Form 10-Q
period 2002-04-30
VERINT SYSTEMS INC
filed 2002-07-01
CIK 1166388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-49790

Verint Systems Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3200514 (I.R.S. Employer Identification No.)
234 Crossways Park Drive, Woodbury, NY (Address of principal executive offices)	11797 (Zip Code)

(516) 677-7300
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, par value $0.001 per share, outstanding as of June 26, 2002 was 23,430,426

PART I

Financial Information

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	January 31, 2002*	April 30, 2002
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,860	$45,129
Accounts receivable, net	30,756	28,435
Inventories	7,488	8,428
Prepaid expenses and other current assets	5,049	5,244

TOTAL CURRENT ASSETS	93,153	87,236
PROPERTY AND EQUIPMENT, net	12,486	12,512
OTHER ASSETS	11,087	19,981

TOTAL ASSETS	$116,726	$119,729

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$38,308	$38,121
Advance payments from customers	13,518	12,781
Current maturities of long-term bank loans	167	42,165

TOTAL CURRENT LIABILITIES	51,993	93,067
LONG-TERM BANK LOANS	43,456	1,530
CONVERTIBLE NOTE	—	2,200
OTHER LIABILITIES	2,542	2,568

TOTAL LIABILITIES	97,991	99,365

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value—authorized, 120,000,000 shares; issued and outstanding, 18,890,630 and 18,908,927 shares	19	19
Additional paid-in capital	63,447	63,628
Accumulated deficit	(45,002)	(43,295)
Cumulative translation adjustment	271	12

TOTAL STOCKHOLDERS' EQUITY	18,735	20,364

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$116,726	$119,729

*The Condensed Consolidated Balance Sheet as of January 31, 2002 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

The accompanying notes are an integral part of these financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share data)

	Three months ended
	April 30, 2001	April 30, 2002
Sales	$34,558	$36,317
Cost of sales	17,840	17,799

Gross profit	16,718	18,518
Operating expenses:
Research and development, net	4,007	3,892
Selling, general and administrative	12,032	11,786
Royalties and license fees	719	765

Income (loss) from operations	(40)	2,075
Interest and other income (expense), net	(292)	113

Income (loss) before income taxes	(332)	2,188
Income tax provision	560	481

Net income (loss)	$(892)	$1,707

Earnings (loss) per share:
Basic	$(0.05)	$0.09

Diluted	$(0.05)	$0.08

The accompanying notes are an integral part of these financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended
	April 30, 2001	April 30, 2002
Cash flows from operating activities:
Net cash from operations after adjustment for non-cash items	$819	$3,658
Changes in assets and liabilities:
Accounts receivable	3,502	4,291
Inventories	(29)	96
Prepaid expenses and other current assets	940	178
Accounts payable and accrued expenses	(1,762)	(467)
Advance payments from customers	(2,894)	(737)
Other	(403)	(185)

Net cash provided by operating activities	173	6,834

Cash flows from investing activities:
Cash paid for a business combination	—	(9,706)
Purchases of property and equipment	(1,563)	(764)
Increase in software development costs	(1,093)	(1,253)

Net cash used in investing activities	(2,656)	(11,723)

Cash flows from financing activities:
Net proceeds (repayments) of bank loans and other debt	309	(8)
Proceeds from issuance of common stock	115	166

Net cash provided by financing activities	424	158

Net decrease in cash and cash equivalents	(2,059)	(4,731)
Cash and cash equivalents, beginning of period	43,330	49,860

Cash and cash equivalents, end of period	$41,271	$45,129

The accompanying notes are an integral part of these financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

        Verint Systems Inc. ("Verint" and, together with its subsidiaries, the "Company") is engaged in providing analytic solutions for communications interception, digital video security and surveillance, and enterprise business intelligence.

        The accompanying financial information should be read in conjunction with the audited financial statements, including the notes thereto, for the annual period ended January 31, 2002 (included in the Company's registration statement on Form S-1, as filed with the Securities and Exchange Commission (the "SEC"), dated May 15, 2002). See Note 11, "Subsequent Event," below. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair statement of the results for the interim periods presented herein. The Company's results of operations for the three month period ended April 30, 2002 are not necessarily indicative of the Company's results to be expected for the full year.

2. Inventories

        The composition of inventories at January 31, 2002 and April 30, 2002 is as follows:

	January 31, 2002	April 30, 2002
	(In thousands)
Raw materials	$3,640	$5,151
Work in process	1,249	338
Finished goods	2,599	2,939

	$7,488	$8,428

3. Research and Development Expenses

        The Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the OCS reimburses a portion of the Company's research and development expenditures under approved project budgets. The Company is currently involved in several ongoing research and development projects supported by the OCS. During the three month periods ended April 30, 2001 and 2002, reimbursement from the OCS amounted to approximately $1.5 million and $1.2 million respectively.

4. Earnings (Loss) Per Share

        The computation of basic earnings (loss) per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all potentially dilutive issuances of stock. The calculation for earnings per share for the three month periods ended April 30, 2001 and 2002 was as follows:

	April 30, 2001			April 30, 2002
	Per Share			Per Share
	Loss	Shares	Amount	Income	Shares	Amount
	(In thousands, except per share data)
Basic EPS
Net Income (Loss)	$(892)	18,747	$(0.05)	$1,707	18,897	$0.09

Effect of Dilutive Securities
Stock Options					1,508
Convertible Note					137

Diluted EPS	$(892)	18,747	$(0.05)	$1,707	20,542	$0.08

        The diluted loss per share computation for the three months ended April 30, 2001 excludes approximately 1,672,000 incremental shares related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss during the period.

5. Comprehensive Income (Loss)

        For the three month periods ended April 30, 2001 and 2002, total comprehensive income (loss) was $(1,021,000) and $1,448,000, respectively. The elements of comprehensive income (loss) include net income (loss) and foreign currency translation adjustments.

6. Workforce Reduction and Facilities Consolidation

        During the year ended January 31, 2002, the Company took steps to better align its cost structure with the business environment, to improve the efficiency of its operations and to increase its profitability. These steps included reductions in the Company's workforce and the consolidation of its facilities in the United Kingdom, which were announced in April and December 2001.

        As of April 30, 2002, the Company had accrued liabilities of approximately $542,000 related to the workforce reduction and facilities consolidation costs. A roll forward of the accrued liabilities for the workforce reduction and facilities consolidation costs from January 31, 2002 is as follows:

	Accrual Balance at January 31, 2002	Cash Payments	Accrual Balance at April 30, 2002
	(In thousands)
Severance and related	$687	$502	$185
Facilities	357	—	357

Total	$1,044	$502	$542

        Severance and related costs consist primarily of severance payments to terminated employees and fringe related costs associated with severance payments, other termination costs and legal and consulting costs. The balance of the severance and related costs is expected to be paid by January 31, 2003.

        Facilities costs consist primarily of contractually obligated lease liabilities and operating expenses related to facilities vacated in the United Kingdom as a result of the facilities consolidation. The balance of the facilities cost is expected to be paid by October 31, 2003.

7. Related Party Transactions and Balances

        Corporate Services Agreement—For the three month periods ended April 30, 2001 and 2002, the Company recorded expenses of $125,000 and $131,250, respectively, for the services provided by the Company's parent, Comverse Technology, Inc. ("CTI"), under the Corporate Services Agreement between the Company and CTI.

        Enterprise Resource Planning Software Sharing Agreement—The Company recorded $25,000 for each of the three month periods ended April 30, 2001 and 2002, for support services rendered by Comverse Ltd., a subsidiary of CTI, under the Enterprise Resource Planning Software Sharing Agreement between the Company and Comverse Ltd.

        Satellite Services Agreement—For the three month periods ended April 30, 2001 and 2002, the Company recorded expenses of $522,000, and $476,000, respectively, for services rendered by Comverse, Inc., a subsidiary of CTI, and its subsidiaries under the Satellite Services Agreement between the Company and Comverse, Inc.

        Transactions with an Affiliate—During the three month periods ended April 30, 2001 and 2002, the Company sold products and services to Verint Systems (Singapore) PTE LTD (formerly Comverse Infosys (Singapore) PTE LTD), an affiliated systems integrator in which the Company holds a 50% equity interest, amounting to approximately $473,000 and $69,000, respectively. In addition, the Company was charged with marketing and office service fees by that affiliate amounting to approximately $89,000 and $115,000 for the three month periods ended April 30, 2001 and 2002, respectively.

        Transactions with Other Subsidiaries of CTI—The Company charges subsidiaries of CTI for services relating to the use of the Company's facilities and employees. Charges to these subsidiaries were approximately $587,000 and $43,000 for the three month periods ended April 30, 2001 and 2002, respectively.

        Intercompany Loan—The Company was charged interest on balances owed to CTI amounting to $488,000 for the three month period ended April 30, 2001. The principal amount of the indebtedness to CTI and related accrued and unpaid interest were repaid on January 31, 2002.

        Related Party Balances—Related party balances included in the condensed consolidated balance sheets are as follows (in thousands):

	January 31, 2002	April 30, 2002
Included in accounts receivable, net	$3,751	$2,551

Included in accounts payable and accrued expenses	$800	$557

8. Acquisitions

        On February 1, 2002, the Company acquired the digital video recording business of Lanex LLC. The Lanex business provides digital video recording solutions for security and surveillance applications. The purchase price consisted of $9,510,000 in cash and a $2,200,000 convertible note issued by the Company. The note is non-interest bearing and matures on February 1, 2004. The holders of the note may elect to convert the note, in whole or in part, into shares of the Company's common stock at a conversion price of $16.06 per share. The note is guaranteed by CTI. In connection with this acquisition, the Company incurred transaction costs, consisting primarily of professional fees amounting to approximately $196,000.

        The acquisition was accounted for using the purchase method. The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of those assets and liabilities as of February 1, 2002. Identifiable intangible assets consist of sales backlog, acquired technology, trade name and non-competition agreements and have an estimated useful life of up to six years. The results of operations of Lanex's acquired business have been included in the Company's results of operations since February 1, 2002.

        The following is a summary of the allocation of the purchase price for this acquisition:

(In thousands)
Purchase price	$11,710
Acquisition costs	196

Total purchase price	$11,906

Fair value of net assets acquired	$2,671
Identifiable intangible assets	1,385
Goodwill	7,850

Total purchase price	$11,906

        The summary unaudited pro forma condensed consolidated results of operations for the three month period ended April 30, 2001 assuming the acquisition had occurred at the beginning of such period, would have reflected consolidated revenues of approximately $36,013,000, a net loss of approximately $870,000 and a loss per share of $0.05. These pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, the pro forma results are not necessarily indicative of the results that will occur in the future and do not reflect any potential synergies that might arise from the combined operations.

9. Business Segment Information

        The Company is engaged in providing analytic solutions for communications interception, digital video security and surveillance, and enterprise business intelligence. The Company operates in one business segment and manages its business on a geographic basis. Summarized financial information for the Company's reportable geographic segments is presented in the following table. Sales in each geographic segment represents sales originating from that segment.

	United States	Israel	United Kingdom	Other	Reconciling Items	Consolidated Totals
	(In thousands)
Three months ended April 30, 2001:
Sales	$15,039	$15,616	$5,585	$1,569	$(3,251)	$34,558
Costs and expenses	(16,747)	(14,440)	(5,235)	(2,018)	3,842	(34,598)

Operating income (loss)	$(1,708)	$1,176	$350	$(449)	$591	$(40)

Three months ended April 30, 2002:
Sales	$20,307	$15,874	$7,193	$1,130	$(8,187)	$36,317
Costs and expenses	(20,132)	(13,716)	(6,388)	(1,853)	7,847	(34,242)

Operating income (loss)	$175	$2,158	$805	$(723)	$(340)	$2,075

        Long-lived assets by country of domicile consist of:

	January 31, 2002	April 30, 2002
	(In thousands)
Israel	$12,632	$12,649
United States	8,014	16,617
Other	2,927	3,227

	$23,573	$32,493

10. Effect of New Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and is to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 did not have a material effect on the Company's consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes certain provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years; however, early adoption is encouraged. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

11. Subsequent Event

        Initial Public Offering. On May 15, 2002, the Company completed an initial public offering of 4,500,000 shares of its common stock at a price of $16.00 per share. The net proceeds of the offering were approximately $65.5 million. The Company intends to use the net proceeds of this offering to finance the growth of its business, as working capital and for general corporate purposes and capital expenditures. The Company also may use a significant portion of such proceeds to repay outstanding bank debt. In addition, the Company may also use a portion of the proceeds for acquisitions or other investments.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Three Month Period Ended April 30, 2002
Compared to Three Month Period Ended April 30, 2001

        Sales.    Sales for the three month period ended April 30, 2002 increased by approximately $1.8 million, or 5%, as compared to the three month period ended April 30, 2001. This increase was attributable to an increased sales volume of both products and service revenues. Sales to international customers represented approximately 48% of sales for the three month period ended April 30, 2002 as compared to approximately 63% for the three month period ended April 30, 2001.

        Cost of Sales.    Cost of sales for the three month period ended April 30, 2002 did not substantially change as compared to the three month period ended April 30, 2001. Gross margins increased to approximately 51.0% in the three month period ended April 30, 2002 from approximately 48.4% in the three month period ended April 30, 2001. The main changes in the composition of the cost of sales for the three month period ended April 30, 2002, as compared to the three month period ended April 30, 2001, were a decrease in material costs of approximately $0.3 million and a decrease in salaries and fringe benefits of approximately $0.3 million. These decreases were offset by an increase in other expenses of approximately $0.6 million.

        Research and Development Expenses, net.    Research and development expenses, net, for the three month period ended April 30, 2002 decreased by approximately $0.1 million, or 3%, compared to the three month period ended April 30, 2001. This net decrease was attributable to a decrease in salaries and fringe benefits of approximately $0.5 million offset by a decrease in government reimbursements of approximately $0.3 million and an increase in other research and development expenses of approximately $0.1 million. Research and development expenses, net, as a percentage of sales, decreased to approximately 10.7% for the three month period ended April 30, 2002 from approximately 11.6% for the three month period ended April 30, 2001.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three month period ended April 30, 2002 decreased by approximately $0.2 million, or 2%, compared to the three month period ended April 30, 2001. This decrease was attributable to lower agent commissions of approximately $0.3 million, lower bad debt expense of approximately $0.2 million and a decrease in other expenses of approximately $0.5 million offset by an increase in salaries and fringe benefits of approximately $0.8 million related to the sales and marketing personnel. Selling, general and administrative expenses as a percentage of sales decreased to approximately 32.5% for the three month period ended April 30, 2002 from approximately 34.8% for the three month period ended April 30, 2001.

        Royalties and License Fees.    Royalties and license fees for the three month period ended April 30, 2002 did not substantially change as compared to the three month period ended April 30, 2001.

        Interest and Other Income (Expense), net.    Net interest and other income (expense) for the three month period ended April 30, 2002 increased by approximately $0.4 million as compared to the three month period ended April 30, 2001. This increase was attributable to increased net foreign currency gains of approximately $0.8 million and decreased interest expense of approximately $0.3 million, offset by decreased interest income of approximately $0.4 million and increased other expenses of approximately $0.3 million attributable to increased net losses of the Company's affiliate in Singapore. The decrease in interest income and expense is primarily due to the decline in interest rates in the three month period ended April 30, 2002 as compared to the three month period ended April 30, 2001.

        Income Tax Provision.    During the three month period ended April 30, 2002, income tax provision decreased by approximately $0.1 million compared to the three month period ended April 30, 2001. This decrease was attributable to a decrease in state income tax provision due to lower taxable income in certain state jurisdictions. The overall effective tax rate was approximately 22% in the three month period ended April 30, 2002. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of its Israeli subsidiary, which is entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

        Net Income (Loss).    Net income was approximately $1.7 million for the three month period ended April 30, 2002 as compared to a net loss of approximately $0.9 million for the three month period ended April 30, 2001, an increase of approximately $2.6 million. As a percentage of sales, net income (loss) was approximately 4.7% in the three month period ended April 30, 2002 as compared to approximately (2.6)% in the three month period ended April 30, 2001. The increase resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

        As of April 30, 2002, the Company had cash and cash equivalents of approximately $45.1 million. As of April 30, 2002 the Company had a working capital deficit of approximately $5.8 million due primarily to the Company's $42 million bank loan being classified as a current liability as of April 30, 2002. On May 15, 2002 the Company completed an initial public offering which provided approximately $65.5 million of additional working capital. On a pro forma basis, after giving effect to the net proceeds of the Company's initial public offering, working capital at April 30, 2002 would have been approximately $59.6 million.

        Operating activities for the three month periods ended April 30, 2001 and 2002, after adjustment for non-cash items, provided cash of approximately $0.8 million, and $3.7 million, respectively. Other changes in operating assets and liabilities provided (used) cash of approximately ($0.6) million and $3.2 million for the three month periods ended April 30, 2001 and 2002, respectively. This resulted in cash provided by operating activities of approximately $0.2 million and $6.8 million for the three month periods ended April 30, 2001 and 2002, respectively.

        Investing activities for the three month periods ended April 30, 2001 and 2002, used cash of approximately $2.7 million and $11.7 million, respectively. For the three month period ended April 30, 2001 these amounts primarily include additions to property and equipment of approximately $1.6 million and capitalization of software development costs of approximately $1.1 million. For the three month period ended April 30, 2002 these amounts primarily include cash paid for a business combination of approximately $9.7 million, additions to property and equipment of approximately $0.8 million and capitalization of software development costs of approximately $1.3 million.

        Financing activities for the three month periods ended April 30, 2001 and 2002, provided cash of approximately $0.4 million and $0.2 million, respectively. For the three month periods ended April 30, 2001 and 2002 proceeds from the issuances of common stock provided cash of approximately $0.1 million and $0.2 million, respectively, and net proceeds from bank loans and other debt provided cash of approximately $0.3 million in the three month period ended April 30, 2001.

        In January 2002, the Company obtained a $42 million bank loan. This loan matures in February 2003, bears interest at LIBOR plus 0.55%, and may be prepaid without penalty at the end of any interest period. The proceeds of this loan were used to repay amounts owed to CTI. This loan is guaranteed by CTI.

        On February 1, 2002, the Company acquired the digital video recording business of Lanex, LLC. The Lanex business provides digital video recording solutions for security and surveillance applications.

The purchase price consisted of $9.5 million in cash and a $2.2 million convertible note. The note is non-interest bearing and matures on February 1, 2004. The holders of the note may elect to convert the note, in whole or in part, into shares of the Company's common stock at a conversion price of $16.06 per share. The note is guaranteed by CTI.

        On May 15, 2002, the Company completed an initial public offering of 4,500,000 shares of its common stock at a price of $16.00 per share. The net proceeds of the offering were approximately $65.5 million.

        The following table summarizes the Company's balance sheet as of April 30, 2002:

  •
  on an actual basis; and

  •
  on an as adjusted basis to give effect to the sale of 4,500,000 shares of common stock sold by the company in its initial public offering, which was completed on May 15, 2002, after deducting the underwriting discounts and commissions and estimated offering expenses.

	Actual	As Adjusted
	As of April 30, 2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$45,129	$110,589
Working capital	(5,831)	59,629
Total assets	119,729	185,189
Long-term debt, including current maturities	45,895	45,895
Stockholders' equity	20,364	85,824

        The Company believes that the net proceeds from the Company's initial public offering together with its current cash balances and potential cash flows from operations, will be sufficient to meet the Company's anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. Thereafter, if current sources are not sufficient to meet the Company's needs, the Company may seek additional debt or equity financing. In addition, although there is no present understanding, commitment or agreement with respect to any acquisition of other businesses, products, or technologies, the Company may in the future consider such transactions, which may require additional debt or equity financing and could result in a decrease of the Company's working capital. There can be no assurance that such additional financing would be available on acceptable terms, if at all.

CERTAIN TRENDS AND UNCERTAINTIES

        The Company's primary business is providing analytic solutions for communications interception, digital video security and surveillance, and enterprise business intelligence. Since the terrorist attacks of September 11, 2001, heightened awareness surrounding homeland defense and security, both in the U.S. and globally, has increased the demand for analytic solutions for communications interception and digital video security and surveillance solutions such as those provided by the Company. Recent legislative and regulatory actions have provided greater surveillance powers to law enforcement agencies, imposed strict requirements on communications service providers to facilitate interception of communications over public networks, and increased the security measures being implemented at airports and other public facilities. In contrast, the market for the Company's enterprise business intelligence products has been adversely affected in the past by the global economic slowdown and the decline in information technology spending, which has caused many companies to reduce or, in extreme cases, eliminate altogether, information technology spending. If the Company's customers do not increase their spending on information technology or if such spending declines, the Company's revenues from sales of its enterprise business intelligence products may decrease.

The information technology spending of the Company's customers in the near term remains uncertain and the Company is uncertain whether it will be able to increase or maintain its revenues. The Company has incurred operating and net losses every year since 1997, and as of April 30, 2002, its accumulated deficit was $43.3 million. If sales do not increase as anticipated or if expenses increase at a greater pace than revenues, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

        It is difficult for the Company to forecast the timing of revenues from product sales because customers often need a significant amount of time to evaluate the Company's products before purchasing them. The period between initial customer contact and a purchase by a customer may vary from six months to more than one year. During the evaluation period, customers may defer or scale down proposed orders of the Company's products for various reasons, including: (i) changes in budgets and purchasing priorities; (ii) reduced need to upgrade existing systems; (iii) customer deferrals in anticipation of enhancements or new products; (iv) introduction of products by competitors; and (v) lower prices offered by competitors.

        Quarterly operating results are difficult to predict and may fluctuate significantly in the future, which in turn may result in volatility in the Company's stock price. The following factors, many of which are outside the Company's control, can cause fluctuations in operating results and stock price volatility: (i) the size, timing, terms and conditions of orders from and shipments to customers; (ii) unanticipated delays or problems in releasing new products; (iii) the timing and success of the customers' deployment of the Company's products and services; and (iv) the amount and timing of investments in research and development activities.

        The deferral or loss of one or more significant sales could materially and adversely affect the Company's operating results in any fiscal quarter, particularly if there are significant sales and marketing expenses associated with the deferred or lost sales. The Company's current and future expense levels are based on internal operating plans and sales forecasts, and the Company's operating costs are to a large extent fixed. As a result, the Company may not be able to sufficiently reduce its costs in any quarter to compensate for an unexpected near-term shortfall in revenues.

        The markets for the Company's digital security and surveillance and enterprise business intelligence products are still emerging. The Company's growth is dependent on, among other things, the size and pace at which the markets for its products develop. If the markets for the Company's products decrease, remain constant or grow slower than anticipated, the Company will not be able to maintain its growth. Continued growth in the demand for the Company's products is uncertain as a result of, among other reasons, existing customers and potential customers may: (i) not achieve a return on their investment in the Company's products; (ii) experience technical difficulty in utilizing the Company's products; or (iii) use alternative solutions to achieve their security, intelligence or business objectives. In addition, as the Company's enterprise business intelligence products are sold primarily to contact centers, slower than anticipated growth or a contraction in the number of contact centers will have an adverse effect on the Company's ability to maintain growth.

        The markets for the Company's products are characterized by rapidly changing technology and evolving industry standards. The introduction of products embodying new technology and the emergence of new industry standards can render the Company's existing products obsolete and unmarketable and can exert price pressures on existing products. It is critical to the Company's success to anticipate changes in technology or in industry standards and to successfully develop and introduce new, enhanced and competitive products on a timely basis. The Company cannot guaranty that it will successfully develop new products or introduce new applications for existing products, that new products and applications will achieve market acceptance or that the introduction of new products or technological developments by competitors will not render the Company's products obsolete. Thus, the Company's inability to develop products that are competitive in technology and price and meet customer needs could have a material adverse effect on its business, financial condition or results of operations.

        The global market for analytical solutions for security and business applications is intensely competitive, both in the number and breadth of competing companies and products and the manner in which products are sold. For example, the Company often competes for customer contracts through a competitive bidding process that subjects it to risks associated with: (i) the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns; and (ii) the substantial time and effort, including design, development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to the Company.

        Competitors may be able to develop more quickly or adapt faster to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Some of the Company's competitors have, in relation to the Company, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. New competitors or alliances among competitors could emerge and rapidly take significant market share. In addition, some of the Company's customers may in the future decide to develop internally their own solutions instead of purchasing products from the Company. Increased competition could force the Company to lower prices or take other actions to differentiate its products.

        The Company derives a significant amount of its revenues from government contracts. The Company expects that government contracts will continue to be a significant source of revenues for the foreseeable future. Business generated from government contracts may be adversely affected if: (i) levels of government expenditures and authorizations for law enforcement and security related programs decrease, remain constant or shift to programs in areas where the Company does not provide products and services; (ii) the Company is prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of procurement laws or regulations; (iii) the Company is not granted security clearances that are required to sell products to domestic or foreign governments or such security clearances are revoked; (iv) the Company's reputation or relationship with government agencies is impaired; (v) there is a change in government procurement procedures; or (vi) the Company is suspended from contracting with a domestic or foreign government or any significant law enforcement agency.

        Many of the Company's government contracts contain provisions that give the government rights and remedies not typically found in private commercial contracts, including provisions enabling the government to: (i) terminate or cancel existing contracts for convenience; (ii) suspend the Company from doing business with a foreign government or prevent it from selling products in certain countries; (iii) audit and object to contract-related costs and expenses, including allocated indirect costs; and (iv) change specific terms and conditions in the Company's contracts, including changes that would reduce a contract's value.

        Many jurisdictions have laws and regulations that deem government contracts in those jurisdictions to include these types of provisions, even if the contract itself does not contain them. If a government terminates a contract for convenience, the Company may not recover incurred or committed costs, any settlement expenses or profit on work completed prior to the termination. If a government terminates a contract for default, the Company may not recover even those amounts, and instead it may be liable for any costs incurred by a government in procuring undelivered items and services from another source.

        The Company also must comply with domestic and foreign laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how the Company does business with government agencies in various countries and may impose added costs on its business. For example, in the United States, the Company is subject to the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of federal government contracts, and to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations. The Company is subject to similar regulations in certain foreign countries as well.

        If a government review or investigation uncovers improper or illegal activities, the Company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with government agencies, which could materially and adversely affect the Company's business, financial condition and results of operations. In addition, a government may reform its procurement practices or adopt new contracting rules and regulations that could be costly to satisfy or that could impair the Company's ability to obtain new contracts.

        The Company's subsidiary, Verint Technology Inc. ("Verint Technology"), which markets, sells and supports communications interception solutions to various U.S. government agencies, is required by the National Industrial Security Program to maintain facility security clearances and to be insulated from foreign ownership, control or influence. To comply with the National Industrial Security Program requirements, in January 1999 the Company, Verint Technology, the Company's parent corporation, CTI, and the Department of Defense entered into a proxy agreement with respect to the ownership and operations of Verint Technology. Under the proxy agreement, the Company, among other things, appointed three individuals who are U.S. citizens holding the requisite security clearances as holders of proxies to vote the Verint Technology stock. The proxy holders have the power to exercise all prerogatives of ownership of Verint Technology. These three individuals are responsible for the oversight of Verint Technology's security arrangements.

        The proxy agreement may be terminated and Verint Technology's facility security clearance may be revoked in the event of a breach of the proxy agreement, or if it is determined by the Department of Defense that termination is in the national interest. If Verint Technology's facility security clearance is revoked, the Company may lose all or a substantial portion of its sales to U.S. government agencies and its business, financial condition and results of operations would be harmed.

        As the communications industry continues to evolve, governments may increasingly regulate products that monitor and record voice, video and data transmissions over public communications networks, such as the Company's solutions. For example, products which the Company sells to law enforcement agencies and which interface with a variety of wireline, wireless and Internet protocol networks must comply in the United States with the technical standards established by the Federal Communications Commission pursuant to the Communications Assistance for Law Enforcement Act and in Europe by the European Telecommunications Standard Institute. The adoption of new laws governing the use of the Company's products or changes made to existing laws could cause a decline in the use of the Company's products and could result in increased expenses, particularly if the Company is required to modify or redesign products to accommodate these new or changing laws.

        The Company is required to obtain export licenses from the Israeli and German governments to export some of the products developed or manufactured in these countries. The Company cannot guaranty that it will be successful in obtaining the licenses and other authorizations required to export products from applicable governmental authorities. The failure to receive any required export license or authorization would hinder the Company's ability to sell its products and could adversely affect its business, financial condition and results of operations.

        The Company's ability to achieve revenue growth depends to some extent on adding new partners to expand sales channels, as well as leveraging its relationships with existing partners. If the relationships with these value added resellers, systems integrators and strategic and technology partners deteriorate or terminate, the Company may lose important sales and marketing opportunities. As part of the Company's growth strategy, it intends to pursue new strategic alliances. The Company considers and engages in strategic transactions from time to time and may be evaluating alliances or joint ventures at any time. The Company competes with other analytic solution providers for these opportunities and cannot guaranty that it will be able to effect these transactions on commercially reasonable terms or at all, and it cannot be sure that it will realize the anticipated benefits.

        The Company's products involve sophisticated hardware and software technology that performs critical functions to highly demanding standards. There can be no assurance that the Company's current or future products will not develop operational problems, which could have a material adverse effect on the Company. The Company offers complex products that may contain undetected defects or errors, particularly when first introduced or as new versions are released. The Company may not discover such defects or errors until after a product has been released and used by the customer. Significant costs may be incurred to correct undetected defects or errors in the Company's products and these defects or errors could result in future lost sales. In addition, defects or errors in the Company's products may result in product liability claims, which could cause adverse publicity and impair their market acceptance.

        Software licensed from third parties is incorporated into the vast majority of the Company's products. If the Company loses or is unable to maintain any software licenses, it could incur additional costs or experience unexpected delays until equivalent software can be developed or licensed and integrated into the Company's products.

        While the Company occasionally files patent applications, it cannot guaranty that patents will be issued on the basis of such applications or that, if such patents are issued, they will not be challenged, invalidated or circumvented or be sufficiently broad to protect the Company's technology. In order to safeguard the Company's unpatented proprietary know-how, trade secrets and technology, the Company relies primarily upon trade secret protection and non-disclosure provisions in agreements with employees and others having access to confidential information. The Company cannot guaranty that these measures will provide adequate protection from improper disclosure or misappropriation of proprietary information.

        The occurrence or perception of security breaches within the Company could harm the Company's business, financial condition and operating results. While the Company implements sophisticated security measures, third parties may attempt to breach the Company's security through computer viruses, electronic break-ins and other disruptions. If successful, confidential information, including passwords, financial information, or other personal information may be improperly obtained and the Company may be subject to lawsuits and other liability. Even if the Company is not held liable, a security breach could harm the Company's reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of the Company's products.

        The information technology industry is characterized by frequent allegations of intellectual property infringement. In the past, third parties have asserted that certain of the Company's products infringe their intellectual property and similar claims may be made in the future. Any allegation of infringement could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force the Company to enter into royalty or license agreements rather than dispute the merits of such allegation. If patent holders or other holders of intellectual property initiate legal proceedings against the Company, it may be forced into protracted and costly litigation. The Company may not be successful in defending such litigation and it may not be able to procure any required royalty or license agreements on acceptable terms, or at all.

        The Company generally indemnifies customers with respect to infringement by its products of the proprietary rights of third parties. Third parties may assert infringement claims against the Company's customers and these claims may require the initiation of or defense against protracted and costly litigation, regardless of the merits of these claims. If any of these claims succeed, the Company may be forced to pay damages or may be required to obtain licenses. If the Company cannot obtain all necessary licenses on commercially reasonable terms, customers may be forced to stop using or, in the case of value added resellers, selling, the Company's products.

        Although the Company generally uses standard parts and components in its products, it relies on non-affiliated suppliers for the supply of certain components and on manufacturers of assemblies that are incorporated in all of its products. The Company does not have any long-term supply or manufacturing agreements with any of these suppliers or manufacturers. If these suppliers or manufacturers experience financial, operational, manufacturing capacity or quality assurance difficulties, or if there is any other disruption in these relationships, the Company will be required to locate alternative sources of supply. The inability to obtain sufficient quantities of these components, if and as required in the future entails the following risks: (i) delays in delivery or shortages in components could interrupt and delay manufacturing and result in cancellations of product orders; (ii) alternative suppliers could increase component prices significantly and with immediate effect; (iii) the Company may not be able to develop alternative sources for product components; (iv) the Company may be required to modify products, which may cause delays in product shipments, increased manufacturing costs and increased product prices; and (v) the Company may be required to hold more inventory than it otherwise might in order to avoid problems from shortages or discontinuance.

        On February 1, 2002, the Company acquired the digital video recording business of Lanex, LLC. If the Company is unable to successfully integrate Lanex with its business, it may be unable to realize the anticipated benefits of this acquisition. The Company may experience technical difficulties that could delay the integration of Lanex's products into its solutions, resulting in business disruptions.

        The Company may in the future pursue acquisitions of businesses, products and technologies, or the establishment of joint venture arrangements. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired or jointly developed business, technology or product could result in a substantial diversion of management resources. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization of certain identifiable intangible assets, research and development write-offs and other acquisition-related expenses. These investments may be made in immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that the Company may lose the total amount of its investments. The Company may not be able to identify suitable investment candidates, and, even if it does, the Company may not be able to make those investments on acceptable terms, or at all. In addition, the Company also may fail to successfully integrate acquired businesses with its operations or successfully realize the intended benefits of any acquisition.

        The Company depends on the continued services of its executive officers and other key personnel. In addition, the Company may need to attract and retain a substantial number of new employees, particularly sales and marketing personnel and technical personnel, who understand and have experience with the Company's products and services. If the Company is unable to attract and retain qualified employees, its ability to grow could be impaired. Competition for personnel in the Company's industry for certain positions is intense, and in the past it has experienced difficulty in recruiting qualified personnel due to the market demand for their services. The Company has also experienced difficulty in locating qualified candidates within desired geographic locations and, on occasion, has had to relocate personnel to fill positions in locations where it could not attract qualified experienced personnel.

        The Company conducts significant sales and research and development operations in foreign countries, including in Israel, Germany and the United Kingdom, and intends to continue to expand operations internationally. Business may suffer if the Company is unable to successfully expand and maintain foreign operations. Foreign operations are, and any future foreign expansion will be, subject to a variety of risks, many of which are beyond the Company's control, including risks associated with: (i) foreign currency fluctuations; (ii) customizing products for foreign countries; (iii) political and economic instability in foreign countries; (iv) potentially adverse tax consequences of operating in foreign countries; (v) legal uncertainties regarding liability, export and import restrictions, tariffs and other trade barriers; (vi) compliance with local laws and regulations, including labor laws, employee benefits, currency restrictions and other requirements; (vii) hiring qualified foreign employees; and (viii) difficulty in accounts receivable collection and longer collection periods.

        To date, most of the Company's sales have been denominated in U.S. dollars, while a significant portion of expenses, primarily labor expenses in Israel, Germany and the United Kingdom, are incurred in the local currencies of these countries. As a result, the Company is exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could increase the dollar cost of operations in Israel, Germany or the United Kingdom and would therefore have an adverse effect on the results of the Company's operations. Since a portion of the Company's sales are made in foreign currencies, primarily the British pound and the Euro, fluctuation in the value of these currencies relative to the U.S. dollar could decrease revenues and adversely effect the results of operations. In addition, the Company's costs of operations have at times been affected by changes in the cost of its operations in Israel, resulting from changes in the value of the Israeli shekel relative to the United States dollar, which for certain periods had a negative impact and recently has had a positive impact.

        Political, economic and military conditions in Israel directly affect the Company's operations. Since the State of Israel was established in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip, and more recently Israel has experienced terrorist incidents within its borders. As a result, negotiations between Israel and representatives of the Palestinian Authority have been terminated and have failed to result in peace. The Company could be adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violent conflicts involving Israel and other nations may impede the ability to sell the Company's products in certain countries.

        In addition, some of the Company's employees in Israel are subject to being called upon to perform military service in Israel, and their absence may have an adverse effect upon operations. Generally, unless exempt, male adult citizens and permanent residents of Israel under the age of 54 are obligated to perform up to 36 days of military reserve duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. These conditions could disrupt the Company's operations in Israel and the Company's business, financial condition and results of operations could be adversely affected.

        The Company receives grants from the Government of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade for the financing of a portion of the Company's research and development expenditures in Israel. The terms of these grants limit the Company's ability to manufacture products and prohibit it from transferring technologies outside of Israel if such products or technologies were developed using these grants. Even if the Company received approval to manufacture products developed using these grants outside of Israel, it may be required to pay a significantly increased amount of royalties on an accelerated basis to the Government of Israel, depending on the manufacturing volume that is performed outside of Israel. This restriction may impair the Company's ability to outsource manufacturing or engage in similar arrangements for those products or technologies. In addition, if the Company fails to comply with any of the conditions imposed by the Office of the Chief Scientist, it may be required to refund any grants previously received together with interest and penalties, and it may be subject to criminal charges. In recent years, the Government of Israel has accelerated the rate of repayment of Chief Scientist grants and may further accelerate them in the future. Further, the Government of Israel has reduced the benefits available under these programs in recent years and these programs may be discontinued or curtailed in the future. If the Government of Israel ends these programs, the Company's business, financial condition and results of operations could be adversely affected.

        The Company's investment program in manufacturing equipment and leasehold improvements at its facility in Israel has been granted approved enterprise status and is therefore eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments. From time to time, the Government of Israel has discussed reducing or eliminating the tax benefits available to approved enterprise programs such as the programs provided to the Company. The Company cannot guaranty that these tax benefits will be continued in the future at their current levels or at all. If these tax benefits are reduced or eliminated, the amount of taxes that the Company pays in Israel will increase.

        CTI beneficially owns approximately 79.5% of the Company's outstanding shares of common stock. Consequently, CTI effectively controls the outcome of all matters submitted for stockholder action, including the composition of the Company's board of directors and the approval of significant corporate transactions. Through its representation on the Company's board of directors, CTI has a controlling influence on the Company's management, direction and policies, including the ability to appoint and remove officers. As a result, CTI may cause the Company to take actions that may not be aligned with the Company's interests or those of its other stockholders. For example, CTI may prevent or delay any transaction involving a change in control or in which the Company's stockholders might receive a premium over the prevailing market price for their shares.

        The Company receives legal, insurance and other administrative services from CTI under a corporate services agreement. The Company's enterprise resource planning software is maintained and supported by Comverse, Ltd. under an enterprise resource planning software sharing agreement. The Company also obtains personnel and facility services from Comverse, Inc. under a satellite services agreement. If these agreements are terminated, the Company may be required to obtain similar services from other entities or, alternatively, may be required to hire qualified personnel and incur other expenses to obtain these services. The Company may not be able to hire such personnel or to obtain comparable services at prices and on terms as favorable as it currently has under these agreements.

        The Company has entered into a business opportunities agreement with CTI that addresses potential conflicts of interest between the companies. This agreement allocates opportunities to pursue transactions or matters between the companies that, absent such allocation, could constitute corporate opportunities of both companies. As a result, the Company may lose valuable business opportunities. In general, the Company is precluded from pursuing opportunities offered to officers or employees of CTI who may also be the Company's directors, officers or employees, unless CTI fails to pursue these opportunities. In addition, six of the Company's twelve directors are officers and/or directors or employees of CTI, or otherwise affiliated with CTI. These directors have fiduciary duties to both companies and may have conflicts of interest on matters affecting both companies and, in some circumstances, may have interests adverse to the Company. The Company's Chairman, Mr. Kobi Alexander, is the Chairman of CTI. This position imposes significant demands on Mr. Alexander's time and presents potential conflicts of interest.

        Recently, the stock market has experienced significant price declines and volume fluctuations. Market prices of securities of technology companies, particularly following an initial public offering, have been highly volatile and frequently reach levels that bear no relationship to the operating performance of such companies. These market prices are subject to wide variations and the Company's stock price may experience similar volatility.

        In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. The Company could be the target of similar litigation in the future. Securities litigation could result in the expenditure of substantial costs, divert management's attention and resources, harm the Company's reputation in the industry and the securities markets and reduce profitability.

        Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact the Company's facilities, personnel and operations that are located in the United States, Israel, Europe, the Far East, Australia and South America, as well as those of the Company's clients. These developments could have a material adverse effect on the Company's business and the trading price of its common stock.

        The Company's board of directors' ability to designate and issue up to 2,500,000 shares of preferred stock and to issue additional shares of common stock could adversely affect the voting power of the holders of common stock, and could have the effect of making it more difficult for a person to acquire, or could discourage a person from seeking to acquire, control of the Company. If this occurrs, investors could lose the opportunity to receive a premium on the sale of their shares in a change of control transaction.

FORWARD-LOOKING STATEMENTS

        From time to time, the Company makes forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto.

        The Company may include forward-looking statements in its periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K, in its annual report to shareholders, in its proxy statements, in its press releases, in other written materials, and in statements made by employees to analysts, investors, representatives of the media, and others.

        By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. Actual results may differ materially due to a variety of factors, including without limitation those discussed under "Certain Trends and Uncertainties" and elsewhere in this report. Investors and others should carefully consider these and other uncertainties and events, whether or not the statements are described as forward-looking.

        Forward-looking statements made by the Company are intended to apply only at the time they are made, unless explicitly stated to the contrary. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likely to be achieved. If the Company were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that the Company would make additional updates or corrections thereafter.

MARKET RISK DISCLOSURES

        The Company is exposed to market risk from changes in foreign currency exchange rates that could impact its results of operations and financial condition. The Company considers the foreign currency exchange rate risk, in particular that of the U.S. dollar versus the British pound, the Euro and the new Israeli shekel, to be its primary market risk exposure. To date, the Company has not used any material foreign currency exchange contracts or other derivative instruments to reduce its exposure to the foreign currency exchange risks. In the future, the Company may use foreign currency exchange contracts and other derivative instruments to reduce its exposure to this risk.

        The Company currently maintains its surplus cash in short-term, interest-bearing investment-grade instruments or bank deposits. The Company does not expect that a 100 basis point increase nor decrease from current interest rates would have a material effect on its financial position, results of operations or cash flows.

PART II
Other Information

        ITEM 2. Changes in Securities and Use of Proceeds.

        The Company's registration statement on Form S-1 with respect to 5,175,000 shares of the Company's common stock, par value $.001 per share became effective on May 15, 2002 (SEC Registration No. 333-82300, the "Registration Statement"). The amount of shares of common stock registered by the Registration Statement consisted of 4,500,000 shares of common stock offered by the Company in its initial public offering (the "Offering") and 675,000 shares of common stock that were registered in connection with the option granted by the Company to the underwriters to cover over-allotments. Lehman Brothers Inc., acted as the lead managing underwriter and Salomon Smith Barney Inc., Robertson Stephens, Inc, UBS Warburg LLC and U.S. Bancorp Piper Jaffray Inc. acted as co-managing underwriters for the Offering. The Offering commenced on May 15, 2002 and was completed shortly following the sale of the 4,500,000 shares of common stock at a price of $16.00 per share and for an aggregate gross proceeds of $72 million. The Company incurred approximately $6.5 million of expenses in connection with the Offering of which approximately $5 million were incurred for underwriting discounts and commissions and approximately $1.5 million incurred for other expenses. The net proceeds from the offering were approximately $65.5 million.

        The Company intends to use the proceeds from its initial public offering to finance the growth of its business, as working capital and for general corporate purposes and capital expenditures. The Company also may use a significant portion of such proceeds to repay outstanding bank debt. In addition, the Company may also use a portion of the proceeds for acquisitions or other investments.

        On February 1, 2002, the Company acquired the digital video recording business of Lanex, LLC. The purchase price consisted of approximately $9.5 million in cash and a 2.2 million convertible note issued by the Company in a transaction not involving any public offering pursuant to the exemption from registration in Section 4(2) of the Securities Act. The note is non-interest bearing and matures on February 1, 2004. The holders of the note may elect to convert the note, in whole or in part, into shares of the Company's common stock at a conversion price of $16.06 per share at any time. The note is guaranteed by CTI.

        ITEM 6. Exhibits and Reports on Form 8-K.

        No reports on Form 8-K have been filed during the three-month period ended April 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERINT SYSTEMS INC.
Dated: June 28, 2002	/s/ DAN BODNER Dan Bodner President and Chief Executive Officer
Dated: June 28, 2002	/s/ IGAL NISSIM Igal Nissim Vice President and Chief Financial Officer

QuickLinks

PART I Financial Information
VERINT SYSTEMS INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (In thousands, except share data)
VERINT SYSTEMS INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)
VERINT SYSTEMS INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
VERINT SYSTEMS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
PART II Other Information
SIGNATURES