Form 10-Q
period 2002-07-31
VERINT SYSTEMS INC
filed 2002-09-13
CIK 1166388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

or

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

                          ☒  Yes    ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, par value $0.001 per share, outstanding as of September 6, 2002 was 23,431,791

PART I

Financial Information

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	January 31, 2002*	July 31, 2002
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,860	$119,201
Accounts receivable, net	30,756	27,490
Inventories	7,488	7,781
Prepaid expenses and other current assets	5,049	5,337

TOTAL CURRENT ASSETS	93,153	159,809
PROPERTY AND EQUIPMENT, net	12,486	13,128
OTHER ASSETS	11,087	20,125

TOTAL ASSETS	$116,726	$193,062

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$38,308	$42,777
Advance payments from customers	13,518	13,840
Current maturities of long-term bank loans	167	42,180

TOTAL CURRENT LIABILITIES	51,993	98,797
LONG-TERM BANK LOANS	43,456	1,616
CONVERTIBLE NOTE	—	2,200
OTHER LIABILITIES	2,542	2,647

TOTAL LIABILITIES	97,991	105,260

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value—authorized, 120,000,000 shares; issued and outstanding, 18,890,630 and 23,431,791 shares	19	23
Additional paid-in capital	63,447	129,104
Accumulated deficit	(45,002)	(41,073)
Cumulative translation adjustment	271	(252)

TOTAL STOCKHOLDERS' EQUITY	18,735	87,802

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$116,726	$193,062

*
The Condensed Consolidated Balance Sheet as of January 31, 2002 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

The accompanying notes are an integral part of these financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Six months ended		Three months ended
	July 31, 2001	July 31, 2002	July 31, 2001	July 31, 2002
Sales	$66,575	$74,787	$32,017	$38,470
Cost of sales	34,175	36,381	16,335	18,582

Gross profit	32,400	38,406	15,682	19,888
Operating expenses:
Research and development, net	7,793	8,130	3,786	4,238
Selling, general and administrative	23,167	24,398	11,135	12,612
Royalties and license fees	1,416	1,571	697	806
Restructuring and impairment charges	1,164	—	1,164	—

Income (loss) from operations	(1,140)	4,307	(1,100)	2,232
Interest and other income (expense), net	(480)	673	(188)	560

Income (loss) before income taxes	(1,620)	4,980	(1,288)	2,792
Income tax provision	1,014	1,051	454	570

Net income (loss)	$(2,634)	$3,929	$(1,742)	$2,222

Earnings (loss) per share:
Basic	$(0.14)	$0.19	$(0.09)	$0.10

Diluted	$(0.14)	$0.18	$(0.09)	$0.09

The accompanying notes are an integral part of these financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended
	July 31, 2001	July 31, 2002
Cash flows from operating activities:
Net cash from operations after adjustment for non-cash items	$904	$8,106
Changes in assets and liabilities:
Accounts receivable	6,667	5,099
Inventories	1,564	743
Prepaid expenses & other current assets	657	(246)
Accounts payable and accrued expenses	593	4,189
Advance payments from customers	(5,531)	322
Other	1,390	(75)

Net cash provided by operating activities	6,244	18,138

Cash flows from investing activities:
Cash paid for a business combination	—	(9,706)
Purchases of property and equipment	(2,672)	(2,188)
Increase in software development costs	(2,179)	(2,485)

Net cash used in investing activities	(4,851)	(14,379)

Cash flows from financing activities:
Net proceeds (repayments) of bank loans	42	(47)
Net proceeds from issuance of common stock	155	65,629

Net cash provided by financing activities	197	65,582

Net increase in cash and cash equivalents	1,590	69,341
Cash and cash equivalents, beginning of period	43,330	49,860

Cash and cash equivalents, end of period	$44,920	$119,201

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

        The accompanying financial information should be read in conjunction with the audited financial statements, including the notes thereto, for the annual period ended January 31, 2002 (included in the Company's registration statement on Form S-1, as filed with the Securities and Exchange Commission (the "SEC"), dated May 15, 2002). See Note 2, "Initial Public Offering" below. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair statement of the results for the interim periods presented herein. The Company's results of operations for the three month and six month periods ended July 31, 2002 are not necessarily indicative of the Company's results to be expected for the full year.

2. Initial Public Offering

        In May 2002, the Company completed an initial public offering of 4,500,000 shares of its common stock at a price of $16.00 per share. The net proceeds of the offering were approximately $65.4 million. The Company intends to use the net proceeds of this offering to finance the growth of its business, as working capital and for general corporate purposes and capital expenditures. The Company also may use a significant portion of such proceeds to repay outstanding bank debt. In addition, the Company may also use a portion of the proceeds for acquisitions or other investments.

3. Inventories

        The composition of inventories at January 31, 2002 and July 31, 2002 is as follows:

	January 31, 2002	July 31, 2002
	(In thousands)
Raw materials	$3,640	$4,679
Work in process	1,249	498
Finished goods	2,599	2,604

	$7,488	$7,781

4. Research and Development Expenses

        The Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the OCS reimburses a portion of the Company's research and development expenditures under approved project budgets. The Company is currently involved in several ongoing research and development projects supported by the OCS. Such reimbursement amounted to $1,516,000 and $3,005,000 in the three and six month periods ended July 31, 2001, respectively, and $1,320,000 and $2,524,000 in the three and six month periods ended July 31, 2002, respectively.

5. Earnings (Loss) Per Share

        The computation of basic earnings (loss) per share is based on the weighted average number of outstanding common shares. Diluted earnings (loss) per share further assumes the issuance of common shares for all potentially dilutive issuances of stock. The calculation for earnings (loss) per share for the three month and six month periods ended July 31, 2001 and 2002 was as follows:

	Three Months ended
	July 31, 2001			July 31, 2002
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(In thousands, except per share data)
Basic EPS
Net Income (Loss)	$(1,742)	18,758	$(0.09)	$2,222	22,695	$0.10

Effect of Dilutive Securities
Stock Options					1,026
Convertible Note					137

Diluted EPS	$(1,742)	18,758	$(0.09)	$2,222	23,858	$0.09

	Six Months ended
	July 31, 2001			July 31, 2002
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
			(In thousands, except per share data)
Basic EPS
Net Income (Loss)	$(2,634)	18,753	$(0.14)	$3,929	20,827	$0.19

Effect of Dilutive Securities
Stock Options					1,300
Convertible Note					137

Diluted EPS	$(2,634)	18,753	$(0.14)	$3,929	22,264	$0.18

        The diluted loss per share computation for the three month and six month periods ended July 31, 2001, excludes approximately 1,737,000 and 1,092,000 incremental shares related to employee stock options, respectively. These shares are excluded due to their antidilutive effect as a result of the Company's loss during these periods.

6. Comprehensive Income (Loss)

        Total comprehensive income (loss) was $(1,450,000) and $1,958,000 for the three month periods ended July 31, 2001 and July 31, 2002, respectively and $(2,471,000) and $3,406,000 for the six month periods ended July 31, 2001 and July 31, 2002, respectively. The elements of comprehensive income (loss) include net income (loss) and foreign currency translation adjustments.

7. Workforce Reduction and Restructuring

        During the year ended January 31, 2002, the Company took steps to better align its cost structure with the business environment, to improve the efficiency of its operations and to increase its profitability. These steps included reductions in the Company's workforce and the consolidation of its facilities in the United Kingdom, which were announced in April and December 2001.

        As of July 31, 2002, the Company had accrued liabilities of approximately $375,000 related to the workforce reduction and facilities consolidation costs. A roll forward of the accrued liabilities for the workforce reduction and facilities consolidation costs from January 31, 2002 is as follows:

	Accrual Balance at January 31, 2002	Cash Payments	Accrual Balance at July 31, 2002
	(In thousands)
Severance and related	$687	$593	$94
Facilities	357	76	281

Total	$1,044	$669	$375

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

8. Related Party Transactions and Balances

        Corporate Services Agreement—The Company recorded expenses of $125,000 and approximately $131,000 for the three month periods ended July 31, 2001 and July 31, 2002, respectively, and $250,000 and approximately $262,000 for the six month periods ended July 31, 2001 and July 31, 2002, respectively, for the services provided by the Company's parent, Comverse Technology, Inc. ("CTI"), under the Corporate Services Agreement between the Company and CTI.

        Enterprise Resource Planning Software Sharing Agreement—The Company recorded $25,000 for each of the three month periods ended July 31, 2001 and 2002 and $50,000 for each of the six month periods ended July 31, 2001 and 2002, for support services rendered by Comverse Ltd., a subsidiary of CTI, under the Enterprise Resource Planning Software Sharing Agreement between the Company and Comverse Ltd.

        Satellite Services Agreement—In connection with services rendered by Comverse, Inc., a subsidiary of CTI, and its subsidiaries under the Satellite Services Agreement between the Company and Comverse, Inc., the Company recorded expenses of $477,000 and $621,000, for the three month periods ended July 31, 2001 and July 31, 2002, respectively, and $999,000 and $1,097,000, for the six month periods ended July 31, 2001 and July 31, 2002, respectively.

        Transactions with an Affiliate—The Company sold products and services to Verint Systems (Singapore) PTE LTD (formerly Comverse Infosys (Singapore) PTE LTD), an affiliated systems integrator in which the Company holds a 50% equity interest, amounting to approximately $1,250,000 and $431,000, during the three month periods ended July 31, 2001 and July 31, 2002, respectively, and $1,723,000 and $500,000, during the six month periods ended July 31, 2001 and July 31, 2002, respectively. In addition, the Company was charged with marketing and office service fees by that affiliate amounting to approximately $108,000 and $96,000 for the three month periods ended July 31, 2001 and July 31, 2002, respectively, and $197,000 and $211,000, for the six month periods ended July 31, 2001 and July 31, 2002, respectively.

        Transactions with Other Subsidiaries of CTI—The Company charges subsidiaries of CTI for services relating to the use of the Company's facilities and employees. Charges to these subsidiaries were approximately $534,000 and $45,000 for the three month periods ended July 31, 2001 and July 31, 2002, respectively, and $1,121,000 and $88,000 for the six month periods ended July 31, 2001 and July 31, 2002, respectively.

        Intercompany Loan—The Company was charged interest on balances owed to CTI amounting to $409,000 and $897,000, for the three month and six month periods ended July 31, 2001, respectively. The principal amount of the indebtedness to CTI and related accrued and unpaid interest were repaid on January 31, 2002.

        Related Party Balances—Related party balances included in the condensed consolidated balance sheets are as follows (in thousands):

	January 31, 2002	July 31, 2002
Included in accounts receivable, net	$3,751	$1,574

Included in accounts payable and accrued expenses	$800	$881

9. Acquisitions

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

        The summary unaudited pro forma condensed consolidated results of operations, assuming the acquisition had occurred at the beginning of the periods, would have reflected consolidated revenues of approximately $34,873,000 and $70,886,000, net losses of approximately $1,174,000 and $2,044,000 and losses per share of $0.06 and $0.11 for the three month and six month periods ended July 31, 2001, respectively. These pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, the pro forma results are not necessarily indicative of the results that will occur in the future and do not reflect any potential synergies that might arise from the combined operations.

10. Business Segment Information

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

	United States	Israel	United Kingdom	Other	Reconciling Items	Consolidated Totals
	(In thousands)
Three months ended July 31, 2001:
Sales	$18,760	$15,692	$3,904	$1,165	$(7,504)	$32,017
Costs and expenses	(19,583)	(14,545)	(4,704)	(1,788)	7,503	(33,117)

Operating income (loss)	$(823)	$1,147	$(800)	$(623)	$(1)	$(1,100)

Three months ended July 31, 2002:
Sales	$20,408	$15,613	$4,388	$3,913	$(5,852)	$38,470
Costs and expenses	(19,466)	(13,962)	(4,859)	(3,896)	5,945	(36,238)

Operating income (loss)	$942	$1,651	$(471)	$17	$93	$2,232

	United States	Israel	United Kingdom	Other	Reconciling Items	Consolidated Totals
	(In thousands)
Six months ended July 31, 2001:
Sales	$33,799	$31,308	$9,489	$2,734	$(10,755)	$66,575
Costs and expenses	(36,330)	(28,985)	(9,939)	(3,806)	11,345	(67,715)

Operating income (loss)	$(2,531)	$2,323	$(450)	$(1,072)	$590	$(1,140)

Six months ended July 31, 2002:
Sales	$40,715	$31,487	$11,581	$5,043	$(14,039)	$74,787
Costs and expenses	(39,598)	(27,678)	(11,247)	(5,749)	13,792	(70,480)

Operating income (loss)	$1,117	$3,809	$334	$(706)	$(247)	$4,307

        Long-lived assets by country of domicile consist of:

	January 31, 2002	July 31, 2002
	(In thousands)
United States	$8,014	$16,393
Israel	12,632	13,114
Other	2,927	3,746

	$23,573	$33,253

11. Effect of New Accounting Pronouncements

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The remainder of the statement is generally effective for transactions occurring after May 15, 2002 with earlier application encouraged. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its results of operations, financial position or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit from and disposal of activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated—nullifying the guidance under EITF 94-3. Under SFAS No. 146, the cost associated with an exit from or disposal of activity is recognized in the periods in which it is incurred rather than at the date a company committed to the exit plan. This statement is effective for exit from or disposal of activities initiated after December 31, 2002 with earlier application encouraged. The Company is currently evaluating the impact that SFAS No. 146 will have on the Company's consolidated financial statements.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Six Month and Three Month Periods Ended July 31, 2002
Compared to Six Month and Three Month Periods Ended July 31, 2001

        Sales.    Sales for the six month and three month periods ended July 31, 2002 increased by approximately $8.2 million (12%) and $6.5 million (20%), respectively, as compared to the six month and three month periods ended July 31, 2001. This increase was attributable to an increased sales volume of both products and service revenues. Sales to international customers represented approximately 49% and 50% of sales for the six month and three month periods ended July 31, 2002 as compared to approximately 60% and 56% for the six month and three month periods ended July 31, 2001.

        Cost of Sales.    Cost of sales for the six month and three month periods ended July 31, 2002 increased by approximately $2.2 million (6%) and $2.2 million (14%), respectively, as compared to the six month and three month periods ended July 31, 2001. The increase in the six month and three month periods ended July 31, 2002 is primarily attributable to increased materials and overhead costs of approximately $2.1 million and $1.8 million, respectively, and increase in operations costs of approximately $0.1 million and $0.4 million, respectively. Gross margins increased to approximately 51.4% and 51.7%, in the six month and three month periods ended July 31, 2002, respectively, from approximately 48.7% and 49.0%, in the six month and three month periods ended July 31, 2001, respectively.

        Research and Development Expenses, net.    Research and development expenses, net, for the six month and three month periods ended July 31, 2002 increased by approximately $0.3 million (4%), and $0.5 million (12%), respectively, as compared to the six month and three month periods ended July 31, 2001. This net increase was attributable to a decrease in government reimbursements of approximately $0.5 million and $0.2 million, respectively, and by an increase (decrease) in other research and development expenses of ($0.2) million and $0.3 million, respectively. Research and development expenses, net, as a percentage of sales, decreased to approximately 11% for the six month and three month periods ended July 31, 2002 from approximately 12% for the six month and three month periods ended July 31, 2001.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the six month and three month periods ended July 31, 2002 increased by approximately $1.2 million (5%), and $1.5 million (13%), respectively, as compared to the six month and three month periods ended July 31, 2001. This increase was attributable to an increase in salaries and fringe benefits, primarily to sales and marketing personnel, amounting to approximately $1.5 million and $0.7 million, respectively, higher travel and related expenses amounting to $0.5 million and $0.3 million, respectively, partially offset by lower agent commissions of $0.6 million and $0.3 million, respectively, and an increase (decrease) in other selling, general and administrative expenses of ($0.2) million and $0.8 million, respectively. Selling, general and administrative expenses as a percentage of sales decreased to approximately 33% for the six month and three month periods ended July 31, 2002 from approximately 35% for the six month and three month periods ended July 31, 2001.

        Royalties and License Fees.    Royalties and license fees for the six month and three month periods ended July 31, 2002 increased by approximately $0.2 million (11%), and $0.1 million (16%), respectively, as compared to the six month and three month periods ended July 31, 2001. The increase is attributable to higher royalty bearing sales.

        Interest and Other Income (Expense), net.    Net interest and other income (expense) for the six month and three month periods ended July 31, 2002 increased by approximately $1.2 million and $0.7 million, respectively, as compared to the six month and three month periods ended July 31, 2001. This increase was attributable to increased net foreign currency gains of approximately $2.1 million and $1.2 million, respectively, decreased interest expense of approximately $0.3 million and $0.1 million, respectively and increased (decreased) interest income of approximately ($0.3) million and $0.1 million. These changes were offset by increased other expenses of approximately $0.9 million and $0.7 million primarily attributable to a write-down of certain investment of $0.6 million during the three month period ended July 31, 2002. The decrease in interest income and expense is primarily due to the decline in interest rates in the six month and three month periods ended July 31, 2002 as compared to the six month and three month periods ended July 31, 2001.

        Income Tax Provision.    During the three month period ended July 31, 2002, income tax provision increased by approximately $0.1 million as compared to the three month period ended July 31, 2001. This increase was attributable to a higher taxable income. The overall effective tax rate was approximately 21% and 20%, in the six month and three month periods ended July 31, 2002, respectively. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of its Israeli subsidiary, which is entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

        Net Income (Loss).    Net income was approximately $3.9 million and $2.2 million for the six month and three month periods ended July 31, 2002, respectively, as compared to a net loss of approximately $2.6 million and $1.7 million for the six month and three month periods ended July 31, 2001, respectively, an increase of approximately $6.5 million and $3.9 million, respectively. As a percentage of sales, net income was approximately 5% and 6% in the six month and three month periods ended July 31, 2002, respectively, as compared to a loss of approximately 4% and 5% in the six month and three month periods ended July 31, 2001, respectively. The increase resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

        As of July 31, 2002, the Company had cash and cash equivalents of approximately $119.2 million and working capital of approximately $61.0 million, including net proceeds of approximately $65.4 million, following the completion of the Company's initial public offering in May 2002.

        Operating activities for the six month periods ended July 31, 2001 and 2002, after adjustment for non-cash items, provided cash of approximately $0.9 million, and $8.1 million, respectively. Other changes in operating assets and liabilities provided cash of approximately $5.3 million and $10.0 million for the six month periods ended July 31, 2001 and 2002, respectively. This resulted in cash provided by operating activities of approximately $6.2 million and $18.1 million for the six month periods ended July 31, 2001 and 2002, respectively.

        Investing activities for the six month periods ended July 31, 2001 and 2002, used cash of approximately $4.9 million and $14.4 million, respectively. For the six month period ended July 31, 2001 these amounts primarily include additions to property and equipment of approximately $2.7 million and capitalization of software development costs of approximately $2.2 million. For the six month period ended July 31, 2002 these amounts primarily include cash paid for a business combination of approximately $9.7 million, additions to property and equipment of approximately $2.2 million and capitalization of software development costs of approximately $2.5 million.

        Financing activities for the six month periods ended July 31, 2001 and 2002, provided cash, primarily resulting from issuances of common stock, of approximately $0.2 million and $65.6 million, respectively. The cash provided from issuances of common stock for the six month period ended July 31, 2002 is primarily attributable to the cash provided by completion of the Company's initial public offering amounting to approximately $65.4 million. In January 2002, the Company obtained a $42 million bank loan. This loan matures in February 2003, bears interest at LIBOR plus 0.55%, and may be prepaid without penalty at the end of any interest period. The proceeds of this loan were used to repay amounts owed to CTI. This loan is guaranteed by CTI.

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

        The Company believes that its existing cash balances and potential cash flows from operations, will be sufficient to meet the Company's anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. Thereafter, if current sources are not sufficient to meet the Company's needs, the Company may seek additional debt or equity financing. In addition, although there is no present understanding, commitment or agreement with respect to any acquisition of other businesses, products, or technologies, the Company may in the future consider such transactions, which may require additional debt or equity financing and could result in a decrease of the Company's working capital. There can be no assurance that such additional financing would be available on acceptable terms, if at all.

CERTAIN TRENDS AND UNCERTAINTIES

        The Company's primary business is providing analytic solutions for communications interception, digital video security and surveillance, and enterprise business intelligence. Since the terrorist attacks of September 11, 2001, heightened awareness surrounding homeland defense and security, both in the U.S. and globally, has increased the demand for analytic solutions for communications interception and digital video security and surveillance solutions such as those provided by the Company. Recent legislative and regulatory actions have provided greater surveillance powers to law enforcement agencies, imposed strict requirements on communications service providers to facilitate interception of communications over public networks, and increased the security measures being implemented at airports and other public facilities. In contrast, the market for the Company's enterprise business intelligence products has been adversely affected in the past by the global economic slowdown and the decline in information technology spending, which has caused many companies to reduce or, in extreme cases, eliminate altogether, information technology spending. If the Company's customers do not increase their spending on information technology or if such spending declines, the Company's revenues from sales of its enterprise business intelligence products may decrease. The information technology spending of the Company's customers in the near term remains uncertain and the Company is uncertain whether it will be able to increase or maintain its revenues. Although the company was profitable for the six month period ended July 2002, the Company has incurred operating and net losses every year since 1997, and as of July 31, 2002, its accumulated deficit was $41.1 million. If sales do not increase as anticipated or if expenses increase at a greater pace than revenues, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

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

        Quarterly operating results are difficult to predict and may fluctuate significantly in the future, which in turn may result in volatility in the Company's stock price. The following factors, among others, many of which are outside the Company's control, can cause fluctuations in operating results and stock price volatility: (i) the size, timing, terms and conditions of orders from and shipments to customers; (ii) unanticipated delays or problems in releasing new products; (iii) the timing and success of the customers' deployment of the Company's products and services; and (iv) the amount and timing of investments in research and development activities.

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

        The Company may in the future pursue acquisitions of businesses, products and technologies, or the establishment of joint venture arrangements. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired or jointly developed business, technology or product could result in a substantial diversion of management resources. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization of certain identifiable intangible assets, research and development write-offs and other acquisition-related expenses. These investments may be made in immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that the Company may lose the total amount of its investments. The Company may not be able to identify suitable investment candidates, and, even if it does, the Company may not be able to make those investments on acceptable terms, or at all. In addition, the Company also may fail to successfully integrate acquired businesses with its operations or successfully realize the intended benefits of any acquisition. Due to rapidly changing market conditions, the Company may find the value of its acquired technologies and related intangible assets, such as goodwill, as recorded in the Company's financial statements, to be impaired, resulting in charges to operations. The Company may also fail to retain the acquired or merged company's key employees and customers.

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

        To date, most of the Company's sales have been denominated in U.S. dollars, while a significant portion of expenses, primarily labor expenses in Israel, Germany and the United Kingdom, are incurred in the local currencies of these countries. As a result, the Company is exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could increase the dollar cost of operations in Israel, Germany or the United Kingdom and would therefore have an adverse effect on the results of the Company's operations. Since a portion of the Company's sales are made in foreign currencies, primarily the British pound and the Euro, fluctuation in the value of these currencies relative to the U.S. dollar could decrease revenues and adversely effect the results of operations. In addition, the Company's costs of operations have at times been affected by changes in the cost of its operations in Israel, resulting from changes in the value of the Israeli shekel relative to the United States dollar, which for certain periods had a negative impact.

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

        The Company's investment program in manufacturing equipment and leasehold improvements at its facility in Israel has been granted approved enterprise status and is therefore eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments. The Government of Israel may reduce or eliminate the tax benefits available to approved enterprise programs such as the programs provided to the Company. The Company cannot guaranty that these tax benefits will be continued in the future at their current levels or at all. If these tax benefits are reduced or eliminated, the amount of taxes that the Company pays in Israel will increase.

        CTI beneficially owns a majority of the Company's outstanding shares of common stock. Consequently, CTI effectively controls the outcome of all matters submitted for stockholder action, including the composition of the Company's board of directors and the approval of significant corporate transactions. Through its representation on the Company's board of directors, CTI has a controlling influence on the Company's management, direction and policies, including the ability to appoint and remove officers. As a result, CTI may cause the Company to take actions that may not be aligned with the Company's interests or those of its other stockholders. For example, CTI may prevent or delay any transaction involving a change in control of the Company, or in which the Company's stockholders might receive a premium over the prevailing market price for their shares.

        The Company receives legal, insurance and other administrative services from CTI under a corporate services agreement. The Company's enterprise resource planning software is maintained and supported by Comverse, Ltd., a subsidiary of CTI, under an enterprise resource planning software sharing agreement. The Company also obtains personnel and facility services from Comverse, Inc. under a satellite services agreement. If these agreements are terminated, the Company may be required to obtain similar services from other entities or, alternatively, may be required to hire qualified personnel and incur other expenses to obtain these services. The Company may not be able to hire such personnel or to obtain comparable services at prices and on terms as favorable as it currently has under these agreements.

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

        Recently, the stock market has experienced significant price declines and volume fluctuations. Market prices of securities of technology companies have been highly volatile and frequently reach levels that bear no relationship to the operating performance of such companies. These market prices are subject to wide variations and the Company's stock price may experience similar volatility.

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

        The Company's board of directors' ability to designate and issue up to 2,500,000 shares of preferred stock and to issue additional shares of common stock could adversely affect the voting power of the holders of common stock, and could have the effect of making it more difficult for a person to acquire, or could discourage a person from seeking to acquire, control of the Company. If this occurs, investors could lose the opportunity to receive a premium on the sale of their shares in a change of control transaction.

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

PART II

Other Information

ITEM 2. Changes in Securities and Use of Proceeds.

        The Company's registration statement on Form S-1 with respect to 5,175,000 shares of the Company's common stock, par value $.001 per share became effective on May 15, 2002 (SEC Registration No. 333-82300, the "Registration Statement"). The amount of shares of common stock registered by the Registration Statement consisted of 4,500,000 shares of common stock offered by the Company in its initial public offering (the "Offering") and 675,000 shares of common stock that were registered in connection with the option granted by the Company to the underwriters to cover over-allotments. Lehman Brothers Inc., acted as the lead managing underwriter and Salomon Smith Barney Inc., Robertson Stephens, Inc, UBS Warburg LLC and U.S. Bancorp Piper Jaffray Inc. acted as co-managing underwriters for the Offering. The Offering commenced on May 15, 2002 and was completed shortly following the sale of the 4,500,000 shares of common stock at a price of $16.00 per share and for an aggregate gross proceeds of $72 million. The Company incurred approximately $6.6 million of expenses in connection with the Offering of which approximately $5 million were incurred for underwriting discounts and commissions and approximately $1.6 million incurred for other expenses. The net proceeds from the offering were approximately $65.4 million.

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

        No reports on Form 8-K have been filed during the three-month period ended July 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERINT SYSTEMS INC.
Dated: September 13, 2002	/s/ DAN BODNER Dan Bodner President and Chief Executive Officer
Dated: September 13, 2002	/s/ IGAL NISSIM Igal Nissim Vice President and Chief Financial Officer

CERTIFICATIONS

I, Dan Bodner, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Verint Systems Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002
/s/ DAN BODNER Name: Dan Bodner Title: Chief Executive Officer

I, Igal Nissim, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Verint Systems Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002
/s/ IGAL NISSIM Name: Igal Nissim Title: Chief Financial Officer

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
  ITEM 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS