Form 10-Q
period 2002-10-31
VERINT SYSTEMS INC
filed 2002-12-13
CIK 1166388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2002
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

☒ Yes                  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, par value $0.001 per share, outstanding as of December 9, 2002 was 23,453,958

PART I
Financial Information

PART I

Financial Information

ITEM 1. Financial Statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	January 31, 2002*	October 31, 2002
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,860	$124,323
Accounts receivable, net	30,756	28,600
Inventories	7,488	8,164
Prepaid expenses and other current assets	5,049	5,310

TOTAL CURRENT ASSETS	93,153	166,397
PROPERTY AND EQUIPMENT, net	12,486	12,793
OTHER ASSETS	11,087	20,406

TOTAL ASSETS	$116,726	$199,596

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$38,308	$46,446
Advance payments from customers	13,518	14,041
Current maturities of long-term bank loans	167	42,179

TOTAL CURRENT LIABILITIES	51,993	102,666
LONG-TERM BANK LOANS	43,456	1,594
CONVERTIBLE NOTE	—	2,200
OTHER LIABILITIES	2,542	2,684

TOTAL LIABILITIES	97,991	109,144

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value—authorized, 120,000,000 shares; issued and outstanding, 18,890,630 and 23,436,268 shares	19	23
Additional paid-in capital	63,447	129,146
Accumulated deficit	(45,002)	(38,314)
Cumulative translation adjustment	271	(403)

TOTAL STOCKHOLDERS' EQUITY	18,735	90,452

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$116,726	$199,596

*
The Condensed Consolidated Balance Sheet as of January 31, 2002 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

The accompanying notes are an integral part of these financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Nine months ended		Three months ended
	October 31, 2001	October 31, 2002	October 31, 2001	October 31, 2002
Sales	$97,614	$115,458	$31,039	$40,671
Cost of sales	50,295	55,337	16,120	18,956

Gross profit	47,319	60,121	14,919	21,715
Operating expenses:
Research and development, net	11,410	12,594	3,617	4,464
Selling, general and administrative	34,710	38,139	11,543	13,741
Royalties and license fees	2,086	2,364	670	793
Restructuring and impairment charges	1,164	—	—	—

Income (loss) from operations	(2,051)	7,024	(911)	2,717
Interest and other income (expense), net	(352)	1,310	128	637

Income (loss) before income taxes	(2,403)	8,334	(783)	3,354
Income tax provision	1,254	1,646	240	595

Net income (loss)	$(3,657)	$6,688	$(1,023)	$2,759

Earnings (loss) per share:
Basic	$(0.19)	$0.31	$(0.05)	$0.12

Diluted	$(0.19)	$0.29	$(0.05)	$0.11

The accompanying notes are an integral part of these financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended
	October 31, 2001	October 31, 2002
Cash flows from operating activities:
Net cash from operations after adjustment for non-cash items	$1,571	$12,999
Changes in assets and liabilities:
Accounts receivable	5,719	3,942
Inventories	2,562	360
Prepaid expenses and other current assets	(219)	(219)
Accounts payable and accrued expenses	879	7,858
Advance payments from customers	(2,504)	523
Other, net	807	(251)

Net cash provided by operating activities	8,815	25,212

Cash flows from investing activities:
Cash paid for a business combination	—	(9,706)
Purchases of property and equipment	(3,739)	(2,920)
Increase in software development costs	(3,139)	(3,685)

Net cash used in investing activities	(6,878)	(16,311)

Cash flows from financing activities:
Net repayments of bank loans	(75)	(93)
Net proceeds from issuance of common stock	216	65,655

Net cash provided by financing activities	141	65,562

Net increase in cash and cash equivalents	2,078	74,463
Cash and cash equivalents, beginning of period	43,330	49,860

Cash and cash equivalents, end of period	$45,408	$124,323

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

        The accompanying financial information should be read in conjunction with the audited financial statements, including the notes thereto, for the annual period ended January 31, 2002 (included in the Company's registration statement on Form S-1, as filed with the Securities and Exchange Commission (the "SEC"), dated May 15, 2002). See Note 2, "Initial Public Offering" below. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of the Company's management, necessary for a fair statement of the results for the interim periods presented herein. The Company's results of operations for the three month and nine month periods ended October 31, 2002 are not necessarily indicative of the Company's results to be expected for the full year.

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

3. Inventories

        The composition of inventories at January 31, 2002 and October 31, 2002 is as follows:

	January 31, 2002	October 31, 2002
	(In thousands)
Raw materials	$3,640	$4,651
Work in process	1,249	1,972
Finished goods	2,599	1,541

	$7,488	$8,164

4. Research and Development Expenses

        The Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the OCS reimburses a portion of the Company's research and development expenditures under approved project budgets. The Company is currently involved in several ongoing research and development projects supported by the OCS. Such reimbursement amounted to approximately $1,490,000 and $4,495,000 in the three and nine month periods ended October 31, 2001, respectively, and approximately $1,357,000 and $3,881,000 in the three and nine month periods ended October 31, 2002, respectively.

5. Earnings (Loss) Per Share

        The computation of basic earnings (loss) per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all potentially dilutive issuances of stock. The calculation for earnings (loss) per share for the three month and nine month periods ended October 31, 2001 and 2002 is as follows:

	Three Months ended
	October 31, 2001			October 31, 2002
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share data)
Basic EPS
Net Income (Loss)	$(1,023)	18,769	$(0.05)	$2,759	23,434	$0.12

Effect of Dilutive Securities
Stock Options					660
Convertible Note					137

Diluted EPS	$(1,023)	18,769	$(0.05)	$2,759	24,231	$0.11

	Nine months ended
	October 31, 2001			October 31, 2002
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share data)
Basic EPS
Net Income (Loss)	$(3,657)	18,758	$(0.19)	$6,688	21,706	$0.31

Effect of Dilutive Securities
Stock Options					1,134
Convertible Note					137

Diluted EPS	$(3,657)	18,758	$(0.19)	$6,688	22,977	$0.29

        The diluted loss per share computation for the three month and nine month periods ended October 31, 2001, excludes approximately 721,000 and 1,127,000 incremental shares related to employee stock options, respectively. These shares are excluded due to their antidilutive effect as a result of the Company's loss during these periods.

6. Comprehensive Income (Loss)

        Total comprehensive income (loss) was $(1,162,000) and $2,608,000 for the three month periods ended October 31, 2001 and October 31, 2002, respectively and $(3,633,000) and $6,014,000 for the nine month periods ended October 31, 2001 and October 31, 2002, respectively. The elements of comprehensive income (loss) include net income (loss) and foreign currency translation adjustments.

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

        As of October 31, 2002, the Company had accrued liabilities of approximately $292,000 related to the workforce reduction and facilities consolidation costs. A roll forward of the accrued liabilities for the workforce reduction and facilities consolidation costs from January 31, 2002 is as follows:

	Accrual Balance at January 31, 2002	Cash Payments	Accrual Balance at October 31, 2002
	(In thousands)
Severance and related	$687	$651	$36
Facilities and related	357	101	256

Total	$1,044	$752	$292

        Severance and related costs consist primarily of severance payments to terminated employees and fringe related costs associated with severance payments, other termination costs and legal and consulting costs. The balance of the severance and related costs is expected to be paid by January 31, 2003.

        Facilities and related costs consist primarily of contractually obligated lease liabilities and operating expenses related to facilities vacated in the United Kingdom as a result of the facilities consolidation. The balance of the facilities and related costs is expected to be paid by October 31, 2003.

8. Related Party Transactions and Balances

        Corporate Services Agreement—The Company recorded expenses of $125,000 and approximately $131,000 for the three month periods ended October 31, 2001 and October 31, 2002, respectively, and $375,000 and approximately $394,000 for the nine month periods ended October 31, 2001 and October 31, 2002, respectively, for the services provided by the Company's parent, Comverse Technology, Inc. ("CTI"), under the Corporate Services Agreement between the Company and CTI.

        Enterprise Resource Planning Software Sharing Agreement—The Company recorded $25,000 for each of the three month periods ended October 31, 2001 and 2002 and $75,000 for each of the nine month periods ended October 31, 2001 and 2002, for support services rendered by Comverse Ltd., a subsidiary of CTI, under the Enterprise Resource Planning Software Sharing Agreement between the Company and Comverse Ltd.

        Satellite Services Agreement—In connection with services rendered by Comverse, Inc., a subsidiary of CTI, and its subsidiaries under the Satellite Services Agreement between the Company and Comverse, Inc., the Company recorded expenses of $168,000 and $405,000 for the three month periods ended October 31, 2001 and October 31, 2002, respectively, and $1,167,000 and $1,502,000 for the nine month periods ended October 31, 2001 and October 31, 2002, respectively.

        Transactions with an Affiliate—The Company sold products and services to Verint Systems (Singapore) PTE LTD (formerly Comverse Infosys (Singapore) PTE LTD), an affiliated systems integrator in which the Company holds a 50% equity interest, amounting to approximately $765,000 and $196,000, during the three month periods ended October 31, 2001 and October 31, 2002, respectively, and $2,488,000 and $696,000, during the nine month periods ended October 31, 2001 and October 31, 2002, respectively. In addition, the Company was charged with marketing and office service fees by that affiliate amounting to approximately $44,000 and $72,000 for the three month periods ended October 31, 2001 and October 31, 2002, respectively, and $241,000 and $283,000, for the nine month periods ended October 31, 2001 and October 31, 2002, respectively.

        Transactions with Other Subsidiaries of CTI—The Company charges subsidiaries of CTI for services relating to the use of the Company's facilities and employees. Charges to these subsidiaries were approximately $292,000 and $44,000 for the three month periods ended October 31, 2001 and October 31, 2002, respectively, and $898,000 and $132,000 for the nine month periods ended October 31, 2001 and October 31, 2002, respectively.

        Intercompany Loan—The Company was charged interest on balances owed to CTI amounting to $349,000 and $1,246,000, for the three month and nine month periods ended October 31, 2001, respectively. The principal amount of the indebtedness to CTI and related accrued and unpaid interest were repaid on January 31, 2002.

        Related Party Balances—Related party balances included in the condensed consolidated balance sheets are as follows (in thousands):

	January 31, 2002	October 31, 2002
Included in accounts receivable, net	$3,751	$1,339

Included in accounts payable and accrued expenses	$800	$893

9. Acquisitions

        On February 1, 2002, the Company acquired the digital video recording business of Lanex LLC. The Lanex business provides digital video recording solutions for security and surveillance applications. The purchase price consisted of $9,510,000 in cash and a $2,200,000 convertible note issued by the Company. The note is non-interest bearing and matures on February 1, 2004. The holders of the note may elect to convert the note, in whole or in part, into shares of the Company's common stock at a conversion price of $16.06 per share. The note is guaranteed by CTI. In connection with this acquisition, the Company incurred transaction costs, consisting primarily of professional fees, amounting to approximately $196,000.

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

        The summary unaudited pro forma condensed consolidated results of operations, assuming the acquisition had occurred at the beginning of the periods, would have reflected consolidated revenues of approximately $33,378,000 and $104,264,000, net losses of approximately $533,000 and $2,577,000 and net losses per share of $0.03 and $0.14 for the three month and nine month periods ended October 31, 2001, respectively. These pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, the pro forma results are not necessarily indicative of the results that will occur in the future and do not reflect any potential synergies that might arise from the combined operations.

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

	United States	Israel	United Kingdom	Other	Reconciling Items	Consolidated Totals
	(In thousands)
Three months ended October 31, 2001:
Sales	$16,617	$13,759	$4,018	$1,570	$(4,925)	$31,039
Costs and expenses	(17,224)	(12,970)	(4,601)	(2,080)	4,925	(31,950)

Operating income (loss)	$(607)	$789	$(583)	$(510)	$—	$(911)

Three months ended October 31, 2002:
Sales	$22,729	$14,545	$6,563	$2,040	$(5,206)	$40,671
Costs and expenses	(20,237)	(14,323)	(5,807)	(3,131)	5,544	(37,954)

Operating income (loss)	$2,492	$222	$756	$(1,091)	$338	$2,717

	United States	Israel	United Kingdom	Other	Reconciling Items	Consolidated Totals
	(In thousands)
Nine months ended October 31, 2001:
Sales	$50,416	$45,067	$13,507	$4,304	$(15,680)	$97,614
Costs and expenses	(53,554)	(41,955)	(14,540)	(5,886)	16,270	(99,665)

Operating income (loss)	$(3,138)	$3,112	$(1,033)	$(1,582)	$590	$(2,051)

Nine months ended October 31, 2002:
Sales	$63,444	$46,032	$18,144	$7,083	$(19,245)	$115,458
Costs and expenses	(59,835)	(42,001)	(17,054)	(8,880)	19,336	(108,434)

Operating income (loss)	$3,609	$4,031	$1,090	$(1,797)	$91	$7,024

        Long-lived assets by country of domicile consist of:

	January 31, 2002	October 31, 2002
	(In thousands)
United States	$8,014	$16,260
Israel	12,632	13,233
Germany	2,463	2,637
Other	464	1,069

	$23,573	$33,199

11. Effect of New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and is to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 did not have a material effect on the Company's consolidated financial statements.

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

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years; however, early adoption is encouraged. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishments of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The remainder of the statement is generally effective for transactions occurring after

May 15, 2002 with earlier application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated—nullifying the guidance under EITF Issue No. 94-3. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date a company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The Company is currently evaluating the impact that SFAS No. 146 will have on the Company's consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Nine Month and Three Month Periods Ended October 31, 2002
Compared to Nine Month and Three Month Periods Ended October 31, 2001

        Sales.    Sales for the nine month and three month periods ended October 31, 2002 increased by approximately $17.8 million (18%) and $9.6 million (31%), respectively, as compared to the nine month and three month periods ended October 31, 2001. This increase was attributable to an increased sales volume of both products and service revenues. Sales to international customers represented approximately 50% and 52% of sales for the nine month and three month periods ended October 31, 2002, respectively, as compared to approximately 59% and 57% for the nine month and three month periods ended October 31, 2001, respectively.

        Cost of Sales.    Cost of sales for the nine month and three month periods ended October 31, 2002 increased by approximately $5.0 million (10%) and $2.8 million (18%), respectively, as compared to the nine month and three month periods ended October 31, 2001. The increase in the nine month and three month periods ended October 31, 2002 is primarily attributable to increased materials and overhead costs of approximately $4.2 million and $2.1 million, respectively, and increased operations costs of approximately $0.8 million and $0.7 million, respectively.

        Gross margins increased to approximately 52.1% and 53.4% for the nine month and three month periods ended October 31, 2002, respectively, from approximately 48.5% and 48.1% for the nine month and three month periods ended October 31, 2001, respectively.

        Research and Development Expenses, net.    Research and development expenses, net, for the nine month and three month periods ended October 31, 2002 increased by approximately $1.2 million (10%) and $0.8 million (23%), respectively, as compared to the nine month and three month periods ended October 31, 2001. This net increase was attributable to a decrease in government reimbursements of approximately $0.6 million and $0.1 million, respectively, and by an increase in other research and development expenses of approximately $0.6 million and $0.7 million, respectively. Research and development expenses, net, as a percentage of sales, decreased to approximately 11% for the nine month and three month periods ended October 31, 2002 from approximately 12% for the nine month and three month periods ended October 31, 2001.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the nine month and three month periods ended October 31, 2002 increased by approximately $3.4 million (10%) and $2.2 million (19%), respectively, as compared to the nine month and three month periods ended October 31, 2001. This increase was primarily attributable to an increase in salaries and fringe benefits, primarily to sales and marketing personnel, amounting to approximately $2.0 million and $0.5 million, respectively, an increase in agent commissions of approximately $0.3 million and $0.9 million, respectively, and an increase in other selling, general and administrative expenses of approximately $1.1 million and $0.8 million, respectively. Selling, general and administrative expenses as a percentage of sales decreased to approximately 33% and 34% for the nine month and three month periods ended October 31, 2002, respectively, from approximately 36% and 37% for the nine month and three month periods ended October 31, 2001, respectively.

        Royalties and License Fees.    Royalties and license fees for the nine month and three month periods ended October 31, 2002 increased by approximately $0.3 million (13%), and $0.1 million (18%), respectively, as compared to the nine month and three month periods ended October 31, 2001. The increase is attributable to increased royalty bearing sales.

        Interest and Other Income (Expense), net.    Net interest and other income (expense) for the nine month and three month periods ended October 31, 2002 increased by approximately $1.7 million and $0.5 million, respectively, as compared to the nine month and three month periods ended October 31, 2001. This increase was primarily attributable to increased net foreign currency gains of approximately $2.1 million and $0.0 million, respectively, decreased interest expense of approximately $0.5 million and $0.2 million, respectively, and increased interest income of approximately $0.1 million and $0.3 million, respectively. These changes were partially offset by increased other expenses of approximately $1.0 million and $0.0 million, respectively, primarily attributable to a write-down of an investment of $0.6 million. The decrease in interest expense is primarily due to the decline in interest rates in the nine month and three month periods ended October 31, 2002, as compared to the nine month and three month periods ended October 31, 2001.

        Income Tax Provision.    During the nine month and three month periods ended October 31, 2002, income tax provision increased by approximately $0.4 million for each such period as compared to the nine month and three month periods ended October 31, 2001. This increase was primiarily attributable to increased taxable income. The overall effective tax rate was approximately 20% and 18%, in the nine month and three month periods ended October 31, 2002, respectively. The Company's overall rate of tax is reduced significantly by the tax benefits associated with qualified activities of its Israeli subsidiary, which is entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country.

        Net Income (Loss).    Net income was approximately $6.7 million and $2.8 million for the nine month and three month periods ended October 31, 2002, respectively, as compared to a net loss of approximately $3.7 million and $1.0 million for the nine month and three month periods ended October 31, 2001, respectively, an increase of approximately $10.3 million and $3.8 million, respectively. As a percentage of sales, net income was approximately 6% and 7% in the nine month and three month periods ended October 31, 2002, respectively, as compared to a loss of approximately 4% and 3% in the nine month and three month periods ended October 31, 2001, respectively. The increase resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

        As of October 31, 2002, the Company had cash and cash equivalents of approximately $124.3 million and working capital of approximately $63.7 million, including net proceeds of approximately $65.4 million, following the completion of the Company's initial public offering in May 2002.

        Operating activities for the nine month periods ended October 31, 2001 and 2002, after adjustment for non-cash items, provided cash of approximately $1.6 million and $13.0 million, respectively. Other changes in operating assets and liabilities provided cash of approximately $7.2 million and $12.2 million for the nine month periods ended October 31, 2001 and 2002, respectively. This resulted in net cash provided by operating activities of approximately $8.8 million and $25.2 million for the nine month periods ended October 31, 2001 and 2002, respectively. The Company expects to continue to generate cash from its operating activities in amounts more consistent with its net income.

        Investing activities for the nine month periods ended October 31, 2001 and 2002 used cash of approximately $6.9 million and $16.3 million, respectively. For the nine month period ended October 31, 2001 these amounts primarily consist of purchases of property and equipment of approximately $3.7 million and capitalization of software development costs of approximately $3.2 million. For the nine month period ended October 31, 2002 these amounts primarily consist of cash paid for a business combination of approximately $9.7 million, purchases of property and equipment of approximately $2.9 million and capitalization of software development costs of approximately $3.7 million.

        Financing activities for the nine month periods ended October 31, 2001 and 2002, provided cash, primarily resulting from issuances of common stock, of approximately $0.1 million and $65.6 million, respectively. The cash provided from issuances of common stock for the nine month period ended October 31, 2002 is primarily attributable to the net proceeds of the Company's initial public offering amounting to approximately $65.4 million.

        In January 2002, the Company obtained a $42 million bank loan. This loan matures in February 2003, bears interest at LIBOR plus 0.55%, and may be prepaid without penalty at the end of any interest period. The proceeds of this loan were used to repay amounts owed to CTI. This loan is guaranteed by CTI.

        On February 1, 2002, the Company acquired the digital video recording business of Lanex, LLC. The Lanex business provides digital video recording solutions for security and surveillance applications. The purchase price consisted of approximately $9.5 million in cash and a $2.2 million convertible note. The note is non-interest bearing and matures on February 1, 2004. The holders of the note may elect to convert the note, in whole or in part, into shares of the Company's common stock at a conversion price of $16.06 per share. The note is guaranteed by CTI.

        The Company believes that its existing cash balances and potential cash flows from operations will be sufficient to meet the Company's anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. Thereafter, if current sources are not sufficient to meet the Company's needs, the Company may seek additional debt or equity financing. In addition, although there is no present understanding, commitment or agreement with respect to any acquisition of other businesses, products, or technologies, the Company may in the future consider such transactions, which may require additional debt or equity financing and could result in a decrease of the Company's working capital. There can be no assurance that such additional financing would be available on acceptable terms, if at all.

CERTAIN TRENDS AND UNCERTAINTIES

        The Company's primary business is providing analytic solutions for communications interception, digital video security and surveillance, and enterprise business intelligence. Since the terrorist attacks of September 11, 2001, heightened awareness surrounding homeland defense and security, both in the U.S. and globally, has increased the demand for analytic solutions for communications interception and digital video security and surveillance solutions such as those provided by the Company. Recent legislative and regulatory actions have provided greater surveillance powers to law enforcement agencies, imposed strict requirements on communications service providers to facilitate interception of communications over public networks, and increased the security measures being implemented at airports and other public facilities. However, there is no assurance that these legislative and regulatory actions will result in increased spending for solutions such as ours or, if it does, that such solutions will be purchased from the Company.

        The market for the Company's enterprise business intelligence products has been adversely affected in the past by the global economic slowdown and the decline in information technology spending, which has caused many companies to reduce or, in extreme cases, eliminate altogether, information technology spending. If the Company's customers do not increase their spending on information technology or if such spending declines, the Company's revenues from sales of its enterprise business intelligence products may decrease. The information technology spending of the Company's customers in the near term remains uncertain and the Company is uncertain whether it will be able to increase or maintain its revenues. Although the company was profitable for the nine month period ended October, 31 2002, the Company has incurred operating and net losses every year since 1997, and as of October 31, 2002, its accumulated deficit was $38.3 million. If sales do not increase as anticipated or if expenses increase at a greater pace than revenues, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

        It is difficult for the Company to forecast the timing of revenues from product sales because customers often need a significant amount of time to evaluate the Company's products before purchasing them. The period between initial customer contact and a purchase by a customer may vary from three months to more than one year. During the evaluation period, customers may defer or scale down proposed orders of the Company's products for various reasons, including: (i) changes in budgets and purchasing priorities; (ii) reduced need to upgrade existing systems; (iii) customer deferrals in anticipation of enhancements or new products; (iv) introduction of products by competitors; and (v) lower prices offered by competitors.

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

        The Company derives a significant amount of its revenues from various government contracts worldwide. The Company expects that government contracts will continue to be a significant source of revenues for the foreseeable future. Business generated from government contracts may be adversely affected if: (i) levels of government expenditures and authorizations for law enforcement and security related programs decrease, remain constant or shift to programs in areas where the Company does not provide products and services; (ii) the Company is prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of procurement laws or regulations; (iii) the Company is not granted security clearances that are required to sell products to domestic or foreign governments or such security clearances are revoked; (iv) the Company's reputation or relationship with government agencies is impaired; (v) there is a change in government procurement procedures; or (vi) the Company is suspended from contracting with a domestic or foreign government or any significant law enforcement agency.

        Many of the Company's contracts with governments contain provisions that give those governments rights and remedies not typically found in private commercial contracts, including provisions enabling the governments to: (i) terminate or cancel existing contracts for convenience; (ii) in the case of the U.S. government, suspend the Company from doing business with certain foreign governments or prevent it from selling products in certain countries; (iii) audit and object to contract-related costs and expenses, including allocated indirect costs; and (iv) change specific terms and conditions in the Company's contracts, including changes that would reduce a contract's value.

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

        The occurrence or perception of security breaches within the Company or by third parties using the Company's products could harm the Company's business, financial condition and operating results. While the Company implements sophisticated security measures, third parties may attempt to breach the Company's security or inappropriately use the Company's products through computer viruses, electronic break-ins and other disruptions. If successful, confidential information, including passwords, financial information, or other personal information may be improperly obtained and the Company may be subject to lawsuits and other liability. Even if the Company is not held liable, such security breaches could harm the Company's reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of the Company's products.

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

        Although the Company generally uses standard parts and components in its products, it relies on non-affiliated suppliers for the supply of certain components and on manufacturers of assemblies that are incorporated in all of its products. The Company does not have long-term supply or manufacturing agreements with all of these suppliers or manufacturers. If these suppliers or manufacturers experience financial, operational, manufacturing capacity or quality assurance difficulties, or if there is any other disruption in these relationships, the Company will be required to locate alternative sources of supply. The inability to obtain sufficient quantities of these components, if and as required in the future entails the following risks: (i) delays in delivery or shortages in components could interrupt and delay manufacturing and result in cancellations of product orders; (ii) alternative suppliers could increase component prices significantly and with immediate effect; (iii) the Company may not be able to develop alternative sources for product components; (iv) the Company may be required to modify products, which may cause delays in product shipments, increased manufacturing costs and increased product prices; and (v) the Company may be required to hold more inventory than it otherwise might in order to avoid problems from shortages or discontinuance.

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

        To date, most of the Company's sales have been denominated in U.S. dollars, while a significant portion of expenses, primarily labor expenses in Israel, Germany and the United Kingdom, are incurred in the local currencies of these countries. As a result, the Company is exposed to the risk that fluctuations in the value of these currencies relative to the U.S. Dollar could increase the dollar cost of operations in Israel, Germany or the United Kingdom and would therefore have an adverse effect on the results of the Company's operations. Since a portion of the Company's sales are made in foreign currencies, primarily the British Pound and the Euro, fluctuation in the value of these currencies relative to the U.S. dollar could decrease revenues and adversely effect the results of operations. In addition, the Company's costs of operations have at times been affected by changes in the cost of its operations in Israel, resulting from changes in the value of the New Israeli Shekel relative to the U.S. Dollar, which for certain periods had a negative impact.

        Political, economic and military conditions in Israel directly affect the Company's operations. Since the State of Israel was established in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip, and more recently Israel has experienced terrorist incidents within its borders. As a result, negotiations between Israel and representatives of the Palestinian Authority have been terminated and have failed to result in peace. More recently, hostilities and the potential for hostilities between the United States and Iraq, as well as between the United States and Al Qaeda and similar groups, could extend to include Israel. The Company could be adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violent conflicts involving Israel and other nations may impede the ability to sell the Company's products in certain countries.

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

        The Company's investment program in manufacturing equipment and leasehold improvements at its facility in Israel has been granted approved enterprise status and is therefore eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments. The Government of Israel may reduce or eliminate the tax benefits available to approved enterprise programs such as the programs provided to the Company. The Company cannot guaranty that these tax benefits will be continued in the future at their current levels or at all. If these tax benefits are reduced, or eliminated, the amount of taxes that the Company pays in Israel will increase.

        CTI beneficially owns a majority of the Company's outstanding shares of common stock. Consequently, CTI effectively controls the outcome of all matters submitted for stockholder action, including the composition of the Company's board of directors and the approval of significant corporate transactions. Through its representation on the Company's board of directors, CTI has a controlling influence on the Company's management, direction and policies, including the ability to appoint and remove officers. As a result, CTI may cause the Company to take actions that may not be aligned with the Company's interests or those of its other stockholders. For example, CTI may prevent or delay any transaction involving a change in control of the Company's or in which the Company's stockholders might receive a premium over the prevailing market price for their shares.

        The Company receives legal, insurance and other administrative services from CTI under a corporate service agreement. The Company's enterprise resource planning software is maintained and supported by Comverse, Ltd., a subsidiary of CTI, under an enterprise resource planning software sharing agreement. The Company also obtains personnel and facility services from Comverse, Inc. under a satellite services agreement. If these agreements are terminated, the Company may be required to obtain similar services from other entities or, alternatively, may be required to hire qualified personnel and incur other expenses to obtain these services. The Company may not be able to hire such personnel or to obtain comparable services at prices and on terms as favorable as it currently has under these agreements.

        The Company has entered into a business opportunity agreement with CTI that addresses potential conflicts of interest between the companies. This agreement allocates opportunities to pursue transactions or matters between the companies that, absent such allocation, could constitute corporate opportunities of both companies. As a result, the Company may lose valuable business opportunities. In general, the Company is precluded from pursuing opportunities offered to officers or employees of CTI who may also be the Company's directors, officers or employees, unless CTI fails to pursue these opportunities. In addition, six of the Company's twelve directors are officers and/or directors or employees of CTI, or otherwise affiliated with CTI. These directors have fiduciary duties to both companies and may have conflicts of interest on matters affecting both companies and, in some circumstances, may have interests adverse to the Company. The Company's Chairman, Mr. Kobi Alexander, is the Chairman of CTI. This position imposes significant demands on Mr. Alexander's time and presents potential conflicts of interest.

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

        By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risks exist those predictions, forecasts, projections and other forward-looking statements will not be achieved. Actual results may differ materially due to a variety of factors, including without limitation those discussed under "Certain Trends and Uncertainties" and elsewhere in this report. Investors and others should carefully consider these and other uncertainties and events, whether or not the statements are described as forward-looking.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

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

        The Company currently maintains its surplus cash in short-term, interest-bearing investment-grade instruments or bank deposits. The Company does not expect that a 100 basis point increase or decrease from current interest rates would have a material effect on its financial position, results of operations or cash flows.

ITEM 4. Controls and Procedures.

          (a)    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

          Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

          (b)    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Other Information

ITEM 2. Changes in Securities and Use of Proceeds.

        The Company's registration statement on Form S-1 with respect to 5,175,000 shares of the Company's common stock, par value $.001 per share became effective on May 15, 2002 (SEC Registration No. 333-82300, the "Registration Statement"). The number of shares of common stock registered by the Registration Statement consisted of 4,500,000 shares of common stock offered by the Company in its initial public offering (the "Offering") and 675,000 shares of common stock that were registered in connection with the option granted by the Company to the underwriters to cover over-allotments. Lehman Brothers Inc., acted as the lead managing underwriter and Salomon Smith Barney Inc., Robertson Stephens, Inc, UBS Warburg LLC and U.S. Bancorp Piper Jaffray Inc. acted as co-managing underwriters for the Offering. The Offering commenced on May 15, 2002 and was completed shortly following the sale of the 4,500,000 shares of common stock at a price of $16.00 per share and for aggregate gross proceeds of $72 million. The Company incurred approximately $6.6 million of expenses in connection with the Offering of which approximately $5.0 million was incurred for underwriting discounts and commissions and approximately $1.6 million was incurred for other expenses. The net proceeds from the Offering were approximately $65.4 million.

        The Company intends to use the proceeds from the Offering to finance the growth of its business, as working capital and for general corporate purposes and capital expenditures. The Company also may use a significant portion of such proceeds to repay outstanding bank debt. In addition, the Company may also use a portion of the proceeds for acquisitions or other investments.

        On February 1, 2002, the Company acquired the digital video recording business of Lanex, LLC. The purchase price consisted of approximately $9.5 million in cash and a $2.2 million convertible note issued by the Company in a transaction not involving any public offering pursuant to the exemption from registration in Section 4(2) of the Securities Act. The note is non-interest bearing and matures on February 1, 2004. The holders of the note may elect to convert the note, in whole or in part, into shares of the Company's common stock at a conversion price of $16.06 per share at any time. The note is guaranteed by CTI.

ITEM 6. Exhibits and Reports on Form 8-K.

  (a)
  Not applicable.

        (b)    On September 13, 2002, the Company filed a Form 8-K, Item 9 that was accompanied by certifications by each of the principal executive officer, Dan Bodner, and principal financial officer, Igal Nissim, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERINT SYSTEMS INC.
Dated: December 13, 2002	/s/ DAN BODNER Dan Bodner President and Chief Executive Officer Principal Executive Officer
Dated: December 13, 2002	/s/ IGAL NISSIM Igal Nissim Vice President and Chief Financial Officer Principal Financial Officer

CERTIFICATIONS

I, Dan Bodner, the Chief Executive Officer of Verint Systems Inc., certify that:

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: December 13, 2002	/s/ DAN BODNER Name: Dan Bodner Title: Chief Executive Officer

I, Igal Nissim, the Chief Financial Officer of Verint Systems Inc., certify that:

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: December 13, 2002	/s/ IGAL NISSIM Name: Igal Nissim Title: Chief Financial Officer

QuickLinks

PART I Financial Information
  ITEM 1. Financial Statements.
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
SIGNATURES
CERTIFICATIONS