Form 10-K
period 2003-01-31
VERINT SYSTEMS INC
filed 2003-05-01
CIK 1166388

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       for the Year ended January 31, 2003


                        Commission File Number 000-49790


                               VERINT SYSTEMS INC.
             (Exact name of registrant as specified in its charter)

                Delaware                              11-3200514
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

                             330 South Service Road
                            Melville, New York 11747
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 631-962-9600


           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
               Title of each class               on which registered
               -------------------               --------------------

                 Not applicable                    Not applicable

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes: |X| No: |_|

================================================================================


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                      |X|



     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Act).

                                    Yes: |_| No: |X|


     The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price for the Common Stock on The Nasdaq National Market on the last business day of the registrant's most recently completed fiscal second quarter (July 31, 2002) was approximately $30,059,980 million.

     There were 23,800,332 shares of the registrant's common stock outstanding on April 28, 2003.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended January 31, 2003.

                       -----------------------------------


LORONIX(R) is a registered trademark, and Intelligent Recording, OpenStorage Portal, RELIANT, STAR-GATE, ULTRA, cctvware, vCRM, Building the Customer Intelligent Enterprise, Intelligent Recording, Universal Database, Verint Systems and Verint's logos are trademarks, of Verint Systems Inc.

                                     PART I


ITEM 1.    BUSINESS.



Overview

     Verint Systems Inc. (including its subsidiaries, "Verint" or the "Company") is a leading provider of analytic software-based solutions for communications interception, digital video security and surveillance, and enterprise business intelligence. Verint's software generates actionable intelligence through the collection, retention and analysis of voice, fax, video, email, Internet and data transmissions from multiple types of networks.

     Heightened awareness surrounding homeland defense and security, both in the United States and globally, has increased the demand for solutions such as those provided by Verint. Recent legislative and regulatory actions have provided greater surveillance powers to law enforcement agencies, imposed strict requirements on communications service providers to facilitate interception of communications over public networks, and increased the security measures being implemented at airports and other public facilities.

     Verint was incorporated in Delaware on February 23, 1994 as "Interactive Information Systems Corporation." On January 30, 1996, the Company changed its name to "Comverse Information Systems Corporation." Effective January 31, 1999, Comverse Infomedia Systems Corp. merged with and into Comverse Information Systems Corporation, and changed the name of the Company to "Comverse Infosys, Inc." On February 1, 2002, the Company changed its name to "Verint Systems Inc." Verint's principal executive offices are located at 330 South Service Road, Melville, New York 11747 and its telephone number at that address is (631) 962-9600. Verint has over 1,000 customers in 50 countries, and has operations in 13 countries. Approximately 79% of Verint's common stock is owned by Comverse Technology, Inc.


     The Company makes available through Verint's website at WWW.VERINTSYSTEMS.COM its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and will make available this Annual Report on Form 10-K, as well as amendments to these and other reports filed or furnished by the Company pursuant to Section 13 (a) or Section 15 (d) of the Securities Exchange Act of 1934 free of charge, as soon as reasonably practicable after the Company files such materials with the Securities and Exchange Commission.

Industry Background

Overview

     Verint provides its analytic software-based solutions to enable customers to generate actionable intelligence from voice, video and data transmissions. The two markets to which the Company applies actionable intelligence solutions are digital security and surveillance and enterprise business intelligence. The process of generating actionable intelligence is comprised of the following five components: collection, retention, analysis, decision and distribution.

     -- Collection of raw multimedia information is achieved through an interface with wireline and wireless communications networks, including the Internet and closed circuit television, or CCTV cameras, as well as cameras with direct connection to IP networks.

     -- Retention consists of storage of the collected multimedia information. Collected information can be processed concurrently with its storage.

     -- Analysis of stored information is performed through various voice, video and data mining techniques. These analytical tools convert raw multimedia information into organized useful data.

     -- Decision criteria are established by users to filter and prioritize processed data. By applying decision criteria, the processed data becomes actionable intelligence.

     -- Distribution of actionable intelligence to the appropriate decision makers is the last component of the multimedia analytic solution. Through notification techniques, the decision makers are made aware of the existence of actionable intelligence in a timely manner.



The Digital Security and Surveillance Market

     The digital security and surveillance market consists primarily of digital video security utilized by government agencies and public and private organizations for use in airports, public buildings, correctional facilities and corporate sites and communications interception by law enforcement agencies.


Digital Video Security

     Organizations are increasingly recognizing the need for surveillance of their facilities and operations to ensure the proper level of security. In addition, there is heightened public awareness to the security needs of public facilities, including airports and government buildings, as well as other organizations and institutions. Digital video security solutions coupled with intelligent video analysis tools address some of these security needs by providing a proactive approach to surveillance and security. A proactive approach to surveillance and security is achieved through the instantaneous processing of collected data and, in contrast to a passive approach, may help prevent or contain a security breach in real time.

     Traditionally, video security consisted of connecting surveillance cameras to analog monitors and VCR recording equipment that archived video images on tape. Today, digital video technology offers many advantages over analog equipment while allowing for the continued use of the existing infrastructure of installed cameras. These advantages include more efficient storage of video for faster search and retrieval, either locally or remotely through IP networks, and the capability to interface with other digital systems, such as access control. Additionally, as video data is digitized and compressed, a variety of intelligent video analysis tools can be applied, including advanced motion detection technologies and analysis of the behavior of individuals and objects. The combination of digital recording and intelligent video analysis technologies provides users with a more effective integrated security and surveillance solution.

     Digital video security systems are marketed primarily to government agencies and public and private organizations for use in airports, public buildings, correctional facilities and corporate sites that require the capture, retention and analysis of video information for crime prevention and investigation, asset protection and other related purposes.

Communications Interception

     Lawful communications interception, historically referred to as wiretapping, is the monitoring and recording of voice and data transmissions to and from a specified target over communications networks in order to obtain intelligence and gather evidence. Law enforcement agencies are typically granted the authority from national and regional government authorities to monitor, record, process and store intercepted transmissions to and from specified targets. Laws governing electronic surveillance vary significantly by country, and within many countries at the state or provincial levels. Verint provides governmental entities turnkey solutions intended to enable them to operate within the legal limits of information monitoring and collection.

     In 1994, the U.S. Congress passed the Communications Assistance for Law Enforcement Act, or CALEA, and subsequently, the European Telecommunications Standards Institute, or ETSI, adopted similar standards for communications interception. These two developments have prompted an increase in the demand for communications interception solutions. The purpose of CALEA and the ETSI standards is to ensure that communications service providers are able to fulfill the technical requirements of channeling intercepted transmissions to law enforcement agencies. Although CALEA was introduced approximately eight years ago, communications service providers were not required to comply with CALEA's standards until June 30, 2000, and were allowed to individually seek further exemptions. Following the September 11 terrorist attacks, the Federal Communications Commission issued an order stating that no further unilateral exemptions would be granted after December 31, 2001. Since then, communications service providers seeking to comply with CALEA and the ETSI standards and communications equipment vendors seeking to provide compliant products have driven the demand for CALEA and ETSI compliant solutions. By outsourcing their need for a compliant communications interception solution to companies such as Verint, communications service providers and equipment vendors are able to focus on their core business activities.

     Traditionally, lawful communications interception activities consisted of a law enforcement or other authorized official eavesdropping on the telephone conversation of a suspected target. On November 19, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, known as the "USA Patriot Act." This legislation significantly expanded federal wiretap capability and eased the process for acquiring wiretapping warrants for intelligence gathering purposes by granting law enforcement agencies the authority to intercept multiple methods of communications, such as cellular calls and emails with a single warrant and by extending the duration and scope of such warrants in certain circumstances. In addition, the USA Patriot Act encourages collaboration between law enforcement agencies by easing the restrictions on the sharing of recorded communications.

     Altogether, the recent legislative, regulatory and technological developments surrounding communications interception activities have led to an increased interest in sophisticated communications interception solutions. Today, utilizing advanced communications interception technologies, voice and data transmissions of a target can be intercepted through multiple communications channels.


The Enterprise Business Intelligence Market

     The enterprise business intelligence market consists primarily of solutions targeting enterprises that rely on contact centers for voice, email and Internet interactions with their customers. Additionally, an emerging segment of enterprise business intelligence utilizes digital video information to allow enterprises and institutions to enhance their operations, processes and performance.

Contact Center Business Intelligence

     Developing and maintaining long-term customer relationships is critical to the success of an enterprise operating in the competitive global marketplace. However, to understand and enhance customer relations, an enterprise must first improve its business processes that involve a high degree of direct customer interaction. Today, many organizations interact with their customers or clients primarily through contact centers. Increasingly, the contact center is the primary "hub" within an organization for processing inbound or outbound communications with customers that relate to the organization's products and services. Contact centers generally consist of supervisor and agent workstations that are staffed with customer service representatives and are linked to a central telephone switch as well as computer systems linking all functions of database management to capture, store and report relevant customer information. The Company believes that solutions that automate and evaluate key sales, marketing and customer service processes, improve the effectiveness of customer interactions, and aid in the retention of contact center agents will become increasingly important.

     As customers continue to interact with customer service representatives through multiple communication channels including the Internet, the role and importance of recording and quality assurance for contact centers is increasing. Additionally, the rapid growth of the Internet and electronic commerce has also increased the importance companies place on their customer relationships since the Internet enables consumers to easily evaluate products and prices from a wide range of geographically dispersed vendors and quickly change vendors at a relatively low cost. Enterprises across industries are being driven to purchase quality assurance software primarily to improve customer care, as well as to comply with industry-specific regulations. In addition, due to the high cost of agent training and the high turnover of contact center agents, the retention of contact center agents has become a high priority for many enterprises.

     Contact center business intelligence solutions target enterprises that rely on contact centers for voice, email and Internet interactions with their customers. Actionable intelligence generated from such interactions helps these enterprises to better service and retain customers, improve business processes and optimize contact center agent performance and retention. Companies possessing a better understanding of the characteristics and preferences of their customers are better positioned to customize product and service offerings resulting in increased sales and enhanced customer retention. In addition, these companies will also be able to better identify opportunities to sell complementary or higher-end products and to more accurately forecast customer demand. For example, major financial institutions generally and credit card issuers particularly, need to monitor contact center activity in real time to ensure that contact center representatives are responsive to customer needs, and assure that customers do not cancel accounts or transfer balances based on poor service. Additionally, increased intelligence allows these companies to identify new business opportunities with customers, such as cross-selling other financial services and products, including investments, insurance and mortgages, to existing credit card customers.

Video Business Intelligence

     An emerging segment of enterprise business intelligence utilizes digital video information to allow enterprises and institutions to enhance their operations, processes and performance. Traditional video security and surveillance systems allow enterprises to view and record actions and behaviors associated with security-related or criminal activity; however, information on the actions, behaviors and interactions of personnel or customers of an enterprise is also valuable. The existing infrastructure of closed circuit television cameras often already captures much of this valuable operational information, but utilizing information recorded by analog recording systems is impractical. The expansion of digital recording and the introduction of intelligent video analysis tools allow an enterprise to easily access and utilize this valuable operational information.

     Implementing video business intelligence applications offers valuable information and process improvements to businesses in many vertical markets, such as the retail, gaming and corporate markets. Some of the applications for video business intelligence include the automatic counting, categorizing, monitoring and assessment of customers and personnel. Improved service is realized by real-time identification and notification of business opportunities and customer service requirements.

Verint's Solution

     Verint's solution enables the intelligent recording and analysis of voice, video and data transmissions for digital security and surveillance and enterprise business intelligence. Verint's products are utilized by government agencies, leading corporations, financial institutions and telecommunications service and equipment providers.

     Verint's solutions provide its customers with the following key benefits:

     -- Robust functionality with advanced features. Verint's solutions address the needs of its customers by providing a wide range of functions. In addition, the Company has developed a number of applications that enhance the functionality of its base product offerings. For example, Verint's digital video systems incorporate object-tracking software that analyzes real-time video for specific motion, such as an individual walking in the wrong direction through a monitored checkpoint at an airport. In addition, Verint's communications interception products feature a cell-phone tracking program that can identify the location of a wireless caller.

     -- End-to-end systems. Verint's products are designed to deliver complete solutions for both access to and delivery from communications networks and the collection, storage, management and processing of multimedia communications by Verint's end users.

     -- Turnkey solutions. Verint's solutions can be quickly and efficiently deployed by its customers. The Company offers integrated hardware and software as well as training and project management services. In addition, the Company offers comprehensive documentation, installation and maintenance services.

     -- Intuitive user interface. Verint's products utilize standard user interfaces, such as web-browser and email software, which allow customers to operate Verint's software in a familiar and easy to use framework.

     -- Scalable network-based solution with centralized control. Verint's solutions are network-based, so that customers can access recorded information from any network connection. By allowing for centralized monitoring, the Company believes that its solutions enable customers to more efficiently manage their security and business information located at dispersed sites. Verint's products can also be scaled to support thousands of inputs, both locally and across a customer networked site.

     -- Open, extendable platform. Verint's software runs on standard platforms and integrates with standard storage, compression and database technologies. The Company integrates with communications switches and customer relationship management software, as applicable, from multiple vendors across both traditional and next-generation communications networks. In addition, the Company has developed application programming interfaces, which enable Verint's customers to easily incorporate their proprietary database information into its solutions.

     -- Global support and service. The Company is a global company with systems installed in more than 50 countries around the world and a service infrastructure able to quickly and efficiently meet customer needs.

     -- Expertise in national and international standards and laws. Verint's products are designed to comply with intricate local, national and international standards regarding the lawful interception of communications.

Digital Security and Surveillance Solutions

     The following table summarizes Verint's digital security and surveillance product lines:

--------------------- -------------------------- ---------------------------- ----------------------------- -----------------------
      Product Line          Market Served              Type of Customer            Purpose/Description         Location of Product
--------------------- -------------------------- ---------------------------- ----------------------------- -----------------------
--------------------- -------------------------- ---------------------------- ----------------------------- -----------------------
STAR-GATE             Communications             -- Communications             Access, delivery and          Embedded in circuit or
                      interception                  service providers          administrative functions of   packet-based switch
                                                 -- Internet                   communications interception   infrastructure
                                                    service providers
                                                 -- Switch
                                                    manufacturers
--------------------- -------------------------- ---------------------------- ----------------------------- -----------------------
--------------------- -------------------------- ---------------------------- ----------------------------- -----------------------
RELIANT               Communications             -- Law enforcement            Collection, delivery,         Law enforcement or
                      interception                  agencies                   storage, and analysis of      intelligence agency
                                                 -- Intelligence               data from communications      monitoring center
                                                    agencies                   interception
--------------------- -------------------------- ---------------------------- ----------------------------- -----------------------
--------------------- -------------------------- ---------------------------- ----------------------------- -----------------------
LORONIX               Digital video              -- Government                 Intelligent recording of      Networked to customer
digital video         security                      agencies                   video from CCTV               CCTV or IP cameras
security                                         -- Public agencies            camera transmissions
                                                 -- Transportation
                                                    agencies
                                                 -- Corporations
--------------------- -------------------------- ---------------------------- ----------------------------- -----------------------

STAR-GATE

     Verint's STAR-GATE product line enables communications service providers, Internet service providers, and communications equipment manufacturers to overcome the complexities posed by global digital communications and comply with governmental requirements. STAR-GATE enables communications service providers in receipt of proper legal authorization to intercept simultaneous communications over a variety of wireline, wireless and IP networks for delivery to law enforcement and other government agencies. STAR-GATE's flexibility supports multi-network, multi-vendor switch environments for a common interface across communications networks and supports switches from communications equipment manufacturers, such as Alcatel, Ericsson, Lucent, Nokia, Nortel and Siemens. STAR-GATE also supports interfaces to packet data networks, such as the Internet and general packet radio services.

     Verint's STAR-GATE product line performs two primary functions:

     -- Administration. STAR-GATE automates the implementation of proper legal authorization for communications interception. This process includes assigning surveillance targets, defining recipients of intercepted data and setting time and security parameters conforming with the court order.
     -- Mediation. STAR-GATE routes the intercepted data from the communications switch, converts data into the required legal interception standard format, and delivers the intercepted communications to the appropriate law enforcement agency.

     STAR-GATE is designed to be compliant with CALEA and the ETSI standards for both circuit switched and IP networks.

RELIANT

     Verint's RELIANT product line provides intelligent recording and analysis solutions for communications interception activities to law enforcement organizations and intelligence agencies. Verint's RELIANT software equips law enforcement agencies with an end-to-end solution for live monitoring of intercepted target communications and evidence collection management, regardless of the type of communication or network used. Applications can scale from a small center for a local police force to a country-wide center for national law enforcement agencies. RELIANT products are designed to comply with legal regulations and can be integrated with communications networks in the country where the system is utilized.

     The RELIANT monitoring center is comprised of a system administration workstation, an operator workstation, and collection and storage databases and servers. RELIANT collects intercepted communications from multiple channels and stores them for immediate access, further analysis and use as evidence. The system enables the review of intercepted voice, fax and data transmissions in their original forms through an easy to use interface.

     RELIANT offers the following key features:

     -- Open database architecture, which enables the application of external analysis tools, with advanced security measures to maintain the integrity of intercepted information against penetration and unauthorized access;
     -- Long-term session archiving for use in court playback and submission of evidence;
     --   Location tracking capabilities for wireless network interception; and
     --   Maintenance and fault management.

LORONIX Digital Video Security

     Verint's LORONIX digital video security product line provides intelligent recording and analysis of video for security and surveillance applications to government agencies, public organizations and corporations. Verint's LORONIX software digitizes, compresses, stores and retrieves video imaging. In addition, LORONIX products provide live video streaming and camera control over local and wide area computer networks and the Internet.

     Verint's LORONIX product line may be configured to allow customers to perform complete monitoring for security and management of local and remote sites from a central investigative unit. The use of digital storage and compression technology makes the LORONIX product line a more efficient alternative to analog tape storage. The technology interfaces with access control, facial recognition, activity and intrusion detection and other technologies for enhanced security and surveillance.

     The LORONIX solution offers the following features:

     -- Activity scan functionality that enables users to detect activity in recorded video by analyzing frames of a video segment to detect changes from image to image. As a scan progresses, images of video frames containing activity are highlighted and set aside for further analysis;
     -- Camera management software that displays all cameras connected to a given system with a graphic user interface. Intuitive camera icons denote whether cameras are black and white, color, fixed, or have pan/tilt/zoom functionality;
     -- An image toolkit that allows users to enhance, annotate, print, and save images in a variety of formats from live or recorded video;
     -- Video authentication technology that utilizes a mathematical algorithm to confirm the authenticity of digital video and to produce an image "fingerprint." This fingerprint is compared to others that were created and stored when the video was originally captured by the recorder;
     -- A video export application that can send live and recorded video for review at any time;
     -- Scalability allowing for the monitoring of thousands of cameras at the same moment;
     -- Open architecture allowing for the application of intelligent video tools such as biometric identification and motion detection technologies;
     -- Operation capabilities whereby users can conduct diversified tasks, such as playback, archiving and live review simultaneously; and
     --   Advanced compression technologies.

Enterprise Business Intelligence Solutions

     The following table summarizes Verint's enterprise business intelligence product lines:





-------------------------- ---------------------- ------------------------- ------------------------------ -------------------------
      Product Line             Market Served             Type of Customer        Purpose/Description         Location of Product
-------------------------- ---------------------- ------------------------- ------------------------------ -------------------------
-------------------------- ---------------------- ------------------------- ------------------------------ -------------------------
ULTRA                      Contact centers        -- Internal contact       Recording and analysis of      Interface through
                                                     centers of large       customer interactions with     customer relations
                                                     organizations and      contact centers agents         management application
                                                     enterprises, including                                server
                                                     utilities and financia
                                                     institutions

                                                  -- Outsourced contact
                                                     centers
-------------------------- ---------------------- ------------------------- ------------------------------ -------------------------
-------------------------- ---------------------- ------------------------- ------------------------------ -------------------------
LORONIX video business     Business intelligence  -- Large organizations    Analysis of digital video to   Networked to customer
intelligence                                         and enterprises        improve business processes     CCTV or IP cameras
                                                                            and performance
-------------------------- ---------------------- ------------------------- ------------------------------ -------------------------

ULTRA

     Verint's ULTRA products record and analyze customer interactions to provide enterprises with business intelligence about their customers and help monitor and improve the performance of their contact centers. ULTRA's intelligent recording platform uses an innovative architecture that leverages voice and data processing technologies to offer customers multiple methods of recording contact center interactions while providing a flexible framework for expansions and changes in technologies.

     ULTRA products capture customer interactions from multiple sources, including telephone, email, Internet or voice over Internet protocol. Utilizing ULTRA's OpenStorage Portal and Universal Database, Verint's customers can leverage their existing storage infrastructure to store and access recorded customer interactions using standard file formats. ULTRA's software tools analyze customer interactions and distribute the resulting actionable intelligence to specified individuals based on predetermined parameters via private computer networks or the Internet.

     ULTRA products integrate with leading customer relationship management, or CRM, applications, allowing the delivery of information directly to the user's desktop within Siebel, PeopleSoft and other CRM solutions. ULTRA also interfaces with popular desktop software tools, including Microsoft Outlook, Lotus Notes and web browsers, to enable the user to easily access the data in a familiar computing environment.

     The ULTRA product line offers the following key features:

     -- Advanced analytical tools for efficient data mining of call content for customer intelligence;
     -- Proprietary user-defined customer satisfaction analysis features. Such features include a call flow analysis (which monitors information such as call length, number of holds, hold times, and transfers), as well as stress analysis (which defines customer stress level during calls), allowing for either on-line assistance from a supervisor or offline analysis for improved agent performance;
     -- Open architecture, allowing for quick and easy integration with leading CRM applications; and
     -- Advanced storage systems which convert calls to standard file format, allowing for the integration of voice to CRM applications as well as the enterprise wide distribution via local or wide area networks.

LORONIX Video Business Intelligence

     Verint's LORONIX video business intelligence products enable its enterprise customers to monitor and improve their operations through the analysis of live and recorded digital video. Like the LORONIX digital video security product, the LORONIX video business intelligence product digitizes, compresses, stores and retrieves video imaging. While leveraging the technology of Verint's digital security product, the LORONIX enterprise product line also contains unique software focused on maximizing operational effectiveness through video analysis.

     By interfacing with customer databases and software systems, LORONIX facilitates the user's review of video imaging based on specific criteria such as employee ID, product barcodes and point of sale transaction history. The LORONIX solution also integrates intelligent software that allows for the detection of movement of people and objects at a customer's premises. These features can be used to improve the operational performance of businesses, such as retail chains and casinos, by providing real-time alerts to customer bottlenecks. Enterprises can combine Verint's software with other video analysis technologies that actively monitor customer and employee behavior and responses.



Sales and Marketing

     The Company sells its products primarily through a combination of its direct sales force and agents, distributors, value added resellers and systems integrators. As of January 31, 2003, the Company had several sales offices in the United States and offices in Australia, Canada, France, Germany, Hong Kong, India, Israel, Japan, the Netherlands, Singapore and the United Kingdom. Verint's direct sales force consists of account executives, solutions consultants, and regional sales directors, that possess industry-specific experience.

     Verint's sales force pursues potential sales leads identified internally or provided by systems integrators. The Company develops strategic marketing alliances with leading companies in its industry to expand the coverage and support of its direct sales force. Verint's business development personnel are responsible for the initiation, negotiation and completion of these marketing alliances. The Company currently has such relationships with ADT, Avaya, British Telecom, Nortel, and Siemens. In addition, the Company has established technological alliances with leading software and hardware companies including Genesys, Identix and Siebel, which enable it to offer complementary solutions to their products.

     Verint's direct sales cycle typically begins with its initiation of a sales lead or the receipt of a request for a proposal from a prospective customer. The sales lead, or request for a proposal, is followed by an assessment of the customer's requirements, a formal proposal, presentations and product demonstrations, site visits to an existing customer that utilizes Verint's products and contract negotiation and signing. The sales cycle can vary substantially from customer to customer but typically lasts six months to one year and is considered completed with the delivery of Verint's product to the customer.

     The Company uses a variety of marketing programs to build brand name awareness, as well as to attract potential customers. These programs include market research, product and strategy updates with industry analysts, direct marketing programs to current and prospective customers, advertising, participation in industry trade shows, conferences, seminars, and a public relations program that includes demonstrations of Verint's products. To support sales efforts, the Company also produces promotional materials that include brochures, video presentations, data sheets and other technical descriptions.


Customers

     Verint's products are currently used by over 1,000 organizations and are deployed in over 50 countries, across many industries and markets. Many users of Verint's products are large corporations or government agencies that operate from multiple locations and facilities across large geographic areas and sometimes across several countries. These organizations typically implement Verint's solutions in stages, with implementation in one or more sites and then gradually expanding to a full enterprise, networked-based solution. None of Verint's customers, including systems integrators and value added resellers, individually accounted for more than 10% of its revenues in fiscal 2002.

     The Company derived approximately 22%, 26% and 32% of its revenues in fiscal 2000, 2001 and 2002, respectively, from contracts with various local, regional and national governments worldwide. Verint's business generated from such government contracts may be adversely affected for various reasons including if levels of government expenditures and authorizations for law enforcement and security related programs decrease, remain constant or shift to programs in areas where it does not provide products and services or if changes in government procurement procedures preclude the Company from participating in such government procurement processes. See "Certain Trends and Uncertainties."

Research and Development

     The Company continues to enhance the features and performance of its existing products and introduce new solutions by extensive research and development activities in its facilities in the United States, Israel and Germany. As of January 31, 2003, the Company had approximately 300 employees engaged in its research and development activities. The Company believes that its future success depends on a number of factors, which include its ability to:

     -- identify and respond to emerging technological trends in its target markets;

     -- develop and maintain competitive solutions that meet its customers' changing needs; and

     -- enhance its existing products by adding features and functionality to meet specific customer's needs, or that differentiate its products from those of its competitors.

     As a result, the Company has made significant investments in research and development. The Company allocates its research and development resources in response to market research and customer demands for additional features and solutions. Verint's development strategy involves rolling out initial releases of its products and adding features over time. The Company incorporates product feedback it receives from its customers into its product development process. While the Company expects that new products will continue to be developed internally, it may, based on timing and cost considerations, acquire or license technologies, products or applications from third parties.

     As mentioned above, part of Verint's research and development occurs in Israel. The Government of Israel, through the Office of the Chief Scientist, encourages research and development projects which result in products for export. Verint's gross research and development expenses were approximately $21.7 million for fiscal 2000, $21.0 million for fiscal 2001 and $22.6 million for fiscal 2002. In fiscal 2000, 2001 and 2002, the Company received from the Office of the Chief Scientist conditional grants totaling $7.5 million, $5.8 million and $5.2 million, respectively, representing 34.5%, 27.6% and 23.1% of its total research and development expenditures in these periods.


Manufacturing and Suppliers

     Verint's manufacturing operations, which are performed in its U.S., Israeli, and German facilities, consist primarily of installing its software on externally purchased hardware components and final assembly and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies and systems. The Company relies on several unaffiliated subcontractors for the supply of specific proprietary components and assemblies that are incorporated in all of its products. Although the Company has experienced delays and shortages in the supply of proprietary components on more than one occasion in the past, to date, it has been able to obtain adequate supplies of all components in a timely manner, when necessary, from alternative sources. See "Certain Trends and Uncertainties."

     The Company maintains organization-wide quality assurance procedures, coordinating the quality control activities of its research and development, manufacturing and service departments. Verint's primary manufacturing and research and development facilities in Israel, Germany, and Colorado have received certification to Quality Standard ISO 9001.


Intellectual Property Rights

     The Company has accumulated a significant amount of proprietary know-how and expertise in developing multimedia analytic solutions for digital security and surveillance and enterprise business intelligence. The Company regularly reviews new areas of technology to determine whether they are patentable.

     The Company licenses certain software, technology and related rights for use in the manufacture and marketing of its products, and pay royalties to third parties under such licenses and other agreements. The Company believes that its rights under such licenses and other agreements are sufficient for the manufacturing and marketing of its products and, in the case of licenses, extend for periods at least equal to the estimated useful lives of the related technology and know-how.

     In January 2000, Comverse Technology and Lucent, acting through subsidiary patent holding companies on behalf of themselves and their various subsidiaries and affiliates, entered into a non-exclusive cross-licensing arrangement covering current and certain future patents issued to Comverse Technology and its affiliates and a portfolio of current and certain future patents in the area of communications technology issued to Lucent and its affiliates. Under that arrangement, and pursuant to a patent license agreement between Verint and Comverse Technology, Lucent is entitled to non-exclusive royalty-free licenses under any patents granted to Verint or which it obtains the right to license during the term of the agreement, while Verint is entitled to a non-exclusive royalty-free sublicense to all patents that are licensed by Lucent to Comverse Technology.



Competition

     The Company faces strong competition in the markets for its products, both in the United States and internationally. The Company expects competition to persist and intensify in the digital security and surveillance market, primarily due to increased demand for homeland defense and security solutions. Verint's primary competitors are suppliers of security and recording systems and software, and indirect competitors that supply certain components to systems integrators. In the enterprise business intelligence market, the Company faces competition from organizations emerging from the traditional call logging or call recording market as well as software companies that develop and sell products that perform specific functions for this market. Additionally, many of Verint's competitors specialize in a subset of its portfolio of products and services. Primary competitors include, among others, SS8 Networks, ECtel, e-talk, ETI, JSI Telecom, NICE-Systems, Pelco, Raytheon, Sensormatic and Witness Systems. The Company believes it competes principally on the basis of:

     --   product performance and functionality;
     --   knowledge and experience in Verint's industry;
     --   product quality and reliability;
     --   customer service and support; and
     --   price.

     The Company believes that its success depends primarily on its ability to provide technologically advanced and cost effective solutions. Verint's competitors that manufacture other security-related systems or other recording systems may derive a competitive advantage in selling to customers that are purchasing or have previously purchased other compatible equipment from such manufacturers. The Company expects that competition will increase as other established and emerging companies enter its market, and as new products, services and technologies are introduced.


Employees

     As of January 31, 2003, the Company had approximately 900 employees. A majority of its employees are scientists, engineers or technicians engaged in research and development, sales and marketing, and operations. The Company considers its relationship with its employees to be good. Verint's employees in the United States are not covered by any collective bargaining agreement. Verint's employees outside the United States are entitled to severance and other benefits mandated under local laws.

     Israeli law generally requires the payment by employers of severance pay upon the death of an employee, retirement or upon termination of employment, and the Company provides for such payment obligations through monthly contributions to an insurance fund. Additionally, Israeli employees and employers are required to pay pre-determined sums to the National Insurance Institute, which covers medical and other benefits similar to the benefits provided by the United States Social Security Administration.


Proxy Agreement with the Department of Defense

     One of Verint's subsidiaries, Verint Technology Inc., or Verint Technology, is engaged in the development, marketing and sale of Verint's communications interception solutions to various U.S. governmental agencies. In order to conduct its business, Verint Technology is required to maintain facility security clearances under the National Industrial Security Program, or the NISP. The NISP requires companies maintaining facility security clearances to be insulated from foreign ownership, control or influence. In January 1999, the Company, Comverse Technology and the Department of Defense entered into a proxy agreement with respect to the ownership and operations of Verint Technology. The proxy agreement has been approved by the Defense Security Service, which has oversight responsibilities on behalf of the Department of Defense.

     Under the proxy agreement, the Company appointed three U.S. citizens that have the requisite personal security clearance as directors of Verint Technology and as holders of proxies to vote the stock of Verint Technology. These individuals are responsible for the oversight of Verint Technology's security arrangements, including the separation of Verint Technology from the Company and its affiliates. As proxy holders, these individuals have the power to exercise all prerogatives of ownership of Verint Technology, except that without obtaining Verint's express written approval they may not authorize any individual sale or disposal of capital assets constituting a material amount of Verint Technology's assets, the mortgaging of assets other than for working capital or capital improvement purposes, any merger, consolidation, reorganization or dissolution of Verint Technology and the filing of a petition under the federal bankruptcy laws.

     Under the proxy agreement, the Company has also established a government security committee, which consists of the three proxy holders. The government security committee is in charge of the development and implementation of a technology control plan, which prescribes measures and establishes procedures to prevent unauthorized disclosure or export of controlled information by the Company, any of its affiliates or others. In addition, the proxy agreement establishes procedures regarding meetings, visits and communications between Verint Technology, the Company and its other affiliates. The Department of Defense continually reviews the technology control plan and receives an annual report from the proxy holders.



Export Regulations

     The Company is subject to export restrictions in Israel with respect to certain components of its RELIANT products which are developed and manufactured in Israel. In order to export its RELIANT products from Israel, the Company is required to obtain export licenses from the Israeli Ministry of Defense prior to marketing these products in foreign countries. The Company is also required to obtain an additional license prior to the completion of each sale. To date, the Company has been successful in obtaining necessary permits.

     The Company is also subject to export restrictions in Germany with respect to components of its RELIANT products which are developed and manufactured in Germany. To date, the Company has been able to rely on the terms of a general export license in Germany to export these components to countries outside the European Union. Under the terms of this license, the Company is also required to report to German authorities each shipment of these components outside of the European Union.

ITEM 2. PROPERTIES.

     The Company leases approximately 73,000 square feet of office space in the United States. Through April 2003, the Company had approximately 32,000 square feet in Woodbury, New York, where its headquarters and some of its support and sales facilities were located. Beginning April 30, 2003, the Company relinquished its space in Woodbury, New York and moved its headquarters to approximately 25,000 square feet in Melville, New York. The lease of Verint's Melville, New York facilities expires in June 2013. The Company leases approximately 70,000 square feet of office and storage space for manufacturing, development, support and sales facilities in Tel Aviv, Israel. This lease expires in March 2004. Additionally, the Company leases approximately 10,000 square feet of office space for sales, installation and support in the United Kingdom. The Company also leases small office facilities in Germany and The Netherlands.

     The Company owns approximately 25 acres of land, including 40,000 square feet of office space for the development, manufacturing, support and sales of its LORONIX product lines in Durango, Colorado. The Company also owns approximately 25,000 square feet of office and storage space for sales, manufacturing, support and development in Bexbach, Germany.

     The Company believes that its owned and leased facilities are adequate for its current operations, and that additional facilities can be acquired or developed to provide for expansion of its operations in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is party to any pending legal action that could reasonably be expected to have a material adverse effect on its business or operating results.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of Verint trades on the NASDAQ National Market System under the symbol VRNT. The following table sets forth the range of closing prices of the Common Stock as reported on NASDAQ since Verint became publicly traded on May 16, 2002.


               Year                     Fiscal Quarter              Low        High

               2002                     5/16/02 -  7/31/02           $  6.13     $14.49
                                         8/1/02 - 10/31/02           $  6.60     $11.38
                                        11/1/02 -  1/31/03           $ 10.60     $23.20

     There were 120 holders of record of Common Stock at April 28, 2003. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners. The Company believes that the number of beneficial owners of the shares of Common Stock outstanding at such date was approximately 5,000.


     The Company has not declared or paid any cash dividends on its equity securities and does not expect to pay any cash dividends in the foreseeable future, but rather intends to retain its earnings to finance the development of its business. Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion, and will depend upon the Company's earnings, financial condition, capital requirements and other relevant factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Also, see "Certain Trends and Uncertainties" regarding Comverse Technology's control of the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA.

           The Company derived the selected consolidated financial data presented below from its consolidated financial statements and related notes included in this Form 10-K. You should read the selected consolidated financial data together with Verint's consolidated financial statements and related notes and the section of this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Statement of operations data for the years ended January 31, 2001, 2002 and 2003, and the balance sheet data at January 31, 2002 and 2003 have been derived from Verint's audited consolidated financial statements included in Item 15 of this Form 10-K. Statement of operations data for the year ended January 31, 2000 and balance sheet data at January 31, 2000 and 2001 have been derived from Verint's audited financial statements not included herein. Statement of operations data for the year ended January 31, 1999, and the balance sheet data at January 31, 1999, have been derived from Verint's unaudited consolidated financial statements not included herein.

                                                            Year Ended January 31,
                                         ---------------------------------------------------------
                                             1999          2000       2001      2002       2003
                                         ------------  ----------  ---------  --------  ----------
                                                   (in thousands, except per share data)
Statement of Operations Data:
  Sales................................. $     89,282  $  120,612  $ 141,677  $131,235  $  157,775
  Cost of sales.........................       51,572      63,939     81,793    69,907      78,053
                                         ------------  ----------  --------- ---------  ----------

  Gross profit..........................       37,710      56,673     59,884    61,328      79,722
  Research and development, net.........       16,412      21,307     14,249    15,184      17,357
  Selling, general and administrative...       31,924      44,914     48,162    45,923      52,314
  Acquisition expenses..................            -           -      3,510         -           -
  Workforce Reduction, Restructuring and
   impairment charges...................            -           -      1,528     2,754           -
                                         ------------  ----------  --------- ---------  ----------

  Income (Loss) from operations.........      (10,626)     (9,548)    (7,565)   (2,533)     10,051
  Interest and other income (expense),
   net..................................         (753)       (641)      (497)     (564)      2,266
                                         ------------  ----------  --------- ---------  ----------

  Income (Loss) before income taxes.....      (11,379)    (10,189)    (8,062)   (3,097)     12,317
  Income tax provision..................          280         355        497     1,552       2,170
                                         ------------  ----------  --------- ---------  ----------

  Net income (loss)..................... $    (11,659) $  (10,544) $  (8,559) $ (4,649) $   10,147
                                         ============  ==========  ========= =========  ==========
  Net income (loss) per share - basic... $      (0.63) $    (0.57) $   (0.46) $  (0.25) $     0.46
                                         ============  ==========  ========= =========  ==========
  Net income (loss) per share - diluted. $      (0.63) $    (0.57) $   (0.46) $  (0.25) $     0.43
                                         ============  ==========  ========= =========  ==========
  Weighted average shares:
     Basic..............................       18,618      18,619     18,704    18,767      22,165
     Diluted............................       18,618      18,619     18,704    18,767      23,542

                                                          As of January 31,
                                         ---------------------------------------------------------
                                               1999       2000        2001      2002       2003
                                         ------------  ---------   ---------  --------  ----------
Balance Sheet Data:
   Cash and cash equivalents............ $     32,456  $  35,933   $  43,330  $ 49,860  $  133,933
   Working capital......................       22,189     10,804       3,512    41,160      69,323
   Total assets.........................       88,942    103,410     117,554   116,726     207,050
   Long-term bank loans, including
    current maturities..................        1,161      1,323       2,806    43,623      43,877
   Stockholders' equity.................       40,075     30,896      22,525    18,735      96,166

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of Verint's financial condition and results of operations should be read in conjunction with its consolidated financial statements and the related notes thereto which appear elsewhere in this document.

Overview

     The Company is engaged in providing analytic software-based solutions for the collection and analysis of unstructured data to the digital security surveillance and enterprise business intelligence markets. The Company operates in one business segment and manages its business on a geographic basis.

     Verint's analytic software-based solutions for digital security and surveillance include its STAR-GATE and RELIANT communications interception products and Verint's LORONIX digital video security products. STAR-GATE enables communications service providers to intercept communications over a variety of wireline, wireless and IP networks, for delivery to law enforcement and other government agencies, and is sold to communications service and equipment providers. RELIANT provides intelligent recording and analysis solutions for communications interception activities and is sold to law enforcement and government agencies. Verint's LORONIX digital video security products provide intelligent recording and analysis of video for security and surveillance applications, and are sold to government agencies and public and private organizations for use in airports, public buildings, correctional facilities and corporate sites.

     Verint's analytic software-based solutions for enterprise business intelligence include its ULTRA contact center business intelligence products and LORONIX video business intelligence products. Verint's ULTRA products are sold to contact centers within a variety of enterprises, including financial institutions, communications service providers and utilities, to record and analyze customer interactions with their contact centers. Verint's LORONIX video business intelligence products enable enterprises to monitor and improve their operations through the analysis of live and recorded digital video and are sold primarily to commercial enterprises including retailers, shopping malls, casinos, manufacturers and other enterprises.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company generally recognizes revenue at the time of shipment for sales of systems that do not require significant customization and when collection of the resulting receivable is deemed probable. Verint's systems generally consist of a bundled hardware and software solution that is shipped together. Customers may also purchase separate maintenance contracts, which generally consist of bug-fixing, telephone access to Verint's technical personnel and replacement of hardware components, but in certain circumstances may also include the right to receive unspecified product updates, upgrades and enhancements. The Company recognizes revenue from these maintenance contracts ratably over the contract period. The Company recognizes revenue from certain long-term contracts under the percentage-of-completion method on the basis of physical completion or using actual costs incurred relative to total expected costs under the contract. Revisions in estimates of costs and profits are reflected in the accounting period in which the facts that require such revision become known. At the time a loss on a contract is known, the entire amount of the estimated loss is accrued. Amounts received from customers in excess of revenues earned are recorded as advance payments from customers. Accounts receivable are generally diversified due to the number of commercial and government entities comprising Verint's customer base and their dispersion across many geographical regions. At the end of each accounting period, the Company records a reserve for estimated bad debts included in accounts receivable based upon its current and historical collection history.

     Verint's cost of sales includes costs of materials, subcontractor costs, royalties and license fees, salary and related benefits for the operations and service departments, depreciation and amortization of equipment used in the operations and service departments, amortization of capitalized software costs, travel costs, and an overhead allocation. Research and development costs include salary and related benefits, travel, depreciation and amortization of research and development equipment, an overhead allocation, and other costs associated with research and development activities, and is stated net of amounts reimbursed by the Israeli government. Selling, general and administrative costs include salary and related benefits, travel, depreciation and amortization, sales commissions, marketing and promotional materials, recruiting expenses, professional fees, facility costs, and other costs associated with sales, marketing, finance and administrative departments.

     Software development costs are capitalized upon the establishment of technological feasibility and are amortized on a straight-line basis over the estimated useful life of the software, which has been four years or less to date. Amortization begins in the period in which the related product is available for general release to customers. The Company reviews software development costs for impairment at the end of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when the estimated net realizable value of the software is less than its carrying amount. The net realizable value is the estimated future gross revenue from the software reduced by the estimated future costs of completing and supporting the software.

     In July 2000, Verint's parent, Comverse Technology, acquired all of the outstanding stock of Loronix, Inc., or Loronix, a company that develops software-based digital video recording and management systems and Syborg Informationsysteme bescrakt haftende OHG, or Syborg, a company that develops software-based digital voice and Internet recording systems. These business combinations were accounted for as poolings of interests. In February 2001, the Company issued 6,759,277 shares of its common stock to Comverse Technology in exchange for Comverse Technology's ownership interest in Loronix and Syborg. These shares are reflected in Verint's consolidated financial statements as if they were outstanding as of the earliest period presented, which is consistent with the pooling of interests method of accounting.

     For a discussion of Verint's relationship and transactions with Comverse Technology and its subsidiaries, see "Certain Relationships and Related Transactions - Relationship with Comverse Technology and its Subsidiaries," and note 13 to Verint's consolidated financial statements.


Results of Operations


Year Ended January 31, 2003 Compared to Year Ended January 31, 2002

     Sales. Sales for the year ended January 31, 2003, or fiscal 2002, increased by approximately $26.5 million, or 20%, compared to the year ended January 31, 2002, or fiscal 2001. This increase reflected an increase in both sales of products of $20.4 million and service revenue of $6.1 million. This increase was principally due to an increase in sales volume in the United States of approximately $22.7 million as a result of increased sales of Verint's digital security and surveillance solutions. The Company sells its products in multiple configurations and the price of any particular product varies depending on the configuration of the product sold. Due to the variety of customized configurations for each product that the Company sells, it is unable to quantify the effects of a change in the price of any particular product and/or a change in the number of products sold on its revenues. Sales to international customers represented 51% of sales for fiscal 2002 as compared to 58% of sales for fiscal 2001.

     Cost of Sales. Cost of sales for fiscal 2002 increased by approximately $8.1 million, or 12%, compared to fiscal 2001. This increase was attributable to an increase in materials and overhead costs of $6.1 million, increase in personnel related costs of $1.3 million and an increase in other production and service costs of $0.7 million. Gross margin increased to 50.5% in fiscal 2002 from 46.7% in fiscal 2001.

     Research and Development Expenses, net. Research and development expenses, net, for fiscal 2002 increased by approximately $2.2 million, or 14%, compared to fiscal 2001. The net increase was attributable to an increase in work done by subcontractors amounting to $1.0 million, decrease in government reimbursement of $0.6 million, an increase in travel related expenses of $0.5 million and an increase of $0.1 million in other expenses.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2002 increased by approximately $6.4 million, or 14%, compared to fiscal 2001. This increase was attributable to an increase in compensation and benefits for existing personnel and increase in headcount to support the increased level of sales in fiscal 2002 totaling $3.4 million, an increase in agent commissions of $1.2 million, an increase in travel expenses of $1.2 million and an increase in other expenses of $0.6 million. Selling, general and administrative expenses as a percentage of sales decreased to 33.2% for fiscal 2002 from 35.0% for fiscal 2001.

     Interest and Other Income (Expense), net. Net interest and other income (expense) for fiscal 2002 increased by approximately $2.8 million as compared to fiscal 2001. The increase was attributable to an increase in currency exchange gains of $3.2 million resulting mainly from fluctuations in the exchange rates of the US dollars against European and Israeli currencies, an increase in interest income of $0.2 million due to the increase in interest bearing cash balances following the Company's initial public offering and a decrease in interest expense of $0.4 million due to decrease in interest rates. These changes were partially offset by a decrease in the Company's share in the profit of an affiliate of $0.4 million and a write down of an investment of $0.6 million.

     Income Tax Provision. During fiscal 2002, the income tax provision increased by approximately $0.6 million compared to fiscal 2001. This increase was attributable to an increase in pre-tax income after giving effect to available net operating loss carry-forwards. The effective tax rate for fiscal 2002 was 18% reflecting the use of net operating loss carry-forwards in certain tax jurisdictions and preferential tax rates in Israel.

     Net Income (Loss). Net income increased by approximately $14.8 million for fiscal 2002 compared to fiscal 2001. Net income (loss) as a percentage of sales improved to 6.4% for fiscal 2002 compared to a loss of 3.5% in fiscal 2001. This increase was attributable to the factors described above.


Year Ended January 31, 2002 Compared to Year Ended January 31, 2001

     Sales. Sales for the year ended January 31, 2002, or fiscal 2001 decreased by approximately $10.4 million, or 7%, compared to the year ended January 31, 2001, or fiscal 2000. This decrease was attributable to a decrease in sales of products of approximately $14.5 million offset by an increase in service revenues which increased by approximately $4.0 million. Such decrease was principally due to a decrease in sales volume as a result of a general slowdown in information technology spending. To a lesser extent, the Company was able to negotiate lower material prices from its vendors and passed these cost savings on to its customers. The Company sells its products in multiple configurations and the price of any particular product varies depending on the configuration of the product sold. Due to the variety of customized configurations for each product that the Company sells, it is unable to quantify the effects of a change in the price of any particular product and/or a change in the number of products sold on its revenues. Sales to international customers represented 58% of sales for fiscal 2001 as compared to 51% for fiscal 2000.

     Cost of Sales. Cost of sales for fiscal 2001 decreased by approximately $11.9 million, or 15%, as compared to fiscal 2000. This decrease was attributable to a decrease in material costs of $8.5 million due to the decrease in product sales. This decrease was offset by an increase in subcontractor costs of $1.2 million and an increase in other expenses of $1.3 million. Additionally, during fiscal 2000, the Company incurred costs of $3.7 million relating to the write-off and abandonment of inventories that were considered obsolete and duplicative and $2.2 million relating to the write-off of certain capitalized software that became obsolete due to the existence of duplicative technology as a result of the Loronix and Syborg mergers. Gross margin increased to approximately 46.7% in fiscal 2001 from approximately 42.3% in fiscal 2000.

     Research and Development Expenses, net. Research and development expenses, net, for fiscal 2001 increased by approximately $0.9 million, or 7%, compared to fiscal 2000. This net increase was attributable to a decrease in government reimbursements of $1.7 million offset by a decrease in research and development expenses of $0.8 million.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2001 decreased by approximately $2.2 million, or 5%, compared to fiscal 2000. This decrease was attributable to lower agent commissions of $1.1 million and bad debt expense of $2.7 million offset by increases in other expenses of $1.6 million. Selling, general and administrative expenses as a percentage of sales increased to 35% for fiscal 2001 from 34% for fiscal 2000.

     Acquisition Expenses. In connection with the acquisitions of Loronix and Syborg in fiscal 2000, the Company charged $3.5 million of merger related expenses to operations. These expenses are primarily related to professional fees to lawyers, investment bankers and accountants, as well as other direct costs in connection with the mergers, such as printing costs and filing fees.

     Workforce Reduction, Restructuring and Impairment Charges. In connection with the acquisitions of Loronix and Syborg in fiscal 2000, the Company charged $1.5 million of restructuring and impairment related charges to operations for the write-off of certain demonstration, laboratory and production equipment that was abandoned as a result of the mergers.

     During fiscal 2001, the Company recorded a charge to operations of $2.8 million for workforce reduction costs and for costs to consolidate its offices in the United Kingdom. These charges were necessary as a result of the difficult economic and capital spending environment and were designed to improve Verint's cost structure by reducing its workforce in the United States, Israel, and Germany by approximately 65, 45, and 35 employees, respectively. The workforce reduction and consolidation of Verint's United Kingdom offices provided cost savings of approximately $4.0 million in fiscal 2001.

     Interest and Other Income (Expense), net. Net interest and other expense for fiscal 2001 increased by approximately $0.1 million as compared to fiscal 2000. This increase was attributable to decreased interest income of $0.6 million and increased net foreign currency losses of $0.2 million, offset by decreased interest expense of $0.7 million. The decrease in interest income and expense is due to the decrease in interest rates that occurred during fiscal 2001.

     Income Tax Provision. During fiscal 2001, the income tax provision increased by approximately $1.1 million compared to fiscal 2000. This increase was attributable to an increase in pre-tax income in certain foreign tax jurisdictions after giving effect to available net operating loss carryforwards.

     Net Loss. Net loss decreased by approximately $3.9 million, or 46%, for fiscal 2001 compared to fiscal 2000, and as a percentage of sales it decreased to approximately 3.5% for fiscal 2001 from approximately 6.0% for fiscal 2000. This decrease was attributable to the factors described above.


Geographic Information

     Summarized financial information for Verint's reportable geographic segments is presented in the following table. Sales in each geographic segment represents sales originating from that segment.


                                                                                                  Reconciling      Consolidated
                                 United States      Israel      United Kingdom       Other           Items            Totals
                                 -------------   ------------   --------------     ----------     ------------     -------------

Year Ended January 31, 2001                                               (In thousands)
---------------------------
Sales.........................    $   77,777       $   53,246     $   20,503       $    9,662     $  (19,511)      $  141,677
Costs and expenses............       (84,679)         (54,045)       (20,994)          (9,115)        19,591         (149,242)
                                  ----------       ----------     ----------       ----------     ----------       ----------
Operating income (loss).......    $   (6,902)      $     (799)    $     (491)      $      547     $       80       $   (7,565)
                                  ==========       ==========     ==========       ==========     ==========       ==========
Year Ended January 31, 2002
---------------------------
Sales.........................    $   65,731       $   62,712     $   18,848       $    6,023     $  (22,079)      $  131,235
Costs and expenses............       (70,290)         (58,813)       (19,349)          (7,882)        22,566         (133,768)
                                  ----------       ----------     ----------       ----------     ----------       ----------
Operating income (loss).......    $   (4,559)      $    3,899     $     (501)      $   (1,859)    $      487       $   (2,533)
                                  ==========       ==========     ==========       ==========     ==========       ==========
Year Ended January 31, 2003
---------------------------
Sales.........................    $   85,817       $   62,622     $   22,897       $   11,616     $  (25,177)      $  157,775
Costs and expenses............       (80,847)         (57,477)       (21,624)         (12,881)        25,105         (147,724)
                                  ----------       ----------     ----------       ----------     ----------       ----------
Operating income (loss).......    $    4,970       $    5,145     $    1,273       $   (1,265)    $      (72)      $   10,051
                                  ==========       ==========     ==========       ==========     ==========       ==========


Year Ended January 31, 2003 Compared to Year Ended January 31, 2002

     Sales for fiscal 2002 increased in all geographic segments, except Israel, as compared to fiscal 2001 due to an overall increase in sales volume of products and services. Sales originating from the United States and the United Kingdom increased by $20.1 million or 31% and by $4.0 million, or 21%, respectively, in fiscal 2002 as compared with fiscal 2001. Costs and expenses in the United States and the United Kingdom increased by $10.6 million or 15% and by $2.3 million or 12% respectively. The higher increase in sales accompanied by lower increase in cost and expenses created an operating profit for fiscal 2002 as compared with an operating loss in fiscal 2001, in those geographies.

Year Ended January 31, 2002 Compared to Year Ended January 31, 2001

     Sales for fiscal 2001 decreased in all geographic segments except Israel compared to fiscal 2000 due to decreased product sales volumes. Sales originating from Israel increased by approximately $9.5 million due to an increase in product sales to international markets excluding the United States and the United Kingdom. Operating costs and expenses in Israel increased by $4.8 million due to the increase in cost of sales and other expenses supporting the increased sales. Operating costs and expenses in the United States decreased approximately $14.4 million due to the one-time merger, restructuring and impairment charges and inventory write-off and abandonment of approximately $6.0 million incurred during fiscal 2000 and due to a decrease in operating expenses which resulted from the decrease in sales. Operating costs and expenses in the United Kingdom decreased by $1.6 million due to the decrease in sales.

Liquidity and Capital Resources

     As of January 31, 2003, the Company had cash and cash equivalents of approximately $133.9 million and working capital of approximately $69.3 million.

     Operating activities for fiscal 2000, 2001 and 2002, after adding back non-cash items, provided cash of approximately $8.8 million, $2.3 million, and $19.6 million, respectively. For fiscal 2000, cash used by other changes in assets and liabilities of $0.2 million primarily consisted of an increase in accounts receivable of $6.4 million, an increase in prepaid expenses and other current assets of $3.9 million and a decrease in due to/from related parties of $2.9 million, partially offset by an increase in accounts payable and accrued liabilities of $5.6 million and an increase in advance payments from customers of $6.9 million. For fiscal 2001, cash provided from other changes in assets and liabilities of $7.5 million primarily consisted of an increase in accounts payable and accrued liabilities of $3.6 million, a decrease in accounts receivable of $2.0 million, a decrease in inventories of $3.5 million, and a decrease in prepaid expenses and other current assets of $2.8 million, partially offset by a change in due to/from related parties of $3.6 million. For fiscal 2002, cash provided from other changes in assets and liabilities of $16.7 million primarily consisted of an increase in advances from customers of $5.0 million, an increase in accounts payable and accrued liabilities of $4.7 million, a decrease in accounts receivable of $3.2 million and a change in due to/from related parties of $2.4 million.

     Investing activities for fiscal 2000, 2001 and 2002 used cash of approximately $10.6 million, $8.5 million and $19.3 million, respectively. These amounts primarily include additions to property and equipment in fiscal 2000, 2001 and 2002 of approximately $6.3 million, $4.3 million and $ 4.9 million, respectively, capitalization of software development costs of approximately $4.3 million, $4.1 million and $4.8 million, respectively, and cash paid for business combination of approximately $0 million, $0 million and $9.7 million, respectively.

     Financing activities for fiscal 2000, 2001 and 2002 provided cash of approximately $9.4 million, $5.2 million and $67.1 million, respectively. For fiscal 2000, 2001, and 2002 proceeds from the issuances of common stock provided $0.9 million, $0.3 million and $67.2 million cash, respectively. For fiscal 2002 net cash provided from issuances of common stock is mainly attributable to the completion of the Company's initial public offering which generated net cash of $65.4 million. Net proceeds (repayments) from bank loans and related party loans provided (used) cash of $8.6 million, $4.9 million and $(0.1) million, respectively.

     In January 2002, the Company obtained a $42 million bank loan. This loan matured in February 2003 and bore interest at LIBOR plus 0.55%. The proceeds of this loan were used to repay amounts owed to Comverse Technology. The loan was guaranteed by Comverse Technology and was repaid on February 28, 2003.

     The Company has obtained bank guaranties primarily to secure its performance of certain obligations under contracts with customers. These guaranties, which aggregated $5.9 million at January 31, 2003, are to be released by Verint's performance of specified contract milestones, which are scheduled to be completed in the next year.

     The following table sets forth Verint's contractual obligations and commercial commitments as of January 31, 2003:

                                                             Year Ending January 31,
                                                     ----------------------------------------
Contractual Obligations                                                                           There
-----------------------                        Total     2004    2005    2006   2007    2008      after
                                               -----     ----    ----    ----   ----    ----      -----

                                                                   (in thousands)
                                                                   --------------

Long-term debt..............................$ 43,877  $42,199  $  200  $  202  $ 203   $ 205    $   868
Rent and other operating lease obligations..   7,933    3,290   1,933   1,422    644     644          -
                                            --------  -------  ------  ------  -----   -----    -------

Total.......................................$ 51,810  $45,489  $2,133  $1,624  $ 847   $ 849    $   868
                                            ========  =======  ======  ======  =====   =====    =======



     On February 1, 2002, Verint's wholly-owned subsidiary, Loronix, acquired the digital video recording business of Lanex, LLC. The Lanex business provides digital video recording solutions for security and surveillance applications primarily to North American banks. The purchase price consisted of $9.5 million in cash and a $2.2 million convertible note issued by Verint to Lanex. The note is non-interest bearing and matures on February 1, 2004. The holder of the note may elect to convert the note, in whole or in part, into shares of Verint's common stock at a conversion price of $16.06 per share at any time on or after the completion of Verint's initial public offering. The note is guaranteed by Comverse Technology.

     The Company believes that its current cash balances and potential cash flow from operations, will be sufficient to meet the anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. Thereafter, if current sources are not sufficient to meet Verint's needs, the Company may seek additional debt or equity financing. The Company does not expect to depend on Comverse Technology for its financing needs for the foreseeable future, nor is Comverse Techology required to provide any financing. In addition, although there is no present understanding, commitment or agreement with respect to any acquisition of other businesses, products, or technologies, the Company may in the future consider such transactions, which may require additional debt or equity financing and could result in a decrease of its working capital. There can be no assurance that such additional financing would be available on acceptable terms, if at all.

Effect of New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather will be reviewed for impairment on a periodic basis. The provisions of SFAS No. 142 were required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial statements.

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes certain provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishments of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The remainder of the statement is generally effective for transactions occurring after May 15, 2002 with earlier application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF Issue No. 94-3. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date a company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and does not permit the use of the original SFAS No. 123 prospective method of transition in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent and improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. The Company has adopted the disclosure requirements of SFAS No. 148 for the year ended January 31, 2003. The Company will continue to account for stock-based employee compensation under APB Opinion No. 25 and its related interpretations.

     In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees and indebtedness of Others." The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guaranties that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurements provisions of the Interpretation are applicable on a prospective basis to guaranties issued or modified after December 31, 2002. The Company has made no material guaranties subject to the liability recognition and disclosure provisions of the Interpretation.

CERTAIN TRENDS AND UNCERTAINTIES

     The Company's primary business is providing analytic solutions for communications interception, digital video security and surveillance, and enterprise business intelligence. Heightened awareness surrounding homeland defense and security, both in the U.S. and globally, has increased the need for analytic solutions for communications interception and digital video security and surveillance solutions such as those provided by the Company. Recent legislative and regulatory actions have provided greater surveillance powers to law enforcement agencies, imposed strict requirements on communications service providers to facilitate interception of communications over public networks, and increased the security measures being implemented at public facilities such as airports. However, there is no assurance that these legislative and regulatory actions will result in increased demand for or purchasing of solutions such as Verint's or, if it does, that such solutions will be purchased from the Company. If demand for or purchasing of solutions such as Verint's does not increase as anticipated, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

     The market for the Company's enterprise business intelligence products has been adversely affected by the global economic slowdown and the decline in information technology spending, which has caused many companies to reduce or, in extreme cases, eliminate altogether, information technology spending. If the Company's customers do not increase their spending on information technology or if such spending declines, the Company's revenues from sales of its enterprise business intelligence products may decrease. The information technology spending of the Company's customers in the near term remains uncertain and the Company is uncertain whether it will be able to increase or maintain its revenues. Although the Company was profitable for fiscal 2002, the Company has incurred operating and net losses every other year since 1997. If sales do not increase as anticipated or if expenses increase at a greater pace than revenues, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

     It is difficult for the Company to forecast the timing of revenues from product sales because customers often need a significant amount of time to evaluate the Company's products before purchasing them and, in the case of governmental customers, sales are dependent on budgetary and other bureaucratic processes. The period between initial customer contact and a purchase by a customer may vary from three months to more than one year. During the evaluation period, customers may defer or scale down proposed orders of the Company's products for various reasons, including: (i) changes in budgets and purchasing priorities; (ii) reduced need to upgrade existing systems; (iii) customer deferrals in anticipation of enhancements or new products; (iv) introduction of products by competitors; and (v) lower prices offered by competitors.

     The Company derives a significant amount of its revenues from various government contracts worldwide. The Company expects that government contracts will continue to be a significant source of revenues for the foreseeable future. Business generated from government contracts may be adversely affected if: (i) the Company's reputation or relationship with government agencies is impaired;
(ii) the Company is suspended or otherwise prohibited from contracting with a domestic or foreign government or any significant law enforcement agency; (iii) levels of government expenditures and authorizations for law enforcement and security related programs decrease, remain constant or shift to programs in areas where the Company does not provide products and services; (iv) the Company is prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of laws or regulations, such as those related to procurement; (v) the Company is not granted security clearances that are required to sell products to domestic or foreign governments or such security clearances are revoked; or (vi) there is a change in government procurement procedures.

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

     The global market for analytical solutions for security and business applications is intensely competitive, both in the number and breadth of competing companies and products and the manner in which products are sold. For example, the Company often competes for customer contracts through a competitive bidding process that subjects it to risks associated with: (i) the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns; and (ii) the expenditure of substantial time, effort and money, including design, development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to the Company.

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

     The Company's subsidiary, Verint Technology Inc. ("Verint Technology"), which markets, sells and supports communications interception solutions to various U.S. government agencies, is required by the National Industrial Security Program to maintain facility security clearances and to be insulated from foreign ownership, control or influence. To comply with the National Industrial Security Program requirements, in January 1999 the Company, Verint Technology, the Company's parent corporation, Comverse Technology, and the Department of Defense entered into a proxy agreement with respect to the ownership and operations of Verint Technology, which was superceded in May 2001 to comply with the Department of Defense's most recent requirements. Under the proxy agreement, the Company, among other things, appointed three individuals who are U.S. citizens holding the requisite security clearances as holders of proxies to vote the Verint Technology stock. The proxy holders have the power to exercise all prerogatives of ownership of Verint Technology. These three individuals are responsible for the oversight of Verint Technology's security arrangements.

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

     As the communications industry continues to evolve, governments may increasingly regulate products that monitor and record voice, video and data transmissions over public communications networks, such as the Company's solutions. For example, when sold in the United States, products the Company sells to law enforcement agencies and which interface with a variety of wireline, wireless and Internet protocol networks must comply with the technical standards established by the Federal Communications Commission pursuant to the Communications Assistance for Law Enforcement Act and, when sold in Europe, must comply with those established by the European Telecommunications Standard Institute. The adoption of new laws governing the use of the Company's products or changes made to existing laws could cause a decline in the use of the Company's products and could result in increased expenses, particularly if the Company is required to modify or redesign products to accommodate these new or changing laws.

     The Company is required to obtain export licenses from the Israeli and German governments to export some of the products developed or manufactured in these countries. The Company cannot guaranty that it will be successful in obtaining or maintaining the licenses and other authorizations required to export products from applicable governmental authorities. The failure to receive or maintain any required export license or authorization would hinder the Company's ability to sell its products and could adversely affect its business, financial condition and results of operations.

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

     The Company's products are often used by customers to compile and analyze highly sensitive or confidential information and data. The Company may come into contact with such information or data when it performs support or maintenance functions for its customers. While the Company has internal policies, procedures and training for employees in connection with performing these functions, even the perception that an employee of the Company has improperly handled sensitive or confidential information and data of a customer could harm the Company's reputation and could inhibit market acceptance of the Company's products.

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

     Although the Company generally uses standard parts and components in its products, it does use some non-standard parts and equipment. The Company relies on non-affiliated suppliers for the supply of certain standard and non-standard components, and on manufacturers of assemblies that are incorporated in all of its products. The Company does not have long-term supply or manufacturing agreements with all of these suppliers or manufacturers. If these suppliers or manufacturers experience financial, operational, manufacturing capacity or quality assurance difficulties, or if there is any other disruption in these relationships, the Company will be required to locate alternative sources of supply. The inability to obtain sufficient quantities of these components, if and as required in the future entails the following risks: (i) delays in delivery or shortages in components could interrupt and delay manufacturing and result in cancellations of product orders; (ii) alternative suppliers could increase component prices significantly and with immediate effect; (iii) the Company may not be able to develop alternative sources for product components;
(iv) the Company may be required to modify products, which may cause delays in product shipments, increased manufacturing costs and increased product prices; and (v) the Company may be required to hold more inventory than it otherwise might in order to avoid problems from shortages or discontinuance.

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

     Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. While Israel has signed peace accords with both Egypt and Jordan, since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip, and more recently Israel has experienced terrorist incidents within its borders. During this period, negotiations between Israel and representatives of the Palestinian Authority have been sporadic and are currently suspended. The Company could be adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violence in Israel or the outbreak of violent conflicts involving Israel may impede the Company's ability to sell its products or otherwise adversely affect the Company. In addition, many of the Company's Israeli employees are required to perform annual compulsory military reserve duty in Israel and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect upon the Company's operations. These conditions could disrupt the Company's operations in Israel and could have a material adverse effect on the Company's business, results of operations, and financial condition.

     The Company receives conditional grants from the Government of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or OCS, for the financing of a portion of the Company's research and development expenditures in Israel. The terms of these conditional grants limit the Company's ability to manufacture products and prohibit it from transferring technologies outside of Israel if such products or technologies were developed using these grants. Even if the Company received approval to manufacture products developed using these conditional grants outside of Israel, it may be required to pay a significantly increased amount of royalties on an accelerated basis to the Government of Israel, depending on the manufacturing volume that is performed outside of Israel. This restriction may impair the Company's ability to outsource manufacturing or engage in similar arrangements for those products or technologies. In addition, if the Company fails to comply with any of the conditions imposed by the OCS, it may be required to refund any grants previously received together with interest and penalties, and it may be subject to criminal charges. In recent years, the Government of Israel has accelerated the rate of repayment of Chief Scientist grants and may further accelerate them in the future. Verint currently pays royalties, of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel for repayment of benefits received under this program. Such royalty payments by Verint are currently required to be made until the government has been reimbursed the amounts received by the Company plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amount at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained. Further, the Government of Israel has reduced the benefits available under these programs in recent years and these programs may be discontinued or curtailed in the future.The continued reduction in these benefits or the termination of the Company's eligibility to receive such benefits may adversely affect the Company's operating results.

     The Company's investment programs in manufacturing equipment and leasehold improvements at its facility in Israel has been granted approved enterprise status and is therefore eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments. The Government of Israel may reduce or eliminate the tax benefits available to approved enterprise programs such as the programs provided to the Company. The Company cannot guaranty that these tax benefits will be continued in the future at their current levels or at all. If these tax benefits are reduced, or eliminated, the amount of taxes that the Company pays in Israel will increase. In addition, if the Company fails to comply with any of the conditions and requirements of the investment programs, the tax benefits it has received may be rescinded and it may be required to refund the amounts it received as a result of the tax benefits, together with interest and penalties.

     Comverse Technology beneficially owns a majority of the Company's outstanding shares of common stock. Consequently, Comverse Technology effectively controls the outcome of all matters submitted for stockholder action, including the composition of the Company's board of directors and the approval of significant corporate transactions. Through its representation on the Company's board of directors, Comverse Technology has a controlling influence on the Company's management, direction and policies, including the ability to appoint and remove officers. As a result, Comverse Technology may cause the Company to take actions that may not be aligned with the Company's interests or those of its other stockholders. For example, Comverse Technology may prevent or delay any transaction involving a change in control of the Company's or in which the Company's stockholders might receive a premium over the prevailing market price for their shares.

     The Company receives insurance, legal and certain administrative services from Comverse Technology under a corporate service agreement. The Company's enterprise resource planning software is maintained and supported by Comverse, Ltd., a subsidiary of Comverse Technology, under an enterprise resource planning software sharing agreement. The Company also obtains personnel and facility services from Comverse, Inc. under a satellite services agreement. If these agreements are terminated, the Company may be required to obtain similar services from other entities or, alternatively, may be required to hire qualified personnel and incur other expenses to obtain these services. The Company may not be able to hire such personnel or to obtain comparable services at prices and on terms as favorable as it currently has under these agreements.

     The Company has entered into a business opportunity agreement with Comverse Technology that addresses potential conflicts of interest between the companies. This agreement allocates opportunities to pursue transactions or matters between the companies that, absent such allocation, could constitute corporate opportunities of both companies. As a result, the Company may lose valuable business opportunities. In general, the Company is precluded from pursuing opportunities offered to officers or employees of Comverse Technology who may also be the Company's directors, officers or employees, unless Comverse Technology fails to pursue these opportunities. In addition, six of the Company's twelve directors are officers and/or directors or employees of Comverse Technology, or otherwise affiliated with Comverse Technology. These directors have fiduciary duties to both companies and may have conflicts of interest on matters affecting both companies and, in some circumstances, may have interests adverse to the Company. The Company's Chairman, Mr. Kobi Alexander, is the Chairman of Comverse Technology. This position imposes significant demands on Mr. Alexander's time and presents potential conflicts of interest.

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

     Geopolitical, economic and military conditions could directly affect the Company's operations. The recent outbreak of severe acute respiratory syndrome ("SARS") has curtailed travel to and from certain countries. Continued or additional restrictions on travel to and from these and other regions on account of SARS could have a material adverse effect on our business, results of operations, and financial condition, which adversely could affect our stock price. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause disruptions to our business. To the extent that such disruptions result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

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

     The trading price of the Company's shares has been affected by the factors disclosed herein as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology-related industries, such as the Company, tend to exhibit a high degree of volatility. The announcement of financial results that fall short of the results anticipated by the public markets could have an immediate and significant negative effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period. These factors may contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects. The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in its industry generally, and the Company's business segments in particular, which may not have any direct relationship with the Company's business or prospects.


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial information required by Item 8 is included elsewhere in this report.

     See Part IV, Item 15.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     The information required by Part III is omitted pursuant to instruction G(3) in that the Company will file the Proxy statement no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated by reference into
Part III of this Annual Report on Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the captions "Election of Directors," "Relationships Among Directors or Executive Officers," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the captions "Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Compensation Committee Report on Executive Compensation," and "Stock Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the caption "Certain Relationships and Related Transactions."

ITEM 14. CONTROLS AND PROCEDURES

     (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     Within 90 days prior to the filing date of this annual report on Form 10-K, the Company has carried out an evaluation, under the supervision and the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

     (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                       Page(s)
         (a) Documents filed as part of this report.
             ---------------------------------------

             (1)  Financial Statements.
                  ---------------------

                  Index to Consolidated Financial Statements              F-1

                  Independent Auditors' Report  F-2

                  Consolidated Balance Sheets as of
                            January 31, 2002 and 2003                     F-3

                  Consolidated Statements of Operations
                            for the   Years Ended
                            January 31, 2001, 2002 and 2003               F-4

                  Consolidated Statements of Stockholders' Equity
                            for the   Years Ended
                            January 31, 2001, 2002 and 2003               F-5

                  Consolidated Statements of Cash Flows
                            for the Years Ended
                            January 31, 2001, 2002 and 2003               F-6

                  Notes to Consolidated Financial Statements              F-7

             (2) Financial Statement Schedules.
                 ------------------------------
                 None

             (3) Exhibits.
                 ---------
                 The Index of Exhibits commences on the following page.

                                    Exhibits


 Number                       Description

  3.1+          Amended and Restated Certificate of Incorporation of Verint
                Systems Inc.
  3.2+          Amended and Restated Bylaws of Verint Systems Inc.
  4.1+          Specimen Common Stock certificate
 10.1+          Corporate Services Agreement, dated as of January 31, 2002, between Comverse Technology and the Registrant 10.2+ Federal
                Income Tax Sharing Agreement, dated as of January 31, 2002, between Comverse Technology and the Registrant
 10.3+          Patent License Agreement, dated as of January 17, 2000, between
                Comverse Patent Holding and the Registrant 10.4+ Registration
                Rights Agreement, dated as of January 31, 2002, between Comverse
                Technology and the Registrant
 10.5+          Contribution Agreement, dated as of February 1, 2001, between
                Comverse Technology and the Registrant 10.6+ Enterprise Resource
                Planning Software Sharing Agreement, dated as of January 31,
                2002, between Comverse Ltd. and the Registrant
 10.7+          Satellite Services Agreement, dated as of January 31, 2002, between Comverse, Inc. and the Registrant
 10.8+          Proxy  Agreement,  dated as of May 21, 2001, between Comverse
                Technology, the Registrant and the United Stated Department of
                Defense
  10.9          Verint Systems Inc. Stock Incentive Compensation Plan (as
                amended through December 12, 2002)
10.10+          Stock Purchase Agreement, dated as of January 31, 2002, between
                Comverse, Inc. and the Registrant
10.11+          Distribution  Agreement,  dated as of July 1, 2001 between
                Comverse Infosys (Singapore) PTE LTD and the Registrant
10.12+          Business Opportunities Agreement dated as of March  19, 2002, between Comverse Technology and the Registrant
10.13+          Form of an Indemnification Agreement
10.14+          Verint Systems Inc. 2002 Employee Stock Purchase Plan
 21.1+          Subsidiaries of the Registrant
  23.1          Consent of Deloitte & Touche LLP, Independent Auditors
  24.1          Powers of Attorney (see signature page to this report)

+ = Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-82300) which became effective on May 16, 2002.

          (b)  Reports on Form 8-K.

          On December 13, 2002, the Company filed a Form 8-K, Item 9 that was accompanied by certifications by each of the principal executive officer, Dan Bodner, and principal financial officer, Igal Nissim, pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VERINT SYSTEMS INC.
                              (Registrant)


April 30, 2003                By:/S/ Dan Bodner
                                 ---------------------------------------
                                     Dan Bodner, Chief Executive Officer


KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dan Bodner and Igal Nissim and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ Dan Bodner                                            April 30, 2003
----------------------------------------------------
Dan Bodner, Chief Executive Officer
and President; Director
(Principal Executive Officer)


/S/ Igal Nissim                                           April 30, 2003
----------------------------------------------------
Igal Nissim, Chief Financial Officer;
Director
(Principal Financial and Accounting Officer)


/S/ Kobi Alexander                                        April 30, 2003
----------------------------------------------------
Kobi Alexander, Chairman of the Board
of Directors; Director


/S/ Paul Baker                                            April 30, 2003
----------------------------------------------------
Paul Baker, Director


/S/ Victor A. De Marines                                  April 30, 2003
----------------------------------------------------
Victor A. De Marines, Director



/S/ David Kreinberg                                       April 30, 2003
----------------------------------------------------
David Kreinberg, Director

/S/ David Ledwell                                         April 30, 2003
----------------------------------------------------
David Ledwell, Director


/S/ Kenneth A. Minihan                                    April 30, 2003
----------------------------------------------------
Kenneth A. Minihan, Director


/S/ Harris Oliner                                         April 30, 2003
----------------------------------------------------
Harris Oliner, Director


/S/ Paul Robinson                                         April 30, 2003
----------------------------------------------------
Paul Robinson, Director


/S/ Howard Safir                                          April 30, 2003
----------------------------------------------------
Howard Safir, Director


/S/ William F. Sorin                                      April 30, 2003
----------------------------------------------------
William F. Sorin, Director

                                 CERTIFICATIONS
                                 --------------

I, Dan Bodner, the Chief Executive Officer of Verint Systems Inc., certify that:

1.   I have reviewed this Annual Report on Form 10-K of Verint Systems Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Company has:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003                            /s/Dan Bodner
                                                -------------
                                                Name:  Dan Bodner
                                                Title: Chief Executive Officer

I, Igal Nissim, the Chief Financial Officer of Verint Systems Inc., certify that:

1.   I have reviewed this Annual Report on Form 10-K of Verint Systems Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Company has:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: April 30, 2003                           /s/Igal Nissim
                                               --------------
                                               Name:   Igal Nissim
                                               Title:  Chief Financial Officer

                      VERINT SYSTEMS INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                                                                    Page
Independent Auditors' Report of Deloitte & Touche LLP.............................................................  F-2
Consolidated Balance Sheets as of January 31, 2002 and 2003.......................................................  F-3
Consolidated Statements of Operations for the Years Ended January 31, 2001, 2002 and 2003.........................  F-4
Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 2001, 2002 and 2003...............  F-5
Consolidated Statements of Cash Flows for the Years Ended January 31, 2001, 2002 and 2003.........................  F-6
Notes to Consolidated Financial Statements........................................................................  F-7


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Verint Systems Inc.
Woodbury, New York

     We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the "Company") as of January 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Jericho, New York
March 10, 2003

                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 2002 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                2002                2003
ASSETS                                                                                      -------------      ---------------
Current Assets:
   Cash and cash equivalents............................................                    $      49,860       $     133,933
   Accounts receivable, net.............................................                           27,005              25,529
   Inventories..........................................................                            7,488               8,866
   Due from related parties.............................................                            3,813               1,763
   Prepaid expenses and other current assets............................                            4,987               4,066
                                                                                            -------------       -------------
      Total current assets..............................................                           93,153             174,157
   Property and equipment, net..........................................                           12,486              12,965
   Other assets.........................................................                           11,087              19,928
                                                                                            -------------       -------------
      Total assets......................................................                    $     116,726       $     207,050
                                                                                            =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses................................                    $      37,508       $      42,465
   Advance payments from customers......................................                           13,518              19,013
   Current maturities of long-term bank loans...........................                              167              42,199
   Due to related parties...............................................                              800               1,157
                                                                                            -------------       -------------
      Total current liabilities.........................................                           51,993             104,834
   Convertible note.....................................................                                -               2,200
   Long-term bank loans.................................................                           43,456               1,678
   Liability for severance pay..........................................                            1,265               1,173
   Other liabilities....................................................                            1,277                 999
                                                                                            -------------       -------------
      Total liabilities.................................................                           97,991             110,884
                                                                                            -------------       -------------
Commitments and Contingencies (Note 16)

Stockholders' Equity:
   Preferred stock; $0.001 par value - authorized
      2,500,000 shares; no shares issued and outstanding................                                -                   -
   Common stock, $0.001 par value - authorized
      120,000,000 shares; issued and outstanding,
      18,890,630, and 23,665,717 shares.................................                               19                  24
   Additional paid-in capital...........................................                           63,447             130,748
   Accumulated deficit..................................................                          (45,002)            (34,855)
   Cumulative translation adjustment....................................                              271                 249
                                                                                            -------------       -------------
      Total stockholders' equity........................................                           18,735              96,166
                                                                                            -------------       -------------
      Total liabilities and stockholders' equity........................                    $     116,726       $     207,050
                                                                                            =============       =============


                 See notes to consolidated financial statements.

                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED JANUARY 31, 2001, 2002 AND 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        2001                 2002                 2003
                                                                    ------------         ------------         ------------
  Sales:
    Product revenues.......................................         $    124,420         $    109,964         $    130,360
    Service revenues.......................................               17,257               21,271               27,415
                                                                    ------------         ------------         ------------
                                                                         141,677              131,235              157,775
                                                                    ------------         ------------         ------------

  Cost of sales:
    Product costs..........................................               66,622               51,557               56,484
    Service costs..........................................               15,171               18,350               21,569
                                                                    ------------         ------------         ------------
                                                                          81,793               69,907               78,053
                                                                    ------------         ------------         ------------
  Gross profit.............................................               59,884               61,328               79,722
  Operating expenses:
    Research and development, net..........................               14,249               15,184               17,357
    Selling, general and administrative....................               48,162               45,923               52,314
    Acquisition expenses...................................                3,510                    -                    -
    Workforce Reduction, Restructuring and impairment
       charges.............................................                1,528                2,754                    -
                                                                    ------------         ------------         ------------

    Income (loss) from operations..........................               (7,565)              (2,533)              10,051
    Interest income........................................                2,151                1,542                1,781
    Interest expense.......................................               (2,409)              (1,714)              (1,270)
    Other, net.............................................                 (239)                (392)               1,755
                                                                    ------------         ------------         ------------
    Income (loss) before income taxes......................               (8,062)              (3,097)              12,317
    Income tax provision...................................                  497                1,552                2,170
                                                                    ------------         ------------         ------------
    Net income (loss)......................................         $     (8,559)        $     (4,649)        $     10,147
                                                                    ============         ============         ============

  Earnings (loss) per share:
   Basic...................................................         $      (0.46)        $      (0.25)        $       0.46
                                                                    ============         ============         ============
   Diluted.................................................         $      (0.46)        $      (0.25)        $       0.43
                                                                    ============         ============         ============


                 See notes to consolidated financial statements.

                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED JANUARY 31, 2001, 2002 AND 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   Common Stock
                               -------------------- Additional              Cumulative       Total
                                Number of     Par    Paid-in   Accumulated Translation   Stockholders'
                                 Shares      Value   Capital     Deficit    Adjustment       Equity
                               ----------  -------  --------- -----------  -----------  ---------------
Balance, February 1, 2000..... 18,619,846  $    19  $  61,511 $   (30,577) $       (57) $        30,896

Comprehensive loss:
Net loss......................                                     (8,559)
Translation adjustment........                                                      94
Total comprehensive loss......                                                                   (8,465)
Change in year end of pooled
   Companies..................                                     (1,217)                       (1,217)
Issuance of subsidiaries' stock
 to third parties.............                            704                                       704
Exercise of stock options of
   subsidiary.................                            338                                       338
Exercise of stock options.....    117,714                 269                                       269
                               ----------  ------- ----------  ----------- -----------  ---------------
Balance, January 31, 2001      18,737,560       19     62,822     (40,353)          37           22,525

Comprehensive loss:
Net loss......................                                     (4,649)
Translation adjustment........                                                     234
Total comprehensive loss......                                                                   (4,415)
Exercise of stock options.....    153,070                 327                                       327
Sale of subsidiary shares to
 affiliate....................                            298                                       298
                               ----------   ------  ---------  ----------- -----------  ---------------
Balance, January 31, 2002..... 18,890,630       19     63,447     (45,002)         271           18,735

Comprehensive income:
Net income....................                                     10,147
Translation adjustment........                                                     (22)
Total comprehensive income....                                                                   10,125
Net proceeds from initial
 public offering..............  4,500,000        4     65,351                                    65,355
Exercise of stock options.....    275,087        1      1,891                                     1,892
Stock-based employee
 compensation cost............                             59                                        59
                               ----------   ------  ---------  ----------- -----------  ---------------
Balance, January 31, 2003..... 23,665,717   $   24  $ 130,748  $  (34,855) $       249  $        96,166
                               ==========   ======  =========  =========== ===========  ===============


                 See notes to consolidated financial statements.

                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JANUARY 31, 2001, 2002 AND 2003
                                 (IN THOUSANDS)

                                                                                     2001             2002              2003
                                                                                     ----             ----              ----
Cash flows from operating activities:
Net income (loss)......................................................       $     (8,559)     $     (4,649)    $     10,147
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization....................................              7,740             7,394            9,407
      Provision for doubtful accounts..................................              2,183              (468)              12
      Asset write-downs and impairments................................              7,399                 -                -
Changes in assets and liabilities:
      Accounts receivable..............................................             (6,413)            1,964            3,234
      Inventories......................................................                461             3,473             (203)
      Prepaid expenses and other current assets........................             (3,877)            2,809              963
      Accounts payable and accrued expenses............................              5,551             3,600            4,677
      Advance payments from customers..................................              6,888              (148)           5,044
      Liability for severance pay......................................                (43)              141              (92)
      Due to/from related parties......................................             (2,868)           (3,639)           2,407
      Other............................................................                 85              (652)             698
                                                                              ------------      ------------     ------------
Net cash provided by operating activities..............................              8,547             9,825           36,294
                                                                              ------------      ------------     ------------
Cash flows from investing activities:
Cash paid for business combination.....................................                  -                 -           (9,706)
Purchase of property and equipment.....................................             (6,332)           (4,330)          (4,855)
Capitalization of software development costs...........................             (4,252)           (4,146)          (4,767)
                                                                              ------------      ------------     ------------
Net cash used in investing activities..................................            (10,584)           (8,476)         (19,328)
                                                                              ------------      ------------     ------------

Cash flows from financing activities:
Net proceeds from issuance of common stock in connection with an initial
   public offering.....................................................                  -                 -           65,355
Proceeds from issuance of common stock in connection with exercise of
   stock options.......................................................                607               327            1,892
Proceeds from issuance of common stock of subsidiary...................                250                 -                -
Proceeds from long-term bank loan......................................                  -            42,000                -
Net proceeds (repayments) of other bank debt...........................              1,336              (115)            (140)
Proceeds from related party loans......................................              7,241                 -                -
Repayments of related party loans......................................                  -           (37,031)               -
                                                                              ------------      ------------     ------------
Net cash provided by financing activities..............................              9,434             5,181           67,107
                                                                              ------------      ------------     ------------

Net increase in cash and cash equivalents..............................              7,397             6,530           84,073
Cash and cash equivalents, beginning of year...........................             35,933            43,330           49,860
                                                                              ------------      ------------     ------------
Cash and cash equivalents, end of year.................................       $     43,330      $     49,860     $    133,933
                                                                              ============      ============     ============
Supplemental disclosures of cash flow information:
      Cash paid during the year for interest...........................       $         85      $      5,142     $      1,054
                                                                              ============      ============     ============
      Cash paid during the year for income taxes.......................       $        938      $        889     $      1,086
                                                                              ============      ============     ============

                 See notes to consolidated financial statements.

                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2002 AND 2003

1.   Organization and Business

     Verint Systems Inc. ("Verint" and, together with its subsidiaries, the "Company") was organized as a Delaware corporation on February 23, 1994 under the name "Interactive Information Systems Corporation." The Company is engaged in providing analytic software-based solutions for communications interception, digital video security and surveillance, and enterprise business intelligence.

     On January 30, 1996, the Company changed its name to "Comverse Information Systems Corporation." Effective January 31, 1999, Comverse Infomedia Systems Corp. merged with and into Comverse Information Systems Corporation, changed the name of the Company to Comverse Infosys, Inc. and amended its certificate of incorporation to increase its authorized common stock from 1,500 shares to 100,000,000 shares. On February 1, 2001, the Company amended its certificate of incorporation to increase its authorized stock from 100,000,000 shares to 300,000,000 shares. In February 2002, the name of the Company was changed to Verint Systems Inc.

     In February 2002, the Board of Directors of the Company approved the filing of a registration statement by the Company under the Securities Act of 1933 relating to an initial public offering of the Company's common stock.

     On April 19, 2002, the Board of Directors declared a reverse stock split of the Company's outstanding common stock at the rate of one share of common stock for each 5.11 shares of common stock outstanding. All references to per share amounts and number of shares in these financial statements have been adjusted to reflect this reverse stock split. In addition, the Company amended its certificate of incorporation to change its authorized common stock, $0.001 par value, from 300,000,000 to 120,000,000 and to authorize 2,500,000 shares of preferred stock, $0.001 par value.

     In May 2002, the Company completed an initial public offering of 4,500,000 shares of its common stock at a price of $16.00 per share. The net proceeds of the offering were approximately $65.4 million. The Company intends to use the net proceeds of this offering to finance the growth of its business, as working capital and for general corporate purposes and capital expenditures. In addition, the Company may also use a portion of the proceeds for acquisitions or other investments. In February 2003 the Company repaid a bank loan of $42 million dollars (see note 9).

2.   Summary of Significant Accounting Policies

     Basis of Presentation--The Company is a majority owned subsidiary of Comverse Technology, Inc. ("Comverse Technology"). Comverse Technology has provided certain corporate and administrative services to the Company and is expected to continue to provide such services for the foreseeable future. See note 13 to the consolidated financial statements. Management believes the consolidated financial statements include all the costs of doing business on a stand-alone basis. The Company believes that its current cash balances and potential cash flow from operations will be sufficient to meet the Company's anticipated working capital, capital expenditures and other activities for at least the next 12 months.

     Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over the operating and financing policies, are accounted for under the equity method.

     Cash and Cash Equivalents--The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Fair Value of Financial Instruments--The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Concentration of Credit Risk--Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash investments and accounts receivable. The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in bank time deposits and high credit ranking debt securities held to maturity. Accounts receivable are generally diversified due to the number of commercial and government entities comprising the Company's customer base and their dispersion across many geographical regions. As of January 31, 2002 and 2003, the Company's allowance for doubtful accounts was approximately $2,909,000 and $2,545,000 respectively. The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable. The carrying amounts of these financial instruments are reasonable estimates of their fair value.

     Inventories--Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

     Property and Equipment--Property and equipment are carried at cost less accumulated depreciation and amortization. The Company depreciates its property and equipment, other than buildings, transportation equipment, and leasehold improvements, on a straight-line basis over periods ranging from two to ten years. Buildings are depreciated over periods ranging from thirty to fifty years. Transportation equipment is depreciated over a period ranging from three to fifteen years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term. The cost of maintenance and repairs is charged to operations as incurred. Significant renewals and improvements are capitalized.

     Income Taxes--The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided against net deferred tax assets unless, in management's judgment, it is more likely than not that such deferred tax assets will be realized. For federal income tax purposes in the years ended January 31, 2001 and 2002 and for the period from February 1, 2002 until May 15, 2002, the Company's results were included in the Comverse Technology consolidated tax return, due to Comverse Technology retaining beneficial ownership of more than 80% of the total voting power and value of outstanding common stock of the Company. Income taxes were determined as if the Company was a separate taxpayer. Income taxes payable, have been charged to the related parties account in the period that the liability arose, if any.

     Upon completion of the Company's initial public offering on May 15, 2002, Comverse Technology's ownership was reduced below 80% of the voting power and value of the outstanding common stock. The Company will prepare its income tax return on a standalone basis for the period from May 16, 2002 through January 31, 2003. Subsequent to May 15, 2002, income taxes currently payable are charged to accounts payable and accrued expenses in the period the liability arose, if any.

     Revenue and Expense Recognition--Revenue is generally recognized at the time of shipment for sales of systems which do not require significant customization and collection of the resulting receivable is deemed probable by the Company. The Company's systems are generally a bundled hardware and software solution that is shipped together. Amounts received from customers pursuant to the terms specified in contracts but for which revenue has not been recognized are recorded as advance payments from customers. The Company generally has no obligations to customers after the date products are shipped, except for product warranties. The Company generally warranties its products for one year after sale. A provision for estimated warranty costs is recorded at the time of sale.

     Customers may also purchase separate maintenance contracts, which generally consist of bug-fixing and telephone access to Company technical personnel, but in certain circumstances may also include the right to receive unspecified product updates, upgrades and enhancements. Revenue from these maintenance contracts is recognized ratably over the contract period. Amounts received from customers in excess of revenues earned under maintenance contracts are recorded as advance payments from customers.

     Revenue from certain long-term contracts is recognized under the percentage-of-completion method on the basis of physical completion or using actual costs incurred relative to total expected costs under the contract. Revisions in estimates of costs and profits are reflected in the accounting period in which the facts that require the revision become known. At the time a loss on a contract is known, the entire amount of the estimated loss is accrued. Amounts received from customers in excess of revenues earned under the percentage-of-completion method are recorded as advance payments from customers. Related contract costs include all direct material and labor costs and those indirect costs related to contract performance, and are included in cost of sales in the consolidated statements of operations.

     Expenses incurred in connection with research and development activities, other than certain software development costs that are capitalized, and selling, general and administrative expenses are charged to operations as incurred.

     Cost of Sales--Product costs include the costs associated with manufacturing the Company's products. Service costs include the costs associated with the installation, warranty, and maintenance of the Company's products.

     Software Development Costs--Software development costs are capitalized upon the establishment of technological feasibility and are amortized on a straight-line basis over the estimated useful life of the software, which has been four years or less to date. Amortization begins in the period in which the related product is available for general release to customers. Amortization expenses amounted to $2,967,000, $2,892,000 and $3,721,000 for the years ended January 31, 2001, 2002 and 2003, respectively.

     The Company reviews software development costs for impairment at the end of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when the estimated net realizable value of the software is less than its carrying amount. The net realizable value is the estimated future gross revenue from the software reduced by the estimated future costs of completing and supporting the software.

     Functional Currency and Foreign Currency Transaction Gains and Losses--The United States dollar (the "dollar") is the functional currency of the major portion of the Company's foreign operations. Most of the Company's sales and materials purchased for manufacturing are denominated in or linked to the dollar. Certain operating costs, principally salaries, of foreign operations are denominated in local currencies. In those instances where a foreign subsidiary has a functional currency other than the dollar, the Company records any necessary foreign currency translation adjustment, reflected in stockholders' equity, at the end of each reporting period.

     Net gains (losses) from foreign currency transactions, included in the consolidated statements of operations, approximated $(541,000), $(741,000), and $2,505,000 for the years ended January 31, 2001, 2002 and 2003, respectively.

     The Company may occasionally enter into foreign exchange forward contracts and options on foreign currencies. The purpose of the Company's foreign currency-hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale of products to international customers will be adversely affected by changes in exchange rates. Any gain or loss on a foreign exchange contract which hedges a firm commitment is deferred until the underlying transaction is realized, at which time it is included in the consolidated statement of operations. The Company may also purchase foreign exchange options that permit, but do not require, the Company to exchange foreign currencies at a future date with another party at a contracted exchange rate. To finance premiums paid on such options, from time to time, the Company may also write offsetting options at exercise prices that limit, but do not eliminate, the effect of purchased options as a hedge. As of January 31, 2001, 2002 and 2003, the Company had no outstanding foreign exchange contracts.

     Long-Lived Assets--The Company reviews property, equipment, and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and proceeds from its eventual disposition are less than its carrying amount. Impairment is measured at fair value.

     Stock-Based Employee Compensation--The Company applies the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation. Accordingly, stock-based employee compensation cost is recognized only when employee stock options are granted with exercise prices below the fair market value at the date of grant. Any resulting stock-based employee compensation cost is recognized ratably over the associated service period, which is generally the option vesting period. During the year ended January 31, 2003, the Company recognized stock-based employee compensation cost in the consolidated statement of operations of $59,000 relating to certain employee stock options granted with exercise prices below the fair market value at the date of grant. As of January 31, 2003, 65,898 employee stock options were outstanding with exercise prices below the fair market value at the date of the grant. All other employee stock options have been granted at exercise prices equal to fair market value on the date of grant, and, accordingly, no compensation expenses has been recognized by the Company in the consolidated statement of operations.

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:


                                                                                               Year Ended January 31,
                                                                              -------------------------------------------------
                                                                                   2001               2002             2003
                                                                              ------------       ------------      ------------
                                                                                     (In thousands, except per share amounts)

Net income (loss) as reported..........................................       $     (8,559)      $     (4,649)     $     10,147
Less: Stock- based employee compensation cost determined under the fair
   value method, net of related tax effects ...........................             (1,760)            (2,962)           (4,192)
                                                                              ------------       ------------      ------------

Pro forma net income (loss)............................................       $    (10,319)      $     (7,611)     $      5,955
                                                                              ============       ============      ============

Net income (loss) per share:
      Basic - as reported..............................................       $      (0.46)      $      (0.25)     $       0.46
                                                                              ============       ============      ============
      Basic - pro forma................................................       $      (0.55)      $      (0.41)     $       0.27
                                                                              ============       ============      ============

      Diluted - as reported............................................       $      (0.46)      $      (0.25)     $       0.43
                                                                              ============       ============      ============
      Diluted - pro forma..............................................       $      (0.55)      $      (0.41)     $       0.25
                                                                              ============       ============      ============




     The fair value of these options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                                                                               Year Ended January 31,
                                                                                     ------------------------------------------
                                                                                      2001             2002               2003
                                                                                     -----            ------             ------
Risk free rate .......................................................               6.53%             4.66%              4.27%
Dividend yield .......................................................                  0%                0%                 0%
Volatility............................................................               73.5%             79.2%              77.7%
Expected option life..................................................             5 years           5 years            5 years



     The weighted-average fair value of options granted for the years ended January 31, 2001, 2002 and 2003 is estimated at $5.72, $5.77 and $12.69 per share, respectively.

     Pervasiveness of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications--Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

     Effect of New Accounting Pronouncements--In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather will be reviewed for impairment on a periodic basis. The provisions of SFAS No. 142 were required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 did not have a material effect on the Company's consolidated financial statements.

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes certain provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The remainder of the statement is generally effective for transactions occurring after May 15, 2002 with earlier application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF Issue No. 94-3. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date a company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and does not permit the use of the original SFAS No. 123 prospective method of transition in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent and improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. The Company has adopted the disclosure requirements of SFAS No. 148 for the year ended January 31, 2003. The Company will continue to account for stock-based employee compensation under APB Opinion No. 25 and its related interpretations.

     In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees and indebtedness of Others." The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guaranties that it has issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurements provisions of the interpretation are applicable on a prospective basis to guaranties issued or modified after December 31, 2002. The Company has made no material guaranties subject to the liability recognition and disclosure provisions of the interpretation.

3.   Research and Development

     A significant portion of the Company's research and development operations are located in Israel where the Company derives substantial benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. The Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the OCS reimburses a portion of the Company's research and development expenditures under approved project budgets. The Company is currently involved in several ongoing research and development projects supported by the OCS. The Company accrues royalties to the OCS for the sale of products incorporating technology developed in these projects up to the amount of such funding, plus interest in certain circumstances. In addition, under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval. The amounts reimbursed by the OCS for the years ended January 31, 2001, 2002 and 2003 were $7,499,000, $5,802,000, and $5,221,000, respectively.

4.   Inventories

     Inventories consist of:

                                                                                                         January 31,
                                                                                                -----------------------------
                                                                                                      2002             2003
                                                                                                --------------   ------------
                                                                                                         (In thousands)
         Raw materials...............................................................            $       3,640      $   5,337
         Work in process.............................................................                    1,249          1,405
         Finished goods..............................................................                    2,599          2,124
                                                                                                 -------------      ---------
                                                                                                 $       7,488      $   8,866
                                                                                                 =============      =========

5.   Property and Equipment

     Property and equipment consist of:

                                                                                                          January 31,
                                                                                                 -----------------------------
                                                                                                       2002           2003
                                                                                                 -------------     -----------
                                                                                                          (In thousands)

         Fixtures and equipment......................................................            $      20,352      $   23,454
         Land........................................................................                      458             515
         Building and building improvements..........................................                    3,891           4,590
         Software....................................................................                    1,828           2,603
         Transportation vehicles.....................................................                      912             824
         Leasehold improvements......................................................                      581           1,009
                                                                                                 -------------      ----------
                                                                                                        28,022          32,995
         Less accumulated depreciation and amortization                                                 15,536          20,030
                                                                                                 -------------      ----------
                                                                                                 $      12,486      $   12,965
                                                                                                 =============      ==========


6.   Other Assets

     Other assets consist of:


                                                                                                         January 31,
                                                                                                -----------------------------
                                                                                                    2002              2003
                                                                                                --------------    -----------
                                                                                                         (In thousands)

         Software development costs..............................................               $       25,203     $   29,856
         Accumulated amortization................................................                      (15,748)       (19,355)
                                                                                                --------------     ----------
         Software development costs, net.........................................                        9,455         10,501
         Goodwill................................................................                            -          7,711
         Other assets............................................................                        1,632          1,716
                                                                                                --------------     ----------
                                                                                                $       11,087     $   19,928
                                                                                                ==============     ==========

7.         Business Combinations

     On February 1, 2002, the Company acquired the digital video recording business of Lanex LLC. The Lanex business provides digital video recording solutions for security and surveillance applications. The purchase price consisted of $9,510,000 in cash and a $2,200,000 convertible note issued by the Company. The note is non-interest bearing and matures on February 1, 2004. The holders of the note may elect to convert the note, in whole or in part, into shares of the Company's common stock at a conversion price of $16.06 per share. The note is guaranteed by Comverse Technology. In connection with this acquisition, the Company incurred transaction costs, consisting primarily of professional fees amounting to approximately $196,000.

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


     The following is a summary of the allocation of the purchase price for this acquisition:


                                                           (In thousands)

                 Purchase price.......................        $11,710
                 Acquisition costs....................            196
                                                              -------
                     Total purchase price.............        $11,906
                                                              =======

                 Fair value of net assets acquired....        $ 2,810
                 Identifiable intangible assets.......          1,385
                 Goodwill.............................          7,711
                                                              -------
                    Total purchase price..............        $11,906
                                                              =======

                 Purchase price paid in cash..........        $ 9,706
                 Convertible note.....................          2,200
                                                              -------
                     Total purchase price.............        $11,906
                                                              =======

     The summary unaudited pro forma condensed consolidated results of operations, assuming the acquisition had occurred on February 1, 2001 would have reflected consolidated revenues of approximately $140,953,000, net loss of approximately $3,112,000 and net loss per share of $0.17 for the year ended January 31, 2002. These pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented.

     In July 2000, the Company's parent, Comverse Technology, acquired all of the outstanding stock of Loronix Information Systems, Inc. ("Loronix"), a company that develops software-based digital video recording and management systems, for 1,994,806 shares of Comverse Technology's common stock and the assumption of options to purchase the equivalent of 370,101 shares of the Comverse Technology common stock. The business combination was accounted for as a pooling of interests. For the six months ended June 30, 2000, Loronix had sales of approximately $18,104,000 and a net loss, including merger related expenses, of approximately $2,249,000.

     In July 2000, Comverse Technology acquired all of the outstanding stock of Syborg Informationsysteme GmbH, ("Syborg") a company that develops software-based digital voice and Internet recording systems, for 201,251 shares of Comverse Technology common stock. The business combination was accounted for as a pooling of interests. For the six months ended June 30, 2000, Syborg had sales of approximately $2,561,000 and a net loss, including merger related expenses, of approximately $425,000.

     In February 2001, the Company issued 6,759,277 shares of its common stock to Comverse Technology in exchange for Comverse Technology's ownership interest in Loronix and Syborg. These shares are reflected in the consolidated financial statements as if they were outstanding as of the earliest period presented which is consistent with the pooling of interests method of accounting.

     Loronix's net loss for the period from July 1, 2000 through July 31, 2000 of approximately $715,000 has been excluded from the Company's consolidated statement of operations for the year ended January 31, 2001 as a result of conforming fiscal years and has been included as an adjustment to accumulated deficit. Syborg's net loss for the period from July 1, 2000 through July 31, 2000 of approximately $502,000 has been excluded from the Company's consolidated statement of operations for the year ended January 31, 2001 as a result of conforming fiscal years and has been included as an adjustment to accumulated deficit. Loronix's and Syborg's sales for the period from July 1, 2000 through July 31, 2000 were $1,568,000 and $139,000, respectively.

     In connection with the mergers in the year ended January 31, 2001, the Company incurred merger related costs of $3,510,000 consisting of professional fees to lawyers, investment bankers and accountants, as well as other merger costs, such as printing costs and filing fees. The Company also incurred $1,528,000 of impairment charges in the year ended January 31, 2001 for the write-off of certain demonstration, laboratory and production equipment that was abandoned as a result of the mergers. In addition, the Company has charged approximately $5,871,000 to cost of sales in the year ended January 31, 2001. These charges consisted of: (i) $3,685,000 relating to the write-off and abandonment of inventories that were considered obsolete and duplicative as a result of the mergers; and (ii) $2,186,000 for the write-off of certain capitalized software, which became obsolete due to the existence of duplicative technology as a result of the mergers.

8.   Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of:



                                                                                                         January 31,
                                                                                                -------------------------------
                                                                                                     2002             2003
                                                                                                --------------   --------------
                                                                                                         (In thousands)

         Accounts payable.................................................................      $       14,593    $      17,051
         Accrued salaries.................................................................               6,283            5,892
         Accrued royalties................................................................               3,862            6,429
         Accrued vacation.................................................................               3,018            3,463
         Accrued warranty costs...........................................................               1,111            1,210
         Other accrued expenses...........................................................               8,641            8,420
                                                                                                --------------    -------------

                                                                                                $       37,508    $      42,465
                                                                                                ==============    =============

     In April 2001, the Company announced a plan to reduce its workforce and recorded a charge of $1,164,000. In December 2001, the Company announced a plan to further reduce its workforce and consolidate its offices in the United Kingdom and recorded a charge of $1,590,000. These charges totaling $2,754,000 for the year ended January 31, 2002, were charged to expense and are included in the caption restructuring and impairment charges in the consolidated statement of operations. These reductions were necessary as a result of the difficult economic and capital spending environment and were designed to improve the Company's cost structure and to increase its profitability. These plans included reducing the workforce in the United States, Israel and Germany by 65, 45 and 35 employees, respectively. These workforce reductions included employees within all departments of the Company. As of January 31, 2002, substantially all of the employees identified in the plan have been terminated in accordance with the terms of the plan.

     In December 2001, the Company notified the landlord of its United Kingdom office of its intention to terminate the Company's lease. The Company recorded a charge for the remaining lease payments from the vacancy date through the expiration date of the lease. The Company vacated the facility in March 2002.

     As of January 31, 2003 the Company had accrued liabilities of approximately $ 215,000 related to the workforce reduction and facilities consolidation costs. The changes in the accrued liabilities for the workforce reduction and facilities consolidation costs starting from January 31, 2001 are as follows:


                           Accrual                                             Accrual                             Accrual
                         Balance at                                           Balance at                          Balance at
                         January 31,                           Cash          January 31,           Cash          January 31,
                            2001            Provision        Payments            2002            Payments            2003
                            -----           ---------        --------            ----            --------            ----
                                                                   (In thousands)
Severance and related   $            -     $      2397      $     1,710        $      687        $      661       $         26
Facilities                           -             357                -               357               168                189
                        --------------     -----------      -----------        ----------        ----------       ------------
Total                   $            -     $     2,754      $     1,710        $    1,044        $      829       $        215
                        ==============     ===========      ===========        ==========        ==========       ============



     Severance and related costs consist primarily of severance payments to terminated employees and fringe related costs associated with severance payments, other termination costs and legal and consulting costs. The balance of the severance and related costs is expected to be paid by April 30, 2003.

     Facilities and related costs consist primarily of contractually obligated lease liabilities and operating expenses related to facilities vacated in the United Kingdom as a result of the facility consolidation. The balance of the facilities and related costs is expected to be paid by October 31, 2003.

9.   Long-term bank loans

     Bank loans consist of the following:

                                                                                                           January 31,
                                                                                                 ----------------------------------
                                                                                                     2002                 2003
                                                                                                 -------------         ------------
                                                                                                          (In thousands)
         Long-term bank loan...............................................                      $      42,000         $     42,000
         Other bank debt...................................................                              1,623                1,877
                                                                                                 -------------         ------------
                                                                                                        43,623               43,877
         Less:  current maturities.........................................                                167               42,199
                                                                                                 -------------         ------------
         Long-term bank loans..............................................                      $      43,456         $      1,678
                                                                                                 =============         ============


     In January 2002, the Company took a long-term bank loan in the amount of $42 million. This loan matured in February 2003 and bore interest at LIBOR plus 0.55% . The proceeds of this loan were used to repay amounts owed to Comverse Technology. The loan was guaranteed by Comverse Technology and was repaid on February 28, 2003.

     Other bank debt is secured by certain land and buildings. Restricted cash balance that was required to be maintained at these banks in the amount of $679,000 and $0 as of January 31, 2002, and 2003, respectively, was included in the caption of other assets on the consolidated balance sheets.

     Maturities of long-term bank loans are as follows:

            Year Ending January 31,                     Amount
-------------------------------------------      -----------------
                                                    (In thousands)
2004.......................................      $          42,199
2005.......................................                    200
2006.......................................                    202
2007.......................................                    203
2008.......................................                    205
2009 and thereafter........................                    868
                                                 -----------------

                                                 $          43,877
                                                 =================
10.  Liability for Severance Pay


     Liability for severance pay consists of the Company's unfunded liability for severance pay to employees of certain foreign subsidiaries.

     Under Israeli law, the Company is obligated to make severance payments to employees of its Israeli subsidiary on the basis of each individual's current salary and length of employment. These liabilities are currently provided primarily by premiums paid by the Company to insurance providers.

11.  Stock Options

     Employee Stock Options--As of January 31, 2003, 2,853,671 shares of common stock were reserved for issuance upon the exercise of stock options then outstanding and 1,598,990 shares were available for future grant under the Company's Stock Option Plan, under which options may be granted to key employees, directors, and other persons rendering services to the Company. Options which are designated, as "incentive stock options" under the option plan may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as "incentive stock options" may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plan in the event of stock dividends, recapitalizations and similar transactions. The right to exercise options generally vests in increments over periods of up to four years from the date of grant or the date of commencement of the grantee's employment with the Company, up to a maximum term of ten years for all options granted.

     The changes in the number of options were as follows:

                                                                                     Year Ended January 31,
                                                                         --------------------------------------------------
                                                                            2001                2002                2003
                                                                         ----------          -----------         ----------

         Outstanding at beginning of period..................             1,980,586           2,322,888           2,788,776
         Granted during the period...........................               704,892             873,209             581,249
         Exercised during the period.........................              (117,714)           (153,070)           (275,087)
         Cancelled, terminated and expired...................              (244,876)           (254,251)           (241,267)
                                                                          ---------           ---------           ---------

         Outstanding at end of period........................             2,322,888           2,788,776           2,853,671
                                                                          =========           =========           =========



     At January 31, 2003, options to purchase an aggregate of 1,341,497 shares were vested and currently exercisable under the option plan and options to purchase an additional 1,512,174 shares, vest at various dates extending through the year 2006.

     Weighted average option exercise price information was as follows:

                                                                                           Year Ended January 31,
                                                                            ----------------------------------------------
                                                                             2001                 2002                2003
                                                                             ----                 ----                ----
         Outstanding at beginning of period..................               $5.37                $6.44              $ 7.26
         Granted during the period...........................               $8.84                $8.69              $15.05
         Exercised during the period.........................               $2.30                $2.10              $ 6.88
         Canceled, terminated and expired....................               $6.54                $8.02              $ 8.78
         Outstanding at end of period........................               $6.44                $7.26              $ 8.75
         Exercisable at end of period........................               $4.70                $6.08              $ 6.60

     Significant option groups outstanding at January 31, 2003 and related weighted average exercise price and life information were as follows:


                                                                Weighted Average
                                                                   Remaining
                       Exercise Price     Number Outstanding    Contractual Life    Number Exercisable
                      ----------------- ----------------------  ----------------    ------------------
                        $  0.56                     104,990             3.30                104,990
                        $  2.56                      16,619             1.20                 16,619
                        $  5.88                     943,244             5.80                772,807
                        $  6.90                     401,274             6.70                198,344
                        $  8.69                     698,991             8.10                160,043
                        $  8.86                      59,050             9.20                      -
                        $ 12.01                       4,108             5.60                  2,058
                        $ 14.90                      84,948             9.80                  3,800
                        $ 15.33                     107,178             7.00                 51,300
                        $ 16.00                     414,483             9.20                 12,750
                        $ 17.02                       9,002             3.90                  9,002
                        $ 23.00                       9,784             4.90                  9,784
                                        ----------------------  ------------------  -------------------
                                                  2,853,671             7.20              1,341,497
                                        ======================  ==================  ===================

12.  Earnings (Loss) Per Share (EPS)

     Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share further assumes the issuance of common shares for all potentially dilutive issuances of stock. The calculation for earnings (loss) per share for the years ended January 31, 2001, 2002 and 2003 is as follows:


                            Year ended January 31, 2001      Year ended January 31, 2002           Year ended January 31, 2003
                        -------------------------------  -----------------------------------   -------------------------------------
                            Net               Per Share      Net                Per Share          Net                  Per Share
                           Loss     Shares      Amount      Loss      Shares      Amount          Income     Shares       Amount
                                    ======                            ======                                 ======
                                                         (In thousands, except per share data)
   Basic EPS
   Net Income (Loss)     $(8,559)   18,704     $ (0.46)  $  (4,649)   18,767     $ (0.25)        $ 10,147   22,165        $ 0.46
                                               =======   =========               =======                                  ======

   Effect of  Dilutive
      Securities
------------------------
   Stock Options                                                                                              1,240
   Convertible Note                                                                                             137
                         --------   ------               ---------    ------                     --------    ------
   Diluted EPS           $(8,559)   18,704     $ (0.46)  $ (4,649)    18,767     $  (0.25)       $ 10,147    23,542       $  0.43
                         ========   ======    =========  =========    ======     ========        ========    ======       =======

     The diluted loss per share computation for the years ended January 31, 2001, and 2002 excludes, approximately 1,235,000 and 1,280,000 incremental shares related to employee stock options, respectively. These shares are excluded from the dilutive net loss per share calculation due to their antidilutive effect as a result of the Company's net loss during these periods.

13.  Related Party Transactions

     Corporate Services Agreement--The Company has a corporate services agreement with Comverse Technology. Under this agreement, Comverse Technology provides the Company with the following services:

     -- maintaining in effect general liability and other insurance policies providing coverage for the Company;

     -- maintaining in effect a policy of directors' and officers' insurance covering the Company's directors and officers;

     --   administration of employee benefit plans;

     --   routine legal services; and

     --   consulting services with respect to the Company's public relations.

     For the years ended January 31, 2001, 2002 and 2003, the Company recorded expenses of $500,000, $500,000, and $525,000, respectively, for the services provided by Comverse Technology. As of February 1, 2003, the Company will pay Comverse Technology a quarterly fee of $143,750, subject to adjustment and annual increases, for services provided by Comverse Technology during each fiscal quarter. In addition, the Company agreed to reimburse Comverse Technology for any out-of-pocket expenses incurred by Comverse Technology in providing the services. During the years ended January 31, 2001, 2002 and 2003, no amounts were paid to Comverse Technology for reimbursement of out-of-pocket expenses. The term of this agreement extends to January 31, 2005 and is automatically extended for additional twelve-month periods unless terminated by either Comverse Technology or the Company.

     Enterprise Resource Planning Software Sharing Agreement--In January 2002, the Company entered into an enterprise resource planning ("ERP") software sharing agreement with Comverse, Ltd., a subsidiary of Comverse Technology. Under this agreement, Comverse Ltd. agreed to continue to share the use of specific ERP software with the Company and undertook to exert its reasonable commercial efforts to arrange for the ongoing operation, maintenance and support of the software for an annual fee of $100,000. The terms of the ERP Software Sharing Agreement and the fee payable to Comverse Ltd. were determined by arm's length negotiations between the Company and Comverse Ltd. The Company recorded expenses of $200,000, $100,000, and $100,000 for the years ended January 31, 2001, 2002 and 2003, respectively, for ERP support services. This agreement expires February 1, 2004, and automatically renews for successive one year terms unless terminated upon six months prior written notice. The first time notice of termination may be given is on February 1, 2004.

     Satellite Services Agreement--In January 2002, the Company entered into a services agreement with Comverse Inc., a subsidiary of Comverse Technology, pursuant to which Comverse Inc. and its subsidiaries provide the Company with the exclusive use of the services of specified employees of Comverse Inc. and its facilities where such employees are located. Under this agreement, the Company pays Comverse Inc. a fee, which is equal to the expenses Comverse Inc. incurs in providing these services plus ten percent. During the year ended January 31, 2001, 2002 and 2003, the Company recorded expenses of $1,193,000, $1,817,000, and $1,809,000, respectively, for these services provided by Comverse, Inc. during these periods.

     The Company believes that the terms of the Corporate Services Agreement, the Enterprise Resource Planning Software Sharing Agreement and the Satellite Services Agreement are fair to the Company and are not materially different than those they could have obtained from an unaffiliated third party.

     Other Transactions with Other Subsidiaries of Comverse Technology--The Company charges subsidiaries of Comverse Technology for services relating to the use of the Company's facilities and employees. Charges to these subsidiaries were approximately $1,006,000, $1,030,000, and $175,000 for the years ended January 31, 2001, 2002 and 2003, respectively. In addition the Company sold products to subsidiaries of Comverse Technology. Sales to these subsidiaries were approximately $0, $0 and $8,000 for the years ended January 31, 2001, 2002 and 2003, respectively.

     The Company also purchased products and services from other subsidiaries of Comverse Technology in the ordinary course of business. Purchases from these subsidiaries were approximately $0, $2,000, and $18,000 for the years ended January 31, 2001, 2002 and 2003, respectively.

     Federal Income Tax Sharing Agreement--The Company has a tax sharing agreement with Comverse Technology. Comverse Technology is the parent company of a group of companies which includes the Company and for which Comverse Technology files a consolidated federal income tax return. Under the terms of the tax sharing agreement, during years in which Comverse Technology filed a consolidated federal income tax return which includes the Company, the Company was required to pay Comverse Technology an amount equal to the Company's separate tax liability, if any, computed by Comverse Technology in its reasonable discretion. The Company's separate tax liability generally is the amount of federal income tax that the Company would owe if the Company had filed a tax return independent of the Comverse Technology group. If the calculation of the Company's separate tax liability for any year results in a net operating loss or capital loss, the Company was not entitled to receive any payments from Comverse Technology with respect to such loss in such year or as a result of carrying such loss back to any prior year or forward to any future year, or otherwise to take such loss into account in determining the Company's liability to Comverse Technology, including in the event that Comverse Technology utilizes such loss to reduce its own tax liability so that such loss is not available to the Company in the event of deconsolidation. The tax sharing agreement also provided for certain payments in the event of adjustments to the tax liability. The tax sharing agreement continues in effect until 60 days after the expiration of the applicable statute of limitations with respect to the final year of the Comverse Technology consolidated group which includes the Company. Upon completion of the Company's initial public offering in May 2002 Comverse Technology's ownership was reduced below 80% of the voting power and value of outstanding common stock of the Company. The Company started filing federal tax returns on a stand-alone basis starting May 16, 2002.

     Patent License Agreement--The Company's affiliate, Comverse Patent Holding, granted Lucent GRL a non-exclusive license to those patents now owned by Comverse Patent Holding or for which Comverse Patent Holding has a right to license and to those patents granted to Comverse Patent Holding or for which Comverse Patent Holding obtains the right to license during the term of that arrangement. In return, Comverse Patent Holding was granted a non-exclusive license to certain patents now owned by Lucent GRL or for which Lucent GRL has the right to license and to those patents granted to Lucent GRL or for which Lucent GRL obtains the right to license during the term of that arrangement. Under that arrangement, Comverse Patent Holding has the right to grant a sublicense to the Company. In connection with that arrangement, effective December 30, 1999, the Company entered into a patent license agreement with Comverse Patent Holding under which the Company has granted a non-exclusive royalty-free license to Comverse Patent Holding with the right to sublicense to Lucent GRL the Company's patents and those patents granted to the Company or for which the Company obtains the right to license during the term of the agreement. In return, Comverse Patent Holding granted to the Company a non-exclusive royalty-free sublicense to all patents that are licensed by Lucent GRL to Comverse Patent Holding. The Company believes that the value of the sublicense from Comverse Patent Holding is greater than the value of the license to Comverse Patent Holding.

     Registration Rights Agreement--The Company has entered into a registration rights agreement with Comverse Technology. Under this agreement, Comverse Technology may require the Company on one occasion to register the Company's common stock for sale on Form S-1 under the Securities Act of 1933 (the "Act") if the Company is not eligible to use Form S-3 under the Act. After the Company becomes eligible to use Form S-3, Comverse Technology may require the Company on unlimited occasions to register the Company's common stock for sale on this form. Comverse Technology will also have an unlimited number of piggyback registration rights.

     The Company has agreed to pay all expenses that result from registration of its common stock under the registration rights agreement, other than underwriting commissions for such shares and taxes. The Company has also agreed to indemnify Comverse Technology, its directors, officers and employees against liabilities that may result from its sale of the Company's common stock, including Securities Act liabilities.

     Business Opportunities Agreement--The Company has a business opportunities agreement with Comverse Technology, which addresses potential conflicts of interest between Comverse Technology and the Company. This agreement allocates between Comverse Technology and the Company opportunities to pursue transactions or matters that, absent such allocation, could constitute corporate opportunities of both companies. The Company is precluded from pursuing an opportunity offered to any person who is a director of the Company but not an officer or employee of the Company and who is also an officer or employee of Comverse Technology, unless Comverse Technology fails to pursue such opportunity diligently. Comverse Technology is precluded from pursuing an opportunity offered to any person who is a director of Comverse Technology but not an officer or employee of Comverse Technology and who is also an officer or employee of the Company, unless the Company fails to pursue such opportunity diligently. The Company is also precluded from pursuing an opportunity offered to any person who is an employee or officer of both companies or a director of both companies, unless Comverse Technology fails to pursue such opportunity diligently. Accordingly, the Company may be precluded from pursuing transactions or opportunities that the Company would otherwise be able to pursue if the Company was not affiliated with Comverse Technology. The Company has agreed to indemnify Comverse Technology and its directors, officers, employees and agents against any liabilities arising out of any claim that any provision of the agreement or the failure to offer any business opportunity to the Company violates or breaches any duty that may be owed to the Company by Comverse Technology or any such person.

     Proxy Agreement with the Department of Defense--One of the Company's subsidiaries, Verint Technology Inc. ("Verint Technology"), is engaged in the development, marketing and the sale of the Company's communications interception solutions to various U.S. governmental agencies. In order to conduct its business, Verint Technology is required to maintain facility security clearances under the National Industrial Security Program ("NISP"). The NISP requires companies maintaining facility security clearances to be insulated from foreign ownership, control or influence. The Company, Comverse Technology and the Department of Defense have entered into a proxy agreement with respect to the ownership and operations of Verint Technology. The proxy agreement has been approved by the Defense Security Service, which has oversight responsibilities on behalf of the Department of Defense.

     Under the proxy agreement, the Company appointed three U.S. citizens that have the requisite personal security clearance as directors of Verint Technology and as holders of proxies to vote the stock of Verint Technology. These individuals are responsible for the oversight of Verint Technology's security arrangements, including the separation of Verint Technology from the Company and the Company's affiliates. As proxy holders, these individuals have the power to exercise all prerogatives of ownership of Verint Technology, except that without obtaining the Company's express written approval they may not authorize any individual sale or disposal of capital assets constituting a material amount of Verint Technology's assets, the mortgaging of assets other than for working capital or capital improvement purposes, any merger, consolidation, reorganization or dissolution of Verint Technology and the filing of a petition under the federal bankruptcy laws.

     Under the proxy agreement, the Company has also established a government security committee, which consists of the three proxy holders. The government security committee is in charge of the development and implementation of a technology control plan, which prescribes measures and establishes procedures to prevent unauthorized disclosure or export of controlled information to the Company, any of the Company's affiliates or others. In addition, the proxy agreement establishes procedures regarding meetings, visits and communications between Verint Technology, the Company and the Company's other affiliates. The Department of Defense continually reviews the technology control plan and receives an annual report from the proxy holders.

     Sale of Comverse Media Holding Inc.--In February 2001, the Company sold 100% of the capital stock of Comverse Media Holding Inc. to Comverse, Inc. for $100,000. The Company increased stockholders' equity for the year ended January 31, 2002 by $298,000, which represents the excess of the consideration given and the carrying amount of the net liabilities of Comverse Media Holding Inc.

     Indemnification Agreement with Comverse Technology--On January 31, 2002, the Company entered into an indemnification agreement with Comverse Technology pursuant to which Comverse Technology agreed to indemnify the Company for any damages that may arise from two specified disputes, which are not material to the Company. In return, the Company granted to Comverse Technology the exclusive control of the settlement and defense of these disputes, and the Company agreed to fully cooperate with Comverse Technology in any such settlement or defense.

     Transactions with an Affiliate--The Company sells products and services to Verint Systems (Singapore) PTE LTD (formerly - Comverse Infosys (Singapore) PTE
LTD) ("Verint Singapore") an affiliated systems integrator in which the Company holds 50% equity interest. Sales to Verint Singapore were approximately $4,271,000, $4,024,000, and $2,286,000 for the years ended January 31, 2001,
2002 and 2003, respectively. The Company sells its products and services to Verint Singapore on the same terms the Company sells similar products and services to their non-affiliated customers. In addition, the Company was charged marketing and office service fees by that affiliate. These fees were approximately $270,000, $490,000, and $361,000 for the years ended January 31, 2001, 2002 and 2003, respectively. The Company believes that Verint Singapore has determined these charges on the basis of its estimated costs in providing such services.

     Intercompany Loan--The Company was charged interest on balances owed to Comverse Technology amounting to $2,142,000 and $1,458,000 for the years ended January 31, 2001 and 2002, respectively. The interest rate on the indebtedness to Comverse Technology was the three-month LIBOR rate. The principal amount of the indebtedness to Comverse Technology and related accrued and unpaid interest was due on demand and was repaid on January 31, 2002 with the proceeds of a bank loan. The Company does not expect to be dependent on Comverse Technology for its financing needs for the foreseeable future.

     Guarantee of Leases--Comverse Technology has guaranteed the payment of rent and the performance of all other obligations under the leases for the Company's facilities in Woodbury, New York which expires June 2003 and the lease for the Company's vacated facility in the United Kingdom.

14.  Income taxes

     The provision for income taxes consists of the following:

                                                                                              Year Ended January 31,
                                                                                     ------------------------------------------
                                                                                       2001             2002            2003
                                                                                     ---------        ---------       ---------
                                                                                                   (In thousands)
         Current provision:
            Federal...................................................               $       2        $       -       $       -
            State.....................................................                      91              145             360
            Foreign...................................................                     624            1,393           1,729
                                                                                     ---------        ---------        --------
               Total current..........................................                     717            1,538           2,089
                                                                                     ---------        ---------        --------
         Deferred provision (benefit):
            Federal...................................................                       -                -               -
            State.....................................................                       -                -               -
            Foreign...................................................                    (220)              14              81
                                                                                     ---------        ---------        --------
               Total deferred.........................................                    (220)              14              81
                                                                                     ---------        ---------        --------
                                                                                     $     497        $   1,552       $   2,170
                                                                                     =========        =========       =========

     The reconciliation of the U.S. Federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                                            Year Ended January 31
                                                                                  -------------------------------------------
                                                                                     2001             2002             2003
                                                                                  ----------        ---------        --------
         U.S. Federal statutory rate                                                      34%              34%             34%
         Change in valuation allowance                                                   (34)             (34)            (34)
         Foreign and state income taxes                                                   (6)             (50)             18
                                                                                  ----------        ---------        --------
         Company's effective tax rate                                                     (6)%            (50)%            18%
                                                                                  ==========        =========        ========


     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carry forwards. The tax effects of significant items comprising the Company's deferred tax assets and liabilities at January 31, 2002 and 2003 are as follows:

                                                                                                           January 31,
                                                                                                -------------------------------
                                                                                                      2002             2003
                                                                                                --------------     ------------
                                                                                                          (In thousands)
         Deferred tax liabilities:
            Expenses deductible for tax purposes and not   for                                  $         (418)    $       (585)
                                                                                                --------------     ------------
               financial reporting purposes..........................
         Deferred tax assets:
            Reserves not currently deductible..............................                              4,360            4,316
            Tax loss carry-forwards........................................                              7,154           13,982
                                                                                                --------------     ------------
                                                                                                        11,514           18,298
         Less:  valuation allowance........................................                            (11,115)         (17,813)
                                                                                                --------------     ------------
         Net deferred tax liabilities......................................                     $          (19)    $       (100)
                                                                                                ==============     ============


     As of January 31, 2003 the Company had approximately $35.0 million of net operating loss carry forwards for federal income tax purposes. These carry forwards will begin to expire in 2020 if not utilized.

     Income tax has not been provided on unrepatriated earnings of foreign subsidiaries, as currently it is the intention of the Company to reinvest such foreign earnings in their operations.

15.  Business Segment Information

     The Company is engaged in providing analytic solutions for communications interception, digital video security and surveillance, and enterprise business intelligence. The Company operates in one business segment and manages its business on a geographic basis. Summarized financial information for the Company's reportable geographic segments is presented in the following table. Sales in each geographic segment represents sales originating from that segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                                                                     Reconciling       Consolidated
                                      United States      Israel      United Kingdom     Other           Items             Totals
Year Ended January 31, 2001           -------------     -----------   -----------      -----------    -----------      -----------
---------------------------                                                  (In thousands)

Sales.........................          $   77,777      $   53,246     $   20,503      $    9,662     $  (19,511)      $  141,677
Costs and expenses............             (84,679)        (54,045)       (20,994)         (9,115)        19,591         (149,242)
                                        ----------      ----------     ----------      ----------     ----------       ----------
Operating income (loss).......          $   (6,902)     $     (799)    $     (491)     $      547     $       80       $   (7,565)
                                        ==========      ==========     ==========      ==========     ==========       ==========
Year Ended January 31, 2002
Sales.........................          $   65,731      $   62,712     $   18,848      $    6,023     $  (22,079)      $  131,235
Costs and expenses............             (70,290)        (58,813)       (19,349)         (7,882)        22,566         (133,768)
                                        ----------      ----------     ----------      ----------     ----------       ----------
Operating income (loss).......          $   (4,559)     $    3,899     $     (501)     $   (1,859)    $      487       $   (2,533)
                                        ==========      ==========     ==========      ==========     ==========       ==========
Year Ended January 31, 2003
Sales.........................          $   85,817      $   62,622     $   22,897      $   11,616     $  (25,177)      $  157,775
Costs and expenses............             (80,847)        (57,477)       (21,624)        (12,881)        25,105         (147,724)
                                        ----------      ----------     ----------      ----------     ----------       ----------
Operating income (loss).......          $    4,970      $    5,145     $    1,273      $   (1,265)    $      (72)      $   10,051
                                        ==========      ==========     ==========      ==========     ==========       ==========


     Long-lived assets by country of domicile consist of:


                                                                                                           January 31,
                                                                                                 ------------------------------
                                                                                                     2002               2003
                                                                                                 ------------        ----------
                                                                                                          (In thousands)
  Israel....................................................................                     $     12,632        $   12,795
  United States.............................................................                            8,014            15,936
  Germany...................................................................                            2,463             3,100
  United Kingdom............................................................                              273               816
  Other.....................................................................                              191               246
                                                                                                 ------------        ----------
                                                                                                 $     23,573        $   32,893
                                                                                                 ============        ==========

     Sales by country, based on end-user location, as a percentage of total sales were as follows:

                                                                                                        January 31,
                                                                                      ------------------------------------------
                                                                                        2001              2002            2003
                                                                                      --------          --------        --------
  United States...........................................................                 49%               42%             49%
  United Kingdom..........................................................                 15%               14%             16%
  Other...................................................................                 36%               44%             35%
                                                                                      --------          --------        --------
                                                                                          100%              100%            100%
                                                                                      ========          ========        ========

     No single customer accounted for 10% or more of sales for the years ended January 31, 2001, 2002 and 2003.

16.  Commitments and Contingencies

     Leases--The Company leases office, manufacturing, and warehouse space under non-cancelable operating leases. Rent expense for all leased premises approximated $2,596,000, $2,887,000 and $3,385,000 in the years ended January 31, 2001, 2002 and 2003, respectively.

     As of January 31, 2003, the minimum annual rent obligations of the Company were approximately as follows:

Year Ending January 31,                              Amount
-----------------------------------------------  --------------
                                                 (In thousands)
2004...........................................       $ 3,290
2005...........................................         1,933
2006...........................................         1,422
2007...........................................           644
2008...........................................           644
                                                      -------
                                                      $ 7,933
                                                      =======


     Licenses and Royalties--The Company licenses certain technology, "know-how" and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties under such licenses and under other agreements entered into in connection with research and development financing. The Company currently pays royalties on a substantial portion of its product sales in varying amounts based upon the revenues attributed to the various components of such products. Royalties typically range up to 6% of net sales of the related products and, in the case of royalties due to government funding sources in respect of research and development projects, are required to be paid until the funding organization has received total royalties amounting to 100% of the amounts received by the Company under the approved project budgets, plus interest in certain circumstances.

     Dividend Restrictions--The ability of the Company's Israeli subsidiaries to pay dividends is governed by Israeli law, which provides that cash dividends may be paid by an Israeli corporation only out of retained earnings as determined for statutory purposes in Israeli currency. In the event of a devaluation of the Israeli currency against the dollar, the amount in dollars available for payment of cash dividends out of prior years' earnings will decrease accordingly. Cash dividends paid by an Israeli corporation to United States residents are subject to withholding of Israeli income tax at source at a rate of up to 25%, depending on the particular facilities, which have generated the earnings that are the source of the dividends.

     Guaranties--The Company has obtained bank guaranties primarily to secure its performance of certain obligations under contracts with customers. These guaranties, which aggregated approximately $5,942,000 at January 31, 2003, are to be released by the Company's performance of specified contract milestones, which are scheduled to be completed primarily during 2003.

     Litigation--From time to time, the Company is subject to certain legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their final resolution will not have any significant adverse effect upon the Company's consolidated financial statements.

17.  Selected Quarterly Data (Unaudited)

     The following table shows selected results of operations for each of the quarters during the years ended January 31, 2002 and 2003:


                                                                   Fiscal Quarter ended
                                                                   --------------------
                           April 30,     July 31,     Oct. 31,    Jan. 31,     April 30,      July 31,       Oct. 31,      Jan. 31,
                           --------      --------     --------    --------     ---------     ---------       --------      --------
                             2001         2001         2001         2002         2002           2002           2002          2003
                             ----         ----         ----         ----         ----           ----           ----          ----
                                                         (In thousands, except per share amounts)

Sales                      $ 34,558      $ 32,017     $ 31,039    $ 33,621     $ 36,317      $  38,470       $ 40,671      $ 42,317
Gross profit(1)              15,999        14,985       14,249      16,095       17,753         19,082         20,922        21,965
Net income (loss)              (892)       (1,742)      (1,023)       (992)       1,707          2,222          2,759         3,459

Diluted earnings (loss)
   per share               $  (0.05)     $  (0.09)    $  (0.05)   $  (0.05)    $   0.08      $    0.09       $   0.11      $   0.14
                           ========      ========     ========    ========     ========      =========       ========      ========


((1)) Gross profit for all periods is calculated as sales minus cost of goods sold, which includes royalties and license fees, an expense which historically has been included as a separate line item in the statement of operations.

Royalties and license fees included in cost of goods sold were as follows:

Royalties and license fees    $719          $697         $670         $765        $765          $806            $793          $853
                              ====          ====         ====         ====        ====          ====            ====          ====

                                INDEX TO EXHIBITS


        Number          Description
        ------          -----------
          3.1+          Amended and Restated Certificate of Incorporation of Verint Systems Inc.
          3.2+          Amended and Restated Bylaws of Verint Systems Inc.
          4.1+          Specimen Common Stock certificate
         10.1+          Corporate Services Agreement, dated as of January 31, 2002, between Comverse Technology and the Registrant 10.2+ Federal Income Tax
                        Sharing Agreement, dated as of January 31, 2002, between Comverse
                        Technology and the Registrant
         10.3+          Patent License Agreement, dated as of January 17, 2000, between
                        Comverse Patent Holding and the Registrant 10.4+ Registration Rights
                        Agreement, dated as of January 31, 2002, between Comverse Technology and the Registrant
         10.5+          Contribution Agreement, dated as of February 1, 2001, between
                        Comverse Technology and the Registrant 10.6+ Enterprise Resource
                        Planning Software Sharing Agreement, dated as of January 31, 2002, between Comverse Ltd. and the Registrant
         10.7+          Satellite Services Agreement, dated as of January 31, 2002, between Comverse, Inc. and the Registrant
         10.8+          Proxy  Agreement,  dated as of May 21, 2001,  between Comverse  Technology,  the Registrant and the United
                        Stated Department of Defense
          10.9          Verint Systems Inc. Stock Incentive Compensation Plan (as amended through December 12, 2002)
        10.10+          Stock Purchase Agreement, dated as of January 31, 2002, between Comverse, Inc. and the Registrant
        10.11+          Distribution  Agreement,  dated as of July 1, 2001 between  Comverse  Infosys  (Singapore) PTE LTD and the
                        Registrant
        10.12+          Business  Opportunities  Agreement  dated  as of March  19,  2002,  between  Comverse  Technology  and the
                        Registrant
        10.13+          Form of an Indemnification Agreement
        10.14+          Verint Systems Inc. 2002 Employee Stock Purchase Plan
         21.1+          Subsidiaries of the Registrant
          23.1          Consent of Deloitte & Touche LLP, Independent Auditors
          24.1          Powers of Attorney (see signature page to this report)

+ = Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-82300) which became effective on May 16, 2002.