Form 10-Q
period 2003-04-30
VERINT SYSTEMS INC
filed 2003-06-12
CIK 1166388

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-49790

Verint Systems Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3200514 (IRS Employer Identification No.)
330 South Service Road, Melville, NY (Address of principal executive offices)	11747 (zip code)
(631) 962-9600 (Registrant's telephone number, including area code)
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

Yes ☒        No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        The number of shares of Common Stock, par value $0.001 per share, outstanding as of June 6, 2003 was 24,050,499.

PART I

ITEM 1. Financial Statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	January 31, 2003*	April 30, 2003
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$133,933	$94,833
Accounts receivable, net	27,279	32,380
Inventories	8,866	8,840
Prepaid expenses and other current assets	4,079	3,692

TOTAL CURRENT ASSETS	174,157	139,745
PROPERTY AND EQUIPMENT, net	12,965	13,603
OTHER ASSETS	19,928	20,350

TOTAL ASSETS	$207,050	$173,698

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$43,622	$46,170
Advance payments from customers	19,013	19,586
Current maturities of long-term bank loans	42,199	207
Convertible note	—	2,200

TOTAL CURRENT LIABILITIES	104,834	68,163
LONG-TERM BANK LOANS	1,678	1,691
CONVERTIBLE NOTE	2,200	—
OTHER LIABILITIES	2,172	2,721

TOTAL LIABILITIES	110,884	72,575

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value—authorized, 120,000,000 shares; issued and outstanding, 23,665,717 and 23,815,728 shares	24	24
Additional paid-in capital	130,748	131,825
Accumulated deficit	(34,855)	(31,343)
Cumulative translation adjustment	249	617

TOTAL STOCKHOLDERS' EQUITY	96,166	101,123

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$207,050	$173,698

*
The Condensed Consolidated Balance Sheet as of January 31, 2003 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

The accompanying notes are an integral part of these financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three months ended
	April 30, 2002	April 30, 2003
Sales	$36,317	$44,415
Cost of sales	18,564	20,912

Gross profit	17,753	23,503
Operating expenses:
Research and development, net	3,892	5,335
Selling, general and administrative	11,786	14,669

Income from operations	2,075	3,499
Interest and other income, net	113	515

Income before income taxes	2,188	4,014
Income tax provision	481	502

Net income	$1,707	$3,512

Earnings per share:
Basic	$0.09	$0.15

Diluted	$0.08	$0.14

The accompanying notes are an integral part of these financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended
	April 30, 2002	April 30, 2003
Cash flows from operating activities:
Net cash from operations after adjustment for non-cash items	$3,658	$6,149
Changes in assets and liabilities:
Accounts receivable	4,291	(5,493)
Inventories	96	26
Prepaid expenses and other current assets	178	387
Accounts payable and accrued expenses	(467)	2,548
Advance payments from customers	(737)	573
Other, net	(185)	487

Net cash provided by operating activities	6,834	4,677

Cash flows from investing activities:
Cash paid for a business combination	(9,706)	—
Purchases of property and equipment	(764)	(1,711)
Increase in software development costs	(1,253)	(1,081)

Net cash used in investing activities	(11,723)	(2,792)

Cash flows from financing activities:
Net repayments of bank loans and other debt	(8)	(42,049)
Proceeds from issuance of common stock	166	1,064

Net cash provided by (used in) financing activities	158	(40,985)

Net decrease in cash and cash equivalents	(4,731)	(39,100)
Cash and cash equivalents, beginning of period	49,860	133,933

Cash and cash equivalents, end of period	$45,129	$94,833

The accompanying notes are an integral part of these financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

        Verint Systems Inc. ("Verint" and, together with its subsidiaries, the "Company") is engaged in providing analytic software-based solutions for communications interception, digital video security and surveillance, and enterprise business intelligence. The Company is a majority-owned subsidiary of Comverse Technology, Inc. ("CTI").

        The accompanying financial information should be read in conjunction with the audited financial statements, including the notes thereto, for the annual period ended January 31, 2003. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair statement of the results for the interim periods presented herein. The Company's results of operations for the three month period ended April 30, 2003 are not necessarily indicative of the Company's results to be expected for the full year. The condensed consolidated balance sheet as of January 31, 2003 has been summarized from the Company's audited consolidated balance sheet as of that date. Certain prior period amounts have been reclassified to conform to the manner of presentation in the current period.

        In February 2003, the Company repaid a bank loan of $42 million.

        On May 19, 2003, the Company filed a Registration Statement on Form S-3, as amended on June 3, 2003, relating to a public offering by the Company and certain stockholders named in the Registration Statement of up to 5,750,000 shares of the Company's common stock. In the registration statement, the Company states that it intends to use the net proceeds of that offering to finance the growth of its business and for general corporate purposes. The Company may also use a portion of the proceeds for acquisitions or other investments.

        On May 21, 2003, the Company acquired all of the issued and outstanding shares of SmartSight Networks Inc. for approximately $7.0 million in cash, subject to certain adjustments, and 149,731 shares of common stock of the Company. SmartSight's solutions enable the transmission and management of video from remote locations over IP-based wireless and wireline networks. In connection with this transaction, the Company entered into a registration rights agreement with certain former shareholders of SmartSight. Under the registration rights agreement, the Company agreed to register under the Securities Act of 1933 the shares of common stock of the Company that the Company issued to those former shareholders of SmartSight in connection with the SmartSight acquisition.

2. Stock-Based Employee Compensation

        The Company applies the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation. Accordingly, stock-based employee compensation cost is recognized only when employee stock options are granted with exercise prices below the fair market value at the date of grant. Any resulting stock-based employee compensation cost is recognized ratably over the associated service period, which is generally the option vesting period. During the three months ended April 30, 2002 and 2003, the Company recognized stock-based employee compensation cost in the condensed consolidated statements of income of approximately $16,000 and $13,000, respectively, relating to certain employee stock options granted with exercise prices below the fair market value at the date of grant. As of April 30, 2003, 59,076 employee stock options were outstanding with exercise prices below the fair market value at the date of the grant. All other employee stock options have been granted at exercise prices equal to fair market value on the date of grant, and, accordingly, no compensation expense has been recognized by the Company in the consolidated statement of income.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:

	Three Months Ended April 30,
	2002	2003
	(In thousands, except per share data)
Net income, as reported	$1,707	$3,512
Less: Stock-based employee compensation cost determined under the fair value method, net of related tax effects	971	1,090

Pro forma net income	$736	$2,422

Earnings per share:
Basic—as reported	$0.09	$0.15

Basic—pro forma	$0.04	$0.10

Diluted—as reported	$0.08	$0.14

Diluted—pro forma	$0.04	$0.10

3. Inventories

        The composition of inventories at January 31, 2003 and April 30, 2003 is as follows:

	January 31, 2003	April 30, 2003
	(In thousands)
Raw materials	$5,337	$5,021
Work in process	1,405	2,142
Finished goods	2,124	1,677

	$8,866	$8,840

4. Research and Development Expenses

        The Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the OCS reimburses a portion of the Company's research and development expenditures under approved project budgets. The Company is currently involved in several ongoing research and development projects supported by the OCS. During the three month periods ended April 30, 2002 and 2003, reimbursement from the OCS amounted to approximately $1.2 million and $1.2 million, respectively.

5. Earnings Per Share

        The computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all potentially dilutive issuances of stock. The calculation for earnings per share for the three month periods ended April 30, 2002 and 2003 was as follows:

	April 30, 2002		April 30, 2003
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share data)
Basic EPS
Net income	$1,707	18,897	$0.09	$3,512	23,708	$0.15

Effect of Dilutive Securities
Stock options		1,508			1,391
Convertible note		137			137

Diluted EPS	$1,707	20,542	$0.08	$3,512	25,236	$0.14

6. Comprehensive Income

        For the three month periods ended April 30, 2002 and 2003, total comprehensive income was approximately $1,448,000 and $3,880,000, respectively. The elements of comprehensive income include net income and foreign currency translation adjustments.

7. Workforce Reduction, Restructuring and Impairment Charges

        During the year ended January 31, 2002, the Company took steps to better align its cost structure with the business environment, to improve the efficiency of its operations and to increase its profitability. These steps included reductions in the Company's workforce and the consolidation of its facilities in the United Kingdom, which were announced in April and December 2001.

        As of April 30, 2003, the Company had accrued liabilities of approximately $36,000 related to facilities consolidation costs. A roll-forward of the accrued liabilities for the workforce reduction and facilities consolidation costs from January 31, 2003 is as follows:

	Accrual Balance at January 31, 2003	Cash Payments	Accrual Balance at April 30, 2003
	(In thousands)
Severance and related	$26	$26	$—
Facilities	189	153	36

Total	$215	$179	$36

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

8. Related Party Transactions and Balances

        Corporate Services Agreement—For the three month periods ended April 30, 2002 and 2003, the Company recorded expenses of $131,250 and $143,750, respectively, for the services provided by the Company's parent, CTI, under the Corporate Services Agreement between the Company and CTI.

        Enterprise Resource Planning Software Sharing Agreement—The Company recorded $25,000 for each of the three month periods ended April 30, 2002 and 2003, for support services rendered by Comverse Ltd., a subsidiary of CTI, under the Enterprise Resource Planning Software Sharing Agreement between the Company and Comverse Ltd.

        Satellite Services Agreement—For the three month periods ended April 30, 2002 and 2003, the Company recorded expenses of approximately $476,000, and $422,000, respectively, for services rendered by Comverse, Inc., a subsidiary of CTI, and its subsidiaries under the Satellite Services Agreement between the Company and Comverse, Inc.

        Transactions with an Affiliate—During the three month periods ended April 30, 2002 and 2003, the Company sold products and services to Verint Systems (Singapore) PTE LTD, an affiliated systems integrator in which the Company holds a 50% equity interest, amounting to approximately $69,000 and $1,649,000, respectively. In addition, the Company was charged with installation, support, marketing and office service fees by that affiliate amounting to approximately $115,000 and $202,000 for the three month periods ended April 30, 2002 and 2003, respectively.

        Transactions with Other Subsidiaries of CTI—The Company charges subsidiaries of CTI for services relating to the use of the Company's facilities and employees. Charges to these subsidiaries were approximately $43,000 and $33,000 for the three month periods ended April 30, 2002 and 2003, respectively.

        The Company also purchased products and services from other subsidiaries of CTI in the ordinary course of business. Purchases from these subsidiaries were approximately $0 and $8,000 for the three month periods ended April 30, 2002 and 2003, respectively.

        Related Party Balances—Related party balances included in the condensed consolidated balance sheets are as follows (in thousands):

	January 31, 2003	April 30, 2003
Included in accounts receivable, net	$1,750	$2,872

Included in accounts payable and accrued expenses	$1,157	$860

9. Employee Stock Purchase Plan

        The Company adopted its 2002 Employee Stock Purchase Plan, which was amended and restated on May 22, 2003, under which all employees who have completed three months of employment are entitled, through payroll deductions of amounts up to 10% of their base salary, to purchase shares of the Company's common stock at 85% of the lesser of the market price at the offering commencement date or the offering termination date. The number of shares available under this Employee Stock Purchase Plan is 1,000,000, of which 59,288 had been issued as of April 30, 2003.

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

	United States	Israel	United Kingdom	Other	Reconciling Items	Consolidated Totals
	(In thousands)
Three months ended April 30, 2002:
Sales	$20,307	$15,874	$7,193	$1,130	$(8,187)	$36,317
Costs and expenses	(20,132)	(13,716)	(6,388)	(1,853)	7,847	(34,242)

Operating income (loss)	$175	$2,158	$805	$(723)	$(340)	$2,075

Three months ended April 30, 2003:
Sales	$21,172	$20,253	$6,064	$2,227	$(5,301)	$44,415
Costs and expenses	(19,418)	(17,037)	(5,776)	(2,910)	4,225	(40,916)

Operating income (loss)	$1,754	$3,216	$288	$(683)	$(1,076)	$3,499

        Long-lived assets by country of domicile consist of:

	January 31, 2003	April 30, 2003
	(In thousands)
United States	$15,936	$16,387
Israel	12,795	13,196
Germany	3,100	3,334
Other	1,062	1,036

	$32,893	$33,953

11. Effect of New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company's condensed consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishments of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The remainder of the statement is generally effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's condensed consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No.149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on the Company's condensed consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's condensed consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Three Month Period Ended April 30, 2003
Compared to Three Month Period Ended April 30, 2002

        Sales.    Sales for the three month period ended April 30, 2003 increased by approximately $8.1 million, or 22%, as compared to the three month period ended April 30, 2002. This increase was attributable to higher sales volume of both products and services. Sales to international customers represented approximately 55% of sales for the three month period ended April 30, 2003 as compared to approximately 48% for the three month period ended April 30, 2002.

        Cost of Sales.    Cost of sales for the three month period ended April 30, 2003 increased by approximately $2.3 million, or 13%, as compared to the three month period ended April 30, 2002. This increase was mainly attributable to an increase in salaries and fringe benefits of approximately $0.9 million, an increase in material costs and overhead expenses of approximately $0.8 million and an increase in other expenses of approximately $0.6 million. Gross margins increased to approximately 52.9% in the three month period ended April 30, 2003 from approximately 48.9% in the three month period ended April 30, 2002.

        Research and Development Expenses, net.    Research and development expenses, net, for the three month period ended April 30, 2003 increased by approximately $1.4 million, or 37%, as compared to the three month period ended April 30, 2002. This increase was attributable to an increase in salaries and fringe benefits of approximately $0.7 million, an increase in sub-contractors of approximately $0.5 million and an increase in other research and development expenses of approximately $0.2 million. Research and development expenses, net, as a percentage of sales, increased to approximately 12.0% for the three month period ended April 30, 2003 from approximately 10.7% for the three month period ended April 30, 2002.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three month period ended April 30, 2003 increased by approximately $2.9 million, or 24%, as compared to the three month period ended April 30, 2002. This increase was attributable to an increase in agent commissions of approximately $1.2 million, an increase in salaries and fringe benefits of approximately $0.5 million, mainly related to sales and marketing personnel, an increase in bad debt expense of approximately $0.6 million and an increase in other expenses of approximately $0.6 million. Selling, general and administrative expenses as a percentage of sales increased to approximately 33.0% for the three month period ended April 30, 2003 from approximately 32.5% for the three month period ended April 30, 2002.

        Interest and Other Income, net.    Net interest and other income for the three month period ended April 30, 2003 increased by approximately $0.4 million as compared to the three month period ended April 30, 2002. This increase was attributable to increased gains from the Company's share in the profit of an affiliate of approximately $0.6 million, increased interest income of approximately $0.3 million, due to an increase in interest bearing cash balances following the Company's initial public offering and decreased interest expense of approximately $0.2 million mainly due to the repayment of a $42 million bank loan on February 28, 2003. This increase was partially offset by increased net foreign currency losses of approximately $0.7 million, mainly resulting from fluctuations in the exchange rate of the US dollar against the New Israeli Shekel.

        Income Tax Provision.    Income tax provision for the three month period ended April 30, 2003, did not substantially change as compared to the three month period ended April 30, 2002. The overall effective tax rate decreased to approximately 13% for the three month period ended April 30, 2003 from approximately 22% for the three month period ended April 31, 2002. The decreased effective tax rate is mainly attributable to preferential tax rates in Israel and to the use of net operating losses carry forwards in certain tax jurisdictions.

        Net Income.    Net income for the three month period ended April 30, 2003 increased by approximately $1.8 million, or 106%, as compared to the three month period ended April 30, 2002. As a percentage of sales, net income was approximately 7.9% in the three month period ended April 30, 2003 as compared to approximately 4.7% in the three month period ended April 30, 2002. The increase resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

        As of April 30, 2003, the Company had cash and cash equivalents of approximately $94.8 million and working capital of approximately $71.6 million.

        Operating activities for the three month periods ended April 30, 2002 and 2003, after adjustment for non-cash items, provided cash of approximately $3.7 million, and $6.1 million, respectively. Other changes in operating assets and liabilities provided (used) cash of approximately $3.1 million and ($1.4) million for the three month periods ended April 30, 2002 and 2003, respectively. This resulted in cash provided by operating activities of approximately $6.8 million and $4.7 million for the three month periods ended April 30, 2002 and 2003, respectively.

        Investing activities for the three month periods ended April 30, 2002 and 2003, used cash of approximately $11.7 million and $2.8 million, respectively. For the three month period ended April 30, 2002 these amounts include cash paid for a business combination of approximately $9.7 million, additions to property and equipment of approximately $0.8 million, and capitalization of software development costs of approximately $1.2 million. For the three month period ended April 30, 2003 these amounts include additions to property and equipment of approximately $1.7 million and capitalization of software development costs of approximately $1.1 million.

        Financing activities for the three month periods ended April 30, 2002 and 2003, provided (used) cash of approximately $0.2 million and ($41.0) million, respectively. For the three month periods ended April 30, 2002 and 2003 proceeds from the issuances of common stock provided cash of approximately $0.2 million and $1.0 million, respectively. Repayments, net, of bank loans and other debt used cash of approximately $42.0 million in the three month period ended April 30, 2003.

        On February 1, 2002, the Company's wholly owned subsidiary, Loronix, acquired the digital video recording business of Lanex, LLC. The Lanex business provides digital video recording solutions for security and surveillance applications. The purchase price consisted of $9.5 million in cash and a $2.2 million convertible note issued by the Company to Lanex. The note is non-interest bearing and matures on February 1, 2004. The holders of the note may elect to convert the note, in whole or in part, into shares of the Company's common stock at a conversion price of $16.06 per share. The note is guaranteed by CTI.

        On May 21, 2003, the Company acquired all of the issued and outstanding shares of SmartSight Networks Inc. for approximately $7.0 million in cash, subject to certain adjustments, and 149,731 shares of common stock of the Company. SmartSight's solutions enable the transmission and management of video from remote locations over IP-based wireless and wireline networks. In connection with this transaction, the Company entered into a registration rights agreement with certain former shareholders of SmartSight. Under the registration rights agreement, the Company agreed to register under the Securities Act of 1933 the shares of common stock of the Company that the Company issued to those former shareholders of SmartSight in connection with the SmartSight acquisition.

        The Company believes that its current cash balances and potential cash flows from operations, will be sufficient to meet the Company's anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. On May 19, 2003, the Company filed a Registration Statement on Form S-3, as amended on June 3, 2003, relating to a public offering by the Company and certain stockholders named in the Registration Statement of up to 5,750,000 shares of common stock of the Company. The Company intends to use the net proceeds of that offering to finance the growth of its business and for general corporate purposes. The Company may also use a portion of the proceeds for acquisitions or other investments. However, the Company has no present understanding or agreement relating to any specific acquisition or investment. If current sources (or sources available to the Company assuming the completion of its offering) are not sufficient to meet the Company's needs, the Company may seek additional debt or equity financing. Although there is no present understanding, commitment or agreement with respect to any acquisition of other businesses, products, or technologies, the Company may in the future consider such transactions, which may require additional debt or equity financing and could result in a decrease of the Company's working capital. There can be no assurance that such additional financing would be available on acceptable terms, if at all.

CERTAIN TRENDS AND UNCERTAINTIES

        The Company's primary business is providing analytic solutions for communications interception, digital video security and surveillance, and enterprise business intelligence. Recent legislative and regulatory actions have provided greater surveillance powers to law enforcement agencies, imposed strict requirements on communications service providers to facilitate interception of communications over public networks, and increased the security measures being implemented at public facilities such as airports. However, the Company cannot be assured that these legislative and regulatory actions will result in increased demand for or purchasing of solutions such as those offered by the Company or, if it does, that such solutions will be purchased from the Company. If demand for or purchasing of the Company's solutions does not increase as anticipated, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

        The market for the Company's enterprise business intelligence products has been adversely affected by the global economic slowdown and the decline in information technology spending, which has caused many companies to reduce or, in extreme cases, eliminate altogether, information technology spending. If the Company's customers do not increase their spending on information technology or if such spending declines, its revenues from sales of its enterprise business intelligence products may decrease. The information technology spending of its customers in the near term remains uncertain and the Company is uncertain whether it will be able to increase or maintain its revenues. Although the Company was profitable for fiscal 2002 and for the first quarter of fiscal 2003, it has incurred operating and net losses every other year since 1997. If sales do not increase as anticipated or if expenses increase at a greater pace than revenues, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

        It is difficult for the Company to forecast the timing of revenues from product sales because customers often need a significant amount of time to evaluate its products before purchasing them and, in the case of governmental customers, sales are dependent on budgetary and other bureaucratic processes. The period between initial customer contact and a purchase by a customer may vary from three months to more than one year. During the evaluation period, customers may defer or scale down proposed orders of the Company's products for various reasons, including: (i) changes in budgets and purchasing priorities; (ii) reduced need to upgrade existing systems; (iii) deferrals in anticipation of enhancements or new products; (iv) introduction of products by its competitors; and (v) lower prices offered by its competitors.

        The Company derives a significant amount of its revenues from various government contracts worldwide. The Company expects that government contracts will continue to be a significant source of its revenues for the foreseeable future. The Company's business generated from government contracts may be materially and adversely affected if: (i) its reputation or relationship with government agencies is impaired; (ii) it is suspended or otherwise prohibited from contracting with a domestic or foreign government or any significant law enforcement agency; (iii) levels of government expenditures and authorizations for law enforcement and security related programs decrease, remain constant or shift to programs in areas where it does not provide products and services; (iv) it is prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of laws or regulations, including those related to procurement; (v) it is not granted security clearances that are required to sell its products to domestic or foreign governments or such security clearances are revoked; or (vi) there is a change in government procurement procedures.

        The Company's quarterly operating results are difficult to predict and may fluctuate significantly in the future, which in turn may result in volatility in its stock price. The following factors, among others, many of which are outside its control, can cause fluctuations in operating results and stock price volatility: (i) the size, timing, terms and conditions of orders from and shipments to its customers; (ii) unanticipated delays or problems in releasing new products; (iii) the timing and success of its customers' deployment of its products and services; and (iv) the amount and timing of its investments in research and development activities.

        The deferral or loss of one or more significant sales could materially and adversely affect the Company's operating results in any fiscal quarter, particularly if there are significant sales and marketing expenses associated with the deferred or lost sales. The Company bases its current and future expense levels on its internal operating plans and sales forecasts, and its operating costs are, to a large extent, fixed. As a result, the Company may not be able to sufficiently reduce its costs in any quarter to compensate for an unexpected near-term shortfall in revenues.

        The markets for the Company's digital security and surveillance and enterprise business intelligence products are still emerging. The Company's growth is dependent on, among other things, the size and pace at which the markets for its products develop. If the markets for its products decrease, remain constant or grow slower than the Company anticipates, the Company will not be able to maintain its growth. Continued growth in the demand for the Company's products is uncertain as, among other reasons, its existing customers and potential customers may: (i) not achieve a return on their investment in its products; (ii) experience technical difficulty in utilizing its products; or (iii) use alternative solutions to achieve their security, intelligence or business objectives. In addition, as the Company's enterprise business intelligence products are sold primarily to contact centers, slower than anticipated growth or a contraction in the number of contact centers will have a material adverse effect on the Company's ability to maintain its growth.

        The markets for the Company's products are characterized by rapidly changing technology and evolving industry standards. The introduction of products embodying new technology and the emergence of new industry standards can render the Company's existing products obsolete and unmarketable and can exert price pressures on existing products. It is critical to the Company's success for it to be able to anticipate changes in technology or in industry standards and to successfully develop and introduce new, enhanced and competitive products on a timely basis. The Company cannot be assured that it will successfully develop new products or introduce new applications for existing products, that new products and applications will achieve market acceptance or that the introduction of new products or technological developments by its competitors will not render its products obsolete. The Company's inability to develop products that are competitive in technology and price and meet customer needs could have a material adverse effect on its business, financial condition and results of operations.

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

        The Company's competitors may be able to develop more quickly or adapt faster to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Some of the Company's competitors have, in relation to it, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. New competitors or alliances among competitors could emerge and rapidly take significant market share. In addition, some of the Company's customers may in the future decide to develop internally their own solutions instead of purchasing them from the Company. Increased competition could force the Company to lower its prices or take other actions to differentiate its products.

        Many of the Company's government contracts contain provisions that give the governments party to those contracts rights and remedies not typically found in private commercial contracts, including provisions enabling the governments to: (i) terminate or cancel existing contracts for convenience; (ii) in the case of the U.S. government, suspend it from doing business with a foreign government or prevent it from selling its products in certain countries; (iii) audit and object to its contract-related costs and expenses, including allocated indirect costs; and (iv) change specific terms and conditions in its contracts, including changes that would reduce the value of its contracts.

        In addition, many jurisdictions have laws and regulations that deem government contracts in those jurisdictions to include these types of provisions, even if the contract itself does not contain them. If a government terminates a contract with the Company for convenience, the Company may not recover its incurred or committed costs, any settlement expenses or profit on work completed prior to the termination. If a government terminates a contract for default, the Company may not recover those amounts, and, in addition, it may be liable for any costs incurred by a government in procuring undelivered items and services from another source.

        The Company must comply with domestic and foreign laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how the Company does business with government agencies in various countries and may impose added costs on its business. For example, in the United States the Company is subject to the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of federal government contracts, and to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with contract negotiations. The Company is subject to similar regulations in foreign countries as well.

        If a government review or investigation uncovers improper or illegal activities, the Company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with government agencies, which could materially and adversely affect its business, financial condition and results of operations. In addition, a government may reform its procurement practices or adopt new contracting rules and regulations that could be costly to satisfy or that could impair the Company's ability to obtain new contracts.

        The Company's subsidiary, Verint Technology Inc. ("Verint Technology") which markets, sells and supports its communications interception solutions to various U.S. government agencies, is required by the National Industrial Security Program to maintain facility security clearances and to be insulated from foreign ownership, control or influence. To comply with the National Industrial Security Program requirements, in January 1999 the Company, Verint Technology, Comverse Technology and the Department of Defense entered into a proxy agreement with respect to the ownership and operations of Verint Technology, which agreement was superceded in May 2001 to comply with the Department of Defense's most recent requirements. Under the proxy agreement, the Company, among other things, appointed three individuals who are U.S. citizens holding the requisite security clearances as holders of proxies to vote the Verint Technology stock. The proxy holders have the power to exercise all prerogatives of ownership of Verint Technology. These three individuals are responsible for the oversight of Verint Technology's security arrangements.

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

        As the communications industry continues to evolve, governments may increasingly regulate products that monitor and record voice, video and data transmissions over public communications networks, such as the Company's solutions. For example, products which the Company sells in the United States to law enforcement agencies and which interface with a variety of wireline, wireless and Internet protocol networks, must comply with the technical standards established by the Federal Communications Commission pursuant to the Communications Assistance for Law Enforcement Act and products that it sells in Europe must comply with the technical standards established by the European Telecommunications Standard Institute. The adoption of new laws governing the use of the Company's products or changes made to existing laws could cause a decline in the use of its products and could result in increased expenses for the Company, particularly if it is required to modify or redesign its products to accommodate these new or changing laws.

        The Company is required to obtain export licenses from the Israeli and German governments to export some of its products that it develops or manufactures in these countries. The Company cannot be assured that it will be successful in obtaining or maintaining the licenses and other authorizations required to export its products from applicable governmental authorities. The Company's failure to receive or maintain any required export license or authorization would hinder its ability to sell its products and could materially and adversely affect its business, financial condition and results of operations.

        The Company's ability to achieve revenue growth depends to some extent on adding new partners to expand its sales channels, as well as leveraging its relationships with existing partners. If the Company's relationships with these value added resellers, systems integrators and strategic and technology partners deteriorate or terminate, the Company may lose important sales and marketing opportunities.

        As part of the Company's growth strategy, it intends to pursue new strategic alliances. The Company considers and engage in strategic transactions from time to time and may be evaluating alliances or joint ventures at any time. The Company competes with other analytic solution providers for these opportunities. The Company cannot be assured that it will be able to effect these transactions on commercially reasonable terms or at all. If the Company enters into these transactions, it also cannot be sure that it will realize the benefits it anticipates.

        The Company's products involve sophisticated hardware and software technology that performs critical functions to highly demanding standards. The Company cannot be assured that current or future products will not develop operational problems, which could have a material adverse effect on it. The Company offers complex products that may contain undetected defects or errors, particularly when first introduced or as new versions are released. The Company may not discover such defects or errors until after a product has been released and used by the customer. Significant costs may be incurred to correct undetected defects or errors in the Company's products and these defects or errors could result in future lost sales. In addition, defects or errors in the Company's products may result in product liability claims, which could cause adverse publicity and impair their market acceptance.

        The Company incorporates in the vast majority of its products software that it licenses from third parties. If the Company loses or is unable to maintain any software licenses, it could incur additional costs or experience unexpected delays until equivalent software can be developed or licensed and integrated into its products.

        While the Company occasionally files patent applications, it cannot be assured that patents will be issued on the basis of such applications or that, if such patents are issued, they will be sufficiently broad to protect its technology. In addition, the Company cannot be assured that any patents issued to it will not be challenged, invalidated or circumvented.

        In order to safeguard its unpatented proprietary know-how, trade secrets and technology, the Company relies primarily upon trade secret protection and non-disclosure provisions in agreements with employees and others having access to confidential information. The Company cannot be assured that these measures will adequately protect it from improper disclosure or misappropriation of its proprietary information.

        The Company's products are often used by customers to compile and analyze highly sensitive or confidential information and data. The Company may come into contact with such information or data when it performs support or maintenance functions for its customers. While it has internal policies, procedures and training for employees in connection with performing these functions, even the perception that any of its employees has improperly handled sensitive or confidential information and data of a customer could harm its reputation and could inhibit market acceptance of its products.

        While the Company implements sophisticated security measures, third parties may attempt to breach its security or inappropriately use its products through computer viruses, electronic break-ins and other disruptions. If successful, confidential information, including passwords, financial information, or other personal information may be improperly obtained and the Company may be subject to lawsuits and other liability. Even if the Company is not held liable, such security breaches could harm its reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of its products.

        The information technology industry is characterized by frequent allegations of intellectual property infringement. In the past, third parties have asserted that certain of the Company's products infringe their intellectual property and similar claims may be made in the future. Any allegation of infringement against the Company could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force it to enter into royalty or license agreements rather than dispute the merits of such allegation. If patent holders or other holders of intellectual property initiate legal proceedings against the Company, it may be forced into protracted and costly litigation. The Company may not be successful in defending such litigation and it may not be able to procure any required royalty or license agreements on terms acceptable to it, or at all.

        The Company generally indemnifies its customers with respect to infringement by its products of the proprietary rights of third parties. Third parties may assert infringement claims against the Company's customers. These claims may require the Company to initiate or defend protracted and costly litigation, regardless of the merits of these claims. If any of these claims succeed, the Company may be forced to pay damages or may be required to obtain licenses for the products its customers use. If the Company cannot obtain all necessary licenses on commercially reasonable terms, its customers may be forced to stop using, or, in the case of value added resellers, selling, its products.

        Although the Company generally uses standard parts and components in its products, it does use some non-standard parts and equipment. The Company relies on non-affiliated suppliers for the supply of certain standard and non-standard components and on manufacturers of assemblies that are incorporated in all of its products. The Company does not have long term supply or manufacturing agreements with all of these suppliers and manufacturers. If these suppliers or manufacturers experience financial, operational, manufacturing capacity or quality assurance difficulties, or if there is any other disruption in its relationships with these suppliers or manufacturers, the Company will be required to locate alternative sources of supply. The Company's inability to obtain sufficient quantities of these components, if and as required in the future, entails the following risks: (i) delays in delivery or shortages in components could interrupt and delay manufacturing and result in cancellations of orders for its products; (ii) alternative suppliers could increase component prices significantly and with immediate effect; (iii) it may not be able to develop alternative sources for product components; (iv) it may be required to modify its products, which may cause delays in product shipments, increased manufacturing costs and increased product prices; and (v) it may be required to hold more inventory than it otherwise might in order to avoid problems from shortages or discontinuance.

        On May 21, 2003, the Company acquired SmartSight. If the Company is unable to successfully integrate SmartSight with its business, it may be unable to realize the anticipated benefits of this acquisition. The Company may experience technical difficulties that could delay the integration of SmartSight's products into the Company's solutions, resulting in business disruptions.

        The Company may in the future pursue acquisitions of businesses, products and technologies, or the establishment of joint venture arrangements. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired or jointly developed business, technology or product could result in a substantial diversion of management resources. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization of certain identifiable intangible assets, research and development write-offs and other acquisition-related expenses. These investments may be made in immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that the Company may lose the total amount of its investments, or more than its total investment if such businesses have liabilities not identified by the Company. The Company may not be able to identify suitable investment candidates, and, even if it does, it may not be able to make those investments on acceptable terms, or at all. In addition, the Company also may fail to successfully integrate acquired businesses with its operations or successfully realize the intended benefits of any acquisition. Due to rapidly changing market conditions, the Company may find the value of its acquired technologies and related intangible assets, such as goodwill, as recorded in its financial statements, to be impaired, resulting in charges to operations. The Company may also fail to retain the acquired or merged company's key employees and customers.

        The Company depends on the continued services of its executive officers and other key personnel. In addition, the Company may need to attract and retain a substantial number of new employees, particularly sales and marketing personnel and technical personnel, who understand and have experience with its products and services. If the Company is unable to attract and retain qualified employees, its ability to grow could be impaired. Competition for personnel for certain positions in the Company's industry is intense, and in the past the Company has experienced difficulty in recruiting qualified personnel due to the market demand for their services. The Company has also experienced difficulty in locating qualified candidates within desired geographic locations and on occasion it has had to relocate personnel to fill positions in locations where it could not attract qualified experienced personnel.

        The Company conducts significant sales and research and development operations in foreign countries, including Israel, Germany and the United Kingdom, and it intends to continue to expand its operations internationally. The Company's business may suffer if it is unable to successfully expand and maintain foreign operations. The Company's foreign operations are, and any future foreign expansion will be, subject to a variety of risks, many of which are beyond its control, including risks associated with: (i) foreign currency fluctuations; (ii) customizing products for foreign countries; (iii) political and economic instability in foreign countries; (iv) potentially adverse tax consequences of operating in foreign countries; (v) legal uncertainties regarding liability, export and import restrictions, tariffs and other trade barriers; (vi) compliance with local laws and regulations, including labor laws, employee benefits, currency restrictions and other requirements; (vii) hiring qualified foreign employees; and (viii) difficulty in accounts receivable collection and longer collection periods.

        To date, most of the Company's sales have been denominated in U.S. dollars, while a significant portion of its expenses, primarily labor expenses in Israel, Germany and the United Kingdom, are incurred in the local currencies of these countries. As a result, the Company is exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could increase the dollar cost of its operations in Israel, Germany or the United Kingdom and would therefore have a material adverse effect on its results of operations.

        In addition, since a portion of the Company's sales are made in foreign currencies, primarily the British pound and the Euro, fluctuation in the value of these currencies relative to the U.S. dollar could decrease its revenues and materially and adversely affect its results of operations. In addition, the Company's costs of operations have at times been negatively affected by changes in the cost of its operations in Israel, resulting from changes in the value of the New Israeli Shekel relative to the U.S. dollar.

        Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. While Israel has signed peace accords with both Egypt and Jordan, since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip, and more recently Israel has experienced terrorist incidents within its borders. During this period, negotiations between Israel and representatives of the Palestinian Authority have been sporadic and have failed to result in peace. The Company could be materially and adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be materially and adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violence in Israel or the outbreak of violent conflicts involving Israel may impede the Company's ability to sell its products and may otherwise materially and adversely affect it.

        In addition, many of the Company's Israeli employees are required to perform annual compulsory military reserve duty in Israel and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have a material adverse effect on the Company's operations.

        The Company receives conditional grants from the Government of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or the OCS, for the financing of a portion of its research and development expenditures in Israel. The terms of these conditional grants limit the Company's ability to manufacture products, and prohibit it from transferring technologies, outside of Israel if such products or technologies were developed using these grants. Even if the Company receives approval to manufacture products developed using these conditional grants outside of Israel, it may be required to pay a significantly increased amount of royalties on an accelerated basis to the Government of Israel, depending on the manufacturing volume that is performed outside of Israel. This restriction may impair the Company's ability to outsource manufacturing or engage in similar arrangements for those products or technologies. In addition, if the Company fails to comply with any of the conditions imposed by the OCS, it may be required to refund any grants previously received together with interest and penalties, and it may be subject to criminal charges. In recent years, the Government of Israel has accelerated the rate of repayment of OCS grants and may further accelerate them in the future. The Company currently pays royalties of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel for repayment of benefits received under this program. Such royalty payments by the Company are currently required to be made until the government has been reimbursed the amounts received by it, linked to the U.S. dollar, plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amounts at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained. Further, the Government of Israel has reduced the benefits available under these programs in recent years and these programs may be discontinued or curtailed in the future. The continued reduction in these benefits or the termination of the

Company's eligibility to receive these benefits may materially and adversely affect the Company's business, financial condition and results of operations.

        The Company's investment programs in manufacturing equipment and leasehold improvements at its facility in Israel has been granted approved enterprise status and it is therefore eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments. The Government of Israel may reduce or eliminate the tax benefits available to approved enterprise programs such as the programs provided to the Company. The Company cannot be assured that these tax benefits will be continued in the future at their current levels or at all. If these tax benefits are reduced or eliminated, the amount of taxes that the Company pays in Israel will increase. In addition, if the Company fails to comply with any of the conditions and requirements of the investment programs, the tax benefits it has received may be rescinded and it may be required to refund the amounts it received as a result of the tax benefits, together with interest and penalties.

        The recent outbreak of severe acute respiratory syndrome, or SARS, which has had particular impact in China, Hong Kong and Singapore, could have a negative effect on the Company's operations in those regions, including delaying or preventing its expansion in those regions. If the number of SARS cases continues to spread to other areas, the Company's international and domestic sales and operations could be harmed. In addition, the recent outbreak of SARS has curtailed travel to and from certain countries. Continued or additional restrictions on travel to and from these and other regions on account of SARS could have a material adverse effect on the Company's business, results of operations and financial condition.

        CTI beneficially owns a majority of the Company's outstanding shares of common stock. Consequently, CTI effectively controls the outcome of all matters submitted for stockholder action, including the composition of the Company's board of directors and the approval of significant corporate transactions. Through its representation on the Company's board of directors, CTI has a controlling influence on the Company's management, direction and policies, including the ability to appoint and remove its officers. As a result, CTI may cause the Company to take actions which may not be aligned with the Company's interests or those of its other stockholders. For example, Comverse Technology may prevent or delay any transaction involving a change in control or in which stockholders might receive a premium over the prevailing market price for their shares.

        The Company receives insurance, legal and certain administrative services from CTI under a corporate services agreement. The Company's enterprise resource planning software is maintained and supported by Comverse, Ltd., a subsidary of CTI, under an enterprise resource planning software sharing agreement. The Company also obtains personnel and facility services from Comverse, Inc. under a satellite services agreement. If these agreements are terminated, the Company may be required to obtain similar services from other entities or, alternatively, it may be required to hire qualified personnel and incur other expenses to obtain these services. The Company may not be able to hire such personnel or to obtain comparable services at prices and on terms as favorable as it currently has under these agreements.

        The Company has entered into a business opportunities agreement with CTI that addresses potential conflicts of interest between CTI and the Company. This agreement allocates between CTI and the Company opportunities to pursue transactions or matters that, absent such allocation, could constitute corporate opportunities of both companies. As a result, the Company may lose valuable business opportunities. In general, the Company is precluded from pursuing opportunities offered to officers or employees of CTI who may also be its directors, officers or employees unless CTI fails to pursue these opportunities.

        Six of the Company's twelve directors are officers and/or directors or employees of CTI, or otherwise affiliated with CTI. These directors have fiduciary duties to both companies and may have conflicts of interest on matters affecting both the Company and CTI and in some circumstances may have interests adverse to the Company. The Company's Chairman, Kobi Alexander, is the chairman of CTI. This position with CTI imposes significant demands on Mr. Alexander's time and presents potential conflicts of interest.

        Prior to the Company's initial public offering in May 2002, it was included in the CTI consolidated group for federal income tax purposes and did not file its own federal income tax return. Following the Company's initial public offering, it ceased to be included in the CTI consolidated group for federal income tax purposes. To the extent CTI or other members of the group fail to make any federal income tax payments required of them by law in respect of years for which CTI filed a consolidated federal income tax return which included the Company, the Company would be liable for the shortfall. Similar principles apply for state income tax purposes in many states. In addition, by virtue of its controlling ownership and its tax sharing agreement with the Company, CTI effectively controls all of the Company's tax decisions for periods ending prior to the completion of its initial public offering. For periods during which the Company was included in the CTI consolidated group for federal income tax purposes, CTI has sole authority to respond to and conduct all federal income tax proceedings and audits relating to the Company, to file all federal income tax returns on its behalf and to determine the amount of its liability to, or entitlement to payment from, CTI under its tax sharing agreement. Despite this agreement, federal law provides that each member of a consolidated group is liable for the group's entire tax obligation and the Company could, under certain circumstances, be liable for taxes of other members of the CTI consolidated group.

        The trading price of the Company's shares of common stock has been affected by the factors disclosed in this section as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology-related industries, such as the Company's, tend to exhibit a high degree of volatility. The announcement of financial results that fall short of the results anticipated by the public markets could have an immediate and significant negative effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of its sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period. These factors may contribute to the volatility of the trading value of the Company's shares regardless of its long-term prospects. The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in its industry generally, and its business segment in particular, which may not have any direct relationship with its business or prospects.

        In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. The Company could be the target of similar litigation in the future. Securities litigation could result in the expenditure of substantial costs, divert management's attention and resources, harm the Company's reputation in the industry and the securities markets and reduce its profitability.

        Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact the Company's facilities, personnel and operations which are located in the United States, Israel, Europe, the Far East, Australia and South America, as well as those of its clients. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for its products. These developments could have a material adverse effect on the Company's business and the trading price of its common stock.

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

FORWARD-LOOKING STATEMENTS

        The Company may include forward-looking statements in its periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K, in its annual report to stockholders, in its proxy statements, in its Registration Statement on Form S-3 filed with the Securities and Exchange Commission, in its press releases, in other written materials, and in statements made by employees to analysts, investors, representatives of the media, and others.

        Forward-looking statements include information concerning the Company's possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities and the effects of competition and regulation. Forward-looking statements include all statements that are not historical facts. These statements can be identified by the use of forward-looking terminology, such as the words "believes," "expects," "anticipates," "intends," "plans," "estimates," "may" or "might" or other similar expressions.

        Forward-looking statements involve significant risks, uncertainties and assumptions. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, actual results may differ materially from those expressed in these forward-looking statements. Undue reliance should not be placed on any forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements, even if new information becomes available or other events occur in the future. Many important factors, in addition to those discussed in the section entitled "Certain Trends and Uncertainties" and elsewhere, could cause the Company's results to differ materially from those expressed or suggested in forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

        The Company is exposed to market risk from changes in foreign currency exchange rates that could impact its results of operations and financial condition. The Company considers the foreign currency exchange rate risk, in particular that of the U.S. dollar versus the British pound, the Euro and the New Israeli Shekel, to be its primary market risk exposure. From time to time, the Company may enter into material foreign currency exchange contracts or other derivative instruments to reduce its exposure to the foreign currency exchange risks. In the future, the Company may use foreign currency exchange contracts and other derivative instruments to reduce its exposure to this risk.

        The Company currently maintains its surplus cash in short-term, interest-bearing investment-grade instruments or bank deposits. The Company does not expect that a 100 basis point increase nor decrease from current interest rates would have a material effect on its financial position, results of operations or cash flows.

ITEM 4. Controls and Procedures.

        (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including its principal executive officer and its principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

PART II

ITEM 2. Changes in Securities and Use of Proceeds.

        On May 21, 2003, the Company acquired all of the issued and oustanding shares of SmartSight Networks Inc. The purchase price consisted of approximately $7.0 million in cash, subject to certain adjustments, and 149,731 shares of the Company's common stock issued by the Company to certain former shareholders of SmartSight. The shares of common stock of the Company issued by the Company in connection with this acquisition did not involve any public offering and were issued pursuant to the exemption from registration in Section 4(2) of the Securities Act.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)
Exhibit Index.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.2	Certification Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
These exhibits are being "furnished" with this periodic report and are not deemed "filed" with the Securities and Exchange Commission and are not incorporated by reference in any filing of Comverse Technology under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filings.

(b)
Reports on Form 8-K.

          None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERINT SYSTEMS INC.
Dated: June 12, 2003	By:	/s/ DAN BODNER Dan Bodner President and Chief Executive Officer Principal Executive Officer
Dated: June 12, 2003	By:	/s/ IGAL NISSIM Igal Nissim Vice President and Chief Financial Officer Principal Financial Officer

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

Date: June 12, 2003
	By:	/s/ DAN BODNER
		Name:	Dan Bodner
		Title:	Chief Executive Officer

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

Date: June 12, 2003
	By:	/s/ IGAL NISSIM
		Name:	Igal Nissim
		Title:	Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. Financial Statements.
VERINT SYSTEMS INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (In thousands, except share data)
VERINT SYSTEMS INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (Unaudited) (In thousands, except per share data)
VERINT SYSTEMS INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
VERINT SYSTEMS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
  ITEM 4. Controls and Procedures.
PART II
  ITEM 2. Changes in Securities and Use of Proceeds.
  ITEM 6. Exhibits and Reports on Form 8-K.
SIGNATURES
Dan Bodner, Certification
Igal Nissim, Certification