Form 10-Q
period 2003-07-31
VERINT SYSTEMS INC
filed 2003-09-15
CIK 1166388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended July 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 000-49790


                               Verint Systems Inc.
             (Exact name of registrant as specified in its charter)


                  Delaware                          11-3200514
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)         Identification No.)

 330 South Service Road, Melville, NY                 11747
(Address of principal executive offices)            (Zip Code)

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

                                             Yes |X|           No |_|


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                             Yes |_|           No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.001 per share, outstanding as of September 10, 2003 was 29,834,590.




                                TABLE OF CONTENTS

                                     PART I
                              Financial Information

                                                                                                 Page
ITEM 1. Financial Statements.                                                                    ----

    1.          Condensed Consolidated Balance Sheets as
                of January 31, 2003 and July 31, 2003                                               3

    2.          Condensed Consolidated Statements of Income
                for the Three and Six Month Periods Ended July 31, 2002
                and July 31, 2003                                                                   4

    3.          Condensed Consolidated Statements of Cash Flows
                for the Six Month Periods Ended July 31, 2002 and July 31, 2003                     5

    4.          Notes to Condensed Consolidated Financial
                Statements                                                                          6


ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.                                             16

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.                                31

ITEM 4. Controls and Procedures.                                                                   31

                                     PART II
                                Other Information

ITEM 2. Changes in Securities and Use of Proceeds.                                                32

ITEM 6. Exhibits and Reports on Form 8-K.                                                         32

SIGNATURES                                                                                        34


                                     PART I

ITEM 1. Financial Statements.


                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


ASSETS
                                                                               January 31,            July 31,
                                                                                  2003*                 2003
                                                                                  -----                 ----
                                                                                                     (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                               $   133,933             $  216,711
   Accounts receivable, net                                                     27,279                 35,154
   Inventories                                                                   8,866                  9,579
   Prepaid expenses and other current assets                                     4,079                  5,324
                                                                           -----------             ----------
TOTAL CURRENT ASSETS                                                           174,157                266,768
PROPERTY AND EQUIPMENT, net                                                     12,965                 13,899
OTHER ASSETS                                                                    19,928                 28,405
                                                                           -----------             ----------
TOTAL ASSETS                                                               $   207,050             $  309,072
                                                                           ===========             ==========

---------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $    43,622             $   52,812
   Advance payments from customers                                              19,013                 17,603
   Current maturities of long-term bank loans                                   42,199                    289
   Convertible note                                                                  -                  2,200
                                                                           -----------             ----------
TOTAL CURRENT LIABILITIES                                                       104,834                72,904

LONG-TERM BANK LOANS                                                             1,678                  1,940
CONVERTIBLE NOTE                                                                 2,200                      -
OTHER LIABILITIES                                                                2,172                  2,846
                                                                           -----------             ----------
TOTAL LIABILITIES                                                              110,884                 77,690
                                                                           -----------             ----------

STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value - authorized, 120,000,000 shares;
     issued and outstanding, 23,665,717 and 29,775,351 shares                       24                     30
   Additional paid-in capital                                                  130,748                258,627
   Accumulated deficit                                                         (34,855)               (27,366)
   Cumulative translation adjustment                                               249                     91
                                                                           -----------              ---------
TOTAL STOCKHOLDERS' EQUITY                                                      96,166                231,382
                                                                           -----------              ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   207,050              $ 309,072
                                                                           ===========              =========


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


                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)

                                                              Six months ended               Three months ended
                                                                  July 31,                         July 31,
                                                           2002             2003              2002          2003
                                                           ----             ----              ----          ----
Sales                                                   $  74,787        $  91,307         $  38,470      $  46,892
Cost of sales                                              37,952           42,678            19,388         21,766
                                                        ---------       ----------        ----------      ---------
Gross profit                                               36,835           48,629            19,082         25,126

Operating expenses:
   Research and development, net                            8,130           11,027             4,238          5,692
   Selling, general and administrative                     24,398           29,970            12,612         15,301
                                                        ---------       ----------        ----------      ---------
   Income from operations                                   4,307            7,632             2,232          4,133

Interest and other income, net                                673              935               560            420
                                                        ---------       ----------        ----------      ---------

Income before income taxes                                  4,980            8,567             2,792          4,553
Income tax provision                                        1,051            1,078               570            576
                                                        ---------       ----------        ----------      ---------

Net income                                              $   3,929        $   7,489         $   2,222      $   3,977
                                                        =========        =========         =========      =========

Earnings per share:
    Basic                                               $    0.19       $     0.29        $     0.10      $    0.15
                                                        =========       ==========        ==========      =========

    Diluted                                             $    0.18       $     0.28        $     0.09      $    0.14
                                                        =========       ==========        ==========      =========


   The accompanying notes are an integral part of these financial statements.


                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                 Six months ended

                                                                                                     July 31,
                                                                                               2002          2003
                                                                                               ----          ----
Cash flows from operating activities:
     Net cash from operations after adjustment
       for non-cash items                                                               $      8,106     $   12,785
    Changes in assets and liabilities:
    Accounts receivable                                                                        5,099         (7,054)
    Inventories                                                                                  743            (48)
    Prepaid expenses & other current assets                                                     (246)          (470)

    Accounts payable and accrued expenses                                                      4,189          7,244
    Advance payments from customers                                                              322         (1,410)
    Other, net                                                                                   (75)           374
                                                                                        ------------    -----------
Net cash provided by operating activities                                                     18,138         11,421
                                                                                        ------------    -----------

Cash flows from investing activities:
    Cash paid for a business combination                                                      (9,706)        (6,115)
    Purchases of property and equipment                                                       (2,188)        (3,049)
    Capitalization of software development costs                                              (2,485)        (2,170)
                                                                                        ------------    -----------
Net cash used in investing activities                                                        (14,379)       (11,334)
                                                                                        ------------    -----------

Cash flows from financing activities:
    Net proceeds (repayments) of bank loans                                                      (47)       (42,557)
    Net proceeds from issuance of common stock                                                65,629        125,248
                                                                                        ------------     ----------
Net cash provided by financing activities                                                     65,582         82,691
                                                                                        ------------     ----------

Net increase in cash and cash equivalents                                                     69,341         82,778
Cash and cash equivalents, beginning of period                                                49,860        133,933
                                                                                        ------------     ----------
Cash and cash equivalents, end of period                                                  $  119,201      $ 216,711
                                                                                        ============     ==========


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

         The accompanying financial information should be read in conjunction with the audited financial statements, including the notes thereto, for the annual period ended January 31, 2003. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair statement of the results for the interim periods presented herein. The Company's results of operations for the three month and six month periods ended July 31, 2003 are not necessarily indicative of the Company's results to be expected for the full year. The condensed consolidated balance sheet as of January 31, 2003 has been summarized from the Company's audited consolidated balance sheet as of that date. Certain prior periods amounts have been reclassified to conform to the manner of presentation in the current periods.


     2.  Public Offering

         In June 2003, the Company completed a public offering of 5,750,000 shares of its common stock at a price of $23.00 per share. The shares offered included 149,731 shares issued to Smartsight Networks Inc.'s former shareholders in connection with its acquisition (see also note
         11). The net proceeds to the Company of the offering were approximately $122.2 million. The Company intends to use the net proceeds of the offering to finance the growth of its business and for general corporate purposes. The Company may also use a portion of the proceeds for acquisitions or other investments.


     3.  Stock-Based Employee Compensation

         The Company applies the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation. Accordingly, stock-based employee compensation cost is recognized only when employee stock options are granted with exercise prices below the fair market value at the date of grant. Any resulting stock-based employee compensation cost is recognized ratably over the associated service period, which is generally the option vesting period. The Company recognized stock-based employee compensation cost in the condensed consolidated statements of income of approximately $16,000 and $32,000 in the three month and six month periods ended July 31, 2002, respectively, and $13,000 and $26,000 in the three month and six month periods ended July 31, 2003, respectively. These costs were recognized in connection with certain employee stock options granted with exercise prices below the fair market value at the date of grant. As of July 31, 2003, 56,970 employee stock options were outstanding with exercise prices below the fair market value at the date of the grant. All other employee stock options have been granted at exercise prices equal to fair market value on the date of grant, and, accordingly, no compensation expense has been recognized by the Company in the consolidated statement of income.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:


                                                            Six Months Ended               Three Months Ended
                                                                July 31,                         July 31,
                                                          2002            2003             2002             2003
                                                         ----            ----             ----             ----
                                                                 (In thousands, except per share data)

       Net income, as reported                            $ 3,929      $ 7,489             $ 2,222      $  3,977
       Less: Stock-based employee compensation
         cost determined under the fair value
         method, net of related tax effects
                                                            2,012        2,448               1,041         1,358
                                                          -------     --------               -----      --------

       Pro forma net income                               $ 1,917      $ 5,041              $1,181      $  2,619
                                                          =======      =======              ======      ========

       Earnings per share:
       Basic - as reported                                 $ 0.19      $  0.29              $ 0.10     $    0.15
                                                           ======      =======              ======     =========
       Basic - pro forma                                   $ 0.09      $  0.20              $ 0.05     $    0.10
                                                           ======      =======              ======     =========

       Diluted - as reported                               $ 0.18      $  0.28              $ 0.09     $    0.14
                                                           ======      =======              ======     =========
       Diluted - pro forma                                 $ 0.09      $  0.19              $ 0.05     $    0.09
                                                           ======      =======              ======     =========

     4.  Inventories

         The composition of inventories at January 31, 2003 and July 31, 2003 is as follows:


                                                             January 31,                  July 31,
                                                               2003                         2003
                                                               -----                        ----
                                                                        (In thousands)
                  Raw materials                             $   5,337                  $   6,418
                  Work in process                               1,405                        935
                  Finished goods                                2,124                      2,226
                                                            ---------                 ----------
                                                            $   8,866                  $   9,579
                                                            =========                 ==========



     5.  Research and Development Expenses

         The Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel (the "OCS") under which the OCS reimburses a portion of the Company's research and development expenditures under approved project budgets. Under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval. The Company is currently involved in several ongoing research and development projects supported by the OCS. Reimbursements from the OCS amounted to approximately $1.3 million and $2.5 million in the three month and six month periods ended July 31, 2002, respectively, and $1.0 million and $2.2 million in the three month and six month periods ended July 31, 2003, respectively.


     6.   Earnings Per Share

         The computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all potentially dilutive issuances of stock. The calculation for earnings per share for the three month and six month periods ended July 31, 2002 and 2003 was as follows:






                                                                    Three Months ended
                                   --------------------------------------------------------------------------------
                                                July 31, 2002                               July 31, 2003
                                   ------------------------------------        ------------------------------------
                                       Net                Per Share               Net                 Per Share
                                      Income     Shares   Amount               Income      Shares     Amount
                                                     (In thousands, except  per share data)


       Basic EPS
       Net Income                  $ 2,222       22,695    $  0.10             $ 3,977      27,067      $  0.15
                                                           =======                                      =======

       Effect of Dilutive
          Securities
       -----------------------
       Stock Options                              1,026                                      1,803
       Convertible Note                             137                                        137
                                   -------       ------                        -------      ------

       Diluted EPS                 $ 2,222       23,858    $  0.09             $ 3,977      29,007      $  0.14
       -----------                 =======       ======   ========             =======      ======      =======




                                                                     Six Months ended
                                   --------------------------------------------------------------------------------

                                                July 31, 2002                               July 31, 2003
                                   ------------------------------------        ------------------------------------
                                    Net                 Per Share                Net                Per Share
                                   Income      Shares     Amount                 Income     Shares    Amount

                                                         (In thousands, except  per share data)



       Basic EPS
       Net Income                  $ 3,929       20,827    $  0.19             $ 7,489      25,408     $   0.29
                                                           =======                                     ========

       Effect of Dilutive
          Securities
       ---------------------------
       Stock Options                              1,300                                      1,612
       Convertible Note                             137                                        137
                                   -------     --------                        -------      ------

       Diluted EPS                 $ 3,929       22,264    $  0.18             $ 7,489      27,157     $  0.28
       -----------                 =======     ========    =======             =======      ======     =======


    7.   Comprehensive Income

         Total comprehensive income was approximately $1,958,000 and $3,451,000 for the three month periods ended July 31, 2002 and July 31, 2003, respectively, and approximately $3,406,000 and $7,331,000 for the six month periods ended July 31, 2002 and July 31, 2003, respectively. The elements of comprehensive income include net income and foreign currency translation adjustments.


    8.   Workforce Reduction, Restructuring and Impairment Charges

         During the year ended January 31, 2002, the Company took steps to better align its cost structure with the business environment, to improve the efficiency of its operations and to increase its profitability. These steps included reductions in the Company's workforce and the consolidation of its facilities in the United Kingdom, which were announced in April and December 2001.

         As of July 31, 2003, the Company had accrued liabilities of approximately $16,000 related to facilities consolidation costs. A roll-forward of the accrued liabilities for the workforce reduction and facilities consolidation costs from January 31, 2003 is as follows:



                                 Accrual Accrual
                              Balance at Balance at
                            January 31, Cash July 31,
                                              2003           Payments             2003
                                              ----           --------             ----
                                                         (In thousands)
         Severance and related           $       26        $       26        $         -
         Facilities                             189               173                 16
                                         ----------        ----------        -----------
         Total                           $      215        $      199         $       16
                                         ==========        ==========         ===========


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

    9.    Related Party Transactions and Balances

         Corporate Services Agreement - The Company recorded expenses of approximately $131,000 and $144,000 for the three month periods ended July 31, 2002 and 2003, respectively, and $262,000 and $288,000 for the six month periods ended July 31, 2002 and July 31, 2003, respectively, for the services provided by the Company's parent, CTI, under the Corporate Services Agreement between the Company and CTI.

         Enterprise Resource Planning Software Sharing Agreement - The Company recorded $25,000 for each of the three month periods ended July 31, 2002 and 2003, and $50,000 for each of the six month periods ended July 31, 2002 and 2003, for support services rendered by Comverse Ltd., a subsidiary of CTI, under the Enterprise Resource Planning Software Sharing Agreement between the Company and Comverse Ltd.

         Satellite Services Agreement - The Company recorded expenses of approximately $621,000 and $439,000 for the three month periods ended July 31, 2002 and 2003, respectively, and $1,097,000 and $861,000, for the six month periods ended July 31, 2002 and 2003, respectively, for services rendered by Comverse, Inc., a subsidiary of CTI, and its subsidiaries under the Satellite Services Agreement between the Company and Comverse, Inc.

         Transactions with an Affiliate -The Company sold products and services to Verint Systems (Singapore) PTE LTD, an affiliated systems integrator in which the Company holds a 50% equity interest, amounting to approximately $431,000 and $1,523,000, during the three month periods ended July 31, 2002 and 2003, respectively, and $500,000 and $3,172,000, during the six month periods ended July 31, 2002 and July 31, 2003, respectively. In addition, the Company was charged with installation, support, marketing and office service fees by that affiliate amounting to approximately $96,000 and $128,000 for the three month periods ended July 31, 2002 and 2003, respectively, and $211,000 and $330,000, for the six month periods ended July 31, 2002 and 2003, respectively.

         Transactions with Other Subsidiaries of CTI - The Company charges subsidiaries of CTI for services relating to the use of the Company's facilities and employees. Charges to these subsidiaries were approximately $45,000 and $32,000 for the three month periods ended July 31, 2002 and 2003, respectively, and $88,000 and $ 65,000 for the six month periods ended July 31, 2002 and July 31, 2003, respectively.

         The Company also purchased products and services from other subsidiaries of CTI in the ordinary course of business. Purchases from these subsidiaries were approximately $0 and $3,000 for the three month periods ended July 31, 2002 and 2003, respectively, and $0 and $11,000 for the six month periods ended July 31, 2002 and 2003, respectively.

         Related Party Balances - Related party balances included in the condensed consolidated balance sheets are as follows (in thousands):

                                                                            January 31,           July 31,
                                                                               2003                 2003
                                                                               ----                 ----
         Included in accounts receivable, net                               $ 1,750               $   3,074
                                                                            =======               =========
         Included in accounts payable and
            accrued expenses                                                $ 1,157               $     754
                                                                            =======               =========

    10.  Employee Stock Purchase Plan

         The Company adopted its 2002 Employee Stock Purchase Plan, which was amended and restated on May 22, 2003, under which all employees who have completed three months of employment are entitled, through payroll deductions of amounts up to 10% of their base salary, to purchase shares of the Company's common stock at 85% of the lesser of the market price at the offering commencement date or the offering termination date. The number of shares available under this Employee Stock Purchase Plan is 1,000,000, of which 59,288 had been issued as of July 31, 2003.

    11.  Acquisitions

         In May 2003, the Company acquired all of the issued and outstanding shares of Smartsight Networks Inc. ("Smartsight"), a Canadian corporation that develops IP-based video edge devices and software for wireless video transmission. The purchase price consisted of approximately $7,144,000 in cash and 149,731 shares of the Company. Shares issued as part of the purchase price were accounted for with a value of approximately $3,063,000, or $20.46 per share. In connection with this acquisition, the Company incurred transaction costs, consisting primarily of professional fees amounting to approximately $263,000.

         The acquisition was accounted for using the purchase method. The purchase price was allocated to the assets and liabilities of Smartsight based on the estimated fair value of those assets and liabilities as of May 2003. Identifiable intangible assets consist of sales backlog, acquired technology, trade name, customer relationships and non-competition agreements and have an estimated useful life of up to five years. The results of operations of Smartsight have been included in the Company's results of operations since May 2003.

         The following is a summary of the allocation of the purchase price for this acquisition:

                                                               (In thousands)

Purchase price                                                    $ 10,207
Acquisition costs                                                      263
                                                                  --------
    Total purchase price                                          $ 10,470
                                                                  ========

Fair value of net assets acquired                                 $  1,880
Identifiable intangible assets                                       2,077
Goodwill                                                             6,513
                                                                  --------
   Total purchase price                                           $ 10,470
                                                                  ========

Purchase price paid in cash                                       $  7,407
Shares issued                                                        3,063
                                                                  --------
    Total purchase price                                          $ 10,470
                                                                  ========

         The summary unaudited pro forma condensed consolidated results of operations, assuming the acquisition had occurred at the beginning of the periods, would have reflected consolidated revenues of approximately $39,548,000, net income of approximately $2,357,000, basic earnings per share of $0.10 and diluted earnings per share of $0.10 for the three months period ended July 31, 2002. For the six month periods ended July 31, 2002 and 2003 the summary unaudited pro forma condensed consolidated results of operations would have reflected revenues of approximately $76,839,000 and $93,353,000, net income of approximately $4,175,000 and $7,541,000, basic earnings per share of $0.20 and $0.30 and diluted earnings per share of $0.19 and $0.28, respectively. These pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, the pro forma results are not necessarily indicative of the results that will occur in the future.

    12.  Business Segment Information

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



                                   United                   United                     Reconciling    Consolidated
                                   States        Israel     Kingdom            Other      Items           Totals
                              --------------------------------------------------------------------------------------
      Three months ended
        July 31, 2002:                                               (In thousands)
        --------------
 Sales                            $ 20,408      $15,613     $4,388              $3,913     $(5,852)    $ 38,470
 Costs and expenses                (19,466)     (13,962)    (4,859)             (3,896)      5,945      (36,238)
                              --------------------------------------------------------------------------------------
 Operating income (loss)          $    942      $ 1,651     $ (471)             $   17     $    93     $  2,232
                              ======================================================================================

        Three months ended
          July 31, 2003:
          --------------
    Sales                         $ 22,622      $20,945     $6,076              $5,026     $(7,777)    $ 46,892
    Costs and expenses             (20,509)     (17,348)    (7,267)             (5,461)      7,826      (42,759)
                                ------------------------------------------------------------------------------------
    Operating income (loss)       $  2,113     $  3,597    $(1,191)             $ (435)     $   49     $  4,133
                                ====================================================================================


                                   United                   United                     Reconciling   Consolidated
                                   States        Israel     Kingdom            Other       Items        Totals
                                 -----------------------------------------------------------------------------------
         Six months ended
          July 31, 2002:                                                (In thousands)
          --------------
   Sales                         $  40,715     $ 31,487   $ 11,581           $   5,043    $(14,039)    $ 74,787
   Costs and expenses              (39,598)     (27,678)   (11,247)             (5,749)     13,792      (70,480)
                                 -----------------------------------------------------------------------------------
   Operating income (loss)       $   1,117     $  3,809   $    334           $    (706)   $   (247)    $  4,307
                                 ===================================================================================

        Six months ended
          July 31, 2003:
          --------------

   Sales                         $  43,794     $ 41,198   $ 12,140            $  7,253    $(13,078)    $ 91,307
   Costs and expenses              (39,927)     (34,385)   (13,043)             (8,371)     12,051      (83,675)
                                ------------------------------------------------------------------------------------
   Operating income (loss)       $   3,867     $  6,813   $   (903)           $ (1,118)   $ (1,027)    $  7,632
                                ====================================================================================

   Total Assets:

   July 31, 2002                  $110,024     $ 80,861   $ 12,441            $  7,063   $ (17,327)    $193,062
                                ====================================================================================
   July 31, 2003                  $209,438     $ 96,144   $ 10,725            $ 20,310   $ (27,545)    $309,072
                                ====================================================================================



         Reconciling items consist of the following:
           Sales - elimination of inter-company revenues.
           Operating income - elimination of inter-company operating income. Total assets - elimination of inter-company receivables.and inter-company profit included in certain assets.

   13.   Bank Loan

         In February 2003, the Company repaid a bank loan of $42 million.


   14.   Effect of New Accounting Pronouncements

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No.149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's condensed consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's condensed consolidated financial statements.

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

Six Month and Three Month Periods Ended July 31, 2003
Compared to Six Month and Three Month Periods Ended July 31, 2002

    Sales. Sales for the six month and three month periods ended July 31, 2003 increased by approximately $16.5 million (22%) and $8.4 million (22%), respectively, as compared to the six month and three month periods ended July 31, 2002. This increase was attributable to a higher sales volume of both product and services. Sales to international customers represented approximately 53% and 52% of sales for the six month and three month periods ended July 31, 2003 as compared to approximately 49% and 50% for the six month and three month periods ended July 31, 2002.

    Cost of Sales. Cost of sales for the six month and three month periods ended July 31, 2003 increased by approximately $4.7 million (12%) and $2.4 million (12%), respectively, as compared to the six month and three month periods ended July 31, 2002. The increase in the six month and three month periods ended July 31, 2003 is primarily attributable to an increase in salaries and fringe benefits of approximately $1.7 million and $0.9 million, respectively, an increase in materials and overhead costs of approximately $1.4 million and $0.9 million, respectively, an increase in subcontractors and consultants of approximately $0.7 million and $0.6 million, respectively, and an increase in other operations costs of approximately $0.9 million and $0.0 million, respectively. Gross margins increased to approximately 53.3% and 53.6%, in the six month and three month periods ended July 31, 2003, respectively, from approximately 49.3% and 49.6%, in the six month and three month periods ended July 31, 2002, respectively.

    Research and Development Expenses, net. Research and development expenses, net, for the six month and three month periods ended July 31, 2003 increased by approximately $2.9 million (36%), and $1.5 million (34%), respectively, as compared to the six month and three month periods ended July 31, 2002. This net increase was attributable to an increase in salaries and fringe benefits of approximately $1.9 million and $1.2 million, respectively, a decrease in government reimbursements of approximately $0.3 million and $0.3 million, respectively, and an increase in other research and development expenses of $0.7 million and $0.0 million, respectively. Research and development expenses, net, as a percentage of sales, increased to approximately 12% for the six month and three month periods ended July 31, 2003 from approximately 11% for the six month and three month periods ended July 31, 2002.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six month and three month periods ended July 31, 2003 increased by approximately $5.6 million (23%), and $2.7 million (21%), respectively, as compared to the six month and three month periods ended July 31, 2002. This increase was attributable to an increase in salaries and fringe benefits, primarily to sales and marketing personnel, amounting to approximately $2.5 million and $1.9 million, respectively, an increase (decrease) in agent commissions of approximately $0.8 million and ($0.4) million, respectively, an increase in subcontractors and consultants of approximately $0.8 million and $0.5 million, respectively, an increase (decrease) in bad debt expenses of approximately $0.5 million and ($0.1) million, respectively, and an increase in other selling, general and administrative expenses of approximately $1.0 million and $0.8 million, respectively. Selling, general and administrative expenses as a percentage of sales remained approximately 33% for the six month and three month periods ended July 31, 2003 and July 31, 2002.

    Interest and Other Income, net. Net interest and other income for the six month and three month periods ended July 31, 2003 increased (decreased) by approximately $0.3 million and ($0.1) million, respectively, as compared to the six month and three month periods ended July 31, 2002. The increase of approximately $0.3 million for the six month period ended July 31, 2003 as compared to the six month period ended July 31, 2002, was attributable to an increased interest income of approximately $0.3 million, decreased interest expense of approximately $0.4 million, increased gains from the Company's share in the profit of an affiliate of approximately $0.5 million and decreased other expense of approximately $0.8 million mainly due to a write-down of certain investment in the six month period ended July 31, 2002. These changes were offset by decreased foreign currency gains of approximately $1.7 million. The decrease of approximately $0.1 million for the three month period ended July 31, 2003, as compared to the three month period ended July 31, 2002, was attributable to decreased foreign currency gains of approximately $1.0 million offset by decreased interest expense of approximately $0.3 million and decreased other expense of approximately $0.6 million mainly due to a write-down of certain investment in the three month period ended July 31, 2002.

    Income Tax Provision. Income tax provision for the six month and three month periods ended July 31, 2003, did not substantially change as compared to the six month and three month periods ended July 31, 2002. The overall effective tax rate decreased to approximately 13%, for the six month and three month periods ended July 31, 2003, from approximately 21% and 20% for the six month and three month periods ended July 31, 2002. The decreased effective tax rate is mainly attributable to preferential tax rates in Israel and to the use of net operating losses carry forwards in certain tax jurisdictions.

    Net Income. Net income for the six month and three month periods ended July 31, 2003 increased by approximately $3.6 million (91%) and $1.8 million (79%), respectively, as compared to the six month and three month periods ended July 31, 2002. As a percentage of sales, net income was approximately 8.2% and 8.5% in the six month and three month periods ended July 31, 2003, respectively, as compared to approximately 5.3% and 5.8% in the six month and three month periods ended July 31, 2002, respectively. The increase resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2003, the Company had cash and cash equivalents of approximately $216.7 million and working capital of approximately $193.9 million, including net proceeds of approximately $122.2 million, following the completion of the Company's public offering in June 2003. As of January 31, 2003, the Company had cash and cash equivalents of approximately $133.9 million and working capital of $69.3 million.

Operating activities for the six month periods ended July 31, 2002 and 2003, after adjustment for non-cash items, provided cash of approximately $8.1 million, and $12.8 million, respectively. Other changes in operating assets and liabilities provided (used) cash of approximately $10.0 million and ($1.4) million for the six month periods ended July 31, 2002 and 2003, respectively. This resulted in cash provided by operating activities of approximately $18.1 million and $11.4 million for the six month periods ended July 31, 2002 and 2003, respectively.

Investing activities for the six month periods ended July 31, 2002 and 2003, used cash of approximately $14.4 million and $11.3 million, respectively. For the six month period ended July 31, 2002 these amounts include cash paid for a business combination of approximately $9.7 million, purchase of property and equipment of approximately $2.2 million, and capitalization of software development costs of approximately $2.5 million. For the six month period ended July 31, 2003 these amounts include net cash paid for a business combination of approximately $6.1 million, purchase of property and equipment of approximately $3.0 million and capitalization of software development costs of approximately $2.2 million.

Financing activities for the six month periods ended July 31, 2002 and 2003, provided cash of approximately $65.6 million and $82.7 million, respectively. For the six month periods ended July 31, 2002 and 2003 net proceeds from the issuances of common stock in connection with the Company's public offering of common stock in May 2002 and June 2003, the exercise of stock options, and shares issued from the employee stock purchase plan provided cash of approximately $65.6 million and $125.2 million, respectively. Net repayments of bank loans and other debt used cash of approximately $42.5 million in the six month period ended July 31, 2003.

In February 2002, the Company's wholly owned subsidiary, Loronix, acquired the digital video recording business of Lanex, LLC. The Lanex business provides digital video recording solutions for security and surveillance applications. The purchase price consisted of approximately $9.5 million in cash and a $2.2 million convertible note issued by the Company to Lanex. The note is non-interest bearing and matures on February 1, 2004. The holders of the note may elect to convert the note, in whole or in part, into shares of the Company's common stock at a conversion price of $16.06 per share. The note is guaranteed by CTI.

In May 2003, the Company acquired all of the issued and outstanding shares of Smartsight Networks Inc. ("Smartsight"), a Canadian corporation that develops IP-based video edge devices and software for wireless video transmission. The purchase price consisted of approximately $7.1 million in cash and 149,731 shares of the Company with a value of approximately $3.1 million.

In June 2003, the Company completed a public offering of 5,750,000 shares of its common stock at a price of $23.00 per share. The shares offered included 149,731 shares issued to Smartsight Networks Inc.'s former shareholders in connection with its acquisition. The net proceeds of the offering to the Company were approximately $122.2 million. The Company intends to use the net proceeds of that offering to finance the growth of its business and for general corporate purposes. The Company may also use a portion of the proceeds for acquisitions or other investments.

The Company believes that its current cash balances and potential cash flows from operations, will be sufficient to meet the Company's anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. If current sources are not sufficient to meet the Company's needs, the Company may seek additional debt or equity financing. Although there is no present understanding, commitment or agreement with respect to any acquisition of other businesses, products, or technologies, the Company may in the future consider such transactions, which may require additional debt or equity financing and could result in a decrease of the Company's working capital and have a dilutive impact on the Company's stockholders. There can be no assurance that such additional financing would be available on acceptable terms, if at all.


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

The market for the Company's enterprise business intelligence products has been adversely affected by the global economic slowdown and the decline in information technology spending, which has caused many companies to reduce or, in extreme cases, eliminate altogether, information technology spending. If the Company's customers do not increase their spending on information technology or if such spending declines, its revenues from sales of its enterprise business intelligence products may decrease. The information technology spending of its customers in the near term remains uncertain and the Company is uncertain whether it will be able to increase or maintain its revenues. Although the Company was profitable for fiscal 2002 and for the first two quarters of fiscal 2003, it has incurred operating and net losses every other year since 1997. If sales do not increase as anticipated or if expenses increase at a greater pace than revenues, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

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

The Company's competitors may be able to develop more quickly or adapt faster to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Some of the Company's competitors have, in relation to it, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. New competitors continue to emerge and there continues to be consolidation among existing competitors which may reduce the Company's market share. In addition, some of the Company's customers may in the future decide to develop internally their own solutions instead of purchasing them from the Company. Increased competition could force the Company to lower its prices or take other actions to differentiate its products.

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

In May 2003, the Company acquired SmartSight. If the Company is unable to successfully integrate SmartSight with its business, it may be unable to realize the anticipated benefits of this acquisition. The Company may experience technical difficulties that could delay the integration of SmartSight's products into the Company's solutions, resulting in business disruptions.

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

The Company conducts significant sales and research and development operations in foreign countries, including Israel, Germany, the United Kingdom and Canada, and it intends to continue to expand its operations internationally. The Company's business may suffer if it is unable to successfully expand and maintain foreign operations. The Company's foreign operations are, and any future foreign expansion will be, subject to a variety of risks, many of which are beyond its control, including risks associated with: (i) foreign currency fluctuations; (ii) customizing products for foreign countries; (iii) political and economic instability in foreign countries; (iv) potentially adverse tax consequences of operating in foreign countries; (v) legal uncertainties regarding liability, export and import restrictions, tariffs and other trade barriers; (vi) compliance with local laws and regulations, including labor laws, employee benefits, currency restrictions and other requirements; (vii) hiring qualified foreign employees; and (viii) difficulty in accounts receivable collection and longer collection periods.

To date, most of the Company's sales have been denominated in U.S. dollars, while a significant portion of its expenses, primarily labor expenses in Israel, Germany, the United Kingdom and Canada, are incurred in the local currencies of these countries. As a result, the Company is exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could increase the dollar cost of its operations in Israel, Germany, the United Kingdom and Canada, and would therefore have a material adverse effect on its results of operations.

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

The Company receives conditional grants from the Government of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or the OCS, for the financing of a portion of its research and development expenditures in Israel. As of July 31, 2003, the Company had received approximately $__ million in cumulative grants from the OCS. The terms of these conditional grants limit the Company's ability to manufacture products, and prohibit it from transferring technologies, outside of Israel if such products or technologies were developed using these grants. Even if the Company receives approval to manufacture products developed using these conditional grants outside of Israel, it may be required to pay a significantly increased amount of royalties on an accelerated basis to the Government of Israel, depending on the manufacturing volume that is performed outside of Israel. This restriction may impair the Company's ability to outsource manufacturing or engage in similar arrangements for those products or technologies. In addition, if the Company fails to comply with any of the conditions imposed by the OCS, it may be required to refund any grants previously received together with interest and penalties, and it may be subject to criminal charges. In recent years, the Government of Israel has accelerated the rate of repayment of OCS grants and may further accelerate them in the future. The Company currently pays royalties of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel for repayment of benefits received under this program. As of July 31, 2003, the Company had recorded approximately $__ million in cumulative royalties to the OCS. Such royalty payments by the Company are currently required to be made until the government has been reimbursed the amounts received by it, linked to the U.S. dollar, plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amounts at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained. Further, the Government of Israel has reduced the benefits available under these programs in recent years and these programs may be discontinued or curtailed in the future. In addition, the Company expects that OCS grants as a percentage of its consolidated research and development expenses will decrease in future periods due to an expected increase in the portion of research and development activities that will not be reimbursed by the OCS and an expected increase in research and development activities outside of Israel. The continued reduction in these benefits or the termination of the Company's eligibility to receive these benefits may materially and adversely affect the Company's business, financial condition and results of operations.

The Company's investment programs in manufacturing equipment and leasehold improvements at its facility in Israel have been granted approved enterprise status and it is therefore eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments. The Government of Israel may reduce or eliminate the tax benefits available to approved enterprise programs such as the programs provided to the Company. The Company cannot be assured that these tax benefits will be continued in the future at their current levels or at all. If these tax benefits are reduced or eliminated, the amount of taxes that the Company pays in Israel will increase. In addition, if the Company fails to comply with any of the conditions and requirements of the investment programs, the tax benefits it has received may be rescinded and it may be required to refund the amounts it received as a result of the tax benefits, together with interest and penalties.

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

Six of the Company's thirteen directors are officers and/or directors or employees of CTI, or otherwise affiliated with CTI. These directors have fiduciary duties to both companies and may have conflicts of interest on matters affecting both the Company and CTI and in some circumstances may have interests adverse to the Company. The Company's Chairman, Kobi Alexander, is the chairman of CTI. This position with CTI imposes significant demands on Mr. Alexander's time and presents potential conflicts of interest.

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

ITEM 4.  Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                Other Information
                                -----------------

ITEM 2.  Changes in Securities and Use of Proceeds.

In May 2003, the Company acquired all of the issued and outstanding shares of SmartSight Networks Inc. The purchase price consisted of approximately $7.1 million in cash, subject to certain adjustments, and 149,731 shares of the Company's common stock issued by the Company to certain former shareholders of SmartSight. The shares of common stock of the Company issued by the Company in connection with this acquisition did not involve any public offering and were issued pursuant to the exemption from registration in Section 4(2) of the Securities Act.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibit Index.
         --------------

31.1 Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)*

31.2 Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)*

32.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350*

32.2 Certification Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350*

* These exhibits are being "furnished" with this periodic report and are not deemed "filed" with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filings.

(b) Reports on Form 8-K.
    --------------------

            On May 1, 2003, the Company filed a Form 8-K, Item 9 that was accompanied by certifications by each of the principal executive officer, Dan Bodner, and principal financial officer, Igal Nissim, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

           On May 19, 2003, the Company filed a Form 8-K, Item 5 that was accompanied by a press release reporting the filing of a registration statement in connection with its offering of common stock.

           On June 3, 2003, the Company filed a Form 8-K, Item 5 that was accompanied by a press release reporting the Company's financial results from the first fiscal quarter of 2003.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VERINT SYSTEMS INC.


Dated:  September 12, 2003       By: /s/Dan Bodner
                                     -------------------------------------------
                                     Dan Bodner
                                     President and Chief Executive Officer
                                     Principal Executive Officer


Dated:  September 12, 2003       By:  /s/Igal Nissim
                                      ------------------------------------------
                                      Igal Nissim
                                      Vice President and Chief Financial Officer
                                      Principal Financial Officer