Form 10-Q
period 2003-10-31
VERINT SYSTEMS INC
filed 2003-12-15
CIK 1166388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2003

                                       or

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

                     [X}   Yes         [ ]    No


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                     [ ]   Yes         [X]     No



        The number of shares of Common Stock, par value $0.001 per share, outstanding as of December 10, 2003 was 29,963,806.



                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                              Financial Information

                                                                                                 Page
ITEM 1. Financial Statements.


    1.          Condensed Consolidated Balance Sheets as
                of January 31, 2003 and October 31, 2003                                           3

    2.          Condensed Consolidated Statements of Income
                for the Three and Nine Month Periods Ended October 31, 2002
                and October 31, 2003                                                               4

    3.          Condensed Consolidated Statements of Cash Flows
                for the Nine Month Periods Ended
                October 31, 2002 and October 31, 2003                                              5

    4.          Notes to Condensed Consolidated Financial
                Statements                                                                         6


ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.                                            16

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.                               31

ITEM 4. Controls and Procedures.                                                                  32

                                     PART II
                                Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders.                                      32

ITEM 6. Exhibits and Reports on Form 8-K.                                                         33

SIGNATURES                                                                                        34


                                     PART I

ITEM 1. Financial Statements.

                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                     January 31,    October 31,
                                                                       2003*            2003
                                                                       -----            ----
                                                                                     (Unaudited)
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                          $ 133,933    $ 223,686
   Accounts receivable, net                                              27,279       33,533
   Inventories                                                            8,866       15,621
   Prepaid expenses and other current assets                              4,079        6,714
                                                                      ---------    ---------
TOTAL CURRENT ASSETS                                                    174,157      279,554

PROPERTY AND EQUIPMENT, net                                              12,965       13,787
OTHER ASSETS                                                             19,928       30,582
                                                                      ---------    ---------
TOTAL ASSETS                                                          $ 207,050    $ 323,923
                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                              $  43,622    $  55,687
   Advance payments from customers                                       19,013       22,612
   Current maturities of long-term bank loans                            42,199          431
   Convertible note                                                        --          2,200
                                                                      ---------    ---------
TOTAL CURRENT LIABILITIES                                               104,834       80,930

LONG-TERM BANK LOANS                                                      1,678        1,821
CONVERTIBLE NOTE                                                          2,200         --
OTHER LIABILITIES                                                         2,172        2,751
                                                                      ---------    ---------
TOTAL LIABILITIES                                                       110,884       85,502
                                                                      ---------    ---------

STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value - authorized, 120,000,000 shares;
     issued and outstanding, 23,665,717 and 29,950,351 shares                24           30
   Additional paid-in capital                                           130,748      260,242
   Accumulated deficit                                                  (34,855)     (22,699)
   Cumulative translation adjustment                                        249          848
                                                                      ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                               96,166      238,421
                                                                      ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 207,050    $ 323,923
                                                                      =========    =========

*The Condensed Consolidated Balance Sheet as of January 31, 2003 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   The accompanying notes are an integral part of these financial statements.




                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)

                                           Nine months ended      Three months ended
                                              October 31,            October 31,
                                           2002       2003         2002        2003
                                         -------     ------       ------      -----

Sales                                    $115,458   $140,319     $ 40,671   $ 49,012
Cost of sales                              57,701     65,238       19,749     22,560
                                         --------   --------     --------   --------
Gross profit                               57,757     75,081       20,922     26,452

Operating expenses:
   Research and development, net           12,594     16,979        4,464      5,952
   Selling, general and administrative     38,139     46,014       13,741     16,044
                                         --------   --------     --------   --------
   Income from operations                   7,024     12,088        2,717      4,456


Interest and other income, net              1,310      1,813          637        878
                                         --------   --------     --------   --------

Income before income taxes                  8,334     13,901        3,354      5,334
Income tax provision                        1,646      1,745          595        667
                                         --------   --------     --------   --------

Net income                               $  6,688   $ 12,156     $  2,759   $  4,667
                                         ========   ========     ========   ========


Earnings per share:
    Basic                                $   0.31   $   0.45     $   0.12   $   0.16
                                         ========   ========     ========   ========

    Diluted                              $   0.29   $   0.42     $   0.11   $   0.15
                                         ========   ========     ========   ========



The accompanying notes are an integral part of these financial statements.


                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                Nine months ended
                                                                   October 31,
                                                               2002          2003
                                                             -------       -------
Cash flows from operating activities:
     Net cash from operations after adjustment
       for non-cash items                                   $  12,999    $  20,237
    Changes in operating assets and operatingliabilities:
    Accounts receivable                                         3,942       (5,439)
    Inventories                                                   360       (6,090)
    Prepaid expenses and other current assets
                                                                 (219)      (1,864)
    Accounts payable and accrued expenses                       7,858       10,573
    Advance payments from customers                               523        3,599
    Other, net                                                   (251)        (790)
                                                            ---------    ---------
Net cash provided by operating activities                      25,212       20,226
                                                            ---------    ---------

Cash flows from investing activities:
    Cash paid for a business combination                       (9,706)      (6,115)
    Purchases of property and equipment                        (2,920)      (4,815)
    Capitalization of software development costs               (3,685)      (3,324)
                                                            ---------    ---------
Net cash used in investing activities                         (16,311)     (14,254)
                                                            ---------    ---------

Cash flows from financing activities:
    Net repayments of bank loans                                  (93)     (42,617)
    Net proceeds from the issuances of common stock            65,655      126,398
                                                            ---------    ---------
Net cash provided by financing activities                      65,562       83,781
                                                            ---------    ---------

Net increase in cash and cash equivalents                      74,463       89,753
Cash and cash equivalents, beginning of period                 49,860      133,933
                                                            ---------    ---------
Cash and cash equivalents, end of period                    $ 124,323    $ 223,686
                                                            =========    =========

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

         The accompanying financial information should be read in conjunction with the audited financial statements, including the notes thereto, for the annual period ended January 31, 2003. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of the Company's management, necessary for a fair statement of the results for the interim periods presented herein. The Company's results of operations for the three month and nine month periods ended October 31, 2003 are not necessarily indicative of the Company's results to be expected for the full year. The condensed consolidated balance sheet as of January 31, 2003 has been summarized from the Company's audited consolidated balance sheet as of that date. Certain prior periods amounts have been reclassified to conform to the manner of presentation in the current periods.


     2.   Public Offering

         In June 2003, the Company completed a public offering of 5,750,000 shares of its common stock at a price of $23.00 per share. The shares offered included 149,731 shares issued to Smartsight Networks Inc.'s ("Smartsight") former shareholders in connection with its acquisition (see also note 11). The net proceeds of the offering were approximately $122.2 million. The Company intends to use the net proceeds of that offering to finance the growth of its business and for general corporate purposes. The Company may also use a portion of the proceeds for acquisitions or other investments.


     3.  Stock-Based Employee Compensation

         The Company applies the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation. Accordingly, stock-based employee compensation cost is recognized only when employee stock options are granted with exercise prices below the fair market value at the date of grant. Any resulting stock-based employee compensation cost is recognized ratably over the associated service period, which is generally the option vesting period. The Company recognized stock-based employee compensation cost in the condensed consolidated statements of income of approximately $16,000 and $48,000 in the three month and nine month periods ended October
         31, 2002, respectively, and $13,000 and $40,000 in the three month and nine month periods ended October 31, 2003, respectively. These costs were recognized in connection with certain employee stock options granted with exercise prices below the fair market value at the date of grant. As of October 31, 2003, 42,174 employee stock options were outstanding with exercise prices below the fair market value at the date of the grant. All other employee stock options have been granted at exercise prices equal to fair market value on the date of grant, and, accordingly, no compensation expense has been recognized by the Company in the consolidated statement of income.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:



                                              Nine Months Ended      Three Months Ended
                                                  October 31,            October 31,
                                               2002        2003       2002        2003
                                               ----        ----       ----        ----
                                                (In thousands, except per share data)

Net income, as reported                    $   6,688   $   12,156   $  2,759   $   4,667
Less: Stock-based employee
  compensation cost determined under the
  fair value method, net of related tax
  effects                                      3,132        3,863      1,123       1,482
                                           ---------   ----------   --------   ---------
Pro forma net income                       $   3,556   $    8,293   $  1,636   $   3,185
                                           =========   ==========   ========   =========


Earnings per share:
Basic - as reported                        $    0.31   $     0.45   $   0.12   $    0.16
                                           =========   ==========   ========   =========
Basic - pro forma                          $    0.16   $     0.31   $   0.07   $    0.11
                                           =========   ==========   ========   =========


Diluted - as reported                      $    0.29   $     0.42   $   0.11   $    0.15
                                           =========   ==========   ========   =========
Diluted - pro forma                        $    0.15   $     0.29   $   0.07   $    0.10
                                           =========   ==========   ========   =========


     4.  Inventories

          The composition of inventories at January 31, 2003 and October 31, 2003 is as follows:



                                                            January 31,                  October 31,
                                                               2003                         2003
                                                               -----                        ----
                                                                       (In thousands)

                  Raw materials                              $   5,337                 $   7,701
                  Work in process                                1,405                     1,843
                  Finished goods                                 2,124                     6,077
                                                            ----------                 ---------
                                                             $   8,866                 $  15,621
                                                            ==========                 =========



     5.  Research and Development Expenses

         The Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel (the "OCS") under which the OCS reimburses a portion of the Company's research and development expenditures under approved project budgets. Under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval. The Company is currently involved in several ongoing research and development projects supported by the OCS. Reimbursements from the OCS amounted to approximately $1.4 million and $3.9 million, in the three month and nine month periods ended October 31, 2002, respectively, and $0.8 million and $3.0 million in the three month and nine month periods ended October 31, 2003, respectively.


     6.  Earnings Per Share

         The computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all potentially dilutive issuances of stock. The calculation for earnings per share for the three month and nine month periods ended October 31, 2002 and 2003 was as follows:



                                                                    Three Months ended
                                   --------------------------------------------------------------------------------
                                               October 31, 2002                            October 31, 2003
                                   ------------------------------------        ------------------------------------
                                       Net                Per Share             Net                 Per Share
                                      Income     Shares   Amount               Income      Shares     Amount

                                                      (In thousands, except  per share data)

       Basic EPS
       Net Income                  $ 2,759       23,434    $  0.12             $ 4,667      29,870      $  0.16
                                                           =======                                      =======

       Effect of Dilutive
          Securities
       ---------------------------
       Stock Options                                660                                      1,614
       Convertible Note                             137                                        137
                                    ------       ------                         ------      ------

       Diluted EPS                 $ 2,759       24,231      $  0.11           $ 4,667      31,621      $   0.15
       -----------                 =======       ======     ========           =======      ======      ========



                                                                    Nine Months ended
                                   --------------------------------------------------------------------------------

                                               October 31, 2002                            October 31, 2003
                                   ------------------------------------        ------------------------------------
                                     Net                 Per Share                Net                Per Share
                                   Income      Shares     Amount                 Income     Shares    Amount

                                                         (In thousands, except  per share data)



       Basic EPS
       Net Income                  $ 6,688      21,706    $  0.31              $ 12,156     26,895     $  0.45
                                                          =======                                      =======

       Effect of Dilutive
          Securities
       ---------------------------
       Stock Options                             1,134                                       1,613
       Convertible Note                            137                                         137
                                     ------     ------                          -------     ------

       Diluted EPS                 $ 6,688      22,977     $  0.29             $ 12,156     28,645     $  0.42
       -----------                 =======      ======    ========             ========     ======     =======


    7.   Comprehensive Income

         Total comprehensive income was approximately $2,608,000 and $5,424,000 for the three month periods ended October 31, 2002 and October 31, 2003, respectively, and approximately $6,014,000 and $12,755,000 for the nine month periods ended October 31, 2002 and October 31, 2003, respectively. The elements of comprehensive income include net income and foreign currency translation adjustments.

    8.   Workforce Reduction, Restructuring and Impairment Charges

         During the year ended January 31, 2002, the Company took steps to better align its cost structure with the business environment, to improve the efficiency of its operations and to increase its profitability. These steps included reductions in the Company's workforce and the consolidation of its facilities in the United Kingdom, which were announced in April and December 2001. As of October 31, 2003, the Company has paid all its accrued liabilities related to this workforce reduction and facilities consolidation.

         A roll-forward of the accrued liabilities for the workforce reduction and facilities consolidation costs from January 31, 2003 is as follows:



                                             Accrual                            Accrual
                                           Balance at                          Balance at
                                          January 31,          Cash            October 31,
                                              2003           Payments             2003
                                              ----           --------             ----
                                                          (In thousands)

         Severance and related           $       26        $         26       $          0
         Facilities                             189                 189                  0
                                         ----------        ------------       ------------
         Total                           $      215        $        215       $          0
                                         ==========        ============       ============



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


    9.   Related Party Transactions and Balances

         Corporate Services Agreement - The Company recorded expenses of approximately $131,000 and $144,000 for the three month periods ended October 31, 2002 and 2003, respectively, and $394,000 and $432,000 for the nine month periods ended October 31, 2002 and October 31, 2003, respectively, for the services provided by the Company's parent, CTI, under the Corporate Services Agreement between the Company and CTI.

         Enterprise Resource Planning Software Sharing Agreement - The Company recorded $25,000 for each of the three month periods ended October 31, 2002 and 2003, and $75,000 for each of the nine month periods ended October 31, 2002 and 2003, for support services rendered by Comverse Ltd., a subsidiary of CTI, under the Enterprise Resource Planning Software Sharing Agreement between the Company and Comverse Ltd..

         Satellite Services Agreement - The Company recorded expenses of approximately $405,000 and $505,000 for the three month periods ended October 31, 2002 and 2003, respectively, and $1,502,000 and $1,366,000, for the nine month periods ended October 31, 2002 and 2003, respectively, for services rendered by Comverse, Inc., a subsidiary of CTI, and its subsidiaries under the Satellite Services Agreement between the Company and Comverse, Inc.

         Transactions with an Affiliate - The Company sold products and services to Verint Systems (Singapore) PTE LTD, an affiliated systems integrator in which the Company holds a 50% equity interest, amounting to approximately $196,000 and $94,000, during the three month periods ended October 31, 2002 and 2003, respectively, and $696,000 and $3,266,000, during the nine month periods ended October 31, 2002 and October 31, 2003, respectively. In addition, the Company was charged with installation, support, marketing and office service fees by that affiliate amounting to approximately $72,000 and $172,000 for the three month periods ended October 31, 2002 and 2003, respectively, and $283,000 and $502,000, for the nine month periods ended October 31, 2002 and 2003, respectively.

         Transactions with Other Subsidiaries of CTI - The Company charges subsidiaries of CTI for services relating to the use of the Company's facilities and employees. Charges to these subsidiaries were approximately $44,000 and $32,000 for the three month periods ended October 31, 2002 and 2003, respectively, and $132,000 and $97,000 for the nine month periods ended October 31, 2002 and October 31, 2003, respectively.

         The Company also purchased products and services from other subsidiaries of CTI in the ordinary course of business. Purchases from these subsidiaries were approximately $0 and $3,000 for the three month periods ended October 31, 2002 and 2003, respectively, and $0 and $14,000 for the nine month periods ended October 31, 2002 and 2003, respectively.

         Related Party Balances - Related party balances included in the condensed consolidated balance sheets are as follows (in thousands):




                                                              January 31,          October 31,
                                                                 2003                 2003
                                                                 ----                 ----

         Included in accounts receivable, net                  $ 1,750               $   1,729
                                                               =======               =========
         Included in accounts payable and
            accrued expenses                                   $ 1,157               $     867
                                                               =======               =========


    10.  Employee Stock Purchase Plan

         The Company adopted its 2002 Employee Stock Purchase Plan, which was amended and restated on May 22, 2003, under which all employees who have completed three months of employment are entitled, through payroll deductions of amounts up to 10% of their base salary, to purchase shares of the Company's common stock at 85% of the lesser of the market price at the offering commencement date or the offering termination date. The number of shares available under this Employee Stock Purchase Plan is 1,000,000, of which 100,637 had been issued as of October 31, 2003.

    11. Acquisitions

         On May 21, 2003, the Company acquired all of the issued and outstanding shares of Smartsight, a Canadian corporation that develops IP-based video edge devices and software for wireless video transmission. The purchase price consisted of approximately $7,144,000 in cash and 149,731 shares of the Company. Shares issued as part of the purchase price were accounted for with value of approximately $3,063,000, or $20.46 per share. In connection with this acquisition, the Company incurred transaction costs, consisting primarily of professional fees amounting to approximately $263,000.

         The acquisition was accounted for using the purchase method. The purchase price was allocated to the assets and liabilities of Smartsight based on the estimated fair value of those assets and liabilities as of May 1, 2003. Identifiable intangible assets consist of sales backlog, acquired technology, trade name, customer relationships and non-competition agreements and have an estimated useful life of up to five years. The results of operations of Smartsight have been included in the Company's results of operations since May 1, 2003.

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
                                                                ========

         The summary unaudited pro forma condensed consolidated results of operations, assuming the acquisition had occurred at the beginning of the periods, would have reflected consolidated revenues of approximately $42,778,000, net income of approximately $3,318,000, basic earnings per share of $0.14 and diluted earnings per share of $0.14 for the three month period ended October 31, 2002. For the nine month periods ended October 31, 2002 and 2003 the summary unaudited pro forma condensed consolidated results of operations would have reflected revenues of approximately $119,617,000 and $141,982,000, net income of approximately $7,493,000 and $12,365,000, basic earnings per share of $0.35 and $0.46 and diluted earnings per share of $0.33 and $0.43, respectively. These pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, the pro forma results are not necessarily indicative of the results that will occur in the future and do not reflect any potential synergies that might arise from the combined operations.


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





                             United                  United               Reconciling  Consolidated
                             States       Israel     Kingdom     Other       Items       Totals
                              ---------------------------------------------------------------------
      Three months ended
      October 31, 2002:                                (In thousands)
      ------------------

Sales                       $ 22,729    $ 14,545    $  6,563    $  2,040    $ (5,206)   $ 40,671
Costs and expenses           (20,237)    (14,323)     (5,807)     (3,131)      5,544     (37,954)
                            -----------------------------------------------------------------------
Income (loss) from
operations                  $  2,492    $    222    $    756    $ (1,091)   $    338    $  2,717
                            =======================================================================

       Three months ended
        October 31, 2003:
       ------------------

   Sales                    $ 27,218    $ 17,535    $  5,838    $  4,883    $ (6,462)   $ 49,012
   Costs and expenses        (22,387)    (16,394)     (6,002)     (5,647)      5,874     (44,556)
                            -----------------------------------------------------------------------
   Income (loss) from
   operations               $  4,831    $  1,141    $   (164)   $   (764)   $   (588)   $  4,456
                            =======================================================================



                                  United                   United                 Reconciling  Consolidated
                                  States       Israel     Kingdom        Other        Items       Totals
                                ---------------------------------------------------------------------------
         Nine months ended
         October 31, 2002:                                   (In thousands)
         -----------------

Sales                           $  63,444    $  46,032    $  18,144    $   7,083    $ (19,245)   $ 115,458
Costs and expenses                (59,835)     (42,001)     (17,054)      (8,880)      19,336     (108,434)
                                --------------------------------------------------------------------------
Income (loss) from operations   $   3,609    $   4,031    $   1,090    $  (1,797)   $      91    $   7,024
                                ==========================================================================

     Nine months ended
     October 31, 2003:
     -----------------

Sales                           $  71,012    $  58,733    $  17,978    $  12,136    $ (19,540)   $ 140,319
Costs and expenses                (62,314)     (50,779)     (19,045)     (14,018)      17,925     (128,231)
                                --------------------------------------------------------------------------
Income (loss) from
operations                      $   8,698    $   7,954    $  (1,067)   $  (1,882)   $  (1,615)   $  12,088
                                ==========================================================================

Total Assets:

October 31, 2002                $ 116,414    $  82,301    $   7,608    $   6,078    $ (12,805)   $ 199,596
                                ==========================================================================
October 31, 2003                $ 218,385    $  98,355    $  10,788    $  23,317    $ (26,922)   $ 323,923
                                ==========================================================================


         Reconciling items consist of the following:
          Sales -- elimination of inter-company revenues.
          Operating income -- elimination of inter-company operating income. Total assets -- elimination of inter-company receivables.

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



ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

Nine Month and Three Month Periods Ended October 31, 2003
Compared to Nine Month and Three Month Periods Ended October 31, 2002

    Sales. Sales for the nine month and three month periods ended October 31, 2003 increased by approximately $24.9 million (22%) and $8.3 million (21%), respectively, as compared to the nine month and three month periods ended October 31, 2002. This increase was attributable to a higher sales volume of both product and services. Sales to international customers represented approximately 50% and 44% of sales for the nine month and three month periods ended October 31, 2003 as compared to approximately 50% and 52% for the nine month and three month periods ended October 31, 2002.

    Cost of Sales. Cost of sales for the nine month and three month periods ended October 31, 2003 increased by approximately $7.5 million (13%) and $2.8 million (14%), respectively, as compared to the nine month and three month periods ended October 31, 2002. The increase in the nine month and three month periods ended October 31, 2003 was attributable to an increase in materials and overhead costs of approximately $3.4 million and $1.5 million, respectively, an increase in salaries and fringe benefits of approximately $2.5 million and $0.7 million, respectively, an increase in subcontractors and consultants of approximately $1.0 million and $0.3 million, respectively, and an increase in other operations costs including royalties of approximately $0.6 million and $0.3 million, respectively. Gross margins increased to approximately 53.5% and 54.0%, in the nine month and three month periods ended October 31, 2003, respectively, from approximately 50.0% and 51.4%, in the nine month and three month periods ended October 31, 2002, respectively.

    Research and Development Expenses, net. Research and development expenses, net, for the nine month and three month periods ended October 31, 2003 increased by approximately $4.4 million (35%), and $1.5 million (33%), respectively, as compared to the nine month and three month periods ended October 31, 2002. This net increase was attributable to an increase in salaries and fringe benefits of approximately $2.7 million and $0.8 million, respectively, an increase in subcontractors and consultants of approximately $0.6 million and $0.3 million, respectively, a decrease in government reimbursements of approximately $0.7 million and

    $0.5 million, respectively, and an increase (decrease) in other research and development expenses of $0.4 million and ($0.1) million, respectively. Research and development expenses, net, as a percentage of sales, increased to approximately 12% for the nine month and three month periods ended October 31, 2003 from approximately 11% for the nine month and three month periods ended October 31, 2002.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine month and three month periods ended October 31, 2003 increased by approximately $7.9 million (21%), and $2.3 million (17%), respectively, as compared to the nine month and three month periods ended October 31, 2002. This increase was attributable to an increase in salaries and fringe benefits, primarily to sales and marketing personnel, amounting to approximately $4.4 million and $1.9 million, respectively, an increase in marketing expenses of approximately $1.3 million and $0.5 million, respectively, an increase in subcontractors and consultants of approximately $1.1 million and $0.3 million, respectively, an increase in bad debt expenses of approximately $0.5 million and $0.0 million, respectively, and an increase in other selling, general and administrative expenses of approximately $1.3 million and $1.1 million, respectively. This increase was partially offset by a decrease in agent commissions of approximately $0.7 million and $1.5 million, respectively. Selling, general and administrative expenses as a percentage of sales was approximately 33% for the nine month and three month periods ended October 31, 2003 compared with approximately 33% and 34%, respectively, for the nine month and three month periods ended October 31, 2002.

    Interest and Other Income, net. Net interest and other income for the nine month and three month periods ended October 31, 2003 increased by approximately $0.5 million and $0.2 million, respectively, as compared to the nine month and three month periods ended October 31, 2002. The increase of approximately $0.5 million for the nine month period ended October 31, 2003 as compared to the nine month period ended October 31, 2002, was attributable to increased interest income of approximately $0.3 million, decreased interest expense of approximately $0.3 million, increased gains from the Company's share in the profit of an affiliate of approximately $0.7 million and decreased other expense of approximately $0.8 million mainly due to a write-down of a certain investment in the nine month period ended October 31, 2002. These changes were offset by decreased foreign currency gains of approximately $1.6 million. The increase of approximately $0.2 million for the three month period ended October 31, 2003, as compared to the three month period ended October 31, 2002, was attributable to increased gains from the Company's share in the profit of an affiliate of approximately $0.2 million and an increased foreign currency gain of approximately $0.1 million offset by increased interest expense of approximately $0.1 million.

    Income Tax Provision. Income tax provision for the nine month and three month periods ended October 31, 2003, increased by approximately $0.1 million for each such period as compared to the nine month and three month periods ended October 31, 2002. This increase was primarily attributable to increased taxable income. The overall effective tax rate decreased to approximately 13% for the nine month and three month periods ended October 31, 2003, from approximately 20% and 18% for the nine month and three month periods ended October 31, 2002, respectively. The decreased effective tax rate is mainly attributable to preferential tax rates in Israel and to the use of net operating losses carry forwards in certain tax jurisdictions.

    Net Income. Net income for the nine month and three month periods ended October 31, 2003 increased by approximately $5.5 million (82%) and $1.9 million (69%), respectively, as compared to the nine month and three month periods ended October 31, 2002. As a percentage of sales, net income was approximately 8.7% and 9.5% in the nine month and three month periods ended October 31, 2003, respectively, as compared to approximately 5.8% and 6.8% in the nine month and three month periods ended October 31, 2002, respectively. The increase resulted primarily from the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2003, the Company had cash and cash equivalents of approximately $223.7 million and working capital of approximately $198.6 million, including net proceeds of approximately $122.2 million, following the completion of the Company's secondary public offering in June 2003. As of January 31, 2003, the Company had cash and cash equivalents of approximately $133.9 million and working capital of $69.3 million.

Operating activities for the nine month periods ended October 31, 2002 and 2003, after adjustment for non-cash items, provided cash of approximately $13.0 million, and $20.2 million, respectively. Other changes in operating assets and liabilities provided cash of approximately $12.2 million and $0.0 million for the nine month periods ended October 31, 2002 and 2003, respectively. This resulted in cash provided by operating activities of approximately $25.2 million and $20.2 million for the nine month periods ended October 31, 2002 and 2003, respectively.

Investing activities for the nine month periods ended October 31, 2002 and 2003, used cash of approximately $16.3 million and $14.3 million, respectively. For the nine month period ended October 31, 2002 these amounts include cash paid for a business combination of approximately $9.7 million, purchases of property and equipment of approximately $2.9 million, and capitalization of software development costs of approximately $3.7 million. For the nine month period ended October 31, 2003 these amounts include cash paid for a business combination of approximately $6.1 million, purchases of property, equipment and proprietyar technology of approximately $4.8 million and capitalization of software development costs of approximately $3.3 million.

Financing activities for the nine month periods ended October 31, 2002 and 2003 provided cash of approximately $65.6 million and $83.8 million, respectively. For the nine month periods ended October 31, 2002 and 2003 net proceeds from the issuances of common stock in connection with the Company's public offerings of common stock in May 2002 and June 2003, the exercise of stock options, and shares issued from the employee stock purchase plan provided cash of approximately $65.7 million and $126.4 million, respectively. Net repayments of bank loans and other debt used cash of approximately $0.1 million and $42.6 million in the nine month periods ended October 31, 2002 and 2003, respectively.

On February 1, 2002, the Company's wholly-owned subsidiary, Loronix, acquired the digital video recording business of Lanex, LLC. The Lanex business provides digital video recording solutions for security and surveillance applications. The purchase price consisted of approximately $9.5 million in cash and a $2.2 million convertible note issued by the Company to Lanex. The note is non-interest bearing and matures on February 1, 2004. The holders of the note may elect to convert the note, in whole or in part, into shares of the Company's common stock at a conversion price of $16.06 per share. The note is guaranteed by CTI.

On May 21, 2003, the Company acquired all of the issued and outstanding shares of Smartsight Networks Inc., a Canadian corporation that develops IP-based video edge devices and software for wireless video transmission. The purchase price consisted of approximately $7.1 million in cash and 149,731 shares of the Company with a value of approximately $3.1 million.

In June 2003, the Company completed a public offering of 5,750,000 shares of its common stock at a price of $23.00 per share. The shares offered included 149,731 shares issued to Smartsight Networks Inc.'s former shareholders in connection with its acquisition. The net proceeds of the offering were approximately $122.2 million. The Company intends to use the net proceeds of that offering to finance the growth of its business and for general corporate purposes. The Company may also use a portion of the proceeds for acquisitions or other investments.

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

The market for the Company's enterprise business intelligence products has been adversely affected by the global economic slowdown and the decline in information technology spending, which has caused many companies to reduce or, in extreme cases, eliminate altogether, information technology spending. If the Company's customers do not increase their spending on information technology or if such spending declines, its revenues from sales of its enterprise business intelligence products may decrease. The information technology spending of its customers in the near term remains uncertain and the Company is uncertain whether it will be able to increase or maintain its revenues. Although the Company was profitable for fiscal 2002 and for the first three quarters of fiscal 2003, it has incurred operating and net losses every other year since 1997. If sales do not increase as anticipated or if expenses increase at a greater pace than revenues, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Many of the Company's government contracts contain provisions that give the governments party to those contracts rights and remedies not typically found in private commercial contracts, including provisions enabling the governments to:
(i) terminate or cancel existing contracts for convenience; (ii) in the case of the U.S. government, suspend the Company from doing business with a foreign government or prevent the Company from selling its products in certain countries; (iii) audit and object to it's the Company's contract-related costs and expenses, including allocated indirect costs; and (iv) change specific terms and conditions in its contracts, including changes that would reduce the value of its contracts. In addition, many jurisdictions have laws and regulations that deem government contracts in those jurisdictions to include these types of provisions, even if the contract itself does not contain them. If a government terminates a contract with the Company for convenience, the Company may not recover its incurred or committed costs, any settlement expenses or profit on work completed prior to the termination. If a government terminates a contract for default, the Company may not recover those amounts, and, in addition, it may be liable for any costs incurred by a government in procuring undelivered items and services from another source.

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

The proxy agreement may be terminated and Verint Technology's facility security clearance may be revoked in the event of a breach of the proxy agreement, or if it is determined by the Department of Defense that termination is in the national interest. If Verint Technology's facility security clearance is revoked, the Company may lose all or a substantial portion of its sales to U.S. government agencies and its business, financial condition and results of operations would be harmed. In addition, concerns about the security of the Company or its products can materially and adversely affect Verint Technology's sales to U.S. government agencies.

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

While the Company implements sophisticated security measures, third parties may attempt to breach its security or inappropriately use its products through computer viruses, electronic break-ins and other disruptions. If successful, confidential information, including passwords, financial information, or other personal information may be improperly obtained and the Company may be subject to lawsuits and other liability. Even if the Company is not held liable, such security breaches could harm its reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of its products with both government and commerical purchasers.

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

To date, most of the Company's sales have been denominated in U.S. dollars, while a significant portion of its expenses, primarily labor expenses in Israel, Germany, the United Kingdom and Canada, are incurred in the local currencies of these countries. As a result, the Company is exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could increase, the dollar cost of its operations in Israel, Germany, the United Kingdom and Canada, and would therefore have a material adverse effect on its results of operations.

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

The Company receives conditional grants from the Government of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or the OCS, for the financing of a portion of its research and development expenditures in Israel. The terms of these conditional grants limit the Company's ability to manufacture products, and prohibit it from transferring technologies, outside of Israel if such products or technologies were developed using these grants. Even if the Company receives approval to manufacture products developed using these conditional grants outside of Israel, it may be required to pay a significantly increased amount of royalties on an accelerated basis to the Government of Israel, depending on the manufacturing volume that is performed outside of Israel. This restriction may impair the Company's ability to outsource manufacturing or engage in similar arrangements for those products or technologies. In addition, if the Company fails to comply with any of the conditions imposed by the OCS, it may be required to refund any grants previously received together with interest and penalties, and it may be subject to criminal charges. In recent years, the Government of Israel has accelerated the rate of repayment of OCS grants and may further accelerate them in the future. The Company currently pays royalties of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel for repayment of benefits received under this program. Such royalty payments by the Company are currently required to be made until the government has been reimbursed the amounts received by it, linked to the U.S. dollar, plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amounts at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained. As of October 31, 2003, the Company has received approximately $51 million in cumulative grants and has recorded approximately $21 million in cumulative royalties to the OCS. Further, the Government of Israel has reduced the benefits available under these programs in recent years and these programs may be discontinued or curtailed in the future. In addition, the Company expects that OCS grants as a percentage of its consolidated research and development expenses will decrease in future periods due to an expected increase in the portion of research and development activities that will not be reimbursed by the OCS and an expected increase in research and development activities outside of Israel. The continued reduction in these benefits or the termination of the Company's eligibility to receive these benefits may materially and adversely affect the Company's business, financial condition and results of operations.

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

ITEM 4.  Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a--15(e) and 15d--15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                                     PART II

                                Other Information
                                -----------------

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The 2003 Annual Meeting of the Stockholders of the Company (the "Meeting") was held on August 12, 2003. The total number of outstanding shares of Common Stock entitled to vote at the Meeting was 29,719,735 and there were present at the Meeting in person or by proxy 28,736,896 shares of the Company's Common Stock, which number constituted a quorum for the Meeting, and were entitled to vote and acted as follows with respect to the following proposals:

Approved, (1) by a vote of 25,461,909 votes cast in favor of the election of Kobi Alexander as a director, 3,274,987 votes were cast against, holders of 0 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item; (2) by a vote of 25,459,707 votes cast in favor of the election of Dan Bodner as a director, 3,277,189 votes were cast against, holders of 0 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item; (3) by a vote of 25,281,696 votes cast in favor of the election of Paul Baker as a director, 3,455,200 votes were cast against, holders of 0 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item; (4) by a vote of 27,654,950 votes cast in favor of the election of Victor DeMarines as a director, 1,081,946 votes were cast against, holders of 0 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item; (5) by a vote of 25,472,577 votes cast in favor of the election of David Kreinberg as a director, 3,264,319 votes were cast against, holders of 0 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item; (6) by a vote of 25,292,658 votes cast in favor of the election of David Ledwell as a director, 3,444,238 votes were cast against, holders of 0 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item; (7) by a vote of 27,671,174 votes cast in favor of the election of Kenneth

Minihan as a director, 1,065,722 votes were cast against, holders of 0 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item; (8) by a vote of 27,865,193 votes cast in favor of the election of Larry Myers as a director, 871,703 votes were cast against, holders of 0 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item; (9) by a vote of 25,247,858 votes cast in favor of the election of Igal Nissim as a director, 3,489,038 votes were cast against, holders of 0 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item; (10) by a vote of 25,470,130 votes cast in favor of the election of Harris Oliner as a director, 3,266,766 votes were cast against, holders of 0 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item; (11) by a vote of 25,514,930 votes cast in favor of the election of Paul Robinson as a director, 3,221,966 votes were cast against, holders of 0 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item; (12) by a vote of 27,646,974 votes cast in favor of the election of Howard Safir as a director, 1,089,922 votes were cast against, holders of 0 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item; and (13) by a vote of 25,290,211 votes cast in favor of the election of William Sorin as a director, 3,446,685 votes were cast against, holders of 0 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item.

Approved, by a vote of 28,293,721 votes cast in favor of the ratification of the Company's 2003 Employee Stock Purchase Plan, with 438,480 votes cast against, holders of 4,695 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item.

Approved, by a vote of 28,004,612 votes cast in favor of the ratification of the Deloitte & Touche LLP, with 693,604 votes cast against, holders of 38,680 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item.


ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit Index.
    --------------

     31.1 Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
     31.2 Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
     32.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350*
     32.2 Certification Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350*

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

(b) Reports on Form 8-K.
    --------------------

           On September 8, 2003, the Company filed a Form 8-K that was accompanied by a press release reporting the Company's financial results from the second fiscal quarter of 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      VERINT SYSTEMS INC.


Dated:    December 12, 2003     By:  /s/Dan Bodner
                                     --------------------------------------
                                      Dan Bodner
                                      President and Chief Executive Officer
                                      Principal Executive Officer


Dated:    December 12, 2003     By:  /s/Igal Nissim
                                     --------------------------------------
                                      Igal Nissim
                                      Vice President and Chief Financial Officer
                                      Principal Financial Officer