Form 10-K
period 2004-01-31
VERINT SYSTEMS INC
filed 2004-04-15
CIK 1166388

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Year ended January 31, 2004

Commission File Number 000-49790

VERINT SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3200514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 South Service Road
Melville, New York  11747
(Address of principal executive offices)

Registrant’s telephone number, including area code:  631-962-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Not applicable	Not applicable

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

|_|

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Act).

Yes:	|X|	No:	|_|

          The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price for the Common Stock on The Nasdaq National Market on the last business day of the registrant’s most recently completed fiscal second quarter (July 31, 2003) was approximately $234 million.

          There were 30,592,522 shares of the registrant’s common stock outstanding on April 9, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report, which Proxy Statement is to be filed within 120 days after the end of the Registrant’s fiscal year ended January 31, 2004.

Verint®, Actionable Intelligence®, LORONIX® are registered trademarks, and Powering Actionable Intelligence, Intelligent Recording, OpenStorage Portal, RELIANT, STAR-GATE, ULTRA, Vantage, cctvware, SmartSight, vCRM, Building the Customer Intelligent Enterprise, Intelligent Recording, Universal Database, Verint Systems and Verint’s logos are trademarks, of Verint Systems Inc.

FORWARD-LOOKING STATEMENTS

          Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important risks, uncertainties and other important factors that could cause actual results to differ materially include, among others: changes in the demand for Verint's products; further decline in information technology spending; the uncertainty of customer acceptance of Verint’s products; aggressive competition may force Verint to reduce prices; risks associated with acquiring and integrating the assets and business acquired from ECtel including products and technologies, as well as retaining key employees and customers, which could result in a substantial diversion of management resources, the incurrence of contingent liabilities, amortization of certain identifiable intangible assets, research and development write-offs and other acquisition-related expenses;Verint’s lengthy and variable sales cycle makes it difficult to predict operating results; dependence on contracts with governments for a significant portion of Verint’s revenues; inability to expand gross margin by reducing hardware in its product offerings; markets for Verint’s products failing to develop; risks that Verint’s intellectual property rights may not be adequate to protect its business; risks associated with rapidly changing technology and the ability of Verint to introduce new products on a timely and cost-effective basis; inability to maintain relationships with value added resellers and systems integrators;  risks associated with Verint's ability to retain existing personnel and recruit and retain qualified personnel; risks associated with changes in the competitive or regulatory environment in which Verint operates; risks associated with significant foreign operations, including fluctuations in foreign currency exchange rates; risks associated with Comverse Technology, Inc. controlling Verint’s business and affairs; and other risks described in filings with the Securities and Exchange Commission. These risks and uncertainties, as well as other factors, are discussed in greater detail at the end of Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K.  The company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

ii

PART I

ITEM 1.	BUSINESS.

Overview

          Verint Systems Inc. (including its subsidiaries, “Verint” or the “Company”) is a leading provider of analytic software-based solutions for the security and business intelligence markets.  Verint’s analytic solutions collect, retain and analyze voice, fax, video, email, Internet and data transmissions from voice, video and IP networks for the purpose of generating “actionable intelligence” for decision makers to take more effective action.  Verint offers solutions for generating actionable intelligence for communications interception, networked video and contact centers.

          Verint was incorporated in Delaware on February 23, 1994 as “Interactive Information Systems Corporation.”  On January 30, 1996, the Company changed its name to “Comverse Information Systems Corporation.”  Effective January 31, 1999, Comverse Infomedia Systems Corp. merged with and into Comverse Information Systems Corporation, and changed the name of the Company to “Comverse Infosys, Inc.” On February 1, 2002, the Company changed its name to “Verint Systems Inc.”  Verint’s initial public offering closed on May 16, 2002.  Upon the initial public offering, Comverse Technology, Inc. (“Comverse Technology”) owned 79.5% of Verint’s common stock.  As of January 31, 2004, approximately 61.8% of Verint’s common stock was owned by Comverse Technology.  Verint’s principal executive offices are located at 330 South Service Road, Melville, New York 11747 and its telephone number at that address is (631) 962-9600.  Verint has over 1,000 customers in over 50 countries, and has operations in 13 countries.

          The Company makes available through Verint’s website at www.verint.com its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and will make available this Annual Report on Form 10-K and its Proxy Statement, as well as amendments to these and other reports filed or furnished by the Company pursuant to Section 13 (a) or Section 15 (d) of the Securities Exchange Act of 1934 free of charge, as soon as reasonably practicable after the Company files such materials with the Securities and Exchange Commission.

Industry Background: Actionable Intelligence Overview

          Verint provides analytic software-based solutions to enable customers to generate actionable intelligence from voice, fax, video, email, Internet and data transmissions.  The process of generating actionable intelligence is a result of the following five elements:  collection, retention, analysis, decision and distribution.

•

Collection of raw multimedia information is achieved through an interface with wireline and wireless communications networks, including the Internet, business communications infrastructures, closed circuit television, or CCTV cameras, as well as cameras with direct connection to IP networks.

•

Retention consists of storage of the collected multimedia information.  Collected information can be processed concurrently with its storage.  Data can be stored on existing storage facilities including storage area networks (SANs).

•

Analysis of stored information is performed through various voice, video and data mining techniques, as well as correlation with structured data.  These analytical tools convert raw multimedia information into organized, useful data.

•	Decision criteria are established by users to filter and prioritize processed data. By applying decision criteria, the processed data becomes actionable intelligence.

•

Distribution of actionable intelligence to the appropriate decision makers is the last component of the multimedia analytic solution.  Through automatic alerts, the decision makers are notified of actionable intelligence in a timely manner.

The Security and Business Intelligence Markets

Overview

          Verint’s solutions for the security market consist primarily of communications interception solutions used by law enforcement agencies, government agencies and telecommunications carriers, and networked video solutions used by government agencies and public and private organizations for use in airports, public buildings, financial institutions, retail stores, correctional facilities and corporate sites.

          Verint’s solutions for the business intelligence market consist primarily of solutions for enterprises that rely on contact centers for voice, email and Internet interactions with their customers.  Additionally, an emerging segment of business intelligence utilizes networked video information to allow enterprises and institutions to enhance their operations, processes and performance.

Communications Interception

          Lawful communications interception is the monitoring and recording of voice and data transmissions to and from a specified target over communications networks in order to obtain intelligence and gather evidence.  Law enforcement agencies are typically granted the authority from national and regional government authorities to monitor, record, process and store intercepted transmissions to and from specified targets.  Telecommunications carriers in certain countries are mandated by government regulation to ensure that their telecommunications networks satisfy certain technical requirements for channeling intercepted communications to law enforcement authorities.  In addition, certain government agencies worldwide require the ability to monitor and intercept communications for the purpose of ensuring security.

          Recent legislative, regulatory and technological developments surrounding communications interception activities have led to an increased interest in sophisticated communications interception solutions.  For example, in 1994, the U.S. Congress passed the Communications Assistance for Law Enforcement Act, or CALEA, and subsequently, the European Telecommunications Standards Institute, or ETSI, adopted similar standards for communications interception.  The purpose of CALEA and the ETSI standards is to ensure that telecommunications carriers are able to fulfill the technical requirements of channeling intercepted transmissions to law enforcement agencies.  Although CALEA was introduced approximately eight years ago, communications service providers were not required to comply with CALEA’s standards until June 30, 2000, and were allowed to individually seek further exemptions.  Following the September 11 terrorist attacks, the Federal Communications Commission issued an order stating that no further unilateral exemptions would be granted after December 31, 2001.  Since then, telecommunications carriers seeking to comply with CALEA and the ETSI standards and communications equipment vendors seeking to provide compliant products have driven the demand for CALEA and ETSI compliant solutions.

          Verint provides governmental entities, law enforcement agencies and telecommunications carriers with turnkey solutions and subsystems for this security market that are intended to enable them to operate within the legal limits of information monitoring and collection as laws governing electronic surveillance vary significantly by country, and within many countries at the state or provincial levels.

Networked Video

          Organizations are increasingly recognizing the need for surveillance of their facilities and operations to ensure the proper level of security.  In addition, there is heightened awareness of the security needs of public facilities, including airports and government buildings, as well as other organizations and institutions.  Networked video security solutions address some of these security needs by providing a proactive approach to surveillance and security.

          Traditionally, video security consisted of connecting surveillance cameras to analog monitors and VCR recording equipment that archived video images on tape.  Today, digital video technology offers many advantages over analog equipment while allowing for the continued use of the existing infrastructure of installed cameras.  These advantages include more efficient storage of video for faster search and retrieval, either locally or remotely through wireless and wireline IP networks, and the capability to interface with other digital security systems, such as access control and security databases.  Additionally, as video data is digitized and compressed, a variety of intelligent video analysis tools can be applied, including advanced motion detection technologies and analysis of the behavior of individuals and objects.  The combination of digital recording and intelligent video analysis technologies provides users with a more effective integrated security and surveillance solution.

          Networked video security systems are marketed primarily to government agencies and public and private organizations for use in airports, public buildings, financial institutions, retail stores, correctional facilities and corporate sites that require the capture, retention and analysis of video information for crime prevention and investigation, asset protection and other related purposes.

          An emerging segment of business intelligence utilizes networked video information to allow enterprises and institutions to enhance their operations, processes and performance. Traditional video security and surveillance systems allow enterprises to view and record actions and behaviors associated with security-related or criminal activity; however, information on the actions, behaviors and interactions of personnel or customers of an enterprise is also valuable. The existing infrastructure of closed circuit television cameras often already captures much of this valuable operational information, but utilizing information recorded by analog recording systems is impractical.  The expansion of digital recording and the introduction of intelligent video analysis tools allow an enterprise to easily access and utilize this valuable operational information.

          Implementing video business intelligence applications can offer valuable information and process improvements to businesses in many vertical markets.  Some of the applications for video business intelligence include the counting, categorizing, point-of-sale reporting, monitoring and assessment of customer and personnel activities.  For example, in the retail market, condensing and reviewing in-store activities, businesses can analyze and adjust staffing and product placement based on observed activities.  Likewise, comparisons can also be made of similar activities among several stores.  Utilizing these business intelligence applications can improve customer service, enhance customer employee safety, increase product sales and improve the efficiency of business operations.

Contact Center Actionable Intelligence

          Developing and maintaining long-term customer relationships is critical to the success of an enterprise operating in the competitive global marketplace.  However, to understand and enhance customer relations, an enterprise must first improve its business processes that involve a high degree of direct customer interaction.  Today, many organizations interact with their customers or clients primarily through contact centers.  Increasingly, the contact center is the primary “hub” within an organization for inbound or outbound communications with customers.  Contact centers generally consist of supervisor and agent workstations that are staffed with customer service representatives and are connected to a central telephone switch as well as database management systems that capture, store and report relevant customer information.  The Company believes that solutions that automate and evaluate key sales, marketing and customer service processes, improve the effectiveness of customer interactions and aid in the retention of contact center agents will become increasingly important.

          As customers continue to interact with customer service representatives through multiple communication channels including the Internet, the role and importance of recording and quality assurance for contact centers is increasing.  Additionally, the rapid growth of the Internet and electronic commerce has also increased the importance companies place on their customer relationships, since the consumers can easily evaluate products and prices from a wide range of geographically dispersed vendors and quickly change vendors at a relatively low cost. Enterprises across industries are being driven to purchase quality assurance software primarily to improve customer care, as well as to comply with industry-specific regulations.  In addition, due to the high cost of agent training and the high turnover of contact center agents, the retention of contact center agents has become a high priority for many enterprises.

          Contact center actionable intelligence solutions target enterprises that rely on contact centers for voice, email and Internet interactions with their customers.  Actionable intelligence generated from such interactions helps these enterprises to better service and retain customers, improve business processes and optimize contact center agent performance and retention. Companies possessing a better understanding of the characteristics and preferences of their customers are better positioned to customize product and service offerings for increased sales and enhanced customer retention.  In addition, these companies will also be able to better identify opportunities to sell complementary or higher-end products and to more accurately forecast customer demand.  For example, major financial institutions generally and credit card issuers particularly, need to monitor contact center activity in real time to ensure that contact center representatives are responsive to customer needs, and assure that customers do not cancel accounts or transfer balances based on poor service.  Additionally, increased intelligence allows these companies to identify new business opportunities with customers, such as cross-selling other financial services and products, including investments, insurance and mortgages, to existing credit card customers.

Verint’s Solutions:  Overview

          Verint’s solutions generate actionable intelligence from the recording and analysis of voice, video and data transmissions for the security and business intelligence markets.  Verint’s products are utilized by government agencies, leading corporations, financial institutions and telecommunications service and equipment providers.

          Verint’s solutions provide its customers with the following key benefits:

•

Robust functionality with advanced features.  Verint’s solutions address the needs of its customers by providing a wide range of functions.  In addition, the Company has developed a number of applications that enhance the functionality of its base product offerings.  For example, Verint’s communications interception products feature a cell-phone tracking program that can identify the location of a wireless caller.

•

End-to-end systems.  Verint’s products are designed to deliver complete solutions for collection, retention and analysis of voice, fax, video, email, Internet and data transmissions from voice, video and IP networks.

•

Intuitive user interface.  Verint’s products utilize standard user interfaces, such as web-browser and email software, which allow customers to operate Verint’s software in a familiar and easy to use framework.

•

Scalable networked solution with centralized control.  Verint’s solutions are network enabled, so that customers can access recorded information from any secure network connection.  By allowing for centralized monitoring, the Company believes that its solutions enable customers to more efficiently manage their security and business information located at dispersed sites.  Verint’s products can also be scaled to support thousands of inputs, both locally and across a customer networked site.

•

Open, extendable platform.  Verint’s software runs on standard platforms and integrates with standard storage, compression and database technologies.  The Company’s solutions integrate with communications switches and customer relationship management software, as applicable, from multiple vendors across both traditional and next-generation communications networks.  In addition, the Company has developed application programming interfaces, which enable Verint’s customers to easily incorporate their proprietary database information into its solutions.

•

Global support and service.  The Company has global presence with systems installed in more than 50 countries around the world and a service infrastructure designed to quickly and efficiently meet customer needs.

•

Expertise in national and international standards and laws.  Verint’s products are designed to comply with intricate local, national and international standards regarding the lawful interception of communications.

Communications Interception Solutions

The following table summarizes Verint’s communications interception solutions:

Product Line	Market Served	Type of Customer		Purpose/Description	Location of Product

STAR-GATE	Security	• • •	Communications service providers Internet service providers Switch manufacturers	Access, delivery and administrative functions of communications interception	Embedded in circuit or packet-based switch infrastructure

RELIANT	Security	• •	Law enforcement agencies Intelligence agencies	Collection, delivery, storage, and analysis of data from communications interception	Law enforcement or intelligence agency monitoring center

STAR-GATE

          Verint’s STAR-GATE product line enables communications service providers, Internet service providers, and communications equipment manufacturers to overcome the complexities posed by global digital communications and comply with governmental requirements.  STAR-GATE enables communications service providers in receipt of proper legal authorization to intercept simultaneous communications over a variety of wireline, wireless and IP networks for delivery to law enforcement and other government agencies.  STAR-GATE’s flexibility supports multi-network, multi-vendor switch environments for a common interface across communications networks and supports switches from communications equipment manufacturers, such as Alcatel, Ericsson, Lucent, Nokia, Nortel and Siemens.  STAR-GATE also supports interfaces to packet data networks, such as the Internet and Voice over Internet Protocol (VoIP), as well as general packet radio services.

          Verint’s STAR-GATE product line performs two primary functions:

•

Administration.  STAR-GATE automates the implementation of proper legal authorization for communications interception.  This process includes assigning surveillance targets, defining recipients of intercepted data and setting time and security parameters conforming with the court order.

•

Mediation.  STAR-GATE routes the intercepted data from the communications switch, converts data into the required legal interception standard format, and delivers the intercepted communications to the appropriate law enforcement agency.

          STAR-GATE is designed to be compliant with CALEA and the ETSI standards for both circuit switched and IP networks.

RELIANT

          Verint’s RELIANT product line provides intelligent recording and analysis solutions for communications interception activities for law enforcement organizations and intelligence agencies.  Verint’s RELIANT software equips agencies with an end-to-end solution for live monitoring of intercepted target communications and evidence collection management, regardless of the type of communication or network used.  Applications can scale from a small center for a local police force to a country-wide center for national law enforcement agencies.  RELIANT products are designed to comply with legal regulations and can be integrated with communications networks in the country where the system is utilized.

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

•

Open database architecture, which enables the application of external analysis tools, with advanced security measures to maintain the integrity of intercepted information against penetration and unauthorized access;

•	Long-term session archiving for use in court playback and submission of evidence;

•	Location tracking capabilities for wireless network interception; and

•	Maintenance and fault management.

Networked Video Solutions

          The following table summarizes Verint’s networked video solutions:

Product Line	Market Served	Type of Customer		Purpose/Description	Location of Product

Verint Video Solutions	Security	• • • •	Government agencies Public agencies Transportation agencies Corporations	Intelligent recording of video from CCTV camera transmissions	Networked to customer CCTV or IP cameras

	Business intelligence	•	Large retail organizations and enterprises	Analysis of digital video to improve business processes and performance	Networked to customer CCTV or IP cameras

Networked Video Security Solutions

          Verint’s networked video solutions, marketed as Verint Video Solutions, provide intelligent recording and analysis of video for security and surveillance applications to government agencies, public organizations and corporations. Verint Video Solutions software digitizes, compresses, stores, analyzes and retrieves video imaging.  In addition, these products provide live video streaming and camera control over local and wide area computer networks and the Internet.

          Verint Video Solutions may be configured to allow customers to perform complete monitoring for security and management of local and remote sites from a central location.  The use of digital storage and compression technology makes Verint Video Solutions a more efficient alternative to analog tape storage.  The technology interfaces with access control, facial recognition, activity and intrusion detection and other technologies for enhanced security and surveillance.

          Verint Video Solutions offer the following features:

•

Activity scan functionality that enables users to detect activity in recorded video by analyzing frames of a video segment to detect changes from image to image.  As a scan progresses, images of video frames containing activity are highlighted and set aside for further analysis;

•

Camera management software that displays all cameras connected to a given system with a graphic user interface.  Intuitive camera icons denote whether cameras are black and white, color, fixed, or have pan/tilt/zoom functionality;

•	The ability to efficiently transmit and manage live and recorded video over IP-based wireless and wireline networks.

•	An image toolkit that allows users to enhance, annotate, print, and save images in a variety of formats from live or recorded video;

•

Video authentication technology that utilizes a mathematical algorithm to produce an image “fingerprint.” This fingerprint is compared to others that were created and stored when the video was originally captured by the recorder;

•	A video export application that records live and previously recorded video onto removable media for review outside the system;

•	Scalability allowing for the concurrent monitoring of thousands of cameras;

•	Open architecture allowing for the application of additional intelligent video tools such as biometric identification and motion detection technologies;

•	Operation capabilities whereby users can conduct diversified tasks, such as playback, archiving and live review simultaneously; and

•	Advanced compression technologies.

Networked Video Business Intelligence Solutions

          Verint’s networked video business intelligence solutions enable enterprise customers to monitor and improve their operations through the analysis of live and recorded digital video.  Like the networked video security solution, the networked business intelligence solution digitizes, compresses, stores, analyzes and retrieves video imaging.  The Verint Video Solution business intelligence solution also contains software focused on maximizing operational effectiveness through video analysis.

          By interfacing with customer databases and software systems, Verint’s networked video solutions facilitate the user’s review of video imaging based on specific criteria such as employee ID, product barcodes and point of sale transaction history.  Verint Video Solutions also integrate intelligent software that allows for the detection of movement of people and objects at a customer’s premises.  These features can be used to improve the operational performance of businesses, such as retail chains and casinos, by providing traffic pattern data enabling the customer to address bottlenecks.  Enterprises can combine Verint’s software with other video analysis technologies that actively monitor customer and employee behavior and responses.

Contact Center Actionable Intelligence Solutions

          The following table summarizes Verint’s contact center business intelligence solutions:

Product Line	Market Served	Type of Customer		Purpose/Description	Location of Product

ULTRA	Business Intelligence	•	Internal contact centers of large organizations and enterprises, including utilities and financial institutions	Recording and analysis of customer interactions with contact centers agents	Interface through customer relations management application server

		•	Outsourced contact centers

          Verint’s ULTRA products record and analyze customer interactions to provide enterprises with business intelligence about their customers and help monitor and improve the performance of their contact centers.  ULTRA’s intelligent recording platform uses an innovative architecture that leverages voice and data processing technologies to offer customers multiple methods of recording contact center interactions while providing a flexible framework for expansions and changes in technologies.

          ULTRA products capture customer interactions from multiple sources, including telephone, email, Internet or VoIP.  Utilizing ULTRA’s OpenStorage Portal and Universal Database, Verint’s customers can leverage their existing storage infrastructure to store and access recorded customer interactions using standard file formats from anywhere in their enterprise.  ULTRA’s software tools analyze customer interactions and distribute the resulting actionable intelligence to specified individuals based on predetermined parameters via private computer networks or the Internet.

          ULTRA products integrate with leading customer relationship management, or CRM, applications, allowing the delivery of information directly to the user’s desktop within Siebel, Clarify and other CRM solutions.  ULTRA also interfaces with popular desktop software tools, including Microsoft Outlook, Lotus Notes and web browsers, to enable users to easily access the data in a familiar computing environment.

          The ULTRA product line offers the following key features:

•	Advanced content analytics for efficient data mining and voice analysis for customer intelligence;

•

User-defined content analysis, categorization and classification features.  Such features include a call flow analysis (which monitors information such as call length, number of holds, hold times, and transfers), allowing for either on-line assistance from a supervisor or offline analysis for improved agent performance;

•	Open architecture, allowing for quick and easy integration with leading CRM applications; and

•

Advanced storage systems which convert calls to standard file formats, allowing for the integration of voice to CRM applications as well as the enterprise wide distribution via local or wide area networks.

Sales and Marketing

          The Company sells its products primarily through a combination of its direct sales force and channels, including agents, distributors, value added resellers and systems integrators.  As of January 31, 2004, the Company had several sales offices in the United States and offices in Australia, Canada, France, Germany, Hong Kong, India, Israel, Japan, the Netherlands, Singapore and the United Kingdom.  Verint’s direct sales force consists of account executives, solutions consultants, and regional sales directors who possess industry-specific experience.

          Verint’s sales force pursues potential sales leads identified internally or provided by channels.  The Company develops strategic marketing alliances with leading companies in its industry to expand the coverage and support of its direct sales force.  Nearly 50% of the Company’s sales are made directly.  Verint’s business development personnel are responsible for the initiation, negotiation and completion of these marketing alliances.  The Company currently has such relationships with ADT, Avaya, British Telecom, Nortel, and Siemens.

          Verint’s direct sales cycle typically begins with its initiation of a sales lead or the receipt of a request for information from a prospective customer.  The sales lead, or request for information, is followed by an assessment of the customer’s requirements, a formal proposal, presentations and product demonstrations, site visits to an existing customer that utilizes Verint’s products and contract negotiation and signing.  The sales cycle can vary substantially from customer to customer but typically lasts six months to one year and is considered completed with the delivery of Verint’s product to the customer.

          The Company uses a variety of marketing programs to build brand name awareness, as well as to attract potential customers.  These programs include market research, product and strategy updates with industry analysts, direct marketing programs to current and prospective customers, advertising, participation in industry trade shows, conferences, seminars, and a public relations program that includes demonstrations of Verint’s products.  To support sales efforts, the Company also produces promotional materials that include brochures, video presentations, data sheets and other technical descriptions.

Customers

          Verint’s products are currently used by over 1,000 organizations and are deployed in over 50 countries, across many industries and markets.  Many users of Verint’s products are large corporations or government agencies that operate from multiple locations and facilities across large geographic areas and sometimes across several countries.  These organizations typically implement Verint’s solutions in stages, with implementation in one or more sites and then gradually expanding to a full enterprise, networked-based solution.  None of Verint’s customers, including systems integrators and value added resellers, individually accounted for more than 10% of its revenues in fiscal 2003.  In fiscal 2003, Verint derived 55%, 32% and 13% of its revenues from sales to end users in the Americas, Europe and the Middle East (“EMEA”) and the Asia Pacific Region (“APAC”), respectively.

          The Company derived approximately 26%, 32% and 26% of its revenues in fiscal 2001, 2002 and 2003, respectively, from contracts with various local, regional and national governments worldwide.  Verint’s business generated from such government contracts may be adversely affected for various reasons including if levels of government expenditures and authorizations for law enforcement and security related programs decrease, remain constant or shift to programs in areas where it does not provide products and services or if changes in government procurement procedures preclude the Company from participating in such government procurement processes.  See “Certain Trends and Uncertainties.”

          Customers for Verint’s communications interception solutions include the U.S. Department of Justice, the Toronto Police Service, the Dutch National Police Agency, and other domestic and foreign law enforcement and intelligence agencies, as well as communication service and equipment providers, such as Cingular, Ericsson and Nortel.  Customer’s for Verint’s networked video solutions include the U.S. Department of Defense, the U.S. Capitol, Washington Dulles International Airport, Home Depot, Target and Tiffany & Co.  Customers for Verint’s contact center actionable intelligence solutions include the Internal Revenue Service, HSBC, JCPenney, SBC, CIBC and Sprint.  These are examples of the Company’s customers, though not necessarily representative, because the Company is often restricted from disclosing the names of its customers for security reasons.

Research and Development

          The Company continues to enhance the features and performance of its existing products and introduce new solutions by extensive research and development activities primarily in its facilities in North America and in Israel.  As of January 31, 2004, the Company had approximately 325 employees engaged in its research and development activities, of which approximately 24% were located in North America and 69% were located in Israel, with the balance in other of Verint’s locations.  The Company believes that its future success depends on a number of factors, which include its ability to:

•	identify and respond to emerging technological trends in its target markets;

•	develop and maintain competitive solutions that meet its customers’ changing needs; and

•	enhance its existing products by adding features and functionality to meet specific customer’s needs, or that differentiate its products from those of its competitors.

          As a result, the Company has made significant investments in research and development. The Company allocates its research and development resources in response to market research and customer demands for additional features and solutions.  Verint’s development strategy involves rolling out initial releases of its products and adding features over time.  The Company incorporates product feedback it receives from its customers into its product development process.  While the Company expects that new products will continue to be developed internally, it may, based on timing and cost considerations, acquire or license technologies, products or applications from third parties.

          Verint’s research and development that occurs in Israel and Canada benefits from local governmental investment programs.  The Government of Israel, through the Office of the Chief Scientist, encourages research and development projects which result in products for export.  Verint’s gross research and development expenses were approximately $21.0 million for fiscal 2001, $22.6 million for fiscal 2002 and $27.2 million for fiscal 2003.  In fiscal 2001, 2002 and 2003, the Company received from the Office of the Chief Scientist conditional grants totaling $5.8 million, $5.2 million and $3.8 million, respectively, representing 27.6%, 23.0% and 14.0% of its total research and development expenditures in these periods.  In addition, the Company also benefits from the Scientific Research and Experimental Development (SR&ED) program in Canada.  The Company recorded $0.2 million as reimbursement of research and development expenses from the SR&ED for the year ended January 31, 2004.

Manufacturing and Suppliers

          Verint’s manufacturing and assembly operations, which are performed in its U.S., Israeli, Canadian and German facilities, consist primarily of installing its software on externally purchased hardware components and final assembly and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies and systems.  The Company relies on several unaffiliated subcontractors for the supply of specific proprietary components and assemblies that are incorporated in all of its products.  Although the Company has experienced delays and shortages in the supply of proprietary components on more than one occasion in the past, to date, it has been able to obtain adequate supplies of all components in a timely manner, when necessary, from alternative sources.  See “Certain Trends and Uncertainties.”

          The Company maintains organization-wide quality assurance procedures, coordinating the quality control activities of its research and development, manufacturing and service departments.

Intellectual Property Rights

          The Company has accumulated a significant amount of proprietary know-how and expertise in developing multimedia analytic solutions for its security and surveillance and business intelligence products.  The Company regularly reviews new areas of technology to determine whether they are patentable.

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

Competition

          The Company faces strong competition in the markets for its products, both in the United States and internationally.  The Company expects competition to persist and intensify in the actionable intelligence market, primarily due to increased awareness of the value of actionable intelligence solutions.  Verint’s primary competitors are suppliers of security and recording systems and software, and indirect competitors that supply certain components to systems integrators.  In the business intelligence market, the Company faces competition from organizations emerging from the traditional call logging or video recording markets as well as software companies that develop and sell products that perform specific functions for these markets.  Additionally, many of Verint’s competitors specialize in a subset of its portfolio of products and services.  Primary competitors include, among others, ETI, General Electric, Honeywell, JSI Telecom, NICE Systems, Pelco, Raytheon, Sensormatic, SS8 Networks, Tyco and Witness Systems.  The Company believes it competes principally on the basis of:

•	product performance and functionality;

•	knowledge and experience in Verint’s industry;

•	product quality and reliability;

•	customer service and support; and

•	price.

          The Company believes that its success depends primarily on its ability to provide technologically advanced and cost effective solutions.  Verint’s competitors that manufacture other security-related systems or other recording systems may derive a competitive advantage in selling to customers that are purchasing or have previously purchased other compatible equipment from such manufacturers.  The Company expects that competition will increase as other established and emerging companies enter its market, and as new products, services and technologies are introduced.

Employees

          As of January 31, 2004, the Company had approximately 950 employees.  A majority of its employees are scientists, engineers or technicians engaged in research and development, sales and marketing, and operations.  The Company considers its relationship with its employees to be good.  Verint’s employees in the United States are not covered by any collective bargaining agreement.  Verint’s employees outside the United States are entitled to severance and other benefits mandated under local laws.  Approximately 45%, 38%, 15% and 2% of the Company’s employees are located in North America, Israel, Europe and APAC, respectively.

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

Proxy Agreement with the Department of Defense

          One of Verint’s subsidiaries, Verint Technology Inc., or Verint Technology, is engaged in the development, marketing and sale of Verint’s communications interception solutions to various U.S. governmental agencies and telecommunications carriers.  In order to conduct its business, Verint Technology is required to maintain facility security clearances under the National Industrial Security Program, or the NISP.  The NISP requires companies maintaining facility security clearances to be insulated from foreign ownership, control or influence.  In January 1999, the Company, Comverse Technology and the Department of Defense entered into a proxy agreement with respect to the ownership and operations of Verint Technology.  The proxy agreement has been approved by the Defense Security Service, which has oversight responsibilities on behalf of the Department of Defense.

          Under the proxy agreement, the Company appointed three U.S. citizens that have the requisite personal security clearance as directors of Verint Technology and as holders of proxies to vote the stock of Verint Technology.  These individuals are responsible for the oversight of Verint Technology’s security arrangements, including the separation of Verint Technology from the Company and its affiliates.  As proxy holders, these individuals have the power to exercise all prerogatives of ownership of Verint Technology, except that without obtaining Verint’s express written approval they may not authorize any individual sale or disposal of capital assets constituting a material amount of Verint Technology’s assets, the mortgaging of assets other than for working capital or capital improvement purposes, any merger, consolidation, reorganization or dissolution of Verint Technology and the filing of a petition under the federal bankruptcy laws.

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

Export Regulations

          The Company is subject to export restrictions in Israel with respect to certain components of its RELIANT products which are developed and manufactured in Israel.  In order to export certain components of its RELIANT products from Israel, the Company is required to obtain export licenses from the Israeli Ministry of Defense prior to marketing these products in foreign countries.  The Company is also required to obtain an additional license prior to the completion of each sale.  To date, the Company has been successful in obtaining necessary permits.

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

Recent Developments

          On February 9, 2004, Verint entered into a definitive agreement with ECtel Ltd. (NASDAQ:ECTX) (“ECtel”) to acquire certain assets and liabilities comprising ECtel’s communications interception business.  This transaction closed on March 31, 2004 and Verint paid to ECtel $35 million in cash.  The acquisition is expected to provide Verint with additional communications interception capabilities for the mass collection and analysis of voice and data communications.  These technologies will be integrated into Verint’s existing product offerings.

ITEM 2.	PROPERTIES.

          The Company leases approximately 73,000 square feet of office space in the United States.  Through April 2003, the Company had approximately 32,000 square feet in Woodbury, New York, where its headquarters and some of its support and sales facilities were located.  Beginning April 30, 2003, the Company relinquished its space in Woodbury, New York and moved its headquarters to approximately 25,000 square feet in Melville, New York.  The lease of Verint’s Melville, New York facilities expires in June 2013.  The Company leases approximately 70,000 square feet of office and storage space for manufacturing, development, support and sales facilities in Tel Aviv, Israel.  This lease expires in December 2005.  Additionally, the Company leases approximately 10,000 square feet of office space for sales, installation and support in the United Kingdom, and approximately 13,000 square feet of office space for manufacturing, development support and sales in Laval, Canada.  The Company also leases small office facilities in Germany, France and The Netherlands.

          The Company owns approximately 25 acres of land, including 40,000 square feet of office space for the development, manufacturing, support and sales of its Verint Video Solutions product lines in Durango, Colorado.  The Company also owns approximately 29,000 square feet of office and storage space for sales, manufacturing, support and development in Bexbach, Germany.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Common Stock of Verint trades on the NASDAQ National Market System under the symbol VRNT.  The following table sets forth the range of closing prices of the Common Stock as reported on NASDAQ since Verint became publicly traded on May 16, 2002.

Year	Fiscal Quarter	Low	High

2002	5/16/02 - 7/31/02	$6.13	$14.49
	8/1/02 - 10/31/02	$6.60	$11.38
	11/1/02 - 1/31/03	$10.60	$23.20
2003	2/1/03 - 4/30/03	$14.39	$20.95
	5/1/03 - 7/31/03	$19.00	$26.25
	8/1/03 - 10/31/03	$19.14	$26.49
	11/1/03 - 1/31/04	$20.66	$25.30

          There were 101 holders of record of Common Stock at April 9, 2004.  Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners.  The Company believes that the number of beneficial owners of the shares of Common Stock outstanding at such date was approximately 5,000.

          The Company has not declared or paid any cash dividends on its equity securities and does not expect to pay any cash dividends in the foreseeable future, but rather intends to retain its earnings to finance the development of its business.  Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion, and will depend upon the Company’s earnings, financial condition, capital requirements and other relevant factors.  See “Certain Trends and Uncertainties” regarding Comverse Technology’s control of the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA.

          The following tables present selected consolidated financial data for the Company for the fiscal years ended January 31, 2000, 2001, 2002, 2003 and 2004.  Such information has been derived from the Company’s audited consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements and related notes and the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended January 31,

	2000	2001	2002	2003	2004

	(in thousands, except per share data)
Statement of Operations Data:
Sales	$120,612	$141,677	$131,235	$157,775	$192,744
Cost of sales	63,939	81,793	69,907	78,053	89,302

Gross profit	56,673	59,884	61,328	79,722	103,442
Research and development, net	21,307	14,249	15,184	17,357	23,233
Selling, general and administrative	44,914	48,162	45,923	52,314	63,020
Acquisition expenses	—	3,510	—	—	—
Workforce reduction, restructuring and impairment charges	—	1,528	2,754	—	—

Income (loss) from operations	(9,548)	(7,565)	(2,533)	10,051	17,189

Interest and other income (expense), net	(641)	(497)	(564)	2,266	2,670

Income (loss) before income taxes	(10,189)	(8,062)	(3,097)	12,317	19,859

Income tax provision	355	497	1,552	2,170	1,921

Net income (loss)	$(10,544)	$(8,559)	$(4,649)	$10,147	$17,938

Net income (loss) per share - basic	$(0.57)	$(0.46)	$(0.25)	$0.46	$0.65

Net income (loss) per share - diluted	$(0.57)	$(0.46)	$(0.25)	$0.43	$0.61

Weighted average shares:
Basic	18,619	18,704	18,767	22,165	27,690

Diluted	18,619	18,704	18,767	23,542	29,437

	As of January 31,

	2000	2001	2002	2003	2004

Balance Sheet Data:
Cash and cash equivalents	$35,933	$43,330	$49,860	$133,933	$200,716
Short-term investments	—	—	—	—	27,997
Working capital	10,804	3,512	41,160	69,323	204,564
Total assets	103,410	117,554	116,726	207,050	328,706
Convertible note	—	—	—	2,200	2,200
Long-term bank loans, including current maturities	1,323	2,806	43,623	43,877	2,330
Stockholders’ equity	30,896	22,525	18,735	96,166	244,668

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion of Verint’s financial condition and results of operations should be read in conjunction with its consolidated financial statements and the related notes thereto which appear elsewhere in this document.

Overview

          Verint operates in one business segment – providing actionable intelligence solutions.  The Company provides analytic software-based solutions to the security and business intelligence markets.  Verint’s solutions collect, retain, and analyze voice, fax, video, email, Internet and data transmissions from voice, video and IP networks for the purposes of generating actionable intelligence for decision makers to take more effective action.  The Company’s initial public offering closed on May 16, 2002.  Upon the initial public offering, Comverse Technology owned 79.5% of Verint’s common stock.  As of January 31, 2004, approximately 61.8% of Verint’s common stock was owned by Comverse Technology.

          For the security market, Verint offers its communications interception solutions STAR-GATE and RELIANT, as well as its networked video security solutions.  STAR-GATE enables communications service providers in receipt of proper legal authorization to intercept simultaneous communications over a variety of wireline, wireless and IP networks, for delivery to law enforcement and other government agencies, and is sold to communications service providers, Internet service providers and communications equipment manufacturers.  RELIANT provides intelligent recording and analysis solutions for communications interception activities and is sold to law enforcement organizations and intelligence agencies.  RELIANT equips agencies with an end-to-end solution for live monitoring of intercepted target communications and evidence collection management, regardless of the type of communication or network used.  Verint’s networked video security solutions provide recording and analysis of video for security and surveillance applications to government agencies, public organizations and corporations.  These solutions can provide live video streaming and camera control over local and wide area computer networks and the Internet for use in airports, public buildings, financial institutions, retail stores, correctional facilities and corporate sites.

          For the business intelligence market, Verint offers ULTRA as its contact center actionable intelligence solution, as well as its networked video business intelligence solutions. Verint’s ULTRA products are sold to contact centers within a variety of enterprises, including financial institutions, communications service providers and utilities.  These solutions record customer interactions with contact centers to provide enterprises with business intelligence about their customers and help monitor and improve the performance of their contact centers.  Verint’s  networked video business intelligence solutions enable enterprises to monitor and improve their operations through the analysis of live and recorded digital video.  These solutions are sold primarily to commercial enterprises such as retail chains.

          In fiscal 2003, sales of the Company’s security solutions contributed approximately two thirds of its revenue, with the remaining one third contributed by sales of its business intelligence solutions.  Revenues generated by sales of the Company’s security solutions increased approximately 31% in fiscal 2003 as compared to fiscal 2002 and 38% in fiscal 2002 as compared to fiscal 2001.  Revenues generated by sales of the Company’s business intelligence solutions increased approximately 8% in fiscal 2003 as compared to fiscal 2002 and decreased approximately 1% in fiscal 2002 as compared to fiscal 2001.  The Company’s actionable intelligence solutions are sometimes sold to customers which apply them for both security and business intelligence.  In these instances the Company uses its judgment to determine the portion of those revenues that should be allocated as sales in the security or business intelligence markets based on its understanding of the customer’s intended use of its solutions.  In addition, in fiscal years 2003, 2002 and 2001, approximately 26%, 32% and 26% of its revenues, respectively, were derived from contracts with various local, regional and national governments worldwide.

          In both fiscal years 2003 and 2002, approximately 49% of revenue was derived from direct sales by the Company.  In fiscal year 2003, Verint derived 55%, 32% and 13% of its revenues from sales to end users in the Americas, EMEA and APAC, respectively, compared with 52%, 37% and 11% for fiscal year 2002.  Further, in fiscal year 2003, 80% of the Company’s revenues were derived from sales of products, while the remaining 20% were derived from service and maintenance, as compared to 83% and 17% in fiscal year 2002.

          The Company believes that there are many elements to its strategy, including:

•	Understanding customer requirements as a basis to improve its technology and expand the analytic capabilities of its software solutions

•	Utilizing strategic alliances to enhance its products and increase its customer base

•	Enhancing its relationships with systems integrators and software resellers

•	Using its existing technologies in new markets and new applications

•	Pursuing strategic acquisitions to extend the analytic capabilities of its solutions, expand its geographic presence or expand its customer base

          The Company believes that many factors affect its continued ability to increase revenues and remain profitable including:

•	Recognition of the value of actionable intelligence solutions by customers in the security and business intelligence markets

•	Continued demand for security solutions such as those offered by Verint

•	Improvement in the overall Information Technology spending environment, which is essential for business intelligence solutions such as those offered by the Company

•	Continued aggressive competition in the security and business intelligence markets could cause the Company to have to reduce the prices of its products and services to remain competitive

•	The Company’s continued ability to sell its solutions to governments

•	Verint’s ability to continue to introduce new products and technologies in a timely and cost-effective manner

•	Effective integration of the ECtel acquisition, including its customers, products and employees

•	Other factors discussed in “Certain Trends and Uncertainties”

Critical Accounting Policies and Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made, and often require the exercise of substantial judgment based on historical experience and other factors.  In addition, while the Company has used its best estimates based on facts and circumstances available to it at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates used by the Company are reasonably likely to occur from period to period, which may have a material impact on the presentation of Verint’s financial condition and results of operations.  The Company reviews these estimates and assumptions periodically and reflects the effects of revisions, if any, in the period that they are determined to be necessary.  Actual results could differ from those estimates.  The Company has reviewed its critical accounting policies and their application in the preparation of its financial statements and related disclosures with its Audit Committee.

          Revenue Recognition.  The Company generally recognizes revenue at the time of shipment for sales of systems that do not require significant customization and when collection of the resulting receivable is deemed probable.  Verint’s systems generally consist of a bundled hardware and software solution that is shipped together.  Customers may also purchase separate maintenance contracts, which generally consist of bug-fixing, telephone access to Verint’s technical personnel and replacement of hardware components, but in certain circumstances may also include the right to receive unspecified product updates, upgrades and enhancements.  The Company recognizes revenue from these maintenance contracts ratably over the contract period.  The Company recognizes revenue from certain long-term contracts under the percentage-of-completion method on the basis of physical completion or using actual costs incurred relative to total expected costs under the contract.  Revisions in estimates of costs and profits are reflected in the accounting period in which the facts that require such revision become known.  At the time a loss on a contract is known, the entire amount of the estimated loss is accrued.  Amounts received from customers in excess of revenues earned are recorded as advance payments from customers.  Accounts receivable are generally diversified due to the number of commercial and government entities comprising Verint’s customer base and their dispersion across many geographical regions.  At the end of each accounting period, the Company records a reserve for estimated bad debts included in accounts receivable based upon its current and historical collection history.

          Expense Recognition.  Verint’s cost of sales includes costs of materials, subcontractor costs, royalties and license fees, salary and related benefits for the operations and service departments, depreciation and amortization of equipment used in the operations and service departments, amortization of capitalized software costs, travel costs, and an overhead allocation.  Research and development costs include salary and related benefits, travel, depreciation and amortization of research and development equipment, an overhead allocation, and other costs associated with research and development activities, and is stated net of amounts reimbursed by government programs.  Selling, general and administrative costs include salary and related benefits, travel, depreciation and amortization, sales commissions, marketing and promotional materials, recruiting expenses, professional fees, facility costs, and other costs associated with sales, marketing, finance, human resources and administrative departments.

          Software Development Costs.  Software development costs are capitalized upon the establishment of technological feasibility and are amortized on a straight-line basis over the estimated useful life of the software, which is generally four years or less.  Amortization begins in the period in which the related product is available for general release to customers.  The Company reviews software development costs for impairment at the end of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment loss would be recognized when the estimated net realizable value of the software is less than its carrying amount.  The net realizable value is the estimated future gross revenue from the software reduced by the estimated future costs of completing and supporting the software.

Results of Operations

          The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of sales:

	Years Ended January 31,

	2002	2003	2004

Sales:
Product revenues	83.8%	82.6%	79.5%
Service revenues	16.2	17.4	20.5

Total sales	100.0	100.0	100.0

Cost of sales:
Product costs	39.3	35.8	32.7
Service costs	14.0	13.7	13.6

Total cost of sales	53.3	49.5	46.3

Gross profit	46.7	50.5	53.7
Research and development, net	11.5	11.0	12.1
Selling, general and administrative	35.0	33.1	32.7
Workforce reduction and restructuring charges	2.1	—	—

Income (loss) from operations	(1.9)	6.4	8.9
Interest and other income (expense), net	(0.4)	1.4	1.4

Income (loss) before income tax provision	(2.3)	7.8	10.3
Income tax provision	1.2	1.4	1.0

Net income (loss)	(3.5)%	6.4%	9.3%

Year Ended January 31, 2004 Compared to Year Ended January 31, 2003

          Sales.  Sales for the year ended January 31, 2004, or fiscal 2003, increased by approximately $35.0 million, or 22% compared to the year ended January 31, 2003, or fiscal 2002.  This increase reflected an increase in both sales of products of $22.9 million and service revenue of $12.1 million.  This increase was principally due to an increase in sales volume in the United States of approximately $21.3 million, mainly as a result of increased sales of Verint’s security and surveillance solutions.  The Company sells its products in multiple configurations and the price of any particular product varies depending on the configuration of the product sold.  Due to the variety of customized configurations for each product that the Company sells, it is unable to quantify the effects of a change in the price of any particular product and/or a change in the number of products sold on its revenues.  Sales to international customers represented 48% of sales for fiscal 2003 as compared to 51% of sales for fiscal 2002.

          Cost of Sales.  Cost of sales consist primarily of material and overhead costs, operations and service personnel costs, amortization of capitalized software and royalties.  Cost of sales for fiscal 2003 increased by approximately $11.2 million, or 14%, compared to fiscal 2002.  This increase was attributable to an increase in materials and overhead costs of $6.4 million, increase in personnel related costs of $3.1 million, mainly due to increased service headcount and increased personnel compensation, and an increase in other service and operation costs of $1.7 million associated with the increase in revenues.  Gross margin increased to 53.7% in fiscal 2003 from 50.5% in fiscal 2002.

          Research and Development Expenses, net.  Research and development (“R&D”) expenses consist primarily of personnel and subcontracting expenses and allocated overhead, net of  certain software development costs that are capitalized and reimbursement under government programs.  Software development costs are capitalized upon the establishment of technological feasibility and until related products are available for general release to customers.  Capitalization of software development costs amounted to $4.6 million and $4.8 million in fiscal 2003 and 2002, respectively.  Research and development expenses, net, for fiscal 2003 increased by approximately $5.9 million, or 34%, compared to fiscal 2002.  The net increase was attributable to an increase in personnel related costs and subcontractors’ work amounting to $3.9 million, decrease in government reimbursement of $1.2 million, an increase in travel related expenses of $0.3 million and an increase of $0.5 million in other expenses.  Reimbursement under government programs amounted to $4.0 million and $5.2 million in fiscal 2003 and 2002, respectively.

          Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of personnel costs and related expenses, sales and marketing expenses, including travel and agent commission, and other administrative expenses.  Selling, general and administrative expenses, for fiscal 2003 increased by approximately $10.7 million, or 20%, compared to fiscal 2002.  This increase was attributable to an increase in compensation and benefits for existing personnel and increase in headcount to support the increased level of sales in fiscal 2003 totaling $5.3 million, an increase in agent commissions of $0.7 million, an increase in travel expenses of $0.6 million, an increase in marketing related expenses of $1.3 million, an increase in bad debt expenses of $0.7 million and an increase in other expenses of $2.1 million.  Selling, general and administrative expenses as a percentage of sales decreased to 32.7% for fiscal 2003 from 33.1% for fiscal 2002.

          Interest and Other Income (Expense), net.  Net interest and other income (expense) for fiscal 2003 increased by approximately $0.4 million as compared to fiscal 2002.  The increase was attributable to an increase in interest income of $0.5 million due to the increase in interest bearing cash balances following the Company’s secondary public offering, a decrease in interest expense of $0.3 million due to repayment of loans and an increase in the Company’s share in the profit of an affiliate of $0.9 million .  These changes were partially offset by a decrease in currency exchange gains of $1.8 million resulting mainly from fluctuations in the exchange rates of the US dollars against European and Israeli currencies, and a decrease in other expenses of $0.5 million, mainly due to a write-down of a certain investment in fiscal 2002.

          Income Tax Provision.  During fiscal 2003, the income tax provision decreased by approximately $0.3 million compared to fiscal 2002.  This decrease was mainly attributable to prior years’ tax adjustment following receipt of final tax assessments.  The effective tax rate for fiscal 2003 was 10% reflecting prior years’ tax adjustment mentioned above, use of net operating loss carry-forwards in certain tax jurisdictions and preferential tax rates in Israel.

          Net Income.  Net income increased by approximately $7.8 million for fiscal 2003 compared to fiscal 2002.  Net income as a percentage of sales improved to 9.3% for fiscal 2003 compared to 6.4% in fiscal 2002.  This increase was attributable to the factors described above.

Year Ended January 31, 2003 Compared to Year Ended January 31, 2002

          Sales.  Sales for the year ended January 31, 2003, or fiscal 2002, increased by approximately $26.5 million, or 20%, compared to the year ended January 31, 2002, or fiscal 2001.  This increase reflected an increase in both sales of products of $20.4 million and service revenue of $6.1 million.  This increase was principally due to an increase in sales volume in the United States of approximately $22.7 million as a result of increased sales of Verint’s digital security and surveillance solutions.  The Company sells its products in multiple configurations and the price of any particular product varies depending on the configuration of the product sold.  Due to the variety of customized configurations for each product that the Company sells, it is unable to quantify the effects of a change in the price of any particular product and/or a change in the number of products sold on its revenues.  Sales to international customers represented 51% of sales for fiscal 2002 as compared to 58% of sales for fiscal 2001.

          Cost of Sales.  Cost of sales for fiscal 2002 increased by approximately $8.1 million, or 12%, compared to fiscal 2001.  This increase was attributable to an increase in materials and overhead costs of $6.1 million, an increase in personnel related costs of $1.3 million and an increase in other production and service costs of $0.7 million.  Gross margin increased to 50.5% in fiscal 2002 from 46.7% in fiscal 2001.

          Research and Development Expenses, net.  Research and development expenses, net, for fiscal 2002 increased by approximately $2.2 million, or 14%, compared to fiscal 2001.  The net increase was attributable to an increase in work done by subcontractors amounting to $1.0 million, decrease in government reimbursement of $0.6 million, an increase in travel related expenses of $0.5 million and an increase of $0.1 million in other expenses.  Reimbursements under government programs amounted to $5.2 million and $5.8 million in fiscal 2002 and 2001, respectively. Capitalization of software development costs amounted to $4.8 million and $4.1 million in fiscal 2002 and 2001, respectively.

          Selling, General and Administrative Expenses.  Selling, general and administrative expenses for fiscal 2002 increased by approximately $6.4 million, or 14%, compared to fiscal 2001.  This increase was attributable to an increase in compensation and benefits for existing personnel and increase in headcount to support the increased level of sales in fiscal 2002 totaling $3.4 million, an increase in agent commissions of $1.2 million, an increase in travel expenses of $1.2 million and an increase in other expenses of $0.6 million.  Selling, general and administrative expenses as a percentage of sales decreased to 33.1% for fiscal 2002 from 35.0% for fiscal 2001.

          Interest and Other Income (Expense), net.  Net interest and other income (expense) for fiscal 2002 increased by approximately $2.8 million as compared to fiscal 2001.  The increase was attributable to an increase in currency exchange gains of $3.2 million resulting mainly from fluctuations in the exchange rates of the US dollars against European and Israeli currencies, an increase in interest income of $0.2 million due to the increase in interest bearing cash balances following the Company’s initial public offering and a decrease in interest expense of $0.4 million due to decrease in interest rates.  These changes were partially offset by a decrease in the Company’s share in the profit of an affiliate of $0.4 million and a write down of an investment of $0.6 million.

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

Geographic Information

          Summarized financial information for Verint’s reportable geographic segments is presented in the following table.  Sales in each geographic segment represents sales originating from that segment.  Reconciling items represent elimination of intercompany transactions between subsidiaries operating in different geographic regions.

	United States	Israel	United Kingdom	Other	Reconciling Items	Consolidated Totals

	(In thousands)
Year Ended January 31, 2002
Sales	$65,731	$62,712	$18,848	$6,023	$(22,079)	$131,235
Costs and expenses	(70,290)	(58,813)	(19,349)	(7,882)	22,566	(133,768)

Operating income (loss)	$(4,559)	$3,899	$(501)	$(1,859)	$487	$(2,533)

Year Ended January 31, 2003
Sales	$85,817	$62,622	$22,897	$11,616	$(25,177)	$157,775
Costs and expenses	(80,847)	(57,477)	(21,624)	(12,881)	25,105	(147,724)

Operating income (loss)	$4,970	$5,145	$1,273	$(1,265)	$(72)	$10,051

Year Ended January 31, 2004
Sales	$101,703	$75,805	$24,769	$19,819	$(29,352)	$192,744
Costs and expenses	(88,180)	(68,396)	(25,580)	(20,954)	27,555	(175,555)

Operating income (loss)	$13,523	$7,409	$(811)	$(1,135)	$(1,797)	$17,189

Year Ended January 31, 2004 Compared to Year Ended January 31, 2003

          Sales for fiscal 2003 increased in all geographic segments, as compared to fiscal 2002 due to an overall increase in sales volume of products and services.  Sales originating from the United States and Israel increased by $15.9 million or 19% and by $13.2 million, or 21%, respectively, in fiscal 2003 as compared with fiscal 2002.  Costs and expenses in the United States and Israel increased by $7.3 million or 9% and by $10.9 million or 19% respectively.  The higher increase in sales accompanied by lower increase in cost and expenses, mainly for United States, increased the operating profits for fiscal 2003 as compared to fiscal 2002 in those geographies.

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

Selected Quarterly Results of Operations

          The following table sets forth consolidated statements of operations data for each of the eight consecutive fiscal quarters ended January 31, 2004.  This information has been derived from our unaudited consolidated financial statements, which have been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report and include all adjustments, consisting only of normal recurring adjustment, that we consider necessary for a fair presentation of such information.  You should read this information in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report.  The operating results for any quarter are not necessarily indicative of the operating results of any future period.

	Three Months Ended

	April 30, 2002	July 31, 2002	Oct. 31, 2002	Jan. 31, 2003	April 30, 2003	July 31, 2003	Oct. 31, 2003	Jan. 31, 2004

	(In thousands, except percentage data)
Sales	$36,317	$38,470	$40,671	$42,317	$44,415	$46,892	$49,012	$52,425
Costs of sales	18,564	19,388	19,749	20,352	20,912	21,766	22,560	24,064

Gross profit	17,753	19,082	20,922	21,965	23,503	25,126	26,452	28,361
Research and development, net	3,892	4,238	4,464	4,763	5,335	5,692	5,952	6,254
Selling, general and administrative	11,786	12,612	13,741	14,175	14,669	15,301	16,044	17,006

Income from operations	2,075	2,232	2,717	3,027	3,499	4,133	4,456	5,101
Interests and other income, net	113	560	637	956	515	420	878	857

Income before income tax provision	2,188	2,792	3,354	3,983	4,014	4,553	5,334	5,958
Income tax provision	481	570	595	524	502	576	667	176

Net income	$1,707	$2,222	$2,759	$3,459	$3,512	$3,977	$4,667	$5,782

As a percentage of sales
Sales	100%	100%	100%	100%	100%	100%	100%	100%
Costs of sales	51.1	50.4	48.6	48.1	47.1	46.5	46.0	45.9

Gross profit	48.9	49.6	51.4	51.9	52.9	53.5	54.0	54.1
Research and development, net	10.7	11.0	11.0	11.3	12.0	12.1	12.1	11.9
Selling, general and administrative	32.5	32.8	33.8	33.5	33.0	32.6	32.8	32.5

Income from operations	5.7	5.8	6.6	7.1	7.9	8.8	9.1	9.7
Interests and other income, net	0.3	1.5	1.6	2.3	1.1	0.9	1.8	1.6

Income before income tax provision	6.0	7.3	8.2	9.4	9.0	9.7	10.9	11.3
Income tax provision	1.3	1.5	1.4	1.2	1.1	1.2	1.4	0.3

Net income	4.7%	5.8%	6.8%	8.2%	7.9%	8.5%	9.5%	11.0%

          Our results of operations reflect sequential growth of revenues, gross profits, and operating and net income over the eight quarters presented.  Additionally, gross and operating margins increased sequentially as a percentage of sales.

          Our quarterly results of operations have varied significantly in the past as a result of various factors, including the global economic slowdown and the general decline in information technology spending.  Accordingly, sales and net income in any particular period may be lower than sales and net income in a preceding or comparable period.  Period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance.

Liquidity and Capital Resources

          As of January 31, 2004, the Company had cash and cash equivalents of approximately $200.7 million, short-term investments of approximately $28.0 million and working capital of approximately $204.6 million.  As of January 31, 2003, the Company had cash and cash equivalents of approximately $133.9 million and working capital of approximately $69.3 million.

          Operating activities for fiscal 2001, 2002 and 2003, after adding back non-cash items, provided cash of approximately $2.3 million, $19.6 million, and $28.7 million, respectively.  For fiscal 2001, cash provided from other changes in assets and liabilities of $7.5 million primarily consisted of an increase in accounts payable and accrued liabilities of $3.6 million, a decrease in accounts receivable of $2.0 million, a decrease in inventories of $3.5 million, and a decrease in prepaid expenses and other current assets of $2.8 million, partially offset by a change in due to/from related parties of $3.6 million.  For fiscal 2002, cash provided from other changes in assets and liabilities of $16.7 million primarily consisted of an increase in advances from customers of $5.0 million, an increase in accounts payable and accrued liabilities of $4.7 million, a decrease in accounts receivable of $3.2 million and a change in due to/from related parties of $2.4 million.  For fiscal 2003, cash used by other changes in assets and liabilities of $1.3 million primarily consisted of an increase in accounts receivables of $5.8 million, an increase in inventories of $6.3 million, an increase in prepaid expenses and other current assets of $1.1 million partially offset by an increase in accounts payable and accrued liabilities of $5.2 million, and an increase in advance payments from customers of $7.7 million.

          Investing activities for fiscal 2001, 2002 and 2003 used cash of approximately $8.5 million, $19.3 million and $44.9 million, respectively.  These amounts primarily include investment in short-term securities of $28.0 million in fiscal 2003, additions to property and equipment in fiscal 2001, 2002 and 2003 of approximately $4.3 million, $4.9 million and $ 6.2 million, respectively, capitalization of software development costs of approximately $4.1 million, $4.8 million and $4.6 million, respectively, and cash paid for business combination, of approximately $0 million, $9.7 million and $6.1 million, respectively.

          Financing activities for fiscal 2001, 2002 and 2003 provided cash of approximately $5.2 million, $67.1 million and $84.3 million, respectively.  For fiscal 2001, 2002, and 2003 proceeds from the issuances of common stock provided $0.3 million, $67.2 million and $126.9 million cash, respectively.  For fiscal 2002 and 2003 net cash provided from issuances of common stock is mainly attributable to the completion of the Company’s initial and secondary public offerings, which generated net cash of $65.4 million and $122.2 millions respectively.  In fiscal 2001, the Company obtained a $42 million bank loan, bearing interest at LIBOR plus 0.55%.  The proceeds of this loan were used to repay $37.0 million owed to Comverse Technology.  The loan was guaranteed by Comverse Technology and was repaid upon maturity in fiscal 2003.

          The Company has obtained bank guaranties primarily to secure its performance of certain obligations under contracts with customers.  These guaranties, which aggregated $4.9 million at January 31, 2004, are to be released by Verint’s performance of specified contract milestones, which are scheduled to be completed primarily during 2004.

          The following table sets forth the impact that Verint’s aggregate contractual obligations and commercial commitments as of January 31, 2004 are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Payments due by period

Contractual Obligations	Total	less than 1 year	2-3 years	4-5 years	over 5 years

Long-term debt obligations	$2,330	$441	$874	$470	$545

Purchase obligations*	5,724	5,724	—	—	—
Operating lease obligations	9,954	3,992	3,046	1,583	1,333

Total	$18,008	$10,157	$3,920	$2,053	$1,878

          *  Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including:  fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Purchase obligations exclude agreements that are cancelable without penalty.

          On February 9, 2004 the Company entered into a definitive agreement with ECtel  to acquire certain assets and liabilities comprising ECtel’s communications interception business.  This transaction closed on March 31, 2004 and Verint paid to ECtel $35 million in cash.  The acquisition is expected to provide Verint with additional communications interception capabilities for the mass collection and analysis of voice and data communications.  These technologies will be integrated into Verint’s existing product offerings.

          In June 2003, the Company completed a public offering of 5,750,000 shares of its common stock at a price of $23.00 per share.  The shares offered included 149,731 shares issued to SmartSight Networks Inc.’s former shareholders in connection with its acquisition. The net proceeds of the offering were approximately $122.2 million.

          On May 21, 2003, the Company acquired all of the issued and outstanding shares of SmartSight Networks Inc. (“SmartSight”), a Canadian corporation that develops IP-based video edge devices and software for wireless video transmission.  The purchase price consisted of approximately $7.1 million in cash and 149,731 shares of the Company’s common stock.  Shares issued as part of the purchase price were accounted for with value of approximately $3.1 million or $20.46 per share.

          On February 1, 2002, the Company acquired the digital video recording business of Lanex LLC (“Lanex”).  The Lanex business provides digital video recording solutions for security and surveillance applications, primarily to North American banks.  The purchase price consisted of $9.5 million in cash and a $2.2 million convertible note issued by the Company.  The note was non-interest bearing and matured on February 1, 2004.  On February 1, 2004, the note was converted into 136,986 shares of the Company’s common stock at a conversion price of  $16.01 per share.  The note was guaranteed by Comverse Technology.

          The ability of the Company’s Israeli subsidiaries to pay dividends to the Company is governed by Israeli law, which provides that cash dividends may be paid by an Israeli corporation only out of retained earnings as determined for statutory purposes in Israeli currency.  In the event of a devaluation of the Israeli currency against the dollar, the amount in dollars available for payment of cash dividends out of prior years’ earnings will decrease accordingly.  Cash dividends paid by an Israeli corporation to United States residents are subject to the Convention for the Avoidance of Double Taxation between Israel and the United States.  Under the terms of the Convention, such dividends are subject to taxation by both Israel and the United States and, in the case of Israel, such dividends out of income derived in respect of a period for which an Israeli company is entitled to the reduced tax rate applicable to an Approved Enterprise are generally subject to withholding of Israeli income tax at source at a rate of 15%.  The Israeli company is also subject to additional Israeli taxes in respect of such dividends, generally equal to the tax benefits previously granted in respect of the underlying income by virtue of the Approved Enterprise status.

          The Company believes that its current cash balances and potential cash flow from operations, will be sufficient to meet the anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months.  Thereafter, if current sources are not sufficient to meet Verint’s needs, the Company may seek additional debt or equity financing.  In addition, although there is no present understanding, commitment or agreement with respect to any acquisition of other businesses, products, or technologies, the Company may in the future consider such transactions.  In the event the Company pursues such acquisitions, its current cash balances and potential cash flow from operations may not be sufficient to consummate such acquisitions.  As a result, the Company may require additional debt or equity financing and could have a decrease of its working capital.  There can be no assurance that such additional financing would be available on acceptable terms, if at all.

Effect of New Accounting Pronouncements

          In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset.  This Statement is effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 did not have a material effect on the Company’s consolidated financial statements.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishments of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002.  The remainder of the statement is generally effective for transactions occurring after May 15, 2002.  The adoption of SFAS No. 145 did not have a material effect on the Company’s consolidated financial statements.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No.149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial statements.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity.  The statement is effective for financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial statements.

Related Party Transactions

          The Company operates substantially independently from its controlling stockholder, Comverse Technology.  However, there continue to be certain arrangements between the Company and Comverse Technology that are material to the Company’s continued operations, including:

          Corporate Services Agreement—The Company has a corporate services agreement with Comverse Technology.  Under this agreement, Comverse Technology provides the Company with the following services:

•	maintaining in effect general liability and other insurance policies providing coverage for the Company;

•	maintaining in effect a policy of directors’ and officers’ insurance covering the Company’s directors and officers;

•	administration of employee benefit plans;

•	routine legal services; and

•	consulting services with respect to the Company’s public relations.

          For the years ended January 31, 2002, 2003 and 2004, the Company recorded expenses of $500,000, $525,000, and $575,000, respectively, for the services provided by Comverse Technology.  As of February 1, 2004, the Company will pay Comverse Technology a quarterly fee of $156,250, subject to adjustment, for services provided by Comverse Technology during each fiscal quarter.  In addition, the Company agreed to reimburse Comverse Technology for any out-of-pocket expenses incurred by Comverse Technology in providing the services.  During the years ended January 31, 2002, 2003 and 2004, no amounts were paid to Comverse Technology for reimbursement of out-of-pocket expenses.  The term of this agreement extends to January 31, 2005 and is automatically extended for additional twelve-month periods unless terminated by either Comverse Technology or the Company.

          Enterprise Resource Planning Software Sharing Agreement—In January 2002, the Company entered into an enterprise resource planning (“ERP”) software sharing agreement with Comverse, Ltd., a subsidiary of Comverse Technology.  Under this agreement, Comverse Ltd. agreed to continue to share the use of specific ERP software with the Company and undertook to exert its reasonable commercial efforts to arrange for the ongoing operation, maintenance and support of the software for an annual fee of $100,000.  The terms of the ERP Software Sharing Agreement and the fee payable to Comverse Ltd. were determined by arm’s length negotiations between the Company and Comverse Ltd.  The parties amended this agreement on December 31, 2003 extending the term of the agreement from February 1, 2004 until January 31, 2007.  In addition, during the year ended January 31, 2004, the Company agreed to make an additional one-time payment to Comverse Ltd. in the amount of $175,000, in connection with upgrading the ERP system, as well as payments totaling $142,000, $147,000 and $152,000 for the years ending January 31, 2005, 2006 and 2007, respectively. The Company recorded expenses of $100,000, $100,000, and $112,000 for the years ended January 31, 2002, 2003 and 2004, respectively, for ERP support services.

          Satellite Services Agreement—In January 2002, the Company entered into a services agreement with Comverse, Inc., a subsidiary of Comverse Technology, pursuant to which Comverse, Inc. and its subsidiaries provide the Company with the exclusive use of the services of specified employees of Comverse, Inc. and its facilities where such employees are located.  Under this agreement, the Company pays Comverse, Inc. a fee, which is equal to the expenses Comverse, Inc. incurs in providing these services plus ten percent.  During the year ended January 31, 2002, 2003 and 2004, the Company recorded expenses of $1,817,000, $1,809,000, and $2,200,000, respectively, for these services provided by Comverse, Inc. during these periods.

          The Company believes that the terms of the Corporate Services Agreement, the Enterprise Resource Planning Software Sharing Agreement and the Satellite Services Agreement are fair to the Company and are not materially different than those they could have obtained from an unaffiliated third party.

          For a discussion of Verint’s other relationships and transactions with Comverse Technology and its subsidiaries, see “Certain Relationships and Related Transactions – Relationship with Comverse Technology and its Subsidiaries” in the Proxy Statement and note 14 to Verint’s consolidated financial statements.

Certain Trends and Uncertainties

          The Company’s primary business is providing analytic solutions for communications interception, networked video security, and networked video and contact center business intelligence.  Recent legislative and regulatory actions have provided greater surveillance powers to law enforcement agencies, imposed strict requirements on communications service providers to facilitate interception of communications over public networks, and increased the security measures being implemented at public facilities such as airports.  However, the Company cannot be assured that these legislative and regulatory actions will result in increased demand for or purchasing of solutions such as those offered by the Company or, if it does, that such solutions will be purchased from the Company.  If demand for or purchasing of the Company’s solutions does not increase as anticipated, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

          It is difficult for the Company to forecast the timing of revenues from product sales because customers often need a significant amount of time to evaluate its products before purchasing them and, in the case of governmental customers, sales are dependent on budgetary and other bureaucratic processes.  The period between initial customer contact and a purchase by a customer may vary from three months to more than one year.  During the evaluation period, customers may defer or scale down proposed orders of the Company’s products for various reasons, including: (i) changes in budgets and purchasing priorities; (ii) reduced need to upgrade existing systems; (iii) deferrals in anticipation of enhancements or new products; (iv) introduction of products by its competitors; and (v) lower prices offered by its competitors.

          The Company faces aggressive competition from numerous and varied competitors in all areas of its business, and many of its customers make decisions to purchase based largely on price considerations.  The Company may have to lower the prices of many of its products and services to stay competitive, while at the same time trying to maintain or improve revenue and gross margin.  If the Company cannot proportionately decrease its cost structure on a timely basis in response to competitive price pressures, its margin and therefore its profitability could be adversely affected.  Further, the Company invests a significant amount into research and development, which the Company views as necessary to its long-term competitiveness.  If, to decrease its cost structure, the Company reduces its investment in research and development, the Company may adversely impact its long-term competitiveness in an effort to maintain or improve its revenue, income and gross margin in the short-term.  In addition, if the Company’s pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to its product decisions, it may lose market share in certain areas, which could adversely affect its revenue and prospects.  Even if Verint is able to maintain or increase market share for a particular product, revenue could decline due to increased competition from other types of products or because the product is in a maturing industry.

          The Company derives a significant amount of its revenues from various government contracts worldwide.  The Company expects that government contracts will continue to be a significant source of its revenues for the foreseeable future.  The Company’s business generated from government contracts may be materially and adversely affected if: (i) its reputation or relationship with government agencies is impaired; (ii) it is suspended or otherwise prohibited from contracting with a domestic or foreign government or any significant law enforcement agency; (iii) levels of government expenditures and authorizations for law enforcement and security related programs decrease, remain constant or shift to programs in areas where it does not provide products and services; (iv) it is prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of laws or regulations, including those related to procurement; (v) it is not granted security clearances that are required to sell its products to domestic or foreign governments or such security clearances are revoked; or (vi) there is a change in government procurement procedures.

          The Company’s quarterly operating results are difficult to predict and may fluctuate significantly in the future, which in turn may result in volatility in its stock price.  The following factors, among others, many of which are outside its control, can cause fluctuations in operating results and stock price volatility: (i) the size, timing, terms and conditions of orders from and shipments to its customers; (ii) unanticipated delays or problems in releasing new products; (iii) the timing and success of its customers’ deployment of its products and services; and (iv) the amount and timing of its investments in research and development activities.

          While Verint has no single customer that is material, Verint has many significant customers and receives multi-million dollar orders from time to time.  The deferral or loss of one or more significant orders or a delay in an expected implementation of such an order could materially and adversely affect the Company’s operating results in any fiscal quarter, particularly if there are significant sales and marketing expenses associated with the deferred, lost or delayed sales.  The Company bases its current and future expense levels on its internal operating plans and sales forecasts, and its operating costs are, to a large extent, fixed.  As a result, the Company may not be able to sufficiently reduce its costs in any quarter to compensate for an unexpected near-term shortfall in revenues.

          Verint has continued to expand its gross margins as a result of reducing hardware as a part of its product offerings.  This gross margin expansion has contributed to the growth of Verint’s net income at a rate greater than the growth of its revenue.  Verint’s ability to continue to expand gross margins in this manner is largely contingent upon customers obtaining the hardware necessary to operate Verint’s software solutions from another vendor.  If customers insist that Verint provide a “turnkey” solution, including all necessary hardware, Verint may not be able to continue to expand gross margins at the rate that it has or at all, which would reduce the rate of growth of Verint’s net income.  If the rate of growth of Verint’s net income is reduced, it could materially and adversely affect the share price of Verint’s stock.

          The market for the Company’s business intelligence products has been adversely affected by the global economic slowdown and the decline in information technology spending, which has caused many companies to reduce or, in extreme cases, eliminate altogether, information technology spending.  While there exists some evidence in the market that information technology spending is increasing, the information technology spending of its customers in the near term remains uncertain and the Company is uncertain whether it will be able to increase or maintain its revenues.  Although the Company was profitable for fiscal 2002 and 2003, it has incurred operating and net losses every other year since 1997.  If sales do not increase as anticipated or if expenses increase at a greater pace than revenues, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

          The markets for the Company’s security and business intelligence products are still emerging.  The Company’s growth is dependent on, among other things, the size and pace at which the markets for its products develop.  If the markets for its products decrease, remain constant or grow slower than the Company anticipates, the Company will not be able to maintain its growth.  Continued growth in the demand for the Company’s products is uncertain as, among other reasons, its existing customers and potential customers may: (i) not achieve a return on their investment in its products; (ii) experience technical difficulty in utilizing its products; or (iii) use alternative solutions to achieve their security, intelligence or business objectives.  In addition, as the Company’s enterprise business intelligence products are sold primarily to contact centers, slower than anticipated growth or a contraction in the number of contact centers will have a material adverse effect on the Company’s ability to maintain its growth.

          The markets for the Company’s products are characterized by rapidly changing technology and evolving industry standards.  The introduction of products embodying new technology and the emergence of new industry standards can render the Company’s existing products obsolete and unmarketable and can exert price pressures on existing products.  It is critical to the Company’s success for it to be able to anticipate changes in technology or in industry standards and to successfully develop and introduce new, enhanced and competitive products on a timely basis.  The Company cannot be assured that it will successfully develop new products or introduce new applications for existing products, that new products and applications will achieve market acceptance or that the introduction of new products or technological developments by its competitors will not render its products obsolete.  The Company’s inability to develop products that are competitive in technology and price and meet customer needs could have a material adverse effect on its business, financial condition and results of operations.

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

          A significant portion of the Company’s revenues are generated by sales made through strategic and technology partners, distributors, value added resellers and systems integrators.  In addition, many of these sales channels also partner with the Company’s competitors and may even offer the products of Company and its competitors when presenting bids to certain customers.  The Company’s ability to achieve revenue growth depends to some extent on maintaining and adding to these sales channels.  If the Company’s relationships with these sales channels deteriorate or terminate, the Company may lose important sales and marketing opportunities.

          The Company’s competitors may be able to develop more quickly or adapt faster to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products.  Some of the Company’s competitors have, in relation to it, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources.  New competitors continue to emerge and there continues to be consolidation among existing competitors which may reduce the Company’s market share.  In addition, some of the Company’s customers may in the future decide to develop internally their own solutions instead of purchasing them from the Company.  Increased competition could force the Company to lower its prices or take other actions to differentiate its products.

          On March 31, 2004, the Company completed its $35 million acquisition of certain assets and liabilities of ECtel Ltd. comprising its communications interception business.  This business posted significant losses for fiscal 2003, as well as significant reduction in revenues from fiscal 2002 to fiscal 2003.  In addition, the integration of this business into the Company’s business is going to require a significant amount of management time and attention.  Further, the revenues from this business are concentrated in a few customers.  Additionally, this business has technology, including in-process R&D, which will have to be integrated with the Company’s product offerings.

          There is no assurance that the Company will be able to:

•	successfully integrate this business into the Company’s communications interception business, including operations, research and development, facilities and related matters

•	retain and integrate employees joining the Company with the acquired business, including maintaining employee morale

•	continue to successfully operate its own business while management time and attention is diverted to integrating this business

•	improve upon the financial results of this business, or even perform as well, or that this business will not materially and adversely affect the Company’s financial results

•	integrate the technology of this business or complete the in-process R&D

•	ensure that the customers of this business or the Company’s own customers will be confident in the Company’s ability to adequately deliver products and services.

          Many of the Company’s government contracts contain provisions that give the governments party to those contracts rights and remedies not typically found in private commercial contracts, including provisions enabling the governments to: (i) terminate or cancel existing contracts for convenience; (ii) in the case of the U.S. government, suspend the Company from doing business with a foreign government or prevent the Company from selling its products in certain countries; (iii) audit and object to it’s the Company’s contract-related costs and expenses, including allocated indirect costs; and (iv) change specific terms and conditions in its contracts, including changes that would reduce the value of its contracts.  In addition, many jurisdictions have laws and regulations that deem government contracts in those jurisdictions to include these types of provisions, even if the contract itself does not contain them.  If a government terminates a contract with the Company for convenience, the Company may not recover its incurred or committed costs, any settlement expenses or profit on work completed prior to the termination.  If a government terminates a contract for default, the Company may not recover those amounts, and, in addition, it may be liable for any costs incurred by a government in procuring undelivered items and services from another source.

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

          If a government review or investigation uncovers improper or illegal activities, the Company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with government agencies, which could materially and adversely affect its business, financial condition and results of operations.  In addition, a government may reform its procurement practices or adopt new contracting rules and regulations that could be costly to satisfy or that could impair the Company’s ability to obtain new contracts.

          The Company’s products are often used by customers to compile and analyze highly sensitive or confidential information and data, including information or data used in intelligence gathering or law enforcement activities.  The Company may come into contact with such information or data when it performs support or maintenance functions for its customers.  While it has internal policies, procedures and training for employees in connection with performing these functions, even the perception that any of its employees has improperly handled sensitive or confidential information and data of a customer could harm its reputation and could inhibit market acceptance of its products.

          The Company’s subsidiary, Verint Technology Inc. (“Verint Technology”) which markets, sells and supports its communications interception solutions to various U.S. government agencies, is required by the National Industrial Security Program to maintain facility security clearances and to be insulated from foreign ownership, control or influence.  To comply with the National Industrial Security Program requirements, in January 1999 the Company, Verint Technology, Comverse Technology and the Department of Defense entered into a proxy agreement with respect to the ownership and operations of Verint Technology, which agreement was superceded in May 2001 to comply with the Department of Defense’s most recent requirements.  Under the proxy agreement, the Company, among other things, appointed three individuals who are U.S. citizens holding the requisite security clearances as holders of proxies to vote the Verint Technology stock.  The proxy holders have the power to exercise all prerogatives of ownership of Verint Technology.  These three individuals are responsible for the oversight of Verint Technology’s security arrangements.

          The proxy agreement may be terminated and Verint Technology’s facility security clearance may be revoked in the event of a breach of the proxy agreement, or if it is determined by the Department of Defense that termination is in the national interest.  If Verint Technology’s facility security clearance is revoked, the Company may lose all or a substantial portion of its sales to U.S. government agencies and its business, financial condition and results of operations would be harmed.  In addition, concerns about the security of the Company or its products can materially and adversely affect Verint Technology’s sales to U.S. government agencies.

          As the communications industry continues to evolve, governments may increasingly regulate products that monitor and record voice, video and data transmissions over public communications networks, such as the Company’s solutions.  For example, products which the Company sells in the United States to law enforcement agencies and which interface with a variety of wireline, wireless and Internet protocol networks, must comply with the technical standards established by the Federal Communications Commission pursuant to the Communications Assistance for Law Enforcement Act and products that it sells in Europe must comply with the technical standards established by the European Telecommunications Standard Institute.  The adoption of new laws governing the use of the Company’s products or changes made to existing laws could cause a decline in the use of its products and could result in increased expenses for the Company, particularly if it is required to modify or redesign its products to accommodate these new or changing laws.

          The Company is required to obtain export licenses from the Israeli and German governments to export some of its products that it develops or manufactures in these countries.  The Company cannot be assured that it will be successful in obtaining or maintaining the licenses and other authorizations required to export its products from applicable governmental authorities.  The Company’s failure to receive or maintain any required export license or authorization would hinder its ability to sell its products and could materially and adversely affect its business, financial condition and results of operations.

          As part of the Company’s growth strategy, it intends to pursue new strategic alliances. The Company considers and engages in strategic transactions from time to time and may be evaluating alliances or joint ventures at any time.  The Company competes with other analytic solution providers for these opportunities.  The Company cannot be assured that it will be able to effect these transactions on commercially reasonable terms or at all.  If the Company enters into these transactions, it also cannot be sure that it will realize the benefits it anticipates.

          The Company’s products involve sophisticated hardware and software technology that performs critical functions to highly demanding standards.  The Company cannot be assured that current or future products will not develop operational problems, which could have a material adverse effect on it.  The Company offers complex products that may contain undetected defects or errors, particularly when first introduced or as new versions are released.  The Company may not discover such defects or errors until after a product has been released and used by the customer.  Significant costs may be incurred to correct undetected defects or errors in the Company’s products and these defects or errors could result in future lost sales.  In addition, defects or errors in the Company’s products may result in product liability claims, which could cause adverse publicity and impair their market acceptance.

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

          While the Company implements sophisticated security measures, third parties may attempt to breach its security or inappropriately use its products through computer viruses, electronic break-ins and other disruptions.  If successful, confidential information, including passwords, financial information, or other personal information may be improperly obtained and the Company may be subject to lawsuits and other liability.  Even if the Company is not held liable, such security breaches could harm its reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of its products with both government and commercial purchasers.

          The information technology industry is characterized by frequent allegations of intellectual property infringement.  In the past, third parties have asserted that certain of the Company’s products infringe their intellectual property and similar claims may be made in the future.  Any allegation of infringement against the Company could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force it to enter into royalty or license agreements rather than dispute the merits of such allegation.  If patent holders or other holders of intellectual property initiate legal proceedings against the Company, it may be forced into protracted and costly litigation.  The Company may not be successful in defending such litigation and it may not be able to procure any required royalty or license agreements on terms acceptable to it, or at all.

          The Company generally indemnifies its customers with respect to infringement by its products of the proprietary rights of third parties.  Third parties may assert infringement claims against the Company’s customers.  These claims may require the Company to initiate or defend protracted and costly litigation, regardless of the merits of these claims.  If any of these claims succeed, the Company may be forced to pay damages or may be required to obtain licenses for the products its customers use.  If the Company cannot obtain all necessary licenses on commercially reasonable terms, its customers may be forced to stop using, or, in the case of value added resellers, selling, its products.

          Although the Company generally uses standard parts and components in its products, it does use some non-standard parts and equipment.  The Company relies on non-affiliated suppliers for the supply of certain standard and non-standard components and on manufacturers of assemblies that are incorporated in all of its products.  The Company does not have long term supply or manufacturing agreements with all of these suppliers and manufacturers.  If these suppliers or manufacturers experience financial, operational, manufacturing capacity or quality assurance difficulties, or if there is any other disruption in its relationships with these suppliers or manufacturers, the Company will be required to locate alternative sources of supply.  The Company’s inability to obtain sufficient quantities of these components, if and as required in the future, entails the following risks: (i) delays in delivery or shortages in components could interrupt and delay manufacturing and result in cancellations of orders for its products; (ii) alternative suppliers could increase component prices significantly and with immediate effect; (iii) it may not be able to develop alternative sources for product components; (iv) it may be required to modify its products, which may cause delays in product shipments, increased manufacturing costs and increased product prices; and (v) it may be required to hold more inventory than it otherwise might in order to avoid problems from shortages or discontinuance.

          The Company may in the future pursue acquisitions of businesses, products and technologies, or the establishment of joint venture arrangements.  The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired or jointly developed business, technology or product could result in a substantial diversion of management resources. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization of certain identifiable intangible assets, research and development write-offs and other acquisition-related expenses.  These investments may be made in immature businesses with unproven track records and technologies.  Such investments have a high degree of risk, with the possibility that the Company may lose the total amount of its investments, or more than its total investment if such businesses have liabilities not identified by the Company.  The Company may not be able to identify suitable investment candidates, and, even if it does, it may not be able to make those investments on acceptable terms, or at all.  In addition, the Company also may fail to successfully integrate acquired businesses with its operations or successfully realize the intended benefits of any acquisition.  Due to rapidly changing market conditions, the Company may find the value of its acquired technologies and related intangible assets, such as goodwill, as recorded in its financial statements, to be impaired, resulting in charges to operations.  The Company may also fail to retain the acquired or merged company’s key employees and customers.

          The Company depends on the continued services of its executive officers and other key personnel.  In addition, the Company may need to attract and retain a substantial number of new employees, particularly sales and marketing personnel and technical personnel, who understand and have experience with its products and services.  If the Company is unable to attract and retain qualified employees, its ability to grow could be impaired.  Competition for personnel for certain positions in the Company’s industry is intense, and in the past the Company has experienced difficulty in recruiting qualified personnel due to the market demand for their services.  The Company has also experienced difficulty in locating qualified candidates within desired geographic locations and on occasion it has had to relocate personnel to fill positions in locations where it could not attract qualified experienced personnel.

          The Company conducts significant sales and research and development operations in foreign countries, including Israel, Germany, the United Kingdom and Canada, and it intends to continue to expand its operations internationally.  The Company’s business may suffer if it is unable to successfully expand and maintain foreign operations.  The Company’s foreign operations are, and any future foreign expansion will be, subject to a variety of risks, many of which are beyond its control, including risks associated with: (i) foreign currency fluctuations; (ii) customizing products for foreign countries; (iii) political and economic instability in foreign countries; (iv) potentially adverse tax consequences of operating in foreign countries; (v) legal uncertainties regarding liability, export and import restrictions, tariffs and other trade barriers; (vi) compliance with local laws and regulations, including labor laws, employee benefits, currency restrictions and other requirements; (vii) hiring qualified foreign employees; and (viii) difficulty in accounts receivable collection and longer collection periods.

          To date, most of the Company’s sales have been denominated in U.S. dollars, while a significant portion of its expenses, primarily labor expenses in Israel, Germany, the United Kingdom and Canada, are incurred in the local currencies of these countries.  As a result, the Company is exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could increase, the dollar cost of its operations in Israel, Germany, the United Kingdom and Canada, and would therefore have a material adverse effect on its results of operations.

          In addition, since a portion of the Company’s sales are made in foreign currencies, primarily the British pound and the Euro, fluctuation in the value of these currencies relative to the U.S. dollar could decrease its revenues and materially and adversely affect its results of operations.  In addition, the Company’s costs of operations have at times been negatively affected by changes in the cost of its operations in Israel, resulting from changes in the value of the New Israeli Shekel relative to the U.S. dollar.

          Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in degree and intensity, has led to security and economic problems for Israel.  While Israel has signed peace accords with both Egypt and Jordan, since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip, and Israel has experienced terrorist incidents within its borders.  During this period, negotiations between Israel and representatives of the Palestinian Authority have been sporadic and have failed to result in peace.  The Company could be materially and adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel.  In addition, the sale of products manufactured in Israel may be materially and adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel.  The continuation or exacerbation of violence in Israel or the outbreak of violent conflicts involving Israel may impede the Company’s ability to sell its products and may otherwise materially and adversely affect it.

          In addition, many of the Company’s Israeli employees are required to perform annual compulsory military reserve duty in Israel and are subject to being called to active duty at any time under emergency circumstances.  The absence of these employees may have a material adverse effect on the Company’s operations.

          The Company receives conditional grants from the Government of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or the OCS, for the financing of a portion of its research and development expenditures in Israel.  The terms of these conditional grants limit the Company’s ability to manufacture products, and prohibit it from transferring technologies, outside of Israel if such products or technologies were developed using these grants.  Even if the Company receives approval to manufacture products developed using these conditional grants outside of Israel, it may be required to pay a significantly increased amount of royalties on an accelerated basis to the Government of Israel, depending on the manufacturing volume that is performed outside of Israel.  This restriction may impair the Company’s ability to outsource manufacturing or engage in similar arrangements for those products or technologies.  In addition, if the Company fails to comply with any of the conditions imposed by the OCS, it may be required to refund any grants previously received together with interest and penalties, and it may be subject to criminal charges.  In recent years, the Government of Israel has accelerated the rate of repayment of OCS grants and may further accelerate them in the future.  The Company currently pays royalties of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel for repayment of benefits received under this program.  Such royalty payments by the Company are currently required to be made until the government has been reimbursed the amounts received by it, linked to the U.S. dollar, plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amounts at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained.  As of January 31, 2004, the Company has received approximately $52.7 million in cumulative grants and has recorded approximately $21.7 million in cumulative royalties to the OCS.  Further, the Government of Israel has reduced the benefits available under these programs in recent years and these programs may be discontinued or curtailed in the future.  In addition, the Company expects that OCS grants as a percentage of its consolidated research and development expenses will decrease in future periods due to an expected increase in the portion of research and development activities that will not be reimbursed by the OCS and an expected increase in research and development activities outside of Israel.  The continued reduction in these benefits or the termination of the Company’s eligibility to receive these benefits may materially and adversely affect the Company’s business, financial condition and results of operations.

          The Company’s investment programs in manufacturing equipment and leasehold improvements at its facility in Israel have been granted approved enterprise status and it is therefore eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments.  The Government of Israel may reduce or eliminate the tax benefits available to approved enterprise programs such as the programs provided to the Company.  The Company cannot be assured that these tax benefits will be continued in the future at their current levels or at all.  If these tax benefits are reduced or eliminated, the amount of taxes that the Company pays in Israel will increase.  In addition, if the Company fails to comply with any of the conditions and requirements of the investment programs, the tax benefits it has received may be rescinded and it may be required to refund the amounts it received as a result of the tax benefits, together with interest and penalties.

          Comverse Technology beneficially owns a majority of the Company’s outstanding shares of common stock.  Consequently, Comverse Technology effectively controls the outcome of all matters submitted for stockholder action, including the composition of the Company’s board of directors and the approval of significant corporate transactions.  Through its representation on the Company’s board of directors, Comverse Technology has a controlling influence on the Company’s management, direction and policies, including the ability to appoint and remove its officers.  As a result, Comverse Technology may cause the Company to take actions which may not be aligned with the Company’s interests or those of its other stockholders.  For example, Comverse Technology may prevent or delay any transaction involving a change in control or in which stockholders might receive a premium over the prevailing market price for their shares.

          The Company receives insurance, legal and certain administrative services from Comverse Technology under a corporate services agreement.  The Company’s enterprise resource planning software is maintained and supported by Comverse, Ltd., a subsidiary of Comverse Technology, under an enterprise resource planning software sharing agreement.  The Company also obtains personnel and facility services from Comverse, Inc. under a satellite services agreement.  If these agreements are terminated, the Company may be required to obtain similar services from other entities or, alternatively, it may be required to hire qualified personnel and incur other expenses to obtain these services.  The Company may not be able to hire such personnel or to obtain comparable services at prices and on terms as favorable as it currently has under these agreements.

          The Company has entered into a business opportunities agreement with Comverse Technology that addresses potential conflicts of interest between Comverse Technology and the Company.  This agreement allocates between Comverse Technology and the Company opportunities to pursue transactions or matters that, absent such allocation, could constitute corporate opportunities of both companies.  As a result, the Company may lose valuable business opportunities.  In general, the Company is precluded from pursuing opportunities offered to officers or employees of Comverse Technology who may also be its directors, officers or employees unless Comverse Technology fails to pursue these opportunities.

          Seven of the Company’s thirteen directors are officers and/or directors or employees of Comverse Technology, or otherwise affiliated with Comverse Technology.  These directors have fiduciary duties to both companies and may have conflicts of interest on matters affecting both the Company and Comverse Technology and in some circumstances may have interests adverse to the Company.  The Company’s Chairman, Kobi Alexander, is the chairman of Comverse Technology.  This position with Comverse Technology imposes significant demands on Mr. Alexander’s time and presents potential conflicts of interest.

          Prior to the Company’s initial public offering in May 2002, it was included in the Comverse Technology consolidated group for federal income tax purposes and did not file its own federal income tax return.  Following the Company’s initial public offering, it ceased to be included in the Comverse Technology consolidated group for federal income tax purposes.  To the extent Comverse Technology or other members of the group fail to make any federal income tax payments required of them by law in respect of years for which Comverse Technology filed a consolidated federal income tax return which included the Company, the Company would be liable for the shortfall.  Similar principles apply for state income tax purposes in many states.  In addition, by virtue of its controlling ownership and its tax sharing agreement with the Company, Comverse Technology effectively controls all of the Company’s tax decisions for periods ending prior to the completion of its initial public offering.  For periods during which the Company was included in the Comverse Technology consolidated group for federal income tax purposes, Comverse Technology has sole authority to respond to and conduct all federal income tax proceedings and audits relating to the Company, to file all federal income tax returns on its behalf and to determine the amount of its liability to, or entitlement to payment from, Comverse Technology under its tax sharing agreement.  Despite this agreement, federal law provides that each member of a consolidated group is liable for the group’s entire tax obligation and the Company could, under certain circumstances, be liable for taxes of other members of the Comverse Technology consolidated group.

          The trading price of the Company’s shares of common stock has been affected by the factors disclosed in this section as well as prevailing economic and financial trends and conditions in the public securities markets.  Share prices of companies in technology-related industries, such as the Company’s, tend to exhibit a high degree of volatility.  The announcement of financial results that fall short of the results anticipated by the public markets could have an immediate and significant negative effect on the trading price of the Company’s shares in any given period.  Such shortfalls may result from events that are beyond the Company’s immediate control, can be unpredictable and, since a significant proportion of its sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period.  These factors may contribute to the volatility of the trading value of the Company’s shares regardless of its long-term prospects.  The trading price of the Company’s shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in its industry generally, and its business segment in particular, which may not have any direct relationship with its business or prospects.

          In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  The Company could be the target of similar litigation in the future.  Securities litigation could result in the expenditure of substantial costs, divert management’s attention and resources, harm the Company’s reputation in the industry and the securities markets and reduce its profitability.

          Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets.  Armed hostilities and terrorism may directly impact the Company’s facilities, personnel and operations which are located in the United States, Israel, Europe, the Far East, Australia and South America, as well as those of its clients.  Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for its products.  These developments could have a material adverse effect on the Company’s business and the trading price of its common stock.

          The Company’s board of directors’ ability to designate and issue up to 2,500,000 shares of preferred stock and to issue additional shares of common stock could adversely affect the voting power of the holders of common stock, and could have the effect of making it more difficult for a person to acquire, or could discourage a person from seeking to acquire, control of the Company.  If this occurs, investors could lose the opportunity to receive a premium on the sale of their shares in a change of control transaction.

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

          By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risks exist those predictions, forecasts, projections and other forward-looking statements will not be achieved.  Actual results may differ materially due to a variety of factors, including without limitation those discussed under “Certain Trends and Uncertainties” and elsewhere in this report.  Investors and others should carefully consider these and other uncertainties and events, whether or not the statements are described as forward-looking.

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

          The Company is exposed to market risk from changes in interest rates. Various financial instruments held by the Company are sensitive to changes in interest rates.  Interest rate changes could result in an increase or decrease in interest income as well as in gains or losses in the market value of the Company’s debt security investments due to differences between the market interest rates and rates at the date of purchase of these investments.

          The Company places its cash investments with high credit-quality financial institutions and currently invests primarily in money market and closed-end funds placed with major banks and financial institutions, corporate debt securities and United States government corporation and agency obligations and/or mutual funds investing in the like. The Company has investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of January 31, 2004, the Company had cash and cash equivalents, which generally have a maturity of three months or less, totaling approximately $200,716,000 and had short-term investments, which generally have a maturity up to three years, totaling approximately $27,997,000. If, during the year ended January 31, 2005, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2004, the Company’s projected interest income from cash and cash equivalents and short-term investments would increase or decrease by approximately $1,144,000, assuming a similar level of investments in the year ended January 31, 2005.

          Due to the short-term nature of the Company’s cash and cash equivalents, the carrying values approximates market value and are not generally subject to price risk due to fluctuations in interest rates. The Company’s short-term investments are subject to price risk due to fluctuations in interest rates. Neither a 10% increase nor decrease in prices would have a material effect on the Company’s financial position, results of operations or cash flows. All short-term investments are considered to be available-for-sale, accounted for at fair value, with resulting unrealized gains or losses reported as a separate component of shareholders’ equity. If these available-for-sale securities experience declines in fair value that are considered other-than-temporary, an additional loss would be reflected in net income (loss) in the period when the subsequent impairment becomes apparent. See Note 4 of the financial statements for more information regarding short-term investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The financial information required by Item 8 is included elsewhere in this report.

          See Part IV, Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

          (a)     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission.  Such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

          Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures and internal control over financial reporting, and concluded that:  (1) our disclosure controls and procedures were effective as of January 31, 2004; and (2) no change in internal control over financial reporting occurred during the quarter ended January 31, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

          (b)     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

          The information required by Part III is omitted pursuant to instruction G(3) in that the Company will file the Proxy statement no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated by reference into Part III of this Annual Report on Form 10-K.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the captions “Election of Directors,” “Relationships Among Directors or Executive Officers,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION.

          The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the captions “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” and “Stock Performance Graph.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item is incorporated herein by reference to the information in the Proxy Statement under the caption “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

          The information required by this item is incorporated by reference to the information in the Proxy Statement under the caption “Audit Fees and Services.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Page(s)

(a)	Documents filed as part of this report.

	(1)	Financial Statements.

		Index to Consolidated Financial Statements	F-1

		Independent Auditors’ Report	F-2

		Consolidated Balance Sheets as of January 31, 2003 and 2004	F-3

		Consolidated Statements of Operations for the Years Ended January 31, 2002, 2003 and 2004	F-4

		Consolidated Statements of Stockholders’ Equity for the Years Ended January 31, 2002, 2003 and 2004	F-5

		Consolidated Statements of Cash Flows for the Years Ended January 31, 2002, 2003 and 2004	F-6

		Notes to Consolidated Financial Statements	F-7

	(2)	Financial Statement Schedules.

None

	(3)	Exhibits.

The Index of Exhibits commences on the following page.

(b)	Reports on Form 8-K.

(1) On December 3, 2003, the Company filed a Form 8-K that was accompanied by a press release reporting the Company’s financial results from the third fiscal quarter of 2003.

Exhibits

Number		Description

3.1	†	Amended and Restated Certificate of Incorporation of Verint Systems Inc.

3.2	†	Amended and Restated Bylaws of Verint Systems Inc.

4.1	†	Specimen Common Stock certificate

10.1	†	Corporate Services Agreement, dated as of January 31, 2002, between Comverse Technology and the Registrant

10.2	†	Federal Income Tax Sharing Agreement, dated as of January 31, 2002, between Comverse Technology and the Registrant

10.3	†	Patent License Agreement, dated as of January 17, 2000, between Comverse Patent Holding and the Registrant

10.4	†	Registration Rights Agreement, dated as of January 31, 2002, between Comverse Technology and the Registrant

10.5	†	Contribution Agreement, dated as of February 1, 2001, between Comverse Technology and the Registrant

10.6	†	Enterprise Resource Planning Software Sharing Agreement, dated as of January 31, 2002, between Comverse Ltd. and the Registrant

10.7		Amendment No. 1 to Enterprise Resource Planning Software Sharing Agreement, dated as of December 31, 2003, between Comverse Ltd. and the Registrant

10.8	†	Satellite Services Agreement, dated as of January 31, 2002, between Comverse, Inc. and the Registrant

10.9	†	Proxy Agreement, dated as of May 21, 2001, between Comverse Technology, the Registrant and the United Stated Department of Defense

10.10	*	Verint Systems Inc. Stock Incentive Compensation Plan (as amended through December 12, 2002)

10.11	†	Stock Purchase Agreement, dated as of January 31, 2002, between Comverse, Inc. and the Registrant

10.12	†	Distribution Agreement, dated as of July 1, 2001 between Comverse Infosys (Singapore) PTE LTD and the Registrant

10.13	†	Business Opportunities Agreement dated as of March 19, 2002, between Comverse Technology and the Registrant

10.14	†	Form of an Indemnification Agreement

10.15	†	Verint Systems Inc. 2002 Employee Stock Purchase Plan

10.16	¯	Asset Purchase Agreement between Verint Systems Ltd. and ECtel Ltd. dated as of February 9, 2004

10.17		Form of Restricted Stock Award Agreement

21.1	†	Subsidiaries of the Registrant

23.1		Consent of Deloitte & Touche LLP, Independent Auditors

24.1		Powers of Attorney (see signature page to this report)

31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

Number	Description

32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 ¾

32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 ¾

† = Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-82300) which became effective on May 16, 2002.

* = Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on May 1, 2003.

¯ = Incorporated by reference to the Registrant’s Report on Form 8-K filed on March 31, 2004.

¾ = These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange.

VERINT SYSTEMS INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Verint Systems Inc.
Melville, New York

          We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Jericho, New York
March 31, 2004

VERINT SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2003 AND 2004
(IN THOUSANDS, EXCEPT SHARE DATA)

	2003	2004

ASSETS

Current Assets:
Cash and cash equivalents	$133,933	$200,716
Short-term investments	—	27,997
Accounts receivable, net	25,529	31,856
Inventories, net	8,866	15,833
Due from related parties	1,763	1,824
Prepaid expenses and other current assets	4,066	5,981

Total current assets	174,157	284,207
Property and equipment, net	12,965	14,129
Other assets	19,928	30,370

Total assets	$207,050	$328,706

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$42,465	$49,123
Advance payments from customers	19,013	26,701
Current maturities of long-term bank loans	42,199	441
Convertible note	—	2,200
Due to related parties	1,157	1,178

Total current liabilities	104,834	79,643
Convertible note	2,200	—
Long-term bank loans	1,678	1,889
Liability for severance pay	1,173	1,586
Other liabilities	999	920

Total liabilities	110,884	84,038

Commitments and Contingencies (Note 17)

Stockholders’ Equity:
Preferred stock; $0.001 par value - authorized 2,500,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value - authorized 120,000,000 shares; issued and outstanding 23,665,717 and 30,098,732 shares	24	30
Additional paid-in capital	130,748	262,472
Unearned stock compensation	—	(1,615)
Accumulated deficit	(34,855)	(16,917)
Cumulative translation adjustment	249	698

Total stockholders’ equity	96,166	244,668

Total liabilities and stockholders’ equity	$207,050	$328,706

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2002	2003	2004

Sales:
Product revenues	$109,964	$130,360	$153,210
Service revenues	21,271	27,415	39,534

	131,235	157,775	192,744

Cost of sales:
Product costs	51,557	56,484	62,968
Service costs	18,350	21,569	26,334

	69,907	78,053	89,302

Gross profit	61,328	79,722	103,442

Operating expenses:
Research and development, net	15,184	17,357	23,233
Selling, general and administrative	45,923	52,314	63,020
Workforce reduction and restructuring charges	2,754	—	—

Income (loss) from operations	(2,533)	10,051	17,189

Interest income	1,542	1,781	2,282
Interest expense	(1,714)	(1,270)	(981)
Other, net	(392)	1,755	1,369

Income (loss) before income tax provision	(3,097)	12,317	19,859
Income tax provision	1,552	2,170	1,921

Net income (loss)	$(4,649)	$10,147	$17,938

Earnings (loss) per share:
Basic	$(0.25)	$0.46	$0.65

Diluted	$(0.25)	$0.43	$0.61

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004
(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustment	Unearned Stock Compensation	Total Stockholders’ Equity

Balance, February 1, 2001	18,737,560	$19	$62,822	$(40,353)	$37	$—	$22,525

Comprehensive loss:
Net loss				(4,649)			(4,649)
Translation adjustment					234		234

Total comprehensive loss							(4,415)
Exercise of stock options	153,070		327				327
Sale of subsidiary shares to affiliate			298				298

Balance, January 31, 2002	18,890,630	19	63,447	(45,002)	271	—	18,735

Comprehensive income:
Net income				10,147			10,147
Translation adjustment					(22)		(22)

Total comprehensive income							10,125
Net proceeds from initial public offering	4,500,000	4	65,351				65,355
Exercise of stock options	275,087	1	1,891				1,892
Stock-based employee compensation cost			59				59

Balance, January 31, 2003	23,665,717	24	130,748	(34,855)	249	—	96,166

Comprehensive income:
Net income				17,938			17,938
Translation adjustment					449		449

Total comprehensive income							18,387
Net proceeds from public offerings	5,600,269	6	122,171				122,177
Exercise of stock options	506,731		3,738				3,738
Common stock issued for restricted stock grant	72,700		1,672			(1,672)	—
Amortization of unearned stock compensation						57	57
Shares issued for business combination	149,731		3,063				3,063
Common stock issued for Employees Stock Purchase Plan	103,584		1,032				1,032
Stock-based employee compensation cost			48				48

Balance, January 31, 2004	30,098,732	$30	$262,472	$(16,917)	$698	$(1,615)	$244,668

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004
(IN THOUSANDS)

	2002	2003	2004

Cash flows from operating activities:
Net income (loss)	$(4,649)	$10,147	$17,938
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,394	9,407	10,069
Provision for doubtful accounts	(468)	12	736
Changes in operating assets and liabilities:
Accounts receivable	1,964	3,234	(5,824)
Inventories	3,473	(203)	(6,302)
Prepaid expenses and other current assets	2,809	963	(1,144)
Accounts payable and accrued expenses	3,600	4,677	5,166
Advance payments from customers	(148)	5,044	7,688
Liability for severance pay	141	(92)	413
Due to/from related parties	(3,639)	2,407	(40)
Other	(652)	698	(1,309)

Net cash provided by operating activities	9,825	36,294	27,391

Cash flows from investing activities:
Cash paid for business combination, net of cash acquired of $1,292 in 2004	—	(9,706)	(6,115)
Purchase of property and equipment	(4,330)	(4,855)	(6,177)
Purchase of short-term securities, net	—	—	(27,997)
Capitalization of software development costs	(4,146)	(4,767)	(4,580)

Net cash used in investing activities	(8,476)	(19,328)	(44,869)

Cash flows from financing activities:
Net proceeds from issuance of common stock in connection with public offerings	—	65,355	122,177
Proceeds from issuance of common stock in connection with exercise of stock options and employee stock purchase plan	327	1,892	4,770
Proceeds from long-term bank loan	42,000	—	—
Repayment of long-term bank loan	—	—	(42,000)
Net repayments of other bank debt	(115)	(140)	(686)
Repayments of related party loans	(37,031)	—	—

Net cash provided by financing activities	5,181	67,107	84,261

Net increase in cash and cash equivalents	6,530	84,073	66,783

Cash and cash equivalents, beginning of year	43,330	49,860	133,933

Cash and cash equivalents, end of year	$49,860	$133,933	$200,716

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$5,142	$1,054	$224

Cash paid during the year for income taxes	$889	$1,086	$1,441

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

1.       Organization and Business

          Verint Systems Inc. (“Verint” and, together with its subsidiaries, the “Company”) was organized as a Delaware corporation on February 23, 1994 under the name “Interactive Information Systems Corporation.” The Company is engaged in providing analytic software-based solutions for communications interception, networked video security and surveillance, and business intelligence.

          On April 19, 2002, the Board of Directors declared a reverse stock split of the Company’s outstanding common stock at the rate of one share of common stock for each 5.11 shares of common stock outstanding.  All references to per share amounts and number of shares in these financial statements have been adjusted to reflect this reverse stock split.  In addition, the Company amended its certificate of incorporation to change its authorized common stock, $0.001 par value, from 300,000,000 to 120,000,000 and to authorize 2,500,000 shares of preferred stock, $0.001 par value.

          In May 2002, the Company completed an initial public offering of 4,500,000 shares of its common stock at a price of $16.00 per share.  The net proceeds of the offering were approximately $65.4 million.  In February 2003, the Company used a portion of these proceeds to repay a bank loan of $42 million dollars (see note 10).  In June 2003, the Company completed a public offering of 5,750,000 shares of its common stock at a price of $23.00 per share.  The shares offered included 149,731 shares issued to SmartSight Networks Inc.’s former shareholders in connection with its acquisition (see note 8).  The net proceeds of the offering were approximately $122.2 million.

2.       Summary of Significant Accounting Policies

          Basis of Presentation—The Company is a majority-owned subsidiary of Comverse Technology, Inc. (“Comverse Technology”).  Comverse Technology has provided certain corporate and administrative services to the Company and is expected to continue to provide such services for the foreseeable future.  See note 14 to the consolidated financial statements.  Management believes the consolidated financial statements include all the costs of doing business on a stand-alone basis.

          Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated.  Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over the operating and financing policies, are accounted for under the equity method.

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

          Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

          Short-term Investments—The Company classifies all short-term investments (including U.S. treasury bills) as available for sale, accounted for at fair value, with resulting unrealized gains or losses reported as a separate component of stockholders’ equity.

          Fair Value of Financial Instruments—The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

          Concentration of Credit Risk—Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash investments, short term investments and accounts receivable.  The Company places its cash investments with high-credit quality financial institutions and currently invests primarily in bank time deposits and high credit ranking debt securities, as well as mutual funds investing in all or some of U.S. Government and U.S. Government corporation and agency obligations, corporate debt securities and commercial paper and asset-backed securities.  Accounts receivable are generally diversified due to the number of commercial and government entities comprising the Company’s customer base and their dispersion across many geographical regions.  As of January 31, 2004 the Company had one customer whose balance comprised 15% of gross accounts receivable.  As of January 31, 2003 and 2004, the Company’s allowance for doubtful accounts was approximately $2,545,000 and $3,274,000 respectively.  The Company believes no significant concentration of credit risk exists with respect to these cash investments and accounts receivable.  The carrying amounts of these financial instruments are reasonable estimates of their fair value.

          The roll forward of the allowance for doubtful accounts is as follows:

	Years Ended January 31,

	(In thousands)

	2002	2003	2004

Balance at the beginning of the year	$4,985	$2,909	$2,545
Provision for doubtful accounts	(468)	12	736
Write-off of bad debts	(1,587)	(399)	(104)
Other	(21)	23	97

Balance at the end of the year	$2,909	$2,545	$3,274

          Inventories—Inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out method.

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

          Property and Equipment—Property and equipment are carried at cost less accumulated depreciation and amortization.  The Company depreciates its property and equipment, other than buildings, transportation equipment, and leasehold improvements, on a straight-line basis over periods ranging from two to ten years.  Buildings are depreciated over periods ranging from thirty to thirty-five years.  Transportation equipment is depreciated over a period ranging from three to fifteen years.  Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.  The cost of maintenance and repairs is charged to operations as incurred.  Significant renewals and improvements are capitalized.

          Income Taxes—The Company accounts for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  A valuation allowance is provided against net deferred tax assets unless, in management’s judgment, it is more likely than not that such deferred tax assets will be realized.  For federal income tax purposes in the year ended January 31, 2002 and for the period from February 1, 2002 until May 15, 2002, the Company’s results were included in the Comverse Technology consolidated tax return, due to Comverse Technology retaining beneficial ownership of more than 80% of the total voting power and value of outstanding common stock of the Company.  Income taxes were determined as if the Company was a separate taxpayer.  Income taxes payable have been charged to the related parties account in the period that the liability arose, if any.

          Upon completion of the Company’s initial public offering on May 15, 2002, Comverse Technology’s ownership was reduced below 80% of the voting power and value of the outstanding common stock.  Subsequent to May 15, 2002  the Company prepares its income tax return on a standalone basis and  income taxes currently payable are charged to accounts payable and accrued expenses in the period the liability is  incurred.

          Revenue and Expense Recognition—Revenue is generally recognized at the time of shipment for sales of systems which do not require significant customization and collection of the resulting receivable is deemed probable by the Company.  The Company’s systems are generally a bundled hardware and software solution that is shipped together.  Amounts received from customers pursuant to the terms specified in contracts but for which revenue has not been recognized are recorded as advance payments from customers.  The Company generally has no obligations to customers after the date products are shipped, except for product warranties.  The Company generally warranties its products for one year after sale.  A provision for estimated warranty costs is recorded at the time of sale.

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

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

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

          Cost of Sales—Product costs include the costs associated with manufacturing the Company’s products.  Service costs include the costs associated with the installation, warranty, and maintenance of the Company’s products.

          Software Development Costs—Software development costs are capitalized upon the establishment of technological feasibility and are amortized on a straight-line basis over the estimated useful life of the software, which is generally four years or less.  Amortization begins in the period in which the related product is available for general release to customers.  Amortization of software development costs amounted to $2,892,000, $3,721,000 and $4,266,000 for the years ended January 31, 2002, 2003 and 2004, respectively.

          The Company reviews software development costs for impairment at the end of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment loss would be recognized if estimated net realizable value of the software is less than its carrying amount.  The net realizable value is the estimated future gross revenue from the software reduced by the estimated future costs of completing and supporting the software.

          Functional Currency and Foreign Currency Transaction Gains and Losses—The United States dollar (the “Dollar”) is the functional currency of the major portion of the Company’s foreign operations.  Most of the Company’s sales and materials purchased for manufacturing are denominated in or linked to the Dollar.  Certain operating costs, principally salaries, of foreign operations are denominated in local currencies.  In those instances where a foreign subsidiary has a functional currency other than the Dollar, the Company records any necessary foreign currency translation adjustment, reflected in stockholders’ equity, at the end of each reporting period.

          Net gains (losses) from foreign currency transactions, included in the consolidated statements of operations, are approximately $(741,000), $2,505,000, and $669,000 for the years ended January 31, 2002, 2003 and 2004, respectively.

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

          The Company is exposed to market risk from changes in foreign currency exchange rates and may, from time to time, use foreign currency exchange contracts and other derivative instruments to reduce its exposure to the risk that the eventual net cash inflows and outflows resulting from its operations in foreign currencies will be adversely affected by changes in exchange rates.  The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company’s operating results.  These instruments are not designated as hedges and the change in fair value is included in income currently.  As of January 31, 2002, 2003, and 2004 the Company had no material outstanding foreign exchange contracts.

          Long-Lived Assets—The Company reviews property, equipment, and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of the asset and proceeds from its eventual disposition are less than its carrying amount.  Impairment is measured at fair value.

          Stock-Based Employee Compensation— The Company applies the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based employee compensation.  Accordingly, stock-based employee compensation cost is recognized only when employee stock options are granted with exercise prices below the fair market value at the date of grant.  Any resulting stock-based employee compensation cost is recognized ratably over the associated service period, which is generally the option vesting period.  During the years ended Janauary 31, 2003 and 2004, the Company recognized stock-based employee compensation cost in the consolidated statements of operations of approximately $59,000 and $48,000, respectively, related to certain employee stock options granted with an exercise price below the fair market value at the date of grant.  As of Janauary 31, 2003 and 2004 employee stock options to purchase 65,898 and 40,891 shares, respectively, of the Company’s common stock were outstanding with exercise prices below the fair market value at the date of the grant.  All other employee stock options have been granted at exercise prices equal to fair market value on the date of grant, and, accordingly, no compensation expense has been recognized by the Company in the consolidated statements of operations.

          The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for all periods:

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

	Years Ended January 31,

	2002	2003	2004

	(In thousands, except per share amounts)

Net income (loss) as reported	$(4,649)	$10,147	$17,938
Less: Stock- based employee compensation cost determined under the fair value method, net of related tax effects	(2,962)	(4,192)	(5,304)

Pro forma net income (loss)	$(7,611)	$5,955	$12,634

Net income (loss) per share:
Basic - as reported	$(0.25)	$0.46	$0.65

Basic - pro forma	$(0.41)	$0.27	$0.46

Diluted - as reported	$(0.25)	$0.43	$0.61

Diluted - pro forma	$(0.41)	$0.25	$0.43

          The fair value of these options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended January 31,

	2002	2003	2004

Risk free rate	4.66%	4.27%	3.50%
Dividend yield	0%	0%	0%
Volatility	79.2%	77.7%	79.6%
Expected option life	5 years	5 years	5 years

          The weighted-average fair value of options granted for the years ended January 31, 2002, 2003 and 2004 is estimated at $5.77, $12.69 and $12.91 per share, respectively.

          Pervasiveness of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

          Effect of New Accounting Pronouncements—In August 2001, the Financial Accounting Standards Board  (“FASB”) issued Statements of Financial Accounting Standards  No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.  SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset.  This Statement is effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 did not have a material effect on the Company’s consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishments of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002.  The remainder of the statement is generally effective for transactions occurring after May 15, 2002.  The adoption of SFAS No. 145 did not have a material effect on the Company’s consolidated financial statements.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No.149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The  adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial statements.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity.  The statement is effective for financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial statements.

3.       Research and Development

          A significant portion of the Company’s research and development operations are located in Israel where the Company derives substantial benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country.  The Company’s research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the “OCS”) under which the OCS reimburses a portion of the Company’s research and development expenditures under approved project budgets.  The Company is currently involved in several ongoing research and development projects supported by the OCS.  The Company accrues royalties to the OCS for the sale of products incorporating technology developed in these projects up to the amount of such funding, plus interest in certain circumstances.  In addition, under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval.  The amounts reimbursed by the OCS for the years ended January 31, 2002, 2003 and 2004 were $5,802,000, $5,221,000, and $3,750,000, respectively.  In addition, the Company also benefits from the Scientific Research and Experimental Development (SR&ED) program in Canada.  The Company recorded $233,000 as reimbursement by SR&ED of research and development expenses for the year ended January 31, 2004.

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

4.       Short-term Investments

          The Company classifies all of its short-term investments as available-for-sale securities.  The following is a summary of available-for-sale securities as of  January, 31, 2004:

Cost and Estimated Fair Value

(In thousands)

Corporate debt securities	$15,000
U.S. Government corporation and agency bonds	3,000

Total debt securities	18,000

Mutual funds *	9,997

$27,997

* Investing in all or some of U.S. Government and U.S. Government corporation and agency obligations, corporate debt securities and commercial paper and asset-backed securities.

          During the year ended January 31, 2004, the gross realized gains on sales of securities totaled approximately $14,000.

          The cost and estimated fair value of debt securities at January 31, 2004 by contractual maturity are as follows:

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

Cost and Estimated Fair Value

(In thousands)

Due in one year or less	$15,000
Due after one year through three years	3,000

$18,000

5.       Inventories

          Inventories consist of:

	January 31,

	2003	2004

	(In thousands)

Raw materials	$5,337	$10,551
Work in process	1,405	2,186
Finished goods	2,124	3,096

	$8,866	$15,833

6.       Property and Equipment

          Property and equipment consist of:

	January 31,

	2003	2004

	(In thousands)

Fixtures and equipment	$23,454	$18,836
Land	515	525
Buildings and building improvements	4,590	5,240
Software	2,603	2,965
Transportation vehicles	824	836
Leasehold improvements	1,009	1,728

	32,995	30,130
Less accumulated depreciation and amortization	20,030	16,001

	$12,965	$14,129

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

7.       Other Assets

          Other assets consist of:

	January 31,

	2003	2004

	(In thousands)
Software development costs	$29,856	$34,176
Accumulated amortization	(19,355)	(23,361)

Software development costs, net	10,501	10,815
Goodwill	7,711	14,364
Other assets	1,716	5,191

	$19,928	$30,370

8.       Business Combinations

          In May 2003, the Company acquired all of the issued and outstanding shares of SmartSight Networks Inc. (“SmartSight”), a Canadian corporation that develops IP-based video edge devices and software for wireless video transmission.  The purchase price consisted of approximately $7,144,000 in cash and 149,731 shares of the Company’s common stock.  Shares issued as part of the purchase price were accounted for with value of approximately $3,063,000, or $20.46 per share.  In connection with this acquisition, the Company incurred transaction costs, consisting primarily of professional fees amounting to approximately $263,000.

          The acquisition was accounted for using the purchase method.  The purchase price was allocated to the assets and liabilities of SmartSight based on the estimated fair value of those assets and liabilities as of May 1, 2003.  Identifiable intangible assets consist of sales backlog, acquired technology, trade name and non-competition agreements and have an estimated useful life of up to five years.  The results of operations of SmartSight have been included in the Company’s results of operations since May 1, 2003.

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

          The following is a summary of the allocation of the purchase price for this acquisition:

(In thousands)

Purchase price	$10,207

Acquisition costs	263
Total purchase price	$10,470

Fair value of net assets acquired	$1,880
Identifiable intangible assets	2,077
Goodwill	6,513

Total purchase price	$10,470

Purchase price paid in cash	$7,407
Shares issued	3,063

Total purchase price	$10,470

          The summary unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on February 1, 2002, would have reflected consolidated revenues of approximately $165,691,000 and $194,407,000, net income of approximately $11,443,000 and $18,147,000, basic earnings per share of $0.51 and $0.65 and diluted earnings per share of $0.48 and $0.62  for the years ended January 31, 2003 and 2004, respectively.  These pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for each of the periods presented.  In addition, the pro forma results are not necessarily indicative of the results that will occur in the future and do not reflect any potential synergies that might arise from the combined operations.

          On February 1, 2002, the Company acquired the digital video recording business of Lanex LLC (“Lanex”).  The Lanex business provides digital video recording solutions for security and surveillance applications.  The purchase price consisted of $9,510,000 in cash and a $2,200,000 convertible note issued by the Company.  The note was non-interest bearing and matured on February 1, 2004.  On February 1, 2004, the note was converted into 136,986 shares of the Company’s common stock at a conversion price of  $16.01 per share.  The note was guaranteed by Comverse Technology.  In connection with this acquisition, the Company incurred transaction costs, consisting primarily of professional fees amounting to approximately $196,000.

          The acquisition was accounted for using the purchase method.  The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of those assets and liabilities as of February 1, 2002.  Identifiable intangible assets consist of sales backlog, acquired technology, trade name and non-competition agreements and have an estimated useful life of up to six years.  The results of operations of Lanex’s acquired business have been included in the Company’s results of operations since February 1, 2002.

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

          The following is a summary of the allocation of the purchase price for this acquisition:

(In thousands)

Purchase price	$11,710
Acquisition costs	196

Total purchase price	$11,906

Fair value of net assets acquired	$2,810
Identifiable intangible assets	1,385
Goodwill	7,711

Total purchase price	$11,906

Purchase price paid in cash	$9,706
Convertible note	2,200

Total purchase price	$11,906

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

          In July 2000, the Company’s parent, Comverse Technology, acquired all of the outstanding stock of Loronix Information Systems, Inc. (“Loronix”), a company that develops software-based digital video recording and management systems, for 1,994,806 shares of Comverse Technology’s common stock and the assumption of options to purchase the equivalent of 370,101 shares of the Comverse Technology common stock. The business combination was accounted for as a pooling of interests.  In July 2000, Comverse Technology acquired all of the outstanding stock of Syborg Informationsysteme GmbH, (“Syborg”) a company that develops software-based digital voice and Internet recording systems, for 201,251 shares of Comverse Technology common stock.  The business combination was accounted for as a pooling of interests.  In February 2001, the Company issued 6,759,277 shares of its common stock to Comverse Technology in exchange for Comverse Technology’s ownership interest in Loronix and Syborg.  These shares are reflected in the consolidated financial statements as if they were outstanding as of the earliest period presented which is consistent with the pooling of interests method of accounting.

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

9.       Accounts Payable and Accrued Expenses

          Accounts payable and accrued expenses consist of:

	January 31,

	2003	2004

	(In thousands)

Accounts payable	$17,051	$16,372
Accrued compensation	5,892	8,684
Accrued royalties	6,429	7,696
Accrued vacation	3,463	3,921
Accrued warranty costs	1,210	2,599
Other accrued expenses	8,420	9,851

	$42,465	$49,123

          In April 2001, the Company announced a plan to reduce its workforce and recorded a charge of $1,164,000.  In December 2001, the Company announced a plan to further reduce its workforce and consolidate its offices in the United Kingdom and recorded a charge of $1,590,000.  These charges totaling $2,754,000 for the year ended January 31, 2002, were charged to expense and are included in the caption workforce reduction and restructuring charges in the consolidated statement of operations.  These reductions were necessary as a result of the difficult economic and capital spending environment and were designed to improve the Company’s cost structure and to increase its profitability.  These plans included reducing the workforce in the United States, Israel and Germany by 65, 45 and 35 employees, respectively.  These workforce reductions included employees within all departments of the Company.  As of January 31, 2002, substantially all of the employees identified in the plan have been terminated in accordance with the terms of the plan.

          In December 2001, the Company notified the landlord of its United Kingdom office of its intention to terminate the Company’s lease.  The Company recorded a charge for the remaining lease payments from the vacancy date through the expiration date of the lease.  The Company vacated the facility in March 2002.

          An analysis of the total charges of approximately $2,754,000 incurred during the year ended January 31, 2002 as well as roll forward of the workforce reduction and restructuring accrual is as follows:

	Provision	Cash Payments	Accrual Balance at January 31, 2002	Cash Payments	Accrual Balance at January 31, 2003	Cash Payments	Accrual Balance at January 31, 2004

	(In thousands)
Severance and related	$2,397	$1,710	$687	$661	$26	$26	$—
Facilities	357	—	357	168	189	189	—

Total	$2,754	$1,710	$1,044	$829	$215	$215	$—

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

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

10.     Long-term bank loans

          Bank loans consist of the following:

	January 31,

	2003	2004

	(In thousands)

Long-term bank loan	$42,000	$—
Other bank debt	1,877	2,330

	43,877	2,330
Less: current maturities	42,199	441

Long-term bank loans	$1,678	$1,889

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

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

          Maturities of long-term bank loans are as follows:

Years Ending January 31,	Amount

(In thousands)
2005	$441
2006	410
2007	233
2008	234
2009	235
2010 and thereafter	777

$2,330

11.     Liability for Severance Pay

          Liability for severance pay consists of the Company’s unfunded liability for severance pay to employees of certain foreign subsidiaries.

          Under Israeli law, the Company is obligated to make severance payments to employees of its Israeli subsidiary on the basis of each individual’s current salary and length of employment.  These liabilities are currently provided primarily by premiums paid by the Company to insurance providers.

12.     Employee Stock Compensation

          Employee Stock Options—As of January 31, 2004, 3,558,459 shares of common stock were reserved for issuance upon the exercise of stock options then outstanding and 314,771 shares were available for future grant under the Company’s Stock Incentive Compensation Plan, under which options, or restricted stock, may be granted to key employees, directors, and other persons rendering services to the Company.  Options which are designated, as “incentive stock options” under the option plan may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code.  Options which are not intended to qualify as “incentive stock options” may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount.  The options and the underlying shares are subject to adjustment in accordance with the terms of the plan in the event of stock dividends, recapitalizations and similar transactions.  The right to exercise options generally vests in increments over periods of up to four years from the date of grant or the date of commencement of the grantee’s employment with the Company, up to a maximum term of fifteen years for all options granted.

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

          The changes in the number of options were as follows:

	Years Ended January 31,

	2002	2003	2004

Outstanding at beginning of period	2,322,888	2,788,776	2,853,671
Granted during the period	873,209	581,249	1,414,054
Exercised during the period	(153,070)	(275,087)	(506,731)
Cancelled, terminated and expired	(254,251)	(241,267)	(202,535)

Outstanding at end of period	2,788,776	2,853,671	3,558,459

          At January 31, 2004, options to purchase an aggregate of 1,455,301 shares were vested and currently exercisable under the option plan and options to purchase an additional 2,103,158 shares, vest at various dates extending through the year 2007.

          Weighted average option exercise price information was as follows:

	Years Ended January 31,

	2002	2003	2004

Outstanding at beginning of period	$6.44	$7.26	$8.75
Granted during the period	$8.69	$15.05	$19.60
Exercised during the period	$2.10	$6.88	$7.38
Cancelled, terminated and expired	$8.02	$8.78	$12.79
Outstanding at end of period	$7.26	$8.75	$13.03
Exercisable at end of period	$6.08	$6.60	$7.65

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

          Significant option groups outstanding at January 31, 2004 and related weighted average exercise price and life information were as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.01 - $4.60	121,609	2.0	$0.83	121,609	$0.83
$4.61 - $6.90	953,861	5.2	$6.17	871,879	$6.11
$6.91 - $9.20	582,970	7.2	$8.70	242,569	$8.69
$9.21 - $13.80	2,763	6.2	$12.01	1,983	$12.01
$13.81 - $16.10	536,767	8.0	$15.74	179,476	$15.66
$16.11 - $18.40	662,542	9.0	$17.00	12,338	$17.01
$18.41 - $20.70	135,250	9.3	$19.83	11,250	$19.83
$20.71 - $23.00	562,697	9.7	$22.89	14,197	$22.86

	3,558,459	7.4	$13.03	1,455,301	$7.65

          Employee Restricted Stock—In December 2003, the Company granted 72,700 shares of  restricted stock to certain key employees of the Company.  Unearned stock compensation of approximately $1,672,000 was recorded based on the fair market value of the Company’s common stock at the date of grant, or $23.00 per share.  Unearned stock compensation is shown as a separate component of stockholders’ equity and is being amortized to expense over the four-year vesting period of the restricted stock.  Amortization of unearned stock compensation for the year ended January 31, 2004 was approximately $57,000 and was included in selling, general and administrative expenses in the consolidated statement of operations.  The restricted stock has all the rights and privileges of the Company’s common stock, subject to certain restrictions and forfeiture provisions.  At January 31, 2004, all 72,700 shares were subject to restriction.

          Employee Stock Purchase Plan—The Company adopted its 2002 Employee Stock Purchase Plan, which was amended and restated on May 22, 2003, under which all employees who have completed three months of employment are entitled, through payroll deductions of amounts up to 10% of their base salary, to purchase shares of the Company’s common stock at 85% of the lesser of the market price at the offering commencement date or the offering termination date.  The number of shares available under this Employee Stock Purchase Plan is 1,000,000, of which 103,584 had been issued as of January 31, 2004.

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

13.     Earnings (Loss) Per Share (EPS)

           Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share further assumes the issuance of common shares for all potentially dilutive issuances of stock.  The calculation for earnings (loss) per share for the years ended January 31, 2002, 2003 and 2004 is as follows:

	Year ended January 31, 2002			Year ended January 31, 2003			Year ended January 31, 2004

	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

	(In thousands, except per share data)
Basic EPS
Net Income (Loss)	$(4,649)	18,767	$(0.25)	$10,147	22,165	$0.46	$17,938	27,690	$0.65

Effect of Dilutive Securities
Stock Options					1,240			1,610
Convertible Note					137			137

Diluted EPS	$(4,649)	18,767	$(0.25)	$10,147	23,542	$0.43	$17,938	29,437	$0.61

          The diluted loss per share computation for the year ended January 31, 2002 excludes approximately 1,280,000 incremental shares related to employee stock options.  These shares are excluded from the dilutive net loss per share calculation due to their antidilutive effect as a result of the Company’s net loss during this period.

14.     Related Party Transactions

          Corporate Services Agreement—The Company has a corporate services agreement with Comverse Technology.  Under this agreement, Comverse Technology provides the Company with the following services:

•	maintaining in effect general liability and other insurance policies providing coverage for the Company;

•	maintaining in effect a policy of directors’ and officers’ insurance covering the Company’s directors and officers;

•	administration of employee benefit plans;

•	routine legal services; and

•	consulting services with respect to the Company’s public relations.

          For the years ended January 31, 2002, 2003 and 2004, the Company recorded expenses of $500,000, $525,000, and $575,000, respectively, for the services provided by Comverse Technology.  As of February 1, 2004, the Company will pay Comverse Technology a quarterly fee of $156,250, subject to adjustment, for services provided by Comverse Technology during each fiscal quarter.  In addition, the Company agreed to reimburse Comverse Technology for any out-of-pocket expenses incurred by Comverse Technology in providing the services.  During the years ended January 31, 2002, 2003 and 2004, no amounts were paid to Comverse Technology for reimbursement of out-of-pocket expenses.  The term of this agreement extends to January 31, 2005 and is automatically extended for additional twelve-month periods unless terminated by either Comverse Technology or the Company.

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

          Enterprise Resource Planning Software Sharing Agreement—In January 2002, the Company entered into an enterprise resource planning (“ERP”) software sharing agreement with Comverse, Ltd., a subsidiary of Comverse Technology.  Under this agreement, Comverse Ltd. agreed to continue to share the use of specific ERP software with the Company and undertook to exert its reasonable commercial efforts to arrange for the ongoing operation, maintenance and support of the software for an annual fee of $100,000.  The terms of the ERP Software Sharing Agreement and the fee payable to Comverse Ltd. were determined by arm’s length negotiations between the Company and Comverse Ltd.  The parties amended this agreement on December 31, 2003 extending the term of the agreement from February 1, 2004 until January 31, 2007.  In addition, during the year ended January 31, 2004, the Company agreed to make an additional one-time payment to Comverse Ltd. in the amount of $175,000, in connection with upgrading the ERP system, as well as payments totaling $142,000, $147,000 and $152,000 for the years ending January 31, 2005, 2006 and 2007, respectively. The Company recorded expenses of $100,000, $100,000, and $112,000 for the years ended January 31, 2002, 2003 and 2004, respectively, for ERP support services.

          Satellite Services Agreement—In January 2002, the Company entered into a services agreement with Comverse, Inc., a subsidiary of Comverse Technology, pursuant to which Comverse, Inc. and its subsidiaries provide the Company with the exclusive use of the services of specified employees of Comverse, Inc. and its facilities where such employees are located.  Under this agreement, the Company pays Comverse, Inc. a fee, which is equal to the expenses Comverse, Inc. incurs in providing these services plus ten percent.  During the year ended January 31, 2002, 2003 and 2004, the Company recorded expenses of $1,817,000, $1,809,000, and $2,200,000, respectively, for these services provided by Comverse, Inc. during these periods.

          The Company believes that the terms of the Corporate Services Agreement, the Enterprise Resource Planning Software Sharing Agreement and the Satellite Services Agreement are fair to the Company and are not materially different than those they could have obtained from an unaffiliated third party.

          Other Transactions with Other Subsidiaries of Comverse Technology—The Company charges subsidiaries of Comverse Technology for services relating to the use of the Company’s facilities and employees.  Charges to these subsidiaries were approximately $1,030,000, $175,000, and $125,000 for the years ended January 31, 2002, 2003 and 2004, respectively.

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

          Federal Income Tax Sharing Agreement—The Company has a tax sharing agreement with Comverse Technology.  Comverse Technology is the parent company of a group of companies which includes the Company and for which Comverse Technology files a consolidated federal income tax return.  Under the terms of the tax sharing agreement, during years in which Comverse Technology filed a consolidated federal income tax return which includes the Company, the Company was required to pay Comverse Technology an amount equal to the Company’s separate tax liability, if any, computed by Comverse Technology in its reasonable discretion.  The Company’s separate tax liability generally is the amount of federal income tax that the Company would owe if the Company had filed a tax return independent of the Comverse Technology group.  If the calculation of the Company’s separate tax liability for any year results in a net operating loss or capital loss, the Company was not entitled to receive any payments from Comverse Technology with respect to such loss in such year or as a result of carrying such loss back to any prior year or forward to any future year, or otherwise to take such loss into account in determining the Company’s liability to Comverse Technology, including in the event that Comverse Technology utilizes such loss to reduce its own tax liability so that such loss is not available to the Company in the event of deconsolidation.  The tax sharing agreement also provided for certain payments in the event of adjustments to the tax liability.  The tax sharing agreement continues in effect until 60 days after the expiration of the applicable statute of limitations with respect to the final year of the Comverse Technology consolidated group which includes the Company.  Upon completion of the Company’s initial public offering in May 2002, Comverse Technology’s ownership was reduced below 80% of the voting power and value of outstanding common stock of the Company.  The Company began filing federal tax returns on a stand-alone basis starting May 16, 2002.

          Patent License Agreement—The Company’s affiliate, Comverse Patent Holding, granted Lucent GRL a non-exclusive license to those patents now owned by Comverse Patent Holding or for which Comverse Patent Holding has a right to license and to those patents granted to Comverse Patent Holding or for which Comverse Patent Holding obtains the right to license during the term of that arrangement.  In return, Comverse Patent Holding was granted a non-exclusive license to certain patents now owned by Lucent GRL or for which Lucent GRL has the right to license and to those patents granted to Lucent GRL or for which Lucent GRL obtains the right to license during the term of that arrangement.  Under that arrangement, Comverse Patent Holding has the right to grant a sublicense to the Company.  In connection with that arrangement, effective December 30, 1999, the Company entered into a patent license agreement with Comverse Patent Holding under which the Company has granted a non-exclusive royalty-free license to Comverse Patent Holding with the right to sublicense to Lucent GRL the Company’s patents and those patents granted to the Company or for which the Company obtains the right to license during the term of the agreement.  In return, Comverse Patent Holding granted to the Company a non-exclusive royalty-free sublicense to all patents that are licensed by Lucent GRL to Comverse Patent Holding.  The Company believes that the value of the sublicense from Comverse Patent Holding is greater than the value of the license to Comverse Patent Holding.

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

          Registration Rights Agreement—The Company has entered into a registration rights agreement with Comverse Technology.  Under this agreement, Comverse Technology may require the Company on one occasion to register the Company’s common stock for sale on Form S-1 under the Securities Act of 1933 (the “Act”) if the Company is not eligible to use Form S-3 under the Act.  After the Company becomes eligible to use Form S-3, Comverse Technology may require the Company on unlimited occasions to register the Company’s common stock for sale on this form.  Comverse Technology will also have an unlimited number of piggyback registration rights.

          The Company has agreed to pay all expenses that result from registration of its common stock under the registration rights agreement, other than underwriting commissions for such shares and taxes.  The Company has also agreed to indemnify Comverse Technology, its directors, officers and employees against liabilities that may result from its sale of the Company’s common stock, including Securities Act liabilities.

          Business Opportunities Agreement—The Company has a business opportunities agreement with Comverse Technology, which addresses potential conflicts of interest between Comverse Technology and the Company.  This agreement allocates between Comverse Technology and the Company opportunities to pursue transactions or matters that, absent such allocation, could constitute corporate opportunities of both companies.  The Company is precluded from pursuing an opportunity offered to any person who is a director of the Company but not an officer or employee of the Company and who is also an officer or employee of Comverse Technology, unless Comverse Technology fails to pursue such opportunity diligently.  Comverse Technology is precluded from pursuing an opportunity offered to any person who is a director of Comverse Technology but not an officer or employee of Comverse Technology and who is also an officer or employee of the Company, unless the Company fails to pursue such opportunity diligently.  The Company is also precluded from pursuing an opportunity offered to any person who is an employee or officer of both companies or a director of both companies, unless Comverse Technology fails to pursue such opportunity diligently.  Accordingly, the Company may be precluded from pursuing transactions or opportunities that the Company would otherwise be able to pursue if the Company was not affiliated with Comverse Technology.  The Company has agreed to indemnify Comverse Technology and its directors, officers, employees and agents against any liabilities arising out of any claim that any provision of the agreement or the failure to offer any business opportunity to the Company violates or breaches any duty that may be owed to the Company by Comverse Technology or any such person.

          Proxy Agreement with the Department of Defense—One of the Company’s subsidiaries, Verint Technology Inc. (“Verint Technology”), is engaged in the development, marketing and the sale of the Company’s communications interception solutions to various U.S. governmental agencies.  In order to conduct its business, Verint Technology is required to maintain facility security clearances under the National Industrial Security Program (“NISP”).  The NISP requires companies maintaining facility security clearances to be insulated from foreign ownership, control or influence.  The Company, Comverse Technology and the Department of Defense have entered into a proxy agreement with respect to the ownership and operations of Verint Technology.  The proxy agreement has been approved by the Defense Security Service, which has oversight responsibilities on behalf of the Department of Defense.

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

          Under the proxy agreement, the Company appointed three U.S. citizens that have the requisite personal security clearance as directors of Verint Technology and as holders of proxies to vote the stock of Verint Technology.  These individuals are responsible for the oversight of Verint Technology’s security arrangements, including the separation of Verint Technology from the Company and the Company’s affiliates.  As proxy holders, these individuals have the power to exercise all prerogatives of ownership of Verint Technology, except that without obtaining the Company’s express written approval they may not authorize any individual sale or disposal of capital assets constituting a material amount of Verint Technology’s assets, the mortgaging of assets other than for working capital or capital improvement purposes, any merger, consolidation, reorganization or dissolution of Verint Technology and the filing of a petition under the federal bankruptcy laws.

          Under the proxy agreement, the Company has also established a government security committee, which consists of the three proxy holders.  The government security committee is in charge of the development and implementation of a technology control plan, which prescribes measures and establishes procedures to prevent unauthorized disclosure or export of controlled information to the Company, any of the Company’s affiliates or others.  In addition, the proxy agreement establishes procedures regarding meetings, visits and communications between Verint Technology, the Company and the Company’s other affiliates.  The Department of Defense continually reviews the technology control plan and receives an annual report from the proxy holders.

          Sale of Comverse Media Holding Inc.—In February 2001, the Company sold 100% of the capital stock of Comverse Media Holding Inc. to Comverse, Inc. for $100,000.  The Company increased stockholders’ equity for the year ended January 31, 2002 by $298,000, which represents the excess of the consideration given and the carrying amount of the net liabilities of Comverse Media Holding Inc.

          Indemnification Agreement with Comverse Technology—On January 31, 2002, the Company entered into an indemnification agreement with Comverse Technology pursuant to which Comverse Technology agreed to indemnify the Company for any damages that may arise from two specified disputes, which are not material to the Company.  In return, the Company granted to Comverse Technology the exclusive control of the settlement and defense of these disputes, and the Company agreed to fully cooperate with Comverse Technology in any such settlement or defense.

          Transactions with an Affiliate—The Company sells products and services to Verint Systems (Singapore) PTE LTD (formerly - Comverse Infosys (Singapore) PTE LTD) (“Verint Singapore”) an affiliated systems integrator in which the Company holds 50% equity interest.  Sales to Verint Singapore were approximately $4,024,000, $2,286,000, and $4,722,000 for the years ended January 31, 2002, 2003 and 2004, respectively.  The Company sells its products and services to Verint Singapore on the same terms the Company sells similar products and services to their non-affiliated customers.  In addition, the Company was charged marketing, office service fees and customer support fees by that affiliate.  These fees were approximately $490,000, $361,000, and $630,000 for the years ended January 31, 2002, 2003 and 2004, respectively.  The Company believes that Verint Singapore has determined these charges on the basis of its estimated costs in providing such services.

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

          Intercompany Loan—The Company was charged interest on balances owed to Comverse Technology amounting to $1,458,000 for the year ended January 31, 2002.  The interest rate on the indebtedness to Comverse Technology was the three-month LIBOR rate.  The principal amount of the indebtedness to Comverse Technology and related accrued and unpaid interest was due on demand and was repaid on January 31, 2002 with the proceeds of a bank loan.  The Company does not expect to be dependent on Comverse Technology for its financing needs for the foreseeable future.

15.     Income taxes

          The provision for income taxes consists of the following:

	Years Ended January 31,

	2002	2003	2004

	(In thousands)
Current provision:
Federal	$—	$—	$466
State	145	360	994
Foreign	1,393	1,729	215

Total current	1,538	2,089	1,675

Deferred provision:
Federal	—	—	—
State	—	—	—
Foreign	14	81	246

Total deferred	14	81	246

	$1,552	$2,170	$1,921

          The reconciliation of the U.S. Federal statutory tax rate to the Company’s effective tax rate is as follows:

	Years Ended January 31,

	2002	2003	2004

U.S. Federal statutory rate	34%	34%	34%
Change in valuation allowance	(34)	(34)	(31)
Foreign and state income taxes	(50)	18	7

Company’s effective tax rate	(50)%	18%	10%

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

          Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carry forwards.  The tax effects of significant items comprising the Company’s deferred tax assets and liabilities at January 31, 2003 and 2004 are as follows:

	January 31,

	2003	2004

	(In thousands)
Deferred tax liabilities:
Expenses deductible for tax purposes and not for financial reporting purposes	$(585)	$(1,006)

Deferred tax assets:
Reserves not currently deductible	4,316	5,097
Tax loss carry-forwards	13,982	7,724

	18,298	12,821
Less: valuation allowance	(17,813)	(12,160)

Net deferred tax liabilities	$(100)	$(345)

          As of January 31, 2004 the Company had approximately $20 million of net operating loss carry forwards for federal income tax purposes.  These carry forwards will begin to expire in 2020 if not utilized.

          Income tax has not been provided on unrepatriated earnings of foreign subsidiaries, as currently it is the intention of the Company to reinvest such foreign earnings in their operations.

16.     Business Segment Information

          The Company operates in one business segment -- providing actionable intelligence solutions. The Company prvoides analytic software-based solutions to the security and business intelligence markets.   Summarized financial information for the Company’s reportable geographic segments is presented in the following table.  Sales in each geographic segment represents sales originating from that segment.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

	United States	Israel	United Kingdom	Other	Reconciling Items	Consolidated Totals

	(In thousands)
Year Ended January 31, 2002
Sales	$65,731	$62,712	$18,848	$6,023	$(22,079)	$131,235
Costs and expenses	(70,290)	(58,813)	(19,349)	(7,882)	22,566	(133,768)

Operating income (loss)	$(4,559)	$3,899	$(501)	$(1,859)	$487	$(2,533)

Year Ended January 31, 2003
Sales	$85,817	$62,622	$22,897	$11,616	$(25,177)	$157,775
Costs and expenses	(80,847)	(57,477)	(21,624)	(12,881)	25,105	(147,724)

Operating income (loss)	$4,970	$5,145	$1,273	$(1,265)	$(72)	$10,051

Year Ended January 31, 2004
Sales	$101,703	$75,805	$24,769	$19,819	$(29,352)	$192,744
Costs and expenses	(88,180)	(68,396)	(25,580)	(20,954)	27,555	(175,555)

Operating income (loss)	$13,523	$7,409	$(811)	$(1,135)	$(1,797)	$17,189

          Total assets by country of domicile consist of:

	January 31,

	2003	2004

	(In thousands)
United States	$117,971	$221,823
Israel	85,874	98,867
United Kingdom	9,105	10,502
Other	7,117	24,417
Reconciling items	(13,017)	(26,903)

	$207,050	$328,706

          Long-lived assets by country of domicile consist of:

	January 31,

	2003	2004

	(In thousands)
United States	$15,936	$16,899
Israel	12,795	14,645
Canada	—	8,467
Germany	3,100	3,486
United Kingdom	816	734
Other	246	268

	$32,893	$44,499

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

          Sales by country, based on end-user location, as a percentage of total sales were as follows:

	January 31,

	2002	2003	2004

United States	42%	49%	52%
United Kingdom	14%	16%	13%
Other	44%	35%	35%

	100%	100%	100%

          No single customer accounted for 10% or more of sales for the years ended January 31, 2002, 2003 and 2004.

17.     Commitments and Contingencies

          Leases—The Company leases office, manufacturing, and warehouse space under non-cancelable operating leases.  Rent expense for all leased premises approximated $2,887,000, $3,385,000 and $4,172,000 in the years ended January 31, 2002, 2003 and 2004, respectively.

          As of January 31, 2004, the minimum annual rent obligations of the Company were approximately as follows:

Years Ending January 31,	Amount

(In thousands)
2005	$3,506
2006	1,815
2007	814
2008	814
2009 and thereafter	2,052

$9,001

          Licenses and Royalties—The Company licenses certain technology, “know-how” and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties under such licenses and under other agreements entered into in connection with research and development financing.  The Company currently pays royalties to the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the “OCS”) on a substantial portion of its product sales in varying amounts based upon the revenues attributed to the various components of such products.  Royalties paid to the OCS typically range between 3% and 5% (or 6% under certain circumstances) of associated product, service and revenues are required to be paid until the funding organization has received total royalties amounting to 100% of the amounts received by the Company under the approved project budgets, plus interest in certain circumstances.  As of January 31, 2004, the Company received approximately $52.7 million in cumulative grants from the OCS and have recorded approximately $21.7 million in cumulative royalties to the OCS.

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

          Dividend Restrictions—The ability of the Company’s Israeli subsidiaries to pay dividends to the Company is governed by Israeli law, which provides that cash dividends may be paid by an Israeli corporation only out of retained earnings as determined for statutory purposes in Israeli currency.  In the event of a devaluation of the Israeli currency against the dollar, the amount in dollars available for payment of cash dividends out of prior years’ earnings will decrease accordingly.  Cash dividends paid by an Israeli corporation to United States residents are subject to the Convention for the Avoidance of Double Taxation between Israel and the United States.  Under the terms of the Convention, such dividends are subject to taxation by both Israel and the United States and, in the case of Israel, such dividends out of income derived in respect of a period for which an Israeli company is entitled to the reduced tax rate applicable to an Approved Enterprise are generally subject to withholding of Israeli income tax at source at a rate of 15%.  The Israeli company is also subject to additional Israeli taxes in respect of such dividends, generally equal to the tax benefits previously granted in respect of the underlying income by virtue of the Approved Enterprise status.

          Guaranties—The Company has obtained bank guaranties primarily to secure its performance of certain obligations under contracts with customers.  These guaranties, which aggregated approximately $4,941,000 at January 31, 2004, are to be released by the Company’s performance of specified contract milestones, which are scheduled to be completed primarily during 2004.

          Litigation—From time to time, the Company is subject to certain legal actions arising in the normal course of business.  After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their final resolution will not have any significant adverse effect upon the Company’s consolidated financial statements.

18.     Subsequent Event – ECtel acquisition

          On February 9, 2004, Verint entered into a definitive agreement with ECtel Ltd. (NASDAQ:ECTX) (“ECtel”) to acquire certain assets and liabilities comprising ECtel’s communications interception business.  This transaction closed on March 31, 2004 and Verint paid to ECtel $35 million in cash.  The acquisition is expected to provide Verint with additional communications interception capabilities for the mass collection and analysis of voice and data communications.  These technologies will be integrated into Verint’s existing product offerings.

VERINT SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

19.     Selected Quarterly Data (Unaudited)

          The following table shows selected results of operations for each of the quarters during the years ended January 31, 2003 and 2004:

	Fiscal Quarters ended

	April 30, 2002	July 31, 2002	Oct. 31, 2002	Jan. 31, 2003	April 30, 2003	July 31, 2003	Oct. 31, 2003	Jan. 31, 2004

	(In thousands, except per share amounts)
Sales	$36,317	$38,470	$40,671	$42,317	$44,415	$46,892	$49,012	$52,425
Gross profit	17,753	19,082	20,922	21,965	23,503	25,126	26,452	28,361
Net income	1,707	2,222	2,759	3,459	3,512	3,977	4,667	5,782

Diluted earnings per share	$0.08	$0.09	$0.11	$0.14	$0.14	$0.14	$0.15	$0.18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERINT SYSTEMS INC.
(Registrant)

April 15, 2004	By:	/S/ Dan Bodner

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

/S/ Dan Bodner	April 15, 2004

Dan Bodner, Chief Executive Officer and President; Director (Principal Executive Officer)

/S/ Igal Nissim	April 15, 2004

Igal Nissim, Chief Financial Officer; Director (Principal Financial and Accounting Officer)

/S/ Kobi Alexander	April 15, 2004

Kobi Alexander, Chairman of the Board of Directors; Director

/S/ Paul Baker	April 15, 2004

Paul Baker, Director

/S/ Victor A. De Marines	April 15, 2004

Victor A. De Marines, Director

/S/ David Kreinberg	April 15, 2004

David Kreinberg, Director

/S/ David Ledwell	April 15, 2004

David Ledwell, Director

/S/ Kenneth A. Minihan	April 15, 2004

Kenneth A. Minihan, Director

/S/ Larry Myers	April 15, 2004

Larry Myers, Director

/S/ Harris Oliner	April 15, 2004

Harris Oliner, Director

/S/ Paul Robinson	April 15, 2004

Paul Robinson, Director

/S/ Howard Safir	April 15, 2004

Howard Safir, Director

/S/ Willam Sorin	April 15, 2004

William Sorin, Director