Form 10-Q
period 2004-04-30
VERINT SYSTEMS INC
filed 2004-06-09
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-49790

Verint Systems Inc. (Exact name of registrant as specified in its charter)

Delaware	11-3200514
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

330 South Service Road, Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

(631) 962-9600
(Registrant’s telephone number, including area code)

Not Applicable
Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes         [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes         [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, par value $0.001 per share, outstanding as of June 4, 2004 was 30,638,776

TABLE OF CONTENTS

PART I Financial Information

FORWARD-LOOKING STATEMENTS

           From time to time, the Company makes forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements are often identified by future or conditional words such as “will,” “plans,” “expects,” “believes,” “seeks,” “estimates,” or “anticipates,” or by variations of such words or by similar expressions.

           The Company may include forward-looking statements in its periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K, in its annual report to stockholders, in its proxy statements, in its press releases, in other written materials, and in statements made by employees to analysts, investors, representatives of the media, and others.

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

            Forward-looking statements made by the Company are intended to apply only at the time they are made, unless explicitly stated to the contrary. Moreover, whether or not stated in connection with a forward-looking statement, the Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made. If the Company were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that the Company would make additional updates or corrections thereafter.

2

PART I

ITEM 1.   Financial Statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (In thousands, except share data)

ASSETS	January 31, 2004*	April 30, 2004
		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$200,716	$184,808
Short-term investments	27,997	23,700
Accounts receivable, net	33,654	33,963
Inventories, net	15,833	12,957
Prepaid expenses and other current assets	6,007	7,304

TOTAL CURRENT ASSETS	284,207	262,732
PROPERTY AND EQUIPMENT, net	14,129	15,748
INTANGIBLE ASSETS	16,415	50,611
OTHER ASSETS	13,955	12,914

TOTAL ASSETS	$328,706	$342,005

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$50,301	$49,942
Advance payments from customers	26,701	34,374
Convertible note	2,200	—
Current maturities of long-term bank loan	441	356

TOTAL CURRENT LIABILITIES	79,643	84,672

LONG-TERM LIABILITIES	4,395	4,958

TOTAL LIABILITIES	84,038	89,630

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value – authorized, 120,000,000 shares;
issued and outstanding, 30,098,732 and 30,698,612 shares	30	31
Additional paid-in capital	262,472	269,064
Unearned stock compensation	(1,615)	(1,512)
Accumulated deficit	(16,917)	(15,403)
Accumulated other comprehensive income	698	195

TOTAL STOCKHOLDERS’ EQUITY	244,668	252,375

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$328,706	$342,005

*The Condensed Consolidated Balance Sheet as of January 31, 2004 has been summarized from the Company’s audited Consolidated Balance Sheet as of that date.

The accompanying notes are an integral part of these financial statements.

3

VERINT SYSTEMS INC. AND SUBSIDIARIES Condensed Consolidated Statements of Income (Unaudited) (In thousands, except per share data)

	Three months ended April 30,
	2003	2004

Sales	$44,415	$56,638
Cost of sales	20,912	25,757

Gross profit	23,503	30,881

Operating expenses:
Research and development, net	5,335	6,791
Selling, general and administrative	14,669	18,594
In-process research and development	—	3,154
Write-down of capitalized software	—	1,481

Income from operations	3,499	861

Interest and other income, net	515	582

Income before income tax provision	4,014	1,443
Income tax provision	502	(71)

Net income	$3,512	$1,514

Earnings per share:
Basic	$0.15	$0.05

Diluted	$0.14	$0.05

The accompanying notes are an integral part of these financial statements. 4

VERINT SYSTEMS INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Three months ended April 30,
	2003	2004

Cash flows from operating activities:
Net cash from operations after adjustment for non-cash items	$6,149	$9,006
Changes in operating assets and liabilities:
Accounts receivable	(5,493)	(287)
Inventories	26	2,876
Prepaid expenses and other current assets	387	(1,297)
Accounts payable and accrued expenses	2,548	(3,310)
Advance payments from customers	573	7,673
Other, net	487	(512)

Net cash provided by operating activities	4,677	14,149

Cash flows from investing activities:
Cash paid for a business combination	—	(35,599)
Purchases of property and equipment	(1,711)	(1,867)
Capitalization of software development costs	(1,081)	(1,092)
Maturities and sales of investments, net	—	4,249

Net cash used in investing activities	(2,792)	(34,309)

Cash flows from financing activities:
Net repayments of bank loans	(42,049)	(130)
Proceeds from issuance of common stock in connection with
exercise of stock options and employee stock purchase plan	1,064	4,382

Net cash provided by (used in) financing activities	(40,985)	4,252

Net decrease in cash and cash equivalents	(39,100)	(15,908)
Cash and cash equivalents, beginning of period	133,933	200,716

Cash and cash equivalents, end of period	$94,833	$184,808

The accompanying notes are an integral part of these financial statements. 5

VERINT SYSTEMS INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

Verint Systems Inc. (“Verint” and, together with its subsidiaries, the “Company”) is engaged in providing analytic software-based solutions for communications interception, digital video security and surveillance, and enterprise business intelligence. The Company is a majority-owned subsidiary of Comverse Technology, Inc. (“Comverse Technology”).

The accompanying financial information should be read in conjunction with the audited financial statements, including the notes thereto, for the annual period ended January 31, 2004. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented herein. The Company’s results of operations for the three month period ended April 30, 2004 are not necessarily indicative of the Company’s results to be expected for the full year. The condensed consolidated balance sheet as of January 31, 2004 has been summarized from the Company’s audited consolidated balance sheet as of that date. Certain amounts in prior periods have been reclassified to conform to the manner of presentation in the current periods.

2.	Stock-Based Employee Compensation

The Company applies the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based employee compensation. Accordingly, stock-based employee compensation cost is recognized only when employee stock options are granted with exercise prices below the fair market value at the date of grant. Any resulting stock-based employee compensation cost is recognized ratably over the associated service period, which is generally the option vesting period. During the three months ended April 30, 2003 and 2004, the Company recognized stock-based employee compensation cost in the condensed consolidated statements of income of approximately $13,000 and $11,000, respectively, relating to certain employee stock options granted with exercise prices below the fair market value at the date of grant. As of April 30, 2004, 36,532 employee stock options were outstanding with exercise prices below the fair market value at the date of the grant. All other employee stock options have been granted at exercise prices equal to fair market value on the date of grant, and, accordingly, no compensation expense has been recognized by the Company in the consolidated statement of income.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for all periods:

	Three months ended April 30,
	2003	2004

	(In thousands, except per share data)

Net income, as reported	$3,512	$1,514
Less: Stock-based employee compensation cost determined
under the fair value method, net of related tax effects	1,090	1,740

Pro forma net income (loss)	$2,422	$(226)

Earnings (loss) per share:

Basic – as reported	$0.15	$0.05

Basic – pro forma	$0.10	$(0.01)

Diluted – as reported	$0.14	$0.05

Diluted – pro forma	$0.10	$(0.01)

3.	Inventories

The composition of inventories at January 31, 2004 and April 30, 2004 is as follows:

	January 31, 2004	April 30, 2004

	(In thousands)
Raw materials	$7,169	$4,844
Work in process	2,186	1,896
Finished goods	6,478	6,217

	$15,833	$12,957

4.	Research and Development Expenses

A significant portion of the Company’s research and development operations are located in Israel where the Company derives substantial benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. The Company’s research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the “OCS”) under which the OCS reimburses a portion of the Company’s research and development expenditures under approved project budgets. The Company is currently involved in several ongoing research and development projects supported by the OCS. The Company accrues royalties to the OCS for the sale of products incorporating technology developed in these projects up to the amount of such funding, plus interest in certain circumstances. In addition, under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval. During the three month periods ended April 30, 2003 and 2004, reimbursement from the OCS amounted to approximately $1.2 million and $ 0.9 million, respectively. The Company recorded $0.0 and $0.2 million as other reimbursements of research and development expenses for the three month periods ended April 30, 2003 and 2004, respectively.

5.	Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all potentially dilutive issuances of stock. The calculation for earnings per share for the three month periods ended April 30, 2003 and 2004 was as follows:

	Three Months ended

	April 30, 2003			April 30, 2004

	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

	(In thousands, except per share data)

Basic EPS
Net Income	$3,512	23,708	$0.15	$1,514	30,400	$0.05

Effect of Dilutive
Securities
Stock Options		1,391			1,809
Convertible Note		137			—

Diluted EPS	$3,512	25,236	$0.14	$1,514	32,209	$0.05

6.	Comprehensive Income

For the three month periods ended April 30, 2003 and 2004, total comprehensive income was approximately $3,880,000 and $ 1,011,000, respectively. The elements of comprehensive income include net income, unrealized losses on available for sale securities and foreign currency translation adjustments.

7.	Related Party Transactions and Balances

Corporate Services Agreement –The Company recorded expenses of approximately $143,750 and $156,250 for the three month periods ended April 30, 2003 and 2004, respectively, for the services provided by the Company’s parent, Comverse Technology, under the Corporate Services Agreement between the Company and Comverse Technology.

Enterprise Resource Planning Software Sharing Agreement – The Company recorded $25,000 and $52,000 for the three month periods ended April 30, 2003 and 2004, respectively, for support services rendered by Comverse Ltd., a subsidiary of Comverse Technology, under the Enterprise Resource Planning Software Sharing Agreement between the Company and Comverse Ltd.

Satellite Services Agreement – The Company recorded expenses of approximately $422,000 and $643,000 for the three month periods ended April 30, 2003 and 2004, respectively, for services rendered by Comverse, Inc., a subsidiary of Comverse Technology, and its subsidiaries under the Satellite Services Agreement between the Company and Comverse, Inc.

Transactions with an Affiliate –The Company sold products and services to Verint Systems (Singapore) PTE LTD, an affiliated systems integrator in which the Company holds a 50% equity interest, amounting to approximately $1,649,000 and $730,000, during the three month periods ended April 30, 2003 and 2004, respectively. In addition, the Company was charged with installation, support, marketing and office service fees by that affiliate amounting to approximately $202,000 and $151,000 for the three month periods ended April 30, 2003 and 2004, respectively.

Transactions with Other Subsidiaries of Comverse Technology – The Company charges subsidiaries of Comverse Technology for services relating to the use of the Company’s facilities and employees. Charges to these subsidiaries were approximately $33,000 and $21,000 for the three month periods ended April 30, 2003 and 2004, respectively.

Related Party Balances – Related party balances included in the condensed consolidated balance sheets are as follows (in thousands):

	January 31, 2004	April 30, 2004

Included in accounts receivable, net	$1,824	$809

Included in accounts payable and accrued expenses	$1,178	$1,031

8.	Convertible Note

On February 1, 2002, the Company acquired the digital video recording business of Lanex LLC (“Lanex”). The Lanex business provides digital video recording solutions for security and surveillance applications. The purchase price consisted of $9,510,000 in cash and a $2,200,000 convertible note issued by the Company. The note was non-interest bearing and matured on February 1, 2004. On February 1, 2004, the note was converted into 136,985 shares of the Company’s common stock at a conversion price of $16.06 per share.

9.	Acquisition

On March 31, 2004, the Company acquired certain assets and assumed certain liabilities of the government surveillance business of ECtel Ltd. (“ECtel”). The acquisition is expected to provide the Company with additional communications interception capabilities for the mass collection and analysis of voice and data communications. These technologies will be integrated into the Company’s existing product offerings. The purchase price was $35 million. The Company incurred transaction costs, consisting primarily of professional fees, amounting to approximately $1,067,000, in connection with this acquisition.

The acquisition was accounted for using the purchase method. The purchase price was allocated to the assets and liabilities of ECtel based on the estimated fair value of those assets and liabilities as of March 31, 2004. The results of operations of ECtel have been included in the Company’s results of operations since March 31, 2004. Identifiable intangible assets consist of sales backlog, acquired technology, customer relationships, and non-competition agreements and have estimated useful lives of up to ten years. Purchased in-process research and development represents the value assigned to research and development projects of the acquired business that were commenced but not completed at the date of acquisition, for which technological feasibility had not been established and which have no alternative future use in research and development activities or otherwise. In accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs,” as interpreted by FASB Interpretation No. 4, amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the acquisition date. At the acquisition date, it was estimated that the purchased in-process research and development was approximately 40% complete and it was expected that the remaining 60% would be completed during the ensuing year. The fair value of the purchased in-process research and development was determined by an independent valuation using the income approach, which reflects the projected free cash flows that will be generated by the purchased in-process research and development projects and discounting the projected net cash flows back to their present value using a discount rate of 21%.

As a result of the acquisition of the government surveillance business of ECtel, the Company had certain capitalized software development costs that became impaired due to the existence of duplicative technology and, accordingly, were written-down to their net realizable value at the date of acquisition. Such impairment charge amounted to $1,481,000.

The following is a summary of the allocation of the purchase price for this acquisition:

(In thousands)

Purchase price	$35,000
Acquisition costs	1,067

Total purchase price	$36,067

Fair value of assets acquired	$1,417
Fair value of liabilities assumed	(3,282)
In-process research and development	3,154
Sales backlog	854
Acquired technology	5,307
Customer relationships	1,382
Non-competition agreements	2,221
Goodwill	25,014

Total purchase price	$36,067

The summary unaudited pro forma condensed consolidated results of operations, assuming the acquisition had occurred at the beginning of the periods, would have reflected consolidated revenues of approximately $49,633,000 and $56,667,000, net income (loss) of approximately $4,436,000 and ($415,000) basic earnings (loss) per share of $0.19 and ($0.01) and diluted earnings (loss) per share of $0.18 and ($0.01) for the three months periods ended April 30, 2003 and 2004, respectively. These pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, the pro forma results are not necessarily indicative of the results that will occur in the future and do not reflect any potential synergies that might arise from the combined operations.

10.	Intangible Assets

The composition of intangible assets at January 31, 2004 and April 30, 2004 is as follows:

	Useful Life	January 31, 2004	April 30, 2004

		(In thousands)

Sales backlog	Up to 3 years	$557	$1,399
Acquired technology	5 years	1,345	6,632
Customer relationships	5 years	302	1,674
Non-competition agreements	3 to 10 years	1,105	3,300
Trade names	3 years	198	195
Goodwill	Indefinite	14,364	39,152

		17,871	52,352
Accumulated amortization		(1,456)	(1,741)

		$16,415	$50,611

Amortization of intangible assets for the three months ended April 30, 2003 and 2004 was $69,000 and $314,000, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year Ending January 31,	(In thousands)
2005	$2,701
2006	$2,278
2007	$1,967
2008	$1,752
2009	$1,601

11.	Business Segment Information

The Company operates in one business segment – providing actionable intelligence solutions. The Company’s solutions collect, retain, and analyze voice, fax, video, email, Internet and data transmissions from voice, video and IP networks for the purpose of generating actionable intelligence for decision makers to take more effective action. The Company manages its business on a geographic basis. Summarized financial information for the Company’s reportable geographic segments is presented in the following table. Sales in each geographic segment represents sales originating from that segment.

	United States	Israel	United Kingdom	Other	Reconciling Items	Consolidated Totals

Three months ended April 30, 2003:	(In thousands)

Sales	$21,172	$20,253	$6,064	$2,227	$(5,301)	$44,415
Costs and expenses	(19,418)	(17,037)	(5,776)	(2,910)	4,225	(40,916)

Operating income (loss)	$1,754	$3,216	$288	$(683)	$(1,076)	$3,499

Three months ended April 30, 2004:

Sales	$25,950	$21,612	$7,511	$8,073	$(6,508)	$56,638
Costs and expenses	(23,857)	(23,952)	(7,649)	(6,950)	6,631	(55,777)

Operating income (loss)	$2,093	$(2,340)	$(138)	$1,123	$123	$861

Total assets by country of domicile consist of:

	January 31, 2004	April 30, 2004

	(In thousands)

United States	$221,823	$232,079
Israel	98,867	100,590
Other	34,919	35,079
Reconciling items	(26,903)	(25,743)

	$328,706	$342,005

Reconciling items consist of the following:
Sales – elimination of inter-company revenues.
Operating income – elimination of inter-company operating income.
Total assets – elimination of inter-company receivables.

12.	Employee Restricted Stock

In December 2003, the Company granted 72,700 shares of restricted stock to certain key employees of the Company. Unearned stock compensation of approximately $1,672,000 was recorded based on the fair market value of the Company’s common stock at the date of grant, or $23.00 per share. Unearned stock compensation is shown as a separate component of stockholders’ equity and is being amortized to expense over the four-year vesting period of the restricted stock. Amortization of unearned stock compensation for the three months ended April 30, 2004 was approximately $103,000 and was included in selling, general and administrative expenses in the consolidated statement of operations. The restricted stock has all the rights and privileges of the Company’s common stock, subject to certain restrictions and forfeiture provisions. At April 30, 2004, all 72,700 shares were subject to restriction.

ITEM 2.   Management’s Discussion and Analysis
                  of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accompanying policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risk described in our Annual Report on Form 10-K for the year ended January 31, 2004 are those that depend most heavily on these judgments and estimates. As of April 30, 2004, there have been no material changes to any of the critical accounting policies contained therein.

RESULTS OF OPERATIONS

Three Month Period Ended April 30, 2004
Compared to Three Month Period Ended April 30, 2003

Sales.   Sales for the three month period ended April 30, 2004 increased by approximately $12.2 million, or 28%, as compared to the three month period ended April 30, 2003. This increase was attributable to higher sales volume of both products and services for both the Company’s security and business intelligence solutions. Sales to international customers represented approximately 54% of sales for the three month period ended April 30, 2004 as compared to approximately 55% for the three month period ended April 30, 2003.

Cost of Sales.  Cost of sales for the three month period ended April 30, 2004 increased by approximately $4.8 million, or 23%, as compared to the three month period ended April 30, 2003. This increase was mainly attributable to an increase in material costs and overhead expenses of approximately $2.9 million due to higher sales volumes, an increase in salaries and fringe benefits of approximately $1.0 million, mainly due to increased service headcount, and an increase in other expenses of approximately $0.9 million, mainly due to increased subcontracting, royalties and amortization expenses. Gross margins increased to 54.5% in the three month period ended April 30, 2004 from 52.9% in the three month period ended April 30, 2003.

Research and Development Expenses, net.  Research and development expenses, net, for the three month period ended April 30, 2004 increased by approximately $1.5 million, or 27%, as compared to the three month period ended April 30, 2003. This increase was attributable to an increase in salaries and fringe benefits of approximately $1.3 million, mainly due to higher headcount, and an increase in other research and development expenses of approximately $0.2 million. Capitalization of software development costs amounted to approximately $1.1 million in the three month periods ended April 30, 2003 and 2004. Reimbursement of research and development expenses amounted to approximately $1.2 million and approximately $1.1 million for the three month periods ended April 30, 2003 and 2004, respectively. Research and development expenses, net, as a percentage of sales, were 12% for the three month periods ended April 30, 2004 and 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three month period ended April 30, 2004 increased by approximately $3.9 million, or 27%, as compared to the three month period ended April 30, 2003. This increase was attributable to an increase in compensation and benefits for existing personnel and increase in headcount to support the increased level of sales of approximately $2.2 million, an increase in travel expenses of approximately $0.3 million, an increase of approximately $0.2 million in amortization expenses, an increase of approximately $0.2 million in subcontracting expenses, an increase of approximately $0.2 million in professional service fees, an increase of approximately $0.2 million in rent and utility expenses and an increase in other expenses of approximately $0.6 million. Selling, general and administrative expenses as a percentage of sales decreased to 32.8% for the three month period ended April 30, 2004 from 33.0% for the three month period ended April 30, 2003.

In-Process Research and Development.  In the three month period ended April 30, 2004, purchased in-process research and development of approximately $3.2 million, resulting from the purchase of ECtel’s government surveillance business, was charged to expense at the acquisition (see also Note 9).

Write-Down of Capitalized Software.  As a result of the acquisition of ECtel’s government surveillance business, the Company had certain capitalized software development costs that became impaired due to the existence of duplicative technology and, accordingly, were written-down to their net realizable value at the date of acquisition. Such impairment charge amounted to approximately $1.5 million, and was recorded in the three month period ended April 30, 2004.

Interest and Other Income, net.  Net interest and other income for the three month period ended April 30, 2004 increased by approximately $0.1 million as compared to the three month period ended April 30, 2003. This increase was attributable to increased interest income and realized gains on the sale of securities of approximately $0.4 million, due to an increase in interest bearing cash balances and short-term investments. This increase was partially offset by decreased gains from the Company’s share in the profits of an affiliate of approximately $0.3 million.

Income Tax Provision.  Income tax provision for the three month period ended April 30, 2004, decreased by approximately $0.6 million as compared to the three month period ended April 30, 2003. The decrease was attributable to lower taxable income, due to one-time expenses recorded in the three month period ended April 30, 2004, as a result of the purchase of ECtel’s government surveillance business. The overall effective tax rate decreased to reflect a tax benefit of (4.9)% for the three month period ended April 30, 2004 compared to an effective tax rate of 12.5% for the three month period ended April 30, 2003. The tax benefits recorded reflect the one-time charges and the use of net operating losses carry forwards in certain tax jurisdictions.

Net Income.  Net income for the three month period ended April 30, 2004 decreased by approximately $2.0 million, or 57%, as compared to the three month period ended April 30, 2003. As a percentage of sales, net income was approximately 2.7% in the three month period ended April 30, 2004 as compared to approximately 7.9% in the three month period ended April 30, 2003. The decrease resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2004, the Company had cash and cash equivalents of approximately $184.8 million, short-term investments of $23.7 million and a working capital of approximately $178.1 million. As of January 31, 2004, the Company had cash and cash equivalents of approximately $200.7 million, short-term investments of $28.0 million and working capital of approximately $204.6 million. The decrease in the balances described above from January 31, 2004 as compared to April 30, 2004 resulted primarily from cash used to purchase ECtel’s government surveillance business.

Operating activities for the three month periods ended April 30, 2003 and 2004, after adjustment for non-cash items, provided cash of approximately $6.1 million, and $9.0 million, respectively. Other changes in operating assets and liabilities provided (used) cash of approximately $(1.5) million and $5.1 million for the three month periods ended April 30, 2003 and 2004, respectively. This resulted in cash provided by operating activities of approximately $4.7 million and $14.1 million for the three month periods ended April 30, 2003 and 2004, respectively.

Investing activities for the three month periods ended April 30, 2003 and 2004, used cash of approximately $2.8 million and $34.3 million, respectively. For the three month period ended April 30, 2003 these amounts include additions to property and equipment of approximately $1.7 million, and capitalization of software development costs of approximately $1.1 million. For the three month period ended April 30, 2004 these amounts include cash paid for the acquisition of ECtel’s government surveillance business of approximately $35.6 million, additions to property and equipment of approximately $1.9 million, and capitalization of software development costs of approximately $1.1 million, partially offset by cash provided by maturities and sales of short-term investments of approximately $4.2 million.

Financing activities for the three month periods ended April 30, 2003 and 2004, provided (used) cash of approximately $(41.0) million and $4.3 million, respectively. For the three month periods ended April 30, 2003 and 2004 proceeds from the issuances of common stock provided cash of approximately $1.0 million and $4.4 million, respectively. Repayments, net, of bank loans and other debt used cash of approximately $42.0 million and $0.1 million in the three month periods ended April 30, 2003 and 2004, respectively.

On February 1, 2002, the Company acquired the digital video recording business of Lanex. The Lanex business provides digital video recording solutions for security and surveillance applications. The purchase price consisted of $9.5 million in cash and a $2.2 million convertible note issued by the Company to Lanex. The note was non-interest bearing and matured on February 1, 2004. On February 1, 2004, the note was converted into 136,985 shares of the Company’s common stock at a conversion price of $16.06 per share.

On March 31, 2004, the Company acquired certain assets and assumed certain liabilities of the government surveillance business of ECtel. The purchase price consisted of $35 million. In connection with this acquisition, the Company incurred transaction costs, consisting primarily of professional fees, amounting to approximately $1.1 million (see also Note 9).

The Company believes that its current cash balances and potential cash flows from operations will be sufficient to meet the Company’s anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. Thereafter, if current sources are not sufficient to meet the Company’s needs, the Company may seek additional debt or equity financing. In addition, although there is no present understanding, commitment or agreement with respect to any acquisition of other businesses, products, or technologies, the Company may in the future consider such transactions. In the event the Company pursues such acquisitions, its current cash balances and potential cash flow from operations may not be sufficient to consummate such acquisitions. As a result, the Company may require additional debt or equity financing and could have a decrease of its working capital.

CERTAIN TRENDS AND UNCERTAINTIES

The Company’s primary business is providing software-based analytic solutions for communications interception, networked video security and networked video and contact center business intelligence. Recent legislative and regulatory actions have provided greater surveillance powers to law enforcement agencies, imposed strict requirements on communications service providers to facilitate interception of communications over public networks, and increased the security measures being implemented at public facilities such as airports. However, the Company cannot be assured that these legislative and regulatory actions will result in increased demand for or purchasing of solutions such as those offered by the Company or, if it does, that such solutions will be purchased from the Company. If demand for or purchasing of the Company’s solutions does not increase as anticipated, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

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

The Company faces aggressive competition from numerous and varied competitors in all areas of its business, and many of its customers make decisions to purchase based largely on price considerations. The Company may have to lower the prices of many of its products and services to stay competitive or increase efficiencies in the provision of services, while at the same time trying to maintain or improve revenue and gross margin. If the Company cannot proportionately decrease its cost structure on a timely basis in response to competitive price pressures, its margin and therefore its profitability could be adversely affected. Further, the Company invests a significant amount into research and development, which the Company views as necessary for its long-term competitiveness. If, to decrease its costs structure, the Company reduces its investment in research and development, the Company may adversely impact its long-term competitiveness in an effort to maintain or improve its revenue, income and gross margin in the short-term. In addition, if the Company’s pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to its product decisions, it may lose market share in certain areas, which could adversely affect its revenue and prospects. Even if Verint is able to maintain or increase market share for a particular product, revenue could decline due to increased competition from other types of products or because the product is in a maturing industry.

The Company derives a significant amount of its revenues from various government contracts worldwide. The Company expects that government contracts will continue to be a significant source of its revenues for the foreseeable future. The Company’s business generated from government contracts may be materially and adversely affected if: (i) its reputation or relationship with government agencies is impaired; (ii) it is suspended or otherwise prohibited from contracting with a domestic or foreign government or any significant law enforcement agency; (iii) levels of government expenditures and authorizations for law enforcement and security related programs decrease, remain constant or shift to programs in areas where it does not provide products and services; (iv) it is prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of laws or regulations, including those related to procurement; (v) it is not granted security clearances that are required to sell its products to domestic or foreign governments or such security clearances are revoked; (vi) there is a change in government procurement procedures; or (vii) there is a change in political climate that adversely affects the Company’s existing or prospective relationships.

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

While Verint has no single customer that is material, the Company has many significant customers and receives multi-million dollar orders from time to time. The deferral or loss of one or more significant orders or a delay in an expected implementation of such an order could materially and adversely affect the Company’s operating results in any fiscal quarter, particularly if there are significant sales and marketing expenses associated with the deferred, lost or delayed sales. The Company bases its current and future expense levels on its internal operating plans and sales forecasts, and its operating costs are, to a large extent, fixed. As a result, the Company may not be able to sufficiently reduce its costs in any quarter to compensate for an unexpected near-term shortfall in revenues.

Verint has continued to expand its gross margins primarily as a result of reducing hardware as a part of its product offerings. This gross margin expansion has contributed to the growth of Verint’s net income at a rate greater than the growth of its revenue. Verint’s ability to continue to expand gross margins in this manner is largely contingent upon customers obtaining the hardware necessary to operate Verint’s software solutions from another vendor. If customers insist that Verint provide all necessary hardware, Verint may not be able to continue to expand gross margins at the rate that it has or at all, which would reduce the rate of growth of Verint’s net income. If the rate of growth of Verint’s net income is reduced, it could materially and adversely affect the share price of Verint’s stock.

The market for the Company’s business intelligence solutions has been adversely affected by the global economic slowdown and the decline in information technology spending, which has caused many companies to reduce or, in extreme cases, entirely eliminate, information technology spending. While there exists some evidence in the market that information technology spending is increasing, the rate of this spending by its customers in the near term remains uncertain and the Company is uncertain whether it will be able to increase or maintain its revenues. Although the Company was profitable for fiscal 2002 and 2003, it has incurred operating and net losses every other year since 1997. If sales do not increase as anticipated or if expenses increase at a greater pace than revenues, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

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

The markets for the Company’s products are characterized by rapidly changing technology and evolving industry standards. The introduction of products embodying new technology and the emergence of new industry standards can render the Company’s existing products obsolete and unmarketable and can exert price pressures on existing products. It is critical to the Company’s success for it to be able to anticipate changes in technology or in industry standards and to successfully develop and introduce new, enhanced and competitive products on a timely basis. The Company cannot be assured that it will successfully develop new products or introduce new applications for existing products, that new products and applications — such as the Company’s content analytical software — will achieve market acceptance or that the introduction of new products or technological developments by its competitors will not render its products obsolete. The Company’s inability to develop products that are competitive in technology and price and meet customer needs could have a material adverse effect on its business, financial condition and results of operations.

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

A significant portion of the Company’s revenues are generated by sales made through strategic and technology partners, distributors, value added resellers and systems integrators. In addition, many of these sales channels also partner with the Company’s competitors and may even offer the products of the Company and its competitors when presenting bids to certain customers. The Company’s ability to achieve revenue growth depends to some extent on maintaining and adding to these sales channels. If the Company’s relationships with these sales channels deteriorate or terminate, the Company may lose important sales and marketing opportunities.

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

On March 31, 2004, the Company completed its $35 million acquisition of certain assets and liabilities of ECtel comprising its communications interception business. This business posted significant losses for fiscal 2003, as well as significant reduction in revenues from fiscal 2002 to fiscal 2003. In addition, the integration of this business into the Company’s business is going to require a significant amount of management time and attention. Further, the revenues from this business are concentrated in a few customers. Additionally, this business has technologies and products which will have to be integrated with the Company’s product offerings.

There is no assurance that the Company will be able to:

•	successfully integrate this business into the Company’s communications interception business, including operations, research and development, facilities and related matters

•	retain and integrate employees joining the Company with the acquired business, including maintaining employee morale

•	continue to successfully operate its own business while management time and attention is diverted to integrating this business

•	improve upon the financial results of this business, or even perform as well, or that this business will not materially and adversely affect the Company’s financial results

•	integrate the technology of this business or complete the R&D programs

•	ensure that the customers of this business or the Company’s own customers will be confident in the Company’s ability to adequately deliver products and services

•	ensure ECtel’s performance of contractual obligations to the Company related to post-acquisition operations, which, if not performed, could detract from the benefits of the acquisition realized by the Company.

Many of the Company’s government contracts contain provisions that give the governments party to those contracts rights and remedies not typically found in private commercial contracts, including provisions enabling the governments to: (i) terminate or cancel existing contracts for convenience; (ii) in the case of the U.S. government, suspend the Company from doing business with a foreign government or prevent the Company from selling its products in certain countries; (iii) audit and object to the Company’s contract-related costs and expenses, including allocated indirect costs; and (iv) change specific terms and conditions in the Company’s contracts, including changes that would reduce the value of its contracts. In addition, many jurisdictions have laws and regulations that deem government contracts in those jurisdictions to include these types of provisions, even if the contract itself does not contain them. If a government terminates a contract with the Company for convenience, the Company may not recover its incurred or committed costs, any settlement expenses or profit on work completed prior to the termination. If a government terminates a contract for default, the Company may not recover those amounts, and, in addition, it may be liable for any costs incurred by a government in procuring undelivered items and services from another source. Further, an agency within a government may share information regarding the Company’s termination with other government agencies. As a result, the Company’s on-going or prospective relationships with such other government agencies could be impaired.

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

The Company’s products are often used by customers to compile and analyze highly sensitive or confidential information and data, including information or data used in intelligence gathering or law enforcement activities. The Company may come into contact with such information or data when it performs support or maintenance functions for its customers. While the Company has internal policies, procedures and training for employees in connection with performing these functions, even the perception that such potential contact may pose a security risk or that any of the Company’s employees has improperly handled sensitive or confidential information and data of a customer could harm its reputation and could inhibit market acceptance of its products.

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

The Company incorporates software that it licenses from third parties in the vast majority of its products. If the Company loses or is unable to maintain any software licenses, it could incur additional costs or experience unexpected delays until equivalent software can be developed or licensed and integrated into its products.

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

The Company depends on the continued services of its executive officers and other key personnel. In addition, the Company may need to attract and retain a substantial number of new employees, particularly sales and marketing personnel and technical personnel, who understand and have experience with its products and services. If the Company is unable to attract and retain qualified employees, its ability to grow could be impaired. Competition for personnel for certain positions in the Company’s industry is intense, and the Company has in the past and may in the future experience difficulty in recruiting qualified personnel due to the market demand for their services. The Company has also experienced difficulty in locating qualified candidates within desired geographic locations and on occasion it has had to relocate personnel to fill positions in locations where it could not attract qualified experienced personnel.

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

To date, most of the Company’s sales have been denominated in U.S. dollars, while a significant portion of its expenses, primarily labor expenses in Israel, Germany, the United Kingdom and Canada, are incurred in the local currencies of these countries. As a result, the Company is exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could increase the dollar cost of its operations in Israel, Germany, the United Kingdom, or Canada, and would therefore have a material adverse effect on its results of operations.

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

The Company receives conditional grants from the Government of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or the OCS, for the financing of a portion of its research and development expenditures in Israel. The terms of these conditional grants limit the Company’s ability to manufacture products, and prohibit it from transferring technologies, outside of Israel if such products or technologies were developed using these grants. Even if the Company receives approval to manufacture products developed using these conditional grants outside of Israel, it may be required to pay a significantly increased amount of royalties on an accelerated basis to the Government of Israel, depending on the manufacturing volume that is performed outside of Israel. This restriction may impair the Company’s ability to outsource manufacturing or engage in similar arrangements for those products or technologies. In addition, if the Company fails to comply with any of the conditions imposed by the OCS, it may be required to refund any grants previously received together with interest and penalties, and it may be subject to criminal charges. In recent years, the Government of Israel has accelerated the rate of repayment of OCS grants and may further accelerate them in the future. The Company currently pays royalties of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel for repayment of benefits received under this program. Such royalty payments by the Company are currently required to be made until the government has been reimbursed the amounts received by it, linked to the U.S. dollar, plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amounts at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained. As of April 30, 2004, the Company has received approximately $53.6 million in cumulative grants and has recorded approximately $22.9 million in cumulative royalties to the OCS. Further, the Government of Israel has reduced the benefits available under these programs in recent years and these programs may be discontinued or curtailed in the future. In addition, the Company expects that OCS grants as a percentage of its consolidated research and development expenses will decrease in future periods due to an expected increase in the portion of research and development activities that will not be reimbursed by the OCS and an expected increase in research and development activities outside of Israel. The continued reduction in these benefits or the termination of the Company’s eligibility to receive these benefits may materially and adversely affect the Company’s business, financial condition and results of operations.

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

The Company receives insurance, legal and certain administrative services from Comverse Technology under a corporate services agreement. The Company’s enterprise resource planning software is maintained and supported by Comverse Ltd., a subsidiary of Comverse Technology, under an enterprise resource planning software sharing agreement. The Company also obtains personnel and facility services from Comverse, Inc. under a satellite services agreement. If these agreements are terminated, the Company may be required to obtain similar services from other entities or, alternatively, it may be required to hire qualified personnel and incur other expenses to obtain these services. The Company may not be able to hire such personnel or to obtain comparable services at prices and on terms as favorable as it currently has under these agreements.

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

Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact the Company’s facilities, personnel and operations which are located in the United States, Canada, Israel, Europe, the Far East, Australia and South America, as well as those of its clients. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for its products. These developments could have a material adverse effect on the Company’s business and the trading price of its common stock.

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

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk.

Refer to Item 7A in the Company’s Annual Report on Form 10-K for a discussion about the Company’s exposure to market risks.

ITEM 4.   Controls and Procedures.

(a)        The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 30, 2004. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2004.

(b)        There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended April 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit Index.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

We furnished the following reports on Form 8-K during the quarter ended April 30, 2004:

Date Furnished	Item No.	Description

February 9, 2004	Item 5	Attached as an exhibit our press release announcing the
acquisition of certain assets.

March 10, 2004	Item 12	Attached as an exhibit our fourth quarter and 2003 earnings
release.

March 31, 2004	Item 5	Attached as exhibits our press release announcing the
acquisition of certain assets and the related Asset
Purchase Agreement.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 8, 2004	VERINT SYSTEMS INC. By: /s/ Dan Bodner —————————————— Dan Bodner President and Chief Executive Officer Principal Executive Officer

Dated: June 8, 2004	By: /s/ Igal Nissim —————————————— Igal Nissim Vice President and Chief Financial Officer Principal Financial Officer

