Form 10-Q
period 2004-07-31
VERINT SYSTEMS INC
filed 2004-09-09
CIK 1166388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-49790

Verint Systems Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-3200514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 South Service Road, Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

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

|X|  Yes               |_|  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

|X|  Yes               |_|  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, par value $0.001 per share, outstanding as of September 3, 2004 was 30,940,342.

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

PART I

ITEM 1.  Financial Statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

ASSETS	January 31, 2004*	July 31, 2004
		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$200,716	$181,403
Short-term investments	27,997	39,228
Accounts receivable, net	33,654	41,459
Inventories	15,833	13,953
Prepaid expenses and other current assets	6,007	6,198

TOTAL CURRENT ASSETS	284,207	282,241
PROPERTY AND EQUIPMENT, net	14,129	16,043
INTANGIBLE ASSETS	2,051	10,769
GOODWILL	14,364	39,383
OTHER ASSETS	13,955	13,338

TOTAL ASSETS	$328,706	$361,774

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$50,301	$61,422
Advance payments from customers	26,701	34,389
Convertible note	2,200	—
Current maturities of long-term bank loan	441	319

TOTAL CURRENT LIABILITIES	79,643	96,130

LONG-TERM LIABILITIES	4,395	4,980

TOTAL LIABILITIES	84,038	101,110

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value – authorized, 120,000,000 shares; issued and outstanding, 30,098,732 and 30,905,463 shares	30	31
Additional paid-in capital	262,472	271,402
Unearned stock compensation	(1,615)	(1,407)
Accumulated deficit	(16,917)	(9,732)
Accumulated other comprehensive income	698	370

TOTAL STOCKHOLDERS’ EQUITY	244,668	260,664

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$328,706	$361,774

*The Condensed Consolidated Balance Sheet as of January 31, 2004 has been summarized from the Company’s audited Consolidated Balance Sheet as of that date.

The accompanying notes are an integral part of these financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Six months ended July 31,		Three months ended July 31,
	2003	2004	2003	2004

Sales	$91,307	$116,805	$46,892	$60,167
Cost of sales	42,678	52,863	21,766	27,106

Gross profit	48,629	63,942	25,126	33,061

Operating expenses:
Research and development, net	11,027	14,680	5,692	7,889
Selling, general and administrative	29,970	38,414	15,301	19,820
In-process research and development	—	3,154	—	—
Write-down of capitalized software	—	1,481	—	—

Income from operations	7,632	6,213	4,133	5,352

Interest and other income, net	935	1,447	420	865

Income before income tax provision	8,567	7,660	4,553	6,217
Income tax provision	1,078	475	576	546

Net income	$7,489	$7,185	$3,977	$5,671

Earnings per share:
Basic	$0.29	$0.24	$0.15	$0.18

Diluted	$0.28	$0.22	$0.14	$0.17

The accompanying notes are an integral part of these financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended July 31,
	2003	2004

Cash flows from operating activities:
Net cash from operations after adjustment for non-cash items	$12,785	$17,619
Changes in operating assets and liabilities:
Accounts receivable	(7,054)	(7,606)
Inventories	(48)	1,880
Prepaid expenses and other current assets	(470)	(191)
Accounts payable and accrued expenses	7,244	8,638
Advance payments from customers	(1,410)	7,688
Other, net	374	(585)

Net cash provided by operating activities	11,421	27,443

Cash flows from investing activities:
Cash paid for a business combination	(6,115)	(36,107)
Purchases of property and equipment	(3,049)	(3,740)
Capitalization of software development costs	(2,170)	(2,040)
Purchase of short-term securities, net	—	(11,351)

Net cash used in investing activities	(11,334)	(53,238)

Cash flows from financing activities:
Net repayments of bank loans	(42,557)	(227)
Proceeds from issuance of common stock	125,248	6,709

Net cash provided by financing activities	82,691	6,482

Net increase (decrease) in cash and cash equivalents	82,778	(19,313)
Cash and cash equivalents, beginning of period	133,933	200,716

Cash and cash equivalents, end of period	$216,711	$181,403

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

The accompanying financial information should be read in conjunction with the audited financial statements, including the notes thereto, for the annual period ended January 31, 2004.  The condensed financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented herein.  The Company’s results of operations for the three month and six month periods ended July 31, 2004 are not necessarily indicative of the Company’s results to be expected for the full year.  The condensed consolidated balance sheet as of January 31, 2004 has been summarized from the Company’s audited consolidated balance sheet as of that date.  Certain amounts in prior periods have been reclassified to conform to the manner of presentation in the current periods.

2.	Stock-Based Employee Compensation

The Company applies the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock-based employee compensation.  Accordingly, stock-based employee compensation cost is recognized only when employee stock options are granted with exercise prices below the fair market value at the date of grant.  Any resulting stock-based employee compensation cost is recognized ratably over the associated service period, which is generally the option vesting period.  The Company recognized stock-based employee compensation cost in the condensed consolidated statements of income of approximately $13,000 and $26,000, during the three month and six month periods ended July 31, 2003, respectively, and $11,000 and $22,000, during the three month and six month periods ended July 31, 2004, respectively, relating to certain employee stock options granted with exercise prices below the fair market value at the date of grant.  As of July 31, 2004, 35,913 employee stock options were outstanding with exercise prices below the fair market value at the date of the grant and all other employee stock options have been granted at exercise prices equal to fair market value on the date of grant. Accordingly, no compensation expense has been recognized by the Company related to these options in the accompanying condensed consolidated statement of income.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for all periods:

	Six months ended July 31,		Three months ended July 31,
	2003	2004	2003	2004

	(In thousands, except per share data)		(In thousands, except per share data)

Net income, as reported	$7,489	$7,185	$3,977	$5,671

Less: Stock-based employee compensation cost determined under the fair value method, net of related tax effects	2,448	3,758	1,358	2,018

Pro forma net income	$5,041	$3,427	$2,619	$3,653

Earnings per share:

Basic – as reported	$0.29	$0.24	$0.15	$0.18

Basic – pro forma	$0.20	$0.11	$0.10	$0.12

Diluted – as reported	$0.28	$0.22	$0.14	$0.17

Diluted – pro forma	$0.19	$0.11	$0.09	$0.11

3.	Inventories

The composition of inventories at January 31, 2004 and July 31, 2004 is as follows:

	January 31, 2004	July 31, 2004

	(In thousands)

Raw materials	$7,169	$5,744
Work in process	2,186	1,482
Finished goods	6,478	6,727

	$15,833	$13,953

4.	Research and Development Expenses

A significant portion of the Company’s research and development operations are located in Israel, where the Company derives substantial benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country.  The Company’s research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the “OCS”) under which the OCS reimburses a portion of the Company’s research and development expenditures under approved project budgets.  The Company is currently involved in several ongoing research and development projects supported by the OCS.  The Company accrues royalties to the OCS for the sale of products incorporating technology developed in these projects up to the amount of such funding, plus interest in certain circumstances.  In addition, under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval.  Reimbursements from the OCS amounted to approximately $1.0 million and $2.2 million in the three month and six month periods ended July 31, 2003, respectively, and $0.7 million and $1.6 million in the three month and six month periods ended July 31, 2004, respectively. The Company also benefited from other reimbursements of research and development expenses amounting to $0.1 million for both the three month and six month periods ended July 31, 2003, and $0.4 million and $0.6 million for the three month and six month periods ended July 31, 2004, respectively.

5.	Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of outstanding common shares.  Diluted earnings per share further assumes the issuance of common shares for all potentially dilutive issuances of stock.  The calculation for earnings per share for the three and six month periods ended July 31, 2003 and 2004, respectively, was as follows:

	Three Months ended

	July 31, 2003			July 31, 2004

	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

	(In thousands, except per share data)

Basic EPS
Net Income	$3,977	27,067	$0.15	$5,671	30,732	$0.18

Effect of Dilutive Securities
Stock Options		1,803			1,725
Convertible Note		137			—

Diluted EPS	$3,977	29,007	$0.14	$5,671	32,457	$0.17

	Six Months ended

	July 31, 2003			July 31, 2004

	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

	(In thousands, except per share data)

Basic EPS
Net Income	$7,489	25,408	$0.29	$7,185	30,567	$0.24

Effect of Dilutive Securities
Stock Options		1,612			1,764
Convertible Note		137			—

Diluted EPS	$7,489	27,157	$0.28	$7,185	32,331	$0.22

6.	Comprehensive Income

Total comprehensive income was approximately $3,451,000 and $5,846,000 for the three month periods ended July 31, 2003 and 2004, respectively, and $7,331,000 and $6,857,000 for the six month periods ended July 31, 2003 and 2004, respectively.  The elements of comprehensive income include net income, unrealized losses on available for sale securities and foreign currency translation adjustments.

7.	Related Party Transactions and Balances

Corporate Services Agreement –The Company recorded expenses of approximately $144,000 and $156,000 for the three month periods ended July 31, 2003 and 2004, respectively, and $288,000 and $313,000 for the six month periods ended July 31, 2003 and 2004, respectively, for the services provided by the Company’s parent, Comverse Technology, under the Corporate Services Agreement between the Company and Comverse Technology.

Enterprise Resource Planning Software Sharing Agreement – The Company recorded $25,000 and $43,000 for the three month periods ended July 31, 2003 and 2004, respectively, and $50,000 and $95,000 for the six month periods ended July 31, 2003 and 2004, respectively, for support services rendered by Comverse Ltd., a subsidiary of Comverse Technology, under the Enterprise Resource Planning Software Sharing Agreement between the Company and Comverse Ltd.

Satellite Services Agreement – The Company recorded expenses of approximately $439,000 and $832,000 for the three month periods ended July 31, 2003 and 2004, respectively, and $861,000 and $1,475,000 for the six month periods ended July 31, 2003 and 2004, respectively, for services rendered by Comverse, Inc., a subsidiary of Comverse Technology, and its subsidiaries under the Satellite Services Agreement between the Company and Comverse, Inc.

Transactions with an Affiliate –The Company sold products and services to Verint Systems (Singapore) PTE LTD, an affiliated systems integrator in which the Company holds a 50% equity interest, amounting to approximately $1,523,000 and $22,000, during the three month periods ended July 31, 2003 and 2004, respectively, and $3,172,000 and $752,000, during the six month periods ended July 31, 2003 and 2004, respectively. In addition, the Company was charged with installation, support, marketing and office service fees by that affiliate amounting to approximately $128,000 and $153,000 for the three month periods ended July 31, 2003 and 2004, respectively, and $330,000 and $304,000 for the six month periods ended July 31, 2003 and 2004, respectively.

Transactions with Other Subsidiaries of Comverse Technology – The Company charges subsidiaries of Comverse Technology for services relating to the use of the Company’s facilities and employees. Charges to these subsidiaries were approximately $32,000 and $21,000 for the three month periods ended July 31, 2003 and 2004, respectively, and $65,000 and $42,000 for the six month periods ended July 31, 2003 and 2004, respectively.

Related Party Balances – Related party balances included in the condensed consolidated balance sheets are as follows (in thousands):

	January 31, 2004	July 31, 2004

Included in accounts receivable, net	$1,824	$745

Included in accounts payable and accrued expenses	$1,178	$1,256

8.	Convertible Note

On February 1, 2002, the Company acquired the business of Lanex LLC (“Lanex”).  The Lanex business provides digital video recording solutions for security and surveillance applications.  The purchase price consisted of $9,510,000 in cash and a $2,200,000 convertible note issued by the Company.  The note was non-interest bearing and matured on February 1, 2004.  Upon maturity, on February 1, 2004, the note was converted into 136,985 shares of the Company’s common stock at a conversion price of $16.06 per share.

9.	Acquisition

On March 31, 2004, the Company acquired certain assets and assumed certain liabilities of the government surveillance business of ECtel Ltd. (“ECtel”), which provided the Company with additional communications interception capabilities for the mass collection and analysis of voice and data communications. The purchase price was approximately $35 million in cash.  The Company incurred transaction costs, consisting primarily of professional fees, amounting to approximately $1,107,000, in connection with this acquisition.

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

The following is a summary of the allocation of the purchase price of the ECtel acquisition:

(In thousands)

Purchase price	$35,000
Acquisition costs	1,107

Total purchase price	$36,107

Fair value of assets acquired	$1,417
Fair value of liabilities assumed	(3,282)
In-process research and development	3,154
Sales backlog	854
Acquired technology	5,307
Customer relationships	1,382
Non-competition agreements	2,221
Goodwill	25,054

Total purchase price	$36,107

The summary unaudited pro forma condensed consolidated results of operations for the three month period ended July 31, 2003, assuming the acquisition had occurred at the beginning of the periods, would have reflected consolidated revenues of approximately $51,559,000, net income of approximately $3,512,000, basic earnings per share of $0.13 and diluted earnings per share of $0.12. The summary unaudited pro forma condensed consolidated results of operations for the six month periods ended July 31, 2003 and 2004  would have reflected revenues of approximately $101,192,000 and $116,834,000, net income of approximately $7,948,000 and $5,256,000, basic earning per share of $0.31 and $0.17 and diluted earnings per share of $0.29 and $0.16, respectively. These pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, the pro forma results are not necessarily indicative of the results that will occur in the future and do not reflect any potential synergies that might arise from the combined operations.

10.	Issuance of Stock

In June 2003, the Company completed a public offering of 5,750,000 shares of its common stock at a price of $23.00 per share.  The shares offered included 149,731 shares issued to SmartSight Networks Inc.’s former shareholders in connection with its acquisition. The net proceeds of the offering were approximately $122.2 million.

11.	Intangible Assets

The composition of intangible assets at January 31, 2004 and July 31, 2004 is as follows:

	Useful Life	January 31, 2004	July 31, 2004

		(In thousands)

Sales backlog	Up to 3 years	$557	$1,409
Acquired technology	5 years	1,345	6,649
Customer relationships	5 years	302	1,682
Non-competition agreements	3 to 10 years	1,105	3,322
Trade names	3 years	198	198

		3,507	13,260
Accumulated amortization		(1,456)	(2,491)

		$2,051	$10,769

Amortization of intangible assets was $362,000 and $727,000 for the three months ended July 31, 2003 and 2004, respectively, and $431,000 and $1,041,000 for the six months ended July 31, 2003 and 2004, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year Ending January 31,	(In thousands)
2005	$2,760
2006	$2,240
2007	$1,962
2008	$1,752
2009	$1,601

12.	Business Segment Information

The Company operates in one business segment – providing actionable intelligence solutions.  The Company’s solutions collect, retain, and analyze voice, fax, video, email, Internet and data transmissions from voice, video and IP networks for the purpose of generating actionable intelligence for decision makers to take more effective action.  The Company manages its business on a geographic basis.  Summarized financial information for the Company’s reportable geographic segments is presented in the following table.  Sales in each geographic segment represent sales originating from that segment.

	United States	Israel	United Kingdom	Canada	Other	Reconciling Items	Consolidated Totals

Three months ended July 31, 2003:	(In thousands)

Sales	$22,622	$20,945	$6,076	$2,671	$2,355	$(7,777)	$46,892
Costs and expenses	(20,509)	(17,348)	(7,267)	(2,331)	(3,130)	7,826	(42,759)

Operating income (loss)	$2,113	$3,597	$(1,191)	$340	$(775)	$49	$4,133

Three months ended July 31, 2004:

Sales	$29,543	$24,253	$7,560	$5,536	$2,543	$(9,268)	$60,167
Costs and expenses	(26,183)	(22,486)	(7,577)	(3,816)	(3,175)	8,422	(54,815)

Operating income (loss)	$3,360	$1,767	$(17)	$1,720	$(632)	$(846)	$5,352

	United States	Israel	United Kingdom	Canada	Other	Reconciling Items	Consolidated Totals

Six months ended July 31, 2003:	(In thousands)

Sales	$43,794	$41,198	$12,140	$2,671	$4,582	$(13,078)	$91,307
Costs and expenses	(39,927)	(34,385)	(13,043)	(2,331)	(6,040)	12,051	(83,675)

Operating income (loss)	$3,867	$6,813	$(903)	$340	$(1,458)	$(1,027)	$7,632

Six months ended July 31, 2004:

Sales	$55,494	$45,864	$15,071	$10,254	$5,898	$(15,776)	$116,805
Costs and expenses	(50,041)	(46,437)	(15,226)	(7,192)	(6,749)	15,053	(110,592)

Operating income (loss)	$5,453	$(573)	$(155)	$3,062	$(851)	$(723)	$6,213

Total assets by country of domicile consist of:

	January 31, 2004	July 31, 2004

	(In thousands)

United States	$221,823	$241,407
Israel	98,867	110,320
United Kingdom	10,501	13,501
Canada	14,189	15,653
Other	10,229	8,682
Reconciling items	(26,903)	(27,789)

	$328,706	$361,774

Reconciling items consist of the following:
Sales – elimination of inter-company revenues.
Operating income – elimination of inter-company operating income.
Total assets – elimination of inter-company receivables.

13.	Employee Restricted Stock

In December 2003, the Company granted 72,700 shares of restricted stock to certain key employees of the Company.  Unearned stock compensation of approximately $1,672,000, or $23.00 per share, was recorded based on the fair market value of the Company’s common stock at the date of grant. Unearned stock compensation is shown as a separate component of stockholders’ equity and is being amortized to expense over the four-year vesting period of the restricted stock.  Amortization of unearned stock compensation was approximately $105,000 and $208,000 for the three and six month periods ended July 31, 2004, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statements of income.  The restricted stock has all the rights and privileges of the Company’s common stock, subject to certain restrictions and forfeiture provisions.  At July 31, 2004, all 72,700 shares were subject to restriction.

14.	Subsequent Events

On September 2, 2004, the Company, through a subsidiary, acquired all of the outstanding stock of RP Sicherheitssysteme GmbH (“RP”), a company in the business of developing and selling mobile digital video security solutions for transportation applications.  The Company paid approximately $9,028,000 in cash and 90,144 shares of the Company’s common stock for RP.  In addition, the shareholders of RP will be entitled to receive earn-out payments over three years based on the Company’s worldwide sales, profitability and backlog of mobile video products in the transportation market during that period.

On August 20, 2004, the Company entered into a lease agreement for the lease of approximately 125,000 square feet of office and storage space for manufacturing, development, support and sales facilities in the Tel-Aviv area, Israel. Under the lease agreement,  occupancy of the new building and rent payments are expected to commence in October 2005, for a minimum of six years. Annual rent payments are expected to be approximately $2.3 million. The new lease agreement replaces the lease agreement for the Company’s existing buildings in Israel.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein.  While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts.  The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended January 31, 2004 are those that depend most heavily on these judgments and estimates.  As of July 31, 2004, there have been no material changes to any of the critical accounting policies contained therein.

RESULTS OF OPERATIONS

Summary of Results

          Consolidated results of operations in dollars and as a percentage of sales for each of the three month and six month periods ended July 31, 2003 and 2004 were as follows:

	Three months ended July 31, 2003	% of Sales	Three months ended July 31, 2004	% of Sales

Sales	$46,892	100.0%	$60,167	100.0%
Cost of sales	21,766	46.4%	27,106	45.1%

Gross profit	25,126	53.6%	33,061	54.9%

Operating expenses:
Research and development, net	5,692	12.1%	7,889	13.1%
Selling, general and administrative	15,301	32.6%	19,820	32.9%

Income from operations	4,133	8.8%	5,352	8.9%

Interest and other income, net	420	0.9%	865	1.4%

Income before income tax provision	4,553	9.7%	6,217	10.3%
Income tax provision	576	1.2%	546	0.9%

Net income	$3,977	8.5%	$5,671	9.4%

	Six months ended July 31, 2003	% of Sales	Six months ended July 31, 2004	% of Sales

Sales	$91,307	100.0%	$116,805	100.0%
Cost of sales	42,678	46.7%	52,863	45.3%

Gross profit	48,629	53.3%	63,942	54.7%

Operating expenses:
Research and development, net	11,027	12.1%	14,680	12.6%
Selling, general and administrative	29,970	32.8%	38,414	32.9%
In-process research and development	—	—	3,154	2.7%
Write-down of capitalized software	—	—	1,481	1.2%

Income from operations	7,632	8.4%	6,213	5.3%

Interest and other income, net	935	1.0%	1,447	1.3%

Income before income tax provision	8,567	9.4%	7,660	6.6%
Income tax provision	1,078	1.2%	475	0.4%

Net income	$7,489	8.2%	$7,185	6.2%

Six Month and Three Month Periods Ended July 31, 2004
Compared to Six Month and Three Month Periods Ended July 31, 2003

Sales.  Sales for the six month and three month periods ended July 31, 2004 increased by approximately $25.5 million, or 28%, and $ 13.3 million, or 28%, respectively, as compared to the six month and three month periods ended July 31, 2003.  This increase was attributable to higher sales volume of both products and services for both the Company’s security and business intelligence solutions.  Sales to international customers represented approximately 52% and 51% of sales for the six month and three month periods ended July 31, 2004, respectively, as compared to approximately 53% and 52% for the six month and three month periods ended July 31, 2003, respectively.

Cost of Sales.  Cost of sales for the six month and three month periods ended July 31, 2004 increased by approximately $10.2 million, or 24%, and $5.3 million, or 25%, respectively, as compared to the six month and three month periods ended July 31, 2003.  The increase in the six month and three month periods ended July 31, 2004 was mainly attributable to an increase in material costs and overhead expenses of approximately $6.2 million and $3.2 million, respectively, due to higher sales volumes, an increase in salaries and fringe benefits of approximately $2.4 million and $1.4 million, respectively, primarily as a result of  increased service department headcount to support the increased level of sales, and an increase in other expenses of approximately $1.6 million and $0.7 million, respectively, mainly due to increased royalties, amortization and travel expenses.  Gross margins increased to 54.7% and 54.9% in the six month and three month periods ended July 31, 2004, respectively, from approximately 53.3% and 53.6% in the six month and three month period ended July 31, 2003, respectively.

Research and Development Expenses, net.  Research and development expenses, net, for the six month and  three month periods ended July 31, 2004 increased by approximately $3.7 million, or 33%, and $2.2 million, or 39%,  respectively, as compared to the six month and three month periods ended July 31, 2003.  The increase was attributable to an increase in salaries and fringe benefits of approximately $2.4 million and $1.1 million, respectively, mainly due to increased headcount to support the increased level of sales, an increase in subcontracting expenses of approximately $1.0 million for both periods, and an increase in other research and development expenses of approximately $0.3 million and $0.1 million, respectively.  Capitalization of software development costs amounted to approximately $2.2 million and $1.1 million for the six month and three month periods ended July 31, 2003, respectively, and approximately $2.0 million and $0.9 million for the six month and three month periods ended July 31, 2004, respectively. Reimbursement of research and development expenses amounted to approximately $2.3 million and $1.1 million for the six month and three month periods ended July 31, 2003, respectively, and approximately $2.2 million and $1.1 million for the six month and three month periods ended July 31, 2004, respectively. Research and development expenses, net, as a percentage of sales, increased to 12.6% and 13.1%, respectively, for the six month and three month periods ended July 31, 2004, from 12.1% for both the six month and three month periods ended July 31, 2003.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six month and  three month periods ended July 31, 2004 increased by approximately $8.4 million, or 28%, and  approximately $4.5 million, or 30% , respectively, as compared to the six month and  three month periods ended July 31, 2003.  This increase was attributable to an increase in compensation and benefits for existing personnel and increase in headcount to support the increased level of sales of approximately $4.8 million, and $2.6 million, respectively, an increase in travel expenses of approximately $0.5 million, and $0.2 million, respectively,  an increase in depreciation and amortization expenses of approximately $0.3 million and $0.1 million, respectively, an increase in subcontracting expenses of approximately $0.6 million and $0.4 million, respectively, an increase in professional service fees of approximately $0.6 million and $0.4 million, respectively, an increase in rent and utility expenses of approximately $0.5 million and $0.3 million, respectively, an increase in marketing service expenses of approximately $0.4 million and $0.4 million, respectively, and an increase in other expenses of approximately $0.7 million and $0.1 million, respectively.  Selling, general and administrative expenses as a percentage of sales increased to 32.9% for the six month and three month periods ended July 31, 2004, from 32.8% and 32.6%, respectively, for the six month and three month periods ended July 31, 2003.

In-Process Research and Development.  In the six month period ended July 31, 2004, purchased in-process research and development of approximately $3.2 million, resulting from the purchase of ECtel’s government surveillance business, was charged to expense at the acquisition (see also Note 9).

Write-Down of Capitalized Software.  As a result of the acquisition of ECtel’s government surveillance business, the Company had certain capitalized software development costs that became impaired due to the existence of duplicative technology and, accordingly, were written-down to their net realizable value at the date of acquisition.  Such impairment charge amounted to approximately $1.5 million, and was recorded in April 2004.

Interest and Other Income, net.  Net interest and other income for the six month and three month periods ended July 31, 2004 increased by approximately $0.5 million and $0.4 million, respectively, as compared to the six month and three month periods ended July 31, 2003.  This increase was attributable to increased interest income of approximately $0.6 million and $0.3 million, respectively, due to an increase in interest rates and an increase in interest bearing cash balances, and a decrease in other expenses of $0.2 million and $0 million, respectively. These increases were partially offset by decreased gains from the Company’s share in the profits of an affiliate of approximately $0.3 million in the six month period ended July 31, 2004, as compared to the six month period ended July 31, 2003. Gains from the Company’s share in the profits of an affiliate increased by $0.1 million in the three month period ended July 31, 2004, as compared to the three month period ended July 31, 2003.

Income Tax Provision.  Income tax provision for the six month and three month periods ended July 31, 2004 decreased by approximately $0.6 million and $0 million, respectively, as compared to the six month and three month periods ended July 31, 2003.  The decrease was attributable to lower taxable income, due to one-time charges recorded in the three month period ended April 30, 2004 as a result of the purchase of ECtel’s government surveillance business. The overall effective tax rate decreased to 6.2% and 8.8% for the six month and  three month periods ended July 31, 2004, respectively, as compared to an effective tax rate of 12.6% and 12.7% for the six month and three month periods ended July 31, 2003, respectively. The lower effective tax rate reflects the one-time charges and the use of net operating losses carry forwards in certain tax jurisdictions. The Company also benefits from preferential tax rates in Israel. To the extent that the Company continues to be profitable in certain tax jurisdictions, it will continue to use net operating loss carry forwards in these jurisdictions. If and when the Company ceases to have net operating loss carry forwards available to it in any such tax jurisdiction, its effective tax rate would increase correspondingly in that jurisdiction.

Net Income.  Net income for the six month and three month periods ended July 31, 2004 increased (decreased) by approximately $(0.3) million, or (4)%,  and $1.7 million, or 43%, respectively, as compared to the six month and three month periods ended July 31, 2003.  As a percentage of sales, net income was approximately 6.2% and 9.4%, in the six month and three month periods ended July 31, 2004, respectively, as compared to approximately 8.2% and 8.5% in the six month and three month periods ended July 31, 2003, respectively.  The change resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2004, the Company had cash and cash equivalents of approximately $181.4 million, short-term investments of $39.2 million and working capital of approximately $186.1 million.  As of January 31, 2004, the Company had cash and cash equivalents of approximately $200.7 million, short-term investments of $28.0 million and working capital of approximately $204.6 million. The decrease in the balances described above from January 31, 2004 as compared to July 31, 2004, resulted primarily from cash used to purchase ECtel’s government surveillance business.

Operating activities for the six month periods ended July 31, 2003 and 2004, after adjustment for non-cash items, provided cash of approximately $12.8 million and $17.7 million, respectively.  Other changes in operating assets and liabilities provided (used) cash of approximately $(1.4) million and $9.8 million for the six month periods ended July 31, 2003 and 2004, respectively.  This resulted in cash provided by operating activities of approximately $11.4 million and $27.4 million for the six month periods ended July 31, 2003 and 2004, respectively.

Investing activities for the six month periods ended July 31, 2003 and 2004 used cash of approximately $11.3 million and $53.2 million, respectively. For the six month period ended July 31, 2003, these amounts include cash paid for a business combination of approximately $6.1 million, purchase of property and equipment of approximately $3.0 million, and capitalization of software development costs of approximately $2.2 million. For the six month period ended July 31, 2004, these amounts include cash paid for the acquisition of ECtel’s government surveillance business of approximately $36.1 million, purchase of property and equipment of approximately $3.7 million, capitalization of software development costs of approximately $2.0 million, and net purchase of short-term investments of approximately $11.4 million.

Financing activities for the six month periods ended July 31, 2003 and 2004 provided cash of approximately $82.7 million and $6.5 million, respectively.  For the six month periods ended July 31, 2003 and 2004, proceeds from the issuances of common stock provided cash of approximately $125.2 million and $6.7 million, respectively. Net repayments of bank loans and other debt used cash of approximately $42.5 million and $0.2 million in the six month periods ended July 31, 2003 and 2004, respectively.

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

On March 31, 2004, the Company acquired certain assets and assumed certain liabilities of the government surveillance business of ECtel.  The purchase price consisted of $35 million in cash.  In connection with this acquisition, the Company incurred transaction costs, consisting primarily of professional fees, amounting to approximately $1.1 million (see also Note 9).

On September 2, 2004, the Company, through a subsidiary, acquired all of the outstanding stock of RP Sicherheitssysteme GmbH (“RP”), a company in the business of developing and selling mobile digital video security solutions for transportation applications.  The Company paid approximately $9,028,000 in cash and 90,144 shares of the Company’s common stock for RP.  In addition, the shareholders of RP will be entitled to receive earn-out payments over three years based on the Company’s worldwide sales, profitability and backlog of mobile video products in the transportation market during that period.

On August 20, 2004, the Company entered into a lease agreement for the lease of approximately 125,000 square feet of office and storage space for manufacturing, development, support and sales facilities in the Tel-Aviv area, Israel. Under the lease agreement, occupancy of the new building and rent payments are expected to commence in October 2005, for a minimum of six years. Annual rent payments are expected to be approximately $2.3 million. The new lease agreement replaces the lease agreement for the Company’s existing building in Israel.

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

CERTAIN TRENDS AND UNCERTAINTIES

The Company’s primary business is providing software-based analytic solutions for communications interception, networked video security and video and contact center business intelligence.  Recent legislative and regulatory actions have provided greater surveillance powers to law enforcement agencies, imposed strict requirements on communications service providers to facilitate interception of communications over public networks, and increased the security measures being implemented at public facilities such as airports.  However, the Company cannot be assured that these legislative and regulatory actions will result in increased demand for or purchasing of solutions such as those offered by the Company or, if it does, that such solutions will be purchased from the Company.  If demand for or purchasing of the Company’s solutions does not increase as anticipated, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

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

The Company faces aggressive competition from numerous and varied competitors in all areas of its business, and many of its customers make decisions to purchase based largely on price considerations.  The Company may have to lower the prices of many of its products and services to stay competitive or increase efficiencies in the provision of services, while at the same time trying to maintain or improve revenue and gross margin.  If the Company cannot proportionately decrease its cost structure on a timely basis in response to competitive price pressures, its margin and therefore its profitability could be adversely affected.  Further, the Company invests a significant amount in research and development, which the Company views as necessary for its long-term competitiveness.  If, to decrease its costs structure, the Company reduces its investment in research and development, the Company may adversely impact its long-term competitiveness in an effort to maintain or improve its revenue and income in the short-term.  In addition, if the Company’s pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to its product decisions, it may lose market share in certain areas, which could adversely affect its revenue and prospects.  Even if the Company is able to maintain or increase market share for a particular product, revenue could decline due to increased competition from other types of products or because the product is in a maturing industry.

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

The Company’s quarterly operating results are difficult to predict and may fluctuate significantly in the future, which in turn may result in volatility in its stock price.  The following factors, among others, many of which are outside its control, can cause fluctuations in the Company’s operating results and stock price volatility: (i) the size, timing, terms and conditions of orders from and shipments to its customers; (ii) unanticipated delays or problems in releasing new products; (iii) the timing and success of its customers’ deployment of its products and services; (iv) the amount and timing of its investments in research and development activities; and (v) costs associated with providing the Company’s goods and services.

While it has no single customer that is material, the Company has many significant customers and receives multi-million dollar orders from time to time.  The deferral or loss of one or more significant orders or a delay in an expected implementation of such an order could materially and adversely affect the Company’s operating results in any fiscal quarter, particularly if there are significant sales and marketing expenses associated with the deferred, lost or delayed sales.  The Company bases its current and future expense levels on its internal operating plans and sales forecasts, and its operating costs are, to a large extent, fixed.  As a result, the Company may not be able to sufficiently reduce its costs in any quarter to compensate for an unexpected near-term shortfall in revenues.

The Company has historically derived a significant portion of its sales from contracts for large system installations with major customers. The Company continues to emphasize sales to larger customers in its product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The timing and scope of these opportunities are difficult to forecast, and the pricing and margins may vary substantially from transaction to transaction. The Company’s future operating results may accordingly exhibit a high degree of volatility, and also may be more volatile than the Company has experienced in prior periods. The degree of dependence by the Company on large system orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers increase the risk associated with its business.

The Company has continued to expand its gross margins primarily as a result of reducing hardware as a part of its product offerings.  This gross margin expansion has contributed to the growth of the Company’s net income at a rate greater than the growth of its revenue.  The Company’s ability to continue to expand gross margins in this manner is largely contingent upon customers obtaining the hardware necessary to operate the Company’s software solutions from another vendor.  If customers insist that the Company provide all necessary hardware, the Company may not be able to continue to expand gross margins at the rate that it has or at all, which would reduce the rate of growth of the Company’s net income.  If the rate of growth of the Company’s net income is reduced, it could materially and adversely affect the share price of its stock.

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

The markets for the Company’s security and business intelligence products are still emerging.  The Company’s growth is dependent on, among other things, the size and pace at which the markets for its products develop.  If the markets for its products decrease, remain constant or grow slower than the Company anticipates, the Company will not be able to maintain its growth.  Continued growth in the demand for the Company’s products is uncertain as, among other reasons, its existing customers and potential customers may: (i) not achieve a return on their investment in its products; (ii) experience technical difficulty in utilizing its products; or (iii) use alternative solutions to achieve their security, intelligence or business objectives.  In addition, as the Company’s business intelligence products are sold primarily to contact centers, slower than anticipated growth or a contraction in the number of contact centers will have a material adverse effect on the Company’s ability to maintain its growth.

The markets for the Company’s products are characterized by rapidly changing technology and evolving industry standards.  The introduction of products embodying new technology and the emergence of new industry standards can render the Company’s existing products obsolete and unmarketable and can exert price pressures on existing products.  It is critical to the Company’s success for it to be able to anticipate changes in technology or in industry standards and to successfully develop and introduce new, enhanced and competitive products on a timely basis.  The Company cannot be assured that it will successfully develop new products or introduce new applications for existing products, that new products and applications -- such as the Company’s content analytic software -- will achieve market acceptance or that the introduction of new products or technological developments by its competitors will not render its products obsolete.  The Company’s inability to develop products that are competitive in technology and price and meet customer needs could have a material adverse effect on its business, financial condition and results of operations.

The global market for analytic solutions for security and business applications is intensely competitive, both in the number and breadth of competing companies and products and the manner in which products are sold.  For example, the Company often competes for customer contracts through a competitive bidding process that subjects it to risks associated with: (i) the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns; and (ii) the substantial time and effort, including design, development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to the Company.

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

To the extent that the Company continues to be profitable in certain tax jurisdictions, it will continue to use net operating loss carry forwards in these jurisdictions.  If and when the Company ceases to have net operating loss carry forwards available to it in any such tax jurisdiction, its effective tax rate would increase correspondingly in that jurisdiction.

The Company’s competitors may be able to develop more quickly or adapt faster to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products.  Some of the Company’s competitors have, in relation to it, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources.  New competitors continue to emerge and there continues to be consolidation among existing competitors which may reduce the Company’s market share.  In addition, some of the Company’s customers and partners may in the future decide to internally develop their own solutions instead of purchasing them from the Company.  Increased competition could force the Company to lower its prices or take other actions to differentiate its products.

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

•

ensure ECtel’s performance of contractual obligations to the Company related to post-acquisition operations, which, if not performed, could detract from the benefits of the acquisition realized by the Company or have a negative impact on the Company’s operations and the transitioning of ECtel’s customers to Verint.

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

The Company has significant operations in foreign countries, including sales, research and development, customer support and administrative service.  The countries in which the Company has its most significant foreign operations include Israel, Germany, the United Kingdom and Canada, and the Company intends to continue to expand its operations internationally.  The Company’s business may suffer if it is unable to successfully expand and maintain foreign operations.  The Company’s foreign operations are, and any future foreign expansion will be, subject to a variety of risks, many of which are beyond its control, including risks associated with: (i) foreign currency fluctuations; (ii) political and economic instability in foreign countries; (iii) changes in and compliance with local laws and regulations, including tax laws, labor laws, employee benefits, currency restrictions and other requirements; (iv) differences in tax regimes and  potentially adverse tax consequences of operating in foreign countries; (v) customizing products for foreign countries; (vi) legal uncertainties regarding liability, export and import restrictions, tariffs and other trade barriers; (vii) hiring qualified foreign employees; and (viii) difficulty in accounts receivable collection and longer collection periods.  In addition, the tax authorities in the various jurisdictions in which the Company operates may review from time to time the pricing arrangements between the Company and its subsidiaries.  An adverse determination by one or more tax authorities in this regard may have a material and adverse effect on the Company’s financial results.

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

As the communications industry continues to evolve, governments may increasingly regulate products that monitor and record voice, video and data transmissions over public communications networks, such as the Company’s solutions.  For example, products which the Company sells in the United States to law enforcement agencies and which interface with a variety of wireline, wireless and Internet protocol networks, must comply with the technical standards established by the Federal Communications Commission pursuant to the Communications Assistance for Law Enforcement Act and products that it sells in Europe must comply with the technical standards established by the European Telecommunications Standard Institute.  The adoption of new laws or regulations governing the use of the Company’s products or changes made to existing laws or regulations could cause a decline in the use of its products and could result in increased expenses for the Company, particularly if it is required to modify or redesign its products to accommodate these new or changing laws or regulations.

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

The Company’s products involve sophisticated hardware and software technology that performs critical functions to highly demanding standards.  The Company cannot be assured that current or future products will not develop operational problems, which could have a material adverse effect on it.  The Company offers complex products that may contain undetected defects or errors, particularly when first introduced or as new versions are released.  The Company may not discover such defects or errors or other operational problems until after a product has been released and used by the customer.  Significant costs may be incurred to correct undetected defects, errors or other operational problems in the Company’s products and these defects, errors or problems could result in future lost sales.  In addition, defects or errors in the Company’s products may result in product liability claims or questions regarding the integrity of the products, which could cause adverse publicity and impair their market acceptance.

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

The Company has in the past and may in the future pursue acquisitions of businesses, products and technologies, or the establishment of joint venture arrangements.  The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired or jointly developed business, technology or product could result in a substantial diversion of management resources.  Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization of certain identifiable intangible assets, research and development write-offs and other acquisition-related expenses.  These investments may be made in immature businesses with unproven track records and technologies.  Such investments have a high degree of risk, with the possibility that the Company may lose the total amount of its investments, or more than its total investment if such businesses have liabilities not identified by the Company.  The Company may not be able to identify suitable investment candidates, and, even if it does, it may not be able to make those investments on acceptable terms, or at all.  In addition, the Company also may fail to successfully integrate acquired businesses with its operations or successfully realize the intended benefits of any acquisition, either of which could affect the Company’s continued growth and profitability.  Due to rapidly changing market conditions, the Company may find the value of its acquired technologies and related intangible assets, such as goodwill, as recorded in its financial statements, to be impaired, resulting in charges to operations.  The Company may also fail to retain the acquired or merged company’s key employees and customers.

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations, which provide that any compensation expense relative to employee stock options be measured based on the intrinsic value of the stock options.  As a result, when options are priced at or above the fair market value of the underlying stock on the date of grant, as is the Company’s practice, the Company incurs no compensation expense.  However, the Financial Accounting Standards Board has proposed in its exposure draft entitled “Share-Based Payment, an amendment of FASB Statements No. 123 and 95” new accounting requirements that, if adopted, would cause the Company to record compensation expense for all employee stock option grants.  Any such expense, although it would not affect the Company’s cash flows, could have a material impact on the Company’s results of operations.

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

The Company receives conditional grants from the Government of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or the OCS, for the financing of a portion of its research and development expenditures in Israel.  The terms of these conditional grants limit the Company’s ability to manufacture products, and prohibit it from transferring technologies, outside of Israel if such products or technologies were developed using these grants.  Even if the Company receives approval to manufacture products developed using these conditional grants outside of Israel, it may be required to pay a significantly increased amount of royalties on an accelerated basis to the Government of Israel, depending on the manufacturing volume that is performed outside of Israel.  This restriction may impair the Company’s ability to outsource manufacturing or engage in similar arrangements for those products or technologies.  In addition, if the Company fails to comply with any of the conditions imposed by the OCS, it may be required to refund any grants previously received together with interest and penalties, and it may be subject to criminal charges.  Further, from time to time the Government of Israel may audit the sales of products incorporating technology partially funded through OCS programs which, while not increasing the aggregate amount of royalties that may be due from the Company, may cause the Company to have to pay royalties on additional products, effectively accelerating the pace at which it pays royalties to the Government of Israel in repayment of the benefits received under such programs.  In recent years, the Government of Israel has accelerated the rate of repayment of OCS grants and may further accelerate them in the future.  The Company currently pays royalties of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel for repayment of benefits received under this program.  Such royalty payments by the Company are currently required to be made until the government has been reimbursed the amounts received by it, linked to the U.S. dollar, plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amounts at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained.  As of July 31, 2004, the Company has received approximately $54.3 million in cumulative grants and has recorded approximately $24.1 million in cumulative royalties to the OCS.  Further, the Government of Israel has reduced the benefits available under these programs in recent years and these programs may be discontinued or curtailed in the future.  In addition, the Company expects that OCS grants as a percentage of its consolidated research and development expenses will decrease in future periods due to an expected increase in the portion of research and development activities that will not be reimbursed by the OCS and an expected increase in research and development activities outside of Israel.  The continued reduction in these benefits or the termination of the Company’s eligibility to receive these benefits may materially and adversely affect the Company’s business, financial condition and results of operations.

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

Comverse Technology beneficially owns a majority of the Company’s outstanding shares of common stock.  Consequently, Comverse Technology effectively controls the outcome of all matters submitted for stockholder action, including the composition of the Company’s board of directors and the approval of significant corporate transactions.  Through its representation on the Company’s board of directors, Comverse Technology has a controlling influence on the Company’s management, direction and policies, including the ability to appoint and remove its officers.  As a result, Comverse Technology may cause the Company to take actions which may not be aligned with the Company’s interests or those of its other stockholders.  For example, Comverse Technology may prevent or delay any transaction involving a change in control or in which stockholders might receive a premium over the prevailing market price for their shares.  In particular, as a result of Comverse Technology’s majority ownership, the Company has relied on the “controlled company” exemption from certain requirements under Rule 4350(c)(5) of the listing standards of the National Association of Securities Dealers, Inc., and does not have an independent Audit Committee, Compensation Committee or Nominating Committee, as non-controlled companies are required to have.

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

ITEM 4.   Controls and Procedures.

(a)     The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 31, 2004.  Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2004.

(b)     There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended July 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

ITEM 4.   Submission of Matters to a Vote of Security Holders.

The 2004 Annual Meeting of the Stockholders of the Company (the “Meeting”) was held on July 27, 2004. The total number of outstanding shares of Common Stock entitled to vote at the Meeting was 30,659,302 and there were present at the Meeting in person or by proxy 29,687,769 shares of the Company’s Common Stock, which number constituted a quorum for the Meeting, and were entitled to vote and acted as follows with respect to the following proposals:

Approved, (1) by a vote of 23,874,080 votes cast in favor of the election of Kobi Alexander as a director, with holders of 5,813,689 shares withholding their votes on this matter; (2) by a vote of 24,233,710 votes cast in favor of the election of Dan Bodner as a director, with holders of 5,454,059 shares withholding their votes on this matter; (3) by a vote of 24,198,049 votes cast in favor of the election of Paul Baker as a director, with holders of 5,489,720 shares withholding their votes on this matter; (4) by a vote of 29,189,416 votes cast in favor of the election of Victor DeMarines as a director, with holders of 498,353 shares withholding their votes on this matter; (5) by a vote of 23,874,080 votes cast in favor of the election of David Kreinberg as a director, with holders of 5,813,689 shares withholding their votes on this matter; (6) by a vote of 23,962,414 votes cast in favor of the election of David Ledwell as a director, with holders of 5,725,355 shares withholding their votes on this matter; (7) by a vote of 29,189,416 votes cast in favor of the election of Kenneth Minihan as a director, and holders of 498,353 shares withholding their votes on this matter; (8) by a vote of 29,189,416 votes cast in favor of the election of Larry Myers as a director, with holders of 498,353 shares withholding their votes on this matter; (9) by a vote of 23,838,423 votes cast in favor of the election of Igal Nissim as a director, with holders of 5,849,346 shares withholding their votes on this matter; (10) by a vote of 24,235,610 votes cast in favor of the election of Harris Oliner as a director, with 5,452,159 shares withholding their votes on this matter; (11) by a vote of 24,235,610 votes cast in favor of the election of Paul Robinson as a director, with holders of 5,452,159 shares withholding their votes on this matter; (12) by a vote of 29,189,416 votes cast in favor of the election of Howard Safir as a director, with holders of 498,353 shares withholding their votes on this matter; and (13) by a vote of 23,985,780 votes cast in favor of the election of William Sorin as a director, with holders of 5,701,989 shares withholding their votes on this matter.

Approved, by a vote of 25,304,462 votes cast in favor of the ratification of the Company’s 2004 Stock Incentive Compensation Plan, with 3,197,613 votes cast against, holders of 4,627 shares indicated that they abstained from voting on this matter and holders of 1,181,067 shares indicated no-vote on this item.

Approved, by a vote of 29,617,787 votes cast in favor of the ratification of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending January 31, 2005, with 67,771 votes cast against, holders of 2,211 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item.

ITEM 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibit Index.

	10.18	Verint Systems Inc. 2004 Stock Incentive Compensation Plan

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On June 2, 2004, the Company furnished a report on Form 8-K reporting under Items 7 and 12 that on June 2, 2004 the Company issued a press release announcing its financial results for the first quarter of 2004.  The Company furnished (not filed) such press release under Item 7.

On June 8, 2004, the Company filed a Form 8-K/A to supplement the Form 8-K filed by the Company on March 31, 2004 pursuant to which the Company reported under Items 5 and 7 the completion of its acquisition of the Government Surveillance Business of ECtel Ltd. for $35 million in cash.  In connection with the filing of the Form 8-K/A, the Company filed, pursuant to Item 7 of Form 8-K, all required pro forma financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERINT SYSTEMS INC.

Dated: September 8, 2004	By:	/s/ Dan Bodner

Dan Bodner
President and Chief Executive Officer
Principal Executive Officer

Dated: September 8, 2004	By:	/s/ Igal Nissim

Igal Nissim
Vice President and Chief Financial Officer
Principal Financial Officer