Form 10-Q
period 2004-10-31
VERINT SYSTEMS INC
filed 2004-12-08
CIK 1166388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, par value $0.001 per share, outstanding as of December 6, 2004 was 31,387,817.

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

PART I

ITEM 1. Financial Statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

ASSETS	January 31, 2004*	October 31, 2004
		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$200,716	$207,648
Short-term investments	27,997	17,954
Accounts receivable, net	33,654	43,304
Inventories	15,833	17,082
Prepaid expenses and other current assets	6,007	8,437

TOTAL CURRENT ASSETS	284,207	294,425
PROPERTY AND EQUIPMENT, net	14,129	16,890
INTANGIBLE ASSETS	2,051	12,764
GOODWILL	14,364	49,616
OTHER ASSETS	13,955	13,381

TOTAL ASSETS	$328,706	$387,076

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$50,301	$68,917
Advance payments from customers	26,701	35,848
Convertible note	2,200	—
Short term bank loans and current maturities of long-term
bank loans	441	1,244

TOTAL CURRENT LIABILITIES	79,643	106,009

LONG-TERM LIABILITIES	4,395	5,612

TOTAL LIABILITIES	84,038	111,621

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value - authorized, 120,000,000 shares;
issued and outstanding, 30,098,732 and 31,404,978 shares	30	31
Additional paid-in capital	262,472	278,715
Unearned stock compensation	(1,615)	(1,301)
Accumulated deficit	(16,917)	(4,552)
Accumulated other comprehensive income	698	2,562

TOTAL STOCKHOLDERS’ EQUITY	244,668	275,455

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$328,706	$387,076

* The Condensed Consolidated Balance Sheet as of January 31, 2004 has been summarized from the Company’s audited Consolidated Balance Sheet as of that date.

The accompanying notes are an integral part of these financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Nine months ended October 31,		Three months ended October 31,
	2003	2004	2003	2004

Sales	$140,319	$180,794	$49,012	$63,989
Cost of sales	65,238	82,098	22,560	29,235

Gross profit	75,081	98,696	26,452	34,754

Operating expenses:
Research and development, net	16,979	23,089	5,952	8,409
Selling, general and administrative	46,014	59,704	16,044	21,290
In-process research and development	—	3,154	—	—
Write-down of capitalized software	—	1,481	—	—

Income from operations	12,088	11,268	4,456	5,055

Interest and other income, net	1,813	2,379	878	932

Income before income tax provision	13,901	13,647	5,334	5,987
Income tax provision	1,745	1,282	667	807

Net income	$12,156	$12,365	$4,667	$5,180

Earnings per share:
Basic	$0.45	$0.40	$0.16	$0.17

Diluted	$0.42	$0.38	$0.15	$0.16

The accompanying notes are an integral part of these financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended October 31,
	2003	2004

Cash flows from operating activities:
Net cash from operations after adjustment for non-cash items	$20,237	$27,308
Changes in operating assets and liabilities:
Accounts receivable	(5,439)	(9,007)
Inventories	(6,090)	(623)
Prepaid expenses and other current assets	(1,864)	(2,148)
Accounts payable and accrued expenses	10,573	13,808
Advance payments from customers	3,599	9,147
Other, net	(790)	758

Net cash provided by operating activities	20,226	39,243

Cash flows from investing activities:
Cash paid for business combinations	(6,115)	(45,389)
Purchases of property and equipment	(4,815)	(5,135)
Capitalization of software development costs	(3,324)	(3,163)
Maturities and sales of short-term securities, net	—	9,853

Net cash used in investing activities	(14,254)	(43,834)

Cash flows from financing activities:
Repayments of long-term bank loans	(42,617)	(294)
Net borrowing of short-term bank loans	—	783
Proceeds from issuance of common stock	126,398	11,034

Net cash provided by financing activities	83,781	11,523

Net increase in cash and cash equivalents	89,753	6,932
Cash and cash equivalents, beginning of period	133,933	200,716

Cash and cash equivalents, end of period	$223,686	$207,648

The accompanying notes are an integral part of these financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Financial Statements
(Unaudited)

1.	Basis of Presentation

Verint Systems Inc. (“Verint” and, together with its subsidiaries, the “Company”) is engaged in providing analytic software-based solutions for communications interception, digital video security and surveillance, and enterprise business intelligence. The Company is a majority-owned subsidiary of Comverse Technology, Inc. (“Comverse Technology”).

The accompanying financial information should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended January 31, 2004. The condensed financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the results for the interim periods presented herein. The Company’s results of operations for the three month and nine month periods ended October 31, 2004 are not necessarily indicative of the Company’s results to be expected for the full year. The condensed consolidated balance sheet as of January 31, 2004 has been summarized from the Company’s audited consolidated balance sheet as of that date. Certain amounts in prior periods have been reclassified to conform to the manner of presentation in the current periods.

2.	Stock-Based Employee Compensation

The Company applies the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock-based employee compensation. Accordingly, stock-based employee compensation cost is recognized only when employee stock options are granted with exercise prices below the fair market value at the date of grant. Any resulting stock-based employee compensation cost is recognized ratably over the associated service period, which is generally the option vesting period. The Company recognized stock-based employee compensation cost in the condensed consolidated statements of income of approximately $13,000 and $40,000, during the three month and nine month periods ended October 31, 2003, respectively, and $11,000 and $33,000, during the three month and nine month periods ended October 31, 2004, respectively, relating to certain employee stock options granted with exercise prices below the fair market value at the date of grant. As of October 31, 2004, 26,151 employee stock options were outstanding with exercise prices below the fair market value at the date of the grant and all other employee stock options have been granted at exercise prices equal to fair market value on the date of grant. Accordingly, no compensation expense has been recognized by the Company related to these options in the accompanying condensed consolidated statement of income.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for all periods:

	Nine months ended October 31,		Three months ended October 31,
	2003	2004	2003	2004
	(In thousands, except per share data)		(In thousands, except per share data)

Net income, as reported	$12,156	$12,365	$4,667	$5,180

Less: Stock-based employee compensation cost
determined under the fair value method, net of
related tax effects	3,863	5,613	1,482	1,855

Pro forma net income	$8,293	$6,752	$3,185	$3,325

Earnings per share:

Basic – as reported	$0.45	$0.40	$0.16	$0.17

Basic – pro forma	$0.31	$0.22	$0.11	$0.11

Diluted – as reported	$0.42	$0.38	$0.15	$0.16

Diluted – pro forma	$0.29	$0.21	$0.10	$0.10

3.	Inventories

The composition of inventories at January 31, 2004 and October 31, 2004 is as follows:

	January 31, 2004	October 31, 2004
	(In thousands)

Raw materials	$7,169	$6,371
Work in process	2,186	2,536
Finished goods	6,478	8,175

	$15,833	$17,082

4.	Research and Development Expenses

A significant portion of the Company’s research and development operations are located in Israel, where the Company derives substantial benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. The Company’s research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the “OCS”) under which the OCS reimburses a portion of the Company’s research and development expenditures under approved project budgets. The Company is currently involved in several ongoing research and development projects supported by the OCS. The Company accrues royalties to the OCS for the sale of products incorporating technology developed in these projects up to the amount of such funding, plus interest in certain circumstances. In addition, under the terms of the applicable funding agreements, products resulting from projects funded by the OCS may not be manufactured outside of Israel without government approval. Reimbursements from the OCS amounted to approximately $0.8 million and $3.0 million in the three month and nine month periods ended October 31, 2003, respectively, and $0.8 million and $2.4 million in the three month and nine month periods ended October 31, 2004, respectively. The Company also benefited from other reimbursements of research and development expenses amounting to $0.1 million for both the three month and nine month periods ended October 31, 2003, and $0.2 million and $0.8 million for the three month and nine month periods ended October 31, 2004, respectively.

5.	Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all potentially dilutive issuances of stock. The calculation for earnings per share for the three and nine month periods ended October 31, 2003 and 2004, respectively, was as follows:

	Three Months ended
	October 31, 2003			October 31, 2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

	(In thousands, except per share data)

Basic EPS
Net Income	$4,667	29,870	$0.16	$5,180	31,036	$0.17

Effect of Dilutive
Securities
Stock Options		1,614			1,730
Convertible Note		137			—

Diluted EPS	$4,667	31,621	$0.15	$5,180	32,766	$0.16

	Nine Months ended
	October 31, 2003			October 31, 2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

	(In thousands, except per share data)

Basic EPS
Net Income	$12,156	26,895	$0.45	$12,365	30,725	$0.40

Effect of Dilutive
Securities
Stock Options		1,613			1,756
Convertible Note		137			—

Diluted EPS	$12,156	28,645	$0.42	$12,365	32,481	$0.38

6.	Comprehensive Income

Total comprehensive income was approximately $5,424,000 and $7,372,000 for the three month periods ended October 31, 2003 and 2004, respectively, and $12,755,000 and $14,229,000 for the nine month periods ended October 31, 2003 and 2004, respectively. The elements of comprehensive income include net income, unrealized gains and losses on available for sale securities and foreign currency translation adjustments.

7.	Related Party Transactions and Balances

Corporate Services Agreement – The Company recorded expenses of approximately $144,000 and $156,000 for the three month periods ended October 31, 2003 and 2004, respectively, and $432,000 and $469,000 for the nine month periods ended October 31, 2003 and 2004, respectively, for the services provided by the Company’s parent, Comverse Technology, under the Corporate Services Agreement between the Company and Comverse Technology.

Enterprise Resource Planning Software Sharing Agreement – The Company recorded $25,000 and $36,000 for the three month periods ended October 31, 2003 and 2004, respectively, and $75,000 and $130,000 for the nine month periods ended October 31, 2003 and 2004, respectively, for support services rendered by Comverse Ltd., a subsidiary of Comverse Technology, under the Enterprise Resource Planning Software Sharing Agreement between the Company and Comverse Ltd.

Satellite Services Agreement – The Company recorded expenses of approximately $505,000 and $866,000 for the three month periods ended October 31, 2003 and 2004, respectively, and $1,366,000 and $2,341,000 for the nine month periods ended October 31, 2003 and 2004, respectively, for services rendered by Comverse, Inc., a subsidiary of Comverse Technology, and its subsidiaries under the Satellite Services Agreement between the Company and Comverse, Inc.

Transactions with an Affiliate – The Company sold products and services to Verint Systems (Singapore) PTE LTD, an affiliated systems integrator in which the Company holds a 50% equity interest, amounting to approximately $94,000 and $667,000, during the three month periods ended October 31, 2003 and 2004, respectively, and $3,266,000 and $1,419,000, during the nine month periods ended October 31, 2003 and 2004, respectively. In addition, the Company was charged with installation, support, marketing and office service fees by that affiliate amounting to approximately $172,000 and $167,000 for the three month periods ended October 31, 2003 and 2004, respectively, and $502,000 and $501,000 for the nine month periods ended October 31, 2003 and 2004, respectively.

Transactions with Other Subsidiaries of Comverse Technology – The Company charges subsidiaries of Comverse Technology for services relating to the use of the Company’s facilities and employees. Charges to these subsidiaries were approximately $32,000 and $18,000 for the three month periods ended October 31, 2003 and 2004, respectively, and $97,000 and $60,000 for the nine month periods ended October 31, 2003 and 2004, respectively.

Related Party Balances – Related party balances included in the condensed consolidated balance sheets are as follows (in thousands):

	January 31, 2004	October 31, 2004

Included in accounts receivable, net	$1,824	$—

Included in accounts payable and accrued expenses	$1,178	$991

8.	Convertible Note

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

9.	Acquisitions

On September 2, 2004, the Company, through a subsidiary, acquired all of the outstanding stock of RP Sicherheitssysteme GmbH (“RP Security”), a company in the business of developing and selling mobile digital video security solutions for transportation applications. RP Security, headquartered in Flensburg, Germany, was founded in 1999 and has approximately 50 employees. The purchase price consisted of approximately $9,028,000 in cash and 90,144 shares of the Company’s common stock. In addition, the shareholders of RP Security will be entitled to receive earn-out payments over three years based on the Company’s worldwide sales, profitability and backlog of mobile video products in the transportation market during that period. Shares issued as part of the purchase price were accounted for with value of approximately $2,977,000, or $33.03 per share. In connection with this acquisition, the Company incurred transaction costs, consisting primarily of professional fees, amounting to approximately $520,000.

The acquisition was accounted for using the purchase method. The purchase price was allocated to the assets and liabilities of RP Security based on the estimated fair value of those assets and liabilities as of September 2, 2004. Identifiable intangible assets consist of sales backlog, acquired technology, trade name, customer relationships and non-competition agreements and have an estimated useful life of up to five years. The results of operations of RP Security have been included in the Company’s results of operations since September 2, 2004.

The following is a summary of the allocation of the purchase price of the RP Security acquisition:

(In thousands)

Purchase price paid in cash	$9,028
Shares issued	2,977
Acquisition costs	520

Total purchase price	$12,525

Fair value of assets acquired	$3,339
Fair value of liabilities assumed	(2,536)
Sales backlog	1,673
Acquired technology	194
Customer relationships	494
Non-competition agreements	150
Trade name	47
Goodwill	9,164

Total purchase price	$12,525

As a result of the acquisition of RP Security, the Company wrote down certain inventory and accounts receivable balances that became impaired due to the existence of duplicative technology and, accordingly, were written-down to their net realizable value at the date of acquisition. Such write-down amounted to $899,000 and is included in cost of sales and selling, general and administrative expenses.

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

The summary unaudited pro forma condensed consolidated results of operations for the three month period ended October 31, 2003 and 2004, assuming the acquisitions of RP Security and ECtel had occurred at the beginning of the periods, would have reflected consolidated revenues of approximately $53,478,000 and $64,783,000, net income of approximately $2,317,000 and $5,081,000, basic earnings per share of $0.08 and $0.16 and diluted earnings per share of $0.07 and $0.15, respectively. The summary unaudited pro forma condensed consolidated results of operations for the nine month periods ended October 31, 2003 and 2004 would have reflected revenues of approximately $157,873,000 and $185,188,000, net income of approximately $9,782,000 and $9,097,000, basic earning per share of $0.36 and $0.30 and diluted earnings per share of $0.34 and $0.28, respectively. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented. In addition, the pro forma results are not necessarily indicative of the results that will occur in the future and do not reflect any potential synergies that might arise from the combined operations.

10.	Issuance of Stock

In June 2003, the Company completed a public offering of 5,750,000 shares of its common stock at a price of $23.00 per share. The shares offered included 149,731 shares issued to SmartSight Networks Inc.’s former shareholders in connection with its acquisition. The net proceeds of the offering were approximately $122.2 million.

11.	Intangible Assets

The composition of intangible assets at January 31, 2004 and October 31, 2004 is as follows:

	Useful Life	January 31, 2004	October 31, 2004
		(In thousands)

Sales backlog	Up to 3 years	$557	$3,222
Acquired technology	3 to 5 years	1,345	6,910
Customer relationships	5 years	302	2,235
Non-competition agreements	3 to 10 years	1,105	3,552
Trade names	1 to 3 years	198	255

		3,507	16,174
Accumulated amortization		(1,456)	(3,410)

		$2,051	$12,764

Amortization of intangible assets was $367,000 and $817,000 for the three months ended October 31, 2003 and 2004, respectively, and $798,000 and $1,858,000 for the nine months ended October 31, 2003 and 2004, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year Ending January 31,	(In thousands)
2005	$3,351
2006	$3,787
2007	$2,175
2008	$1,937
2009	$1,729

12.	Goodwill

Changes in goodwill for the year ended January 31, 2004, and for the nine month period ended October 31, 2004, are as follows:

(In thousands)
Balance at February 1, 2003	$7,711
Acquisition of SmartSight Networks Inc.	6,513
Effect of foreign currency	140

Balance at January 31, 2004	14,364
Acquisition of ECtel	25,054
Acquisition of RP Security	9,164
Effect of foreign currency	1,034

Balance at October 31, 2004	$49,616

13.	Business Segment Information

The Company operates in one business segment - providing actionable intelligence solutions. The Company’s solutions collect, retain, and analyze voice, fax, video, email, Internet and data transmissions from voice, video and IP networks for the purpose of generating actionable intelligence for decision makers to take more effective action. The Company manages its business on a geographic basis. Summarized financial information for the Company’s reportable geographic segments is presented in the following table. Sales in each geographic segment represent sales originating from that segment.

	United States	Israel	United Kingdom	Canada	Other	Reconciling Items	Consolidated Totals
Three months ended October 31, 2003:			(In thousands)

Sales	$27,218	$17,535	$5,838	$2,560	$2,323	$(6,462)	$49,012
Costs and expenses	(22,387)	(16,394)	(6,002)	(2,470)	(3,177)	5,874	(44,556)

Operating income (loss)	$4,831	$1,141	$(164)	$90	$(854)	$(588)	$4,456

Three months ended October 31, 2004:

Sales	$35,481	$22,144	$7,807	$4,107	$3,190	$(8,740)	$63,989
Costs and expenses	(29,098)	(22,063)	(8,422)	(4,365)	(4,377)	9,391	58,934

Operating income (loss)	$6,383	$81	$(615)	$(258)	$(1,187)	$651	$5,055

	United States	Israel	United Kingdom	Canada	Other	Reconciling Items	Consolidated Totals
Nine months ended October 31, 2003:			(In thousands)

Sales	$71,012	$58,733	$17,978	$5,231	$6,905	$(19,540)	$140,319
Costs and expenses	(62,314)	(50,779)	(19,045)	(4,801)	(9,217)	17,925	(128,231)

Operating income (loss)	$8,698	$7,954	$(1,067)	$430	$(2,312)	$(1,615)	$12,088

Nine months ended October 31, 2004:

Sales	$90,975	$68,008	$22,878	$14,361	$9,088	$(24,516)	$180,794
Costs and expenses	(79,139)	(68,500)	(23,648)	(11,557)	(11,126)	24,444	169,526

Operating income (loss)	$11,836	$(492)	$(770)	$2,804	$(2,038)	$(72)	$11,268

Total assets by country of domicile consist of:

	January 31, 2004	October 31, 2004
	(In thousands)

United States	$221,823	$258,754
Israel	98,867	110,555
United Kingdom	10,501	12,593
Canada	14,189	17,933
Other	10,229	22,646
Reconciling items	(26,903)	(35,405)

	$328,706	$387,076

Reconciling items consist of the following:
Sales – elimination of inter-company revenues.
Operating income – elimination of inter-company operating income.
Total assets – elimination of inter-company receivables.

14.	Employee Restricted Stock

In December 2003, the Company granted 72,700 shares of restricted stock to certain key employees of the Company. Unearned stock compensation of approximately $1,672,000, or $23.00 per share, was recorded based on the fair market value of the Company’s common stock at the date of grant. Unearned stock compensation is shown as a separate component of stockholders’ equity and is being amortized to expense over the four-year vesting period of the restricted stock. Amortization of unearned stock compensation was approximately $105,000 and $314,000 for the three and nine month periods ended October 31, 2004, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statements of income. The restricted stock has all the rights and privileges of the Company’s common stock, subject to certain restrictions and forfeiture provisions. At October 31, 2004, all 72,700 shares were subject to restriction.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended January 31, 2004 are those that depend most heavily on these judgments and estimates. As of October 31, 2004, there have been no material changes to any of the critical accounting policies contained therein.

RESULTS OF OPERATIONS

Summary of Results

          Consolidated results of operations in dollars and as a percentage of sales for each of the three month and nine month periods ended October 31, 2003 and 2004 were as follows:

	Three months ended October 31,		Three months ended October 31,
	2003	% of Sales	2004	% of Sales

Sales	$49,012	100.0%	$63,989	100.0%
Cost of sales	22,560	46.0%	29,235	45.7%

Gross profit	26,452	54.0%	34,754	54.3%

Operating expenses:
Research and development, net	5,952	12.1%	8,409	13.1%
Selling, general and administrative	16,044	32.7%	21,290	33.3%

Income from operations	4,456	9.1%	5,055	7.9%

Interest and other income, net	878	1.8%	932	1.5%

Income before income tax provision	5,334	10.9%	5,987	9.4%
Income tax provision	667	1.4%	807	1.3%

Net income	$4,667	9.5%	$5,180	8.1%

	Nine months ended October 31,		Nine months ended October 31,
	2003	% of Sales	2004	% of Sales

Sales	$140,319	100.0%	$180,794	100.0%
Cost of sales	65,238	46.5%	82,098	45.4%

Gross profit	75,081	53.5%	98,696	54.6%

Operating expenses:
Research and development, net	16,979	12.1%	23,089	12.8%
Selling, general and administrative	46,014	32.8%	59,704	33.0%
In-process research and development	—	—	3,154	1.7%
Write-down of capitalized software	—	—	1,481	0.8%

Income from operations	12,088	8.6%	11,268	6.2%

Interest and other income, net	1,813	1.3%	2,379	1.3%

Income before income tax provision	13,901	9.9%	13,647	7.5%
Income tax provision	1,745	1.2%	1,282	0.7%

Net income	$12,156	8.7%	$12,365	6.8%

Nine Month and Three Month Periods Ended October 31, 2004
Compared to Nine Month and Three Month Periods Ended October 31, 2003

Sales. Sales for the nine month and three month periods ended October 31, 2004 increased by approximately $40.5 million, or 29%, and $ 15.0 million, or 31%, respectively, as compared to the nine month and three month periods ended October 31, 2003. This increase was attributable to higher sales volume of both products and services for both the Company’s security and business intelligence solutions. Sales to international customers represented approximately 51% and 48% of sales for the nine month and three month periods ended October 31, 2004, respectively, as compared to approximately 50% and 44% for the nine month and three month periods ended October 31, 2003, respectively.

Cost of Sales. Cost of sales for the nine month and three month periods ended October 31, 2004 increased by approximately $16.9 million, or 26%, and $6.7 million, or 30%, respectively, as compared to the nine month and three month periods ended October 31, 2003. The increase in the nine month and three month periods ended October 31, 2004 was mainly attributable to an increase in material costs and overhead expenses of approximately $11.2 million and $5.0 million, respectively, due to higher sales volumes, an increase in salaries and fringe benefits of approximately $3.4 million and $0.9 million, respectively, primarily as a result of increased service department headcount to support the increased level of sales, and an increase in other expenses of approximately $2.3 million and $0.8 million, respectively, mainly due to increased royalties, amortization and travel expenses. Gross margins increased to 54.6% and 54.3% in the nine month and three month periods ended October 31, 2004, respectively, from approximately 53.5% and 54.0% in the nine month and three month period ended October 31, 2003, respectively.

Research and Development Expenses, net. Research and development expenses, net, for the nine month and three month periods ended October 31, 2004 increased by approximately $6.1 million, or 36%, and $2.5 million, or 41%, respectively, as compared to the nine month and three month periods ended October 31, 2003. The increase was attributable to an increase in salaries and fringe benefits of approximately $3.7 million and $1.5 million, respectively, mainly due to increased headcount to support a higher level of Research and Development activities, an increase in subcontracting expenses of approximately $1.6 million and $0.6 million, respectively, and an increase in other research and development expenses of approximately $0.8 million and $0.4 million, respectively. Capitalization of software development costs amounted to approximately $3.3 million and $1.2 million for the nine month and three month periods ended October 31, 2003, respectively, and approximately $3.2 million and $1.1 million for the nine month and three month periods ended October 31, 2004, respectively. Reimbursement of research and development expenses amounted to approximately $3.1 million and $0.9 million for the nine month and three month periods ended October 31, 2003, respectively, and approximately $3.2 million and $0.9 million for the nine month and three month periods ended October 31, 2004, respectively. Research and development expenses, net, as a percentage of sales, increased to 12.8% and 13.1%, respectively, for the nine month and three month periods ended October 31, 2004, from 12.1% for both the nine month and three month periods ended October 31, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine month and three month periods ended October 31, 2004 increased by approximately $13.7 million, or 30%, and approximately $5.2 million, or 33% , respectively, as compared to the nine month and three month periods ended October 31, 2003. This increase was attributable to an increase in compensation and benefits for existing personnel and increase in headcount to support the increased level of sales amounting to approximately $7.2 million, and $2.4 million, respectively, an increase in travel expenses of approximately $0.8 million, and $0.3 million, respectively, an increase in depreciation and amortization expenses of approximately $0.5 million and $0.2 million, respectively, an increase in subcontracting expenses of approximately $0.8 million and $0.2 million, respectively, an increase in professional service fees of approximately $1.1 million and $0.5 million, respectively, an increase in rent and utility expenses of approximately $0.8 million and $0.2 million, respectively, an increase in marketing service expenses of approximately $0.6 million and $0.1 million, respectively, and increase in agent commission expenses of approximately $0.5 million and $0.6 million, respectively, and an increase in other expenses of approximately $1.5 million and $0.7 million, respectively. Selling, general and administrative expenses as a percentage of sales increased to 33.0% and 33.3%, respectively, for the nine month and three month periods ended October 31, 2004, from 32.8% and 32.7%, respectively, for the nine month and three month periods ended October 31, 2003.

In-Process Research and Development. In the nine month period ended October 31, 2004, purchased in-process research and development of approximately $3.2 million, resulting from the purchase of ECtel’s government surveillance business, was charged to expense at the acquisition (see also Note 9).

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

Interest and Other Income, net. Net interest and other income for the nine month and three month periods ended October 31, 2004 increased by approximately $0.6 million and $0.1 million, respectively, as compared to the nine month and three month periods ended October 31, 2003. This increase was attributable to increased interest income of approximately $1.0 million and $0.3 million, respectively, due to an increase in interest rates and an increase in interest bearing cash balances, and a decrease in interest expenses and bank charges of $0.3 million and $0.3 million, respectively. These increases were partially offset by decreased gains from the Company’s share in the profits of an affiliate of approximately $0.6 and $0.3 million, respectively, and decrease foreign currency exchange gains of approximately $0.1 million and $0.2 million, respectively.

Income Tax Provision. Income tax provision for the nine month period ended October 31, 2004 decreased by approximately $0.5 million as compared to the nine month period ended October 31, 2003. Income tax provision for the three months period ended October 31, 2004 increased by approximately $0.1 million as compared to the three month period ended October 31, 2003. The decrease in the nine month period was attributable to lower taxable income, due to one-time charges recorded in the three month period ended April 30, 2004 as a result of the purchase of ECtel’s government surveillance business. The overall effective tax rate decreased to 9.4% for the nine month period ended October 31, 2004 as compared to an effective tax rate of 12.4% for the nine month period ended October 31, 2003. In the three month period ended October 31, 2004 the effective tax rate increased to 13.5%, as compared to 12.5% effective tax rate for the three month period ended October 31, 2003. The low effective tax rate reflects the one-time charges and the use of net operating loss carry forwards in certain tax jurisdictions. The Company also benefits from preferential tax rates in Israel. To the extent that the Company continues to be profitable in certain tax jurisdictions, it will continue to use net operating loss carry forwards in these jurisdictions. When the Company ceases to have net operating loss carry forwards available to it in a tax jurisdiction, the Company’s effective tax rate would increase in that jurisdiction. In particular, the Company expects to significantly reduce its net operating loss carry forwards in the United States by the end of fiscal 2004, which may significantly increase the Company’s effective tax rate.

Net Income. Net income for the nine month and three month periods ended October 31, 2004 increased by approximately $0.2 million, or 1.7%, and $0.5 million, or 11.0%, respectively, as compared to the nine month and three month periods ended October 31, 2003. As a percentage of sales, net income was approximately 6.8% and 8.1%, in the nine month and three month periods ended October 31, 2004, respectively, as compared to approximately 8.7% and 9.5% in the nine month and three month periods ended October 31, 2003, respectively. The change resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2004, the Company had cash and cash equivalents of approximately $207.6 million, short-term investments of $18.0 million and working capital of approximately $188.4 million. As of January 31, 2004, the Company had cash and cash equivalents of approximately $200.7 million, short-term investments of $28.0 million and working capital of approximately $204.6 million. The decrease in the balances described above from January 31, 2004 as compared to October 31, 2004, resulted primarily from cash used to purchase ECtel’s government surveillance business and RP Security.

Net cash from operations, as adjusted for non-cash items, for the nine month periods ended October 31, 2003 and 2004, provided cash of approximately $20.2 million and $27.3 million, respectively. Other changes in operating assets and liabilities provided cash of approximately $0 million and $11.9 million for the nine month periods ended October 31, 2003 and 2004, respectively. This resulted in cash provided by operating activities of approximately $20.2 million and $39.2 million for the nine month periods ended October 31, 2003 and 2004, respectively.

Investing activities for the nine month periods ended October 31, 2003 and 2004 used cash of approximately $14.3 million and $43.8 million, respectively. For the nine month period ended October 31, 2003, these amounts include cash paid for a business combination of approximately $6.1 million, purchase of property and equipment of approximately $4.8 million, and capitalization of software development costs of approximately $3.3 million. For the nine month period ended October 31, 2004, these amounts include cash paid for the acquisition of ECtel’s government surveillance business of approximately $36.1 million, cash paid for the acquisition of RP Security of approximately $9.3 million, purchase of property and equipment of approximately $5.1 million and capitalization of software development costs of approximately $3.2 million. These amounts were partially offset by net maturities and sales of short-term investments which provided cash of approximately $9.9 million.

Financing activities for the nine month periods ended October 31, 2003 and 2004 provided cash of approximately $83.8 million and $11.5 million, respectively. For the nine month periods ended October 31, 2003 and 2004, proceeds from the issuances of common stock provided cash of approximately $126.4 million and $11.0 million, respectively. Net proceeds (repayments) of bank loans and other debt provides (used) cash of approximately $(42.6) million and $0.5 million in the nine month periods ended October 31, 2003 and 2004, respectively.

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

On September 2, 2004, the Company, through a subsidiary, acquired all of the outstanding stock of RP Security, a company in the business of developing and selling mobile digital video security solutions for transportation applications. The Company paid approximately $9,028,000 in cash and 90,144 shares of the Company’s common stock for RP Security. In addition, the shareholders of RP will be entitled to receive earn-out payments over three years based on the Company’s worldwide sales, profitability and backlog of mobile video products in the transportation market during that period.

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

It is difficult for the Company to forecast the timing of revenues from product sales because customers often need a significant amount of time to evaluate its products before purchasing them and, in the case of governmental customers, sales are dependent on budgetary and other bureaucratic processes. The period between initial customer contact and a purchase by a customer may vary from three months to more than a year. During the evaluation period, customers may defer or scale down proposed orders of the Company’s products for various reasons, including: (i) changes in budgets and purchasing priorities; (ii) reduced need to upgrade existing systems; (iii) deferrals in anticipation of enhancements or new products; (iv) introduction of products by its competitors; and (v) lower prices offered by its competitors.

The Company faces aggressive competition from numerous and varied competitors in all areas of its business, and many of its customers make decisions to purchase based largely on price considerations. The Company may have to lower the prices of many of its products and services to stay competitive or increase efficiencies and capacity in the provision of services, while at the same time trying to maintain or improve revenue and gross margin. If the Company cannot proportionately decrease its cost structure on a timely basis in response to competitive price pressures, its margin and therefore its profitability could be adversely affected. Further, the Company invests a significant amount in research and development, which the Company views as necessary for its long-term competitiveness. If, to decrease its cost structure, the Company reduces its investment in research and development, the Company may adversely impact its long-term competitiveness in an effort to maintain or improve its revenue and income in the short-term. In addition, if the Company’s pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to its product decisions, it may lose market share in certain areas, which could adversely affect its revenue and prospects. Even if the Company is able to maintain or increase market share for a particular product, revenue could decline due to increased competition from other types of products or because the product is in a maturing industry.

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

The Company’s quarterly operating results are difficult to predict and may fluctuate significantly in the future, which in turn may result in volatility in its stock price. The following factors, among others, many of which are outside its control, can cause fluctuations in the Company’s operating results and stock price volatility: (i) the size, timing, terms and conditions of orders from and shipments to its customers; (ii) unanticipated delays or problems in releasing new products; (iii) the timing and success of its customers’ deployment of its products and services; (iv) the amount and timing of its investments in research and development activities; (v) costs associated with providing the Company’s goods and services; (vi) the fluctuation of foreign currency exchange rates; and (vii) the impairment or devaluation of the Company’s assets (for instance, intangibles or goodwill).

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

The markets for the Company’s security and business intelligence products are still emerging. The Company’s growth is dependent on, among other things, the size and pace at which the markets for its products develop. If the markets for its products decrease, remain constant or grow slower than the Company anticipates, the Company will not be able to maintain its growth. In addition, in markets where the Company is a sole source supplier, the Company’s growth may be adversely impacted if customers seek to and succeed in developing alternative sources for the Company’s products. Continued growth in the demand for the Company’s products is uncertain as, among other reasons, its existing customers and potential customers may: (i) not achieve a return on their investment in its products; (ii) experience technical difficulty in utilizing its products; or (iii) use alternative solutions to achieve their security, intelligence or business objectives. In addition, as the Company’s business intelligence products are sold primarily to contact centers, slower than anticipated growth or a contraction in the number of contact centers will have a material adverse effect on the Company’s ability to maintain its growth.

The markets for the Company’s products are characterized by rapidly changing technology and evolving industry standards. The introduction of products embodying new technology and the emergence of new industry standards can render the Company’s existing products obsolete and unmarketable and can exert price pressures on existing products. It is critical to the Company’s success for it to be able to anticipate changes in technology or in industry standards and to successfully develop and introduce new, enhanced and competitive products on a timely basis. The Company cannot be assured that it will successfully develop new products or introduce new applications for existing products, that new products and applications -- such as the Company’s content analytic software — will achieve market acceptance or that the introduction of new products or technological developments by its competitors will not render its products obsolete. The Company’s inability to develop products that are competitive in technology and price and meet customer needs could have a material adverse effect on its business, financial condition and results of operations.

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

To the extent that the Company continues to be profitable in certain tax jurisdictions, it will continue to use net operating loss carry forwards in these jurisdictions. When the Company ceases to have net operating loss carry forwards available to it in a tax jurisdiction, the Company’s effective tax rate would increase in that jurisdiction. In particular, the Company expects to significantly reduce its net operating loss carry forwards in the United States by the end of fiscal 2004, which may significantly increase the Company’s effective tax rate.

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

On September 2, 2004, the Company acquired RP Security. If the Company is unable to successfully integrate RP Security with its business, it may be unable to realize the anticipated benefits of this acquisition. The Company may experience technical difficulties that could delay the integration of RP Security’s products into the Company’s solutions, resulting in business disruptions.

On March 31, 2004, the Company completed its $35 million acquisition of certain assets and liabilities of ECtel comprising its communications interception business. This business posted significant losses for fiscal 2003, as well as significant reduction in revenues from fiscal 2002 to fiscal 2003. In addition, the integration of this business into the Company’s business will require a significant amount of management time and attention. Further, the revenues from this business are concentrated in a few customers. Additionally, this business has technologies and products which will have to be integrated with the Company’s product offerings.

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

The Company’s subsidiary, Verint Technology Inc. (“Verint Technology”), which markets, sells and supports its communications interception solutions to various U.S. government agencies, is required by the National Industrial Security Program to maintain facility security clearances and to be insulated from foreign ownership, control or influence. To comply with the National Industrial Security Program requirements, in January 1999 the Company, Verint Technology, Comverse Technology and the Department of Defense entered into a proxy agreement with respect to the ownership and operations of Verint Technology, which agreement was superceded in May 2001 to comply with the Department of Defense’s most recent requirements. Under the proxy agreement, the Company, among other things, appointed three individuals who are U.S. citizens holding the requisite security clearances as holders of proxies to vote the Verint Technology stock. The proxy holders have the power to exercise all prerogatives of ownership of Verint Technology. These three individuals are responsible for the oversight of Verint Technology’s security arrangements.

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

As the communications industry continues to evolve, governments may increasingly regulate products that monitor and record voice, video and data transmissions over public communications networks, such as the solutions that the Company offers. For example, products which the Company sells in the United States to law enforcement agencies and which interface with a variety of wireline, wireless and Internet protocol networks, must comply with the technical standards established by the Federal Communications Commission pursuant to the Communications Assistance for Law Enforcement Act and products that it sells in Europe must comply with the technical standards established by the European Telecommunications Standard Institute. The adoption of new laws or regulations governing the use of the Company’s products or changes made to existing laws or regulations could cause a decline in the use of its products and could result in increased expenses for the Company, particularly if it is required to modify or redesign its products to accommodate these new or changing laws or regulations.

The Company is required to obtain export licenses from the U.S., Israeli and German governments to export some of the products that it develops or manufactures in these countries. The Company cannot be assured that it will be successful in obtaining or maintaining the licenses and other authorizations required to export its products from applicable governmental authorities. The Company’s failure to receive or maintain any required export license or authorization would hinder its ability to sell its products and could materially and adversely affect its business, financial condition and results of operations.

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

The Company’s products involve sophisticated hardware and software technology that performs critical functions to highly demanding standards. The Company cannot be assured that current or future products will not develop operational problems, which could have a material adverse effect on it. The Company offers complex products that may contain undetected defects or errors, particularly when first introduced or as new versions are released. The Company may not discover such defects or errors or other operational problems until after a product has been released and used by the customer. Significant costs may be incurred to correct undetected defects, errors or problems could result in future lost sales. In addition, defects or errors in the Company’s products may result in product liability claims or questions regarding the integrity of the products, which could cause adverse publicity and impair their market acceptance.

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

Although the Company generally uses standard parts and components in its products, it does use some non-standard parts and equipment. The Company relies on non-affiliated suppliers for the supply of certain standard and non-standard components and on manufacturers of assemblies that are incorporated in all of its products. The Company does not have long term supply or manufacturing agreements with all of these suppliers and manufacturers. If these suppliers or manufacturers (a) experience financial, operational, manufacturing capacity or quality assurance difficulties, or cease production and sale of such products at the end of their life cycle; or (b) if there is any other disruption in its relationships with these suppliers or manufacturers, the Company will be required to locate alternative sources of supply. The Company’s inability to obtain sufficient quantities of these components, if and as required in the future, entails the following risks: (i) delays in delivery or shortages in components could interrupt and delay manufacturing and result in cancellations of orders for its products; (ii) alternative suppliers could increase component prices significantly and with immediate effect; (iii) it may not be able to develop alternative sources for product components; (iv) it may be required to modify its products, which may cause delays in product shipments, increased manufacturing costs and increased product prices; and (v) it may be required to hold more inventory than it otherwise might in order to avoid problems from shortages or discontinuance, which may result in write-offs if the Company is unable to use all such products in the future.

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

The Company’s recent growth has strained its managerial and operational resources. The Company’s continued growth may further strain its resources, which could hurt its business and results of operations. There can be no assurance that the Company’s managers will be able to manage growth effectively. To manage future growth, the Company’s management must continue to improve the Company’s operational and financial systems, procedures and controls and expand, train, retain and manage its employee base. If the Company’s systems, procedures and controls are inadequate to support its operations, the Company’s expansion could slow or come to a halt, and it could lose its opportunity to gain significant market share. Any inability to manage growth effectively could materially harm the Company’s business, results of operations and financial condition.

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

In addition, since a portion of the Company’s sales are made in foreign currencies, primarily the British pound and the Euro, fluctuation in the value of these currencies relative to the U.S. dollar could decrease its revenues and materially and adversely affect its results of operations. In addition, the Company’s costs of operations have at times been negatively affected by changes in the cost of its operations in Israel, Germany and Canada, resulting from changes in the value of the relevant local currency relative to the U.S. dollar.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. While Israel has signed peace accords with both Egypt and Jordan, since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip, and most recently Israel has experienced terrorist incidents within its borders. During this period, negotiations between Israel and representatives of the Palestinian Authority have been sporadic and have failed to result in peace. The recent death of former President of the Palestinian Authority, Yassar Arafat, and the resultant political uncertainty raises concerns regarding the ability of the Palestinian Authority to maintain order in the Palestinian areas. Civil unrest in these areas could significantly increase violence between Palestinians and Israelis. The Company could be materially and adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be materially and adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violence in Israel or the outbreak of violent conflicts involving Israel may impede the Company’s ability to sell its products and may otherwise materially and adversely affect it. In addition, many of the Company’s Israeli employees are required to perform annual compulsory military reserve duty in Israel and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have a material adverse effect on the Company’s operations.

The Company receives conditional grants from the Government of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or the OCS, for the financing of a portion of its research and development expenditures in Israel. The terms of these conditional grants limit the Company’s ability to manufacture products, and prohibit it from transferring technologies, outside of Israel if such products or technologies were developed using these grants. Even if the Company receives approval to manufacture products developed using these conditional grants outside of Israel, it may be required to pay a significantly increased amount of royalties on an accelerated basis to the Government of Israel, depending on the manufacturing volume that is performed outside of Israel. This restriction may impair the Company’s ability to outsource manufacturing or engage in similar arrangements for those products or technologies. In addition, if the Company fails to comply with any of the conditions imposed by the OCS, it may be required to refund any grants previously received together with interest and penalties, and it may be subject to criminal charges. Further, from time to time the Government of Israel may audit the sales of products incorporating technology partially funded through OCS programs which, while not increasing the aggregate amount of royalties that may be due from the Company, may cause the Company to have to pay royalties on additional products, effectively accelerating the pace at which it pays royalties to the Government of Israel in repayment of the benefits received under such programs. In recent years, the Government of Israel has accelerated the rate of repayment of OCS grants and may further accelerate them in the future. The Company currently pays royalties of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel in consideration of benefits received under this program. Such royalty payments by the Company are currently required to be made until the government has been reimbursed the amounts received by it, linked to the U.S. dollar, plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amounts at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained. As of October 31, 2004, the Company has received approximately $55.1 million in cumulative grants and has recorded approximately $25.3 million in cumulative royalties to the OCS. Further, the Government of Israel has reduced the benefits available under these programs in recent years and these programs may be discontinued or curtailed in the future. In addition, the Company expects that OCS grants as a percentage of its consolidated research and development expenses will decrease in future periods due to an expected increase in the portion of research and development activities that will not be reimbursed by the OCS and an expected increase in research and development activities outside of Israel. The continued reduction in these benefits or the termination of the Company’s eligibility to receive these benefits may materially and adversely affect the Company’s business, financial condition and results of operations.

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

ITEM 4. Controls and Procedures.

1. The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 31, 2004. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2004.

2. There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended October 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 2, 2004, the Company acquired all of the issued and outstanding shares of RP Security. The purchase price consisted of approximately $9,028,000 million in cash, 90,144 shares of the Company’s common stock issued by the Company to certain former shareholders of RP Security, and an earn-out over three years (see Note 9 for additional details). The shares of common stock of the Company issued by the Company in connection with this acquisition did not involve any public offering and were issued pursuant to the exemption from registration in Section 4(2) of the Securities Act.

ITEM 6. Exhibits.

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

VERINT SYSTEMS INC.

Dated: December 7, 2004	By:	/s/ Dan Bodner —————————————————— Dan Bodner President and Chief Executive Officer Principal Executive Officer

Dated: December 7, 2004	By:	/s/ Igal Nissim —————————————————— Igal Nissim Vice President and Chief Financial Officer Principal Financial Officer