Form 10-K
period 2005-01-31
VERINT SYSTEMS INC
filed 2005-04-18
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Year ended January 31, 2005

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

Yes:   ☒     No:   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Act).

Yes:   ☒     No:  ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the closing price for the Common Stock on the NASDAQ National Market on the last business day of the registrant’s most recently completed fiscal second quarter (July 31, 2004) was approximately $382,720,000.

There were 31,682,552 shares of the registrant’s Common Stock outstanding on April 8, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report, which Proxy Statement is to be filed within 120 days after the end of the registrant’s fiscal year ended January 31, 2005.

Verint®, Powering Actionable Intelligence®, LORONIX®, Intelligent Recording®, OpenStorage Portal®, cctvware®, SmartSight®, vCRM® and Building the Customer Intelligent Enterprise® are registered trademarks, and Actionable Intelligence, NEXTIVA, RELIANT, STAR-GATE, ULTRA, VANTAGE, Universal Database, Verint Systems and Verint’s logos are trademarks, of Verint Systems Inc.

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important risks, uncertainties and other important factors that could cause actual results to differ materially include, among others: changes in the demand for Verint’s products; lengthy and variable sales cycles create difficulty in forecasting the timing of revenue; aggressive competition in all of Verint’s markets, which creates pricing pressure; dependence on government contracts; expected increase in Verint’s effective tax rate; challenges in increasing gross margins; decline in information technology spending; introducing quality products on a timely basis that satisfy customer requirements and achieve market acceptance; risks associated with integrating the assets and business acquired from ECtel Ltd. (“ECtel”) and RP Sicherheissysteme GMBH (“RP Security”); risks that Verint’s intellectual property rights may not be adequate to protect its business or that others may claim that Verint infringes upon their intellectual property rights; perception that Verint improperly handles sensitive or confidential information; inability to maintain relationships with value added resellers and systems integrators; difficulty of improving Verint’s infrastructure in order to be able to continue to grow; risks associated with Verint’s ability to retain existing personnel and recruit and retain qualified personnel in all geographies in which Verint operates; risks associated with changes in the competitive or regulatory environment in which Verint operates; risks associated with significant foreign operations, including fluctuations in foreign currency exchange rates; risks associated with Comverse Technology, Inc. controlling Verint’s business and affairs; and other risks described in filings with the Securities and Exchange Commission. These risks and uncertainties, as well as other factors, are discussed in greater detail at the end of Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K. Verint makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

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

Verint was incorporated in Delaware on February 23, 1994 as “Interactive Information Systems Corporation.” On January 30, 1996, the Company changed its name to “Comverse Information Systems Corporation.” Effective January 31, 1999, Comverse Infomedia Systems Corp. merged with and into Comverse Information Systems Corporation, and changed the name of the Company to “Comverse Infosys, Inc.” On February 1, 2002, the Company changed its name to “Verint Systems Inc.” Verint’s initial public offering closed on May 16, 2002. Upon the initial public offering, Comverse Technology, Inc. (“Comverse Technology”) owned 79.5% of Verint’s Common Stock. As of January 31, 2005, approximately 59% of Verint’s common stock was owned by Comverse Technology. Verint’s principal executive offices are located at 330 South Service Road, Melville, New York 11747 and its telephone number at that address is (631) 962-9600. Verint has over 1,000 customers in over 50 countries, and has operations in 15 countries.

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

•	Collection of raw multimedia information is achieved through an interface with wireline and wireless communications networks, business communications infrastructures, closed circuit television, or CCTV cameras, as well as cameras with direct connection to IP networks.

•	Retention consists of storage of the collected multimedia information. Collected information can be processed concurrently with its storage. Data can be stored on existing storage facilities including storage area networks (SANs).

•	Analysis of stored information is performed through various voice, video and data mining techniques, as well as correlation with structured data. These analytical tools convert raw multimedia information into organized, useful data.

•	Decision criteria are established by users to filter and prioritize processed data. By applying decision criteria, the processed data becomes actionable intelligence.

•	Distribution of actionable intelligence to the appropriate decision makers is the last component of the multimedia analytic solution. Through automatic alerts, the decision makers are notified of actionable intelligence in a timely manner.

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

Telecommunications carriers in certain countries are mandated by government regulation to ensure that their telecommunications networks satisfy certain technical requirements for channeling intercepted communications to law enforcement and government authorities. For example, in the United States, standards have been established under the Communications Assistance for Law Enforcement Act, or CALEA, and in Europe, similar standards have been adopted by the European Telecommunications Standards Institute, or ETSI. The purpose of CALEA and ETSI standards is to ensure that telecommunications carriers are able to fulfill the technical requirements of channeling intercepted transmissions to law enforcement agencies. Telecommunications carriers seeking to comply with CALEA and ETSI standards and communications equipment vendors seeking to provide compliant products have driven the demand for CALEA and ETSI compliant solutions.

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

Implementing video business intelligence applications can offer valuable information and process improvements to businesses in many vertical markets. Some of the applications for video business intelligence include the counting, categorizing, point-of-sale reporting, monitoring and assessment of customer and personnel activities. For example, in the retail market, condensing and reviewing in-store activities, businesses can analyze and adjust staffing and product placement based on observed activities. Likewise, comparisons can also be made of similar activities among several stores. Utilizing these business intelligence applications can improve customer service, enhance customer and employee safety, increase product sales and improve the efficiency of business operations.

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

Verint’s solutions provide its customers with the following key benefits:

•	Robust functionality with advanced features. Verint’s solutions address the needs of its customers by providing a wide range of functions. In addition, the Company has developed a number of applications that enhance the functionality of its base product offerings. For example, Verint’s communications interception products feature a cell-phone tracking program that can identify the location of a wireless caller.

•	End-to-end or component systems. Verint’s products are designed to deliver complete solutions for collection, retention and analysis of voice, fax, video, email, Internet and data transmissions from voice, video and IP networks. Verint can also provide portions of its solutions for customers who do not require an end-to-end system.

•	Intuitive user interface. Verint’s products utilize standard user interfaces, such as web-browser and email software, which allow customers to operate Verint’s software in a familiar and easy to use framework.

•	Scalable networked solution with centralized control. Verint’s solutions are network enabled, so that customers can access recorded information from any secure network connection. By allowing for centralized monitoring, the Company believes that its solutions enable customers to more efficiently manage their security and business information located at dispersed sites. Verint’s products can also be scaled to support thousands of inputs, both locally and across a customer networked site.

•	Open, extendable platform. Verint’s software runs on standard platforms and integrates with standard storage, compression and database technologies.

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

•	Global support and service. The Company has global presence with systems installed in more than 50 countries around the world and a service infrastructure designed to quickly and efficiently meet customer needs.

•	Expertise in national and international standards and laws. Verint’s products are designed to comply with intricate local, national and international standards regarding the lawful interception of communications.

Communications Interception Solutions

The following table summarizes Verint’s communications interception solutions:

Product Line	Market Served	Type of Customer	Purpose/Description	Location of Product
STAR-GATE	Security	• Communications service providers • Internet service providers • Switch manufacturers	Access, delivery and administrative functions of communications interception	Embedded in circuit or packet-based switch infrastructure

RELIANT and VANTAGE	Security	• Law enforcement agencies • Intelligence agencies	Collection, delivery, storage, and analysis of intercepted communications	Law enforcement or intelligence agency monitoring center

STAR-GATE

Verint’s STAR-GATE product line enables communications service providers, Internet service providers, and communications equipment manufacturers to overcome the complexities posed by global digital communications and comply with governmental requirements. STAR-GATE enables communications service providers in receipt of proper legal authorization to intercept simultaneous communications over a variety of wireline, wireless and IP networks for delivery to law enforcement and other government agencies. STAR-GATE’s flexibility supports multi-network, multi-vendor switch environments for a common interface across communications networks and supports switches from communications equipment manufacturers, such as Alcatel, Ericsson, Lucent, Nokia, Nortel and Siemens. STAR-GATE also supports interfaces to packet data networks, such as the Internet and Voice over Internet Protocol (“VoIP”), as well as general packet radio services.

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

STAR-GATE is designed to be compliant with CALEA and ETSI standards for both circuit switched and IP networks.

RELIANT AND VANTAGE

Verint’s RELIANT and VANTAGE product lines provide intelligent recording and analysis solutions for communications interception activities for law enforcement organizations and intelligence agencies.

The RELIANT and VANTAGE solutions are comprised of a system administration workstation, an operator workstation, and collection and storage databases and servers. RELIANT and VANTAGE each collect intercepted communications from multiple channels and store them for immediate access and further analysis. The system enables the review of intercepted voice, fax and data transmissions in their original forms through an easy to use interface and analytics to generate actionable intelligence from the large amounts of information that can be collected.

RELIANT is used by law enforcement agencies, ranging from local police agencies to national law enforcement agencies, because RELIANT is designed to comply with communications interception legal regulations and to generate evidence from intercepted communications that is admissible in a court of law. VANTAGE is designed for passive monitoring and is used by law enforcement and intelligence agencies to generate intelligence to detect and neutralize threats and strengthen national security.

Networked Video Solutions

The following table summarizes Verint’s networked video solutions:

Product Line	Market Served	Type of Customer	Purpose/Description	Location of Product
Nextiva	Security	• Government agencies • Public agencies • Transportation agencies • Corporations	Intelligent recording and analysis of networked video to enhance enterprise security	Enterprise solution with video management and analytical components at the edge and core of customer’s wide area networks

	Business intelligence	• Large retail organizations and enterprises	Analysis of networked video to improve business processes and performance	Enterprise solution with video management and analytical components at the edge and core of customer’s wide area networks

Verint Networked Video Solutions enable government and commercial organizations to enhance the security of their facilities and infrastructure and improve the performance of their operations by networking video across multiple locations and applying advanced content analytics to extract actionable intelligence from live and stored video. By alerting security personnel to potential security threats, Verint Networked Video Solutions are designed to help organizations prevent security breaches, improve response time and enhance operational efficiency.

In addition, Verint Networked Video Solutions enable enterprise customers to monitor and improve their operations through the analysis of live and recorded digital video. Verint’s networked business intelligence video solution also contains software focused on maximizing operational effectiveness through video analysis.

The Company’s Networked Video Solutions are now offered as Nextiva, the newest release of the Company’s Networked Video Solutions. Nextiva is an integrated platform and suite of software applications built on a standards-based, open architecture for scalability, rapid deployment, and ease of use in IP network environments. Nextiva captures video, audio and data from a wide variety of devices transmitted over wireline and wireless networks. Nextiva’s rules-based engine and analytics are designed to enable effective follow-up action by rapidly distributing video, data, alarms and events to the appropriate security and operational personnel.

The Nextiva solution includes five integrated software applications:

•	Nextiva IntelliFlow is a rules-based engine with analytics that provides automatic event notification, video distribution, and process activation in response to events and behaviors.

•	Nextiva IntelliStream automatically distributes live and recorded video to video walls, PDA and computers across dispersed user locations in a bandwidth efficient manner.

•	Nextiva Review enables flexible live and recorded video viewing from a thick client or Web browser interface, with priority icons that make alarms and associated video accessible with a single click.

•	Nextiva Case Management turns on demand video and audio into a searchable database to facilitate effective case management, enabling information to be securely shared among authorized personnel.

•	Nextiva HealthCheck provides automated health monitoring and diagnostics to enable a proactive maintenance approach for maximum system availability and reduced service costs.

The Company’s Nextiva offering can be provided as a complete end-to-end solution, or can be provided as subsystems and components depending on the customer’s requirements.

Contact Center Actionable Intelligence Solutions

The following table summarizes Verint’s contact center business intelligence solutions:

Product Line	Market Served	Type of Customer	Purpose/Description	Location of Product
ULTRA	Business Intelligence	• Internal contact centers of large organizations and enterprises, including utilities and financial institutions • Outsourced contact centers	Recording and analysis of customer interactions with contact centers agents	Collects and analyzes data from contact centers and delivers actionable intelligence to decision makers throughout an enterprise

ULTRA records and analyzes customer interactions to provide enterprises with business intelligence about their customers and help monitor and improve the performance of their contact centers. ULTRA’s intelligent recording platform uses an innovative architecture that leverages voice and data processing technologies to offer customers multiple methods of recording contact center interactions while providing a flexible framework for expansions and changes in technologies.

ULTRA and its Analytics suite drives total quality by enabling organizations of all sizes to cost effectively capture all customer interactions and extract actionable intelligence from telephone, VoIP, email, chat or agent assisted co-browsing contacts. Easy access to all customer data through ULTRA’s web-based desktop portal enables enterprises to use what they learn from customer contacts to optimize their processes, increase productivity, comply with risk management requirements and improve service to their customers.

ULTRA offers two sophisticated analytical tools, IntelliMiner and IntelliFind, which transform customer interactions into actionable intelligence. These advanced analytical solutions power true enterprise quality by enabling decision makers to extract intelligence from large amounts of data collected from the universe of customer contacts and use it to optimize performance and enhance profitability.

Sales and Marketing

The Company sells its products primarily through a combination of its direct sales force and channels, including agents, distributors, value added resellers and systems integrators. As of January 31, 2005, the Company had several sales offices in the United States and offices in Australia, Canada, France, Germany, Hong Kong, India, Israel, Japan, the Netherlands, Singapore and the United Kingdom. Verint’s direct sales force consists of account executives, solutions consultants, and regional sales directors who possess industry-specific experience.

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

Verint’s direct sales cycle typically begins with its initiation of a sales lead or the receipt of a request for information from a prospective customer. The sales lead, or request for information, is followed by an assessment of the customer’s requirements, a formal proposal, presentations and product demonstrations, site visits to an existing customer that utilizes Verint’s products and contract negotiation and signing. The sales cycle can vary substantially from customer to customer but typically lasts six months to one year.

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

These organizations typically implement Verint’s solutions in stages, with implementation in one or more sites and then gradually expanding to a full enterprise, networked-based solution. None of Verint’s customers, including systems integrators and value added resellers, individually accounted for more than 10% of its revenues in the year ended January 31, 2005 (“fiscal 2004”). In fiscal 2004, Verint derived approximately 55%, 33% and 12% of its revenues from sales to end users in the Americas, Europe and the Middle East (“EMEA”) and the Asia Pacific Region (“APAC”), respectively.

The Company derived approximately 35%, 29% and 22% of its revenues in the years ended January 31, 2003, 2004 and 2005 (“fiscal 2002, 2003 and 2004”), respectively, from contracts with various local, regional and national governments (including transportation authorities) worldwide, either directly or through channels. Previously, the Company did not include revenue generated from transportation authorities in the calculation of government revenue. However, since transportation authorities are government agencies (though, sometimes self-funded, as in the case of certain port authorities), the Company has determined it is appropriate to include revenues generated from these transportation authorities in its government revenue information. These percentages exclude sales to certain entities buying the Company’s products as a result of specific government mandates, such as telecommunications service providers complying with communications interception requirements. Verint’s business generated from such government contracts may be adversely affected for various reasons including if levels of government expenditures and authorizations for law enforcement and security related programs decrease, remain constant or shift to programs in areas where it does not provide products and services or if changes in government procurement procedures preclude the Company from participating in such government procurement processes. See “Certain Trends and Uncertainties.”

Verint’s customers include Charter One Bank, CIBC, The Home Depot, HSBC, Internal Revenue Service, London Underground, SBC, Target, the U.S. Capitol and U.S. Department of Defense. These are examples of the Company’s customers, though not necessarily representative, because the Company is often restricted from disclosing the names of its customers for security reasons, particularly its communications interception customers.

Research and Development

The Company continues to enhance the features and performance of its existing products and introduce new solutions by extensive research and development activities primarily in its facilities in North America and in Israel. As of January 31, 2005, the Company had approximately 430 employees engaged in its research and development activities, of which approximately 24% were located in North America and 70% were located in Israel, with the balance in other of Verint’s locations. The Company believes that its future success depends on a number of factors, which include its ability to:

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

Verint’s research and development that occurs in Israel and Canada benefits from local governmental investment programs. The Government of Israel, through the Office of the Chief Scientist of the Ministry of Industry and Trade (“OCS”), encourages research and development projects which result in products for export. Verint’s gross research and development expenses were approximately $22.6 million for fiscal 2002, $27.2 million for fiscal 2003 and $36.0 million for fiscal 2004. In fiscal 2002, 2003 and 2004, the Company received from the Office of the Chief Scientist conditional grants totaling approximately $5.2 million, $3.8 million and $3.2 million, respectively, representing 23.1%, 13.8% and 8.8% of its total research and development expenditures in these periods. As of January 31, 2005, the Company has received approximately $55.9 million in cumulative grants and has recorded approximately $26.5 million in cumulative royalties to the OCS. The terms of these conditional grants limit the Company’s ability to manufacture products, or transfer technologies, outside of Israel if such products or technologies were developed using these grants. The Company also benefits from the Scientific Research and Experimental Development (SR&ED) program in Canada. The Company recorded approximately $0.2 million as reimbursement of research and development expenses from the SR&ED for each of the years ended January 31, 2004 and 2005. In addition, in fiscal 2004, the Company recorded other reimbursement of R&D expenses amounting to approximately $0.7 million.

Manufacturing and Suppliers

Verint’s manufacturing and assembly operations, which are performed in its U.S., Israeli, Canadian and German facilities, consist primarily of installing its software on externally purchased hardware components and final assembly and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies and systems. The Company relies on several unaffiliated subcontractors for the supply of specific proprietary components and assemblies that are incorporated in its products. Although the Company has experienced delays and shortages in the supply of proprietary components on occasion in the past, to date, it has been able to obtain adequate supplies of all components in a timely manner, when necessary, from alternative sources. See “Certain Trends and Uncertainties.”

The Company maintains organization-wide quality assurance procedures, coordinating the quality control activities of its research and development, manufacturing and service departments.

Intellectual Property Rights

The Company has accumulated a significant amount of proprietary know-how and expertise in developing analytic solutions for its security and surveillance and business intelligence products. The Company regularly reviews new areas of technology to determine whether they are patentable.

The Company licenses certain software, technology and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties under such licenses and other agreements. The Company believes that its rights under such licenses and other agreements are sufficient for the manufacturing and marketing of its products and, in the case of licenses, extend for periods at least equal to the estimated useful lives of the related technology and know-how.

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

Competition

The Company faces strong competition in the markets for its products, both in the United States and internationally. The Company expects competition to persist and intensify in the actionable intelligence market, primarily due to increased awareness of the value of actionable intelligence solutions. Verint’s primary competitors are suppliers of security and recording systems and software, and indirect competitors that supply certain components to systems integrators. In the business intelligence market, the Company faces competition from organizations emerging from the traditional call logging or video recording markets as well as software companies that develop and sell products that perform specific functions for these markets. Additionally, many of Verint’s competitors specialize in a subset of its portfolio of products and services. Primary competitors include, among others, Bosch, etalk, ETI, General Electric, Honeywell, JSI Telecom, March Networks, NICE Systems, Pelco, Raytheon, Siemens, SS8 Networks, Tyco, and Witness Systems. The Company believes it competes principally on the basis of:

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

Employees

As of January 31, 2005, the Company had approximately 1,200 employees. A majority of its employees are scientists, engineers or technicians engaged in research and development, sales and marketing, and operations. The Company considers its relationship with its employees to be good. Verint’s employees in the United States are not covered by any collective bargaining agreement. Verint’s employees outside the United States are entitled to severance and other benefits mandated under local laws. Approximately 41%, 40%, 16% and 3% of the Company’s employees are located in North America, Israel, Europe and APAC, respectively.

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

Proxy Agreement with the Department of Defense

One of Verint’s subsidiaries, Verint Technology Inc. (“Verint Technology”), is engaged in the development, marketing and sale of Verint’s communications interception solutions to various U.S. government agencies and telecommunications carriers. In order to conduct its business, Verint Technology is required to maintain facility security clearances under the National Industrial Security Program, or the NISP. The NISP requires companies maintaining facility security clearances to be insulated from foreign ownership, control or influence. In January 1999, the Company, Comverse Technology and the Department of Defense entered into a proxy agreement with respect to the ownership and operations of Verint Technology, which agreement was superseded in May 2001 to comply with the Department of Defense’s most recent requirements. The proxy agreement has been approved by the Defense Security Service, which has oversight responsibilities on behalf of the Department of Defense.

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

Under the proxy agreement, Verint Technology has also established a government security committee, which consists of the three proxy holders, each of whom has personal security clearances. As the government security committee, the three proxy holders oversee that Verint Technology maintains appropriate policies and procedures to safeguard classified information and sensitive but unclassified information, and that Verint Technology complies with the proxy agreement, as well as applicable laws and regulations. The government security committee is also in charge of the development and implementation of a technology control plan, which prescribes measures and establishes procedures to prevent unauthorized disclosure or export of controlled information by Verint Technology to the Company, any of its affiliates or others. In addition, the proxy agreement establishes procedures regarding meetings, visits and communications between Verint Technology, the Company and its other affiliates.

The Department of Defense receives an annual report from the proxy holders and periodically inspects Verint Technology’s operations and facilities to assess their compliance with the NISP and the proxy agreement.

Export Regulations

The Company is subject to export restrictions in Israel with respect to certain components of its RELIANT and VANTAGE products which are developed and manufactured in Israel. In order to export certain components of its RELIANT and VANTAGE products from Israel, the Company is required to obtain export licenses from the Israeli Ministry of Defense prior to marketing these products in foreign countries. The Company is also required to obtain an additional license prior to the completion of each sale. To date, the Company has been successful in obtaining necessary permits.

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

The Company may also be subject to U.S. export restrictions with respect to its communications interception solutions.

ITEM 2.	PROPERTIES.

The Company leases approximately 78,000 square feet of office space in the United States.

This includes approximately 32,000 square feet in Melville, New York, where the Company’s headquarters and some of its support and sales facilities are located. The lease for Verint’s Melville, New York facilities expires in June 2013. The Company leases additional office space for its facilities in Chantilly, Virginia; Denver, Colorado and Columbia, Maryland. The Company leases approximately 85,000 square feet of office and storage space for manufacturing, development, support and sales facilities in Tel Aviv, Israel. This lease expires in December 2005. On August 20, 2004, the Company entered into a lease agreement for the lease of approximately 125,000 square feet of office and storage space for manufacturing, development, support and sales facilities in Herzelia, Israel. Under the lease agreement, occupancy of the new building and rent payments are expected to commence in October 2005 for a period of ten years. Annual rent payments are expected to be approximately $2.3 million with annual adjustments linked to the U.S. Consumer Price Index, as well as automatic increases of 1.5% per year beginning in the third year of the lease term. The new lease agreement will replace the lease agreement for the Company’s existing building in Israel.

Additionally, the Company leases approximately 13,000 square feet of office space for sales, installation and support in the United Kingdom, approximately 11,000 square feet of office space for manufacturing, development, support and sales in Flensburg, Germany, and approximately 22,000 square feet of office space for manufacturing, development support and sales in Laval, Canada. The Company also leases small office facilities in Germany, France, Denmark, India and the Netherlands.

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

From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is currently a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business, financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock of Verint trades on the NASDAQ National Market under the symbol VRNT. The following table sets forth the range of closing prices of the Common Stock as reported on NASDAQ for the past two fiscal years:

Year	Fiscal Quarter		Low	High
2003	2/1/03 -	4/30/03	$14.39	$20.95
	5/1/03 -	7/31/03	$19.00	$26.25
	8/1/03 -	10/31/03	$19.14	$26.49
	11/1/03 -	1/31/04	$20.66	$25.30
2004	2/1/04 -	4/30/04	$24.60	$33.49
	5/1/04 -	7/31/04	$26.74	$34.74
	8/1/04 -	10/31/04	$28.60	$39.00
	11/1/04 -	1/31/05	$34.28	$42.01

There were 86 holders of record of Common Stock at April 8, 2005. Such record holders include a number of holders who are nominees for an undetermined number of beneficial owners. The Company believes that the number of beneficial owners of the shares of Common Stock outstanding at such date was approximately 8,800.

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

The following table presents selected consolidated financial data for the Company for the years ended January 31, 2001, 2002, 2003, 2004 and 2005. Such information has been derived from the Company’s audited consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements and related notes and the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended January 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Statement of Operations Data:
Sales	$141,677	$131,235	$157,775	$192,744	$249,824
Cost of sales	81,793	69,907	78,053	89,302	112,774

Gross profit	59,884	61,328	79,722	103,442	137,050
Research and development, net	14,249	15,184	17,357	23,233	31,961
Selling, general and administrative	48,162	45,923	52,314	63,020	83,070
Acquisition related expenses	3,510	—	—	—	1,481
In-process research and development	—	—	—	—	3,154
Workforce reduction, restructuring and impairment charges	1,528	2,754	—	—	—

Income (loss) from operations	(7,565)	(2,533)	10,051	17,189	17,384
Interest and other income (expense), net	(497)	(564)	2,266	2,670	3,618

Income (loss) before income taxes	(8,062)	(3,097)	12,317	19,859	21,002
Income tax provision	497	1,552	2,170	1,921	1,930

Net income (loss)	$(8,559)	$(4,649)	$10,147	$17,938	$19,072

Net income (loss) per share - basic	$(0.46)	$(0.25)	$0.46	$0.65	$0.62

Net income (loss) per share - diluted	$(0.46)	$(0.25)	$0.43	$0.61	$0.58

Weighted average shares:
Basic	18,704	18,767	22,165	27,690	30,894
Diluted	18,704	18,767	23,542	29,437	32,626

	As of January 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash and cash equivalents	$43,330	$49,860	$73,583	$77,516	$45,100
Short-term investments	—	—	60,350	151,197	195,314
Working capital	3,512	41,160	69,323	204,564	196,381
Total assets	117,554	116,726	207,050	328,706	398,978
Convertible note	—	—	2,200	2,200	—
Long-term bank loans, including current maturities	2,806	43,623	43,877	2,330	2,475
Stockholders’ equity	22,525	18,735	96,166	244,668	283,375

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of Verint’s financial condition and results of operations should be read in conjunction with its consolidated financial statements and the related notes thereto which appear elsewhere in this document.

Overview

Verint operates in one business segment – providing actionable intelligence solutions. The Company provides analytic software-based actionable intelligence solutions to the security and business intelligence markets. Verint’s solutions collect, retain, and analyze voice, fax, video, email, Internet and data transmissions from voice, video and IP networks for the purposes of generating actionable intelligence for decision makers to take more effective action. The Company’s initial public offering closed on May 16, 2002.

For the security market, Verint offers its communications interception solutions STAR-GATE, RELIANT and VANTAGE, as well as the Company’s suite of networked video security solutions, NEXTIVA. STAR-GATE enables communications service providers in receipt of proper legal authorization to intercept simultaneous communications over a variety of wireline, wireless and IP networks, for delivery to law enforcement and other government agencies, and is sold to communications service providers, Internet service providers and communications equipment manufacturers. RELIANT provides intelligent recording and analysis solutions for communications interception activities and is sold to law enforcement organizations and intelligence agencies. RELIANT equips agencies with an end-to-end solution for live monitoring of intercepted target communications and evidence collection management, regardless of the type of communication or network used. VANTAGE enables government agencies such as national security and intelligence agencies to intercept and analyze large amounts of voice and data communications based on a broad range of filtering criteria. Verint’s NEXTIVA networked video security solutions provide recording and analysis of video for security and surveillance applications to government agencies, public organizations and corporations. These solutions can provide live video streaming and camera control over local and wide area computer networks for use in airports, public buildings, financial institutions, retail stores, correctional facilities and corporate sites.

For the business intelligence market, Verint offers ULTRA as its contact center actionable intelligence solution, as well as its networked video business intelligence solutions. Verint’s ULTRA products are sold to contact centers within a variety of enterprises, including financial institutions, communications service providers and utilities. These solutions record customer interactions with contact centers to provide enterprises with business intelligence about their customers and help monitor and improve the performance of their contact centers. Verint’s NEXTIVA networked video business intelligence solutions enable enterprises to monitor and improve their operations through the analysis of live and recorded digital video. These solutions are sold primarily to commercial enterprises such as retail chains.

In fiscal 2004 and 2003, sales of the Company’s security solutions contributed approximately two thirds of its revenue, with the remaining one third contributed by sales of its business intelligence solutions. Revenues generated by sales of the Company’s security solutions increased approximately 35% in fiscal 2004 as compared to fiscal 2003 and approximately 31% in fiscal 2003 as compared to fiscal 2002. Revenues generated by sales of the Company’s business intelligence solutions increased approximately 26% in fiscal 2004 as compared to fiscal 2003 and increased approximately 8% in fiscal 2003 as compared to fiscal 2002. The Company’s actionable intelligence solutions are sometimes sold to customers who apply them for both security and business intelligence.

In these instances the Company uses its judgment to determine the portion of those revenues that should be allocated as sales in the security or business intelligence markets based on its understanding of the customer’s intended use of its solutions.

In addition, the Company derived approximately 35%, 29% and 22% of its revenues in fiscal 2002, 2003 and 2004, respectively, from contracts with various local, regional and national governments (including transportation authorities) worldwide, either directly or through channels. Previously, the Company did not include revenue generated from transportation authorities in the calculation of government revenue. However, since transportation authorities are government agencies (though, sometimes self-funded, as in the case of certain port authorities), the Company has determined it is appropriate to include revenues generated from these transportation authorities in its government revenue information. These percentages related to government sales exclude sales to certain entities buying the Company’s products as a result of specific government mandates, such as telecommunications service providers complying with communications interception requirements.

In fiscal years 2004 and 2003, approximately 49% of revenue was derived from direct sales by the Company. In fiscal year 2004, Verint derived approximately 55%, 33% and 12% of its revenues from sales to end users in the Americas, EMEA and APAC, respectively, compared with approximately 55%, 32% and 13% for fiscal year 2003. Further, in fiscal year 2004, approximately 79% of the Company’s revenues were derived from sales of products, while the remaining 21% were derived from service and maintenance, as compared to approximately 80% and 20% in fiscal year 2003.

The Company believes that there are many elements to its strategy, including:

•	Understanding customer requirements and anticipating customer needs as a basis to improve its existing technology and to introduce new analytic capabilities in its software solutions

•	Utilizing and enhancing strategic alliances, such as with systems integrators and software resellers, to enhance its products and increase its customer base

•	Using its existing technologies in new markets and new applications

•	Pursuing strategic acquisitions to extend the analytic capabilities of its solutions, expand its geographic presence or expand its customer base

The Company believes that many factors affect its continued ability to maintain and to increase revenues and profitability, including:

•	Recognition of the value of actionable intelligence solutions by customers in the security and business intelligence markets, and demand for those solutions

•	Verint’s ability to continue to introduce new, high-quality products and technologies in a timely and cost-effective manner

•	Continued aggressive competition in the security and business intelligence markets could cause the Company to have to reduce the prices of its products and services to remain competitive

•	Continuing to increase software in its offerings to customers in order to increase gross margins

•	The Company’s continued ability to sell its solutions to governments and large customers, and expand its relationships with system integrators and resellers

•	Take steps to mitigate the effect of having significantly utilized its net operating loss carry forwards in the U.S., which is expected to significantly increase the Company’s effective tax rate

•	Improve its infrastructure, and continue to attract and retain qualified personnel

•	Other factors discussed in “Certain Trends and Uncertainties”

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

Revenue Recognition. Revenue is generally recognized at the time of shipment for sales of systems which do not require significant customization and collection of the resulting receivable is deemed probable by the Company.

The Company’s systems are generally bundled hardware and software that is shipped together. Amounts received from customers pursuant to the terms specified in contracts but for which revenue has not been recognized are recorded as advance payments from customers. The Company generally has no obligations to customers after the date products are shipped, except for product warranties. The Company generally warranties its products for one year after sale. A provision for estimated warranty costs is recorded at the time of sale.

Customers may also purchase separate maintenance contracts, which generally consist of bug-fixing and telephone access to Company technical personnel, but in certain circumstances may also include the right to receive certain product updates, upgrades and enhancements. Revenue from these maintenance contracts is recognized ratably over the contract period. Customers may also place a single order to purchase both the Company’s products, as well as maintenance contracts for these products. In such instances, the Company uses vendor-specific objective evidence to determine the fair value of the maintenance portion of the purchase, which is recognized ratably over the maintenance period. Amounts received from customers in excess of revenues earned under maintenance contracts are recorded as advance payments from customers.

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

Expense Recognition. Verint’s cost of sales includes costs of materials, subcontractor costs, royalties and license fees, salary and related benefits for the operations and service departments, depreciation and amortization of equipment used in the operations and service departments, amortization of capitalized software development costs, travel costs, and an overhead allocation. Research and development costs include salary and related benefits, subcontracting costs, travel, depreciation and amortization of research and development equipment, an overhead allocation, and other costs associated with research and development activities, and is stated net of amounts reimbursed primarily by government programs. Selling, general and administrative costs include salary and related benefits, travel, depreciation and amortization, sales commissions, marketing and promotional materials, recruiting expenses, professional fees, facility costs, and other costs associated with sales, marketing, finance, human resources and administrative departments.

Software Development Costs. Software development costs are capitalized upon the establishment of technological feasibility and are amortized on a straight-line basis over the estimated useful life of the software, which is generally four years or less. Amortization begins in the period in which the related product is available for general release to customers.

The Company reviews capitalized software development costs for impairment at the end of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when the estimated net realizable value of the software is less than its carrying amount. The net realizable value is the estimated future gross revenue from the software reduced by the estimated future costs of completing and supporting the software.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of sales:

	Years Ended January 31,
	2003	2004	2005
Sales:
Product revenues	82.6%	79.5%	79.0%
Service revenues	17.4	20.5	21.0

Total sales	100.0	100.0	100.0

Cost of sales:
Product costs	35.8	32.7	31.3
Service costs	13.7	13.6	13.8

Total cost of sales	49.5	46.3	45.1

Gross profit	50.5	53.7	54.9
Research and development, net	11.0	12.1	12.8
Selling, general and administrative	33.1	32.7	33.3
In-process research and development	—	—	1.3
Acquisition related write-downs	—	—	0.6

Income from operations	6.4	8.9	7.0
Interest and other income, net	1.4	1.4	1.4

Income before income taxes	7.8	10.3	8.4
Income tax provision	1.4	1.0	0.8

Net income	6.4%	9.3%	7.6%

Year Ended January 31, 2005 Compared to Year Ended January 31, 2004

Sales. Sales for the year ended January 31, 2005, or fiscal 2004, increased by approximately $57.1 million, or 30%, compared to the year ended January 31, 2004, or fiscal 2003. This increase reflected an increase in both sales of products of approximately $44.0 million and service revenue of approximately $13.0 million. This increase was principally due to an increase in sales volume in the Americas of approximately $33.1 million, and in EMEA of approximately $19.8 million.

The Company sells its products in multiple configurations and the price of any particular product varies depending on the configuration of the product sold. Due to the variety of customized configurations for each product that the Company sells, it is unable to quantify the effects of a change in the price of any particular product and/or a change in the number of products sold on its revenues. Sales to international customers represented approximately 49% of sales for fiscal 2004 as compared to approximately 48% of sales for fiscal 2003.

Cost of Sales. Cost of sales consists primarily of material and overhead costs, operations and service personnel costs, amortization of capitalized software and royalties. Cost of sales for fiscal 2004 increased by approximately $23.5 million, or 26%, compared to fiscal 2003. This increase was attributable to an increase in materials and overhead costs of approximately $14.6 million, an increase in personnel related costs of approximately $4.9 million, mainly due to increased service headcount and increased personnel compensation, and an increase in other service and operation costs of approximately $4.0 million, mainly due to increased royalties, amortization and travel expenses. Gross margin increased to 54.9% in fiscal 2004 from 53.7% in fiscal 2003.

Research and Development Expenses, net. Research and development (“R&D”) expenses consist primarily of personnel and subcontracting expenses and allocated overhead, net of certain software development costs that are capitalized as well as reimbursement under government programs. Software development costs are capitalized upon the establishment of technological feasibility and until related products are available for general release to customers. Research and development expenses, net, for fiscal 2004 increased by approximately $8.7 million, or 38%, compared to fiscal 2003. The net increase was attributable to an increase in personnel related costs and subcontractors’ work amounting to approximately $7.3 million, an increase in depreciation and amortization expenses of approximately $0.8 million and an increase of approximately $0.6 million in other expenses. Capitalization of software development costs amounted to approximately $4.2 million and approximately $4.6 million in fiscal 2004 and 2003, respectively. Reimbursement under government and other programs amounted to approximately $4.1 million and approximately $4.0 million in fiscal 2004 and 2003, respectively. Historically, the Company has received more reimbursement under government programs for R&D expenses in a given fiscal year than it has had to pay to the appropriate government agency in royalties during that fiscal year. In fiscal 2004 and in future fiscal years, the Company paid or may have to pay more in royalties to these government agencies than it receives in reimbursement from these government agencies for R&D expenses in a given fiscal year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of personnel costs and related expenses, sales and marketing expenses, including travel and agent commission, and other administrative expenses. Selling, general and administrative expenses, for fiscal 2004 increased by approximately $20.1 million, or 32%, compared to fiscal 2003.

This increase was attributable to an increase in compensation and benefits for existing personnel and increase in headcount to support the increased level of sales in fiscal 2004 totaling approximately $11.7 million, an increase in agent commissions of approximately $1.0 million, an increase in travel expenses of approximately $1.3 million, an increase in depreciation and amortization expenses of approximately $1.4 million, an increase in rent and utilities expenses of approximately $0.9 million and an increase in other expenses of approximately $3.8 million. Selling, general and administrative expenses as a percentage of sales increased to 33.3% for fiscal 2004 from 32.7% for fiscal 2003.

In-Process Research and Development. During fiscal 2004, purchased in-process research and development of approximately $3.2 million, resulting from the purchase of ECtel’s government surveillance business, was charged to expense in the first quarter of fiscal 2004.

Acquisition Related Write-Downs. As a result of the acquisition of ECtel’s government surveillance business, the Company had certain capitalized software development costs that became impaired due to the existence of duplicative technology and, accordingly, were written-down to their net realizable value at the date of acquisition. Such impairment charge amounted to approximately $1.5 million, and was recorded in the first quarter of fiscal 2004.

Interest and Other Income, net. Net interest and other income for fiscal 2004 increased by approximately $0.9 million as compared to fiscal 2003. The increase was attributable to an increase in interest income of approximately $1.6 million due to an increase in interest rates and an increase in interest bearing short-term investments, a decrease in interest expense of approximately $0.3 million due to repayment of loans, and a decrease in other expenses of approximately $0.1 million. These changes were partially offset by a decrease in the Company’s share in the profit of an affiliate of approximately $0.4 million and a decrease in currency exchange gains of approximately $0.7 million resulting mainly from fluctuations in the exchange rates of the U.S. dollar against the European and Israeli currencies.

Income Tax Provision. Income tax provision of approximately $1.9 million was recorded in each of fiscal 2004 and fiscal 2003. The effective tax rate for fiscal 2004 was 9.2% as compared to 9.7% in fiscal 2003, reflecting the use of net operating loss carry-forwards in certain tax jurisdictions as well as the tax benefits associated with qualified activities of the Company’s Israeli subsidiary, which is entitled to favorable income tax rates under a program of the Israeli Government for “Approved Enterprise” investments in that country. To the extent that the Company continues to be profitable in certain tax jurisdictions, it will continue to use available net operating loss carry forwards in these jurisdictions. When the Company ceases to have net operating loss carry forwards available to it in a tax jurisdiction, the Company’s effective tax rate would increase in that jurisdiction. The Company’s effective tax rate is expected to increase substantially in 2005 which could have a material and adverse effect on the Company’s results of operations.

Net Income. Net income increased by approximately $1.1 million for fiscal 2004 compared to fiscal 2003. Net income as a percentage of sales decreased to 7.6% for fiscal 2004 compared to 9.3% in fiscal 2003. This decrease was attributable to the factors described above.

Year Ended January 31, 2004 Compared to Year Ended January 31, 2003

Sales. Sales for the year ended January 31, 2004, or fiscal 2003, increased by approximately $35.0 million, or 22%, compared to the year ended January 31, 2003, or fiscal 2002. This increase reflected an increase in both sales of products of approximately $22.9 million and service revenue of approximately $12.1 million. This increase was principally due to an increase in sales volume in the United States of approximately $21.3 million as a result of increased sales of Verint’s digital security and surveillance solutions. Due to the variety of customized configurations for each product that the Company sells, it is unable to quantify the effects of a change in the price of any particular product and/or a change in the number of products sold on its revenues. Sales to international customers represented approximately 48% of sales for fiscal 2003 as compared to approximately 51% of sales for fiscal 2002.

Cost of Sales. Cost of sales for fiscal 2003 increased by approximately $11.2 million, or 14%, compared to fiscal 2002. This increase was attributable to an increase in materials and overhead costs of approximately $6.4 million, an increase in personnel related costs of approximately $3.1 million, mainly due to increased service headcount and increased personnel compensation, and an increase in other service and operation costs of approximately $1.7 million associated with the increase in revenues. Gross margin increased to 53.7% in fiscal 2003 from 50.5% in fiscal 2002.

Research and Development Expenses, net. Research and development expenses, net, for fiscal 2003 increased by approximately $5.9 million, or 34%, compared to fiscal 2002. The net increase was attributable to an increase in personnel related costs and subcontractors’ work amounting to approximately $3.9 million, decrease in government reimbursement of approximately $1.2 million, an increase in travel related expenses of approximately $0.3 million and an increase of approximately $0.5 million in other expenses. Capitalization of software development costs amounted to approximately $4.6 million and approximately $4.8 million in fiscal 2003 and 2002, respectively. Reimbursements under government programs amounted to approximately $4.0 million and approximately $5.2 million in fiscal 2003 and 2002, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2003 increased by approximately $10.7 million, or 20%, compared to fiscal 2002. This increase was attributable to an increase in compensation and benefits for existing personnel and increase in headcount to support the increased level of sales in fiscal 2003 totaling approximately $5.3 million, an increase in agent commissions of approximately $0.7 million, an increase in travel expenses of approximately $0.6 million, an increase in marketing related expenses of approximately $1.3 million, an increase in bad debt expenses of approximately $0.7 million and an increase in other expenses of approximately $2.1 million. Selling, general and administrative expenses as a percentage of sales decreased to 32.7% for fiscal 2003 from 33.1% for fiscal 2002.

Interest and Other Income, net. Net interest and other income for fiscal 2003 increased by approximately $0.4 million as compared to fiscal 2002. The increase was attributable to an increase in interest income of approximately $0.5 million due to the increase in interest bearing cash balances following the Company’s secondary public offering, a decrease in interest expense of approximately $0.3 million due to repayment of loans and an increase in the Company’s share in the profit of an affiliate of approximately $0.9 million.

These changes were partially offset by a decrease in currency exchange gains of approximately $1.8 million resulting mainly from fluctuations in the exchange rates of the U.S. dollars against European and Israeli currencies, and a decrease in other expenses of approximately $0.5 million, mainly due to a write-down of a certain investment in fiscal 2002.

Income Tax Provision. During fiscal 2003, the income tax provision decreased by approximately $0.3 million as compared to fiscal 2002. This decrease was mainly attributable to prior years’ tax adjustment following receipt of final tax assessments. The effective tax rate for fiscal 2003 was 9.7% reflecting prior years’ tax adjustment mentioned above, use of net operating loss carry-forwards in certain tax jurisdictions and preferential tax rates in Israel.

Net Income. Net income increased by approximately $7.8 million for fiscal 2003 as compared to fiscal 2002. Net income as a percentage of sales improved to 9.3% for fiscal 2003 compared to a loss of 6.4% in fiscal 2002. This increase was attributable to the factors described above.

Geographic Information

Summarized financial information for Verint’s reportable geographic segments is presented in the following table. Sales in each geographic segment represents sales originating from that segment. Significant non-cash items represent write-down and impairments of operating assets and a charge for in-process research and development. Reconciling items represent elimination of intercompany transactions between subsidiaries operating in different geographic regions.

	United States	Israel	United Kingdom	Canada	Germany	Other	Reconciling Items	Consolidated Totals
	(In thousands)
Year Ended January 31, 2003
Sales	$85,817	$62,622	$22,897	$804	$9,784	$1,028	$(25,177)	$157,775
Costs and expenses	(80,847)	(57,477)	(21,624)	(777)	(10,361)	(1,743)	25,105	(147,724)

Operating income (loss)	$4,970	$5,145	$1,273	$27	$(577)	$(715)	$(72)	$10,051

Depreciation and amortization	$3,631	$4,973	$354	$—	$323	$126	$—	$9,407

Significant non-cash items	$—	$—	$—	$—	$—	$—	$—	$—

Year Ended January 31, 2004
Sales	$101,703	$75,805	$24,769	$8,705	$9,924	$1,190	$(29,352)	$192,744
Costs and expenses	(88,180)	(68,396)	(25,580)	(7,561)	(11,327)	(2,066)	27,555	(175,555)

Operating income (loss)	$13,523	$7,409	$(811)	$1,144	$(1,403)	$(876)	$(1,797)	$17,189

Depreciation and amortization	$3,106	$5,415	$413	$812	$495	$34	$(206)	$10,069

Significant non-cash items	$9	$405	$2	$97	$1	$—	$—	$514

Year Ended January 31, 2005
Sales	$125,482	$94,156	$31,576	$21,886	$14,010	$2,015	$(39,301)	$249,824
Costs and expenses	(111,473)	(92,765)	(31,057)	(18,532)	(15,818)	(2,727)	39,932	(232,440)

Operating income (loss)	$14,009	$1,391	$519	$3,354	$(1,808)	$(712)	$631	$17,384

Depreciation and amortization	$3,595	$7,012	$434	$831	$947	$84	$—	$12,903

Significant non-cash items	$1,371	$4,789	$—	$14	$—	$—	$—	$6,174

Year Ended January 31, 2005 Compared to Year Ended January 31, 2004

Sales for fiscal 2004 increased in all geographic segments, as compared to fiscal 2003, due to an overall increase in sales volume of products and services. Sales originating from the United States and Israel increased by approximately $23.8 million, or 23%, and by approximately $18.4 million, or 24%, respectively, in fiscal 2004 as compared with fiscal 2003. Costs and expenses in the United States and Israel increased by approximately $23.3 million, or 26%, and by approximately $24.4 million, or 36%, respectively. In the United States, the increase in sales accompanied by a relatively lower dollar increase in costs and expenses increased the operating income for fiscal 2004 as compared to fiscal 2003. In Israel, the increase in costs and expenses at a rate relatively higher than the increase in sales, mainly due to the occurrence of significant non-cash charges of approximately $4.8 million resulting primarily from the acquisition of ECtel, lowered operating income.

Year Ended January 31, 2004 Compared to Year Ended January 31, 2003

Sales for fiscal 2003 increased in all geographic segments, as compared to fiscal 2002 due to an overall increase in sales volume of products and services. Sales originating from the United States and Israel increased by approximately $15.9 million, or 19%, and by approximately $13.2 million, or 21%, respectively, in fiscal 2003 as compared with fiscal 2002. Costs and expenses in the United States and Israel increased by approximately $7.3 million or 9% and by approximately $10.9 million, or 19%, respectively. The increase in sales accompanied by a relatively lower increase in costs and expenses, mainly for United States, increased the operating income for fiscal 2003 as compared to fiscal 2002 in those geographies.

Selected Quarterly Results of Operations

The following table sets forth consolidated statements of operations data for each of the eight consecutive fiscal quarters ended January 31, 2005. This information has been derived from our unaudited consolidated financial statements, which have been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information. You should read this information in conjunction with our consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results of any future period.

	Three Months Ended
	April 30, 2003	July 31, 2003	Oct. 31, 2003	Jan. 31, 2004	April 30, 2004	July 31, 2004	Oct. 31, 2004	Jan. 31, 2005
	(In thousands, except percentage data)
Sales	$44,415	$46,892	$49,012	$52,425	$56,638	$60,167	$63,989	$69,030
Costs of sales	20,912	21,766	22,560	24,064	25,757	27,106	29,235	30,676

Gross profit	23,503	25,126	26,452	28,361	30,881	33,061	34,754	38,354
Research and development, net	5,335	5,692	5,952	6,254	6,791	7,889	8,409	8,872
Selling, general and administrative	14,669	15,301	16,044	17,006	18,594	19,820	21,290	23,366
In-process research and development	—	—	—	—	3,154	—	—	—
Acquisition related write-downs	—	—	—	—	1,481	—	—	—

Income from operations	3,499	4,133	4,456	5,101	861	5,352	5,055	6,116
Interests and other income, net	515	420	878	857	582	865	932	1,239

Income before income tax provision	4,014	4,553	5,334	5,958	1,443	6,217	5,987	7,355
Income tax provision (benefit)	502	576	667	176	(71)	546	807	648

Net income	$3,512	$3,977	$4,667	$5,782	$1,514	$5,671	$5,180	$6,707

As a percentage of sales
Sales	100%	100%	100%	100%	100%	100%	100%	100%
Costs of sales	47.1	46.5	46.0	45.9	45.5	45.1	45.7	44.4

Gross profit	52.9	53.5	54.0	54.1	54.5	54.9	54.3	55.6
Research and development, net	12.0	12.1	12.1	11.9	12.0	13.1	13.1	12.9
Selling, general and administrative	33.0	32.6	32.8	32.5	32.8	32.9	33.3	33.8
In-process research and development	—	—	—	—	5.6	—	—	—
Acquisition related write-downs	—	—	—	—	2.6	—	—	—

Income from operations	7.9	8.8	9.1	9.7	1.5	8.9	7.9	8.9
Interests and other income, net	1.1	0.9	1.8	1.6	1.0	1.4	1.5	1.8

Income before income tax provision	9.0	9.7	10.9	11.3	2.5	10.3	9.4	10.7
Income tax provision (benefit)	1.1	1.2	1.4	0.3	(0.2)	0.9	1.3	1.0

Net income	7.9%	8.5%	9.5%	11.0%	2.7%	9.4%	8.1%	9.7%

The Company’s results of operations reflect sequential growth of revenues and gross profits over the eight quarters presented.

The Company’s quarterly results of operations have varied significantly in the past as a result of various factors, including the global economic slowdown and the general decline in information technology spending. Accordingly, sales and net income in any particular period may be lower than sales and net income in a preceding or comparable period. Period-to-period comparisons of the Company’s results of operations may not be meaningful, and should not be relied upon as indicators of the Company’s future performance.

Liquidity and Capital Resources

As of January 31, 2005, the Company had cash and cash equivalents of approximately $45.1 million, short-term investments of approximately $195.3 million and working capital of approximately $196.4 million. As of January 31, 2004, the Company had cash and cash equivalents of approximately $77.5 million, short-term investments of approximately $151.2 million and working capital of approximately $204.6 million.

Operating activities for fiscal 2002, 2003 and 2004 provided cash of approximately $36.3 million, $27.4 million, and $57.1 million, respectively. Net income, after adding back non cash items, for fiscal 2002, 2003 and 2004 provided cash of approximately $19.6 million, $29.3 million and $38.3 million, respectively. For fiscal 2002, cash provided from other changes in operating assets and liabilities of approximately $16.7 million primarily consisted of an increase in advances from customers of approximately $5.0 million, an increase in accounts payable and accrued liabilities of approximately $4.7 million, a decrease in accounts receivable of approximately $3.2 million and a change in due to/from related parties of approximately $2.4 million. For fiscal 2003, cash used by other changes in operating assets and liabilities of approximately $1.9 million primarily consisted of an increase in accounts receivable of approximately $5.8 million, an increase in inventories of approximately $6.3 million, an increase in prepaid expenses and other current assets of approximately $1.1 million partially offset by an increase in accounts payable and accrued liabilities of approximately $5.2 million, and an increase in advance payments from customers of approximately $7.7 million. For fiscal 2004, cash provided by other changes in operating assets and liabilities of approximately $18.8 million primarily consisted of an increase in advance payments from customers of approximately $14.4 million, an increase in accounts payable and accrued expenses of approximately $12.7 million, an increase in amounts due to related parties of approximately $2.8 million, partially offset by an increase in accounts receivable of approximately $6.6 million and an increase in prepaid expenses and other current assets of approximately $3.6 million. During fiscal 2004, the Company’s cash from operating activities significantly exceeded its net income. The Company does not expect that its cash from operating activities will necessarily exceed its net income in fiscal 2005 or in future fiscal years.

Investing activities for fiscal 2002, 2003 and 2004 used cash of approximately $79.7 million, $107.7 million and $101.5 million, respectively. These amounts primarily include net purchases of short-term securities in fiscal 2002, 2003 and 2004 of approximately $60.4 million, $90.8 million and $44.3 million, respectively, additions to property and equipment of approximately $4.9 million, $6.2 million and $7.4 million, respectively, capitalization of software development costs of approximately $4.8 million, $4.6 million and $4.2 million, respectively, and cash paid for business combinations of approximately $9.7 million, $6.1 million and $45.6 million, respectively.

Financing activities for fiscal 2002, 2003 and 2004 provided cash of approximately $67.1 million, $84.3 million and $12.0 million, respectively. For fiscal 2002, 2003 and 2004 proceeds from the issuances of Common Stock provided approximately $67.2 million, $126.9 million and $12.4 million in cash, respectively. For fiscal 2002 and 2003 net cash provided from issuances of Common Stock is mainly attributable to the completion of the Company’s initial and secondary public offerings, which generated net cash of $65.4 million and $122.2 million, respectively. In fiscal 2001, the Company obtained a $42 million bank loan, bearing interest at LIBOR plus 0.55%. The loan was guaranteed by Comverse Technology and was repaid upon maturity in fiscal 2003.

On September 2, 2004, the Company, through a subsidiary, acquired all of the outstanding stock of RP Security, a company in the business of developing and selling mobile digital video security solutions for transportation applications. The purchase price consisted of approximately $9.0 million in cash and 90,144 shares of the Company’s Common Stock.

In addition, the shareholders of RP Security will be entitled to receive earn-out payments over three years based on the Company’s worldwide sales, profitability and backlog of mobile video products in the transportation market during that period. Shares issued as part of the purchase price were accounted for with value of approximately $3.0 million, or $33.03 per share.

On March 31, 2004, the Company acquired certain assets and assumed certain liabilities of the government surveillance business of ECtel, which provided the Company with additional communication interception capabilities for the mass collection and analysis of voice and data communication. The purchase price was approximately $35 million in cash.

In May 2002, the Company issued 4,500,000 shares of its Common Stock in an initial public offering. Proceeds from the offering, based on the offering price of $16.00 per share, totaled approximately $65.4 million, net of offering expenses.

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

The ability of the Company’s Israeli subsidiary to pay dividends is governed by Israeli law, which provides that dividends may be paid by an Israeli corporation only out of its earnings as defined in accordance with the Israeli Companies Law of 1999, provided that there is no reasonable concern that such payment will cause such subsidiary to fail to meet its current and expected liabilities as they come due. In the event of a devaluation of the Israeli currency against the U.S. dollar, the amount in U.S. dollars available for payment of cash dividends out of prior years’ earnings will decrease accordingly. Cash dividends paid by an Israeli corporation to U.S. resident corporate parents are subject to the Convention for the Avoidance of Double Taxation between Israel and the United States. Under the terms of the Convention, such dividends are subject to taxation by both Israel and the United States and, in the case of Israel, such dividends out of income derived in respect of a period for which an Israeli company is entitled to the reduced tax rate applicable to an Approved Enterprise are generally subject to withholding of Israeli income tax at source at a rate of 15%.

The Israeli company is also subject to additional Israeli taxes in respect of such dividends, generally equal to the tax benefits previously granted in respect of the underlying income by virtue of the Approved Enterprise status.

The Company believes that its current cash balances and potential cash flow from operations will be sufficient to meet the anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. Thereafter, if current sources are not sufficient to meet Verint’s needs, the Company may seek additional debt or equity financing. In addition, although there is no present understanding, commitment or agreement with respect to any acquisition of other businesses, products, or technologies, the Company may in the future consider such transactions. In the event the Company pursues such acquisitions, its current cash balances and potential cash flow from operations may not be sufficient to consummate such acquisitions. As a result, the Company may require additional debt or equity financing and could have a decrease in its working capital. There can be no assurance that such additional financing would be available on acceptable terms, if at all.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As part of the Company’s ongoing business, it does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2005, the Company was not involved in any unconsolidated SPE transactions.

The Company has obtained bank guaranties primarily to secure its performance of certain obligations under contracts with customers. These guaranties, which aggregated approximately $6.2 million at January 31, 2005, are to be released by Verint’s performance of specified contract milestones, which are scheduled to be completed primarily during 2005.

The following table sets forth the impact that Verint’s aggregate contractual obligations and commercial commitments as of January 31, 2005 are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	less than 1 year	2-3 years	4-5 years	over 5 years
Long-term debt obligations, including current portion	$2,475	$652	$727	$515	$581
Purchase obligations*	19,090	14,035	4,322	733	—
Operating lease obligations	34,332	4,558	7,369	7,271	15,134

Total	$55,897	$19,245	$12,418	$8,519	$15,715

*	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Effect of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No.123(R)”) which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005, which for the Company is February 1, 2006 (the “Effective Date”). Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and (ii) expense the non-vested portions of existing option grants going forward over their remaining vesting period. Compensation expense for the non-vested portions of existing option grants as of the Effective Date will be recorded based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to adopt a fair value-based method for measuring the compensation expense related to employee stock and stock options awards; which will lead to substantial additional compensation expense. Any such expense, although it will not affect the Company’s cash flows, will have a material and adverse impact on the Company’s reported results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring that such items be recognized as current-period charges regardless of whether they meet the ARB No. 43, Chapter 4 criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for reporting periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides additional guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired.

In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued, however, the adoption of EITF 03-1 in its current form is not expected to have a material effect on the Company’s consolidated financial statements.

Related Party Transactions

The Company operates substantially independently from its controlling stockholder, Comverse Technology. However, there continue to be certain arrangements between the Company and Comverse Technology that are material to the Company’s continued operations. In each case, the Company believes that the terms and amounts agreed to in these agreements are commercially reasonable and not materially different than the terms the Company would receive from an unaffiliated third party. The agreements are:

Corporate Services Agreement— The Company has a corporate services agreement with Comverse Technology. Under this agreement, Comverse Technology provides the Company with the following services:

•	Maintaining in effect general liability and other insurance policies providing coverage for the Company;

•	Maintaining in effect a policy of directors’ and officers’ insurance covering the Company’s directors and officers;

•	Administration of employee benefit plans;

•	Routine legal services; and

•	Consulting services with respect to the Company’s public relations.

For the years ended January 31, 2003, 2004 and 2005, the Company recorded expenses of $525,000, $575,000, and $625,000, respectively, for the services provided by Comverse Technology. As of February 1, 2004, the Company pays Comverse Technology a quarterly fee of $156,250, subject to adjustment, for services provided by Comverse Technology during each fiscal quarter. In addition, the Company agreed to reimburse Comverse Technology for any out-of-pocket expenses incurred by Comverse Technology in providing the services. During the years ended January 31, 2003, 2004 and 2005, no amounts were paid to Comverse Technology for reimbursement of out-of-pocket expenses. The term of this agreement extends to January 31, 2006 and is automatically extended for additional twelve-month periods unless terminated by either Comverse Technology or the Company. Not more that once every six month period Comverse Technology and the Company may mutually agree to modify the fee or the scope of services being provided.

Enterprise Resource Planning Software Sharing Agreement—In January 2002, the Company entered into an enterprise resource planning (“ERP”) software sharing agreement with Comverse, Ltd., a subsidiary of Comverse Technology.

Under this agreement, Comverse Ltd. agreed to continue to share the use of specific ERP software with the Company and undertook to exert its reasonable commercial efforts to arrange for the ongoing operation, maintenance and support of the software for an annual fee of $100,000. The terms of the ERP Software Sharing Agreement and the fee payable to Comverse Ltd. were determined by arm’s length negotiations between the Company and Comverse Ltd. In addition, the Company agreed to reimburse Comverse Ltd. for out-of-pocket expenses incurred by Comverse Ltd. in providing the services. The parties amended this agreement on December 31, 2003, extending the term of the agreement from February 1, 2004 until January 31, 2007, and updating the annual fees for the years ending January 31, 2005, 2006 and 2007 to $142,000, $147,000 and $152,000, respectively. In addition, during the year ended January 31, 2004, the Company agreed to make an additional one-time payment to Comverse Ltd. in the amount of $175,000, in connection with upgrading the ERP system. The total amounts recorded by the Company relating to the ERP software sharing agreement amounted to $100,000, $287,000 and $205,000 for the years ended January 31, 2003, 2004 and 2005, respectively. The amounts recorded for the year ended January 31, 2005 also include reimbursement to Comverse Ltd. of approximately $63,000 for out-of-pocket expenses.

In addition, the parties further amended this agreement on April 11, 2005 to provide for the Company to receive additional software licenses, as well as hosting and support services from Comverse Ltd. In addition to the payments described above, the Company will pay to Comverse Ltd. an amount not to exceed $377,000 during fiscal 2005 for additional licenses and for services to be performed by Comverse Ltd., and an additional amount per fiscal year thereafter not to exceed $41,000 for continuing support obligations.

Satellite Services Agreement—In January 2002, the Company entered into a services agreement with Comverse Inc., a subsidiary of Comverse Technology, pursuant to which Comverse Inc. and its subsidiaries provide the Company with the exclusive use of the services of specified employees of Comverse Inc. and its facilities where such employees are located. Under this agreement, the Company pays Comverse Inc. a fee, which is equal to the expenses Comverse Inc. incurs in providing these services plus ten percent. During the years ended January 31, 2003, 2004 and 2005, the Company recorded expenses of approximately $1,809,000, $2,200,000 and $3,403,000, respectively, for these services provided by Comverse, Inc. during these periods.

For a discussion of Verint’s other relationships and transactions with Comverse Technology and its subsidiaries, see “Certain Relationships and Related Transactions – Relationship with Comverse Technology and its Subsidiaries” in the Proxy Statement and Note 15 to Verint’s consolidated financial statements.

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

The Company faces aggressive competition from numerous and varied competitors in all areas of its business. Because of this aggressive competition and the fact that many of the Company’s customers and potential customers make decisions to purchase largely on price, the Company may have to lower prices of many of its products and services or increase efficiencies and capacity. This can affect the Company in a variety of ways:

•	The Company may not be able to maintain or improve revenue and gross margin with its current cost structure, and therefore its profitability could be materially and adversely affected.

•	In the face of increased pricing pressure and an effort to maintain or improve revenue and gross margin, the Company may have to reduce costs. For example, the Company invests a significant amount in research and development, which the Company views as necessary for its long-term competitiveness. If, to decrease its cost structure, the Company reduces its investment in research and development, the Company may adversely impact its long-term competitiveness in an effort to maintain or improve its revenue and income in the short-term.

Even if the Company is able to maintain or increase market share for a particular product, revenue could decline due to increased competition from other types of products or because the product is in a maturing industry.

Because of the intensely competitive markets in which the Company operates, the Company’s competitors may simply execute better than the Company and, resultantly, reduce the Company’s market share. Some of the Company’s competitors have, in relation to it, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources.

Further, there has been significant consolidation among the Company’s competitors, improving the competitive position of several of its competitors. As a result of the competitive position of the Company’s competitors, the Company’s market share and, therefore, results of operations may be materially and adversely affected.

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

To the extent that the Company continues to be profitable in certain tax jurisdictions, it will continue to use available net operating loss carry forwards in these jurisdictions. When the Company ceases to have net operating loss carry forwards available to it in a tax jurisdiction, the Company’s effective tax rate would increase in that jurisdiction. The Company’s effective tax rate is expected to increase substantially in 2005 which could materially and adversely affect the Company’s results of operations.

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

The Company has historically derived a significant portion of its sales from contracts for large system installations with major customers. The Company continues to emphasize sales to larger customers in its product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The timing and scope of these opportunities are difficult to forecast, and the pricing and margins may vary substantially from transaction to transaction. The Company’s future operating results may accordingly exhibit a high degree of volatility, and also may be more volatile than the Company has experienced in prior periods. The degree of dependence by the Company on large system orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers, increases the risk associated with its business.

The Company has continued to expand its gross margins primarily as a result of reducing hardware as a part of its product offerings. This gross margin expansion has contributed to the growth of the Company’s net income at a rate greater than the growth of its revenue. The Company’s ability to continue to expand gross margins in this manner is largely contingent upon customers obtaining the hardware necessary to operate the Company’s software solutions from another vendor. If customers insist that the Company provide all necessary hardware, the Company may not be able to continue to expand gross margins at the rate that it has or at all, which would reduce the rate of growth of the Company’s net income. If the rate of growth of the Company’s net income is reduced, it could materially and adversely affect the share price of its Common Stock.

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

The introduction of products embodying new technology and the emergence of new industry standards can render the Company’s existing products obsolete and unmarketable and can exert price pressures on existing products. It is critical to the Company’s success for it to be able to:

•	anticipate changes in technology or in industry standards;

•	successfully develop and introduce new, enhanced and competitive products; and

•	introduce these new and enhanced products on a timely basis with high quality.

The Company may not be able to successfully develop new products or introduce new applications for existing products. For example, the market for the Company’s communications interception solutions has been characterized by new protocols as well as by increased use encryption, and the Company’s ability to compete in this market is dependent on its ability to introduce products that address these new developments. In addition, new products and applications introduced by the Company – such as the Company’s content analytic software – may not achieve market acceptance or the introduction of new products or technological developments by its competitors may render the Company’s products obsolete. If the Company is unable to introduce new products that address the needs of its customers or that achieve market acceptance, there may be a material and adverse impact on the Company’s reputation with its customers and its financial results.

The Company’s products are complex and involve sophisticated technology that performs critical functions to highly demanding standards. The Company’s existing and future products may develop operational problems, In addition, when the Company introduces a product to the market or as it releases new versions of an existing product, the product may contain undetected defects or errors. The Company may not discover such defects, errors or other operational problems until after a product has been released and used by the customer. Significant costs may be incurred to correct undetected defects, errors or other operational problems in the Company’s products, including product liability claims. In addition, defects or errors in the Company’s products may result in questions regarding the integrity of the products, which could cause adverse publicity and impair their market acceptance, resulting in lost future sales.

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

On March 31, 2004, the Company completed its acquisition of certain assets and liabilities of ECtel comprising its communications interception business. As a result of this acquisition, the Company and ECtel have a variety of ongoing contractual relationships related to providing certain resources to one another and fulfillment of certain obligations to former ECtel customers. If ECtel does not perform its post-acquisition contractual obligations to the Company, the Company may not continue to realize the benefits of the acquisition realized by the Company or have a negative impact on the Company’s operations and the transitioning of ECtel’s customers to Verint.

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

In addition, in order to continue to grow effectively, the Company expects to need to attract and retain a substantial number of new employees, including managers, sales and marketing personnel and technical personnel, who understand and have experience with its products and services. The market for such personnel is intensely competitive in most if not all of the geographies in which the Company operates, and on occasion it has had to relocate personnel to fill positions in locations where it could not attract qualified experienced personnel. Further, competition for personnel for certain positions in the Company’s industry is intense, and the Company has in the past and may in the future experience difficulty in recruiting qualified personnel due to the market demand for their services. If the Company is unable to attract and retain qualified employees, its ability to grow could be impaired. Further, if the costs of attracting and retaining qualified personnel increase significantly, the Company’s financial results be materially and adversely affected.

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

The Company’s subsidiary, Verint Technology Inc. (“Verint Technology”), which markets, sells and supports its communications interception solutions to various U.S. government agencies, is required by the National Industrial Security Program to maintain facility security clearances and to be insulated from foreign ownership, control or influence. To comply with the National Industrial Security Program requirements, in January 1999 the Company, Verint Technology, Comverse Technology and the Department of Defense entered into a proxy agreement with respect to the ownership and operations of Verint Technology, which agreement was superseded in May 2001 to comply with the Department of Defense’s most recent requirements. Under the proxy agreement, the Company, among other things, appointed three individuals who are U.S. citizens holding the requisite security clearances as holders of proxies to vote the Verint Technology stock. The proxy holders have the power to exercise all prerogatives of ownership of Verint Technology. These three individuals are responsible for the oversight of Verint Technology’s security arrangements.

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

As the communications industry continues to evolve, governments may increasingly regulate products that monitor and record voice, video and data transmissions over public communications networks, such as the solutions that the Company offers. For example, products which the Company sells in the United States to law enforcement agencies and which interface with a variety of wireline, wireless and Internet protocol networks, must comply with the technical standards established by the Federal Communications Commission pursuant to CALEA and products that it sells in Europe must comply with the technical standards established by ETSI. The adoption of new laws or regulations governing the use of the Company’s products or changes made to existing laws or regulations could cause a decline in the use of its products and could result in increased expenses for the Company, particularly if it is required to modify or redesign its products to accommodate these new or changing laws or regulations.

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

The Company incorporates software that it licenses from third parties into the vast majority of its products. If the Company loses or is unable to maintain any software licenses, it could incur additional costs or experience unexpected delays until equivalent software can be developed or licensed and integrated into its products.

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

The information technology industry is characterized by frequent allegations of intellectual property infringement. In the past, third parties have asserted that certain of the Company’s products infringe their intellectual property, and similar claims may be made in the future. Any allegation of infringement against the Company could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force it to enter into royalty or license agreements rather than dispute the merits of such allegation. If patent holders or other holders of intellectual property initiate legal proceedings against the Company, it may be forced into protracted and costly litigation. The Company may not be successful in defending such litigation and it may not be able to procure any required royalty or license agreements on terms acceptable to it, or at all. The Company generally indemnifies its customers with respect to infringement by its products of the proprietary rights of third parties. Third parties may assert infringement claims against the Company’s customers. These claims may require the Company to initiate or defend protracted and costly litigation, regardless of the merits of these claims. If any of these claims succeed, the Company may be forced to pay damages or may be required to obtain licenses for the products its customers use. If the Company cannot obtain all necessary licenses on commercially reasonable terms, its customers may be forced to stop using, or, in the case of value added resellers, selling, its products.

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

The Company has in the past and may in the future pursue acquisitions of businesses, products and technologies, or the establishment of joint venture arrangements. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired or jointly developed business, technology or product could result in a substantial diversion of management resources. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization of certain identifiable intangible assets, research and development write-offs and other acquisition-related expenses. These investments may be made in immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that the Company may lose the total amount of its investments, or more than its total investment if such businesses have liabilities not identified by the Company. The Company may not be able to identify suitable investment candidates, and, even if it does, it may not be able to make those investments on acceptable terms, or at all. In addition, the Company also may fail to successfully integrate acquired businesses with its operations or successfully realize the intended benefits of any acquisition, either of which could affect the Company’s continued growth and profitability. And, the integration process may further strain the Company’s existing financial and managerial controls and reporting systems and procedures. Due to rapidly changing market conditions, the Company may find the value of its acquired technologies and related intangible assets, such as goodwill, as recorded in its financial statements, to be impaired, resulting in charges to operations. The Company may also fail to retain the acquired or merged company’s key employees and customers.

Currently, the Company accounts for employee stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations, which provide that any compensation expense relative to employee stock options be measured based on intrinsic value of the stock options. As a result, when options are priced at or above fair market value of the underlying stock on the date of the grant, as currently is the Company’s practice, the Company incurs no compensation expense. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005, which for the Company is February 1, 2006 (the “Effective Date”). Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and (ii) expense the non-vested portions of existing option grants going forward. Compensation expense for the unvested awards as of the Effective Date will be recorded based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123(R). Under SFAS No. 123(R), the Company is required to adopt a fair value-based method for measuring the compensation expense related to employee stock and stock options awards; this will lead to substantial additional compensation expense. Any such expense, although it would not affect the Company’s cash flows, will have a material and adverse impact on the Company’s reported results of operations.

The Company receives conditional grants from the Government of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or the OCS, for the financing of a portion of its research and development expenditures in Israel. The terms of these conditional grants limit the Company’s ability to manufacture products outside of Israel if such products or technologies were developed using these grants. On March 29, 2005, the Israeli parliament approved an amendment to Israeli Law for Encouragement of Industrial Research and Development, which permits under certain conditions the transfer of such technology outside of Israel. Even if the Company receives approval to manufacture products, or to transfer technology, developed using these conditional grants outside of Israel, it may be required to pay a significantly increased amount of royalties on an accelerated basis to the Government of Israel, depending on the manufacturing volume that is performed outside of Israel, or in respect of a transfer of technology it may be required, prior to such transfer, to pay a redemption price to be determined under regulations that have not yet been promulgated. This restriction may impair the Company’s ability to outsource manufacturing or engage in similar arrangements for those products or technologies. In addition, if the Company fails to comply with any of the conditions imposed by the OCS, it may be required to refund any grants previously received together with interest and penalties, and it may be subject to criminal charges. Further, from time to time the Government of Israel may audit the sales of products incorporating technology partially funded through OCS programs which, while not increasing the aggregate amount of royalties that may be due from the Company, may cause the Company to have to pay royalties on additional products, effectively accelerating the pace at which it pays royalties to the Government of Israel in repayment of the benefits received under such programs. In recent years, the Government of Israel has accelerated the rate of repayment of OCS grants and may further accelerate them in the future. The Company currently pays royalties of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel in consideration of benefits received under this program. Such royalty payments by the Company are currently required to be made until the government has been reimbursed the amounts received by it, linked to the U.S. dollar, plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amounts at a rate equal to the 12-month LIBOR rate in effect on January 1 of the year in which approval is obtained. As of January 31, 2005, the Company has received approximately $55.9 million in cumulative grants and has recorded approximately $26.5 million in cumulative royalties to the OCS. Further, the Government of Israel has reduced the benefits available under these programs in recent years and these programs may be discontinued or curtailed in the future. In addition, the Company expects that OCS grants as a percentage of its consolidated research and development expenses will decrease in future periods due to an expected increase in the portion of research and development activities that will not be reimbursed by the OCS and an expected increase in research and development activities outside of Israel. The continued reduction in these benefits or the termination of the Company’s eligibility to receive these benefits may materially and adversely affect the Company’s business, financial condition and results of operations. Alternatively to paying royalties over time, there may be circumstances in which a company would repay all or substantially all of the amounts due to the OCS in a single payment. If the Company was to repay all or substantially all of the amounts due to the OCS in a single payment, this could significantly reduce or eliminate the Company’s net income for a given fiscal year or cause the Company to report a loss for the fiscal year in which such a payment is made.

To date, most of the Company’s sales have been denominated in U.S. dollars, while a significant portion of its expenses, primarily labor expenses in Israel, Germany, the United Kingdom and Canada, are incurred in the local currencies of these countries. As a result, the Company is exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could increase the dollar cost of its operations in Israel, Germany, the United Kingdom or Canada, and would therefore have a material adverse effect on its results of operations.

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

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, which in the past and may in the future, lead to security and economic problems for Israel. From October 2000, until recently, terrorist violence in Israel increased significantly, primarily in the West Bank and Gaza Strip, and Israel has experienced terrorist incidents within its borders. During this period, peace negotiations between Israel and representatives of the Palestinian Authority have been sporadic and currently are suspended. On June 6, 2004, the Government of Israel approved a disengagement plan, stating that it is Israel’s intention to relocate all Israeli settlements in the Gaza Strip and four settlements in the West Bank by the end of 2005. There can be no assurance that the relative recent calm and renewed discussions with the Palestinian representatives will continue. Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region can directly affect the Company’s operations in Israel. The Company could be materially adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be materially adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violence in Israel or the outbreak of violent conflicts involving Israel may impede the Company’s ability to sell its products or otherwise adversely affect the Company. In addition, many of the Company’s Israeli employees in Israel are required to perform annual compulsory military service in Israel and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect upon the Company’s operations.

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

The Company’s business is subject to evolving corporate governance and public disclosure regulations that have increased both costs and the risk of noncompliance, which could have an adverse effect on the Company’s stock price. Because the Company’s Common Stock is publicly traded on the NASDAQ National Market, the Company is subject to rules and regulations promulgated by a number of governmental and self-regulated organizations, including the Securities and Exchange Commission, Nasdaq and the Public Company Accounting Oversight Board, which monitors the accounting practices of public companies. Many of these regulations have only recently been enacted, and continue to evolve, making compliance more difficult and uncertain. In addition, the Company’s efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations require the Company to include a management assessment of its internal controls over financial reporting and auditor attestation of that assessment in its annual report for the Company’s fiscal year ending January 31, 2005. While the Company is now able to assert, in the management certifications filed with this Annual Report on Form 10-K, that the Company’s internal control over financial reporting is effective as of January 31, 2005 and that no material weaknesses have been identified, the Company must continue to monitor and assess the internal control over financial reporting. The Company cannot provide any assurances that material weaknesses will not be discovered in the future. If the Company’s management identifies one or more material weaknesses in the internal control over financial reporting that remain unremediated, the Company will be unable to assert that such internal control over financial reporting is effective. If the Company is unable to assert that the internal control over financial reporting is effective for any given reporting period (or if the Company’s auditors are unable to attest that the management’s report is fairly stated or are unable to express an opinion on the effectiveness of the internal controls), the Company could lose investor confidence in the accuracy and completeness of the Company’s financial reports, which would have an adverse effect on the Company’s stock price. The effort regarding Section 404 has required, and continues to require, the commitment of significant financial and managerial resources.

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

In particular, as a result of Comverse Technology’s majority ownership, the Company has relied on the “controlled company” exemption from certain requirements under Rule 4350(c)(5) of the listing standards of the National Association of Securities Dealers, Inc., and does not have an independent Compensation Committee or Nominating Committee, as non-controlled companies are required to have.

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

Forward-looking statements are often identified by future or conditional words such as “will,” “plans,” “expects,” “intends,” “believes,” “seeks,” “estimates,” or “anticipates,” or by variations of such words or by similar expressions.

The Company may include forward-looking statements in its periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K, in its annual report to shareholders, in its proxy statements, in its press releases, in other written materials, and in statements made by employees to analysts, investors, representatives of the media, and others.

By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risks exist that those predictions, forecasts, projections and other forward-looking statements will not be achieved. Actual results may differ materially due to a variety of factors, including without limitation those discussed under “Certain Trends and Uncertainties” and elsewhere in this report. Investors and others should carefully consider these and other uncertainties and events, whether or not the statements are described as forward-looking.

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

The Company is exposed to market risk from changes in foreign currency exchange rates that could impact its results of operations and financial condition. The Company considers the foreign currency exchange rate risk, in particular that of the U.S. dollar versus the British pound, the euro and the Israeli shekel, to be its primary market risk exposure. To date, the Company has not used any material foreign currency exchange contracts or other derivative instruments to reduce its exposure to the foreign currency exchange risks. In the future, the Company may use foreign currency exchange contracts and other derivative instruments to reduce its exposure to this risk.

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

The Company places its cash investments with high credit-quality financial institutions and currently invests primarily in money market funds placed with major banks and financial institutions, bank time deposits, Auction-Rate Securities (“ARS”), corporate debt securities and United States government, corporation and agency obligations and/or mutual funds investing in the like. The Company has investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of January 31, 2005, the Company had cash and cash equivalents, which generally have a maturity of three months or less, totaling approximately $45.1 million and had short-term investments, totaling approximately $195.3 million, which primarily consist of Auction Rate Securities. These ARS have maturities ranging up to thirty years; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates. If, during the year ended January 31, 2006, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2005, the Company’s projected interest income from cash and cash equivalents and short-term investments would increase or decrease by approximately $1.2 million, assuming a similar level of investments in the year ended January 31, 2006.

Due to the short-term nature of the Company’s cash and cash equivalents, the carrying values approximates market value and are not generally subject to price risk due to fluctuations in interest rates. The Company’s short-term investments are subject to price risk due to fluctuations in interest rates. Neither a 10% increase nor decrease in prices would have a material effect on the Company’s financial position, results of operations or cash flows. All short-term investments are considered to be available-for-sale, accounted for at fair value, with resulting unrealized gains or losses reported as a separate component of shareholders’ equity. If these available-for-sale securities experience declines in fair value that are considered other-than-temporary, an additional loss would be reflected in net income (loss) in the period when the subsequent impairment becomes apparent. See Note 4 of the notes to the consolidated financial statements for more information regarding short-term investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by Item 8 is included elsewhere in this report.

See Part IV, Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 31, 2005. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2005.

(b) There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended January 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K, a report of management’s assessment of the effectiveness of its internal controls as of January 31, 2005. Deloitte & Touche LLP, the independent registered public accounting firm of the Company, has issued an attestation report on management’s assessment of, and the effectiveness of, the Company’s internal control over financial reporting. Management’s report appears on page F-2 and the report of Deloitte & Touche LLP appears on pages F-3 to F-4 of this Form 10-K under the captions “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

The Company’s management, including the principal executive and principal financial officers, does not expect the Company’s disclosure controls and procedures or its internal controls, to prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Page(s)
(a)	Documents filed as part of this report.

	(1)	Financial Statements.

		Index to Consolidated Financial Statements	F-1

		Management’s Report on Internal Control Over Financial Reporting	F-2

		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-3

		Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	F-5

		Consolidated Balance Sheets as of January 31, 2004 and 2005	F-6

		Consolidated Statements of Operations for the Years Ended January 31, 2003, 2004 and 2005	F-7

		Consolidated Statements of Stockholders’ Equity for the Years Ended January 31, 2003, 2004 and 2005	F-8

		Consolidated Statements of Cash Flows for the Years Ended January 31, 2003, 2004 and 2005	F-9

		Notes to Consolidated Financial Statements	F-10

	(2)	Financial Statement Schedules.

None

	(3)	Exhibits.

The Index of Exhibits commences on the following page.

Exhibits.

Number	Description

3.1†	Amended and Restated Certificate of Incorporation of Verint Systems Inc.

3.2†	Amended and Restated Bylaws of Verint Systems Inc.

4.1†	Specimen Common Stock certificate

10.1†	Corporate Services Agreement, dated as of January 31, 2002, between Comverse Technology and the Company

10.2†	Federal Income Tax Sharing Agreement, dated as of January 31, 2002, between Comverse Technology and the Company

10.3†	Patent License Agreement, dated as of January 17, 2000, between Comverse Patent Holding and the Company

10.4†	Registration Rights Agreement, dated as of January 31, 2002, between Comverse Technology and the Company

10.5†	Contribution Agreement, dated as of February 1, 2001, between Comverse Technology and the Company

10.6†	Enterprise Resource Planning Software Sharing Agreement, dated as of January 31, 2002, between Comverse Ltd. and the Company

10.7^	Amendment No. 1 to Enterprise Resource Planning Software Sharing Agreement, dated as of December 31, 2003, between Comverse Ltd. and the Company

10.8	Amendment No. 2 to Enterprise Resource Planning Software Sharing Agreement, dated as of April 11, 2005, between Comverse Ltd. and the Company

10.9†	Satellite Services Agreement, dated as of January 31, 2002, between Comverse, Inc. and the Company

10.10†	Proxy Agreement, dated as of May 21, 2001, between Comverse Technology, the Company and the United Stated Department of Defense

10.11*	Verint Systems Inc. Stock Incentive Compensation Plan (as amended through December 12, 2002)

10.12†	Stock Purchase Agreement, dated as of January 31, 2002, between Comverse, Inc. and the Company

10.13†	Distribution Agreement, dated as of July 1, 2001 between Comverse Infosys (Singapore) PTE LTD and the Company

10.14†	Business Opportunities Agreement dated as of March 19, 2002, between Comverse Technology and the Company

10.15†	Form of an Indemnification Agreement

10.16†	Verint Systems Inc. 2002 Employee Stock Purchase Plan

10.17à	Asset Purchase Agreement between Verint Systems Ltd. and ECtel Ltd. dated as of February 9, 2004

10.18•	Verint Systems Inc. 2004 Stock Incentive Compensation Plan

10.19#	Form of Agreement evidencing a grant of Stock Options under the Verint Systems Inc. 2004 Stock Incentive Compensation Plan

10.20#	Form of Agreement evidencing an award of shares of Restricted Stock under the Verint Systems Inc. 2004 Stock Incentive Compensation Plan

Number	Description

10.21**	Registration Rights Agreement by and among the Company, Nic. Christiansen Invest A/G and Ulrik Ortiz Rasmussen, dated as of September 2, 2004

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Powers of Attorney (see signature page to this report)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 ■

32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 ■

†	= Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-82300) which became effective on May 16, 2002.

*	= Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on May 1, 2003.

à	= Incorporated by reference to the Registrant’s Report on Form 8-K filed on March 31, 2004.

^	= Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 15, 2004.

•	= Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on September 9, 2004.

#	= Incorporated by reference to the Registrant’s Report on Form 8-K filed on December 6, 2004.

**	= Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Commission File No. 333-120266) which became effective on December 17, 2005.

■	= These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

VERINT SYSTEMS INC. AND SUBSIDIARIES

I NDEX TO CONSOLIDATED FINANCIAL STATEMENTS

M ANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of January 31, 2005.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on pages F-3 and F-4.

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Verint Systems Inc.

Melville, New York

We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that Verint Systems Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2005 of the Company and our report dated April 1, 2005 (April 11, 2005 as to Note 14) expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Jericho, New York

April 1, 2005

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of Verint Systems Inc.

Melville, New York

We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Verint Systems Inc. and subsidiaries as of January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Jericho, New York

April 1, 2005 (April 11, 2005 as to Note 14)

V ERINT SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2004 AND 2005

(IN THOUSANDS, EXCEPT SHARE DATA)

	2004	2005
ASSETS

Current Assets:
Cash and cash equivalents	$77,516	$45,100
Short-term investments	151,197	195,314
Accounts receivable, net	31,856	39,072
Inventories	15,833	17,267
Due from related parties	1,824	—
Prepaid expenses and other current assets	5,981	9,880

Total current assets	284,207	306,633
Property and equipment, net	14,129	17,540
Intangible assets, net	2,051	12,026
Goodwill	14,364	49,625
Other assets	13,955	13,154

Total assets	$328,706	$398,978

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$49,564	$67,012
Advance payments from customers	26,701	41,086
Convertible note	2,200	—
Due to related parties	1,178	2,154

Total current liabilities	79,643	110,252
Liability for severance pay	1,586	2,125
Other liabilities	2,809	3,226

Total liabilities	84,038	115,603

Commitments and Contingencies (Note 17)

Stockholders’ Equity:
Preferred stock; $0.001 par value - authorized 2,500,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value - authorized 120,000,000 shares; issued and outstanding 30,098,732 and 31,577,587 shares	30	32
Additional paid-in capital	262,472	282,364
Unearned stock compensation	(1,615)	(3,395)
Retained earnings (accumulated deficit)	(16,917)	2,155
Accumulated other comprehensive income	698	2,219

Total stockholders’ equity	244,668	283,375

Total liabilities and stockholders’ equity	$328,706	$398,978

See notes to consolidated financial statements.

V ERINT SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JANUARY 31, 2003, 2004 AND 2005

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2003	2004	2005
Sales:
Product revenues	$130,360	$153,210	$197,257
Service revenues	27,415	39,534	52,567

	157,775	192,744	249,824

Cost of sales:
Product costs	56,484	62,968	78,259
Service costs	21,569	26,334	34,515

	78,053	89,302	112,774

Gross profit	79,722	103,442	137,050
Operating expenses:
Research and development, net	17,357	23,233	31,961
Selling, general and administrative	52,314	63,020	83,070
In-process research and development	—	—	3,154
Acquisition related write-downs	—	—	1,481

Income from operations	10,051	17,189	17,384
Interest income	1,781	2,282	3,916
Interest expense	(1,270)	(981)	(666)
Other, net	1,755	1,369	368

Income before income taxes	12,317	19,859	21,002
Income tax provision	2,170	1,921	1,930

Net income	$10,147	$17,938	$19,072

Earnings per share:
Basic	$0.46	$0.65	$0.62

Diluted	$0.43	$0.61	$0.58

See notes to consolidated financial statements.

V ERINT SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED JANUARY 31, 2003, 2004 AND 2005

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock		Additional Paid-in Capital	Unearned Stock Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Number of Shares	Par Value				Unrealized Gains (Losses)	Cumulative Translation Adjustment	Total Stockholders’ Equity
Balance, February 1, 2002	18,890,630	$19	$63,447	$—	$(45,002)	$—	$271	$18,735

Comprehensive income:
Net income					10,147			10,147
Translation adjustment							(22)	(22)

Total comprehensive income								10,125
Net proceeds from initial public offering	4,500,000	4	65,351					65,355
Exercise of stock options	275,087	1	1,891					1,892
Stock-based employee compensation expense			59					59

Balance, January 31, 2003	23,665,717	24	130,748	—	(34,855)	—	249	96,166

Comprehensive income:
Net income					17,938			17,938
Translation adjustment							449	449

Total comprehensive income								18,387
Net proceeds from public offerings	5,600,269	6	122,171					122,177
Exercise of stock options	506,731		3,738					3,738
Common stock issued for restricted stock grant	72,700		1,672	(1,672)				—
Amortization of unearned stock compensation				57				57
Common stock issued for business combination	149,731		3,063					3,063
Common stock issued for Employees Stock Purchase Plan	103,584		1,032					1,032
Stock-based employee compensation expense			48					48

Balance, January 31, 2004	30,098,732	30	262,472	(1,615)	(16,917)	—	698	244,668

Comprehensive income:
Net income					19,072			19,072
Unrealized loss on available for sale securities						(151)		(151)
Translation adjustment							1,672	1,672

Total comprehensive income								20,593
Stock issued for convertible debt	136,985	1	2,199					2,200
Exercise of stock options	1,106,687	1	10,665					10,666
Common stock issued for restricted stock grant	65,000		2,282	(2,282)				—
Amortization of unearned stock compensation				502				502
Common stock issued for business combination	90,144		2,977					2,977
Common stock issued for Employee Stock Purchase Plan	80,039		1,725					1,725
Stock-based employee compensation expense			44					44

Balance, January 31, 2005	31,577,587	$32	$282,364	$(3,395)	$2,155	$(151)	$2,370	$283,375

See notes to consolidated financial statements.

V ERINT SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JANUARY 31, 2003, 2004 AND 2005

(IN THOUSANDS)

	2003	2004	2005
Cash flows from operating activities:
Net income	$10,147	$17,938	$19,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,407	10,069	12,903
Provision for doubtful accounts	12	736	141
Operating asset write-down and impairments	—	514	3,020
In-process research and development	—	—	3,154
Changes in operating assets and liabilities:
Accounts receivable	3,234	(5,824)	(6,567)
Inventories	(203)	(6,302)	(1,331)
Prepaid expenses and other current assets	963	(1,144)	(3,620)
Accounts payable and accrued expenses	4,677	5,166	12,676
Advance payments from customers	5,044	7,688	14,385
Liability for severance pay	(92)	413	440
Due to (from) related parties	2,407	(40)	2,798
Other, net	698	(1,823)	32

Net cash provided by operating activities	36,294	27,391	57,103

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired of $1,292 during the year ended January 31, 2004	(9,706)	(6,115)	(45,634)
Purchase of property and equipment	(4,855)	(6,177)	(7,414)
Purchase of short-term investments, net	(60,350)	(90,847)	(44,268)
Capitalization of software development costs	(4,767)	(4,580)	(4,194)

Net cash used in investing activities	(79,678)	(107,719)	(101,510)

Cash flows from financing activities:
Net proceeds from issuance of common stock in connection with public offerings	65,355	122,177	—
Proceeds from issuance of common stock in connection with exercise of stock options and employee stock purchase plan	1,892	4,770	12,391
Repayment of long-term bank loan	—	(42,000)	—
Other, net	(140)	(686)	(400)

Net cash provided by financing activities	67,107	84,261	11,991

Net increase (decrease) in cash and cash equivalents	23,723	3,933	(32,416)
Cash and cash equivalents, beginning of year	49,860	73,583	77,516

Cash and cash equivalents, end of year	$73,583	$77,516	$45,100

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,054	$224	$267

Cash paid during the year for income taxes	$1,086	$1,441	$2,315

See notes to consolidated financial statements.

V ERINT SYSTEMS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 31, 2003, 2004 AND 2005

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

In May 2002, the Company completed an initial public offering of 4,500,000 shares of its common stock at a price of $16.00 per share. The net proceeds of the offering were approximately $65.4 million. In February 2003, the Company used a portion of these proceeds to repay a bank loan of $42 million dollars. In June 2003, the Company completed a public offering of 5,750,000 shares of its common stock at a price of $23.00 per share. The shares offered included 149,731 shares issued to SmartSight Networks Inc.’s former shareholders in connection with its acquisition (see note 7). The net proceeds of the offering were approximately $122.2 million.

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

Short-term Investments—The Company classifies all short-term investments as available for sale, accounted for at fair value, with resulting unrealized gains or losses reported as a separate component of stockholders’ equity.

In connection with the preparation of this report, the Company concluded that it was appropriate to classify investments in Auction Rate Securities (“ARS”) as short-term investments. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates. Previously, such investments had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. However, the Company has revised the classification to report these securities as short-term investments in the Consolidated Balance Sheets. As of January 31, 2005, the Company held $181,440,000 of investments in ARS that are classified as short-term investments. The Company reclassified $123,200,000 and $60,350,000 of investments in ARS as of January 31, 2004 and 2003, respectively, that were previously included in cash and cash equivalents to short-term investments.

The Company has also revised the presentation of the Consolidated Statements of Cash Flows for the years ended January 31, 2004 and 2003 to reflect the purchases and sales of ARS as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the year ended January 31, 2005. In the previously reported Consolidated Statements of Cash Flows for the years ended January 31, 2004 and 2003, net cash used in investing activities related to these short-term investments of $62,850,000 and $60,350,000, respectively, were included in cash and cash equivalents.

This change in classification does not affect previously reported cash flows from operations or from financing activities in the Consolidated Statements of Cash Flows or previously reported Consolidated Statements of Operations for any period.

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

Concentration of Credit Risk—Financial instruments which potentially expose the Company to concentration of credit risk, consist primarily of cash investments and accounts receivable. The Company places its cash investments with high credit-quality financial institutions and currently invests primarily in money market funds placed with major banks and financial institutions, bank time deposits, ARS, corporate debt securities and United States government, corporation and agency obligations and/or mutual funds investing in the like.

The Company believes no significant concentration of credit risk exists with respect to these cash investments. Accounts receivable are generally diversified due to the large number of commercial and government entities comprising the Company’s customer base and their dispersion across many geographical regions. As of January 31, 2004, the Company had one customer whose balance comprised 15% of gross accounts receivable. As of January 31, 2005, there was no single customer balance that comprised 10% of the overall accounts receivable balance. The Company believes no significant concentration of credit risk exists with respect to these accounts receivable.

The carrying amounts of the Company’s cash investments and accounts receivable are reasonable estimates of their fair value.

The Company is required to estimate the collectibility of its accounts receivable each accounting period and record a reserve for bad debts. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer, current and historical collection history and the related aging of past due balances. The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. Reserve requirements are based on the facts available and are re-evaluated and adjusted as additional information is received. The Company’s policy is to account for recoveries of previously reserved for doubtful accounts upon the receipt of cash where there is no evidence of recoverability for items specifically reserved for prior to the receipt of cash.

The roll forward of the allowance for doubtful accounts is as follows:

	Years Ended January 31,
	(In thousands)
	2003	2004	2005
Balance at the beginning of the year	$2,909	$2,545	$3,274
Provision for doubtful accounts	12	736	141
Write-off of bad debts	(399)	(104)	(584)
Acquisition related charges	—	—	372
Other	23	97	170

Balance at the end of the year	$2,545	$3,274	$3,373

Inventories—Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and Equipment, Net—Property and equipment are carried at cost less accumulated depreciation and amortization. The Company depreciates its property and equipment, other than buildings, transportation equipment, and leasehold improvements, on a straight-line basis over periods ranging from two to ten years. Buildings are depreciated over periods ranging from thirty to thirty-five years. Transportation equipment is depreciated over a period ranging from three to fifteen years.

Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term. The cost of maintenance and repairs is charged to operations as incurred. Significant renewals and improvements are capitalized.

Income Taxes—The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided against net deferred tax assets unless, in management’s judgment, it is more likely than not that such deferred tax assets will be realized. For federal income tax purposes for the period from February 1, 2002 until May 15, 2002, the Company’s results were included in the Comverse Technology consolidated tax return, due to Comverse Technology retaining beneficial ownership of more than 80% of the total voting power and value of outstanding common stock of the Company. Income taxes were determined as if the Company was a separate taxpayer. Income taxes payable have been charged to the related parties account in the period that the liability arose, if any.

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

Customers may also purchase separate maintenance contracts, which generally consist of bug-fixing and telephone access to Company technical personnel, but in certain circumstances may also include the right to receive unspecified product updates, upgrades and enhancements. Revenue from these maintenance contracts is recognized ratably over the contract period. Customers may also place a single order to purchase both the Company’s products, as well as maintenance contracts for these products. In such instances, the Company uses vendor-specific objective evidence to determine the fair value of the maintenance portion of the purchase, which is recognized ratably over the maintenance period. Amounts received from customers in excess of revenues earned under maintenance contracts are recorded as advance payments from customers.

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

Software Development Costs—Software development costs are capitalized upon the establishment of technological feasibility and are amortized on a straight-line basis over the estimated useful life of the software, which is generally four years or less. Amortization begins in the period in which the related product is available for general release to customers. Amortization of software development costs amounted to approximately $3,721,000, $4,266,000 and $3,797,000 for the years ended January 31, 2003, 2004 and 2005, respectively. In addition, during the year ended January 31, 2005, the Company recorded write-downs of approximately $1,481,000 of capitalized software development costs to its estimated net realizable value, as a result of duplicative technology that arose following the acquisition of ECtel during the period (see Note 7).

At January 31, 2004 and 2005, capitalized software development costs of approximately $10,815,000 and $9,728,000, respectively, net of accumulated amortization of $23,361,000 and $10,350,000, respectively, were included in ‘Other assets’ in the Consolidated Balance Sheets. The Company reviews capitalized software development costs for impairment at the end of each fiscal year, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized if estimated net realizable value of the software is less than its carrying amount. The net realizable value is the estimated future gross revenue from the software reduced by the estimated future costs of completing and supporting the software.

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

Net gains (losses) from foreign currency transactions, included in the Consolidated Statements of Operations, were approximately $2,505,000, $669,000, and $(50,000) for the years ended January 31, 2003, 2004 and 2005, respectively.

The Company is exposed to market risk from changes in foreign currency exchange rates and may, from time to time, use foreign currency exchange contracts and other derivative instruments to reduce its exposure to the risk that the eventual net cash inflows and outflows resulting from its operations in foreign currencies will be adversely affected by changes in exchange rates. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company’s operating results. These instruments are not designated as hedges and the change in fair value is included in income currently. As of January 31, 2004, and 2005 the Company had no material outstanding foreign exchange contracts.

Goodwill and Other Intangible Assets -Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Other intangible assets include identifiable acquired technology, trade name, customer relationships, sales backlog and non-competition agreements. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill and certain intangible assets are no longer amortized, but rather are reviewed for impairment on at least an annual basis. The Company has performed these reviews and deemed there to be no such impairment as of January 31, 2004 and 2005. Other intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives of up to ten years.

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

Stock-Based Employee Compensation— The Company applies the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based employee compensation. Accordingly, stock-based employee compensation cost is recognized only when employee stock options are granted with exercise prices below the fair market value at the date of grant. Any resulting stock-based employee compensation cost is recognized ratably over the associated service period, which is generally the option vesting period. During the years ended Janauary 31, 2003, 2004 and 2005, the Company recognized stock-based employee compensation cost in the Consolidated Statements of Operations of approximately $59,000, $48,000 and $44,000, respectively, related to certain employee stock options granted with an exercise price below the fair market value at the date of grant. As of January 31, 2004 and 2005 employee stock options to purchase 40,891 and 23,886 shares, respectively, of the Company’s common stock were outstanding with exercise prices below the fair market value at the date of the grant. All other employee stock options have been granted at exercise prices equal to fair market value on the date of grant, and, accordingly, no compensation expense has been recognized by the Company in the Consolidated Statements of Operations.

During the years ended January 31, 2004 and 2005, the Company granted shares of restricted stock to certain key employees.

For the years ended January 31, 2004, and 2005, respectively, stock-based employee compensation expense relating to restricted stock of approximately $57,000 and $502,000 is included in ‘Selling, general and administrative’ expenses in the Consolidated Statements of Operations.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for all periods:

	Years Ended January 31,
	2003	2004	2005
	(In thousands, except per share amounts)
Net income as reported	$10,147	$17,938	$19,072
Less: Stock- based employee compensation cost determined under the fair value method, net of related tax effects	(4,192)	(5,304)	(8,265)

Pro forma net income	$5,955	$12,634	$10,807

Net income per share:
Basic - as reported	$0.46	$0.65	$0.62

Basic - pro forma	$0.27	$0.46	$0.35

Diluted - as reported	$0.43	$0.61	$0.58

Diluted - pro forma	$0.25	$0.43	$0.33

The fair value of these options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended January 31,
	2003	2004	2005
Risk free rate	4.27%	3.50%	3.56%
Dividend yield	0%	0%	0%
Volatility	77.7%	79.6%	70.1%
Expected option life	5 years	5 years	5 years

The weighted-average fair value of options granted for the years ended January 31, 2003, 2004 and 2005 is estimated at $12.69, $12.91 and $20.38 per share, respectively.

Bank Loans – In January 2002, the Company took a long-term bank loan in the amount of $42 million. This loan matured in February 2003 and bore interest at LIBOR plus 0.55%. The loan was guaranteed by Comverse Technology and was repaid on February 28, 2003.

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

Effect of New Accounting Pronouncements— In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123(R)”) which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005, which for the Company is February 1, 2006 (the “Effective Date”). Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and (ii) expense the non-vested portions of existing option grants going forward over their remaining vesting period. Compensation expense for the non-vested portions of existing option grants as of the Effective Date will be recorded based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to adopt a fair value-based method for measuring the compensation expense related to employee stock and stock options awards; this will lead to substantial additional compensation expense. Any such expense, although it will not affect the Company’s cash flows, will have a material negative impact on the Company’s reported results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring that such items be recognized as current-period charges regardless of whether they meet the ARB No. 43, Chapter 4 criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.

A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for reporting periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provides additional guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued, however the adoption of EITF 03-1 in its current form is not expected to have a material effect on the Company’s consolidated financial statements.

Reclassifications- Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year. Refer to the description under Short-Term Investments found earlier in this Note 2 regarding revisions to the presentation of certain investments in the consolidated financial statements.

3.	Research and Development

A significant portion of the Company’s research and development operations are located in Israel where the Company derives substantial benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. The Company’s research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the “OCS”) under which the OCS reimburses a portion of the Company’s research and development expenditures under approved project budgets. The Company accrues royalties to the OCS for the sale of products incorporating technology developed in these projects up to the amount of such funding, plus interest in certain circumstances. The terms of the applicable funding agreements limit the Company’s ability to manufacture products, or transfer technologies, outside of Israel if such products or technologies were developed under these funding agreements. The amounts reimbursed by the OCS for the years ended January 31, 2003, 2004 and 2005 were $5,221,000, $3,750,000, and $3,173,000, respectively. The Company also benefited from other reimbursements of research and development expenses amounting to $233,000 and $910,000 for the years ended January 31, 2004 and 2005, respectively.

4.	Short-term Investments

The Company classifies all of its short-term investments as available-for-sale securities.

As previously noted under Short-Term Investments in Note 2, the Company concluded that it was appropriate to classify investments in ARS as short-term investments. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates. Previously, such investments had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. Accordingly, the Company has revised the classification to report these securities as short-term investments in the Consolidated Balance Sheets.

The following is a summary of available-for-sale securities as of January, 31, 2005:

	Cost	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate debt securities	$1,028	$7	$1,021
Auction rate securities	181,440	—	181,440
U.S. Government corporation and agency bonds	12,997	144	12,853

Total debt securities	$195,465	$151	$195,314

The following is a summary of available-for-sale securities as of January 31, 2004:

	Cost	Estimated Fair Value
	(In thousands)
Corporate debt securities	$15,000	$15,000
Auction rate securities	123,200	123,200
U.S. Government corporation and agency bonds	3,000	3,000

Total debt securities	141,200	141,200

Mutual funds *	9,997	9,997

	$151,197	$151,197

*	Investing in U.S. Government and U.S. Government corporation and agency obligations, corporate debt securities, commercial paper and/or asset-backed securities.

The Company held no significant investments that had been in a continuous unrealized loss position for 12 months or greater as of January 31, 2005. The Company evaluates investments with unrealized losses to determine if the losses are other-than-temporary. The gross unrealized losses as of January 31, 2005 are due primarily to changes in interest rates and the Company has determined that such diminution in value is temporary. In making this determination, the Company considered its ability to hold the investments to maturity, the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments cost and the length of time the investments have been in an unrealized loss position.

During the year ended January 31, 2005, the gross realized gains on sales of securities totaled approximately $22,000. During the year ended January 31, 2004, the gross realized gains on sales of securities totaled approximately $14,000.

The amortized cost and estimated fair value of debt securities at January 31, 2005, by contractual maturity, are as follows; substantially all securities with maturities after three years are ARS:

	Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$2,028	$2,017
Due after one year through three years	22,447	22,307
Due after three years through five years	3,200	3,200
Due after five year through ten years	4,350	4,350
Due after ten year through twenty years	19,290	19,290
Due after twenty years	144,150	144,150

	$195,465	$195,314

5.	Inventories

Inventories consist of:

	January 31,
	2004	2005
	(In thousands)
Raw materials	$7,169	$6,067
Work in process	2,186	4,179
Finished goods	6,478	7,021

	$15,833	$17,267

6.	Property and Equipment, Net

Property and equipment consist of:

	January 31,
	2004	2005
	(In thousands)
Fixtures and equipment	$18,836	$20,282
Land	525	525
Buildings and building improvements	5,240	5,417
Software	2,965	5,586
Transportation vehicles	836	1,367
Leasehold improvements	1,728	2,374

	30,130	35,551
Less accumulated depreciation and amortization	16,001	18,011

	$14,129	$17,540

7.	Business Combinations

On September 2, 2004, the Company, through a subsidiary, acquired all of the outstanding stock of RP Sicherheitssysteme GmbH (“RP Security”), a company in the business of developing and selling mobile digital video security solutions for transportation applications. RP Security, headquartered in Flensburg, Germany, was founded in 1999 and had approximately 50 employees at closing. The purchase price consisted of approximately $9,028,000 in cash and 90,144 shares of the Company’s common stock. In addition, the shareholders of RP Security will be entitled to receive earn-out payments over three years based on the Company’s worldwide sales, profitability and backlog of mobile video products in the transportation market during that period. Shares issued as part of the purchase price were accounted for with value of approximately $2,977,000, or $33.03 per share. In connection with this acquisition, the Company incurred transaction costs, consisting primarily of professional fees, amounting to approximately $520,000.

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

The value allocated to goodwill in RP Security is not deductible for income tax purposes.

As a result of the acquisition of RP Security, the Company wrote down certain inventory and accounts receivable balances that became impaired due to the existence of duplicative technology and, accordingly, were written-down to their net realizable value at the date of acquisition. Such write-down amounted to $899,000 and is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statements of Operations.

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

In accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs,” as interpreted by FASB Interpretation No. 4, amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the acquisition date. At the acquisition date, it was estimated that the purchased in-process research and development was approximately 40% complete and it was expected that the remaining 60% would be completed during the ensuing year. The fair value of the purchased in-process research and development was determined with the assistance of an independent appraisal specialist using the income approach, which reflects the projected free cash flows that will be generated by the purchased in-process research and development projects and discounting the projected net cash flows back to their present value using a discount rate of 21%.

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

The value allocated to goodwill in ECtel will be deducted for income tax purposes.

The summary unaudited pro forma condensed consolidated results of operations for the years ended January 31, 2004 and 2005, assuming the acquisitions of RP Security and ECtel had occurred on February 1, 2003, would have reflected consolidated revenues of approximately $211,972,000 and $254,218,000, net income of approximately $12,158,000 and $15,804,000, basic earnings per share of $0.44 and $0.51 and diluted earnings per share of $0.41 and $0.48, respectively. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the periods presented. In addition, the pro forma results are not necessarily indicative of the results that will occur in the future and do not reflect any potential synergies that might arise from the combined operations.

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

The following is a summary of the allocation of the purchase price for this acquisition:

(In thousands)
Purchase price	$10,207
Acquisition costs	263

Total purchase price	$10,470

Fair value of net assets acquired	$1,880
Sales backlog	370
Trade name	82
Acquired technology	591
Customer relationships	295
Non-competition agreements	739
Goodwill	6,513

Total purchase price	$10,470

Purchase price paid in cash	$7,407
Shares issued	3,063

Total purchase price	$10,470

The value allocated to goodwill in SmartSight is not deductible for income tax purposes.

The summary unaudited pro forma consolidated results of operations, assuming the SmartSight acquisition had occurred on February 1, 2002, would have reflected consolidated revenues of approximately $165,691,000 and $194,407,000, net income of approximately $11,443,000 and $18,147,000, basic earnings per share of $0.51 and $0.65 and diluted earnings per share of $0.48 and $0.62 for the years ended January 31, 2003 and 2004, respectively.

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

The following is a summary of the allocation of the purchase price for this acquisition:

(In thousands)
Purchase price	$11,710
Acquisition costs	196

Total purchase price	$11,906

Fair value of net assets acquired	$2,810
Sales backlog	180
Trade name	115
Acquired technology	740
Non-competition agreements	350
Goodwill	7,711

Total purchase price	$11,906

Purchase price paid in cash	$9,706
Convertible note	2,200

Total purchase price	$11,906

The value allocated to goodwill in Lanex is deducted for income tax purposes.

8.	Intangible Assets

The composition of intangible assets at January 31, 2004 and January 31, 2005 is as follows:

	Useful Life	January 31, 2004	January 31, 2005
		(In thousands)
Sales backlog	Up to 3 years	$557	$3,249
Acquired technology	3 to 5 years	1,345	6,902
Customer relationships	5 years	302	2,239
Non-competition agreements	3 to 10 years	1,105	3,540
Trade names	1 to 3 years	198	255

		3,507	16,185
Less accumulated amortization		1,456	4,159

		$2,051	$12,026

Amortization of intangible assets was $984,000 and $2,629,000 for the years ended January 31, 2004 and 2005, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year Ending January 31,	(In thousands)
2006	$4,212
2007	2,683
2008	1,962
2009	1,738
2010	739
2011 and thereafter	692

$12,026

9.	Goodwill

Changes in goodwill for the years ended January 31, 2004, and January 31, 2005, are as follows:

(In thousands)
Balance at February 1, 2003	$7,711
Acquisition of SmartSight Networks Inc.	6,513
Other	140

Balance at January 31, 2004	14,364
Acquisition of ECtel	25,054
Acquisition of RP Security	9,164
Other	1,043

Balance at January 31, 2005	$49,625

10.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of:

	January 31,
	2004	2005
	(In thousands)
Accounts payable	$16,372	$24,846
Accrued compensation	8,684	10,635
Accrued royalties	7,696	9,861
Accrued vacation	3,921	4,910
Accrued warranty costs	2,599	2,741
Other	10,292	14,019

	$49,564	$67,012

11.	Liability for Severance Pay

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

Employee Stock Options—As of January 31, 2005, 3,687,839 shares of common stock were reserved for issuance upon the exercise of stock options then outstanding and 2,013,823 shares were available for future grant under the Company’s Stock Option Plan, under which options or restricted stock may be granted to key employees, directors, and other persons rendering services to the Company. Options which are designated as “incentive stock options” under the option plan may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as “incentive stock options” may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plan in the event of stock dividends, recapitalizations and similar transactions. The right to exercise options generally vests in increments over periods of up to four years from the date of grant or the date of commencement of the grantee’s employment with the Company, up to a maximum term of fifteen years for all options granted.

The changes in the number of options were as follows:

	Years Ended January 31,
	2003	2004	2005
Outstanding at beginning of period	2,788,776	2,853,671	3,558,459
Granted during the period	581,249	1,414,054	1,395,650
Exercised during the period	(275,087)	(506,731)	(1,106,687)
Cancelled, terminated and expired	(241,267)	(202,535)	(159,583)

Outstanding at end of period	2,853,671	3,558,459	3,687,839

At January 31, 2005, options to purchase an aggregate of 1,085,996 shares were vested and currently exercisable under the option plan and options to purchase an additional 2,601,843 shares vest at various dates extending through the year 2008.

Weighted average option exercise price information was as follows:

	Years Ended January 31,
	2003	2004	2005
Outstanding at beginning of period	$7.26	$8.75	$13.03
Granted during the period	$15.05	$19.60	$33.77
Exercised during the period	$6.88	$7.38	$9.65
Cancelled, terminated and expired	$8.78	$12.79	$20.50
Outstanding at end of period	$8.75	$13.03	$21.57
Exercisable at end of period	$6.60	$7.65	$10.77

Significant option groups outstanding at January 31, 2005 and related weighted average exercise price and life information were as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01 - $ 4.60	34,990	1.3	$0.55	34,990		$0.55
$ 4.61 - $ 6.90	510,074	4.1	$6.04	509,879		$6.04
$ 6.91 - $ 9.20	316,345	6.3	$8.70	156,176		$8.70
$ 9.21 - $16.10	347,417	7.0	$15.75	141,165		$15.63
$16.11 - $18.40	531,491	8.0	$17.00	95,907		$17.00
$18.41 - $20.70	103,750	8.3	$19.83	27,437		$19.83
$20.71 - $23.00	493,822	8.7	$22.91	109,255		$22.93
$23.01 - $29.90	223,950	9.2	$28.41	687		$28.41
$29.91 - $32.20	24,000	9.4	$31.78	10,500		$31.78
$32.21 - $36.80	1,102,000	9.8	$35.11	0	$	N/A

	3,687,839	7.9	$21.57	1,085,996		$10.77

Employee Restricted Stock – In December 2003 and 2004, the Company granted 72,700 and 65,000 shares of restricted stock, respectively, to certain key employees of the Company. Unearned stock compensation of approximately $1,672,000 and $2,282,000 was recorded for 2003 and 2004, respectively, based on the fair market value of the Company’s common stock at the date of grant, or $23.00 and $35.11 per share. Unearned stock compensation is shown as a separate component of stockholders’ equity and is being amortized to expense over the four year vesting period of the restricted stock. Amortization of unearned stock compensation for the years ended January, 31, 2004 and 2005 was approximately $57,000 and $502,000, respectively, and was included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The restricted stock has all the rights and privileges of the Company’s common stock, subject to certain restrictions and forfeiture provisions. At January 31, 2005, all 137,700 shares were subject to restriction.

Employee Stock Purchase Plan -The Company adopted its 2002 Employee Stock Purchase Plan, which was amended and restated on May 22, 2003, under which all employees who have completed three months of employment are entitled, through payroll deductions of amounts up to 10% of their base salary, to purchase shares of the Company’s common stock at 85% of the lesser of the market price at the offering commencement date or the offering termination date. The number of shares available under this Employee Stock Purchase Plan is 1,000,000, of which 183,623 had been issued as of January 31, 2005.

13.	Earnings Per Share (EPS)

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share further assumes the issuance of common shares for all potentially dilutive issuances of stock. The calculation for earnings per share for the years ended January 31, 2003, 2004 and 2005 is as follows:

	Year ended January 31, 2003			Year ended January 31, 2004			Year ended January 31, 2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share data)
Basic EPS
Net Income	$10,147	22,165	$0.46	$17,938	27,690	$0.65	$19,072	30,894	$0.62

Effect of Dilutive Securities
Stock Options		1,240			1,600			1,650
Restricted Stock		—			10			82
Convertible Note		137			137			—

Diluted EPS	$10,147	23,542	$0.43	$17,938	29,437	$0.61	$19,072	32,626	$0.58

14.	Related Party Transactions

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

For the years ended January 31, 2003, 2004 and 2005, the Company recorded expenses of $525,000, $575,000, and $625,000, respectively, for the services provided by Comverse Technology. As of February 1, 2004, the Company pays Comverse Technology a quarterly fee of $156,250, subject to adjustment, for services provided by Comverse Technology during each fiscal quarter. In addition, the Company agreed to reimburse Comverse Technology for any out-of-pocket expenses incurred by Comverse Technology in providing the services. During the years ended January 31, 2003, 2004 and 2005, no amounts were paid to Comverse Technology for reimbursement of out-of-pocket expenses. The term of this agreement extends to January 31, 2006 and is automatically extended for additional twelve-month periods unless terminated by either Comverse Technology or the Company. Not more that once every six month period Comverse Technology and the Company may mutually agree to modify the fee or the scope of services being provided.

Enterprise Resource Planning Software Sharing Agreement—In January 2002, the Company entered into an enterprise resource planning (“ERP”) software sharing agreement with Comverse, Ltd., a subsidiary of Comverse Technology. Under this agreement, Comverse Ltd. agreed to continue to share the use of specific ERP software with the Company and undertook to exert its reasonable commercial efforts to arrange for the ongoing operation, maintenance and support of the software for an annual fee of $100,000. The terms of the ERP Software Sharing Agreement and the fee payable to Comverse Ltd. were determined by arm’s length negotiations between the Company and Comverse Ltd. In addition, the Company agreed to reimburse Comverse Ltd. for out-of-pocket expenses incurred by Comverse Ltd. in providing the services. The parties amended this agreement on December 31, 2003 extending the term of the agreement from February 1, 2004 until January 31, 2007, and updated the annual fees for the years ending January 31, 2005, 2006 and 2007 to $142,000, $147,000 and $152,000, respectively. In addition, during the year ended January 31, 2004, the Company agreed to make an additional one-time payment to Comverse Ltd. in the amount of $175,000, in connection with upgrading the ERP system. The total amounts recorded by the Company relating to the ERP software sharing agreement amounted to $100,000, $287,000, and $205,000 for the years ended January 31, 2003, 2004 and 2005, respectively. The amounts recorded for the year ended January 31, 2005 also include reimbursement to Comverse Ltd. of approximately $63,000 for out-of-pocket expenses.

In addition, the parties further amended this agreement on April 11, 2005 to provide for the Company to receive additional software licenses, as well as hosting and support services from Comverse Ltd. In addition to the payments described above, the Company will pay to Comverse Ltd. an amount not to exceed $377,000 during the year ending January 31, 2006 for additional licenses and for services to be performed by Comverse Ltd., and then an additional amount per fiscal year thereafter not to exceed $41,000 for continuing support obligations.

Satellite Services Agreement—In January 2002, the Company entered into a services agreement with Comverse Inc., a subsidiary of Comverse Technology, pursuant to which Comverse Inc. and its subsidiaries provide the Company with the exclusive use of the services of specified employees of Comverse Inc. and its facilities where such employees are located. Under this agreement, the Company pays Comverse Inc. a fee, which is equal to the expenses Comverse Inc. incurs in providing these services plus ten percent. During the years ended January 31, 2003, 2004 and 2005, the Company recorded expenses of $1,809,000, $2,200,000, and $3,403,000, respectively, for these services provided by Comverse, Inc. during these periods.

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

Charges to these subsidiaries of Comverse Technology reduced operating expenses by approximately $175,000, $125,000, and $82,000 for the years ended January 31, 2003, 2004 and 2005, respectively.

Federal Income Tax Sharing Agreement—The Company has a tax sharing agreement with Comverse Technology. Comverse Technology is the parent company of a group of companies which includes the Company and for which Comverse Technology files a consolidated federal income tax return. Under the terms of the tax sharing agreement, during years in which Comverse Technology filed a consolidated federal income tax return which includes the Company, the Company was required to pay Comverse Technology an amount equal to the Company’s separate tax liability, if any, computed by Comverse Technology in its reasonable discretion. The Company’s separate tax liability generally is the amount of federal income tax that the Company would owe if the Company had filed a tax return independent of the Comverse Technology group. If the calculation of the Company’s separate tax liability for any year results in a net operating loss or capital loss, the Company was not entitled to receive any payments from Comverse Technology with respect to such loss in such year or as a result of carrying such loss back to any prior year or forward to any future year, or otherwise to take such loss into account in determining the Company’s liability to Comverse Technology, including in the event that Comverse Technology utilizes such loss to reduce its own tax liability so that such loss is not available to the Company in the event of deconsolidation. The tax sharing agreement also provided for certain payments in the event of adjustments to the tax liability. The tax sharing agreement continues in effect until 60 days after the expiration of the applicable statute of limitations with respect to the final year of the Comverse Technology consolidated group which includes the Company. Upon completion of the Company’s initial public offering in May 2002 Comverse Technology’s ownership was reduced below 80% of the voting power and value of outstanding common stock of the Company. The Company began filing federal tax returns on a stand-alone basis starting May 16, 2002.

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

Under the proxy agreement, the Company appointed three U.S. citizens that have the requisite personal security clearance as directors of Verint Technology and as holders of proxies to vote the stock of Verint Technology. These individuals are responsible for the oversight of Verint Technology’s security arrangements, including the separation of Verint Technology from the Company and the Company’s affiliates. As proxy holders, these individuals have the power to exercise all prerogatives of ownership of Verint Technology, except that without obtaining the Company’s express written approval they may not authorize any individual sale or disposal of capital assets constituting a material amount of Verint Technology’s assets, the mortgaging of assets other than for working capital or capital improvement purposes, any merger, consolidation, reorganization or dissolution of Verint Technology or the filing of a petition under the federal bankruptcy laws.

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

Transactions with an Affiliate—The Company sells products and services to Verint Systems (Singapore) PTE LTD (formerly—Comverse Infosys (Singapore) PTE LTD) (“Verint Singapore”) an affiliated systems integrator in which the Company holds 50% equity interest. Sales to Verint Singapore were approximately $2,286,000, $4,722,000, and $2,073,000 for the years ended January 31, 2003, 2004 and 2005, respectively. The Company sells its products and services to Verint Singapore on the same terms the Company sells similar products and services to their non-affiliated customers. In addition, the Company was charged marketing, office service fees and customer support fees by that affiliate. These fees were approximately $361,000, $630,000, and $691,000 for the years ended January 31, 2003, 2004 and 2005, respectively. The Company believes that Verint Singapore has determined these charges on the basis of its estimated costs in providing such services.

15.	Income taxes

The provision for income taxes consists of the following:

	Years Ended January 31,
	2003	2004	2005
Current provision:
Federal	$—	$466	$198
State	360	994	1,070
Foreign	1,729	215	1,079

Total current	2,089	1,675	2,347

Deferred provision:
Federal	—	—	(53)
State	—	—	—
Foreign	81	246	(364)

Total deferred	81	246	(417)

	$2,170	$1,921	$1,930

The reconciliation of the U.S. Federal statutory tax rate to the Company’s effective tax rate is as follows:

	Years Ended January 31,
	2003	2004	2005
U.S. Federal statutory rate	34%	34%	34%
Change in valuation allowance	(34)	(31)	(34)
Foreign and state income taxes	18	7	9

Company’s effective tax rate	18%	10%	9%

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carry forwards. The tax effects of significant items comprising the Company’s deferred tax assets and liabilities at January 31, 2004 and 2005 are as follows:

	January 31,
	2004	2005
	(In thousands)
Deferred tax liability:
Expenses deductible for tax purposes and not for financial reporting purposes	$(1,006)	$(1,180)

Deferred tax assets:
Reserves not currently deductible	5,097	4,414
Tax loss carry-forwards	7,724	6,687

	12,821	11,101
Less: valuation allowance	(12,160)	(7,614)

Net deferred tax assets (liabilities)	$(345)	$2,307

As of January 31, 2005 the Company had approximately $19 million of net operating loss carry forwards for federal income tax purposes. These carry forwards will begin to expire in 2021 if not utilized.

Income tax has not been provided on unrepatriated earnings of foreign subsidiaries, as currently it is the intention of the Company to reinvest such foreign earnings in their operations.

16.	Business Segment Information

The Company operates in one business segment – providing actionable intelligence solutions. The Company provides analytic software-based solutions to the security and business intelligence markets. Summarized financial information for the Company’s reportable geographic segments is presented in the following table. Sales in each geographic segment represent sales originating from that segment. Significant non-cash items represent write-down and impairments of operating assets and a charge for in-process research and development. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Reconciling items consist of the following:

•	Sales – elimination of inter-segment revenues.

•	Costs and expenses – primarily the elimination of inter-segment purchases.

•	Operating income (loss) – elimination of inter-segment operating income (loss).

•	Depreciation and amortization – elimination of inter-segment profit.

•	Total assets – elimination of inter-segment receivables.

	United States	Israel	United Kingdom	Canada	Germany	Other	Reconciling Items	Consolidated Totals
	(In thousands)
Year Ended January 31, 2003
Sales	$85,817	$62,622	$22,897	$804	$9,784	$1,028	$(25,177)	$157,775
Costs and expenses	(80,847)	(57,477)	(21,624)	(777)	(10,361)	(1,743)	25,105	(147,724)

Operating income (loss)	$4,970	$5,145	$1,273	$27	$(577)	$(715)	$(72)	$10,051

Depreciation and amortization	$3,631	$4,973	$354	$—	$323	$126	$—	$9,407

Significant non-cash items	$—	$—	$—	$—	$—	$—	$—	$—

Year Ended January 31, 2004
Sales	$101,703	$75,805	$24,769	$8,705	$9,924	$1,190	$(29,352)	$192,744
Costs and expenses	(88,180)	(68,396)	(25,580)	(7,561)	(11,327)	(2,066)	27,555	(175,555)

Operating income (loss)	$13,523	$7,409	$(811)	$1,144	$(1,403)	$(876)	$(1,797)	$17,189

Depreciation and amortization	$3,106	$5,415	$413	$812	$495	$34	$(206)	$10,069

Significant non-cash items	$9	$405	$2	$97	$1	$—	$—	$514

Year Ended January 31, 2005
Sales	$125,482	$94,156	$31,576	$21,886	$14,010	$2,015	$(39,301)	$249,824
Costs and expenses	(111,473)	(92,765)	(31,057)	(18,532)	(15,818)	(2,727)	39,932	(232,440)

Operating income (loss)	$14,009	$1,391	$519	$3,354	$(1,808)	$(712)	$631	$17,384

Depreciation and amortization	$3,595	$7,012	$434	$831	$947	$84	$—	$12,903

Significant non-cash items	$1,371	$4,789	$—	$14	$—	$—	$—	$6,174

Total assets by country of domicile consist of:

	January 31,
	2004	2005
	(In thousands)
United States	$221,823	$264,975
Israel	98,867	117,017
United Kingdom	10,501	12,684
Canada	14,189	19,828
Germany	8,425	27,598
Other	1,804	2,540
Reconciling items	(26,903)	(45,664)

	$328,706	$398,978

Long-lived assets by country of domicile consist of:

	January 31,
	2004	2005
	(In thousands)
United States	$8,537	$8,947
Israel	14,645	15,582
United Kingdom	734	523
Canada	414	1,261
Germany	3,486	3,974
Other	268	407

	$28,084	$30,694

Sales by country, based on end-user location, as a percentage of total sales were as follows:

	January 31,
	2003	2004	2005
United States	49%	52%	51%
United Kingdom	16%	13%	13%
Other	35%	35%	36%

	100%	100%	100%

No single customer accounted for 10% or more of sales for the years ended January 31, 2003, 2004 and 2005.

17.	Commitments and Contingencies

Leases—The Company leases office, manufacturing, and warehouse space under non-cancelable operating leases. Rent expense for all leased premises approximated $3,385,000, $4,172,000 and $4,970,000 in the years ended January 31, 2003, 2004 and 2005, respectively.

As of January 31, 2005, the minimum annual rent obligations of the Company were approximately as follows:

Years Ending January 31,	Amount
(In thousands)
2006	$4,558
2007	3,687
2008	3,682
2009	3,723
2010	3,548
2011 and thereafter	15,134

$34,332

Purchase Obligations – The Company is obligated under certain agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

As of January 31, 2005, the Company’s purchase obligations were approximately as follows:

Years Ending January 31,	Amount
(In thousands)
2006	$14,035
2007	3,834
2008	488
2009	488
2010	245

$19,090

Licenses and Royalties—The Company licenses certain technology, “know-how” and related rights for use in the manufacture and marketing of its products, and pays royalties to third parties under such licenses and under other agreements entered into in connection with research and development financing. The Company currently pays royalties to the OCS on a substantial portion of its product sales in varying amounts based upon the revenues attributed to the various components of such products. Royalties paid to the OCS typically range between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) are required to be paid until the funding organization has received total royalties amounting to 100% of the amounts received by the Company under the approved project budgets, plus interest in certain circumstances. As of January 31, 2005, the Company received approximately $55.9 million in cumulative grants from the OCS and has recorded approximately $26.5 million in cumulative royalties to the OCS.

Dividend Restrictions— The ability of the Company’s Israeli subsidiary to pay dividends is governed by Israeli law, which provides that dividends may be paid by an Israeli corporation only out of its earnings as defined in accordance with the Israeli Companies Law of 1999, provided that there is no reasonable concern that such payment will cause such subsidiary to fail to meet its current and expected liabilities as they come due. In the event of a devaluation of the Israeli currency against the dollar, the amount in dollars available for payment of cash dividends out of prior years’ earnings will decrease accordingly. Cash dividends paid by an Israeli corporation to United States resident corporate parents are subject to the Convention for the Avoidance of Double Taxation between Israel and the United States. Under the terms of the Convention, such dividends are subject to taxation by both Israel and the United States and, in the case of Israel, such dividends out of income derived in respect of a period for which an Israeli company is entitled to the reduced tax rate applicable to an Approved Enterprise are generally subject to withholding of Israeli income tax at source at a rate of 15%. The Israeli company is also subject to additional Israeli taxes in respect of such dividends, generally equal to the tax benefits previously granted in respect of the underlying income by virtue of the Approved Enterprise status.

Guaranties—The Company has obtained bank guaranties primarily to secure its performance of certain obligations under contracts with customers. These guaranties, which aggregated $6,209,000 at January 31, 2005, are to be released by the Company’s performance of specified contract milestones, which are scheduled to be completed primarily during 2005.

Litigation— From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is currently a party to any pending legal action that could reasonably be expected to have a material adverse effect on its business, financial condition and results of operations.

18.	Selected Quarterly Data (Unaudited)

The following table shows selected results of operations for each of the quarters during the years ended January 31, 2003 and 2004:

	Fiscal Quarters ended
	April 30, 2003	July 31, 2003	Oct. 31, 2003	Jan. 31, 2004	April 30, 2004	July 31, 2004	Oct. 31, 2004	Jan. 31, 2005
	(In thousands, except per share amounts)
Sales	$44,415	$46,892	$49,012	$52,425	$56,638	$60,167	$63,989	$69,030
Gross profit	23,503	25,126	26,452	28,361	30,881	33,061	34,754	38,354
Net income	3,512	3,977	4,667	5,782	1,514	5,671	5,180	6,707

Diluted earnings per share	$0.14	$0.14	$0.15	$0.18	$0.05	$0.17	$0.16	$0.20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERINT SYSTEMS INC. (Registrant)

April 15, 2005	By:	/s/ Dan Bodner
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

/s/ Dan Bodner	April 15, 2005
Dan Bodner, Chief Executive Officer and President; Director (Principal Executive Officer)

/s/ Igal Nissim	April 15, 2005
Igal Nissim, Chief Financial Officer; Director (Principal Financial and Accounting Officer)

/s/ Kobi Alexander	April 15, 2005
Kobi Alexander, Chairman of the Board of Directors; Director

/s/ Avi T. Aronovitz	April 15, 2005
Avi T. Aronovitz, Director

/s/ Paul D. Baker	April 15, 2005
Paul D. Baker, Director

/s/ Victor A. DeMarines	April 15, 2005
Victor A. DeMarines, Director

/s/ David Kreinberg	April 15, 2005
David Kreinberg, Director

/s/ David T. Ledwell	April 15, 2005
David T. Ledwell, Director

/s/ Kenneth A. Minihan	April 15, 2005
Kenneth A. Minihan, Director

/s/ Larry Myers	April 15, 2005
Larry Myers, Director

/s/ Paul L. Robinson	April 15, 2005
Paul L. Robinson, Director

/s/ Howard Safir	April 15, 2005
Howard Safir, Director

/s/ William F. Sorin	April 15, 2005
William F. Sorin, Director