Form 10-K/A
period 2005-01-31
VERINT SYSTEMS INC
filed 2005-04-25
CIK 1166388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-K/A is being filed solely to correct administrative errors in Item 7 of Verint Systems Inc.’s Annual Report on Form 10-K for the year ended January 31, 2005, filed with the Securities and Exchange Commission on April 18, 2005. Specifically, in the fourth paragraph under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”, the increase in 2004 revenues generated by sales of the Company’s security solutions, as compared to fiscal 2003, was reported as “approximately 35%,” rather than “approximately 29%.” In addition, in the same paragraph, the increase in 2004 revenues generated by sales of the Company’s business intelligence solutions, as compared to fiscal 2003, was reported as “approximately 26%” rather than “approximately 31%.” Accordingly, we are amending and restating Item 7 in its entirety. In addition, in connection with the filing of this amendment, we are including as exhibits certain required currently dated certifications of our Chief Executive Officer and Chief Financial Officer. No other changes are being made by means of this filing.

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

In fiscal 2004 and 2003, sales of the Company’s security solutions contributed approximately two thirds of its revenue, with the remaining one third contributed by sales of its business intelligence solutions. Revenues generated by sales of the Company’s security solutions increased approximately 29% in fiscal 2004 as compared to fiscal 2003 and approximately 31% in fiscal 2003 as compared to fiscal 2002. Revenues generated by sales of the Company’s business intelligence solutions increased approximately 31% in fiscal 2004 as compared to fiscal 2003 and increased approximately 8% in fiscal 2003 as compared to fiscal 2002. The Company’s actionable intelligence solutions are sometimes sold to customers who apply them for both security and business intelligence.

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

Research and Development Expenses, net. Research and development expenses, net, for fiscal 2003 increased by approximately $5.9 million, or 34%, compared to fiscal 2002. The net increase was attributable to an increase in personnel related costs and subcontractors’ work amounting to approximately $3.9 million, a decrease in government reimbursement of approximately $1.2 million, an increase in travel related expenses of approximately $0.3 million and an increase of approximately $0.5 million in other expenses. Capitalization of software development costs amounted to approximately $4.6 million and approximately $4.8 million in fiscal 2003 and 2002, respectively. Reimbursements under government programs amounted to approximately $4.0 million and approximately $5.2 million in fiscal 2003 and 2002, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2003 increased by approximately $10.7 million, or 20%, compared to fiscal 2002. This increase was attributable to an increase in compensation and benefits for existing personnel and an increase in headcount to support the increased level of sales in fiscal 2003 totaling approximately $5.3 million, an increase in agent commissions of approximately $0.7 million, an increase in travel expenses of approximately $0.6 million, an increase in marketing related expenses of approximately $1.3 million, an increase in bad debt expenses of approximately $0.7 million and an increase in other expenses of approximately $2.1 million. Selling, general and administrative expenses as a percentage of sales decreased to 32.7% for fiscal 2003 from 33.1% for fiscal 2002.

Interest and Other Income, net. Net interest and other income for fiscal 2003 increased by approximately $0.4 million as compared to fiscal 2002. The increase was attributable to an increase in interest income of approximately $0.5 million due to the increase in interest bearing cash balances following the Company’s secondary public offering, a decrease in interest expense of approximately $0.3 million due to repayment of loans and an increase in the Company’s share in the profit of an affiliate of approximately $0.9 million. These changes were partially offset by a decrease in currency exchange gains of approximately $1.8 million resulting mainly from fluctuations in the exchange rates of the U.S. dollar against European and Israeli currencies, and a decrease in other expenses of approximately $0.5 million, mainly due to a write-down of a certain investment in fiscal 2002.

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

Year Ended January 31, 2005 Compared to Year Ended January 31, 2004

Sales for fiscal 2004 increased in all geographic segments, as compared to fiscal 2003, due to an overall increase in sales volume of products and services. Sales originating from the United States and Israel increased by approximately $23.8 million, or 23%, and by approximately $18.4 million, or 24%, respectively, in fiscal 2004 as compared with fiscal 2003. Costs and expenses in the United States and Israel increased by approximately $23.3 million, or 26%, and by approximately $24.4 million, or 36%, respectively, in fiscal 2004 as compared with fiscal 2003. In the United States, the increase in sales accompanied by a relatively lower dollar increase in costs and expenses increased the operating income for fiscal 2004 as compared to fiscal 2003. In Israel, the increase in costs and expenses at a rate relatively higher than the increase in sales, mainly due to the occurrence of significant non-cash charges of approximately $4.8 million resulting primarily from the acquisition of ECtel, lowered operating income.

Year Ended January 31, 2004 Compared to Year Ended January 31, 2003

Sales for fiscal 2003 increased in all geographic segments, as compared to fiscal 2002, due to an overall increase in sales volume of products and services. Sales originating from the United States and Israel increased by approximately $15.9 million, or 19%, and by approximately $13.2 million, or 21%, respectively, in fiscal 2003 as compared with fiscal 2002. Costs and expenses in the United States and Israel increased by approximately $7.3 million, or 9%, and by approximately $10.9 million, or 19%, respectively. The increase in sales accompanied by a relatively lower increase in costs and expenses, mainly for United States, increased the operating income for fiscal 2003 as compared to fiscal 2002 in those geographies.

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

Effect of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005, which for the Company is February 1, 2006 (the “Effective Date”). Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and (ii) expense the non-vested portions of existing option grants going forward over their remaining vesting period. Compensation expense for the non-vested portions of existing option grants as of the Effective Date will be recorded based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to adopt a fair value-based method for measuring the compensation expense related to employee stock and stock options awards; which will lead to substantial additional compensation expense. Any such expense, although it will not affect the Company’s cash flows, will have a material and adverse impact on the Company’s reported results of operations.

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

While the Company implements sophisticated security measures, third parties may attempt to breach its security or inappropriately use its products through computer viruses, electronic break-ins and other disruptions. If successful, confidential information, including passwords, financial information or other personal information may be improperly obtained and the Company may be subject to lawsuits and other liability. Even if the Company is not held liable, such security breaches could harm its reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of its products with both government and commercial purchasers.

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

ITEM 2.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(c)	Exhibits.

Exhibits.

Number	Description

31.3	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.4	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.3	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350■

32.4	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350■

■ =	These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERINT SYSTEMS INC. (Registrant)

April 25, 2005	By:	/s/ DAN BODNER
Dan Bodner, President and Chief Executive Officer; Director
(Principal Executive Officer)

Index to Exhibits

Number	Description

31.3	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.4	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.3	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350■

32.4	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350■

■ =	These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

37