Form 10-Q
period 2005-04-30
VERINT SYSTEMS INC
filed 2005-06-09
CIK 1166388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF
     1934

     For the quarterly period ended April 30, 2005

                                       or

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

                             |X| Yes            |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.001 per share, outstanding as of June 6, 2005 was 31,710,740.

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
ITEM 1.   FINANCIAL STATEMENTS.

1.        Condensed Consolidated Balance Sheets as of January 31, 2005       4
          and April 30, 2005

2.        Condensed Consolidated Statements of Income for the Three          5
          Months Ended April 30, 2004 and April 30, 2005

3.        Condensed Consolidated Statements of Cash Flows for the            6
          Three Months Ended April 30, 2004 and April 30, 2005

4.        Notes to Condensed Consolidated Financial Statements               7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION       18
          AND RESULTS OF OPERATIONS.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.       35

ITEM 4.   CONTROLS AND PROCEDURES.                                          36

                                     PART II
                                OTHER INFORMATION

ITEM 6.   EXHIBITS.                                                         37

SIGNATURES                                                                  38

FORWARD-LOOKING STATEMENTS

         From time to time, the Company makes forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements are often identified by future or conditional words such as "will," "plans," "expects," "believes," "seeks," "intends," "estimates," or "anticipates," or by variations of such words or by similar expressions.

         The Company may include forward-looking statements in its periodic reports to the United States Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K, in its annual report to stockholders, in its proxy statements, in its press releases, in other written materials, and in statements made by employees to analysts, investors, representatives of the media, and others.

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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              JANUARY 31,        APRIL 30,
ASSETS                                                                           2005*              2005
------                                                                                          (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                                  $    45,100       $    42,573
   Short-term investments                                                         195,314           207,714
   Accounts receivable, net                                                        39,072            41,172
   Inventories                                                                     17,267            21,458
   Prepaid expenses and other current assets                                        9,880             9,905
                                                                             ------------      ------------
TOTAL CURRENT ASSETS                                                              306,633           322,822
PROPERTY AND EQUIPMENT, net                                                        17,540            18,307
INTANGIBLE ASSETS, net                                                             12,026            10,858
GOODWILL                                                                           49,625            49,871
OTHER ASSETS                                                                       13,154            13,614
                                                                             ------------      ------------
TOTAL ASSETS                                                                 $    398,978      $    415,472
                                                                             ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                    $      68,399     $      74,340
   Advance payments from customers                                                 41,853            44,347
                                                                            -------------     -------------
TOTAL CURRENT LIABILITIES                                                         110,252           118,687
LONG-TERM LIABILITIES                                                               5,351             5,087
                                                                            -------------     -------------
TOTAL LIABILITIES                                                                 115,603           123,774
                                                                            -------------     -------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value - authorized, 120,000,000 shares;
     issued and outstanding, 31,577,587 and 31,692,182  shares                         32                32
   Additional paid-in capital                                                     282,364           284,361
   Unearned stock compensation                                                     (3,395)           (3,154)
   Retained earnings                                                                2,155             8,688
   Accumulated other comprehensive income                                           2,219             1,771
                                                                            -------------     -------------
TOTAL STOCKHOLDERS' EQUITY                                                        283,375           291,698
                                                                            -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $     398,978     $     415,472
                                                                            =============     =============

            * The Condensed Consolidated Balance Sheet as of January
             31, 2005 has been summarized from the Company's audited
                   Consolidated Balance Sheet as of that date.

   The accompanying notes are an integral part of these financial statements.

                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  THREE MONTHS ENDED
                                                                      APRIL 30,
                                                                2004              2005
                                                                ----              ----
Sales                                                       $      56,638     $      72,039
Cost of sales                                                      25,757            32,269
                                                            -------------     -------------
Gross profit                                                       30,881            39,770

Operating expenses:
   Research and development, net                                    6,791             9,374
   Selling, general and administrative                             18,594            23,755
   In-process research and development                              3,154                 -
   Write-down of capitalized software                               1,481                 -
                                                            -------------     -------------
Income from operations                                                861             6,641

Interest and other income, net                                        582             1,690
                                                            -------------     -------------

Income before income tax provision (benefit)                        1,443             8,331
Income tax provision (benefit)                                        (71)            1,798
                                                            -------------     -------------

Net income                                                  $       1,514     $       6,533
                                                            =============     =============

Earnings per share:
   Basic                                                    $        0.05     $        0.21
                                                            =============     =============
   Diluted                                                  $        0.05     $        0.20
                                                            =============     =============


   The accompanying notes are an integral part of these financial statements.

                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (IN THOUSANDS)


                                                                      Three months ended
                                                                           April 30,
                                                                      2004           2005
                                                                  ------------   ------------

Cash flows from operating activities:
 Net cash from operations after adjustment for non-cash items     $     9,006    $    10,843
 Changes in operating assets and liabilities:
 Accounts receivable                                                     (287)        (2,210)
 Inventories                                                            2,876         (4,651)
 Prepaid expenses and other current assets                             (1,297)        (1,534)
 Accounts payable and accrued expenses                                 (3,310)         5,618
 Advance payments from customers                                        7,673          2,494
 Other, net                                                              (512)           979
                                                                  ------------   ------------
Net cash provided by operating activities                              14,149         11,539
                                                                  ------------   ------------

Cash flows from investing activities:
 Cash paid for a business combination                                 (35,599)             -
 Purchases of property and equipment                                   (1,867)        (2,504)
 Capitalization of software development costs                          (1,092)          (904)
 Purchase of short-term investments, net                              (11,319)       (12,445)
                                                                  ------------   ------------
Net cash used in investing activities                                 (49,877)       (15,853)
                                                                  ------------   ------------

Cash flows from financing activities:
 Net repayments of bank loans                                            (130)          (199)
 Proceeds from issuance of common stock in connection with
  exercise of stock options and employee stock purchase plan            4,382          1,986
                                                                  ------------   ------------
Net cash provided by financing activities                               4,252          1,787
                                                                  ------------   ------------

Net decrease in cash and cash equivalents                             (31,476)        (2,527)
Cash and cash equivalents, beginning of period                         77,516         45,100
                                                                  ------------   ------------
Cash and cash equivalents, end of period                          $    46,040    $    42,573
                                                                  ============   ============

   The accompanying notes are an integral part of these financial statements.

                      VERINT SYSTEMS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

Verint Systems Inc. ("Verint" and, together with its subsidiaries, the "Company") is engaged in providing analytic software-based solutions for communications interception, networked video security and surveillance, and business intelligence. The Company is a majority-owned subsidiary of Comverse Technology, Inc. ("Comverse Technology").

The accompanying financial information should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended January 31, 2005. The condensed financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair statement of the results for the interim periods presented herein. The Company's results of operations for the three months ended April 30, 2005 are not necessarily indicative of the Company's results to be expected for the full year. The condensed consolidated balance sheet as of January 31, 2005 has been summarized from the Company's audited consolidated balance sheet as of that date. Certain amounts in prior periods have been reclassified to conform to the manner of presentation in the current periods.

2.   STOCK-BASED EMPLOYEE COMPENSATION

The Company applies the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its stock-based employee compensation. Accordingly, stock-based employee compensation cost is recognized only when employee stock options are granted with exercise prices below the fair market value at the date of grant. Any resulting stock-based employee compensation cost is recognized ratably over the associated service period, which is generally the option vesting period. During the three months ended April 30, 2004 and 2005, the Company recognized stock-based employee compensation cost in the condensed consolidated statements of income of approximately $11,000 and $11,000, respectively, relating to certain employee stock options granted with exercise prices below the fair market value at the date of grant. As of April 30, 2005, 23,243 employee stock options were outstanding with exercise prices below the fair market value at the date of the grant. All other employee stock options have been granted at exercise prices equal to fair market value on the date of grant, and accordingly, no compensation expense has been recognized by the Company related to these options in the accompanying condensed consolidated statement of income.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:


                                                            THREE MONTHS ENDED
                                                                  APRIL 30,
                                                           2004             2005
                                                           ----             ----
                                                              (In thousands,
                                                          except per share data)

Net income, as reported                                 $     1,514    $     6,533

Less:  Stock-based employee compensation cost
   determined under the fair value method, net of
   related tax effects                                        1,740          2,318
                                                        -----------    -----------
Pro forma net income (loss)                             $      (226)   $     4,215
                                                        ===========    ===========

Earnings (loss) per share:

Basic - as reported                                     $      0.05    $      0.21
                                                        ===========    ===========
Basic - pro forma                                       $     (0.01)   $      0.13
                                                        ===========    ===========

Diluted - as reported                                   $      0.05    $      0.20
                                                        ===========    ===========
Diluted - pro forma                                     $     (0.01)   $      0.13
                                                        ===========    ===========


3.   SHORT-TERM INVESTMENTS

The Company classifies all short-term investments as available for sale, accounted for at fair value, with resulting unrealized gains or losses reported as a separate component of stockholders' equity.

In connection with the preparation of its Annual Report on Form 10-K for the year ended January 31, 2005, the Company concluded that it was appropriate to classify investments in Auction Rate Securities ("ARS") as short-term investments. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates. Previously, such investments had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. However, the Company has revised the classification to report these securities as short-term investments in the Consolidated Balance Sheets. As of April 30, 2005, the Company held $185,400,000 of investments in ARS that are classified as short-term investments. Accordingly, the Company has revised the classification to report these securities as short-term investments in its Condensed Consolidated Balance Sheet for all periods prior to January 31, 2005, and has reclassified approximately $138,768,000 of investments in ARS as of April 30, 2004, that were previously included in cash and cash equivalents as short-term investments.

The Company has also revised the presentation of the Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2004 to reflect the purchases and sales of ARS as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the year ended January 31, 2005. In the previously reported Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2004, net cash used in investing activities related to these short-term investments of $15,568,000 were included in cash and cash equivalents.

This change in classification does not affect previously reported cash flows from operations or from financing activities in the Consolidated Statements of Cash Flows or previously reported Consolidated Statements of Operations for any period.

4.   INVENTORIES

The composition of inventories at January 31, 2005 and April 30, 2005 is as follows:

                                              JANUARY 31,       APRIL 30,
                                                 2005              2005
                                                 ----              ----
                                                      (In thousands)

 Raw materials                               $      6,067      $    8,276
 Work in process                                    4,179           5,219
 Finished goods                                     7,021           7,963
                                             ------------      ----------
                                             $     17,267      $   21,458
                                             ============      ==========

5.   RESEARCH AND DEVELOPMENT EXPENSES

A significant portion of the Company's research and development operations are located in Israel, where the Company derives substantial benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. The Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the OCS reimburses a portion of the Company's research and development expenditures under approved project budgets. The Company is currently involved in several ongoing research and development projects supported by the OCS. The Company accrues royalties to the OCS for the sale of products incorporating technology developed in these projects up to the amount of such funding, plus interest in certain circumstances. The terms of the applicable funding agreements limit the Company's ability to manufacture products, or transfer technologies, outside of Israel if such products or technologies were developed under these funding agreements. During the three months ended April 30, 2004 and 2005, reimbursement from the OCS amounted to $894,000 and $ 661,000, respectively. The Company recorded $187,000 and $406,000 as other reimbursements of research and development expenses for the three months ended April 30, 2004 and 2005, respectively.

6.   EARNINGS PER SHARE

The computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all potentially dilutive issuances of stock. The calculation for earnings per share for the three months ended April 30, 2004 and 2005, respectively, was as follows:


                                                       THREE MONTHS ENDED
                           -------------------------------------------------------------------------
                                      APRIL 30, 2004                          APRIL 30, 2005
                           -----------------------------------  ------------------------------------
                                                     Per Share                             Per Share
                           Net Income      Shares      Amount   Net Income     Shares       Amount

                                              (In thousands, except per share data)

BASIC EPS
Net Income                  $   1,514     30,400    $   0.05     $ 6,533       31,505     $    0.21
                                                    ========                              =========

EFFECT OF DILUTIVE
SECURITIES
Stock Options                              1,736                                1,439
Restricted shares                             73                                  138
                            ---------   ---------               --------       ------

DILUTED EPS                 $   1,514     32,209    $   0.05     $ 6,533       33,082     $    0.20
                            =========   =========   ========    ========       ======     =========


7.   COMPREHENSIVE INCOME

Total comprehensive income was approximately $1,011,000 and $6,085,000 for the three months ended April 30, 2004 and 2005, respectively. The elements of comprehensive income include net income, unrealized gains and losses on available for sale securities and foreign currency translation adjustments.

8.   RELATED PARTY TRANSACTIONS AND BALANCES

CORPORATE SERVICES AGREEMENT - The Company recorded expenses of approximately $156,250 and $156,250 for the three months ended April 30, 2004 and 2005, respectively, for the services provided by the Company's parent, Comverse Technology, under the Corporate Services Agreement between the Company and Comverse Technology.

ENTERPRISE RESOURCE PLANNING SOFTWARE SHARING AGREEMENT - The Company recorded $52,000 and $37,000 for the three months ended April 30, 2004 and 2005, respectively, for support services rendered by Comverse Ltd., a subsidiary of Comverse Technology, under the Enterprise Resource Planning Software Sharing Agreement between the Company and Comverse Ltd.

SATELLITE SERVICES AGREEMENT - The Company recorded expenses of approximately $643,000 and $711,000 for the three months ended April 30, 2004 and 2005, respectively, for services rendered by Comverse, Inc., a subsidiary of Comverse Technology, and its subsidiaries, under the Satellite Services Agreement between the Company and Comverse, Inc.

TRANSACTIONS WITH AN AFFILIATE - The Company sold products and services to Verint Systems (Singapore) PTE LTD, an affiliated systems integrator in which the Company holds a 50% equity interest, amounting to approximately $730,000 and $477,000, during the three months ended April 30, 2004 and 2005, respectively. In addition, the Company was charged with installation, support, marketing and office service fees by that affiliate amounting to approximately $151,000 and $162,000 for the three months ended April 30, 2004 and 2005, respectively.

TRANSACTIONS WITH OTHER SUBSIDIARIES OF COMVERSE TECHNOLOGY - The Company charges subsidiaries of Comverse Technology for services relating to the use of the Company's facilities and employees. Charges to these subsidiaries were approximately $21,000 and $22,000 for the three months ended April 30, 2004 and 2005, respectively.

RELATED PARTY BALANCES - Related party balances included in the condensed consolidated balance sheets are as follows (in thousands):

                                                       JANUARY 31,   APRIL 30,
                                                          2005         2005
                                                          ----         ----

  Included in advance payments from customers           $     767    $   3,513
                                                        =========    =========
  Included in accounts payable and accrued expenses     $   1,387    $   1,124
                                                        =========    =========

9.   CONVERTIBLE NOTE

On February 1, 2002, the Company acquired the business of Lanex LLC ("Lanex"). The Lanex business provides digital video recording solutions for security and surveillance applications. The purchase price consisted of $9,510,000 in cash and a $2,200,000 convertible note issued by the Company. The note was non-interest bearing and matured on February 1, 2004. Upon maturity, on February 1, 2004, the note was converted into 136,985 shares of the Company's common stock at a conversion price of $16.06 per share.

10.  ACQUISITIONS

On September 2, 2004, the Company, through a subsidiary, acquired all of the outstanding stock of RP Sicherheitssysteme GmbH ("RP Security"), a company in the business of developing and selling mobile digital video security solutions for transportation applications. RP Security, headquartered in Flensburg, Germany, was founded in 1999 and has approximately 50 employees. The purchase price consisted of approximately $9,028,000 in cash and 90,144 shares of the Company's common stock. Shares issued as part of the purchase price were accounted for with value of approximately $2,977,000, or $33.03 per share. In addition, the shareholders of RP Security will be entitled to receive earn-out payments over three years based on the Company's worldwide sales, profitability and backlog of mobile video products in the transportation market during that period. For the period ending January 31, 2005, the shareholders of RP earned approximately $438,000. In connection with this acquisition, the Company incurred transaction costs, consisting primarily of professional fees, amounting to approximately $520,000.

The acquisition was accounted for using the purchase method. The purchase price was allocated to the assets and liabilities of RP Security based on the estimated fair value of those assets and liabilities as of September 2, 2004. Identifiable intangible assets consist of sales backlog, acquired technology, trade name, customer relationships and non-competition agreements and have an estimated useful life of up to five years. The results of operations of RP Security have been included in the Company's results of operations since September 2, 2004.

The following is a summary of the allocation of the purchase price of the RP Security acquisition:


                                                             (IN THOUSANDS)

         Purchase price paid in cash                          $      9,028
         Shares issued                                               2,977
         Earn-out payable                                              438
         Acquisition costs                                             520
                                                              ------------
             Total purchase price                             $     12,963
                                                              ============

         Fair value of assets acquired                        $      3,339
         Fair value of liabilities assumed                          (2,536)
         Sales backlog                                               1,673
         Acquired technology                                           194
         Customer relationships                                        494
         Non-competition agreements                                    150
         Trade name                                                     47
         Goodwill                                                    9,602
                                                              ------------
             Total purchase price                             $     12,963
                                                              ============


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

On March 31, 2004, the Company acquired certain assets and assumed certain liabilities of the government surveillance business of ECtel Ltd. ("ECtel"), which provided the Company with additional communications interception capabilities for the mass collection and analysis of voice and data communications. The purchase price was approximately $35 million in cash. The Company incurred transaction costs, consisting primarily of professional fees, amounting to approximately $1,107,000, in connection with this acquisition.

The acquisition was accounted for using the purchase method. The purchase price was allocated to the assets and liabilities of ECtel based on the estimated fair value of those assets and liabilities as of March 31, 2004. The results of operations of ECtel have been included in the Company's results of operations since March 31, 2004. Identifiable intangible assets consist of sales backlog, acquired technology, customer relationships, and non-competition agreements and have estimated useful lives of up to ten years. Purchased in-process research and development represents the value assigned to research and development projects of the acquired business that were commenced but not completed at the date of acquisition, for which technological feasibility had not been established and which have no alternative future use in research and development activities or otherwise. In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs," as interpreted by FASB Interpretation No. 4, amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the acquisition date. At the acquisition date, it was estimated that the purchased in-process research and development was approximately 40% complete and it was expected that the remaining 60% would be completed during the ensuing year. The fair value of the purchased in-process research and development was determined with the assistance of an independent appraisal specialist using the income approach, which reflects the projected free cash flows that will be generated by the purchased in-process research and development projects and discounting the projected net cash flows back to their present value using a discount rate of 21%.

As a result of the acquisition of the government surveillance business of ECtel, the Company had certain capitalized software development costs that became impaired due to the existence of duplicative technology and, accordingly, were written-down to their net realizable value at the date of acquisition. Such impairment charge amounted to $1,481,000.

The following is a summary of the allocation of the purchase price of the ECtel acquisition:

                                                              (IN THOUSANDS)

         Purchase price                                       $     35,000
         Acquisition costs                                           1,107
                                                              ------------
             Total purchase price                             $     36,107
                                                              ============

         Fair value of assets acquired                        $      1,417
         Fair value of liabilities assumed                          (3,282)
         In-process research and development                         3,154
         Sales backlog                                                 854
         Acquired technology                                         5,307
         Customer relationships                                      1,382
         Non-competition agreements                                  2,221
         Goodwill                                                   25,054
                                                              ------------
             Total purchase price                             $     36,107
                                                              ============


The value allocated to goodwill in ECtel will be deducted for income tax purposes.

The summary unaudited pro forma condensed consolidated results of operations for the three months ended April 30, 2004, assuming the acquisitions of RP Security and ECtel had occurred at the beginning of the period, would have reflected consolidated revenues of approximately $58,576,000, net loss of approximately $233,000, basic loss per share of $0.01 and diluted loss per share of $0.01. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented. In addition, the pro forma results are not necessarily indicative of the results that will occur in the future and do not reflect any potential synergies that might arise from the combined operations.

11.  INTANGIBLE ASSETS

The composition of intangible assets at January 31, 2005 and April 30, 2005 is as follows:


                                                              JANUARY 31,             APRIL 30,
                                         USEFUL LIFE             2005                   2005
                                         -----------             ----                   ----
                                                                        (In thousands)

Sales backlog                           Up to 3 years        $      3,249          $      3,221
Acquired technology                     3 to 5 years                6,902                 6,890
Customer relationships                  5 years                     2,239                 2,228
Non-competition agreements              3 to 10 years               3,540                 3,526
Trade names                             1 to 3 years                  255                   253
                                                             ------------          ------------
                                                                   16,185                16,118
Less accumulated amortization                                       4,159                 5,260
                                                             ------------          ------------
                                                             $     12,026          $     10,858
                                                             ============          ============


Amortization of intangible assets was $314,000 and $1,131,000 for the three months ended April 30, 2004 and 2005, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

 YEAR ENDING JANUARY 31,                (In thousands)
 2006                                   $4,625
 2007                                   $2,219
 2008                                   $1,954
 2009                                   $1,734
 2010                                   $  738


12.  GOODWILL

Changes in goodwill for the year ended January 31, 2005 ("fiscal 2004"), and for the three months ended April 30, 2005, are as follows:

                                                         (In thousands)
 BALANCE AT JANUARY 31, 2004                              $   14,364
 Acquisition of ECtel                                         25,054
 Acquisition of RP Security                                    9,164
 Other                                                         1,043
                                                          ----------
BALANCE AT JANUARY 31, 2005                                   49,625
 Earn-out for RP Security Purchase                               438
 Other                                                          (192)
                                                          ----------
 BALANCE AT APRIL 30, 2005                                $   49,871
                                                          ==========

13.  BUSINESS SEGMENT INFORMATION

The Company operates in one business segment - providing actionable intelligence solutions. The Company's solutions collect, retain, and analyze voice, fax, video, email, Internet and data transmissions from voice, video and IP networks for the purpose of generating actionable intelligence for decision makers to take more effective action. The Company manages its business on a geographic basis. Summarized financial information for the Company's reportable geographic segments is presented in the following table. Sales in each geographic segment represent sales originating from that segment.



                         UNITED                 UNITED                                  RECONCILING   CONSOLIDATED
                         STATES     ISRAEL     KINGDOM    CANADA     GERMANY   OTHER       ITEMS         TOTALS
                         ------     ------     -------    ------     -------   -----       -----         ------
 THREE MONTHS ENDED
   APRIL 30, 2004:                                        (IN THOUSANDS)
   ---------------
Sales                    $ 25,950  $ 21,612   $ 7,511    $  4,718   $ 2,872   $   483    $ (6,508)    $  56,638
Costs and expenses        (23,857)  (23,952)   (7,649)     (3,376)   (2,968)     (606)      6,631       (55,777)
                         --------  --------   -------    --------  --------   --------   --------     ---------
Operating income
(loss)                   $  2,093  $ (2,340)  $  (138)   $  1,342   $   (96)  $  (123)   $    123     $     861
                         ========  ========   =======    ========  ========   ========   ========     =========

 THREE MONTHS ENDED
   APRIL 30, 2005:
   ---------------

Sales                    $ 30,751  $ 31,264   $ 7,731    $  8,138  $  5,804   $  1,324  $ (12,973)   $   72,039

Costs and expenses        (28,487)  (27,072)   (7,068)     (7,185)   (6,108)    (1,413)    11,935       (65,398)
                         --------  --------   -------    --------  --------   --------   --------     ---------
Operating income
(loss)                   $  2,264  $  4,192   $   663    $    953  $   (304)  $    (89)  $ (1,038)    $   6,641
                         ========  ========   =======    ========  ========   ========   ========     =========



         Total assets by country of domicile consist of:

                                                   JANUARY 31,        APRIL 30,
                                                     2005              2005
                                                     ----              ----
                                                         (IN THOUSANDS)

         United States                           $    264,975      $  262,026
         Israel                                       117,017         136,777
         United Kingdom                                12,684          12,435
         Canada                                        19,828          21,438
         Germany                                       27,598          25,199
         Other                                          2,540           2,204
         Reconciling items                            (45,664)        (44,607)
                                                 ------------      ----------
                                                 $    398,978      $  415,472
                                                 ============      ==========

Reconciling items consist of the following:
Sales - elimination of inter-company revenues.
Operating income - elimination of inter-company operating income.
Total assets - elimination of inter-company receivables.

14.  EMPLOYEE RESTRICTED STOCK

In December 2003 and 2004, the Company granted 72,700 and 65,000 shares of restricted stock, respectively, to certain key employees of the Company. Unearned stock compensation of approximately $1,672,000 and $2,282,000 was recorded for 2003 and 2004, respectively, based on the fair market value of the Company's common stock at the date of grant, or $23.00 and $35.11 per share. Unearned stock compensation is shown as a separate component of stockholders' equity and is being amortized to expense over the four-year vesting period of the restricted stock. Amortization of unearned stock compensation was approximately $103,000 and $241,000 for the three months ended April 30, 2004 and 2005, respectively, and was included in selling, general and administrative expenses in the condensed consolidated statements of income. The restricted stock has all the rights and privileges of the Company's common stock, subject to certain restrictions and forfeiture provisions. At April 30, 2005, all 137,700 shares were subject to restriction.

15.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Share-Based Payment", ("SFAS No.123(R)") which revises SFAS No. 123 and supersedes APB No. 25. In April 2005, the SEC amended Regulation S-X to modify the date for compliance with SFAS No. 123(R). The provisions of SFAS No. 123(R) must be applied beginning with the fiscal year beginning on or after June 15, 2005, which for the Company is February 1, 2006 (the "Effective Date"). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and (ii) expense the non-vested portions of existing option grants going forward over their remaining vesting period. Compensation expense for the non-vested portions of existing option grants as of the Effective Date will be recorded based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to adopt a fair value-based method for measuring the compensation expense related to employee stock and stock options awards; this will lead to substantial additional compensation expense. Any such expense, although it will not affect the Company's cash flows, will have a material negative impact on the Company's reported results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring that such items be recognized as current-period charges regardless of whether they meet the ARB No. 43, Chapter 4 criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company's condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for reporting periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's condensed consolidated financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which provides additional guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements were effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued, however the adoption of EITF 03-1 in its current form is not expected to have a material effect on the Company's condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended January 31, 2005 are those that depend most heavily on these judgments and estimates. As of April 30, 2005, there have been no material changes to any of the critical accounting policies contained therein.


RESULTS OF OPERATIONS

SUMMARY OF RESULTS

     Consolidated results of operations in dollars and as a percentage of sales for each of the three months ended April 30, 2004 and 2005 were as follows:



                                                THREE MONTHS                     THREE MONTHS
                                                   ENDED                            ENDED
                                               APRIL 30, 2004     % OF SALES    APRIL 30, 2005   % OF SALES
                                               --------------     ----------    --------------   ----------

Sales                                          $       56,638         100.0%    $       72,039        100.0%
Cost of Sales                                          25,757          45.5%            32,269         44.8%
                                               --------------     ----------    --------------   -----------
Gross profit                                           30,881          54.5%            39,770         55.2%

Operating expenses:
   Research and development, net                        6,791          12.0%             9,374         13.0%
   Selling, general and administrative                 18,594          32.8%            23,755         33.0%
   In-process research and development                  3,154           5.6%                --            --
   Write-down of capitalized software                   1,481           2.6%                --            --
                                               --------------     ----------    --------------   -----------
Income from operations                                    861           1.5%             6,641          9.2%

Interest and other income, net                            582           1.0%             1,690          2.3%
                                               --------------     ----------    --------------   -----------

Income before income tax provision (benefit)            1,443           2.5%             8,331         11.6%
Income tax provision (benefit)                            (71)         (0.1)%            1,798          2.5%
                                               --------------     ----------    --------------   -----------

Net income                                     $        1,514           2.7%    $        6,533          9.1%
                                               ==============     ==========    ==============   ===========

THREE MONTHS ENDED APRIL 30, 2005
COMPARED TO THREE MONTHS ENDED APRIL 30, 2004

SALES. Sales for three months ended April 30, 2005 increased by approximately $15.4 million, or 27%, as compared to the three month period ended April 30, 2004. This increase reflected an increase in both sales of products of approximately $11.5 million and service revenue of approximately $3.9 million, and was attributable to higher sales volume of both the Company's security and business intelligence solutions. For the three months ended April 30, 2005, the Company generated approximately 46% of its sales from the Americas region, 35% from the Europe, Middle East and Africa region ("EMEA"), and 19% from the Asia Pacific region ("APAC").

The Company sells its products in multiple configurations and the price of any particular product varies depending on the configuration of the product sold. Due to the variety of customized configurations for each product that the Company sells, it is unable to quantify the effects of a change in the price of any particular product and/or a change in the number of products sold on its revenues. Sales to international customers represented approximately 56% of sales for the three months ended April 30, 2005, as compared to approximately 54% for the three months ended April 30, 2004.

COST OF SALES. Cost of sales consists primarily of material and overhead costs, operation and service personnel costs, amortization of capitalized software and royalties. Cost of sales for the three months ended April 30, 2005 increased by approximately $6.5 million, or 25%, as compared to the three months ended April 30, 2004. This increase was attributable to an increase in materials and overhead costs of approximately $4.1 million, due to higher sales volumes, an increase in personnel related costs of approximately $1.0 million, primarily as a result of an increase in the number of service department personnel and increased personnel compensation, and an increase in other expenses of approximately $1.4 million, mainly due to increased subcontracting expenses, amortization and travel expenses. Gross margins increased to 55.2% in the three months ended April 30, 2005, from 54.5% in the three months ended April 30, 2004.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development ("R&D") expenses consist primarily of personnel and subcontracting expenses and allocated overhead, net of certain software development costs that are capitalized as well as reimbursement under government and other programs. Software development costs are capitalized upon the establishment of technological feasibility and until related products are available for general release to customers. Research and development expenses, net, for the three months ended April 30, 2005 increased by approximately $2.6 million, or 38%, as compared to the three months ended April 30, 2004. The increase was attributable to an increase in personnel related costs amounting to approximately $1.8 million and an increase of approximately $0.8 million in other expenses. Capitalization of software development costs amounted to approximately $1.1 million and approximately $0.9 million in the three months ended April 30, 2004 and 2005, respectively. Reimbursement of research and development expenses amounted to approximately $1.1 million for each of the three months ended April 30, 2004, and 2005. Research and development expenses, net, as a percentage of sales, increased to 13% for the three months ended April 30, 2005 from 12% for the three months ended April 30, 2004.

Historically, the Company has received more reimbursement under government programs for R&D expenses in a given fiscal year than it has had to pay to the appropriate government agency in royalties during that fiscal year. In fiscal 2005 and in future fiscal years, the Company expects to pay more in royalties to these government agencies than it receives in reimbursement from these government agencies for R&D expenses in a given fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of personnel costs and related expenses, sales and marketing expenses, including travel and agent commission, and other administrative expenses. Selling, general and administrative expenses for the three months ended April 30, 2005 increased by approximately $5.2 million, or 28% as compared to the three months ended April 30, 2004. This increase was attributable to an increase in compensation and benefits for existing personnel and increase in headcount to support the increased level of sales amounting to approximately $3.1 million, an increase in marketing expenses of approximately $0.7 million, an increase in rent and utility expenses of approximately $0.4 million, and an increase in other expenses of approximately $1.0 million. Selling, general and administrative expenses as a percentage of sales increased to 33.0%, for the three months ended April 30, 2005, from 32.8% for the three months ended April 30, 2004.

IN-PROCESS RESEARCH AND DEVELOPMENT. In the three months ended April 30, 2004, purchased in-process research and development of approximately $3.2 million, resulting from the purchase of ECtel's government surveillance business, was charged to expense at the acquisition (see also Note 10 of the Notes to the Condensed Consolidated Financial Statements).

WRITE-DOWN OF CAPITALIZED SOFTWARE. As a result of the acquisition of ECtel's government surveillance business, the Company had certain capitalized software development costs that became impaired due to the existence of duplicative technology and, accordingly, were written-down to their net realizable value at the date of acquisition. Such impairment charge amounted to approximately $1.5 million, and was recorded in the three months ended April 30, 2004.

INTEREST AND OTHER INCOME, NET. Net interest and other income for the three months ended April 30, 2005 increased by approximately $1.1 million, as compared to the three months ended April 30, 2004. This increase was attributable to increased interest income of approximately $0.9 million, due to an increase in interest rates and an increase in interest bearing short-term investments, and an increase in other income of approximately $0.2 million.

INCOME TAX PROVISION. Income tax provision of approximately $1.8 million was recorded for the three months ended April 30, 2005 as compared to an income tax benefit of approximately $0.1 million recorded in the three months ended April 30, 2004. The overall effective tax rate increased to 21.6% for the three months ended April 30, 2005 as compared to an effective tax rate of (4.9)% for the three months ended April 30, 2004. The increase in tax provision for the three month period ended April 30, 2005 was mainly attributable to the significant reduction of the Company's net operating loss carry forwards in the United States by the end of fiscal 2004, which caused the Company to record income tax provision for the profits of its U.S. operations. The Company expects that its effective tax rate for the fiscal year ended January 31, 2006 ("fiscal 2005") to increase significantly as compared to fiscal 2004. The Company's effective tax rate for fiscal 2005 is expected to remain relatively low as compared to the U.S. federal tax rate. This reflects the use of net operating loss carry-forwards in certain tax jurisdictions as well as the tax benefits associated with qualified activities of the Company's Israeli subsidiary, which is entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country. The income tax benefit recorded in the three months ended April 30, 2004 was mainly due to one-time charges recorded as a result of the purchase of ECtel's government surveillance business and the use of net operating loss carry forwards in certain tax jurisdictions. To the extent that the Company continues to be profitable in certain tax jurisdictions, it will continue to use net operating loss carry forwards in these jurisdictions. When the Company ceases to have net operating loss carry forwards available to it in a tax jurisdiction, the Company's effective tax rate would increase in that jurisdiction.

NET INCOME. Net income for the three months ended April 30, 2005 increased by approximately $5.0 million, or 331%, as compared to the three months ended April 30, 2004. As a percentage of sales, net income was approximately 9.1%, in the three months ended April 30, 2005, as compared to approximately 2.7% in the three months ended April 30, 2004. The change resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2005, the Company had cash and cash equivalents of approximately $42.6 million, short-term investments of $207.7 million and working capital of approximately $204.1 million. As of January 31, 2005, the Company had cash and cash equivalents of approximately $45.1 million, short-term investments of $195.3 million and working capital of approximately $196.4 million.

Operating activities for the three months ended April 30, 2004 and 2005, after adjustment for non-cash items, provided cash of approximately $9.0 million and $10.8 million, respectively. Other changes in operating assets and liabilities provided cash of approximately $5.1 million and $0.7 million for the three months ended April 30, 2004 and 2005, respectively. This resulted in cash provided by operating activities of approximately $14.1 million and $11.5 million for the three months ended April 30, 2004 and 2005, respectively.

Investing activities for the three months ended April 30, 2004 and 2005 used cash of approximately $49.9 million and $15.9 million, respectively. For the three months ended April 30, 2004, these amounts include cash paid for the acquisition of ECtel's government surveillance business of approximately $35.6 million, net purchases of short-term securities of approximately $11.3 million, additions to property and equipment of approximately $1.9 million and capitalization of software development costs of approximately $1.1 million. For the three months ended April 30, 2005, these amounts include net purchases of short-term securities of approximately $12.4 million, purchase of property and equipment of approximately $2.5 million, and capitalization of software development costs of approximately $0.9 million.

Financing activities for the three months ended April 30, 2004 and 2005 provided cash of approximately $4.3 million and $1.8 million, respectively. For the three months ended April 30, 2004 and 2005, proceeds from the issuances of common stock provided cash of approximately $4.4 million and $2.0 million, respectively. Net repayments of bank loans and other debt used cash of approximately $0.1 million and $0.2 million in the three months ended April 30, 2004 and 2005, respectively.

On March 31, 2004, the Company acquired certain assets and assumed certain liabilities of the government surveillance business of ECtel. The purchase price consisted of $35 million in cash. In connection with this acquisition, the Company incurred transaction costs, consisting primarily of professional fees, amounting to approximately $1.1 million (see also Note 10 of the Notes to the Condensed Consolidated Financial Statements).


On September 2, 2004, the Company, through a subsidiary, acquired all of the outstanding stock of RP Security, a company in the business of developing and selling mobile digital video security solutions for transportation applications. The Company paid approximately $9,028,000 in cash and 90,144 shares of the Company's common stock for RP Security. In addition, the shareholders of RP will be entitled to receive earn-out payments over three years based on the Company's worldwide sales, profitability and backlog of mobile video products in the transportation market during that period. For the period ending January 31, 2005, the shareholders of RP earned approximately $438,000.

On August 20, 2004, the Company entered into a lease agreement for the lease of approximately 125,000 square feet of office and storage space for manufacturing, development, support and sales facilities in Herzlia, Israel. Under the lease agreement, occupancy of the new building and rent payments are expected to commence in October 2005, for a period of ten years. Annual rent payments are expected to be approximately $2.3 million. The new lease agreement replaces the lease agreement for the Company's existing building in Israel.

The ability of the Company's Israeli subsidiary to pay dividends is governed by Israeli law, which provides that dividends may be paid by an Israeli corporation only out of its earnings as defined in accordance with the Israeli Companies Law of 1999, provided that there is no reasonable concern that such payment will cause such subsidiary to fail to meet its current and expected liabilities as they come due. In the event of a devaluation of the Israeli currency against the U.S. dollar, the amount in U.S. dollars available for payment of cash dividends out of prior years' earnings will decrease accordingly. Cash dividends paid by an Israeli corporation to U.S. resident corporate parents are subject to the Convention for the Avoidance of Double Taxation between Israel and the United States. Under the terms of the Convention, such dividends are subject to taxation by both Israel and the United States and, in the case of Israel, such dividends out of income derived in respect of a period for which an Israeli company is entitled to the reduced tax rate applicable to an Approved Enterprise are generally subject to withholding of Israeli income tax at source at a rate of 15%. The Israeli company is also subject to additional Israeli taxes in respect of such dividends, generally equal to the tax benefits previously granted in respect of the underlying income by virtue of the Approved Enterprise status.

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

CERTAIN TRENDS AND UNCERTAINTIES

The Company's primary business is providing analytic software-based solutions for communications interception, networked video security and surveillance, and business intelligence. Recent legislative and regulatory actions have provided greater surveillance powers to law enforcement agencies, imposed strict requirements on communications service providers to facilitate interception of communications over public networks, and increased the security measures being implemented at public facilities such as airports. However, the Company cannot be assured that these legislative and regulatory actions will result in increased demand for or purchasing of solutions such as those offered by the Company or, if it does, that such solutions will be purchased from the Company. If demand for or purchasing of the Company's solutions does not increase as anticipated, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

It is difficult for the Company to forecast the timing of revenues from product sales because customers often need a significant amount of time to evaluate its products before purchasing them and, in the case of governmental customers, sales are dependent on budgetary and other bureaucratic processes. The period between initial customer contact and a purchase by a customer may vary from three months to more than a year. During the evaluation period, customers may defer or scale down proposed orders of the Company's products for various reasons, including: (i) changes in budgets and purchasing priorities; (ii) reduced need to upgrade existing systems; (iii) deferrals in anticipation of enhancements or new products; (iv) introduction of products by the Company's competitors; and (v) lower prices offered by the Company's competitors.

The Company faces aggressive competition from numerous and varied competitors in all areas of its business. Because of this aggressive competition and the fact that many of the Company's customers and potential customers make decisions to purchase largely based on price, the Company may have to lower prices of many of its products and services or increase efficiencies and capacity. This can affect the Company because:

          o the Company may not be able to maintain or improve revenue and gross margin with its current cost structure, and therefore its profitability could be materially and adversely affected.

          o in the face of increased pricing pressure and an effort to maintain or improve revenue and gross margin, the Company may have to reduce costs. For example, the Company invests a significant amount in research and development, which the Company views as necessary for its long-term competitiveness. If, to decrease its cost structure, the Company reduces its investment in research and development, the Company may adversely impact its long-term competitiveness in an effort to maintain or improve its revenue and income in the short-term.

Even if the Company is able to maintain or increase market share for a particular product, revenue could decline due to increased competition from other types of products or because the product is in a maturing industry.

Because of the intensely competitive markets in which the Company operates, the Company's competitors may simply execute better than the Company and, resultantly, reduce the Company's market share. Some of the Company's competitors have, in relation to it, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. Further, there has been significant consolidation among the Company's competitors, improving the competitive position of several of its competitors. If the Company's competitors are able to achieve a competitive position superior to that of the Company, the Company's market share and, therefore, results of operations may be materially and adversely affected.

The Company's competitors may be able to more quickly develop or adapt to new or emerging technologies or respond to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products. New competitors continue to emerge and there continues to be consolidation among existing competitors which may reduce the Company's market share. In addition, some of the Company's customers and partners may in the future decide to internally develop their own solutions instead of purchasing them from the Company. Increased competition could force the Company to lower its prices or take other actions to differentiate its products.

The Company derives a significant amount of its revenues from various government contracts worldwide. The Company expects that government contracts will continue to be a significant source of its revenues for the foreseeable future. The Company's business generated from government contracts may be materially and adversely affected if: (i) its reputation or relationship with government agencies is impaired; (ii) it is suspended or otherwise prohibited from contracting with a domestic or foreign government or any significant law enforcement agency; (iii) levels of government expenditures and authorizations for law enforcement and security related programs decrease, remain constant or shift to programs in areas where it does not provide products and services; (iv) it is prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of laws or regulations, including those related to procurement; (v) it is not granted security clearances that are required to sell its products to domestic or foreign governments or such security clearances are revoked; (vi) there is a change in government procurement procedures; or (vii) there is a change in political climate that adversely affects the Company's existing or prospective relationships.

The Company's quarterly operating results are difficult to predict and may fluctuate significantly in the future, which in turn may result in volatility in its stock price. The following factors, among others, many of which are outside the Company's control, can cause fluctuations in the Company's operating results and stock price volatility: (i) the size, timing, terms and conditions of orders from and shipments to its customers; (ii) unanticipated delays or problems in releasing new products; (iii) the timing and success of its customers' deployment of its products and services; (iv) the amount and timing of its investments in research and development activities; (v) costs associated with providing the Company's goods and services; (vi) the fluctuation of foreign currency exchange rates; and (vii) the impairment or devaluation of the Company's assets (for instance, intangibles or goodwill).

To the extent that the Company continues to be profitable in certain tax jurisdictions, it will continue to use available net operating loss carry forwards in these jurisdictions. When the Company ceases to have net operating loss carry forwards available to it in a tax jurisdiction, the Company's effective tax rate would increase in that jurisdiction. The Company's effective tax rate is expected to increase substantially in 2005 as compared to fiscal 2004, which could materially and adversely affect the Company's results of operations.

The Company has continued to expand its gross margins primarily as a result of reducing hardware as a part of its product offerings. This gross margin expansion has contributed to the growth of the Company's net income at a rate greater than the growth of its revenue. The Company's ability to continue to expand gross margins in this manner is contingent upon a variety of factors, principally that its customers obtain the hardware necessary to operate the Company's software solutions from another vendor. If customers insist that the Company provide all necessary hardware, the Company may not be able to continue to expand gross margins at the rate that it has or at all, which would reduce the rate of growth of the Company's net income. If the rate of growth of the Company's net income is reduced, it could materially and adversely affect the share price of its Common Stock.

While it has no single customer that is material, the Company has many significant customers and receives multi-million dollar orders from time to time. The deferral or loss of one or more significant orders or a delay in an expected implementation of such an order could materially and adversely affect the Company's operating results in any fiscal quarter, particularly if there are significant sales and marketing expenses associated with the deferred, lost or delayed sales. The Company bases its current and future expense levels on its internal operating plans and sales forecasts, and its operating costs are, to a large extent, fixed. As a result, the Company may not be able to sufficiently reduce its costs in any quarter to compensate for an unexpected near-term shortfall in revenues.

The Company has historically derived a significant portion of its sales from contracts for large system installations with major customers. The Company continues to emphasize sales to larger customers in its product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The timing and scope of these opportunities are difficult to forecast, and the pricing and margins may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a high degree of volatility, and also may be more volatile than the Company has experienced in prior periods. The degree of dependence by the Company on large system orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers, increases the risk associated with its business.

The market for the Company's business intelligence solutions has been adversely affected by the global economic slowdown and the decline in information technology spending, which has caused many companies to reduce or, in extreme cases, entirely eliminate, information technology spending. While there exists some evidence in the market that information technology spending is increasing, the rate of this spending by the Company's customers in the near term remains unclear and the Company is uncertain whether it will be able to increase or maintain its revenues. If sales do not increase as anticipated or if expenses increase at a greater pace than revenues, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

The markets for the Company's products are characterized by rapidly changing technology and evolving industry standards. The introduction of products embodying new technology and the emergence of new industry standards can render the Company's existing products obsolete and unmarketable and can exert price pressures on existing products. It is critical to the Company's success that it be able to:

          o    anticipate changes in technology or in industry standards;

          o successfully develop and introduce new, enhanced and competitive products; and

          o introduce these new and enhanced products on a timely basis with high quality.

The Company may not be able to successfully develop new products or introduce new applications for existing products. For example, the market for the Company's communications interception solutions has been characterized by new protocols as well as by increased use encryption, and the Company's ability to compete in this market is dependent on its ability to introduce products that address these new developments. In addition, new products and applications introduced by the Company - such as the Company's content analytic software - may not achieve market acceptance or the introduction of new products or technological developments by its competitors may render the Company's products obsolete. If the Company is unable to introduce new products that address the needs of its customers or that achieve market acceptance, there may be a material and adverse impact on the Company's reputation with its customers and its financial results.

The Company's products are complex and involve sophisticated technology that performs critical functions to highly demanding standards. The Company's existing and future products may develop operational problems. In addition, when the Company introduces a product to the market or as it releases new versions of an existing product, the product may contain undetected defects or errors. The Company may not discover such defects, errors or other operational problems until after a product has been released and used by the customer. Significant costs may be incurred to correct undetected defects, errors or other operational problems in the Company's products, including product liability claims. In addition, defects or errors in the Company's products may result in questions regarding the integrity of its products, which could cause adverse publicity and impair their market acceptance, resulting in lost future sales.

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

The Company's products are often used by customers to compile and analyze highly sensitive or confidential information and data, including information or data used in intelligence gathering or law enforcement activities. The Company may come into contact with such information or data when it performs support or maintenance functions for its customers. While the Company has internal policies, procedures and training for employees in connection with performing these functions, even the perception that such potential contact may pose a security risk or that any of the Company's employees has improperly handled sensitive or confidential information and data of a customer could harm its reputation and could inhibit market acceptance of its products.

The markets for the Company's security and business intelligence products are still emerging. The Company's growth is dependent on, among other things, the size and pace at which the markets for its products develop. If the markets for its products decrease, remain constant or grow slower than the Company anticipates, the Company will not be able to maintain its growth. In addition, in markets where the Company is a sole source supplier, the Company's growth may be adversely impacted if customers seek to and succeed in developing alternative sources for the Company's products. Continued growth in the demand for the Company's products is uncertain as, among other reasons, its existing customers and potential customers may: (i) not achieve a return on their investment in its products; (ii) experience technical difficulty in utilizing its products; or
(iii) use alternative solutions to achieve their security, intelligence or business objectives. In addition, as the Company's business intelligence products are sold primarily to contact centers, slower than anticipated growth or a contraction in the number of contact centers will have a material adverse effect on the Company's ability to maintain its growth.

A significant portion of the Company's revenues are generated by sales made through strategic and technology partners, distributors, value added resellers and systems integrators. In addition, many of these sales channels also partner with the Company's competitors and may even offer the products of the Company and its competitors when presenting bids to certain customers. The Company's ability to achieve revenue growth depends to some extent on maintaining and adding to these sales channels. If the Company's relationships with these sales channels deteriorate or terminate, the Company may lose important sales and marketing opportunities.

On September 2, 2004, the Company acquired RP Security. If the Company is unable to successfully integrate RP Security with its business, it may be unable to realize the anticipated benefits of this acquisition. The Company may experience technical difficulties that could delay the integration of RP Security's products into the Company's solutions, resulting in business disruptions.

On March 31, 2004, the Company completed its acquisition of certain assets and liabilities of ECtel comprising its communications interception business. As a result of this acquisition, the Company and ECtel have a variety of ongoing contractual relationships related to providing certain resources to one another and fulfillment of certain obligations to former ECtel customers. If ECtel does not perform its post-acquisition contractual obligations to the Company, the Company may not continue to realize the benefits of the acquisition realized by the Company or have a negative impact on the Company's operations and the transitioning of ECtel's customers to the Company.

The Company is required to obtain export licenses from the U.S., Israeli and German and other governments to export some of the products that it develops or manufactures in these countries, and comply with applicable export control laws. The Company cannot be assured that it will be successful in obtaining or maintaining the licenses and other authorizations required to export its products from applicable governmental authorities. In addition, export laws and regulations are revised from time to time; if the Company is found not to have complied with applicable export control laws, the Company may be penalized by, among other things, having its ability to receive export licenses curtailed or eliminated possibly for an extended period of time. The Company's failure to receive or maintain any required export license or authorization would hinder its ability to sell its products and could materially and adversely affect its business, financial condition and results of operations.

Many of the Company's government contracts contain provisions that give the governments party to those contracts rights and remedies not typically found in private commercial contracts, including provisions enabling the governments to:
(i) terminate or cancel existing contracts for convenience; (ii) in the case of the U.S. Government, suspend the Company from doing business with a foreign government or prevent the Company from selling its products in certain countries; (iii) audit and object to the Company's contract-related costs and expenses, including allocated indirect costs; and (iv) change specific terms and conditions in the Company's contracts, including changes that would reduce the value of its contracts. In addition, many jurisdictions have laws and regulations that deem government contracts in those jurisdictions to include these types of provisions, even if the contracts themselves do not contain them. If a government terminates a contract with the Company for convenience, the Company may not recover its incurred or committed costs, any settlement expenses or profit on work completed prior to the termination. If a government terminates a contract for default, the Company may not recover these amounts, and, in addition, may be liable for any costs incurred by a government in procuring undelivered items and services from another source. Further, an agency within a government may share information regarding the Company's termination with other government agencies. As a result, the Company's on-going or prospective relationships with such other government agencies could be impaired.

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

In August 2005, the European Parliament Directive 2002/96/EC (dated 27 January
2003) on Waste Electrical and Electronic Equipment Directive (the "WEEE Directive") will become effective in the European Union. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment sold within the European Union. In July 2006, the European Parliament Directive 2002/95/EC (dated 27 January 2003) on Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the "RoHS Directive") will become effective in the European Union. The RoHS Directive restricts the use of certain hazardous substances, including mercury, lead, cadmium, hexavalent chromium, and certain flame retardants, in the construction of component parts of certain electrical and electronic equipment sold within the European Union. The Company is currently making preparations to comply with these directives to the extent applicable to the hardware portion of its solutions. As part of this process, the Company will need to ensure that it has a supply of compliant components from its suppliers. Ensuring compliance with these directives and integrating compliance activities with suppliers will result in additional costs to the Company and may result in disruptions to operations. The Company cannot currently estimate the extent of such additional costs or potential disruptions. However, to the extent that any such costs or disruptions are substantial, the Company's financial results could be materially and adversely affected.

If a government review or investigation uncovers improper or illegal activities, depending on the nature of the activity, the Company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with government agencies, and curtailment of the Company's ability to obtain export licenses, which could materially and adversely affect its business, financial condition and results of operations. In addition, a government may reform its procurement practices or adopt new contracting rules and regulations that could be costly to satisfy or that could impair the Company's ability to obtain new contracts.

The Company's recent growth has strained its managerial and operational resources. The Company's continued growth may further strain its resources, which could hurt its business and results of operations. There can be no assurance that the Company's managers will be able to manage growth effectively. To manage future growth, the Company's management must continue to improve the Company's operational, IT and financial systems, procedures and controls and expand, train, retain and manage its employee base. If the Company's systems, procedures and controls are inadequate to support its operations, the Company's expansion could slow or come to a halt, and it could lose its opportunity to gain significant market share. Any inability to manage growth effectively could materially harm the Company's business, results of operations and financial condition.

The Company depends on the continued services of its executive officers and other key personnel. In addition, in order to continue to grow effectively, the Company expects to need to attract and retain a substantial number of new employees, including managers, sales and marketing personnel and technical personnel, who understand and have experience with its products and services. The market for such personnel is intensely competitive in most if not all of the geographies in which the Company operates, and on occasion it has had to relocate personnel to fill positions in locations where it could not attract qualified experienced personnel. Further, competition for personnel for certain positions in the Company's industry is intense, and the Company has in the past and may in the future experience difficulty in recruiting qualified personnel due to the market demand for their services. If the Company is unable to attract and retain qualified employees, its ability to grow could be impaired. Further, if the costs of attracting and retaining qualified personnel increase significantly, the Company's financial results could be materially and adversely affected.

The Company has significant operations in foreign countries, including sales, research and development, customer support and administrative service. The countries in which the Company has its most significant foreign operations include Israel, Germany, the United Kingdom and Canada, and the Company intends to continue to expand its operations internationally. The Company's business may suffer if it is unable to successfully expand and maintain foreign operations. The Company's foreign operations are, and any future foreign expansion will be, subject to a variety of risks, many of which are beyond its control, including risks associated with: (i) foreign currency fluctuations; (ii) political and economic instability in foreign countries; (iii) changes in and compliance with local laws and regulations, including tax laws, labor laws, employee benefits, currency restrictions and other requirements; (iv) differences in tax regimes and potentially adverse tax consequences of operating in foreign countries; (v) customizing products for foreign countries; (vi) legal uncertainties regarding liability, export and import restrictions, tariffs and other trade barriers;
(vii) hiring qualified foreign employees; and (viii) difficulty in accounts receivable collection and longer collection periods. In addition, the tax authorities in the various jurisdictions in which the Company operates may review from time to time the pricing arrangements between the Company and its subsidiaries. An adverse determination by one or more tax authorities in this regard may have a material and adverse effect on the Company's financial results.

The Company's subsidiary, Verint Technology Inc. ("Verint Technology"), which markets, sells and supports its communications interception solutions to various U.S. government agencies, is required by the National Industrial Security Program to maintain facility security clearances and to be insulated from foreign ownership, control or influence. To comply with the National Industrial Security Program requirements, in January 1999 the Company, Verint Technology, Comverse Technology and the Department of Defense entered into a proxy agreement with respect to the ownership and operations of Verint Technology, which agreement was superseded in May 2001 to comply with the Department of Defense's most recent requirements. Under the proxy agreement, the Company, among other things, appointed three individuals, who are U.S. citizens, holding the requisite security clearances as holders of proxies to vote the Verint Technology stock. The proxy holders have the power to exercise all prerogatives of ownership of Verint Technology. These three individuals are responsible for the oversight of Verint Technology's security arrangements.

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

As the communications industry continues to evolve, governments may increasingly regulate products that monitor and record voice, video and data transmissions over public communications networks, such as the solutions that the Company offers. For example, products which the Company sells in the United States to law enforcement agencies and which interface with a variety of wireline, wireless and Internet protocol networks, must comply with the technical standards established by the Federal Communications Commission pursuant to the Communications Assistance for Law Enforcement Act and products that it sells in Europe must comply with the technical standards established by the European Telecommunications Standards Institute. The adoption of new laws or regulations governing the use of the Company's products or changes made to existing laws or regulations could cause a decline in the use of its products and could result in increased expenses for the Company, particularly if the Company is required to modify or redesign its products to accommodate these new or changing laws or regulations.

As part of the Company's growth strategy, it intends to pursue new strategic alliances. The Company considers and engages in strategic transactions from time to time and may be evaluating alliances or joint ventures at any time. The Company competes with other analytic solution providers for these opportunities. The Company cannot be assured that it will be able to effect these transactions on commercially reasonable terms or at all. If the Company enters into these transactions, there is also no assurance that it will realize the benefits it anticipates.

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

The information technology industry is characterized by frequent allegations of intellectual property infringement. In the past, third parties have asserted that certain of the Company's products infringe their intellectual property, and similar claims may be made in the future. Any allegation of infringement against the Company could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force it to enter into royalty or license agreements rather than dispute the merits of such allegation. If patent holders or other holders of intellectual property initiate legal proceedings against the Company, it may be forced into protracted and costly litigation. The Company may not be successful in defending such litigation and may not be able to procure any required royalty or license agreements on terms acceptable to it, or at all. The Company generally indemnifies its customers with respect to infringement by its products of the proprietary rights of third parties. Third parties may assert infringement claims against the Company's customers. These claims may require the Company to initiate or defend protracted and costly litigation, regardless of the merits of these claims. If any of these claims succeed, the Company may be forced to pay damages or may be required to obtain licenses for the products its customers use. If the Company cannot obtain all necessary licenses on commercially reasonable terms, its customers may be forced to stop using, or, in the case of value added resellers, stop selling, its products.

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

The Company has in the past and may in the future pursue acquisitions of businesses, products and technologies, or the establishment of joint venture arrangements. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired or jointly developed business, technology or product could result in a substantial diversion of management resources. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization of certain identifiable intangible assets, research and development write-offs and other acquisition-related expenses. These investments may be made in immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that the Company may lose the total amount of its investments, or more than its total investment if such businesses have liabilities not identified by the Company. The Company may not be able to identify suitable investment candidates, and, even if it does, it may not be able to make those investments on acceptable terms, or at all. In addition, the Company also may fail to successfully integrate acquired businesses with its operations or successfully realize the intended benefits of any acquisition, either of which could affect the Company's continued growth and profitability. And, the integration process may further strain the Company's existing financial and managerial controls and reporting systems and procedures. Due to rapidly changing market conditions, the Company may find the value of its acquired technologies and related intangible assets, such as goodwill, as recorded in its financial statements, to be impaired, resulting in charges to operations. The Company may also fail to retain the acquired or merged company's key employees and customers.

Currently, the Company accounts for employee stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations, which provide that any compensation expense relative to employee stock options be measured based on intrinsic value of the stock options. As a result, when options are priced at or above fair market value of the underlying stock on the date of the grant, as is currently the Company's practice, the Company incurs no compensation expense.

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Share-Based Payment", ("SFAS No.123(R)") which revises SFAS No. 123 and supersedes APB No. 25. In April 2005, the SEC amended Regulation S-X to modify the date for compliance with SFAS No. 123(R). The provisions of SFAS No. 123(R) must be applied beginning with the fiscal year beginning on or after June 15, 2005, which for the Company is February 1, 2006 (the "Effective Date"). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and (ii) expense the non-vested portions of existing option grants going forward over their remaining vesting period. Compensation expense for the non-vested portions of existing option grants as of the Effective Date will be recorded based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to adopt a fair value-based method for measuring the compensation expense related to employee stock and stock options awards; this will lead to substantial additional compensation expense. Any such expense, although it will not affect the Company's cash flows, will have a material negative impact on the Company's reported results of operations.

The Company receives conditional grants from the Government of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or the OCS, for the financing of a portion of its research and development expenditures in Israel. The terms of these conditional grants limit the Company's ability to manufacture products outside of Israel if such products or technologies were developed using these grants. On March 30, 2005, the Israeli parliament approved an amendment to Israeli Law for Encouragement of Industrial Research and Development, which permits the transfer of such technology outside of Israel under certain conditions. If the Company receives approval to manufacture products, or to transfer technology, developed using these conditional grants outside of Israel, it may be required to pay a significantly increased amount of royalties on an accelerated basis to the Government of Israel, depending on the manufacturing volume that is performed outside of Israel, or in respect of a transfer of technology it may be required, prior to such transfer, to pay a redemption price to be determined under regulations that have not yet been promulgated. This restriction may impair the Company's ability to outsource manufacturing or engage in similar arrangements for those products or technologies. In addition, if the Company fails to comply with any of the conditions imposed by the OCS, it may be required to refund any grants previously received together with interest and penalties, and it may be subject to criminal charges. Further, from time to time the Government of Israel may audit the sales of products incorporating technology partially funded through OCS programs which, while not increasing the aggregate amount of royalties that may be due from the Company, may cause the Company to have to pay royalties on additional products, effectively accelerating the pace at which it pays royalties to the Government of Israel in repayment of the benefits received under such programs. In recent years, the Government of Israel has accelerated the rate of repayment of OCS grants and may further accelerate them in the future. The Company currently pays royalties of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel in consideration of benefits received under this program. Such royalty payments by the Company are currently required to be made until the government has been reimbursed the amounts received by it, linked to the U.S. dollar, plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amounts at a rate equal to the 12-month LIBOR rate in effect on January 1st of the year in which approval is obtained. As of April 30, 2005, the Company has received approximately $56.6 million in cumulative grants and has recorded approximately $27.7 million in cumulative royalties to the OCS. Further, the Government of Israel has reduced the benefits available under these programs in recent years and these programs may be discontinued or curtailed in the future. In addition, the Company expects that OCS grants as a percentage of its consolidated research and development expenses will decrease in future periods due to an expected increase in the portion of research and development activities that will not be reimbursed by the OCS and an expected increase in research and development activities outside of Israel. The continued reduction in these benefits or the termination of the Company's eligibility to receive these benefits may materially and adversely affect the Company's business, financial condition and results of operations. Alternatively to paying royalties over time, there may be circumstances in which a company would repay all or substantially all of the amounts due to the OCS in a single payment. From time to time, the Company evaluates whether to pursue repayment of amounts due to OCS in a single payment. If the Company were to repay all or substantially all of the amounts due to the OCS in a single payment, it would significantly reduce or eliminate the Company's net income for a given fiscal year and might cause the Company to report a loss for the fiscal year in which such a payment is made.

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

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, which in the past and may in the future, lead to security and economic problems for Israel. Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region can directly affect the Company's operations in Israel. From October 2000, until recently, terrorist violence in Israel increased significantly, primarily in the West Bank and Gaza Strip, and Israel has experienced terrorist incidents within its borders. There can be no assurance that the recent relative calm and renewed discussions with the Palestinian representatives will continue. The Company could be materially adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be materially adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violence in Israel or the outbreak of violent conflicts involving Israel may impede the Company's ability to sell its products or otherwise adversely affect the Company. In addition, many of the Company's Israeli employees in Israel are required to perform annual compulsory military service in Israel and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect upon the Company's operations.

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

The Company's business is subject to evolving corporate governance and public disclosure regulations that have increased both costs and the risk of noncompliance, which could have an adverse effect on the Company's stock price. Because the Company's Common Stock is publicly traded on the NASDAQ National Market, the Company is subject to rules and regulations promulgated by a number of governmental and self-regulated organizations, including the Securities and Exchange Commission, NASDAQ and the Public Company Accounting Oversight Board, which monitors the accounting practices of public companies. Many of these regulations have only recently been enacted, and continue to evolve, making compliance more difficult and uncertain. In addition, the Company's efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations require the Company to include a management assessment of its internal controls over financial reporting and auditor attestation of that assessment in its annual report, which the Company included for in its annual report for fiscal 2004. While the Company was able to assert, in the management certifications filed with its Annual Report on Form 10-K, that the Company's internal control over financial reporting is effective as of January 31, 2005 and that no material weaknesses were identified, the Company must continue to monitor and assess the internal control over financial reporting. The Company cannot provide any assurances that material weaknesses will not be discovered in the future. If the Company is unable to assert that the internal control over financial reporting is effective for any given reporting period (or if the Company's auditors are unable to attest that the management's report is fairly stated or are unable to express an opinion on the effectiveness of the internal controls), the Company could lose investor confidence in the accuracy and completeness of the Company's financial reports, which would have an adverse effect on the Company's stock price. The effort regarding Section 404 has required, and continues to require, the commitment of significant financial and managerial resources.

Comverse Technology beneficially owns a majority of the Company's outstanding shares of Common Stock. Consequently, Comverse Technology effectively controls the outcome of all matters submitted for stockholder action, including the composition of the Company's board of directors and the approval of significant corporate transactions. Through its representation on the Company's board of directors, Comverse Technology has a controlling influence on the Company's management, direction and policies, including the ability to appoint and remove its officers. As a result, Comverse Technology may cause the Company to take actions which may not be aligned with the Company's interests or those of its other stockholders. For example, Comverse Technology may prevent or delay any transaction involving a change in control or in which stockholders might receive a premium over the prevailing market price for their shares. In particular, as a result of Comverse Technology's majority ownership, the Company has relied on the "controlled company" exemption from certain requirements under Rule 4350(c)(5) of the listing standards of the National Association of Securities Dealers, Inc., and does not have an independent Compensation Committee or Nominating Committee, as non-controlled companies are required to have.

The Company receives insurance, legal and certain administrative services from Comverse Technology under a corporate services agreement. The Company's enterprise resource planning software is maintained and supported by Comverse Ltd., a subsidiary of Comverse Technology, under an enterprise resource planning software sharing agreement. The Company also obtains personnel and facility services from Comverse, Inc. under a satellite services agreement. If these agreements are terminated, the Company may be required to obtain similar services from other entities or, alternatively, it may be required to hire qualified personnel and incur other expenses to obtain these services. The Company may not be able to hire such personnel or to obtain comparable services at prices and on terms as favorable as it currently has under these agreements.

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

Seven of the Company's thirteen directors are officers and/or directors or employees of Comverse Technology, or otherwise affiliated with Comverse Technology. These directors have fiduciary duties to both companies and may have conflicts of interest on matters affecting both the Company and Comverse Technology and in some circumstances may have interests adverse to the Company. The Company's Chairman, Kobi Alexander, is the chairman of Comverse Technology. This position with Comverse Technology imposes significant demands on Mr. Alexander's time and presents potential conflicts of interest.

Prior to the Company's initial public offering in May 2002, it was included in the Comverse Technology consolidated group for federal income tax purposes and did not file its own federal income tax return. Following the Company's initial public offering, it ceased to be included in the Comverse Technology consolidated group for federal income tax purposes. To the extent Comverse Technology or other members of the group fail to make any federal income tax payments required of them by law in respect of years for which Comverse Technology filed a consolidated federal income tax return which included the Company, the Company would be liable for the shortfall. Similar principles apply for state income tax purposes in many states. In addition, by virtue of its controlling ownership and its tax sharing agreement with the Company, Comverse Technology effectively controls all of the Company's tax decisions for periods ending prior to the completion of its initial public offering. For periods during which the Company was included in the Comverse Technology consolidated group for federal income tax purposes, Comverse Technology has sole authority to respond to and conduct all federal income tax proceedings and audits relating to the Company, to file all federal income tax returns on its behalf and to determine the amount of its liability to, or entitlement to payment from, Comverse Technology under its tax sharing agreement. Despite this agreement, federal law provides that each member of a consolidated group is liable for the group's entire tax obligation and the Company could, under certain circumstances, be liable for taxes of other members of the Comverse Technology consolidated group.

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

Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact the Company's facilities, personnel and operations which are located in the United States, Canada, Israel, Europe, the Far East, Australia and South America, as well as those of its clients. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for its products. These developments could have a material adverse effect on the Company's business and the trading price of its Common Stock.

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

The Company is exposed to market risk from changes in interest rates. Various financial instruments held by the Company are sensitive to changes in interest rates. Interest rate changes could result in an increase or decrease in interest income as well as in gains or losses in the market value of the Company's debt security investments due to differences between the market interest rates and rates at the date of purchase of these investments.

The Company places its cash investments with high credit-quality financial institutions and currently invests primarily in money market funds placed with major banks and financial institutions, bank time deposits, Auction-Rate Securities ("ARS"), corporate debt securities and United States government, corporation and agency obligations and/or mutual funds investing in the like. The Company has investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of April 30, 2005, the Company had cash and cash equivalents, which generally have a maturity of three months or less, totaling approximately $42.6 million and had short-term investments, totaling approximately $207.7 million, which primarily consist of Auction Rate Securities.

These ARS have maturities ranging up to thirty years; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates. If, during the year ended January 31, 2006, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2005, the Company's projected interest income from cash and cash equivalents and short-term investments would increase or decrease by approximately $1.2 million, assuming a similar level of investments in the year ended January 31, 2006.

Due to the short-term nature of the Company's cash and cash equivalents, the carrying values approximates market value and are not generally subject to price risk due to fluctuations in interest rates. The Company's short-term investments are subject to price risk due to fluctuations in interest rates. Neither a 10% increase nor decrease in prices would have a material effect on the Company's financial position, results of operations or cash flows. All short-term investments are considered to be available-for-sale, accounted for at fair value, with resulting unrealized gains or losses reported as a separate component of shareholders' equity. If these available-for-sale securities experience declines in fair value that are considered other-than-temporary, an additional loss would be reflected in net income (loss) in the period when the subsequent impairment becomes apparent. See Note 3 of the notes to the Condensed Consolidated Financial Statements and Note 4 of the notes to the consolidated financial statement in the Company's Annual Report on Form 10-K for more information regarding the Company's short-term investments.



ITEM 4. CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of April 30, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of April 30, 2005.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended April 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                Other Information
                                -----------------


ITEM 6.    EXHIBITS.

(a)    Exhibit Index.
       -------------

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

                                  VERINT SYSTEMS INC.

Dated:  June 9, 2005              By: /s/ Dan Bodner
                                      ------------------------------------------
                                      Dan Bodner
                                      President and Chief Executive Officer
                                      Principal Executive Officer

Dated:  June 9, 2005              By: /s/ Igal Nissim
                                      ------------------------------------------
                                      Igal Nissim
                                      Vice President and Chief Financial Officer
                                      Principal Financial Officer