Form 10-Q
period 2005-07-31
VERINT SYSTEMS INC
filed 2005-09-09
CIK 1166388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT OF 1934

     For the quarterly period ended July 31, 2005

                                       or

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

                        |X| Yes           |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        | | Yes           |X| No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.001 per share, outstanding as of September 6, 2005 was 31,897,348.

                                TABLE OF CONTENTS

                                     PART I
                              Financial Information

                                                                            Page
                                                                            ----
ITEM 1. Financial Statements.

1.      Condensed Consolidated Balance Sheets as of January 31, 2005 and
        July 31, 2005                                                         4

2.      Condensed Consolidated Statements of Income for the Three and Six
        Months Ended July 31, 2004 and July 31, 2005                          5

3.      Condensed Consolidated Statements of Cash Flows for the Six Months
        Ended July 31, 2004 and July 31, 2005                                 6

4.      Notes to Condensed Consolidated Financial Statements                  7

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.                                               19

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.          39

ITEM 4. Controls and Procedures.                                             40

                                     PART II
                                Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders                  41

ITEM 6. Exhibits.                                                            41

SIGNATURES                                                                   43

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

                                     PART I

ITEM 1.  Financial Statements.

                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                         January 31,   July 31,
ASSETS                                                      2005*        2005
------                                                               (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents                                $  45,100   $  54,884
 Bank time deposits                                               -       2,187
 Short-term investments                                     195,314     207,873
 Accounts receivable, net                                    39,072      40,171
 Inventories                                                 17,267      21,041
 Prepaid expenses and other current assets                    9,880      10,326
                                                          ----------  ----------
TOTAL CURRENT ASSETS                                        306,633     336,482
PROPERTY AND EQUIPMENT, net                                  17,540      18,307
INTANGIBLE ASSETS, net                                       12,026       9,638
GOODWILL                                                     49,625      49,630
OTHER ASSETS                                                 13,154      14,498
                                                          ----------  ----------
TOTAL ASSETS                                              $ 398,978   $ 428,555
                                                          ==========  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                    $  68,399   $  78,936
 Advance payments from customers                             41,853      42,613
                                                          ----------  ----------
TOTAL CURRENT LIABILITIES                                   110,252     121,549
LONG-TERM LIABILITIES                                         5,351       4,762
                                                          ----------  ----------
TOTAL LIABILITIES                                           115,603     126,311
                                                          ----------  ----------

STOCKHOLDERS' EQUITY:
 Common stock, $0.001 par value - authorized,
  120,000,000 shares; issued and outstanding, 31,577,587
  and 31,878,109 shares                                          32          32
 Additional paid-in capital                                 282,364     287,955
 Unearned stock compensation                                 (3,395)     (2,905)
 Retained earnings                                            2,155      15,825
 Accumulated other comprehensive income                       2,219       1,337
                                                          ----------  ----------
TOTAL STOCKHOLDERS' EQUITY                                  283,375     302,244
                                                          ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 398,978   $ 428,555
                                                          ==========  ==========

        *The Condensed Consolidated Balance Sheet as of January 31, 2005 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   The accompanying notes are an integral part of these financial statements.

                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)

                                          Six months ended   Three months ended
                                              July 31,            July 31,
                                          2004       2005      2004      2005
                                       ---------- ---------- --------- ---------

Sales                                  $ 116,805  $ 146,748  $ 60,167  $ 74,709
Cost of sales                             52,863     65,500    27,106    33,231
                                       ---------- ---------- --------- ---------
Gross profit                              63,942     81,248    33,061    41,478

Operating expenses:
 Research and development, net            14,680     18,996     7,889     9,622
 Selling, general and administrative      38,414     47,945    19,820    24,190
 In-process research and development       3,154          -         -         -
 Write-down of capitalized software        1,481          -         -         -
                                       ---------- ---------- --------- ---------
Income from operations                     6,213     14,307     5,352     7,666

Interest and other income, net             1,447      3,379       865     1,689
                                       ---------- ---------- --------- ---------

Income before income tax provision         7,660     17,686     6,217     9,355
Income tax provision                         475      4,016       546     2,218
                                       ---------- ---------- --------- ---------

Net income                             $   7,185  $  13,670  $  5,671  $  7,137
                                       ========== ========== ========= =========

Earnings per share:
 Basic                                 $    0.24  $    0.43  $   0.18  $   0.23
                                       ========== ========== ========= =========
 Diluted                               $    0.22  $    0.41  $   0.17  $   0.22
                                       ========== ========== ========= =========


   The accompanying notes are an integral part of these financial statements.

                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                              Six months ended
                                                                  July 31,
                                                              2004        2005
                                                            ---------  ---------

Cash flows from operating activities:
 Net cash from operations after adjustment for non-cash
  items                                                     $ 17,619   $ 22,580
 Changes in operating assets and liabilities:
 Accounts receivable                                          (7,606)    (1,355)
 Inventories                                                   1,880     (4,715)
 Prepaid expenses and other current assets                      (191)    (2,647)
 Accounts payable and accrued expenses                         8,638     10,253
 Advance payments from customers                               7,688        760
 Other, net                                                     (585)     1,946
                                                            ---------  ---------
Net cash provided by operating activities                     27,443     26,822
                                                            ---------  ---------

Cash flows from investing activities:
 Cash paid for a business combination                        (36,107)         -
 Purchases of property and equipment                          (3,740)    (4,874)
 Proceeds from sale of property and equipment                      -        322
 Capitalization of software development costs                 (2,040)    (2,056)
 Increase in bank time deposits                                    -     (2,187)
 Purchase of short-term investments and bank time deposits,
  net                                                         (8,867)   (12,634)
                                                            ---------  ---------
Net cash used in investing activities                        (50,754)   (21,429)
                                                            ---------  ---------

Cash flows from financing activities:
 Repayments of bank loans                                       (227)      (303)
 Proceeds from issuance of common stock in connection with
  exercise of stock options and employee stock purchase plan   6,709      4,694
                                                            ---------  ---------
Net cash provided by financing activities                      6,482      4,391
                                                            ---------  ---------

Net increase (decrease) in cash and cash equivalents         (16,829)     9,784
Cash and cash equivalents, beginning of period                77,516     45,100
                                                            ---------  ---------
Cash and cash equivalents, end of period                    $ 60,687   $ 54,884
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

The accompanying financial information should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended January 31, 2005. The condensed financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair statement of the results for the interim periods presented herein. The Company's results of operations for the three months and six months periods ended July 31, 2005 are not necessarily indicative of the Company's results to be expected for the full year. The condensed consolidated balance sheet as of January 31, 2005 has been summarized from the Company's audited consolidated balance sheet as of that date. Certain amounts in prior periods have been reclassified to conform to the manner of presentation in the current periods.

2.   Stock-Based Employee Compensation

The Company applies the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its stock-based employee compensation. Accordingly, stock-based employee compensation cost is recognized only when employee stock options are granted with exercise prices below the fair market value at the date of grant. Any resulting stock-based employee compensation cost is recognized ratably over the associated service period, which is generally the option vesting period. The Company recognized stock-based employee compensation cost in the condensed consolidated statements of income of approximately $11,000 and $22,000, during each of the three month and six month periods ended July 31, 2004 and 2005, respectively, relating to certain employee stock options granted with exercise prices below the fair market value at the date of grant. As of July 31, 2005, 18,210 employee stock options were outstanding with exercise prices below the fair market value at the date of the grant. All other employee stock options have been granted at exercise prices equal to fair market value on the date of grant, and accordingly, no compensation expense has been recognized by the Company related to these options in the accompanying condensed consolidated statement of income.

The Company estimated the fair value of employee stock options utilizing the Black-Scholes option valuation model, using appropriate assumptions, as required under accounting principles generally accepted in the United States of America. The Black-Scholes model was developed for use in estimating the fair value of traded options and does not consider the non-traded nature of employee stock options, vesting and trading restrictions, lack of transferability or the ability of employees to forfeit the options prior to expiry. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:

                                            Six months ended  Three months ended
                                                 July 31,           July 31,
                                              2004      2005     2004     2005
                                            -------- --------- -------- --------
                                              (In thousands,     (In thousands,
                                                except per         except per
                                                share data)        share data)

Net income, as reported                     $ 7,185  $ 13,670  $ 5,671  $ 7,137

Less: Stock-based employee compensation
 cost determined under the fair value
 method, net of related tax effects           3,758     4,621    2,018    2,303
                                            -------- --------- -------- --------
Pro forma net income                        $ 3,427  $  9,049  $ 3,653  $ 4,834
                                            ======== ========= ======== ========

Earnings per share:

Basic - as reported                         $  0.24  $   0.43  $  0.18  $  0.23
                                            ======== ========= ======== ========
Basic - pro forma                           $  0.11  $   0.29  $  0.12  $  0.15
                                            ======== ========= ======== ========

Diluted - as reported                       $  0.22  $   0.41  $  0.17  $  0.22
                                            ======== ========= ======== ========
Diluted - pro forma                         $  0.11  $   0.27  $  0.11  $  0.15
                                            ======== ========= ======== ========

3.   Short-term Investments

The Company classifies all short-term investments as available for sale, accounted for at fair value, with the resulting unrealized gains or losses reported as a separate component of stockholders' equity.

In connection with the preparation of its Annual Report on Form 10-K for the year ended January 31, 2005, the Company concluded that it was appropriate to classify investments in Auction Rate Securities ("ARS") as short-term investments. ARS generally have long-term stated maturities, however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates. Previously, such investments had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. As of July 31, 2005, the Company held approximately $185,595,000 of investments in ARS that are classified as short-term investments. Accordingly, the Company has revised the classification to report these securities as short-term investments in its Condensed Consolidated Balance Sheet for all periods prior to January 31, 2005, and has reclassified approximately $120,716,000 of investments in ARS as of July 31, 2004, that were previously included in cash and cash equivalents as short-term investments.

The Company has also revised the presentation of the Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2004 to reflect the purchases and sales of ARS as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the year ended January 31, 2005. In the previously reported Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2004, net cash provided by investing activities related to these short-term investments of approximately $2,484,000 were included in cash and cash equivalents.

This change in classification does not affect previously reported cash flows from operations or from financing activities in the Consolidated Statements of Cash Flows or previously reported Consolidated Statements of Income for any period.

4.   Inventories

The composition of inventories at January 31, 2005 and July 31, 2005 is as follows:

                                                 January 31,      July 31,
                                                    2005            2005
                                                  ---------      ---------
                                                       (In thousands)

Raw materials                                     $  6,067       $ 10,720
Work in process                                      4,179          4,949
Finished goods                                       7,021          5,372
                                                  ---------      ---------
                                                  $ 17,267       $ 21,041
                                                  =========      =========

5.   Research and Development Expenses

A significant portion of the Company's research and development operations are located in Israel, where the Company derives substantial benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. The Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the OCS reimburses a portion of the Company's research and development expenditures under approved project budgets. The Company is currently involved in several ongoing research and development projects supported by the OCS. The Company accrues royalties to the OCS for the sale of products incorporating technology developed in these projects up to the amount of such funding, plus interest in certain circumstances. The terms of the applicable funding agreements limit the Company's ability to manufacture products, or transfer technologies, outside of Israel if such products or technologies were developed under these funding agreements. Reimbursement from the OCS amounted to approximately $710,000 and $1,604,000 in the three month and six month periods ended July 31, 2004, respectively, and approximately $1,074,000 and $1,735,000 in the three month and six month periods ended July 2005, respectively. The Company recorded other reimbursements of research and development expenses amounting to approximately $455,000 and $642,000 for the three month and six month periods ended July 31, 2004 respectively, and $124,000 and $530,000 for the three month and six month periods ended July 31, 2005, respectively.

6.   Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all potentially dilutive issuances of stock. The calculation for earnings per share for the three month and six month periods ended July 31, 2004 and 2005, respectively, was as follows:

                                             Three Months ended
                            ----------------------------------------------------
                                  July 31, 2004              July 31, 2005
                            ------------------------- --------------------------
                                                Per                        Per
                              Net              Share     Net              Share
                             Income   Shares   Amount  Income    Shares   Amount
                             ------   ------   ------  ------    ------   ------

                                    (In thousands, except per share data)

Basic EPS
Net Income                  $ 5,671   30,732  $ 0.18  $  7,137   31,611  $ 0.23
                                              =======                    =======

Effect of Dilutive
 Securities
Stock Options                          1,652                      1,280
Restricted shares                         73                        138
                                     --------                   --------

Diluted EPS                 $ 5,671   32,457  $ 0.17  $  7,137   33,029  $ 0.22
                            ======== ======== ======= ========= ======== =======


                                              Six Months ended
                            ----------------------------------------------------
                                  July 31, 2004              July 31, 2005
                            ------------------------- --------------------------
                                                Per                        Per
                              Net              Share     Net              Share
                             Income   Shares   Amount  Income    Shares   Amount
                             ------   ------   ------  ------    ------   ------

                                    (In thousands, except per share data)

Basic EPS
Net Income                  $ 7,185   30,567  $ 0.24  $ 13,670   31,558  $ 0.43
                                              =======                    =======

Effect of Dilutive
 Securities
Stock Options                          1,691                      1,348
Restricted shares                         73                        138
                                     --------                   --------

Diluted EPS                 $ 7,185   32,331  $ 0.22  $ 13,670   33,044  $ 0.41
                            ======== ======== ======= ========= ======== =======

7.   Comprehensive Income

Total comprehensive income was approximately $5,846,000 and $6,703,000 for the three months ended July 31, 2004 and 2005, respectively, and approximately $6,857,000 and $12,788,000 for the six month periods ended July 31, 2004 and 2005, respectively. The elements of comprehensive income include net income, unrealized gains and losses on available for sale securities and foreign currency hedges, and foreign currency translation adjustments.

8.   Related Party Transactions and Balances

Corporate Services Agreement - The Company recorded expenses of approximately $156,000 for both three month periods ended July 31, 2004 and 2005, and approximately $313,000 for both six month periods ended July 31, 2004 and 2005, for the services provided by the Company's parent, Comverse Technology, under the Corporate Services Agreement between the Company and Comverse Technology.

Enterprise Resource Planning Software Sharing Agreement - The Company recorded approximately $43,000 and $37,000 for the three months ended July 31, 2004 and 2005, respectively, and approximately $95,000 and $73,000 for the six months ended July 31, 2004 and 2005, respectively, for support services rendered by Comverse Ltd., a subsidiary of Comverse Technology, under the Enterprise Resource Planning Software Sharing Agreement between the Company and Comverse Ltd.

Satellite Services Agreement - The Company recorded expenses of approximately $832,000 and $846,000 for the three months ended July 31, 2004 and 2005, respectively, and approximately $1,475,000 and $1,558,000 for the six months ended July 31, 2004 and 2005, respectively, for services rendered by Comverse, Inc., a subsidiary of Comverse Technology, and its subsidiaries, under the Satellite Services Agreement between the Company and Comverse, Inc.

Transactions with an Affiliate - The Company sold products and services to Verint Systems (Singapore) PTE LTD, an affiliated systems integrator in which the Company holds a 50% equity interest, amounting to approximately $22,000 and $3,660,000, during the three months ended July 31, 2004 and 2005, respectively, and approximately $752,000 and $4,137,000, during the six months ended July 31, 2004 and 2005, respectively. In addition, the Company was charged with installation, support, marketing and office service fees by that affiliate amounting to approximately $153,000 and $221,000 for the three months ended July 31, 2004 and 2005, respectively, and approximately $304,000 and $383,000 for the six months ended July 31, 2004 and 2005, respectively.

Transactions with Other Subsidiaries of Comverse Technology - The Company charges subsidiaries of Comverse Technology for services relating to the use of the Company's facilities and employees. Charges to these subsidiaries were approximately $21,000 and $15,000 for the three month periods ended July 31, 2004 and 2005, respectively, and approximately $42,000 and $37,000 for the six month periods ended July 31, 2004 and 2005, respectively.

From time to time the Company sells products and services to other subsidiaries of Comverse Technology in the ordinary course of business. During the three and six month periods ended July 31, 2004 the Company recorded no sales to subsidiaries of Comverse Technology. Sales to these subsidiaries were approximately $67,000 for both the three and six month periods ended July 31, 2005.

Related Party Balances - Related party balances included in the condensed consolidated balance sheets are as follows (in thousands):

                                                       January 31,  July 31,
                                                          2005        2005
                                                        --------    --------

Included in accounts receivable                         $     -     $   206
                                                        ========    ========
Included in advance payments from customers             $   767     $     -
                                                        ========    ========
Included in accounts payable and accrued expenses       $ 1,387     $ 1,317
                                                        ========    ========

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

10.  Acquisitions

On September 2, 2004, the Company, through a subsidiary, acquired all of the outstanding stock of RP Sicherheitssysteme GmbH ("RP Security"), a company in the business of developing and selling mobile digital video security solutions for transportation applications. RP Security, headquartered in Flensburg, Germany, was founded in 1999 and has approximately 50 employees. The purchase price consisted of approximately $9,028,000 in cash and 90,144 shares of the Company's common stock. Shares issued as part of the purchase price were accounted for with value of approximately $2,977,000, or $33.03 per share. In addition, the shareholders of RP Security are entitled to receive earn-out payments over the three year period following the closing based on the Company's worldwide sales, profitability and backlog of mobile video products in the transportation market during that period. For the period ending January 31, 2005, the shareholders of RP earned approximately $438,000. In connection with this acquisition, the Company incurred transaction costs, consisting primarily of professional fees, amounting to approximately $520,000.

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

The following is a summary of the allocation of the purchase price of the RP Security acquisition:

                                                                (In thousands)

     Purchase price paid in cash                                   $  9,028
     Shares issued                                                    2,977
     Earn-out payable                                                   438
     Acquisition costs                                                  520
                                                                   ---------
         Total purchase price                                      $ 12,963
                                                                   =========

     Fair value of assets acquired                                 $  3,339
     Fair value of liabilities assumed                               (2,536)
     Sales backlog                                                    1,673
     Acquired technology                                                194
     Customer relationships                                             494
     Non-competition agreements                                         150
     Trade name                                                          47
     Goodwill                                                         9,602
                                                                   ---------
         Total purchase price                                      $ 12,963
                                                                   =========


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

The following is a summary of the allocation of the purchase price of the ECtel acquisition:

                                                                (In thousands)

     Purchase price                                                $ 35,000
     Acquisition costs                                                1,107
                                                                   ---------
         Total purchase price                                      $ 36,107
                                                                   =========

     Fair value of assets acquired                                 $  1,417
     Fair value of liabilities assumed                               (3,282)
     In-process research and development                              3,154
     Sales backlog                                                      854
     Acquired technology                                              5,307
     Customer relationships                                           1,382
     Non-competition agreements                                       2,221
     Goodwill                                                        25,054
                                                                   ---------
         Total purchase price                                      $ 36,107
                                                                   =========

The value allocated to goodwill in ECtel will be deducted for income tax purposes.

The summary unaudited pro forma condensed consolidated results of operations for the three months ended July 31, 2004, assuming the acquisitions of RP Security and ECtel had occurred at the beginning of the period, would have reflected consolidated revenues of approximately $61,829,000, net income of approximately $4,249,000, basic earnings per share of $0.14 and diluted earnings per share of $0.13. The summary unaudited pro forma condensed consolidated results of operations for the six months ended July 31, 2004, assuming the acquisitions of RP Security and ECtel had occurred at the beginning of the period, would have reflected consolidated revenues of approximately $120,405,000, net income of approximately $4,016,000, basic earnings per share of $0.13 and diluted earnings per share of $0.12. These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented. In addition, the pro forma results are not necessarily indicative of the results that will occur in the future and do not reflect any potential synergies that might arise from the combined operations.

11.  Intangible Assets

The composition of intangible assets at January 31, 2005 and July 31, 2005 is as follows:

                                                           January 31,  July 31,
                                Useful Life                   2005        2005
                                -----------                 ---------  ---------
                                                               (In thousands)

Sales backlog                  Up to 3 years                $  3,249   $  3,128
Acquired technology            3 to 5 years                    6,902      6,897
Customer relationships         5 years                         2,239      2,207
Non-competition agreements     3 to 10 years                   3,540      3,541
Trade names                    1 to 3 years                      255        252
                                                            ---------  ---------
                                                              16,185     16,025
Less accumulated amortization                                  4,159      6,387
                                                            ---------  ---------
                                                            $ 12,026   $  9,638
                                                            =========  =========


Amortization of intangible assets was approximately $727,000 and $1,142,000 for the three months ended July 31, 2004 and 2005, respectively, and approximately $1,041,000 and $2,273,000 for the six months ended July 31, 2004 and 2005, respectively.

Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year Ending January 31,                    (In thousands)
2006                                          $ 4,342
2007                                          $ 2,444
2008                                          $ 1,948
2009                                          $ 1,729
2010                                          $   734

12.  Goodwill

Changes in goodwill for the year ended January 31, 2005 ("fiscal 2004"), and for the six months ended July 31, 2005, are as follows:

                                           (In thousands)
Balance at January 31, 2004                  $ 14,364
Acquisition of ECtel                           25,054
Acquisition of RP Security                      9,164
Other                                           1,043
                                             ---------
Balance at January 31, 2005                    49,625
Earn-out for RP security purchase                 438
Other                                            (433)
                                             ---------
Balance at July 31, 2005                     $ 49,630
                                             =========

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

                          United             United                            Reconciling Consolidated
                          States    Israel   Kingdom   Canada  Germany   Other    Items       Totals
                         --------- --------- -------- -------- -------- ------- ----------  ---------
Three months ended
  July 31, 2004:                                     (In thousands)
  -------------

Sales                    $ 29,543  $ 24,253  $ 7,560  $ 5,536  $ 2,106  $  437  $  (9,268)  $ 60,167
Costs and expenses        (26,183)  (22,486)  (7,577)  (3,816)  (2,436)   (739)     8,422    (54,815)
                         --------- --------- -------- -------- -------- ------- ----------  ---------
Operating income (loss)  $  3,360  $  1,767  $   (17) $ 1,720  $  (330) $ (302) $    (846)  $  5,352
                         ========= ========= ======== ======== ======== ======= ==========  =========

Three months ended
  July 31, 2005:
  -------------

Sales                    $ 32,734  $ 31,035  $ 8,311  $ 6,601  $ 8,678  $  673  $ (13,323)  $ 74,709
Costs and expenses        (29,356)  (27,694)  (8,778)  (5,800)  (7,812)   (874)    13,271    (67,043)
                         --------- --------- -------- -------- -------- ------- ----------  ---------
Operating income (loss)  $  3,378  $  3,341  $  (467) $   801  $   866  $ (201) $     (52)  $  7,666
                         ========= ========= ======== ======== ======== ======= ==========  =========

                          United             United                            Reconciling Consolidated
                          States    Israel   Kingdom   Canada  Germany   Other    Items       Totals
                         --------- --------- -------- -------- -------- ------- ----------  ---------
Six months ended
 July 31, 2004:                                      (In thousands)
 -------------

Sales                    $ 55,494  $ 45,864  $15,071  $10,254  $ 4,978  $  920  $ (15,776)  $116,805
Costs and expenses        (50,041)  (46,437) (15,226)  (7,192)  (5,404) (1,345)    15,053   (110,592)
                         --------- --------- -------- -------- -------- ------- ----------  ---------
Operating income (loss)  $  5,453  $   (573) $  (155) $ 3,062  $  (426) $ (425) $    (723)  $  6,213
                         ========= ========= ======== ======== ======== ======= ==========  =========

Six months ended
 July 31, 2005:
 -------------

Sales                    $ 63,486  $ 62,299  $16,042  $14,739  $14,482  $1,997  $ (26,297)  $146,748
Costs and expenses        (57,844)  (54,766) (15,846) (12,985) (13,920) (2,287)    25,207   (132,441)
                         --------- --------- -------- -------- -------- ------- ----------  ---------
Operating income (loss)  $  5,642  $  7,533  $   196  $ 1,754  $   562  $ (290) $  (1,090)  $ 14,307
                         ========= ========= ======== ======== ======== ======= ==========  =========

Total assets by country of domicile consist of:

                                            January 31,     July 31,
                                                2005          2005
                                             ----------    ----------
                                                  (In thousands)

United States                                $ 264,975     $ 270,051
Israel                                         117,017       145,480
United Kingdom                                  12,684        12,566
Canada                                          19,828        25,016
Germany                                         27,598        26,723
Other                                            2,540         1,836
Reconciling items                              (45,664)      (53,117)
                                             ----------    ----------
                                             $ 398,978     $ 428,555
                                             ==========    ==========

Reconciling items consist of the following:
Sales - elimination of inter-company revenues.
Operating income - elimination of inter-company operating income.
Total assets - elimination of inter-company receivables.

14.  Employee Restricted Stock

In December 2003 and 2004, the Company granted 72,700 and 65,000 shares of restricted stock, respectively, to certain key employees of the Company. Unearned stock compensation of approximately $1,672,000 and $2,282,000 was recorded for 2003 and 2004, respectively, based on the fair market value of the Company's common stock at the date of grant, or $23.00 and $35.11 per share. Unearned stock compensation is shown as a separate component of stockholders' equity and is being amortized to expense over the four-year vesting period of the restricted stock. Amortization of unearned stock compensation was approximately $105,000 and $249,000 for the three months ended July 31, 2004 and 2005, respectively, and approximately $208,000 and $490,000 for the six months ended July 31, 2004 and 2005, respectively, and was included in selling, general and administrative expenses in the condensed consolidated statements of income. The restricted stock has all the rights and privileges of the Company's common stock, subject to certain restrictions and forfeiture provisions. At July 31, 2005, all 137,700 shares were subject to restriction.

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

16.  Subsequent Events

On September 1, 2005, the Company, through a newly-formed subsidiary, acquired certain of the assets and liabilities of The Opus Group, LLC, a privately-held provider of performance analytics solutions for contact centers and back office operations. The acquisition extends the Company's ability to help its customers generate actionable intelligence and enhance the effectiveness of their contact center and back office operations. The purchase price consisted of $12 million in cash at closing and additional earn-out payments over two years based on certain profitability targets.

On September 7, 2005, the Company entered into a definitive agreement with MultiVision Intelligent Surveillance Limited ("MultiVision") to acquire substantially all of its networked video security business. Under the agreement, the Company would pay approximately $48 million, subject to certain adjustments. The consideration will consist of cash, provided that, at the Company's sole option, it may substitute shares of Company common stock for up to 70% of the adjusted purchase price paid at closing. The number of shares, if any, to be issued in connection with the acquisition will be determined by the Company not less than 4 business days prior to the closing of the transaction. The acquisition is expected to close in mid-December, subject to a number of conditions, including approval by MultiVision's shareholders.

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended January 31, 2005 are those that depend most heavily on these judgments and estimates. As of July 31, 2005, there have been no material changes to any of the critical accounting policies contained therein.

RESULTS OF OPERATIONS

Summary of Results

     Consolidated results of operations in dollars and as a percentage of sales for each of the three month and six month periods ended July 31, 2004 and 2005 were as follows:

                                              Three              Three
                                              months             months
                                              ended              ended
                                             July 31,  % of     July 31,  % of
                                               2004    Sales      2005    Sales
                                            --------- -------  --------- -------

Sales                                       $ 60,167   100.0%  $ 74,709   100.0%
Cost of Sales                                 27,106    45.1%    33,231    44.5%
                                            --------- -------  --------- -------
Gross profit                                  33,061    54.9%    41,478    55.5%

Operating expenses:
 Research and development, net                 7,889    13.1%     9,622    12.9%
 Selling, general and administrative          19,820    32.9%    24,190    32.4%
                                            --------- -------  --------- -------
Income from operations                         5,352     8.9%     7,666    10.3%

Interest and other income, net                   865     1.4%     1,689     2.3%
                                            --------- -------  --------- -------

Income before income tax provision             6,217    10.3%     9,355    12.5%
Income tax provision                             546     0.9%     2,218     3.0%
                                            --------- -------  --------- -------

Net income                                  $  5,671     9.4%  $  7,137     9.6%
                                            ========= -------  ========= -------

                                              Six                 Six
                                             months              months
                                             ended               ended
                                            July 31,   % of     July 31,  % of
                                              2004     Sales      2005    Sales
                                           ---------- -------  ---------- ------

Sales                                      $ 116,805   100.0%  $ 146,748  100.0%
Cost of Sales                                 52,863    45.3%     65,500   44.6%
                                           ---------- -------  ---------- ------
Gross profit                                  63,942    54.7%     81,248   55.4%

Operating expenses:
 Research and development, net                14,680    12.6%     18,996   12.9%
 Selling, general and administrative          38,414    32.9%     47,945   32.7%
 In-process research and development           3,154     2.7%          -      -
 Write-down of capitalized software            1,481     1.3%          -      -
                                           ---------- -------  ---------- ------
Income from operations                         6,213     5.3%     14,307    9.7%

Interest and other income, net                 1,447     1.2%      3,379    2.3%
                                           ---------- -------  ---------- ------

Income before income tax provision             7,660     6.6%     17,686   12.1%
Income tax provision                             475     0.4%      4,016    2.7%
                                           ---------- -------  ---------- ------

Net income                                 $   7,185     6.2%  $  13,670    9.3%
                                           ========== =======  ========== ======


Six Month and Three Month Periods Ended July 31, 2005
Compared to Six Month and Three Month Periods Ended July 31, 2004

Sales. Sales for the six month and three month periods ended July 31, 2005 increased by approximately $29.9 million, or 26%, and $14.5 million, or 24%, respectively, as compared to the six month and three month periods ended July 31, 2004. This increase reflected an increase in both sales of products of approximately $23.1 million and $11.6 million and service revenue of approximately $6.8 million and $2.9 million, in the six month and three month periods ended July 31, 2005 as compared to the six month and three month periods ended July 31, 2004, respectively, and was attributable to higher sales volume of both the Company's security and business intelligence solutions. For the six month and three month periods ended July 31, 2005, the Company generated approximately 47% and 48%, respectively, of its sales from the Americas region, 35% for both periods from the Europe, Middle East and Africa region ("EMEA"), and 18% and 17%, respectively, from the Asia Pacific region ("APAC").

The Company sells its products in multiple configurations and the price of any particular product varies depending on the configuration of the product sold. Due to the variety of customized configurations for each product that the Company sells, it is unable to quantify the effects of a change in the price of any particular product and/or a change in the number of products sold on its revenues. Sales to international customers represented approximately 57% and 58%, respectively, of sales for the six month and three month periods ended July 31, 2005, as compared to approximately 52% and 51%, respectively, for the six month and three month periods ended July 31, 2004.

Cost of Sales. Cost of sales consists primarily of material and overhead costs, operation and service personnel costs, amortization of capitalized software and royalties. Cost of sales for the six month and three month periods ended July 31, 2005 increased by approximately $12.6 million, or 24%, and $6.1 million, or 23%, respectively, as compared to the six month and three month periods ended July 31, 2004. This increase was attributable to an increase in material costs and overhead costs of approximately $8.2 million and $4.1 million, respectively, due to higher sales volumes, an increase in personnel related costs of approximately $0.9 million and $0 million, respectively, primarily as a result of an increase in the number of service department personnel and increased personnel compensation, an increase in subcontracting expenses of approximately $2.0 million and $1.3 million, respectively, and an increase in other expenses of approximately $1.5 million and $0.7 million, respectively, mainly due to increased amortization and travel expenses. Gross margins increased to 55.4% and 55.5%, respectively, in the six month and three month periods ended July 31, 2005, from 54.7% and 54.9%, respectively, in the six month and three month periods ended July 31, 2004.

Research and Development Expenses, net. Research and development ("R&D") expenses consist primarily of personnel and subcontracting expenses and allocated overhead, net of certain software development costs that are capitalized as well as reimbursement under government and other programs. Software development costs are capitalized upon the establishment of technological feasibility and until related products are available for general release to customers. Research and development expenses, net, for the six month and three month periods ended July 31, 2005 increased by approximately $4.3 million and $1.7 million, respectively, or 29% and 22%, respectively, as compared to the six month and three month periods ended July 31, 2004. The increase was attributable to an increase in personnel related costs amounting to approximately $2.9 million and $1.1 million, respectively, and an increase of approximately $1.4 million and $0.6 million, respectively, in other expenses. Capitalization of software development costs amounted to approximately $2.0 million and $0.9 million for the six month and three month periods ended July 31, 2004 respectively, and approximately $2.0 million and $1.2 million for the six month and three month periods ended July 31, 2005, respectively. Reimbursement of research and development expenses amounted to approximately $2.2 million and $1.2 million for the six month and three month periods ended July 31, 2004 respectively, and $2.3 million and $1.2 million for the six month and three month periods ended July 31, 2005, respectively. Research and development expenses, net, as a percentage of sales, was 12.9% for both the six month and three month periods ended July 31, 2005 compared to 12.6% and 13.1% , respectively, for the six month and three month periods ended July 31, 2004.

Historically, the Company has received more reimbursement for R&D expenses partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") in a given fiscal year than it has had to pay to the OCS in royalties during that fiscal year. More recently, however, the Company has been paying, and continues to expect to pay, more in royalties to the OCS than it receives in reimbursement from the OCS for R&D expenses in a given fiscal year. In fiscal year 2004 and in the six months ended July 31, 2005, the Company recorded a net expense of $1.6 million and $0.8 million, respectively, representing the difference between royalties recorded to OCS and reimbursement received from OCS.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of personnel costs and related expenses, sales and marketing expenses, including travel and agent commission, and other administrative expenses. Selling, general and administrative expenses for the six month and three month periods ended July 31, 2005 increased by approximately $9.5 million, or 25% and $4.4 million, or 22%, respectively, as compared to the six month and three month periods ended July 31, 2004. This increase was attributable to an increase in compensation and benefits for existing personnel and increase in headcount to support the increased level of sales amounting to approximately $5.5 million and $2.4 million, respectively, an increase in travel expenses of approximately $0.8 million and $0.5 million, respectively, an increase in rent and utility expenses of approximately $0.7 million and $0.3 million, respectively, and an increase in other expenses of approximately $2.5 million and $1.2 million, respectively. Selling, general and administrative expenses as a percentage of sales decreased to 32.7% and 32.4%, for the six month and three month periods ended July 31, 2005, from 32.9% for both the six month and three month periods ended July 31, 2004.

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

Interest and Other Income, net. Net interest and other income for the six month and three month periods ended July 31, 2005 increased by approximately $1.9 million and $0.8 million, respectively, as compared to the six month and three month periods ended July 31, 2004. This increase was attributable to increased interest income of approximately $2.3 million and $1.4 million, respectively, due to an increase in interest rates and an increase in interest bearing short-term investments, partially offset by an increase in foreign currency losses of approximately $0.4 million and $0.5 million.

Income Tax Provision. Income tax provision of approximately $4.0 million and $2.2 million, respectively, was recorded for the six month and three month periods ended July 31, 2005 as compared to approximately $0.5 million and $0.5 million recorded in the six month and three month periods ended July 31, 2004, respectively. The overall effective tax rate increased to 22.7% and 23.7%, for the six month and three month periods ended July 31, 2005, respectively, as compared to an effective tax rate of 6.2% and 8.8% for the six month and three month periods ended July 31, 2004, respectively. The increase in tax provision for the six month and three month periods ended July 31, 2005 was mainly attributable to the significant reduction of the Company's net operating loss carry forwards in the United States by the end of fiscal 2004, which caused the Company to record income tax provision for the profits of its U.S. operations. The Company expects its effective tax rate for the fiscal year ended January 31, 2006 ("fiscal 2005") to increase significantly as compared to fiscal 2004. The Company's effective tax rate for fiscal 2005 is expected to remain relatively low as compared to the U.S. federal tax rate. This reflects the use of net operating loss carry-forwards in certain tax jurisdictions as well as the tax benefits associated with qualified activities of the Company's Israeli subsidiary, which is entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country. To the extent that the Company continues to be profitable in certain tax jurisdictions, it will continue to use net operating loss carry forwards in these jurisdictions. When the Company ceases to have net operating loss carry forwards available to it in a tax jurisdiction, the Company's effective tax rate would increase in that jurisdiction.

Net Income. Net income for the six month and three month periods ended July 31, 2005 increased by approximately $6.5 million, or 90%, and $1.5 million, or 26%, as compared to the six month and three month periods ended July 31, 2004, respectively. As a percentage of sales, net income was approximately 9.3% and 9.6%, in the six month and three month periods ended July 31, 2005, respectively, as compared to approximately 6.2% and 9.4% in the six month and three month periods ended July 31, 2004, respectively. The change resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2005, the Company had cash and cash equivalents of approximately $54.9 million, bank time deposits of approximately $2.2 million, short-term investments of $207.9 million and working capital of approximately $214.9 million. As of January 31, 2005, the Company had cash and cash equivalents of approximately $45.1 million, short-term investments of $195.3 million and working capital of approximately $196.4 million.

Operating activities for the six month period ended July 31, 2004 and 2005, after adjustment for non-cash items, provided cash of approximately $17.6 million and $22.6 million, respectively. Other changes in operating assets and liabilities provided cash of approximately $9.8 million and $4.2 million for the six months ended July 31, 2004 and 2005, respectively. This resulted in cash provided by operating activities of approximately $27.4 million and $26.8 million for the six months ended July 31, 2004 and 2005, respectively.

Investing activities for the six months ended July 31, 2004 and 2005 used cash of approximately $50.8 million and $21.4 million, respectively. For the six months ended July 31, 2004, these amounts include cash paid for the acquisition of ECtel's government surveillance business of approximately $36.1 million, net purchases of short-term securities of approximately $8.9 million, additions to property and equipment of approximately $3.7 million, and capitalization of software development costs of approximately $2.0 million. For the six months ended July 31, 2005, these amounts include net purchases of short-term securities of approximately $12.6 million, increase in bank time deposits of approximately $2.2 million, purchase of property and equipment of approximately $4.9 million, and capitalization of software development costs of approximately $2.1 million, net of proceeds from sale of property and equipment of approximately $0.3 million.

Financing activities for the six month periods ended July 31, 2004 and 2005 provided cash of approximately $6.5 million and $4.4 million, respectively. For the six month periods ended July 31, 2004 and 2005, proceeds from the issuances of common stock provided cash of approximately $6.7 million and $4.7 million, respectively. Net repayments of bank loans and other debt used cash of approximately $0.2 million and $0.3 million in the six month periods ended July 31, 2004 and 2005, respectively.

On September 1, 2005, the Company, through a newly-formed subsidiary, acquired certain of the assets and liabilities of The Opus Group, LLC, a privately-held provider of performance analytics solutions for contact centers and back office operations. The acquisition extends the Company's ability to help its customers generate actionable intelligence and enhance the effectiveness of their contact center and back office operations. The purchase price consisted of $12 million in cash at closing and additional earn-out payments over two years based on certain profitability targets.

On September 2, 2004, the Company, through a subsidiary, acquired all of the outstanding stock of RP Security, a company in the business of developing and selling mobile digital video security solutions for transportation applications. The Company paid approximately $9,028,000 in cash and 90,144 shares of the Company's common stock for RP Security. In addition, the shareholders of RP are entitled to receive earn-out payments over the three year period following the closing based on the Company's worldwide sales, profitability and backlog of mobile video products in the transportation market during that period. For the period ending January 31, 2005, the shareholders of RP earned approximately $438,000.

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

The Company believes that its current cash balances and potential cash flows from operations will be sufficient to meet the Company's anticipated cash needs for working capital, capital expenditures and other activities for at least the next 12 months. Thereafter, if current sources are not sufficient to meet the Company's needs, the Company may seek additional debt or equity financing. In addition, although there is no present understanding, commitment or agreement with respect to any acquisition of other businesses, products, or technologies (other than with respect to MultiVision as described elsewhere herein), the Company may in the future consider such transactions. In the event the Company pursues such acquisitions, its current cash balances and potential cash flow from operations may not be sufficient to consummate such acquisitions. As a result, the Company may require additional debt or equity financing and could have a decrease of its working capital.

RECENT DEVELOPMENTS

On September 1, 2005, the Company, through a newly-formed subsidiary, acquired certain of the assets and liabilities of The Opus Group, LLC, a privately-held provider of performance analytics solutions for contact centers and back office operations. The acquisition extends the Company's ability to help its customers generate actionable intelligence and enhance the effectiveness of their contact center and back office operations. The purchase price consisted of $12 million in cash at closing and additional earn-out payments over two years based on certain profitability targets.

On September 7, 2005, the Company entered into a definitive agreement with MultiVision Intelligent Surveillance Limited ("MultiVision") to acquire substantially all of its networked video security business. Under the agreement, the Company would pay approximately $48 million, subject to certain adjustments. The consideration will consist of cash, provided that, at the Company's sole option, it may substitute shares of Company common stock for up to 70% of the adjusted purchase price paid at closing. The number of shares, if any, to be issued in connection with the acquisition will be determined by the Company not less than 4 business days prior to the closing of the transaction. The acquisition is expected to close in mid-December, subject to a number of conditions, including approval by MultiVision's shareholders.

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

The Company faces aggressive competition from numerous and varied competitors in all areas of its business. Because of this aggressive competition and the fact that many of the Company's customers and potential customers make decisions to purchase largely based on price, the Company may have to lower the prices of many of its products and services or increase efficiencies and capacity. This can affect the Company because:

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

Because of the intensely competitive markets in which the Company operates, the Company's competitors may simply execute better than the Company and, resultantly, reduce the Company's market share. Some of the Company's competitors have, in relation to it, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. Further, there has been significant consolidation among the Company's competitors, improving the competitive position of several of its competitors. If the Company's competitors are able to achieve a competitive position superior to that of the Company, the Company's market share and, therefore, results of operations, may be materially and adversely affected.

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

The global market for analytic solutions for security and business applications is intensely competitive, both in the number and breadth of competing companies and products and the manner in which products are sold. For example, the Company often competes for customer contracts through a competitive bidding process that subjects it to risks associated with: (i) the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns; and (ii) the substantial time and effort, including design, development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to the Company. Even where the Company is not involved in a competitive bidding process, due to the intense competition in the Company's markets and increasing customer demand for shorter delivery periods, the Company must in some cases begin implementation of a project before the corresponding order has been finalized, increasing the risk that the Company will have to write off expenses associated with orders that do not come to fruition.

Approximately half of the Company's revenues are generated by sales made through strategic and technology partners, distributors, value added resellers and systems integrators. In addition, many of these sales channels also partner with the Company's competitors and may even offer the products of both the Company and its competitors when presenting bids to certain customers. The Company's ability to achieve revenue growth depends to some extent on maintaining and adding to these sales channels. If the Company's relationships with these sales channels deteriorate or terminate, the Company may lose important sales and marketing opportunities.

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

The Company's quarterly operating results are difficult to predict and may fluctuate significantly in the future, which in turn may result in volatility in its stock price. The following factors, among others, many of which are outside the Company's control, can cause fluctuations in the Company's operating results and volatility in the Company's stock price: (i) the size, timing, terms and conditions of orders from and shipments to its customers; (ii) unpredictability in the growth in the security and business intelligence markets; (iii) unanticipated delays or problems in releasing new products; (iv) continued fluctuation in the Company's tax rate; (v) the timing and success of its customers' deployment of its products and services; (vi) the amount and timing of its investments in research and development activities; (vii) costs associated with providing the Company's goods and services; (viii) the fluctuation of foreign currency exchange rates; and (ix) the impairment or devaluation of the Company's assets (for instance, intangibles or goodwill).

To the extent that the Company continues to be profitable in certain tax jurisdictions, it will continue to use available net operating loss carry forwards in these jurisdictions. When the Company ceases to have net operating loss carry forwards available to it in a tax jurisdiction, the Company's effective tax rate would increase in that jurisdiction. The Company's effective tax rate is expected to increase substantially for fiscal 2005 as compared to fiscal 2004, which could materially and adversely affect the Company's results of operations.

The Company has continued to expand its gross margins primarily as a result of reducing hardware as a part of its product offerings. This gross margin expansion has contributed to the growth of the Company's net income at a rate greater than the growth of its revenue. The Company's ability to continue to expand gross margins in this manner is contingent upon a variety of factors, principally that its customers obtain the hardware necessary to operate the Company's software solutions from another vendor and that the Company not have to significantly reduce its prices to remain competitive. If customers insist that the Company provide all necessary hardware, the Company may not be able to continue to expand gross margins at the rate that it has or at all, which would reduce the rate of growth of the Company's net income. If the rate of growth of the Company's net income is reduced, it could materially and adversely affect the share price of its Common Stock.

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

The market for the Company's business intelligence solutions has been adversely affected in the past by significant declines in information technology spending and continues to be affected by fluctuations in information technology spending. Continued fluctuations in information technology spending may cause companies to reduce or, in extreme cases, eliminate entirely, information technology spending. The rate of information technology spending by the Company's customers in the near term remains unclear and the Company is uncertain whether it will be able to increase or maintain its revenues. If sales do not increase as anticipated or if expenses increase at a greater pace than revenues, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

The markets for the Company's products are characterized by rapidly changing technology and evolving industry standards. The introduction of products embodying new technology and the emergence of new industry standards can render the Company's existing products obsolete and unmarketable and can exert pricing pressure on existing products. It is critical to the Company's success that it be able to:

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

The Company depends on the continued services of its executive officers and other key personnel. In addition, in order to continue to grow effectively, the Company expects to need to attract and retain a substantial number of new employees, including managers, sales and marketing personnel and technical personnel, who understand and have experience with its products and services. The market for such personnel is intensely competitive in most if not all of the geographies in which the Company operates, and on occasion it has had to relocate personnel to fill positions in locations where it could not attract qualified experienced personnel. Further, competition for personnel for certain positions in the Company's industry is intense, and the Company has in the past and may in the future experience difficulty in recruiting or retaining qualified personnel due to, for example, the market demand for their services or constraints on the Company's ability to use equity compensation due to recent changes in accounting rules. If the Company is unable to attract and retain qualified employees, its ability to grow could be impaired. Further, if the costs of attracting and retaining qualified personnel increase significantly, the Company's financial results could be materially and adversely affected.

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

On September 1, 2005, the Company, through a newly-formed subsidiary, acquired certain of the assets and liabilities of The Opus Group, LLC. The acquisition represents the Company's first acquisition of a services-based business and its first acquisition in the contact center market.

     There is no assurance that the Company will be able to:

     o successfully integrate this business into the Company's business, including operations, facilities and related matters

     o retain and integrate employees joining the Company with the acquired business, including maintaining employee morale

     o continue to successfully operate its own business while management time and attention is diverted to integrating this business

     o improve upon the financial results of this business, or even perform as well, or that this business will not materially and adversely affect the Company's financial results

     o ensure that the customers of this business or the Company's own customers will be confident in the Company's ability to adequately deliver products and services.

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

The Company is required to obtain export licenses from the U.S., Israeli and German and other governments to export some of the products that it develops or manufactures in these countries, and to comply with applicable export control laws. The Company cannot be assured that it will be successful in obtaining or maintaining the licenses and other authorizations required to export its products from applicable governmental authorities. In addition, export laws and regulations are revised from time to time and can be extremely complex in their application; if the Company is found not to have complied with applicable export control laws, the Company may be penalized by, among other things, having its ability to receive export licenses curtailed or eliminated possibly for an extended period of time. The Company's failure to receive or maintain any required export license or authorization or its penalization for failure to comply with applicable export control laws would hinder its ability to sell its products and could materially and adversely affect its business, financial condition and results of operations.

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

In August 2005, the European Parliament Directive 2002/96/EC (dated 27
January 2003) on Waste Electrical and Electronic Equipment Directive (the "WEEE Directive") became effective in the European Union. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment sold within the European Union. In July 2006, the European Parliament Directive 2002/95/EC (dated 27 January 2003) on Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the "RoHS Directive") will become effective in the European Union. The RoHS Directive restricts the use of certain hazardous substances, including mercury, lead, cadmium, hexavalent chromium, and certain flame retardants, in the construction of component parts of certain electrical and electronic equipment sold within the European Union. The Company is currently making preparations to comply with these directives to the extent applicable to the hardware portion of its solutions. As part of this process, the Company will need to ensure that it has a supply of compliant components from its suppliers. Ensuring compliance with these directives and coordinating compliance activities with suppliers will result in additional costs to the Company and may result in disruptions to operations. The Company cannot currently estimate the extent of such additional costs or potential disruptions. However, to the extent that any such costs or disruptions are substantial, the Company's financial results could be materially and adversely affected.

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

The Company has significant operations in foreign countries, including sales, research and development, customer support and administrative service. The countries in which the Company has its most significant foreign operations include Israel, Germany, the United Kingdom and Canada, and the Company intends to continue to expand its operations internationally. The Company's business may suffer if it is unable to successfully expand and maintain foreign operations. The Company's foreign operations are, and any future foreign expansion will be, subject to a variety of risks, many of which are beyond its control, including risks associated with: (i) foreign currency fluctuations; (ii) political, security, and economic instability in foreign countries; (iii) changes in and compliance with local laws and regulations, including tax laws, labor laws, employee benefits, currency restrictions and other requirements; (iv) differences in tax regimes and potentially adverse tax consequences of operating in foreign countries; (v) customizing products for foreign countries; (vi) legal uncertainties regarding liability, export and import restrictions, tariffs and other trade barriers; (vii) hiring qualified foreign employees; and (viii) difficulty in accounts receivable collection and longer collection periods. Any or all of these factors could materially affect the Company's business or results of operations. In addition, the tax authorities in the various jurisdictions in which the Company operates may review from time to time the pricing arrangements between the Company and its subsidiaries. An adverse determination by one or more tax authorities in this regard may have a material and adverse effect on the Company's financial results.

The Company's subsidiary, Verint Technology Inc. ("Verint Technology"), which markets, sells and supports its communications interception solutions to, among others, various U.S. government agencies, is required by the National Industrial Security Program to maintain facility security clearances and to be insulated from foreign ownership, control or influence. To comply with the National Industrial Security Program requirements, in January 1999 the Company, Verint Technology, Comverse Technology and the Department of Defense entered into a proxy agreement with respect to the ownership and operations of Verint Technology, which agreement was superseded in May 2001 to comply with the Department of Defense's most recent requirements. Under the proxy agreement, the Company, among other things, appointed three individuals, who are U.S. citizens, holding the requisite security clearances as holders of proxies to vote the Verint Technology stock. The proxy holders have the power to exercise all prerogatives of ownership of Verint Technology. These three individuals are responsible for the oversight of Verint Technology's security arrangements.

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

In addition to the clearances of Verint Technology, the Company maintains clearances in other countries in connection with the development, marketing and sale of its communications interception solutions. These clearances are reviewed from time to time by the applicable government agencies in these countries. These clearances can be revoked for many reasons, including that the clearing agencies in certain countries may object to the fact that the Company does business in certain other countries or the fact that the Company itself is a foreign corporation. If the Company loses its clearances in any particular country, it may lose the ability to sell its communications interception solutions in that country or, in order to continue to business in that country, it may have to sell through local systems integrators or distributors with clearances. This may reduce the Company's profitability on such sales which may materially and adversely affect the Company's financial performance.

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

As part of the Company's growth strategy, it intends to pursue new strategic alliances. The Company considers and engages in strategic transactions from time to time and may be evaluating alliances or joint ventures at any time. The Company competes with other similar solutions providers for these opportunities. The Company cannot be assured that it will be able to effect these transactions on commercially reasonable terms or at all. If the Company enters into these transactions, there is also no assurance that it will realize the benefits it anticipates.

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

Although the Company generally uses standard parts and components in its products, it does use some non-standard parts and equipment. The Company relies on non-affiliated suppliers for the supply of certain standard and non-standard components and on manufacturers of assemblies that are incorporated in all of its products. The Company does not have long term supply or manufacturing agreements with all of these suppliers and manufacturers. If these suppliers or manufacturers (a) experience financial, operational, manufacturing capacity or quality assurance difficulties, or cease production and sale of such products at the end of their life cycle; or (b) if there is any other disruption in its relationships with these suppliers or manufacturers, the Company will be required to locate alternative sources of supply. The Company's inability to obtain sufficient quantities of these components, if and as required in the future, entails the following risks: (i) delays in delivery or shortages in components could interrupt and delay manufacturing and result in cancellations of orders for its products; (ii) alternative suppliers could increase component prices significantly and with immediate effect; (iii) the Company may not be able to develop alternative sources for product components; (iv) the Company may be required to modify its products, which may cause delays in product shipments, increased manufacturing costs and increased product prices; and (v) the Company may be required to hold more inventory than it otherwise might in order to avoid problems from shortages or discontinuance, which may result in write-offs if the Company is unable to use all such products in the future.

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

The Company receives conditional grants from the Government of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or the OCS, for the financing of a portion of its research and development expenditures in Israel. The terms of these conditional grants limit the Company's ability to manufacture products outside of Israel if such products or technologies were developed using these grants. On March 30, 2005, the Israeli parliament approved an amendment to Israeli Law for Encouragement of Industrial Research and Development, which permits the transfer of such technology outside of Israel under certain conditions. If the Company receives approval to manufacture products, or to transfer technology, developed using these conditional grants outside of Israel, it may be required to pay a significantly increased amount of royalties on an accelerated basis to the Government of Israel, depending on the manufacturing volume that is performed outside of Israel, or in respect of a transfer of technology, it may be required, prior to such transfer, to pay a redemption price to be determined under regulations that have not yet been promulgated. This restriction may impair the Company's ability to outsource manufacturing or engage in similar arrangements for those products or technologies. In addition, if the Company fails to comply with any of the conditions imposed by the OCS, it may be required to refund any grants previously received together with interest and penalties, and it may be subject to criminal charges. Further, from time to time the Government of Israel may audit the sales of products incorporating technology partially funded through OCS programs which, while not increasing the aggregate amount of royalties that may be due from the Company, may cause the Company to have to pay royalties on additional products, effectively accelerating the pace at which it pays royalties to the Government of Israel in repayment of the benefits received under such programs.

In recent years, the Government of Israel has accelerated the rate of repayment of OCS grants and may further accelerate them in the future. The Company currently pays royalties of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel in consideration of benefits received under this program. Such royalty payments by the Company are currently required to be made until the government has been reimbursed the amounts received by the Company, linked to the U.S. dollar, plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amounts at a rate equal to the 12-month LIBOR rate in effect on January 1st of the year in which approval is obtained. As of July 31, 2005, the Company has received approximately $57.6 million in cumulative grants and has recorded approximately $29.0 million in cumulative royalties to the OCS. Further, the Government of Israel has reduced the benefits available under these programs in recent years and these programs may be discontinued or curtailed in the future.

The Company expects that OCS grants as a percentage of its consolidated research and development expenses will decrease in future periods due to an expected increase in the portion of research and development activities that will not be reimbursed by the OCS and an expected increase in research and development activities outside of Israel. The continued reduction in these benefits or the termination of the Company's eligibility to receive these benefits may materially and adversely affect the Company's business, financial condition and results of operations. For example, in the six months ended July 31, 2005, the Company recorded a net expense of $0.8 million representing the difference between royalties recorded for such government agency and reimbursement received from such government agency. Because of the reduction of OCS grants both in absolute terms and relative to the amount of royalties the Company pays, the Company continues to evaluate whether it would be to its advantage to repay all or substantially all of the amounts due to the OCS in a single payment. If the Company were to repay all or substantially all of the amounts due to the OCS in a single payment, it would significantly reduce or eliminate the Company's net income for a given fiscal year and might cause the Company to report a loss for the fiscal year in which such a payment is made.

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

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, which in the past and may in the future, lead to security and economic problems for Israel. Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region can directly affect the Company's operations in Israel. From October 2000 until recently, terrorist violence in Israel increased significantly, primarily in the West Bank and Gaza Strip, and Israel has experienced terrorist incidents within its borders. There can be no assurance that the recent relative calm and renewed discussions with the Palestinian representatives will continue nor can the Company anticipate what the impact will be on Israel or the region following the recent Israeli withdrawals from the Gaza Strip and portions of the West Bank. The Company could be materially adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be materially adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violence in Israel or the outbreak of violent conflicts involving Israel may impede the Company's ability to sell its products or otherwise adversely affect the Company. In addition, many of the Company's Israeli employees in Israel are required to perform annual compulsory military service in Israel and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect upon the Company's operations.

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

The Company's business is subject to evolving corporate governance and public disclosure regulations that have increased both costs and the risk of noncompliance, either of which could have an adverse effect on the Company's stock price. Because the Company's Common Stock is publicly traded on the NASDAQ National Market, the Company is subject to rules and regulations promulgated by a number of governmental and self-regulated organizations, including the Securities and Exchange Commission, NASDAQ and the Public Company Accounting Oversight Board, which monitors the accounting practices of public companies. Many of these regulations have only recently been enacted, and continue to evolve, making compliance more difficult and uncertain. In addition, the Company's efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations require the Company to include a management assessment of its internal controls over financial reporting and auditor attestation of that assessment in its annual report, which the Company included for in its annual report for fiscal 2004. While the Company was able to assert, in the management certifications filed with its Annual Report on Form 10-K, that the Company's internal control over financial reporting is effective as of January 31, 2005 and that no material weaknesses were identified, the Company must continue to monitor and assess the internal control over financial reporting. The Company cannot provide any assurances that material weaknesses will not be discovered in the future. If the Company is unable to assert that the internal control over financial reporting is effective for any given reporting period (or if the Company's auditors are unable to attest that the management's report is fairly stated or are unable to express an opinion on the effectiveness of the internal controls), the Company could lose investor confidence in the accuracy and completeness of the Company's financial reports, which would have an adverse effect on the Company's stock price. The effort regarding Section 404 has required, and continues to require, the commitment of significant financial and managerial resources.

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

The Company has entered into a business opportunities agreement with Comverse Technology that addresses potential conflicts of interest between Comverse Technology and the Company. This agreement allocates between Comverse Technology and the Company opportunities to pursue transactions or matters that, absent such allocation, could constitute corporate opportunities of both companies. As a result, the Company may lose valuable business opportunities. In general, the Company is precluded from pursuing opportunities offered to officers or employees of Comverse Technology who may also be directors, officers or employees of the Company unless Comverse Technology fails to pursue these opportunities.

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

Prior to the Company's initial public offering in May 2002, the Company was included in the Comverse Technology consolidated group for federal income tax purposes and did not file its own federal income tax return. Following the Company's initial public offering, it ceased to be included in the Comverse Technology consolidated group for federal income tax purposes. To the extent Comverse Technology or other members of the group fail to make any federal income tax payments required of them by law in respect of years for which Comverse Technology filed a consolidated federal income tax return which included the Company, the Company would be liable for the shortfall. Similar principles apply for state income tax purposes in many states. In addition, by virtue of its controlling ownership and its tax sharing agreement with the Company, Comverse Technology effectively controls all of the Company's tax decisions for periods ending prior to the completion of its initial public offering. For periods during which the Company was included in the Comverse Technology consolidated group for federal income tax purposes, Comverse Technology has sole authority to respond to and conduct all federal income tax proceedings and audits relating to the Company, to file all federal income tax returns on its behalf and to determine the amount of its liability to, or entitlement to payment from, Comverse Technology under its tax sharing agreement. Despite this agreement, federal law provides that each member of a consolidated group is liable for the group's entire tax obligation and the Company could, under certain circumstances, be liable for taxes of other members of the Comverse Technology consolidated group.

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

The ability of the Company's board of directors to designate and issue up to 2,500,000 shares of preferred stock and to issue additional shares of Common Stock could adversely affect the voting power of the holders of Common Stock, and could have the effect of making it more difficult for a person to acquire, or could discourage a person from seeking to acquire, control of the Company. If this occurs, investors could lose the opportunity to receive a premium on the sale of their shares in a change of control transaction.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in foreign currency exchange rates that could impact its results of operations and financial condition. The Company considers the foreign currency exchange rate risk, in particular that of the U.S. dollar versus the British pound, the euro and the Israeli shekel, to be its primary market risk exposure. To date, the Company has not used any material foreign currency exchange contracts or other derivative instruments to reduce its exposure to foreign currency exchange risks. In the future, the Company may use foreign currency exchange contracts and other derivative instruments to reduce its exposure to this risk.

The Company is also exposed to market risk from changes in interest rates. Various financial instruments held by the Company are sensitive to changes in interest rates. Interest rate changes could result in an increase or decrease in interest income as well as in gains or losses in the market value of the Company's debt security investments due to differences between the market interest rates and rates at the date of purchase of these investments.

The Company places its cash investments with high credit-quality financial institutions and currently invests primarily in money market funds placed with major banks and financial institutions, bank time deposits, Auction-Rate Securities ("ARS"), corporate debt securities and United States government, corporation and agency obligations and/or mutual funds investing in the like. The Company has investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of July 31, 2005, the Company had cash and cash equivalents, which generally have a maturity of three months or less, totaling approximately $54.9 million, bank time deposits totaling approximately $2.2 million and short-term investments totaling approximately $207.9 million, which primarily consist of Auction Rate Securities. Auction Rate Securities have maturities ranging up to thirty years; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates.

If, during the year ended January 31, 2006, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2005, the Company's projected interest income from cash and cash equivalents and short-term investments would increase or decrease by approximately $1.3 million, assuming a similar level of investments in the year ended January 31, 2006.

Due to the short-term nature of the Company's cash and cash equivalents, the carrying values approximate market values and are not generally subject to price risk due to fluctuations in interest rates. The Company's short-term investments are subject to price risk due to fluctuations in interest rates. Neither a 10% increase nor decrease in prices would have a material effect on the Company's financial position, results of operations or cash flows. All short-term investments are considered to be available-for-sale, accounted for at fair value, with resulting unrealized gains or losses reported as a separate component of shareholders' equity. If these available-for-sale securities experience declines in fair value that are considered other-than-temporary, an additional loss would be reflected in net income (loss) in the period when the subsequent impairment becomes apparent. See Note 3 of the notes to the Condensed Consolidated Financial Statements and Note 4 of the notes to the consolidated financial statement in the Company's Annual Report on Form 10-K for more information regarding the Company's short-term investments.

ITEM 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of July 31, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of July 31, 2005.

(b)  Changes in Internal Control Over Financial Reporting

During the Company's fiscal quarter ended July 31, 2005, the Company added several members to its finance organization worldwide and began an upgrade of certain of its information systems used to accumulate financial data for financial reporting. The additional personnel and the upgrade are part of an ongoing effort by the Company to continue to improve its internal control over financial reporting. Although this upgrade is ongoing, the Company used this new system to generate some of the financial information used in its financial statements for this fiscal quarter. Upgrades such as this present several risks, including straining existing resources and errors in data migrated from the Company's existing information systems to its new information systems. The Company believes that, notwithstanding the risks of the upgrade, as of July 31, 2005, its internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, as this upgrade is ongoing, there is no assurance that errors resulting from this upgrade will not be found at a later date.

                                     PART II

                                Other Information
                                -----------------

ITEM 4. Submission of Matters to a Vote of Security Holders.

The 2005 Annual Meeting of the Stockholders of the Company (the "Meeting") was held on June 16, 2005. The total number of outstanding shares of Common Stock entitled to vote at the Meeting was 31,553,574 and there were present at the Meeting in person or by proxy 30,940,305 shares of the Company's Common Stock, which number constituted a quorum for the Meeting, and were entitled to vote and acted as follows with respect to the following proposals:

Approved, (1) by a vote of 25,646,779 votes cast in favor of the election of Kobi Alexander as a director, with holders of 5,293,526 shares withholding their votes on this matter; (2) by a vote of 25,962,906 votes cast in favor of the election of Avi T. Aronovitz as a director, with holders of 4,977,399 shares withholding their votes on this matter; (3) by a vote of 25,963,206 votes cast in favor of the election of Paul D. Baker as a director, with holders of 4,977,099 shares withholding their votes on this matter; (4) by a vote of 25,933,274 votes cast in favor of the election of Dan Bodner as a director, with holders of 5,007,031 shares withholding their votes on this matter; (5) by a vote of 30,586,072 votes cast in favor of the election of Victor A. DeMarines as a director, with holders of 354,233 shares withholding their votes on this matter; (6) by a vote of 25,589,905 votes cast in favor of the election of David Kreinberg as a director, with holders of 5,350,400 shares withholding their votes on this matter; (7) by a vote of 25,694,737 votes cast in favor of the election of David T. Ledwell as a director, with holders of 5,245,568 shares withholding their votes on this matter; (8) by a vote of 30,586,372 votes cast in favor of the election of Kenneth A. Minihan as a director, and holders of 353,933 shares withholding their votes on this matter; (9) by a vote of 30,585,798 votes cast in favor of the election of Larry Myers as a director, with holders of 354,507 shares withholding their votes on this matter; (10) by a vote of 25,465,362 votes cast in favor of the election of Igal Nissim as a director, with holders of 5,474,943 shares withholding their votes on this matter; (11) by a vote of 26,026,106 votes cast in favor of the election of Paul
L. Robinson as a director, with holders of 4,914,199 shares withholding their votes on this matter; (12) by a vote of 30,579,672 votes cast in favor of the election of Howard Safir as a director, with holders of 360,633 shares withholding their votes on this matter; and (13) by a vote of 25,694,721 votes cast in favor of the election of William F. Sorin as a director, with holders of 5,245,584 shares withholding their votes on this matter.

Approved, by a vote of 29,751,913 votes cast in favor of the ratification of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending January 31, 2006, with 1,186,421 votes cast against, holders of 1,971 shares indicated that they abstained from voting on this matter and holders of 0 shares indicated no-vote on this item.


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

                                  VERINT SYSTEMS INC.

Dated: September 9, 2005          By: /s/ Dan Bodner
                                      ------------------------------------------
                                      Dan Bodner
                                      President and Chief Executive Officer
                                      Principal Executive Officer

Dated: September 9, 2005         By: /s/ Igal Nissim
                                      ------------------------------------------
                                      Igal Nissim
                                      Vice President and Chief Financial Officer
                                      Principal Financial Officer