Form 10-Q
period 2005-10-31
VERINT SYSTEMS INC
filed 2005-12-12
CIK 1166388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 2005

                                       or

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   [X]  Yes                [_] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   [X]  Yes                [_] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                   [ ]  Yes                [X] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of Common Stock, par value $0.001 per share, outstanding as of December 8, 2005 was 32,186,637.

                                TABLE OF CONTENTS

                                     PART I
                              Financial Information


                                                                                    Page
                                                                                    ----

ITEM 1.    Financial Statements.

1.         Condensed Consolidated Balance Sheets as of January 31, 2005 and
           October 31, 2005                                                          4

2.         Condensed Consolidated Statements of Income for the Three and Nine
           Months Ended October 31, 2004 and October 31, 2005                        5

3.         Condensed Consolidated Statements of Cash Flows for the Nine Months
           Ended October 31, 2004 and October 31, 2005                               6

4.         Notes to Condensed Consolidated Financial Statements                      7

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.                                                   20

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.              41

ITEM 4.    Controls and Procedures.                                                 42

                                     PART II
                                Other Information

ITEM 6.    Exhibits.                                                                43

SIGNATURES                                                                          44

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

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS.

                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                JANUARY 31,      OCTOBER 31,
ASSETS                                                                             2005*             2005
------                                                                                           (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                   $   45,100       $   58,035
   Bank time deposits                                                                   -            2,320
   Short-term investments                                                         195,314          206,210
   Accounts receivable, net                                                        39,072           48,896
   Inventories                                                                     17,267           20,886
   Prepaid expenses and other current assets                                        9,880           10,427
                                                                               -----------      -----------
TOTAL CURRENT ASSETS                                                              306,633          346,774
PROPERTY AND EQUIPMENT, net                                                        17,540           19,833
INTANGIBLE ASSETS, net                                                             12,026           10,315
GOODWILL                                                                           49,625           59,262
OTHER ASSETS                                                                       13,154           14,957
                                                                               -----------      -----------
TOTAL ASSETS                                                                   $  398,978       $  451,141
                                                                               ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                       $   68,399      $    91,507
   Advance payments from customers                                                 41,853           39,787
                                                                               -----------      -----------
TOTAL CURRENT LIABILITIES                                                         110,252          131,294
LONG-TERM LIABILITIES                                                               5,351            4,705
                                                                               -----------      -----------
TOTAL LIABILITIES                                                                 115,603          135,999
                                                                               -----------      -----------

STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value - authorized, 120,000,000 shares;
     issued and outstanding 31,577,587 and 32,181,356 shares                           32               32
   Additional paid-in capital                                                     282,364          293,024
   Unearned stock compensation                                                     (3,395)          (2,656)
   Retained earnings                                                                2,155           23,133
   Accumulated other comprehensive income                                           2,219            1,609
                                                                               -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                                        283,375          315,142
                                                                               -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  398,978       $  451,141
                                                                               ===========      ===========

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

                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 NINE MONTHS ENDED            THREE MONTHS ENDED
                                                    OCTOBER 31,                   OCTOBER 31,
                                                 2004         2005             2004        2005
                                                 ----         ----             ----        ----
Sales                                         $ 180,794    $ 224,986       $  63,989    $  78,238
Cost of sales                                    82,098       99,860          29,235       34,360
                                              ----------   ----------      ----------   ----------
Gross profit                                     98,696      125,126          34,754       43,878

Operating expenses:
   Research and development, net                 23,089       29,035           8,409       10,039
   Selling, general and administrative           59,704       74,217          21,290       26,272
   In-process research and development            3,154            -               -            -
   Write-down of capitalized software             1,481            -               -            -
                                              ----------   ----------      ----------   ----------
Income from operations                           11,268       21,874           5,055        7,567

Interest and other income, net                    2,379        5,361             932        1,982
                                              ----------   ----------      ----------   ----------

Income before income tax provision               13,647       27,235           5,987        9,549
Income tax provision                              1,282        6,257             807        2,241
                                              ----------   ----------      ----------   ----------

Net income                                    $  12,365    $  20,978       $   5,180    $   7,308
                                              ==========   ==========      ==========   ==========
Earnings per share:
   Basic                                      $    0.40    $    0.66       $    0.17    $    0.23
                                              ==========   ==========      ==========   ==========
   Diluted                                    $    0.38    $    0.63       $    0.16    $    0.22
                                              ==========   ==========      ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                                       OCTOBER 31,
                                                                                  2004            2005
                                                                                  ----            ----
Cash flows from operating activities:
Net income                                                                    $  12,365       $  20,978
Adjustment to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                                  9,258          11,845
   In process research and development                                            3,154               -
   Other, net                                                                     2,531           2,007

Cash flows from investing activities:
   Acquisitions, net of cash acquired                                           (45,389)        (11,533)
   Purchases of property and equipment                                           (5,135)         (8,073)
   Proceeds from sale of property and equipment                                       -             322
   Capitalization of software development costs                                  (3,163)         (2,988)
   Increase in short-term investments and bank time deposits, net               (12,000)        (13,269)
   Other                                                                              -            (386)
                                                                              ----------      ----------
Net cash used in investing activities                                           (65,687)        (35,927)
                                                                              ----------      ----------

Cash flows from financing activities:
   Borrowing/(Repayment) of bank loans                                              489            (574)
   Proceeds from issuance of common stock in connection with exercise of
     stock options and employee stock purchase plan                              11,034           9,023
                                                                              ----------      ----------
Net cash provided by financing activities                                        11,523           8,449
                                                                              ----------      ----------

Net increase (decrease) in cash and cash equivalents                            (14,921)         12,935
Cash and cash equivalents, beginning of period                                   77,516          45,100
                                                                              ----------      ----------
Cash and cash equivalents, end of period                                      $  62,595       $  58,035
                                                                              ==========      ==========

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

          In presenting the accompanying unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Accordingly, actual results could differ from those estimates. In management's opinion, the condensed consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with Verint's 2004 Annual Report on Form 10-K filed on April 18, 2005.

     2.   STOCK-BASED EMPLOYEE COMPENSATION

          The Company applies the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation cost is recognized only when employee stock options are granted with exercise prices below the fair market value at the date of grant, and is recognized ratably over the associated service period, which is generally the option vesting period. The Company recognized stock-based employee compensation cost in the condensed consolidated statements of income of approximately $11,000 and $33,000, during each of the three month and nine month periods ended October 31, 2004, respectively, and $0 and $22,000, during each of the three month and nine month periods ended October 31, 2005, respectively, relating to certain employee stock options granted with exercise prices below the fair market value at the date of grant. As of October 31, 2005, 11,730 employee stock options were outstanding with exercise prices below the fair market value at the date of the grant. All other employee stock options have been granted at exercise prices equal to fair market value on the date of grant, and accordingly, no compensation expense has been recognized by the Company related to these options in the accompanying condensed consolidated statement of income.

          The Company estimated the fair value of employee stock options utilizing the Black-Scholes option valuation model, using appropriate assumptions, as required by U.S. GAAP. The Black-Scholes model was developed for use in estimating the fair value of traded options and does not consider the non-traded nature of employee stock options, vesting and trading restrictions, lack of transferability or the ability of employees to forfeit the options prior to expiry. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

          The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:

                                                                NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                                    OCTOBER 31,                       OCTOBER 31,
                                                              2004             2005             2004           2005
                                                           ----------       ----------       ----------     ----------
                                                                  (In thousands,                    (In thousands,
                                                                except per share data)           except per share data)

         Net income, as reported                           $  12,365        $  20,978        $   5,180      $   7,308

         Less:  Stock-based employee compensation cost
            determined under the fair value method,
            net of related tax effects                         5,613            7,038            1,855          2,417
                                                           ----------       ----------       ----------     ----------
         Pro forma net income                              $   6,752        $  13,940        $   3,325      $   4,891
                                                           ==========       ==========       ==========     ==========

         Earnings per share:

         Basic - as reported                               $    0.40        $    0.66        $    0.17      $    0.23
                                                           ==========       ==========       ==========     ==========
         Basic - pro forma                                 $    0.22        $    0.44        $    0.11      $    0.15
                                                           ==========       ==========       ==========     ==========

         Diluted - as reported                             $    0.38        $    0.63        $    0.16      $    0.22
                                                           ==========       ==========       ==========     ==========
         Diluted - pro forma                               $    0.21        $    0.42        $    0.10      $    0.15
                                                           ==========       ==========       ==========     ==========

     3.   SHORT-TERM INVESTMENTS

          The Company classifies all short-term investments as available for sale, accounted for at fair value, with the resulting unrealized gains or losses included in accumulated other comprehensive income.

          In connection with the preparation of its Annual Report on Form 10-K for the year ended January 31, 2005, the Company concluded that it was appropriate to classify investments in Auction Rate Securities ("ARS") as short-term investments. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates. Previously, such investments had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. As of October 31, 2005, the Company held approximately $183,925,000 of investments in ARS that are classified as short-term investments. Accordingly, the Company has revised the classification to report these securities as short-term investments in its Condensed Consolidated Balance Sheet for all periods prior to January 31, 2005, and has reclassified approximately $145,053,000 of investments in ARS as of October 31, 2004, that were previously included in cash and cash equivalents as short-term investments.

          The Company has also revised the presentation of the Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2004 to reflect the changes in ARS as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the year ended January 31, 2005. In the previously reported Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2004, net cash provided by investing activities related to these short-term investments of approximately $21,853,000 were included in cash and cash equivalents.

          This change in classification does not affect previously reported cash flows from operations or from financing activities in the Consolidated Statements of Cash Flows or previously reported Consolidated Statements of Income for any period.

     4.   INVENTORIES

          The composition of inventories at January 31, 2005 and October 31, 2005 is as follows:

                                                JANUARY 31,     OCTOBER 31,
                                                    2005            2005
                                                    ----            ----
                                                      (In thousands)

         Raw materials                          $    6,067    $    9,236
         Work in process                             4,179         4,791
         Finished goods                              7,021         6,859
                                                -----------   -----------
                                                $   17,267    $   20,886
                                                ===========   ===========

     5.   RESEARCH AND DEVELOPMENT EXPENSES

          A significant portion of the Company's research and development operations are located in Israel, where the Company derives substantial benefits from participation in programs sponsored by the Government of Israel for the support of research and development activities conducted in that country. The Company's research and development activities include projects partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") under which the OCS reimburses a portion of the Company's research and development expenditures under approved project budgets. The Company is currently involved in several ongoing research and development projects supported by the OCS. The Company accrues royalties to the OCS for the sale of products incorporating technology developed in these projects up to the amount of such funding, plus interest in certain circumstances. The terms of the applicable funding agreements limit the Company's ability to manufacture products, or transfer technologies, outside of Israel if such products or technologies were developed under these funding agreements. Reimbursement from the OCS amounted to approximately $775,000 and $2,379,000 in the three month and nine month periods ended October 31, 2004, respectively, and approximately $1,285,000 and $3,020,000 in the three month and nine month periods ended October 31, 2005, respectively. As of October 31, 2005, the Company has received approximately $59.7 million in cumulative grants and has recorded approximately $30.6 million in cumulative royalties to the OCS. The Company recorded other reimbursements of research and development expenses amounting to approximately $146,000 and $788,000 for the three month and nine month periods ended October 31, 2004 respectively, and $280,000 and $810,000 for the three month and nine month periods ended October 31, 2005, respectively.

     6.   EARNINGS PER SHARE

          The computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all potentially dilutive issuances of stock. The calculation for earnings per share for the three month and nine month periods ended October 31, 2004 and 2005, respectively, was as follows:

                                                                       THREE MONTHS ENDED
                                   -------------------------------------------------------------------------------------------------
                                               OCTOBER 31, 2004                                  OCTOBER 31, 2005
                                   -------------------------------------------       -----------------------------------------------
                                       Net                          Per Share          Net                      Per Share
                                      Income         Shares          Amount           Income        Shares        Amount
                                      ------         ------          ------           ------        ------        ------
                                                              (In thousands, except per share data)

        BASIC EPS

        Net Income                 $    5,180        31,036         $    0.17        $   7,308        31,866     $    0.23
                                                                    ==========                                   ==========
        EFFECT OF DILUTIVE
        SECURITIES
        Stock Options                                 1,657                                            1,329
        Restricted shares                                73                                              138
                                                 -----------                                      -----------

        DILUTED EPS                $    5,180        32,766         $    0.16        $   7,308        33,333     $    0.22
                                   ===========   ===========        ===========      ===========  ===========    ===========


                                                                       NINE MONTHS ENDED
                                   -------------------------------------------------------------------------------------------------
                                               OCTOBER 31, 2004                                  OCTOBER 31, 2005
                                   -------------------------------------------       -----------------------------------------------
                                       Net                          Per Share          Net                      Per Share
                                      Income         Shares          Amount           Income         Shares       Amount
                                      ------         ------          ------           ------         ------       ------
                                                              (In thousands, except per share data)

        BASIC EPS

        Net Income                 $   12,365        30,725         $    0.40        $  20,978        31,658     $    0.66
                                                                    ==========                                   ==========
        EFFECT OF DILUTIVE
        SECURITIES
        Stock Options                                 1,683                                            1,345
        Restricted shares                                73                                              138
                                                   ---------                                      -----------

        DILUTED EPS                $   12,365        32,481         $    0.38        $  20,978        33,141     $    0.63
                                   ===========   ===========        ===========      ===========  ===========    ===========

     7.   COMPREHENSIVE INCOME

          Total comprehensive income was approximately $7,372,000 and $7,580,000 for the three months ended October 31, 2004 and 2005, respectively, and approximately $14,229,000 and $20,368,000 for the nine month periods ended October 31, 2004 and 2005, respectively. The elements of comprehensive income include net income, unrealized gains and losses on available for sale securities and foreign currency hedges, and foreign currency translation adjustments.

     8.   RELATED PARTY TRANSACTIONS AND BALANCES

          CORPORATE SERVICES AGREEMENT - The Company recorded expenses of approximately $156,000 for both three month periods ended October 31, 2004 and 2005, and approximately $469,000 for both nine month periods ended October 31, 2004 and 2005, for the services provided by the Company's parent, Comverse Technology, under the Corporate Services Agreement between the Company and Comverse Technology.

          ENTERPRISE RESOURCE PLANNING SOFTWARE SHARING AGREEMENT - The Company recorded approximately $36,000 and $46,000 for the three months ended October 31, 2004 and 2005, respectively, and approximately $130,000 and $119,000 for the nine months ended October 31, 2004 and 2005, respectively, for support services rendered by Comverse Ltd., a subsidiary of Comverse Technology, under the Enterprise Resource Planning Software Sharing Agreement between the Company and Comverse Ltd.

          SATELLITE SERVICES AGREEMENT - The Company recorded expenses of approximately $866,000 and $801,000 for the three months ended October 31, 2004 and 2005, respectively, and approximately $2,341,000 and $2,359,000 for the nine months ended October 31, 2004 and 2005, respectively, for services rendered by Comverse, Inc., a subsidiary of Comverse Technology, and its subsidiaries, under the Satellite Services Agreement between the Company and Comverse, Inc.

          TRANSACTIONS WITH AN AFFILIATE - The Company sold products and services to Verint Systems (Singapore) PTE LTD, an affiliated systems integrator in which the Company holds a 50% equity interest, amounting to approximately $667,000 and $1,817,000, during the three months ended October 31, 2004 and 2005, respectively, and approximately $1,419,000 and $5,954,000, during the nine months ended October 31, 2004 and 2005, respectively. In addition, the Company was charged with installation, support, marketing and office service fees by that affiliate amounting to approximately $167,000 and $615,000 for the three months ended October 31, 2004 and 2005, respectively, and approximately $501,000 and $998,000 for the nine months ended October 31, 2004 and 2005, respectively.

          TRANSACTIONS WITH OTHER SUBSIDIARIES OF COMVERSE TECHNOLOGY - The Company charges subsidiaries of Comverse Technology for services relating to the use of the Company's facilities and employees. Charges to these subsidiaries were approximately $18,000 and $26,000 for the three month periods ended October 31, 2004 and 2005, respectively, and approximately $60,000 and $63,000 for the nine month periods ended October 31, 2004 and 2005, respectively.

          From time to time the Company sells products and services to other subsidiaries of Comverse Technology in the ordinary course of business. During the three and nine month periods ended October 31, 2004 the Company recorded no sales to subsidiaries of Comverse Technology. Sales to these subsidiaries were approximately $0 and $67,000 for the three and nine month periods ended October 31, 2005, respectively.

          RELATED PARTY BALANCES - Related party balances included in the condensed consolidated balance sheets are as follows (in thousands):

                                                                JANUARY 31,      OCTOBER 31,
                                                                     2005           2005
                                                                     ----           ----
         Included in accounts receivable                        $       -      $     1,624
         Included in advance payments from customers            $     767      $         -
         Included in accounts payable and accrued expenses      $   1,387      $     1,212

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

     10.  ACQUISITIONS

          On September 1, 2005, the Company, through a newly-formed subsidiary, acquired certain of the assets and liabilities of The Opus Group, LLC ("Opus"), a privately-held provider of performance analytics solutions for contact centers and back office operations. The acquisition extends the Company's ability to help its customers generate actionable intelligence and enhance the effectiveness of their contact center and back office operations. The purchase price consisted of $12 million in cash at closing and additional earn-out payments over two years based on certain profitability targets. The Company incurred transaction costs, consisting primarily of professional fees, amounting to approximately $156,000, in connection with this acquisition.

          The acquisition was accounted for using the purchase method. The purchase price was allocated to the assets and liabilities of Opus based on the estimated fair value of those assets and liabilities as of September 1, 2005. Identifiable intangible assets consist of sales backlog, trade name, customer relationships and non-competition agreements and have an estimated useful life of up to five years. The results of operations of Opus have been included in the Company's results of operations since September 1, 2005.

          The following is a summary of the allocation of the purchase price of the Opus acquisition:

                                                              (IN THOUSANDS)

                 Purchase price                                $    12,000
                 Acquisition costs                                     156
                                                               ------------
                     Total purchase price                      $    12,156
                                                               ============

                 Fair value of assets acquired                 $     1,764
                 Fair value of liabilities assumed                  (1,257)
                 Sales backlog                                         965
                 Customer relationships                                435
                 Trade name                                            740
                 Non-competition agreements                             65
                 Goodwill                                            9,444
                                                               ------------
                     Total purchase price                      $    12,156
                                                               ============

          The value allocated to goodwill in Opus will be deducted for income tax purposes.

          On September 2, 2004, the Company, through a subsidiary, acquired all of the outstanding stock of RP Sicherheitssysteme GmbH ("RP Security"), a company in the business of developing and selling mobile digital video security solutions for transportation applications. RP Security, headquartered in Flensburg, Germany, was founded in 1999 and has approximately 50 employees. The purchase price consisted of approximately $9,028,000 in cash and 90,144 shares of the Company's common stock. Shares issued as part of the purchase price were accounted for with value of approximately $2,977,000, or $33.03 per share. In addition, the shareholders of RP Security are entitled to receive earn-out payments over the three year period following the closing based on the Company's worldwide sales, profitability and backlog of mobile video products in the transportation market during that period. For the period ending January 31, 2005, the shareholders of RP earned approximately $455,000. In connection with this acquisition, the Company incurred transaction costs, consisting primarily of professional fees, amounting to approximately $520,000.

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

          The following is a summary of the allocation of the purchase price of the RP Security acquisition:

                                                                 (IN THOUSANDS)

                 Purchase price paid in cash                      $    9,028
                 Shares issued                                         2,977
                 Earn-out payable                                        455
                 Acquisition costs                                       520
                                                                  -----------
                     Total purchase price                         $   12,980
                                                                  ===========

                 Fair value of assets acquired                    $    3,339
                 Fair value of liabilities assumed                    (2,536)
                 Sales backlog                                         1,673
                 Acquired technology                                     194
                 Customer relationships                                  494
                 Non-competition agreements                              150
                 Trade name                                               47
                 Goodwill                                              9,619
                                                                  -----------
                     Total purchase price                         $   12,980
                                                                  ===========


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

          The following is a summary of the allocation of the purchase price of the ECtel acquisition:

                                                              (IN THOUSANDS)

                 Purchase price                                $   35,000
                 Acquisition costs                                  1,107
                                                               -----------
                     Total purchase price                      $   36,107
                                                               ===========

                 Fair value of assets acquired                 $    1,417
                 Fair value of liabilities assumed                 (3,282)
                 In-process research and development                3,154
                 Sales backlog                                        854
                 Acquired technology                                5,307
                 Customer relationships                             1,382
                 Non-competition agreements                         2,221
                 Goodwill                                          25,054
                                                               -----------
                     Total purchase price                      $   36,107
                                                               ===========

          The value allocated to goodwill in ECtel will be deducted for income tax purposes.

          The summary unaudited pro forma condensed consolidated results of operations for the three months ended October 31, 2004, assuming the acquisitions of RP Security and Opus had occurred at the beginning of the period, would have reflected consolidated revenues of approximately $66,277,000, net income of approximately $4,809,000, basic earnings per share of $0.15 and diluted earnings per share of $0.15. The summary unaudited pro forma condensed consolidated results of operations for the nine months ended October 31, 2004, assuming the acquisitions of RP Security, ECtel and Opus had occurred at the beginning of the period, would have reflected consolidated revenues of approximately $189,752,000, net income of approximately $8,850,000, basic earnings per share of $0.29 and diluted earnings per share of $0.27.

          The summary unaudited pro forma condensed consolidated results of operations for the three months ended October 31, 2005, assuming the acquisition of Opus had occurred at the beginning of the period, would have reflected consolidated revenues of approximately $78,921,000, net income of approximately $7,000,000, basic earnings per share of $0.22 and diluted earnings per share of $0.21. The summary unaudited pro forma condensed consolidated results of operations for the nine months ended October 31, 2005, assuming the acquisition of Opus had occurred at the beginning of the period, would have reflected consolidated revenues of approximately $233,288,000, net income of approximately $21,880,000, basic earnings per share of $0.69 and diluted earnings per share of $0.66.

          These pro forma results are not necessarily indicative of what would have occurred if the acquisitions had been in effect for the period presented. In addition, the pro forma results are not necessarily indicative of the results that will occur in the future and do not reflect any potential synergies that might arise from the combined operations.

     11.  INTANGIBLE ASSETS

          The composition of intangible assets at January 31, 2005 and October 31, 2005 is as follows:

                                                                          JANUARY 31,           OCTOBER 31,
                                                 USEFUL LIFE                 2005                  2005
                                                 -----------                 ----                  ----
                                                                                   (In thousands)

        Sales backlog                           Up to 3 years             $   3,249           $   4,088
        Acquired technology                     3 to 5 years                  6,902               6,917
        Customer relationships                  5 years                       2,239               2,647
        Non-competition agreements              1.5 to 10 years               3,540               3,632
        Trade names                             1 to 3 years                    255                 995
                                                                          ----------          ----------
                                                                             16,185              18,279
        Less accumulated amortization                                         4,159               7,964
                                                                          ----------          ----------
                                                                          $  12,026           $  10,315
                                                                          ==========          ==========

          Amortization of intangible assets was approximately $817,000 and $1,518,000 for the three months ended October 31, 2004 and 2005, respectively, and approximately $1,858,000 and $3,791,000 for the nine months ended October 31, 2004 and 2005, respectively.

          Estimated amortization expense for each of the five succeeding fiscal years is as follows:

          YEAR ENDING JANUARY 31,             (In thousands)
          2006                                 $   5,430
          2007                                 $   3,191
          2008                                 $   2,043
          2009                                 $   1,817
          2010                                 $     820


     12.  GOODWILL

          Changes in goodwill for the year ended January 31, 2005 ("fiscal 2004"), and for the nine months ended October 31, 2005, are as follows:

                                                              (In thousands)
         BALANCE AT JANUARY 31, 2004                            $  14,364
         Acquisition of ECtel                                      25,054
         Acquisition of RP Security                                 9,164
         Foreign exchange translation and other                     1,043
                                                                ----------
         BALANCE AT JANUARY 31, 2005                               49,625
         Earn-out for RP security purchase                            455
         Acquisition of Opus                                        9,444
         Foreign exchange translation and other                      (262)
                                                                ---------
         BALANCE AT OCTOBER 31, 2005                            $  59,262
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


                          UNITED                      UNITED                                              RECONCILING   CONSOLIDATED
                          STATES       ISRAEL         KINGDOM        CANADA       GERMANY          OTHER      ITEMS        TOTALS
                          ------       ------         -------        ------       -------          -----      -----        ------
 THREE MONTHS ENDED
 OCTOBER 31, 2004:                                                  (IN THOUSANDS)
 -----------------
Sales                  $   35,481    $   22,144    $    7,807    $    4,107    $    2,926    $      264   $  (8,740)    $   63,989
Costs and expenses        (29,098)      (22,063)       (8,422)       (4,365)       (3,879)         (498)      9,391        (58,934)
                       -----------   -----------   -----------   -----------   -----------   -----------  ----------    -----------
Operating income
(loss)                 $    6,383    $       81    $     (615)   $     (258)   $     (953)   $     (234)  $     651     $    5,055
                       ===========   ===========   ===========   ===========   ===========   ===========  ==========    ===========

 THREE MONTHS ENDED
 OCTOBER 31, 2005:
 -----------------

Sales                  $   31,811    $   33,255    $    8,439    $    7,332    $    6,676    $    1,248   $ (10,523)    $   78,238
Costs and expenses        (30,873)      (28,301)       (8,905)       (6,258)       (6,129)       (1,198)     10,993        (70,671)
                       -----------   -----------   -----------   -----------   -----------   -----------  ----------    -----------
Operating income
(loss)                 $      938    $    4,954    $     (466)   $    1,074    $      547    $       50   $     470     $    7,567
                       ===========   ===========   ===========   ===========   ===========   ===========  ==========    ===========


                          UNITED                      UNITED                                              RECONCILING   CONSOLIDATED
                          STATES       ISRAEL         KINGDOM        CANADA       GERMANY         OTHER      ITEMS         TOTALS
                          ------       ------         -------        ------       -------         -----      -----         ------
 NINE MONTHS ENDED
 OCTOBER 31, 2004:                                                  (IN THOUSANDS)
 -----------------

Sales                  $   90,975    $   68,008    $   22,878    $   14,361    $    7,904    $    1,184   $ (24,516)     $ 180,794
Costs and expenses        (79,139)      (68,500)      (23,648)      (11,557)       (9,283)       (1,843)     24,444       (169,526)
                       -----------   -----------   -----------   -----------   -----------   -----------  ----------    -----------
Operating income
(loss)                 $   11,836    $     (492)   $     (770)   $    2,804    $   (1,379)   $     (659)  $     (72)    $   11,268
                       ===========   ===========   ===========   ===========   ===========   ===========  ==========    ===========

 NINE MONTHS ENDED
 OCTOBER 31, 2005:
 -----------------


Sales                  $   95,297    $   95,554    $   24,481    $   22,071    $   21,158    $    3,245   $ (36,820)    $  224,986
Costs and expenses        (88,717)      (83,067)      (24,751)      (19,243)      (20,049)       (3,485)     36,200       (203,112)
                       -----------   -----------   -----------   -----------   -----------   -----------  ----------    -----------
Operating income
(loss)                 $    6,580    $   12,487    $     (270)   $    2,828    $    1,109    $    (240)   $    (620)    $   21,874
                       ===========   ===========   ===========   ===========   ===========   ===========  ==========    ===========

         Total assets by country of domicile consist of:

                                                JANUARY 31,     OCTOBER 31,
                                                   2005            2005
                                                   ----            ----
                                                       (IN THOUSANDS)

         United States                        $   264,975     $   281,534
         Israel                                   117,017         151,944
         United Kingdom                            12,684          13,949
         Canada                                    19,828          25,482
         Germany                                   27,598          26,810
         Other                                      2,540           1,692
         Reconciling items                        (45,664)        (50,270)
                                              ------------    ------------
                                              $   398,978     $   451,141
                                              ============    ============

         Reconciling items consist of the following:
         Sales - elimination of inter-company revenues.
         Operating income - elimination of inter-company operating income. Total assets - elimination of inter-company receivables.

     14.  EMPLOYEE RESTRICTED STOCK

          In December 2003 and 2004, the Company granted 72,700 and 65,000 shares of restricted stock, respectively, to certain key employees of the Company. Unearned stock compensation of approximately $1,672,000 and $2,282,000 was recorded for 2003 and 2004, respectively, based on the fair market value of the Company's common stock at the date of grant, or $23.00 and $35.11 per share. Unearned stock compensation is shown as a separate component of stockholders' equity and is being amortized to expense over the four-year vesting period of the restricted stock. Amortization of unearned stock compensation was approximately $105,000 and $249,000 for the three months ended October 31, 2004 and 2005, respectively, and approximately $314,000 and $739,000 for the nine months ended October 31, 2004 and 2005, respectively, and was included in selling, general and administrative expenses in the condensed consolidated statements of income. The restricted stock has all the rights and privileges of the Company's common stock, subject to certain restrictions and forfeiture provisions. At October 31, 2005, all 137,700 shares were subject to restriction.

     15.  RECENT ACCOUNTING PRONOUNCEMENTS

          In April 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," requiring retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, "Accounting Changes," for the reporting of the correction of an error and a change in accounting estimate. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company's condensed consolidated financial statements.

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

          In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29." SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for reporting periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's condensed consolidated financial statements.

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

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended January 31, 2005 are those that depend most heavily on these judgments and estimates. As of October 31, 2005, there have been no material changes to any of the critical accounting policies contained therein.

RESULTS OF OPERATIONS

SUMMARY OF RESULTS

           Consolidated results of operations in dollars and as a percentage of sales for each of the three month and nine month periods ended October 31, 2004 and 2005 were as follows:


                                                 THREE MONTHS                    THREE MONTHS
                                                    ENDED                           ENDED
                                                  OCTOBER 31,                     OCTOBER 31,
                                                   -------                         -------
                                                    2004        % OF SALES          2005         % OF SALES
                                                    ----        ----------          ----         ----------

Sales                                            $  63,989         100.0%        $  78,238          100.0%
Cost of Sales                                       29,235          45.7%           34,360           43.9%
                                                 ----------     ----------       ----------       ----------
Gross profit                                        34,754          54.3%           43,878           56.1%

Operating expenses:
   Research and development, net                     8,409          13.1%           10,039           12.8%
   Selling, general and administrative              21,290          33.3%           26,272           33.6%
                                                 ----------     ----------       ----------       ----------
Income from operations                               5,055           7.9%            7,567            9.7%


Interest and other income, net                         932           1.5%            1,982            2.5%
                                                 ----------     ----------       ----------       ----------

Income before income tax provision                   5,987           9.4%            9,549           12.2%
Income tax provision                                   807           1.3%            2,241            2.9%
                                                 ----------     ----------       ----------       ----------

Net income                                       $   5,180           8.1%        $   7,308            9.3%
                                                 ==========     ==========       ==========       ==========

                                                    NINE MONTHS                  NINE MONTHS
                                                       ENDED                       ENDED
                                                     OCTOBER 31,                 OCTOBER 31,
                                                     -----------                 -----------
                                                       2004        % OF SALES       2005         % OF SALES
                                                       ----        ----------       ----         ----------

Sales                                             $  180,794         100.0%     $  224,986         100.0%
Cost of Sales                                         82,098          45.4%         99,860          44.4%
                                                  -----------     -----------   -----------     -----------
Gross profit                                          98,696          54.6%        125,126          55.6%

Operating expenses:
   Research and development, net                      23,089          12.8%         29,035          12.9%
   Selling, general and administrative                59,704          33.0%         74,217          33.0%
   In-process research and development                 3,154           1.7%              -             -
   Write-down of capitalized software                  1,481           0.8%              -             -
                                                  -----------     -----------   -----------     -----------
Income from operations                                11,268           6.2%         21,874           9.7%

Interest and other income, net                         2,379           1.3%          5,361           2.4%
                                                  -----------     -----------   -----------     -----------

Income before income tax provision                    13,647           7.5%         27,235          12.1%
Income tax provision                                   1,282           0.7%          6,257           2.8%
                                                  -----------     -----------   -----------     -----------

Net income                                        $   12,365           6.8%     $   20,978           9.3%
                                                  ===========     ===========   ===========     ===========

NINE MONTH AND THREE MONTH PERIODS ENDED OCTOBER 31, 2005
COMPARED TO NINE MONTH AND THREE MONTH PERIODS ENDED OCTOBER 31, 2004

SALES. Sales for the nine month and three month periods ended October 31, 2005 increased by approximately $44.2 million, or 24.4%, and $14.2 million, or 22.3%, respectively, as compared to the nine month and three month periods ended October 31, 2004. This increase reflected an increase in both sales of products of approximately $31.1 million and $7.9 million and service revenue of approximately $13.1 million and $6.3 million, in the nine month and three month periods ended October 31, 2005 as compared to the nine month and three month periods ended October 31, 2004, respectively, and was attributable to higher sales volume of both the Company's security and business intelligence solutions. For the nine month and three month periods ended October 31, 2005, the Company generated approximately 47% and 48%, respectively, of its sales from the Americas region, 35% for both periods from the Europe, Middle East and Africa region ("EMEA"), and 18% and 17%, respectively, from the Asia Pacific region ("APAC").

The Company sells its products in multiple configurations and the price of any particular product varies depending on the configuration of the product sold. Due to the variety of customized configurations for each product that the Company sells, it is unable to quantify the effects of a change in the price of any particular product and/or a change in the number of products sold on its revenues. Sales to international customers as a percentage of total sales represented approximately 58% and 59%, respectively, for the nine month and three month periods ended October 31, 2005, as compared to approximately 51% and 48%, respectively, for the nine month and three month periods ended October 31, 2004.

COST OF SALES. Cost of sales consists primarily of material and overhead costs, operation and service personnel costs, amortization of capitalized software and purchased intangible assets, and royalties. Cost of sales for the nine month and three month periods ended October 31, 2005 increased by approximately $17.8 million, or 21.6%, and $5.1 million, or 17.5%, respectively, as compared to the nine month and three month periods ended October 31, 2004. This increase was attributable to an increase in material and overhead costs of approximately $9.7 million and $1.4 million, respectively, due to higher sales volumes, an increase in personnel related costs of approximately $1.7 million and $0.8 million, respectively, primarily as a result of an increase in the number of service department personnel and increased personnel compensation, an increase in subcontracting expenses of approximately $2.8 million and $0.8 million, respectively, an increase in depreciation and amortization expenses of approximately $1.8 million and $0.6 million, and an increase in other expenses of approximately $1.8 million and $1.5 million, respectively, mainly due to increased travel and royalties expenses. Gross margins increased to 55.6% and 56.1%, respectively, in the nine month and three month periods ended October 31, 2005, from 54.6% and 54.3%, respectively, in the nine month and three month periods ended October 31, 2004.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development ("R&D") expenses consist primarily of personnel and subcontracting expenses and allocated overhead, net of certain software development costs that are capitalized as well as reimbursement under government and other programs. Software development costs are capitalized upon the establishment of technological feasibility and until related products are available for general release to customers. Research and development expenses, net, for the nine month and three month periods ended October 31, 2005 increased by approximately $5.9 million and $1.6 million, respectively, or 25.8% and 19.4%, respectively, as compared to the nine month and three month periods ended October 31, 2004. The increase was attributable to an increase in personnel related costs amounting to approximately $3.9 million and $1.0 million, respectively, and an increase of approximately $2.0 million and $0.6 million, respectively, in other expenses. Capitalization of software development costs amounted to approximately $3.2 million and $1.1 million for the nine month and three month periods ended October 31, 2004 respectively, and approximately $3.0 million and $0.9 million for the nine month and three month periods ended October 31, 2005, respectively. Reimbursement of research and development expenses amounted to approximately $3.2 million and $0.9 million for the nine month and three month periods ended October 31, 2004 respectively, and $3.8 million and $1.6 million for the nine month and three month periods ended October 31, 2005, respectively. Research and development expenses, net, as a percentage of sales, was 12.9% and 12.8% for the nine month and three month periods ended October 31, 2005, respectively, compared to 12.8% and 13.1% , respectively, for the nine month and three month periods ended October 31, 2004.

Historically, the Company has received more reimbursement for R&D expenses partially funded by the Office of the Chief Scientist of the Ministry of Industry and Trade of the State of Israel (the "OCS") in a given fiscal year than it has had to pay to the OCS in royalties during that fiscal year. More recently, however, the Company has been paying, and continues to expect to pay, more in royalties to the OCS than it receives in reimbursement from the OCS for R&D expenses in a given fiscal year. In fiscal year 2004 and in the nine months ended October 31, 2005, the Company recorded a net expense of $1.6 million and $1.1 million, respectively, representing the difference between OCS royalties accrued and reimbursement received from OCS. As of October 31, 2005, the Company has received approximately $59.7 million in cumulative grants and has recorded approximately $30.6 million of cumulative royalties to the OCS. The Company continues to evaluate whether to participate in a program offered by the OCS to pay a lump sum royalty amount for past amounts received from the OCS and has started preliminary discussions with the OCS in that regard. The Company believes it could reach agreement with the OCS regarding participating in such program as early as the first calendar quarter of 2006. Assuming the Company elects to participate in this program it may be required to pay as much as the difference between the cumulative grants received and the cumulative royalties paid plus interest and other charges. This would significantly reduce or eliminate the Company's net income for a given fiscal year and might cause the Company to report a loss for the fiscal year in which the program is entered into which would have a material adverse effect on the Company's operating results.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of personnel costs and related expenses, sales and marketing expenses, including travel and agent commission, and other administrative expenses. Selling, general and administrative expenses for the nine month and three month periods ended October 31, 2005 increased by approximately $14.5 million, or 24.3% and $5.0 million, or 23.4%, respectively, as compared to the nine month and three month periods ended October 31, 2004. This increase was attributable to an increase in compensation and benefits for existing personnel and increase in headcount to support the increased level of sales amounting to approximately $8.5 million and $3.0 million, respectively, an increase in agent commissions of approximately $2.1 million and $1.7 million, respectively, an increase in rent and utility expenses of approximately $1.5 million and $0.8 million, respectively, and an increase (decrease) in other expenses of approximately $2.4 million and ($0.5 million), respectively. Selling, general and administrative expenses as a percentage of sales increased to 33.0% and 33.6%, for the nine month and three month periods ended October 31, 2005, from 33.0% and 33.3% for the nine month and three month periods ended October 31, 2004.

IN-PROCESS RESEARCH AND DEVELOPMENT. In the nine month period ended October 31, 2004, purchased in-process research and development of approximately $3.2 million, resulting from the purchase of ECtel's government surveillance business, was charged to expense at the date of acquisition (see also Note 10 of the Notes to the Condensed Consolidated Financial Statements).

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

INTEREST AND OTHER INCOME, NET. Net interest and other income for the nine month and three month periods ended October 31, 2005 increased by approximately $3.0 million and $1.0 million, respectively, as compared to the nine month and three month periods ended October 31, 2004. This increase was attributable to increased interest income of approximately $3.6 million and $1.2 million, respectively, due to an increase in interest rates and an increase in interest bearing short-term investments, partially offset by a decrease in income from the Company's minority interest in its Singapore affiliate of $0.3 million and $0.1 million, an increase in foreign currency losses and other items of approximately $0.3 million and $0.1 million.

INCOME TAX PROVISION. Income tax provision of approximately $6.3 million and $2.2 million, respectively, was recorded for the nine month and three month periods ended October 31, 2005 as compared to approximately $1.3 million and $0.8 million recorded in the nine month and three month periods ended October 31, 2004, respectively. The overall effective tax rate increased to 23.0% and 23.5%, for the nine month and three month periods ended October 31, 2005, respectively, as compared to an effective tax rate of 9.4% and 13.5% for the nine month and three month periods ended October 31, 2004, respectively. The increase in tax provision for the nine month and three month periods ended October 31, 2005 was mainly attributable to the significant reduction of the Company's net operating loss carry forwards in the United States by the end of fiscal 2004, which caused the Company to record income tax provision for the profits of its U.S. operations. The Company expects its effective tax rate for the fiscal year ended January 31, 2006 ("fiscal 2005") to increase significantly as compared to fiscal 2004. The Company's effective tax rate for fiscal 2005 is expected to remain relatively low as compared to the U.S. federal tax rate. This reflects the use of net operating loss carry-forwards in certain tax jurisdictions as well as the tax benefits associated with qualified activities of the Company's Israeli subsidiary, which is entitled to favorable income tax rates under a program of the Israeli Government for "Approved Enterprise" investments in that country. To the extent that the Company continues to be profitable in certain tax jurisdictions, it will continue to use net operating loss carry forwards in these jurisdictions. When the Company ceases to have net operating loss carry forwards available to it in a tax jurisdiction, the Company's effective tax rate would increase in that jurisdiction.

NET INCOME. Net income for the nine month and three month periods ended October 31, 2005 increased by approximately $8.6 million, or 70%, and $2.1 million, or 41%, as compared to the nine month and three month periods ended October 31, 2004, respectively. As a percentage of sales, net income was approximately 9.3% in both the nine month and three month periods ended October 31, 2005, as compared to approximately 6.8% and 8.1% in the nine month and three month periods ended October 31, 2004, respectively. The change resulted primarily from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2005, the Company had cash and cash equivalents of approximately $58.0 million, bank time deposits of approximately $2.3 million, short-term investments of $206.2 million and working capital of approximately $215.5 million. As of January 31, 2005, the Company had cash and cash equivalents of approximately $45.1 million, short-term investments of $195.3 million and working capital of approximately $196.4 million.

Operating activities for the nine month period ended October 31, 2004 and 2005, after adjustment for non-cash items, provided cash of approximately $27.3 million and $34.8 million, respectively. Other changes in operating assets and liabilities provided cash of approximately $11.9 million and $5.6 million for the nine months ended October 31, 2004 and 2005, respectively. This resulted in cash provided by operating activities of approximately $39.2 million and $40.4 million for the nine months ended October 31, 2004 and 2005, respectively.

Investing activities for the nine months ended October 31, 2004 and 2005 used cash of approximately $65.7 million and $35.9 million, respectively. For the nine months ended October 31, 2004, these amounts include cash paid for the acquisition of ECtel's government surveillance business of approximately $36.1 million, cash paid for the acquisition of RP Security of approximately $9.3 million, purchase of property and equipment of approximately $5.1 million, capitalization of software development costs of approximately $3.2 million and net purchases of short-term securities of approximately $12.0 million. For the nine months ended October 31, 2005, these amounts include cash paid for the acquisition of Opus (net of cash acquired of approximately $0.6 million) of approximately $11.5 million, net purchases of short-term securities and bank time deposits of approximately $13.3 million, purchase of property and equipment of approximately $8.1 million, capitalization of software development costs of approximately $3.0 million, and other investments of approximately $0.4 million, net of proceeds from sale of property and equipment of approximately $0.3 million.

Financing activities for the nine month periods ended October 31, 2004 and 2005 provided cash of approximately $11.5 million and $8.4 million, respectively. For the nine month periods ended October 31, 2004 and 2005, proceeds from the issuances of common stock provided cash of approximately $11.0 million and $9.0 million, respectively. Net borrowings (repayments) of bank loans and other debt provided (used) cash of approximately $0.5 million and ($0.6) million in the nine month periods ended October 31, 2004 and 2005, respectively.

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

On September 2, 2004, the Company, through a subsidiary, acquired all of the outstanding stock of RP Security, a company in the business of developing and selling mobile digital video security solutions for transportation applications. The Company paid approximately $9,028,000 in cash and 90,144 shares of the Company's common stock for RP Security. In addition, the shareholders of RP are entitled to receive earn-out payments over the three year period following the closing based on the Company's worldwide sales, profitability and backlog of mobile video products in the transportation market during that period. For the period ending January 31, 2005, the shareholders of RP earned approximately $455,000.

On August 20, 2004, the Company entered into a lease agreement for the lease of approximately 145,000 square feet of office and storage space for manufacturing, development, support and sales facilities in Herzlia, Israel for a term of ten years. Occupancy of the new building and rent payments commenced in October 2005. Annual rent payments are expected to be approximately $2.5 million. The new lease agreement replaced the lease agreement for the Company's prior building in Israel.

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

RECENT DEVELOPMENTS

On September 7, 2005, the Company entered into a definitive agreement with MultiVision Intelligent Surveillance Limited ("MultiVision") to acquire substantially all of its networked video security business. Under the agreement, the Company would pay approximately $48 million, subject to certain adjustments. The consideration will consist of cash, provided that, the definitive agreement allows the Company, at its sole option, to substitute shares of Company common stock for up to 70% of the adjusted purchase price paid at closing. On November 1, 2005, the Company provided irrevocable notice to MultiVision that it would not issue shares of its common stock as part of the purchase price. The Company will therefore pay the full purchase price in cash. The acquisition is expected to close in January 2006, subject to a number of conditions, including approval by MultiVision's shareholders.

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

The global market for analytic solutions for security and business applications is competitive not only in the number and breadth of competing companies and products, but also in the manner in which products are sold. For example, the Company often competes for customer contracts through a competitive bidding process that subjects it to risks associated with: (i) the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns; and (ii) the substantial time and effort, including design, development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to the Company. Even where the Company is not involved in a competitive bidding process, due to the intense competition in the Company's markets and increasing customer demand for shorter delivery periods, the Company must in some cases begin implementation of a project before the corresponding order has been finalized, increasing the risk that the Company will have to write off expenses associated with orders that do not come to fruition.

Approximately half of the Company's revenues are generated by sales made through strategic and technology partners, distributors, value added resellers and systems integrators. In addition, many of these sales channels also partner with the Company's competitors and may even offer the products of both the Company and its competitors when presenting bids to customers. Further, competitors often seek to establish exclusive relationships with these sales channels or, at a minimum, to become a preferred partner for these channels. The Company's ability to achieve revenue growth depends to a significant extent on maintaining and adding to these sales channels. If the Company's relationships with these sales channels deteriorate or terminate, the Company may lose important sales and marketing opportunities.

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

The Company's quarterly operating results are difficult to predict and may fluctuate significantly in the future, which in turn may result in volatility in its stock price. The following factors, among others, many of which are outside the Company's control, can cause fluctuations in the Company's operating results and volatility in the Company's stock price: (i) the size, timing, terms and conditions of orders from and shipments to the Company's customers; (ii) unpredictability in the growth in the security and business intelligence markets; (iii) unanticipated delays or problems in releasing new products; (iv) continued fluctuation in the Company's tax rate; (v) the timing and success of its customers' deployment of the Company's products and services; (vi) the amount and timing of the Company's investments in research and development activities; (vii) costs associated with providing the Company's goods and services; (viii) the fluctuation of foreign currency exchange rates; and (ix) the impairment or devaluation of the Company's assets (for instance, intangibles or goodwill).

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

The Company has continued to expand its gross margins primarily as a result of reducing hardware as a part of its product offerings. This gross margin expansion has contributed to the growth of the Company's net income at a rate greater than the growth of its revenue. The Company's ability to continue to expand gross margins in this manner is contingent upon a variety of factors, principally that its customers obtain the hardware necessary to operate the Company's software solutions from another vendor and that the Company not have to significantly reduce its prices to remain competitive. If customers insist that the Company provide all necessary hardware for its solutions, the Company may not be able to continue to expand gross margins at the rate that it has or at all, which would reduce the rate of growth of the Company's net income. If the rate of growth of the Company's net income is reduced, it could materially and adversely affect the share price of its Common Stock.

While it has no single customer that is material, the Company has many significant customers and receives multi-million dollar orders from time to time. The deferral or loss of one or more significant orders or customers or a delay in an expected implementation of such an order could materially and adversely affect the Company's operating results in any fiscal quarter, particularly if there are significant sales and marketing expenses associated with the deferred, lost or delayed sales. The Company bases its current and future expense levels on its internal operating plans and sales forecasts, and its operating costs are, to a large extent, fixed. As a result, the Company may not be able to sufficiently reduce its costs in any quarter to compensate for an unexpected near-term shortfall in revenues.

The Company has historically derived a significant portion of its sales from contracts for large system installations with major customers. The Company continues to emphasize sales to larger customers in its product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain particular contracts is inherently difficult to predict. The timing and scope of these opportunities are difficult to forecast, and the pricing and margins may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a high degree of volatility and may also be more volatile than the Company has experienced in prior periods. The degree of dependence by the Company on large system orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers, increases the risk associated with the Company's business. In particular, in pursuit of major customers, the Company often engages in research and development activities specifically for these potential customers. If these potential customers ultimately decide not to purchase the Company's products, the Company may obtain little or no benefit from these research and development activities, as they may not be applicable to other customers. As a result, these costs may not be recovered by the Company and may materially and adversely affect the Company's financial results.

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

The markets for the Company's products are characterized by rapidly changing technology and evolving industry standards. The introduction of products embodying new technology and the emergence of new industry standards can render the Company's existing products obsolete and unmarketable and can exert pricing pressure on existing products. It is critical to the Company's success that it is able to:

          o    anticipate changes in technology or in industry standards;

          o successfully develop and introduce new, enhanced and competitive products; and

          o introduce these new and enhanced products on a timely basis with high quality.

The Company may not be able to successfully develop new products or introduce new applications for existing products. For example, the market for the Company's communications interception solutions has been characterized by new protocols as well as by increased use of encryption, and the Company's ability to compete in this market is dependent on its ability to introduce products that address these new developments. In addition, new products and applications introduced by the Company - such as the Company's content analytics software - may not achieve market acceptance or the introduction of new products or technological developments by its competitors may render the Company's products obsolete. If the Company is unable to introduce new products that address the needs of its customers or that achieve market acceptance, there may be a material and adverse impact on the Company's reputation with its customers and its financial results.

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

The market for the Company's business intelligence solutions has been adversely affected in the past by significant declines in information technology spending and continues to be affected by fluctuations in information technology spending. Continued fluctuations in information technology spending may cause companies to reduce or, in extreme cases, eliminate, information technology spending. The rate of information technology spending by the Company's customers in the near term remains unclear and the Company is uncertain whether it will be able to increase or maintain its revenues. If sales do not increase as anticipated or if expenses increase at a greater pace than revenues, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

The Company's products are often used by customers to compile and analyze highly sensitive or confidential information and data, including information or data used in intelligence gathering or law enforcement activities. The Company may come into contact with such information or data when it performs support or maintenance functions for its customers. While the Company has internal policies, procedures and training for employees in connection with performing these functions, even the perception that such potential contact may pose a security risk or that any of the Company's employees has improperly handled sensitive or confidential customer information or data could harm the Company's reputation and could inhibit market acceptance of its products.

The Company depends on the continued services of its executive officers and other key personnel. In addition, in order to continue to grow effectively, the Company expects to need to attract and retain a substantial number of new employees, including managers, sales and marketing personnel and technical personnel, who understand and have experience with its products and services. The market for such personnel is intensely competitive in most if not all of the geographies in which the Company operates, and on occasion the Company has had to relocate personnel to fill positions in locations where it could not attract qualified experienced personnel. Further, the Company has in the past and may in the future experience difficulty in recruiting or retaining qualified personnel due to, for example, the market demand for their services or constraints on the Company's ability to use equity compensation due to recent changes in accounting rules. If the Company is unable to attract and retain qualified employees, its ability to grow could be impaired. Further, if the costs of attracting and retaining qualified personnel increase significantly, the Company's financial results could be materially and adversely affected.

The markets for the Company's security and business intelligence products are still emerging. The Company's growth is dependent on, among other things, the size and pace at which the markets for its products develop. If the markets for its products decrease, remain constant or grow slower than the Company anticipates, the Company will not be able to maintain its growth. In addition, in markets where the Company is a sole source supplier, the Company's growth may be adversely impacted if customers seek to and succeed in developing alternative sources for the Company's products. Continued growth in the demand for the Company's products is uncertain as, among other reasons, its existing customers and potential customers may: (i) not achieve a return on their investment in its products; (ii) experience technical difficulty in utilizing its products; or
(iii) use alternative solutions to achieve their security or business intelligence objectives. In addition, as the Company's business intelligence products are sold primarily to contact centers, slower than anticipated growth or a contraction in the number or size of contact centers will have a material adverse effect on the Company's ability to maintain its growth.

On September 7, 2005, the Company entered into a definitive agreement with MultiVision to acquire substantially all of its networked video security business. The acquisition is subject to a number of conditions, including approval by MultiVision's shareholders. The Company anticipates that the acquisition will close in January 2006, however, there is no assurance that the transaction will be consummated by such time or at all. Failure to consummate the acquisition for any reason or significant delay in closing may cause the value of the Company's common stock to decline. In addition, if the transaction does not close, significant management time and effort will have been expended, and costs related to the transaction, such as legal and accounting fees, will still have to be paid, with no corresponding benefit to the Company.

On September 1, 2005, the Company, through a newly-formed subsidiary, acquired certain of the assets and liabilities of The Opus Group, LLC, representing the Company's first acquisition of a services-based business and its first acquisition in the contact center market.

     There is no assurance that the Company will be able to:

          o successfully integrate this business into the Company's business, including operations, facilities and related matters

          o retain and integrate employees joining the Company with the acquired business, including maintaining employee morale

          o continue to successfully operate its own business while management time and attention is diverted to integrating this business

          o improve upon the financial results of this business, or even perform as well, or ensure that this business will not materially and adversely affect the Company's financial results

          o ensure that the customers of this business or the Company's own customers will be confident in the Company's ability to adequately deliver products and services.

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

The Company's subsidiary, Verint Technology Inc. ("Verint Technology"), which markets, sells and supports its communications interception solutions to, among others, various U.S. government agencies, is required by the National Industrial Security Program to maintain facility security clearances and to be insulated from foreign ownership, control or influence. To comply with the National Industrial Security Program requirements, in January 1999, the Company, Verint Technology, Comverse Technology and the Department of Defense entered into a proxy agreement with respect to the ownership and operations of Verint Technology, which agreement was superseded in May 2001 to comply with the Department of Defense's most recent requirements. Under the proxy agreement, the Company, among other things, appointed three individuals, who are U.S. citizens, holding the requisite security clearances as holders of proxies to vote the Verint Technology stock. The proxy holders have the power to exercise all prerogatives of ownership of Verint Technology. These three individuals are responsible for the oversight of Verint Technology's security arrangements. The proxy agreement may be terminated and Verint Technology's facility security clearance may be revoked in the event of a breach of the proxy agreement, or if it is determined by the Department of Defense that termination is in the national interest. If Verint Technology's facility security clearance is revoked, the Company may lose all or a substantial portion of its sales to U.S. government agencies and its business, financial condition and results of operations would be harmed. In addition, concerns about the security of the Company or its products can materially and adversely affect Verint Technology's sales to U.S. government agencies.

In addition to the clearances of Verint Technology, some of the Company's other subsidiaries maintain clearances in certain other countries in connection with the development, marketing and sale of its communications interception solutions. These clearances are reviewed from time to time by the applicable government agencies in these countries, and following review, these clearances are either maintained or deactivated. These clearances can be deactivated for many reasons, including that the clearing agencies in certain countries may object to the fact that the Company does business in certain other countries or the fact that the Company itself is a foreign corporation subject to foreign influence. If the Company's clearances are deactivated in any particular country, the Company may lose the ability to directly sell its communications interception solutions in that country for projects that require security clearances. Further, in order to continue to do classified business in that country, the Company may have to sell through local systems integrators or distributors with clearances. Additionally, any inability to obtain or maintain clearances in a particular country may affect the Company's ability to sell its communications interception solutions generally. Recently, a federal agency in a particular country deactivated the federal-level security clearances of the Company's subsidiary in that country, in part, because the subsidiary is controlled by a company and personnel not from that country. Any inability to obtain or maintain clearances can materially and adversely affect the Company's financial performance.

Whether or not the Company is able to maintain security clearances, law enforcement and intelligence agencies in certain countries may decline to purchase communications interception solutions not developed or manufactured in that country. As a result, because the Company's communications interception solutions are developed and manufactured either in Israel or Germany, there may be certain countries where some or all of the law enforcement and intelligence agencies are unwilling to purchase the Company's communications interception solutions. If the Company is unable to sell its communication interception solutions in certain countries for this reason, its business and results of operations could be materially and adversely affected.

The Company is required to obtain export licenses from the U.S., Israeli, German and other governments to export some of the products that it develops or manufactures in these countries, and to comply with applicable export control laws generally. The Company cannot be assured that it will be successful in obtaining or maintaining the licenses and other authorizations required to export its products from applicable governmental authorities. In addition, export laws and regulations are revised from time to time and can be extremely complex in their application; if the Company is found not to have complied with applicable export control laws, the Company may be penalized by, among other things, having its ability to receive export licenses curtailed or eliminated possibly for an extended period of time. The Company's failure to receive or maintain any required export license or authorization or its penalization for failure to comply with applicable export control laws would hinder its ability to sell its products and could materially and adversely affect its business, financial condition and results of operations.

Many of the Company's government contracts contain provisions that give the governments party to those contracts rights and remedies not typically found in private commercial contracts, including provisions enabling the governments to:
(i) terminate or cancel existing contracts for convenience; (ii) in the case of the U.S. Government, suspend the Company from doing business with a foreign government or prevent the Company from selling its products in certain countries; (iii) audit and object to the Company's contract-related costs and expenses, including allocated indirect costs; and (iv) change specific terms and conditions in the Company's contracts, including changes that would reduce the value of its contracts. In addition, many jurisdictions have laws and regulations that deem government contracts in those jurisdictions to include these types of provisions, even if the contracts themselves do not contain them. If a government terminates a contract with the Company for convenience, the Company may not recover its incurred or committed costs, any settlement expenses, or profit on work completed prior to the termination. If a government terminates a contract for default, the Company may not recover these amounts, and, in addition, may be liable for any costs incurred by a government in procuring undelivered items and services from another source. Further, an agency within a government may share information regarding the Company's termination with other government agencies. As a result, the Company's on-going or prospective relationships with such other government agencies could be impaired.

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

In August 2005, the European Parliament Directive 2002/96/EC (dated 27 January
2003) on Waste Electrical and Electronic Equipment Directive (the "WEEE Directive") became effective in the European Union. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment sold within the European Union. In July 2006, the European Parliament Directive 2002/95/EC (dated 27 January 2003) on Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the "RoHS Directive") will become effective in the European Union. The RoHS Directive restricts the use of certain hazardous substances, including mercury, lead, cadmium, hexavalent chromium, and certain flame retardants, in the construction of component parts of certain electrical and electronic equipment sold within the European Union. The Company is currently assessing the applicability of these Directives, and has begun implementing the WEEE Directive and making preparations and arrangements to comply with the RoHS Directive, in each case, to the extent applicable to the hardware portion of its solutions. As part of this process, the Company will need to ensure that it has a supply of compliant components from its suppliers. Ensuring compliance with these directives and coordinating compliance activities with suppliers will result in additional costs to the Company and may result in disruptions to operations. The Company cannot currently estimate the extent of such additional costs or potential disruptions. However, to the extent that any such costs or disruptions are substantial, the Company's financial results could be materially and adversely affected.

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

As the communications industry continues to evolve, governments may increasingly regulate products that monitor and record voice, video and data transmissions over public communications networks, such as the solutions that the Company offers. For example, products which the Company sells in the United States to law enforcement agencies and which interface with a variety of wireline, wireless and Internet protocol networks, must comply with the technical standards established by the Federal Communications Commission pursuant to the Communications Assistance for Law Enforcement Act and products that the Company sells in Europe must comply with the technical standards established by the European Telecommunications Standards Institute. The adoption of new laws or regulations governing the use of the Company's products or changes made to existing laws or regulations could cause a decline in the use of its products and could result in increased expenses for the Company, particularly if the Company is required to modify or redesign its products to accommodate these new or changing laws or regulations.

The Company incorporates software that it licenses from third parties into the vast majority of its products. If the Company loses or is unable to maintain any such software licenses, it could incur additional costs or experience unexpected delays until equivalent software can be developed or licensed and integrated into its products.

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

While the Company implements sophisticated security measures, third parties may attempt to breach its security or inappropriately use its products through computer viruses, electronic break-ins and other disruptions. If successful, confidential information, including passwords, financial information or other personal information may be improperly obtained and the Company may be subject to lawsuits and other liability. Even if the Company is not held liable, such security breaches could harm its reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of the Company's products with both government and commercial purchasers.

The information technology industry is characterized by frequent allegations of intellectual property infringement. In the past, third parties have asserted that certain of the Company's products infringe their intellectual property, and similar claims may be made in the future. Any allegation of infringement against the Company could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force the Company to enter into royalty or license agreements rather than dispute the merits of such allegation. If patent holders or other holders of intellectual property initiate legal proceedings against it, the Company may be forced into protracted and costly litigation. The Company may not be successful in defending such litigation and may not be able to procure any required royalty or license agreements on terms acceptable to it, or at all. The Company generally indemnifies its customers with respect to infringement by its products of the proprietary rights of third parties. Third parties may assert infringement claims against the Company's customers. These claims may require the Company to initiate or defend protracted and costly litigation, regardless of the merits of these claims. If any of these claims succeed, the Company may be forced to pay damages or may be required to obtain licenses for the products its customers use. If the Company cannot obtain all necessary licenses on commercially reasonable terms, its customers may be forced to stop using, or, in the case of value added resellers, stop selling, its products.

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

The Company receives conditional grants from the Government of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade, or the OCS, for the financing of a portion of its research and development expenditures in Israel. Until recently, the terms of these conditional grants limited the Company's ability to manufacture products outside of Israel if such products or technologies were developed using these grants. On March 30, 2005, the Israeli parliament approved an amendment to Israeli Law for the Encouragement of Industrial Research and Development, which permits the transfer of such technology outside of Israel under certain conditions. If the Company seeks and receives approval to manufacture products developed using these conditional grants outside of Israel, it may be required to pay a significantly increased amount of royalties, which may be up to 300% of the grant amount, plus interest, on an accelerated basis depending on the manufacturing volume that is performed outside of Israel. If the Company seeks and receives approval to transfer technology developed using these conditional grants outside of Israel, it may be required, prior to such transfer, to pay a redemption price to be determined under regulations that have not yet been promulgated. These restrictions may impair the Company's ability to outsource manufacturing or engage in similar arrangements for those products or technologies. In addition, if the Company fails to comply with any of the conditions imposed by the OCS, it may be required to refund any grants previously received together with interest and penalties, and it may be subject to criminal charges. Further, from time to time the Government of Israel may audit the sales of products incorporating technology partially funded through OCS programs which, while not increasing the aggregate amount of royalties that may be due from the Company, may cause the Company to have to pay royalties on additional products, effectively accelerating the pace at which it pays royalties to the Government of Israel in repayment of the benefits received under such programs.

In recent years, the Government of Israel has accelerated the rate of repayment of OCS grants and may further accelerate them in the future. The Company currently pays royalties of between 3% and 5% (or 6% under certain circumstances) of associated product revenues (including service and other related revenues) to the Government of Israel based upon the sale of products incorporating technology developed under OCS grants. Such royalty payments by the Company are currently required to be made until the government has been reimbursed up to the amounts received by the Company, linked to the U.S. dollar, plus, for amounts received under projects approved by the OCS after January 1, 1999, interest on such amounts at a rate equal to the 12-month LIBOR rate in effect on January 1st of the year in which approval is obtained. Further, the Government of Israel has reduced the benefits available under these programs in recent years and these programs may be discontinued or curtailed in the future.

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

Historically, the Company has received more reimbursement for R&D expenses partially funded by the OCS in a given year than it has had to pay to the OCS in royalties during that fiscal year. More recently, however, the Company has been paying, and continues to expect to pay, more in royalties to the OCS than it receives in reimbursement from the OCS for R&D expenses in a given fiscal year. For example, in the nine months ended October 31, 2005, the Company recorded a net expense of $1.1 million representing the difference between royalties recorded for the OCS and reimbursement received from the OCS.

As of October 31, 2005, the Company has received approximately $59.7 million in cumulative grants and has recorded approximately $30.6 million in cumulative royalties to the OCS. The Company continues to evaluate whether to participate in a program offered by the OCS to pay a lump sum royalty amount for past amounts received from the OCS and has started preliminary discussions with the OCS in that regard. The Company believes it could reach agreement with the OCS regarding participating in such program as early as the first calendar quarter of 2006. Assuming the Company elects to participate in this program it may be required to pay as much as the difference between the cumulative grants received and the cumulative royalties paid plus interest and other charges. This would significantly reduce or eliminate the Company's net income for a given fiscal year and might cause the Company to report a loss for the fiscal year in which the program is entered into which would have a material adverse effect on the Company's operating results.

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

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, which in the past and may in the future, lead to security and economic problems for Israel. Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region can directly affect the Company's operations in Israel. From October 2000 until recently, terrorist violence in Israel increased significantly, primarily in the West Bank and Gaza Strip, and Israel has experienced terrorist incidents within its borders. There can be no assurance that the recent relative calm will continue nor can the Company anticipate what the impact will be on Israel or the region following the recent Israeli withdrawals from the Gaza Strip and portions of the West Bank. The Company could be materially adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be materially adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel. The continuation or exacerbation of violence in Israel or the outbreak of violent conflicts involving Israel may impede the Company's ability to sell its products or otherwise adversely affect the Company. In addition, many of the Company's Israeli employees in Israel are required to perform annual compulsory military service in Israel and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect upon the Company's operations.

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

The Company's business is subject to evolving corporate governance and public disclosure regulations that have increased both the costs and the risk of noncompliance, either of which could have an adverse effect on the Company's stock price. Because the Company's Common Stock is publicly traded on the NASDAQ National Market, the Company is subject to rules and regulations promulgated by a number of governmental and self-regulated organizations, including the Securities and Exchange Commission, NASDAQ and the Public Company Accounting Oversight Board, which monitors the accounting practices of public companies. Many of these regulations have only recently been enacted, and continue to evolve, making compliance more difficult and uncertain. In addition, the Company's efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations require the Company to include a management assessment of its internal controls over financial reporting and auditor attestation of that assessment in its annual report, which the Company included for in its annual report for fiscal 2004. While the Company was able to assert, in the management certifications filed with its Annual Report on Form 10-K, that the Company's internal control over financial reporting is effective as of January 31, 2005 and that no material weaknesses were identified, the Company must continue to monitor and assess the internal control over financial reporting.

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

The Company places its cash investments with high credit-quality financial institutions and currently invests primarily in money market funds placed with major banks and financial institutions, bank time deposits, Auction-Rate Securities ("ARS"), corporate debt securities and United States government, corporation and agency obligations and/or mutual funds investing in the like. The Company has investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of October 31, 2005, the Company had cash and cash equivalents, which generally have a maturity of three months or less, totaling approximately $58 million, bank time deposits totaling approximately $2.3 million and short-term investments totaling approximately $206.2 million, which primarily consist of Auction Rate Securities. Auction Rate Securities have maturities ranging up to thirty years; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of October 31, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of October 31, 2005.

(b)  Changes in Internal Control Over Financial Reporting

During the Company's fiscal quarter ended October 31, 2005, the Company continued to add several members to its finance organization worldwide, in particular at its principal executive offices in Melville, New York as part of an effort to consolidate and improve certain financial reporting functions. In addition, the Company continued an upgrade of certain of its information systems used to accumulate financial data for financial reporting. The additional personnel and the upgrade are part of an ongoing effort by the Company to continue to improve its internal control over financial reporting. Although these improvements are ongoing, the Company used its new personnel and system to generate some of the financial information used in its financial statements for this fiscal quarter. Improvements such as these present several risks, including straining existing resources and errors in data migrated from the Company's existing information systems to its new information systems. The Company believes that, notwithstanding the risks of these improvements, as of October 31, 2005, its internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, because these improvements are ongoing and the Company has not yet completed its testing of the internal process improvements made to date, there is no assurance that errors resulting from these improvements will not be found at a later date.

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 6.  EXHIBITS.

(a)  Exhibit Index.
     -------------

         10.1 Stock Purchase Agreement, dated as of September 7, 2005, by and among Verint Systems Inc., MultiVision Holdings Limited, and MultiVision Intelligent Surveillance Limited

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                VERINT SYSTEMS INC.

Dated:  December 12, 2005       By:   /s/ Dan Bodner
                                      ------------------------------------------
                                      Dan Bodner
                                      President and Chief Executive Officer
                                      Principal Executive Officer

Dated:  December 12, 2005       By:   /s/ Igal Nissim
                                      ------------------------------------------
                                      Igal Nissim
                                      Vice President and Chief Financial Officer
                                      Principal Financial Officer