Form 10-Q/A
period 2005-10-31
VERINT SYSTEMS INC
filed 2005-12-12
CIK 1166388

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

EXPLANATORY NOTE

           This Form 10-Q/A is being filed solely to correct an error in the Condensed Consolidated Statements of Cash Flows of Verint Systems Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 31, 2005, filed with the Securities and Exchange Commission on December 12, 2005, caused by a clerical mistake. Accordingly, we are amending and restating this document in its entirety. In addition, in connection with the filing of this amendment, we are including as exhibits certain required currently dated certifications of our Chief Executive Officer and Chief Financial Officer. No other changes are being made by means of this filing.


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

                      VERINT SYSTEMS INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                                       OCTOBER 31,
                                                                                  2004            2005
                                                                                  ----            ----
Cash flows from operating activities:
Net income                                                                    $  12,365       $  20,978
Adjustment to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                                  9,258          11,845
   In process research and development                                            3,154               -
   Other, net                                                                     2,531           2,007

Changes in operating assets and liabilities:
   Accounts receivable                                                           (9,007)         (9,777)
   Inventories                                                                     (623)         (4,897)
   Prepaid expenses and other current assets                                     (2,148)         (1,226)
   Accounts payable and accrued expenses                                         13,808          21,260
   Advance payments from customers                                                9,147          (2,066)
   Other, net                                                                       758           2,289
                                                                              ----------      ----------
Net cash provided by operating activities                                        39,243          40,413
                                                                              ----------      ----------

Cash flows from investing activities:
   Acquisitions, net of cash acquired                                           (45,389)        (11,533)
   Purchases of property and equipment                                           (5,135)         (8,073)
   Proceeds from sale of property and equipment                                       -             322
   Capitalization of software development costs                                  (3,163)         (2,988)
   Increase in short-term investments and bank time deposits, net               (12,000)        (13,269)
   Other                                                                              -            (386)
                                                                              ----------      ----------
Net cash used in investing activities                                           (65,687)        (35,927)
                                                                              ----------      ----------

Cash flows from financing activities:
   Borrowing/(Repayment) of bank loans                                              489            (574)
   Proceeds from issuance of common stock in connection with exercise of
     stock options and employee stock purchase plan                              11,034           9,023
                                                                              ----------      ----------
Net cash provided by financing activities                                        11,523           8,449
                                                                              ----------      ----------

Net increase (decrease) in cash and cash equivalents                            (14,921)         12,935
Cash and cash equivalents, beginning of period                                   77,516          45,100
                                                                              ----------      ----------
Cash and cash equivalents, end of period                                      $  62,595       $  58,035
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