Form 10-K
period 2008-01-31
VERINT SYSTEMS INC
filed 2010-03-17
CIK 1166388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended January 31, 2008
Commission File Number 000-49790
VERINT SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3200514
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
330 South Service Road, Melville, New York 11747
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (631) 962-9600
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value per share
Title of class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the Pink OTC Markets Inc. on the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2009) was approximately $164,219,172.
There were 32,529,594 shares of the registrant’s common stock outstanding on February 28, 2010.

Cautionary Note on Forward-Looking Statements	iii

Explanatory Note	v

PART I	1

Item 1. Business	1

Item 1a. Risk Factors	19

Item 1b. Unresolved Staff Comments	46

Item 2. Properties	46

Item 3. Legal Proceedings	48

Item 4. Submission of Matters to a Vote of Security Holders	53

PART II	54

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	54

Item 6. Selected Financial Data	60

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	66

Item 7a. Quantitative and Qualitative Disclosures about Market Risk	130

Item 8. Financial Statements and Supplementary Data	134

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	134

Item 9a. Controls and Procedures	134

Item 9b. Other Information	148

PART III	149

Item 10. Directors, Executive Officers, and Corporate Governance	149

Item 11. Executive Compensation	157

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	206

Item 13. Certain Relationships and Related Transactions, and Director Independence	211

Item 14. Principal Accounting Fees and Services	216

PART IV	218

Item 15. Exhibits, Financial Statement Schedules	218

Exhibit 3.3
Exhibit 4.2
Exhibit 10.4
Exhibit 10.5
Exhibit 10.8
Exhibit 10.9
Exhibit 10.11
Exhibit 10.15
Exhibit 10.16
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 10.23
Exhibit 10.24
Exhibit 10.25
Exhibit 10.33
Exhibit 10.34
Exhibit 10.35
Exhibit 10.36
Exhibit 10.37
Exhibit 10.38
Exhibit 10.39
Exhibit 10.40
Exhibit 10.41
Exhibit 10.42
Exhibit 10.43
Exhibit 21.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Cautionary Note on Forward-Looking Statements
Certain statements discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurances that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results or performance to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, and other factors that could cause our actual results to differ materially from our forward-looking statements include, among others:
•	risks relating to the filing of our Securities and Exchange Commission (“SEC”) reports, including the occurrence of known contingencies or unforeseen events that could delay our plan for completion of our outstanding financial statements, management distraction, and significant expense;
•	risk associated with the SEC’s initiation of an administrative proceeding on March 3, 2010 to suspend or revoke the registration of our common stock under the Exchange Act due to our previous failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005;

•	risks that the delay in the filing of this report, our Annual Report on Form 10-K for the year ended January 31, 2009, and the Quarterly Reports for each of the quarters ended April 30, July 31, and October 31, 2009 may cause us to be delayed in the completion of the audit relating to, and timely filing of our Annual Report for, the year ended January 31, 2010, which may cause us to not be in compliance with the financial statement delivery requirements of our credit facility and result in an event of default thereunder;

•	risks related to the announcement by Standard & Poor’s (“S&P”) on January 29, 2010 that our credit rating had been placed on CreditWatch Developing, or that S&P or Moody’s could downgrade our credit ratings;
•	risks associated with being a consolidated, controlled subsidiary of Comverse Technology, Inc. (“Comverse”) and formerly part of Comverse’s consolidated tax group, including risk of any future impact on us resulting from Comverse’s special committee investigation and restatement or related effects, and risks related to our dependence on Comverse to provide us with accurate financial information, including with respect to stock-based compensation expense and net operating loss carryforwards (“NOLs”) for our financial statements;
•	uncertainty regarding the impact of general economic conditions, particularly in information technology spending, on our business;
•	risk that our financial results will cause us not to be compliant with the leverage ratio covenant under our credit facility;
•	risk that customers or partners delay or cancel orders or are unable to honor contractual commitments due to liquidity issues, challenges in their business, or otherwise;
•	risk that we will experience liquidity or working capital issues and related risk that financing sources will be unavailable to us on reasonable terms or at all;
•	uncertainty regarding the future impact on our business of our internal investigation, restatement, extended filing delay, and the SEC’s administrative proceeding, including customer, partner, employee, and investor concern and potential customer and partner transaction deferrals or losses;
•	risks relating to the remediation or inability to adequately remediate internal control weaknesses and to the proper application of highly complex accounting rules and pronouncements in order to produce accurate SEC reports on a timely basis;

•	risks relating to our implementation and maintenance of adequate systems and internal controls for our current and future operations and reporting needs;
•	risk of possible future restatements if the special processes being used to prepare the financial statements contained in this report or the regular recurring processes that will be used to produce future SEC reports are inadequate;
•	risk associated with current or future regulatory actions or private litigations relating to our internal investigation, restatement, or delay in timely making required SEC filings;
•	risk that we will be unable to re-list our common stock on a national securities exchange and maintain such listing;
•	risks associated with Comverse controlling our board of directors and a majority of our common stock (and therefore the results of any significant stockholder vote);
•	risks associated with significant leverage resulting from our current debt position;
•	risks due to aggressive competition in all of our markets, including with respect to maintaining margins and sufficient levels of investment in the business and with respect to introducing quality products which achieve market acceptance;
•	risks created by continued consolidation of competitors or introduction of large competitors in our markets with greater resources than us;
•	risks associated with significant foreign and international operations, including exposure to fluctuations in exchange rates;
•	risks associated with complex and changing local and foreign regulatory environments;
•	risks associated with our ability to recruit and retain qualified personnel in all geographies in which we operate;
•	challenges in accurately forecasting revenue and expenses;
•	risks associated with acquisitions and related system integrations;

•	risks relating to our ability to improve our infrastructure to support growth;
•	risks that our intellectual property rights may not be adequate to protect our business or that others may make claims on our intellectual property or claim infringement on their intellectual property rights;
•	risks associated with a significant amount of our business coming from domestic and foreign government customers;
•	risk that we improperly handle sensitive or confidential information or perception of such mishandling;
•	risks associated with dependence on a limited number of suppliers for certain components of our products;
•	risk that we are unable to maintain and enhance relationships with key resellers, partners, and systems integrators; and
•	risk that use of our NOLs or other tax benefits may be restricted or eliminated in the future.
These risks and uncertainties, as well as other factors, are discussed in greater detail in “Risk Factors” under Item 1A of this report. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the filing date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.
Explanatory Note
General. This is the first periodic report of Verint Systems Inc. (together with its consolidated subsidiaries, “Verint”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covering periods after October 31, 2005. Readers should be aware that several aspects of this report differ from other annual reports. First, this report is for each of the years ended January 31, 2008, January 31, 2007, and January 31, 2006, in lieu of filing separate reports for each of those years. Second, because of the amount of time that has passed since our last periodic report was filed with the SEC and the significant changes we have made to our business in the interim (including the acquisition of Witness Systems, Inc. (“Witness”) in May 2007), the information relating to our business and related matters is focused on our more recent periods and also includes certain information for periods after January 31, 2008. Finally, in this report, we are restating certain items and making other corrective adjustments to certain of our previously filed historical financial statements and related information resulting from the accounting reviews and internal investigation referenced below. We intend to file, as soon as practicable, our Annual Report on Form 10-K for the year ended January 31, 2009 and our Quarterly Reports on Form 10-Q for each of the quarters ended April 30, 2009, July 31, 2009, and October 31, 2009.

v

We have not amended and do not intend to amend any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements or corrections of our financial statements. Instead, we are only restating and correcting the selected financial data for the years ended January 31, 2005 and January 31, 2004 that are included in this report in “Selected Financial Data” under Item 6. Accordingly, as disclosed in our Current Reports on Form 8-K dated November 5, 2007 and April 17, 2006, the consolidated financial statements and related financial information contained in previously filed financial reports, including all financial information furnished on Form 8-K and any related reports of our independent registered public accounting firm, should no longer be relied upon. We also do not intend to file the Current Reports on Form 8-K/A in respect of the acquisitions of Witness and the networked video security business of MultiVision Intelligent Surveillance Limited. We also do not intend to file the Quarterly Reports for any of the quarters for the years ended January 31, 2007 and January 31, 2008, although we have included certain quarterly disclosures for those quarters in this report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Selected Quarterly Results of Operations” under Item 7. We intend to include similar disclosures for the 2008 quarterly periods in the Annual Report on Form 10-K for the year ended January 31, 2009 that we will file as soon as practicable after the date of this report. This Annual Report on Form 10-K supersedes the information provided in our Current Report on Form 8-K filed on February 3, 2010, including the preliminary unaudited financial information and the notes thereto included as Exhibit 99.2 in such Form 8-K.
Background of the Restatement and Extended Filing Delay. This report has been delayed due to various accounting reviews and an internal investigation, together with the resulting restatement of our previously filed financial statements described in this report. We were initially delayed in the filing of our periodic reports as a result of an investigation by our majority stockholder, Comverse, of its improper stock option grant practices because we were dependent upon Comverse to provide us with certain information regarding our stock-based compensation expenses relating to grants of Comverse stock options made to our employees prior to our initial public offering (“IPO”). Following the initiation of the Comverse investigation, we internally reviewed our own stock option grant practices to determine whether the actual dates of measurement for any stock options granted by us following our IPO differed from the recorded dates. In this report, we refer to our own stock option grant review (which did not result in any adjustments) and the adjustments to stock based compensation expenses relating to Comverse stock option grants (and related tax expenses) as “Phase I”.
Our periodic reporting was further delayed after Comverse subsequently expanded its investigation into certain non-option related accounting matters, including possible revenue recognition errors, errors in recording of certain deferred tax assets, expense misclassification, misuse of accounting reserves, and understatement of backlog. As a result of this expansion of the Comverse investigation, our audit committee initiated its own internal investigation into certain of these non-option accounting issues, including accounting reserves, income statement expense classification and certain revenue recognition practices. In this report, we refer to our internal investigation and adjustments relating to this investigation as “Phase II”.

Separate and distinct from the Phase I review and the Phase II investigation, we also undertook a review of our accounting treatment for revenue recognition under complex contractual arrangements pursuant to the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), and related accounting guidance. In this report, we refer to this review and related adjustments as the “VSOE/revenue recognition review”.
All of the foregoing accounting reviews and the independent investigation have been completed, including with respect to the periods covered by this report and the results have been reported to our board of directors.
Additionally, we were delayed in filing our periodic reports due to an unexpected recent change in the allocation of NOLs to us by Comverse for the year ended January 31, 2003 and earlier years (i.e., prior to our IPO).
Summary of Findings of the Reviews and the Internal Investigation. In connection with the Phase I review, the Phase II investigation, and the VSOE/revenue recognition review, our management and audit committee made certain findings, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investigation and Restatement” under Item 7. A summary of the key findings is below:
•	Phase I – No evidence of any differences between the actual dates of measurement and the recorded dates of measurement with respect to Verint stock option grants was discovered during the course of our management review. Although it was not the focus of the Phase II investigation, our audit committee subsequently uncovered no evidence of improper stock option backdating. As described below, Phase I adjustments consist of tax related adjustments resulting from errors in Comverse’s stock-based compensation accounting and additional stock-based compensation expense related to Comverse’s grant of its options to our employees.
•	Phase II – Our audit committee found that prior to the year ended January 31, 2003, accounting reserves were intentionally overstated. In addition, our audit committee found this practice of overstating reserves was not systemic within Verint but rather was done on an ad hoc basis by a small number of employees, including our former Chief Financial Officer and certain other former employees who directly or indirectly reported to him. Following the recommendation of our audit committee, we terminated our relationship with our former Chief Financial Officer and these other employees. Moreover, although this practice of overstating reserves (and the subsequent release of these overstated reserves) necessarily had an impact on our published earnings, our audit committee found no evidence that the purpose of the individuals involved in overstating reserves was to cause any particular effect on earnings. Rather, our audit committee found that the apparent intent of these individuals in overstating reserves was to build a conservative reserve to protect against unanticipated future expenses or erroneous judgments. Our audit committee also concluded that the overstated reserves had resulted in large measure from a simple lack of rigorous and diligent accounting. Our audit committee found no evidence indicating that reserves were intentionally overstated in any period subsequent to the year ended January 31, 2003.

•	VSOE/revenue recognition review – We found that the requirement to prepare contemporaneous documentation analyzing and supporting the adoption of SOP 97-2 was not adequately performed, that we had prepared limited documentation analyzing our initial and ongoing compliance with SOP 97-2, that we had not appropriately determined whether VSOE of fair value (as defined below) existed for undelivered elements, and that other errors had been made in the recognition of revenue and cost of revenue related to many of our contracts.
Summary of Financial Statements and Restatement Adjustments. As noted above, this report includes audited consolidated financial statements with respect to the years ended January 31, 2008, 2007, and 2006, none of which have been previously filed by us with the SEC. Additionally, we have included in “Selected Financial Data” under Item 6 unaudited and restated financial information with respect to certain items for each of the years ended January 31, 2005 and 2004. As described more fully in this report, certain restatement adjustments affecting periods prior to the year ended January 31, 2004 have been reflected as an adjustment to the opening balance of retained earnings as of February 1, 2003. As set forth in the table below, with respect to Phase I, we are also providing a reconciliation covering all affected periods by year, going back to the year ended January 31, 1991.
The restatements and corrections of our consolidated financial statements included in this report reflect:
•	additional stock-based compensation expense relating to grants by Comverse of options to acquire Comverse common stock granted to our employees during the period from the year ended January 31,1991 through our May 2002 IPO, during which time we were a wholly-owned subsidiary of Comverse;
•	tax-related adjustments resulting from errors in Comverse’s stock-based compensation accounting;
•	the correction of certain misstated reserves for periods through October 31, 2005;
•	the reclassification of royalty and license fees from either selling, general and administrative expense or research and development expense to cost of revenues for periods prior to the year ended January 31, 2003; and
•	corrections relating to revenue recognition (including correction of errors in determining vendor specific objective evidence of fair value, or “VSOE”) under SOP 97-2, and associated corrections to cost of revenue, deferred revenue, and deferred cost of revenue, for periods from February 1, 2000 through October 31, 2005.

The following table summarizes the adjustments to our historical financial statements resulting from the restatement. As no financial statements for periods subsequent to the three months ended October 31, 2005 have previously been filed by us as a result of the various accounting reviews, there are no adjustments or restatements for those periods.

	Impact of Restatement
		Cost of	Phase I	Phase II	Other	Total	Income Tax	Total
	Revenue	Revenue	Adjustments	Adjustments	Adjustments	Adjustments,	Effect of All	Adjustments,
(in thousands)	(1)	(2)	(3)	(4)	(5)	Before Taxes	Adjustments	Net of Taxes
	Increase (Decrease) to Earnings
Period:
Cumulative effect on February 1, 2003 opening retained earnings	$(145,176)	$54,479	$(18,135)	$4,376	$1,064	$(103,392)	$2,197	$(101,195)
Year ended January 31, 2004	(20,873)	10,421	(111)	(2,170)	1,235	(11,498)	(4,164)	(15,662)
Year ended January 31, 2005	(37,422)	7,234	(57)	(1,486)	(353)	(32,084)	32,039	(45)

Cumulative effect on February 1, 2005 opening retained earnings	(203,471)	72,134	(18,303)	720	1,946	(146,974)	30,072	(116,902)
Nine month period ended October 31, 2005	(36,722)	11,611	(28)	99	626	(24,414)	2,736	(21,678)

Total adjustments	$(240,193)	$83,745	$(18,331)	$819	$2,572	$(171,388)	$32,808	$(138,580)

(1)	Because they do not affect our reported income (loss) before income tax and noncontrolling interest or net income (loss) in any period, these restatement adjustments do not reflect the impact of certain transactions now reported on a gross rather than net basis of accounting.

(2)	Includes cost of revenue as well as certain operating costs that vary directly with revenue. These adjustments do not reflect the impact of certain transactions now reported on a gross rather than net basis of accounting.

(3)	Includes impact of errors identified in the Phase I review. Further details of these adjustments by year are presented in the table below.

(4)	Includes impact of errors identified in the Phase II investigation, primarily relating to impacts to reserves, as well as certain revenue recognition matters unrelated to our VSOE/revenue recognition review and account classifications.

(5)	Includes adjustments to correct misstatements identified during our restatement process that were not related to historical stock option practices, reserves, or revenue recognition.
As indicated in the above table, we have restated our reported revenue so that $240 million of revenue that was previously reported through October 31, 2005 has been deferred into subsequent periods. Below is an illustration of when the revenue recognition criteria will be met and therefore how revenue deferred in the restatement is expected to be recognized, other than the impact of foreign currency exchange rates on certain revenue now reported and translated into U.S. Dollars in different accounting periods:
•	$26 million in the three-month period ended January 31, 2006;
•	$84 million in the year ended January 31, 2007;
•	$48 million in the year ended January 31, 2008;
•	$34 million in the year ended January 31, 2009;
•	$25 million in the year ended January 31, 2010;

•	$12 million in the year ending January 31, 2011; and
•	$11 million thereafter.
A breakdown of the adjustments by period relating to the Phase I review, to record stock-based compensation expense, is provided below.

Impact of Phase I Adjustments by Period
(in thousands)

Year ended January 31, 1991	$3
Year ended January 31, 1992	5
Year ended January 31, 1993	94
Year ended January 31, 1994	34
Year ended January 31, 1995	95
Year ended January 31, 1996	171
Year ended January 31, 1997	184
Year ended January 31, 1998	15
Year ended January 31, 1999	393
Year ended January 31, 2000	2,147
Year ended January 31, 2001	5,829
Year ended January 31, 2002	3,881
Year ended January 31, 2003	5,284

Cumulative effect on February 1, 2003 opening retained earnings	18,135
Year ended January 31, 2004	111
Year ended January 31, 2005	57

Cumulative effect on February 1, 2005 opening retained earnings	18,303
Nine-month period ended October 31, 2005	28

Total Adjustments	$18,331

x

For a detailed explanation of the impact of the restatements and corrections to certain of our historical financial information for the year ended January 31, 2005 and the year ended January 31, 2004, see “Selected Financial Data” under Item 6. For a detailed discussion of the circumstances giving rise to the delays in filing our periodic reports for periods following the quarter ended October 31, 2005 and for additional information regarding the reviews and the internal investigation, the findings of the reviews and the internal investigation, the accounting errors identified and the related adjustments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investigation and Restatement” under Item 7 and Note 2, “Correction of Errors in Previously Issued Consolidated Financial Statements” to the consolidated financial statements included in Item 15. For a full description of the material weaknesses in our internal controls over financial reporting identified by management as a result of the reviews and the internal investigation as well as management’s remediation efforts as of the filing date of this report, see “Controls and Procedures” under Item 9A.
Remedial Efforts. As a result of the Phase I review, the Phase II investigation, the VSOE/revenue recognition review, and our internal controls testing, we have identified the material weaknesses set forth in “Controls and Procedures” under Item 9A and have implemented several remedial measures relating to corporate governance, training, ethics and corporate culture, internal controls and compliance. Such measures include:
•	establishing an Internal Audit Department, which reports directly to our audit committee;
•	updating our Employee Code of Business Conduct and Ethics and implementing a new Finance and Accounting Code of Conduct that serves as a set of guiding principles emphasizing our commitment to integrity in financial and accounting reporting, as well as transparency and robust and complete communications with, and disclosures to, internal and external auditors;
•	revising and enhancing our revenue recognition policies and controls, including
•	appointing a VP Finance and Global Revenue Controller and Regional Revenue Controllers, and establishing a centralized revenue recognition department to address complex revenue recognition matters and to provide oversight and guidance on the design of controls and processes to enhance and standardize revenue recognition accounting application; and
•	designing and implementing enhanced information technology systems and user applications, including a broader and more sophisticated implementation of our Enterprise Resource Planning system;
•	engaging external subject matter experts to assist in developing, implementing, and/or enhancing accounting and finance-related policies and procedures, including
•	advising on the accounting for and disclosure of stock-based compensation matters;
•	assisting in developing and implementing a formal remediation plan; and
•	assisting in developing, implementing and/or enhancing revenue recognition, account reconciliations, journal entry review/approval procedures, end-user computing, fixed assets, and reserve and accrual analyses;

•	revising our policies and procedures regarding the manner in which transactions are to be documented, the level of support required for documenting management’s judgments and related document retention procedures, including
•	implementing a record retention program to centralize global finance documentation in a standard repository;
•	engaging external subject matter experts with specialized international and consolidated income tax knowledge to assist in creating, implementing, and documenting a consolidated tax process; and
•	expanding our accounting policy and controls organization by creating and filling new positions with qualified accounting and finance personnel including a new Chief Financial Officer, a new Senior Vice President Finance and Corporate Controller, and a Vice President of Global Accounting as well as creating the position of Chief Compliance Officer.
Other Information. As a result of the delay in filing our periodic reports with the SEC, we were unable to comply with the listing standards of NASDAQ and our common stock was suspended from trading effective February 1, 2007 and formally de-listed effective June 4, 2007.
In connection with our Phase I review and the internal investigation, on April 9, 2008, as we previously reported, we received a “Wells Notice” from the staff of the SEC arising from the staff’s investigation of our past stock option grant practices and certain unrelated accounting matters. These accounting matters were also the subject of our internal investigation. On March 3, 2010, the SEC filed a settled enforcement action against us in the United States District Court for the Eastern District of New York relating to certain of our accounting reserve practices. Without admitting or denying the allegations in the SEC’s Complaint, we consented to the issuance of a Final Judgment permanently enjoining us from violating Section 17(a) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder. The settled SEC action did not require us to pay any monetary penalty and sought no relief beyond the entry of a permanent injunction. The SEC’s related press release noted that, in accepting the settlement offer, the SEC considered our remediation and cooperation in the SEC’s investigation. The settlement was approved by the United States District Court for the Eastern District of New York on March 9, 2010.
On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file our periodic reports under the Exchange Act. On March 3, 2010, the SEC issued an Order Instituting Proceedings (“OIP”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. We are currently evaluating the Section 12(j) OIP, including available procedural remedies and intend to defend against the possible suspension or revocation of the registration of our common stock.

PART I
Item 1. Business
As discussed under “Explanatory Note”, this report covers each of the years ended January 31, 2008, 2007, and 2006. As such, the information relating to our business and related matters set forth below includes information for each of those years. However, as a result of the gap in our public financial reporting and the significant changes we have made to our business in the interim, the information in this Item 1 focuses on our more recent periods and also includes certain updated information for periods after January 31, 2008.
Our Company
Verint® Systems Inc. is a global leader in Actionable Intelligence® solutions and value-added services. Our solutions enable organizations of all sizes to make timely and effective decisions to improve enterprise performance and make the world a safer place. More than 10,000 organizations in over 150 countries — including over 80% of the Fortune 100 — use Verint solutions to capture, distill, and analyze complex and underused information sources, such as voice, video, and unstructured text.
In the enterprise market, our workforce optimization solutions help organizations enhance customer service operations in contact centers, branches, and back-office environments to increase customer satisfaction, reduce operating costs, identify revenue opportunities, and improve profitability. In the security intelligence market, our video intelligence, public safety, and communications intelligence and investigative solutions are vital to government and commercial organizations in their efforts to protect people and property and neutralize terrorism and crime.
Headquartered in Melville, New York, we support our customers around the globe directly and with an extensive network of selling and support partners.
Actionable Intelligence Markets — Enterprise Workforce Optimization and Security Intelligence
We deliver our Actionable Intelligence solutions to the enterprise workforce optimization and security intelligence markets across a wide range of industries, including financial services, retail, healthcare, telecommunications, law enforcement, government, transportation, utilities, and critical infrastructure. Much of the information available to organizations in these industries is unstructured, residing in telephone conversations, video streams, Web pages, email, and other text communications. Our advanced Actionable Intelligence solutions enable our customers to collect and analyze large amounts of both structured and unstructured information in order to make better decisions.

In the enterprise workforce optimization market, demand for our Actionable Intelligence solutions is driven by organizations that seek to leverage unstructured information from customer interactions and other customer-related data in order to optimize the performance of their customer service operations, improve the customer experience, and enhance compliance. In the security intelligence market, demand for our Actionable Intelligence solutions is driven by organizations that seek to distill intelligence from a wide range of unstructured and structured information sources in order to detect, investigate, and neutralize security threats.
We have established leadership positions in both the enterprise workforce optimization and security intelligence markets by leveraging our core competency in developing highly scalable, enterprise-class applications with advanced, integrated analytics for both unstructured and structured information.
Company Background
We were incorporated in Delaware in February 1994 as a wholly-owned subsidiary of Comverse. Our initial focus was on the commercial call recording market, which at the time was transitioning from analog tape to digital recorders. In 1999, we expanded into the security market by combining with another division of Comverse focused on the communications interception market. In 2001, we further expanded our security offering into video security through a combination of our business with Loronix® Information Systems, Inc., which had been previously acquired by Comverse.
In May 2002, we completed our IPO, and, today, Comverse holds approximately a 67% ownership position in us (assuming conversion of all of our Series A Convertible Preferred Stock, par value $0.001 per share, (“preferred stock”) into common stock). Since our IPO, we have acquired a number of companies that have strengthened our position in both the enterprise workforce optimization and security intelligence markets. Our largest acquisition was of Witness in May 2007, which strengthened our leadership position in the enterprise workforce optimization market. For further information regarding the Witness and other recent acquisitions, see “— Recent Developments — Mergers and Acquisitions; Financings”.
We participate in the enterprise workforce optimization and security intelligence markets through three operating segments: Enterprise Workforce Optimization Solutions (“Workforce Optimization”), Video Intelligence Solutions™ (“Video Intelligence”), and Communications Intelligence and Investigative Solutions™ (“Communications Intelligence”), each of which is described in greater detail below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7. At the time of filing of our last annual report on Form 10-K, filed for the year ended January 31, 2005, we conducted our business in a single operating segment. As a result of developments relating to the management of our business subsequent to January 2005, during a portion of the period of our extended filing delay, we disclosed that our business operated in two segments. Following the May 25, 2007 acquisition of Witness and resulting changes in our business as a whole, we concluded that our business was conducted in three separate operating segments. All of the applicable financial information contained in this report for the years ended January 31, 2008, 2007, and 2006, is presented to reflect our three operating segments. Please see also Note 18, “Segment, Geographic, and Significant Customer Information” to the consolidated financial statements included in Item 15 for additional information and financial data about each of our operating segments and geographic regions.

Through our website at www.verint.com, we will make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as amendments to those reports filed or furnished by us pursuant to Section 13(a) or Section 15(d) of the Exchange Act free of charge, as soon as reasonably practicable after we file such materials with the SEC. Any documents that we file with the SEC can also be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information. Our filings are also available at the SEC’s website at www.sec.gov. Our website address set forth above is not intended to be an active link and information on our website is not incorporated in, and should not be construed to be a part of, this report.
The Enterprise Workforce Optimization Solutions Segment
We are a leading provider of enterprise workforce optimization software and services. Our solutions enable organizations to extract and analyze valuable information from customer interactions and related operational data in order to make more effective, proactive decisions for optimizing the performance of their customer service operations, improving the customer experience, and enhancing compliance. Marketed under the Impact 360® brand to contact centers, back offices, branch and remote offices, and public safety centers, these solutions comprise a unified suite of enterprise workforce optimization applications and services that include Internet Protocol (“IP”) and legacy Time-Division Multiplexing (“TDM”) voice recording and quality monitoring, speech and data analytics, workforce management, customer feedback, eLearning and coaching, performance management, and desktop productivity/application analysis. These applications can be deployed stand-alone or in an integrated fashion.
The Workforce Optimization Market and Trends
We believe that customer service is being viewed more strategically than in the past, particularly by organizations whose interactions with customers regarding sales and services take place primarily through contact centers. Consistent with this trend, we believe organizations seek solutions that enable them to strike a balance between driving sales, managing operating costs, and delivering the optimal customer experience.
In order to make better decisions to achieve these goals, we believe that organizations increasingly seek to leverage valuable data collected from customer interactions and associated operational activities. However, customer service solutions have traditionally been deployed in the contact center as stand-alone applications, which prevented information from being shared and analyzed across multiple/related applications. These solutions also lacked functionality for analyzing unstructured information, such as the content of phone calls and emails. As a result, organizations historically based their customer service-related business decisions on a fraction of the information available to them.

We believe that customer-centric organizations today seek unified, innovative enterprise workforce optimization solutions delivered by a single vendor to better manage customer service operations across the enterprise. We believe that the key business and technology trends driving demand for workforce optimization solutions include:
Integration of Workforce Optimization Applications
We believe that organizations increasingly seek a unified enterprise workforce optimization suite that includes call recording and quality monitoring, speech and data analytics, workforce management, customer feedback, performance management, eLearning, and coaching, as well as pre-defined business integrations. Such a unified workforce optimization suite can provide business and financial benefits, create a foundation for continuous improvement through a closed loop feedback process, and improve collaboration among various functions throughout the enterprise. For example:
•	contact center managers can receive instant alerts when staff is out of adherence with standards, monitor and record interactions to determine the cause, and act quickly to correct the problem;
•	supervisors can assign and deliver electronic learning material to staff desktops based on training needs automatically identified from quality monitoring evaluation scores and performance management scorecard metrics, and then track courses taken and new skills acquired; and
•	using integrated speech analytics with quality monitoring, our solutions can categorize calls, allowing organizations to review the interactions that are most significant to the business and identify the underlying causes of customer service issues.
Additionally, by deploying an integrated workforce optimization suite with a single, unified graphical user interface and common database, enterprises can achieve lower cost of ownership, reduce hardware costs, simplify system administration, and streamline implementation and training. An integrated workforce optimization suite also enables enterprises to interact with a single vendor for sales and service and helps ensure seamless integration and update of all applications.
Greater Insight through Customer Interaction Analytics
We believe that enterprises are increasingly interested in deploying sophisticated customer interaction analytics, particularly speech, data, and customer feedback analytics, for gaining a better understanding of workforce performance, the customer experience, and the factors underlying business trends in order to improve the performance of their customer service operations. Although enterprises have recorded customer interactions for many years, most were able to extract intelligence only by manually listening to calls, which generally could be done for only a small percentage of all calls. Today, customer interaction analytics applications, such as speech and data analytics, have evolved to automatically analyze and categorize customer interactions in order to detect patterns and trends that significantly impact the business. Customer surveys included in a unified analytics suite help enterprises understand the effectiveness of their employees, products, and processes directly from the customer’s perspective. Together, these applications provide a new level of insight into such important areas as customer satisfaction, customer behavior, and staff effectiveness, including the underlying cause of business trends in these critical areas.

Adoption of Workforce Optimization Across the Enterprise
Workforce optimization solutions have traditionally been deployed in contact centers. However, many customer service employees work in other areas of the enterprise, such as the back office and branch and remote office locations. Today, we believe that certain enterprises show increased interest in deploying certain workforce optimization applications, such as staff scheduling and desktop activity management, outside the contact center to enable the same type of performance measurement that has historically been available in the contact center, with the goal of improving customer service and performance across the enterprise.
Migration to Voice over Internet Protocol (“VoIP”) Technologies
Many enterprises are replacing their contact centers’ legacy voice (TDM) infrastructures with VoIP telephony infrastructure. These upgrades typically require new deployments of enterprise workforce optimization solutions that are designed to support IP or hybrid TDM/IP environments.
Our Enterprise Workforce Optimization Solution Portfolio
We are a leader in the workforce optimization market with Impact 360, a comprehensive, unified portfolio of workforce optimization solutions. Our Workforce Optimization solutions are highly scalable and designed to be deployed by small to very large organizations in traditional contact centers and other areas of the enterprise, such as the back office, remote offices, and branches, as well as by public safety centers. Our solutions are generally implemented in industries that have significant customer service operations, such as insurance, banking and brokerage, telecommunications, media, retail, public safety, and hospitality.
The following table summarizes our portfolio of Workforce Optimization solutions.

Solution	Description
Quality Monitoring	Records multimedia interactions based on user-defined business rules and provides sophisticated interaction assessment functionality, including intelligent evaluation forms and automatic delivery of calls for evaluation according to quotas or contact-related criteria, to help enterprises evaluate and improve the performance of customer service staff.
Full-Time and Compliance Recording	Provides contact center recording for compliance, sales verification, and monitoring in IP, traditional TDM, and mixed telephony environments. Includes encryption capabilities to help support the Payment Card Industry Data Security Standard and other regulatory requirements for protecting sensitive data.

Solution	Description
Workforce Management	Helps enterprises forecast staffing requirements, deploy the appropriate level of resources, and evaluate the productivity of their customer service staff. Also includes optional strategic planning capabilities to help determine optimal hiring plans.
Customer Interaction Analytics (Speech, Data, and Customer Feedback)	Our speech analytics analyze call content for the purpose of proactively identifying business trends, building effective cost containment and customer service strategies, and enhancing quality monitoring programs.

Our data analytics apply our data mining technology to call-related information (metadata) and call content, as well as to productivity, quality, and customer experience metrics, to help enterprises identify hidden service and quality issues, determine the causes, and correct them.

Our customer feedback analytics help enterprises efficiently survey customers via Interactive Voice Response (“IVR”), Web, or email in order to gather customer feedback on products, processes, agent performance, and customer satisfaction and loyalty.
Performance Management	Provides a comprehensive view of key performance indicators (“KPIs”), with performance scorecards and reports on customer interactions, customer experience trends, and contact center, back office, branch, remote office, and customer service staff performance.
eLearning and Coaching	Enables enterprises to deliver Web-based training to customer service staff desktops, including learning clips created from recordings and other customized materials targeted to staff needs and competencies.
Desktop Activity Management	Captures information from customer service employee interactions with their desktop applications to provide insights into productivity, training issues, process adherence, and bottlenecks.
Workforce Optimization for Small-to-Medium Sized Businesses (“SMB”)	Designed for smaller companies (with contact centers), which increasingly face the same business requirements as their larger competitors. Enables companies of all sizes to boost productivity, reduce attrition, capture and evaluate interactions, and satisfy compliance and risk management requirements in a cost-effective way.
Public Safety	Includes quality monitoring, speech analytics, and full-time and compliance recording solutions under the brand Impact 360 for Public Safety Powered by Audiolog™. Our public safety solution allows first responders (police, fire departments, emergency medical services, etc.) in the Security Intelligence market to deploy workforce optimization solutions to record, manage, and act on incoming assistance requests and related data.

The Video Intelligence Solutions Segment
We are a leading provider of networked IP video solutions designed to optimize security and enhance operations. Our Video Intelligence Solutions portfolio includes IP video management software and services, edge devices for capturing, digitizing, and transmitting video over different types of wired and wireless networks, video analytics, and networked digital video recorders (“DVRs”). Marketed under the Nextiva® brand, this portfolio enables organizations to deploy an end-to-end IP video solution with analytics or evolve to IP video solutions without discarding their investments in analog Closed Circuit Television (“CCTV”) technology.
The Networked IP Video Market and Trends
We believe that terrorism, crime, and other security threats around the world are generating demand for advanced video security solutions that can help detect threats and prevent security breaches. We believe that organizations across a wide range of industries, including public transportation, utilities, ports and airports, government, education, finance, and retail, are interested in broader deployment of video solutions and more proactive use of existing video to increase the safety and security of their facilities, employees, and visitors, improve emergency response, and enhance their investigative capabilities.
Consistent with this trend, the video security market continues to experience a technology transition from relatively passive analog CCTV video systems, which use analog equipment and closed networks and generally provide only basic recording and viewing capabilities, to more sophisticated, proactive, network-based IP video that use video management software to efficiently collect, manage, and analyze large amounts of video over networks and feature analytics. We believe this transition from passive analog systems to network-based digital systems greatly improves the ability of organizations to quickly and efficiently detect security breaches and deliver video and data across the enterprise and to outside agencies in order to address security threats, improve operational efficiency, and comply with cost containment mandates.
While the security market is evolving to networked IP video solutions, many organizations have already made significant investments in analog technology. Our Nextiva solutions allow these organizations to cost effectively migrate to networked IP video without discarding their existing analog investments. Designed on an open platform, our solutions facilitate interoperability with our customers’ business and security systems and with complementary third-party products, such as cameras, video analytics, video management software, command and control systems, and access control systems.

Our Video Intelligence Solutions Portfolio
We are a leader in the networked video market with Nextiva, a comprehensive, end-to-end, networked IP video solution portfolio. The following table summarizes our portfolio of Video Intelligence Solutions.

Solution	Description
IP Video Management Software	Simplifies management of large volumes of video and geographically-dispersed video surveillance operations, with a suite of applications that includes automated system health monitoring, policy-based video distribution, networked video viewing, and investigation management. Designed for use with industry-standard servers and storage solutions and for inter-operability with other enterprise systems.
Edge Devices	Captures, digitizes, and transmits video across enterprise networks, providing many of the benefits of IP video while using existing analog CCTV investments. Includes IP cameras; bandwidth-efficient video encoders to convert analog images to IP video for transmission over IP networks; and wireless devices that perform both video encoding and wireless IP transmission, facilitating video surveillance in areas too difficult or expensive to wire.
Video Analytics	Analyzes video content to automatically detect anomalies and activities of interest, such as perimeter intrusion, unattended objects, camera tampering, and vehicles moving in the wrong direction. Also includes industry-specific analytics applications focused on the behavior of people in retail and other environments.
Networked DVRs	Performs networked digital video recording utilizing secure, embedded operating systems and market-specific data integrations for applications that require local storage, as well as remote networking.
Our Video Intelligence Solutions are deployed across a wide range of industries, including banking, retail, critical infrastructure, government, corporate campuses, education, airports, seaports, public transportation, and homeland security. Our video solutions include certain video analytics and data integrations specifically optimized for these industries. For example, our public transportation application includes global positioning system (“GPS”) integrations, our retail application includes point of sale integrations and retail traffic analytics, our banking application includes automated teller machine (“ATM”) integrations, and our critical infrastructure application includes video analytics for detecting suspicious events and command and control integrations.

The Communications Intelligence and Investigative Solutions Segment
We are a leading provider of Communications Intelligence and Investigative Solutions that help law enforcement, national security, intelligence, and other government agencies effectively detect, investigate, and neutralize criminal and terrorist threats. Our solutions are designed to handle massive amounts of unstructured and structured information from different sources, quickly make sense of complex scenarios, and generate evidence and intelligence. Our portfolio includes solutions for communications interception, service provider compliance, mobile location tracking, fusion and data management, financial crime investigation, web intelligence, integrated video monitoring, and tactical communications intelligence. These solutions can be deployed stand-alone or collectively, as part of a large-scale system to address the needs of large government agencies that require advanced, comprehensive solutions.
The Communications Intelligence and Investigative Solutions Market and Trends
We believe that terrorism, criminal activities, including financial fraud and drug trafficking, and other security threats, combined with an expanding range of communication and information media, are driving demand for innovative security solutions that collect, integrate, and analyze information from voice, video, and data communications, as well as from other sources, such as private and public databases. We believe the key trends driving demand for our Communications Intelligence and Investigative Solutions are:
Increasing Complexity of Communications Networks and Growing Network Traffic
Law enforcement and certain other government agencies are typically given the authority to intercept communication transmissions to and from specified targets for the purpose of generating evidence. National security and intelligence agencies intercept communications, often in massive volumes, for the purpose of generating intelligence and supporting investigations. We believe that these agencies are seeking technically advanced solutions to help them to keep pace with increasingly complex communications networks and the growing amount of network traffic.
Growing Demand for Advanced Intelligence and Investigative Solutions
Investigations related to criminal and terrorist networks, drugs, financial crimes, and other illegal activities are highly complex and often involve collecting and analyzing information from multiple sources. We believe that law enforcement, national security, intelligence, and other government agencies are seeking advanced solutions that enable them to integrate and analyze information from multiple sources and collaborate more efficiently with various other agencies in order to unearth suspicious activity, optimize investigative workflows, and make investigations more effective.

Legal and Regulatory Compliance Requirements
In many countries, communications service providers are mandated by government regulation to satisfy certain technical requirements for delivering communication content and data to law enforcement and government authorities. For example, in the United States, requirements have been established under the Communications Assistance for Law Enforcement Act (“CALEA”). In Europe, similar requirements have been adopted by the European Telecommunications Standards Institute (“ETSI”). In addition, many law enforcement and government agencies around the world are mandated to ensure compliance of laws and regulations related to criminal activities, such as financial crime. We believe these laws and regulations are creating demand for our Communications Intelligence and Investigative Solutions.
Our Communications Intelligence and Investigative Solutions Portfolio
We are a leader in the market for communications intelligence and investigative solutions, which are marketed under the RELIANT™, VANTAGE®, STAR-GATE™, X-TRACT®, and ENGAGE™ brand names. The following table summarizes our portfolio of Communications Intelligence and Investigative solutions.

Solution	Description
Communications Interception	Enables the interception, monitoring, and analysis of information collected from a wide range of communications networks, including fixed and mobile networks, IP networks, and the Internet. Includes lawful interception solutions designed to intercept specific target communications pursuant to legal warrants and mass interception solutions for investigating and proactively addressing criminal and terrorist threats.
Communications Service Provider Compliance	Provides communication service providers with the ability to collect and deliver to government agencies specific call-related information in compliance with CALEA, ETSI, and other compliance regulations and standards. Includes a scalable warrant and subpoena management system for efficient, cost-effective administration of legal warrants across multiple networks and sites.
Mobile Location Tracking	Tracks the location of mobile network devices for intelligence and evidence gathering, with analytics and workflow designed to support investigative activities. Provides real-time tracking of multiple targets, real-time alerts, and investigative capabilities, such as geospatial fencing and events correlation.
Fusion and Investigation Management	Fuses data gathered from multiple database sources, with link analysis, adaptable investigative workflow, and analytics to improve investigation efficiency and productivity. Supports complex investigations that require expertise across various domains, involve multiple government agencies, and require significant resources and time.
Financial Crime Investigation	Helps law enforcement and government financial regulatory agencies investigate financial fraud, money laundering, and other financial crimes, as well as drug- and terror-related cases.

Solution	Description
Web Intelligence	Increases the productivity and efficiency of investigations in which the Internet is the prime source of information. Features advanced data collection, text analysis, data enrichment, advanced analytics, and a clearly defined investigative workflow on a scalable platform.
Integrated Video Monitoring	Enables the scalable collection, storage, and analysis of video captured by surveillance systems and its integration with other sources of information, such as intercepted communications or location tracking data.
Tactical Communications Intelligence	Provides portable communications interception and location tracking capabilities for local use or integration with centralized monitoring systems, to support tactical field operations.
Customer Services
We offer a range of customer services, including implementation, training, consulting, and maintenance, to help our customers maximize their return on investment in our solutions.
Implementation, Training and Consulting
Our solutions are implemented by our service organizations, authorized partners, resellers, or customers. Our implementation services include project management, system installation, and commissioning, including integrating our applications with our customers’ environments and third-party solutions. Our training programs are designed to enable our customers to effectively utilize our solutions and to certify our partners to sell, install, and support our solutions. Customer and partner training are provided at the customer site, at our training centers around the world, or remotely through webinars. Our consulting services are designed to enable our customers to maximize the value of our solutions in their own environments.
Maintenance Support
We offer a range of customer maintenance support programs to our customers and partners, including phone, Web, and email access to technical personnel up to 24 hours a day, 7 days a week. Our support programs are designed to ensure long-term, successful use of our solutions. We believe that customer support is critical to retaining and expanding our customer base. Our Workforce Optimization solutions are sold with a warranty of generally one year for hardware and 90 days for software. Our Video Intelligence solutions and Communications Intelligence solutions are sold with warranties that typically range from 90 days to 3 years, and in some cases longer. In addition, customers are typically provided the option to purchase maintenance plans that provide a range of services, such as telephone support, advanced replacement upgrades, and on-site repair or replacement. Currently, the majority of our maintenance revenue is related to our Workforce Optimization solutions.

Direct and Indirect Sales
We sell our solutions through our direct sales teams and indirect channels, including distributors, systems integrators, value-added resellers (“VAR”), and original equipment manufacturers (“OEM”) partners.
Each of our solutions is sold by trained, dedicated, regionally organized direct and indirect sales teams. Our direct sales teams are focused on large and mid-sized customers and, in many cases, co-sell with our other channels and sales agents. Our indirect sales teams are focused on developing and supporting relationships with our indirect channels, which provide us with broader market coverage, including access to their customer base, integration services, and presence in certain geographies and vertical markets. Our sales teams are supported by business consultants, solutions specialists, and pre-sales engineers who, during the sales process, determine customer requirements and develop technical responses to those requirements. While we sell directly and indirectly in all three of our segments, sales of our Video Intelligence solutions are primarily indirect, and sales of our Communications Intelligence solutions are primarily direct.
Customers
Our solutions are currently used by more than 10,000 organizations in over 150 countries. In the year ended January 31, 2008, we derived approximately 49%, 28%, and 23% of our revenue from the sales of our Workforce Optimization solutions, Video Intelligence solutions, and Communications Intelligence solutions, respectively. In the year ended January 31, 2007, we derived approximately 34%, 33%, and 33% of our revenue from the sales of our Workforce Optimization solutions, Video Intelligence solutions, and Communications Intelligence solutions, respectively. In the year ended January 31, 2006, we derived approximately 25%, 37%, and 38% of our revenue from the sales of our Enterprise Workforce Optimization solutions, Video Intelligence solutions, and Communications Intelligence solutions, respectively.
In the year ended January 31, 2008, we derived approximately 52%, 33%, and 15% of our revenue from sales to end users in the Americas; Europe, the Middle East, and Africa (“EMEA”); and the Asia Pacific Region (“APAC”), respectively. In the year ended January 31, 2007, we derived approximately 48%, 31%, and 21% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively. In the year ended January 31, 2006, we derived approximately 51%, 33%, and 16% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively.

None of our customers, including system integrators, VARs, various local, regional, and national governments worldwide, and OEM partners, individually accounted for more than 10% of our consolidated revenue in the years ended January 31, 2008, 2007, or 2006. Additionally, while none of our operating segments is dependent on a single or small number of customers, in some years, we have entered into contracts with customers in our Video Intelligence segment or our Communications Intelligence segment the loss of which could have a material adverse effect on the segment. See Note 18, “Segment, Geographic, and Significant Customer Information” to the consolidated financial statements included in Item 15. Some of the customer engagements on which we work require us to have the necessary security credentials or to participate in the project through an approved legal entity. For a more detailed discussion of the risks associated with our government customers, see “Risk Factors — We are dependent on contracts with governments around the world for a significant portion of our revenue. These contracts expose us to additional business risks and compliance obligations” under Item 1A and “Risk Factors — U.S. and foreign governments could refuse to buy our Communications Intelligence solutions or could deactivate our security clearances in their countries thereby restricting or eliminating our ability to sell these solutions in those countries and perhaps other countries influenced by such a decision” under Item 1A.
Research and Development
We continue to enhance the features and performance of our existing solutions and to introduce new solutions through extensive research and development activities, including the development of new solutions, the addition of capabilities to existing solutions, quality assurance, and advanced technical support for our customer services organization. In certain instances, we customize our products to meet the particular requirements of our customers. Research and development is performed primarily in the United States, United Kingdom, and Israel for our Workforce Optimization segment; primarily in the United States, Canada, and Israel for our Video Intelligence segment; and primarily in Israel, with separate and independent research and development activities in Germany, for our Communications Intelligence segment.
We believe that our future success depends on a number of factors, which include our ability to:
•	identify and respond to emerging technological trends in our target markets;
•	develop and maintain competitive solutions that meet our customers’ changing needs;
•	enhance our existing products by adding features and functionality to meet specific customer needs or differentiate our products from those of our competitors; and
•	attract, recruit, and retain highly skilled and experienced employees.
To support these efforts, we make significant investments in research and development every year. In the years ended January 31, 2008, 2007, and 2006, we spent approximately $87.7 million, $53.0 million, and $34.9 million, respectively, on research and development, net. We allocate our research and development resources in response to market research and customer demand for additional features and solutions. Our development strategy involves rolling out initial releases of our products and adding features over time. We incorporate product feedback received from our customers into our product development process. While the majority of our products are developed internally, in some cases, we also acquire or license technologies, products, and applications from third parties based on timing and cost considerations.

As noted above, a significant portion of our research and development operations is located outside the United States. Historically, we have also derived substantial benefits from participation in certain government-sponsored programs, including the Office of the Chief Scientist (“OCS”) of Israel and certain research and development programs in Canada, for the support of research and development activities conducted in those countries. The Israeli law under which these OCS grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel without permission from the OCS. See “Risk Factors - Research and development and tax benefits we receive in Israel may be reduced or eliminated in the future and our receipt of these benefits subjects us to certain restrictions” and “Risk Factors - Because we have significant foreign operations, we are subject to geopolitical and other risks that could materially adversely affect our business” under Item 1A for a discussion of these and other risks associated with our foreign operations.
Manufacturing and Suppliers
Our manufacturing and assembly operations are performed in our United States and Israeli facilities for our Workforce Optimization solutions; in our United States, Israeli and Canadian facilities for our Video Intelligence Solutions; and in our German and Israeli facilities for our Communications Intelligence and Investigative Solutions. These operations consist of installing our software on externally purchased hardware components, final assembly, and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies, and systems. We also manufacture certain hardware units and perform system integration functions prior to shipping turnkey solutions to our customers. We rely on several unaffiliated subcontractors for the supply of specific proprietary components and assemblies that are incorporated in our products, as well as for certain operations activities that we outsource. Although we have occasionally experienced delays and shortages in the supply of proprietary components in the past, we have, to date, been able to obtain adequate supplies of all components in a timely manner from alternative sources, when necessary. See “Risk Factors — For certain products and components, we rely on a limited number of suppliers and manufacturers and we may not be able to obtain substitute suppliers or manufacturers on terms that are as favorable as those we have now or at all if these relationships are interrupted” under Item 1A for a discussion of risks associated with our manufacturing operations and suppliers.
Employees
As of January 31, 2010, we employed approximately 2,500 people, including part-time employees and certain contractors. Approximately 46%, 38%, 10%, and 6% of our employees are located in the Americas, Israel, Europe, and APAC, respectively.
We consider our relationship with our employees to be good and a critical factor in our success. Our employees in the United States are not covered by any collective bargaining agreements. In some cases, our employees outside the United States are automatically subject to certain protections negotiated by organized labor in those countries directly with the government or are automatically entitled to severance or other benefits mandated under local laws. For example, while we are not a party to any collective bargaining or other agreement with any labor organization in Israel, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordinating Bureau of Economic Organizations (including the Manufacturers’ Association of Israel) are applicable to our Israeli employees by virtue of an expansion order of the Israeli Ministry of Industry, Trade and Labor.

Intellectual Property Rights
General
Our success depends to a significant degree on the legal protection of our software and other proprietary technology. We rely on a combination of patent, trade secret, copyright, and trademark laws and confidentiality and non-disclosure agreements with employees and third parties to establish and protect our proprietary rights.
Patents
As of February 28, 2010, we had more than 460 patents and patent applications worldwide. We have accumulated a significant amount of proprietary know-how and expertise in developing analytics solutions for enterprise workforce optimization and security intelligence products. We regularly review new areas of technology related to our businesses to determine whether they are patentable.
Licenses
Our licenses are designed to prohibit unauthorized use, copying, and disclosure of our software technology. When we license our software to customers, we require license agreements containing restrictions and confidentiality terms customary in the industry in order to protect our proprietary rights in the software. These agreements generally warrant that the software and propriety hardware will materially comply with written documentation and assert that we own or have sufficient rights in the software we distribute and have not violated the intellectual property rights of others. We license our products in a format that does not permit users to change the software code.
We license certain software, technology, and related rights for use in the manufacture and marketing of our products and pay royalties to third parties under such licenses and other agreements. We believe that our rights under such licenses and other agreements are sufficient for the manufacture and marketing of our products and, in the case of licenses, extend for periods at least equal to the estimated useful lives of the related technology and know-how.
Trademarks and Service Marks
We use various trademarks and service marks to protect the marks used in our business. We also claim common law protections for other marks we use in our business. Competitors and other companies could adopt similar marks or try to prevent us from using our marks, consequently impeding our ability to build brand identity and possibly leading to customer confusion. See “Risk Factors — Our intellectual property may not be adequately protected” under Item 1A for a more detailed discussion regarding the risks associated with the protection of our intellectual property.

Competition
We face strong competition in all of our markets, and we expect that competition will persist and intensify. In our Workforce Optimization segment, our competitors are Aspect Software, Inc., Autonomy Corp., Genesys Telecommunications, NICE Systems Ltd (“NICE”), and many smaller companies, which can vary across regions. In our Video Intelligence segment, our competitors include Dedicated Microcomputer Limited, Genetec Inc., March Networks Corporation, Milestone Systems A/S, NICE, and Pelco, Inc. (a division of Schneider Electric Limited); divisions of larger companies, including Bosch Security Systems, Cisco Systems, Inc., General Electric Company (which announced in November 2009 its intent to sell its fire-detection and security business to United Technologies Corp.), Honeywell International Inc., and many smaller companies, which can vary across regions. In our Communications Intelligence segment, our primary competitors are Aqsacom Inc., ETI, JSI Telecom, NICE, Pen-Link, Ltd., RCS S.R.L. a subsidiary of URMET S.p.A., Trovicor, SS8 Networks, Inc., Ultimaco (a division of Sophos, Plc), and many smaller companies, which can vary across regions. Some of our competitors have superior brand recognition and greater financial resources than we do, which may enable them to increase their market share at our expense. Furthermore, we expect that competition will increase as other established and emerging companies enter IP markets and as new products, services, and technologies are introduced.
In each of our operating segments, we believe we compete principally on the basis of:
•	product performance and functionality;
•	product quality and reliability;
•	breadth of product portfolio and interoperability;
•	global presence and high-quality customer service and support;
•	specific industry knowledge, vision, and experience; and
•	price.
We believe that our success depends primarily on our ability to provide technologically advanced and cost-effective solutions and services. We expect that competition will increase as other established and emerging companies enter our market and as new products, services, and technologies are introduced. In recent years, there has also been significant consolidation among our competitors, which has improved the competitive position of several of these companies and enabled new competitors to emerge in all of our markets. See “Risk Factors — Intense competition in our markets and competitors with greater resources than us may limit our market share, profitability, and growth” under Item 1A for a more detailed discussion of the competitive risks we face.

Export Regulations
We and our subsidiaries are subject to applicable export control regulations in countries from which we export goods and services, including the United States and Israel. These controls may apply by virtue of the country in which the products are located or by virtue of the origin of the content contained in the products. If the controls of a particular country apply, the level of control generally depends on the nature of the goods and services in question. For example, our Communications Intelligence solutions tend to be more highly controlled than our Workforce Optimization solutions. Certain countries, including the United States and Israel, have also imposed controls on products that contain encryption functionality, which covers many of our products. Where controls apply, the export of our products generally requires an export license or authorization (either on a per-product or per-transaction basis) or that the transaction qualify for a license exception or the equivalent, and may also be subject to corresponding reporting requirements.
Recent Developments
The following summarizes significant developments at Verint since October 31, 2005 (the date of our last periodic report), beyond our internal investigation, restatement, and audit-related items discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investigation and Restatement” under Item 7 and elsewhere in this report.
Mergers and Acquisitions; Financings
On January 9, 2006, we acquired the networked video security business of Hong Kong-based MultiVision Intelligent Surveillance Limited (“MultiVision”) as part of our plan to expand the footprint of our video business in the APAC region. We paid approximately $48.9 million in cash for MultiVision.
On February 6, 2006, we acquired all of the outstanding shares of CM Insight Limited (“CM Insight”), a U.K.-based, privately held customer management solution provider that helps enterprises enhance their customer experience and improve the quality and performance of their contact center operations. We paid approximately $6.6 million in cash for CM Insight. In addition, the selling shareholders of CM Insight were entitled to receive earn-out payments over two years based on certain performance targets. For the 12-month period ended February 6, 2007, the selling shareholders of CM Insight earned the maximum earn-out payment available for such period of £2.0 million, or approximately $3.9 million at then-current exchange rates. As the applicable performance targets for the 12-month period ended February 6, 2008 were not achieved, no earn-out payments were made for such period.
On July 14, 2006, we acquired all of the outstanding shares of Mercom Systems Inc. (“Mercom”), a privately held provider of interaction recording and performance evaluation solutions for small-to-midsize contact centers and public safety centers. The purchase price consisted of $35.0 million in cash at closing, $0.7 million of direct transaction costs, and potential additional cash earn-out payments. As of January 31, 2008, the end of the earn-out period, the former shareholders had earned and been paid approximately $3.7 million of the potential earn-out.

On February 1, 2007, we completed the acquisition of ViewLinks Euclipse Ltd., an Israeli-based, privately-held provider of data mining and link analysis software solutions. The aggregate purchase price was $7.4 million in cash.
On May 25, 2007, we completed the acquisition of Witness. Under the terms of the merger agreement, each outstanding share of Witness common stock was converted into the right to receive $27.50 in cash, less applicable withholding taxes, if any. In addition, upon consummation of the merger, outstanding vested options to purchase Witness common stock were converted into a right to receive a cash payment, and unvested options to purchase Witness common stock were assumed by us and converted into options to purchase our common stock. The aggregate merger consideration paid to consummate the transaction, including the fair value of Witness stock options exchanged for Verint options, was approximately $944.3 million, net of cash acquired, $650.0 million of which was financed by proceeds of a term loan and a new credit agreement entered into by us in connection with the transaction, and $293.0 million of which was financed with proceeds from the issuance of our preferred stock to Comverse and from available cash balances.
On February 4, 2010, our wholly-owned subsidiary, Verint Americas Inc., acquired all of the outstanding shares of Iontas Limited (“Iontas”), a privately held provider of desktop analytics solutions. Prior to this acquisition, we licensed certain technology from Iontas, whose solutions measure application usage and analyze workflows to help improve staff performance in contact center, branch and back-office operations environments. We acquired Iontas for approximately $15.2 million in cash (net of cash acquired) and potential additional earn-out payments of up to $3.8 million, tied to certain targets being achieved over the next two years. The initial purchase price allocation for this acquisition is not yet available, as we have not completed the appraisals necessary to assess the fair values of the tangible and identified intangible assets acquired and liabilities assumed, the assets and liabilities arising from contingencies (if any), and the amount of goodwill to be recognized as of the acquisition date.
For the years ended January 31, 2007 and 2008, we recorded non-cash impairment charges related to certain of these acquisitions. For more information regarding these impairment charges, see Note 6, “Intangible Assets and Goodwill” to the consolidated financial statements included in Item 15. For more information about the integration risks associated with the foregoing acquisitions and the requirements of our credit facility, see “Risk Factors — We have incurred significant indebtedness as a result of the acquisition of Witness, which makes us highly leveraged, subjects us to restrictive covenants, and could adversely affect our operations” under Item 1A and “Risk Factors — Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments” under Item 1A.
OCS Royalty Settlement
On July 31, 2006, we entered into a settlement agreement with the OCS, pursuant to which we exited a royalty-bearing program and the OCS agreed to accept a lump sum payment of approximately $36.0 million. Prior to the settlement, we had accrued approximately $16.8 million of royalties and related interest due under the original terms of the program through charges to cost of revenue in the corresponding periods of the related revenue, net of previous royalty payments. We recorded a charge of approximately $19.2 million to cost of revenue in the second quarter of the year ended January 31, 2007 for the remaining amount of the lump sum settlement in excess of amounts previously accrued under the program. Payments agreed to under the OCS settlement were completed immediately following the execution of the settlement agreement. Beginning in calendar year 2006, we entered into a new program with the OCS under which we are no longer required to pay royalties to the OCS.
Settlement with NICE
On August 1, 2008, we reached a settlement agreement with NICE to resolve all then-outstanding patent litigations between NICE and its subsidiaries and Witness. These litigations resulted from a 2004 suit filed by one of NICE’s subsidiaries against Witness alleging that certain Witness products infringed a number of VoIP call recording patents held by NICE. Following the filing of this initial lawsuit, Witness filed two patent infringement suits against NICE alleging infringement of certain screen capture and speech analytics patents, and NICE filed a second suit against Witness alleging violation of additional call recording patents.

Following a January 2008 trial, a jury in the second suit filed by NICE was unable to reach a verdict, resulting in a mistrial. On May 16, 2008, a jury in the speech analytics case filed by Witness returned a verdict in our favor and against NICE on the claims of infringement and awarded us $3.3 million in damages; however, this award was superseded by the terms of the settlement agreement disclosed above. On May 23, 2008, the court in the initial VoIP suit filed by NICE found in our favor and against NICE on the claims of infringement.
Wells Notices
On April 9, 2008, as we previously reported, we received a “Wells Notice” from the staff of the SEC arising from the staff’s investigation of our past stock option grant practices and certain unrelated accounting matters. These accounting matters were also the subject of our internal investigation. On March 3, 2010, the SEC filed a settled enforcement action against us in the United States District Court for the Eastern District of New York relating to certain of our accounting reserve practices. Without admitting or denying the allegations in the SEC’s Complaint, we consented to the issuance of a Final Judgment permanently enjoining us from violating Section 17(a) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder. The settled SEC action did not require us to pay any monetary penalty and sought no relief beyond the entry of a permanent injunction. The SEC’s related press release noted that, in accepting the settlement offer, the SEC considered our remediation and cooperation in the SEC’s investigation. The settlement was approved by the United States District Court for the Eastern District of New York on March 9, 2010.
On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file our periodic reports under the Exchange Act. On March 3, 2010, the SEC issued an OIP pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. We are currently evaluating the Section 12(j) OIP, including available procedural remedies and intend to defend against the possible suspension or revocation of the registration of our common stock.
Item 1a. Risk Factors
Many of the factors that affect our business and operations involve risks and uncertainties. The factors described below are risks that could materially harm our business, financial condition, and results of operations. These are not all the risks we face and other factors currently considered immaterial or unknown to us may have a material adverse impact on our future operations.

Risks Related to Our Internal Investigation, Restatement, Internal Controls, and Ownership
Following the filing of this report, we will remain delayed in our SEC reporting obligations, we cannot assure you when we will complete our remaining SEC filings for periods subsequent to those included in this report, and we are likely to continue to face challenges until we complete these filings and re-list our common stock.
Although our internal investigation, revenue recognition review, and related restatement of our financial statements have been completed as discussed under “Explanatory Note”, we continue to face challenges with regard to completing our remaining SEC filings for periods subsequent to those included in this report. We remain delayed with our SEC reporting obligations as of the filing date of this report and we cannot assure you that we will be able to complete our remaining filings for periods subsequent to those included in this report prior to the conclusion of the SEC administrative proceeding to suspend or revoke the registration of our common stock described below. Until we complete these remaining filings, we expect to continue to face many of the risks and challenges we have experienced during our extended filing delay period, including:
•	risk associated with the SEC’s initiation of an administrative proceeding on March 3, 2010 to suspend or revoke the registration of our common stock under the Exchange Act due to our previous failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005;
•	continued risk in maintaining compliance with the covenants and other requirements of our credit agreement, which, among other things, makes it an event of default if we do not provide audited financial statements for the year ended January 31, 2010 to our lenders on or before May 31, 2010;
•	continued concern on the part of customers, partners, investors, and employees about our financial condition and extended filing delay status, including potential loss of business opportunities;
•	additional significant time and expense required to complete our remaining filings and the process of seeking the re-listing of our common stock on NASDAQ or another national securities exchange beyond the very significant time and expense we have already incurred in connection with our internal investigation, restatement, and audits to date;
•	continued distraction of our senior management team and our board of directors as we work to complete our remaining filings and seek to re-list our common stock;
•	limitations on our ability to raise capital and make acquisitions; and
•	general reputational harm as a result of the foregoing.

Even if we complete our remaining filings for periods subsequent to those included in this report and our common stock is re-listed on NASDAQ or another national securities exchange, we cannot assure you that all of the risks and challenges described above will be eliminated. For example, we cannot assure you that lost business opportunities can be recaptured or that general reputational harm will not persist. If we are unable to complete our remaining filings prior to the conclusion of the SEC administrative proceeding to suspend or revoke the registration of our common stock described below, are unable to re-list our common stock, or if one or more of the foregoing risks or challenges persist even after we have done so, our business, results of operations, and financial condition are likely to be materially and adversely affected.
We have identified various material weaknesses in our internal control over financial reporting which have materially adversely affected our ability to timely and accurately report our results of operations and financial condition. These material weaknesses may not have been fully remediated as of the filing date of this report and we cannot assure you that other material weaknesses will not be identified in the future.
As a result of the circumstances which gave rise to our internal investigation, restatement, and revenue recognition review discussed under “Explanatory Note”, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2008, we had material weaknesses in our internal controls over financial reporting and that, as a result, our disclosure controls and procedures and our internal controls over financial reporting were not effective at such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
In addition, we believe that we continued to have material weaknesses in our internal control over financial reporting subsequent to January 31, 2008 and that many, if not all, of the material weaknesses identified at January 31, 2008 remained material weaknesses as of January 31, 2009 (for which our assessment has not been completed as of the filing date of this report) and possibly subsequent to that date. See “Controls and Procedures” under Item 9A for a detailed discussion of the material weaknesses identified as of January 31, 2008, possible material weaknesses as of subsequent periods, and related remediation activities. Although we have implemented remedial measures to address all of the identified material weaknesses, our assessment of the impact of these measures has not been completed as of the filing date of this report and we cannot assure you that these measures are adequate. Moreover, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.
As a result, we must continue our remediation activities and must also continue to improve our operational, information technology, and financial systems, infrastructure, procedures, and controls, as well as continue to expand, train, retain, and manage our employee base. Any failure to do so, or any difficulties we encounter during implementation, could result in additional material weaknesses or in material misstatements in our financial statements. These misstatements could result in a future restatement of our financial statements, could cause us to fail to meet our reporting obligations, or could cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

The extraordinary processes underlying the preparation of the financial statements contained in this report may not have been adequate and our financial statements remain subject to the risk of future restatement.
The completion of our audits for the years ended January 31, 2008, 2007, and 2006, the restatement of our financial results for the years ended January 31, 2005 and 2004, and the revenue recognition review undertaken in connection therewith, involved many months of review and analysis, including highly technical analyses of our contracts and business practices, equity-based compensation instruments, tax accounting, and the proper application of SOP 97-2, SOP 81-1, and other accounting rules and pronouncements. The completion of our financial statement audits also followed the completion of an extremely detailed forensic audit as part of our internal investigation. Given the complexity and scope of these exercises, and notwithstanding the very extensive time, effort, and expense that went into them, we cannot assure you that these extraordinary processes were adequate or that additional accounting errors will not come to light in the future in these or other areas.
In addition, the relevant accounting rules and pronouncements that were the focus of our restatement and extended audit are subject to ongoing interpretation by the Financial Accounting Standards Board (“FASB”), the AICPA, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. Further, the accounting profession continues to assess these accounting rules and pronouncements with the objective of providing additional guidance on potential interpretations. As a result, ongoing interpretations of these rules and pronouncements could drive unanticipated changes in our accounting practices or financial reporting. We cannot assure you that such unanticipated changes will not arise or that if they do arise that we will be able to timely adapt to them or that we will not experience future reporting delays.
If additional accounting errors come to light in areas reviewed as part of our extraordinary processes or otherwise, or if ongoing interpretations of applicable accounting rules and pronouncements result in unanticipated changes in our accounting practices or financial reporting, future restatements of our financial statements may be required.
We cannot assure you that our regular financial statement preparation and reporting processes are or will be adequate or that future restatements will not be required.
As discussed in the preceding risk factor, the processes underlying the preparation of the financial statements contained in this report were extraordinary. While we expect to continue to rely on these extraordinary processes for a period of time, during the year ending January 31, 2011, we expect to increasingly rely on our regular financial statement preparation and reporting processes.

While we have significantly changed and enhanced these regular processes (as described elsewhere in this report), as of the filing date of this report, we cannot assure you that previously identified material weaknesses have been fully remediated and we continue to:
•	make changes to our finance organization;
•	adopt new accounting and reporting processes and procedures;
•	enhance our revenue recognition and other existing accounting policies and procedures;
•	introduce new or enhanced accounting systems and processes; and
•	improve our internal controls over financial reporting.
Many of these changes and enhancements to our regular processes are ongoing as of the filing date of this report and we continue to assimilate the complex and pervasive changes we have already made. We cannot assure you that the changes and enhancements made to date, or those that are still in process, are adequate, will operate as expected, or will be completed in a timely fashion (if still in process). As a result, we cannot assure you that we will not discover additional errors, that future financial reports will not contain material misstatements or omissions, that future restatements will not be required, that we will be able to timely complete our remaining SEC filings for periods subsequent to this report, or that we will be able to stay current with our reporting obligations in the future.
We cannot assure you that our common stock will be re-listed, or that once re-listed, it will remain listed.
As a result of the delay in filing our periodic reports with the SEC, we were unable to comply with the listing standards of NASDAQ and our common stock was suspended from trading effective February 1, 2007 and formally de-listed effective June 4, 2007. We have applied to re-list our common stock with NASDAQ; however, there can be no assurance that we will be able to re-list our common stock in an expeditious manner or at all. Even if our common stock is re-listed, unless we are able to timely comply with our SEC reporting obligations in the future, our common stock may again be de-listed. If we cannot re-list our common stock or if it is de-listed again in the future, the price of our common stock will likely be adversely affected and there may be a decrease in the liquidity of our common stock.

The circumstances which gave rise to our extended filing delay and restatement continue to create the risk of litigation against us, which could be expensive and could damage our business.
Although Comverse and its affiliates have been named in a number of class action or shareholder derivative lawsuits relating to Comverse’s internal investigation and restatement, no such actions relating to our investigation, restatement, or extended filing delay have been brought against us to date. However, companies that have undertaken internal reviews and investigations or restatements face greater risk of litigation or other actions and there can be no assurance that such a suit or action relating to our internal investigation, restatement, or extended filing delay will not be initiated against us or our current or former officers, directors, or other personnel in the future. In addition, we have in the past and may in the future become subject to litigation or threatened litigation from current or former personnel as a result of our suspension of option exercises during our extended filing delay period, the expiration of equity awards during such period, or other employment-related matters relating to our internal investigation, restatement, or extended filing delay. Any such litigation or action may be time consuming and expensive, and may distract management from the conduct of our business. Any such litigation or action could have a material adverse effect on our business, financial condition, and results of operations, and may expose us to costly indemnification obligations to current or former officers, directors, or other personnel, regardless of the outcome of such matter.
We were the subject of an SEC investigation relating to our reserve and stock option accounting practices, and are the subject of an SEC proceeding relating to our failure to timely file required SEC reports. These government inquiries or any future inquiries to which we may become subject could result in penalties and/or other remedies that could have a material adverse effect on our financial condition and results of operation.
Comverse was the subject of an SEC investigation and resulting civil action regarding the improper backdating of stock options and other accounting practices, including the improper establishment, maintenance, and release of reserves, the reclassification of certain expenses, and the calculation of backlog of sales orders. On June 18, 2009, Comverse announced that it had reached a settlement with the SEC on these matters without admitting or denying the allegations of the SEC complaint. Three of Comverse’s former officers, each of whom previously served on our board of directors, have also been charged in civil and criminal actions by the SEC and the Department of Justice in connection with the circumstances surrounding the Comverse Special Committee investigation. Two of these three matters have been settled to date.
On July 20, 2006, we announced that, in connection with the SEC investigation into Comverse’s past stock option grants which was in process at that time, we had received a letter requesting that we voluntarily provide to the SEC certain documents and information related to our own stock option grants and practices. We voluntarily responded to this request. On April 9, 2008, as we previously reported, we received a “Wells Notice” from the staff of the SEC arising from the staff’s investigation of our past stock option grant practices and certain unrelated accounting matters. These accounting matters were also the subject of our internal investigation. On March 3, 2010, the SEC filed a settled enforcement action against us in the United States District Court for the Eastern District of New York relating to certain of our accounting reserve practices. Without admitting or denying the allegations in the SEC’s Complaint, we consented to the issuance of a Final Judgment permanently enjoining us from violating Section 17(a) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder. The settled SEC action did not require us to pay any monetary penalty and sought no relief beyond the entry of a permanent injunction. The SEC’s related press release noted that, in accepting the settlement offer, the SEC considered our remediation and cooperation in the SEC’s investigation. The settlement was approved by the United States District Court for the Eastern District of New York March 9, 2010.

On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file our periodic reports under the Exchange Act. On March 3, 2010, the SEC issued an OIP pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. We are currently evaluating the Section 12(j) OIP, including available procedural remedies and intend to defend against the possible suspension or revocation of the registration of our common stock. We cannot at this time predict the outcome of the Section 12(j) administrative proceedings or of any available appeals that may follow. Similarly, we cannot predict what, if any, impact the outcome of the administrative proceedings may have on our business. If a final order is issued by the SEC suspending or revoking the registration of our common stock, broker-dealers would be prevented from making a market in our common stock in the United States and from any further trading of our common stock on the Pink OTC Markets, Inc. (the “Pink Sheets”) or any other exchange, market, or board in the United States until, in the case of a suspension, the lifting of such suspension, and, in the case of a revocation, we file a new registration with the SEC under the Exchange Act and that registration is made effective.
In addition, as a result of our acquisition of Witness, we are subject to an additional SEC inquiry relating to certain of Witness’ stock option grants. On October 27, 2006, Witness received notice from the SEC of an informal non-public inquiry relating to the stock option grant practices of Witness from February 1, 2000 through the date of the notice. On July 12, 2007, we received a copy of the Formal Order of Investigation from the SEC relating to substantially the same matter as the informal inquiry. We and Witness have fully cooperated, and intend to continue to fully cooperate, if called upon to do so, with the SEC regarding this matter. In addition, the U.S. Attorney’s Office for the Northern District of Georgia was given access to the documents and information provided by Witness to the SEC. While we have not heard from the SEC or the U.S. Attorney’s office on this matter since June 2008, we have no assurance that one or both will not further pursue the matter.
We cannot predict the outcome of any of the foregoing unresolved proceedings or whether we will face additional government inquiries, investigations, or other actions related to these or other matters. An adverse ruling in any SEC enforcement action or other regulatory proceeding could impose upon us fines, penalties, or other remedies, including the suspension or revocation of the registration of our common stock as discussed above, which could have a material adverse effect on our results of operations and financial condition. Even if we are successful in defending against an SEC enforcement action or other regulatory proceeding, such an action or proceeding may be time consuming, expensive, and distracting from the conduct of our business and could have a material adverse effect on our business, financial condition, and results of operations. In the event of any such action or proceeding, we may also become subject to costly indemnification obligations to current or former officers, directors, or employees, which may or may not be covered by insurance.

We may not have sufficient insurance to cover our liability in any future litigation claims either due to coverage limits or as a result of insurance carriers seeking to deny coverage of such claims.
We face a variety of litigation-related liability risks, including liability for indemnification of (and advancement of expenses to) current and former directors, officers, and employees under certain circumstances, pursuant to our certificate of incorporation, bylaws, other applicable agreements, and/or Delaware law.
Prior to the announcement of the Comverse Special Committee investigation, our directors and officers were included in a director and officer liability insurance policy, which covered all directors and officers of Comverse and its subsidiaries, which policy remains the sole source of insurance in connection with the matters related to such investigation. The Comverse insurance coverage may not be adequate to cover any claims against us in connection with such matters and may not be available to us due to the exhaustion of the coverage limits by Comverse in connection with the claims already asserted against Comverse and its personnel.
Following the announcement of the Comverse Special Committee investigation, we sought and obtained our own director and officer liability insurance policy for our directors and officers. We cannot assure you that the limits of our directors and officers liability insurance coverage will be sufficient to cover our potential exposure.
In addition, the underwriters of our present coverage or our old shared coverage with Comverse may seek to avoid coverage in certain circumstances based upon the terms of the respective policies, in which case we would have to self-fund any indemnification amounts owed to our directors and officers and bear any other uninsured liabilities.
If we do not have sufficient directors and officers insurance coverage under our present or historical insurance policies, or if our insurance underwriters are successful in avoiding coverage, our results of operations and financial condition could be materially adversely affected.

We have been adversely affected as a result of being a consolidated, controlled subsidiary of Comverse and may continue to be adversely affected in the future.
We have been adversely affected as a result of being a consolidated, controlled subsidiary of Comverse and may continue to be adversely affected in the future. These adverse effects arise in part, though not exclusively, from the Comverse Special Committee investigation. Under applicable accounting rules, we were required to record stock-based compensation expenses on our books for Comverse stock options granted to our employees while we were a wholly-owned subsidiary of Comverse which were found to have been improperly accounted for as part of the Comverse Special Committee investigation. Because we were dependent upon Comverse to provide us with the amount of these charges, we were forced to wait until the conclusion of the Comverse Special Committee investigation to record them, which was the initial reason we were not able to timely complete our required SEC filings. The subsequent expansion of the Comverse Special Committee investigation into other accounting issues further delayed our receipt of the required information. In addition, because of our previous inclusion in Comverse’s consolidated tax group and our related tax sharing agreement with Comverse, as further discussed below, we were also forced to wait for Comverse to substantially complete its analysis of certain tax information, including information related to the net operating loss allocated to us as of our May 2002 IPO, in order to complete the restatement of our historical financial statements, the preparation of our current financial statements and associated audits. In addition to our own internal investigation and revenue recognition review, these investigations and reviews have required significant time, expense, and management distraction, have contributed to a protracted delay in the completion of our SEC filings, and have caused significant concerns on the part of customers, partners, investors, and employees.
Future delays at Comverse, if any, may again delay the completion of the preparation of our outstanding or future financial statements, associated audits and SEC filings, which could have an adverse effect on our business. In addition, if errors are discovered in the information provided to us by Comverse, we may be required to correct or restate our financial statements. In part because of the issues identified at Comverse and our relationship with Comverse, we have also been subject to enhanced scrutiny by third parties, including customers, prospects, suppliers, service providers, and regulatory authorities, all of which have adversely affected our business, and the cost, duration, and risks associated with our restatement and audits have increased.
We may continue to be adversely affected by events at Comverse so long as we remain one of its majority-owned subsidiaries. In particular, Comverse’s strategic plans regarding its assets, including its ownership interest in our stock, may adversely affect our business.
Our previous inclusion in Comverse’s consolidated tax group and our related tax sharing agreement with Comverse may expose us to additional tax liabilities.
Prior to our IPO in May 2002, we were included in Comverse’s U.S. federal income tax return. Following our IPO, we began filing a separate U.S. federal income tax return for our own consolidated group; however, we remained party to a tax-sharing agreement with Comverse for prior periods. As a result, Comverse may unilaterally make decisions that could impact our liability for income taxes for periods prior to the IPO. Additionally, adjustments to the consolidated group’s tax liability for periods prior to our IPO could affect our NOLs from Comverse and cause us to incur additional tax liability in future periods. The foregoing could result from, among other things, any agreements between Comverse and the Internal Revenue Service relating to issues that could be raised upon examination or the filing of amended federal income tax returns by Comverse on our behalf.
In addition, notwithstanding the terms of the tax sharing agreement, federal tax law provides that each member of a consolidated federal income tax group is jointly and severally liable for the group’s entire tax obligation; as a result, under certain circumstances, we could be liable for taxes of other members of the Comverse consolidated group if, for example, federal income tax assessments were not paid. Similar principles apply for certain combined state income tax return filings.

Comverse can control our business and affairs, including our board of directors.
Because Comverse currently holds approximately a 67% ownership position in us (assuming the conversion of all of our preferred stock into common stock), Comverse effectively controls the outcome of all matters submitted for stockholder action, including the approval of significant corporate transactions, such as financings, equity issuances, or mergers and acquisitions. Our preferred stock, all of which is held by Comverse, entitles it to further control over significant corporate transactions.
By virtue of its majority ownership stake, Comverse also has the ability, acting alone, to remove existing directors and/or to elect new directors to our board of directors in order to fill vacancies. At present, Comverse has appointed individuals who are officers or executives of Comverse as six of our eleven directors. These directors have fiduciary duties to both us and Comverse and may become subject to conflicts of interest on certain matters where Comverse’s interest as majority stockholder may not be aligned with the interests of our minority stockholders. In addition, under the terms of the preferred stock, Comverse also has the right to appoint two additional directors to our board of directors under certain circumstances.
As a consequence of Comverse’s control over the composition of our board of directors, Comverse can also exert a controlling influence on our management, direction and policies, including the ability to appoint and remove our officers or, subject to the terms of our credit agreement, declare and pay dividends.
We may lose business opportunities to Comverse that might otherwise be available to us.
In connection with our May 2002 IPO, we entered into a business opportunities agreement with Comverse that addresses certain potential conflicts of interest between Comverse and us. This agreement allocates between Comverse and us opportunities to pursue transactions or matters that, absent such allocation, could constitute corporate opportunities of both companies. In general, we are precluded under this agreement from pursuing opportunities offered to officers or employees of Comverse who may also be our directors, officers, or employees, unless Comverse fails to pursue these opportunities. As a result, we may lose valuable business opportunities to Comverse, which could have an adverse effect on our results of operations.
As a result of the delay in completing our financial statements, we are currently unable to register securities with the SEC, which may adversely affect our ability to raise, and the cost of raising, future capital.
As a result of the delay in completing our financial statements, we have been and remain unable to register securities for sale by us or for resale by other security holders, which has adversely affected our ability to raise capital. Additionally, following the filing of our Annual Report on Form 10-K for the year ended January 31, 2009 and our Quarterly Reports on Form 10-Q for each of the quarters ended April 30, 2009, July 31, 2009, and October 31, 2009, as discussed under “Explanatory Note”, we will remain ineligible to use Form S-3 to register securities until we have timely filed all periodic reports under the Exchange Act for at least 12 calendar months (or, in the event the registration of our common stock is revoked pursuant to the Section 12(j) proceeding discussed under “Explanatory Note”, until after we have timely filed all required reports for the 12 calendar months following the date on which we once again become subject to the SEC reporting requirements). In the meantime, we would need to use Form S-1 to register securities with the SEC for capital raising transactions or issue such securities in private placements, in either case, increasing the costs of raising capital during that period.

Risks Related to Our Business
Competition and Markets
Our business is impacted by changes in general economic conditions and information technology spending in particular.
Our business is subject to risks arising from adverse changes in domestic and global economic conditions. Slowdowns or recessions around the world may cause companies and governments to delay, reduce, or even cancel planned spending. In particular, declines in information technology spending have affected the market for our products, especially in industries that are or have experienced significant cost-cutting, such as financial services. Customers or partners who are facing business challenges or liquidity issues are also more likely to delay purchase decisions or cancel orders, as well as to delay or default on payments. If customers or partners significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected. Moreover, as a result of current economic conditions, like many companies, we have engaged in significant cost-saving measures over the last 24 months. We cannot assure you that these measures will not negatively impact our ability to execute on our objectives and grow in the future, particularly if we are not able to invest in our business as a result of a protracted economic downturn.
Intense competition in our markets and competitors with greater resources than us may limit our market share, profitability, and growth.
We face aggressive competition from numerous and varied competitors in all of our markets, making it difficult to maintain market share, remain profitable, and grow. Even if we are able to maintain or increase our market share for a particular product, revenue or profitability could decline due to pricing pressures, increased competition from other types of products, or because the product is in a maturing industry.
Our competitors may be able to more quickly develop or adapt to new or emerging technologies, better respond to changes in customer requirements or preferences, or devote greater resources to the development, promotion, and sale of their products. Some of our competitors have, in relation to us, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition, and significantly greater financial, technical, marketing, customer service, public relations, distribution, or other resources. Some of our competitors are also significantly larger than us and some of these companies have increased their presence in our markets in recent years through internal development, partnerships, and acquisitions. There has also been significant consolidation among our competitors, which has improved the competitive position of several of these companies, and enabled new competitors to emerge in all of our markets. In addition, we may face competition from solutions developed internally by our customers or partners. To the extent we cannot compete effectively, our market share and, therefore, results of operations, could be materially adversely affected.

Because price is a key consideration for many of our customers, we may have to accept less-favorable payment terms, lower the prices of our products and services, and/or reduce our cost structure, including reducing headcount or investment in research and development, in order to remain competitive. Certain of our competitors have become increasingly aggressive in their pricing strategy, particularly in markets where they are trying to establish a foothold. If we are forced to take these kinds of actions to maintain market share, our revenue and profitability may suffer or we may adversely impact our longer-term ability to execute or compete.
The industry in which we operate is characterized by rapid technological changes and evolving industry standards, and if we cannot anticipate and react to such changes our results may suffer.
The markets for our products are characterized by rapidly changing technology and evolving industry standards. The introduction of products embodying new technology and the emergence of new industry standards can exert pricing pressure on existing products and/or can render our existing products obsolete and unmarketable. It is critical to our success that, in all of our markets, we are able to:
•	anticipate and respond to changes in technology and industry standards;
•	successfully develop and introduce new, enhanced, and competitive products which meet our customers’ changing needs; and
•	deliver these new and enhanced products on a timely basis while adhering to our high quality standards.
We may not be able to successfully develop new products or introduce new applications for existing products. In addition, new products and applications that we introduce may not achieve market acceptance. If we are unable to introduce new products that address the needs of our customers or that achieve market acceptance, there may be a material adverse impact on our revenue and on our financial results.
Because many of our solutions are sophisticated, we must invest greater resources in sales and installation processes with greater risk of loss if we are not successful.
In many cases, it is necessary for us to educate our potential customers about the benefits and value of our solutions because many of our solutions are not simple, mass-market items with which customers are already familiar. In addition, many of our solutions are sophisticated and may not be readily usable by customers without our assistance in training, system integration, and configuration. The greater need to work with and educate customers as part of the sales process and, after completion of a sale, during the installation process for many of our products, increases the time and difficulty of completing transactions, makes it more difficult to efficiently deploy limited resources, and creates risk that we will have invested in an opportunity that ultimately does not come to fruition. If we are unable to demonstrate the benefits and value of our solutions to customers and efficiently convert our sales leads into successful sales and installations, our results may be adversely affected.

Many of our sales are made by competitive bid, which often requires us to expend significant resources, which we may not recoup.
Many of our sales, particularly in larger installations, are made by competitive bid. Successfully competing in competitive bidding situations subjects us to risks associated with the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns, as well as making substantial investments of time and money in research and development and marketing activities for contracts that may not be awarded to us. If we do not ultimately win a bid, we may obtain little or no benefit from these expenditures and may not be able to recoup these costs on future projects.
Even where we are not involved in a competitive bidding process, due to the intense competition in our markets and increasing customer demand for shorter delivery periods, we must in some cases begin the implementation of a project before the corresponding order has been finalized, increasing the risk that we will have to write off expenses associated with potential orders that do not come to fruition.
The nature of our business and our varying business models make it difficult for us to predict our operating results.
It is difficult for us to forecast the timing of revenue from product sales because customers often need a significant amount of time to evaluate our products before a purchase, and sales are dependent on budgetary and, in the case of government customers, other bureaucratic processes. The period between initial customer contact and a purchase by a customer may vary from as little as a few weeks to more than a year. During the evaluation period, customers may defer or scale down proposed orders for various reasons, including:
•	changes in budgets and purchasing priorities;
•	reductions in need to upgrade existing systems;
•	deferrals in anticipation of enhanced or new products;
•	introduction of new products by our competitors; or
•	lower prices offered by our competitors.
In addition, we have historically derived a significant portion of our revenue from contracts for large system installations with major customers and we continue to emphasize sales to larger customers in our product development and marketing strategies. Contracts for large installations typically involve a lengthy and complex bidding and selection process, and our ability to obtain particular contracts is inherently difficult to predict. The timing and scope of these opportunities are difficult to forecast, and the pricing and margins may vary substantially from transaction to transaction. As a result, our future operating results may be volatile and vary significantly from period to period.

While we have no single customer that is material to our total revenue, we do have many significant customers in each of our segments and periodically receive multi-million dollar orders. The deferral or loss of one or more significant orders or customers or a delay in an expected implementation of such an order could materially adversely affect our segment operating results in any quarter, particularly if there are significant sales and marketing expenses associated with the deferred or lost sales.
In recent years, an increasing percentage of our revenue has come from software sales as compared to hardware sales. This trend has only been amplified with the addition of the Witness business. As with other software-focused companies, this has meant that more of our quarterly business has come in the last few weeks of each quarter. In addition, customers have increasingly been placing orders close to, or even on, the requested delivery date. The trend of shorter periods between order date and delivery date, along with this trend of business moving to the end of the quarter, has further complicated the process of accurately predicting revenue or making sales forecasts on a quarterly basis.
Under applicable accounting standards and guidance, revenue for some of our software and hardware transactions is recognized at the time of delivery, while revenue from other software and hardware transactions is required to be deferred over a period of years. To a large extent, this depends on the terms we offer to customers and partners, including terms relating to pricing, future deliverables, and post-contract customer support. As a result, it is difficult for us to accurately predict at the outset of a given period how much of our future revenue will be recognized within that period and how much will be required to be deferred over a longer period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 for additional information.
We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are, to a large extent, fixed. As a result, we may not be able to sufficiently reduce our operating costs in any period to compensate for an unexpected near-term shortfall in revenue.
If we are unable to maintain our relationships with resellers, systems integrators, and other third parties that market and sell our products, our business, financial condition, results of operations, and ability to grow could be materially adversely impacted.
Approximately half of our revenue is generated by sales made through partners, distributors, resellers, and systems integrators. If our relationship in any of these sales channels deteriorates or terminates, we may lose important sales and marketing opportunities. In pursuing new partnerships and strategic alliances, we must often compete for the opportunity with similar solution providers. In order to effectively compete for such opportunities, we must introduce products tailored not only to meet specific partner needs, but also to evolving customer and prospective customer needs, and include innovative features and functionality easy for partners to sell and install. Even if we are able to win such opportunities on terms we find acceptable, there is no assurance that we will be able to realize the benefits we anticipate. Our competitors often seek to establish exclusive relationships with these sales channels or, at a minimum, to become a preferred partner for these sales channels. Some of our sales channel partners also partner with our competitors and may even offer our products and those of our competitors as alternatives when presenting bids to end customers. Our ability to achieve revenue growth depends to a significant extent on maintaining and adding to these sales channels and if we are unable to do so, our revenue could be materially adversely affected.

Certain provisions in agreements that we have entered into may expose us to liability that is not limited in amount by the terms of the contract.
Certain contract provisions, principally confidentiality and indemnification obligations in certain of our license agreements, could expose us to risks of loss that, in some cases, are not limited to a specified maximum amount. Even where we are able to negotiate limitation of liability provisions, these provisions may not always be enforced depending on the facts and circumstances of the case at hand. If we or our products fail to perform to the standards required by our contracts, we could be subject to uncapped liability for which we may or may not have adequate insurance and our business, financial condition, and results of operations could be materially adversely affected.
Our products may contain undetected defects which could impair their market acceptance and may result in customer claims for substantial damages if our products fail to perform properly.
Our products are complex and involve sophisticated technology that performs critical functions to highly demanding standards. Our existing and future products may develop operational problems. In addition, new products or new versions of existing products may contain undetected defects or errors. If we do not discover such defects, errors, or other operational problems until after a product has been released and used by the customer or partner, we may incur significant costs to correct such defects, errors, or other operational problems, including product liability claims or other contract liabilities to customers or partners. In addition, defects or errors in our products may result in claims for substantial damages and questions regarding the integrity of the products, which could cause adverse publicity and impair their market acceptance.
If the regulatory environment does not evolve as expected or does not favor our products, our results may suffer.
The regulatory environment relating to our solutions is still evolving and, in the security market in particular, has been driven to a significant extent by legislative and regulatory actions, such as the CALEA in the United States and standards established by the ETSI in Europe, as well as initiatives to strengthen security for critical infrastructure, such as airports. These actions and initiatives are evolving and are at all times subject to change based on factors beyond our control, such as political climate, budgets, and even current events. While we attempt to anticipate these actions and initiatives through our product offerings and refinements thereto, we cannot assure you that we will be successful in these efforts, that our competitors will not do so more successfully than us, or that changes in these actions or initiatives or the underlying factors which affect them will not occur which will reduce or eliminate this demand. If any of the foregoing should occur, or if our markets do not grow as anticipated for any other reason, our results may suffer. In addition, changes to these actions or initiatives, including changes to technical requirements, may require us to modify or redesign our products in order to maintain compliance, which may subject us to significant additional expense.

Conversely, as the telecommunications industry continues to evolve, state, federal, and foreign governments (including supranational government organizations such as the European Union) and industry associations may increasingly regulate the monitoring of telecommunications and telephone or internet monitoring and recording products such as ours. We believe that increases in regulation could come in a number of forms, including increased regulations regarding privacy or protection of personal information such as social security numbers, credit card information, and employment records. The adoption of these types of regulations or changes to existing regulations could cause a decline in the use of our solutions or could result in increased expense for us if we must modify our solutions to comply with these regulations. Moreover, these types of regulations could subject our customers or us to liability. Whether or not these kinds of regulations are adopted, if we do not adequately address the privacy concerns of consumers, companies may be hesitant to use our solutions. If any of these events occur, our business could be materially adversely affected.
For certain products and components, we rely on a limited number of suppliers and manufacturers and if these relationships are interrupted we may not be able to obtain substitute suppliers or manufacturers on favorable terms or at all.
Although we generally use standard parts and components in our products, we do rely on non-affiliated suppliers for certain non-standard components which may be critical to our products, including both hardware and software, and on manufacturers of assemblies that are incorporated into our products. While we endeavor to use larger, more established suppliers and manufacturers wherever possible, in some cases, these providers may be smaller, more early-stage companies, particularly with respect to suppliers of new technologies we may incorporate into our products that we have not developed internally. Although we do have agreements in place with most of these providers, which include appropriate protections such as source code escrows where needed, these agreements are generally not long-term and these contractual protections offer limited practical benefits to us in the event our relationship with a key provider is interrupted. If these suppliers or manufacturers experience financial, operational, manufacturing capacity, or quality assurance difficulties, or cease production and sale of the products we buy from them entirely, or there is any other disruption in our relationships with these suppliers or manufacturers, we will be required to locate alternative sources of supply or manufacturing, to internally develop the applicable technologies, to redesign our products to accommodate an alternative technology, or to remove certain features from our products. This could increase the costs of, and create delays in, delivering our products or reduce the functionality of our products, which could adversely affect our business and financial results.

If we cannot recruit or retain qualified personnel, our ability to operate and grow our business may be limited.
We depend on the continued services of our executive officers and other key personnel. In addition, in order to continue to grow effectively, we need to attract (and retain) new employees, including managers, finance personnel, sales and marketing personnel, and technical personnel, who understand and have experience with our products, services, and industry. The market for such personnel is intensely competitive in most, if not all, of the geographies in which we operate, and on occasion we have had to relocate personnel to fill positions in locations where we could not attract qualified experienced personnel. Further, for as long as we remain delayed with our SEC reporting obligations and our common stock remains de-listed, we are likely to continue to experience a certain amount of difficulty attracting and retaining highly-qualified personnel, particularly at more senior levels, due to concerns about our status. So long as we remain delayed with our SEC reporting obligations and our common stock remains de-listed, our ability to use our common stock to retain and motivate employees will also continue to be a challenge and subject to certain restrictions. If we are unable to attract and retain qualified employees, on reasonable economic and other terms or at all, our ability to grow could be impaired, our ability to timely report our financial results could be adversely affected, and our operations and financial results could be materially adversely affected.
Because we have significant foreign operations, we are subject to geopolitical and other risks that could materially adversely affect our business.
We have significant operations in foreign countries, including sales, research and development, customer support and administrative services. The countries in which we have our most significant foreign operations include Israel, the United Kingdom, Canada, India, Hong Kong, and Germany, and we intend to continue to expand our operations internationally. We believe our business may suffer if we are unable to successfully expand into new regions, as well as maintain and expand existing foreign operations. Our foreign operations are, and any future foreign expansion will be, subject to a variety of risks, many of which are beyond our control, including risks associated with:
•	foreign currency fluctuations;
•	political, security, and economic instability in foreign countries;
•	changes in and compliance with local laws and regulations, including export control laws, tax laws, labor laws, employee benefits, customs requirements, currency restrictions, and other requirements;
•	differences in tax regimes and potentially adverse tax consequences of operating in foreign countries;
•	customizing products for foreign countries;
•	legal uncertainties regarding liability and intellectual property rights;
•	hiring and retaining qualified foreign employees; and
•	difficulty in accounts receivable collection and longer collection periods.

Any or all of these factors could materially affect our business or results of operations.
In addition, the tax authorities in the jurisdictions in which we operate, including the United States, may from time to time review the pricing arrangements between us and our foreign subsidiaries. An adverse determination by one or more tax authorities in this regard may have a material adverse effect on our financial results. Restrictive laws, policies, or practices in certain countries directed toward Israel or companies having operations in Israel may also limit our ability to sell some of our products in those countries.
Conditions in Israel may materially adversely affect our operations and personnel and may limit our ability to produce and sell our products.
We have significant operations in Israel, including research and development, manufacturing, sales, and support. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, which in the past have led and may in the future, lead to security and economic problems for Israel. In addition, Israel has faced and continues to face difficult relations with the Palestinians and the risk of terrorist violence from both Palestinian as well as foreign elements such as Hezbollah. Infighting among the Palestinians may also create security and economic risks to Israel. Current and future conflicts and political, economic, and/or military conditions in Israel and the Middle East region have affected and may in the future affect our operations in Israel. The exacerbation of violence within Israel or the outbreak of violent conflicts between Israel and its neighbors, including Iran, may impede our ability to manufacture, sell, and support our products, engage in research and development, or otherwise adversely affect our business or operations. In addition, many of our employees in Israel are required to perform annual compulsory military service and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect on our operations. Hostilities involving Israel may also result in the interruption or curtailment of trade between Israel and its trading partners or a significant downturn in the economic or financial condition of Israel and could materially adversely affect our results of operations.

Regulatory and Government Contracting
We are dependent on contracts with governments around the world for a significant portion of our revenue. These contracts expose us to additional business risks and compliance obligations.
A significant portion of our business is generated from sales under government contracts around the world. We expect that government contracts will continue to be a significant source of our revenue for the foreseeable future. We must comply with domestic and foreign laws and regulations relating to the formation, administration, and performance of government contracts. These laws and regulations affect how we do business with government agencies in various countries and may impose added costs on our business. Our business generated from government contracts may be materially adversely affected if:
•	our reputation or relationship with government agencies is impaired;
•	we are suspended or otherwise prohibited from contracting with a domestic or foreign government or any significant law enforcement agency;
•	levels of government expenditures and authorizations for law enforcement and security related programs decrease or shift to programs in areas where we do not provide products and services;
•	we are prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of laws or regulations, including those related to procurement;
•	we are not granted security clearances that are required to sell our products to domestic or foreign governments or such security clearances are deactivated;
•	there is a change in government procurement procedures; or
•	there is a change in political climate that adversely affects our existing or prospective relationships.
As a result of the consent judgment we entered into with the SEC relating to our reserves accounting practices, we and our subsidiaries are required, for three years from the date of the settlement, to disclose that this civil judgment was rendered against us in any proposals to perform new government work for U.S. federal agencies. In addition, we and our subsidiaries must amend our representations in existing grants and contracts with U.S. federal agencies to reflect the civil judgment. While this certification does not bar us from receiving government grants or contracts from U.S. federal agencies, each government procurement official has the discretion to determine whether it considers us and our subsidiaries “responsible” companies for purposes of each transaction. The government procurement officials may also seek advice from government agency debarring officials to determine if we and our subsidiaries should be considered for suspension or debarment from receiving government contracts or grants from U.S. federal agencies.
In addition, our government contracts may contain, or under applicable law may be deemed to contain, provisions not typically found in private commercial contracts, including provisions enabling the government party to:
•	terminate or cancel existing contracts for convenience;
•	in the case of the U.S. federal government, suspend us from doing business with a foreign government or prevent us from selling our products in certain countries;
•	audit and object to our contract-related costs and expenses, including allocated indirect costs; and
•	unilaterally change contract terms and conditions, including warranty provisions, schedule, quantities, and scope of work, in advance of our agreement on corresponding pricing adjustments.
The effect of these provisions may significantly increase our cost to perform the contract or defer our ability to recognize revenue from such contracts. In some cases, this may mean that we must begin recording expenses on a contract in advance of being able to recognize the corresponding revenue. If a government customer terminates a contract with us for convenience, we may not recover our incurred or committed costs, receive any settlement of expenses, or earn a profit on work completed prior to the termination. If a government customer terminates a contract for default, we may not recover these amounts, and, in addition, we may be liable for any costs incurred by the government customer in procuring undelivered items and services from another source. Further, an agency within a government may share information regarding our termination with other agencies. As a result, our ongoing or prospective relationships with other government agencies could be impaired.

We may not be able to receive or retain the necessary licenses or authorizations required for us to export some of our products that we develop or manufacture in specific countries.
We are required to obtain export licenses or qualify for other authorizations from the United States, Israel, and other governments to export some of the products that we develop or manufacture in these countries and, in any event, are required to comply with applicable export control laws of each country generally. There can be no assurance that we will be successful in obtaining or maintaining the licenses and other authorizations required to export our products from applicable government authorities. In addition, export laws and regulations are revised from time to time and can be extremely complex in their application; if we are found not to have complied with applicable export control laws, we may be fined or penalized by, among other things, having our ability to obtain export licenses curtailed or eliminated, possibly for an extended period of time. Our failure to receive or maintain any required export licenses or authorizations or our penalization for failure to comply with applicable export control laws would hinder our ability to sell our products and could materially adversely affect our business, financial condition, and results of operations.
U.S. and foreign governments could refuse to buy our Communications Intelligence solutions or could deactivate our security clearances in their countries thereby restricting or eliminating our ability to sell these solutions in those countries and perhaps other countries influenced by such a decision.
Some of our subsidiaries maintain security clearances in the United States and other countries in connection with the development, marketing, sale, and support of our Communications Intelligence solutions. These clearances are reviewed from time to time by the applicable government agencies in these countries and following these reviews, our security clearances are either maintained or deactivated. Our security clearances can be deactivated for many reasons, including that the clearing agencies in some countries may object to the fact that we do business in certain other countries or the fact that our local subsidiary is affiliated with or controlled by an entity based in another country. In the event that our security clearances are deactivated in any particular country, we would lose the ability to sell our Communications Intelligence solutions in that country for projects that require security clearances. Additionally, any inability to obtain or maintain security clearances in a particular country may affect our ability to sell our Communications Intelligence solutions in that country generally (even for non-secure projects). We have in the past, and may in the future, have our security clearances deactivated. Any inability to obtain or maintain clearances can materially adversely affect our results of operations.
Whether or not we are able to maintain our security clearances, law enforcement and intelligence agencies in certain countries may decline to purchase Communications Intelligence solutions if they were not developed or manufactured in that country. As a result, because our Communications Intelligence solutions are developed or manufactured in whole or in part in Israel or in Germany, there may be certain countries where some or all of the law enforcement and intelligence agencies are unwilling to purchase our Communications Intelligence solutions. If we are unable to sell our Communications Intelligence solutions in certain countries for this reason, our results of operations could be materially adversely affected.

The mishandling or even the perception of mishandling of sensitive information could harm our business.
Our products are in some cases used by customers to compile and analyze highly sensitive or confidential information and data, including in some cases, information or data used in intelligence gathering or law enforcement activities. While our customers’ use of our products in no way affords us access to this information or data, we may come into contact with such information or data when we perform services or support functions for our customers. We have implemented policies and procedures to help ensure the proper handling of such information and data, including background screening of services personnel, non-disclosure agreements, access rules, and controls on our information technology systems. However, these measures are designed to mitigate the risks associated with handling sensitive data and cannot safeguard against all risks at all times. The improper handling of sensitive data, or even the perception of such mishandling or other security lapses or risks, whether or not valid, could reduce demand for our products or otherwise expose us to financial or reputational harm.
Intellectual Property
Our intellectual property may not be adequately protected.
While much of our intellectual property is protected by patents or patent applications, we have not and cannot protect all of our intellectual property with patents or other registrations. There can be no assurance that patents we have applied for will be issued on the basis of our patent applications or that, if such patents are issued, they will be sufficiently broad enough to protect our technologies, products, or services. There can be no assurance that we will file new patent, trademark, or copyright applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks, or copyrights will not be challenged by third parties. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, designed-around, or challenged.
In order to safeguard our unpatented proprietary know-how, source code, trade secrets, and technology, we rely primarily upon trade secret protection and non-disclosure provisions in agreements with employees and other third parties having access to our confidential information. There can be no assurance that these measures will adequately protect us from improper disclosure or misappropriation of our proprietary information.
Preventing unauthorized use or infringement of our intellectual property rights is difficult. The laws of certain countries do not protect our proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our intellectual property adequately against unauthorized third-party use or infringement, which could adversely affect our competitive position.

Our products may infringe or may be alleged to infringe on the intellectual property rights of others, which could lead to costly disputes or disruptions for us and may require us to indemnify our customers and partners for any damages they suffer.
The technology industry is characterized by frequent allegations of intellectual property infringement. In the past, third parties have asserted that certain of our products infringed upon their intellectual property rights and similar claims may be made in the future. Any allegation of infringement against us could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to enter into royalty or license agreements. If patent holders or other holders of intellectual property initiate legal proceedings against us, we may be forced into protracted and costly litigation, regardless of the merits of these claims. We may not be successful in defending such litigation, in part due to the complex technical issues and inherent uncertainties in intellectual property litigation, and may not be able to procure any required royalty or license agreements on terms acceptable to us, or at all. Third parties may also assert infringement claims against our customers. Subject to certain limitations, we generally indemnify our customers and partners with respect to infringement by our products of the proprietary rights of third parties. These claims may require us to initiate or defend protracted and costly litigation, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages, be required to obtain licenses for the products our customers or partners use, or incur significant expenses in developing non-infringing alternatives. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using or, in the case of resellers and other partners, stop selling our products.
Loss of third-party licensing agreements could materially adversely affect our business, financial condition, and results of operations.
While most of our products are developed internally, we also purchase technology, license intellectual property rights, and oversee third-party development and localization of certain products or components. If we lose or are unable to maintain licenses or distribution rights, we could incur additional costs or experience unexpected delays until an alternative solution can be internally developed or licensed from another third party and integrated into our products or we may be forced to re-design our products or remove certain features from our products. See “For certain products and components, we rely on a limited number of suppliers and manufacturers and if these relationships are interrupted we may not be able to obtain substitute suppliers or manufacturers on favorable terms or at all” above for additional information.

Use of free or open source software could expose our products to unintended restrictions and could materially adversely affect our business, financial condition, and results of operations.
Some of our products contain free or open source (collectively, “open source”) software and we anticipate making use of open source software in the future. Open source software is generally covered by license agreements that permit the user to use, copy, modify, and distribute the software without cost, provided that the users and modifiers abide by certain licensing requirements. The original developers of the open source software generally provide no warranties on such software. Although we endeavor to monitor the use of open source software in our product development, we cannot assure you that past, present, or future products will not contain open source elements which impose unfavorable licensing restrictions or other requirements on our products. In addition, the terms of many open source licenses have not yet been interpreted by U.S. or foreign courts and as a result there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on products that use such software. The introduction of certain kinds of open source software into our products or a court decision construing an open source license in an unexpected way could require us to seek licenses from third parties in order to continue offering affected products, to re-engineer affected products, to discontinue sales of affected products, or to release all or portions of the source code of affected products under the terms of the applicable open source licenses. Any of these developments could materially adversely affect our business, financial condition, and results of operations.
Risks Related to Our Capital Structure and Finances
We have incurred significant indebtedness as a result of the acquisition of Witness, which makes us highly leveraged, subjects us to restrictive covenants, and could adversely affect our operations.
Risks associated with being highly leveraged.
At February 28, 2010, we had outstanding indebtedness of approximately $620 million. As a result of our significant indebtedness, we are highly leveraged. Our leverage position may, among other things:
•	limit our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions, or other general corporate purposes;
•	require us to dedicate a substantial portion of our cash flow from operations to debt service, reducing the availability of our cash flow for other purposes;
•	require us to repatriate cash for debt service from our foreign subsidiaries resulting in dividend tax costs or require us to adopt other disadvantageous tax structures to accommodate debt service payments; or
•	increase our vulnerability to economic downturns, limit our ability to capitalize on significant business opportunities, and restrict our flexibility to react to changes in market or industry conditions.
In addition, because our indebtedness bears interest at a variable rate, we are exposed to risk from fluctuations in interest rates. While we have hedged a portion of this exposure under our term loan, this interest rate swap does not cover all of our term loan indebtedness, it expires prior to the maturity date of our term loan, and it subjects us to above-market interest rates at any time that prevailing rates drop below the rate fixed by the swap.
On January 29, 2010, S&P announced that our credit rating had been placed on CreditWatch Developing, and there can be no assurance that S&P or Moody’s will not downgrade our credit rating.

Risks associated with our leverage ratio and financial statement delivery covenants.
Our credit agreement contains a financial covenant that requires us to maintain a minimum consolidated leverage ratio and a covenant requiring us to deliver audited financial statements to the lenders each year as provided below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under Item 7 for additional information.
Our ability to comply with the leverage ratio covenant is highly dependent upon our ability to continue to grow earnings from quarter to quarter, which requires us to increase revenue while limiting increases in expenses or, if we are unable to increase or maintain revenue, to reduce expenses. Our ability to satisfy our debt obligations and our leverage ratio covenant will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business, and other factors, many of which are beyond our control. Alternatively, we may seek to maintain compliance with the leverage ratio covenant by reducing our outstanding debt by raising additional funds through a number of means, including, but not limited to, securities offerings or asset sales. There can be no assurance that we will be able to grow our earnings, reduce our expenses, and/or raise funds to reduce our outstanding debt to the extent necessary to maintain compliance with this covenant. In addition, any expense reductions undertaken to maintain compliance may impair our ability to compete by, among other things, limiting research and development or hiring of key personnel. The complexity of our revenue accounting and the continued shift of our business to the end of the quarter (discussed in greater detail above) has also increased the difficulty in accurately forecasting quarterly revenue and therefore in predicting whether we will be in compliance with the leverage ratio requirements at the end of each quarter.
Because our revenue recognition review resulted in changes in the way we recognize revenue from the way we did so at the time the credit agreement was put in place, it may be more difficult for us to maintain compliance with our leverage ratio covenant on a prospective basis than we expected at the time we entered into the credit agreement since the leverage ratio covenant is based on our earnings before interest, taxes, depreciation, and amortization (“EBITDA”), which is affected by revenue. In addition, because U.S. generally accepted accounting principles (“GAAP”) require us to continue to refine our accounting for open periods until the financial statements for such periods are filed, it is also possible that we may determine that we were not in compliance with the leverage ratio covenant in periods subsequent to January 31, 2008, until such time as we file the financial statements for such periods.
Following an event of default under the credit agreement, our lenders could declare all amounts outstanding to be immediately due and payable. In that event, we may be forced to sell assets, raise additional capital through a securities offering, or seek to refinance or restructure our debt. In such a case, there can be no assurance that we will be able to consummate such a sale, securities offering, or refinance or restructure our debt on reasonable terms or at all.
The credit agreement also includes a requirement that we submit audited consolidated financial statements to the lenders within 90 days of the end of each fiscal year beginning with the year ending January 31, 2010, which for the year ended January 31, 2010 is May 1, 2010. If audited consolidated financial statements are not so delivered and such failure of delivery is not remedied within 30 days thereafter, an event of default occurs.

Limitations resulting from the restrictive covenants in the credit agreement.
Our credit agreement also includes a number of restrictive covenants which limit our ability to, among other things:
•	incur additional indebtedness or liens or issue preferred stock;
•	pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness;
•	engage in transactions with affiliates;
•	engage in sale-leaseback transactions;
•	sell certain assets;
•	change our lines of business;
•	make investments, loans, or advances; and
•	engage in consolidations, mergers, liquidations, or dissolutions.
These covenants could limit our ability to plan for or react to market conditions, to meet our capital needs, or to otherwise engage in transactions that might be considered beneficial to us.
The rights of the holders of shares of our common stock are subject to, and may be adversely affected by, the rights of holders of the preferred stock that we issued to Comverse in connection with the Witness acquisition.
In connection with the Witness acquisition, we issued 293,000 shares of preferred stock to Comverse at an aggregate purchase price of $293.0 million. The issuance of shares of common stock upon conversion of the preferred stock (after the conversion feature of the preferred stock has been approved by our stockholders) will result in substantial dilution to the other common stockholders. In addition, the terms of the preferred stock include liquidation, dividend, and other rights that are senior to and more favorable than the rights of the holders of our common stock.
Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments.
As part of our growth strategy, we have made a number of acquisitions and investments and expect to continue to make acquisitions and investments in the future. However, so long as we remain delayed with our SEC filings and our common stock remains de-listed, our ability to use our common stock to raise capital for acquisitions will continue to be severely restricted.
Future acquisitions or investments, if any, could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to intangible assets, any of which could have a material adverse effect on our operating results and financial condition. In addition, investments in immature businesses with unproven track records and technologies have a high degree of risk, with the possibility that we may lose the value of our entire investments and potentially incur additional unexpected liabilities.

The process of integrating an acquired company’s business into our operations and investing in new technologies may result in unforeseen operating difficulties and expenditures, which may require a significant amount of our management’s attention that would otherwise be focused on the ongoing operation of our business. Other risks we may encounter with acquisitions include the effect of the acquisition on our financial and strategic positions and our reputation, the inability to obtain the anticipated benefits of the acquisition, including synergies or economies of scale, on a timely basis or at all, or unexpected challenges in reconciling business practices, particularly in foreign geographies. Due to rapidly changing market conditions, we may also find the value of our acquired technologies and related intangible assets, such as goodwill, as recorded in our financial statements, to be impaired, resulting in charges to operations. The magnitude of these risks is greater in the case of large acquisitions, such as our 2007 acquisition of Witness. See Note 5, “Business Combinations” to the consolidated financial statements included in Item 15. There can be no assurance that we will be successful in making additional acquisitions or that we will be able to effectively integrate any acquisitions we do make or realize the expected benefits for our business.
If our goodwill or other intangible assets become further impaired, our financial condition and results of operations would be negatively affected.
Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. As of January 31, 2008, goodwill and other intangible assets totaled approximately $1.0 billion, or approximately 70% of our total assets. At a minimum, we assess annually whether there has been impairment in the carrying amount of our goodwill or indefinite-lived intangible assets. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations, as well as current economic indicators and market valuations. We have recorded non-cash impairment charges related to our Video Intelligence business (the MultiVision acquisition) and our Workforce Optimization performance management consulting business (the Opus, CM Insight, and a portion of the Witness acquisitions) for the years ended January 31, 2008 and 2007, totaling $23.4 million, and $24.7 million, respectively. In addition, we expect to record a material non-cash impairment charge for the year ended January 31, 2009 in the range of $11 million to $46 million. To the extent economic conditions that would impact the future fair value of our reporting units worsen, we would be required to record an additional non-cash charge. Any significant goodwill or intangible asset impairment would negatively affect our financial condition and results of operations. See Note 6, “Intangible Assets and Goodwill” and Note 19, “Subsequent Events” to the consolidated financial statements included in Item 15 for more information.

Our international operations subject us to currency exchange risk.
Most of our revenue is denominated in U.S. Dollars, while a significant portion of our operating expenses, primarily labor expenses, is denominated in the local currencies where our foreign operations are located, principally Israel, Germany, the United Kingdom, and Canada. As a result, we are exposed to the risk that fluctuations in the value of these currencies relative to the U.S. Dollar could increase the U.S. Dollar cost of our operations in these countries and which could have a material adverse effect on our results of operations. In addition, since a portion of our sales are made in foreign currencies, primarily the British Pound and the Euro, fluctuations in the value of these currencies relative to the U.S. Dollar could impact our revenue (on a U.S. Dollar basis) and materially adversely affect our results of operations.
Our ability to realize value from and use our net operating losses will impact our results and tax liability.
We have significant deferred tax assets as a result of prior net operating losses. These deferred tax assets can provide us with significant future tax savings if we are able to use them. However, the extent to which we will be able to use these tax benefits may be impacted, restricted, or eliminated by a number of factors including whether we generate sufficient future net income, a future ownership change, adjustments to Comverse’s tax liability for periods prior to our IPO, or changes in tax rates, laws, or regulations that could have retroactive effect. To the extent that we are unable to utilize our net operating losses, our results of operations, liquidity, and financial condition could be adversely affected in a significant manner. When we cease to have net operating loss carry forwards available to us in a particular tax jurisdiction, either through their expiration, disallowance, or utilization, our effective tax rate will increase in that jurisdiction, thereby impacting our overall effective tax rate. Our effective tax rate in any given year is also dependent on the relative mix of jurisdictions (and corresponding local tax rates) in which we operate.
Research and development and tax benefits we receive in Israel may be reduced or eliminated in the future and our receipt of these benefits subjects us to certain restrictions.
We receive grants from the OCS for the financing of a portion of our research and development expenditures in Israel. The availability in any given year of these OCS grants depends on OCS approval of the projects and related budgets we submit to the OCS each year. In addition, in recent years, the Government of Israel has reduced the benefits available under these programs and these programs may be discontinued or curtailed in the future. The continued reduction in these benefits or the termination of our eligibility to receive these benefits may adversely affect our financial condition and results of operations.
The Israeli law under which these OCS grants are made also limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel. This may limit our ability to engage in certain outsourcing or business combination transactions involving these products. We may seek permission from the OCS to manufacture these products or transfer these technologies out of Israel, but we cannot assure you that any such request would be approved, and even if approved, we may be required to pay significant royalties or fees to the OCS. If we fail to comply with these restrictions, we may be required to repay the grants we received from the OCS and could also become subject to monetary or criminal penalties.

Our facility in Israel has been granted approved enterprise status and we are therefore eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments. The Government of Israel may reduce or eliminate the tax benefits available to approved enterprise programs such as the programs provided to us. There can be no assurance that these tax benefits will continue in the future at their current levels or at all. If these tax benefits are reduced or eliminated, the amount of tax that we pay in Israel will increase. In addition, if we fail to comply with any of the conditions and requirements of the investment programs, the tax benefits we have received may be rescinded and we may be required to disgorge the amount of the tax benefit received, together with interest and penalties.
Item 1b. Unresolved Staff Comments
None.
Item 2. Properties
The following describes our leased and owned properties as of the date of this report.
Leased Properties
We lease a total of approximately 260,900 square feet of office space in the United States. Our corporate headquarters is located in a leased facility in Melville, New York, and consists of approximately 45,800 square feet under a lease that expires in May 2013. The facility is primarily used by our administrative, sales, marketing, customer support, and services groups. We lease approximately 91,600 square feet at a facility in Roswell, Georgia under a lease that expires in November 2012. The Roswell, Georgia facility is used primarily by the administrative, marketing, product development, support, and sales groups for our Workforce Optimization operations.
We occupy additional leased facilities in the United States, including offices located in Columbia, Maryland and Denver, Colorado which are primarily used for product development, sales, training, and support for our Video Intelligence operations; an office in Chantilly, Virginia used primarily for supporting our Communications Intelligence operations; and offices in Santa Clara, California; Lyndhurst, New Jersey; San Diego, California; and Norwell, Massachusetts which are primarily used for product development, sales, training, and support for our Workforce Optimization operations.

Outside of the United States, we occupy approximately 176,000 square feet at a facility in Herzliya, Israel under a lease that expires in October 2015. The Herzliya, Israel facility is used primarily for manufacturing, storage, development, sales, marketing and support related to our Communications Intelligence operations. We also occupy approximately 34,500 square feet at a leased facility in Laval, Quebec, which is used primarily for our manufacturing, product development, support, and sales for our Video Intelligence operations. The lease in Laval, Quebec expires in June 2011. We occupy approximately 21,000 square feet at a facility in Leatherhead, the United Kingdom under a lease which expires in March 2014. The Leatherhead facility is used primarily for administrative, marketing, product development, support, and sales groups for our Workforce Optimization and Video Intelligence operations.
Additionally, we occupy leased facilities outside of the United States in Weybridge, the United Kingdom; Sao Paulo, Brazil; Mexico City, Mexico; Hong Kong, China; Tokyo, Japan; Sydney, Australia; Taguig, Philippines; Singapore (through our joint venture); and Gurgaon and Bangalore, India, which are used primarily by our administrative, product development, sales, and support functions for our Workforce Optimization, Communications Intelligence and Video Intelligence operations.
In addition to the leases noted above, we also lease executive office space throughout the world for our local sales, support and services needs. For additional information regarding our lease obligations, see Note 17, “Commitments and Contingencies” to the consolidated financial statements included in Item 15.
Owned Properties
We own approximately 12.3 acres of land, including 40,000 square feet of office space in Durango, Colorado, which we have historically used to support our Video Intelligence operations. We owned an additional 12.7 acres of adjacent land which we sold on October 10, 2006 to a third party. Additionally, on October 10, 2006, we entered into a 10-year lease with the same third party for 6.5 acres of the 12.3 acres we own, all of which was undeveloped and not being used by us. The remaining 5.8 acres, including the office space, are subject to a mortgage under the term loan and credit agreement entered into by us in connection with the acquisition of Witness.
We also own approximately 35,000 square feet of office and storage space for sales, manufacturing, support, and development for our Communications Intelligence operations in Bexbach, Germany.
We believe our leased and owned facilities are in good operating condition and are adequate for our current requirements, though growth in our business may require us to acquire additional facilities or modify existing facilities. We believe that alternative locations are available in all areas where we currently do business.

Item 3. Legal Proceedings
Comverse Investigation-Related Matters
On December 17, 2009, Comverse entered into agreements to settle the following lawsuits previously disclosed by Comverse relating to the matters involved in the Comverse Special Committee investigation which had been brought against Comverse and certain former officers and directors of Comverse: (i) a consolidated shareholder class action before the United States District Court for the Eastern District of New York, In re Comverse Technology, Inc. Securities Litigation; (ii) a shareholder derivative action before the United States District Court for the Eastern District of New York, In re Comverse Technology, Inc. Derivative Litigation; and (iii) a shareholder derivative action before the New York State Supreme Court, Appellate Division, First Department, In re Comverse Technology, Inc. Derivative Litigation.
Verint was not named as a defendant in any of these suits. Igal Nissim, our former Chief Financial Officer, was named as a defendant in the federal and state shareholder derivative actions in his capacity as the former Chief Financial Officer of Comverse, and Dan Bodner, our Chief Executive Officer, was named as a defendant in the federal and state shareholder derivative actions in his capacity as the Chief Executive Officer of Verint (i.e., as the president of a significant subsidiary of Comverse). Mr. Nissim and Mr. Bodner were not named in the shareholder class action suit.
The federal shareholder derivative suit alleged that the defendants breached their fiduciary duties beginning in 1994 by: (i) allowing and participating in a scheme to backdate the grant dates of employee stock options to improperly benefit Comverse’s executives and certain directors; (ii) allowing insiders, including certain of the defendants, to personally profit by trading Comverse’s stock while in possession of material inside information; (iii) failing to properly oversee or implement procedures to detect and prevent such improper practices; (iv) causing Comverse to issue materially false and misleading proxy statements, as well as causing Comverse to file other false and misleading documents with the SEC; and (v) exposing Comverse to civil liability. The plaintiffs originally filed suit on April 20, 2006. The Consolidated, Amended, and Verified Shareholder Derivative Complaint, filed on October 6, 2006, sought unspecified damages, injunctive relief, including restricting the proceeds of the defendants’ trading activities and other assets, setting aside the election of the defendant directors to the Comverse board of directors, and costs and attorneys’ fees. On December 21, 2007, motions to dismiss the federal shareholder derivative suit were fully briefed on behalf of Comverse as well as the individual defendants, including Mr. Nissim and Mr. Bodner. No decision had been rendered on these motions to dismiss as of the signing of the settlement agreements or as of the filing date of this report.
The state shareholder derivative suit made similar allegations to the federal shareholder derivative suit. The plaintiffs first filed suit on April 11, 2006. The Consolidated and Amended Shareholder Derivative Complaint, which was filed on September 18, 2006, sought unspecified damages, injunctive relief, such as restricting the proceeds of the defendants’ trading activities and other assets, and costs and attorneys’ fees.

The agreements in settlement of the above-mentioned actions are subject to notice to Comverse’s shareholders and approval by the federal and state courts in which such proceedings are pending. Neither we nor Mr. Nissim or Mr. Bodner is responsible for making any payments or relinquishing any equity holdings under the terms of the settlement.
Comverse was also the subject of a SEC investigation and resulting civil action regarding the improper backdating of stock options and other accounting practices, including the improper establishment, maintenance, and release of reserves, the reclassification of certain expenses, and the calculation of backlog of sales orders. On June 18, 2009, Comverse announced that it had reached a settlement with the SEC on these matters without admitting or denying the allegations of the SEC complaint.
Verint Investigation-Related Matters
On July 20, 2006, we announced that, in connection with the SEC investigation into Comverse’s past stock option grants which was in process at that time, we had received a letter requesting that we voluntarily provide to the SEC certain documents and information related to our own stock option grants and practices. We voluntarily responded to this request. On April 9, 2008, as we previously reported, we received a “Wells Notice” from the staff of the SEC arising from the staff’s investigation of our past stock option grant practices and certain unrelated accounting matters. These accounting matters were also the subject of our internal investigation. On March 3, 2010, the SEC filed a settled enforcement action against us in the United States District Court for the Eastern District of New York relating to certain of our accounting reserve practices. Without admitting or denying the allegations in the SEC’s Complaint, we consented to the issuance of a Final Judgment permanently enjoining us from violating Section 17(a) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder. The settled SEC action did not require us to pay any monetary penalty and sought no relief beyond the entry of a permanent injunction. The SEC’s related press release noted that, in accepting the settlement offer, the SEC considered our remediation and cooperation in the SEC’s investigation. The settlement was approved by the United States District Court for the Eastern District of New York on March 9, 2010.
On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file our periodic reports under the Exchange Act. Under the SEC’s Wells process, recipients of a Wells Notice have the opportunity to make a Wells Submission before the SEC staff makes a recommendation to the SEC regarding what action, if any, should be brought by the SEC. On January 15, 2010, we submitted a Wells Submission to the SEC in response to this Wells Notice. On March 3, 2010, the SEC issued an OIP pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. We are currently evaluating the Section 12(j) OIP, including available procedural remedies and intend to defend against the possible suspension or revocation of the registration of our common stock.

On March 26, 2009, a motion to approve a class lawsuit action (the “Labor Motion”) and the class action lawsuit itself (the “Labor Class Action”) (Labor Case No. 4186/09) were filed against our subsidiary, Verint Systems Limited (“VSL”) by a former employee of VSL, Orit Deutsch in the Tel Aviv Labor Court. Mrs. Deutsch purports to represent a class of our employees and ex-employees, who were granted options to buy shares of Verint, and to whom allegedly, damages were caused as a result of the blocking of the ability to exercise Verint options by our employees or ex-employees. The Labor Motion and the Labor Class Action both claim that we are responsible for the alleged damages due to our status as employer and that the blocking of Verint options from being exercised constitutes default of the employment agreements between the members of the class and VSL. The Labor Class Action seeks compensatory damages for the entire class in an unspecified amount. On July 9, 2009, we filed a motion for summary dismissal and alternatively for the stay of the Labor Motion. A preliminary session was held on July 12, 2009. Mrs. Deutsch filed her response to our response on November 10, 2009. On February 8, 2010, the Tel Aviv Labor Court dismissed the case for lack of material jurisdiction and ruled that it will be transferred to the District Court in Tel Aviv.
Witness Investigation-Related Matters
At the time of our May 25, 2007 acquisition of Witness, Witness was subject to a number of proceedings relating to a stock options backdating internal investigation undertaken and publicly disclosed by Witness prior to the acquisition. The following is a summary of those proceedings and developments since the date of the acquisition.
On August 29, 2006, A. Edward Miller filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of Georgia (Atlanta Division) naming Witness as a nominal defendant and naming all of Witness’ directors and a number of its officers as defendants (Miller v. Gould, et al., Civil Action No. 1:06-CV-2039 (N.D. Ga.)). The complaint alleged purported violations of federal and state law, and violations of certain antifraud provisions of the federal securities laws (including Sections 10(b) and 14(a) of the Exchange Act and Rules 10b-5 and 14a-9 thereunder) in connection with certain stock option grants made by Witness. The complaint sought monetary damages in unspecified amounts, disgorgement of profits, an accounting, rescission of stock option grants, imposition of a constructive trust over the defendants’ stock options and proceeds derived therefrom, punitive damages, reimbursement of attorneys’ fees and other costs and expenses, an order directing Witness to adopt or put to a stockholder vote various proposals relating to corporate governance, and other relief as determined by the court. On March 11, 2009, the Court granted defendants’ motion to dismiss the complaint in its entirety, with prejudice. Plaintiff did not file an appeal and the time to do so under the federal rules has elapsed.
On August 14, 2006, a class action securities lawsuit was filed by an individual claiming to be a Witness stockholder naming Witness and certain of its directors and officers as defendants in connection with certain stock option grants made by Witness (Rosenberg v. Gould, et al., Civil Action No. 1:06-CV-1894 (N.D. Ga.)). The complaint, filed in the U.S. District Court for the Northern District of Georgia, alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaint sought unspecified damages, attorneys’ fees and other costs and expenses, unspecified extraordinary, equitable and injunctive relief, and other relief as determined by the court. On March 31, 2008, the Court granted defendants’ motion to dismiss the complaint in its entirety, with prejudice. On April 29, 2008, plaintiff filed a notice of appeal and on January 9, 2009, the 11th Circuit affirmed the lower court’s dismissal of the complaint. Plaintiff has not pursued further appeal of this decision and the time to do so under the federal rules has elapsed.

On October 27, 2006, Witness received notice from the SEC of an informal non-public inquiry relating to the stock option grant practices of Witness from February 1, 2000 through the date of the notice. On July 12, 2007, we received a copy of the Formal Order of Investigation from the SEC relating to substantially the same matter as the informal inquiry. We and Witness have fully cooperated, and intend to continue to fully cooperate, if called upon to do so, with the SEC regarding this matter. In addition, the U.S. Attorney’s Office for the Northern District of Georgia was also given access to the documents and information provided by Witness to the SEC. Our last communication with the SEC with respect to the matter was in June 2008.
Verint Patent and General Litigation Matters
On December 18, 2006, Trover Group, Inc. (“Trover”) filed a patent infringement suit seeking monetary damages and injunctive relief in the U.S. District Court for the Eastern District of Texas against us, Target Corporation, and The Home Depot, Inc. based on claims of U.S. Patent Nos. 5,751,345 and 5,751,346 (the “Trover Patents”). Trover dismissed Home Depot and Target without prejudice on April 17, 2008 and on April 25, 2008, respectively. Trover also commenced separate patent infringement suits in the U.S. District Court for the Eastern District of Texas against Diebold Incorporated, one of our customers, and against Regions Bank, a user of our video security and surveillance products. On July 21, 2008, we entered into a settlement agreement with Trover. The settlement agreement provides protections to us and other parties that have or had purchased or used certain of our products, including the products at issue in the foregoing litigations. On July 23, 2008, the court dismissed with prejudice all claims asserted against us by Trover.
On October 18, 2005, the Administrative Court of Appeals of Athens entered a final, non-appealable verdict against our wholly-owned subsidiary, Verint Systems UK Ltd. (formerly Comverse Infosys UK Limited) (“Verint UK”), in a dispute between Verint UK and its former customer, the Greek Civil Aviation Authority, which began in June 1999. The Greek Civil Aviation Authority had claimed that the equipment provided to it by Verint UK did not operate properly. The verdict did not contain a calculation of the monetary judgment, but as of October 31, 2009, we estimated the amount at approximately $2.6 million based on an earlier decision in the case, exclusive of any interest which may be assessed on the judgment based on the passage of time. The Greek government must seek enforcement of this judgment in the United Kingdom. To date this judgment has not been enforced and we have made no payments.

Witness Patent and General Litigation Matters
At the time of our May 25, 2007 acquisition of Witness, Witness was subject to a number of patent and general litigations that were publicly disclosed by Witness prior to the acquisition. The following is a summary of those proceedings and developments since the date of the acquisition:
Knowlagent
On December 11, 2002, Witness filed a lawsuit in the United States District Court for the Northern District of Georgia, Atlanta Division, against Knowlagent, Inc. (“Knowlagent”), which is the assignee of U.S. Patent Nos. 6,324,282 B1 and 6,459,787 B2. Witness sought a declaration that it did not infringe either of these two patents and a declaration that these patents were invalid and unenforceable. We subsequently reached a settlement agreement with Knowlagent and the case was terminated on August 31, 2007.
Blue Pumpkin
On March 14, 2007, Witness was served with a complaint by Doron Aspitz, the former Chief Executive Officer of Blue Pumpkin Software, Inc. (“Blue Pumpkin”), in California Superior Court for the County of Santa Clara. The complaint named Witness as defendant and asserted eight causes of action, including promissory estoppel and negligent misrepresentation, in connection with Witness’s 2005 acquisition of Blue Pumpkin. The complaint sought over $5.0 million in compensatory damages as well as other unquantified punitive and exemplary damages. On August 10, 2007, Witness successfully removed the suit from the California Superior Court to the Southern District of New York and on August 14, 2007, the plaintiff voluntarily dismissed the suit.
NICE Systems Settlement Agreement
On August 1, 2008, we reached a settlement agreement with NICE to resolve all patent litigations between NICE and Witness in existence at that time. The following is a summary of these litigations, each of which was formally terminated by the applicable court between August 8, 2008 and August 13, 2008:
•	Suit filed on July 20, 2004, in the U.S. District Court for the Southern District of New York by STS Software Systems Ltd. (“STS Software”), a wholly-owned subsidiary of NICE and declaratory judgment action filed the same day by Witness against STS Software in the U.S. District Court for the Northern District of Georgia. These two cases were consolidated to the Northern District of Georgia, where STS Software asserted that certain Witness recording products infringed on claims of U.S. Patent Nos. 6,122,665; 6,865,604; 6,871,229; and 6,880,004 relating to VoIP technology and sought only injunctive relief. A bench trial was held from March 17-21, 2008. On May 23, 2008, the court entered a judgment of non-infringement in our favor.
•	Suit filed on August 30, 2004, in the U.S. District Court for the Northern District of Georgia, Atlanta Division, by Witness against NICE Systems, Inc., a wholly-owned subsidiary of NICE. Witness asserted that NICE’s screen capture products infringed on claims of U.S. Patent Nos. 5,790,790 and 6,510,220. The case was consolidated with a separate February 24, 2005 suit filed by Witness against NICE alleging infringement on the same patents. We were waiting on the court to assign a trial date at the time of the settlement.

•	Suit filed on January 19, 2006, in the U.S. District Court for the Northern District of Georgia, Atlanta Division, by Witness against NICE. Witness asserted that NICE’s speech analytics products infringed on claims of U.S. Patent No. 6,404,857. A jury trial was held from May 12-16, 2008 and the jury returned a verdict in our favor and against NICE on the claims of infringement. The jury also awarded us $3.3 million in damages; however, this award was superseded by the terms of the settlement agreement disclosed above.
•	Suit filed on May 10, 2006, in the U.S. District Court for the District of Delaware by NICE against Witness seeking monetary damages and injunctive relief. NICE asserted that various Witness recording products infringed on claims of U.S. Patent Nos. 5,274,738; 5,396,371; 5,819,005; 6,249,570; 6,728,345; 6,775,372; 6,785,370; 6,870,920; 6,959,079; and 7,010,109. These patents cover various aspects for recording customer interaction communications and traditional call logging. A jury trial was held from January 14-22, 2008, and the jury was unable to reach a verdict, resulting in a mistrial.
•	Declaratory judgment action filed on December 27, 2006, in the U.S. District Court for the Northern District of Georgia by NICE against Witness seeking a declaration that the claims of U.S. Patent No. 6,757,361 (relating to speech analytics) were invalid and that NICE has not infringed this patent. The Court granted our motion to dismiss the case for lack of subject matter jurisdiction on August 10, 2007.
From time to time we or our subsidiaries may be involved in other legal proceedings and/or litigation arising in the ordinary course of our business that might impact our financial position, our results of operations, or our cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Since February 1, 2007, our common stock has traded on the over-the-counter securities market under the symbol “VRNT.PK” with pricing and financial information provided by the Pink Sheets. Prior to February 1, 2007, our common stock traded on NASDAQ under the symbol “VRNT”. However, as a result of the delay in filing our periodic reports with the SEC, we were unable to comply with the listing standards of NASDAQ and our common stock was suspended from trading effective February 1, 2007 and formally de-listed effective June 4, 2007.
The following table sets forth the range of high and low intra-day sales prices of our common stock as reported on NASDAQ for the period from February 1, 2005 through January 31, 2007 and high and low quotations as reported by the Pink Sheets from February 1, 2007 through January 31, 2008. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions:

Year Ended January 31,	Quarter	Low	High

2006	2/1/05 – 4/30/05	$29.74	$40.80
	5/1/05 – 7/31/05	$30.18	$39.59
	8/1/05 – 10/31/05	$36.48	$42.73
	11/1/05 – 1/31/06	$33.21	$39.77

2007	2/1/06 – 4/30/06	$31.86	$37.98
	5/1/06 – 7/31/06	$25.14	$33.89
	8/1/06 – 10/31/06	$26.50	$33.05
	11/1/06 – 1/31/07	$32.09	$36.67

2008	2/1/07 – 4/30/07	$28.40	$32.80
	5/1/07 – 7/31/07	$28.40	$33.25
	8/1/07 – 10/31/07	$23.50	$30.25
	11/1/07 – 1/31/08	$13.35	$25.10
Holders
There were 98 holders of record of our common stock at February 28, 2010. Such record holders include holders who are nominees for an undetermined number of beneficial owners.

Dividends
We have not declared or paid any cash dividends on our equity securities and have no current plans to pay any dividends on our equity securities. We intend to retain our earnings to finance the development of our business, repay debt, and for other corporate purposes. In addition, the terms of our credit agreement restrict our ability to pay cash dividends on shares of our common or preferred stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” under Item 7, for a more detailed discussion of these limitations. Our ability to pay dividends on our common stock is also limited by the terms of our outstanding shares of preferred stock which ranks senior to our common stock with respect to the payment of dividends and bears a preferred dividend which currently accrues at the rate of 3.875% per year. See Note 9, “Convertible Preferred Stock” to the consolidated financial statements included in Item 15 for a more detailed discussion of these restrictions.
Any future determination as to the payment of dividends on our common stock will be made by our board of directors at its discretion, subject to the limitations contained in the credit agreement and the rights of the holders of the preferred stock and will depend upon our earnings, financial condition, capital requirements, and other relevant factors.
Securities Authorized for Issuance Under Equity Compensation Plans
See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plan Information” under Item 12.

Stock Performance Graph
The following table compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Index, assuming an investment of $100 on May 16, 2002, the date of our IPO, through January 31, 2008, and the reinvestment of any dividends. The comparisons in the graph below are based upon historical data based upon closing sale prices on NASDAQ for our common stock for each day prior to the year ended January 31, 2007 and the high and low closing bid quotations (as reported by the Pink Sheets) for each day during the year ended January 31, 2008 and are not indicative of, nor intended to forecast, future performance of our common stock.

	May 16, 2002	January 31, 2003	January 31, 2004	January 31, 2005	January 31, 2006	January 31, 2007	January 31, 2008
Verint Systems Inc.	$100	$128.50	$169.77	$263.15	$250.17	$228.09	$127.67
NASDAQ Composite Index	$100	$90.60	$159.14	$152.93	$183.47	$181.75	$178.73
NASDAQ Computer & Data Processing Index	$100	$85.53	$113.76	$121.70	$131.70	$147.19	$150.86

Recent Sales of Unregistered Securities
Preferred Stock
On May 25, 2007, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Comverse, pursuant to which Comverse purchased, for cash, an aggregate of 293,000 shares of our preferred stock, at an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used, together with the proceeds of the term loan under our credit agreement, described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under Item 7 and in Note 7, “Long-term Debt” to the consolidated financial statements included in Item 15, and cash on hand, to finance the acquisition of Witness.
The preferred stock was issued at a purchase price of $1,000 per share and ranks senior to our common stock. Commencing 180 days after we become compliant with our SEC reporting requirements, and provided that the underlying shares of our common stock have been approved for issuance by our common stockholders, Comverse will have demand and customary “piggyback” registration rights with respect to the preferred stock. See “Certain Relationships and Related Transactions, and Director Independence — Comverse Preferred Stock Financing Agreements” under Item 13 for additional information. The preferred stock does not have voting or conversion rights until the underlying shares of common stock are approved for issuance by a vote of holders of a majority of our common stock, at which time each share of preferred stock will be entitled to a number of votes equal to the number of shares of our common stock into which such preferred stock would have been convertible at the Conversion Rate (as defined below) in effect on the date the preferred stock was issued to Comverse. Following receipt of stockholder approval for the issuance of the underlying shares, each share of preferred stock will be convertible at the option of the holder thereof into a number of shares of our common stock equal to the liquidation preference then in effect divided by the conversion price then in effect. The initial conversion price is set at $32.66 and the initial conversion rate is set at 30.6185 shares of common stock for each share of preferred stock that is converted. We also have the right in certain circumstances to cause the mandatory conversion of the preferred stock into shares of common stock at the then-applicable conversion rate.
The terms of the preferred stock also provide that upon a fundamental change, as defined in the certificate of designation, the holders of the preferred stock will have the right to require us to repurchase the preferred stock for 100% of the liquidation preference then in effect. If we fail to repurchase the preferred stock as required upon a fundamental change, then the number of directors constituting the board of directors will be increased by two, and the holders of the preferred stock will have the right to elect two directors to fill such vacancies. Upon repurchase of the preferred stock subject to the fundamental change repurchase right, the holders of the preferred stock will no longer have the right to elect additional directors, the term of office of each additional director will terminate immediately upon such repurchase, and the number of directors will, without further action, be reduced by two. In addition, in the event of a fundamental change, the conversion rate will be increased to provide for additional shares of common stock issuable to the holders of the preferred stock upon conversion, based on a sliding scale depending on the acquisition price, as defined in the certificate of designation, ranging from zero to 3.7 additional shares of common stock for every share of preferred stock converted into common stock following a fundamental change. The preferred stock was issued in a private placement in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Equity Grants
As a result of our inability to file required SEC reports during our extended filing delay period, we ceased using our registration statement on Form S-8 to make equity grants to employees. As a result, on March 27, 2006, we suspended option exercises under our equity incentive plans and terminated purchases under our employee stock purchase plan for all employees, including executive officers. In addition, we did not make any equity awards to employees, including executive officers, during the year ended January 31, 2007.
On May 24, 2007, we received a no-action letter from the SEC upon which we relied to make a broad-based equity grant to employees under a no-sale theory. The stock option committee of our board of directors approved this grant on July 2, 2007. On this same date, the board of directors and the stock option committee also approved an equity grant to our directors, executive officers, and certain other executives who were accredited investors in reliance upon a private placement exemption from the federal securities laws.
We have continued to rely on our no-action relief to make broad-based equity grants during our extended filing delay period, while simultaneously making grants to our executive officers and directors under a private placement exemption. We believe that these continued broad-based equity awards have been an important part of our retention initiatives and have also helped to incentivize participants and build long-term commitment and goodwill to the company.
The following summarizes various time-based equity awards approved by the stock option committee on the dates listed below since the beginning of the year ended January 31, 2007 under the application of the no-sale theory to employees (excluding directors and executive officers) in the United States and elsewhere throughout the world:
•	July 2, 2007 and August 23, 2007 — equity awards representing an aggregate of approximately 669,000 shares;
•	December 7, 2007 — equity awards representing approximately 235,000 shares;
•	April 10, 2008 and May 28, 2008 — equity awards representing an aggregate of approximately 717,000 shares;
•	March 4, 2009 — equity awards representing approximately 585,000 shares; and
•	May 20, 2009 — equity awards representing approximately 458,000 shares.

The following summarizes various time-based and performance-based equity awards approved by the board of directors or the stock option committee on the dates listed below since the beginning of the year ended January 31, 2007 under a private placement exemption to directors, executive officers, or other employees qualifying as accredited investors:
•	July 2, 2007 — equity awards representing approximately 602,000 shares;
•	December 6, 2007 — equity awards representing approximately 262,000 shares;
•	May 28, 2008 — equity awards representing approximately 524,000 shares;
•	March 4, 2009 — equity awards representing approximately 768,000 shares;
•	March 19, 2009 — equity awards representing approximately 20,000 shares; and
•	May 20, 2009 — equity awards representing approximately 72,000 shares.
All grants were made under a stockholder-approved equity compensation plan or contain vesting conditions which require that we receive stockholder approval of a new equity compensation plan or have additional share capacity under an existing stockholder-approved equity compensation plan for the awards to stock vest. All grants were compensatory in nature and were issued without cost to the employee. For a more detailed discussion of equity granted to our executive officers, see “Executive Compensation — Compensation Discussion and Analysis” under Item 11.
Issuer Purchases of Equity Securities
All of the purchases in the table below reflect shares withheld upon vesting of restricted stock to satisfy statutory minimum tax withholding obligations. The shares that were withheld were deposited in our treasury and a corresponding cash payment was made by us to the tax authorities. Due to the extended period covered by this report, the table below only includes those months in which purchases were made (no purchases were made in the months omitted from the table). Purchases subsequent to January 31, 2008, which are not included in the table below, are as follows (repurchase prices correspond to the closing prices of our common stock on the Pink Sheets on the relevant vesting dates (or the trading date immediately preceding the vesting date)): February 16, 2008 (2,000 shares at $17.69 per share), May 16, 2008 (2,000 shares at $23.50 per share), May 16, 2009 (8,000 shares at $6.20 per share), and January 11, 2010 (2,913 shares at $19.00 per share). From time to time, we may also foreclose on shares of our common stock pledged to us by non-officer employees as security for tax-related loans associated with equity vestings if the employee defaults on his or her repayment obligations.

Issuer Purchases of Equity Securities

					(d)
					Maximum number (or
			(c)		approximate dollar value)
	(a)		Total number of shares (or		of shares (or units) that
	Total number of	(b)	units) purchased as part of		may yet be purchased
	shares (or units)	Average price paid per	publicly announced plans or		under the plans or
Period	purchased	share (or unit)	programs		programs
December 2005	12,340	$38.22	N/A		N/A
December 2006	15,976	$33.82	N/A		N/A
July 2007	7,500	$30.77	7,500	[1]	N/A	[1]
August 2007	3,000	$27.55	3,000	[1]	N/A	[1]
November 2007	2,500	$21.00	2,500	[1]	N/A	[1]

[1]	On June 28, 2007, our board of directors approved a limited stock repurchase program (the “Director Repurchase Program”) to enable us to automatically repurchase, upon vesting, 40% of the shares of restricted stock otherwise deliverable to the independent directors of our board of directors (and such other directors as our board of directors may from time to time designate) upon such vesting in order to enable these directors to make required tax payments. The Director Repurchase Program is effective through the date we become compliant with our SEC reporting obligations. Based on all grants made eligible for the Director Repurchase Program as of the filing date of this report, assuming that the Director Repurchase Program is still in effect at the time of vesting and that all grants vest, the maximum number of shares yet to be repurchased is currently 8,000. In addition, on November 24, 2009, our board of directors approved a limited stock repurchase program (the “Officer Repurchase Program”) to enable us to offer to repurchase from each executive officer the number of shares necessary to satisfy such officer’s minimum tax withholding obligation in connection with equity vesting-related tax events that occur during a company-imposed trading blackout. Our executive officers are not obligated to participate in the Officer Repurchase Program, which is effective through the date we file our Annual Report on Form 10-K for the year ending January 31, 2010 and is not limited to a set number of shares.
Item 6. Selected Financial Data
The following selected consolidated financial data as of and for the years ended January 31, 2008, 2007, and 2006 has been derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data as of and for the years ended January 31, 2005 and 2004, has been derived from our restated unaudited consolidated financial statements, which are not contained in this report. Our historical results should not be viewed as indicative of results expected for any future period.
The financial information as of and for the years ended January 31, 2005 and 2004 has been restated to reflect adjustments to our financial statements as discussed in “Explanatory Note” in the forepart of this report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and in Note 2, “Corrections of Errors in Previously Issued Consolidated Financial Statements” to the consolidated financial statements included in Item 15.

We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this report, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.
Five-Year Selected Financial Highlights:

Consolidated Statements of Operations Data
	For the Years Ended January 31,
(in thousands, except per share data)	2008	2007	2006	2005	2004
				(Restated)	(Restated)

Revenue	$534,543	$368,778	$278,754	$214,038	$174,132

Operating income (loss)	$(114,630)	$(47,253)	$4,112	$(15,074)	$5,609

Net income (loss)	$(198,609)	$(40,519)	$1,664	$19,027	$2,276

Net income (loss) applicable to common shares	$(207,290)	$(40,519)	$1,664	$19,027	$2,276

Net income (loss) per share:
Basic	$(6.43)	$(1.26)	$0.05	$0.62	$0.08

Diluted	$(6.43)	$(1.26)	$0.05	$0.59	$0.08

Weighted-average shares:
Basic	32,222	32,156	31,781	30,881	27,831

Diluted	32,222	32,156	32,620	32,175	29,083

We have never declared a cash dividend to common stockholders.

Consolidated Balance Sheet Data
	As of January 31,
(in thousands)	2008	2007	2006	2005	2004
				(Restated)	(Restated)

Total assets	$1,492,275	$593,676	$609,558	$529,761	$414,639
Long-term debt, including current maturities	610,000	1,058	1,325	1,823	1,889
Preferred stock	293,663	—	—	—	—
Total stockholders’ equity	29,298	197,604	219,632	203,074	151,045
During the five year period ended January 31, 2008, we acquired a number of businesses, the more significant of which were the acquisitions of MultiVision in January 2006, Mercom in July 2006, and Witness in May 2007. The operating results of acquired businesses have been included in our consolidated financial statements since their respective acquisition dates and have contributed to our revenue growth.

The May 2007 acquisition of Witness had significant impacts to our operating results for the year ended January 31, 2008, including the following:
•	an increase in revenue of $123.1 million;
•	additional amortization of intangible assets of $22.6 million;
•	a $6.4 million charge for in-process research and development;
•	integration costs of $11.0 million incurred to support and facilitate the combination of Verint and Witness into a single organization;
•	legal fees of $8.7 million associated with pre-existing litigation between Witness and a competitor;
•	interest expense on our term loan of $34.4 million;
•	realized and unrealized losses on our interest rate swap of $29.2 million; and
•	unrealized gains of $7.2 million on an embedded derivative financial instrument related to the variable dividend feature of our preferred stock.
Operating results for the years ended January 31, 2008 and 2007 include non-cash impairment charges related to the MultiVision acquisition of $9.4 million and $21.6 million, respectively, and non-cash impairment charges related to the Opus, CM Insight, and a portion of the Witness acquisitions of $14.0 million and $3.1 million, respectively.
Operating results for the year ended January 31, 2008 include $3.3 million in restructuring costs and approximately $26 million in professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status.
Operating results for the years ended January 31, 2008 and 2007 include stock-based compensation expense associated with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payments (“SFAS No. 123(R)”), of $31.0 million and $18.6 million, respectively.
Operating results for the year ended January 31, 2007 include a $19.2 million one-time settlement charge related to our exit from a royalty-bearing program with the OCS.
More detailed information regarding these transactions appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

The following unaudited tables present the impact of the restatement adjustments to selected financial data previously presented in our Annual Report on Form 10-K for the years ended January 31, 2005 and 2004. We have derived this data from our unaudited consolidated financial statements not contained within this report:

Condensed Consolidated Statements of Operations
	For the Years Ended January 31,
	2005			2004
(in thousands, except per share data)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Revenue	$249,824	$(35,786)	$214,038	$192,744	$(18,612)	$174,132

Cost of revenue	112,774	(494)	112,280	89,302	(6,075)	83,227

Gross profit	137,050	(35,292)	101,758	103,442	(12,537)	90,905

Operating expenses:
Research and development, net	31,961	(2,644)	29,317	23,233	(3,676)	19,557
Selling, general and administrative	83,070	1,291	84,361	63,020	2,719	65,739
In-process research and development	3,154	—	3,154	—	—	—
Acquisition-related write-downs (1)	1,481	(1,481)	—	—	—	—

Total operating expenses	119,666	(2,834)	116,832	86,253	(957)	85,296

Operating income (loss)	17,384	(32,458)	(15,074)	17,189	(11,580)	5,609

Other income, net	3,618	374	3,992	2,670	82	2,752

Income (loss) before income taxes	21,002	(32,084)	(11,082)	19,859	(11,498)	8,361

Provision for (benefit from) income taxes	1,930	(32,039)	(30,109)	1,921	4,164	6,085

Net income (loss)	$19,072	$(45)	$19,027	$17,938	$(15,662)	$2,276

Net income (loss) per share
Basic	$0.62	$—	$0.62	$0.65	$(0.57)	$0.08

Diluted	$0.58	$0.01	$0.59	$0.61	$(0.53)	$0.08

Weighted average common shares outstanding

Basic	30,894	(13)	30,881	27,690	141	27,831

Diluted	32,626	(451)	32,175	29,437	(354)	29,083

(1)	$1.5 million of acquisition-related write-downs was reclassified to cost of revenue to correctly present the acquisition-related write-downs in accordance with GAAP.

Condensed Consolidated Balance Sheets
	As of January 31,
	2005			2004
(in thousands)	As reported	Adjustments	As Restated	As reported	Adjustments	As Restated

Assets

Cash and cash equivalents	$45,100	$(177)	$44,923	$77,516	$(76)	$77,440
Restricted cash and bank time deposits	—	177	177	—	76	76
Short-term investments	195,314	—	195,314	151,197	—	151,197
Accounts receivable, net	39,072	(6,309)	32,763	31,856	(8,790)	23,066
Inventories	17,267	994	18,261	15,833	2,499	18,332
Receivables from affiliates	—	1,221	1,221	1,824	3,922	5,746
Property and equipment, net	17,540	(49)	17,491	14,129	(7)	14,122
Goodwill	49,625	44	49,669	14,364	293	14,657
Intangible assets, net	12,026	(83)	11,943	2,051	(27)	2,024
Capitalized software development costs, net (1)	9,728	86	9,814	10,815	172	10,987
Other assets	13,306	134,879	148,185	9,121	87,871	96,992

Total assets	$398,978	$130,783	$529,761	$328,706	$85,933	$414,639

Liabilities and Stockholders’ Equity

Accounts payable and accrued expenses	$67,012	$16,517	$83,529	$49,564	$9,380	$58,944
Deferred revenue	41,086	184,865	225,951	26,701	151,560	178,261
Liabilities to affiliates	2,154	(768)	1,386	1,178	(26)	1,152
Other liabilities (2)	5,351	10,470	15,821	6,595	18,642	25,237

Total liabilities	115,603	211,084	326,687	84,038	179,556	263,594

Stockholders’ Equity:
Common stock	32	—	32	30	—	30
Additional paid-in capital	282,364	39,576	321,940	262,472	24,844	287,316
Unearned stock-based compensation	(3,395)	—	(3,395)	(1,615)	—	(1,615)
Retained earnings (accumulated deficit)	2,155	(116,902)	(114,747)	(16,917)	(116,857)	(133,774)
Accumulated other comprehensive income (loss)	2,219	(2,975)	(756)	698	(1,610)	(912)

Total stockholders’ equity	283,375	(80,301)	203,074	244,668	(93,623)	151,045

Total liabilities and stockholders’ equity	$398,978	$130,783	$529,761	$328,706	$85,933	$414,639

(1)	Previously presented within Other assets.

(2)	Includes liability of $2,125 and $1,586 for severance pay as of January 31, 2005 and 2004, respectively, and a convertible note of $2,200 as of January 31, 2004, all previously reported separately.

The following table presents the cumulative effect of the unaudited restatement adjustments on our accumulated deficit for all periods through January 31, 2003. Our restated accumulated deficit as of January 31, 2003 is $136.1 million.

Accumulated deficit as originally reported — January 31, 2003	$(34,855)

Restatement adjustments:
Phase I — Stock-based compensation	(18,135)
Phase II — Other restatement adjustments	4,376
Revenue recognition	(145,176)
Cost of revenue	54,479
Other restatement adjustments	1,064

(103,392)
Income tax benefit	2,197

Total impact of restatement on opening accumulated deficit	(101,195)

Accumulated deficit as restated — January 31, 2003	$(136,050)

The restatement adjustments recorded to the financial statements for the years ended January 31, 2005 and 2004 include the following:
•	Revenue adjustments reflect the net impact of the recognition of revenue over longer periods of time than originally recorded for those multiple element arrangements for which we were unable to determine the fair value of undelivered elements, or where the criteria for revenue recognition was otherwise not met;
•	Adjustments to cost of revenue reflect the net impact of the deferral or recognition of the cost of revenue associated with the corresponding revenue adjustments;
•	Cost of revenue has also been adjusted to reflect the reclassification of certain expenses previously classified as research and development expenses into cost of revenue. These adjustments also account for the reduction in research and development expenses;
•	Cost of revenue and operating expenses have been adjusted to reflect adjustments to stock-based compensation expense, relating to grants by Comverse of options to acquire Comverse common stock, pursuant to the Phase I review performed by Comverse’s Special Committee;
•	Cost of revenue and operating expenses have been adjusted to reflect adjustments to reserves and accruals pursuant to the Phase II investigation performed by our audit committee;

•	The provision for (benefit from) income taxes has been adjusted to reflect the anticipated income tax consequences of all restatement adjustments;
•	Certain restricted cash balances have been reclassified from cash and cash equivalents and into restricted cash and time deposits;
•	Accounts receivable has been adjusted as a result of our revenue recognition corrections, primarily to present accounts receivable net of related deferred revenue;
•	Certain previously recognized cost of revenue deferrals have been reclassified from inventories to deferred cost of revenue within other assets;
•	Property and equipment, net, goodwill, intangible assets, net, and capitalized software development costs, net, have been adjusted to reflect the impact of correcting misstatements identified during our restatement process.
•	We have recorded sizeable increases in deferred revenue and deferred cost of revenue resulting from our revenue recognition corrections. Deferred cost of revenue is reflected within other assets;
•	Accounts payable and accrued expenses have been adjusted to reflect adjustments to reserves and accruals pursuant to the Phase II investigation performed by our audit committee. Accounts payable and accrued expenses have also been adjusted to reflect the impact of correcting misstatements identified during our restatement process.
•	Additional paid-in capital has been corrected to reflect adjustments to stock-based compensation expense pursuant to the Phase I review performed by Comverse’s Special Committee;
•	The changes to accumulated deficit reflect the cumulative impact of all corrections to our statement of operations for periods up to and through the balance sheet date;
•	The changes to accumulated other comprehensive income (loss) reflect the impact of foreign currency translation on corrected balance sheet accounts with functional currencies other than the U.S. Dollar.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Explanatory Note” at the beginning of this report, “Business” under Item 1, “Selected Financial Data” under Item 6, and the consolidated financial statements and the related notes thereto which appear elsewhere in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Risk Factors” under Item 1A.

Investigation and Restatement
Background
Since our IPO in May 2002, we have been a majority-owned subsidiary of Comverse, and prior thereto we were a wholly-owned subsidiary of Comverse.
Phase I Review
While we were a wholly-owned subsidiary of Comverse, our employees received from Comverse options to purchase Comverse common stock, which we accounted for under the then-applicable accounting and disclosure rules of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). We did not recognize any compensation expense for stock options granted to employees during the periods when we were a wholly-owned subsidiary as we believed that the exercise price of the options granted was equivalent to the market price of the common stock on the date of grant. We provided the pro forma disclosures of stock-based compensation in accordance with SFAS No. 123. Since May 2002, none of our employees have received any compensatory awards from Comverse, other than in connection with a repricing of Comverse stock options initiated by Comverse in June 2002.
On March 14, 2006, Comverse announced that its board of directors had formed the Comverse Special Committee, composed of their outside directors, to review matters relating to stock option granting practices of Comverse including the accuracy of the option grant dates.
On April 17, 2006, the Comverse Special Committee announced its preliminary conclusion that the actual dates of measurement for certain Comverse stock option grants differed from the recorded dates. As a result of this announcement, we determined that, until completion of the Comverse review, we could not determine the impact that such review would have on our historical compensation expense or our previous disclosures made in accordance with SFAS No. 123 and APB No. 25. As a result, on April 17, 2006, we announced that our historical financial statements should not be relied on. In addition, we concluded at that time, that without better visibility into the results of the Comverse investigation, we could not disclose any current financial information (other than selected unaudited information, such as revenue data, which would not be impacted by the potential stock-based compensation charges) since that information could ultimately prove to be materially incorrect, incomplete, or misleading.

Although there were no allegations or evidence suggesting that the measurement dates we used for options we granted after our IPO date were incorrect, at the request of our audit committee, our management conducted an internal review of our stock option grant practices to determine whether the actual dates of measurement for any stock options granted following our IPO differed from the recorded dates. No such differences were uncovered and the evidence supported all grant dates. Although it was not the focus of the Phase II investigation, our audit committee subsequently uncovered no evidence of improper stock option backdating.
On September 6, 2006, we announced that the Comverse Special Committee had provided us with preliminary measurement dates for the Comverse stock options granted to our employees, including preliminary calculations of the additional stock-based compensation expense attributable to those grants. We also announced that, based on this information, we had determined that the non-cash, stock-based compensation expense we would possibly need to record was material for certain periods, our expectation was that we would restate certain of our historical financial statements since our IPO, that periods prior to the year ended January 31, 2002 could be affected and that, in addition to such expense, we also expected to record certain material tax charges, make various tax payments, and pay third-party fees and expenses resulting from the improper accounting for certain Comverse stock options.
Phase II Investigation
On November 14, 2006, Comverse announced that the Comverse Special Committee had expanded its investigation into certain non-option related accounting matters, including possible revenue recognition errors, errors in recording of certain deferred tax assets, expense misclassification, misuse of accounting reserves, and understatement of backlog. As a result, our audit committee initiated its own internal investigation into certain of these non-option accounting issues, including accounting reserves, income statement expense classification, and revenue recognition. Our internal investigation of these other accounting issues was conducted by our audit committee with the assistance of Loeb & Loeb LLP, special independent counsel, and BDO Seidman, LLP, forensic accountants, as well as various technology experts. Over 5 million documents were collected and, after filtering the documents for relevance, more than half a million documents were reviewed. Our audit committee and special independent counsel conducted interviews with 27 current and former employees, as well as personnel of our auditors. In addition, representatives of our audit committee interfaced frequently with our personnel worldwide. The review initially covered the year ended January 31, 1998 through the year ended January 31, 2006, but was later expanded to include the year ended January 31, 2007.
VSOE/Revenue Recognition Review
Separate and distinct from the Phase I review and the Phase II investigation, in connection with the audits of our open and prior accounting periods at the time, we announced on November 5, 2007 that we had also undertaken reviews of our accounting treatment for revenue recognition under complex contractual arrangements pursuant to SOP 97-2, SOP 81-1, and related accounting guidance. As part of this review, we completed a comprehensive review of our license and sales agreements, and re-performed our analysis associated with, among other things, the establishment of VSOE of fair value in accordance with SOP 97-2. VSOE of fair value calculations involve making determinations regarding the fair value of our maintenance, professional and implementation services, as well as the application of the residual method to allocate revenue to each element of our bundled hardware and software arrangements.

On March 20, 2008, we announced the completion and key results of the Phase I review and Phase II investigation, which are described more fully below. The VSOE/revenue recognition review has also been completed as described below.
The adjustments recorded in connection with these restatements to our previously filed historical financial statements are set forth below under “- Restatement Adjustments”.
Summary of Findings
Phase I Review
The investigation by the Comverse Special Committee determined that Comverse’s historical stock option granting practices were not in accordance with U.S. GAAP. On that basis, we determined that our previous disclosures made in accordance with SFAS No. 123 and APB No. 25 needed to be restated and that amounts of compensation expense and income tax benefits previously recorded by us were understated, as more fully described below under “- Restatement Adjustments”.
During the course of our management review, no evidence of any differences between the actual dates of measurement and the recorded dates of measurement with respect to Verint stock option grants was discovered. In addition, although it was not the focus of the Phase II investigation discussed below, our audit committee also uncovered no evidence of improper stock option backdating and we believe that the accounting related to these stock options was correct. As a result, no accounting adjustments were required to be recorded.
Phase II Investigation
Issues Resulting in Restatement Adjustments
Reserves Adjustments
Our audit committee found that, prior to the year ended January 31, 2003, accounting reserves were intentionally overstated. Our audit committee found that this practice of overstating reserves was not systemic within Verint but rather was done on an ad hoc basis by a small number of employees, including our former Chief Financial Officer and certain other former employees who directly or indirectly reported to him. Moreover, although this practice of overstating reserves (and the subsequent release of these overstated reserves) necessarily had an impact on our published earnings, our audit committee found no evidence that the purpose of the individuals involved in overstating reserves was to cause any particular effect on earnings. Rather, our audit committee found that the apparent intent of these individuals in overstating reserves was to build a conservative reserve to protect against unanticipated future expenses or erroneous judgments. Our audit committee also concluded that the overstated reserves had resulted in large measure from a simple lack of rigorous and diligent accounting. Our audit committee found no evidence indicating that reserves were intentionally overstated in any period subsequent to the year ended January 31, 2003.

As a result of these findings, we have made adjustments to our historical accounting reserves for those periods as more fully described below under “- Restatement Adjustments”.
Other Phase II Findings
Our audit committee determined that our personnel, including sales teams and senior executives, were focused on the need to meet or exceed budgeted revenue projections on a quarterly basis. In that regard, our audit committee found evidence of the practice of seeking customer agreement to accept delivery of products either earlier or later than originally scheduled delivery dates, depending on our budget needs in a particular quarter. Our audit committee concluded that these actions did not constitute fraud or other unlawful conduct and that the accounting treatment was appropriate and, therefore, the audit committee did not propose any adjustments. However, our audit committee concluded that it was not the best business practice to have delivery decisions influenced by revenue recognition factors. As a result of our audit committee’s conclusions, we have revised our policies and procedures regarding revenue recognition and have established a set of enhanced practices for quarter-end transactions.
Our audit committee found evidence that during the tenure of our former Chief Financial Officer, our finance department’s practices with regard to documenting transactions and conclusions with respect to judgments made by management and the retention of documentation were significantly deficient, which impeded its investigation. As a result, our audit committee determined that enhancement of our record retention practices was necessary. As a result, we have revised our policies and procedures regarding the manner in which transactions are to be documented, the level of support required for documenting management’s judgments, and related document retention procedures.
Our audit committee also investigated the alleged manipulation of backlog and improper expense classifications. The investigation revealed that we did not manipulate our backlog, but we did misclassify certain expenses. The review of statement of operations classifications found that in certain periods, certain royalties and license fees were misclassified as either selling expenses, general and administrative expenses or research and development expenses, and instead should have been classified as components of cost of revenue. We have concluded that such misclassifications were the result of error and did not have a material impact on our previously issued financial statements. However, these reclassifications are included in the Phase II adjustments included in the table entitled “Summary of Restatement Adjustments” below.
Our audit committee also concluded that neither Dan Bodner, our Chief Executive Officer, nor any other of our current executive officers, participated in unlawful activities or wrongful conduct.

With respect to our former Chief Financial Officer, Igal Nissim, our audit committee found Mr. Nissim responsible for, among other things: (i) deficiencies in the finance department’s documentation of transactions and conclusions with respect to management judgment and in failing to retain sufficient documentation; (ii) manipulation of our reserves as described above; and (iii) a failure to properly document revenue recognition policies in a manner that allowed evaluation of compliance with SOP 97-2. Based on its findings, the audit committee recommended that Mr. Nissim be terminated without bonus or severance, subject to contractual obligations and applicable law. At the time of the audit committee’s recommendation in March 2008, we had already completed the transition of the Chief Financial Officer role from Mr. Nissim to Douglas Robinson in December 2006, at which time Mr. Nissim had ceased to be a director or an executive officer, or to have any role in the preparation of our financial statements or public disclosures. In addition, based on previous guidance from our board of directors, we had already notified Mr. Nissim in October 2007 of our intention to formally terminate his employment for cause. Mr. Nissim’s employment officially ended on January 31, 2008 at the conclusion of his employment term.
The audit committee also recommended that we terminate our relationship with three other finance personnel based on the audit committee’s finding that these individuals had participated in the misconduct described above. We subsequently implemented this recommendation.
VSOE/Revenue Recognition Review
The VSOE/revenue recognition review revealed that the requirement to prepare contemporaneous documentation analyzing and supporting the adoption of SOP 97-2 was not adequately performed and that we had prepared limited documentation analyzing our initial and ongoing compliance with SOP 97-2. Errors in recognition of revenue related to many of our contracts, including errors related to the determination of VSOE, were discovered, requiring corrective adjustments to both revenue and cost of revenue as described below under “- Restatement Adjustments”. We have revised and enhanced our revenue recognition policies and controls as part of our remediation efforts, as more fully described below in “Controls and Procedures” under Item 9A.
Restatement Adjustments
Comverse Stock Options — Phase I Review
Comverse’s Special Committee investigation determined that Comverse’s historical stock option granting practices were not in accordance with GAAP and required the restatement of prior period financial information. Based upon the results of the Comverse Special Committee investigation, we determined that our previous disclosures made in accordance with SFAS No. 123 and APB No. 25 needed to be restated and that the amounts of compensation expense previously recorded by us were understated.
The restatements in this report reflect additional stock-based compensation expense and related tax effects under APB No. 25, and restated pro forma disclosures pursuant to the requirements of SFAS No. 123, which were the standards under which we recorded our stock-based compensation through January 31, 2006.

Based on the results of the Comverse Special Committee investigation, we determined that our previously recorded stock-based compensation was understated. As a result, we recorded a pre-tax charge of $18.1 million to our opening retained earnings balance as of February 1, 2003, reflecting the cumulative effect of the Phase I review corrections impacting periods through that date. In addition, the restatements in this report reflect additional non-cash, stock-based compensation expense related to past Comverse stock option grants of approximately $0.1 million and $0.1 million for the years ended January 31, 2005 and 2004, respectively. These adjustments are included within the restatement adjustments of prior financial statements for all periods through October 31, 2005.
Additionally, the Phase I review resulted in additional stock-based compensation expenses in financial statements for periods not previously reported. In addition to stock-based compensation expense resulting from the Phase I review, we recorded non-cash, stock-based compensation charges of approximately $0.6 million in the year ended January 31, 2007 related to a modification of Comverse stock options held by our employees, which extended the exercise periods during the period Comverse was delayed in its financial reporting with the SEC. We also recorded non-cash, stock-based compensation charges of $2.0 million and $2.6 million for the years ended January 31, 2008 and 2007, respectively, related to a modification of Verint stock options which extended their exercise periods during the period we were delayed in our periodic filings with the SEC.
Phase II Investigation — Reserves
Following the publication of our audit committee’s report, we carefully reviewed our historic reserve accounts in light of our audit committee’s findings and found that some reserves lacked adequate supporting documentation. Where documentation was lacking, reviews of actual transactions subsequent to the establishment of the reserves were performed. For certain reserves, the actual subsequent transactions were significantly different than the recorded reserves, even when allowing for modest differences to be expected when an estimated reserve is recorded, and did not justify the amounts of the original reserves. Accordingly, we have restated these accounts to reflect appropriate and supportable balances. As a result, we recorded an increase of $4.4 million to our opening retained earnings balance as of February 1, 2003, reflecting the cumulative pre-tax effect of the Phase II investigation corrections impacting periods through that date. In addition, we recorded Phase II investigation corrections to increase pre-tax earnings by $0.1 million for the nine months ended October 31, 2005, and reduce pre-tax earnings by $1.5 million and $2.2 million for the years ended January 31, 2005 and January 31, 2004, respectively.
VSOE/Revenue Recognition and Cost of Revenue
Following the completion of our revenue recognition review, we determined that in many of the arrangements reviewed, we were unable to determine the fair value of post-contract support (“PCS”) and installation services for undelivered elements within multiple element arrangements, as defined by the guidance in SOP 97-2. As a result, the fair values of the elements of many of these arrangements were not appropriately determined and documented, which affected the timing of the revenue we recognized under these arrangements. Generally, these restatement adjustments resulted in the recognition of revenue over a longer period of time than originally recorded. These restatement adjustments do not, however, impact the overall amount of revenue we will ultimately record and relate only to the proper allocation of this revenue among accounting periods, other than the impact of foreign currency exchange rates on certain revenue now reported and translated into U.S. Dollars in different accounting periods and certain transactions now reported on a gross rather than net basis of accounting. We have corrected these errors in revenue recognition, along with the related cost of revenue, over the period from the year ended January 31, 2001 through October 31, 2005 for these bundled arrangements.

Other Adjustments
The financial statements contained in this report also reflect other accounting adjustments to correct misstatements identified during our restatement process that were not related to historical stock option practices, reserves, or revenue recognition.
Summary of Adjustments
The table below summarizes the aggregate impact of all of the accounting adjustments described above to our historical financial statements for the first nine months of the year ended January 31, 2006 and for the years ended January 31, 2005 and 2004, and reflects the cumulative effect of each type of adjustment for periods prior to and including the year ended January 31, 2003. As no financial statements for periods subsequent to the three months ended October 31, 2005 have previously been filed by us as a result of the various accounting reviews, there are no adjustments or restatements for those periods.
Summary of Restatement Adjustments

	Impact of Restatement
		Cost of	Phase I	Phase II	Other	Total	Income Tax	Total
	Revenue	Revenue	Adjustments	Adjustments	Adjustments	Adjustments,	Effect of All	Adjustments,
(in thousands)	(1)	(2)	(3)	(4)	(5)	Before Taxes	Adjustments	Net of Taxes
	Increase (Decrease) to Earnings
Period:
Cumulative effect on February 1, 2003 opening retained earnings	$(145,176)	$54,479	$(18,135)	$4,376	$1,064	$(103,392)	$2,197	$(101,195)
Year ended January 31, 2004	(20,873)	10,421	(111)	(2,170)	1,235	(11,498)	(4,164)	(15,662)
Year ended January 31, 2005	(37,422)	7,234	(57)	(1,486)	(353)	(32,084)	32,039	(45)

Cumulative effect on February 1, 2005 opening retained earnings	(203,471)	72,134	(18,303)	720	1,946	(146,974)	30,072	(116,902)
Nine month period ended October 31, 2005	(36,722)	11,611	(28)	99	626	(24,414)	2,736	(21,678)

Total adjustments	$(240,193)	$83,745	$(18,331)	$819	$2,572	$(171,388)	$32,808	$(138,580)

1)	Because they do not affect our reported income (loss) before income tax and noncontrolling interest or net income (loss) in any period, these restatement adjustments do not reflect the impact of certain transactions now reported on a gross rather than net basis of accounting.

2)	Includes cost of revenue as well as certain operating costs that vary directly with revenue. These adjustments do not reflect the impact of certain transactions now reported on a gross rather than net basis of accounting.

3)	Includes impact of errors identified in the Phase I review. Further details of these adjustments by year are presented in the table below.

4)	Includes impact of errors identified in the Phase II investigation, primarily relating to impacts to reserves, as well as certain revenue recognition matters unrelated to our VSOE/revenue recognition review and account classifications.

5)	Includes adjustments to correct misstatements identified during our restatement process that were not related to historical stock option practices, reserves, or revenue recognition.
As indicated in the above table, we have restated our reported revenue so that $240 million of revenue that was previously reported through October 31, 2005 is being deferred into subsequent periods. Below is an illustration of when the revenue recognition criteria will be met and therefore how revenue deferred in the restatement is expected to be recognized other than the impact of foreign currency exchange rates on certain revenue now reported and translated into U.S. Dollars in different accounting periods:
•	$26 million in the three-month period ended January 31, 2006;
•	$84 million in the year ended January 31, 2007;
•	$48 million in the year ended January 31, 2008;
•	$34 million in the year ended January 31, 2009;
•	$25 million in the year ended January 31, 2010;
•	$12 million in the year ending January 31, 2011; and
•	$11 million thereafter.

A breakdown of the adjustments by period relating to the Phase I review, to record stock-based compensation expense, is provided below.

Impact of Phase I Adjustments by Period
(in thousands)

Year ended January 31, 1991	$3
Year ended January 31, 1992	5
Year ended January 31, 1993	94
Year ended January 31, 1994	34
Year ended January 31, 1995	95
Year ended January 31, 1996	171
Year ended January 31, 1997	184
Year ended January 31, 1998	15
Year ended January 31, 1999	393
Year ended January 31, 2000	2,147
Year ended January 31, 2001	5,829
Year ended January 31, 2002	3,881
Year ended January 31, 2003	5,284

Cumulative effect on February 1, 2003 opening retained earnings	18,135
Year ended January 31, 2004	111
Year ended January 31, 2005	57

Cumulative effect on February 1, 2005 opening retained earnings	18,303
Nine-month period ended October 31, 2005	28

Total Adjustments	$18,331

Cost of Accounting Investigation and Related Restatements
We have incurred substantial expense for accounting assistance, audit, legal, tax, and other professional services in connection with the accounting reviews and preparation of this report, and the ongoing preparation of our other outstanding periodic reports, including our restatement of previously filed financial statements and our extended filing delay status. Certain of these expenses are difficult to quantify, as we are unable to specifically segregate accounting and tax expenses related to the accounting reviews and related restatement activities from such expenses associated with customary and ongoing accounting and tax services. Billing for these services did not provide this level of differentiation as the services were often commingled. However, we estimate that expenses associated with our restatement of previously filed financial statements and expenses related to our extended filing delay status were approximately $26 million and $4 million in the years ended January 31, 2008 and 2007, respectively, including our best estimate of the associated accounting and tax expenses. Of these amounts, expenses related specifically to the Phase II investigation were approximately $17 million and $3 million in the years ended January 31, 2008 and 2007, respectively. We estimate that we incurred approximately $29 million of expenses associated with our restatement of previously filed financial statements and our extended filing delay status during the year ended January 31, 2009, including approximately $4 million related specifically to the Phase II investigation. We estimate that we incurred approximately $55 million of expenses associated with our restatement of previously filed financial statements and our extended filing delay status during the year ended January 31, 2010. In addition, during our extended filing delay period, we incurred approximately $15 million of expenses associated with a special retention program in the year ended January 31, 2008. We expect to continue to incur significant expenses in connection with completing our periodic reports at least until the time we begin to timely file our SEC filings.

Remedial Efforts
As a result of the Phase I review, the Phase II investigation, and the VSOE/revenue recognition review, and our internal controls testing, we have identified the material weaknesses set forth in “Controls and Procedures” under Item 9A and have implemented several remedial measures relating to corporate governance, training, ethics and corporate culture, internal controls and compliance. Such measures include:
•	establishing an Internal Audit Department, which reports directly to our audit committee;
•	updating our Employee Code of Business Conduct and Ethics and implementing a new Finance and Accounting Code of Conduct that serves as a set of guiding principles emphasizing our commitment to integrity in financial and accounting reporting, as well as transparency and robust and complete communications with, and disclosures to, internal and external auditors;
•	revising and enhancing our revenue recognition policies and controls, including
•	appointing a VP Finance and Global Revenue Controller and Regional Revenue Controllers, and establishing a centralized revenue recognition department to address complex revenue recognition matters and to provide oversight and guidance on the design of controls and processes to enhance and standardize revenue recognition accounting application; and
•	designing and implementing enhanced information technology systems and user applications, including a broader and more sophisticated implementation of our Enterprise Resource Planning system;
•	engaging external subject matter experts to assist in developing, implementing, and/or enhancing accounting and finance-related policies and procedures, including
•	advising on the accounting for and disclosure of stock-based compensation matters;
•	assisting in developing and implementing a formal remediation plan; and
•	assisting in developing, implementing and/or enhancing revenue recognition, account reconciliations, journal entry review/approval procedures, end-user computing, fixed assets, and reserve and accrual analyses;

•	revising our policies and procedures regarding the manner in which transactions are to be documented, the level of support required for documenting management’s judgments and related document retention procedures, including
•	implementing a record retention program to centralize global finance documentation in a standard repository;
•	engaging external subject matter experts with specialized international and consolidated income tax knowledge to assist in creating, implementing, and documenting a consolidated tax process; and
•	expanding our accounting policy and controls organization by creating and filling new positions with qualified accounting and finance personnel, including a new Chief Financial Officer, a new Senior Vice President Finance and Corporate Controller, and a Vice President of Global Accounting as well as creating the position of Chief Compliance Officer.
Business Overview
Verint is a global leader in Actionable Intelligence® solutions and value-added services. Our solutions enable organizations of all sizes to make timely and effective decisions to improve enterprise performance and make the world a safer place. More than 10,000 organizations in over 150 countries — including over 80% of the Fortune 100 — use Verint solutions to capture, distill, and analyze complex and underused information sources, such as voice, video, and unstructured text.
In the enterprise market, our Workforce Optimization solutions help organizations enhance customer service operations in contact centers, branches, and back-office environments to increase customer satisfaction, reduce operating costs, identify revenue opportunities, and improve profitability. In the security intelligence market, our video intelligence, public safety, and communications intelligence and investigative solutions are vital to government and commercial organizations in their efforts to protect people and property and neutralize terrorism and crime.
We support our customers around the globe directly and with an extensive network of selling and support partners.

Background
Shift in Our Business
For the year ended January 31, 2005, our security solutions represented approximately 75% of our revenue, while our business intelligence solutions represented the remainder of our revenue, and we reported those results in a single operating segment. Since that time our revenue mix and financial profile have shifted significantly, primarily as a result of the Witness acquisition in May 2007, but also as the result of the additional changes to our business, each of which is described in more detail below:
•	The Workforce Optimization segment (comprising our legacy business intelligence solutions business and Witness’ entire business) became, and continues to be, our largest business, as measured by revenue and assets. As of January 31, 2008, our Workforce Optimization segment represented approximately 49% of our revenue;
•	the acquisition of Witness increased the software portion of our product mix, which increased our gross margins and has provided us with more recurring maintenance revenue;
•	our customer base has increased to more than 10,000 organizations;
•	we incurred approximately $650.0 million of indebtedness to finance a portion of the Witness acquisition. See “- Liquidity and Capital Resources Requirements” below; and
•	we issued 293,000 shares of preferred stock to Comverse at an aggregate purchase price of $293.0 million to finance a portion of the Witness acquisition, which increased Comverse’s majority ownership position in us to approximately 67% (assuming conversion of all of the preferred stock into common stock). See “Certain Relationships and Related Transactions, and Director Independence” under Item 13.
How We View Our Business
We participate in the enterprise workforce optimization and security intelligence markets through three operating segments: Workforce Optimization, Video Intelligence and Communications Intelligence.
In our Workforce Optimization segment, we are a leading provider of enterprise workforce optimization software and services. Our solutions enable organizations to extract and analyze valuable information from customer interactions and related operational data in order to make more effective, proactive decisions for optimizing the performance of their customer service operations, improving the customer experience, and enhancing compliance. Marketed under the Impact 360® brand to contact centers, back offices, branch and remote offices, and public safety centers, these solutions comprise a unified suite of enterprise workforce optimization applications and services that include IP and TDM voice recording and quality monitoring, speech and data analytics, workforce management, customer feedback, eLearning and coaching, performance management and desktop productivity/application analysis. These applications can be deployed stand-alone or in an integrated fashion. Key business and technology trends driving this segment include a growing interest in a unified workforce optimization suite and sophisticated customer interaction analytics, the adoption of workforce optimization solutions outside contact centers, and the ongoing upgrade of legacy voice (TDM) systems to VoIP telephony infrastructure. For the years ended January 31, 2008, 2007, and 2006, this segment represented approximately 49%, 34%, and 25% of our total revenue, respectively.

In our Video Intelligence segment, we are a leading provider of networked IP video solutions designed to optimize security and enhance operations. Our Video Intelligence solutions portfolio includes IP video management software and services, edge devices for capturing, digitizing, and transmitting video over different types of wired and wireless networks, video analytics, and networked DVRs. Marketed under the Nextiva® brand, this portfolio enables organizations to deploy an end-to-end IP video solution with analytics or evolve to IP video operations without discarding their investments in analog CCTV technology. Key business and technology trends in the Video Intelligence segment include increased demand for advanced security solutions due to ongoing terrorism and security threats around the world and the transition from relatively passive analog CCTV video systems to more sophisticated networked-based IP video solutions. For the years ended January 31, 2008, 2007, and 2006, this segment represented approximately 28%, 33%, and 37% of our total revenue, respectively.
In our Communications Intelligence segment, we are a leading provider of communications intelligence and investigative solutions that help law enforcement, national security, intelligence, and other government agencies effectively detect, investigate, and neutralize criminal and terrorist threats. Our solutions are designed to handle massive amounts of unstructured and structured information from different sources, quickly make sense of complex scenarios, and generate evidence and intelligence. Our portfolio includes solutions for communications interception, service provider compliance, mobile location tracking, fusion and data management, financial crime investigation, web intelligence, integrated video monitoring, and tactical communications intelligence. These solutions can be deployed stand-alone or collectively, as part of a large-scale system to address the needs of large government agencies that require advanced, comprehensive solutions. Key business and technology trends in this segment include the demand for innovative communications intelligence and investigative solutions due to terrorism, criminal activities, and other security threats, an expanding range of communication and information media, the increasing complexity of communications networks and growing network traffic, and legal and regulatory compliance requirements. For the years ended January 31, 2008, 2007, and 2006, this segment represented approximately 23%, 33%, and 38% of our total revenue, respectively.
Generally, we make business decisions by evaluating the risks and rewards of the opportunities available to us in the markets served by each of our segments. We view each operating segment differently and allocate capital, personnel, resources, and management attention accordingly. In reviewing each operating segment, we also review the performance of that segment by geography. Our marketing and sales strategies, expansion opportunities, and product offerings may differ materially within a particular segment geographically, as may our allocation of resources between segments. When making decisions regarding investment in our business, increasing capital expenditures or making other decisions that may reduce our profitability, we also consider the leverage ratio in our credit facility. See “- Liquidity and Capital Resources Requirements”.

Our Strategy
There are several elements to our strategy, including:
•	Continue to drive the development of Actionable Intelligence solutions for unstructured data. We were a pioneer in the development of solutions that help businesses and governmental organizations derive intelligence from unstructured data (such as telephone conversations, video streams, email and Internet communications, etc.) to help them make better decisions. We believe that traditional business intelligence solutions, which have generally been designed for structured data stored in relational databases, cannot easily analyze this unstructured information and that the market opportunity for Actionable Intelligence solutions is still in its early stages. We intend to continue to drive the adoption of Actionable Intelligence solutions by delivering solutions to the workforce optimization and security intelligence markets designed to provide a high return on investment.
•	Maintain market leadership through innovation and customer centricity. We believe that to compete successfully we must continue to introduce solutions that better enable customers to derive Actionable Intelligence from their unstructured data. In order to do this, we intend to continue to make significant investment in research and development and to protect our intellectual property through patents and other means. We must continue to be in regular dialog with our customer base in order to understand their business objectives and requirements.
•	Grow through acquisitions, in addition to organic growth. Companies in our markets continue to consolidate, and we believe this trend will continue. We examine acquisition opportunities regularly as a means to add technology, increase our geographic presence, enhance our market leadership, or expand into adjacent markets. Historically, we have engaged in acquisitions for all of these purposes and expect to continue to do so in the future when strategic opportunities arise.
•	Expand our market presence through OEM and partner relationships. We offer our products and solutions to customers both directly and indirectly. For our indirect sales, we have expanded our relationships with OEMs and other channel partners. We believe these relationships broaden our market coverage, particularly in the SMB portion of the market, though in these arrangements, the partner has the primary relationship with the customer. We believe this is an important part of our growth strategy and intend to expand existing relationships while creating new relationships.

Key Trends and Developments in Our Business
We believe that there are many factors that affect our ability to sustain and increase both revenue and profitability, including:
•	Completion of our outstanding SEC filings. The prolonged period of being a delayed filer has limited the information we have been able to provide to the public and other interested parties, including customers, partners, and bank lenders. This has had an adverse impact upon relationships with customers and partners and, we believe, upon our actual results.
•	Decreased information technology spending. During the current global recession, information technology spending has decreased, and the market for our products and services has been adversely affected. Customers are delaying, reducing, and eliminating their spending on information technology, and we believe this has adversely affected our results.
•	Market acceptance of Actionable Intelligence for unstructured data, particularly analytics. We are in an early stage market where the value of certain aspects of our products and solutions is still in the process of market acceptance. We believe that our future growth depends in part on the continued and increasing acceptance of the value of our data analytics across our product offerings.
•	Our ownership and capital structure constrains investment and growth. We have a majority stockholder that can effectively control our business and affairs. We also are subject to various restrictive covenants under our credit facility, as well as a leverage ratio financial covenant. As a result, our current capital structure limits our ability to issue equity, incur additional debt or make certain investments in our business. We are also limited in our ability to raise additional capital until such time that we have filed certain additional late periodic reports. These limitations may impede our ability to execute upon our business strategy.
See also “Risk Factors” under Item 1A for a more complete description of these and other risks that may impact future revenue and profitability.
Critical Accounting Policies and Estimates
An appreciation of our critical accounting policies is necessary to understand our financial results. The accounting policies outlined below are considered to be critical because they can materially affect our operating results and financial condition, as these policies may require management to make difficult and subjective judgments regarding uncertainties. The accuracy of these estimates and the likelihood of future changes depend on a range of possible outcomes and a number of underlying variables, many of which are beyond our control, and there can be no assurance that our estimates are accurate.

Revenue Recognition
Our revenue recognition policy is a critical component of determining our operating results and is based on a complex set of accounting rules that require us to make significant judgments and estimates. We derive revenue primarily from two sources: product revenue, which includes revenue from hardware and software products; and service and support revenue, which includes revenue from installation services, PCS, project management, hosting services, and training services. Our customer arrangements typically include several of these elements. Revenue recognition for a particular arrangement is dependent upon such factors as the level of customization within the solution and the contractual delivery, acceptance, payment and support terms with the customer. Significant judgment is required to conclude whether collectability of fees is considered probable and whether fees are fixed or determinable. In addition, our multiple element arrangements must be carefully reviewed to determine whether the fair value of each element can be established, which is a critical factor in determining the timing of the arrangement’s revenue recognition.
The majority of our software license arrangements contain multiple elements including software, hardware, PCS, and professional services, such as installation, consulting, and training. We allocate revenue to delivered elements of the arrangement using the residual value method, whereby revenue is allocated to the undelivered elements based on VSOE of the fair value of the undelivered elements as prescribed in SOP 97-2 with the remaining arrangement fee allocated to the delivered elements and recognized as revenue assuming all other revenue recognition criteria are met. If we are unable to establish VSOE of fair value for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered. However, if the only undelivered element is PCS, we recognize the arrangement fee ratably over the PCS period.
Our policy for establishing VSOE of fair value for installation, consulting, and training is based upon an analysis of separate sales of services, which are then compared with the fees charged when the same elements are included in a multiple element arrangement.
PCS revenues are derived from providing technical software support services and software updates and upgrades to customers on a when and if available basis. PCS revenue is recognized ratably over the term of the maintenance period, which in most cases is one year. When PCS is included within a multiple element arrangement, we utilize either the substantive renewal rate approach or the bell-shaped curve approach to establish VSOE of the PCS, depending upon the business operating segment, geographical region, or product line.
Under the bell-shaped curve approach of establishing VSOE, we perform a VSOE compliance test to ensure that a substantial majority (75% or over) of our actual PCS renewals are within a narrow range of plus or minus 15% of the median pricing.
Under the substantive renewal rate approach, we believe it is necessary to evaluate whether both the support renewal rate and term are substantive, and whether the renewal rate is being consistently applied to subsequent renewals for a particular customer. We establish VSOE under this approach through analyzing the renewal rate stated in the customer agreement and determining whether that rate is above the minimum substantive VSOE renewal rate established for that particular PCS offering. The minimum substantive VSOE rate is determined based upon an analysis of revenue associated with historical PCS contracts. Typically, renewal rates of 15% for PCS plans that provide when and if available upgrades, and 10% for plans that do not provide for when and if available upgrades, would be deemed to be minimum substantive renewal rates. For contracts that do not contain a stated renewal rate, revenue associated with the entire bundled arrangement is recognized ratably over the PCS term. Contracts that have a renewal rate below the minimum substantive VSOE rate are deemed to contain a more than insignificant discount element, for which VSOE cannot be established. We recognize revenue for these arrangements over the period that the customer is entitled to renew their PCS at the discounted rate, but not to exceed the estimated economic life of the product. We evaluate many factors in determining the estimated economic life of our products, including the support period of the product, technological obsolescence, product roadmaps, and the customer’s expectations. We have concluded that our software products have estimated economic lives of from five to seven years.

For certain of our products, we do not have an explicit obligation to provide PCS but as a matter of business practice have provided implied PCS. The implied PCS is accounted for as a separate element for which VSOE of fair value does not exist. Arrangements that contain implied PCS are recognized over the period the implied PCS is provided, but not to exceed the estimated economic life of the product.
For shipment of products which include embedded firmware that has been deemed incidental, we recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”), and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). EITF No. 00-21 addresses the accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. Under the terms of SAB No. 104, revenue is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability of the fee is reasonably assured. For shipments of hardware products, delivery is considered to have occurred upon shipment, provided that the risks of loss, and title in certain jurisdictions, have been transferred to the customer.
Some of our arrangements require significant customization of the product to meet the particular requirements of the customer. For these arrangements, revenue is recognized in accordance with Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts, and the relevant guidance contained within SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, typically using the percentage of completion (“POC”) method. Under the POC method, revenue recognition is generally based upon the ratio of hours incurred to date to the total estimated hours required to complete the contract. Profit estimates on long-term contracts are revised periodically based on changes in circumstances, and any losses on contracts are recognized in the period that such losses become evident. Generally, the terms of long-term contracts provide for progress billings based on completion of milestones or other defined phases of work. Significant judgment is often required when estimating total hours and progress to completion on these arrangements, as well as whether a loss is expected to be incurred on the contract due to several factors including the degree of customization required and the customer’s existing environment. If the range of profitability cannot be estimated but some level of profit is assured, revenue is recognized to the extent of costs incurred, until such time that the project’s profitability can be estimated or the services have been completed. In addition, if VSOE of fair value does not exist for the contract’s PCS element, but some level of profit is assured, the zero gross margin approach of applying percentage of completion accounting is used based on the extent of costs incurred. Once the services are completed, the remaining unrecognized portion of the arrangement fee is recognized ratably over the remaining PCS period. In the event some level of profitability on a contract cannot be assured, the completed-contract method of revenue recognition is applied. We use historical experience, project plans, and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties in these arrangements include implementation delays or performance issues that may or may not be within our control.

In certain of our arrangements accounted for under SOP 81-1, the fee is contingent on the return on investment our customers receive from our products and services. Revenue from these arrangements is recognized under the completed contract method of accounting when the contingency is resolved and collectability is assured, which in most cases is upon final receipt of payment.
If an arrangement includes customer acceptance criteria, revenue is not recognized until we can objectively demonstrate that the software or services meet the acceptance criteria, or the acceptance period lapses, whichever occurs earlier. If a software license arrangement obligates us to deliver specified future products or upgrades, revenue is recognized when the specified future products or upgrades are delivered, or when the obligation to deliver specified future products expires, whichever occurs earlier.
We extend customary trade payment terms to our customers in the normal course of conducting business. To assess the probability of collection for purposes of revenue recognition, we have established credit policies that establish prudent credit limits for our customers. These credit limits are based upon our risk assessment of the customer’s ability to pay, their payment history, geographic risk, and other factors, and are not contingent upon the resale of the product or upon the collection of payments from their customers. These credit limits are reviewed and revised periodically on the basis of updated customer financial statement information, payment performance, and other factors.
We record provisions for estimated product returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists (“SFAS No. 48”), in the same period in which the associated revenue is recognized. We base these estimates of product returns upon historical levels of sales returns and other known factors. Actual product returns could be different from our estimates and current or future provisions for product returns may differ from historical provisions. Concessions granted to customers are recorded as reductions to revenue in the period in which they were granted and have been minimal in both amount and frequency.
Product revenue derived from shipments to resellers and OEMs who purchase our products for resale are generally recognized when such products are shipped (on a “sell-in” basis). This policy is predicated on our ability to estimate sales returns as well as the other criteria outlined in SFAS No. 48 regarding these customers. We are also required to evaluate whether our resellers and OEMs have the ability to honor their commitment to make fixed or determinable payments, regardless of whether they collect payment from their customers. In this regard, we assess whether our resellers and OEMs are new, poorly capitalized, or experiencing financial difficulty, and whether they have a pattern of not paying as amounts become due on previous arrangements or seeking payment terms longer than those provided to end customers. If we were to change any of these assumptions or judgments, it could cause a material change to the revenue reported in a particular period. We have historically experienced insignificant product returns from resellers and OEMs, and our payment terms for these customers are similar to those granted to our end-users. Our policy also presumes that we have no significant performance obligations in connection with the sale of our products by our resellers and OEMs to their customers. If a reseller or OEM develops a pattern of payment delinquency, or seeks payment terms longer than generally granted to our resellers or OEMs, we defer the recognition of revenue from transactions with that reseller or OEM until the receipt of cash.

For multiple element arrangements for which we are unable to establish VSOE of fair value of one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement’s revenue into product revenue and service revenue. For these arrangements, we review our VSOE for training, installation and PCS services from similar transactions, stand-alone service arrangements and prepare comparisons to peers, in order to determine reasonable and consistent approximations of fair values of service revenue for income statement classification purposes with the remaining amount being allocated to product revenue. Installation services associated with our Communications Intelligence arrangements recognized under SOP 97-2 are included within product revenue as such amounts are not considered material.
Allowance for Doubtful Accounts
We estimate the collectability of our accounts receivable balances each accounting period and adjust our allowance for doubtful accounts accordingly. We exercise a considerable amount of judgment in assessing the collectability of accounts receivable, including consideration of the creditworthiness of each customer, their collection history, and the related aging of past due receivables balances. We evaluate specific accounts when we learn that a customer may be experiencing a deterioration of their financial condition due to lower credit ratings, bankruptcy or other factors that may affect their ability to render payment.
Accounting for Business Combinations
Business acquisitions completed prior to January 31, 2009 have been accounted for under the provisions of SFAS No. 141, Business Combinations (“SFAS No. 141”). Pursuant to SFAS No. 141, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development costs based upon their estimated fair values at the acquisition date. These fair values are typically estimated with assistance from independent valuation specialists. The purchase price allocation process requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, contractual support obligations assumed, and pre-acquisition contingencies.
Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:
•	future expected cash flows from software license sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies;
•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;
•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio;
•	cost of capital and discount rates; and
•	estimating the useful lives of acquired assets as well as the pattern or manner in which the assets will amortize.
In connection with the purchase price allocations for applicable acquisitions, we estimate the fair value of the contractual support obligations we are assuming from the acquired business. The estimated fair value of the support obligations is determined utilizing a cost build-up approach, which determines fair value by estimating the costs related to fulfilling the obligations plus a reasonable profit margin. The estimated costs to fulfill the support obligations are based on the historical direct costs related to providing the support services. The sum of these costs and operating profit represents an approximation of the amount that we would be required to pay a third party to assume the support obligations.
Impairment of Goodwill and Other Intangible Assets
We perform our goodwill impairment test on an annual basis, as of November 1, or more frequently, if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. Our goodwill impairment evaluation is based upon comparing the fair value to the carrying value of our reporting units containing goodwill. To test for potential impairment, we first perform an assessment of the fair value of our reporting units. We utilize three primary approaches to determine fair value: (i) an income based approach, using projected discounted cash flows, (ii) a market based approach using multiples of comparable companies, and (iii) a transaction based approach using multiples for recent acquisitions of similar businesses made in the marketplace.
Our estimate of fair value of each reporting unit is based on a number of subjective factors, including: (a) appropriate weighting of valuation approaches (income approach, market approach, and comparable public company approach), (b) estimates of our future cost structure, (c) discount rates for our estimated cash flows, (d) selection of peer group companies for the public company approach, (e) required level of working capital, (f) assumed terminal value, and (g) time horizon of cash flow forecasts.

The fair value of each reporting unit is compared to its carrying value to determine whether there is an indication of impairment in value. If an indication of impairment exists, we perform a second analysis to measure the amount of impairment, if any.
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review intangible assets that have finite useful lives and other long-lived assets when an event occurs indicating the potential for impairment. If any indicators are present, we perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the assets in question to their carrying amounts. If the undiscounted cash flows used in the test for recoverability are less than the long-lived assets carrying amount, we determine the fair value of the long-lived asset and recognize an impairment loss if the carrying amount of the long-lived asset exceeds its fair value.
During the years ended January 31, 2008 and 2007, we recorded non-cash charges to recognize impairments of goodwill and other intangible assets of $23.4 million and $24.7 million, respectively.
The assumptions and estimates used in this process are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments, and estimates we have used are reasonable and appropriate, changes in any of our assumptions could trigger impairments not originally identified or could result in a material change to impairments identified.
Income Taxes
We account for income taxes using a balance sheet approach in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under this approach, deferred taxes are recorded for the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial statement and tax bases of our assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. The effects of future changes in income tax laws or rates are not anticipated.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. The calculation of our tax provision involves the application of complex tax laws and requires significant judgment and estimates.
We evaluate the realizability of our deferred tax assets for each jurisdiction in which we operate at each reporting date. SFAS No. 109 requires a valuation allowance to be established when it is more likely than not that all or a portion of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the same character and in the same jurisdiction. We consider all available positive and negative evidence in making this assessment, including but not limited to, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. In circumstances where there is sufficient negative evidence indicating that our deferred tax assets are not more-likely-than-not realizable, we establish a valuation allowance.

On February 1, 2007, we implemented the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether, based solely on their technical merits, they are more-likely-than-not sustainable upon examination and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position as the largest amount that we believe is more-likely-than-not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements, determined by applying the prescribed methodologies of FIN 48, represent our unrecognized income tax benefits, which we either record as a liability or as a reduction of the deferred tax asset for net operating loss carryovers. This interpretation also provides guidance on de-recognition, financial statement classification, interest and penalties, accounting in interim periods, disclosure and transition. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense.
Contingencies
We account for claims and contingencies in accordance with SFAS No. 5, Accounting for Contingencies, which requires the recognition of an estimated loss from a claim or loss contingency when information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for claims and contingencies requires the use of significant judgment and estimates. One notable potential source of loss contingencies is pending or threatened litigation. Legal counsel and other advisors and experts are consulted on issues related to litigation as well as on matters related to contingencies occurring in the ordinary course of business.
Accounting for Stock-Based Compensation
On February 1, 2006, we adopted SFAS No. 123(R) and related interpretative guidance issued by the FASB and the SEC. SFAS No. 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement of such cost based on the grant-date fair value of the award.
The application of SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model, which requires the input of significant assumptions including an estimate of the average period of time employees will retain stock options before exercising them, the estimated volatility of our common stock price over the expected term, the number of options that will ultimately be forfeited before completing vesting requirements, and the risk-free interest rate. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

For information regarding the correction of errors in previously issued financial statements associated with certain option awards made in years prior to the adoption of SFAS No. 123(R), please see “- Investigation and Restatement”.
Impact of Our VSOE/Revenue Recognition Policies on Our Results of Operations
In our Annual Report on Form 10-K for the year ended January 31, 2005, we disclosed that we generally recognized revenue at the time of shipment for sales of systems which did not require significant customization and when collection of the resulting receivable was deemed probable by us. We also disclosed that revenue from certain long-term contracts (i.e., systems that did require significant customization) was recognized under the POC method.
In addition, we disclosed that customers could engage in maintenance contracts and that revenue from maintenance contracts was recognized ratably over the term of the maintenance period. In arrangements where customers placed a single order for products and maintenance, we disclosed that we used VSOE of fair value to determine the fair value of the maintenance portion of the purchase (also referred to as “post contract support” or “PCS”) and that the fair value of the maintenance portion was recognized over the term of the maintenance period. In accordance with SOP 97-2, VSOE is used in transactions or arrangements that involve multiple bundled elements to determine the value of undelivered elements of a transaction or arrangement. We also believed we had established VSOE of fair value for our professional services, including installation, consulting, and training. Professional services revenue was recognized upon the performance of the services.
As explained above, in our previously filed annual and quarterly reports, we generally recognized product revenue at the time of the shipment, except for certain long-term contracts. Our last annual filing was for the year ended January 31, 2005, our last quarterly filing was for the quarter ended October 31, 2005 and we last reported revenue on a Form 8-K for the quarter ended July 31, 2007.
On November 5, 2007, we publicly announced in a Form 8-K the review of our revenue recognition practices in accordance with SOP 97-2 and related accounting pronouncements, including performing additional analysis associated with the establishment of VSOE. At that time, we stated that if we were unable to determine the fair value of an undelivered element within a multiple element arrangement, revenue for the entire arrangement would be deferred until all elements had been delivered. Our revenue recognition review was unrelated to the Phase I review or Phase II investigation described in this report and our prior SEC filings.

In reviewing our revenue recognition practices, we examined our two primary sources of revenue: (i) product revenue, including hardware and software products; and (ii) service revenue, including implementation, training, consulting, maintenance, and warranty. A significant portion of customer arrangements contain multiple elements which include bundling products and services in a single arrangement with a customer.
When VSOE does not exist for all delivered elements of an arrangement, SOP 97-2, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, requires revenue to be recognized under the residual value method (“Residual Method”). The fair value of our products is derived by ascertaining the fair value of all undelivered elements (i.e., PCS and other services) and subtracting the value of the undelivered elements from the total arrangement consideration. If the fair value of all undelivered elements cannot be determined, revenue recognition is deferred for all elements, including delivered elements, until all elements are delivered. However, if the only undelivered element is PCS, the entire arrangement fee is recognized ratably over the PCS period.
During our revenue recognition review, we determined that for many of the arrangements we examined, we were unable to determine the fair value of all or some of the elements within the multiple element arrangement, as required by SOP 97-2. The result of this conclusion is that a significant amount of our product revenue that was previously recognized upon delivery (and assuming payment had been received or was then due) is now being deferred to later periods and in many cases being recognized ratably over several quarters or years. For an approximation of revenue shifting from previously reported periods into later periods, see the Explanatory Note.
Following is a general overview of how we previously reported revenue (through October 31, 2005) and how we now recognize revenue for arrangements that were affected by our revenue review:
Workforce Optimization Segment
We determined in our review that, in certain circumstances, revenue originally recognized by our Workforce Optimization segment should have been deferred to later periods. These circumstances primarily related to contractual arrangements involving multiple deliverables, for which VSOE was not adequately established for certain of the arrangement’s elements.
Our review determined that VSOE of the fair value for professional services was not adequately established for a majority of our Workforce Optimization transactions. As a result, product revenue previously recognized upon delivery has been restated, with such revenue now being deferred until all professional services associated with the arrangement are completed and the only remaining element is PCS. This could result in revenue recognition being deferred for one quarter or several quarters depending on the nature of the arrangement. We are in the process of implementing more sophisticated time tracking processes for our professional services to be used for establishing VSOE.

Our review also determined that certain Workforce Optimization arrangements previously believed to have appropriate VSOE of the fair value of PCS services, in fact did not meet the VSOE criteria required by SOP 97-2. As a result, previously recognized product revenue has been restated to be recognized ratably over the period that the customer is entitled to renew its PCS, but not to exceed the estimated economic life of the software product.
In addition, several of our Workforce Optimization PCS service plans provided for significant and incremental discounts on future when-and-if available version upgrades, which resulted in the restatement adjustments to recognize the entire arrangement fee over the term of the PCS period.
Over the last three years based on how we now recognize revenue in our Workforce Optimization segment, approximately 55% of our revenue is recognized using the Residual Method and approximately 40% is recognized ratably over either the PCS term or the period that the customer is entitled to renew its PCS but not to exceed the estimated economic life of the product (“Ratable Method”) and approximately 5% is recognized under the provisions of SOP 81-1 (“Contract Accounting Method”) primarily using the completed contract method.
Video Intelligence Segment
Certain of our Video Intelligence arrangements include support services which we previously had concluded did not qualify as PCS as defined in SOP 97-2 but were instead accounted for as warranties. However, upon reconsideration of the support provided in these arrangements, including software upgrades and telephone support, we concluded that such support qualifies as implied PCS and requires VSOE of fair value for separate revenue recognition of the element. We were unable to adequately establish VSOE of fair value for these implied PCS services. Accordingly, we have restated the recognition of revenue for these arrangements over the support period, limited to the estimated economic life of the product.
We now offer PCS service plans to our Video Intelligence customers, but due to the lack of the actual subsequent renewal arrangements, we have been unable to establish VSOE of fair value for these services and therefore, revenue for these services will continue to be recognized over the support period. Additionally, we are implementing improved processes which will allow us to identify Video Intelligence customers under PCS service plans and appropriately monitor and provide the contracted support such that implied PCS for our significant arrangements are not provided beyond the contractual terms.
Over the last three years based on how we now recognize revenue in our Video Intelligence segment, approximately 55% of our revenue is recognized using the Residual Method and approximately 45% is recognized using the Ratable Method.

Communications Intelligence Segment
Our review determined that certain Communications Intelligence contracts included professional services, for which VSOE of fair value was not adequately established, in circumstances similar to those described previously for the Workforce Optimization segment. As a result, certain previously recognized revenue for these contracts has been restated with such revenue now being deferred until all professional services associated with the arrangement are completed and the only remaining element is PCS. In addition, several of our Communications Intelligence contracts require substantial customization, and are therefore accounted for under the provisions of SOP 81-1. Our review determined that certain of these arrangements were bundled with PCS for which we were unable to establish VSOE of fair value. Revenue for those contracts was restated accordingly.
Over the last three years based on the way we now recognize revenue in our Communications Intelligence segment, approximately 50% of our revenue is recognized using the Residual Method, approximately 25% is recognized using the Ratable Method and approximately 25% is recognized under the Contract Accounting Method primarily using the POC method.
The restatement adjustments described above primarily relate to correcting the timing of the recognition of revenue over accounting periods, and do not impact the aggregate amount of cash flows or the aggregate amount of revenue we will ultimately record, other than the impact of foreign currency exchange rates on certain revenue now reported and translated into U.S. Dollars in different accounting periods and certain transactions moving from net to gross accounting. However, the effect of these restatement adjustments extends beyond the restated periods. As a result, revenue arrangements that were previously recognized in a single year are now being recognized ratably over a period as long as seven years. For example, revenue for an arrangement that was previously recognized entirely in the year ended January 31, 2005 may now be recognized ratably over a period through the year ended January 31, 2012, thereby reducing revenue in the year ended January 31, 2005 and adding to revenue in later periods.
In addition, as part of restating revenue for a particular arrangement, we have also restated certain cost of revenue associated with the arrangement. In accordance with applicable provisions of GAAP, we have made an accounting policy election whereby the product cost of revenue, including hardware and third-party software license fees, is capitalized and amortized over the same period that product revenue is recognized, while installation and other service costs are generally expensed as incurred, except for certain contracts recognized according to contract accounting. For example, in a multiple element arrangement where revenue is now being recognized over a seven year period, the cost of revenue associated with the product is capitalized upon product delivery and amortized over that same seven year period. However, the cost of revenue associated with the services is expensed as incurred in the period in which the services are performed. In addition, we expense customer acquisition and origination costs to selling, general and administrative expense, including sales commissions, as incurred, with the exception of certain sales referral fees in our communications intelligence business which are capitalized and amortized ratably over the revenue recognition period.

As a result of the issues discussed above, revenue recognized in each of the years ended January 31, 2008, 2007, and 2006 relates to products and services that were delivered in that year as well as products and services that were delivered in prior years. Beginning in the year ended January 31, 2009 and more so in the year ending January 31, 2010, we believe that, in most cases, we have or will have changed our business processes and systems in a way that will enable us to establish fair value for each undelivered element in our offerings. These changes are intended to enable us to recognize revenue from product and services upon delivery instead of deferring all revenue over the PCS period and as a result we expect the amount of revenue that we will recognize in future periods that originated from prior periods will diminish over time. However, we believe that we will, in certain situations, continue to enter into arrangements that will require revenue to be deferred over longer periods of time.
Because the application of SOP 97-2 is extremely technical and complex, we have made a variety of changes in our business and our financial reporting systems during our extended filing delay period to appropriately allow separate recognition of revenue for the various elements of our solutions in accordance with the requirements of SOP 97-2. Many of those changes involve strengthening our internal controls and processes and systems in order to better ensure that we have the technical expertise and business processes to properly establish VSOE and apply SOP 97-2. In addition to improvements to our controls and processes, we have made changes to our standard business practices in an effort to adjust past business practices that prevented us from establishing VSOE. These changes include developing a more formal process for approving customer discounts and a more detailed review of all contract terms, particularly those related to commitments for future features or services.
Results of Operations
Financial Overview
The following table sets forth summary financial information for the years ended January 31, 2008, 2007, and 2006:

	For the Years Ended January 31,
(in thousands, except per share data)	2008	2007	2006

Total revenue	$534,543	$368,778	$278,754

Operating income (loss)	$(114,630)	$(47,253)	$4,112

Net income (loss) applicable to common shares	$(207,290)	$(40,519)	$1,664

Net income (loss) per share

Basic and diluted	$(6.43)	$(1.26)	$0.05

Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Our revenue increased approximately 45%, or $165.7 million, to $534.5 million in the year ended January 31, 2008 from $368.8 million in the year ended January 31, 2007. The increase was primarily due to the acquisition of Witness in May 2007, which represented approximately 74% of the revenue increase, as well as approximately 10% of the increase resulting from greater Residual Method revenue primarily related to our Video Intelligence segment. For more details on our revenue by segment, see “- Revenue by Operating Segment”. Revenue in the Americas, EMEA, and APAC regions represented approximately 52%, 33%, and 15% of our total revenue, respectively, in the year ended January 31, 2008 compared to approximately 48%, 31%, and 21%, respectively, in the year ended January 31, 2007.

We had an operating loss of $114.6 million in the year ended January 31, 2008 compared to an operating loss of $47.3 million in the year ended January 31, 2007. The increased operating loss was primarily due to an increase in professional fees and related expenses of approximately $22 million associated with our restatement of previously filed financial statements and our extended filing delay status, an increase in amortization of intangibles of $20.4 million, an increase in stock-based compensation of $12.4 million, integration and restructuring expenses of $14.3 million, and legal fees associated with intellectual property litigations of $12.0 million. With the exception of the professional fees, all of the previously mentioned increases were primarily due to the acquisition of Witness. Also included in our operating loss was an impairment charge of $2.7 million related to acquired intangible assets in our Video Intelligence operating segment and goodwill impairment charges totaling $14.0 million in our Workforce Optimization operating segment and $6.6 million in our Video Intelligence operating segment. For additional information see “- Impairment of Goodwill and Other Acquired Intangible Assets” and Note 6, “Intangible Assets and Goodwill” to the consolidated financial statements included in Item 15. The operating loss for the year ended January 31, 2007 included a $19.2 million settlement charge relating to the exit from a royalty-bearing program with the OCS. (For additional information see “- OCS Royalty Settlement”).
We had a net loss applicable to common shares of $207.3 million and a loss per share of $6.43 in the year ended January 31, 2008, compared to a net loss applicable to common shares of $40.5 million and a loss per share of $1.26 in the year ended January 31, 2007. The increase in our net loss and loss per share in the year ended January 31, 2008 was due to our higher operating expenses as described above and to interest and other expenses, net of $55.2 million in the year ended January 31, 2008, compared to interest and other income, net of $7.8 million in the year ended January 31, 2007. Included in interest and other expenses is a $29.2 million loss in connection with a $450.0 million interest rate swap contract entered into concurrently with our credit agreement. The increased interest and other expenses were primarily a result of the financing arrangements that we entered into in connection with the Witness acquisition. See “- Liquidity and Capital Resources”.
The weakening of the U.S. Dollar relative to the major foreign currencies where we do business (primarily the British Pound, the Euro, the Israeli Shekel and Canadian Dollar) in the year ended January 31, 2008 compared to the year ended January 31, 2007 had a favorable impact on our revenues and an unfavorable impact on our operating expenses and our operating loss. Had foreign exchange rates remained constant in these periods, our total revenues would have been approximately $12 million lower and our operating expenses and cost of goods sold would have been approximately $16 million lower, or a net favorable constant dollar impact of approximately $4 million on our operating loss.
As of January 31, 2008, we employed approximately 2,600 employees, including part-time employees and certain contractors, as compared to approximately 1,800 as of January 31, 2007. This increase is almost entirely due to the Witness acquisition.

Year Ended January 31, 2007 compared to Year Ended January 31, 2006. Our revenue increased approximately 32%, or $90.0 million, to $368.8 million in the year ended January 31, 2007 from $278.8 million in the year ended January 31, 2006. Approximately 45% of the increase was due to the acquisitions of Opus in September 2005, MultiVision in January 2006, CM Insight in February 2006 and Mercom in July 2006. Approximately 40% of the increase was due to greater Residual Method revenue in all our operating segments, approximately 7% of the increase was due to greater revenue recognized under the Ratable Method, and approximately 8% of the increase was due to greater revenue recognized under Contract Accounting Method. For more details on revenue by operating segment, see “- Revenue by Operating Segment”. Revenue in the Americas, EMEA, and APAC regions represented approximately 48%, 31%, and 21% of our total revenue, respectively, in the year ended January 31, 2007, compared to approximately 51%, 33%, and 16%, respectively, in the year ended January 31, 2006.
We had an operating loss of $47.3 million in the year ended January 31, 2007, compared to an operating profit of $4.1 million in the year ended January 31, 2006. This decrease in our operating profit was primarily due to a $19.2 million settlement charge relating to the exit from a royalty-bearing program with the OCS (For additional information see “- OCS Royalty Settlement”), an intangible asset impairment charge of $4.5 million in our Video Intelligence operating segment, a goodwill impairment charges of $17.1 million in our Video Intelligence operating segment and $3.1 million in our Workforce Optimization operating segment (for additional information see “- Impairment of Goodwill and Other Acquired Intangible Assets” and Note 6, “Intangible Assets and Goodwill” to the consolidated financial statements included in Item 15), an increase of $17.5 million in stock-based compensation expenses due to the adoption of SFAS No. 123(R), and professional fees and related expenses of approximately $4 million associated with our restatement of previously filed financial statements and our extended filing delay status.
For the reasons set forth above, we had a net loss applicable to common shares of $40.5 million and a loss per share of $1.26 in the year ended January 31, 2007, compared to net income applicable to common shares of $1.7 million and earnings per share of $0.05 in the year ended January 31, 2006.
The weakening of the U.S. Dollar relative to the major foreign currencies where we do business (primarily the British Pound, the Euro, the Israeli Shekel and Canadian Dollar) in the year ended January 31, 2007 compared to the year ended January 31, 2006 had a favorable impact on our revenues and an unfavorable impact on our operating expenses and our operating loss. Had foreign exchange rates remained constant in these periods, our total revenues would have been approximately $3 million lower and our operating expenses and cost of goods sold would have been approximately $5 million lower, or a net favorable constant dollar impact of approximately $2 million on our operating loss.
As of January 31, 2007, we employed approximately 1,800 employees, including part-time employees and certain contractors, as compared to approximately 1,700 as of January 31, 2006. This increase is partially due to increased business activity which required additional headcount, as well as the acquisitions of MultiVision, CM Insight and Mercom.

Revenue by Operating Segment
The following table sets forth revenue for each of our three operating segments for the years ended January 31, 2008, 2007, and 2006:

	For the Years Ended January 31,			% Change
				2008 –	2007 –
(in thousands)	2008	2007	2006	2007	2006
Workforce Optimization	$260,938	$125,982	$68,500	107%	84%
Video Intelligence	147,225	122,681	102,225	20%	20%
Communications Intelligence	126,380	120,115	108,029	5%	11%

Total revenue	$534,543	$368,778	$278,754	45%	32%

Workforce Optimization Segment
Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Workforce Optimization revenue increased approximately 107%, or $134.9 million, to $260.9 million in the year ended January 31, 2008 from $126.0 million in the year ended January 31, 2007. Approximately 91% of the increase was due to the acquisition of Witness in May 2007.
Year Ended January 31, 2007 compared to Year Ended January 31, 2006. Workforce Optimization revenue increased approximately 84%, or $57.5 million, to $126.0 million in the year ended January 31, 2007 from $68.5 million in the year ended January 31, 2006. Approximately 45% of the increase was due to the acquisitions of Mercom in July 2006, CM Insight in February 2006 and Opus in September 2005, approximately 40% of the increase was due to greater Residual Method revenue and approximately 10% of the increase was due to greater Ratable Method revenue related to our Workforce Optimization solutions.
Video Intelligence Segment
Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Video Intelligence revenue increased approximately 20%, or $24.5 million, to $147.2 million in the year ended January 31, 2008 from $122.7 million in the year ended January 31, 2007. Approximately 70% of the increase was due to greater Residual Method revenue primarily related to the completion of a multi-site installation for a major customer, partially offset by a decline in our distribution business in the APAC region, and approximately 30% of the increase was due to an increase in Ratable Method revenue recognized, primarily as a result of the introduction of our Nextiva Video Solution during the year ended January 31, 2007.
Year Ended January 31, 2007 compared to Year Ended January 31, 2006. Video Intelligence revenue increased approximately 20%, or $20.5 million, to $122.7 million in the year ended January 31, 2007 from $102.2 million in the year ended January 31, 2006. Approximately 70% of the increase was due to the acquisition of MultiVision in January 2006, approximately 15% of the increase was due to greater Ratable Method revenue, and approximately 15% of the increase related to greater Residual Method revenue from our Video Intelligence solutions.

Communications Intelligence Segment
Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Communications Intelligence revenue increased approximately 5%, or $6.3 million, to $126.4 million in the year ended January 31, 2008 from $120.1 million in the year ended January 31, 2007. This increase was primarily due to the increase in Ratable Method revenue related to the completion of certain installations, partially offset by a decline in Contract Accounting Method revenue.
Year Ended January 31, 2007 compared to Year Ended January 31, 2006. Communications Intelligence revenue increased approximately 11%, or $12.1 million, to $120.1 million in the year ended January 31, 2007 from $108.0 million in the year ended January 31, 2006. The increase was primarily due to greater Residual Method revenue related to the completion of certain installations and partially due to greater Contract Accounting Method revenue, partially offset by a reduction in Ratable Method revenue.
Volume and Price
We sell products in multiple configurations, and the price of any particular product varies depending on the configuration of the product sold. Due to the variety of customized configurations for each product we sell, we are unable to quantify the amount of any revenue increases attributable to a change in the price of any particular product and/or a change in the number of products sold.
Revenue by Product Revenue and Service and Support Revenue
We categorize and report our revenue in two categories — product revenue and service and support revenue. For multiple element arrangements for which we are unable to establish VSOE of fair value of one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement’s revenue into product revenue and service and support revenue. For additional information see Note 1, “Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 15.
The following table sets forth revenue for products and services and support for the years ended January 31, 2008, 2007, and 2006:

	For the Years Ended January 31,			% Change
				2008 –	2007 –
(in thousands)	2008	2007	2006	2007	2006
Product revenue	$333,130	$251,584	$187,253	32%	34%
Service and support revenue	201,413	117,194	91,501	72%	28%

Total revenue	$534,543	$368,778	$278,754	45%	32%

Product Revenue
Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Product revenue increased approximately 32%, or $81.5 million, to $333.1 million in the year ended January 31, 2008 from $251.6 million in the year ended January 31, 2007. The increase was primarily in our Workforce Optimization segment, due to the acquisition of Witness in May 2007 which represented approximately 70% of the product revenue increase, as well as an increase in product revenue recognized in our Video Intelligence segment which represented approximately 30% of the product revenue increase.
Year Ended January 31, 2007 compared to Year Ended January 31, 2006. Product revenue increased approximately 34%, or $64.3 million, to $251.6 million in the year ended January 31, 2007 from $187.3 million in the year ended January 31, 2006. The increase was due to the acquisitions of Mercom and Multivision, which combined represented 40% of the revenue increase, as well as an increase in product revenue recognized in all three of our segments representing approximately 60% of the product revenue increase.
Service and Support Revenue
Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Service and support revenue increased approximately 72%, or $84.2 million, to $201.4 million for the year ended January 31, 2008 from $117.2 million in the year ended January 31, 2007. The increase was primarily in our Workforce Optimization segment, due to the acquisition of Witness in May 2007 which represented approximately 80% of the service and support revenue increase, as well as an increase in service and support revenue recognized in both our Workforce Optimization and Communications Intelligence segments which represented approximately 20% of the revenue increase.
Year Ended January 31, 2007 compared to Year Ended January 31, 2006. Service and support revenue increased approximately 28%, or $25.7 million, to $117.2 million for the year ended January 31, 2007 from $91.5 million in the year ended January 31, 2006. The increase was almost entirely in our Workforce Optimization segment, due to, in approximately equal measure, the acquisitions of Opus and CM Insight combined, and an increase attributable to our existing Workforce Optimization solutions.

Cost of Revenue
The following table sets forth cost of revenue by products and services and support as well as amortization and impairment of acquired technology and backlog, and settlement with the OCS for the years ended January 31, 2008, 2007, and 2006:

	For the Years Ended January 31,			% Change
				2008 –	2007 –
(in thousands)	2008	2007	2006	2007	2006
Product cost of revenue	$121,627	$116,274	$88,996	5%	31%
Service and support cost of revenue	100,397	48,175	40,598	108%	19%
Amortization and impairment of acquired technology and backlog	8,018	7,664	5,017	5%	53%
Settlement with OCS	—	19,158	—	-100%	0%

Total cost of revenue	$230,042	$191,271	$134,611	20%	42%

Product Cost of Revenue
Product cost of revenue primarily consists of hardware material costs and royalties due to third parties for software components that are embedded in our software applications. As discussed under “- Impact of Our VSOE/Revenue Recognition Policies on our Results of Operations”, when revenue is deferred, we also defer hardware material costs and third-party software royalties and amortize those costs over the same period that the product revenue is recognized. Product cost of revenue also includes amortization of capitalized software development costs, OCS royalties, write-offs of intangible assets, employee compensation and related expenses associated with our global operations, facility costs and other allocated overhead expenses. In our Communications Intelligence segment, product cost of revenue also includes employee compensation and related expenses, contractor and consulting expenses, and travel expenses, all of which relate to resources dedicated to the delivery of customized projects for which certain contracts are accounted for under the POC method.
Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Product cost of revenue increased approximately 5% to $121.6 million in the year ended January 31, 2008 from $116.3 million in the year ended January 31, 2007 primarily as a result of increased costs related to an increase in product revenue. The majority of the product revenue increase was in our Workforce Optimization segment and was almost entirely due to the acquisition of Witness. Our product margins have expanded as a result of product mix, as our Workforce Optimization solutions carry a lower hardware component and therefore a lower product cost of revenue compared to our Video Intelligence and Communications Intelligence solutions. The increase in product costs included an increase in hardware and software material costs of $5.6 million, an increase in employee compensation and related expenses of $2.8 million, primarily a result of increased employee headcount attributable to the Witness acquisition, and an increase in contractor costs of $1.9 million. These increases were offset by a $2.4 million elimination of royalty expenses as a result of exiting the OCS royalty-bearing programs in calendar year 2006 (for additional information see “- OCS Royalty Settlement”), a $1.6 million reduction in write-down of capitalized software development costs, and a $1.0 elimination of write-down in prepaid third-party licenses.

Year Ended January 31, 2007 compared to Year Ended January 31, 2006. Product cost of revenue increased approximately 31% to $116.3 million in the year ended January 31, 2007 from $89.0 million in the year ended January 31, 2006 due to an increase in hardware and software material costs of $25.8 million, due to an increase in product revenue, as well as a $1.3 million increase in employee compensation and related expenses. Our product margins have expanded as a result of product mix, as most of the revenue increases were in our Workforce Optimization solutions, which carry a lower hardware component and therefore a lower product cost of revenue compared to our Video Intelligence and Communication Intelligence solutions. In the year ended January 31, 2007 product cost of revenues include write-offs of capitalized software development costs, intangible assets, and prepaid third-party licenses aggregating $2.8 million. These increases were offset by a $1.5 million reduction of royalty expenses as a result of exiting the OCS royalty-bearing programs in calendar year 2006 (for additional information see “- OCS Royalty Settlement”), and other reductions totaling $1.1 million.
Service and Support Cost of Revenue
Service and support cost of revenue primarily consist of employee compensation and related expenses, contractor costs, and travel expenses relating to installation, training, consulting and maintenance services. Service and support cost of revenue also include stock compensation expenses, OCS royalties, facility costs, and other overhead expenses.
Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Service and support cost of revenue increased approximately 108% to $100.4 million in the year ended January 31, 2008 from $48.2 million in the year ended January 31, 2007. Of these expenses, employee compensation and related expenses increased $29.4 million primarily as a result of an increase in employee headcount attributable to the Witness acquisition and partially as a result of our special retention program in the year ended January 31, 2008. Other expense increases included an increase in contractor expenses of $6.4 million, an increase in travel and lodging of $4.7 million, a $3.0 million increase in stock-compensation expense, a $4.3 million increase in overhead expenses, and an increase in other expenses totaling $5.7 million, all of which were almost entirely due to the acquisition of Witness. These increases were offset by a $1.3 million elimination of royalty expenses as a result of exiting the OCS royalty-bearing programs in calendar year 2006 (for additional information see “- OCS Royalty Settlement”).
Year Ended January 31, 2007 compared to Year Ended January 31, 2006. Service and support cost of revenue increased approximately 19% to $48.2 million in the year ended January 31, 2007 from $40.6 million in the year ended January 31, 2006 due to increases in employee compensation and related expenses of $5.0 million, and travel expenses of $1.6 million, primarily as a result of our acquisitions of CM Insight, Opus, and Mercom, an increase in stock-based compensation expense of $1.3 million as a result of our adoption of SFAS No. 123(R), and other increases totaling $0.5 million. These increases were partially offset by an $0.8 million reduction of royalty expenses as a result of exiting the OCS royalty-bearing program in calendar year 2006 (for additional information see “- OCS Royalty Settlement”).

Amortization and Impairment of Acquired Technology and Backlog
Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Amortization and impairment of acquired technology and backlog increased approximately 5% to $8.0 million in the year ended January 31, 2008 from $7.7 million in the year ended January 31, 2007, primarily due to the Witness acquisition. In the year ended January 31, 2008, we recorded a $0.4 million impairment charge related to certain acquired technologies in our Video Intelligence segment in the APAC region.
Year Ended January 31, 2007 compared to Year Ended January 31, 2006. Amortization and impairment of acquired technology and backlog increased approximately 53% to $7.7 million in the year ended January 31, 2007 from $5.0 million in the year ended January 31, 2006, primarily as a result of an impairment of acquired technology. In the year ended January 31, 2007, we recorded a $3.6 million impairment charge related to certain acquired technologies in our Video Intelligence segment in the APAC region. We impaired the carrying amount of the acquired technologies as we decided to replace these technologies with new technology sooner than originally planned.
OCS Royalty Settlement
On July 31, 2006, we entered into a settlement agreement with the OCS, pursuant to which we exited a royalty-bearing program and the OCS agreed to accept a lump sum payment of approximately $36.0 million. Prior to the settlement, we had accrued approximately $16.8 million of royalties and related interest due under the original terms of the program through charges to cost of revenue in the corresponding periods of the related revenue, net of previous royalty payments. We recorded a charge of approximately $19.2 million to cost of revenue in the second quarter of the year ended January 31, 2007 for the remaining amount of the lump sum settlement in excess of amounts previously accrued under the program. Payments agreed to under the OCS settlement were completed immediately following the execution of the settlement agreement. Beginning in calendar year 2006, we entered into a new program with the OCS under which we are no longer required to pay royalties to the OCS.
Research and Development, Net
Research and development expenses primarily consist of personnel and subcontracting expenses, facility costs and other allocated overhead, net of certain software development costs that are capitalized as well as reimbursements under government programs. Software development costs are capitalized upon the establishment of technological feasibility and until related products are available for general release to customers.

The following table sets forth research and development, net expense for the years ended January 31, 2008, 2007, and 2006:

	For the Years Ended January 31,			% Change
				2008 –	2007 –
(in thousands)	2008	2007	2006	2007	2006
Research and development, net	$87,668	$53,029	$34,889	65%	52%

Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Research and development, net expense increased approximately 65% to $87.7 million in the year ended January 31, 2008 from $53.0 million in the year ended January 31, 2007. Of these expenses, employee compensation and related expenses increased $22.6 million primarily as a result of an increase in employee headcount attributable to the Witness acquisition and partially as a result of our special retention program in the year ended January 31, 2008. Other expense increases included an increase in contractor expenses of $5.3 million, a $3.4 million increase in facility costs and other overhead expenses, $2.1 million of greater depreciation and amortization expenses, and an increase in other expenses totaling $1.3 million, all of which were primarily due to the acquisition of Witness.
Year Ended January 31, 2007 compared to Year Ended January 31, 2006. Research and development, net expenses increased approximately 52% to $53.0 million in the year ended January 31, 2007 from $34.9 million in the year ended January 31, 2006 due to growth in employee compensation and related expenses of $7.1 million and overhead expenses of $2.9 million, and an increase in other expenses totaling $2.3 million, in each case, primarily as a result of headcount growth and investments to support development of new products and enhancements to existing products, and partially due to the acquisitions of Mercom and MultiVision. Stock-based compensation expense increased by $3.9 million as a result of our adoption of SFAS No. 123(R) in the year ended January 31, 2007. Reimbursements under government programs declined by $1.9 million as a result of our transition from a royalty-bearing OCS program to a non-royalty OCS program in the year ended January 31, 2007.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel costs and related expenses, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expense for the years ended January 31, 2008, 2007, and 2006:

	For the Years Ended January 31,			% Change
				2008 –	2007 –
(in thousands)	2008	2007	2006	2007	2006
Selling, general and administrative	$259,183	$148,229	$98,399	75%	51%

Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Selling, general and administrative expenses increased approximately 75% to $259.2 million in the year ended January 31, 2008 from $148.2 million in the year ended January 31, 2007. Of these expenses, employee compensation and related expenses increased $45.9 million, and employee sales commissions increased $11.7 million primarily as a result of an increase in employee headcount attributable to the Witness acquisition and partially as a result of our special retention program in the year ended January 31, 2008. Other expense increases included an increase in stock-based compensation of $8.4 million, an increase in rent and utilities expense of $6.3 million, an increase in communications expense of $3.6 million, an increase in travel and entertainment expense of $4.5 million, and an increase in other expenses totaling $8.6 million, all of which were primarily due to the acquisition of Witness. In addition, professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status increased by approximately $22 million to $26 million in the year ended January 31, 2008 from approximately $4 million in the year ended January 31, 2007.
Year Ended January 31, 2007 compared to Year Ended January 31, 2006. Selling, general and administrative expenses increased approximately 51% to $148.2 million in the year ended January 31, 2007 from $98.4 million in the year ended January 31, 2006 due to an increase in employee compensation and related expenses of $16.4 million, an increase in employee sales commissions of $3.3 million, an increase in rent and utilities expense of $3.1 million, an increase in professional fees of $2.6 million, increased travel and entertainment expenses of $1.7 million, an increase in depreciation of $1.7 million, higher contractor costs of $1.7 million, increased advertising and marketing costs of $1.1 million, and an increase in other expenses totaling $2.1 million, all of which were a result of organic growth as well as the acquisitions of Mercom, CM Insight, MultiVision and Opus. In the year ended January 31, 2007, we incurred approximately $4 million in professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status, and an increase in stock-based compensation of $12.1 million as a result of our adoption of SFAS No. 123(R) during that year.

Amortization of Other Acquired Intangible Assets
The following table sets forth amortization of acquisition related intangibles for the years ended January 31, 2008, 2007, and 2006:

	For the Years Ended January 31,			% Change
				2008 –	2007 –
(in thousands)	2008	2007	2006	2007	2006
Amortization of other acquired intangible assets	$19,668	$3,164	$1,337	522%	137%

Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Amortization of other acquired intangible assets increased approximately 522% to $19.7 million in the year ended January 31, 2008 from $3.2 million in the year ended January 31, 2007 almost entirely due to the Witness acquisition. We report amortization of acquired trade names, customer relationships and non-compete agreements as operating expenses.
Year Ended January 31, 2007 compared to Year Ended January 31, 2006. Amortization of other acquired intangible assets increased to $3.2 million in the year ended January 31, 2007 from $1.3 million in the year ended January 31, 2006, primarily due to the acquisitions of MultiVision, Opus, Mercom, and CM Insight.
In-Process Research and Development
We expense the fair value of in-process research and development upon the date of the acquisition, as it represents incomplete research and development projects that had not yet reached technological feasibility and have no known alternative future use as of the date of the acquisition. Technological feasibility is generally established when an enterprise completes all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements.
The following table sets forth in-process research and development expense for the years ended January 31, 2008, 2007, and 2006:

	For the Years Ended January 31,
(in thousands)	2008	2007	2006
In-process research and development	$6,682	$—	$2,852

Year Ended January 31, 2008. In-process research and development expenses in the year ended January 31, 2008 primarily related to incomplete research and development projects attributable to the Witness acquisition.

Year Ended January 31, 2006. In-process research and development expenses in the year ended January 31, 2006 related to incomplete research and development projects attributable to the MultiVision acquisition.
Impairment of Goodwill and Other Acquired Intangible Assets
The following table sets forth impairment of goodwill and other acquired intangible assets for the years ended January 31, 2008, 2007, and 2006:

	For the Years Ended January 31,
(in thousands)	2008	2007	2006
Intangible asset impairment	$2,295	$838	$—
Goodwill impairment	20,639	20,265	—

Impairments of goodwill and other acquired intangible assets	$22,934	$21,103	$—

Year Ended January 31, 2008. We recorded a $2.3 million impairment charge to customer relationships and a goodwill impairment charge of $6.6 million in our Video Intelligence operating segment. The goodwill impairment charge was recorded due to a change in business strategy, which resulted in a decline in our distribution business in the APAC region. We reviewed our intangible assets for impairment in conjunction with our goodwill impairment review and determined that the customer relationships related to this business were also impaired. We also recorded a goodwill impairment charge of $14.0 million in our Workforce Optimization operating segment. The impairment in our Workforce Optimization operating segment is related to our performance management consulting businesses in the United States and Europe and was due primarily to overall lower than anticipated demand for our consulting services, which resulted in a decline in projected future revenue and cash flow. See Note 6, “Intangible Assets and Goodwill” to the consolidated financial statements included in Item 15.
Year Ended January 31, 2007. We recorded an $0.8 million impairment charge of an acquired distribution network, in our Video Intelligence segment in the APAC region. We fully impaired the value of an acquired distribution network due to reduced business with certain distributors, driven by changes in our business strategy in the region. We also recorded goodwill impairment charges of $3.1 million in our Workforce Optimization operating segment and $17.1 million in our Video Intelligence operating segment. The impairment in our Workforce Optimization operating segment is related to our performance management consulting business in the United States and was primarily due to overall lower than anticipated demand for our consulting services, which resulted in a decline in projected future revenue and cash flow. The impairment in our Video Intelligence operating segment is related to our business in the APAC region, where revenue declined due to a change in business strategy, which resulted in a decline in our distribution business in the region. See Note 6, “Intangible Assets and Goodwill” to the consolidated financial statements included in Item 15.

Integration, Restructuring and Other, Net
The following table sets forth integration, restructuring and other, net for the years ended January 31, 2008, 2007, and 2006:

	For the Years Ended January 31,
(in thousands)	2008	2007	2006
Integration costs	$10,980	$—	$—
Restructuring costs	3,308	—	—
Other legal costs	8,708	—	2,554
Gain on sale of land	—	(765)	—

Integration, restructuring and other, net	$22,996	$(765)	$2,554

Integration and restructuring costs
Year Ended January 31, 2008. We continually review our business to manage costs and align our resources with market demand. In connection with such reviews, and also in conjunction with the acquisition of Witness, we took several actions in the year ended January 31, 2008 to reduce fixed costs, eliminate redundancies, strengthen areas needing operational focus, and better position us to respond to market pressures or unfavorable economic conditions. As a result of these actions, we incurred restructuring costs of $3.3 million, in approximately equal measure, as a result of acquiring Witness, and from restructuring charges pertaining to the Video Intelligence segment. Also, resulting from the Witness acquisition and the subsequent integration of the Witness and Verint businesses, we incurred integration costs of $11.0 million during the year ended January 31, 2008. The majority of these integration and restructuring costs consisted of severance and personnel-related costs resulting from headcount reductions and retention, professional fees, and costs associated with travel and lodging. We did not incur any significant restructuring and integration costs during the years ended January 31, 2007 and 2006.
Other Legal Costs
Year Ended January 31, 2008. We incurred $8.7 million of legal fees related to an ongoing patent infringement litigation matter. This litigation was subsequently settled during the year ended January 31, 2009.
Year Ended January 31, 2006. We recorded a $2.6 million legal charge in connection with a customer dispute. Final settlement has not yet occurred, pending certain action by the counterparty, and we are currently unable to determine when final settlement will occur.

Gain on sale of land
Year Ended January 31, 2007. We recorded a gain of $0.8 million from the sale of a parcel of land in Durango, Colorado.
Other Income (Expense), Net
The following table sets forth total other income (expense), net for the years ended January 31, 2008, 2007, and 2006:

	For the Years Ended January 31,			% Change
				2008 –	2007 –
(in thousands)	2008	2007	2006	2007	2006
Interest income	$5,443	$8,835	$8,503	(38%)	4%

Interest expense	(36,862)	(444)	(310)	*	43%

Other income (expense):
Gains (losses) on investments	(4,713)	360	1	*	*
Foreign currency gains (losses), net	1,431	(919)	(151)	(256%)	509%
Losses on derivatives, net	(20,407)	—	—	*	0%
Other, net	(78)	(36)	(48)	117%	(25%)

Other expense	(23,767)	(595)	(198)	*	201%

Total other income (expense), net	$(55,186)	$7,796	$7,995	(808%)	(2%)

*	Percentage is not meaningful.
Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Total other income (expense), net, decreased $63.0 million to a loss of $55.2 million in the year ended January 31, 2008, compared to $7.8 million of income in the year ended January 31, 2007. Interest income decreased approximately 38% to $5.4 million in the year ended January 31, 2008 from $8.8 million in the year ended January 31, 2007 primarily due to lower cash and investment balances as a result of the acquisition of Witness. Interest expense increased to $36.9 million in the year ended January 31, 2008 from $0.5 million in the year ended January 31, 2007 due to interest on borrowings under our $650.0 million term loan which we entered into to finance a portion of the purchase price of Witness. As of January 31, 2008, we also held investments in auction rate securities (“ARS”), which had an original cost of $7.0 million and estimated fair value of $2.3 million. During the fourth quarter of the year ended January 31, 2008, we concluded that our ARS investments had incurred an “other-than-temporary” impairment in market value and recorded a $4.7 million pre-tax charge. Subsequent to January 31, 2008, our ARS were repurchased by our broker at the value equal to the par value plus interest. Foreign currency gains (losses) were the result of the effect of currency rate movements, primarily between the U.S. Dollar and the Euro, British Pound Sterling, Israeli Shekel, and Canadian Dollar.

In the year ended January 31, 2008, we recorded a net loss on derivatives of $20.4 million. This loss was primarily attributable to a $29.2 million loss in connection with a $450.0 million interest rate swap contract entered into concurrently with our credit agreement. These losses reflected the dramatic decline in market interest rates during the second half of the year ended January 31, 2008. This interest rate swap is not designated as a hedging instrument under the terms of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and is accounted for as a derivative. This loss was partially offset by a $1.5 million gain on foreign currency derivatives, which represented the realized and unrealized portions of our foreign currency hedges. As of January 31, 2008, our foreign-currency forward contracts were not designated as hedging instruments under the terms of SFAS No. 133 and are accounted for as derivatives, whereby the fair value of the contracts is reported as other current assets or other current liabilities on our consolidated balance sheet, and gains and losses from changes in fair value are reported in other income (expense), net. The loss was also partially offset by a $7.2 million gain from an increase in the fair value of a derivative embedded in the preferred stock issued to Comverse for $293.0 million to finance a portion of the Witness acquisition.
Year Ended January 31, 2007 compared to Year Ended January 31, 2006. Other income (expense), net decreased approximately 2% to a $7.8 million gain in the year ended January 31, 2007 compared to an $8.0 million gain in the year ended January 31, 2006. The increase in interest income was due to higher market interest rates in the year ended January 31, 2007. Interest expense for the year ended January 31, 2007 and the year ended January 31, 2006 primarily related to foreign borrowings for our German subsidiaries. Foreign currency gains (losses) were the result of the effect of currency rate movements, primarily between the U.S. Dollar and the Euro, British Pound Sterling, Israeli Shekel, and Canadian Dollar.
Income Tax Provision
The following table sets forth our income tax provision for the years ended January 31, 2008, 2007, and 2006:

	For the Years Ended January 31,			% Change
				2008 –	2007 –
(in thousands)	2008	2007	2006	2007	2006
Provision for income taxes	$27,729	$141	$9,625	*	(99%)

*	Percentage is not meaningful.
Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Our effective tax rate was (16.3)% for the year ended January 31, 2008, as compared to (0.4)% for the year ended January 31, 2007. The decrease was primarily due to our recording a valuation allowance during the year ended January 31, 2008 on our U.S. deferred tax assets. This resulted in U.S. income tax expense being accrued for the year ended January 31, 2008, even though we incurred U.S. net operating losses. Such losses were primarily caused by interest expense on Witness acquisition indebtedness. The combination of consolidated tax expense in the year calculated on our worldwide pre-tax loss resulted in a negative effective tax rate. Excluding the impact of valuation allowances, our effective tax rate for the year ended January 31, 2008 would have been 26.9%, which was lower than the U.S. statutory tax rate primarily due to tax benefits recorded in foreign jurisdictions with income tax rates lower than in the U.S. Losses outside the U.S. were incurred primarily in Hong Kong, Israel and the United Kingdom.

Our effective tax rate for the year ended January 31, 2007, was lower than the U.S. statutory tax rate primarily due to the impact of non-deductible impairment charges on identified intangibles and non-deductible stock option expense in certain non-U.S. jurisdictions. These charges reduced the tax benefits we could record on our pre-tax loss. The combination of consolidated tax expense in the year calculated on our worldwide pre-tax loss resulted in a negative effective tax rate. This was partially offset by our release of a valuation allowance recorded on certain of our German deferred tax assets.
The manner in which we evaluate the need for valuation allowances is described in “- Critical Accounting Policies” and in Note 1, “Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 15.
Year Ended January 31, 2007 compared to Year Ended January 31, 2006. Our effective tax rate was (0.4)% for the year ended January 31, 2007, as compared to 79.5% for the year ended January 31, 2006. The decrease was primarily due to the impact of non-deductible impairment charges on identified intangibles and non-deductible stock option expense in certain foreign jurisdictions. These charges reduced the tax benefits we could record on our pre-tax loss for the year ended January 31, 2007. The combination of consolidated tax expense in the year calculated on our worldwide pre-tax loss resulted in a negative effective tax rate. This was partially offset by our release of a valuation allowance recorded on certain of our German deferred tax assets. Our effective tax rate for the year ended January 31, 2006, was higher than the U.S. statutory tax rate primarily as a result of non-deductible expenses and increases to valuation allowances on certain non-U.S. deferred tax assets. The impact of the non-deductible items on our effective tax rate was magnified by the relatively low level of pre-tax income for the year.
Backlog
The delivery cycles of most of our products are generally very short, ranging from days to several months, with the exception of certain projects with multiple deliverables over a longer period of time. Therefore, we do not view backlog as a meaningful indicator of future business activity and do not consider it a meaningful financial metric for evaluating our business.

Selected Quarterly Results of Operations
The following table shows selected results of operations for each quarter during the two years ended January 31, 2008:

	For the Quarters Ended
	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,
(In thousands, except per share data)	2008	2007	2007	2007	2007	2006	2006	2006

Revenue	$158,712	$158,135	$128,325	$89,371	$100,759	$82,337	$92,327	$93,355
Cost of revenue	61,415	64,421	56,230	39,958	42,427	35,754	40,792	45,476
Amortization and impairment of acquired technology and backlog	2,819	2,468	2,039	692	4,255	850	1,559	1,000
Settlement with OCS	—	—	—	—	—	—	19,158	—

Gross profit	94,478	91,246	70,056	48,721	54,077	45,733	30,818	46,879

Research and development, net	24,361	23,278	22,933	17,096	13,675	13,534	13,157	12,663
Selling, general and administrative	80,476	72,306	63,090	43,311	43,217	36,703	34,351	33,958
Amortization of other acquired intangible assets	6,941	6,961	5,264	502	837	929	689	709
In-process research and development	—	—	6,439	243	—	—	—	—
Impairment of goodwill and other acquired intangible assets	22,934	—	—	—	21,103	—	—	—
Integration, restructuring and other, net	9,216	5,836	7,705	239	—	(765)	—	—

Income (loss) from operations	(49,450)	(17,135)	(35,375)	(12,670)	(24,755)	(4,668)	(17,379)	(451)
Other income (expense), net	(29,195)	(17,734)	(9,316)	1,059	1,758	1,818	2,559	1,661

Income (loss) before taxes and noncontrolling interest	(78,645)	(34,869)	(44,691)	(11,611)	(22,997)	(2,850)	(14,820)	1,210

Provision for (benefit from) income taxes	(104)	(3)	30,676	(2,840)	(1,757)	329	1,701	(132)
Noncontrolling interest in net income (loss) of joint venture	149	235	244	436	324	(16)	184	429

Net income (loss)	(78,690)	(35,101)	(75,611)	(9,207)	(21,564)	(3,163)	(16,705)	913

Dividends on preferred stock	(3,197)	(3,164)	(2,320)	—	—	—	—	—

Net income (loss) applicable to common shares	$(81,887)	$(38,265)	$(77,931)	$(9,207)	$(21,564)	$(3,163)	$(16,705)	$913

Net income (loss) per share

Basic	$(2.54)	$(1.19)	$(2.42)	$(0.29)	$(0.67)	$(0.10)	$(0.52)	$0.03

Diluted	$(2.54)	$(1.19)	$(2.42)	$(0.29)	$(0.67)	$(0.10)	$(0.52)	$0.03

Revenue
Three Months Ended January 31, 2008 compared to Three Months Ended January 31, 2007. Our revenue increased approximately 57%, or $57.9 million, to $158.7 million in the three months ended January 31, 2008 from $100.8 million in the three months ended January 31, 2007. The increase was primarily due to the acquisition of Witness in May 2007 which represented approximately 85% of the revenue increase. Workforce Optimization segment revenue increased by 160%, or $53.6 million, Video Intelligence segment revenue increased by 13%, or $3.9 million, and Communications Intelligence segment revenue increased by 1%, or $0.4 million. Revenue in the Americas, EMEA and APAC regions represented approximately 49%, 37%, and 14% of our total revenue, respectively, in the three months ended January 31, 2008, compared to approximately 43%, 37%, and 20%, respectively, in the three months ended January 31, 2007.
Three Months Ended October 31, 2007 compared to Three Months Ended October 31, 2006. Our revenue increased approximately 92%, or $75.8 million, to $158.1 million in the three months ended October 31, 2007 from $82.3 million in the three months ended October 31, 2006. Approximately 55% of the increase was due to the acquisition of Witness in May 2007 and approximately 15% of the increase was due to greater revenue recognized upon the completion of a multi-site installation for a major customer in our Video Intelligence segment. Workforce Optimization segment revenue increased by 156%, or $46.7 million, Video Intelligence segment revenue increased by 52%, or $16.3 million, and Communications Intelligence segment revenue increased by 61%, or $12.8 million. Revenue in the Americas, EMEA and APAC regions represented approximately 59%, 28%, and 13% of our total revenue, respectively, in the three months ended October 31, 2007 compared to approximately 53%, 25%, and 22%, respectively, in the three months ended October 31, 2006.
Three Months Ended July 31, 2007 compared to Three Months Ended July 31, 2006. Our revenue increased approximately 39%, or $36.0 million, to $128.3 million in the three months ended July 31, 2007 compared to $92.3 million in the three months ended July 31, 2006. Approximately 95% of the increase was due to the acquisitions of Witness in May 2007 and Mercom in July 2006. Workforce Optimization segment revenue increased by 127%, or $36.2 million, Video Intelligence segment revenue increased by 5%, or $1.6 million, and Communications Intelligence segment revenue decreased by 5%, or $1.8 million. Revenue in the Americas, EMEA and APAC regions represented approximately 49%, 35%, and 16% of our total revenue, respectively, in the three months ended July 31, 2007 compared to approximately 44%, 34%, and 22%, respectively, in the three months ended July 31, 2006.
Three Months Ended April 30, 2007 compared to Three Months Ended April 30, 2006. Our revenue decreased approximately 4%, or $4.0 million, to $89.4 million in the three months ended April 30, 2007 from $93.4 million in the three months ended April 30, 2006. The decrease was primarily due to a reduction in Contract Accounting Revenue recognized in our Communication Intelligence segment, partially offset by an estimated 5% revenue increase attributable to the acquisition of Mercom in July 2006. Workforce Optimization segment revenue decreased by 5%, or $1.6 million, Communications Intelligence revenue decreased by 18%, or $5.2 million and Video Intelligence segment revenue increased 9%, or $2.8 million. Revenue in the Americas, EMEA and APAC regions represented approximately 49%, 33%, and 18% of our total revenue, respectively, in the three months ended April 30, 2007 compared to approximately 53%, 28%, and 19%, respectively, in the three months ended April 30, 2006.

Cost of Revenue
Three Months Ended January 31, 2008 compared to Three Months Ended January 31, 2007. Cost of revenue increased $19.0 million in the three months ended January 31, 2008 compared to the three months ended January 31, 2007. Product cost of revenue decreased $0.8 million. Service and support cost of revenue increased $19.8 million. Of these expenses, employee compensation and related expenses increased $10.6 million as a result of an increase in employee headcount attributable to the Witness acquisition. Other service and support cost of revenue increases included an increase in consultant costs of $2.4 million, travel expenses of $1.4 million, overhead expenses of $1.4 million, stock compensation expense of $1.1 million, and other expenses totaling $2.9 million, all of which were almost entirely due to the acquisition of Witness.
Three Months Ended October 31, 2007 compared to Three Months Ended October 31, 2006. Cost of revenue increased $28.7 million in the three months ended October 31, 2007 compared to the three months ended October 31, 2006. Product cost of revenue increased $10.6 million, primarily as a result of higher hardware and software material costs of $8.6 million due to greater product revenue. Service and support cost of revenue increased $18.1 million. Of these expenses, employee compensation and related expenses increased $8.8 million as a result of an increase in employee headcount attributable to the Witness acquisition. Other service and support cost of revenue increases included an increase in consultant costs of $2.9 million, travel expenses of $1.7 million, stock compensation expense of $1.3 million, overhead expenses of $1.4 million, and other expenses totaling $2.0 million, all of which were almost entirely due to the acquisition of Witness.
Three Months Ended July 31, 2007 compared to Three Months Ended July 31, 2006. Cost of revenue increased $15.4 million in the three months ended July 31, 2007 compared to the three months ended July 31, 2006. Product cost of revenue increased $2.3 million as a result of a $2.2 million increase in hardware and software material costs, growth in employee compensation and related expenses of $1.2 million and other expenses totaling $0.1 million. These increases were offset by a $1.2 million elimination of royalty expenses as a result of exiting the OCS royalty-bearing programs in calendar year 2006 (for additional information see “- OCS Royalty Settlement”). Service and support cost of revenue increased $13.1 million. Of these expenses, employee compensation and related expenses increased $8.0 million as a result of an increase in employee headcount attributable to the Witness acquisition. Other service and support cost of revenue increases included an increase in stock compensation expenses of $0.8 million, overhead expenses of $1.3 million, travel expenses of $1.1 million, consultant costs of $0.9 million, and other expenses totaling $1.7 million, all of which were almost entirely due to the acquisition of Witness. These increases were offset by a $0.7 million elimination of royalty expenses as a result of exiting the OCS royalty-bearing programs in calendar year 2006 (for additional information see “- OCS Royalty Settlement”).

Three Months Ended April 30, 2007 compared to Three Months Ended April 30, 2006. Cost of revenue decreased $5.5 million in the three months ended April 30, 2007 compared to the three months ended April 30, 2006. Product cost of revenue decreased $6.7 million, due to lower hardware and software material costs of $4.5 million as a result of lower product revenue, a $1.2 million elimination of royalty expenses as a result of exiting the OCS royalty-bearing programs in calendar year 2006 (for additional information see “- OCS Royalty Settlement”), and other reductions totaling $1.0 million. Service and support cost of revenue increased $1.2 million. Of these expenses employee compensation and related expenses increased $2.0 million as a result of an increase in employee headcount attributable to the Mercom acquisition, and partially as a result of our special retention program in the year ended January 31, 2008. This increase was offset by a $0.6 million elimination of royalty expenses as a result of exiting the OCS royalty-bearing programs in calendar year 2006 (for additional information see “- OCS Royalty Settlement”) and other reductions totaling $0.2 million.
Research and Development, Net
Three Months Ended January 31, 2008 compared to Three Months Ended January 31, 2007. Research and development, net increased $10.7 million in the three months ended January 31, 2008 compared to the three months ended January 31, 2007. Of these expenses, employee compensation and related expenses increased $6.2 million, primarily as a result of an increase in employee headcount attributable to the Witness acquisition and partially as a result of our special retention program. Other expense increases included an increase in contractor costs of $1.8 million and increases in other expenses totaling $2.7 million, all of which were almost entirely due to the acquisition of Witness.
Three Months Ended October 31, 2007 compared to Three Months Ended October 31, 2006. Research and development, net increased $9.7 million in the three months ended October 31, 2007 compared to the three months ended October 31, 2006. Of these expenses, employee compensation and related expenses increased $5.5 million, primarily as a result of an increase in employee headcount attributable to the Witness acquisition and partially as a result of our special retention program. Other expense increases included an increase in contractor costs of $1.5 million and increases in other expenses totaling $2.7 million, all of which were almost entirely due to the acquisition of Witness.
Three Months Ended July 31, 2007 compared to Three Months Ended July 31, 2006. Research and development, net increased $9.8 million in the three months ended July 31, 2007 compared to the three months ended July 31, 2006. Of these expenses, employee compensation and related expenses increased $6.9 million, primarily as a result of an increase in employee headcount attributable to the Witness acquisition and partially as a result of our special retention program. Other expense increases included an increase in contractor costs of $1.9 million and other expenses totaling $1.0 million, all of which were almost entirely due to the acquisition of Witness.
Three Months Ended April 30, 2007 compared to Three Months Ended April 30, 2006. Research and development, net increased $4.4 million in the three months ended April 30, 2007 compared to the three months ended April 30, 2006. This increase was due to a $4.0 million increase in employee compensation and related expenses, primarily as a result of an increase in employee headcount attributable to internal growth and partially due to the acquisition of Mercom, as well as increases in other expenses totaling $0.4 million.

Selling, General and Administrative Expense
Three Months Ended January 31, 2008 compared to Three Months Ended January 31, 2007. Selling, general and administrative expense increased $37.3 million in the three months ended January 31, 2008 compared to the three months ended January 31, 2007. Of these expenses, employee compensation and related expenses increased $13.2 million and employee sales commissions increased $4.1 million, primarily as a result of an increase in employee headcount attributable to the Witness acquisition and partially as a result of our special retention program. Other expense increases included an increase in stock-based compensation of $3.2 million, an increase in communication expense of $1.6 million, an increase in travel and entertainment expense of $1.4 million, and increases in other expenses totaling $4.4 million, all of which were almost entirely due to the acquisition of Witness. We also incurred $1.4 million of legal fees relating to intellectual property litigation in our Video Intelligence segment. Professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status increased by approximately $8 million.
Three Months Ended October 31, 2007 compared to Three Months Ended October 31, 2006. Selling, general and administrative expense increased $35.6 million in the three months ended October 31, 2007 compared to the three months ended October 31, 2006. Of these expenses, employee compensation and related expenses increased $13.6 million, and employee sales commissions increased $3.3 million, primarily as a result of an increase in employee headcount attributable to the Witness acquisition and partially as a result of our special retention program. Other expense increases included an increase in stock-based compensation of $3.8 million, an increase in communication expense of $1.2 million, an increase in travel and entertainment expense of $1.3 million, and other expenses totaling $4.3 million, all of which were almost entirely due to the acquisition of Witness. We also incurred $1.1 million of legal fees associated with intellectual property litigation in our Video Intelligence segment. Professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status increased by approximately $7 million.
Three Months Ended July 31, 2007 compared to Three Months Ended July 31, 2006. Selling, general and administrative expense increased $28.7 million in the three months ended July 31, 2007, compared to the three months ended July 31, 2006. Of these expenses, employee compensation and related expenses increased $13.9 million, and employee sales commissions increased $3.1 million, primarily as a result of an increase in employee headcount attributable to the Witness acquisition and partially as a result of our special retention program. Other expense increases included an increase in stock-based compensation of $2.1 million, an increase in communication expense of $0.7 million, an increase in travel and entertainment expense of $1.1 million, and other expenses totaling $3.8 million, all of which were almost entirely due to the acquisition of Witness. Professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status increased by approximately $4 million.

Three Months Ended April 30, 2007 compared to Three Months Ended April 30, 2006. Selling, general and administrative expense increased $9.3 million in the three months ended April 30, 2007 compared to the three months ended April 30, 2006. The increase in selling, general and administrative expense reflects increases in employee compensation and related expenses of $5.2 million which was primarily a result of business growth but also partially due to the acquisitions of Mercom, Opus, and MultiVision. Professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status increased by approximately $3 million, and other expenses totaling $1.1 million.
Amortization and Impairment of Acquired Intangible Assets
Three Months Ended January 31, 2008 compared to Three Months Ended January 31, 2007. Total amortization of acquired intangible assets increased $4.7 million in the three months ended January 31, 2008 compared to the three months ended January 31, 2007 primarily due to the acquisition of Witness and partially offset by lower impairment charges relating to the Multivision acquired technology.
Three Months Ended October 31, 2007 compared to Three Months Ended October 31, 2006. Total amortization of acquired intangible assets increased $7.7 million in the three months ended October 31, 2007 compared to the three months ended October 31, 2006 primarily due to the acquisition of Witness.
Three Months Ended July 31, 2007 compared to Three Months Ended July 31, 2006. Total amortization of acquired intangible assets increased $5.1 million in the three months ended July 31, 2007 compared to the three months ended July 31, 2006 primarily due to the acquisition of Witness.
Three Months Ended April 30, 2007 compared to Three Months Ended April 30, 2006. Total amortization of acquired intangible assets decreased $0.5 million in the three months ended April 30, 2007 compared to the three months ended April 30, 2006 as certain intangible assets became fully amortized during the period.
Other Income (Expense), Net
Three Months Ended January 31, 2008 compared to Three Months Ended January 31, 2007. Other income (expense), net decreased $30.9 million to other expense, net, of $29.2 million in the three months ended January 31, 2008, compared to other income, net, of $1.7 million in the three months ended January 31, 2007. Interest expense increased by $12.2 million due to interest incurred under our $650.0 million term loan used to finance a portion of the purchase price of Witness. Interest income decreased by $1.0 million due to lower interest-carrying cash and investment balances. In addition, during the three months ended January 31, 2008, we recorded a net loss on derivatives of $16.1 million. This loss is primarily attributable to a $20.9 million loss related to a $450.0 million interest-rate swap contract executed concurrently with our credit agreement. This loss was partially offset by a $0.3 million gain on foreign currency derivatives, and a $4.5 million gain from an increase in the fair value of a derivative embedded in shares of preferred stock issued to Comverse for $293.0 million. In addition, we also recorded a $3.4 million loss on an ARS investment due to “other-than-temporary” impairment in market value during the three months ended January 31, 2008. Subsequent to the year ended January 31, 2008, our ARS were repurchased by our broker at the value equal to the par value plus interest.

Three Months Ended October 31, 2007 compared to Three Months Ended October 31, 2006. Other income (expense), net decreased $19.5 million to other expense, net, of $17.7 million in the three months ended October 31, 2007 compared to other income, net, of $1.8 million in the three months ended October 31, 2006. Interest expense increased by $13.0 million due to interest under our $650.0 million term loan used to acquire Witness. Interest income decreased by $1.3 million due to lower interest-carrying cash and investment balances. In the three months ended October 31, 2007, we also recorded a net loss on derivatives of $3.4 million. This loss is primarily attributable to a $6.9 million loss related to a $450.0 million interest rate swap contract executed concurrently with our credit agreement, partially offset by a $1.9 million gain from an increase in the fair value of a derivative embedded in shares of preferred stock issued to Comverse for $293.0 million and a $1.6 million gain on foreign currency derivatives. In addition, in the three months ended October 31, 2007 we recorded a $1.3 million loss on an ARS investment due to “other-than-temporary” impairment in market value. Subsequent to the year ended January 31, 2008, our ARS were repurchased by our broker at the value equal to the par value plus interest.
Three Months Ended July 31, 2007 compared to Three Months Ended July 31, 2006. Other income (expense), net decreased $11.9 million to other expense, net, of $9.3 million in the three months ended July 31, 2007 compared to other income, net, of $2.6 million in the three months ended July 31, 2006. Interest expense increased by $11.1 million due to interest under our $650.0 million term loan used to acquire Witness. Interest income decreased by $0.8 million due to lower interest-carrying cash and investment balances. In addition, in the three months ended July 31, 2007, we recorded a net loss on derivatives of $0.9 million, primarily attributable to a $1.5 million loss related to a $450.0 million interest rate swap contract executed concurrently with our credit agreement, as well as a $0.3 million loss on foreign currency derivatives, partially offset by a $0.9 million gain from an increase in the fair value of a derivative embedded in shares of preferred stock issued to Comverse for $293.0 million.
Three Months Ended April 30, 2007 compared to Three Months Ended April 30, 2006. Interest and other income, net decreased $0.6 million to a net gain of $1.1 million in the three months ended April 30, 2007 compared to a $1.7 million net gain in the three months ended April 30, 2006. Interest income decreased by $0.2 million, foreign currency losses increased by $0.3 million, interest expense increased by $0.1 million, and other expenses increased by $0.1 million.

Liquidity and Capital Resources
Overview
Historically, our primary source of liquidity has been cash from operations, consisting of collections of our accounts receivable for services and products as well as cash advances from our customers. However, in the year ended January 31, 2008, we borrowed $650.0 million under a new term loan facility ($40.0 million of which was prepaid during the year ended January 31, 2008) and received $293.0 million through the issuance of a preferred stock to finance a significant portion of the Witness acquisition. We also have a $15.0 million revolving line of credit, which was fully drawn down in November, 2008. See “- Liquidity and Capital Resources Requirements” below for additional information regarding our credit agreement. Our primary uses of cash have been and are expected to continue to be for acquisitions of businesses, selling and marketing activities, research and development, professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status, and capital expenditures. Beginning in the year ended January 31, 2008, uses have also included interest payments and debt repayments.
The following table sets forth, for the years ended January 31, 2008, 2007, and 2006, cash, cash equivalents, and other funding sources:

	As of January 31,
(in thousands)	2008	2007	2006
Cash and cash equivalents	$83,233	$49,325	$55,730
Short-term investments	—	127,453	167,922

Total cash, cash equivalents, and short-term investments	$83,233	$176,778	$223,652

Preferred stock (at carrying value)	$293,663	$—	$—

Long-term debt	$610,000	$1,058	$1,325

Year Ended January 31, 2008 compared to Year Ended January 31, 2007. At January 31, 2008 our cash, cash equivalents, and short-term investments totaled $83.2 million, or $93.5 million less than our January 31, 2007 balance. Our debt increased during this same period by $608.9 million as a result of borrowings under our credit agreement. We also issued shares of preferred stock to Comverse for $293.0 million. The decrease in our net cash position, along with the increase in debt and the new preferred stock were substantially all used to finance the Witness acquisition, including special payments related to the acquisition for severance, integration, legal and underwriting fees, and employee compensation. See Note 5, “Business Combinations” to the consolidated financial statements included in Item 15 for more information on this acquisition. In addition, during the year we made payments associated with our restatement of previously filed financial statements and our extended filing delay status, and payments related to acquisitions.

Year Ended January 31, 2007 compared to Year Ended January 31, 2006. At January 31, 2007 our cash, cash equivalents and short-term investments totaled $176.8 million or $46.9 million less than our January 31, 2006 balance. Our debt decreased during this same period by $0.3 million. The decrease in cash, cash equivalents and short-term investments is primarily due to the OCS settlement in Israel (see “— Developing Since our Last Periodic Report — OCS Settlement”) and the acquisitions of Mercom and CM Insight in the year ended January 31, 2007.
The following table summarizes selected items from our statements of cash flows for the years ended January 31, 2008, 2007, and 2006:
Statements of Cash Flows

	For the Years Ended January 31,
(in thousands)	2008	2007	2006
Net cash provided by (used in) operating activities	$(299)	$9,099	$58,273
Net cash used in investing activities	(851,733)	(15,086)	(56,019)
Net cash provided by (used in) financing activities	885,017	(1,089)	8,993
Effect of exchange rate changes on cash and cash equivalents	923	671	(440)

Net increase (decrease) in cash and cash equivalents	$33,908	$(6,405)	$10,807

Net cash provided by (used in) operating activities
Prior to the year ended January 31, 2008, Verint has historically had positive cash provided by operating activities as our cash collections from operations have exceeded our costs. In the year ended January 31, 2008 we made payments related to the Witness acquisition including interest expense, integration expense, and special employee compensation. In addition, we made professional fee and related expense payments associated with our restatement of previously filed financial statements and our extended filing delay status. These incremental payments caused our operating activities to become a $0.3 million use of cash in the year ended January 31, 2008. In the year ended January 31, 2007 we had $9.1 million in cash provided by operating activities. In the year ended January 31, 2006 we had $58.3 million in cash provided by operating activities.
During the year ended January 31, 2008, we used $0.3 million in cash in operating activities. The cash used consisted primarily of a net loss of $198.6 million and increased accounts receivable of $20.2 million due to higher revenue. This was partially offset by non-cash items of $160.8 million, primarily depreciation and amortization, deferred income taxes, stock-based compensation, impairment of assets, and non-cash losses on derivative financial instruments, increase to deferred revenue of $25.1 million, lower prepaid expenses and other assets of $14.0 million, lower deferred cost of revenue of $5.6 million, and higher accounts payable and accrued expenses of $8.5 million.
During the year ended January 31, 2007, we generated $9.1 million in cash in operating activities. This $9.1 million positive cash from operating activities was due to non-cash items of $60.6 million, primarily impairment of assets, depreciation and amortization, and stock-based compensation, lower accounts receivable of $7.1 million, and higher accounts payable and accrued expenses of $6.1 million, partially offset by a net loss of $40.5 million and a decrease to deferred revenue of $23.7 million.

During the year ended January 31, 2006, we generated $58.3 million in cash in operating activities. This source of cash included net income of $1.7 million, non-cash items of $28.4 million, primarily depreciation and amortization, higher accounts payable and accrued expenses of $23.2 million and an increase to deferred revenue of $24.5 million, partially offset by higher accounts receivable of $11.9 million and higher deferred cost of revenue of $7.7 million.
Net cash used by investing activities
During the year ended January 31, 2008, $851.7 million in cash was used in investing activities, principally due to the acquisition of Witness and ViewLinks Euclipse Ltd with net assets acquired net of cash of $953.2 million and capital expenditures of $14.2 million, partially offset by cash receipts from sales and maturities of investments, net of purchases of $120.5 million.
During the year ended January 31, 2007, $15.1 million in cash was used in investing activities, principally related to the acquisitions of Mercom and CM Insight of $42.5 million, capital expenditures of $11.2 million and capitalized software development costs of $4.5 million, partially offset by cash receipts from sales and maturities of investments, net of purchases of $41.6 million.
During the year ended January 31, 2006, $56.0 million in cash was used in investing activities, principally for the acquisitions of MultiVision and Opus of $63.2 million, capital expenditures of $10.9 million, and capitalized software development costs of $4.8 million, partially offset by cash receipts from sales and maturities of investments, net of purchases of $26.4 million.
Currently, we have no significant commitments for capital expenditures.
Net cash provided by (used in) financing activities
During the year ended January 31, 2008, we generated $885.0 million in cash from financing activities, reflecting proceeds from borrowings under our new term loan for $650.0 million and proceeds from issuance of preferred stock to Comverse for $293.0 million, partially offset by repayments of long term debt of $42.5 million and debt issuance costs paid of $13.6 million.
During the year ended January 31, 2007, we used $1.1 million in cash from financing activities.
During the year ended January 31, 2006, we generated $9.0 million in cash from financing activities. The source of this cash was primarily proceeds from exercised stock options of $10.2 million.

Liquidity and Capital Resources Requirements
Based on past performance, and current expectations, we believe that our cash and cash equivalents, investments, and cash generated from operations will be sufficient to meet anticipated operating costs including required payments of principal and interest, working capital needs, capital expenditures, research and development spending, and other commitments for at least the next 12 months. Currently, we have no plans to pay any dividends on our preferred or common stock, which are not permitted under our credit agreement.
Our liquidity could be negatively impacted by a decrease in demand for our products and services and support, including the impact of changes in customer buying behavior due to the general global economic downturn. We have incurred significant professional fees and related expenses in connection with our restatement of previously filed financial statements and our extended filing delay status, and we expect that we will continue to incur significant professional fees and costs in the first half of 2010. Our liquidity could be negatively impacted by these additional fees and costs. In the event we determine to make acquisitions or otherwise require additional funds, we may need to raise additional capital, which could involve the issuance of equity or debt securities. There can be no assurance that we would be able to raise additional equity or debt in the private or public markets on terms favorable to us, or at all.
On May 25, 2007 we entered into a $650.0 million term loan and a $25.0 million revolving credit facility with a group of banks which we used to fund a portion of the acquisition of Witness. As of January 31, 2008, our outstanding term loan balance was $610.0 million. The original $25.0 million revolving credit facility was reduced to $15.0 million in September 2008 due to the bankruptcy of Lehman Brothers and the termination of its commitment under the credit agreement. We borrowed the entire $15.0 million available to us in November 2008 and currently have no remaining balance available to us. The term loan matures on May 25, 2014 and the revolving credit facility matures on May 25, 2013.
The credit agreement requires mandatory prepayments from the proceeds of certain asset sales, excess cash flow as defined by the agreement and proceeds of indebtedness as well as quarterly principal repayments. Any re-borrowings under the revolving credit facility are dependent upon certain conditions including the absence of any material adverse effect or change on our business, as defined in the credit agreement.

The credit agreement contains one financial covenant that requires us to meet a certain consolidated leverage ratio, defined as our consolidated net total debt divided by consolidated EBITDA for the trailing four quarters. EBITDA is defined in our credit agreement as net income/(loss) plus income tax expense, interest expense, depreciation and amortization, losses related to hedge agreements, any extraordinary, unusual or non-recurring expenses or losses, any other non-cash charges, and expenses incurred or taken prior to April 30, 2008 in connection with our acquisition of Witness, minus interest income, any extraordinary, unusual or non-recurring income or gains, gains related to hedge agreements, and any other non-cash income. Under the credit agreement, the consolidated leverage ratio could not exceed 5.50:1 for the quarterly period ended January 31, 2008, and we were in compliance with such requirement as of such date. For the quarterly periods ended April 30, July 31, and October 31, 2008, the consolidated leverage ratio could not exceed 5.50:1. For the quarterly periods ended January 31, April 30, July 31, and October 31, 2009, the consolidated leverage ratio could not exceed 4.50:1. For the quarterly periods ending January 31, April 30, July 31, and October 31, 2010, the consolidated leverage ratio cannot exceed 3.50:1. For the quarterly periods ending January 31, April 30, July 31, and October 31, 2011, the consolidated leverage ratio cannot exceed 2.50:1. For the quarterly period ending January 31, 2012 and thereafter, the consolidated leverage ratio cannot exceed 2.00:1.
Because our revenue recognition review resulted in changes in the way we recognize revenue from the way we did so at the time the credit agreement was put in place, it may be more difficult for us to maintain compliance with our leverage ratio covenant on a prospective basis than we expected at the time we entered into the credit agreement since the leverage ratio covenant is based on our EBITDA, which is affected by revenue.
In addition, because GAAP requires us to continue to refine our accounting for open periods until the financial statements for such periods are filed, it is also possible that we may determine that we were not in compliance with the leverage ratio covenant in periods subsequent to January 31, 2008, until such time as we file the financial statements for such periods. Based on our current expectations, we intend to reduce our outstanding debt by the end of the quarterly period ending January 31, 2011 in order to maintain compliance with the consolidated leverage ratio covenant using available cash or cash raised from financing activities. Alternatively, we may pursue an acquisition that is accretive to our earnings. There can be no assurance that we will be successful with any such financing activities or in pursuing such an acquisition.
In addition, we are subject to a number of restrictive covenants, including limitations on our ability to incur indebtedness, create liens, make fundamental business changes, dispose of property, make restricted payments including dividends, make significant investments, enter into sale and leasebacks, enter new lines of business, provide negative pledges, enter into transactions with related parties, and enter into any speculative hedges, although there are limited exceptions to these covenants. Because of the delay in the filing of this report, our Annual Report on Form 10-K for the year ended January 31, 2009, and the Quarterly Reports for each of the quarters ended April 30, July 31, and October 31, 2009, we may be delayed in the completion of the audits related to, and the timely filing of our Annual Report for, the year ended January 31, 2010 and the credit agreement includes a requirement that we submit audited consolidated financial statements to the lenders within 90 days of the end of each fiscal year beginning with the year ending January 31, 2010, which for the year ended January 31, 2010 is May 1, 2010. If audited consolidated financial statements are not so delivered and such failure of delivery is not remedied within 30 days thereafter, an event of default occurs. Effective on February 25, 2008, our applicable borrowing margin increased by 0.25%, pursuant to the terms of the facility, because we did not provide certain audited financial statements to our lenders. Additionally, on August 25, 2008 the applicable margins increased another 0.25%, or 0.50% in total, since we did not deliver audited financial statements to our lenders.
See “Risk Factors — We have incurred significant indebtedness as a result of the acquisition of Witness, which makes us highly leveraged, subjects us to restrictive covenants, and could adversely affect our operations” under Item 1A.
If we are unable to comply with any of these requirements, an event of default could occur which could cause or permit holders of the debt to declare all amounts outstanding to be immediately due and payable. In that event, we may be forced to sell assets, raise additional capital through a securities offering, or seek to refinance or restructure our debt. In such a case, we may not be able to consummate such a sale, securities offering, or refinancing or restructuring of the debt on reasonable terms, or at all.

Contractual Obligations
As of January 31, 2008, our contractual obligations were as follows:

	Payments due by period
(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years

Long-term debt obligations, including interest	$909,552	$42,875	$119,212	$104,573	$642,892
Operating lease obligations	63,036	12,492	21,402	18,355	10,787
Purchase obligations	25,105	23,775	1,318	8	4
Other long-term obligations	2,900	600	1,200	1,100	—

Total contractual obligations	$1,000,593	$79,742	$143,132	$124,036	$653,683

The long-term debt obligations reflected above include projected interest payments over the term of the debt, assuming an interest rate of 7.38%, which was the interest rate in effect for the debt as of January 31, 2008. Actual interest on this debt is variable, as further discussed in Note 7, “Long-term Debt” to the consolidated financial statements included in Item 15. The long-term debt obligations also include the projected quarterly settlements of our interest rate swap, through its expiration in May 2011, using the same future interest rate assumptions that underlie the estimated fair value of the swap at January 31, 2008.
Our purchase obligations are associated with agreements for purchases of goods or services generally including agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transactions. The table above also includes agreements to purchase goods or services that have cancellation provisions requiring little or no payment. The amounts under such contracts are included in the table above because we believe that cancellation of these contracts is unlikely and we expect to make future cash payments according to the contract terms or in similar amounts for similar materials.
Our consolidated balance sheet at January 31, 2008 includes $34.6 million of non-current tax reserves, net of related benefits (including interest and penalties of $6.4 million, net of federal benefit) for uncertain tax positions under FIN 48. However these amounts are not included in the table above because it is not possible to predict or estimate the timing of payments for these obligations. We do not expect to make any significant payments for these uncertain tax positions within the next twelve months.
Off Balance Sheet Arrangements
We lease certain of our current facilities, furniture, and equipment under non-cancelable operating lease agreements. We are typically required to pay property taxes, insurance, and normal maintenance costs for of these facilities.

In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2008, we had approximately $13.1 million of outstanding letters of credit and surety bonds relating to these performance guarantees. As of January 31, 2008, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on our consolidated results of operations, financial position or cash flows. Our historical noncompliance with our performance obligations has been insignificant.
In the normal course of business, we provide indemnifications of varying scopes to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.
To the extent permitted under Delaware law or other applicable law, we indemnify our directors, officers, employees and agents against claims they may become subject to by virtue of serving in such capacities for us. We also have contractual indemnification agreements with our directors, officers, and certain senior executives. The maximum amount of future payments we could be required to make under these indemnification arrangements and agreements is potentially unlimited; however, we have insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We are not able to estimate the fair value of these indemnification arrangements and agreements in excess of applicable insurance coverage, if any.
Developments since our Last Periodic Report
The following summarizes significant developments since October 31, 2005 (the date of our last periodic report), beyond our internal investigation, restatement, and audit-related items discussed in “- Investigation and Restatement” and elsewhere in this report.
Mergers and Acquisitions; Financing
On January 9, 2006, we acquired the networked video security business of Hong Kong-based MultiVision, enabling us to expand the footprint of our video business in the APAC region. We paid approximately $48.9 million in cash for MultiVision.
On February 6, 2006, we acquired all of the outstanding shares of CM Insight, a U.K.-based, privately-held customer management solution provider that helps enterprises enhance their customer experience and improve the quality and performance of their contact center operations. We paid approximately $6.6 million in cash for CM Insight. In addition, the selling shareholders of CM Insight were entitled to receive earn-out payments over two years based on certain performance targets. For the 12-month period ended February 6, 2007, the selling shareholders of CM Insight earned the maximum earn-out payment available for such period of £2.0 million, or approximately $3.9 million at then-current exchange rates. As the applicable performance targets for the 12-month period ended February 6, 2008 were not achieved, no earn-out payments were made for such period.

On July 14, 2006, we acquired all of the outstanding shares of Mercom, a privately-held provider of interaction recording and performance evaluation solutions for small-to-midsize contact centers. The purchase price consisted of $35.0 million in cash at closing, $0.7 million of direct transaction costs, and potential additional cash earn-out payments not to exceed $17.5 million over two years based on certain performance targets. As of January 31, 2008, the end of the earn-out period, the former shareholders had earned approximately $3.7 million of the available earn-out.
On February 1, 2007, we completed the acquisition of ViewLinks Euclipse Ltd., an Israeli-based, privately-held provider of data mining and link analysis software solutions. The aggregate purchase price was $7.4 million in cash, including contingent consideration earned through January 31, 2008.
On May 25, 2007, we completed the acquisition of Witness. Under the terms of the Agreement and Plan of Merger, dated February 11, 2007, among us, Merger Sub and Witness, each outstanding share of Witness common stock was converted into the right to receive $27.50 in cash, less applicable withholding taxes (if any). In addition, upon consummation of the merger, outstanding vested options to purchase Witness common stock were converted into a right to receive a cash payment, and unvested options to purchase Witness common stock were assumed by us and converted into options to purchase Verint common stock. The aggregate merger consideration paid to consummate the transaction was approximately $944.3 million, net of cash acquired; approximately $650.0 million of which was financed by proceeds of a term loan under a credit agreement entered into by us in connection with the transaction and approximately $293.0 million of which was financed with proceeds from the issuance of preferred stock to Comverse, and from available cash balances. In July 2007, we prepaid $40.0 million of this debt and in November 2008, we borrowed $15.0 million under a revolving credit facility entered into concurrently with the credit agreement. We are subject to customary restrictive covenants under the credit agreement, including a maximum leverage ratio.
On February 4, 2010, our wholly-owned subsidiary, Verint Americas Inc., acquired all of the outstanding shares of Iontas, a privately held provider of desktop analytics solutions. Prior to this acquisition, we licensed certain technology from Iontas, whose solutions measure application usage and analyze workflows to help improve staff performance in contact center, branch and back-office operations environments. We acquired Iontas for approximately $15.2 million in cash (net of cash acquired) and potential additional earn-out payments of up to $3.8 million, tied to certain targets being achieved over the next two years. The initial purchase price allocation for this acquisition is not yet available, as we have not completed the appraisals necessary to assess the fair values of the tangible and identified intangible assets acquired and liabilities assumed, the assets and liabilities arising from contingencies (if any), and the amount of goodwill to be recognized as of the acquisition date.
For more information about the integration risks associated with the foregoing acquisitions and the requirements of our credit facility, please see “Risk Factors” under Item 1A.
OCS Royalty Settlement
On July 31, 2006, we entered into a settlement agreement with the OCS, pursuant to which we exited a royalty-bearing program and the OCS agreed to accept a lump sum payment of approximately $36.0 million. Prior to the settlement, we had accrued approximately $16.8 million of royalties and related interest due under the original terms of the program through charges to cost of revenue in the corresponding periods of the related revenue, net of previous royalty payments. We recorded a charge of approximately $19.2 million to cost of revenue in the second quarter of the year ended January 31, 2007 for the remaining amount of the lump sum settlement in excess of amounts previously accrued under the program. Payments agreed to under the OCS settlement were completed immediately following the execution of the settlement agreement. Beginning in calendar year 2006, we entered into a new program with the OCS under which we are no longer required to pay royalties to the OCS.

Chief Financial Officer Succession
On August 14, 2006, we announced a succession plan for our Chief Financial Officer position, in which Douglas E. Robinson would replace Igal Nissim as Chief Financial Officer upon completion of our outstanding SEC filings. However, due to the extended filing delay period and the expansion of the Comverse Special Committee investigation and our own internal review of certain non-options related matters, we decided to complete the succession process on December 11, 2006, at which time Mr. Robinson was formally appointed Chief Financial Officer of Verint. Mr. Robinson’s background is discussed in “Directors, Executive Officers, and Corporate Governance” under Item 10.
Subsequent Events
The following summarizes significant developments at Verint since January 31, 2008, the last day of the last fiscal year covered by this report.
Settlement with NICE
On August 1, 2008, we reached a settlement agreement with NICE to resolve all then-outstanding patent litigations between NICE and Witness. These litigations resulted from a 2004 suit filed by one of NICE’s subsidiaries against Witness alleging that certain Witness products infringed a number of VoIP call recording patents held by NICE. Following the filing of this initial lawsuit, Witness filed two patent infringement suits against NICE alleging infringement of certain screen capture and speech analytics patents and NICE filed a second suit against Witness alleging violation of additional call recording patents. Following a January 2008 trial, a jury in the second suit filed by NICE was unable to reach a verdict, resulting in a mistrial. On May 16, 2008, a jury in the speech analytics case filed by Witness returned a verdict in our favor and against NICE on the claims of infringement and awarded us $3.3 million in damages; however this award was superseded by the terms of the settlement agreement disclosed in “Legal Proceedings — Witness Patent and General Litigation Matters — NICE Systems Settlement Agreement” under Item 3. On May 23, 2008, the court in the initial VoIP suit filed by NICE found in our favor and against NICE on the claims of infringement.
Wells Notices
On April 9, 2008, as we previously reported, we received a “Wells Notice” from the staff of the SEC arising from the staff’s investigation of our past stock option grant practices and certain unrelated accounting matters. These accounting matters were also the subject of our internal investigation. On March 3, 2010, the SEC filed a settled enforcement action against us in the United States District Court for the Eastern District of New York relating to certain of our accounting reserve practices. Without admitting or denying the allegations in the SEC’s Complaint, we consented to the issuance of a Final Judgment permanently enjoining us from violating Section 17(a) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder. The settled SEC action did not require us to pay any monetary penalty and sought no relief beyond the entry of a permanent injunction. The SEC’s related press release noted that, in accepting the settlement offer, the SEC considered our remediation and cooperation in the SEC’s investigation. The settlement was approved by the United States District Court for the Eastern District of New York on March 9, 2010.
On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file our periodic reports under the Exchange Act. On March 3, 2010, the SEC issued an OIP pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. We are currently evaluating the Section 12(j) OIP, including available procedural remedies and intend to defend against the possible suspension or revocation of the registration of our common stock.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for years beginning after November 15, 2007, and is effective for our year beginning February 1, 2008. In February 2008, the FASB issued a Staff Position (a “FSP”) which partially defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 on February 1, 2008 did not have a material effect on our financial position, results of operations, or cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the option to use fair value on earnings. It also requires companies to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”). SFAS No. 159 is effective for years beginning after November 15, 2007, which means that it will be effective for our year beginning February 1, 2008. The adoption of SFAS No. 159 on February 1, 2008 did not have a material effect on our financial position, results of operations, or cash flows.
In June 2007, the FASB ratified the consensus reached by the EITF in Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF No. 06-11”). Under this consensus, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees under certain share-based benefit plans should be recognized as an increase in additional paid-in capital. As it relates to us, the consensus became effective on February 1, 2008. As no dividends were paid during the year ended January 31, 2009, the accounting guidance in EITF No. 06-11 is not expected to be applied in the preparation of the consolidated financial statements for the year then ended.

In June 2007, the FASB ratified EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires non-refundable advance payments for goods and services to be used in future research and development (“R&D”) activities to be recorded as assets and the payments to be expensed when the R&D activities are performed. EITF No. 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of the year ended January 31, 2009 (our quarter ended April 30, 2008). Prior to adoption, we recognized these non-refundable advance payments as expenses upon payment. The adoption of EITF No. 07-3 did not have a significant impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations (“SFAS No. 141”), but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed, and any non-controlling interests in the acquired business. SFAS No. 141(R) is effective for all business combinations with an acquisition date occurring in years beginning after December 15, 2008, which means that it will be effective for our year beginning February 1, 2009. The impact that SFAS No. 141(R) will have on us will depend on the nature and size of any acquisitions completed after we adopt this standard.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for business arrangements entered into in years beginning on or after December 15, 2008, which means that it will be effective for our year beginning February 1, 2009. Early adoption is prohibited. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS No. 160 will have on our financial position, results of operations, or cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for years and interim periods beginning after November 15, 2008, with early application encouraged, which means that it will be effective for our year beginning February 1, 2009. The adoption of SFAS No. 161 is not expected to have a significant impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted earnings per share. FSP EITF 03-6-1 is effective for years beginning after December 15, 2008 and early adoption is prohibited, which means that it will be effective for our year beginning February 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a significant impact on our consolidated financial statements.
In April 2009, the FASB issued the following three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities:
•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”);

•	FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”); and

•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”).
FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 to interim periods. All of these FSPs are effective for interim and annual periods ending after June 15, 2009. We are assessing the potential impact that the adoption of FSP FAS 157-4 and FSP FAS 115-2 may have on our consolidated financial statements. FSP FAS 107-1 may result in increased disclosures in our future interim periods.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 was modified by Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Discloure Requirements, issued in February 2010. SFAS No. 165, as modified, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. We do not expect that the adoption of SFAS No. 165 will have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends FIN 46(R) and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and significantly enhances disclosures. SFAS No. 167 may be applied retrospectively in previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS No. 167 will have on our consolidated financial statements.
In September 2009, the FASB ratified the consensuses reached by the EITF regarding the following issues involving revenue recognition:
•	Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF No. 08-1”); and

•	Issue No. 09-3, Certain Revenue Arrangements That Include Software Elements (“EITF No. 09-3”).
EITF No. 08-1 applies to multiple-deliverable revenue arrangements that are currently within the scope of EITF No. 00-21. EITF No. 08-1 also provides principles and application guidance on whether a revenue arrangement contains multiple deliverables, how the arrangement should be separated, and how the arrangement consideration should be allocated. EITF No. 08-1 requires an entity to allocate revenue in a multiple-deliverable arrangement using estimated selling prices of the deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. It eliminates the use of the residual method and, instead, requires an entity to allocate revenue using the relative selling price method. It also expands disclosure requirements with respect to multiple-deliverable revenue arrangements.
EITF No. 09-3 applies to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of the software revenue guidance in SOP 97-2. EITF No. 09-3 removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance.
The accounting guidance in EITF No. 08-1 and EITF No. 09-3 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. It will be effective for us in our fiscal year beginning February 1, 2011, although early adoption is also permitted. Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. We are currently assessing the potential impact that the application of EITF No. 08-1 and EITF No. 09-3 may have on our consolidated financial statements.

During the third quarter of the year ending January 31, 2010, we adopted the new Accounting Standards Codification (“ASC”) as issued by the FASB. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC had no impact on our consolidated financial statements.
Item 7a. Quantitative and Qualitative Disclosures about Market Risk
Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. We are exposed to market risk related to changes in interest rates and foreign currency exchange rate fluctuations. To manage the volatility relating to interest rate and foreign currency risks, we periodically enter into derivative instruments including foreign currency forward exchange contracts and interest rate swap agreements. It is our policy to enter into derivative transactions only to the extent considered necessary to meet our risk management objectives. We use derivative instruments solely to reduce the financial impact of these risks and do not use derivative instruments for trading purposes.
Credit Agreement
On May 25, 2007, to partially finance the acquisition of Witness, we entered into a $675.0 million secured financing arrangement comprised of a seven-year $650.0 million term loan facility and a six-year $25.0 million revolving credit facility (the “facilities”). As of January 31, 2008, we had $610.0 million outstanding under the term loan as we repaid $40.0 million in July, 2007. We did not draw under the revolving credit facility as of January 31, 2008. The $25.0 million revolving credit facility was subsequently reduced to $15.0 million due to the bankruptcy of Lehman Brothers and in November, 2008, we borrowed the full $15.0 million under the revolving credit facility.
Borrowings under the facilities bear interest at a rate of, at our election, (a) 1.75% plus the higher of (i) prime rate and (ii) the federal funds rate plus 0.50% or (b) 2.75% over the London Interbank Offered Rate, or LIBOR. In the case of the former, the interest rate adjusts in unison with the underlying index. In the case of LIBOR borrowings, the interest rate adjusts at the end of the relevant LIBOR period. Effective on February 25, 2008, our applicable margins indicated above increased by 0.25%, pursuant to the terms of the facility, because we did not provide certain audited financial statements to our lenders. Additionally, on August 25, 2008 the applicable margins increased another 0.25%, or 0.50% in total, since we did not deliver audited financial statements to our lenders. After delivery of certain audited financials and receipt of appropriate credit ratings from Standard & Poors and Moody’s Investor Services, the applicable margins described above will be determined by reference to our credit ratings, and will range from 1.00% to 1.75% in the case of prime rate (or federal funds) based borrowings, and from 2.00% to 2.75% for LIBOR-based borrowings.

Interest Rate Risk on our Debt
Because the interest rates applicable to borrowings under the facilities are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. To partially mitigate this risk, and in part because we were required to do so by the lenders, when we entered into our credit facilities in May 2007, we executed a pay-fixed, receive-variable interest rate swap with a multinational financial institution under which we pay fixed interest at 5.18% and receive variable interest of three-month LIBOR on a notional amount of $450.0 million. This instrument is settled with the counterparty on a quarterly basis, and matures on May 1, 2011. As of January 31, 2008, of the $610.0 million of borrowings which were outstanding under the term loan, the interest rate on $450.0 million of such borrowings was substantially fixed by utilization of the interest rate swap. Interest on the remaining $160.0 million was variable. If the market interest rates for one or three-month LIBOR changed by 1.00% as of January 31, 2008, the annual interest expense on these borrowings would change by approximately $1.6 million.
This interest rate swap is not designated as a hedging instrument under the terms of SFAS No. 133 and is accounted for as a derivative, whereby the fair value of the instrument is reported on our consolidated balance sheets, and gains and losses from changes in its fair value are reported in other income (expense), net. We recorded gains and losses on this instrument, realized and unrealized, in other income (expense), net on the consolidated statements of income, of approximately $29.2 million of net losses in the year ended January 31, 2008. These losses reflect the decline in market interest rates during the second half of the year ended January 31, 2008.
The counterparty to our interest rate swap is a multinational financial institution. Despite the recent disruption in the global financial markets, we believe the risk of this counterparty’s nonperformance of its obligations is not material. Currently and for the expected remaining term of the agreement, the swap is in the counterparty’s favor and not ours, so we do not expect to have counterparty risk.
Investments
We invest in cash equivalents, bank time deposits and short-term investment portfolios. Interest rate changes could result in an increase or decrease in interest income we generate from these interest-bearing assets. Our cash, cash equivalents and bank time deposits are primarily maintained at high credit-quality financial institutions around the world. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
As of January 31, 2008, we had cash and cash equivalents totaling approximately $83.2 million, consisting of demand deposits and bank time deposits having maturities of three months or less. We also held $3.6 million of cash equivalents which were restricted for purposes of securing certain short-term performance obligations, and were not available for general operating use.

As of January 31, 2008, we also held investments in ARS, which had an original cost of $7.0 million and estimated fair value of $2.3 million. These ARS investments represented investments in pools of assets, including commercial paper, collateralized debt obligations, credit default linked notes and credit derivative products. These investments were intended to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling the investments at par. The disruptions in the credit markets during 2007 and 2008 affected our holdings in ARS investments, as scheduled auctions for the securities failed and therefore severely limited the liquidity of these investments. During the quarter ended January 31, 2008, we concluded that our ARS investments had incurred an “other-than-temporary” impairment in market value and recorded a $4.7 million pre-tax charge to reduce the carrying value of these investments to $2.3 million. In consideration of the ongoing failed auctions and the uncertain market for these securities, we classified them within other assets as of January 31, 2008. In October and November 2008, these ARS investments were repurchased from us at par value of $7.0 million, plus interest, by the investment firm from whom we had purchased them. Our current investment policy no longer permits investments in auction rate securities.
As of January 31, 2007, we had cash and cash equivalents totaling approximately $49.3 million, consisting of demand deposits and bank time deposits having maturities of three months or less. We also held $3.7 million of cash equivalents which were restricted for purposes of securing certain short-term performance obligations, and were not available for general operating use. We also held short-term investments of $127.5 million, consisting primarily of ARS investments. The carrying value of these investments approximated the fair value as of January 31, 2007.
As of January 31, 2006, we had cash and cash equivalents totaling approximately $55.7 million, consisting of demand deposits and bank time deposits having maturities of three months or less. We also held $4.0 million of cash equivalents which were restricted for purposes of securing certain short-term performance obligations, and were not available for general operating use. We also held short-term investments of $167.9 million, consisting primarily of ARS investments. The carrying value of these investments approximated the fair value as of January 31, 2006.
Interest Rate Risk on our Investments
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the year ended January 31, 2009, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2008, which would cause our projected interest income from cash and cash equivalents and short-term investments to increase or decrease by approximately $0.4 million, assuming a similar level of investments in the year ended January 31, 2009 as in the year ended January 31, 2008.
Due to the short-term nature of our cash and cash equivalents and time deposits, the carrying values approximate market values and are not generally subject to price risk due to fluctuations in interest rates. See Note 4, “Investments” to the consolidated financial statements included in Item 15 of this report for more information regarding our short-term investments.

Foreign Currency Exchange Risk
The functional currency for each of our foreign subsidiaries is the respective local currency with the exception of our subsidiaries in Israel and Canada, whose functional currencies are the U.S. Dollar. We are exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. Dollars for consolidated reporting purposes. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. Dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income within stockholders’ equity.
Our international operations subject us to risks associated with currency exchange fluctuations. Most of our revenue is denominated in U.S. Dollars, while a significant portion of our operating expenses, primarily labor expenses, is denominated in the local currencies where our foreign operations are located, principally Israel, the United Kingdom, Germany, and Canada. As a result, our consolidated U.S. Dollar operating results are subject to the potentially adverse impact of fluctuations in foreign currency exchange rates between the U.S. Dollar and the other currencies in which we conduct business.
In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that result in gains or losses. We recorded foreign currency transaction gains and losses, realized and unrealized, in other income (expense), net on the consolidated statements of operations, of approximately $1.4 million of net gains in the year ended January 31, 2008, $0.9 million of net losses in the year ended January 31, 2007, and $0.2 million of net losses in the year ended January 31, 2006.
Additionally, from time to time, we enter into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted payroll and payroll-related expenses denominated in Israeli Shekels and Canadian Dollars. These contracts are limited to durations of one year. We do not enter into foreign currency forward contracts for trading or speculative purposes. At January 31, 2008, we held such foreign currency forward contracts in notional amounts totaling $11.7 million. As of January 31, 2008, our foreign currency forward contracts are not designated as hedging instruments under the terms of SFAS No. 133 and are accounted for as derivatives, whereby the fair value of the contracts are reported as other current assets or other current liabilities on our consolidated balance sheets, and gains and losses from changes in fair value are reported in other income (expense), net. We recorded gains and losses on these instruments, realized and unrealized, in other income (expense), net on the consolidated statements of income, of approximately $1.5 million of net gains in the year ended January 31, 2008. There were no such contracts executed during the years ended January 31, 2007 and 2006.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2008. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. Dollar. A 10% increase in the value of the U.S. Dollar would lead to a decrease in the fair value of our hedging instruments by $1.1 million. Conversely, a 10% decrease in the value of the U.S. Dollar would result in an increase in the fair value of these financial instruments by $1.3 million.
The counterparties to these foreign currency forward contracts are multinational commercial banks. While we believe the risk of counterparty nonperformance is not material, the recent disruption in the global financial markets has impacted some of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could affect our ability to secure creditworthy counterparties for our foreign currency hedging programs.

Item 8. Financial Statements and Supplementary Data
The financial statements and supplementary data required by this item are set forth at the pages indicated at Item 15(a).
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9a. Controls and Procedures
The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the periods since our last periodic report (October 31, 2005) through January 31, 2008. However, this assessment is as of January 31, 2008.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2008 because of the material weaknesses set forth below.

We acquired Witness on May 25, 2007, and we elected to exclude Witness’ internal control over financial reporting from our assessment of the effectiveness of internal control over financial reporting for the year ended January 31, 2008. Excluding goodwill and intangible assets resulting from the acquisition, Witness’ total assets and total revenue accounted for approximately 8% and 23%, respectively, of our consolidated assets and revenue as of and for the year ended January 31, 2008.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as defined in Rule 13(a)-15(f) and 15(d)-15(f) under the Exchange Act. Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.
Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of our assets that could have a material effect on the consolidated financial statements.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the year ended January 31, 2008. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.
A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of January 31, 2008 because of the material weaknesses set forth below.

The following is a summary of our material weaknesses as of January 31, 2008:
•	Risk Assessment
Risk assessment is the component of our entity’s internal control that involves identifying and analyzing internal and external risks related to the preparation of reliable financial statements. We failed to perform an adequate global risk assessment to identify all material locations, balances, and related fraud risks when evaluating our internal control over financial reporting and therefore, we did not maintain an effective process to identify, analyze, and manage risks associated with financial reporting and anti-fraud programs and controls.
•	Monitoring
Effective monitoring enables a company to determine whether internal control over financial reporting is present and functioning. We did not design adequate monitoring controls as it related to certain subsidiaries, such that we could not be assured that a material misstatement of financial results would be prevented or detected on a timely basis.
•	Financial Reporting
Due to a lack of adequate systems, processes, and resources with sufficient GAAP knowledge, experience, and training, we did not maintain effective controls over the period-end financial close and reporting processes as of January 31, 2008. Due to the actual and potential effect on financial statement balances and disclosures, the resulting restatement of our financial statements and the importance of the financial closing and reporting processes, we concluded that, in the aggregate, these deficiencies in internal controls over the period-end financial close and reporting process constituted a material weakness in internal control over financial reporting. The specific deficiencies contributing to this material weakness were as follows:
a)	Inadequate policies and procedures. We did not design, establish, and maintain effective documented GAAP compliant financial accounting policies and procedures, nor a formalized process for determining, documenting, communicating, implementing, monitoring, and updating accounting policies and procedures, including policies and procedures related to significant, complex, and non-routine transactions.

b)	Journal entries. We did not design, establish, and maintain effective procedures for ensuring adequate review, approval, and existence of sufficient supporting documentation over journal entries, both recurring and non-recurring.

c)	Accruals and Reserves. We did not design, establish, and maintain effective policies and procedures and documentation requirements as they relate to accrued liabilities and reserves, including those accounts requiring significant management estimates and judgment.

d)	Account reconciliations. We did not design, establish, and maintain effective controls over the preparation, timely review, and documented approval of account reconciliations. Specifically, we did not have effective controls over the completeness and accuracy of supporting schedules.

e)	Inadequate segregation of duties within financial systems. In various accounting processes, applications, and systems we did not design effective controls to adequately segregate job responsibilities and system access for initiating, authorizing, and recording transactions, nor were there adequate mitigating or monitoring controls in place. Specifically, we did not perform an analysis of financial reporting job responsibilities and system user access, including information technology (“IT”) personnel, in order to establish effective segregation of responsibilities.

f)	Deficiencies in end-user computing controls of critical spreadsheets. We did not design, establish or maintain adequate controls over the access, completeness, accuracy, validity, and review of, certain spreadsheet information that supports the financial reporting process.

g)	Property and Equipment. We did not have adequate controls over our property and equipment process, as we did not maintain effective controls over the existence, completeness, and accuracy of our property and equipment and recording of depreciation and amortization expense. In addition, effective controls were not designed and in place for appropriate classification of our property and equipment and the selection and consistent application of useful lives.

•	Equity Compensation
We did not maintain adequate policies and procedures to ensure effective controls over the administration, accounting, and disclosure for stock-based compensation sufficient to prevent a material misstatement of related compensation expense. Specifically, the following deficiencies in our granting, administration, and accounting for awards were identified:
a)	Inaccurate accounting and disclosure. We did not maintain adequate procedures or effective controls over accounting, communication, and disclosure of compensation expense related to awards. Specifically, we lacked a process of financial and administrative oversight over the stock-based compensation process.

b)	Administration of awards. We did not maintain effective controls as it related to the reconciliation of source data and sufficient procedures to ensure that grantees were notified in a timely manner.

c)	Insufficient tracking of employee data. We did not maintain adequate procedures or effective controls over reporting changes affecting employees and other award holders (e.g., terminations) that ultimately impacted the timely accounting for compensation expense.

•	Revenue and Cost of Revenue
We did not maintain effective internal controls over order management, contract management, master file monitoring, issuance of credit memos and policies and procedures to ensure effective controls over accounts receivable and the recognition of revenue, deferred revenue, and cost of revenue in accordance with GAAP, which resulted in material errors in the recognition of revenue and related cost of revenue. Specifically:
a)	we lacked sufficient personnel with appropriate knowledge, experience, and training in the complexities of software revenue recognition;

b)	we did not establish adequate procedures or effective controls to determine VSOE of fair value for installation, training services, or certain PCS agreements;

c)	we did not establish adequate procedures or effective controls to determine proper accounting treatment for multiple element sales arrangements in accordance with SOP 97-2;

d)	we did not establish adequate procedures or effective controls to ensure that all elements included in a multiple element arrangement were timely identified and measured including establishment of VSOE of fair value for undelivered elements;

e)	we did not establish adequate procedures or effective controls to identify the nature of projects, capture the necessary data, and determine the appropriate accounting treatment for arrangements subject to contract accounting;

f)	we did not establish or maintain appropriate policies and procedures to identify, capitalize, and amortize product costs associated with revenue arrangements for which related revenue had been deferred;

g)	we did not establish adequate procedures or effective controls to identify sufficient evidence of customer delivery and acceptance; and

h)	we lacked consistent communication and coordination between and among the various finance and non-finance organizations across the company on the scope and terms of customer arrangements, including the proper identification of all undelivered contractual obligations that impacted revenue recognition.

•	Income Taxes
We did not maintain adequate policies and procedures and related internal controls to ensure the completeness, accuracy, and timely preparation and review of our consolidated income tax provision, related account balances, and disclosures sufficient to prevent a material misstatement of related account balances. We did not employ adequate resources, with sufficient technical expertise in the area of accounting for income taxes, to properly account for and disclose income taxes in accordance with GAAP.
Due to the existence of these material weaknesses in our internal control over financial reporting that have been identified as of January 31, 2008, we believe that our internal control over financial reporting was also ineffective as of January 31, 2007 and January 31, 2006. Our independent registered public accounting firm, Deloitte & Touche LLP, expressed an adverse opinion on the effectiveness of our internal control over financial reporting as of January 31, 2008 because of the material weaknesses described above.
Changes in Internal Control Over Financial Reporting
As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investigation and Restatements” under Item 7, the restatements and corrections of our consolidated financial statements included in this report reflect the correction of certain misstated reserves for periods through October 31, 2005 resulting from the audit committee investigation regarding non-option related accounting issues. Our audit committee found that, prior to the year ended January 31, 2003, accounting reserves were intentionally overstated. In addition, the audit committee found no evidence indicating that reserves were intentionally overstated in any period subsequent to such year. As a result of these findings, we made restatement adjustments to our historic reserve accounts to reflect appropriate and supportable balances through October 31, 2005. Consequently, we believe we may have had a material weakness in our accounting for reserves in the periods affected, but that any such material weakness was remediated as of the periods presented in this report.
Our management performed extensive procedures designed to ensure the reliability of our financial reporting. In addition to other internal processes undertaken, procedures performed included, but were not limited to the following actions: (a) dedicated significant resources, including the engagement of subject matter specialists to support management in its efforts to complete our financial filings, (b) expended substantial resources in response to the findings of the Comverse investigation relating to stock based compensation errors associated with stock option grants issued to Verint employees previously employed by Comverse, (c) our own voluntary internal review of Verint’s stock option grant practices, and (d) our internal investigation into certain non-option accounting issues, including accounting reserves, income statement expense classification, and revenue recognition that was initiated by our audit committee. Based on these procedures, we have concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the interim and annual periods for the years ended January 31, 2008, 2007, and 2006.
Discussed below are changes made to our internal control over financial reporting since our last filing through January 31, 2008, as well as changes made to our internal control over financial reporting from February 1, 2008 through the date of this report, in each case, in response to the identified material weaknesses. In addition, we are also providing a description of certain expected material weaknesses and remediation efforts for periods subsequent to January 31, 2008.

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities, however, we expect that our internal control over financial reporting and our disclosure controls and procedures remained ineffective as of January 31, 2009. In addition, although we have implemented remedial measures to address all of the identified material weaknesses as discussed below, our assessment of the impact of these measures has not been completed as of the filing date of this report.
As part of our ongoing remedial efforts, we have, among other things:
•	appointed a new Chief Financial Officer effective December 2006;

•	established an internal audit department in March 2008, which reports directly to the audit committee. Our internal audit department continues to be expanded and strengthened by hiring additional qualified staff as well as increasing the number of external consultants engaged;

•	appointed a VP Finance and Global Revenue Controller and Regional Revenue Controllers, and established a centralized revenue recognition department to address complex revenue recognition matters, and to provide oversight and guidance on the design of controls and processes to enhance and standardize revenue recognition accounting application;

•	appointed our Chief Legal Officer as Chief Compliance Officer in September 2008, and established a robust world-wide compliance program;

•	hired a new Senior Vice President Finance and Corporate Controller;

•	appointed a Vice President of Global Accounting to help ensure accurate, consistent application of GAAP;

•	engaged a large global public accounting firm to act as an external subject matter expert with respect to the accounting for and disclosure of stock-based compensation related matters, including providing additional SFAS No. 123(R), training and accounting assistance. Centralized responsibility for the administration of stock-based compensation within the purview of the Senior Vice President and Corporate Controller;

•	established a corporate tax department in the first quarter of the year ended January 31, 2009, which now includes a Vice President, Domestic Director, International Director, and two full-time tax accountants, assisted by external expert tax advisors to prepare and/or review significant tax provisions in accordance with SFAS No. 109, Accounting for Income Taxes / FIN 48, Accounting for Uncertainty in Income Taxes / APB 28, Interim Financial Reporting / FIN 18, Accounting for Income Taxes in Interim Periods, as well as any changes in local law. In the first quarter of 2009, we implemented a tax provision software program designed to prepare the consolidated tax provision and related SFAS No. 109 footnote disclosures;

•	engaged external subject matter experts with specialized international and consolidated income tax knowledge to assist in creating and implementing and documenting a consolidated tax process;

•	performed a detailed Sarbanes-Oxley scoping and risk analysis and global fraud risk assessment for the year ending January 31, 2010 to properly identify material locations;

•	engaged external subject matter experts to assist in developing and implementing a formal remediation plan;

•	updated our Employee Code of Business Conduct and Ethics and implemented a new Finance and Accounting Code of Conduct that serves as a set of guiding principles emphasizing our commitment to financial and accounting reporting integrity, as well as transparency and robust and complete communications with, and disclosures to, internal and external auditors; annually, all finance department personnel are required to acknowledge their commitment to adhering to the Finance and Accounting Code of Conduct;

•	reemphasized to all employees the availability of our whistleblower hotline, through which all employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting, or other irregularities they become aware of or have observed;

•	expanded our accounting policy and controls organization by creating and filling new positions with qualified accounting and finance personnel, increasing significantly the number of persons who are CPAs or the CPA international equivalent;

•	engaged external subject matter experts to assist in developing, implementing and/or enhancing accounting and finance-related policies and procedures, including revenue recognition, account reconciliations, journal entry review/approval procedures, end-user computing, fixed assets, and reserve and accrual analyses. Also, we have established an online global portal which includes, among other items, an electronic library containing various accounting policies and literature;

•	implemented a record retention program, with the assistance of an external expert, to centralize global finance documentation in a standard repository. This program is being administered by regional coordinators with oversight by the internal audit department;

•	initiated a project to review our key financial systems security processes and responsibilities to appropriately design automated controls that adequately segregate job responsibilities;

•	significantly increased our investment in the design and implementation of enhanced information technology systems and user applications commensurate with the complexity of our business and our financial reporting requirements, including a broader and more sophisticated implementation of our Enterprise Resource Planning system, particularly in the area of revenue recognition accounting. It is expected that these investments will improve the reliability of our financial reporting by reducing the need for manual processes, reducing the chance for errors and omissions and thereby decreasing our reliance on manual controls to detect and correct accounting and financial reporting inaccuracies;

•	conducted employee training sessions on insider trading and general ethics; and

•	implemented a training program in the areas of business ethics, certain compliance matters, financial statements and processes, and best management practices, targeted to appropriate employees to enhance awareness and understanding of standards and principles for accounting and financial reporting.
We believe that the foregoing actions have improved and will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures. We intend to perform such procedures and commit such resources as necessary to continue to allow us to overcome or mitigate these material weaknesses such that we can make timely and accurate quarterly and annual financial filings until such time as those material weaknesses are fully addressed and remediated.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Verint Systems Inc.
Melville, New York
We have audited Verint Systems Inc.’s and subsidiaries’ (the “Company’s”) internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Evaluation of Disclosure Controls and Procedures, management excluded from its assessment the internal control over financial reporting at Witness Systems, Inc., which was acquired on May 25, 2007 and whose financial statements constitute 8% and 23%, respectively, of total assets and revenues of the consolidated financial statement amounts as of and for the year ended January 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Witness Systems, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:
1.	The Company failed to perform an adequate global risk assessment to identify all material locations, balances and related fraud risks when evaluating internal control over financial reporting and therefore, did not maintain an effective process to identify, analyze, and manage risks associated with financial reporting and anti-fraud programs and controls.

2.	The Company did not design adequate monitoring controls as it related to certain subsidiaries such that management of the Company could not be assured that a material misstatement of financial results would be prevented or detected on a timely basis.

3.	Due to a lack of adequate systems, processes, and resources with sufficient knowledge of generally accepted accounting principles (“GAAP”), experience, and training, the Company did not maintain effective controls over the period-end financial close and reporting processes as of January 31, 2008. Due to the actual and potential effect on financial statement balances and disclosures, the resulting restatement of the financial statements and the importance of the financial closing and reporting processes, management of the Company concluded that, in the aggregate, these deficiencies in internal controls over the period-end financial close and reporting process constituted a material weakness in internal control over financial reporting. The specific deficiencies contributing to this material weakness were as follows:
a)	Inadequate policies and procedures. The Company did not design, establish, and maintain effective documented financial accounting policies and procedures that are compliant with GAAP, nor a formalized process for determining, documenting, communicating, implementing, monitoring and updating accounting policies and procedures, including policies and procedures related to significant, complex, and non-routine transactions.

b)	Journal entries. The Company did not design, establish and maintain effective procedures for ensuring adequate review, approval and existence of sufficient supporting documentation over journal entries, both recurring and non-recurring.

c)	Accruals and Reserves. The Company did not design, establish, and maintain effective policies and procedures and documentation requirements as they relate to accrued liabilities and reserves, including those accounts requiring significant management estimates and judgment.

d)	Account reconciliations. The Company did not design, establish and maintain effective controls over the preparation, timely review, and documented approval of account reconciliations. Specifically, the Company did not have effective controls over the completeness and accuracy of supporting schedules.

e)	Inadequate segregation of duties within financial systems. In various accounting processes, applications, and systems the Company did not design effective controls to adequately segregate job responsibilities and system access for initiating, authorizing, and recording transactions, nor were there adequate mitigating or monitoring controls in place. Specifically, the Company did not perform an analysis of financial reporting job responsibilities and system user access, including IT personnel, in order to establish effective segregation of responsibilities.

f)	Deficiencies in end-user computing controls of critical spreadsheets. The Company did not design, establish or maintain adequate controls over the access, completeness, accuracy, validity, and review of, certain spreadsheet information that supports the financial reporting process.

g)	Property and Equipment. The Company did not have adequate controls over the property and equipment process, as the Company did not maintain effective controls over the existence, completeness, and accuracy of property and equipment and recording of depreciation and amortization expense. In addition, effective controls were not designed and in place for appropriate classification of property and equipment and the selection and consistent application of useful lives.
4.	Equity Compensation. The Company did not maintain adequate policies and procedures to ensure effective controls over the administration, accounting, and disclosure for stock-based compensation sufficient to prevent a material misstatement of related compensation expense. Specifically, the following deficiencies in the granting, administration, and accounting for awards were identified:
a)	Inaccurate accounting and disclosure. The Company did not maintain adequate procedures or effective controls over accounting, communication, and disclosure of compensation expense related to awards. Specifically, the Company lacked a process of financial and administrative oversight over the stock-based compensation process.

b)	Administration of awards. The Company did not maintain effective controls as it related to the reconciliation of source data and sufficient procedures to ensure that grantees were notified in a timely manner.

c)	Insufficient tracking of employee data. The Company did not maintain adequate procedures or effective controls over reporting changes affecting employees and other award holders (e.g., terminations) that ultimately impacted the timely accounting for compensation expense.

5.	Revenue and Cost of Revenue. The Company did not maintain effective internal controls over order management, contract management, master file monitoring, issuance of credit memos and policies and procedures to ensure effective controls over accounts receivable and the recognition of revenue, deferred revenue and cost of revenue in accordance with GAAP, which resulted in material errors in the recognition of revenue and related cost of revenue. Specifically:
a)	The Company lacked sufficient personnel with appropriate knowledge, experience and training in the complexities of software revenue recognition.

b)	The Company did not establish adequate procedures or effective controls to determine vendor specific objective evidence (“VSOE”) of fair value for installation, training services, or certain post-contract customer support agreements.

c)	The Company did not establish adequate procedures or effective controls to determine proper accounting treatment for multiple element sales arrangements in accordance with SOP 97-2.

d)	The Company did not establish adequate procedures or effective controls to ensure that all elements included in a multiple element arrangement were timely identified and measured including establishment of VSOE of fair value for undelivered elements.

e)	The Company did not establish adequate procedures or effective controls to identify the nature of projects, capture the necessary data, and determine the appropriate accounting treatment for arrangements subject to contract accounting.

f)	The Company did not establish or maintain appropriate policies and procedures to identify, capitalize, and amortize product costs associated with revenue arrangements for which related revenue had been deferred.

g)	The Company did not establish adequate procedures or effective controls to identify sufficient evidence of customer delivery and acceptance.

h)	The Company lacked consistent communication and coordination between and among the various finance and non-finance organizations across the Company on the scope and terms of customer arrangements, including the proper identification of all undelivered contractual obligations that impacted revenue recognition.
6.	Income Taxes. The Company did not maintain adequate policies and procedures and related internal controls to ensure the completeness, accuracy, and timely preparation and review of the consolidated income tax provision, related account balances, and disclosures sufficient to prevent a material misstatement of related account balances. The Company did not employ adequate resources, with sufficient technical expertise in the area of accounting for income taxes, to properly account for and disclose income taxes in accordance with GAAP.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended January 31, 2008, and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for each of the three years in the period ended January 31, 2008, of the Company and our report dated March 16, 2010, expressed an unqualified opinion on those financial statements and includes explanatory paragraphs regarding (1) the restatement discussed in Note 2 to the consolidated financial statements, and (2) the Company’s adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes discussed in Note 1 to the consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
New York, New York
March 16, 2010

Item 9b. Other Information
Not Applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Current Executive Officers and Directors
The following lists our current executive officers and directors as of the date of this report. Vacancies on the board of directors that have arisen due to the departures noted above have been filled by the vote of the board of directors, in accordance with our Amended and Restated Bylaws and Amended and Restated Certificate of Incorporation. As of the date of this report, two vacancies remain on the board of directors.

Name	Age	Position
Dan Bodner	51	President, Chief Executive Officer, Corporate Officer, and Director

Peter D. Fante	42	Chief Legal Officer, Chief Compliance Officer, Secretary, and Corporate Officer

Elan Moriah	47	President, Verint Witness Actionable Solutions and Verint Video Intelligence Solutions and Corporate Officer

David Parcell	56	Managing Director, EMEA and Corporate Officer

Douglas E. Robinson	53	Chief Financial Officer and Corporate Officer

Meir Sperling	61	President, Verint Communications Intelligence and Investigative Solutions and Corporate Officer

Paul D. Baker	51	Director

John Bunyan	57	Director

Andre Dahan	61	Chairman of the Board

Victor A. DeMarines	72	Director

Kenneth A. Minihan	66	Director

Larry Myers	71	Director

Howard Safir	68	Director

Shefali Shah	38	Director

Stephen Swad	48	Director

Lauren Wright	56	Director

Background of Current Directors
Dan Bodner serves as our President, Chief Executive Officer, a director, and Corporate Officer. Mr. Bodner has served as our President and/or Chief Executive Officer and as a director since February 1994. From 1991 to 1998, Mr. Bodner also served as President and Chief Executive Officer of Comverse Government Systems Corp., a former affiliate of ours when we were a subsidiary of Comverse. Prior to such positions, from 1987 to 1991, Mr. Bodner held various management positions at Comverse.
Paul D. Baker has served as one of our directors since May 2002. Mr. Baker also serves as Vice President, Corporate Marketing and Corporate Communications of Comverse, a position he has held since joining Comverse in April 1991. Mr. Baker is also a member of the board of directors of Ulticom, Inc., a Comverse majority-owned public company and former operating subsidiary of Comverse. Mr. Baker was nominated by Comverse to serve as a member of our board of directors.
John Bunyan has served as one of our directors since March 2008. Mr. Bunyan also serves as Chief Marketing Officer of Comverse, a position he has held since October 2007. Prior to joining Comverse, Mr. Bunyan was President of Intelliventure LLC, a marketing and strategy firm, of which he remains a member, although the company is currently inactive. He also served as Senior Vice President of Mobile Multimedia Services at AT&T Wireless from November 2001 to April 2005 and was responsible for the consumer wireless data business. Before then, Mr. Bunyan served as Senior Vice President of Marketing at Dun & Bradstreet, and prior to that, as Executive Vice President of Marketing at Reuters Americas. Mr. Bunyan is also a member of the board of directors of Ulticom, Inc., a Comverse majority owned public company and former operating subsidiary of Comverse as well as other directly and indirectly wholly-owned subsidiaries of Comverse. Mr. Bunyan was nominated by Comverse to serve as a member of our board of directors.
Andre Dahan has served as one of our directors since July 2007 and Chairman of the Board of Directors since March 2008. Mr. Dahan has also served as Chief Executive Officer and President and a director of Comverse since April 2007. Prior to joining Comverse, Mr. Dahan was President and Chief Executive Officer of Mobile Multimedia Services at AT&T Wireless from July 2001 to December 2004. Previously, he served as President of North America and Global Accounts and in several other global executive positions for Dun & Bradstreet, a global business information and business tools provider. Before then, Mr. Dahan served in a variety of senior executive positions with Teradata Corp. (now NCR), Sequent Computer Systems and S.E. Qual, an information technology consulting firm. He also serves as a member of the board of directors of Ulticom, Inc., a Comverse majority owned public company and former operating subsidiary of Comverse, Starhome, B.V., also a Comverse majority-owned company and a global provider of mobile roaming technology and services, as well as numerous other directly and indirectly wholly-owned subsidiaries of Comverse. Mr. Dahan was nominated by Comverse to serve as a member of our board of directors.

Victor A. DeMarines has served as one of our directors since May 2002. In May, 2000, Mr. DeMarines retired from his position as President and Chief Executive Officer of MITRE Corporation, a nonprofit organization, which provides security solutions for the computer systems of the Department of Defense, the Federal Aviation Administration, the Department of Homeland Security, the Internal Revenue Service, and several organizations in the U.S. intelligence community. Mr. DeMarines served in this capacity with MITRE Corporation beginning in 1995, and since retiring serves as a director. Mr. DeMarines currently also serves as a director of NetScout Systems, Inc., a provider of network performance solutions. He serves as a member of the Strategic Command Advisory Group. Mr. DeMarines served as a Presidential Executive with the Department of Transportation and is a Lieutenant of the U.S. Air Force.
Kenneth A. Minihan has served as one of our directors since May 2002. Lieutenant General Minihan was a career U.S. Air Force officer who attained the rank of Lieutenant General and retired from the Air Force on June 1, 1999. Since February 2002, he has served as a Managing Director of Paladin Capital Group, a private equity firm. Lieutenant General Minihan also served as the 14th Director of the National Security Agency/Central Security Services and was the senior uniformed intelligence officer in the Department of Defense. Prior to this, Lieutenant General Minihan served as the Director of the Defense Intelligence Agency. Lieutenant General Minihan sits on the board of directors of (1) BAE Systems Inc., a defense systems company, (2) Lucent Government Solutions, an information technology company, (3) Lexis Nexis Special Services, Inc., a leading provider of information and technology solutions to government, and (4) ManTech International Corporation, a business software and services company. Lieutenant General Minihan was awarded the National Security Medal, the Defense Distinguished Service Medal, the Bronze Star and the National Intelligence Distinguished Service Medal, among other awards and decorations.
Larry Myers has served as one of our directors since August 2003. Since November 1999, Mr. Myers has been retired from his position of Senior Vice President, Chief Financial Officer and Treasurer of MITRE Corporation, a nonprofit organization which provides security solutions for the computer systems of the Department of Defense, the Federal Aviation Administration, the Internal Revenue Service and several organizations in the U.S. intelligence community. Mr. Myers served in this capacity with MITRE Corporation beginning in 1991.
Howard Safir has served as one of our directors since May 2002. Since December 2001, Mr. Safir has been the Chairman and Chief Executive Officer of SafirRosetti, a provider of security and investigation services and a wholly-owned subsidiary of Global Options Group Inc. Mr. Safir has served as the Vice Chairman of Global Options Group Inc. since their May 2005 acquisition of SafirRosetti. He has served as Chief Executive Officer of Bode Technology, also a wholly-owned subsidiary of Global Options Group Inc. since February 2007. During his career, Mr. Safir served as the 39th Police Commissioner of the City of New York, as Associate Director for Operations, U.S. Marshals Service, and as Assistant Director of the Drug Enforcement Administration. Mr. Safir was awarded the Ellis Island Medal of Honor among other citations and awards.

Shefali Shah has served as one of our directors since September 2007. Since March 2009, Ms. Shah has served as the Acting General Counsel and Corporate Secretary of Comverse. From June 2006 until December 2006, Ms. Shah served as the Assistant Secretary of Comverse and from June 2006 until March 2009, Ms. Shah served as Associate General Counsel of Comverse. Prior to joining Comverse, Ms. Shah was an attorney in the corporate practice group of Weil, Gotshal & Manges LLP from September 2002 to June 2006. Ms. Shah also serves as a member of the board of directors of Ulticom, Inc., a Comverse majority-owned public company and former operating subsidiary of Comverse, and Starhome, B.V., a Comverse majority-owned subsidiary and a global provider of mobile roaming technology and services. Ms. Shah was nominated by Comverse to serve as a member of our board of directors.
Stephen Swad has served as one of our directors since June 2009. Mr. Swad has served as Executive Vice President and Chief Financial Officer of Comverse since June 2009. Prior to joining Comverse, Mr. Swad served as Chief Financial Officer at Federal National Mortgage Association (Fannie Mae) from August 2007 to August 2008 and, prior to that, at AOL, LLC (formerly, America Online, Inc.) from February 2003 to February 2007. He also served as Executive Vice President of Finance and Administration at Turner Entertainment Group, and Vice President, Financial Planning and Analysis at Time Warner. Mr. Swad, a Certified Public Accountant and former partner of KPMG LLP, also served as Deputy Chief Accountant at the SEC. Mr. Swad was nominated by Comverse to serve as a member of our board of directors.
Lauren Wright has served as one of our directors since September 2007. After serving as Special Advisor to the board of directors at Comverse from January 2007 to May 2007, Ms. Wright formally joined Comverse in May 2007 and has served since then as Senior Vice President Global Business Operations of Comverse. Prior to joining Comverse, Ms. Wright acted as a consultant and held a variety of executive positions including President and CEO of Pryor Resources, Inc., a venture-backed international seminar company, which she managed through bankruptcy reorganization, and President of Sprint International, a global telecommunications provider where she worked from 1988 to 2000. Ms. Wright was nominated by Comverse to serve as a member of our board of directors.
Background of Current Executive Officers (Not Also a Director)
Peter D. Fante serves as our Chief Legal Officer, Chief Compliance Officer, Secretary and Corporate Officer. Mr. Fante was appointed as General Counsel in September 2002, Chief Compliance Officer in September 2008 and Secretary in September 2005. Prior to joining us, Mr. Fante was an associate at various global law firms including Shearman & Sterling, Morrison & Foerster LLP, and Cadwalader, Wickersham & Taft LLP.
Elan Moriah serves as President, Verint Witness Actionable Solutions and Verint Video Intelligence Solutions global business lines and Corporate Officer. Mr. Moriah has served in such capacity since 2008, having previously served as our President, Americas from 2004 to 2008 and as President of our Contact Center division from 2000 to 2004. Prior to joining us, Mr. Moriah held various management positions with Motorola Inc., where he served as Business Development Manager for Europe, Middle East and Africa, Worldwide Network Services Division and as Vice President of Marketing and Sales of a paging subsidiary. Before then, Mr. Moriah worked for Comet Software Inc., as Vice President of Marketing and Sales and as Operations Manager.

David Parcell serves as our Managing Director, EMEA and as Corporate Officer. He has served in such capacity since May 2001. Prior to joining us, Mr. Parcell served as Vice President of EMEA for Aspect Software, Inc. from 1997 to 2001. Before then, Mr. Parcel held key management positions at Co-Cam and Datapoint, along with senior sales positions with Unisys and Olivetti.
Douglas E. Robinson has served as our Chief Financial Officer and Corporate Officer since December 2006 (following completion of a transition from the previous Chief Financial Officer which began in August 2006). Prior to joining us, Mr. Robinson spent 17 years at CA, Inc. (formerly Computer Associates), one of the world’s largest information technology management software companies, where he held the positions of Senior Vice President, Finance, Americas Division, Corporate Controller, Interim Chief Financial Officer, CFO of CA’s iCan SP subsidiary, and Senior Vice President Investor Relations, among other positions.
Meir Sperling serves as our President, Verint Communications Intelligence and Investigative Solutions and Corporate Officer. Mr. Sperling has served in such capacity since 2000. He also served as President, APAC from 2006 to 2007. Before joining us, Mr. Sperling served as Corporate Vice President of ECI Telecom Ltd. (“ECI”) as General Manager of its Business Systems Division, and Director of several ECI subsidiaries. Before then, Mr. Sperling held various management positions with Tadiran Telecommunications Communications Ltd. as well as with Tadiran Ltd and TEI, a U.S. subsidiary.
Former Directors and Executive Officers
Since our Annual Report on Form 10-K for the year ended January 31, 2005, which is our last filed annual report, there have been significant changes in the members of our board of directors designated by Comverse.
The following individuals, each of whom was an officer or employee of Comverse or one of its subsidiaries, served on our board of directors for the periods listed below, but no longer serves on our board of directors:

Kobi Alexander	(February 1994 – April 2006)
Avi Aronovitz	(November 2004 – November 2008)
David Kreinberg	(January 1999 – April 2006)
Paul Robinson	(May 2002 – June 2007)
William Sorin	(January 1999 – April 2006)
John Spirtos	(November 2008 – June 2009)
In addition, the following individuals served on our board of directors but no longer serve on our board of directors:

David Ledwell	(May 2002 – January 2008)
Igal Nissim	(January 1999 – December 2006)

On August 14, 2006, we announced that Igal Nissim would step down as our Chief Financial Officer and that Douglas Robinson had been named as our new Chief Financial Officer effective upon completion of our outstanding SEC filings. As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7, we decided to complete the succession process on December 11, 2006. At that time, Mr. Nissim formally resigned from his positions as Chief Financial Officer and a director, but continued to serve in a non-executive corporate planning role reporting to our Chief Executive Officer until January 31, 2008.
The Board of Directors and Board Committees
The Board of Directors
Although our common stock is not currently listed on NASDAQ, we have endeavored to continue to operate during our extended filing delay period in accordance with NASDAQ rules. To that end, the board of directors has determined that Messrs. DeMarines, Minihan, Myers and Safir are “independent” for purposes of NASDAQ’s amended governance listing standards (specifically NASDAQ Listing Rule 5605(a)(2)), and the requirements of both the SEC and NASDAQ that all members of the audit committee satisfy a special “independence” definition. The full board of directors has determined that Messrs. DeMarines, Minihan, Myers, and Safir not only are “independent” under the objective definitional criteria established by the SEC and NASDAQ, but also qualify as “independent” under the separate, subjective determination required by NASDAQ that, as to each of these directors, no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Both our audit committee and our stock option committee are composed solely of these four independent directors. The board of directors also has determined that Mr. Myers is an “audit committee financial expert”, as that term is defined by the SEC in Item 407(d) of Regulation S-K. Stockholders should understand that this designation is an SEC disclosure requirement relating to Mr. Myer’s experience and understanding of certain accounting and auditing matters, which the SEC has stated does not impose on the director so designated any additional duty, obligation or liability than otherwise is imposed generally by virtue of serving on the audit committee and/or the board of directors.
The remaining seven members of the board of directors do not satisfy these “independence” definitions because they are either executive officers of ours or have been chosen by and/or are affiliated with our controlling stockholder, Comverse. Because we are eligible to be a “controlled company” (within the meaning of relevant NASDAQ Listing Rule 5615(c)), we previously were, and if our common stock was listed on NASDAQ, would continue to be exempt from certain NASDAQ Listing Rules that would otherwise require us to have a majority independent board or fully independent standing nominating and compensation committees. We determined that we are such a “controlled company” because Comverse holds more than 50% of the voting power for the election of our directors. If Comverse’s ownership were to fall below 50%, however, we would cease to be permitted to rely on the controlled company exception and would be required to have a majority independent board and fully independent standing nominating and compensation committees.

As of the date of this report, the board of directors consists of 11 directors and has four standing committees: the corporate governance and nominating committee, the audit committee, the compensation committee, and the stock option committee.
The Corporate Governance and Nominating Committee
Members: Messrs. Dahan, DeMarines, and Safir, and Ms. Wright
The corporate governance and nominating committee of the board of directors makes recommendations on director nominees to the board of directors and will consider director candidates suggested by existing directors, senior management, and stockholders if properly submitted in accordance with the applicable procedures set forth in our bylaws. These procedures have not changed since the filing of our last proxy statement in 2005.
The corporate governance and nominating committee and the board of directors are heavily influenced in selecting director candidates and nominees by our majority stockholder, Comverse. Comverse has the right to designate all members for nomination to the board of directors, other than those required by applicable law and regulation, including NASDAQ’s amended governance listing standards and the requirements of the SEC, to be “independent”, and may fill any vacancy resulting from a Comverse designee ceasing to serve as a director. As the sole holder of our preferred stock, Comverse also has the right to designate up to two directors to the board of directors if we fail to redeem the preferred stock when otherwise required to do so upon the happening of certain corporate events. See “Certain Relationships and Related Transactions, and Director Independence - Comverse Preferred Stock Financing Agreements” under Item 13 for further discussion of rights associated with our preferred stock. Comverse designees currently serving on our board of directors are Messrs. Baker, Bunyan, Dahan and Swad, Ms. Shah, and Ms. Wright.
The corporate governance and nominating committee’s responsibilities are set forth in its charter and include, among other things (i) responsibility for establishing our corporate governance guidelines, (ii) overseeing the board of director’s operations and effectiveness, and (iii) identifying, screening, and recommending qualified candidates to serve on the board of directors. This committee was formed on September 11, 2007. Prior to this time, the nominating function was performed by the full board of directors.
The Audit Committee
Members: Messrs. DeMarines, Minihan, Myers, and Safir
We have a separately-designated standing audit committee established as contemplated by Section 10A of the Exchange Act. The board of directors has determined that each member of the audit committee is “independent” and financially literate as required by the additional independence requirements for members of the audit committee pursuant to Rule 10A-3 under the Exchange Act. The audit committee’s responsibilities are set forth in its charter and include, among other things, (i) assisting the board of directors in its oversight of our compliance with all applicable laws and regulations, which includes oversight of the quality and integrity of our financial reporting, internal controls, and audit functions, and (ii) direct and sole responsibility for the appointment, retention, compensation, and monitoring of the performance of our independent registered public accounting firm.

The Compensation Committee
Members: Messrs. Dahan, DeMarines, and Minihan and Ms. Shah
The compensation committee’s responsibilities are set forth in its charter and include, among other things, (i) approving compensation arrangements for our executive officers and (ii) making recommendations to the stock option committee and the board of directors regarding awards under our equity compensation plans.
The Stock Option Committee
Members: Messrs. DeMarines, Minihan, Myers, and Safir
The stock option committee is responsible for administering our stock incentive compensation plans and approving all grants of stock options and other forms of equity awards, except that equity grants to non-employee directors are approved or ratified by the full board of directors.
Codes of Business Conduct and Ethics
Codes of Business Conduct and Ethics
The board of directors has adopted a Code of Business Conduct and Ethics for Senior Officers to promote our commitment to the legal and ethical conduct of our business. The Chief Executive Officer, Chief Financial Officer, and other senior officers are required to abide by the code. We intend to disclose on our website any amendment to, or waiver from, a provision of the code that applies to our Chief Executive Officer, Chief Financial Officer, or principal accounting officer that relates to any elements of the code of ethics.
On March 19, 2009, we adopted an amended and restated Code of Conduct: Ethics Promote Excellence that replaced our Employee Code of Conduct and Ethics which was adopted in 2003. The new code applies to all executive officers, directors, and employees of the Company. A copy of the amended code was filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 24, 2009. The amended code can also be found on our website at www.verint.com under the “Investor Relations” tab. A copy of the Code of Conduct and Ethics for Senior Officers is also posted on our website under the “Investor Relations” tab. We will provide a copy of these codes of ethics to any person without charge, upon request. Requests may be made by writing or telephoning us at the following address:
Verint Systems Inc.
330 South Service Road
Melville, NY 11747 USA
(631) 962-9600
Attn: Corporate Secretary

Ethics Hot Line
We have a hot line, managed by a third party, that gives employees and our other stakeholders a way to confidentially and anonymously report any actual or perceived unethical behavior or violations or suspected violations of our Codes of Conduct. Information regarding our hot line can be found on our website at www.verint.com under the “Investor Relations” tab.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file initial reports of ownership on Form 3 and reports of changes in ownership on Forms 4 or 5 with the SEC. Such officers, directors and 10% stockholders also are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.
Based solely on review of the copies of such reports furnished to us, or written representations that no reports were required, we believe that:
•	during the year ended January 31, 2006, our directors, executive officers, and 10% stockholders complied with all filing requirements, except that an untimely Form 4 was filed by Mr. Bodner on December 16, 2005;

•	during the year ended January 31, 2007, our directors, executive officers, and 10% stockholders complied with all filing requirements, except that an untimely Form 3 was filed by Mr. Dahan on September 17, 2007; and

•	during the year ended January 31, 2008, our directors, executive officers, and 10% stockholders complied with all filing requirements.
Item 11. Executive Compensation
As a result of our extended filing delay period, the information contained in this section covers multiple periods. Information for the year ended January 31, 2006 is presented in accordance with the compensation disclosure requirements applicable to that period. Information for the year ended January 31, 2007 and the year ended January 31, 2008 is presented under the compensation disclosure requirements applicable for those periods. We have also included certain additional information for periods subsequent to January 31, 2008 that we believe may be useful for a more complete understanding of our compensation arrangements. While the focus of this discussion is on our compensation arrangements with our named executive officers (who are also referred to as “executive officers” or just “officers” below), in some cases we also provide information about compensation arrangements with our other executives or our employees generally where we believe it may be useful for providing context for our officer compensation arrangements.

Over the course of our extended filing delay period, we have also experienced significant changes in the composition of the compensation committee of our board of directors (the “compensation committee”). As a result, while the members of the compensation committee have recommended to the board of directors that the “Compensation Discussion and Analysis” below be included in this report, the events described in the discussion may have preceded a particular committee member’s election to the compensation committee and the information contained in the discussion may not be based on the personal knowledge of certain compensation committee members. None of the present members of the compensation committee was on the compensation committee in the year ended January 31, 2006 or before. See “- Compensation Committee Interlocks and Insider Participation” for more information on the composition of the compensation committee. The composition of the stock option committee of our board of directors has not changed during our extended filing delay period.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes our executive officer compensation program and addresses how we made compensation decisions for our named executive officers (as defined below) during the years ended January 31, 2007 and January 31, 2008. Prior to the process of preparing this Compensation Discussion and Analysis, our named executive officers were Dan Bodner and Douglas Robinson. In preparing this Compensation Discussion and Analysis, we reviewed and revised our executive officer designations for the periods covered by this report. Based on this review, the executive officers covered in this Compensation Discussion and Analysis (the “named executive officers”) are as follows:
•	Dan Bodner, President and Chief Executive Officer and Corporate Officer

•	Douglas Robinson, Chief Financial Officer and Corporate Officer

•	Elan Moriah, President, Verint Witness Actionable Solutions and Verint Video Intelligence Solutions and Corporate Officer

•	Meir Sperling, President, Verint Communications Intelligence and Investigative Solutions and Corporate Officer

•	David Parcell, Managing Director, EMEA and Corporate Officer

•	Peter Fante, Chief Legal Officer, Chief Compliance Officer, Secretary and Corporate Officer
While we have determined as part of the review described above that Mr. Parcell’s designation as an executive officer should begin in the year ended January 31, 2008, for consistency, we have also included his compensation for the year ended January 31, 2007 in this Compensation Discussion and Analysis.

Igal Nissim, our former Chief Financial Officer, ceased to be an executive officer during the year ended January 31, 2007 and his compensation is therefore covered for the year ended January 31, 2007 only.
Compensation Philosophy and Process
Philosophy and Objectives of Compensation Program
The primary objectives of our executive officer compensation programs are to:
•	attract and retain highly qualified and effective officers by providing a total compensation package that is competitive in the market in which we compete for talent;

•	incentivize our executive officers to execute on our operational and strategic goals and reward the successful achievement of such goals; and

•	align the interests of our officers with those of our stockholders.
Our executive officer compensation packages have historically been, and continue to be, comprised of a mix of base salary, annual cash bonus, and annual equity or equity-linked grant, plus limited perquisites. We believe this relatively simple mix of compensation elements allows us to successfully achieve the compensation objectives outlined above; however, the compensation committee periodically re-evaluates the company’s compensation philosophy, objectives, and tools. In recent years, due to our extended filing delay period, we have also made use of supplementary incentives in addition to our regular officer compensation packages.
We believe it is important that a significant portion of an officer’s compensation be “at-risk” by being tied to the performance of our business or our stock price. We believe this is addressed through the use of performance-based bonuses and performance-vested equity, wherein payment or vesting is directly dependent on performance, as well as through the use of equity-based compensation generally, such as stock options, restricted stock, or restricted stock units, whose value depends on our stock price. We believe that equity-based compensation that is subject to vesting based on continued employment is also an effective tool for retaining our officers, aligning their interests with those of our stockholders, and for building long-term commitment to the company.
Roles and Responsibilities
The compensation committee determines the base salaries and bonus structure for our executive officers. The compensation committee also establishes the performance goals that are used to determine how much of an officer’s annual target bonus is ultimately earned and evaluates the company’s and the officer’s performance against these goals in awarding actual bonus payments after the conclusion of the applicable performance period. The compensation committee is also responsible for overseeing our employee compensation programs generally, including our long-term incentive programs and any special compensation initiatives.

The stock option committee of the board of directors (the “stock option committee”), which is comprised solely of independent directors, is responsible for administering our equity compensation programs, including final approval of all equity grants, based on recommendations on size, scope, and structure from the compensation committee. The stock option committee has approved all equity grants to all personnel since our May 2002 IPO, except that equity grants to non-employee directors are approved by the full board of directors. Based on recommendations from the compensation committee, the stock option committee also establishes the performance goals that are used to determine how much of an officer’s performance-based equity award ultimately vests and evaluates the company’s and the officer’s performance against these goals in determining actual vesting levels after the conclusion of the applicable performance period.
Process Overview and Guidelines
In establishing the compensation package for our executive officers each year, the compensation committee reviews the various components and amounts of compensation being considered for each officer normally through the use of “tally sheets” or similar compensation summaries. The compensation committee, from time to time, engages a nationally recognized independent compensation consultant to prepare a peer group compensation “benchmarking” analysis for our officer compensation packages and to assist the compensation committee in structuring and evaluating proposed officer compensation packages or other executive compensation arrangements. The independent compensation consultant does not provide any other services to the company except advising the compensation committee on compensation for our officers, directors, or other personnel. The company pays the cost for the consultant’s services. With the compensation committee’s permission or at the compensation committee’s request, selected members of senior management generally work cooperatively with the compensation consultant in preparing proposals for officer compensation packages or other executive compensation arrangements for consideration by the compensation committee. The compensation consultant at all times remains independent of management, however, and forms its own views with respect to the recommendations it makes to the compensation committee. With the exception of his own package, the Chief Executive Officer also provides input to the compensation committee on each proposed executive officer compensation package. The compensation committee also meets in executive session (outside the presence of management) with its independent compensation consultant and other advisors from time to time. The compensation committee is solely responsible for making final decisions on cash compensation for executive officers and the stock option committee is solely responsible for making final decisions on equity compensation for executive officers.
The composition of the peer group used for benchmarking analyses prepared by the compensation consultant is developed following discussions between the compensation committee, the compensation consultant, and members of senior management, and varies from year to year. The companies to be included in the peer group are selected from a sampling of publicly-traded software and technology companies with annual revenues, market capitalizations, and/or enterprise values within a range above and below ours. In general, certain of our closest competitors do not fit within these parameters; either because they are much larger or much smaller than us, are privately-held, or are foreign issuers who do not publicly file detailed compensation data. For compensation for the year ended January 31, 2007, our compensation peer group consisted of:
•	Business Objects SA,

•	Citrix Systems Inc.,

•	Cognos Inc.,

•	Entrust Inc.,

•	Flir Systems Inc.,

•	Filenet Corp.,

•	Informatica Corporation,

•	Intergraph Corporation,

•	Nuance Communications, Inc.,

•	Open Text Corp.,

•	Progress Software Corp.,

•	Real Networks Inc.,

•	RSA Security,

•	SPSS Inc.,

•	Websense, Inc., and

•	Witness Systems, Inc.
For compensation for the year ended January 31, 2008, the compensation committee relied on the same peer group study prepared for the year ended January 31, 2007.
Elements of compensation are considered by the compensation committee individually and in the aggregate. Based on the benchmarking analysis, the compensation committee initially uses a guideline of setting cash compensation (salary and target bonus) at the median of our peer group for target performance and of setting equity compensation at the 75th percentile of our peer group (based on dollar value) for target performance. We believe that targeting cash compensation at the median and equity compensation at the 75th percentile of our peer group ensures that we are well positioned to attract and retain the highest caliber of executive officer talent and properly incentivize our officers consistent with our compensation philosophy and objectives described above. The actual cash and equity target award levels for a given executive officer in a given year are not, however, determined solely based on these guidelines, but have not historically exceeded them.

In establishing these actual cash and equity target award levels and the mix between cash compensation and equity compensation, the other factors considered by the compensation committee include:
•	the officer’s compensation for the previous year;

•	the officer’s performance in the previous year;

•	our performance in the previous year;

•	our growth from the previous year;

•	our outlook, budget, and cash forecast for the upcoming year;

•	the proposed packages for the other executive officers (internal pay equity);

•	the proposed merit increases, if any, being offered to our employees generally;

•	equity dilution and burn rates;

•	the value of previously-awarded equity grants;

•	executive officer recruiting and retention considerations; and

•	compensation trends and competitive factors in the market for talent in which we compete.
We do not target a specific ratio of equity to cash.
Subject to the parameters of our compensation philosophy, the compensation committee believes that it is appropriate for our Chief Executive Officer to be compensated more highly from both a cash and an equity perspective than our other executive officers, and this approach has been supported by our peer group analyses. In establishing the relative compensation of the other executive officers, in addition to the factors above and peer group analyses, the compensation committee is also mindful of internal pay equity and takes into account differences in the scope of each officer’s responsibilities.

For the reasons discussed below, in recent years, due to our extended filing delay period, we have placed increased emphasis on executive retention, particularly in sizing equity awards and in considering supplementary incentives in addition to our regular executive officer compensation packages. See “- Compensation and Awards During Our Extended Filing Delay Period” below.
Elements of Compensation
Base Salary
Base salaries for our executive officers are generally negotiated by us with the officer upon hiring based on prior compensation history, salary levels of our other executive officers, geographic location, and benchmarking data. Base salaries for our executive officers are subject to adjustment annually by the compensation committee as part of its regular compensation review process based on the benchmarking process and the other factors described above, as well as based on special achievements, promotions, and other facts and circumstances specific to the individual officer.
Mr. Robinson began his employment with us in August 2006 and formally assumed the role of Chief Financial Officer in December 2006 (shortly before the end of the year ended January 31, 2007). Mr. Robinson’s base salary (and other compensation elements) for the year ended January 31, 2007 were negotiated prior to his arrival and reflected benchmarking information provided by the compensation committee’s independent compensation consultant.
Mr. Parcell was not an executive officer in the year ended January 31, 2007 and was therefore not covered by the peer group study prepared by the compensation committee’s independent compensation consultant for that year. His base salary and bonus target for the year ended January 31, 2007 (and for the year ended January 31, 2008 where, as discussed above, no new peer group study was done) were established by the compensation committee based on the other factors described in the preceding section, including his prior year compensation, his performance for the prior year, and salary levels of other executives.
For information about each officer’s actual base salaries (and increase between years) for the years ended January 31, 2008 and January 31, 2007, see the table entitled “Summary Compensation Table” below.
Annual Bonus
Each of our executive officers is eligible to receive an annual cash bonus. As with base salaries, target bonuses are established annually by the compensation committee as part of its regular compensation review process. In establishing target bonuses, in addition to the factors considered as part of the compensation review process generally, the compensation committee also considers the target bonus set forth in the executive officer’s employment agreement (if applicable), as well as special achievements, promotions, and other facts and circumstances specific to the individual officer.

Although an officer’s employment agreement may provide for a specified target bonus (a target bonus below which an officer may have “good reason” to resign under his employment agreement) and although the compensation committee establishes a bonus target for each officer annually, the actual bonus payment an officer receives is not guaranteed. Actual bonuses are paid based on company and officer performance, generally by reference to pre-defined performance goals established by the compensation committee as part of the regular compensation review process.
Performance goals are based on revenue and a measure of profitability (either operating income or net income). In some cases, a portion of the bonus is also tied to the achievement of non-financial management business objectives (“MBOs”) approved by the compensation committee. The compensation committee uses the same budget prepared by management and approved by our board of directors for operating our business in establishing these revenue and profitability goals. This operating budget is prepared annually through a highly detailed, bottom-up process involving dozens of employees around the world from each of our three operating segments and represents a consensus view from the organization on the performance we can drive from our business. This same operating budget is also used in establishing the performance goals for our other employees who receive performance-based compensation, such as performance-based annual bonuses or sales commissions. We believe that using the same budget for operating the business and for establishing annual compensation performance goals helps to maximize the alignment between the interests of our executive officers (and other employees) and our stockholders. For executive officers with responsibility for a specific operating unit, unit revenue and unit profitability goals may also be incorporated into the officer’s performance goals.
Because our operating budget is an internal tool primarily designed to assist management and the board of directors in understanding and managing the operations of the business, it uses measures of revenue, operating income, and net income that are different from their GAAP counterparts. As a result, because the compensation committee establishes the compensation performance goals using this same budget, these performance goals are also different from their GAAP counterparts and may also be calculated differently from the non-GAAP metrics that we may disclose publicly from time to time. For example, our internal budget targets, and therefore our performance goals, may exclude the effect of acquisitions that occur during the year. The following table summarizes the differences between our reported GAAP revenue, GAAP operating income, and GAAP net income and the corresponding measures used for our operating budget and our compensation performance goals, subject to any additional adjustments the compensation committee may deem appropriate in a particular period:

Budget /
Performance Goal
Metric	Differences from Corresponding GAAP Metric
Revenue	GAAP revenue excluding the impact of fair value adjustments relating to future support obligations under acquired contracts which would otherwise have been recognized on a stand-alone basis, as well as adjustments for sales concessions related to accounts receivable balances that existed prior to the date of an acquisition.
Operating income	GAAP operating income, adjusted for revenue as described above, and adjustments related to acquisitions including amortization of acquisition-related intangibles, integration costs, acquisition-related write-downs, in-process research and development, impairment of goodwill and intangibles assets and special legal costs and settlement income, as well adjustments for stock-based compensation, expenses related to our restatement and extended filing delay, and certain other non-cash or non-recurring charges.
Net income	GAAP net income, adjusted for revenue and operating expenses as described above, and further adjusted for certain non-operating expenses, namely unrealized gains and losses on derivative financial instruments and the income tax impact of the above adjustments.
The revenue and profitability performance goals established by the compensation committee generally come in the form of a range, wherein the officer may achieve a percentage of his target bonus (generally 65-75%) at the low end of the performance range (or threshold), 100% of his target bonus towards the middle of the performance range (target performance), and up to 200% of his target bonus at the high end of the performance range. Below threshold, the officer is not entitled to any of his target bonus (for that goal). For performance that falls between points on the range, the bonus payout is calculated on a linear basis between those points. The compensation committee’s objective in establishing a range is to incentivize our officers to overachieve, while at the same time providing for a target performance number that can reasonably be achieved and lesser levels of reward for performance that approaches but does not achieve target performance. As a result, while the compensation committee takes into account the probability of achieving different levels of performance in establishing the threshold, target, and maximum for each performance goal and attempts to set the target at a level the compensation committee believes requires strong performance on the part of the officer, the compensation committee does not specifically attempt to identify a point in the range where it is as likely that the officer will fail to achieve the goal as it is that he will achieve the goal. Similarly, any MBO goals incorporated into an officer’s bonus plan are designed to require strong performance on the part of the officer, but are not intended to be so difficult to achieve that it is more likely than not that the officer will be unable to reach the goal.

The following summarizes the specific approach taken by the compensation committee for establishing annual bonuses for each executive officer for the year ended January 31, 2007:
Performance vs. Payout Matrix
(applies to each officer on a goal by goal basis based on the officer’s individualized bonus plan per the table below)

Percentage of Performance Goal
Achieved	Payout Percentage (by goal)
Less than 85%	0%
86%	65%
90%	75%
95%	88%
100%	100%
105%	113%
110%	125%
120%	150%
130%	175%
140% or more	200%

				Actual	Actual
		Target	Actual Achievement Against	Payout	Payout
Name	Description of Bonus Plan	Bonus	Performance Goals	Percentage	Amount
Bodner	Bonus determined by the compensation committee based on its review of Mr. Bodner’s performance and the company’s performance generally and not by reference to pre-defined performance goals.	None set	No pre-defined performance goals.	Discretionary	$447,300
Robinson	Bonus determined by the compensation committee based on its review of Mr. Robinson’s performance and the company’s performance generally (for the partial year of service) and not by reference to pre-defined performance goals.	$195,000	No pre-defined performance goals.	Discretionary	$95,400 (1)
Moriah	Bonus based 25% on company revenue, 25% on company net income, 25% on unit revenue, and 25% on unit contribution margin (relating to the unit for which Mr. Moriah was responsible).	$175,000	Company revenue: 95.8% Company net income: 101.7% Unit revenue: 93.8% Unit contribution margin: 95.2%	90% 104% 85% 88%	$160,300
Sperling	Bonus based 25% on company revenue, 25% on company net income, 25% on unit revenue, and 25% on unit contribution margin (relating to the unit for which Mr. Sperling was responsible).	Originally approved at $155,000, subsequently increased to $175,000	Company revenue: 95.8% Company net income: 101.7% Unit revenue: 96.1% Unit contribution margin: 106%	90% 104% 90% 115%	$175,843
Parcell	Bonus based 5% on company revenue, 5% on company net income, 45% on unit revenue, and 45% on unit contribution margin (relating to the unit for which Mr. Parcell was responsible).	$131,753	Company revenue: 95.8% Company net income: 101.7% Unit revenue: 99.4% Unit contribution margin: 95%	90% 104% 99% 88%	$135,549
Fante	Bonus based 25% on company revenue, 25% on company net income, and 50% on MBOs.	Originally approved at $100,000, subsequently increased to $150,000	Company revenue: 95.8% Company net income: 101.7% MBO: 100%	90% 104% 100%	$147,700
Nissim	Mr. Nissim began his transition from Chief Financial Officer in August 2006, formally resigned as Chief Financial Officer in December of 2006 (prior to the end of the year ended January 31, 2007), and was not included in the compensation committee’s normal compensation review process for the year ended January 31, 2007.	None set	N/A		None(2)

(1)	Pro-rated for partial year.

(2)	We are currently in arbitration with Mr. Nissim on certain compensation-related matters.

Bonuses for the year ended January 31, 2007 for Messrs. Bodner and Robinson were determined by the compensation committee based on a general performance review of Mr. Bodner and Mr. Robinson primarily relating to the overall performance of the company and not by reference to pre-defined performance goals.
Due to delays in the compensation committee’s regular review process for the year ended January 31, 2007, Mr. Bodner did not receive a salary increase during the course of that year, however, $45,000 of Mr. Bodner’s $447,300 bonus payment for the year was attributable to a retroactive increase in Mr. Bodner’s base salary that was approved by the compensation committee after the year had ended.
The target bonuses for Mr. Sperling and Mr. Fante were increased after the original approval date by the compensation committee based on internal pay equity considerations and increased roles and responsibilities. These increases did not result from any accounting related adjustments described under “- Compensation and Awards During Our Extended Filing Delay Period” below. The payout amounts for Messrs. Sperling and Parcell reflect the impact of applicable exchange rates on the payment dates.
The following summarizes the specific approach taken by the compensation committee for establishing annual bonuses for each executive officer the year ended January 31, 2008:
Performance vs. Payout Matrix
(applies to each officer on a goal by goal basis based on the officer’s individualized bonus plan per the table below)

Percentage of Performance Goal
Achieved	Payout Percentage (by goal)
Less than 85%	0%
86%	65%
90%	75%
95%	88%
100%	100%
105%	113%
110%	125%
120%	150%
130%	175%
140% or more	200%

				Actual	Actual
		Target	Actual Achievement Against	Payout	Payout
Name	Description of Bonus Plan	Bonus	Performance Goals	Percentage	Amount
Bodner	Bonus based 50% on company revenue and 50% on company operating income.	$433,700	Company revenue: 99% Company operating income: 114%	99.30% 134.40%	$506,616
Robinson	Bonus based 50% on company revenue and 50% on company operating income.	$204,000	Company revenue: 99% Company operating income: 114%	99.30% 134.40%	$238,298
Moriah	Bonus based 50% on company revenue and 50% on company operating income.	$182,900	Company revenue: 99% Company operating income: 114%	99.30% 134.40%	$213,650
Sperling	Bonus based 25% on company revenue, 25% on company operating income, 25% on unit revenue, and 25% on unit contribution margin (relating to the unit for which Mr. Sperling was responsible).	$182,900	Company revenue: 99% Company operating income: 114% Unit revenue: 103% Unit contribution margin: 117.6%	99.30% 134.40% 125.20% 137.40%	$245,586
Parcell	Bonus based 25% on company revenue, 25% on company operating income, 25% on unit revenue, and 25% on unit contribution margin (relating to the unit for which Mr. Parcell was responsible).	$139,169	Company revenue: 99% Company operating income: 114% Unit revenue: 98.3% Unit contribution margin: 100.1%	99.30% 134.40% 85.80% 100.30%	$146,356
Fante	Bonus based 25% on company revenue, 25% on company operating income, and 50% on MBOs.	$104,500	Company revenue: 99% Company operating income: 114% MBO: 150%	99.30% 134.40% 150%	$165,000 (includes $25,590 discretionary bonus)
The establishment of the company and unit performance goals for annual bonuses for the year ended January 31, 2008 was delayed until the approval of a revised operating budget by the board of directors following our May 2007 acquisition of Witness.
Mr. Fante’s bonus reflects both a discretionary bonus from the compensation committee and the overachievement of his MBO goals based on his performance in the consummation of the Witness acquisition, in the management of the patent litigations with NICE, and in supporting the audit committee in connection with the internal investigation. This discretionary bonus did not result from any accounting related adjustments described under “- Compensation and Awards During Our Extended Filing Delay Period” below. The payout amounts for Messrs. Sperling and Parcell reflect the impact of applicable exchange rates on the payment dates.
For more information about the threshold, target, and maximum bonus for the years ended January 31, 2008 and January 31, 2007 for each officer who received a bonus qualifying as non-equity incentive plan compensation, see the table entitled “Grants of Plan-Based Awards for the Year Ended January 31, 2008 and the Year Ended January 31, 2007” below. For more information about the actual bonuses paid to each officer for the years ended January 31, 2008 and January 31, 2007, see the table entitled “Summary Compensation Table” below.

Equity Awards
Each of our executive officers is eligible to receive an annual equity award. Equity awards for executive officers are normally made as part of our regular annual equity grant to employees. Annual equity awards are established by the stock option committee based on recommended award levels resulting from the compensation committee’s regular compensation review process. In establishing each officer’s recommended annual equity award, in addition to the factors considered as part of the compensation review process generally, the compensation committee places special focus on internal pay equity among the executive officers.
Where possible, the board of directors (or the compensation committee or stock option committee) endeavors to establish the grant date well in advance of the grant and to schedule vesting dates to occur at a time when we would not normally be in a quarterly trading blackout (to reduce the chances that vesting-related tax events occur during blackout periods), however, due to our extended filing delay and the complexity of our equity granting practice during this period, in recent years, grant dates have fluctuated. Apart from seeking to grant or schedule vesting dates outside of blackout periods, we do not time our grants by reference to the release of earnings or other material information.
Prior to the year ended January 31, 2006, our preferred form of equity award was stock options. In recent years, we have moved to restricted stock and subsequently to restricted stock units as the preferred form of award. This move from stock options to restricted stock / restricted stock units has resulted from a desire to decrease equity compensation expense under SFAS No. 123(R), to decrease the amount of dilution attributable to using equity compensation, and to improve the retentive effect and perceived value of our equity awards. The compensation committee periodically reviews the elements of compensation it uses, however, and we may in the future incorporate stock options as a component of our compensation packages for executive officers or others. To the extent that stock options are used, the exercise price of such options is always the closing price of our stock on the date of board of directors or stock option committee approval.
Since the beginning of the year ended January 31, 2008, annual equity awards for our executive officers have been divided evenly between time-vested awards and performance-vested awards (as discussed below, due to our extended filing delay, we were unable to make equity awards to employees in the year ended January 31, 2007 and therefore also did not make equity awards to executive officers in that year). We moved to this 50-50 mix in order to further align officer incentives with company performance and put a greater proportion of our officer’s compensation “at risk”. Time-based equity awards for officers normally vest over a three- or four-year period. Performance-based equity awards to date have been comprised of three separate vesting periods corresponding to three separate performance periods, each concluding at the end of a fiscal year, though in some cases, the performance period has been less than 12 months in duration. The stock option committee sets the performance goal for each such performance period following the beginning of the performance period. We believe that waiting until the beginning of the applicable performance period to set the performance goal for that period allows much greater precision in tailoring the incentive and retentive effect of these awards than would setting the goals for all periods at the time of grant.

The performance goal for each such performance period is revenue. The stock option committee establishes the revenue goal for each performance period based on a recommendation from the compensation committee. In making this recommendation, the compensation committee uses the same budget prepared by management and approved by our board of directors for operating our business. As described above in the discussion of annual bonuses, we believe that using the same budget for operating the business and for establishing annual compensation performance goals helps to maximize the alignment between the interests of our executive officers and our stockholders. As described above with respect to our annual bonus plans, because our revenue performance goals come from our annual operating budget, they are expressed on a non-GAAP basis. See “- Elements of Compensation — Annual Bonus” above for more information.
The revenue performance goal established by the stock option committee generally comes in the form of a range, wherein the officer may earn a portion of the award for the applicable performance period (generally ranging from 50-75%) at the low end of the performance range (or threshold) and 100% of the award at target performance. The stock option committee may also provide for the opportunity to earn in excess of 100% of the target award in the event actual performance exceeds target performance, however, the stock option committee did not provide for such an opportunity for awards made prior to the year ended January 31, 2010. For performance that falls between points on the range, the amount earned is calculated on a linear basis between those points. As with the compensation committee’s approach for annual bonuses, the stock option committee’s objective in establishing a range for the performance goal is to provide for a target performance number that can reasonably be achieved and lesser levels of reward for performance that approaches but does not achieve target performance. As a result, while the stock option committee takes into account the probability of achieving different levels of performance in establishing the threshold and target performance levels of the range and attempts to set the target performance number at a level the stock option committee believes requires strong performance on the part of the officer, the stock option committee does not specifically attempt to identify a point in the range where it is as likely that the officer will fail to achieve the goal as it is that he will achieve the goal.
As noted above, we did not make equity awards to executive officers in the year ended January 31, 2007. The following summarizes the performance versus payout matrix established by the stock option committee for the performance period ended January 31, 2008:

Performance vs. Payout Matrix
Percentage of Eligible Performance
Percentage of Revenue Goal Achieved	Shares Earned for Period
Less than 98.3%	0%
98.30%	75%
100% or more	100%

The stock option committee determines the amount earned by each officer under his outstanding performance equity awards after year-end following the finalization of results for the applicable performance period.
For the year ended January 31, 2008, the stock option committee determined that 99.9% of the revenue goal had been achieved, resulting in each of the officers earning 99.3% of the performance shares eligible to be earned in such performance period.
For information about the actual equity awards made to each officer for the years ended January 31, 2008 and January 31, 2007, see the table entitled “Grants of Plan-Based Awards for the Year Ended January 31, 2008 and the Year Ended January 31, 2007” below.
We do not presently have any stock ownership guidelines in place for our executive officers, however, our insider trading policy prohibits all personnel (including officers and directors) from short-selling in our securities, from short-term trades in our securities (open market purchase and sale within three months), and from trading options in our securities. Due to our extended filing delay, other than limited dispositions to the company to cover tax liabilities in connection with vestings, none of our current executive officers has been able to sell any of our securities, including shares underlying equity awards, since January 2006.
Other Pay Elements
Except as described in the next section with respect to our extended filing delay period, we do not currently make use of other equity or cash based long-term incentive compensation arrangements, defined-benefit plans, or deferred compensation plans. We provide a limited amount of perquisites to our executive officers, which vary from officer to officer and region to region and include use of a company car or an annual car allowance, fuel reimbursement allowance, an annual allowance for professional legal, tax, or financial advice, certain statutory payments, payments for accrued vacation days (prior to separation from service), and supplemental company-paid life insurance. Executive officers in the United States also receive the same partial match of their 401(k) contributions as all other U.S. employees. Executive officers in the United Kingdom receive company contributions to a retirement fund on the same basis as other U.K. employees. Executive officers in Israel receive company contributions to a retirement fund, a severance fund, and a continuing education fund, in each case, on the same basis as other Israeli employees. Executive officers receive the same health insurance and company-paid group life and disability insurance offered to all other employees in the country in which the executive officer is employed.
For information about the amount of other pay elements received by each officer for the years ended January 31, 2008 and January 31, 2007, see the tables entitled “Summary Compensation Table” and “All Other Compensation” below.

Employment Agreements
As of the filing date of this report, each of our executive officers other than Mr. Sperling is party to a formal employment agreement with us. Mr. Sperling has a customary offer letter from us and a letter agreement regarding the release of his severance, retirement, and disability insurance funds in the event of a termination event, but does not currently have a formal employment agreement.
Several of the formal employment agreements or the most recent material amendments thereto with our executive officers have been signed only recently (during or following the year ended January 31, 2010) and others have been in place for only part of the period covered by this Item 11. As a result, neither Mr. Bodner nor Mr. Sperling was covered by a formal employment agreement at any time during the period covered by this Item 11 (i.e., through January 31, 2008). Messrs. Fante and Moriah were covered by formal employment agreements during the year ended January 31, 2008, but not during the year ended January 31, 2007, and did not sign their most recent amendments until the year ended January 31, 2010. Mr. Robinson has been covered by a formal employment agreement from and after the year ended January 31, 2007. Mr. Parcell has been covered by a formal employment agreement for all periods covered by this Item 11.
The following table summarizes the dates that each formal employment agreement or material amendment was signed:

Name	Date of Employment Agreement or Material Amendment
Bodner	• Employment agreement signed on February 23, 2010

Robinson	• Employment agreement signed on August 14, 2006

Moriah	• Initial employment agreement signed on September 18, 2007
• Amended and restated agreement signed on October 29, 2009

Sperling	• No formal employment agreement as of the filing date of this report

Parcell	• Initial employment agreement signed on April 16, 2001
• Supplemental employment agreement signed on June 13, 2008

Fante	• Initial employment agreement signed on September 18, 2007
• Amended and restated agreement signed on November 10, 2009
Mr. Parcell’s original employment agreement was signed in 2001 in accordance with our local U.K. practice of entering into employment agreements with all U.K. employees. The other officer employment agreements were put in place following the negotiation of our first formal executive employment agreement in connection with the recruiting of Mr. Robinson as our new Chief Financial Officer. This process of entering into formal employment agreements with our executive officers has progressed iteratively during our extended filing delay period and at different rates with each of our officers. We are currently in discussions regarding a formal employment agreement with Mr. Sperling and amended employment agreements with Mr. Robinson and Mr. Parcell. All of the employments agreements and amended agreements entered into with our officers since 2006 have been designed in consultation with the compensation committee’s independent compensation consultant.

The terms and conditions of each of the executive officer employment agreements are discussed in greater detail below under “- Executive Officer Severance Benefits and Change in Control Provisions”, but in general, the employment agreements entered into with Messrs. Robinson, Fante, and Moriah during 2006 and 2007, and the supplemental employment agreement entered into with Mr. Parcell in 2008, provided for 12 months (inclusive of any notice period required by the officer’s existing employment agreement) of severance and certain other continued benefits in the event of an involuntary termination, as well as acceleration of unvested equity in the event of an involuntary termination in connection with a change in control. Mr. Robinson’s agreement provides for acceleration of unvested equity in connection with a change in control whether or not his employment was terminated. The new employment agreements or amended agreements entered into beginning in 2009 as part of the compensation committee review of executive compensation arrangements during 2008 and 2009 described below provide, among other things, for greater amounts of severance in the event of an involuntary termination in connection with a change in control as well as excise tax gross-ups for our U.S. executive officers.
Clawback Policy
Each of our executive officers who is party to an employment agreement with us is subject to a clawback provision which allows us to recoup from the officer, or cancel, all or a portion of the officer’s incentive compensation (including bonuses and equity awards) for a particular year if we are required to restate our financial statements for that year due to material noncompliance with any financial reporting requirement under the securities laws as a result of the officer’s misconduct. The clawback applies from and after the year in which the employment agreement was first signed to awards made during the term of the agreement. The amount to be recovered or forfeited is the amount by which the incentive compensation in the year in question exceeded the amount that would have been awarded had the financial statements originally been filed as restated.
Compensation and Awards During Our Extended Filing Delay Period
Introduction
Due to the protracted length of our extended filing delay period, we have placed special emphasis on retention in our compensation philosophy during the last several years. As noted above, this has impacted the sizing of executive officer and other key employee equity awards, and has also included the use of special retention awards and bonuses, as well as modification of existing awards to improve their retentive effect, and ensuring that executive compensation packages are at market levels and contain market terms and conditions.

Due to our restatement and lack of audited financial statements during our extended filing delay period, for compensation for the years ended January 31, 2007 and January 31, 2008, performance goals for cash bonuses and for performance-based equity, and corresponding year-end payout and vesting calculations, have been based on preliminary, unaudited financial metrics and results. As a result, in addition to the regular discretion retained by the compensation committee in awarding annual bonuses, these performance goals and/or these year-end payouts and vesting calculations have been subject to equitable adjustment by the compensation committee or the stock option committee, as applicable, in connection with their regular annual determination of whether performance goals have been achieved, to take into account changes resulting from our revenue recognition review and other accounting adjustments unrelated to our operations. The compensation and stock option committees reserved the right to make such equitable adjustments to ensure that neither the company nor the officers unfairly benefited or were unfairly penalized by changes to our financial performance metrics resulting solely from changes to our accounting methodology.
Granting of Equity Awards
As a result of our inability to file required SEC reports during our extended filing delay period, we ceased using our registration statement on Form S-8 to make equity grants to employees. As a result, on March 27, 2006, we suspended option exercises under our equity incentive plans and terminated purchases under our employee stock purchase plan for all employees, including executive officers. In addition, we did not make any equity awards to employees, including executive officers, during the year ended January 31, 2007. Our board of directors did not believe it was appropriate to make equity grants to executive officers under an exemption from registration at a time when grants could not be made to other employees. In connection with our suspension of option exercises, on March 27, 2006, the stock option committee also adopted a resolution generally extending the exercise period of our stock options for employees, including executive officers, whose employment is terminated during our extended filing delay period until the 30th day following the date the board of directors determines we have become compliant with our SEC filing obligations (subject, however, to the original term of such stock options).
On May 24, 2007, we received a no-action letter from the SEC upon which we relied to make a broad-based equity grant to employees under a no-sale theory. The stock option committee approved this grant approximately 30 days later on July 2, 2007. On this same date, the board of directors and the stock option committee also approved an equity grant to our directors, executive officers, and certain other executives who were accredited investors in reliance upon a private placement exemption from the federal securities laws. In addition to a regular annual equity award, the July 2, 2007 equity award to our executive officers also included a special time-vested retention grant (the “2007 retention grants”). This special time-vested retention grant corresponded to special cash-based retention bonuses for certain key employees awarded during 2007 which the compensation committee deemed necessary to help retain these key employees during our extended filing delay period (the “2007 retention bonuses”). Other than Mr. Parcell, who was not an executive officer in the year ended January 31, 2007 and who received his 2007 retention award part in cash and part in stock, none of our executive officers received a 2007 retention bonus. These 2007 special retention programs were designed in consultation with the compensation committee’s independent compensation consultant.
We have continued to rely on our no-action relief to make broad-based equity grants during our extended filing delay period, while simultaneously making annual grants to our executive officers and directors under a private placement exemption. We believe that these continued broad-based equity awards have been an important part of our retention initiatives and have also helped to incentivize participants and to build long-term commitment and goodwill to the company.

Modification of Equity Awards
Other than awards to our independent directors, all of the equity awards granted in the years ended January 31, 2008 and January 31, 2009 (including the 2007 retention grants award to the executive officers) were made subject to special “compliance” vesting conditions which override the regular time-vesting or performance-vesting schedule of the awards. These compliance vesting conditions require that we be both current with our SEC filings and that our common stock be re-listed on NASDAQ or another nationally-recognized exchange for the awards to vest. The 2008 awards also require that we have received shareholder approval of a new equity compensation plan or have additional share capacity under an existing shareholder-approved equity compensation plan for the 2008 awards to vest. If any of these compliance vesting conditions is not satisfied on the date the awards would otherwise vest, the portion of the award that would otherwise vest remains unvested until such time as all of the applicable compliance vesting conditions are satisfied, except that awards granted to non-officers in 2008 vest and settle in cash if the compliance vesting conditions are not satisfied on the award’s vesting date (unless subsequently modified by the stock option committee). This feature was included in the 2008 awards to non-officer employees as part of our retention initiative in lieu of a 2008 retention bonus program.
Following the payment of the 2007 retention bonuses in mid-2007 and early 2008 to certain key employees (other than executive officers, except, as noted above, for Mr. Parcell) and the cash settlement of the first half of the 2008 equity awards for employees (other than executive officers) in April 2009, the compensation and stock option committees concluded that, in light of these cash payments to other employees, the inability of the executive officers to derive any present value from their outstanding equity awards (as a result of our extended filing delay period), and continued officer retention concerns on the part of senior management, the officers (i) should be permitted to vest into the portions of their outstanding equity awards that would otherwise have vested but for the compliance vesting conditions and (ii) to the extent feasible, should not be subject to compliance vesting conditions under future equity awards. The compensation and stock option committees believed that this approach of removing the risk of loss on the “earned” portions of these awards was important in ensuring that the officers were not being treated unfairly vis-à-vis other grantees and was preferable to paying a portion of these awards in cash as we did for other grantees. As a result, the compensation and stock option committees authorized us to enter into amendments with each of the executive officers to remove the compliance vesting conditions from their 2007 and 2008 equity awards, thereby permitting these awards to vest on their original schedule. As of the filing date of this report, we have finalized most of these amendments. In addition, the 2009 annual equity awards to our executive officers approved on March 4, 2009 and May 20, 2009 (unlike the grants made to other employees) did not contain these compliance vesting conditions.

Review of Executive Compensation Arrangements
Over the course of the second half of 2008 and throughout 2009, the compensation committee, in consultation with its independent compensation consultant and other advisors, undertook a review of the employment terms of our senior management, including our executive officers, to ensure that these arrangements were at market levels and contained market terms and conditions. This review was motivated both by a desire to continue to improve executive retention during our extended filing delay period as well as by a desire to remain competitive from a compensation perspective generally. As a result of this process, we have entered into, or are currently in discussions regarding, new or amended employment agreements with each of our executive officers to provide, among other things, for enhanced severance benefits in the event of a termination in connection with a corporate transaction. A more detailed discussion of these updated arrangements is provided under “- Executive Officer Employment Agreements, Severance Benefits and Change in Control Provisions” below. In addition to the goals of enhancing executive officer retention and bringing the terms of our executive employment arrangements up to market generally, the compensation committee also believed that it was in our best interest to provide appropriate change in control protections to our executive officers so they would not be distracted by personal considerations in the event of a business combination transaction that may be beneficial to our stockholders but may result in the loss of the officer’s position.
2009 Retention Awards
In 2009, we entered into retention award letter agreements with each of our executive officers which provide for the payment of cash bonuses over a two-year period ending in April 2011 (the “2009 retention bonuses”). At Mr. Bodner’s request, the compensation committee did not approve a 2009 retention bonus for him. As with the 2007 retention programs, the 2009 retention bonus program was designed in consultation with the compensation committee’s independent compensation consultant.
Tax Implications
To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the compensation committee has not adopted a policy that all compensation must be deductible under Section 162(m) of the Internal Revenue Code, however, we attempt to satisfy the requirements for deductibility under Section 162(m) wherever possible.

COMPENSATION COMMITTEE REPORT
The compensation committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this report with management. Based on its review and discussions with management regarding such section of this report, the compensation committee recommended to the board of directors that the “Compensation Discussion and Analysis” section be included in this report.
Compensation Committee:
Andre Dahan, Chairman
Victor DeMarines
Kenneth Minihan
Shefali Shah
The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.
Compensation Committee Interlocks and Insider Participation
Throughout 2005 and until April 28, 2006, the compensation committee of the board of directors consisted of three non-independent directors designated by Comverse — Kobi Alexander, David Kreinberg, and William Sorin. On April 28, 2006, these three non-independent directors resigned from the board of directors and all committees thereof. On May 11, 2006, our four independent directors, Messrs. DeMarines, Minihan, Safir, and Myers, were appointed to the compensation committee. On September 11, 2007, Mr. Dahan and Avi Aronovitz were added to the compensation committee. Mr. Aronovitz was subsequently replaced by Ms. Shah in connection with his November 24, 2008 resignation from the board of directors. On February 26, 2010, the compensation committee was reconstituted by the board of directors to consist of Messrs. Dahan, DeMarines, and Minihan, and Ms. Shah, with Mr. Dahan to serve as the committee’s chairman. No executive officer has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the company’s board of directors or compensation committee. None of the members of the compensation committee is or has ever been an officer or employee of the company.

Executive Compensation
Summary Compensation Table
The following table lists the annual compensation of our named executive officers for the years ended January 31, 2008 and January 31, 2007.

	Year							Non-Equity
	Ended					Stock	Option	Incentive Plan		All Other
Name and Principal Position	January 31,	Salary		Bonus		Awards	Awards	Compensation		Compensation	Total ($)
(a)	(b)	(c)		(d)		(e)	(f)	(g)		(h)	(i)
		($)		($)(1)		($)(2)	($)(2)	($)(3)		($)(4)
Dan Bodner	2008	506,800		—		1,531,006	985,935	506,616		36,412	3,566,769
President and Chief Executive Officer and Corporate Officer	2007	440,000	(5)	447,300	(5)	960,799	1,209,953	—		37,337	3,095,389

Douglas Robinson	2008	340,000		—		397,354	—	238,298		24,000	999,652
Chief Financial Officer and Corporate Officer	2007	151,458	(6)	95,400	(6)	—	—	—		7,500	254,358

Elan Moriah	2008	340,000		—		427,212	319,731	213,650		11,969	1,312,562
President, Verint Witness Actionable Solutions and Verint Video Intelligence Solutions and Corporate Officer	2007	325,000		—		173,656	434,887	160,300		12,731	1,106,574

Meir Sperling	2008	277,601	(7)	—		420,830	315,927	245,586	(7)	93,388	1,353,332
President, Verint Communications Intelligence and Investigative Solutions and Corporate Officer	2007	244,404	(8)	—		173,656	392,769	175,843	(8)	93,621	1,080,293

David Parcell	2008	376,470	(9)	67,413	(9)	171,156	158,206	146,356	(9)	52,188	971,789
Managing Director, EMEA and Corporate Officer	2007	334,674	(10)	—		68,753	204,367	135,549	(10)	46,963	790,306

Peter Fante	2008	292,500		25,590	(11)	258,757	187,191	139,410		48,672	952,120
Chief Legal Officer, Chief Compliance Officer, Secretary and Corporate Officer	2007	280,000		—		60,159	241,713	147,700		2,000	731,572

Igal Nissim	2007	219,230	(12)	—	(12)	253,002	330,293	—		73,827	876,352
Former Chief Financial Officer

(1)	Includes annual bonuses paid based on general performance reviews by the compensation committee not tied to pre-defined performance goals or other special bonuses.

(2)	Reflects the dollar amount recognized for financial statement reporting purposes for years ended January 31, 2008 and 2007, in accordance with SFAS No. 123(R), for restricted stock units, shares of restricted stock, and stock options awarded in and prior to the years ended January 31, 2008 and January 31, 2007. For further discussion of our accounting for equity compensation, see Note 15, “Employee Benefit Plans” to the consolidated financial statements included in Item 15.

(3)	Amount represents performance-based annual cash bonuses tied to pre-defined performance goals.

(4)	See the table below for additional information on “All Other Compensation” amounts for the years ended January 31, 2008 and January 31, 2007. “All Other Compensation” does not include premiums for group life, health, or disability insurance that is available generally to all salaried employees in the country in which the executive officer is employed and do not discriminate in scope, terms, or operation in favor of our executive officers or directors.

(5)	Mr. Bodner did not receive a salary increase during the year ended January 31, 2007, however, $45,000 of Mr. Bodner’s bonus payment for the year ended January 31, 2007 was attributable to a retroactive increase in Mr. Bodner’s base salary for such year that was approved by the compensation committee after the year had ended. This $45,000 amount is included in Mr. Bodner’s bonus for the year ended January 31, 2007 in column (d) and is not reflected in his salary for the year ended January 31, 2007 in column (c).

(6)	Represents pro rated portion of $325,000 base salary and of $189,000 bonus approved by the compensation committee for Mr. Robinson for partial year of service in the year ended January 31, 2007.

(7)	Mr. Sperling received a salary of NIS 1,128,000 per annum ($277,601 based on the average exchange rate from February 1, 2007 through January 31, 2008 of NIS 1=$0.2461) and a performance-based bonus of NIS 794,262 ($245,586 based on the June 1, 2008 exchange rate of NIS 1=$0.3092).

(8)	Mr. Sperling received a salary of NIS 1,080,000 per annum ($244,404 based on the average exchange rate from February 1, 2006 through January 31, 2007 of NIS 1=$0.2263) and a performance-based bonus of NIS 731,155 ($175,843 based on the April 1, 2007 exchange rate of NIS 1=$0.2405).

(9)	Mr. Parcell received a salary of £188,000 per annum ($376,470 based on the average exchange rate from February 1, 2007 through January 31, 2008 of £1= $2.0025) and a performance-based bonus of £72,572 ($146,356) paid in installments based on the average exchange rate from July 1, 2007 through February 29, 2008 of £1= $2.0167). Mr. Parcell also received £33,429 ($67,413 based on the August 31, 2007 exchange rate of £1=$2.0166) representing one-half of his 2007 cash retention bonus. The remainder of Mr. Parcell’s 2007 cash retention bonus was earned and paid in 2008 and is not included in the table above.

(10)	Mr. Parcell received a salary of £180,000 per annum ($334,674 based on the average exchange rate from February 1, 2006 through January 31, 2007 of £1= $1.8593) and a performance-based bonus of £70,595 ($135,549) paid in installments based on the average exchange rate from August 1, 2006 through February 28, 2007 of £1= $1.9201).

(11)	Represents discretionary increase to Mr. Fante’s performance-based bonus for the year ended January 31, 2008.

(12)	Mr. Nissim ceased to be an executive officer in the year ended January 31, 2007. For the year ended January 31, 2007, Mr. Nissim received a salary of NIS 968,760 per annum ($219,230 based on the average exchange rate from February 1, 2006 through January 31, 2007 of NIS 1=$0.2263). Mr. Nissim did not receive a bonus for the year ended January 31, 2007. We are currently in arbitration with Mr. Nissim on certain compensation-related matters.
All Other Compensation Table(1)

						Car Allowance or Cost
	Year		Employer	Severance		of Company	Professional	Accrued	Statutory	Supplemental
	Ended		Retirement	Fund	Study Fund	Car Plus	Advice	Vacation	Recreation	Life
Name	January 31,		Contribution	Contribution	Contribution	Fuel Allowance	Allowance	Payout	Payment	Insurance/Other(7)	Total
			($)	($)	($)	($)	($)	($)	($)	($)	($)
Dan Bodner	2008		2,000	—	—	10,532	20,000	—	—	3,880	36,412
	2007		2,000	—	—	12,007	20,000	—	—	3,330	37,337

Douglas Robinson	2008		2,000	—	—	12,000	10,000	—	—	—	24,000
	2007		2,000	—	—	5,500	—	—	—	—	7,500

Elan Moriah	2008		2,000	—	—	9,969	—	—	—	—	11,969
	2007		2,000	—	—	10,731	—	—	—	—	12,731

Meir Sperling	2008	(2)	13,851	23,154	21,846	20,308	—	13,681	548	—	93,388
	2007	(3)	12,234	20,500	20,170	15,685	—	24,528	504	—	93,621

David Parcell	2008	(4)	22,428	—	—	29,760	—	—	—	—	52,188
	2007	(5)	19,941	—	—	27,022	—	—	—	—	46,963

Peter Fante	2008		2,000	—	—	12,000	4,672	—	—	30,000	48,672
	2007		2,000	—	—	—	—	—	—	—	2,000

Igal Nissim	2007	(6)	11,041	18,753	17,415	11,123	1,810	12,965	720	—	73,827

(1)	This supplemental table is provided as additional information for our stockholders and is not intended as a substitute for the information presented in the “Summary Compensation Table”.

(2)	For the year ended January 31, 2008, Mr. Sperling received a company contribution to his retirement fund of NIS 56,284 ($13,851), to his severance fund of NIS 94,084 ($23,154), to his study fund of NIS 88,769 ($21,846), payout of accrued vacation of NIS 55,592 ($13,681), a statutory recreation payment of NIS 2,226 ($548), and use of a company car plus a fuel reimbursement allowance which cost us NIS 82,520 ($20,308) for the period, in each case, based on the average exchange rate from February 1, 2007 through January 31, 2008 of NIS 1=$0.2461).

(3)	For the year ended January 31, 2007, Mr. Sperling received a company contribution to his retirement fund of NIS 54,062 ($12,234), to his severance fund of NIS 90,586 ($20,500), to his study fund of NIS 89,129 ($20,170), payout of accrued vacation of NIS 108,386 ($24,528), a statutory recreation payment of NIS 2,226 ($504), and use of a company car plus a fuel reimbursement allowance which cost us NIS 69,310 ($15,685) for the period, in each case, based on the average exchange rate from February 1, 2006 through January 31, 2007 of NIS 1=$0.2263).

(4)	For the year ended January 31, 2008, Mr. Parcell received a company contribution to his retirement fund of £11,200 ($22,428) and use of a company car plus a fuel reimbursement allowance which cost us £14,862 ($29,760) for the period, in each case, based on the average exchange rate from February 1, 2007 through January 31, 2008 of £1= $2.0025).

(5)	For the year ended January 31, 2007, Mr. Parcell received a company contribution to his retirement fund of £10,725 ($19,941) and use of a company car plus a fuel reimbursement allowance which cost us £14,534 ($27,022) for the period, in each case, based on the average exchange rate from February 1, 2006 through January 31, 2007 of £1= $1.8593).

(6)	Mr. Nissim ceased to be an executive officer in the year ended January 31, 2007. For the year ended January 31, 2007, Mr. Nissim received a company contribution to his retirement fund of NIS 48,789 ($11,041), to his severance fund of NIS 82,869 ($18,753), to his study fund of NIS 76,954 ($17,415), a professional advice allowance of NIS 8,000 ($1,810), payout of accrued vacation of NIS 57,292 ($12,965), a statutory recreation payment of NIS 3,180 ($720), and use of a company car plus a fuel reimbursement allowance which cost us NIS 49,153 ($11,123) for the period, in each case, based on the average exchange rate from February 1, 2006 through January 31, 2007 of NIS 1=$0.2263).

(7)	For Mr. Bodner, represents cost of a supplemental company-paid life insurance policy. For Mr. Fante, represents a one-time relocation allowance.
Grants of Plan-Based Awards for the Year Ended January 31, 2008 and the Year Ended January 31, 2007
The following table sets forth information concerning equity grants to our named executive officers during the year ended January 31, 2008 as well as the range of possible payouts under non-equity incentive plan awards made in the year ended January 31, 2008 and the year ended January 31, 2007. No equity grants were made during the year ended January 31, 2007.

												All Other
												Stock	123(R)
												Awards:	Grant Date
		Date of										Number of	Fair Value
		Board	123(R)		Estimated Possible Payouts			Estimated Future Payouts				Shares of	of Stock
		Approval	Grant		Under Non-Equity Incentive			Under Equity Incentive Plan				Stock or	and Option
Name	Type of Award	of Grant	Date		Plan Awards			Awards				Units	Awards(2)
					Threshold	Target	Max	Threshold		Target	Max
					($)(1)	($)	($)	(#)		(#)	(#)	(#)
Dan Bodner	RSU (Time-vested grant)(3)	7/2/2007	7/2/2007		—	—	—	—		—	—	56,300	$1,732,351
	RSU (Retention grant)(4)	7/2/2007	7/2/2007		—	—	—	—		—	—	38,800	$1,193,876
	RSU (Performance-vested grant)(5)	7/2/2007	1/31/2008	(12)	—	—	—	14,075	(13)	18,766	18,766	—	$347,171
		7/2/2007	5/28/2008	(12)	—	—	—	14,075	(13)	18,767	18,767	—	$411,936
		7/2/2007	3/18/2009	(12)	—	—	—	9,384	(13)	18,767	18,767	—	$63,808
	2007 Annual Bonus	n/a	n/a		325,275	433,700	867,400	—		—	—	—	—

Douglas Robinson	RSU (Time-vested welcome grant)(6)	7/2/2007	7/2/2007		—	—	—	—		—	—	22,400	$689,248
	RSU (Time-vested grant)(7)	7/2/2007	7/2/2007		—	—	—	—		—	—	12,900	$396,933
	RSU (Retention grant)(4)	7/2/2007	7/2/2007		—	—	—	—		—	—	25,800	$793,866
	RSU (Performance-vested grant)(5)	7/2/2007	1/31/2008	(12)	—	—	—	3,225	(13)	4,300	4,300	—	$79,550
		7/2/2007	5/28/2008	(12)	—	—	—	3,225	(13)	4,300	4,300	—	$94,385
		7/2/2007	3/18/2009	(12)	—	—	—	2,150	(13)	4,300	4,300	—	$14,620
	2007 Annual Bonus	n/a	n/a		153,000	204,000	408,000	—		—	—	—	—

Elan Moriah	RSU (Time-vested grant)(3)	7/2/2007	7/2/2007		—	—	—	—		—	—	11,300	$347,701
	RSU (Retention grant)(4)	7/2/2007	7/2/2007		—	—	—	—		—	—	28,200	$867,714
	RSU (Performance-vested grant)(5)	7/2/2007	1/31/2008	(12)	—	—	—	2,825	(13)	3,766	3,766	—	$69,671
		7/2/2007	5/28/2008	(12)	—	—	—	2,825	(13)	3,767	3,767	—	$82,686
		7/2/2007	3/18/2009	(12)	—	—	—	1,884	(13)	3,767	3,767	—	$12,808
	2007 Annual Bonus	n/a	n/a		137,175	182,900	365,800	—		—	—	—	—
	2006 Annual Bonus	n/a	n/a		113,750	175,000	350,000	—		—	—	—	—

Meir Sperling	RSU (Time-vested grant)(3)	7/2/2007	7/2/2007		—	—	—	—		—	—	11,300	$347,701
	RSU (Retention grant)(4)	7/2/2007	7/2/2007		—	—	—	—		—	—	27,200	$836,944
	RSU (Performance-vested grant)(5)	7/2/2007	1/31/2008	(12)	—	—	—	2,825	(13)	3,766	3,766	—	$69,671
		7/2/2007	5/28/2008	(12)	—	—	—	2,825	(13)	3,767	3,767	—	$82,686
		7/2/2007	3/18/2009	(12)	—	—	—	1,884	(13)	3,767	3,767	—	$12,808
	2007 Annual Bonus(8)	n/a	n/a		137,175	182,900	365,800	—		—	—	—	—
	2006 Annual Bonus(9)				Original:	Original:	Original:
					100,750	155,000	310,000
					Revised:	Revised:	Revised:
		n/a	n/a		113,750	175,000	350,000	—		—	—	—	—

David Parcell	RSU (Time-vested grant)(3)	7/2/2007	7/2/2007		—	—	—	—		—	—	8,500	$261,545
	RSU (Retention grant)(4)	7/2/2007	7/2/2007		—	—	—	—		—	—	8,000	$246,160
	RSU (Performance-vested grant)(5)	7/2/2007	1/31/2008	(12)	—	—	—	2,125	(13)	2,833	2,833	—	$52,411
		7/2/2007	5/28/2008	(12)	—	—	—	2,125	(13)	2,833	2,833	—	$62,184
		7/2/2007	3/18/2009	(12)	—	—	—	1,417	(13)	2,834	2,834	—	$9,636
	2007 Annual Bonus(10)	n/a	n/a		104,377	139,169	278,338	—		—	—	—	—
	2006 Annual Bonus(11)	n/a	n/a		85,639	131,753	263,506	—		—	—	—	—

Peter Fante	RSU (Time-vested grant)(3)	7/2/2007	7/2/2007		—	—	—	—		—	—	5,800	$178,466
	RSU (Retention grant)(4)	7/2/2007	7/2/2007		—	—	—	—		—	—	25,200	$775,404
	RSU (Performance-vested grant)(5)	7/2/2007	1/31/2008	(12)	—	—	—	1,450	(13)	1,933	1,933	—	$35,761
		7/2/2007	5/28/2008	(12)	—	—	—	1,450	(13)	1,933	1,933	—	$42,429
		7/2/2007	3/18/2009	(12)	—	—	—	967	(13)	1,934	1,934	—	$6,576
	2007 Annual Bonus	n/a	n/a		78,375	104,500	209,000	—		—	—	—	—
	2006 Annual Bonus				Original:	Original:	Original:	—		—	—	—	—
					65,000	100,000	200,000
					Revised:	Revised:	Revised:
		n/a	n/a		97,500	150,000	300,000	—		—	—	—	—

(1)	The threshold column corresponds to the minimum bonus payable to the executive officer assuming that minimum performance goals are achieved. If minimum performance goals are not achieved, the bonus payable to the executive officer would be zero.

(2)	The 123(R) grant date fair value of equity awards is based on the target number of shares and calculated using the closing price of our common stock on the 123(R) grant date, which is not always the same as the date the stock option committee approved the grant. The following table summarizes the grant date fair value of the July 2, 2007 performance-vested awards based on the target number of shares and calculated using the closing price of our common stock on July 2, 2007 ($30.77), the date the stock option committee approved the grants.

			Fair Value on
	Date of Board	Target	Date of Board
Name	Approval of Grant	Shares	Approval
Dan Bodner	7/2/07 (1st tranche)	18,766	$577,430
	7/2/07 (2nd tranche)	18,767	$577,461
	7/2/07 (3rd tranche)	18,767	$577,461
Douglas Robinson	7/2/07 (1st tranche)	4,300	$132,311
	7/2/07 (2nd tranche)	4,300	$132,311
	7/2/07 (3rd tranche)	4,300	$132,311
Elan Moriah	7/2/07 (1st tranche)	3,766	$115,880
	7/2/07 (2nd tranche)	3,767	$115,911
	7/2/07 (3rd tranche)	3,767	$115,911
Meir Sperling	7/2/07 (1st tranche)	3,766	$115,880
	7/2/07 (2nd tranche)	3,767	$115,911
	7/2/07 (3rd tranche)	3,767	$115,911
David Parcell	7/2/07 (1st tranche)	2,833	$87,171
	7/2/07 (2nd tranche)	2,833	$87,171
	7/2/07 (3rd tranche)	2,834	$87,202
Peter Fante	7/2/07 (1st tranche)	1,933	$59,478
	7/2/07 (2nd tranche)	1,933	$59,478
	7/2/07 (3rd tranche)	1,934	$59,509

For further discussion of our accounting for equity compensation, see Note 15, “Employee Benefit Plans” to the consolidated financial statements included in Item 15.

(3)	This award vests 33% on March 15, 2008, 33% on March 15, 2009, and 34% on July 2, 2010 and as of January 31, 2008 was subject to the special vesting conditions described in “Narrative to “Grants of Plan-Based Awards” Table”.

(4)	2007 special retention equity award discussed in the Compensation Discussion and Analysis above. This award vests 50% on March 15, 2008 and 50% on July 2, 2010 and as of January 31, 2008 was subject to the special vesting conditions described in “Narrative to “Grants of Plan-Based Awards” Table”.

(5)	This award vests 1/3 upon the stock option committee’s determination of our achievement of specified revenue targets (set by the stock option committee for the relevant performance period) for the period from August 1, 2007 through January 31, 2008, 1/3 upon the determination of such achievement for the period from February 1, 2008 through January 31, 2009, and 1/3 upon the determination of such achievement for the period from February 1, 2009 through January 31, 2010 (provided that, with respect to the period from February 1, 2009 through January 31, 2010, no such determination by the stock option committee shall be final until on or after July 2, 2010), and as of January 31, 2008 was subject to the special vesting conditions described in “Narrative to “Grants of Plan-Based Awards” Table”.

(6)	This award vests 25% on August 14, 2007, 25% on August 14, 2008, 25% on August 14, 2009, and 25% on August 14, 2010 and as of January 31, 2008 was subject to the special vesting conditions described below.

(7)	This award vests 30% on August 14, 2007, 30% on August 14, 2008, 30% on August 14, 2009, and 10% on July 2, 2010 and as of January 31, 2008 was subject to the special vesting conditions described in “Narrative to “Grants of Plan-Based Awards” Table”.

(8)	Mr. Sperling’s bonus target for the year ended January 31, 2008 was established in U.S. Dollars, but his bonus payments are made in Israeli shekels using the U.S.$-to-NIS spot rate on the applicable payment date.

(9)	Mr. Sperling’s bonus target for the year ended January 31, 2007 was established in U.S. Dollars, but his bonus payments are made in Israeli shekels using the U.S.$-to-NIS spot rate on the applicable payment date.

(10)	On March 12, 2007, the compensation committee approved threshold, target, and maximum bonus awards for Mr. Parcell of £54,000, £72,000, and £144,000, respectively ($104,377, $139,169, and $278,338 based on the March 12, 2007 exchange rate of £1=$1.9329).

(11)	On July 20, 2006, the compensation committee approved threshold, target, and maximum bonus awards for Mr. Parcell of £46,800, £72,000, and £144,000, respectively ($85,639, $131,753, and $263,506) based on the July 20, 2006 exchange rate of £1=$1.8299).

(12)	Each performance award contains three equal tranches which vest based on three separate performance periods. Dates correspond to the SFAS No. 123(R) grant date applicable to the first, second, and third tranches, respectively, and are based on the date the stock option committee approved the performance goal for the applicable performance period.

(13)	Represents the threshold number of shares that were available to be earned in each of the 2007, 2008, and 2009 performance periods. The following table summarizes the actual number of shares earned for the 2007 and 2008 performance periods (which have now been completed). If the minimum performance goal is not achieved in any performance period, no shares are earned for that period.

	Actual Shares Earned for	Actual Shares Earned for
Name	2007 Performance Period	2008 Performance Period
Dan Bodner	18,625	15,275
Douglas Robinson	4,267	3,500
Elan Moriah	3,737	3,065
Meir Sperling	3,737	3,065
David Parcell	2,811	2,306
Peter Fante	1,918	1,573
Further Information Regarding Summary Compensation Table and Grants of Plan-Based Awards Table
As of the filing date of this report, each of our executive officers other than Mr. Sperling is party to an employment agreement with us. Each agreement provides for certain severance payments and benefits, including in connection with a change in control. See “- Executive Officer Severance Benefits and Change in Control Provisions” below for a discussion of these severance and change in control benefits, as well as a description of the restrictive covenants and clawback provisions contained in such agreements.
The agreements with our U.S. executive officers generally provide for an initial term of two years, followed by automatic one-year renewals (unless terminated by either party in accordance with the agreement and subject to required notice). The agreements with our non-U.S. executive officers do not provide for a fixed term. Mr. Sperling has a customary offer letter from us and a letter agreement regarding the release of his severance, retirement, and disability insurance funds in the event of a termination event, but does not currently have a formal employment agreement.

Narrative to Salary and Bonus Table
As discussed in the Compensation Discussion and Analysis above, each employment agreement provides for an annual base salary, target bonus (subject to the achievement of performance goals), and certain perquisites. Although target bonuses are specified in each employment agreement, bonuses are not guaranteed and are paid based on the achievement of performance goals. In Mr. Robinson’s case, the target bonus is fixed at 60% of his base salary under the terms of his employment agreement. For the other executive officers party to an employment agreement, the target bonus is expressed as a dollar amount or an amount denominated in local currency. As of January 31, 2008, the target bonuses specified by the employment agreements were as follows: $104,500 (for Mr. Fante), $182,900 (for Mr. Moriah), and £38,000 (for Mr. Parcell). Mr. Parcell’s target bonus of £38,000 corresponded to $75,597 as of January 31, 2008 based on an exchange rate of £1=$1.9895 on such date. As of January 31, 2008, Messrs. Bodner and Sperling had not entered into employment agreements with us and therefore did not yet have contractually-defined target bonuses. Mr. Sperling’s offer letter provides for an annual base salary and a discretionary annual bonus. Historically, the target bonuses for each executive officer established by the compensation committee as part of its annual compensation review process has equaled or exceeded the target bonus specified in the officer’s employment agreement (if any) and the target bonus from the previous year.
As noted in the Summary Compensation Table above, the actual bonuses for the year ended January 31, 2007 for Messrs. Bodner and Robinson were determined by the compensation committee based on a general performance review of Mr. Bodner and Mr. Robinson and not by reference to pre-defined performance goals. As a result, these bonuses do not appear in the table entitled “Grants of Plan-Based Awards” above but appear in the Bonus column in the table entitled “Summary Compensation Table”. Mr. Nissim ceased to be an executive officer in the year ended January 31, 2007 and did not receive a bonus for that year. We are currently in arbitration with Mr. Nissim on certain compensation-related matters.
Narrative to “All Other Compensation” Table
We provide a limited amount of perquisites to our executive officers, which vary from officer to officer. Each of the executive officers is entitled to use of a company car or an annual car allowance. Messrs. Sperling and Parcell are entitled to an annual allowance for fuel reimbursement. Messrs. Bodner, Robinson, and Fante are entitled to an annual allowance for legal, tax, or accounting advice. Mr. Nissim was also entitled to an annual allowance for legal, tax, or accounting advice while he was an executive officer. All executive officers receive the same health insurance and company-paid group life and disability insurance offered to all other employees in the country in which the executive officer is employed. In addition, Mr. Bodner has historically received a supplemental company-paid life insurance policy. In the year ended January 31, 2008, Mr. Fante received a one-time relocation allowance.

Executive officers in the U.S. receive the same partial match of their 401(k) contributions as all other U.S. employees, up to a maximum company contribution of $2,000 per year.
In the case of Mr. Parcell, we contribute a percentage of his base salary to a retirement fund on the same basis as other U.K. employees. Under the retirement fund Mr. Parcell, can elect to contribute a percentage of his monthly salary to the fund, which is administered by an outside third party, similar to a 401(k). If he elects to contribute 3% or less of his salary, we contribute an amount equal to 4% of his salary. If he elects to contribute 4% of salary, our contribution is 5%. If he elects to contribute 5% or more, our contribution is 6%. Our contributions are incremental to his salary and are paid by us directly to the third-party provider.
Like all Israeli employees, under Israeli law, Mr. Sperling is entitled to severance pay equal to one month’s salary for each year of employment upon termination without cause (as defined in the Israel Severance Pay Law). To satisfy this requirement, for all Israeli employees, including Mr. Sperling, we make contributions on behalf of the employee to a severance fund. This severance fund is often part of a larger savings fund which also includes a retirement fund and in some cases an insurance component. Each employee can elect to contribute an amount equal to between 5% and 7% of his or her monthly salary to the retirement fund. We contribute an amount equal to 5% of the employee’s monthly salary to the retirement fund plus an additional amount equal to 8.33% of the employee’s monthly salary to the severance fund. The employee is not required to pay anything towards the severance fund. Our contributions are incremental to the employee’s base salary and, except as noted below, are paid by us directly to the third-party plan administrator. Applicable tax law permits allocations made by the employer to the retirement fund to be made on a tax-free basis up to a limit set by applicable Israeli tax regulations. Under local Israeli company policy, the employee may request that any company contributions in excess of this limit be made directly to him or her rather than being placed in the retirement fund. For executives like Mr. Sperling, if the amount in the severance fund is insufficient to cover the required statutory payment under Israeli labor law at the time of a termination event, we are obligated to supplement the amounts in the severance fund.
In addition, all Israeli employees, including Mr. Sperling, are also entitled to participate in a continuing education fund, often referred to as a study fund. The continuing education fund is a savings fund from which the employee can withdraw on a tax-free basis for any purpose after six years, irrespective of his or her employment status with us. Each month, eligible employees contribute 2.5%, and we contribute 7.5%, of the employee’s base salary to the study fund. Applicable tax law permits a portion of the company contributions to the study fund to be made tax-free. Under local Israeli company policy, the employee may request that any company contributions in excess of this limit be made directly to him or her rather than being placed in the fund. Our contributions are incremental to the employee’s base salary and, except as noted above, are paid by us directly to the third-party plan administrator.
Under applicable Israeli law, each employee is paid a small annual amount for recreation based on the employee’s tenure and a per-diem rate published by the government. Under local Israeli company policy, our Israeli employees are also entitled to receive a cash payment in exchange for vacation days in accordance with the terms of the policy.

Narrative to “Grants of Plan-Based Awards” Table
All of the equity awards listed in the table entitled “Grants of Plan-Based Awards” were made under or subsequently allocated to the Verint Systems Inc. Stock Incentive Compensation Plan or the Verint Systems Inc. Amended and Restated 2004 Stock Incentive Compensation Plan (each as amended). Time-based equity awards for officers normally vest over a three- or a four-year period. Performance-based equity awards to date have been comprised of three separate vesting periods corresponding to three separate performance periods which generally correspond to our fiscal year. Specific vesting schedules for each award listed in the table entitled “Grants of Plan-Based Awards” are provided in the footnotes to the table.
All of the equity awards granted to our executive officers in the year ended January 31, 2008 (including the special 2007 retention equity grants) were made subject to special “compliance” vesting conditions which override the regular time-vesting or performance-vesting schedule of the awards. These compliance vesting conditions require us to be both current with our SEC filings and re-listed on NASDAQ or another nationally-recognized exchange for the awards to vest. If either of these compliance vesting conditions is not satisfied on the date the awards would otherwise vest, the portion of the award that would otherwise vest remains unvested until such time as all of the applicable compliance vesting conditions are satisfied. As described in the Compensation Discussion and Analysis above, the compensation and stock option committees subsequently authorized us to enter into amendments with each of the executive officers to remove the compliance vesting conditions, thereby permitting these awards to vest on their original schedule. As of the filing date of this report, we have finalized most of these amendments. For our U.S. executive officers, these amendments also provided for a delay in the delivery of the shares underlying these awards subject to limitations imposed by Section 409A of the Internal Revenue Code.

Outstanding Equity Awards at January 31, 2008
The following table sets forth information regarding various equity awards held by our named executive officers as of January 31, 2008. The market value of all RSU and restricted stock awards is based on the closing price of our common stock as of January 31, 2008 ($18.50).

			Option Awards				Stock Awards
			Number of	Number of			Number of			Equity Incentive Plan
			Securities	Securities			Shares or	Market Value	Equity Incentive Plan	Awards: Market or
			Underlying	Underlying			Units of	of Shares or	Awards: Number of	Payout Value of
	Date of		Unexercised	Unexercised	Option		Stock That	Units of Stock	Unearned Shares,	Unearned Shares,
	Board		Options	Options	Exercise	Option	Have Not	That Have	Units or Other Rights	Units or Other Rights
	Approval		(#)	(#)	Price	Expiration	Vested	Not Vested	That Have Not Vested	That Have Not Vested
Name	of Grant		Exercisable	Unexercisable	($)	Date	(#)	($)	(#)	($)
Dan Bodner	5/21/2002	(2)	16,635		16.00	5/21/2012
	3/5/2003	(2)	40,000		17.00	3/5/2013
	12/12/2003	(2)	37,200		23.00	12/12/2013
	12/9/2004	(3),(4)	60,000	20,000	35.11	12/9/2014	8,750	161,875
	1/11/2006	(5),(6)	44,000	44,000	34.40	1/11/2016	19,350	357,975
	7/2/2007	(7)							38,800	717,800
	7/2/2007	(8)							56,300	1,041,550
	7/2/2007	(9)							56,300	1,041,550

Douglas Robinson	7/2/2007	(10)							22,400	414,400
	7/2/2007	(7)							25,800	477,300
	7/2/2007	(11)							12,900	238,650
	7/2/2007	(9)							12,900	238,650

Elan Moriah	5/21/2002	(2)	2,446		16.00	5/21/2012
	3/5/2003	(2)	20,000		17.00	3/5/2013
	12/12/2003	(2)	18,750		23.00	12/12/2013
	12/9/2004	(3),(4)	18,750	6,250	35.11	12/9/2014	2,500	46,250
	1/11/2006	(5),(6)	10,000	10,000	34.40	1/11/2016	5,000	92,500
	7/2/2007	(7)							28,200	521,700
	7/2/2007	(8)							11,300	209,050
	7/2/2007	(9)							11,300	209,050

Meir Sperling	4/1/2001	(2)	2,446		8.69	4/1/2011
	5/21/2002	(2)	2,446		16.00	5/21/2012
	3/5/2003	(2)	25,000		17.00	3/5/2013
	12/12/2003	(2)	25,000		23.00	12/12/2013
	12/9/2004	(3)	18,750	6,250	35.11	12/9/2014	2,500	46,250
	1/11/2006	(5),(6)	10,000	10,000	34.40	1/11/2016	5,000	92,500
	7/2/2007	(7)							27,200	503,200
	7/2/2007	(8)							11,300	209,050
	7/2/2007	(9)							11,300	209,050

David Parcell	5/21/2002	(2)	2,446		16.00	5/21/2012
	3/5/2003	(2)	7,500		17.00	3/5/2013
	12/12/2003	(2)	11,250		23.00	12/12/2013
	12/9/2004	(3)	15,000	5,000	35.11	12/9/2014
	1/11/2006	(6)					4,000	74,000
	7/2/2007	(7)							8,000	148,000
	7/2/2007	(8)							8,500	157,250
	7/2/2007	(9)							8,500	157,250

Peter Fante	11/20/2002	(2)	6,250		14.90	11/20/2012
	12/12/2003	(2)	18,750		23.00	12/12/2013
	12/9/2004	(3)	15,000	5,000	35.11	12/9/2014
	1/11/2006	(6)					3,500	64,750
	7/2/2007	(7)							25,200	466,200
	7/2/2007	(8)							5,800	107,300
	7/2/2007	(9)							5,800	107,300

Igal Nissim(1)	4/1/2001	(2)	6,115		8.69	4/1/2011
	5/21/2002	(2)	4,892		16.00	5/21/2012
	3/5/2003	(2)	40,000		17.00	3/5/2013
	12/9/2004	(3)	18,750		35.11	12/9/2014
	1/11/2006	(5)	9,000		34.40	1/11/2016

(1)	Mr. Nissim ceased to be an executive officer in the year ended January 31, 2007. We are currently in arbitration with Mr. Nissim on certain compensation-related matters.

(2)	These options were fully vested at January 31, 2008.

(3)	The vesting schedule for this option grant was/is 25% on December 9, 2005, 25% on December 9, 2006, 25% on December 9, 2007, and 25% on December 9, 2008.

(4)	The vesting schedule for this restricted stock grant was/is 50% on December 9, 2006, 25% on December 9, 2007, and 25% on December 9, 2008.

(5)	The vesting schedule for this option grant was/is 25% on January 11, 2007, 25% on January 11, 2008, 25% on January 11, 2009, and 25% on January 11, 2010.

(6)	The vesting schedule for this restricted stock grant was/is 50% on January 11, 2008, 25% on January 11, 2009, and 25% on January 11, 2010.

(7)	The vesting schedule for this RSU grant was/is 50% on March 15, 2008 and 50% on July 2, 2010, and as of January 31, 2008, this award was subject to the special vesting conditions described below.

(8)	The vesting schedule for this RSU grant was/is 33% on March 15, 2008, 33% on March 15, 2009, and 34% on July 2, 2010, and as of January 31, 2008, this award was subject to the special vesting conditions described below.

(9)	The vesting schedule for this RSU grant was/is 1/3 upon the stock option committee’s determination of our achievement of specified revenue targets (set by the stock option committee for the relevant performance period) for the period from August 1, 2007 through January 31, 2008, 1/3 upon the determination of such achievement for the period from February 1, 2008 through January 31, 2009, and 1/3 upon the determination of such achievement for the period from February 1, 2009 through January 31, 2010 (provided that, with respect to the period from February 1, 2009 through January 31, 2010, no such determination by the stock option committee shall be final until on or after July 2, 2010), and as of January 31, 2008, this award was subject to the special vesting conditions described below.

(10)	The vesting schedule for this RSU grant was/is 25% on August 14, 2007, 25% on August 14, 2008, 25% on August 14, 2009, and 25% on August 14, 2010, and as of January 31, 2008, this award was subject to the special vesting conditions described below.

(11)	The vesting schedule for this RSU grant was/is 30% on August 14, 2007, 30% on August 14, 2008, 30% on August 14, 2009, and 10% on July 2, 2010, and as of January 31, 2008, this award was subject to the special vesting conditions described below.
All of the equity awards granted to our executive officers in the year ended January 31, 2008 (including the special 2007 retention equity grants) were made subject to special “compliance” vesting conditions which override the regular time-vesting or performance-vesting schedule of the awards. These compliance vesting conditions require us to be both current with our SEC filings and re-listed on NASDAQ or another nationally-recognized exchange for the awards to vest. If either of these compliance vesting conditions is not satisfied on the date the awards would otherwise vest, the portion of the award that would otherwise vest remains unvested until such time as all of the applicable compliance vesting conditions are satisfied. As described in the Compensation Discussion and Analysis above, the compensation and stock option committees subsequently authorized us to enter into amendments with each of the executive officers to remove the compliance vesting conditions, thereby permitting these awards to vest on their original schedule. As of the filing date of this report, we have finalized most of these amendments. For our U.S. executive officers, these amendments also provided for a delay in the delivery of the shares underlying these awards subject to limitations imposed by Section 409A of the Internal Revenue Code.

Option Exercises and Stock Vesting During the Year Ended January 31, 2008
No stock options were exercised during the year ended January 31, 2008. The value of stock awards realized on vesting is calculated by multiplying the number of shares vesting by the closing price of our common stock on the vesting date. See the table entitled “Outstanding Equity Awards at January 31, 2008” above for the vesting schedule of outstanding awards.

	Option Awards		Stock Awards
	Number of Shares
	Acquired on	Value Realized on	Number of Shares	Value Realized on
	Exercise	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#)	($)
Dan Bodner	—	—	42,075	739,426
Douglas Robinson	—	—	—	—
Elan Moriah	—	—	7,500	138,575
Meir Sperling	—	—	7,500	138,575
David Parcell	—	—	4,000	77,200
Peter Fante	—	—	3,500	67,550
Option Exercises and Stock Vesting During the Year Ended January 31, 2007
No stock options were exercised during the year ended January 31, 2007. The value of stock awards realized on vesting is calculated by multiplying the number of shares vesting by the closing price of our common stock on the vesting date. See the table entitled “Outstanding Equity Awards at January 31, 2008” above for the vesting schedule of outstanding awards.

	Option Awards		Stock Awards
	Number of Shares
	Acquired on	Value Realized on	Number of Shares	Value Realized on
	Exercise	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#)	($)
Dan Bodner	—	—	31,475	1,066,401
Douglas Robinson	—	—	—	—
Elan Moriah	—	—	5,000	168,250
Meir Sperling	—	—	5,000	168,250
David Parcell	—	—	—	—
Peter Fante	—	—	—	—
Igal Nissim(1)	—	—	9,200	311,764

(1)	Mr. Nissim ceased to be an executive officer in the year ended January 31, 2007.
Executive Officer Severance Benefits and Change in Control Provisions
As of the filing date of this report, each of our executive officers other than Mr. Sperling is party to an employment agreement with us. The following is a summary of the severance and change in control provisions of these employment agreements as of the filing date of this report, with differences existing at January 31, 2008 noted under the “Provisions of Executive Officer Agreements Historically” caption. The following also summarizes benefits that our non-U.S. executive officers may become entitled to under local law or local company policy.

Provisions of Executive Officer Agreements at Present Date
Each of the employment agreements with our executive officers provides for an annual base salary and a performance-based bonus target.
Severance Not in Connection with a Change in Control
In the event of an involuntary termination of employment (a termination without cause or a resignation for good reason) not in connection with a change in control, the executive officers are, subject to their execution of a release and continued compliance with the restrictive covenants described below, entitled to severance consisting of base salary and, for our U.S. executive officers, reimbursement of health insurance premiums for 12 months (inclusive of any notice period required under the officer’s employment agreement), or 18 months in the case of Mr. Bodner. Mr. Bodner is also entitled to 60 days advance notice of any termination other than for cause, continuation of his professional advice allowance and access to his company-leased vehicle for 18 months in such instance.
In addition, in the event of an involuntary termination, each executive officer other than Mr. Bodner and Mr. Robinson is entitled to a pro rated portion of his annual bonus for such year plus an amount equal to 100% of his average annual bonus measured over the last three years. Mr. Bodner’s agreement provides for a pro rated portion of his annual bonus for such year plus an amount equal to 150% of his target bonus. Mr. Robinson’s agreement provides for payment of 150% of his average annual bonus measured over the last three years, but no pro rated portion of his annual bonus for the year in question.
Severance in Connection with a Change in Control
In the event of a termination of employment in connection with a change in control, in lieu of the cash severance described above, each of the officers who has entered into a new or amended employment agreement with us beginning in 2009 is entitled to enhanced cash severance equal to the sum of 1.5 times base salary and target bonus, plus a pro-rated target bonus for the year of termination, or in the case of Mr. Bodner, 2.5 times the sum of base salary and target bonus, plus a pro-rated target bonus for the year of termination. We are currently in discussions regarding a formal employment agreement with Mr. Sperling and amended employment agreements with Mr. Robinson and Mr. Parcell, which we expect would include similar benefits.
Equity
Other than in the case of Mr. Bodner, no equity acceleration is provided in the case of an involuntary termination not in connection with a change in control. In the event of an involuntary termination of employment in connection with a change in control, each of the employment agreements provides for acceleration of all unvested equity awards. Mr. Robinson’s agreement provides for acceleration of his unvested equity awards in the event of a change in control whether or not his employment is terminated. Each of the new or amended employment agreements signed beginning in 2009 also provides that all of the officer’s outstanding equity awards will become fully vested if not assumed in connection with a change in control.

Other Provisions
Each of the employment agreements provides for customary restrictive covenants, with a covenant period ranging from 12 to 24 months, including a non-compete, a non-solicitation of customers and employees, and an indefinite non-disclosure provision. Each agreement also contains a clawback provision which allows us to recoup from the officer, or cancel, a portion of the officer’s incentive compensation (including bonuses and equity awards) for a particular year if we are required to restate our financial statements for that year due to material noncompliance with any financial reporting requirement under the securities laws as a result of the officer’s misconduct. The clawback applies from and after the year in which the employment agreement was first signed to awards made during the term of the agreement. The amount to be recovered or forfeited is the amount by which the incentive compensation in the year in question exceeded the amount that would have been awarded had the financial statements originally been filed as restated. Each of our U.S. executive officers who has entered into a new or amended employment agreement with us beginning in 2009 is also entitled to a gross up for any excise taxes he may become subject to in connection with a change of control. The terms “cause”, “good reason”, and “change in control” are defined in the forms of employment agreements filed with this report.
Provisions of Executive Officer Agreements Historically
As of January 31, 2008, Messrs. Bodner and Sperling had not entered into employment agreements with us and therefore did not have any of the contractual benefits described in the preceding section. As of January 31, 2008 and the filing date of this report, Mr. Sperling is party to a customary offer letter with us which provides for 90 days advanced notice in the event of a termination of employment by either party. Mr. Sperling is also party to a letter agreement with us pursuant to which we have agreed to release the full amounts in his severance, retirement, and disability insurance funds in the event of a termination event.
As noted above, Mr. Robinson’s current employment agreement does not, and did not as of January 31, 2008, provide for the enhanced cash severance and tax gross-up in the event of a termination in connection with a change in control described above.
As of January 31, 2008, Messrs. Moriah, and Fante had not yet entered into the most recent amendments to their respective employment agreements and therefore were not entitled to the enhanced cash severance and tax gross-up in the event of a termination in connection with a change in control described above.
As of January 31, 2008, Mr. Parcell had not yet entered into the first amendment to his employment agreement with us and therefore had more limited severance benefits which are described below.
Prior to June 13, 2008, Mr. Parcell’s employment agreement provided that in the event of an involuntary termination of employment (a termination without cause), Mr. Parcell was entitled to six month’s paid notice or a payment in lieu of the same. The paid notice or payment in lieu is comprised of all of the same elements of compensation he would otherwise have received (or would have otherwise been paid on his behalf) during such period, including salary, pro rata annual bonus, previously-awarded but unpaid special bonuses, car allowance/fuel reimbursement allowance, retirement plan contributions, health benefits, and insurance premiums. Mr. Parcell’s original employment agreement made no provision for special payments or benefits in connection with a change in control. Mr. Parcell was also bound by customary restrictive covenants under his former employment agreement, including a 12-month non-compete and non-solicitation of customers and employees, and an indefinite non-disclosure provision.

In December 2006, we completed the transition of the Chief Financial Officer role from Igal Nissim to Douglas Robinson, at which time Mr. Nissim ceased to be an executive officer. Mr. Nissim did not have an employment agreement with us during the period in which he served as an executive officer.
Benefits Under Local Law or Local Company Policy
As discussed under “- Narrative to ‘All Other Compensation’ Table” above, Mr. Sperling is entitled to severance pay equal to one month’s salary for each year of employment upon termination without cause (as defined in the Israel Severance Pay Law) under Israeli law applicable to all Israeli employees. We make payments into a severance fund to secure this severance obligation during the course of Mr. Sperling’s employment and, unless there is a shortfall as described below, we are not responsible for any payments at the time of a qualifying termination. As a result, these amounts are included in the table entitled “Summary Compensation Table” above, but not in the table entitled “Potential Payments Upon Termination or Change in Control” below. However, the table entitled “Potential Payments Upon Termination or Change in Control” does include any additional amount of severance we are responsible for in excess of the balance in the severance fund at the time of a qualifying termination (in the event there is a shortfall) based on the legally-mandated formula described above.
In addition to any severance fund shortfall, Mr. Sperling is also entitled to a minimum notice period under Israeli law in the event of an involuntary termination and to 90 days advanced notice of termination under his offer letter. Local company notice guidelines for our Israeli employees subsume this legal notice requirement and, in Mr. Sperling’s case, exceed the requirements of his offer letter. Assuming application of these local company guidelines, employees are entitled to between two weeks and three and one-half months of pay depending on the circumstances of the termination and the employee’s tenure. In Mr. Sperling’s case, assuming application of the guidelines at January 31, 2008, he would have been entitled to three and one-half months of notice, during which he would receive continued salary and all benefits.
Employees in the United Kingdom are entitled to severance payments under local U.K. company policy in the event of an involuntary termination in which the employee is made redundant (meaning that the termination resulted from us closing or downsizing our U.K. operations or a particular function). Under this policy, U.K. employees receive between two and three weeks of pay for each year of service depending on the employee’s age, with partial service years of six months or more being rounded up. Assuming the application of this local company policy at January 31, 2008, Mr. Parcell would have been entitled to three weeks of pay for each year of service in addition to the benefits provided under his employment agreement. The payment is comprised of salary, pro rata bonus, and car allowance, but no other benefits.

Because payments under the foregoing Israeli and U.K. company guidelines or policies do not arise until a qualifying termination event, these payments are included in the table entitled “Potential Payments Upon Termination or Change in Control” below, but not in the table entitled “Summary Compensation Table” above.
Potential Payments Upon Termination or Change in Control
The table below outlines the potential payments and benefits that would have become payable by us to our named executive officers in the event of an involuntary termination and/or a change in control, assuming that the relevant event occurred on January 31, 2008. In reviewing the table, please note the following:
•	The table does not include amounts that would be payable by third parties where we have no continuing liability, such as amounts payable under private insurance policies, government insurance such as social security or national insurance, or 401(k) or similar defined contribution retirement plans. As a result, the table does not reflect amounts payable to Mr. Sperling or Mr. Parcell under the applicable local company retirement plan or retirement fund, for which we have no liability at the time of payment.
•	Except as noted in the following bullet, the table does not include payments or benefits that are available generally to all salaried employees in the country in which the executive officer is employed and do not discriminate in scope, terms, or operation in favor of our executive officers or directors, such as short-term disability payments or payment for accrued but unused vacation.
•	The table includes all severance or notice payments for which we are financially responsible, even if such payments are available generally to all salaried employees in the country in which the executive officer is employed and do not discriminate in scope, terms, or operation in favor of our executive officers or directors.
•	With respect to Mr. Sperling’s severance fund, the table includes the difference between the amount that would have been owed to Mr. Sperling under applicable Israeli labor law in the event of an involuntary termination and the amount in his severance fund at January 31, 2008.

•	As noted in the previous section, as of January 31, 2008, Messrs. Bodner and Sperling had not entered into employment agreements with us, however, Mr. Sperling (but not Mr. Bodner) is included in the table below because he was entitled to certain statutory severance benefits and advanced notice payments, as described below.
•	The information for Messrs. Robinson, Moriah, Parcell, and Fante included in the table below reflects their entitlements as of January 31, 2008 and therefore excludes amounts attributable to any recent amendments to their employment agreements (signed after January 31, 2008) providing for enhanced cash severance and other benefits in the event of a termination in connection with a change in control.
•	The value of equity awards in the table below is based on the closing price of our common stock on January 31, 2008, which was $18.50.
•	All amounts are calculated on a pre-tax basis.

				Accelerated	Cont. Health	Cont.
	Salary	Pro Rata	Additional	Equity	(present Insurance	Other
Name of Executive Officer and	Continuation(1)	Bonus(2)	Bonus(3)	Awards(4)	Coverage value)(5)	Benefits(6)	Total
Triggering Event	($)	($)	($)	($)	($)	($)	($)
Douglas Robinson
Death	—	204,000	—	—	29,918	—	233,918
Disability	170,000	204,000	—	—	14,959	—	388,959
Resignation for Good Reason/Involuntary Termination without Cause	340,000	—	334,833	—	29,918	—	704,751
Resignation for Good Reason/Involuntary Termination without Cause in Connection with CIC	340,000	—	334,833	1,369,000	29,918	—	2,073,751
CIC Only (continued employment)	—	—	—	1,369,000	—	—	1,369,000

Elan Moriah
Death	—	182,900	—	—	29,918	—	212,818
Disability	170,000	182,900	—	—	14,959	—	367,859
Resignation for Good Reason/Involuntary Termination without Cause	340,000	182,900	177,310	—	29,918	—	730,128
Resignation for Good Reason/Involuntary Termination without Cause in Connection with CIC	340,000	182,900	177,310	1,078,550	29,918	—	1,808,678
CIC Only (continued employment)	—	—	—	—	—	—	—

Meir Sperling
Death	—	—	—	—	—	—	—
Disability	—	—	—	—	—	—	—
Resignation for Good Reason/Involuntary Termination without Cause	114,615	—	—	—	15	28,400	143,030
Resignation for Good Reason/Involuntary Termination without Cause in Connection with CIC	114,615	—	—	—	15	28,400	143,030
CIC Only (continued employment)	—	—	—	—	—	—	—

David Parcell
Death	—	—	—	—	—	—	—
Disability	—	—	—	—	—	—	—
Resignation for Good Reason/Involuntary Termination without Cause	350,649	123,861	73,313	—	3,334	38,845	590,002
Resignation for Good Reason/Involuntary Termination without Cause in Connection with CIC	350,649	123,861	73,313	—	3,334	38,845	590,002
CIC Only (continued employment)	—	—	—	—	—	—	—

Peter Fante
Death	—	104,500	—	—	29,918	—	134,418
Disability	146,250	104,500	—	—	14,959	—	265,709
Resignation for Good Reason/Involuntary Termination without Cause	292,500	104,500	133,567	—	29,918	—	560,485
Resignation for Good Reason/Involuntary Termination without Cause in Connection with CIC	292,500	104,500	133,567	745,550	29,918	—	1,306,035
CIC Only (continued employment)	—	—	—	—	—	—	—

(1)	For Mr. Parcell, includes six months of base salary during his contractual notice period plus an additional 21 weeks of salary (assuming a termination event on January 31, 2008) assuming the application of local company redundancy policy, costing an aggregate of £176,250, or $350,649 as indicated in the table above, based on the January 31, 2008 exchange rate of £1= $1.9895. For Mr. Sperling, includes the difference between the amount that would have been owed to Mr. Sperling under applicable Israeli labor law in the event of an involuntary termination at January 31, 2008 and the amount in his severance fund on such date, or NIS 85,521 ($23,647 based on the January 31, 2008 exchange rate of NIS 1 = $0.2765) plus three and one-half month’s base salary during his notice period assuming the application of local company notice guidelines equaling NIS 329,000 ($90,969 based on the January 31, 2008 exchange rate of NIS 1 = $0.2765).

(2)	For Mr. Parcell, includes six-month’s worth (or 50%) of the average annual bonus paid or payable to him over the course of the three years ended January 31, 2008 as part of his six month contractual notice period plus an additional 21 week’s worth (assuming a termination event on January 31, 2008) of his three-year average annual bonus assuming the application of local company redundancy policy, costing an aggregate of £62,257, or $123,861 as indicated in the table above, based on the January 31, 2008 exchange rate of £1= $1.9895.

(3)	For Mr. Parcell, represents the second half of his 2007 cash retention bonus equaling £36,850 ($73,313 based on the January 31, 2008 exchange rate of £1= $1.9895), which would have been payable within his six month notice period assuming a termination on January 31, 2008.

(4)	For equity awards other than stock options, value is calculated as the closing price of our common stock on January 31, 2008 ($18.50) times the number of shares accelerating. For stock options, value is calculated as the difference between the closing price of our common stock on January 31, 2008 and the option exercise price per share times the number of stock options accelerating.

(5)	For executive officers other than Messrs. Parcell and Sperling, amounts shown represent the actual cost of the contractually-agreed number of months of COBRA payments. As of January 31, 2008, neither Mr. Parcell nor Mr. Sperling was entitled to company-paid or reimbursed health insurance following a termination event, however, Mr. Parcell was entitled to continued health benefits during his six-month notice period costing £1,676, or $3,334 as indicated in the table above, based on the January 31, 2008 exchange rate of £1= $1.9895 and Mr. Sperling was entitled to continued health benefits during his notice period assuming the application of local company notice guidelines costing NIS 53, or $15 as indicated in the table above, based on the January 31, 2008 exchange rate of NIS 1 = $0.2765.

(6)	For Mr. Parcell, includes six months of continued retirement plan contributions, car allowance/fuel reimbursement allowance, and insurance premiums during his contractual notice period costing £5,640 ($11,221), £7,431 ($14,784), and £1,286 ($2,559), respectively, plus an additional 21 weeks of car allowance assuming the application of local company redundancy policy, costing £5,168 ($10,282), for a total of £19,525 ($38,845), in each case, based on the January 31, 2008 exchange rate of £1= $1.9895. For Mr. Sperling, assuming the application of local company notice guidelines, includes three and one-half months of continued contributions to his retirement fund of NIS 16,416 ($4,539), to his severance fund of NIS 27,441 ($7,587), to his study fund of NIS 25,891 ($7,159), disability insurance premiums of NIS 8,247 ($2,280), a statutory recreation payment of NIS 649 ($180), and use of a company car plus a fuel reimbursement allowance costing NIS 24,068 ($6,655) for the period, for a total of NIS 102,712 ($28,400), in each case, based on the January 31, 2008 exchange rate of NIS 1 = $0.2765.
Subsequent to January 31, 2008 (between October 2009 and the filing date of this report), Messrs. Bodner, Moriah, and Fante entered into a new or amended employment agreements with us which materially augmented or altered their severance and/or change in control benefits. The terms of these new or amended agreements are described in greater detail under “- Executive Officer Severance Benefits and Change in Control Provisions” above.

Historic Compensation Information for the Year Ended January 31, 2006
The following table presents summary information regarding the compensation paid to or earned by our executive officers for services rendered during the year ended January 31, 2006:
Summary Compensation Table

	Annual Compensation				Long-Term Compensation
							Securities
Name and				Other Annual	Restricted Stock		Underlying
Principal	Year Ended	Salary	Bonus	Compensation	Awards		Options/SARs
Position	January 31,	($)(1)	($)(2)	($)(3)	($)		(#)

Dan Bodner,	2006	$440,000	$316,923	$37,182	$1,331,280	(4)	88,000
President and Chief Executive Officer

Igal Nissim,	2006	$207,324	$158,461	$44,945	$275,200	(5)	18,000
Former Chief Financial Officer

(1)	Includes salary and payments in lieu of earned vacation. For Mr. Nissim, represents NIS 936,000 ($207,324 based on the average exchange rate from February 1, 2005 through January 31, 2006 of NIS 1=$0.2215).

(2)	Includes bonuses accrued for services performed in the year indicated regardless of the year of payment. For Mr. Nissim, represents NIS 717,100 ($158,461 based on the spot rate on the payment date of NIS 1=$0.2210).

(3)	Includes company car, 401(k) partial match, life insurance, legal, tax, and financial advisement fees, and, for Mr. Nissim, contribution to a managers’ insurance fund and other customary Israeli savings funds.

(4)	On January 11, 2006, Mr. Bodner was granted 38,700 restricted shares of our common stock. These shares of restricted stock vest 50% on January 11, 2008, 25% on January 11, 2009 and 25% on January 11, 2010. If dividends are paid by Verint, Mr. Bodner is entitled to receive such dividends whether or not the shares of restricted stock are vested. The value of these holdings on the January 11, 2006 grant date was $1,331,280 based on a closing price per share of $34.40 on such date. The aggregate value of all unvested restricted stock held by Mr. Bodner as of January 31, 2006 was $3,684,813 based on a closing price per share of $36.25 on such date.

(5)	On January 11, 2006, Mr. Nissim was granted 8,000 restricted shares of our common stock. These shares of restricted stock vest 50% on January 11, 2008, 25% on January 11, 2009 and 25% on January 11, 2010. If dividends are paid by Verint, Mr. Nissim is entitled to receive such dividends whether or not the shares of restricted stock are vested. The value of these holdings on the January 11, 2006 grant date was $275,200 based on a closing price per share of $34.40 on such date. The aggregate value of all unvested restricted stock held by Mr. Nissim as of January 31, 2006 was $957,000 based on a closing price per share of $36.25 on such date.

The following table sets forth information concerning options granted during the year ended January 31, 2006 under our employee stock option plans to the executive officers identified in the previous table:
Option Grant Table

					Potential Realized Value at
					Assumed Annual Rates of
					Stock Price Appreciation
Individual Grants					for Option Term
		Percent of
	Number	Total Options
	of Shares	Granted to	Exercise
	Subject	Employees in	Price per
Name	to Option	Period(1)	Share	Expiration Date	5%	10%

Dan Bodner	88,000	43.35%	$34.40	January 11, 2016	$1,903,790	$4,824,577

Igal Nissim	18,000	8.87%	$34.40	January 11, 2016	$389,412	$986,845

(1)	In the year ended January 31, 2006, excluding grants to non-employee directors, we granted a total of only 191,000 options to a total of 15 employees, including Mr. Bodner and Mr. Nissim.
The options have a term of ten years and become exercisable and vest in equal annual increments over a period of four years from the date of stock option committee approval of the grant. The exercise price of the options is equal to the fair market value of the underlying shares on the date of stock option committee approval of the grant.
The following table sets forth, as to each executive officer identified in the previous table, (i) the number of options exercised during the year ended January 31, 2006 and the value realized upon such exercises, net of the associated exercise price and (ii) the number of unexercised options held at January 31, 2006, both exercisable and subject to future vesting as of such date, and the value of such options based on the closing price of the underlying shares on NASDAQ at that date, net of the associated exercise price:

Option Exercises and Year-End Value Table
Aggregate Option Exercises in the Year Ended January 31, 2006 and Value of Unexercised Options at January 31, 2006

	Shares	Value	Number of Securities		Value of Unexercised In the
	Acquired on	Realized	Underlying Unexercised		Money Options at
	Exercise	($)	Options at January 31, 2006		January 31, 2006 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Dan Bodner	48,864	1,119,982	38,600	223,235	$269,250.00	$1,584,508.75

Igal Nissim	—	—	34,811	59,196	$610,204.24	$489,206.50

(1)	Calculated on the basis of the closing price of our common stock as reported on NASDAQ on January 31, 2006 of $36.25 per share minus the exercise price.
Director Compensation for the Years Ended January 31, 2008 and January 31, 2007
During the course of our extended filing delay period, we have experienced significant changes in the composition of our board of directors. However, with the exception of the resignations of David Ledwell and Igal Nissim, since the beginning of this period, all additions to and resignations from the board of directors have consisted of changes by Comverse to its board of directors designees.
The following table summarizes the changes to the composition of our board of directors since March 2006:

Date	Change in Board Composition

April 28, 2006	Resignations of Messrs. Alexander, Kreinberg, and Sorin

December 11, 2006	Resignation of Mr. Nissim

June 29, 2007	Resignation of Mr. P. Robinson

July 26, 2007	Appointment of Mr. Dahan

September 11, 2007	Appointments of Ms. Shah and Ms. Wright

January 31, 2008	Resignation of Mr. Ledwell

March 24, 2008	Appointment of Mr. Bunyan

November 24, 2008	Resignation of Mr. Aronovitz; appointment of Mr. Spirtos

June 12, 2009	Resignation of Mr. Spirtos; appointment of Mr. Swad

The following table summarizes the cash and equity compensation earned by each member of the board of directors during the years ended January 31, 2008 and January 31, 2007 for service as a director.

		Fees Earned or	Stock		Option
	Year Ended	Paid in Cash	Awards		Awards	Total
Name	January 31,	($)(6)	($)(7)		($)(7)	($)
Alexander, Kobi(1),(9)	2007	—	—		—	—

Aronovitz, Avi(2), (9)	2008	—	—		—	—
	2007	—	—		54,532	54,532

Baker, Paul(9)	2008	—	—		9,837	9,837
	2007	—	—		65,970	65,970

Bodner, Dan	2008	—	—		—	—
	2007	—	—		—	—

Dahan, Andre(9)	2008	—	—			—

DeMarines, Victor	2008	178,375	256,577	(8)	—	434,952
	2007	97,616	—		47,419	145,035

Kreinberg, David(1)	2007	—	—		39	39

Ledwell, David(3)	2008	—	102,727	(8)	—	102,727
	2007	—	—		—	—

Minihan, Kenneth	2008	123,500	256,577	(8)	—	380,077
	2007	80,768	—		47,419	128,187

Myers, Larry	2008	194,500	256,577	(8)	—	451,077
	2007	92,517	—		65,346	157,863

Nissim, Igal(4)	2007	—	—		—	—

Robinson, Paul(5), (9)	2008	—	—		9,837	9,837
	2007	—	—		65,970	65,970

Safir, Howard	2008	140,000	256,577	(8)	—	396,577
	2007	76,321	—		47,419	123,740

Shah, Shefali(9)	2008	—	—		—	—

Sorin, William(1), (9)	2007	—	—		11,271	11,271

Wright, Lauren(9)	2008	—	—		—	—

(1)	Resigned from the board of directors on April 28, 2006.

(2)	Resigned from the board of directors on November 24, 2008.

(3)	Resigned from the board of directors on January 31, 2008.

(4)	Resigned from the board of directors on December 11, 2006.

(5)	Resigned from the board of directors on June 29, 2007.

(6)	Represents amount earned for board of directors service during the year indicated regardless of the year of payment.

(7)	Reflects the dollar amount recognized for financial statement reporting purposes for years ended January 31, 2008 and 2007 in accordance with SFAS No. 123(R). No new equity awards of any kind were made to our directors during the year ended January 31, 2007.

(8)	On July 2, 2007, each of Messrs. DeMarines, Minihan, Myers, and Safir received (i) an award of 5,000 shares of restricted stock in respect of board of directors service for the year ended January 31, 2008, vesting quarterly over 12 months and (ii) a fully-vested award of 5,000 shares of restricted stock in respect of board of directors service during the previous year (the year ended January 31, 2007). On July 2, 2007, Mr. Ledwell also received an award of 5,000 shares of restricted stock in respect of board of directors service for the year ended January 31, 2008, vesting quarterly over 12 months. These were the only equity awards made to our directors (for service as directors) in the year ended January 31, 2008. The fair value on the date of board of directors approval of each of these awards was $153,850 ($307,700 for the combination of the two awards received by Messrs. DeMarines, Minihan, Myers, and Safir) based on a closing price of our common stock of $30.77 on July 2, 2007.

(9)	Comverse-designated director.

The following table summarizes the aggregate number of unvested stock options and unvested shares of restricted stock held by each member of our board of directors (granted for service as a director) as of the end of the year ended January 31, 2008 and the year ended January 31, 2007, respectively.

		Unvested	Unvested
	Year Ended	Options	Stock Awards
Name	January 31,	(#)	(#)
Alexander, Kobi	2007	—	—
Aronovitz, Avi	2008	—	—
	2007	—	—
Baker, Paul	2008	—	—
	2007	750	—
Bodner, Dan	2008	—	—
	2007	—	—
Dahan, Andre	2008	—	—
DeMarines, Victor	2008	—	2,500
	2007	—	—
Kreinberg, David	2007	—	—
Ledwell, David	2008	—	3,500
	2007	—	2,000
Minihan, Kenneth	2008	—	2,500
	2007	—	—
Myers, Larry	2008	—	2,500
	2007	—	—
Nissim, Igal	2007	—	—
Robinson, Paul	2008	—	—
	2007	750	—
Safir, Howard	2008	—	2,500
	2007	—	—
Shah, Shefali	2008	—	—
Sorin, William	2007	—	—
Wright, Lauren	2008	—	—
We do not presently have any stock ownership guidelines in place for our directors, however, our insider trading policy prohibits all personnel (including directors) from short selling in our securities, from short-term trades in our securities (open market purchase and sale within three months), and from trading options in our securities. Due to our extended filing delay, other than limited dispositions to the company to cover tax liabilities in connection with vestings, none of our present directors has been able to sell any of our securities, including shares underlying equity awards, since January 2006.

Non-Independent Directors
Our non-independent directors, including Comverse designees and employee directors, do not currently receive any cash compensation for serving on the board of directors or any committee of the board of directors. As indicated on the table above, these directors may receive grants of stock options or restricted stock for their service on the board of directors, in the discretion of the board of directors. None of the Comverse designated directors received an equity grant in the year ended January 31, 2007 or the year ended January 31, 2008, however, in some cases, we continued to accrue expense from previous option grants during these periods. In the year ended January 31, 2006, Messrs. Aronovitz, Baker, Robinson, and Sorin each received options to purchase 3,000 shares of common stock, vesting quarterly over 12 months. In the year ended January 31, 2008, Mr. Ledwell received a grant of 5,000 shares of restricted stock, vesting quarterly over 12 months, in respect of his service on the board of directors. Mr. Ledwell had not previously been separately compensated for his service on the board of directors. Messrs. Bodner and Nissim have not been separately compensated for their service on the board of directors.
All directors (whether or not independent) are eligible to be reimbursed for their out-of-pocket expenses in attending meetings of the board of directors or board of directors committees.
Independent Directors
The board of directors is responsible for establishing independent director compensation arrangements based on recommendations from the compensation committee. These compensation arrangements are designed to provide competitive compensation necessary to attract and retain high quality independent directors. The compensation committee annually reviews the independent director compensation arrangements based on market studies and trends and from time to time engages its independent compensation consultant to prepare a customized peer group analysis. In recent years, the compensation committee and the board of directors have also placed special focus on the work load associated with our internal investigation and restatement in establishing independent director compensation arrangements.
Our independent directors receive both an annual cash retainer (paid quarterly) as well as per meeting fees for attendance of meetings of the board of directors and board of directors committees. Independent directors also receive an annual equity grant. As a result of the increased work load and time commitment associated with serving as a director during our extended filing delay period, in recent years, we have also introduced an annual fee for an independent director’s service as the board of directors or a committee chair, a special quarterly cash retainer (for the duration of our extended filing delay period), and a per diem fee for work done outside of board of directors and committee meetings.

The following table summarizes the compensation package for our independent directors from the year ended January 31, 2006 through January 31, 2008.

	Period
	(Through January 31, 2008)
Component of	Year ended	From and after	From and after
Compensation	January 31, 2006	August 1, 2006	November 1, 2007
Annual retainer ( per annum)	$15,000	$30,000	$50,000
Board meeting fee	$1,000	$1,500	$1,500
Committee meeting fee	$500	$750	$750
Annual equity grant	6,000 options (vesting quarterly over 12 months)	5,000 shares of restricted stock (vesting quarterly over 12 months)	5,000 shares of restricted stock (vesting annually for 12 months of service)
Special quarterly retainer (per quarter)	—	—	$10,000
Chairmanship fee (per annum)	—	—	Board	$25,000
			Audit	$20,000
			Compensation	$10,000
			Stock Option	$5,000
			Governance	$7,500
Per diem fee (for work outside meetings)	—	—	$2,500
Because the chairman of our board of directors is not presently an independent director, the Board chairmanship fee referred to in the table above is not currently being paid.
On March 19, 2009, the special quarterly retainer for Mr. Myers, Chairman of the Audit Committee, was increased to $20,000 per quarter for the duration of our extended filing delay period in recognition of his special role and added responsibilities in overseeing the completion of our restatement and audits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2010 (the “Reference Date”) by:
•	each person (or group within the meaning of Section 13(d)(3) of the Exchange Act) known by us to own beneficially 5% or more of our common stock;
•	each of our directors and named executive officers; and
•	all our directors and named executive officers as a group.
As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any equity security. A person is deemed to be the beneficial owner of securities that he or she has the right to acquire within 60 days from the Reference Date through the exercise of any option, warrant or right. Shares of our common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days (assuming the suspension of option exercises referred to in “Executive Compensation” under Item 11 is released) are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 32,529,594 shares of common stock outstanding as of the Reference Date and exclude 9,978,682 shares of common stock issuable to Comverse upon conversion of shares of preferred stock (if converted on the Reference Date).

Number of Shares Name of Beneficial Owner	Class	Beneficially Owned(1)		Percentage of Total Shares Outstanding

Principal Stockholders:
Comverse Technology, Inc. 909 Third Avenue New York, NY 10022	Common	18,589,023	(2)	57.1%

Comverse Technology, Inc. 909 Third Avenue New York, NY 10022	Series A Preferred	9,978,682		100	%(3)

Cadian Capital Management, LLC(4) 461 Fifth Avenue 24th Floor New York, NY 10017	Common	2,302,525		7.1%

Platinum Partners (5) 152 West 57th Street 54th Floor New York, NY 10019	Common	1,718,300		5.3%

Directors and Executive Officers:
Dan Bodner	Common	524,517	(6)	1.6%
Douglas E. Robinson	Common	82,911	(7)	*
Peter Fante	Common	101,229	(8)	*
Elan Moriah	Common	170,000	(9)	*
David Parcell	Common	58,165	(10)	*
Meir Sperling	Common	177,827	(11)	*
Paul D. Baker	Common	10,723	(12)	*
John Bunyan	Common	0	(13)	*
Andre Dahan	Common	0	(14)	*
Victor A. DeMarines	Common	31,000	(15)	*
Kenneth A. Minihan	Common	32,000	(16)	*
Larry Myers	Common	20,000	(17)	*
Howard Safir	Common	37,000	(18)	*
Shefali Shah	Common	0	(19)	*
Lauren Wright	Common	0	(20)	*
Stephen M. Swad	Common	0	(21)	*
All executive officers and directors as a group (sixteen persons)		1,245,372		3.7%
The table above does not include Igal Nissim who ceased serving as an executive officer during the year ended January 31, 2007. According to Mr. Nissim’s last Form 4 dated January 12, 2006, he owned 34,800 shares of our common stock and options to purchase 18,000 shares of our common stock.

*	Less than 1%

(1)	Unless otherwise indicated and except pursuant to applicable community property laws, to our knowledge, each person or entity listed in the table above has sole voting and investment power with respect to all shares listed as owned by such person or entity.

(2)	As the preferred stock is not currently convertible, assumes that the 9,978,682 shares currently underlying the preferred stock (if converted 60 days after the Reference Date) are not issued. If the preferred stock were converted to common stock 60 days after the Reference Date, then the percentage of beneficial ownership of Comverse would equal 67.2%. Please see “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities — Recent Sales of Unregistered Securities” under Item 5 and “Certain Relationships and Related Transactions, and Director Independence — Preferred Stock Financing” under Item 13 for a discussion of the conversion rights of the preferred stock.

(3)	Comverse is the sole holder of our preferred stock. See “Certain Relationships and Related Transactions, and Director Independence — Preferred Stock Financing” under Item 13 for details on the rights of the preferred stock.

(4)	As reported in the Schedule 13G filed with the SEC on January 15, 2010 by Cadian Capital Management, LLC (“CCM”) on behalf of itself and Eric Bannasch, CCM and Eric Bannasch have shared voting and dispositive power over all the shares.

(5)	As reported in the Schedule 13G/A filed with the SEC on February 11, 2010 by Platinum Partners Value Arbitrage Fund LP (“PPVAF”), Platinum Partners Legacy Feeder Ltd (“PPLF”) and Platinum Partners Liquid Opportunity Fund L.P. (“PPLOF”) (collectively, “Platinum Partners”), Platinum Partners expressly affirms their membership of a group and each has sole voting and dispositive power over the following shares: PPVAF — 401,153 shares; PPLF — 1,212,140 shares; and PPLOF — 105,007 shares.

(6)	Includes options to purchase 261,835 shares of common stock, which are currently exercisable. Includes 103,474 shares of restricted stock, which are fully vested. Also includes 159,208 restricted stock units, of which 115,458 are fully vested and of which 43,750 will vest within 60 days after the Reference Date but are currently subject to forfeiture. Mr. Bodner beneficially owns options to purchase 4,781 shares of Comverse common stock exercisable within 60 days after the Reference Date.

(7)	Consists of 82,911 restricted stock units, of which 64,114 are fully vested and of which 18,797 will vest within 60 days after the Reference Date but are currently subject to forfeiture.

(8)	Includes options to purchase 45,000 shares of common stock which are currently exercisable. Includes 6,235 shares of restricted stock, which are fully vested. Also includes 49,994 restricted stock units, of which 33,286 are fully vested and of which 16,708 will vest within 60 days after the Reference Date but are currently subject to forfeiture.

(9)	Includes options to purchase 91,088 shares of common stock, which are fully vested. Includes 16,718 shares of restricted stock, which are fully vested. Also includes 62,194 restricted stock units, of which 43,397 are fully vested and of which 18,797 will vest within 60 days after the Reference Date but are currently subject to forfeiture.

(10)	Includes options to purchase 41,196 shares of common stock which are currently exercisable. Includes 6,944 shares of restricted stock, which are fully vested. Also includes 10,025 restricted stock units that will vest within 60 days of the Reference Date but are currently subject to forfeiture. Excludes 34,777 restricted stock units that will vest immediately upon the earlier of finalization of an amendment to Mr. Parcell’s equity award agreements or satisfaction of certain compliance conditions as discussed in Item 11.

(11)	Includes options to purchase 99,892 shares of common stock, which are currently exercisable. Includes 20,000 shares of restricted stock, which are fully vested. Also includes 57,935 restricted stock units, of which 41,227 are fully vested and of which 16,708 will vest within 60 days after the Reference Date but are currently subject to forfeiture.

(12)	Includes options to purchase 10,223 shares of common stock which are currently exercisable and 500 shares of common stock held following the exercise of stock options. Mr. Baker beneficially owns 12,000 shares of Comverse common stock deliverable in settlement of vested deferred stock unit awards on the first date within calendar 2010 on which such shares are the subject of an effective registration statement on Form S-8 and no resale restrictions apply. Mr. Baker also beneficially owns options to purchase 81,250 shares of Comverse common stock exercisable within 60 days after the Reference Date. Mr. Baker is a senior executive at Comverse. He disclaims beneficial ownership of any of our securities held by Comverse.

(13)	Mr. Bunyan beneficially owns 66,000 shares of Comverse common stock deliverable in settlement of vested deferred stock unit awards on the first date within calendar 2010 on which such shares are the subject of an effective registration statement on Form S-8 and no resale restrictions apply. Mr. Bunyan is a senior executive at Comverse. He disclaims beneficial ownership of any of our securities held by Comverse.

(14)	Mr. Dahan beneficially owns 441,543 shares of Comverse common stock deliverable in settlement of vested deferred stock unit awards on the first date within calendar 2010 on which such shares are the subject of an effective registration statement on Form S-8 and no resale restrictions apply. Mr. Dahan is President, Chief Executive Officer, and a director of Comverse. He disclaims beneficial ownership of any of our securities held by Comverse.

(15)	Includes options to purchase 17,000 shares of common stock which are currently exercisable. Includes 14,000 shares of restricted stock, of which 9,000 are fully vested and of which 5,000 are unvested and subject to forfeiture.

(16)	Includes options to purchase 18,000 shares of common stock which are currently exercisable. Includes 14,000 shares of restricted stock, of which 9,000 are fully vested and of which 5,000 are unvested and subject to forfeiture.

(17)	Includes options to purchase 6,000 shares of common stock which are currently exercisable. Includes 14,000 shares of restricted stock, of which 9,000 are fully vested and of which 5,000 are unvested and subject to forfeiture.

(18)	Includes options to purchase 23,000 shares of common stock which are currently exercisable. Includes 14,000 shares of restricted stock, of which 9,000 are fully vested and of which 5,000 are unvested and subject to forfeiture.

(19)	Ms. Shah beneficially owns 34,667 shares of Comverse common stock deliverable in settlement of vested deferred stock unit awards on the first date within calendar 2010 on which such shares are the subject of an effective registration statement on Form S-8 and no resale restrictions apply. Ms. Shah is a senior executive at Comverse. She disclaims beneficial ownership of any of our securities held by Comverse.

(20)	Ms. Wright beneficially owns 45,001 shares of Comverse common stock deliverable in settlement of vested deferred stock unit awards on the first date within calendar 2010 on which such shares are the subject of an effective registration statement on Form S-8 and no resale restrictions apply. Ms. Wright is a senior executive at Comverse. She disclaims beneficial ownership of any of our securities held by Comverse.

(21)	Mr. Swad is a senior executive at Comverse. Mr. Swad does not beneficially own any shares of Comverse common stock or options to purchase shares of Comverse common stock and disclaims beneficial ownership of any of our securities held by Comverse.
Equity Compensation Plan Information
The following table sets forth certain information regarding our equity compensation plans as of January 31, 2008, after giving effect to our assumption on May 25, 2007 of the following in connection with our acquisition of Witness: (i) the Witness Amended and Restated Stock Incentive Plan, the Witness Broad Based Option Plan, and the Witness Non-Employee Director Stock Option Plan, (ii) all unvested awards previously issued under such plans as of May 25, 2007, and (iii) certain new-hire inducement grants made by Witness outside of its stockholder-approved equity plans prior to May 25, 2007. In accordance with applicable NASDAQ rules at the time, the Witness Broad Based Option Plan was not approved by shareholders. No awards were assumed by us under the Witness Broad Based Option Plan or the Witness Non-Employee Director Stock Option Plan in connection with our acquisition of Witness. Since the closing of the Witness acquisition, we have not made, and do not in the future expect to make, additional awards under the Witness Broad Based Option Plan or the Witness Non-Employee Director Stock Option Plan and these plans are therefore not included in column (c) in either of the tables below.

	(a)		(b)	(c)
				Number of Securities
				Remaining Available for
	Number of Securities		Weighted-Average	Future Issuance under
	to be Issued upon		Exercise Price of	Equity Compensation
	Exercise of		Outstanding Options,	Plans (Excluding
	Outstanding Options,		Warrants and	Securities Reflected in
Plan Category	Warrants and Rights		Rights(1)	Column (a))
Equity compensation plans approved by security holders	6,697,224	(2)	$21.89	4,489,138	(3)
Equity compensation plans not approved by security holders	158,573	(4)	$17.57	0

Total	6,855,797		$21.77	4,489,138	(5)
The following table sets forth certain information regarding our equity compensation plans as of February 28, 2010, after giving effect to (i) the assumption of the Witness plans and awards referred to above, (ii) grants subsequent to January 31, 2008, and (iii) the passage of the expiration date for making new awards under the Witness Amended and Restated Stock Incentive Plan on November 18, 2009. The following table does not include awards for an aggregate of 1,289,150 shares which were approved for grant by the stock option committee of our board of directors on March 4, 2009 and May 20, 2009 outside of our equity incentive plans. The vesting of these awards is contingent on stockholder approval of a new equity compensation plan or having additional share capacity under an existing stockholder-approved equity compensation plan.

	(a)		(b)	(c)
				Number of Securities
				Remaining Available for
	Number of Securities		Weighted-Average	Future Issuance under
	to be Issued upon		Exercise Price of	Equity Compensation
	Exercise of		Outstanding Options,	Plans (Excluding
	Outstanding Options,		Warrants and	Securities Reflected in
Plan Category	Warrants and Rights		Rights(1)	Column (a))
Equity compensation plans approved by security holders	6,753,781	(6)	$23.35	580,498
Equity compensation plans not approved by security holders	5,943	(4)	$19.53	0

Total	6,759,724		$23.34	580,498	(5)

(1)	The weighted-average price relates to outstanding stock options only (as of the applicable date). Other outstanding awards carry no exercise price and are therefore excluded from the weighted average price.

(2)	Consists of 5,576,094 stock options and 1,121,130 restricted stock units. Does not include 146,425 shares of restricted stock previously issued under our equity compensation plans.

(3)	The Witness Amended and Restated Stock Incentive Plan contains an evergreen provision pursuant to which the number of shares available under the plan may increase annually so that the total number of shares reserved will equal the sum of (a) the aggregate number of shares previously issued under the plan, (b) the aggregate number of shares subject to outstanding options granted under the plan, and (c) 10% of the number of shares outstanding on the last day of the preceding year. Notwithstanding the foregoing, the board of directors (or an authorized committee thereof), in its discretion, may authorize a smaller number of additional shares to be reserved under this plan. The maximum annual increase in the number of shares, however, shall not exceed 3,000,000 in any calendar year. No new awards are permitted to be made under this plan after November 18, 2009.

(4)	Consists solely of certain new-hire inducement grants made by Witness outside of its stockholder-approved equity plans prior to May 25, 2007.

(5)	Does not include 743,489 shares available for issuance pursuant to our Employee Stock Purchase Plan as of January 31, 2008 and as of February 28, 2010. The Witness Employee Stock Purchase Plan was terminated immediately prior to our acquisition of Witness and therefore was not assumed by us.

(6)	Consists of 4,667,328 stock options and 2,086,453 restricted stock units. Does not include 20,000 shares of restricted stock previously issued under our equity compensation plans.
For additional information about equity grants made subsequent to January 31, 2008, see “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities — Equity Grants” under Item 5.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The following summarizes various agreements in place between Verint and related parties, principally Comverse (our majority stockholder) and its affiliates.
Under our audit committee charter, all related-party transactions (other than director and officer compensation arrangements approved by the full board of directors or the compensation committee) must be approved in advance by the audit committee of our board of directors. Proposed related-party transactions are generally brought to the audit committee’s attention for consideration by our legal department based on its review of the requirements of Item 404 of Regulation S-K. Apart from the requirements of our audit committee charter, we have no other written policy or procedure regarding the approval of related-party transactions. The audit committee has reviewed and approved all of the agreements and transactions referred to in this section.
See “Directors, Executive Officers, and Corporate Governance” under Item 10 for a discussion of director independence.
Comverse Preferred Stock Financing Agreements
On May 25, 2007, in connection with our acquisition of Witness, we entered into a Securities Purchase Agreement with Comverse pursuant to which Comverse purchased, for cash, an aggregate of 293,000 shares of our preferred stock, at an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used, together with the proceeds of the $650.0 million term loan under our credit agreement and cash on hand, to finance the consideration for the acquisition.

The terms of the preferred stock are set forth in a Certificate of Designation, Preferences and Rights (the “Certificate of Designation”) approved by our board of directors in accordance with our Amended and Restated Certificate of Incorporation.
The preferred stock was issued at purchase price of $1,000 per share and ranks senior to our common stock. The preferred stock has an initial liquidation preference equal to the purchase price of the preferred stock, or $1,000 per share. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the company, the holders of the preferred stock will be entitled to receive, out of the assets available for distribution to our stockholders and before any distribution of assets is made on our common stock, an amount equal to the then-current liquidation preference plus accrued and unpaid dividends.
Cash dividends on the preferred stock are cumulative and are accrued quarterly at a specified dividend rate on the liquidation preference in effect at such time. Initially, the specified dividend rate was 4.25% per annum per share, however, in accordance with the terms of the Certificate of Designation, beginning with the first quarter after the initial interest rate on the term loan under our credit agreement had been reduced by 50 basis points or more (i.e., the quarter ended April 30, 2008), the dividend rate was reset to 3.875% per annum and is now fixed at this level. If we determine that we are prohibited from paying cash dividends on the preferred stock under the terms of our credit agreement or other debt instruments, we may elect to make such dividend payments in shares of our common stock, which common stock will be valued at 95% of the volume weighted-average price of our common stock for each of the five consecutive trading days ending on the second trading day immediately prior to the record date for such dividend.
The preferred stock does not have voting or conversion rights until the underlying shares of common stock are approved for issuance by a vote of holders of a majority of our common stock. Following receipt of stockholder approval for the issuance of the underlying common shares, each share of preferred stock will be entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock would be convertible at the Conversion Rate (as defined below) in effect on the date the preferred stock was issued to Comverse (the “Issue Date”). In addition, following receipt of stockholder approval for the issuance of the underlying shares, each share of preferred stock will be convertible at the option of the holder into a number of shares of our common stock equal to the liquidation preference then in effect divided by the conversion price then in effect, which was initially set at $32.66 (as adjusted from time to time, the “Conversion Rate”).
Subject to stockholder approval of the issuance of the common stock underlying the preferred stock as described above, at any time on or after the second anniversary of the Issue Date, we may force the conversion of all, but not less than all, of the preferred stock into common stock at our option, but only if the closing sale price of our common stock immediately prior to such conversion equals or exceeds the conversion price then in effect by: (i) 150%, if the conversion is on or after the second anniversary of the Issue Date but prior to the third anniversary of the Issue Date, (ii) 140%, if the conversion is on or after the third anniversary of the Issue Date but prior to the fourth anniversary of the Issue Date, or (iii) 135%, if the conversion is on or after the fourth anniversary of the Issue Date.

The terms of the preferred stock also provide that upon a fundamental change, as defined in the Certificate of Designation, the holders of the preferred stock will have the right to require us to repurchase the preferred stock for 100% of the liquidation preference then in effect. If we fail to repurchase the preferred stock as required upon a fundamental change, then the number of directors constituting the board of directors will be increased by two, and the holders of the preferred stock will have the right to elect two directors to fill such vacancies. Upon repurchase of the preferred stock subject to the fundamental change repurchase right, the holders of the preferred stock will no longer have the right to elect additional directors, the term of office of each additional director will terminate immediately upon such repurchase, and the number of directors will, without further action, be reduced by two. In addition, in the event of a fundamental change, the conversion rate will be increased to provide for additional shares of common stock issuable to the holders of the preferred stock upon conversion, based on a sliding scale depending on the acquisition price, as defined in the certificate of designation, ranging from zero to 3.7 additional shares of common stock for every share of preferred stock converted into common stock following a fundamental change.
Comverse has had the right to sell the preferred stock since November 25, 2007 in either private or public transactions. Pursuant to a registration rights agreement we entered into concurrently with the Securities Purchase Agreement (the “New Registration Rights Agreement”), commencing 180 days after we regain compliance with SEC reporting requirements, and provided that the underlying shares of our common stock have been approved for issuance by our common stockholders, Comverse will be entitled to two demands to require us to register (which may be underwritten registrations, upon Comverse’s request) the shares of common stock underlying the preferred stock (the “Conversion Shares”) for resale under the Securities Act. We are not, however, required to comply with a demand request if (a) any such request is within twelve months after the effective date of a prior demand registration, (b)(i) within the 90-day period preceding the request, we have effected (x) any registration other than an underwritten registration pursuant to which Comverse was entitled to participate without any limitation on its ability to include all of its registrable securities requested to be included therein or (y) an underwritten registration pursuant to which Comverse was entitled to participate and include between 25% to 50% of the registrable securities requested to be included therein, or (ii) within the 180-day period preceding such request, we have effected an underwritten registration pursuant to which Comverse was entitled to participate and include more than 50% of the registrable securities requested to be included therein, (c) a registration statement is effective at the time the request is made, pursuant to which Comverse can effect the disposition of its registrable securities in the manner requested, (d) the registrable securities requested to be registered (i) have an aggregate then-current market value of less than $100.0 million (before deducting any underwriting discounts and commission) or (ii) constitute less than all remaining registrable securities if less than $100.0 million of then-current market value of registrable securities are then outstanding; or (e) during the pendency of any blackout period (as defined in the New Registration Rights Agreement).

The New Registration Rights Agreement also gives Comverse unlimited piggyback registration rights on certain Securities Act registrations filed by us on our own behalf or on behalf of other stockholders.
We have agreed to pay all expenses that result from a registration under the New Registration Rights Agreement, other than underwriting commissions and taxes. We have also agreed to indemnify Comverse, its directors, officers and employees against liabilities that may result from its sale of Conversion Shares, including Securities Act liabilities.
Comverse may transfer its rights under the New Registration Rights Agreement to any transferee of the registrable securities that is an affiliate of Comverse or any other subsequent transferee; provided that in each case such affiliate or transferee becomes a party to the New Registration Rights Agreement by executing a joinder agreement agreeing to be bound by all of the terms and conditions of the New Registration Rights Agreement.
Comverse Original Registration Rights Agreement
Comverse’s rights under the New Registration Rights Agreement are in addition to its rights under a previous registration rights agreement we entered into with Comverse shortly before our IPO in 2002. This registration rights agreement (the “Original Registration Rights Agreement”) covers all shares of common stock then held by Comverse and any additional shares of common stock acquired by Comverse at a later date. Under the Original Registration Rights Agreement, Comverse is entitled to unlimited demand registrations of its shares on Form S-3. If we are not eligible to use Form S-3, Comverse is also entitled to one demand registration on Form S-1. Under the agreement, we are not required to comply with a demand request made by Comverse less than 90 days after the effective date of a prior demand request made under this registration rights agreement. We may also delay satisfying a demand request if (i) we are in the process of preparing a registration statement at the time the demand request is received which we intend to file within 90 days from the date of Comverse’s demand request or (ii) the board of directors determines in good faith that filing a registration statement in response to a demand request would either require us to publicly disclose information which would have a material adverse effect on us or would be seriously detrimental to us or our stockholders, or could interfere with, or would require us to accelerate public disclosure of, any material financing, acquisition, disposition, corporate reorganization or other material transaction involving us or our subsidiaries.
Like the New Registration Rights Agreement, the Original Registration Rights Agreement also provides that Comverse will have unlimited piggyback registration rights, that we will pay all expenses of a registration under the agreement (other than underwriting commissions and taxes), that we will indemnify Comverse and its affiliates from liabilities that may result from the sale of our stock under the agreement, and that Comverse may transfer its rights under the agreement to an affiliate or other subsequent transferee subject to the transferee signing a joinder to the agreement.

Other Agreements with Comverse
Federal Income Tax Sharing Agreement
We are party to a tax sharing agreement with Comverse which applies to periods prior to our IPO in which we were included in Comverse’s consolidated federal tax return. By virtue of its controlling ownership and this tax sharing agreement, Comverse effectively controls all of our tax decisions for periods ending prior to the completion of our IPO. Under the agreement, for periods during which we were included in Comverse’s consolidated tax return, we were required to pay Comverse an amount equal to the tax liability we would have owed, if any, had we filed a federal tax return on our own, as computed by Comverse in its reasonable discretion. Under the agreement, we were not entitled to receive any payments from Comverse in respect of, or to otherwise take advantage of, any loss resulting from the calculation of our separate tax liability. The tax sharing agreement also provided for certain payments in the event of adjustments to the group’s tax liability. The tax sharing agreement continues in effect until 60 days after the expiration of the applicable statute of limitations for the final year in which we were part of the Comverse consolidated group for tax purposes.
Business Opportunities Agreement
We are party to a business opportunities agreement with Comverse which addresses potential conflicts of interest between Comverse and us. This agreement allocates between Comverse and us opportunities to pursue transactions or matters that, absent such allocation, could constitute corporate opportunities of both companies. Under the agreement, each party is precluded from pursuing opportunities it may become aware of which are offered to an employee of the other party, even if such employee serves as a director of the other entity. For example, if one of the directors on our board designated by Comverse becomes aware of an opportunity that might be of interest to us, we cannot pursue that opportunity unless and until Comverse has failed to pursue it. The agreement also allocates to Comverse in the first instance a common interest opportunity which is offered to a person who is an employee of both Comverse and us or a director of both Comverse and us. We have also agreed to indemnify Comverse and its directors, officers, employees and agents against any liabilities as a result of any claim that any provision of the agreement, or the failure to offer any business opportunity to us, violates or breaches any duty that may be owed to us by Comverse or any such person. Unless earlier terminated by the parties, the agreement will remain in place until Comverse no longer holds 20% of our voting power and no one on our board of directors is a director or employee of Comverse.
We have in the past and may from time to time in the future enter into other agreements with Comverse or its subsidiaries. For example, in the past we have entered into certain intercompany services agreements with Comverse or its subsidiaries relating to shared computer services, insurance, and use of personnel, as well as a patent cross-license agreement involving a third party. We believe that the terms of any such agreements have been, and expect that in the future any such terms would be, no less favorable to us than those we could obtain from an unaffiliated third party. Other than as described elsewhere in this Item 13, we do not believe that any of these historical agreements are currently material to us or to Comverse.

Item 14. Principal Accounting Fees and Services
The audit committee of our board of directors is directly responsible for the appointment, oversight, and evaluation of our independent registered public accounting firm. In accordance with the audit committee’s charter, it must approve, in advance of the service, all audit and permissible non-audit services to be provided by our independent registered public accounting firm and establish policies and procedures for the engagement of the outside auditor to provide audit and permissible non-audit services. Our independent registered public accounting firm may not be retained to perform non-audit services specified in Section 10A (g) of the Exchange Act.
The audit committee appointed Deloitte & Touche LLP as our auditors for the years ended January 31, 2008, 2007, and 2006, and in accordance with established policy, our board of directors ratified those appointments. Deloitte & Touche LLP also were appointed as our auditors for the years ended January 31, 2005 and 2004. Deloitte & Touche LLP has advised the audit committee that they are independent accountants with respect to our company, within the meaning of standards established by the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Independence Standards Board and federal securities laws administered by the SEC.
In conjunction with our management, the audit committee regularly reviews the services and fees from its independent registered public accounting firm. Our audit committee has determined that the providing of certain non-audit services, as described below, is compatible with maintaining the independence of Deloitte & Touche LLP.
In addition to performing the audit of our consolidated financial statements, Deloitte & Touche LLP provided various other services during the years ended January 31, 2007, and 2006. Our audit committee has determined that these services did not impair Deloitte & Touche LLP’s independence from Verint.
The aggregate fees billed for years ended January 31, 2008, 2007, and 2006 for each of the following categories of services are as follows:

	For the Years Ended January 31,
(in thousands)	2008	2007	2006

Audit Fees (1)	$7,790	$1,553	$811
Audit-related fees (2)	8	—	—
Tax fees (3)	99	83	—
All other fees (4)	—	—	—

Total Fees	$7,897	$1,636	$811

The categories in the above table have the definitions assigned under Item 9 of Schedule 14A promulgated under the Exchange Act, and these categories include in particular the following components:
(1) “Audit fees” include fees for audit services principally related to the year-end examination and the quarterly reviews of our consolidated financial statements, consultation on matters that arise during a review or audit, review of SEC filings, audit services performed in connection with our acquisitions, and statutory audit fees.
(2) “Audit-related fees” include fees which are for assurance and related services other than those included in Audit fees.
(3) “Tax fees” include fees for tax compliance and advice.
(4) “All other fees” include fees for all other non-audit services.
By policy, all services (audit and non-audit) to be provided by the independent registered public accounting firm must be pre-approved by the audit committee. The committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report any pre-approval decisions to the audit committee at its next scheduled meeting.
As reflected in the table above, and as described in greater detail elsewhere in this report, we have incurred significant audit fees in connection with our investigation and restatement activities.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
Page(s)
(a)	Documents filed as part of this report.
(1) Financial Statements.
The consolidated financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page F-1.
(2) Financial Statement Schedules.
All financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the consolidated financial statements or notes thereto.
(3) Exhibits.
See (b) below.
(b)	Exhibits

Filed Herewith /
Incorporated by
Number	Description	Reference from
2.1	Asset Purchase Agreement between Verint Systems Ltd. and ECtel Ltd. dated as of February 9, 2004	Form 8-K filed on March 31, 2004
2.2	Merger Agreement and Plan of Reorganization by and among Witness Systems, Inc., Baron Acquisition Corporation, Blue Pumpkin Software, Inc., and, solely with respect to Article VIII and Article IX, Laurence R. Hootnick as Shareholder Agent and The U.S. Stock Transfer Corporation as Depository Agent dated December 16, 2004	Witness Systems, Inc. Form 8-K (Commission File No. 000-29335) filed on January 27, 2005
2.3	Agreement and Plan of Merger, dated as of February 11, 2007, among Verint Systems Inc., White Acquisition Corporation and Witness Systems, Inc.	Form 8-K filed on February 15, 2007
3.1	Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
3.2	Certificate of Designation, Preferences and Rights of the Series A Convertible Perpetual Preferred Stock	Form 8-K filed on May 30, 2007 8-K
3.3	Amended and Restated By-laws of Verint Systems Inc.	Filed herewith

Filed Herewith /
Incorporated by
Number	Description	Reference from
4.1	Specimen Common Stock certificate	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
4.2	Specimen Series A Convertible Perpetual Preferred Stock certificate	Filed herewith
4.3	Registration Rights Agreement by and among the Company, Nic. Christiansen Invest A/G and Ulrik Ortiz Rasmussen, dated as of September 2, 2004	Form S-3 (Commission File No. 333-120266) effective on December 17, 2004
4.4	Registration Rights Agreement, by and between the Company and Comverse Technology, Inc., dated May 25, 2007	Form 8-K filed on May 30, 2007
10.1	Form of Indemnification Agreement	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.2	Federal Income Tax Sharing Agreement, dated as of January 31, 2002, between Comverse and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.3	Business Opportunities Agreement dated as of March 19, 2002, between Comverse and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.4	Offer Letter, dated July 27, 2006, from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel (regarding final part of settlement payment) (English translation)	Filed herewith
10.5	Acceptance Letter, dated July 31, 2006, from Verint Systems Ltd. to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel (regarding final part of settlement payment) (English translation)	Filed herewith
10.6	Verint Systems Inc. 2002 Employee Stock Purchase Plan	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.7	Verint Systems Inc. Stock Incentive Compensation Plan (as amended through December 12, 2002)	Form 10-K filed on May 1, 2003
10.8	Amendment No. 1 to Verint Systems Inc. Stock Incentive Compensation Plan (dated December 23, 2008)	Filed herewith

Filed Herewith /
Incorporated by
Number	Description	Reference from
10.9	Amendment No. 2 to Verint Systems Inc. Stock Incentive Compensation Plan (dated March 4, 2009)	Filed herewith
10.10	Verint Systems Inc. 2004 Stock Incentive Compensation Plan, as amended and restated	Form 8-K filed on January 10, 2006
10.11	Amendment No. 1 to Verint Systems Inc. 2004 Stock Incentive Compensation Plan, as amended and restated (dated December 23, 2008)	Filed herewith
10.12	Witness Systems Amended and Restated Stock Incentive Plan	Witness Systems, Inc. Form 10-Q for the period ended June 30, 2005
10.13	Amendment No. 1 to Witness Systems Amended and Restated Stock Incentive Plan (dated May 29, 2001)	Witness Systems, Inc. Form 10-K filed on March 17, 2006
10.14	Amendment No. 2 to Witness Systems Amended and Restated Stock Incentive Plan (dated January 15, 2004)	Witness Systems, Inc. Form 10-K filed on March 15, 2004
10.15	Amendment No. 3 to Witness Systems Amended and Restated Stock Incentive Plan (dated December 6, 2007)	Filed herewith
10.16	Amendment No. 4 to Witness Systems Amended and Restated Stock Incentive Plan (dated December 23, 2008)	Filed herewith
10.17	Form of Stock Option Award Agreement*	Form 8-K filed on December 7, 2004
10.18	Form of Restricted Stock Award Agreement to a U.S. executive officer*	Form 8-K filed on January 10, 2006
10.19	Form of Restricted Stock Award Agreement to an Israeli executive officer*	Form 8-K filed on January 10, 2006
10.20	Form of Restricted Stock Award Agreement to an Independent Director, as amended*	Filed herewith
10.21	Form of Time-Based Restricted Stock Unit Award Agreement*	Filed herewith
10.22	Form of Performance-Based Restricted Stock Unit Award Agreement*	Filed herewith
10.23	Form of Time-Based Deferred Stock Award Agreement*	Filed herewith
10.24	Form of Performance-Based Deferred Stock Award Agreement*	Filed herewith
10.25	Form of Amendment to Time-Based and Performance-Based Equity Award Agreements	Filed herewith
10.26	Contribution Agreement, dated as of February 1, 2001, between Comverse and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002

Filed Herewith /
Incorporated by
Number	Description	Reference from
10.27	Stock Purchase Agreement, dated as of January 31, 2002, between Comverse, Inc. and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.28	Registration Rights Agreement, dated as of January 31, 2002, between Comverse and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.29	Stock Purchase Agreement, dated as of September 7, 2005, by and among Verint Systems Inc., MultiVision Holdings Limited, and MultiVision Intelligent Surveillance Limited	Form 10-Q/A filed on December 12, 2005
10.30	Securities Purchase Agreement, by and between the Company and Comverse Technology, Inc., dated May 25, 2007.	Form 8-K filed on May 30, 2007
10.31	Credit Agreement dated as of May 25, 2007 among the Company, as Borrower, the Lenders as parties thereto and Lehman Commercial Paper Inc., as Administrative Agent	Form 8-K filed on May 30, 2007
10.32	Employment Agreement, dated February 23, 2010, between Verint Systems Inc. and Dan Bodner*	Form 8-K filed on February 23, 2010
10.33	Employment Agreement, dated August 14, 2006, between Verint Systems Inc. and Douglas E. Robinson*	Filed herewith
10.34	Amendment No. 1, dated July 2, 2007, to Employment Agreement between Verint Systems and Douglas E. Robinson*	Filed herewith
10.35	Amendment No. 2, dated December 29, 2008, to Employment Agreement between Verint Systems Inc. and Douglas E. Robinson*	Filed herewith
10.36	Amended and Restated Employment Agreement, dated October 29, 2009, between Verint Systems Inc. and Elan Moriah*	Filed herewith
10.37	Employment Agreement, dated April 16, 2001, between Comverse Infosys UK Limited and David Parcell*	Filed herewith
10.38	Supplemental Employment Agreement, dated June 13, 2008, between Verint Systems UK Limited and David Parcell*	Filed herewith
10.39	Amended and Restated Employment Agreement, dated November 10, 2009, between Verint Systems Inc. and Peter Fante*	Filed herewith
10.40	Employment Offer Letter, dated August 30, 2000, between Comverse Infosys Ltd. and Meir Sperling*	Filed herewith
10.41	Manager’s Insurance Policy Letter between Comverse Infosys Ltd. and Meir Sperling* (English translation)	Filed herewith

Filed Herewith /
Incorporated by
Number	Description	Reference from
10.42	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan*	Filed herewith
10.43	2009 Executive Officer Retention Letter	Filed herewith
14.1	Verint Code of Conduct: Ethics Promote Excellence, revised and restated March 19, 2009	Form 8-K filed on March 24, 2009
21.1	Subsidiaries of the Company	Filed herewith
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350(1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350(1)	Filed herewith

(1) =	These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.
(c)	Financial Statement Schedules

None.

Item 15A.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Verint Systems Inc.
Melville, New York
We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2008, 2007, and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Verint Systems Inc. and subsidiaries as of January 31, 2008, 2007, and 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, certain opening balance sheet accounts as of January 31, 2005 have been restated.
As discussed in Note 1 to the consolidated financial statements, effective February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, and effective February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.
/s/ DELOITTE & TOUCHE LLP
New York, New York
March 16, 2010

Financial Statements
VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of January 31, 2008, 2007, and 2006

	As of January 31,
(in thousands, except share and per share data)	2008	2007	2006

Assets

Current Assets:
Cash and cash equivalents	$83,233	$49,325	$55,730
Restricted cash and bank time deposits	3,612	3,652	4,047
Short-term investments	—	127,453	167,922
Accounts receivable, net of allowance for doubtful accounts of $6.5 million, $2.6 million and $2.3 million, respectively	116,427	51,321	53,218
Inventories	19,525	20,922	18,840
Deferred cost of revenue	8,698	11,968	6,131
Deferred income taxes	30,991	33,306	27,252
Prepaid expenses and other current assets	31,565	20,621	22,562

Total current assets	294,051	318,568	355,702

Property and equipment, net	36,315	26,968	24,106
Goodwill	785,014	122,727	96,424
Intangible assets, net	249,542	17,213	20,931
Capitalized software development costs, net	10,272	9,762	10,241
Deferred cost of revenue	64,043	64,712	68,361
Deferred income taxes	12,686	24,595	25,563
Other assets	40,352	9,131	8,230

Total assets	$1,492,275	$593,676	$609,558

Liabilities, Preferred Stock and Stockholders’ Equity

Current Liabilities:
Accounts payable	$49,434	$35,107	$21,757
Accrued expenses and other liabilities	143,941	94,959	91,092
Deferred revenue	157,803	100,092	113,871
Deferred income taxes	1,021	1,202	1,013
Liabilities to affiliates	1,277	1,335	1,218
Income taxes payable	3,360	1,388	134

Total current liabilities	356,836	234,083	229,085

Long-term debt	610,000	1,058	1,325
Deferred income taxes	18,990	1,948	3,147
Deferred revenue	114,897	128,988	134,324
Other liabilities	68,591	29,995	22,045

Total liabilities	1,169,314	396,072	389,926

Preferred Stock — $0.001 par value; authorized 2,500,000 shares. Series A convertible preferred stock; 293,000 shares issued and outstanding; aggregate liquidation preference and redemption value of $301,681 at January 31, 2008.	293,663	—	—

Commitments and Contingencies

Stockholders’ Equity:
Common stock — $0.001 par value; authorized 120,000,000 shares. Issued 32,600,000, 32,547,000, and 32,524,000 shares, respectively; outstanding 32,526,000, 32,519,000, and 32,524,000 shares, respectively.	32	32	32
Additional paid-in capital	387,537	352,895	346,644
Treasury stock, at cost - 74,000 and 28,000 shares, respectively.	(2,094)	(936)	—
Unearned stock-based compensation	—	—	(13,119)
Accumulated deficit	(355,567)	(153,602)	(113,083)
Accumulated other comprehensive loss	(610)	(785)	(842)

Total stockholders’ equity	29,298	197,604	219,632

Total liabilities, preferred stock and stockholders’ equity	$1,492,275	$593,676	$609,558

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended January 31, 2008, 2007, and 2006

	For the Years Ended January 31,
(in thousands, except per share data)	2008	2007	2006

Revenue:
Product	$333,130	$251,584	$187,253
Service and support	201,413	117,194	91,501

Total revenue	534,543	368,778	278,754

Cost of revenue:
Product	121,627	116,274	88,996
Service and support	100,397	48,175	40,598
Amortization and impairment of acquired technology and backlog	8,018	7,664	5,017
Settlement with OCS	—	19,158	—

Total cost of revenue	230,042	191,271	134,611

Gross profit	304,501	177,507	144,143

Operating expenses:
Research and development, net	87,668	53,029	34,889
Selling, general and administrative	259,183	148,229	98,399
Amortization of other acquired intangible assets	19,668	3,164	1,337
In-process research and development	6,682	—	2,852
Impairments of goodwill and other acquired intangible assets	22,934	21,103	—
Integration, restructuring and other, net	22,996	(765)	2,554

Total operating expenses	419,131	224,760	140,031

Operating income (loss)	(114,630)	(47,253)	4,112

Other income (expense), net:
Interest income	5,443	8,835	8,503
Interest expense	(36,862)	(444)	(310)
Other expense, net	(23,767)	(595)	(198)

Total other income (expense), net	(55,186)	7,796	7,995

Income (loss) before income taxes and noncontrolling interest	(169,816)	(39,457)	12,107

Provision for income taxes	27,729	141	9,625
Noncontrolling interest in net income of joint venture	1,064	921	818

Net income (loss)	(198,609)	(40,519)	1,664

Dividends on preferred stock	(8,681)	—	—

Net income (loss) applicable to common shares	$(207,290)	$(40,519)	$1,664

Net income (loss) per share
Basic	$(6.43)	$(1.26)	$0.05

Diluted	$(6.43)	$(1.26)	$0.05

Weighted average common shares outstanding
Basic	32,222	32,156	31,781

Diluted	32,222	32,156	32,620

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the Years Ended January 31, 2008, 2007, and 2006

							Accumulated Other
	Common Stock					Retained	Comprehensive Income (Loss)
			Additional		Unearned	Earnings		Cumulative	Total
		Par	Paid-in	Treasury	Stock-based	(Accumulated	Unrealized	Translation	Stockholders’
(in thousands)	Shares	Value	Capital	Stock	Compensation	Deficit)	Gains (Losses)	Adjustment	Equity

Balances as of January 31, 2005 - as previously reported	31,578	$32	$282,364	$—	$(3,395)	$2,155	$(151)	$2,370	$283,375
Cumulative impact of restatement adjustments — see Note 2	—	—	39,576	—	—	(116,902)	(2)	(2,973)	(80,301)

Balances as of January 31, 2005 - as restated	31,578	32	321,940	—	(3,395)	(114,747)	(153)	(603)	203,074

Comprehensive income:
Net income	—	—	—	—	—	1,664	—	—	1,664
Unrealized gain on available for sale securities, net	—	—	—	—	—	—	6	—	6
Currency translation adjustment	—	—	—	—	—	—	—	(92)	(92)

Total comprehensive income	—	—	—	—	—	1,664	6	(92)	1,578
Exercise of stock options	591	—	7,979	—	—	—	—	—	7,979
Stock-based compensation expense	—	—	50	—	1,137	—	—	—	1,187
Common stock issued for stock awards	291	—	10,389	472	(10,861)	—	—	—	—
Purchases of treasury stock	(12)	—	—	(472)	—	—	—	—	(472)
Tax effects from stock award plans	—	—	4,074	—	—	—	—	—	4,074
Common stock issued for Employee Stock Purchase Plan	76	—	2,212	—	—	—	—	—	2,212

Balances as of January 31, 2006	32,524	32	346,644	—	(13,119)	(113,083)	(147)	(695)	219,632

Comprehensive loss:
Net loss	—	—	—	—	—	(40,519)	—	—	(40,519)
Unrealized gain on available for sale securities, net	—	—	—	—	—	—	135	—	135
Currency translation adjustment	—	—	—	—	—	—	—	(78)	(78)

Total comprehensive loss	—	—	—	—	—	(40,519)	135	(78)	(40,462)
Implementation of SFAS No. 123(R)	—	—	(13,119)	—	13,119	—	—	—	—
Exercise of stock options	23	—	382	—	—	—	—	—	382
Stock-based compensation expense	—	—	18,132	—	—	—	—	—	18,132
Forfeitures of restricted stock awards	(12)	—	395	(395)	—	—	—	—	—
Purchases of treasury stock	(16)	—	—	(541)	—	—	—	—	(541)
Tax effects from stock award plans	—	—	149	—	—	—	—	—	149
Other tax adjustments	—	—	312	—	—	—	—	—	312

Balances as of January 31, 2007	32,519	32	352,895	(936)	—	(153,602)	(12)	(773)	197,604

Comprehensive loss:
Net loss	—	—	—	—	—	(198,609)	—	—	(198,609)
Unrealized gain on available for sale securities, net	—	—	—	—	—	—	12	—	12
Currency translation adjustment	—	—	—	—	—	—	—	163	163

Total comprehensive loss	—	—	—	—	—	(198,609)	12	163	(198,434)
Cumulative effect of the adoption of FIN 48	—	—	(1,674)	—	—	(3,356)	—	—	(5,030)
Stock-based compensation expense	—	—	31,013	—	—	—	—	—	31,013
Stock options issued in business acquisition	—	—	4,717	—	—	—	—	—	4,717
Common stock issued for stock awards	53	—	—	—	—	—	—	—	—
Forfeitures of restricted stock awards	(33)	—	792	(792)	—	—	—	—	—
Purchases of treasury stock	(13)	—	—	(366)	—	—	—	—	(366)
Tax effects from stock award plans	—	—	(206)	—	—	—	—	—	(206)

Balances as of January 31, 2008	32,526	$32	$387,537	$(2,094)	$—	$(355,567)	$—	$(610)	$29,298

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended January 31, 2008, 2007, and 2006

	For the Years Ended January 31,
(in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(198,609)	$(40,519)	$1,664
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46,791	20,873	17,736
Provision for doubtful accounts	3,380	495	684
Impairments of assets	28,083	25,036	—
In-process research and development	6,682	—	2,852
Stock-based compensation	31,013	18,132	1,187
Provision for deferred income taxes	19,992	(6,222)	4,864
Excess tax benefits from stock-based compensation	—	(107)	—
Non-cash losses on derivative financial instruments	22,267	—	—
Other non-cash items, net	2,631	2,406	1,104
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(20,184)	7,067	(11,889)
Inventories	1,005	(1,936)	(1,251)
Deferred cost of revenue	5,613	(740)	(7,737)
Accounts payable and accrued expenses	8,480	6,105	23,236
Deferred revenue	25,130	(23,666)	24,521
Prepaid expenses and other assets	14,040	(2,731)	(5,600)
Other liabilities	4,697	5,381	7,813
Other, net	(1,310)	(475)	(911)

Net cash provided by (used in) operating activities	(299)	9,099	58,273

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	(953,154)	(42,473)	(63,201)
Purchases of property and equipment	(14,247)	(11,166)	(10,857)
Cash paid for capitalized software development costs	(4,624)	(4,492)	(4,758)
Purchases of investments	(208,000)	(1,347,100)	(1,308,411)
Sales and maturities of investments	328,465	1,388,684	1,334,809
Other investing activities	(173)	1,461	(3,601)

Net cash used in investing activities	(851,733)	(15,086)	(56,019)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	293,000	—	—
Proceeds from issuance of long-term debt	650,000	—	—
Payment of debt issuance costs	(13,606)	—	—
Exercises of stock options and employee stock purchase plan	—	382	10,191
Repayments of long-term debt	(42,496)	(424)	(726)
Excess tax benefits from stock-based compensation	—	107	—
Other financing activities	(1,881)	(1,154)	(472)

Net cash provided by (used in) financing activities	885,017	(1,089)	8,993

Effect of exchange rate changes on cash and cash equivalents	923	671	(440)

Net increase (decrease) in cash and cash equivalents	33,908	(6,405)	10,807
Cash and cash equivalents, beginning of period	49,325	55,730	44,923

Cash and cash equivalents, end of period	$83,233	$49,325	$55,730

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,680	$150	$135

Cash paid for income taxes	$4,113	$3,323	$4,189

Non-cash investing transactions:
Fair value of stock options exchanged in connection with business combinations	$4,717	$—	$—

Accrued but unpaid purchases of property and equipment	$1,466	$1,878	$2,122

Inventory transfers to property and equipment	$795	$947	$1,484

Business combination consideration earned, but paid in subsequent periods	$1,796	$8,152	$1,936

Acquisition of license, paid for in subsequent periods	$—	$—	$2,856

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Description of Business
Unless the context otherwise requires, the terms “Verint”, “we”, “us”, and “our” in these notes to consolidated financial statements refer to Verint Systems Inc. and its consolidated subsidiaries.
Verint® Systems Inc. is a leading global provider of Actionable Intelligence® solutions and value-added services designed to help organizations make timely and effective decisions. Our solutions are used to capture, distill, and analyze complex and underused information sources, such as voice, video, and unstructured text. In the enterprise market, our workforce optimization solutions help organizations enhance customer service operations in contact centers, branches, and back-office environments to increase customer satisfaction, reduce operating costs, identify revenue opportunities, and improve profitability. In the security intelligence market, our video intelligence, public safety, and communications intelligence and investigative solutions are used by government and commercial organizations in their efforts to protect people, property, and infrastructure.
Basis of Presentation
We are a majority-owned subsidiary of Comverse Technology, Inc. (“Comverse”). Comverse historically provided certain corporate and administrative services to us in the past. However, during the three years ended January 31, 2008, Comverse no longer provided material levels of such services.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Verint Systems Inc., our wholly-owned subsidiaries and a joint venture in which we hold a 50% equity interest. This joint venture is a variable interest entity in which we are the primary beneficiary. Our investment in this joint venture, which functions as a systems integrator for Asian markets, is not material to our consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. We reflect the noncontrolling interest in net income (loss) of the joint venture in the consolidated statements of operations, and the noncontrolling interest in the joint venture is recorded in other liabilities on the consolidated balance sheet. We have included the results of operations of acquired companies from the date of acquisition.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires our management to make estimates and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of interest-bearing money market accounts and other highly liquid investments with an original maturity of three months or less when purchased.
Restricted Cash and Bank Time Deposits
Restricted cash and restricted bank time deposits are pledged as collateral or otherwise restricted as to use for vendor payables, general liability insurance, workers’ compensation insurance, and warranty programs. Restricted bank time deposits generally consist of certificates of deposit with original maturities of between 90 and 360 days.
Investments
Investments generally consist of marketable debt securities of corporations, the U.S. government and agencies of the U.S. government. Through January 31, 2008, we also periodically invested in auction rate securities. Effective in the year ended January 31, 2009, we no longer invest in auction rate securities as a matter of policy.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, we determine the appropriate classification of debt securities at the time of purchase and reevaluate such designations as of each balance sheet date. Our investments in marketable securities, all of which are classified as available-for-sale, are stated at fair value based on market quotes. Investments with stated maturities beyond one year are classified as short-term if the securities are highly marketable and readily convertible into cash for current operations. Unrealized gains and losses, net of deferred taxes, are recorded as a component of accumulated other comprehensive income in stockholders’ equity. We recognize realized gains and losses upon sale of short-term investments, and declines in value deemed to be other than temporary, using the specific identification method. Interest on short-term investments is recognized within income when earned.
We periodically review our investments for indications of possible impairment in value. Factors considered in determining whether a loss is other than temporary include the length of time and extent to which fair value has been below the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Upon sale, the cumulative unrealized gain or loss associated with the sold security that was previously recorded in accumulated other comprehensive income (loss) is reclassified into the consolidated statement of operations as a realized gain (loss), which is included in interest and other income, net.

Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, bank time deposits, short-term investments, and trade accounts receivable. We invest our cash in bank accounts, certificates of deposit, and money market accounts with major financial institutions, in U.S. Treasury and agency obligations, and in debt securities of corporations. By policy, we seek to limit credit exposure on investments through diversification and by restricting our investments to highly-rated securities.
We grant credit terms to our customers in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion across different geographic areas.
Fair Value of Financial Instruments
Our financial instruments consist principally of cash and cash equivalents, bank time deposits, short-term investments, derivative instruments, accounts receivable, accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, bank time deposits, accounts receivable, and accounts payable approximates fair value because of their nature and short period of time to maturity or payment. The fair value of short-term investments, derivative instruments, and long-term debt is determined using quoted market prices for those securities or similar financial instruments.
Accounts Receivable, Net
Accounts receivable are recorded at the invoiced amount and are not interest-bearing, subject to the following:
The application of our revenue recognition policies sometimes results in circumstances for which we are unable to recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. For consolidated balance sheet presentation purposes, we do not recognize the deferred revenue or the related account receivable and no amounts appear in our consolidated balance sheets for such transactions. Only to the extent that we have received cash for a given deferred revenue transaction is the amount included in the deferred revenue recorded on the consolidated balance sheets.
Allowance for Doubtful Accounts
We estimate the collectability of our accounts receivable balances each accounting period and adjust our allowance for doubtful accounts accordingly. We exercise a considerable amount of judgment in assessing the collectability of accounts receivable, including consideration of the creditworthiness of each customer, their collection history and the related aging of past due receivables balances. We evaluate specific accounts when we learn that a customer may be experiencing a deterioration of its financial condition due to lower credit ratings, bankruptcy, or other factors that may affect its ability to render payment.

The following table summarizes the activity in our allowance for doubtful accounts for the years ended January 31, 2008, 2007, and 2006:

	For the Years Ended January 31,
(in thousands)	2008	2007	2006
Balance at beginning of year	$2,630	$2,304	$2,571
Provisions charged to expense	3,366	425	348
Amounts written-off	(251)	(294)	(583)
Other (1)	745	195	(32)

Balance at end of year	$6,490	$2,630	$2,304

(1)	Includes balances from acquisitions and changes in balances due to foreign currency exchange rates.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method of inventory accounting. The valuation of our inventories requires us to make estimates regarding excess or obsolete inventories, including making estimates of the future demand for our products. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand, price, or technological developments could have a significant impact on the value of our inventory and reported operating results. Charges for excess and obsolete inventories are included within cost of revenue.
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method based over the estimated useful lives of the assets. We depreciate our property and equipment, other than buildings and leasehold improvements, over periods ranging from three to ten years. Buildings are depreciated over periods ranging from twenty-five to thirty years. Furniture and fixtures are depreciated over periods ranging from three to ten years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.
The cost of maintenance and repairs of property and equipment is charged to operations as incurred. When assets are retired or disposed of, the cost and accumulated depreciation or amortization thereon are removed from the consolidated balance sheet and any resulting gain or loss is recognized in the consolidated statement of operations.

Goodwill, Other Acquired Intangible Assets, and Long-lived Assets
We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value. Other acquired intangible assets include identifiable acquired technologies, trade names, customer relationships, distribution networks, sales backlogs, and non-competition agreements. We amortize the cost of finite-lived identifiable intangible assets on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are expected to be realized, over periods of ten years or less.
We regularly perform reviews to determine if the carrying values of our goodwill and other intangible assets are impaired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we review goodwill for impairment in value at least annually on November 1, or more frequently if an event occurs indicating the potential for impairment. As of January 31, 2008, 2007 and 2006, we had no indefinite-lived intangible assets other than goodwill. To test for potential impairment, we first perform an assessment of the fair value of our reporting units. We utilize three primary approaches to determine fair value: (i) an income-based approach, using projected discounted cash flows, (ii) a market-based approach using multiples of comparable companies, and (iii) a transaction-based approach using multiples for recent acquisitions of similar businesses made in the marketplace.
Our estimate of fair value of each reporting unit is based on a number of subjective factors, including: (a) appropriate weighting of valuation approaches (income approach, comparable public company approach and comparable transaction approach), (b) estimates of our future cost structure, (c) discount rates for our estimated cash flows, (d) selection of peer group companies for the public company and the market transaction approaches, (e) required level of working capital, (f) assumed terminal value, and (g) time horizon of cash flow forecasts.
The fair value of each reporting unit is compared to its carrying value to determine whether there is an indication of impairment in value. If an indication of impairment exists, we perform a second analysis to measure the amount of impairment, if any. During the years ended January 31, 2008 and 2007 we recorded non-cash charges to recognize impairments of goodwill of $20.6 million and $20.3 million, respectively.
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), we review intangible assets that have finite useful lives and other long-lived assets when an event occurs indicating the potential for impairment. If any indicators are present, we perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the assets in question to their carrying amounts. If the undiscounted cash flows used in the test for recoverability are less than the long-lived assets carrying amount, we determine the fair value of the long-lived asset and recognize an impairment loss if the carrying amount of the long-lived asset exceeds its fair value.
During the years ended January 31, 2008 and 2007, we recorded non-cash charges to recognize impairments of long-lived intangible assets other than goodwill of $2.7 million and $4.5 million, respectively.
Further discussion of these impairment charges appears in Note 6, “Intangible Assets and Goodwill”. Impairment charges related to operating expenses are included in impairments of goodwill and other acquired intangible assets, and impairment charges related to cost of revenue are included in amortization and impairment of acquired technology and backlog on the accompanying consolidated statements of operations.

Derivative Financial Instruments
As part of our risk management strategy we use derivative financial instruments including forward contracts and interest rate swap agreements to hedge against certain foreign currency and interest rate exposures. Our intent is to offset gains and losses that occur from the underlying exposure with gains and losses on the derivative contracts used to offset them. As a matter of our company policy, we do not enter into speculative positions with derivative instruments. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) the criteria we use for designating a derivative as a hedge include contemporaneous documentation of the instrument’s effectiveness in risk reduction and direct matching of the financial instrument to the underlying transaction. We record all derivatives in other assets or other liabilities on our consolidated balance sheets at their fair values. Gains and losses from the changes in values of these derivatives are accounted for based on the use of the derivative and whether it qualifies for hedge accounting.
For the years ended January 31, 2008, 2007, and 2006, none of our derivative instruments are being accounted for using hedge accounting and accordingly, all derivatives are marked-to-market at the end of each accounting period, with changes in fair value whether realized or unrealized, recognized in current period earnings within other income (expense), net. See Note 14, “Derivative Financial Instruments” for a full description of our hedging activities and related accounting policies.
Long-term Debt
We capitalize debt issuance costs incurred in connection with our long-term borrowings and credit facilities. We amortize these costs as an adjustment to interest expense over the contractual life of the associated long-term borrowing or credit facility using the effective interest method for long-term borrowings and the straight-line method for revolving credit facilities. When unscheduled principal payments are made, we adjust the amortization of our deferred debt issuance costs to reflect the expected remaining terms of the borrowing.
Segment Reporting
We have three operating segments, which are also our reportable segments, Enterprise Workforce Optimization Solutions (“Workforce Optimization”), Video Intelligence Solutions (“Video Intelligence”), Communications Intelligence and Investigative Solutions (“Communications Intelligence”). We determine our reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Our Chief Executive Officer is our chief operating decision maker, who utilizes segment revenues and segment contribution as the primary basis for assessing financial results of segments and for the allocation of resources. See Note 18, “Segment, Geographic and Significant Customer Information”, for a full description of our segments and related accounting policies.

Revenue Recognition
We derive and report our revenue in two categories: (i) product revenue, including hardware and software products, and (ii) service and support revenue, including revenue from installation services, post-contract customer support (“PCS”), project management, hosting services, and training services.
Our revenue recognition policy is a critical component of determining our operating results and is based on a complex set of accounting rules that require us to make significant judgments and estimates. Our customer arrangements typically include several elements including products, services, and support. Revenue recognition for a particular arrangement is dependent upon such factors as the level of customization within the solution and the contractual delivery, acceptance, payment, and support terms with the customer. Significant judgment is required to conclude whether collectability of fees is considered probable and whether fees are fixed and determinable. In addition, our multiple element arrangements must be carefully reviewed to determine whether the fair value of each element can be established, which is a critical factor in determining the timing of the arrangement’s revenue recognition.
For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when we have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable, collectability is probable, and all pertinent criteria are met as required by the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions, and EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (in the aggregate also known as “SOP 97-2”).
The majority of our software license arrangements contain multiple elements including software, hardware, PCS, and professional services such as installation, consulting, and training. We allocate revenue to the delivered elements of the arrangement using the residual method, whereby revenue is allocated to the undelivered elements based on vendor specific objective evidence of fair value (“VSOE”) of the undelivered elements as prescribed in SOP 97-2 with the remaining arrangement fee allocated to the delivered elements and recognized as revenue assuming all other revenue recognition criteria are met. If we are unable to establish VSOE for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered. However, if the only undelivered element is PCS, we recognize the arrangement fee ratably over the PCS period.
For multiple element arrangements for which we are unable to establish VSOE of one or more elements, and where such arrangements are recognized ratably, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement’s revenue into product revenue and service revenue for purposes of financial reporting. For these arrangements, we review our VSOE for training, installation, and PCS services from similar transactions, stand-alone services arrangements and prepare comparisons to peers, in order to determine reasonable and consistent approximations of fair values of service revenue for statement of operations classification purposes. The remaining amount is allocated to product revenue.

Our policy for establishing VSOE of fair value for installation, consulting, and training is based upon an analysis of separate sales of services, which are then compared with the fees charged when the same elements are included in a multiple element arrangement.
PCS revenues are derived from providing technical software support services and unspecified software updates and upgrades to customers on a when and if available basis. PCS revenue is recognized ratably over the term of the maintenance period, which in most cases is one year. When PCS is included within a multiple element arrangement, we utilize either the substantive renewal rate approach or the bell-shaped curve approach to establish VSOE of fair value for the PCS, depending upon the business operating segment, geographical region, or product line.
Under the bell-shaped curve approach of establishing VSOE, we perform a VSOE compliance test to ensure that a substantial majority of our actual PCS renewals are within a narrow range of pricing.
Under the substantive renewal rate approach, we believe it is necessary to evaluate whether both the support renewal rate and term are substantive, and whether the renewal rate is being consistently applied to subsequent renewals for a particular customer. We establish VSOE under this approach through analyzing the renewal rate stated in the customer agreement and determining whether that rate is above the minimum substantive VSOE renewal rate established for that particular PCS offering. The minimum substantive VSOE rate is determined based upon an analysis of renewal rates associated with historical PCS contracts. For contracts that do not contain a stated renewal rate, revenue associated with the entire bundled arrangement is recognized ratably over the PCS term. Contracts that have a renewal rate below the minimum substantive VSOE rate are deemed to contain a more than insignificant discount element, for which VSOE cannot be established. We recognize aggregate contractual revenue for these arrangements over the period that the customer is entitled to renew their PCS at the discounted rate, but not to exceed the estimated economic life of the product. We evaluate many factors in determining the estimated economic life of our products, including the support period of the product, technological obsolescence, and the customers’ expectations. We have concluded that our software products have estimated economic lives ranging from five to seven years.
For certain of our products, we do not have an explicit obligation to provide PCS but as a matter of business practice have provided implied PCS. The implied PCS is accounted for as a separate element for which VSOE does not exist. Arrangements that contain implied PCS are recognized over the period the implied PCS is provided, but not to exceed the estimated economic life of the product.
For shipment of products which include embedded firmware that has been deemed incidental, we recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”) and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). EITF No. 00-21 addresses the accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. Under the terms of SAB No. 104, revenue is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability of the fee is reasonably assured. For shipments of hardware products, delivery is considered to have occurred upon shipment, provided that the risks of loss, and title in certain jurisdictions, have been transferred to the customer.

Some of our arrangements require significant customization of the product to meet the particular requirements of the customer. For these arrangements, revenue is recognized in accordance with Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts, and the relevant guidance contained within SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), typically using the percentage-of-completion (“POC”) method. Under the POC method, revenue recognition is generally based upon the ratio of hours incurred to date to the total estimated hours required to complete the contract. Profit estimates on long-term contracts are revised periodically based on changes in circumstances, and any losses on contracts are recognized in the period that such losses become evident. If the range of profitability cannot be estimated, but some level of profit is assured, revenue is recognized to the extent of costs incurred, until such time that the project’s profitability can be estimated or the services have been completed. In addition, if VSOE does not exist for the contract’s PCS element but some level of profitability is assured, revenue is recognized to the extent of costs incurred. Once the services are completed, the remaining portion of the arrangement fee is recognized ratably over the remaining PCS period. In the event some level of profitability on a contract cannot be assured, the completed-contract method of revenue recognition is applied.
In certain of our arrangements accounted for under SOP 81-1, the fee is contingent on the return on investment our customers receive from such services. Revenue from these arrangements is recognized under the completed contract method of accounting when the contingency is resolved and collectability is assured, which in most cases is upon final receipt of payment.
If an arrangement includes customer acceptance criteria, revenue is not recognized until we can objectively demonstrate that the software or services meet the acceptance criteria, or the acceptance period lapses, whichever occurs earlier.
We record provisions for estimated product returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, in the same period in which the associated revenue is recognized. We base these estimates of product returns upon historical levels of sales returns and other known factors. Actual product returns could be different from our estimates and current or future provisions for product returns may differ from historical provisions. Concessions granted to customers are recorded as reductions to revenue in the period in which they were granted. The vast majority of our contracts are successfully completed, and concessions granted to customers are minimal in both dollar value and frequency.
Product revenue derived from shipments to resellers and original equipment manufacturers (“OEMs”) who purchase our products for resale are generally recognized when such products are shipped (on a “sell-in” basis). We have historically experienced insignificant product returns from resellers and OEMs, and our payment terms for these customers are similar to those granted to our end-users. If a reseller or OEM develops a pattern of payment delinquency, or seeks payment terms longer than generally accepted, we defer the recognition of revenue until the receipt of cash. Our arrangements with resellers and OEMs are periodically reviewed as our business and products change.
We follow EITF Issue No. 99-19, Reporting Revenue Gross as Principal versus Net as an Agent. Generally, we record revenue at gross and record costs related to a sale in cost of revenue. In those cases where we are not the primary obligor and/or do not bear credit risk, or where we earn a fixed transactional fee, revenue is recorded under the net method based on the net amount retained by us.

Reimbursements for out-of-pocket expenses are reported as revenue in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. Shipping and handling fees and expenses that are billed to customers are recognized in revenue and the costs associated with such fees and expenses are recorded in cost of revenues in accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Historically, these fees and expenses have not been material. Taxes collected from customers and remitted to governmental authorities are excluded from revenue.
For information regarding the correction of errors in previously reported financial statements with respect to recognition of revenue related to certain contracts, including errors related to the improper determination of VSOE, please see Note 2, “Corrections of Errors in Previously Issued Consolidated Financial Statements”.
Cost of Revenue
Our cost of revenue includes costs of materials, compensation and benefit costs for operations and service personnel, subcontractor costs, royalties and license fees, depreciation of equipment used in operations and service, amortization of capitalized software development costs and certain purchased intangible assets, and related overhead costs.
Where revenue is recognized over multiple periods in accordance with our revenue recognition policies, we have made an accounting policy election whereby cost of product revenue, including hardware and third-party software license fees are capitalized and recognized in the same period that product revenue is recognized, while installation and other service costs are generally expensed as incurred, except for certain contracts that are accounted for using contract accounting principles. Deferred costs of revenue are classified in their entirety as current or long-term assets based on whether the related revenue will be recognized within twelve months of the origination date of the arrangement.
For certain contracts accounted for using contract accounting principles, revisions in estimates of costs and profits are reflected in the accounting period in which the facts that require the revision become known, if such facts become known subsequent to the issuance of the consolidated financial statements. If such facts become known before the issuance of the financial statements, the requisite revisions in estimates of costs and profits are reflected in these financial statements. At the time a loss on a contract becomes evident, the entire amount of the estimated loss is accrued. Related contract costs include all direct material and labor costs and those indirect costs related to contract performance.
Customer acquisition and origination costs, including sales commissions, are recorded in selling general and administrative expenses. These costs are expensed as incurred, with the exception of certain sales referral fees in our Communication Intelligence business which are capitalized and amortized ratably over the revenue recognition period.
On July 31, 2006, we entered into a settlement agreement with the OCS, pursuant to which we exited a royalty-bearing program and the OCS agreed to accept a lump sum payment of approximately $36.0 million. Prior to the settlement, we had accrued approximately $16.8 million of royalties and related interest due under the original terms of the program through charges to cost of revenue in the corresponding periods of the related revenue, net of previous royalty payments. We recorded a charge of approximately $19.2 million to cost of revenue in the second quarter of the year ended January 31, 2007 for the remaining amount of the lump sum settlement in excess of amounts previously accrued under the program. Payments agreed to under the OCS settlement were completed immediately following the execution of the settlement agreement. Beginning in calendar year 2006, we entered into a new program with the OCS under which we are no longer required to pay royalties to the OCS.

Research and Development, net
With the exception of certain software development costs, all research and development costs are expensed as incurred, and consist primarily of personnel and consulting costs, travel, depreciation of research and development equipment, and related overhead and other costs associated with research and development activities.
We receive non-refundable grants from the Israel Office of the Chief Scientist (“OCS”) that fund a portion of our research and development expenditures. Prior to arrangements that were made early in calendar year 2006, subject to a settlement completed in July 2006, we entered into royalty-bearing arrangements with the OCS, wherein royalties were payable only in the event the projects receiving such grants were successfully commercialized and generated revenue. Royalties, are recorded as part of our cost of revenue when due. Beginning in calendar year 2006, we only enter into non royalty-bearing arrangements with the OCS which do not require us to pay royalties. Funds received from the OCS are recorded as a reduction to research and development expense.
Software Development Costs
Software development costs incurred subsequent to establishing technological feasibility, and continuing through general release of the software products, are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Amortization of capitalized costs begins in the period in which the related product is available for general release to customers and is recorded on a straight-line basis, which approximates the pattern in which the economic benefits of the capitalized costs are expected to be realized, over the useful lives of the related software products, generally four years.
Income Taxes
We account for income taxes using a balance sheet approach in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under this approach, deferred taxes are recorded for the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial statement and tax bases of our assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. The effects of future changes in income tax laws or rates are not anticipated.
We are subject to income taxes in the United States and numerous foreign jurisdictions. The calculation of our tax provision involves the application of complex tax laws and requires significant judgment and estimates.

We evaluate the realizability of our deferred tax assets for each jurisdiction in which we operate at each reporting date. SFAS No. 109 requires a valuation allowance to be established when it is more likely than not that all or a portion of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the same character and in the same jurisdiction. We consider all available positive and negative evidence in making this assessment, including but not limited to, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. In circumstances where there is sufficient negative evidence indicating that our deferred tax assets are not more-likely-than-not realizable, we establish a valuation allowance.
On February 1, 2007, we implemented the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether, based solely on their technical merits, they are more-likely-than-not sustainable upon examination and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position as the largest amount that we believe is more-likely-than-not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements, determined by applying the prescribed methodologies of FIN 48, represent our unrecognized income tax benefits, which we either record as a liability or as a reduction of the deferred tax asset for net operating loss carryovers. This interpretation also provides guidance on de-recognition, financial statement classification, interest and penalties, accounting in interim periods, disclosure and transition. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense.
Functional Currency and Foreign Currency Transaction Gains and Losses
The functional currency for each of our foreign subsidiaries is the respective local currency with the exception of our subsidiaries in Israel and Canada, whose functional currencies are the U.S. Dollar (“dollar”). Most of our revenue and materials purchased from suppliers are denominated in or linked to the dollar. Transactions denominated in currencies other than the dollar (primarily compensation and benefits costs of foreign operations) are converted to the dollar on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within other income (expense), net in the consolidated statements of operations.
In those limited instances where a foreign subsidiary has a functional currency other than the dollar, revenue and expenses are translated into dollars using average exchange rates for the reporting period, while assets and liabilities are translated into dollars using period-end rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Stock-Based Compensation
On February 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) and related interpretative guidance issued by the FASB and the Securities and Exchange Commission (“SEC”). SFAS No. 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement of such cost based on the grant-date fair value of the award. We use the Black-Scholes option-pricing model to estimate the fair value of certain of our stock-based awards. SFAS No. 123(R) requires the fair value of an award to be recognized over the period during which an employee is required to provide service in exchange for the award.
SFAS No. 123(R) replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and superseded Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related interpretations. Prior to the adoption of SFAS No. 123(R) we previously recognized expense using an intrinsic method for option awards granted at exercise prices less than the fair market value of the underlying common stock as of the measurement date.
As part of our adoption of SFAS No. 123(R), we applied the modified prospective transition method to all past awards outstanding and unvested as of February 1, 2006 and are recognizing the associated expense over the remaining vesting period of such awards based on the fair values determined under SFAS No. 123. As such, the modified prospective transition method does not result in a restatement of results of prior periods.
The following table provides pro forma disclosure of stock-based compensation expense in accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, as if the fair value accounting method of SFAS No. 123 had been applied to stock-based compensation for the year ended January 31, 2006.

Year Ended
(in thousands, except per share amounts)	January 31, 2006
Net income (loss):
As reported	$1,664
Add: Stock-based compensation included in net income, net of related tax effect	836
Add: Stock option expense related to Comverse options issued below fair market value	29
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(9,961)

Pro forma net loss	$(7,432)

Net income (loss) per share — basic and diluted
As reported	$0.05

Pro forma	$(0.23)

Information regarding the correction of errors in previously issued financial statements associated with certain option awards made in years prior to the adoption of SFAS No. 123(R) appears in Note 2, “Corrections of Errors in Previously Issued Consolidated Financial Statements”.

Net Income (Loss) Per Share
Shares used in the calculation of basic net income (loss) per share are based on the weighted-average number of shares outstanding during the accounting period. Shares used in the calculation of basic earnings per share exclude unvested shares of restricted stock because they are contingent upon future service conditions. Shares used in the calculation of diluted net income per share are based on the weighted-average number of shares outstanding, adjusted for the assumed exercise of all potentially dilutive stock options and other stock-based awards outstanding using the treasury stock method. Shares used in the calculation of diluted net income per share also include the assumed conversion of our convertible preferred stock, if dilutive. In periods for which we report a net loss, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.
Adoption of Other Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. We adopted the provisions of SFAS No. 151 effective February 1, 2006 on a prospective basis. The adoption of SFAS No. 151 did not have a material effect on our financial position, results of operations or cash flows.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaced APB Opinion No. 20, Accounting Changes, (“SFAS No. 154”) and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for accounting for and reporting a change in accounting principle (in the absence of explicit transition requirements specific to a newly adopted accounting principle) and a correction of an error. In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Specifically, SAB No. 108 requires that companies evaluate the materiality of an error on the basis of both (1) the error quantified as the amount by which the current year income was misstated and (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated. In our determination, presentation, and disclosure of the errors and resulting corrective adjustments discussed in Note 2, “Correction of Errors in Previously Issued Consolidated Financial Statements”, we applied the applicable provisions of both SFAS No. 154 and SAB No. 108.

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”). FSP FAS 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 clarifies that an investor must recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. We adopted the provisions of FSP FAS 115-1 effective February 1, 2006 on a prospective basis. The adoption of FSP FAS 115-1 did not have a material effect on our financial position, results of operations or cash flows.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133 and SFAS No. 140, Accounting of the Impairment or Disposal of Long-Lived Assets (“SFAS No. 140”). Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first year that begins after September 15, 2006, with early application allowed. Our adoption of SFAS No. 155 on February 1, 2007 did not have a material effect on our financial position, results of operations, or cash flows.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for years beginning after November 15, 2007, and is effective for our year beginning February 1, 2008. In February 2008, the FASB issued a Staff Position which partially defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 on February 1, 2008 did not have a material effect on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the option to use fair value on earnings. It also requires companies to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”). SFAS No. 159 is effective for years beginning after November 15, 2007, which means that it will be effective for our year beginning February 1, 2008. The adoption of SFAS No. 159 on February 1, 2008 did not have a material effect on our financial position, results of operations or cash flows.
In June 2007, the FASB ratified the consensus reached by the EITF in Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF No. 06-11”). Under this consensus, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees under certain share-based benefit plans should be recognized as an increase in additional paid-in capital. As it relates to us, the consensus became effective on February 1, 2008. As no dividends were paid during the year ended January 31, 2009, the accounting guidance in EITF No. 06-11 is not expected to be applied in the preparation of the consolidated financial statements for the year then ended.
In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires non-refundable advance payments for goods and services to be used in future research and development (“R&D”) activities to be recorded as assets and the payments to be expensed when the R&D activities are performed. EITF No. 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of the year ended January 31, 2009 (our quarter ended April 30, 2008). Prior to adoption, we recognized these non-refundable advance payments as expenses upon payment. The adoption of EITF No. 07-3 did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations (“SFAS No. 141”), but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed, and any non-controlling interests in the acquired business. SFAS No. 141(R) is effective for all business combinations with an acquisition date occurring in years beginning after December 15, 2008, which means that it will be effective for our year beginning February 1, 2009. The impact that SFAS No. 141(R) will have on us will depend on the nature and size of any acquisitions completed after we adopt this standard.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for business arrangements entered into in years beginning on or after December 15, 2008, which means that it will be effective for our year beginning February 1, 2009. Early adoption is prohibited. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS No. 160 will have on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for years and interim periods beginning after November 15, 2008, with early application encouraged, which means that it will be effective for our year beginning February 1, 2009. The adoption of SFAS No. 161 is not expected to have a significant impact on our consolidated financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted earnings per share. FSP EITF 03-6-1 is effective for years beginning after December 15, 2008 and early adoption is prohibited, which means that it will be effective for our year beginning February 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a significant impact on our consolidated financial statements.
In April 2009, the FASB issued the following three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities:
•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”);

•	FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”); and

•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”).
FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 to interim periods. All of these FSPs are effective for interim and annual periods ending after June 15, 2009. We are assessing the potential impact that the adoption of FSP FAS 157-4 and FSP FAS 115-2 may have on our consolidated financial statements. FSP FAS 107-1 may result in increased disclosures in our future interim periods.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 was modified by Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Discloure Requirements, issued in February 2010. SFAS No. 165, as modified, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. We do not expect that the adoption of SFAS No. 165 will have a material effect on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends FIN 46(R) and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and significantly enhances disclosures. SFAS No. 167 may be applied retrospectively in previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS No. 167 will have on our consolidated financial statements.
In September 2009, the FASB ratified the consensuses reached by the EITF regarding the following issues involving revenue recognition:
•	Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF No. 08-1”); and
•	Issue No. 09-3, Certain Revenue Arrangements That Include Software Elements (“EITF No. 09-3”).
EITF No. 08-1 applies to multiple-deliverable revenue arrangements that are currently within the scope of EITF No. 00-21. EITF No. 08-1 also provides principles and application guidance on whether a revenue arrangement contains multiple deliverables, how the arrangement should be separated, and how the arrangement consideration should be allocated. EITF No. 08-1 requires an entity to allocate revenue in a multiple-deliverable arrangement using estimated selling prices of the deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. It eliminates the use of the residual method and, instead, requires an entity to allocate revenue using the relative selling price method. It also expands disclosure requirements with respect to multiple-deliverable revenue arrangements.

EITF No. 09-3 applies to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of the software revenue guidance in SOP  97-2. EITF No. 09-3 removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance.
The accounting guidance in EITF No. 08-1 and EITF No. 09-3 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. It will be effective for us in our fiscal year beginning February 1, 2011, although early adoption is also permitted. Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. We are currently assessing the potential impact that the application of EITF No. 08-1 and EITF No. 09-3 may have on our consolidated financial statements.
During the third quarter of the year ending January 31, 2010, we adopted the new Accounting Standards Codification (“ASC”) as issued by the FASB. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC had no impact on our consolidated financial statements.
2. Corrections of Errors in Previously Issued Consolidated Financial Statements
Since our IPO in May 2002, we have been a majority-owned subsidiary of Comverse, and prior thereto we were a wholly-owned subsidiary of Comverse.
While we were a wholly-owned subsidiary, our employees received from Comverse options to purchase Comverse common stock, which we accounted for under the then applicable accounting rules, and we therefore did not recognize any compensation expense for Comverse stock options granted to employees, as we believed that the exercise price of the options granted was equivalent to the market price of the common stock on the date of grant. Since May 2002, none of our employees has received any compensatory awards from Comverse, other than in connection with a repricing of Comverse stock options initiated by Comverse in June 2002.
On March 14, 2006, Comverse announced that its board of directors had formed the Comverse Special Committee, composed of its outside directors, to review matters relating to stock option granting practices of Comverse including the accuracy of the option grant dates.

On April 17, 2006, the Comverse Special Committee announced its preliminary conclusion that the actual dates of measurement for certain Comverse stock option grants differed from the recorded dates. As a result of this announcement, we determined that, until completion of the Comverse review, we could not determine the impact that such review would have on our historical compensation expense or our previous disclosures. As a result, on April 17, 2006, we announced that our historical financial statements should not be relied on. In addition, we concluded at that time, that without better visibility into the results of the Comverse investigation, we could not disclose any current financial information (other than selected unaudited information, such as revenue data, which would not be impacted by the potential stock-based compensation charges) since that information could ultimately prove to be materially incorrect, incomplete or misleading.
Although there were no allegations or evidence suggesting that the measurement dates we used for options we granted after our IPO date were incorrect, at the request of our audit committee, our management conducted an internal review of our stock option grant practices to determine whether the actual dates of measurement for any stock options granted following our IPO differed from the recorded dates. This review is referred to as our Phase I review. No such differences were uncovered and the evidence supported all grant dates. Although it was not the focus of the Phase II investigation, our audit committee uncovered no evidence of improper stock option backdating.
On September 6, 2006, we announced that the Comverse Special Committee had provided us with preliminary measurement dates for the Comverse stock options granted to our employees, including preliminary calculations of the additional stock-based compensation expense attributable to those grants. We also announced that, based on this information, we had determined that the non-cash, stock-based compensation expense we would possibly need to record was material for certain periods, our expectation was that we would restate certain of our historical financial statements since our IPO, that periods prior to the year ended January 31, 2002 could be affected and that, in addition to such expense, we also expected to record certain material tax charges, make various tax payments, and pay third-party fees and expenses resulting from the improper accounting for certain Comverse stock options.
In addition to the investigation into past stock option granting practices, on November 14, 2006, Comverse announced that the Comverse Special Committee had expanded its investigation into certain non-option related accounting matters, including possible revenue recognition errors, errors in recording of certain deferred tax assets, expense misclassification, misuse of accounting reserves and understatement of backlog. As a result, our audit committee initiated its own internal investigation into certain of these non-option accounting issues, including accounting reserves, income statement expense classification and revenue recognition. This review is referred to as the Phase II investigation. Our internal investigation of these other accounting issues was conducted by our audit committee with the assistance of special independent counsel, forensic accountants, and various technology experts. The review initially covered the year ended January 31, 1998 through the year ended January 31, 2006, but was later expanded to include the year ended January 31, 2007.
Separate and distinct from the Phase I review and the Phase II investigation, in connection with the audits of our open and prior accounting periods at the time, we announced on November 5, 2007 that we had also undertaken reviews of our accounting treatment for revenue recognition under complex contractual arrangements pursuant to SOP 97-2, SOP 81-1, and related accounting guidance. As part of this review, we completed a comprehensive review of our license and sales agreements, and re-performed technical calculations associated with, among other things, the establishment of VSOE of fair value in accordance with SOP 97-2. VSOE of fair value calculations involve making determinations regarding the fair value of our maintenance, professional and implementation services, as well as the application of the residual method to allocate revenue to each element of our bundled hardware and software arrangements.

On March 20, 2008, we announced the completion and key results of the Phase I review and Phase II investigation, which are described more fully below. The VSOE/revenue recognition review has also been completed as described below.
The adjustments recorded in connection with these restatements to our previously filed historical financial statements are set forth below under “- Summary of Restatement Adjustments”.
Summary of Findings
Phase I Review
The investigation by the Comverse Special Committee determined that Comverse’s historical stock option granting practices were not in accordance with U.S. GAAP. On that basis, we determined that our previously recorded stock-based compensation was understated. As a result, we recorded a pre-tax reduction of $18.3 million to our opening retained earnings balance as of February 1, 2005, reflecting the cumulative effect of the Phase I review corrections impacting periods through January 31, 2005.
During the course of our management review, no evidence of any differences between the actual dates of measurement and the recorded dates of measurement with respect to Verint stock option grants was discovered. In addition, although it was not the focus of the Phase II investigation discussed below, our audit committee also uncovered no evidence of improper stock option backdating and we believe that the accounting related to these stock options was correct. As a result, no accounting adjustments were required to be recorded.
Phase II Investigation
Issues Resulting in Restatement Adjustments
Reserves Adjustments
Our audit committee found that, prior to the year ended January 31, 2003, accounting reserves were intentionally overstated, and concluded that the intent in overstating reserves was to build a conservative reserve and to allow future flexibility and resulted in large measure from a lack of rigorous and diligent accounting. Moreover, our audit committee found this practice of overstating reserves was not systemic within Verint, but rather was isolated in terms of the personnel involved. This “process” was found to be far more ad hoc and limited to the actions of a small number of employees, including our former Chief Financial Officer and certain other former employees who directly or indirectly reported to him. Our audit committee found no evidence indicating that reserves were intentionally overstated in any period subsequent to the year ended January 31, 2003.

Following the publication of our audit committee’s report, we carefully reviewed our historic reserve accounts in light of our audit committee’s findings and found that some reserves lacked adequate supporting documentation. Where documentation was lacking, reviews of actual transactions subsequent to the establishment of the reserves were performed. For certain reserves, the actual subsequent transactions were significantly different than the recorded reserves, even when allowing for modest differences to be expected when an estimated reserve is recorded, and did not justify the amounts of the original reserves. Accordingly, we have restated these accounts to reflect appropriate and supportable balances. As a result, we recorded an increase of $0.7 million to our opening retained earnings balance as of February 1, 2005, reflecting the cumulative pre-tax effect of the Phase II investigation corrections impacting periods through that date.
Other Phase II Investigation Findings
Our audit committee determined that our personnel, including sales teams and senior executives, were focused on the need to meet or exceed budgeted revenue projections on a quarterly basis. In that regard, our audit committee found evidence of the practice of seeking customer agreement to accept delivery of products either earlier or later than originally scheduled delivery dates, depending on our budget needs in a particular quarter. Our audit committee concluded that these actions did not constitute fraud or other unlawful conduct and that the accounting treatment was appropriate and, therefore, the audit committee did not propose any adjustments. However, our audit committee concluded that it was not the best business practice to have delivery decisions influenced by revenue recognition factors. As a result of our audit committee’s conclusions, we have revised our policies and procedures regarding revenue recognition and have established a set of enhanced practices for quarter-end transactions.
Our audit committee found evidence that during the tenure of our former Chief Financial Officer, our finance department’s practices with regard to documenting transactions and conclusions with respect to judgments made by management and the retention of documentation were significantly deficient, which impeded its investigation. As a result, our audit committee determined that enhancement of our record retention practices was necessary. As a result, we have revised our policies and procedures regarding the manner in which transactions are to be documented, the level of support required for documenting management’s judgments and related document retention procedures.
Our audit committee also investigated the alleged manipulation of backlog and improper expense classifications. The investigation revealed that we did not manipulate our backlog, but we did misclassify certain expenses. The review of statement of operations classifications found that in certain periods, certain royalties and license fees were misclassified as either selling expenses, general and administrative expenses or research and development expenses, and instead should have been classified as components of cost of revenue. We have concluded that such misclassifications were the result of error and did not have a material impact on our previously issued financial statements. However, these reclassifications are included in the Phase II adjustments included in the table entitled “Summary of Restatement Adjustments” below.

VSOE/Revenue Recognition Review
The VSOE/revenue recognition review revealed that the requirements to prepare contemporaneous documentation analyzing and supporting the adoption of SOP 97-2 was not adequately performed, that we had prepared limited documentation analyzing our initial and ongoing compliance with SOP 97-2, that we had not appropriately determined whether VSOE of fair value existed for undelivered elements, and that other errors had been made in the recognition of revenue and cost of revenue related to many of our contracts.
As a result, we recorded a pre-tax reduction of $131.3 million to our opening retained earnings balance as of February 1, 2005, reflecting the cumulative effect of the VSOE/revenue recognition review corrections to revenue and cost of revenue impacting periods through January 31, 2005.
We have revised and enhanced our revenue recognition policies and controls as part of our remediation efforts.
VSOE/Revenue Recognition and Cost of Revenue
In reviewing our revenue recognition practices, we examined our two primary sources of revenue: (i) product revenue, including hardware and software products; and (ii) service revenue, including installation services, warranty, PCS, professional services, and training services. A significant portion of customer arrangements contain multiple elements which include bundling products and services in a single arrangement with a customer.
When VSOE of fair value does not exist for all delivered elements of an arrangement, SOP 97-2, as modified by SOP 98-9, requires revenue to be recognized under the residual method. In essence, the amount recognized as product revenue is derived by ascertaining the fair value of all undelivered elements (i.e., PCS and other services) and subtracting the value of the undelivered elements from the total arrangement value. The amount left after subtracting the fair value of the undelivered elements from the total arrangement value is referred to as the “residual amount” and represents the amount recognized as revenue for the delivered elements of our offering in a multiple element arrangement. If the fair value of all undelivered elements cannot be determined, revenue recognition is deferred for all elements, including delivered elements, until all elements are delivered or VSOE is established for such elements. However, if the only undelivered element is PCS, the entire arrangement fee is recognized ratably over the PCS period.
During our revenue recognition review, we determined that for many of our arrangements, we were unable to determine the fair value of all or some of the undelivered elements within the multiple element arrangement, as required by SOP 97-2. The result of this conclusion is that a significant amount of our product revenue that was previously recognized upon delivery (and upon payment being made by the customer or due from the customer) is now being deferred to later periods and in many cases being recognized ratably over several quarters or years.

Our conclusion that we were unable to determine VSOE of fair value of one or more undelivered elements in a multiple element arrangement is based on a technical analysis that we have engaged in over a period of nearly two years. Our technical analysis was complex due in part to the fact we operate in three business segments and within each business segment we have multiple offerings that have unique characteristics relative to the application of revenue recognition under SOP 97-2. Factors that we considered in making these determinations include, but were not limited to:
•	whether we provided any services or PCS, including bug fixes, updates, and upgrades, to customers that were more than minimal and infrequent;
•	our pricing and discounting practices in respect to our service and support offerings, such as installation services and maintenance services;
•	whether we had sufficient data points to evidence our ability to reasonably estimate the amount of effort required to perform services; and
•	whether we had objective evidence of certain aspects of customer transactions, such as customer acceptance of our product and installation.
Specifically, for arrangements in which we were unable to establish VSOE of fair value for PCS, we allocated the revenue for the entire arrangement ratably over the period PCS was provided. Therefore, in circumstances in which we had an obligation to deliver PCS, revenue for the arrangement would be recognized ratably over the PCS period which in certain cases could be several years. However, we also determined as a result of our review that we delivered PCS in circumstances in which we were not contractually obligated to do so (i.e., we provided implied PCS free of charge). In these cases, revenue for the arrangement is being recognized ratably over the estimated economic life of the product because the free support period was indeterminable. The result of our review of what we agreed to deliver in terms of PCS, without being explicitly obligated to do so or in situations where PCS renewal rates were more than insignificantly discounted, combined with our inability to determine fair value for these undelivered elements, created a range of outcomes in terms of how we adjusted our revenue recognition for these arrangements. Essentially, arrangements where a significant portion of revenue was previously recognized upon delivery of the product are now being recognized over several periods and in certain cases over the estimated economic life of the underlying product which ranges between five and seven years. In the instances that we did determine VSOE of fair value for PCS but could not determine VSOE of fair value for other services, revenue is being deferred until the delivery of all elements other than PCS.
In addition, certain transactions where revenue was previously recognized net of associated costs including commissions to third parties are being restated on a gross basis in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, primarily because we were the primary obligor in circumstances in which sales agents were involved.

Other Adjustments
The accompanying consolidated financial statements also reflect other accounting adjustments to correct misstatements identified during our restatement process that were not related to historical stock option practices, reserves, or revenue recognition.
Summary of Restatement Adjustments
The table below summarizes the aggregate impact of all of the accounting adjustments described above to our historical financial statements for all periods through January 31, 2005.
These adjustments had the cumulative effect of reducing our retained earnings by $116.9 million, net of income taxes, resulting in an accumulated deficit of $114.7 million as of January 31, 2005. The components of these cumulative adjustments were as follows:

Cumulative
effect through
(in thousands)	January 31, 2005
Revenue (1)	$(203,471)
Cost of revenue (2)	72,134
Phase I review (3)	(18,303)
Phase II investigation (4)	720
Other adjustments (5)	1,946

(146,974)
Income tax effect of all adjustments	30,072

Total cumulative effect to accumulated deficit as of February 1, 2005	$(116,902)

(1)	These restatement adjustments do not reflect the impact of certain transactions now reported on a gross rather than net basis of accounting.

(2)	Includes cost of revenue as well as certain operating costs that vary directly with revenue. These adjustments do not reflect the impact of certain transactions now reported on a gross rather than net basis of accounting.

(3)	Includes impact of errors identified in the Phase I review related to stock-based compensation.

(4)	Includes impact of errors identified in the Phase II investigation, including impacts to reserves, certain revenue recognition matters unrelated to our VSOE/revenue recognition review and account classifications.

(5)	Includes adjustments to correct misstatements identified during our restatement process that were not related to historical stock option practices, reserves, or revenue recognition.

The revenue and cost of revenue restatement adjustments described above primarily relate to correcting the timing of the recognition of revenue over accounting periods, and do not impact the aggregate amount of cash flows or the aggregate amount of revenue we generated, other than the impact of foreign currency exchange rates on certain revenue now reported and translated into U.S. Dollars in different accounting periods and certain transactions moving from net to gross accounting. However, the effects of the revenue and cost of revenue restatement adjustments for prior periods extend beyond those periods and into the subsequent periods. As described above, revenue from certain arrangements that was previously recognized in a single year is now being recognized ratably over periods as long as seven years. The foregoing changes in revenue and cost of revenue recognition, among other things, resulted in adjustments to certain balance sheet accounts as of January 31, 2005, including most significantly deferred revenue and other assets.
Cash and cash equivalents as of January 31, 2005, as presented in the Consolidated Statement of Cash Flows for the year ended January 31, 2006, has been adjusted by $0.2 million, from $45.1 million, as previously reported, to $44.9 million, as restated.
3. Net Income (Loss) Per Share
The following table summarizes the calculation of basic and diluted net income (loss) per share for the years ended January 31, 2008, 2007, and 2006:

	For the Years Ended January 31,
	2008	2007	2006
Net income (loss)	$(198,609)	$(40,519)	$1,664
Dividends on preferred stock	(8,681)	—	—

Net income (loss) applicable to common shares — basic and diluted	$(207,290)	$(40,519)	$1,664

Weighted average shares outstanding
Basic	32,222	32,156	31,781
Dilutive effect of employee stock plans	—	—	839

Weighted average shares outstanding — diluted	32,222	32,156	32,620

Net income (loss) per share
Basic and diluted	$(6.43)	$(1.26)	$0.05

For the years ended January 31, 2008 and 2007, we reported net losses applicable to common shareholders, and accordingly, the basic and diluted weighted average shares outstanding are equal because any increase to basic weighted average shares outstanding would be antidilutive. The weighted average diluted shares outstanding for the year ended January 31, 2006 excludes shares underlying approximately 1.3 million stock options, since such options have exercise prices in excess of the average market value of our common stock during the period and are therefore antidilutive.

4. Investments
The following table presents a summary of our investments as of January 31, 2008, 2007, and 2006. This table includes certain auction rate securities that we classified within other assets at January 31, 2008, as the global economic environment created disruptions in the markets for these securities, limiting their liquidity. Further discussion of our auction rate securities follows this table.

	As of January 31,
	2008		2007		2006
		Estimated		Estimated		Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Short-term investments:
Auction rate securities	$—	$—	$126,465	$126,465	$148,550	$148,550
U.S. Government corporation and agency bonds	—	—	1,000	988	19,499	19,372

Total short-term investments	—	—	127,465	127,453	168,049	167,922

Long-term investments:
Auction rate securities classified in other assets	7,000	2,288	—	—	—	—
U.S. Government corporation and agency bonds	—	—	—	—	1,000	980

Total investments	$7,000	$2,288	$127,465	$127,453	$169,049	$168,902

We invest in a variety of securities, including auction rate securities, which typically provide higher yields than money market and other cash equivalent investments. Auction rate securities are collateralized debt instruments having long-term underlying maturities, that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 90 days or less, at which time the securities can typically be purchased or sold. Our intent is not to hold these securities until maturity, but rather to use the interest rate reset feature to provide liquidity as necessary.
At January 31, 2008, our investment portfolio included auction rate securities with an estimated fair value of $2.3 million and a cost basis (par value) of $7.0 million. The collateral underlying these investments are primarily AAA-rated pools of residential mortgages, and corporate debt obligations. These auction rate securities failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auctions beginning in the quarter ended October 31, 2007. However, we continued to earn interest on our auction rate securities at the maximum contractual rate. The par value of the auction rate securities we held at January 31, 2008 no longer approximated their estimated market value and, accordingly, we recorded these short-term investments at their estimated fair value of $2.3 million. We estimated the fair value of these securities in part using valuation data provided by third-party firms that underwrote the securities. During the quarter ended January 31, 2008, we concluded that our auction rate securities were no longer liquid, and in the event we needed to access these funds, we would not have been able to do so without realizing a loss of principal, unless a future auction on these securities were to be successful. We therefore concluded we had an other-than-temporary impairment in market value and recorded a $4.7 million pre-tax charge during the year ended January 31, 2008 related to our auction rate securities investments. The impairment expense was recorded in other income (expense), net in the consolidated statements of operations.

Prior to the first failed auction of our auction rate securities during the year ended January 31, 2008, we valued auction rate securities using quoted market prices because the securities were highly liquid and there were active markets for the securities. This generally resulted in valuations at par. Once the auctions for these securities began to fail, these securities could no longer be valued using prices established by market transactions and we estimated the securities’ fair values in part using estimated values provided by the firms which underwrote the securities.
Additionally, because we could not reliably estimate when a successful auction for the auction rate securities we held at January 31, 2008 would occur, we reclassified these securities as long-term assets on our consolidated balance sheets.
During the years ended January 31, 2007 and 2006, we had successfully liquidated all of our historical auction rate security investments in the normal course of business, without incurring any material losses.
We intended and concluded that we had the ability to hold all securities for all periods presented for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment, and, aside from the aforementioned auction rate securities held at January 31, 2008, expected to realize the full value of all of these investments upon maturity or sale. We concluded that the investments we held at January 31, 2007 and 2006 were not other-than-temporarily impaired.
The following table summarizes the estimated fair values and gross unrealized losses related to our investments that were not deemed to be other-than-temporarily impaired, aggregated by type of investment and length of time that the securities had been in a continuous unrealized loss position, at January 31, 2007 and 2006:

	Less than 12 Months		12 Months or Greater		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
At January 31, 2007:
U.S. Government corporation and agency bonds	$—	$—	$988	$12	$988	$12

Total	$—	$—	$988	$12	$988	$12

At January 31, 2006:
U.S. Government corporation and agency bonds	$8,485	$14	$11,867	$133	$20,352	$147

Total	$8,485	$14	$11,867	$133	$20,352	$147

Unrealized losses from investments held at January 31, 2007 and 2006 are primarily attributable to changes in interest rates. We consider such diminution in value to be temporary. Proceeds from sales or maturities of investments were $328.5 million, $1,388.7 million, and $1,334.8 million during the years ended January 31, 2008, 2007, and 2006, respectively. We did not realize any significant gains or losses on sales of investments for the years ended January 31, 2008, 2007, and 2006.

The contractual maturities of our investments classified as available-for-sale and reported within other assets at January 31, 2008, are presented in the following table.

		Estimated
(in thousands)	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through three years	—	—
Due after three years through five years	—	—
Due after five years through ten years	1,800	990
Due after ten years through twenty years	—	—
Due after twenty years	5,200	1,298

Total investments	$7,000	$2,288

During the year ended January 31, 2009, we sold our auction rate securities to the broker from whom we purchased the securities at par value plus accrued interest. We are aware that at the time, the broker had entered into a settlement agreement with the Attorney General of the State of New York and the North American Securities Administrators Association Task Force. Consequently, we recorded a gain of $4.7 million when the securities were sold to the broker.
5. Business Combinations
Business Acquisitions for the year ended January 31, 2008
Witness Systems, Inc.
We acquired Witness Systems, Inc. (“Witness”), formerly a publicly-held company based in Roswell, Georgia on May 25, 2007. We acquired Witness, among other objectives, to expand our business in the enterprise workforce optimization market. We have included the financial results of Witness in our consolidated financial statements since May 25, 2007.

The following table sets forth the components and the allocation of the purchase price of Witness:

		Estimated
(in thousands)	Amount	Useful Lives
Components of Purchase Price:
Acquisition of approximately 35.2 million shares of outstanding common stock of Witness at $27.50 per share in cash, net of interest earned	$966,518
Settlement of vested and accelerated Witness stock options in cash	93,225
Fair value of unvested Witness stock options exchanged	4,717
Subsequent payments on assumed contingent consideration arrangements	4,736
Direct transaction costs	14,833

Total purchase price	$1,084,029

Allocation of Purchase Price:
Net tangible assets:
Cash	$139,777
Other current assets	71,045
Deferred income taxes — current	1,823
Other assets	15,028
Current liabilities	(65,130)
Deferred income taxes — long-term	(12,042)
Other liabilities	(7,590)

Net tangible assets	142,911

Identifiable intangible assets:
Developed technology	43,000	6 years
Trademark and trade name	10,000	2-4 years
Customer relationships	206,000	10 years
Non-competition agreements	1,300	1 year

Total identifiable intangible assets (1)	260,300

In-process research and development	6,440
Goodwill	674,378

Total purchase price	$1,084,029

(1)	The weighted average amortization period of all finite-lived identifiable intangible assets is 9.0 years.

Purchase Price
We paid $967.1 million in cash to acquire all of the 35.2 million outstanding shares of Witness common stock on May 25, 2007 at $27.50 per share. The amount was reduced by $0.6 million of interest earned on funds deposited with the paying agent for which settlement with Witness stockholders did not occur within one day.
In accordance with the terms of the acquisition agreement and the underlying Witness stock option agreements, at the acquisition date all vested Witness stock options, in lieu of being exercised, were exchanged for a cash payment equal to the excess, if any, of $27.50 over the exercise price per share of the options. In addition, pursuant to their terms, certain unvested Witness stock options were deemed vested as a result of the acquisition and were also settled in cash, in the same manner. These payments, including applicable payroll taxes, totaled $93.2 million and are included within the purchase price.
Unvested Witness stock options were exchanged for options to purchase our common stock using a conversion formula which maintained the option holder’s intrinsic value. The fair value of the unvested options exchanged, $4.7 million of which was attributable to past service and included within the purchase price, was determined using a Black-Scholes valuation model with the following assumptions: expected lives ranging from 1.4 years to 3.9 years, a risk-free interest rate of approximately 4.9%, expected volatility of 40.5%, and no dividend yield.
We assumed several contingent consideration arrangements related to businesses previously acquired by Witness. One such arrangement provided for potential additional consideration of up to $18.5 million, to be earned quarterly through July 31, 2009, based upon the previously acquired business achieving certain performance metrics. During the year ended January 31, 2008, $2.7 million of this contingent consideration was earned, which has been recorded as additional goodwill. An additional $1.1 million was earned under this agreement in the year ended January 31, 2009. We also paid $2.0 million of additional consideration during the year ended January 31, 2008 related to a separate business previously acquired by Witness. This payment was made upon the expiration of an indemnification period. All contingent consideration earned and paid under these agreements was recorded as additional goodwill. No further contingent consideration was earned through the completion of the contingent consideration periods of these arrangements.
Direct transaction costs include investment banking fees, legal and accounting fees, and other external costs directly related to the acquisition.
In-Process Research and Development
We expensed the fair value of Witness’ in-process research and development (“IPR&D”) upon acquisition, as it represents incomplete research and development projects that had not yet reached technological feasibility and had no known alternative future use as of the date of the acquisition. IPR&D is presented as a separate line item on our statement of operations. Technological feasibility is generally established when an enterprise completes all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The value assigned to IPR&D of $6.4 million was determined by considering the importance of each project to our overall future development plans, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from each project when completed, and discounting the net cash flows to their present values.

The revenue estimates used to value the IPR&D were based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions. The rates used to discount the cash flows to their present values were based on the weighted-average cost of capital. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technical feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 17% was deemed appropriate for valuing the IPR&D.
Goodwill and Identifiable Intangible Assets
Among the factors that contributed to the recognition of goodwill in this transaction were the significant expansion of our market share in the enterprise workforce optimization market, a broader available suite of products and services, the addition of a talented assembled workforce, and opportunities for future efficiencies and cost savings. This goodwill has been assigned to our Workforce Optimization operating segment, and is not deductible for income tax purposes.
Deferred Revenue
Included within the net tangible assets of Witness at May 25, 2007 is the fair value of support obligations assumed from Witness in connection with the acquisition. We based our determination of the fair value of the support obligations, in part, on a valuation completed by a third-party valuation firm using estimates and assumptions provided by management. The estimated fair value of the support obligations was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit is used to approximate the amount that we would pay a third party to assume the support obligations. The estimated costs to fulfill the support obligations were based on the historical direct costs related to providing the support services. We did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because Witness had concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs have not been included in the fair value determination, as these costs do not represent a legal obligation at the time of acquisition. As a result, in our purchase price allocation, we recorded an adjustment to reduce the historical carrying value of Witness’ May 25, 2007 deferred support revenue by $38.9 million, which represents our estimate of the fair value of the support obligation assumed.

ViewLinks Euclipse, Ltd.
We acquired Israel-based ViewLinks Euclipse Ltd. (“ViewLinks”), a privately-held provider of data mining and link analysis software solutions, on February 1, 2007. We have included the financial results of ViewLinks in our consolidated financial results since February 1, 2007. Through January 31, 2008, the total purchase price for ViewLinks was $7.4 million, which consisted of $5.7 million in cash paid to acquire ViewLinks’ remaining outstanding common stock, $1.6 million of contingent consideration earned by and substantially paid to the former ViewLinks shareholders through January 31, 2008, and $0.1 million of direct transaction costs. Our purchase price allocation for ViewLinks, based on estimated fair values, including contingent consideration earned, consisted of $4.7 million of goodwill, $1.8 million of identifiable intangible assets, $0.7 of net tangible assets, and $0.2 million of IPR&D. The intangible assets acquired in this transaction are being amortized over estimated useful lives of one to five years. The goodwill recorded in this acquisition has been assigned to our Communications Intelligence operating segment, and is not deductible for income tax purposes.
Business Acquisitions for the year ended January 31, 2007
Mercom Systems Inc.
We acquired the stock of Mercom Systems, Inc. (“Mercom”), a privately-held company based in Lyndhurst, New Jersey on July 14, 2006. We acquired Mercom to, among other things, expand our offering of interaction recording and performance evaluation solutions for small to midsized enterprises with contact centers and public safety centers. We have included the financial results of Mercom in our consolidated financial statements since July 14, 2006.

The following table sets forth the components and the allocation of the purchase price of Mercom:

		Estimated
(in thousands)	Amount	Useful Lives
Components of Purchase Price:
Cash	$35,000
Payments under contingent consideration arrangement	3,657
Direct transaction costs	651

Total purchase price	$39,308

Allocation of Purchase Price:
Net tangible assets:
Cash	$536
Other current assets	5,018
Deferred income taxes — current	186
Other assets	299
Current liabilities	(6,241)
Deferred income taxes — long-term	(1,406)
Other liabilities	(1,243)

Net tangible assets	(2,851)

Identifiable intangible assets:
Developed technology	3,745	7 years
Distribution network	2,440	10 years
Trademark and trade name	375	1 year
Backlog	450	1 month
Non-competition agreements	1,035	5 years

Total identifiable intangible assets (1)	8,045

Goodwill	34,114

Total purchase price	$39,308

(1)	The weighted average amortization period of all finite-lived identifiable intangible assets is 7.0 years.
Purchase Price
The initial purchase price of Mercom included $35.0 million of cash and $0.7 million of direct transaction costs.
The terms of the agreement also provided the former Mercom stockholders an opportunity to earn up to $17.5 million of additional cash consideration, based upon achieving certain performance goals, over the two year period following the acquisition date. $3.7 million of additional consideration was earned and paid pursuant to this arrangement through January 31, 2008 and was recorded as additional goodwill. No further contingent consideration was earned through the completion of the contingent consideration period.

Goodwill and Identifiable Intangible Assets
Among the factors that contributed to the recognition of goodwill in this transaction were securing an expanded presence in the small to midsized contact center market, acquiring a talented assembled workforce, and opportunities for future synergies and cost savings. This goodwill has been assigned to our Workforce Optimization operating segment, and is not deductible for income tax purposes.
CM Insight Limited
We acquired CM Insight Limited (“CM Insight”), a privately-held performance management solution provider, based in the United Kingdom on February 6, 2006. We have included the financial results of CM Insight in our consolidated financial results since February 6, 2006. Through January 31, 2008, the total purchase price for CM Insight was $10.5 million, which consisted of $6.3 million in cash paid to acquire the outstanding common stock of CM Insight, $3.9 million of contingent consideration earned for the period ended January 31, 2008, and $0.3 million for direct transaction costs. The contingent consideration earned and paid during this period was recorded as additional goodwill. No further contingent consideration was earned by the former CM Insight shareholders through the completion of the contingent consideration period. Our purchase price allocation for CM Insight, based on estimated fair values, including contingent consideration earned, consisted of $9.7 million of goodwill, $0.5 million of identifiable intangible assets and $0.3 of net tangible assets. The intangible assets acquired in this transaction are being amortized over estimated useful lives of one to three years. This goodwill recorded in this transaction has been assigned to our Workforce Optimization operating segment, and is not deductible for income tax purposes.
Business Acquisitions for the year ended January 31, 2006
MultiVision Holdings Limited
We acquired substantially all of the networked video security business of MultiVision Intelligent Surveillance Limited through the acquisition of the company’s Hong Kong based subsidiary, MultiVision Holdings Limited (“MultiVision”) on January 9, 2006. We purchased the MultiVision business, among other objectives, to acquire local product development, customer support and solutions that are focused on the regional requirements of the Asia Pacific market, to expand our overall worldwide geographic presence, and to provide opportunities to more effectively market our existing networked video solutions in that region. We have included the financial results of MultiVision in our consolidated financial statements since January 9, 2006.

The following table sets forth the components and the allocation of the purchase price of MultiVision:

		Estimated
(in thousands)	Amount	Useful Lives
Components of Purchase Price:
Cash	$47,251
Direct transaction costs	1,638

Total purchase price	$48,889

Allocation of Purchase Price:
Net tangible assets:
Cash	$431
Other current assets	9,755
Deferred income taxes — current	194
Other assets	290
Current liabilities	(970)
Deferred income taxes — long-term	(1,661)
Other liabilities	(8,578)

Net tangible assets	(539)

Identifiable intangible assets:
Developed technology	5,125	5 years
Customer relationships	3,385	5 years
Distribution network	1,004	5 years
Non-competition agreements	222	5 years

Total identifiable intangible assets (1)	9,736

In-process research and development	2,852
Goodwill	36,840

Total purchase price	$48,889

(1)	The weighted average amortization period of all finite-lived identifiable intangible assets is 5.0 years.
Goodwill and Identifiable Intangible Assets
Among the factors that contributed to the recognition of goodwill in this transaction were an expanded presence in the Asia Pacific region, a talented, assembled workforce of product development and customer service resources focused on the regional requirements of the Asia Pacific market, expansion of our overall worldwide geographic presence, and opportunities to more effectively market our existing networked video solutions in the Asia Pacific region. This goodwill has been assigned to our Video Intelligence operating segment and is not deductible for income tax purposes.

Opus Group LLC
We acquired certain assets and assumed certain liabilities of Opus Group, LLC. (“Opus”), a privately-held provider of performance management solutions for contact centers and back-office operations based in Hinsdale, Illinois on September 1, 2005. We have included the financial results of Opus in our consolidated financial results since September 1, 2005. The total purchase price for Opus was $12.3 million, which consisted of $12.0 million in cash and $0.3 million for direct transaction costs. Our purchase price allocation for Opus, based on estimated fair values, consisted of $8.5 million of goodwill, $2.2 million of identifiable intangible assets, and $1.6 million of net tangible assets. The intangible assets acquired in this transaction are being amortized over estimated useful lives of one to five years. This goodwill recorded in this transaction has been assigned to our Workforce Optimization operating segment, and is deductible for income tax purposes.
Unaudited Pro Forma Financial Information
The unaudited financial information presented in the table below summarizes the combined results of our operations and the operations of Witness and Mercom on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma impact of the CM Insight and ViewLinks acquisitions are not material either individually or in the aggregate to our overall consolidated operating results and therefore are not presented.
Pro forma financial information is subject to various assumptions and estimates and is presented for informational purposes only. This pro forma information does not purport to represent or be indicative of the consolidated operating results that would have been reported had the transactions been completed as described herein, and the data should not be taken as indicative of future consolidated operating results.
Pro forma financial information for the years ended January 31, 2008 and 2007 is as follows:

	For the Years Ended January 31,
(in thousands, except per share data)	2008	2007
Revenue	$601,833	$599,409

Net loss	$(230,288)	$(117,891)

Net loss applicable to common shares	$(243,310)	$(130,913)

Basic and diluted net loss per share	$(7.55)	$(4.07)

6. Intangible Assets and Goodwill
All acquired, finite-lived intangible assets are amortized on a straight-line basis, which approximates the pattern in which the estimated economic benefits of the assets are realized, over their estimated useful lives.

During the year ended January 31, 2008, we completed the acquisition of Witness for which approximately $260.3 million of the purchase price was assigned to identifiable intangible assets and $674.4 million was assigned to goodwill, including subsequent payments of contingent consideration. Further details regarding the acquisition of Witness, as well as other business acquisitions underlying our acquired intangible assets and goodwill are provided within Note 5, “Business Combinations”.
In conjunction with the goodwill impairment reviews described below, we conducted reviews for impairment of our other long-lived assets, including finite-lived intangible assets, in accordance with SFAS No. 144, as any impairment of these assets must be considered prior to the conclusion of the impairment review under SFAS No. 142. As a result of these reviews, we recorded a $2.7 million impairment of finite-lived intangible assets in the fourth quarter of the year ended January 31, 2008 and a $4.5 million impairment of finite-lived intangible assets in the fourth quarter of the year ended January 31, 2007, related to our Video Intelligence business in the Asia Pacific region. The impairment charge of $2.7 million in the year ended January 31, 2008 was due to a change in business strategy, which resulted in a decline in our distribution business in the region. For this impairment, $0.4 million is related to acquired technology and is reported within cost of revenue, and $2.3 million is related to customer-related intangible assets and is reported within operating expenses. The impairment charge of $4.5 million in the year ended January 31, 2007 resulted from our decision to replace certain acquired technology with new technology sooner than originally planned. We also fully impaired the value of an acquired distribution network due to reduced business with certain distributors, driven by changes in our business strategy in the region. For this impairment, $3.7 million is related to acquired technology and is reported within cost of revenue, and $0.8 million is related to customer-related intangible assets is reported within operating expenses.
Acquisition-related intangible assets consist of the following as of January 31, 2008, 2007, and 2006:

	As of January 31, 2008
		Accumulated
(in thousands)	Cost	Amortization	Net
Customer relationships	$208,399	$(15,891)	$192,508
Acquired technology	56,798	(11,786)	45,012
Trade names	10,283	(2,848)	7,435
Non-competition agreements	4,742	(2,219)	2,523
Distribution network	2,440	(376)	2,064

Total	$282,662	$(33,120)	$249,542

	As of January 31, 2007
		Accumulated
(in thousands)	Cost	Amortization	Net
Customer relationships	$6,043	$(2,109)	$3,934
Acquired technology	12,830	(4,724)	8,106
Trade names	645	(645)	—
Non-competition agreements	4,054	(1,270)	2,784
Sales backlog	1,812	(1,731)	81
Distribution network	2,440	(132)	2,308

Total	$27,824	$(10,611)	$17,213

	As of January 31, 2006
		Accumulated
(in thousands)	Cost	Amortization	Net
Customer relationships	$5,995	$(886)	$5,109
Acquired technology	14,813	(3,861)	10,952
Trade names	984	(468)	516
Non-competition agreements	4,445	(1,456)	2,989
Sales backlog	2,060	(1,686)	374
Distribution network	1,003	(12)	991

Total	$29,300	$(8,369)	$20,931

The following table presents acquisition-related intangible assets by operating segment as of January 31, 2008, 2007, and 2006:

	As of January 31,
(in thousands)	2008	2007	2006
Workforce Optimization	$243,628	$7,026	$955
Video Intelligence	1,847	5,927	13,231
Communications Intelligence	4,067	4,260	6,745

Total	$249,542	$17,213	$20,931

Total amortization expense recorded for acquisition-related intangible assets was $27.2 million, $6.9 million, and $6.4 million for the years ended January 31, 2008, 2007, and 2006, respectively.

Estimated future finite-lived acquisition-related intangible asset amortization expense is as follows:

(in thousands) For the Years Ending January 31,	Amount
2009	$35,091
2010	31,858
2011	30,765
2012	29,796
2013	28,994
2014 and thereafter	93,038

Total	$249,542

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and identifiable intangible assets acquired. In accordance with SFAS No. 142, we assigned goodwill to multiple reporting units at one level below our operating segments, primarily based on types of products sold or services provided and in certain cases by products sold in a particular industry or vertical market.
In accordance with SFAS No. 142, we test our goodwill for impairment annually as of November 1, or more frequently, if events or circumstances indicate the potential for an impairment. We performed goodwill impairment tests for each of our reporting units as of November 1, 2007, 2006, and 2005.
The results of step one of our testing as of November 1, 2007 indicated that the net carrying value of four of our reporting units exceeded their fair values. We performed the required step two analysis and recorded impairment charges of $14.0 million in our Workforce Optimization operating segment and $6.6 million in our Video Intelligence operating segment in the fourth quarter of the year ended January 31, 2008, which represented the excess of the carrying value of the impaired reporting units’ goodwill over their implied fair values. These charges are recorded in impairments of goodwill and other acquired intangible assets on the accompanying consolidated statements of operations. The impairment in our Workforce Optimization operating segment related to our performance management consulting businesses in the United States and Europe, and was due primarily to overall lower than anticipated demand for our consulting services, which resulted in a decline in projected future revenue and cash flow. The impairment in our Video Intelligence operating segment related to our distribution business in the Asia Pacific region, where revenue declined due to a change in business strategy.

The results of step one of our testing as of November 1, 2006 indicated that the net carrying value of two of our reporting units exceeded their fair values. These same two reporting units were determined to be further impaired as of November 1, 2007, as they are both among the four reporting units for which impairment was identified at that date, as noted above. We performed the required step two analysis and recorded impairment charges of $3.1 million in our Workforce Optimization operating segment and $17.1 million in our Video Intelligence operating segment as of November 1, 2006, which represented the excess of the carrying value of the impaired reporting units’ goodwill over their implied fair values. These charges are recorded in impairments of goodwill and other acquired intangible assets on the accompanying consolidated statements of operations. The impairment in our Workforce Optimization operating segment related to our performance management consulting business in the United States and was due primarily to overall lower than anticipated demand for our consulting services, which resulted in a decline in projected future revenue and cash flow. The impairment in our Video Intelligence operating segment related to our distribution business in the Asia Pacific region, where revenue declined due to a change in business strategy.
No goodwill impairment was identified as of November 1, 2005.
Goodwill activity for the three years ended January 31, 2008, in total and by reportable segment, is as follows:

		Reportable Segment
		Workforce	Video	Communications
(in thousands)	Total	Optimization	Intelligence	Intelligence
Balance at January 31, 2005	$49,669	$—	$24,615	$25,054
Acquisition of Opus	8,487	8,487	—	—
Acquisition of MultiVision	36,840	—	36,840	—
Additional consideration — previous acquisitions (1)	2,359	—	2,359	—
Foreign currency translation and other	(931)	—	(931)	—

Balance at January 31, 2006	96,424	8,487	62,883	25,054
Acquisition of CM Insight	9,676	9,676	—	—
Acquisition of Mercom	34,114	34,114	—	—
Additional consideration — previous acquisitions (1)	1,567	—	1,567	—
Goodwill impairment	(20,265)	(3,123)	(17,142)	—
Foreign currency translation and other	1,211	628	583	—

Balance at January 31, 2007	122,727	49,782	47,891	25,054
Acquisition of Witness	674,378	674,378	—	—
Acquisition of View Links	4,692	—	—	4,692
Additional consideration — previous acquisitions (1)	1,730	—	1,730	—
Income tax-related adjustments	(971)	(186)	(785)	—
Goodwill impairment	(20,639)	(14,019)	(6,620)	—
Foreign currency translation and other	3,097	969	2,128	—

Balance at January 31, 2008	$785,014	$710,924	$44,344	$29,746

(1)	Contingent consideration paid for acquisitions completed prior to February 1, 2005.

7. Long-term Debt
On May 25, 2007, to partially finance the acquisition of Witness, we entered into a $675.0 million secured credit facility comprised of a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving credit facility.
Borrowings under the credit facility bear interest at a rate of, at our election, (a) the higher of (i) the prime rate and (ii) the federal funds rate plus 0.50% plus, in either case, a margin of 1.75% or (b) the applicable London Interbank Offered Rate (LIBOR) plus a margin of 2.75%. Such margins were subject to increase by 0.25% if we failed to receive corporate credit ratings from both of Moody’s Investors Service, Inc. and Standard & Poors Ratings Services or failed to deliver certain financial statements to the credit facility administrative agent by February 25, 2008, and an additional 0.25% if we failed to do so by August 25, 2008. Because we did not timely do so, the above-referenced applicable margins increased by 0.25% on February 25, 2008 and another 0.25% on August 25, 2008 to, respectively, 2.25% and 3.25%. If we both obtain the above-referenced corporate ratings and deliver to the credit facility administrative agent the requisite financial statements, the applicable margins will subsequently range from 1.00% to 1.75% and 2.00% to 2.75%, respectively, depending on our corporate ratings from Moody’s and S&P.
Optional prepayments of the loans are permitted without premium or penalty (other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBOR). The loans are also subject to mandatory prepayment requirements based upon certain asset sales, excess cash flow and certain other events.
The term loan originally amortized in 27 consecutive quarterly installments of $1.6 million each, beginning August 1, 2007, followed by a final amortization payment of the remaining outstanding principal amount when the loan matures. However, on July 31, 2007, we made an optional prepayment of $40.0 million, $13.0 million of which was applied towards the eight immediately following principal payments and $27.0 million of which was applied pro rata to the remaining principal payments.
During the year ended January 31, 2008, we did not draw upon our revolving credit facility.
Our obligations under our credit facility are guaranteed by certain of our domestic subsidiaries (including Witness) and are secured by substantially all of our and their assets. We paid debt issuance costs of $13.6 million associated with the credit facility, which we have deferred and are classified within other assets. We are amortizing these deferred debt issuance costs over the life of the credit facility. Amortization of deferred costs associated with the term loan is recorded using the effective interest rate method, while amortization of deferred costs associated with the revolving credit facility is recorded on a straight-line basis.

On May 25, 2007, concurrently with entry into our credit facility, we entered into a receive-variable/pay-fixed interest rate swap agreement with a multinational financial institution on a notional amount of $450.0 million to mitigate a portion of the risk associated with variable interest rates on the term loan. This interest rate swap agreement terminates in May 2011. See Note 14, “Derivative Financial Instruments” for further details regarding the interest rate swap agreement.
The following is a summary of our outstanding financing arrangements at January 31, 2008:

		Revolving
(in thousands)	Term Loan	Credit Facility
Balance outstanding at January 31, 2007	$—	$—
Funds borrowed	650,000	—
Principal repaid	(40,000)	—

Balance outstanding at January 31, 2008	$610,000	$—

Unused commitment amount at January 31, 2008	$—	$25,000

Interest rate at January 31, 2008	7.38%	—

We had no material indebtedness at January 31, 2007 and 2006.
During the year ended January 31, 2008, we incurred $34.4 million of interest expense on the term loan. We also recorded $1.9 million of amortization of our deferred debt issuance costs, which is reported within interest expense. Included in the deferred debt issuance cost amortization was a $0.8 million write-off associated with the July 2007 $40.0 million prepayment.
Future scheduled annual principal payments on the term loan as of January 31, 2008 are as follows:

(in thousands) For the Year Ended January 31,	Amount

2009	$—
2010	3,112
2011	6,225
2012	6,225
2013	6,224
2014 and thereafter	588,214

$610,000

The credit facility agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on Verint and our subsidiaries with respect to indebtedness, liens, dividends and distributions, acquisitions and dispositions of assets, investments and loans, transactions with affiliates, and nature of business. It also prohibits us from exceeding a specified consolidated leverage ratio, tested over rolling four-quarter periods. The agreement also includes a requirement that we submit audited consolidated financial statements to the lenders within 90 days of the end of each fiscal year which for the year ended January 31, 2010 is May 1, 2010. If audited consolidated financial statements are not so delivered and not remedied within 30 days thereafter, an event of default occurs.
The credit facility agreement contains customary events of default with corresponding grace periods. If an event of default occurs and is continuing, the lenders may terminate and/or suspend their obligations to make loans and issue letters of credit under the credit facility and/or accelerate amounts due and/or exercise other rights and remedies. In the case of certain events of default related to insolvency and receivership, the commitments of the lenders will be automatically terminated and all outstanding loans will become immediately due and payable.
The fair value of the term loan at January 31, 2008 is estimated to be $583 million. This estimate is based upon the pricing used in trades of portions of the loan in the secondary market at or near January 31, 2008. These trades were executed by one of the financial institutions that underwrote the term loan.
8. Balance Sheet Information
Inventories consist of the following as of January 31, 2008, 2007, and 2006:

	As of January 31,
(in thousands)	2008	2007	2006
Raw materials	$6,225	$6,117	$4,725
Work-in-process	3,308	4,518	7,046
Finished goods	9,992	10,287	7,069

Total inventories	$19,525	$20,922	$18,840

Property and equipment, net consist of the following as of January 31, 2008, 2007, and 2006:

	As of January 31,
(in thousands)	2008	2007	2006
Land	$4,161	$3,650	$3,535
Buildings	2,250	2,248	2,224
Leasehold improvements	9,967	7,610	4,729
Software	14,735	9,707	7,489
Equipment, furniture and other	43,518	29,224	28,845

	74,631	52,439	46,822
Less: accumulated depreciation and amortization	(38,316)	(25,471)	(22,716)

Total property and equipment, net	$36,315	$26,968	$24,106

Depreciation expense on property and equipment was $14.4 million, $9.0 million, and $7.0 million for the years ended January 31, 2008, 2007, and 2006, respectively.
Other assets consist of the following as of January 31, 2008, 2007, and 2006:

	As of January 31,
(in thousands)	2008	2007	2006
Deferred debt issuance costs, net	$11,749	$—	$—
Derivative instruments, at fair value	8,121	—	—
Other	20,482	9,131	8,230

Total other assets	$40,352	$9,131	$8,230

Accrued expenses and other liabilities consist of the following as of January 31, 2008, 2007, and 2006:

	As of January 31,
(in thousands)	2008	2007	2006
Compensation and benefits	$48,335	$24,086	$17,608
Billings in excess of costs and estimated earnings on uncompleted contracts	29,284	28,130	30,070
Professional fees and consulting	15,185	7,626	4,615
Derivative instruments, at fair value	8,832	—	—
Taxes other than income	6,799	3,011	1,700
Interest on indebtedness	3,754	6	11
Business acquisition consideration	1,796	8,152	1,936
Product royalties	690	—	12,825
Other	29,266	23,948	22,327

Total accrued expenses and other liabilities	$143,941	$94,959	$91,092

Other liabilities consist of the following as of January 31, 2008, 2007, and 2006:

	As of January 31,
(in thousands)	2008	2007	2006
Unrecognized tax benefits	$28,219	$16,173	$11,803
Derivative instruments, at fair value	21,040	—	—
Obligation for severance compensation	4,414	3,256	2,301
Other	14,918	10,566	7,941

Total other liabilities	$68,591	$29,995	$22,045

9. Convertible Preferred Stock
On May 25, 2007, in connection with our acquisition of Witness, we entered into a Securities Purchase Agreement with Comverse whereby Comverse purchased, for cash, an aggregate of 293,000 shares of our Series A Convertible Preferred Stock (“preferred stock”), for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. We incurred $0.2 million of direct issuance costs associated with the issuance of the preferred stock, which were charged against the carrying value of the preferred stock.
The preferred stock was issued at a purchase price of $1,000 per share and ranks senior to our common stock. The preferred stock has an initial liquidation preference equal to its $1,000 per share purchase price. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of our company, the holders of the preferred stock will be entitled to receive, out of assets available for distribution to our stockholders and before any distribution of assets to our common stockholders, an amount equal to the then-current liquidation preference, which includes accrued and unpaid dividends.
The terms of the preferred stock provide that upon a fundamental change, as defined, the holders of the preferred stock would have the right to require us to repurchase the preferred stock for 100% of the liquidation preference then in effect. Therefore, the preferred stock has been classified as mezzanine equity on our consolidated balance sheet at January 31, 2008, separate from permanent equity, because the occurrence of these fundamental changes, and thus potential redemption of the preferred stock, however remote in likelihood, is not solely under our control. Fundamental change events include the sale of substantially all of our assets, and certain changes in beneficial ownership, board of directors’ representation and business reorganizations. In the event of a fundamental change, the conversion rate (as described in the section entitled Voting and Conversion, below) will be increased to provide for additional shares of common stock issuable to the holders of preferred stock, based on a sliding scale (depending on the acquisition price, as defined) ranging from none to 3.7 additional shares of common stock for every share of preferred stock converted into shares of common stock.

We have concluded that, as of January 31, 2008, there is no indication that the occurrence of a fundamental change and the associated redemption of the preferred stock were probable. We therefore have not adjusted the initial carrying amount of the preferred stock to its redemption amount, which is its liquidation preference, at January 31, 2008. Through January 31, 2008, cumulative, undeclared dividends on the preferred stock were $8.7 million and as a result, the liquidation preference of the preferred stock was $301.7 million at that date.
We determined that the variable dividend feature of the preferred stock, details of which are further described below, was not clearly and closely related to the characteristics of the preferred stock host contract and, therefore, is an embedded derivative financial instrument, subject to bifurcation from the preferred stock. This feature was determined to be an asset, and was assigned an initial fair value of $0.9 million at the May 25, 2007 issue date of the preferred stock. Therefore, the preferred stock was assigned a fair value of $293.9 million, and the $0.9 million bifurcated derivative financial instrument was reflected within other assets. The $293.7 million carrying value of the preferred stock at January 31, 2008 also reflects the previously discussed $0.2 million of direct issuance costs. Subsequent changes in the fair value of the derivative financial instrument are reflected within other income (expense), net. As of January 31, 2008, the fair value of the embedded derivative instrument had increased to $8.1 million, driven by declining market interest rates which increased the likelihood that the dividend rate might be reduced. This $7.2 million increase in fair value is reflected within other income (expense), net.
The holders of the preferred stock have various rights and preferences, as follows:
Dividends
Cash dividends on the preferred stock are cumulative and are calculated quarterly at a specified dividend rate on the liquidation preference in effect at such time. Dividends are paid only if declared by our board of directors. Initially, the specified annual dividend rate was 4.25% per share. However, beginning in the first quarter after the initial interest rate on our term loan, which is variable, was reduced by 50 basis points or more, the dividend rate was reset to 3.875% per annum and is then fixed at that level. This variable dividend feature was accounted for as an embedded derivative financial instrument, as described above.
Declining market interest rates during 2007 resulted in a reduction in the interest rate on our term loan of more than 50 basis points below its initial interest rate during the quarter ended January 31, 2008. Accordingly, the dividend rate on the preferred stock was reset to 3.875% effective February 1, 2008. This rate is now only subject to future change in the event we are unable to obtain approval of the issuance of common shares underlying the preferred stock’s conversion feature.
We are prohibited from paying cash dividends on the preferred stock under the terms of a covenant in our credit agreement. We may elect to make dividend payments in shares of our common stock. The common stock used for dividends, when and if declared, would be valued at 95% of the volume weighted average price of our common stock for each of the five consecutive trading days ending on the second trading day immediately prior to the record date for the dividend.

Through January 31, 2008, no dividends had been declared or paid on the preferred stock.
Voting and Conversion
The preferred stock does not have voting or conversion rights until the underlying shares of common stock are approved for issuance by a vote of holders of a majority of our common stock. Following receipt of stockholder approval for the issuance of the underlying common shares, each share of preferred stock will be entitled to a number of votes equal to the number of shares of common stock into which the preferred stock would be convertible at the conversion rate (as defined below) in effect on the date the preferred stock was issued to Comverse. In addition, following receipt of stockholder approval for the issuance of the underlying common shares, each share of preferred stock will be convertible at the option of the holder into a number of shares of our common stock equal to the liquidation preference then in effect, divided by the conversion price then in effect, which was initially set at $32.66. The conversion price is subject to periodic adjustment upon the occurrence of certain dilutive events. If it were convertible at January 31, 2008, the preferred stock could be converted into approximately 9.2 million shares of our common stock.
At any time on or after May 25, 2009, we have the right, provided approval of the issuance of the underlying shares of common stock has been obtained, to cause the preferred stock, in whole but not in part, to be automatically converted into common stock at the conversion price then in effect. However, we may exercise this right only if the closing sale price of our common stock immediately prior to conversion equals or exceeds the conversion price then in effect by: (i) 150%, if the conversion is on or after May 25, 2009 but prior to May 25, 2010, (ii) 140%, if the conversion is on or after May 25, 2010 but prior to May 25, 2011, or (iii) 135%, if the conversion is on or after May 25, 2011.
Transfer and Registration Rights
Comverse has had the right to sell the preferred stock since November 25, 2007 in either private or public transactions. Pursuant to a registration rights agreement we entered into concurrently with the Securities Purchase Agreement (“New Registration Rights Agreement”), commencing 180 days after we regain compliance with SEC reporting requirements, and provided that the underlying shares of our common stock have been approved for issuance by our common stockholders, Comverse will be entitled to two demands to require us to register the shares of common stock underlying the preferred stock for resale under the Securities Act of 1933, as amended (the “Securities Act”).
The New Registration Rights Agreement also gives Comverse unlimited piggyback registration rights on certain Securities Act registrations filed by us on our own behalf or on behalf of other stockholders.

Comverse may transfer its rights under the New Registration Rights Agreement to any transferee of the registrable securities that is an affiliate of Comverse or any other subsequent transferee, provided that in each case such affiliate or transferee becomes a party to the New Registration Rights Agreement, agreeing to be bound by all of its terms and conditions.
Comverse’s rights under the New Registration Rights Agreement are in addition to its rights under a previous registration rights agreement we entered into with Comverse shortly before our IPO in 2002. This registration rights agreement (“Original Registration Rights Agreement”) covers all shares of common stock then held by Comverse and any additional shares of common stock acquired by Comverse at a later date. Under the Original Registration Rights Agreement, Comverse is entitled to unlimited demand registrations of its shares on Form S-3. If we are not eligible to use Form S-3, Comverse is also entitled to one demand registration on Form S-1.
Like the New Registration Rights Agreement, the Original Registration Rights Agreement also provides Comverse with unlimited piggyback registration rights. Comverse may transfer its rights under this agreement to an affiliate or other subsequent transferee, subject to the transferee agreeing to be bound by all of its terms and conditions.
10. Stockholders’ Equity
Dividends on Common Stock
We did not declare or pay any dividends on our common stock during the years ended January 31, 2008, 2007, and 2006. Commencing with our issuance of preferred stock, and our entry into term loan and revolving credit facilities in May 2007, we are subject to certain restrictions on declaring and paying dividends on our common stock.
Treasury Stock
Repurchased shares of common stock are recorded as treasury stock, at cost. At January 31, 2008, we held 74,000 shares of treasury stock with a cost of $2.1 million, and at January 31, 2007, we held 28,000 shares of treasury stock with a cost of $0.9 million. We held no treasury stock at January 31, 2006.
Shares of restricted stock awards that are forfeited when the recipient separates their employment prior to the lapsing of the award’s restrictions are recorded as treasury stock.
Our board of directors has approved a program to repurchase shares of our common stock from our independent directors, and such other directors as may from time to time be designated by the board of directors upon vesting of restricted stock grants during our extended filing delay period, in order to provide funds to the recipient for the payment of associated income taxes. From time to time, our board of directors has also approved repurchases from executive officers for the same purpose when a vesting has occurred during a blackout period. We record these repurchases of common stock as treasury stock.

Accumulated Other Comprehensive Loss
In addition to net income (loss), accumulated other comprehensive income (loss) includes items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities and investments. Accumulated other comprehensive income (loss) is presented as a separate line item in the stockholders’ equity section of our consolidated balance sheets, the components of which are detailed in our consolidated statements of stockholders’ equity. Other comprehensive income (loss) items have no impact on our net income (loss) as presented in our consolidated statements of operations.
The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive loss. Income tax effects on unrealized losses on available-for-sale marketable securities were insignificant for all periods presented:

	For the Years Ended January 31,
(in thousands)	2008	2007	2006
Foreign currency translation losses, net	$(610)	$(773)	$(695)
Unrealized losses on available-for-sale marketable securities	—	(12)	(147)

Total accumulated other comprehensive loss	$(610)	$(785)	$(842)

11. Integration, Restructuring and Other, Net
Integration, restructuring and other, net, is comprised of the following for the years ended January 31, 2008, 2007, and 2006:

	For the Years Ended January 31,
(in thousands)	2008	2007	2006
Integration costs	$10,980	$—	$—
Restructuring costs	3,308	—	—
Other legal costs	8,708	—	2,554
Gain on sale of land	—	(765)	—

Total integration, restructuring and other, net	$22,996	$(765)	$2,554

Integration, restructuring and other, net, are unallocated items for segment reporting purposes, as more fully described in Note 18, “Segment, Geographic and Significant Customer Information”.

Restructuring and Integration Costs
We continually review our business, manage costs, and align resources with market demand. As a result, and also in conjunction with the acquisition of Witness in May 2007, as more fully described in Note 5, “Business Combinations”, we took several actions during the year ended January 31, 2008 to reduce fixed costs, eliminate redundancies, strengthen operational focus, and better position us to respond to market pressures or unfavorable economic conditions. As a result, we incurred: (i) restructuring and integration charges from acquiring Witness and integrating Witness into our Workforce Optimization business, as further discussed below under “- Restructuring and Integration Costs Related to our Acquisition of Witness”; and (ii) restructuring charges pertaining to the Video Intelligence business in all of our global regions, as further discussed below under “- Restructuring Costs Related to Our Video Intelligence Business”. We did not incur any restructuring and integration costs during the years ended January 31, 2007 and 2006. The integration and restructuring charges incurred during the year ended January 31, 2008 are included in “Integration, restructuring and other, net” in the accompanying consolidated statement of operations.
The following table summarizes the restructuring and integration charges incurred during the year ended January 31, 2008 related to these actions:

(in thousands)	Restructuring	Integration	Total
Acquisition of Witness	$1,501	$10,980	$12,481
Video Intelligence business	1,807	—	1,807

Total	$3,308	$10,980	$14,288

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, costs associated with the Witness acquisition and Video Intelligence business restructuring activities have been recognized when they were incurred, rather than at the date of a commitment to an exit or disposal plan. Such costs were exclusive of those directly associated with the acquisition of Witness recorded as part of the purchase price. We continually evaluate the adequacy of liabilities accrued under these restructuring initiatives. Although we believe that these estimates accurately reflect the remaining costs of our restructuring plans, actual results may differ, which may require us to record adjustments to the liabilities.
Restructuring and Integration Costs Related to our Acquisition of Witness
Following the acquisition of Witness in May 2007, we immediately formulated and approved a plan to integrate the Witness business with our existing Workforce Optimization business in all regions. We implemented certain staff reductions, and streamlined and improved operations and processes necessary to restructure, integrate, and combine the Witness and Verint businesses, primarily in the following operational areas and functions: (i) products – integrate products and platforms marketed to clients; (ii) sales, marketing and services – centralize and train sales and field marketing personnel, create a dedicated channel and OEM sales group, leverage and increase the combined business’ services helpdesk expertise, and transition to a single global services organization; and (iii) general and administrative – transition finance, human resources and legal support to our facilities in New York and Georgia, and combine information technology and communications organizations, processes and systems. These activities resulted in restructuring and integration charges during the year ended January 31, 2008.

The following table summarizes the activity during the year ended January 31, 2008 associated with only the restructuring charges related to the acquisition of Witness.

(in thousands)	Total
Accrued restructuring costs — January 31, 2007	$—
Costs accrued during the year	1,501
Payments and settlements during the year	(1,081)

Accrued restructuring costs — January 31, 2008	$420

Restructuring expenses associated with the acquisition of Witness consist of severance and related costs recorded during the year ended January 31, 2008 for global workforce reductions of Verint personnel, primarily as a result of redundancies, in sales and marketing, research and development, and administration and support. Throughout the implementation and execution phase of this restructuring plan, the scope would periodically be reevaluated, resulting in revisions to the number of personnel impacted, and the amounts paid under the plan.
The remaining liabilities of $0.4 million for Witness-related restructuring obligations are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet at January 31, 2008.
In addition to the aforementioned restructuring charges, we also incurred certain integration costs of $11.0 million during the year ended January 31, 2008 resulting from the Witness acquisition and the subsequent integration of the Witness and Verint businesses. These costs included $4.1 million of legal, accounting, consulting, and other professional fees, $2.4 million of travel and related costs associated with the integration efforts, and $1.7 million of incremental compensation and personnel costs, primarily for employees temporarily retained following the acquisition solely to assist in integration and knowledge transfer activities. These personnel had no other significant day-to-day responsibilities outside of the integration effort and were generally retained for periods no longer than twelve months. Professional fees primarily relate to legal, accounting, and consulting advice associated with efforts to optimize the legal and tax structure of our global entities, since both Witness and Verint conduct operations in common locations. Integration costs remaining unpaid as of January 31, 2008 were not significant.
Restructuring Costs Related to our Video Intelligence Business
During the quarter ended July 31, 2007, we established and approved a plan to perform a comprehensive assessment of our Video Intelligence business operations, predominantly in our North American and Hong Kong locations. As a result, we implemented certain restructuring initiatives and activities intended to reduce our overall cost structure, improve operations by building areas of more centralized expertise, adjust our organization structure to improve scalability, and enhance our competitive position.

In the year ended January 31, 2008, we recorded $1.8 million of restructuring costs arising from the elimination of certain positions in finance, customer service, sales and marketing, and research and development and, in certain instances, migrating certain positions to lower cost markets, areas of more concentrated expertise, or to corporate locations. Certain staff changes resulted from combining our call centers and customer support sites in Colorado, and better aligning and leveraging our worldwide research and development activities in Hong Kong. Throughout the execution of this restructuring plan, the scope would periodically be reevaluated, resulting in revisions to the number of personnel impacted, and the amounts paid under the plan.
These restructuring costs included $1.5 million of severance and related costs and $0.3 million of consulting and temporary personnel costs.
The following table summarizes the activity associated with the year ended January 31, 2008 restructuring charges related to our Video Intelligence business:

		Consulting
	Severance	and
	and Related	Temporary
(in thousands)	Costs	Staff	Total
Accrued restructuring costs — January 31, 2007	$—	$—	$—
Costs accrued during the year	1,513	294	1,807
Payments and settlements during the year	(597)	(294)	(891)

Accrued restructuring costs — January 31, 2008	$916	$—	$916

The remaining liabilities of $0.9 million for Video Intelligence restructuring obligations as of January 31, 2008 are included within accrued expenses and other current liabilities in the accompanying consolidated balance sheet at January 31, 2008.
Other Legal Costs
During the year ended January 31, 2008, we incurred $8.7 million of legal fees related to an ongoing patent infringement litigation matter, which we are reporting within integration, restructuring and other, net. This litigation was subsequently settled during the year ended January 31, 2009.
During the year ended January 31, 2006, we recorded a $2.6 million charge in connection with a customer dispute. Final resolution of this matter has not yet occurred, pending certain action by the counterparty, and we are currently unable to determine when final resolution will occur.

Gain on Sale of Land
During the year ended January 31, 2007, we sold a parcel of land in Durango, Colorado, realizing a pre-tax gain of $0.8 million.
12. Research and Development, net
A significant portion of our research and development operations occur in Israel. We have historically derived substantial benefits from our participation in a program sponsored by the OCS of the Israel Ministry of Industry, Trade and Labor, for the support of research and development activities conducted in Israel (the “OCS Program”). Our research and development activities have included projects partially funded under the OCS Program whereby the OCS reimburses a portion of our research and development expenditures under approved project budgets.
Our gross research and development expenses for the years ended January 31, 2008, 2007, and 2006, were approximately $91.4 million, $56.1 million, and $39.9 million, respectively. OCS grants amounted to approximately $2.5 million, $2.3 million, and $4.2 million for the years ended January 31, 2008, 2007, and 2006, respectively, which were recorded as a reduction of gross research and development expenses. We recorded other reimbursements of research and development expenses amounting to approximately $1.2 million, $0.8 million, and $0.8 million for the years ended January 31, 2008, 2007, and 2006, respectively.

We capitalize certain costs incurred to develop our commercial software products, and we then recognize those costs within product cost of revenues as the products are sold. Activity for our capitalized software development costs for the three years ended January 31, 2008 was as follows:

	For the Years Ended January 31,
(in thousands)	2008	2007	2006
Capitalized software development costs, net, beginning of year	$9,762	$10,241	$9,814
Software development costs capitalized during the year	4,624	4,492	4,758
Amortization of software development costs	(3,268)	(4,971)	(4,331)
Other	(846)	—	—

Capitalized software development costs, net, end of year	$10,272	$9,762	$10,241

The adjustment of $0.8 million in the year ended January 31, 2008 primarily reflects a charge recorded to recognize the impairment of certain capitalized software development costs determined to be redundant as a result of the May 2007 acquisition of Witness.
13. Income Taxes
The components of income (loss) before income taxes and noncontrolling interest are as follows:

	Year Ended January 31,
(in thousands)	2008	2007	2006
Domestic	$(116,844)	$(8,887)	$9,404
Foreign	(52,972)	(30,570)	2,703

Total income (loss) before income taxes and noncontrolling interest	$(169,816)	$(39,457)	$12,107

The provision for income taxes consists of the following:

	Year Ended January 31,
(in thousands)	2008	2007	2006
Current income tax provision:
Federal	$847	$926	$2,577
State	398	201	633
Foreign	6,492	5,236	1,551

Total current income tax provision	7,737	6,363	4,761

Deferred income tax provision (benefit):
Federal	26,056	(1,416)	3,499
State	1,748	160	579
Foreign	(7,812)	(4,966)	786

Total deferred income tax provision (benefit)	19,992	(6,222)	4,864

Total provision for income taxes	$27,729	$141	$9,625

The reconciliation of the U.S. federal statutory rate to our effective tax rate on income (loss) before income taxes and noncontrolling interest is as follows:

	Year Ended January 31,
(in thousands)	2008	2007	2006
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Income tax provision (benefit) at the U.S. statutory rate	$(59,436)	$(13,810)	$4,237
State tax provision, net of federal benefit	(5,747)	234	788
Foreign taxes at rates different from U.S. federal statutory rate	7,305	2,128	(2,965)
Valuation allowance	73,404	(408)	3,128
Foreign exchange	(860)	(2,495)	806
Stock-based compensation	2,831	4,556	141
Non-deductible expenses	1,063	2,398	759
Tax credits	(2,260)	(1,345)	(1,040)
Tax contingencies	5,495	3,351	4,011
Impairment of goodwill and intangible assets	4,716	5,463	3
Fair value of derivatives	(2,837)	—	—
In-process research and development	2,253	—	998
Changes in tax laws	751	(244)	184
Effect of foreign operations	(94)	(906)	(1,376)
Income from controlled foreign corporations	805	476	—
Other, net	340	743	(49)

Total provision for income taxes	$27,729	$141	$9,625

Effective income tax rate	-16.3%	-0.4%	79.5%
Our operations in Israel have been granted “Approved Enterprise” status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments,1959. Under the terms of the program, income attributable to an approved enterprise is exempt from income tax for a period of two years and is subject to a reduced income tax rate for the subsequent five to eight years (generally 10-25%, depending on the percentage of foreign investment in the Company). These tax incentives decreased our effective tax rates by 1.4%, 0.2%, and 26.4% for the years ended January 31, 2008, 2007 and 2006, respectively.

Deferred tax assets and liabilities consist of the following:

	Year Ended January 31,
(in thousands)	2008	2007	2006
Deferred tax assets:
Accrued expenses	$6,110	$658	$—
Allowance for doubtful accounts	3,508	981	—
Deferred revenue	73,027	73,535	72,820
Inventory	3,814	1,893	1,945
Depreciation of property and equipment	2,613	—	—
Loss carryforwards	83,363	11,354	13,785
Tax credits	9,165	451	616
Stock-based and other compensation	12,325	4,060	1,683
Capitalized research and development expenses	2,898	2,119	1,389
Fair value of derivatives	11,543	—	—
Other long-term liabilities	2,549	—	—
Other (net)	2,339	911	249

Total deferred tax assets	213,254	95,962	92,487

Deferred tax liabilities:
Accrued expenses	—	—	(418)
Allowance for doubtful accounts	—	—	(535)
Deferred cost of revenue	(19,953)	(22,588)	(22,064)
Prepaid expenses	(1,486)	(1,065)	(2,092)
Depreciation of property and equipment	—	(611)	(1,214)
Goodwill and other intangible assets	(79,089)	(898)	(908)

Total deferred tax liabilities	(100,528)	(25,162)	(27,231)

Valuation allowance	(89,060)	(16,049)	(16,601)

Net deferred tax assets	$23,666	$54,751	$48,655

Recorded as:
Current deferred tax assets	$30,991	$33,306	$27,252
Long-term deferred tax assets	12,686	24,595	25,563
Current deferred tax liabilities	(1,021)	(1,202)	(1,013)
Long-term deferred tax liabilities	(18,990)	(1,948)	(3,147)

Net deferred tax assets	$23,666	$54,751	$48,655

At January 31, 2008, 2007, and 2006, we had U.S. federal net operating loss carryforwards ("NOLs") of approximately $205.9 million, $7.3 million, and $12.8 million, respectively. These losses expire in various years ending from January 31, 2016 to 2028. We had state NOLs of approximately $127.9 million, $14.5 million and $18.1 million, in the same respective years, expiring in years ending from January 31, 2009 to 2028. We had foreign NOLs of approximately $62.3 million, $19.6 million and $20.7 million, in the same respective years. At January 31, 2008, all but $4.5 million of these foreign loss carryforwards have indefinite carryforward periods. Certain of these federal, state and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, that impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. The NOLs for tax return purposes are different from the NOLs for financial statement purposes. This is primarily due to the reduction of NOLs for financial statement purposes under FIN 48. We have U.S. federal, state and foreign tax credit carryforwards of approximately $10.2 million, $3.6 million and $2.6 million at January 31, 2008, 2007, and 2006, respectively, the utilization of which is subject to limitation. At January 31, 2008, approximately $3.8 million of these tax credit carryforwards may be carried forward indefinitely. The balance of $6.4 million expires in various years ending from January 31, 2009 to 2028.
We provide income and withholding taxes on undistributed earnings of foreign subsidiaries unless they are indefinitely reinvested. Cumulatively, indefinitely reinvested foreign earnings total approximately $12.1 million at January 31, 2008. If these earnings were repatriated in the future, additional income and withholding tax expense would be accrued. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income taxes that would have to be provided on such earnings.
As required by SFAS No. 109, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that deferred tax assets are not more-likely-than-not realizable, we establish a valuation allowance. We have recorded valuation allowances in the amounts of $89.1 million, $16.1 million and $16.6 million at January 31, 2008, 2007 and 2006, respectively. The $73.0 million increase in the valuation allowance between January 31, 2007 and January 31, 2008 arose primarily as a result of the impact of current and anticipated future losses generated by interest expense related to Witness acquisition indebtedness. The decrease in valuation allowance between the years ended January 31, 2006 and January 31, 2007 is due primarily to the release of valuation allowance in Germany.

The recorded valuation allowance consists of the following:

	Year Ended January 31,
(in thousands)	2008	2007	2006
Balance at beginning of year	$(16,049)	$(16,601)	$(13,444)
Goodwill	—	143	(28)
Provision for (benefit from) income taxes	(73,404)	408	(3,128)
SFAS No. 5 and FIN 48	139	1	(1)
Cumulative translation adjustment	254	—	—

Balance at end of year	$(89,060)	$(16,049)	$(16,601)

In accordance with SFAS No. 123(R), we use a “with-and-without” approach to applying the intra-period allocation rules in accordance with SFAS No. 109. Under this approach, the windfall tax benefit is calculated based on the incremental tax benefit received from deductions related to stock-based compensation. The amount is measured by calculating the tax benefit both “with” and “without” the excess tax deduction; the resulting difference between the two calculations is considered the windfall. We recognized windfall tax benefits of $0.1 million for the year ended January 31, 2007. We did not recognize a windfall benefit in our U.S. income tax provision for the year ended January 31, 2008 because we incurred a net operating loss.
On February 1, 2007, we implemented the provisions of FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to determine whether any amount of tax benefit may be recognized by evaluating tax positions taken or expected to be taken in a tax return and assessing whether, based solely on their technical merits, they are more-likely-than-not sustainable upon examination, including resolution of any related appeals or litigation process. The second step is to measure the amount of associated tax benefit that may be recorded for each position as the largest amount that we believe is more-likely-than-not sustainable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements, determined by applying the prescribed methodologies of FIN 48, represent our unrecognized income tax benefits, which we either record as a liability or as a reduction of the deferred tax asset for net operating losses.
The adoption of FIN 48 as of February 1, 2007, resulted in an increase of $3.4 million to our accumulated deficit and a decrease to our additional paid in capital of $1.7 million. This resulted primarily from an increase in the liability for unrecognized tax benefits, and included the impact of penalties and interest. As of the adoption date of FIN 48, unrecognized tax benefits totaled $27.1 million, of which $10.2 million represents the amount that, if recognized, would have impacted our effective income tax rate.

For the year ended January 31, 2008, the year of our adoption of FIN 48, the aggregate changes in the balance of gross unrecognized tax benefits were as follows:

Year Ended
(in thousands)	January 31, 2008
Gross unrecognized tax benefits as of February 1, 2007	$27,073
Increases as a result of acquisitions	13,619
Increases related to tax positions taken during the current year	5,755
Increases (decreases) related to foreign currency exchange rate fluctuations	1,039
Lapses of statutes of limitation	(583)

Gross unrecognized tax benefits as of January 31, 2008	$46,903

As of January 31, 2008, we had $46.9 million of unrecognized tax benefits, of which $15.9 million represents the amount that, if recognized, would impact the effective income tax rate in future periods. We recorded $1.6 million of interest and penalties related to uncertain tax positions in our provision for income taxes for the year ended January 31, 2008. The accrued liability for interest and penalties as of January 31, 2008, is $6.4 million. Interest and penalties are recorded as a component of the provision for income taxes in the financial statements.
Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. In the U.S., we are no longer subject to federal income tax examination for years prior to January 31, 2004. We are currently in discussions with the Israeli tax authorities regarding adjustments that will be made to income tax returns for the years ended January 31, 2004 through January 31, 2008 due to our restated results of operations. As of January 31, 2008, income tax returns are under examination in the following major tax jurisdictions:

Jurisdiction	Tax Years

United States	January 31, 2004 - January 31, 2007
Canada	January 31, 2004 - January 31, 2008
United Kingdom	December 31, 2003, December 31, 2005
Hong Kong	March 31, 2003 - March 31, 2005, January 31, 2006
We regularly assess the adequacy of our provisions for income tax contingencies in accordance with FIN 48. As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities and lapses of statutes of limitation. We believe that it is reasonably possible that the total amount of unrecognized tax benefits at January 31, 2008 could decrease by approximately $14.9 million in the next twelve months as a result of the settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of certain deferred taxes including the need for additional valuation allowance and the recognition of tax benefits. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

On October 31, 2008, we reached an agreement with the Internal Revenue Service regarding U.S. federal income tax returns for the years ended January 31, 2004 through January 31, 2007.
14. Derivative Financial Instruments
We use derivative financial instruments to manage certain foreign currency and interest rate risks. We do not use derivative financial instruments for trading or speculative purposes.
Foreign Currency Forward Contracts
During the year ended January 31, 2008, we utilized foreign exchange forward contracts to hedge certain operational cash flow exposures resulting from changes in foreign currency exchange rates. These cash flow exposures result from portions of our forecasted operating expenses, primarily compensation and related expenses, which are transacted in currencies other than the U.S. Dollar, primarily the Israeli Shekel and the Canadian Dollar. These foreign currency forward contracts are carried at fair value and have maturities of no longer than twelve months. We enter into these foreign currency forward contracts in the normal course of business to mitigate risks and not for speculative purposes. These foreign currency forward contracts are not designated as hedging instruments under the provisions of SFAS No. 133 and therefore the fair values of the instruments are reported on our consolidated balance sheets within current assets or current liabilities, and gains and losses from changes in their fair values are reported in other income (expense), net. Realized gains or losses on settlements of these contracts are also recorded within other income (expense), net.
During the year ended January 31, 2008, we realized net gains of $1.8 million on settlements of foreign currency forward contracts, and we have $0.3 million of unrealized losses on outstanding foreign currency forward contracts with a notional amount of $11.7 million as of January 31, 2008. The fair value of outstanding foreign currency forward contracts at January 31, 2008 is $0.3 million and is reflected within other current liabilities in the accompanying consolidated balance sheet. We did not execute any foreign currency forward contracts during the years ended January 31, 2007 or January 31, 2006.
Interest Rate Swap Agreement
The interest rates applicable to borrowings under our credit facilities are variable, and we are exposed to risk from changes in the underlying index interest rates, which affect our cost of borrowing. To partially mitigate this risk, and in part because we were required to do so by the lenders, when we entered into our credit facilities in May 2007, we executed a pay-fixed, receive-variable interest rate swap with a high credit-quality multinational financial institution under which we pay fixed interest at 5.18% and receive variable interest of three-month LIBOR on a notional amount of $450.0 million. This instrument is settled with the counterparty on a quarterly basis, and matures on May 1, 2011. As of January 31, 2008, of the $610.0 million of borrowings which were outstanding under the term loan facility, the interest rate on $450.0 million of such borrowings was substantially fixed by utilization of this interest rate swap. Interest on the remaining $160.0 million of borrowings was variable.

The fair value of the instrument is reported on our consolidated balance sheets. However, the interest rate swap is not designated as a hedging instrument under the provisions of SFAS No. 133 and therefore gains and losses from changes in its fair value are reported within other income (expense), net. The impact of quarterly cash settlements of the interest rate swap agreement are also recorded within other income (expense), net. We record gains and losses on this instrument, whether realized or unrealized, within other income (expense), net. For the year ended January 31, 2008 we recorded approximately $29.2 million of net losses on the interest rate swap. These net losses reflect the decline in market interest rates that occurred during the second half of the year ended January 31, 2008. The fair value of the interest rate swap as of January 31, 2008 is $29.6 million in favor of the counterparty. Accordingly, the $8.5 million in fair value expected to settle quarterly over the following 12 months is classified within other current liabilities, and the remaining fair value of $21.1 million is classified as long-term within other liabilities.
Embedded Derivative — Preferred Stock
As discussed in more detail within Note 9, “Convertible Preferred Stock”, we determined that the variable dividend feature of our preferred stock qualifies for accounting as an embedded derivative financial instrument, subject to bifurcation from the preferred stock host contract. The embedded derivative financial instrument was valued using a Monte Carlo simulation model. A Monte Carlo simulation model calculates a probabilistic approximation to the solution of a problem containing multiple variables using repeated statistical random sampling techniques. This feature was determined to be an asset, and was assigned an initial fair value of $0.9 million at the May 25, 2007 issue date of the preferred stock. Subsequent changes in the fair value of the derivative financial instrument are reflected within other income (expense), net. As of January 31, 2008, the fair value of the embedded derivative instrument had increased to $8.1 million. This $7.2 million increase in fair value is reflected within other income (expense), net for the year ended January 31, 2008.
15. Employee Benefit Plans
401(k) Plan
We maintain a 401(k) Plan and similar type plans for our full-time employees in the United States and certain non-U.S. employees of our foreign subsidiaries. The plan in the United States allows eligible employees who attain the age of 21 with three months of service to elect to contribute up to 60% of their annual compensation, subject to the prescribed maximum amount. We match employee contributions at a rate of 50%, up to a maximum annual matched contribution of $2,000 per employee. The plans in foreign subsidiaries are similar to a 401(k) plan, and provide benefits consistent with customary local practices. Employee contributions are always fully vested, while our matching contributions for each year vest on the last day of the calendar year provided the employee remains employed with us on that day. During the years ended January 31, 2008, 2007, and 2006, our matching contributions to the 401(k) Plan amounted to approximately $4.0 million, $2.6 million, and $1.9 million, respectively.

Cash Bonus Retention Program
On February 1, 2007, our board of directors initiated a special retention program for certain of our employees, other than executive officers and directors. The program provided for bonuses to be earned on July 31, 2007 and January 31, 2008. The amount recognized as compensation expense under this program during the year ended January 31, 2008 totaled $15.0 million.
Liability for Severance Pay
We are obligated to make severance payments for the benefit of certain employees of our foreign subsidiaries. Severance payments made to Israeli employees are considered significant compared to all other subsidiaries with severance payments. Under Israeli law, we are obligated to make severance payments to employees of our Israeli subsidiaries, subject to certain conditions. In most cases, our liability for these severance payments is fully provided for by regular deposits to funds administered by insurance providers and by an accrual for the amount of our liability which has not yet been deposited.
Severance expenses for the years ended January 31, 2008, 2007, and 2006, were $2.9 million, $2.0 million, and $1.7 million, respectively.
Stock-Based Compensation and Purchase Plans
Plan Summaries
Most of the share-based incentive awards are provided to employees under the terms of our multiple outstanding stock benefit plans (the “Plans” or “Stock Plans”).
The 1996 Stock Incentive Compensation Plan, as amended, (the “1996 Plan”) was approved by our stockholders and became effective on September 10, 1996. The number of shares reserved under the 1996 Plan may from time to time be reduced to the extent that a corresponding number of issued and outstanding shares of the common stock are purchased by us and set aside for issuance pursuant to awards. The 1996 Plan allows for the granting of awards of deferred stock, restricted stock awards and restricted stock units, incentive and non-qualified stock options, and stock appreciation rights to our employees, directors, and consultants. If any award expires or terminates for any reason without having been exercised in full, the outstanding shares subject thereto shall again be available for the purposes of the 1996 Plan. The 1996 Plan will terminate on March 10, 2012 or at such earlier time as the board of directors may determine. Awards may be granted under the 1996 Plan at any time and from time to time prior to its termination. Any awards outstanding under the 1996 Plan at the time of the termination of the 1996 Plan shall remain in effect until such awards shall have been exercised or shall have expired in accordance with its terms.

On May 25, 2007, in connection with the acquisition of Witness, we assumed a stock plan referred to as the Witness Systems, Inc. Amended and Restated Stock Incentive Plan, as amended (the “1997 Plan”). Under the 1997 Plan, we are permitted to grant awards of deferred stock, restricted stock awards and restricted stock units, incentive and non-qualified stock options, and stock appreciation rights to our employees, directors and consultants. The 1997 Plan contains an evergreen provision, which allows for an increase in the number of shares available for issuance, up to a maximum of 3.0 million shares per year. The deadline for making new awards under the 1997 Plan was November 18, 2009. Additionally, in connection with the acquisition, we assumed certain new-hire inducement grants made by Witness outside of its shareholder-approved equity plans prior to May 25, 2007.
Our stockholders approved the 2004 Stock Incentive Compensation Plan (the “2004 Plan”) on July 27, 2004. Under the 2004 Plan, we are permitted to grant awards of deferred stock, restricted stock awards and restricted stock units, incentive and non-qualified stock options, and stock appreciation rights to our employees, directors, and consultants. To the extent not used under the 1996 Plan, the shares available pursuant to the 2004 Plan may be increased by a maximum of 1.0 million shares for awards granted under the 1996 Plan that are forfeited, expire, or are cancelled on or after July 28, 2004. The 2004 Plan will remain in full force and effect until the earlier of July 27, 2014 or the date it is terminated by our board of directors. Termination of the 2004 Plan shall not affect awards outstanding under the 2004 Plan at the time of termination.
The table below summarizes key data points for the Plans as of January 31, 2008:

	Number of	Number of	Number of
	shares reserved	shares	shares available
(in thousands)	for grant	outstanding	for grant
The 1996 Plan	5,000	1,900	200
The 1997 Plan	6,400	2,700	3,700
The 1997 Blue Pumpkin inducement grants	158	153	5
The 2004 Plan	3,000	2,100	600

Total	14,558	6,853	4,505

Awards granted under the Plans are generally subject to multi-year vesting periods and generally expire 10 years or less after the date of grant. We recognize compensation expense for awards on a straight-line basis over the life of the vesting period, reduced by estimated forfeitures. Upon exercise of stock options, issuance of restricted stock, or issuance of shares under the Plans, we will issue authorized but unissued common stock unless treasury shares are available.

As described in Note 1, “Summary of Significant Accounting Policies”, we adopted the provisions of SFAS No. 123(R) on February 1, 2006. The implementation of SFAS No. 123(R) resulted in the stock-based compensation expense of $31.0 million and $18.6 million for the years ended January 31, 2008 and 2007, respectively. The total income tax benefit recognized for share-based compensation arrangements was $7.8 million and $2.3 million for the years ended January 31, 2008 and 2007, respectively. We capitalized share-based compensation cost of $4.7 million for the fair value of the vested portion of options issued in connection with the acquisition of Witness on May 25, 2007, and included as part of the net assets (goodwill) of Witness.
We recognized share-based compensation expense in the following line items on the consolidated statement of operations for the years indicated:

	For the Years Ended January 31,
(in thousands, except per share amounts)	2008	2007	2006

Component of income (loss) before provision for income taxes:
Cost of revenue — product	$223	$360	$3
Cost of revenue — service and support	4,329	1,279	8
Research and development, net	4,831	3,822	39
Selling, general, and administrative	21,665	13,154	1,115

Stock-based compensation expense	31,048	18,615	1,165
Income tax benefits related to stock-based compensation (before consideration of valuation allowance)	7,750	2,264	300

Stock-based compensation, net of taxes	$23,298	$16,351	$865

Impact on net income (loss) per share:
Basic	$0.72	$0.51	$0.03

Diluted	$0.72	$0.51	$0.03

	For the Years Ended January 31,
(in thousands)	2008	2007	2006

Component of stock-based compensation expense:
Verint stock options	$22,011	$13,276	$—
Verint restricted stock awards and restricted stock units	9,229	3,390	1,137
Comverse stock options	(487)	1,834	28
Verint phantom stock units	295	115	—

Stock-based compensation expense	$31,048	$18,615	$1,165

The table above includes stock-based compensation amounts where we modified certain option awards to revise exercising terms for certain terminated employees and recognized incremental compensation expense of $1.7 million and $2.9 million for the years ended January 31, 2008 and 2007, respectively. Participants in the Plans are currently restricted from exercising options due to our inability to use our S-8 registration statement during our extended filing delay period. As such, we modified grants held by terminated employees by extending the time a terminated employee would normally have to exercise vested stock option awards. The number of employees affected under such modifications was 103 and 92 for the years ended January 31, 2008 and 2007, respectively.

For the year ended January 31, 2007, we recorded an excess tax benefit of $0.1 million as a financing cash flow as required by SFAS No. 123(R). Excess tax benefits were not recognized for the year ended January 31, 2008 as we incurred a taxable loss. The excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits.
Stock Options
When stock options are awarded, the fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility and the expected term are the input factors to that model which require the most significant management judgment. Expected volatility is estimated utilizing daily historical volatility over a period that equates to the expected life of the option. The expected life (estimated period of time outstanding) is estimated using the historical exercise behavior of employees.
We did not grant stock options subsequent to January 31, 2006. However, in connection with our acquisition of Witness on May 25, 2007, options to purchase Witness common stock were converted into options to purchase approximately 3.1 million shares of our stock. The fair value of the option grant was estimated using the Black-Scholes option pricing model with the weighted-average assumptions presented in the following table:

As of May 25,
2007
Expected life (in years)	2.62
Risk-free interest rate	4.88%
Expected volatility	40.5%
Dividend yield	0%
Based on the above assumptions, the weighted average fair value of the stock options on the date of acquisition was $15.02.
See Note 5, “Business Combinations”, for additional information concerning the acquisition of Witness.

The following table summarizes stock option activity under the Plans for the years ended January 31, 2008, 2007, and 2006:

	For the Years Ended January 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
(in thousands, except exercise prices)	Options	Price	Options	Price	Options	Price

Beginning balance	3,003	$23.56	3,151	$23.78	3,689	$21.57
Issued in acquisition (1)	3,065	$20.24	—	$—	—	$—
Granted	—	$—	—	$—	227	$34.34
Exercised	—	$—	(24)	$16.22	(591)	$13.49
Forfeited	(326)	$24.16	(121)	$30.80	(172)	$25.73
Expired	(7)	$8.56	(3)	$17.83	(2)	$16.97

Ending balance	5,735	$21.77	3,003	$23.56	3,151	$23.78

Options exercisable	3,663	$21.17	2,081	$20.57	1,394	$17.59

(1)	On May 25, 2007, 3.3 million non-vested stock options of Witness were converted to options to acquire our stock using the purchase conversion ratio of 0.9335 shares of Verint common stock for every 1.0 share of Witness stock.
As of January 31, 2008, the aggregate intrinsic value for the options vested and exercisable was $9.2 million with a weighted average remaining contractual life of 3.86 years. Additionally, there were 5.5 million options vested and expected to vest with a weighted average exercise price of $21.75, and an aggregate intrinsic value of $9.7 million, with a weighted average remaining contractual life of 3.77 years.
The unrecognized compensation expense calculated under the fair value method for options expected to vest (unvested shares net of expected forfeitures) as of January 31, 2008 was approximately $27.0 million and is expected to be recognized over a weighted average period of 2.12 years.

The following table summarizes information about stock options as of January 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
(in thousands, except exercise prices)	Number of	Remaining	Average	Number of	Average
Range of Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Term	Price	Exercisable	Price
$4.46 – $8.69	584	1.86	$6.78	584	$6.78
$8.86 – $17.00	790	3.78	$15.47	745	$15.60
$17.06 – $18.00	615	2.78	$17.80	264	$17.80
$18.18 – $19.16	612	2.94	$18.74	216	$18.74
$19.39 – $21.75	697	2.77	$21.10	270	$20.96
$22.11 – $23.95	1,008	3.97	$23.47	588	$23.19
$25.01 – $32.16	345	4.38	$28.68	172	$28.97
$34.40 – $34.40	147	7.56	$34.40	83	$34.40
$35.11 – $35.11	913	5.69	$35.11	717	$35.11
$37.99 – $37.99	24	7.64	$37.99	24	$37.99

$4.46 – $37.99	5,735	3.75	$21.77	3,663	$21.17

The following table summarizes key data points for exercised options:

	For the Years Ended January 31,
(in thousands)	2008	2007	2006
The intrinsic value of options exercised	$—	$480	$14,710
Cash received from the exercise of stock options	$—	$382	$7,979
The tax benefit realized from stock options exercised	$—	$107	$3,644
The fair value of options vested	$52,661	$26,641	$15,299

The options granted to employees and officers during the year ended January 31, 2006 vest over four-year periods, and options granted to the members of our board of directors vest over one-year periods. The weighted-average fair value of stock options granted during the year ended January 31, 2006 was $19.03 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Year Ended
January 31,
2006
Expected life (in years)	5.86
Risk-free interest rate	4.27%
Expected volatility	55.0%
Dividend yield	0%
The weighted average fair value of the shares issued under the 2002 Employee Stock Purchase Plan (the “ESPP”) for the offering period of April 2005 to September 30, 2005 was $8.39. The weighted average assumptions that were used are as follows:

Year Ended
January 31,
2006
Expected life (in years)	0.5
Risk-free interest rate	3.13%
Expected volatility	39.0%
Dividend yield	0%
Restricted Stock Awards and Restricted Stock Units
We generally grant restricted stock under the Plans which includes grants of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). The principal difference between these instruments is that RSUs are not shares of our common stock and do not have any of the rights or privileges thereof, including voting or dividend rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of our common stock. Both RSAs and RSUs are subject to certain restrictions and forfeiture provisions prior to vesting.
We have granted RSUs with performance vesting conditions that require us to become current with our filings with the SEC and to be re-listed on a nationally recognized exchange. In addition, we have granted RSUs to executive officers and certain members of senior management that require us to estimate the expected achievement of performance targets over the performance period. The expense associated with such awards is included in our stock-based compensation cost.

RSUs that settle, or are expected to settle, with cash payments upon vesting are reflected as liabilities on our consolidated balance sheet under the provisions of SFAS No. 123(R).
Prior to the adoption of SFAS No. 123(R), unearned compensation for restricted stock awards and restricted stock units, based on the fair value of our common stock at the date of grant, was recorded and shown as a separate component of stockholders’ equity. The unearned compensation was amortized to compensation expense over the restricted stock’s vesting period, which is generally a four-year period. In connection with the adoption of SFAS No. 123(R) on February 1, 2006, we reclassified the unearned compensation recorded as a separate component of stockholders’ equity to additional paid-in-capital within stockholders’ equity. Prior to the adoption of SFAS No. 123(R), compensation expense was being recognized over the restricted stock’s vesting period.
The following table summarizes RSA and RSU activity under the Plans for the years ended January 31, 2008, 2007, and 2006:

	For the Years Ended January 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
(in thousands, except grant date fair value)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Beginning balance	354	$33.88	417	$33.52	137	$28.72
Granted	1,215	$28.64	—	—	316	$34.40
Released	(203)	$32.85	(51)	$30.77	(36)	$23.00
Forfeited	(99)	$29.21	(12)	$34.40	—	—

Ending balance	1,267	$29.39	354	$33.88	417	$33.52

The unrecognized compensation expense related to 1.1 million unvested RSAs and RSUs expected to vest as of January 31, 2008 was approximately $26.9 million with remaining weighted average vesting periods of approximately 1.7 years, and 2.2 years, respectively, over which such expense is expected to be recognized. The total fair value of restricted stock awards and units vested during the years ended January 31, 2008, 2007, and 2006 is $6.7 million, $1.6 million, and $0.8 million, respectively.
Phantom Stock Units
During the year ended January 31, 2007, we began issuing phantom stock units to non-officer employees that settle, or are expected to settle, with cash payments upon vesting, pursuant to the terms of a form of a phantom stock award agreement approved by the board of directors. Phantom stock units provide for the payment of a cash bonus equivalent to the value of our common stock as of the vesting date of the award. Phantom stock units generally have a multi-year vesting. We recognize compensation expense for phantom stock units on a straight-line basis, reduced by estimated forfeitures. The phantom stock units are being accounted for as liabilities under the provisions of SFAS No. 123(R) and as such their value tracks our stock price and is subject to market volatility.

The total accrued liability for phantom stock units was $0.3 million and $0.1 million as of January 31, 2008 and 2007, respectively. Total cash payments made upon vesting of phantom stock units was $0.2 million for the year ended January 31, 2008.
The following table summarizes phantom stock unit activity for the years ended January 31, 2008 and 2007:

	For the Years Ended
	January 31,
(in thousands)	2008	2007
Beginning balance, in units	19	—
Granted	87	19
Released	(17)	—
Forfeited	(4)	—

Ending balance, in units	85	19

The phantom stock units granted during the years ended January 31, 2008 and 2007 primarily vest over three-year periods.
The unrecognized compensation expense related to 63,000 unvested phantom stock units expected to vest as of January 31, 2008 was approximately $1.0 million, based on our stock price of $18.50 at January 31, 2008 with a remaining weighted-average vesting period of approximately 2.1 years over which such expense is expected to be recognized.
Comverse Stock Options
One component of stock-based compensation cost is related to stock options granted to Verint employees who were employed with Comverse when the stock options were issued by Comverse and the related expenses or benefits are recognized in accordance with SFAS No. 123(R). Refer to Note 2, “Corrections of Errors in Previously Issued Consolidated Financial Statements”, for additional information concerning Comverse’s effect on our financial statements. We recorded a reduction to expenses of $0.5 million for the year ended January 31, 2008, and expenses of $1.8 million and $28,000 related to Comverse stock options issued to Verint employees for the years ended January 31, 2007, and 2006, respectively.
ESPP
Effective September 1, 2002, we adopted and implemented the 2002 ESPP, which was amended and restated on May 22, 2003. Any employee who had completed three months of employment and was employed by us on the applicable offering commencement date was eligible to participate in the ESPP Plan. Participants elected to have amounts withheld through payroll deductions at the rate of up to 10% of their annualized base salary, to purchase shares of our common stock at 85% of the lesser of the market price at the offering commencement date or the offering termination date.

The number of shares available under the ESPP is 1.0 million, of which approximately 260,000 have been issued as of the date the ESPP was suspended in March 2006, due to our inability to use our S-8 registration statement during our extended filing delay period.
No expense related to the ESPP was recorded during the years ended January 31, 2008, 2007, and 2006 due to the suspension of the ESPP during these periods resulting from our extended filing delay status. For the year ended January 31, 2006, the ESPP was accounted for under the provisions of APB No. 25 and was considered non-compensatory. However, for purposes of the disclosure-only provisions of SFAS No. 123, we included $0.3 million of stock-based compensation expenses, net of income tax benefits, related to the ESPP in our pro forma operating results disclosure for the year ended January 31, 2006. There were no offering periods subsequent to October 31, 2005 and therefore no dilutive shares outstanding as of January 31, 2006.
16. Related Party Transactions
Relationships with Comverse and its Other Subsidiaries
Preferred Stock Financing
On May 25, 2007, in connection with our acquisition of Witness, we entered into a Securities Purchase Agreement with Comverse pursuant to which Comverse purchased, for cash, an aggregate of 293,000 shares of our preferred stock for $293 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition of Witness. In connection with the sale of the preferred stock we entered into the New Registration Rights Agreement with Comverse. Further details regarding the preferred stock and the related registration rights agreement appear within Note 9, “Convertible Preferred Stock”.
Original Registration Rights Agreement
Shortly before our IPO in 2002, we entered into the Original Registration Rights Agreement with Comverse that covered all shares of common stock then held by Comverse and any additional shares of common stock acquired by Comverse at a later date. Under the Original Registration Rights Agreement, Comverse has the right to demand registration of its shares on a stand-alone filing, or to participate in other registrations we may undertake (piggyback rights). In addition, we are required to pay registration related expenses and indemnify Comverse from liabilities that may arise from sale of shares registered pursuant to the Original Registration Rights Agreement.

Service and Tax Agreements with Comverse
There were, and still are, several agreements in place between us and Comverse and its other subsidiaries, which were executed prior to our IPO in order to allow us to continue to receive certain services from Comverse and its other subsidiaries following our IPO. A separate agreement clarifies the income tax relationship between us and Comverse. Since our IPO, we have established our own systems and reduced or eliminated our reliance on these services. As of January 31, 2008, 2007 and 2006, we had liabilities to Comverse for services under these agreements of $1.3 million. $1.3 million and $1.2 million, respectively, which are presented as liabilities to affiliates on our consolidated balance sheets at those dates. The following is an overview of certain of these agreements with Comverse:
Corporate Services Agreement
Under the Corporate Services Agreement, Comverse formerly provided us with maintenance services for general liability and other insurance policies held by Comverse under which we were covered. During calendar 2006 and 2007, we obtained our own insurance policies, including our own directors’ and officers’ insurance policy, and we are now responsible for our own insurance coverage. In the past, we also received certain administration services from Comverse with respect to employee benefit plans, legal support, and public relations support under this agreement. Following a period of transition, responsibility for these activities was fully transferred us and as of January 31, 2008, we handle all of these functions ourselves. For the years ended January 31, 2008, 2007, and 2006, we recorded expenses of $0.3 million, $0.6 million, and $0.7 million, respectively, for the services provided by Comverse under this agreement. This agreement was terminated effective July 31, 2007.
Enterprise Resource Planning Software Sharing Agreement
Under the Enterprise Resource Planning Software Sharing Agreement, Comverse Ltd., a subsidiary of Comverse, formerly provided us with shared access to its Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”) software for the operation of our business. During the quarter ended October 31, 2007, we completed a separation from Comverse’s ERP/CRM system and fully transitioned to our own internal ERP/CRM system. For the years ended January 31, 2008, 2007, and 2006, we recorded charges of $0.4 million, $0.2 million, and $0.4 million, respectively, for the services under this agreement. The charges for the year ended January 31, 2006 included $0.2 million for ERP software licenses, which we recorded as a capital expenditure.
Satellite Services Agreement
Under the Satellite Services Agreement, Comverse Inc., a subsidiary of Comverse, provides us with the exclusive use of the services of specified employees and facilities of Comverse Inc. located in countries where we do not have our own legal presence or facilities. The fee for this service is equal to the expenses Comverse Inc. incurs in providing these services plus ten percent. For the years ended January 31, 2008, 2007, and 2006, we recorded expenses of $1.1 million, $2.9 million, and $3.2 million, respectively, for the services provided by Comverse Inc. under this agreement. We anticipate that we will continue to use some level of services under this agreement in the future.

Federal Income Tax Sharing Agreement
We are party to a tax sharing agreement with Comverse which applies to periods prior to our IPO in which we were included in Comverse’s consolidated federal tax return. By virtue of its controlling ownership and this tax sharing agreement, Comverse effectively controlled all of our tax decisions for periods ending prior to the completion of our IPO. Under the agreement, for periods during which we were included in Comverse’s consolidated tax return, we were required to pay Comverse an amount equal to the tax liability we would have owed, if any, had we filed a federal tax return on our own, as computed by Comverse in its reasonable discretion. Under the agreement, we were not entitled to receive any payments from Comverse in respect of, or to otherwise take advantage of, any loss resulting from the calculation of our separate tax liability. The tax sharing agreement also provided for certain payments in the event of adjustments to the group’s tax liability. The tax sharing agreement continues in effect until 60 days after the expiration of the applicable statute of limitations for the final year in which we were part of the Comverse consolidated group for tax purposes.
17. Commitments and Contingencies
Operating Leases
We lease office, manufacturing, and warehouse space, as well as certain equipment and vehicles, under noncancellable operating lease agreements. Terms of the leases, including renewal options and escalation clauses, vary by lease. When determining the term of a lease, we include renewal options that are reasonably assured. The lease agreements generally provide that we pay taxes, insurance, and maintenance expenses related to the leased assets over the initial lease term and those renewal periods that are reasonably assured.
Our facility leases may contain rent escalation clauses or rent holidays, commencing at various times during the terms of the agreements. Rent expense on operating leases with scheduled rent increases or holidays during the lease term is recognized on a straight-line basis. The difference between rent expense and rent paid is recorded as deferred rent. Leasehold improvements are depreciated over the shorter of their economic lives, which begin once the assets are ready for their intended use, or the term of the lease.
Rent expense incurred under all operating leases was $12.5 million, $7.8 million, and $5.9 million for the years ended January 31, 2008, 2007, and 2006, respectively.

As of January 31, 2008, our minimum future rentals under non-cancelable operating leases were as follows:

(in thousands)
For the Years Ending January 31,	Amount

2009	$12,492
2010	11,373
2011	10,029
2012	9,461
2013	8,894
2014 and thereafter	10,787

Total	$63,036

During the year ended January 31, 2008, we entered into a non-cancelable operating sublease with a third party to rent space in a location previously utilized by us as a warehouse facility. We expect to receive rental payments totaling $0.4 million over the next 34 months related to the sublease. We had no material sublease arrangements prior to May 2007.
Unconditional Purchase Obligations
In the ordinary course of business, we enter into certain unconditional purchase obligations, which are agreements to purchase goods or services that are enforceable, legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on current needs and are typically fulfilled by our vendors within a relatively short time horizon.
As of January 31, 2008, our unconditional purchase obligations totaled approximately $25.1 million, the majority of which occurred within the subsequent twelve months. Due to the relatively short life of the obligations, the carrying value approximates their fair value at January 31, 2008.

Warranty Liability
The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, for each of the years ended January 31, 2008, 2007, and 2006:

	For the Years Ended January 31,
(in thousands)	2008	2007	2006

Warranty liability, beginning of year	$2,521	$2,237	$2,889
Provisions charged to expenses	266	385	657
Warranty charges	(989)	(364)	(1,284)
Foreign currency translation and other(1)	76	263	(25)

Warranty liability, end of year	$1,874	$2,521	$2,237

(1)	Includes $245 related to the acquisition of Mercom in July 2006.
We accrue for warranty costs as part of our cost of revenue based on associated product costs, labor costs, and associated overhead. Our Workforce Optimization solutions are sold with a warranty of generally one year for hardware and 90 days for software. Our Video Intelligence solutions and Communications Intelligence solutions are sold with warranties that typically range from 90 days to 3 years, and in some cases longer.
Licenses and Royalties
We license certain technology and pay royalties under such licenses and other agreements entered into in connection with research and development activities. As discussed in Note 12, “Research and Development”, prior to calendar 2006, we historically paid royalties to the OCS based on the sales of products successfully developed under the OCS Program. On July 31, 2006, we finalized an arrangement with the OCS pursuant to which we exited the royalty-bearing funding program.
The Israeli law under which the OCS grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel. If we were to seek approval to manufacture products, or transfer technologies, developed using these grants outside of Israel, we could be subject to additional royalty requirements or be required to pay certain redemption fees. If we were to violate these restrictions, we could be required to refund any grants previously received, together with interest and penalties, and may be subject to criminal charges.
Preferred Stock Dividends, Conversion and Redemption
On May 25, 2007, in connection with our acquisition of Witness, we entered into a Securities Purchase Agreement with Comverse under which Comverse purchased, for cash, an aggregate of 293,000 shares of our preferred stock, for $293.0 million. Upon a fundamental change event, as defined, and subject to certain exceptions, the holders of the preferred stock would have the right to require us to purchase the preferred stock for 100% of the liquidation preference then in effect. Fundamental change events include the sale of substantially all of our assets, and certain changes in beneficial ownership, board of directors’ representation and business reorganizations. Further information regarding the terms of the preferred stock, including liquidation preferences, dividends, conversion, and redemption rights are included in Note 9, “Convertible Preferred Stock”.

Off-Balance Sheet Risk
In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2008, we had approximately $13.1 million of outstanding letters of credit and surety bonds relating to these performance guarantees. As of January 31, 2008, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on our consolidated results of operations, financial position, or cash flows. Our historical non-compliance with our performance obligations has been insignificant.
Indemnifications
In the normal course of business, we provide indemnifications of varying scopes to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.
To the extent permitted under Delaware law or other applicable law, we indemnify our directors, officers, employees, and agents against claims they may become subject to by virtue of serving in such capacities for us. We also have contractual indemnification agreements with our directors, officers, and certain senior executives. The maximum amount of future payments we could be required to make under these indemnification arrangements and agreements is potentially unlimited; however, we have insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We are not able to estimate the fair value of these indemnification arrangements and agreements in excess of applicable insurance coverage, if any.
We are party to a business opportunities agreement with Comverse which addresses potential conflicts of interest between Comverse and us. This agreement allocates between Comverse and us opportunities to pursue transactions or matters that, absent such allocation, could constitute corporate opportunities of both companies. Under the agreement, each party is precluded from pursuing opportunities it may become aware of which are offered to an employee of the other party, even if such employee serves as a director of the other entity. We have agreed to indemnify Comverse and its directors, officers, employees and agents against any liabilities as a result of any claim that any provision of the agreement, or the failure to offer any business opportunity to us, violates or breaches any duty that may be owed to us by Comverse or any such person. Unless earlier terminated by the parties, the agreement will remain in place until Comverse no longer holds 20% of our voting power and no one on our board is a director or employee of Comverse.

Litigation
Comverse Investigation-Related Matters
On December 17, 2009, Comverse entered into agreements to settle the following lawsuits previously disclosed by Comverse relating to the matters involved in the Comverse Special Committee investigation which had been brought against Comverse and certain former officers and directors of Comverse: (i) a consolidated shareholder class action before the United States District Court for the Eastern District of New York, In re Comverse Technology, Inc. Securities Litigation; (ii) a shareholder derivative action before the United States District Court for the Eastern District of New York, In re Comverse Technology, Inc. Derivative Litigation; and (iii) a shareholder derivative action before the New York State Supreme Court, Appellate Division, First Department, In re Comverse Technology, Inc. Derivative Litigation.
Verint was not named as a defendant in any of these suits. Igal Nissim, our former Chief Financial Officer, was named as a defendant in the federal and state shareholder derivative actions in his capacity as the former Chief Financial Officer of Comverse, and Dan Bodner, our Chief Executive Officer, was named as a defendant in the federal and state shareholder derivative actions in his capacity as the Chief Executive Officer of Verint (i.e., as the president of a significant subsidiary of Comverse). Mr. Nissim and Mr. Bodner were not named in the shareholder class action suit.
The federal shareholder derivative suit alleges that the defendants breached their fiduciary duties beginning in 1994 by: (i) allowing and participating in a scheme to backdate the grant dates of employee stock options to improperly benefit Comverse’s executives and certain directors; (ii) allowing insiders, including certain of the defendants, to personally profit by trading Comverse’s stock while in possession of material inside information; (iii) failing to properly oversee or implement procedures to detect and prevent such improper practices; (iv) causing Comverse to issue materially false and misleading proxy statements, as well as causing Comverse to file other false and misleading documents with the SEC; and (v) exposing Comverse to civil liability. The plaintiffs originally filed suit on April 20, 2006. The Consolidated, Amended, and Verified Shareholder Derivative Complaint, filed on October 6, 2006, seeks unspecified damages, injunctive relief, including restricting the proceeds of the defendants’ trading activities and other assets, setting aside the election of the defendant directors to the Comverse board of directors, and costs and attorneys’ fees. On December 21, 2007, motions to dismiss the federal shareholder derivative suit were fully briefed on behalf of Comverse as well as the individual defendants, including Mr. Nissim and Mr. Bodner. No decision has been rendered on these motions to dismiss as of the signing of the settlement agreements or as of the filing date of this report.
The state shareholder derivative suit makes similar allegations to the federal shareholder derivative suit. The plaintiffs first filed suit on April 11, 2006. The Consolidated and Amended Shareholder Derivative Complaint, which was filed on September 18, 2006, seeks unspecified damages, injunctive relief, such as restricting the proceeds of the defendants’ trading activities and other assets, and costs and attorneys’ fees.

The agreements in settlement of the above-mentioned actions are subject to notice to Comverse’s shareholders and approval by the federal and state courts in which such proceedings are pending. Neither we nor Mr. Nissim or Mr. Bodner is responsible for making any payments or relinquishing any equity holdings under the terms of the settlement.
Comverse was also the subject of a SEC investigation and resulting civil action regarding the improper backdating of stock options and other accounting practices, including the improper establishment, maintenance, and release of reserves, the reclassification of certain expenses, and the calculation of backlog of sales orders. On June 18, 2009, Comverse announced that it had reached a settlement with the SEC on these matters without admitting or denying the allegations of the SEC complaint.
Verint Investigation-Related Matters
On July 20, 2006, we announced that, in connection with the SEC investigation into Comverse’s past stock option grants which was in process at that time, we had received a letter requesting that we voluntarily provide to the SEC certain documents and information related to our own stock option grants and practices. We voluntarily responded to this request. On April 9, 2008, as we previously reported, we received a “Wells Notice” from the staff of the SEC arising from the staff’s investigation of our past stock option grant practices and certain unrelated accounting matters. These accounting matters were also the subject of our internal investigation. On March 3, 2010, the SEC filed a settled enforcement action against us in the United States District Court for the Eastern District of New York relating to certain of our accounting reserve practices. Without admitting or denying the allegations in the SEC’s Complaint, we consented to the issuance of a Final Judgment permanently enjoining us from violating Section 17(a) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder. The settled SEC action did not require us to pay any monetary penalty and sought no relief beyond the entry of a permanent injunction. The SEC’s related press release noted that, in accepting the settlement offer, the SEC considered our remediation and cooperation in the SEC’s investigation. The settlement was approved by the United States District Court for the Eastern District of New York on March 9, 2010.
On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file our periodic reports under the Exchange Act. Under the SEC’s Wells process, recipients of a Wells Notice have the opportunity to make a Wells Submission before the SEC staff makes a recommendation to the SEC regarding what action, if any, should be brought by the SEC. On January 15, 2010, we submitted a Wells Submission to the SEC in response to this Wells Notice. On March 3, 2010, the SEC issued an Order Instituting Proceedings (“OIP”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. We are currently evaluating the Section 12(j) OIP, including available procedural remedies and intend to defend against the possible suspension or revocation of the registration of our common stock.

On March 26, 2009, a motion to approve a class lawsuit action (the “Labor Motion”) and the class action lawsuit itself (the “Labor Class Action”) (Labor Case No. 4186/09) were filed against our subsidiary, Verint Systems Limited (“VSL”) by a former employee of VSL, Orit Deutsch in the Tel Aviv Labor Court. Mrs. Deutsch purports to represent a class of our employees and ex-employees, who were granted options to buy shares of Verint, and to whom, allegedly, damages were caused as a result of the blocking of the ability to exercise Verint options by our employees or ex-employees. The Labor Motion and the Labor Class Action both claim that we are responsible for the alleged damages due to our status as employer and that the blocking of Verint options from being exercised constitutes default of the employment agreements between the members of the class and VSL. The Labor Class Action seeks compensatory damages for the entire class in an unspecified amount. On July 9, 2009, we filed a motion for summary dismissal and alternatively for the stay of the Labor Motion. A preliminary session was held on July 12, 2009. Mrs. Deutsch filed her response to our response on November 10, 2009. On February 8, 2010, the Tel Aviv Labor Court dismissed the case for lack of material jurisdiction and ruled that it will be transferred to the District Court in Tel Aviv.
Witness Investigation-Related Matters
At the time of our May 25, 2007 acquisition of Witness, Witness was subject to a number of proceedings relating to a stock options backdating internal investigation undertaken and publicly disclosed by Witness prior to the acquisition. The following is a summary of those proceedings and developments since the date of the acquisition.
On August 29, 2006, A. Edward Miller filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of Georgia (Atlanta Division) naming Witness as a nominal defendant and naming all of Witness’ directors and a number of its officers as defendants (Miller v. Gould, et al., Civil Action No. 1:06-CV-2039 (N.D. Ga.)). The complaint alleged purported violations of federal and state law, and violations of certain antifraud provisions of the federal securities laws (including Sections 10(b) and 14(a) of the Exchange Act and Rules 10b-5 and 14a-9 thereunder) in connection with certain stock option grants made by Witness. The complaint sought monetary damages in unspecified amounts, disgorgement of profits, an accounting, rescission of stock option grants, imposition of a constructive trust over the defendants’ stock options and proceeds derived therefrom, punitive damages, reimbursement of attorneys’ fees and other costs and expenses, an order directing Witness to adopt or put to a stockholder vote various proposals relating to corporate governance, and other relief as determined by the court. On March 11, 2009, the Court granted defendants’ motion to dismiss the complaint in its entirety, with prejudice. Plaintiff did not file an appeal and the time to do so under the federal rules has elapsed.

On August 14, 2006, a class action securities lawsuit was filed by an individual claiming to be a Witness stockholder naming Witness and certain of its directors and officers as defendants in connection with certain stock option grants made by Witness (Rosenberg v. Gould, et al., Civil Action No. 1:06-CV-1894 (N.D. Ga.)). The complaint, filed in the U.S. District Court for the Northern District of Georgia, alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaint sought unspecified damages, attorneys’ fees and other costs and expenses, unspecified extraordinary, equitable and injunctive relief, and other relief as determined by the court. On March 31, 2008, the Court granted defendants’ motion to dismiss the complaint in its entirety, with prejudice. On April 29, 2008, plaintiff filed a notice of appeal and on January 9, 2009, the 11th Circuit affirmed the lower court’s dismissal of the complaint. Plaintiff has not pursued further appeal of this decision and the time to do so under the federal rules has elapsed.
On October 27, 2006, Witness received notice from the SEC of an informal non-public inquiry relating to the stock option grant practices of Witness from February 1, 2000 through the date of the notice. On July 12, 2007, we received a copy of the Formal Order of Investigation from the SEC relating to substantially the same matter as the informal inquiry. We and Witness have fully cooperated, and intend to continue to fully cooperate, if called upon to do so, with the SEC regarding this matter. In addition, the U.S. Attorney’s Office for the Northern District of Georgia was also given access to the documents and information provided by Witness to the SEC. Our last communication with the SEC with respect to the matter was in June 2008.
Verint Patent and General Litigation Matters
On December 18, 2006, Trover Group, Inc. (“Trover”) filed a patent infringement suit seeking monetary damages and injunctive relief in the U.S. District Court for the Eastern District of Texas against us, Target Corporation, and The Home Depot, Inc. based on claims of U.S. Patent Nos. 5,751,345 and 5,751,346 (the “Trover Patents”). Trover dismissed Home Depot and Target without prejudice on April 17, 2008 and on April 25, 2008, respectively. Trover also commenced separate patent infringement suits in the U.S. District Court for the Eastern District of Texas against Diebold Incorporated, one of our customers, and against Regions Bank, a user of our video security and surveillance products. On July 21, 2008, we entered into a settlement agreement with Trover. The settlement agreement provides protections to us and other parties that have or had purchased or used certain of our products, including the products at issue in the foregoing litigations. On July 23, 2008, the court dismissed with prejudice all claims asserted against us by Trover.
On October 18, 2005, the Administrative Court of Appeals of Athens entered a final, non-appealable verdict against our wholly-owned subsidiary, Verint Systems UK Ltd. (formerly Comverse Infosys UK Limited) (“Verint UK”), in a dispute between Verint UK and its former customer, the Greek Civil Aviation Authority, which began in June 1999. The Greek Civil Aviation Authority had claimed that the equipment provided to it by Verint UK did not operate properly. The verdict did not contain a calculation of the monetary judgment, but we estimated the amount at approximately $2.6 million based on an earlier decision in the case, exclusive of any interest which may be assessed on the judgment based on the passage of time. The Greek government must seek enforcement of this judgment in the United Kingdom. To date this judgment has not been enforced and we have made no payments.

Witness Patent and General Litigation Matters
At the time of our May 25, 2007 acquisition of Witness, Witness was subject to a number of patent and general litigations that were publicly disclosed by Witness prior to the acquisition. The following is a summary of those proceedings and developments since the date of the acquisition.
Knowlagent
On December 11, 2002, Witness filed a lawsuit in the United States District Court for the Northern District of Georgia, Atlanta Division, against Knowlagent, Inc. (“Knowlagent”), which is the assignee of U.S. Patent Nos. 6,324,282 B1 and 6,459,787 B2. Witness sought a declaration that it did not infringe either of these two patents and a declaration that these patents were invalid and unenforceable. We subsequently reached a settlement agreement with Knowlagent and the case was terminated on August 31, 2007.
Blue Pumpkin
On March 14, 2007, Witness was served with a complaint by Doron Aspitz, the former Chief Executive Officer of Blue Pumpkin Software, Inc. (“Blue Pumpkin”), in California Superior Court for the County of Santa Clara. The complaint named Witness as defendant and asserted eight causes of action, including promissory estoppel and negligent misrepresentation, in connection with Witness’s 2005 acquisition of Blue Pumpkin. The complaint sought over $5.0 million in compensatory damages as well as other unquantified punitive and exemplary damages. On August 10, 2007, Witness successfully removed the suit from the California Superior Court to the Southern District of New York and on August 14, 2007, the plaintiff voluntarily dismissed the suit.
NICE Systems Settlement Agreement
On August 1, 2008, we reached a settlement agreement with NICE to resolve all patent litigations between NICE and Witness in existence at that time. The following is a summary of these litigations, each of which was formally terminated by the applicable court between August 8, 2008 and August 13, 2008:
•	Suit filed on July 20, 2004 in the U.S. District Court for the Southern District of New York by STS Software Systems Ltd. (“STS Software”), a wholly-owned subsidiary of NICE and declaratory judgment action filed the same day by Witness against STS Software in the U.S. District Court for the Northern District of Georgia. These two cases were consolidated to the Northern District of Georgia, where STS Software asserted that certain Witness recording products infringed on claims of U.S. Patent Nos. 6,122,665; 6,865,604; 6,871,229; and 6,880,004 relating to VoIP technology and sought only injunctive relief. A bench trial was held from March 17-21, 2008. On May 23, 2008, the court entered a judgment of non-infringement in our favor.

•	Suit filed on August 30, 2004, in the U.S. District Court for the Northern District of Georgia, Atlanta Division, by Witness against NICE Systems, Inc., a wholly-owned subsidiary of NICE. Witness asserted that NICE’s screen capture products infringed on claims of U.S. Patent Nos. 5,790,790 and 6,510,220. The case was consolidated with a separate February 24, 2005 suit filed by Witness against NICE alleging infringement on the same patents. We were waiting on the court to assign a trial date at the time of the settlement.
•	Suit filed on January 19, 2006, in the U.S. District Court for the Northern District of Georgia, Atlanta Division, by Witness against NICE. Witness asserted that NICE’s speech analytics products infringed on claims of U.S. Patent No. 6,404,857. A jury trial was held from May 12-16, 2008 and the jury returned a verdict in our favor and against NICE on the claims of infringement. The jury also awarded us $3.3 million in damages, however, this award was superseded by the terms of the settlement agreement disclosed above.
•	Suit filed on May 10, 2006, in the U.S. District Court for the District of Delaware by NICE against Witness seeking monetary damages and injunctive relief. NICE asserted that various Witness recording products infringed on claims of U.S. Patent Nos. 5,274,738; 5,396,371; 5,819,005; 6,249,570; 6,728,345; 6,775,372; 6,785,370; 6,870,920; 6,959,079; and 7,010,109. These patents cover various aspects for recording customer interaction communications and traditional call logging. A jury trial was held from January 14-22, 2008, and the jury was unable to reach a verdict, resulting in a mistrial.
•	Declaratory judgment action filed on December 27, 2006, in the U.S. District Court for the Northern District of Georgia by NICE against Witness seeking a declaration that the claims of U.S. Patent No. 6,757,361 (relating to speech analytics) were invalid and that NICE has not infringed this patent. The Court granted our motion to dismiss the case for lack of subject matter jurisdiction on August 10, 2007.
From time to time we or our subsidiaries may be involved in other legal proceedings and/or litigation arising in the ordinary course of our business that might impact our financial position, our results of operations, or our cash flows.
18. Segment, Geographic and Significant Customer Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the enterprise’s chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer is our CODM.
We conduct our business in three operating segments — Enterprise Workforce Optimization Solutions (“Workforce Optimization”), Video Intelligence Solutions (“Video Intelligence”) and Communications Intelligence and Investigative Solutions (“Communications Intelligence”).

Our Workforce Optimization solutions enable large organizations and small-to-medium sized business organizations to extract and analyze valuable information from customer interactions and related operational and transactional data for the purpose of optimizing the performance of their customer service operations, including contact centers, back offices, branches, and remote locations.
Our Video Intelligence solutions help organizations enhance safety and security by enabling them to deploy an end-to-end IP video solution with integrated analytics or evolve to IP video operations without discarding their investments in analog Closed Circuit Television technology.
Our Communications Intelligence solutions are designed to generate evidence and intelligence and are used to detect and neutralize criminal and terrorist threats.
We measure the performance of our operating segments based upon segment revenue and operating segment contribution. Operating segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, research and development, and selling, marketing and administrative expenses. We do not allocate our shared expenses, which include the majority of general and administrative expenses, facilities and communication expenses, purchasing expenses, manufacturing support and logistic expenses, depreciation and amortization, amortization of capitalized software development costs, stock-based compensation, and special charges such as restructuring and integration expenses. These expenses are included in the unallocated expenses section of the table presented below. Revenue from transactions between our operating segments is not material.
The accounting policies used to determine the performance of the operating segments are the same as those described in the summary of significant accounting policies in Note 1, “Summary of Significant Accounting Policies”.
With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment. Consequently, it is not practical to present assets by operating segment. The allocation of goodwill and acquired intangible assets by operating segment appears in Note 6, “Intangible Assets and Goodwill”.

Operating results by segment for the years ended January 31, 2008, 2007, and 2006 were as follows:

(in thousands)	Workforce	Video	Communications
For the Years Ended January 31,	Optimization	Intelligence	Intelligence	Total

2008
Revenue	$260,938	$147,225	$126,380	$534,543

Revenue adjustment	37,254	—	—	37,254

Segment revenue	$298,192	$147,225	$126,380	$571,797

Segment contribution	$112,856	$37,213	$40,173	190,242

Unallocated expenses:
Amortization of other acquired intangible assets				27,249
Impairments of goodwill and other acquired intangible assets				23,370
Stock-based compensation				31,048
Integration, restructuring and other, net				22,996
Other common expenses				200,209

Operating loss				(114,630)
Other expense, net				(55,186)

Loss before taxes and noncontrolling interest				$(169,816)

2007
Segment revenue	$125,982	$122,681	$120,115	$368,778

Segment contribution	$43,357	$23,670	$38,489	105,516

Unallocated expenses:
Amortization of other acquired intangible assets				6,889
Impairments of goodwill and other acquired intangible assets				24,729
Stock-based compensation				18,615
Settlement with OCS				19,158
Integration, restructuring and other, net				(765)
Other common expenses				84,143

Operating loss				(47,253)
Other income, net				7,796

Loss before taxes and noncontrolling interest				$(39,457)

2006
Segment revenue	$68,500	$102,225	$108,029	$278,754

Segment contribution	$16,872	$17,862	$40,728	75,462

Unallocated expenses:
Amortization of other acquired intangible assets				6,354
Stock-based compensation				1,165
Integration, restructuring and other, net				2,554
Other common expenses				61,277

Operating income				4,112
Other income, net				7,995

Income before taxes and noncontrolling interest				$12,107

Workforce Optimization segment revenue reviewed by the CODM includes $37.3 million of additional revenue, primarily related to deferred maintenance and service revenue not recognizable in our GAAP revenues as a result of purchase accounting following our May 2007 acquisition of Witness. We include this additional revenue within our segment revenues because it better reflects our ongoing maintenance and service revenue stream. For additional details see Note 5, “Business Combinations”.
The significant increase in unallocated expenses during the year ended January 31, 2008 reflects higher stock-based compensation costs, higher amortization of intangible assets, higher general and administrative expenses, and certain restructuring, integration, and litigation costs, all associated with the acquisition of Witness.
Unallocated expenses for the year ended January 31, 2008 also include professional fees and other costs associated with our internal investigation, restatement process, and other activities associated with our efforts to prepare and file our delinquent financial reports with the SEC.
Geographic Information
Revenue by major geographic region is based upon the geographic location of the customers who purchase our products. The geographic locations of distributors, resellers and systems integrators who purchase and resell our products may be different from the geographic locations of end customers. The information below summarizes revenue to unaffiliated customers by geographic area for the years ended January 31, 2008, 2007, and 2006:

	For the Years Ended January 31,
(in thousands)	2008	2007	2006

United States	$245,836	$141,457	$128,688
United Kingdom	73,437	40,959	23,642
Other	215,270	186,362	126,424

Total revenue	$534,543	$368,778	$278,754

Our long-lived assets primarily consist of net property and equipment, goodwill and other intangible assets, capitalized software development costs, deferred costs of revenue, and deferred income taxes. We believe that our tangible long-lived assets, which consist of our net property and equipment, are exposed to greater geographic area risks and uncertainties than intangible assets and long-term cost deferrals, because these tangible assets are difficult to move and are relatively illiquid.

Property and equipment, net by geographic area consists of the following as of January 31, 2008, 2007, and 2006:

	As of January 31,
(in thousands)	2008	2007	2006

United States	$12,740	$8,569	$7,312
Israel	12,656	10,643	10,286
Germany	3,535	3,267	3,404
United Kingdom	2,431	1,189	593
Canada	2,014	2,268	1,897
Other	2,939	1,032	614

Total property and equipment, net	$36,315	$26,968	$24,106

Significant Customers
No single customer accounted for more that 10% of our total revenue during any of the years ended January 31, 2008, 2007, and 2006.
19. Subsequent Events
Settlement with NICE Systems
On August 1, 2008, we reached a settlement agreement with NICE to resolve all then-outstanding patent litigations between NICE and Witness. These litigations resulted from a 2004 suit filed by one of NICE’s subsidiaries against Witness alleging that certain Witness products infringed a number of VoIP call recording patents held by NICE. Following the filing of this initial lawsuit, Witness filed two patent infringement suits against NICE alleging infringement of certain screen capture and speech analytics patents and NICE filed a second suit against Witness alleging violation of additional call recording patents. Following a January 2008 trial, a jury in the second suit filed by NICE was unable to reach a verdict, resulting in a mistrial. On May 16, 2008, a jury in the speech analytics case filed by Witness returned a verdict in our favor and against NICE on the claims of infringement and awarded us $3.3 million in damages. However, this award was superseded by the terms of the settlement agreement disclosed above. On May 23, 2008, the court in the initial VoIP suit filed by NICE found in our favor and against NICE on the claims of infringement. For additional information, see Note 17, “Commitments and Contingencies”.

Dividend Rate on Convertible Preferred Stock
Our convertible preferred stock agreement provides that the initial annual dividend rate of 4.25% is subject to potential increase or decrease, dependent upon certain events. One such provision provides that the dividend rate will decline to 3.875% beginning with the first quarter after the initial interest rate on the term loan under the our credit agreement, which is variable, has been reduced by 50 basis points or more. As market interest rates declined during the second half of calendar 2007, this condition was satisfied, and effective February 1, 2008, the dividend rate was reset to 3.875% per annum and is now fixed at this level. For additional information, see Note 9, “Convertible Preferred Stock”.
Gain on Sale of Auction Rate Securities
During the quarter ended January 31, 2008, we concluded that our auction rate security investments had incurred an other-than-temporary impairment in market value and recorded a $4.7 million pre-tax charge to reduce the carrying value of these investments from their original $7.0 million cost. During the year ended January 31, 2009, we sold our auction rate securities to the broker from whom we purchased the securities at par value plus accrued interest. We are aware that at the time, the broker had entered into a settlement agreement with the Attorney General of the State of New York and the North American Securities Administrators Association Task Force. Consequently, we recorded a gain of $4.7 million when the securities were sold to the broker. For additional information, see Note 4, “Short-term Investments”.
Long-term Debt
On February 25, 2008, and again on August 25, 2008, we failed to deliver the requisite financial statements in accordance with the terms of our secured financing arrangement. As a result, the margin over an index utilized to determine interest on borrowings under the agreement increased by 0.25% at each date, or 0.50% in total.
Our $25.0 million revolving line of credit was reduced to $15.0 million during the quarter ended October 31, 2008 as a result of the bankruptcy of Lehman Brothers. In November 2008, we borrowed the full $15.0 million under the revolving line of credit.
Wells Notices
On April 9, 2008, as we previously reported, we received a “Wells Notice” from the staff of the SEC arising from the staff’s investigation of our past stock option grant practices and certain unrelated accounting matters. These accounting matters were also the subject of our internal investigation. On March 3, 2010, the SEC filed a settled enforcement action against us in the United States District Court for the Eastern District of New York relating to certain of our accounting reserve practices. Without admitting or denying the allegations in the SEC’s Complaint, we consented to the issuance of a Final Judgment permanently enjoining us from violating Section 17(a) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder. The settled SEC action did not require us to pay any monetary penalty and sought no relief beyond the entry of a permanent injunction. The SEC’s related press release noted that, in accepting the settlement offer, the SEC considered our remediation and cooperation in the SEC’s investigation. The settlement was approved by the United States District Court for the Eastern District of New York on March 9, 2010.

On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file our periodic reports under the Exchange Act. On March 3, 2010, the SEC issued an OIP pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. We are currently evaluating the Section 12(j) OIP, including available procedural remedies and intend to defend against the possible suspension or revocation of the registration of our common stock.
Impairment of Goodwill
In connection with the preparation of our consolidated financial statements for the year ended January 31, 2009, we are finalizing the evaluation of our goodwill and other acquired intangible assets for possible impairments in carrying values. While this evaluation is not yet complete, our preliminary evaluation indicates that certain goodwill in both our Video Intelligence and Workforce Optimization operating segments has become impaired.
We estimate that the non-cash impairment charges related to our Video Intelligence and Workforce Optimization operating segments will be from $3 million to $23 million, and from $11 million to $23 million, respectively. These impairment charges, once finalized, will be reflected in our consolidated financial statements for the year ended January 31, 2009.
We believe these preliminary impairments are primarily due to the continued global economic downturn, which has lowered demand for our products, as well as changes in business strategy in both our video security business in the Asia Pacific market and our performance management consulting business.
Business Combination
On February 4, 2010, our wholly-owned subsidiary, Verint Americas Inc., acquired all of the outstanding shares of Iontas Limited ("Iontas"), a privately held provider of desktop analytics solutions. Prior to this acquisition, we licensed certain technology from Iontas, whose solutions measure application usage and analyze workflows to help improve staff performance in contact center, branch and back-office operations environments. We acquired Iontas for approximately $15.2 million in cash (net of cash acquired) and potential additional earn-out payments of up to $3.8 million, tied to certain targets being achieved over the next two years. The initial purchase price allocation for this acquisition is not yet available, as we have not completed the appraisals necessary to assess the fair values of the tangible and identified intangible assets acquired and liabilities assumed, the assets and liabilities arising from contingencies (if any), and the amount of goodwill to be recognized as of the acquisition date.
20. Selected Quarterly Financial Information (Unaudited)
Summarized consolidated quarterly financial information for the years ended January 31, 2008 and 2007 appears in the following tables:

	For the Quarters Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2007	2007	2007	2008

Revenue	$89,371	$128,325	$158,135	$158,712
Gross profit	48,721	70,056	91,246	94,478
Loss before income taxes and noncontrolling interest	(11,611)	(44,691)	(34,869)	(78,645)
Net loss	(9,207)	(75,611)	(35,101)	(78,690)
Net loss applicable to common shares	(9,207)	(77,931)	(38,265)	(81,887)

Basic and diluted net loss per share	$(0.29)	$(2.42)	$(1.19)	$(2.54)

	For the Quarters Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2006	2006	2006	2007

Revenue	$93,355	$92,327	$82,337	$100,759
Gross profit	46,879	30,818	45,733	54,077
Income (loss) before income taxes and noncontrolling interest	1,210	(14,820)	(2,850)	(22,997)
Net income (loss)	913	(16,705)	(3,163)	(21,564)
Net income (loss) applicable to common shares	913	(16,705)	(3,163)	(21,564)

Basic and diluted net income (loss) per share	$0.03	$(0.52)	$(0.10)	$(0.67)

The May 2007 acquisition of Witness had significant impacts to our quarterly operating results, including the following:
•	an increase in revenue beginning in the quarter ended July 31, 2007;
•	additional amortization of intangible assets of $6.1 million, $8.3 million, and $8.2 million for the quarters ended July 31, 2007, October 31, 2007, and January 31, 2008, respectively;
•	a charge for in-process research and development of $6.4 million in the quarter ended July 31, 2007;
•	integration costs incurred to support and facilitate the combination of Verint and Witness into a single organization, of $0.2 million, $4.8 million, $3.2 million, and $2.8 million for the four quarterly periods ended January 31, 2008, respectively;
•	legal fees associated with pre-existing litigation between Witness and a competitor of $1.3 million, $2.4 million, and $5.0 million for the quarters ended July 31, 2007, October 31, 2007, and January 31, 2008, respectively;
•	interest expense on our term loan of $9.9 million, $12.6 million, and $11.9 million for the quarters ended July 31, 2007, October 31, 2007, and January 31, 2008, respectively;
•	realized and unrealized losses on our interest rate swap of $1.5 million, $6.9 million, and $20.8 million for the quarters ended July 31, 2007, October 31, 2007, and January 31, 2008, respectively; and
•	unrealized gains on an embedded derivative financial instrument related to the variable dividend feature of our convertible preferred stock of $0.8 million, $1.9 million, and $4.5 million for the quarters ended July 31, 2007, October 31, 2007, and January 31, 2008, respectively.
The quarter ended July 31, 2006 includes a $19.2 million charge related to the settlement of our obligations to the OCS in Israel under the royalty program in which we were participating.
The quarters ended January 31, 2008 and 2007 include non-cash charges to recognize impairments of goodwill and long-lived intangible assets of $23.4 million and $24.7 million, respectively.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERINT SYSTEMS INC. (Registrant)
March 16, 2010	By:	/s/ Dan Bodner
Dan Bodner, President and Chief Executive Officer

March 16, 2010	By:	/s/ Douglas E. Robinson
Douglas E. Robinson, Chief Financial Officer
(Principal Financial Officer and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dan Bodner Dan Bodner, Chief Executive Officer and President; Director of Verint Systems Inc. (Principal Executive Officer)	March 16, 2010

/s/ Douglas E. Robinson Douglas E. Robinson, Chief Financial Officer of Verint Systems Inc. (Principal Financial Officer and Principal Accounting Officer)	March 16, 2010

/s/ Paul D. Baker Paul D. Baker, Director of Verint Systems Inc.	March 16, 2010

/s/ John Bunyan John Bunyan, Director of Verint Systems Inc.	March 16, 2010

/s/ Andre Dahan Andre Dahan, Chairman of the Board of Directors of Verint Systems Inc.	March 16, 2010

/s/ Victor A. DeMarines Victor A. DeMarines, Director of Verint Systems Inc.	March 16, 2010

/s/ Kenneth A. Minihan Kenneth A. Minihan, Director of Verint Systems Inc.	March 16, 2010

/s/ Larry Myers Larry Myers, Director of Verint Systems Inc.	March 16, 2010

/s/ Howard Safir Howard Safir, Director of Verint Systems Inc.	March 16, 2010

/s/ Shefali Shah Shefali Shah, Director of Verint Systems Inc.	March 16, 2010

/s/ Stephen M. Swad Stephen M. Swad, Director of Verint Systems Inc.	March 16, 2010

/s/ Lauren Wright Lauren Wright, Director of Verint Systems Inc.	March 16, 2010