Form 10-K
period 2009-01-31
VERINT SYSTEMS INC
filed 2010-04-08
CIK 1166388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended January 31, 2009
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
Common Stock, $.001 par value per share
Title of class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the Pink OTC Markets Inc. on the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2009) was approximately $164,409,515.
There were 32,634,352 shares of the registrant’s common stock outstanding on March 18, 2010.

i

Cautionary Note on Forward-Looking Statements
Certain statements discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurances that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results or performance to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, and other factors that could cause our actual results to differ materially from our forward-looking statements include, among others:
•	risks relating to the filing of our Securities and Exchange Commission (“SEC”) reports, including the occurrence of known contingencies or unforeseen events that could delay our plan for completion of our outstanding financial statements, management distraction, and significant expense;

•	risk associated with the SEC’s initiation of an administrative proceeding on March 3, 2010 to suspend or revoke the registration of our common stock under the Exchange Act due to our previous failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005;

•	risks that the delay in the filing of our Annual Report on Form 10-K for the years ended January 31, 2008, 2007, and 2006, this report, and/or the Quarterly Reports on Form 10-Q for each of the quarters ended April 30, July 31, and October 31, 2009 may cause us to be delayed in the completion of the audit of our financial statements for the year ended January 31, 2010, resulting in a default under our credit facility if not completed and delivered to the lenders by May 1, 2010 and an event of default if not completed and delivered to the lenders by May 31, 2010 (which could result in the holders of the debt declaring all amounts outstanding to be immediately due and payable);

•	risks related to the announcement by Standard & Poor’s (“S&P”) on January 29, 2010 that our credit rating had been placed on CreditWatch Developing, or that S&P could downgrade our credit ratings;

•	risks associated with being a consolidated, controlled subsidiary of Comverse Technology, Inc. (“Comverse”) and formerly part of Comverse’s consolidated tax group, including risk of any future impact on us resulting from Comverse’s special committee investigation and restatement or related effects, and risks related to our dependence on Comverse to provide us with accurate financial information, including with respect to stock-based compensation expense and net operating loss carryforwards (“NOLs”) for our financial statements;

•	uncertainty regarding the impact of general economic conditions, particularly in information technology spending, on our business;

•	risk that our financial results will cause us not to be compliant with the leverage ratio covenant under our credit facility;

•	risk that customers or partners delay or cancel orders or are unable to honor contractual commitments due to liquidity issues, challenges in their business, or otherwise;

•	risk that we will experience liquidity or working capital issues and related risk that financing sources will be unavailable to us on reasonable terms or at all;

•	uncertainty regarding the future impact on our business of our internal investigation, restatement, extended filing delay, and the SEC’s administrative proceeding, including customer, partner, employee, and investor concern and potential customer and partner transaction deferrals or losses;

•	risks relating to the remediation or inability to adequately remediate material weaknesses in our internal controls over financial reporting and relating to the proper application of highly complex accounting rules and pronouncements in order to produce accurate SEC reports on a timely basis;

•	risks relating to our implementation and maintenance of adequate systems and internal controls for our current and future operations and reporting needs;

•	risk of possible future restatements if the special processes being used to prepare the financial statements contained in this report or the regular recurring processes that will be used to produce future SEC reports are inadequate;

•	risk associated with current or future regulatory actions or private litigations relating to our internal investigation, restatement, or delay in timely making required SEC filings;

•	risk that we will be unable to re-list our common stock on a national securities exchange and maintain such listing;

•	risks associated with Comverse controlling our board of directors and a majority of our common stock (and therefore the results of any significant stockholder vote);

•	risks associated with significant leverage, resulting from our current debt position;

•	risks due to aggressive competition in all of our markets, including with respect to maintaining margins and sufficient levels of investment in the business and with respect to introducing quality products which achieve market acceptance;

•	risks created by continued consolidation of competitors or introduction of large competitors in our markets with greater resources than us;

•	risks associated with significant foreign and international operations, including exposure to fluctuations in exchange rates;

•	risks associated with complex and changing local and foreign regulatory environments;

•	risks associated with our ability to recruit and retain qualified personnel in all geographies in which we operate;

•	challenges in accurately forecasting revenue and expenses;

•	risks associated with acquisitions and related system integrations;

•	risks relating to our ability to improve our infrastructure to support growth;

•	risks that our intellectual property rights may not be adequate to protect our business or that others may make claims on our intellectual property or claim infringement on their intellectual property rights;

•	risks associated with a significant amount of our business coming from domestic and foreign government customers;

•	risk that we improperly handle sensitive or confidential information or perception of such mishandling;

•	risks associated with dependence on a limited number of suppliers for certain components of our products;

•	risk that we are unable to maintain and enhance relationships with key resellers, partners, and systems integrators; and

•	risk that use of our NOLs or other tax benefits may be restricted or eliminated in the future.
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

Explanatory Note
General. This report of Verint Systems Inc. (together with its consolidated subsidiaries, “Verint”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) is for the year ended January 31, 2009, with expanded financial and other disclosures in lieu of filing separate Quarterly Reports on Form 10-Q for each of the quarters ended April 30, 2008, July 31, 2008, and October 31, 2008. We believe that the filing of this expanded annual report enables us to provide information to investors in a more efficient manner than separately filing each of the quarterly reports described above. In addition, the information relating to our business and related matters in this report includes certain information for periods after January 31, 2009. We intend to file, as soon as practicable, our Quarterly Reports on Form 10-Q for each of the quarters ended April 30, 2009, July 31, 2009, and October 31, 2009.
This report has been delayed due to the previously announced accounting reviews and internal investigations at Comverse and at Verint, together with the resulting restatement of certain items and the making of other corrective adjustments to our previously-filed historical financial statements for periods through January 31, 2005, all of which were described in our comprehensive Annual Report on Form 10-K for the years ended January 31, 2008, 2007, and 2006 filed on March 17, 2010 (the “Comprehensive Form 10-K”). The Comverse investigation, conducted by a special committee of Comverse’s board of directors, primarily related to Comverse’s practices and accounting for stock options, reserves, and certain other accounting areas. Our internal investigation primarily related to our practices and accounting for reserves in periods prior to the year ended January 31, 2003, and was triggered by the Comverse investigation. Our accounting reviews primarily related to our historical revenue recognition methodology. Please see our Comprehensive Form 10-K for a more detailed explanation of the facts and circumstances giving rise to our filing delay and the impact of the Comverse investigation, our internal investigation, and our accounting reviews on us and our financial statements. Please see also “Controls and Procedures” under Item 9A of this report for a discussion of material weaknesses in our internal controls over financial reporting which existed as of January 31, 2009 and related remediation efforts.
This Annual Report on Form 10-K supersedes the information provided in our Current Report on Form 8-K filed on February 3, 2010, including the preliminary unaudited financial information and highlights and the notes thereto included as Exhibit 99.2 in such Form 8-K.
Other Information. As a result of the delay in filing our periodic reports with the SEC, we were unable to comply with the listing standards of NASDAQ and our common stock was suspended from trading effective February 1, 2007 and formally de-listed effective June 4, 2007.

v

On April 9, 2008, as we previously reported, we received a “Wells Notice” from the staff of the SEC arising from the staff’s investigation of our past stock option grant practices and certain unrelated other accounting matters. These accounting matters also were the subject of our internal investigation. On March 3, 2010, the SEC filed a settled enforcement action against us in the United States District Court for the Eastern District of New York relating to certain of our accounting reserve practices. Without admitting or denying the allegations in the SEC’s Complaint, we consented to the issuance of a Final Judgment permanently enjoining us from violating Section 17(a) of the Securities Act, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder. The settled SEC action did not require us to pay any monetary penalty and sought no relief beyond the entry of a permanent injunction. The SEC’s related press release noted that, in accepting the settlement offer, the SEC considered our remediation and cooperation in the SEC’s investigation. The settlement was approved by the United States District Court for the Eastern District of New York on March 9, 2010.
On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file our periodic reports under the Exchange Act. On March 3, 2010, the SEC issued an Order Instituting Proceedings (“OIP”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 25, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. We are currently evaluating the Section 12(j) OIP, including available procedural remedies, and intend to defend against the possible suspension or revocation of the registration of our common stock.

PART I
Item 1. Business
As discussed under “Explanatory Note”, this report is the annual report for the year ended January 31, 2009.  However, as a result of the gap in our public financial reporting and the significant changes we have made to our business in the interim, the information in this Item 1 includes certain updated information for periods after January 31, 2009.
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
In the enterprise market, our workforce optimization solutions help organizations enhance customer service operations in contact centers, branches, and back-office environments to increase customer satisfaction, reduce operating costs, identify revenue opportunities, and improve profitability. In the security intelligence market, our video intelligence, public safety, and communications intelligence solutions are vital to government and commercial organizations in their efforts to protect people and property and neutralize terrorism and crime.
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
Company Background
We were incorporated in Delaware in February 1994 as a wholly owned subsidiary of Comverse. Our initial focus was on the commercial call recording market, which at the time was transitioning from analog tape to digital recorders.  In 1999, we expanded into the security market by combining with another division of Comverse focused on the communications interception market.  In 2001, we further expanded our security offering into video security through a combination of our business with Loronix® Information Systems, Inc., which had been previously acquired by Comverse.
In May 2002, we completed our initial public offering (“IPO”), and, today, Comverse holds approximately a 67% ownership position in us (assuming conversion of all of our Series A Convertible Preferred Stock, par value $0.001 per share (“preferred stock”), into common stock). Since our IPO, we have acquired a number of companies that have strengthened our position in both the enterprise workforce optimization and security intelligence markets. Our largest acquisition was of Witness Systems, Inc. (“Witness”) in May 2007, which strengthened our leadership position in the enterprise workforce optimization market.
We participate in the enterprise workforce optimization and security intelligence markets through three operating segments: Enterprise Workforce Optimization Solutions (“Workforce Optimization”), Video Intelligence Solutions™ (“Video Intelligence”), and Communications Intelligence and Investigative Solutions™ (“Communications Intelligence”), each of which is described in greater detail below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7. See also Note 17, “Segment, Geographic, and Significant Customer Information” to the consolidated financial statements included in Item 15 for additional information and financial data about each of our operating segments and geographic regions.
Through our website at www.verint.com, we will make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as amendments to those reports filed or furnished by us pursuant to Section 13(a) or Section 15(d) of the Exchange Act, free of charge, as soon as reasonably practicable after we file such materials with the SEC. Any documents that we file with the SEC can also be read and copied at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information. Our filings are also available at the SEC’s website at www.sec.gov. Our website address set forth above is not intended to be an active link and information on our website is not incorporated in, and should not be construed to be a part of, this report.

The Enterprise Workforce Optimization Solutions Segment
We are a leading provider of enterprise workforce optimization software and services. Our solutions enable organizations to extract and analyze valuable information from customer interactions and related operational data in order to make more effective, proactive decisions for optimizing the performance of their customer service operations, improving the customer experience, and enhancing compliance. Marketed under the Impact 360® brand to contact centers, back offices, branch and remote offices, and public safety centers, these solutions comprise a unified suite of enterprise workforce optimization applications and services that include Internet Protocol (“IP”) and legacy Time-Division Multiplexing (“TDM”) voice recording and quality monitoring, speech and data analytics, workforce management, customer feedback, eLearning and coaching, performance management, and desktop productivity/ application analysis. These applications can be deployed stand-alone or in an integrated fashion.
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
In order to make better decisions to achieve these goals, we believe that organizations increasingly seek to leverage valuable data collected from customer interactions and associated operational activities. However, customer service solutions have traditionally been deployed in the contact center as stand-alone applications, which prevented information from being shared and analyzed across multiple/related applications. These solutions also lacked functionality for analyzing unstructured information, such as the content of phone calls and email. As a result, organizations historically based their customer service-related business decisions on a fraction of the information available to them.
We believe that customer-centric organizations today seek unified, innovative workforce optimization solutions delivered by a single vendor to better manage customer service operations across the enterprise. We believe that the key business and technology trends driving demand for workforce optimization solutions include:
Integration of Workforce Optimization Applications
We believe that organizations increasingly seek a unified workforce optimization suite that includes call recording and quality monitoring, speech and data analytics, workforce management, customer feedback, performance management, eLearning, and coaching, as well as pre-defined business integrations. Such a unified workforce optimization suite can provide business and financial benefits, create a foundation for continuous improvement through a closed loop feedback process, and improve collaboration among various functions throughout the enterprise. For example:
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

Migration to Voice over Internet Protocol (“VoIP”) Technologies
Many enterprises are replacing their contact centers’ legacy voice (TDM) infrastructures with VoIP telephony infrastructure. These upgrades typically require new deployments of workforce optimization solutions that are designed to support IP or hybrid TDM/IP environments.
Our Enterprise Workforce Optimization Solutions Portfolio
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
The following table summarizes our portfolio of Workforce Optimization solutions.

Solution	Description
Quality Monitoring	Records multimedia interactions based on user-defined business rules and provides sophisticated interaction assessment functionality, including intelligent evaluation forms and automatic delivery of calls for evaluation according to quotas or contact-related criteria, to help enterprises evaluate and improve the performance of customer service staff.
Full-Time and Compliance Recording	Provides contact center recording for compliance, sales verification, and monitoring in IP, traditional TDM, and mixed telephony environments. Includes encryption capabilities to help support the Payment Card Industry Data Security Standard and other regulatory requirements for protecting sensitive data.
Workforce Management	Helps enterprises forecast staffing requirements, deploy the appropriate level of resources, and evaluate the productivity of their customer service staff. Also includes optional strategic planning capabilities to help determine optimal hiring plans.
Customer Interaction Analytics (Speech, Data, and Customer Feedback)	Our speech analytics solutions analyze call content for the purpose of proactively identifying business trends, building effective cost containment and customer service strategies, and enhancing quality monitoring programs.

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

Solution	Description
Performance Management	Provides a comprehensive view of key performance indicators (“KPIs”), with performance scorecards and reports on customer interactions, customer experience trends, and contact center, back office, branch, remote office, and customer service staff performance.
eLearning and Coaching	Enables enterprises to deliver Web-based training to customer service staff desktops, including learning clips created from recordings and other customized materials targeted to staff needs and competencies.
Desktop Activity Management	Captures information from customer service employee interactions with their desktop applications to provide insights into productivity, training issues, process adherence, and bottlenecks.
Workforce Optimization for Small-to-Medium Sized Businesses (“SMB”)	Designed for smaller companies (with contact centers), which increasingly face the same business requirements as their larger competitors. Enables companies of all sizes to boost productivity, reduce attrition, capture and evaluate interactions, and satisfy compliance and risk management requirements in a cost-effective way.
Public Safety	Includes quality monitoring, speech analytics, and full-time and compliance recording solutions under the brand Impact 360 for Public Safety Powered by Audiolog™. Our public safety solution allows first responders (police, fire departments, emergency medical services, etc.) in the Security Intelligence market to deploy workforce optimization solutions to record, manage, and act on incoming assistance requests and related data.
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
Consistent with this trend, the video security market continues to experience a technology transition from relatively passive analog CCTV video systems, which use analog equipment and closed networks and generally provide only basic recording and viewing capabilities, to more sophisticated, proactive, network-based IP video systems that use video management software to efficiently collect, manage, and analyze large amounts of video over networks and feature analytics. We believe this transition from passive analog systems to network-based digital systems greatly improves the ability of organizations to quickly and efficiently detect security breaches and deliver video and data across the enterprise and to outside agencies in order to address security threats, improve operational efficiency, and comply with cost containment mandates.
While the security market is evolving to networked IP video solutions, many organizations have already made significant investments in analog technology. Our Nextiva solutions allow these organizations to cost effectively migrate to networked IP video without discarding their existing analog investments. Designed on an open platform, our solutions facilitate inter-operability with our customers’ business and security systems and with complementary third-party products, such as cameras, video analytics, video management software, command and control systems, and access control systems.
Our Video Intelligence Solutions Portfolio
We are a leader in the networked video market with Nextiva, a comprehensive, end-to-end, networked IP video solution portfolio. The following table summarizes our portfolio of Video Intelligence solutions.

Solution	Description
IP Video Management Software	Simplifies management of large volumes of video and geographically dispersed video surveillance operations, with a suite of applications that includes automated system health monitoring, policy-based video distribution, networked video viewing, and investigation management. Designed for use with industry-standard servers and storage solutions and for inter-operability with other enterprise systems.
Edge Devices	Captures, digitizes, and transmits video across enterprise networks, providing many of the benefits of IP video while using existing analog CCTV investments. Includes IP cameras, bandwidth-efficient video encoders to convert analog images to IP video for transmission over IP networks, and wireless devices that perform both video encoding and wireless IP transmission, facilitating video surveillance in areas too difficult or expensive to wire.

Solution	Description
Video Analytics	Analyzes video content to automatically detect anomalies and activities of interest, such as perimeter intrusion, unattended objects, camera tampering, and vehicles moving in the wrong direction. Also includes industry-specific analytics applications focused on the behavior of people in retail and other environments.
Networked DVRs	Performs networked digital video recording utilizing secure, embedded operating systems and market-specific data integrations for applications that require local storage, as well as remote networking.
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
The Communications Intelligence and Investigative Solutions Segment
We are a leading provider of Communications Intelligence solutions that help law enforcement, national security, intelligence, and other government agencies effectively detect, investigate, and neutralize criminal and terrorist threats. Our solutions are designed to handle massive amounts of unstructured and structured information from different sources, quickly make sense of complex scenarios, and generate evidence and intelligence. Our portfolio includes solutions for communications interception, service provider compliance, mobile location tracking, fusion and data management, financial crime investigation, Web intelligence, integrated video monitoring, and tactical communications intelligence. These solutions can be deployed stand-alone or collectively, as part of a large-scale system to address the needs of large government agencies that require advanced, comprehensive solutions.

The Communications Intelligence and Investigative Solutions Market and Trends
We believe that terrorism, criminal activities, including financial fraud and drug trafficking, and other security threats, combined with an expanding range of communication and information media, are driving demand for innovative security solutions that collect, integrate, and analyze information from voice, video, and data communications, as well as from other sources, such as private and public databases. We believe the key trends driving demand for our Communications Intelligence solutions are:
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
Legal and Regulatory Compliance Requirements
In many countries, communications service providers are mandated by government regulation to satisfy certain technical requirements for delivering communication content and data to law enforcement and government authorities. For example, in the United States, requirements have been established under the Communications Assistance for Law Enforcement Act (“CALEA”). In Europe, similar requirements have been adopted by the European Telecommunications Standards Institute (“ETSI”). In addition, many law enforcement and government agencies around the world are mandated to ensure compliance with laws and regulations related to criminal activities, such as financial crime. We believe these laws and regulations are creating demand for our Communications Intelligence solutions.
Our Communications Intelligence and Investigative Solutions Portfolio
We are a leader in the market for communications intelligence solutions, which are marketed under the RELIANT™, VANTAGE®, STAR-GATE™, X-TRACT®, and ENGAGE™ brand names. The following table summarizes our portfolio of Communications Intelligence solutions.

Solution	Description
Communications Interception	Enables the interception, monitoring, and analysis of information collected from a wide range of communications networks, including fixed and mobile networks, IP networks, and the Internet. Includes lawful interception solutions designed to intercept specific target communications pursuant to legal warrants and mass interception solutions for investigating and proactively addressing criminal and terrorist threats.

Solution	Description
Communications Service Provider Compliance	Enables communication service providers to collect and deliver to government agencies specific call-related information in compliance with CALEA, ETSI, and other compliance regulations and standards. Includes a scalable warrant and subpoena management system for efficient, cost-effective administration of legal warrants across multiple networks and sites.
Mobile Location Tracking	Tracks the location of mobile network devices for intelligence and evidence gathering, with analytics and workflow designed to support investigative activities. Provides real-time tracking of multiple targets, real-time alerts, and investigative capabilities, such as geospatial fencing and events correlation.
Fusion and Investigation Management	Fuses data gathered from multiple database sources, with link analysis, adaptable investigative workflow, and analytics to improve investigation efficiency and productivity. Supports complex investigations that require expertise across various domains, involve multiple government agencies, and require significant resources and time.
Financial Crime Investigation	Helps law enforcement and government financial regulatory agencies investigate financial fraud, money laundering, and other financial crimes, as well as drug- and terror-related cases.
Web Intelligence	Increases the productivity and efficiency of investigations in which the Internet is the prime source of information. Features advanced data collection, text analysis, data enrichment, advanced analytics, and a clearly defined investigative workflow on a scalable platform.
Integrated Video Monitoring	Enables the scalable collection, storage, and analysis of video captured by surveillance systems and its integration with other sources of information, such as intercepted communications or location tracking data.
Tactical Communications Intelligence	Provides portable communications interception and location tracking capabilities for local use or integration with centralized monitoring systems, to support tactical field operations.
Customer Services
We offer a range of customer services, including implementation, training, consulting, and maintenance, to help our customers maximize their return on investment in our solutions.
Implementation, Training, and Consulting
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

Maintenance Support
We offer a range of customer maintenance support programs to our customers and resellers, including phone, Web, and email access to technical personnel up to 24 hours a day, 7 days a week. Our support programs are designed to ensure long-term, successful use of our solutions. We believe that customer support is critical to retaining and expanding our customer base. Our Workforce Optimization solutions are sold with a warranty of generally one year for hardware and 90 days for software. Our Video Intelligence solutions and Communications Intelligence solutions are sold with warranties that typically range from 90 days to 3 years, and in some cases longer. In addition, customers are typically provided the option to purchase maintenance plans that provide a range of services, such as telephone support, advanced replacement, upgrades when and if available, and on-site repair or replacement. Currently, the majority of our maintenance revenue is related to our Workforce Optimization solutions.
Direct and Indirect Sales
We sell our solutions through our direct sales teams and indirect channels, including distributors, systems integrators, value-added resellers (“VAR”), and original equipment manufacturer (“OEM”) partners.
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
Customers
Our solutions are currently used by more than 10,000 organizations in over 150 countries. In the year ended January 31, 2009, we derived approximately 53%, 19%, and 28% of our revenue from the sales of our Workforce Optimization solutions, Video Intelligence solutions, and Communications Intelligence solutions, respectively. In the year ended January 31, 2008, we derived approximately 49%, 28%, and 23% of our revenue from the sales of our Workforce Optimization solutions, Video Intelligence solutions, and Communications Intelligence solutions, respectively. In the year ended January 31, 2007, we derived approximately 34%, 33%, and 33% of our revenue from the sales of our Workforce Optimization solutions, Video Intelligence solutions, and Communications Intelligence solutions, respectively.

In the year ended January 31, 2009, we derived approximately 52%, 32%, and 16 % of our revenue from sales to end users in the Americas; Europe, the Middle East, and Africa (“EMEA”); and the Asia Pacific Region (“APAC”), respectively. In the year ended January 31, 2008, we derived approximately 52%, 33%, and 15% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively. In the year ended January 31, 2007, we derived approximately 48%, 31%, and 21% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively.
None of our customers, including system integrators, VARs, various local, regional, and national governments worldwide, and OEM partners, individually accounted for more than 10% of our revenue in the years ended January 31, 2009, 2008, and 2007. In some years, we have entered into one or more contracts with customers in our Video Intelligence segment or our Communications Intelligence segment the loss of which could have a material adverse effect on the segment.  See Note 17, “Segment, Geographic, and Significant Customer Information” to the consolidated financial statements included in Item 15. Some of the customer engagements on which we work require us to have the necessary security credentials or to participate in the project through an approved legal entity.  For a more detailed discussion of the risks associated with our government customers, see “Risk Factors — We are dependent on contracts with governments around the world for a significant portion of our revenue.  These contracts expose us to additional business risks and compliance obligations” under Item 1A and “Risk Factors — U.S. and foreign governments could refuse to buy our Communications Intelligence solutions or could deactivate our security clearances in their countries thereby restricting or eliminating our ability to sell these solutions in those countries and perhaps other countries influenced by such a decision” under Item 1A.
Research and Development
We continue to enhance the features and performance of our existing solutions and to introduce new solutions through extensive research and development activities, including the development of new solutions, the addition of capabilities to existing solutions, quality assurance, and advanced technical support for our customer services organization. In certain instances, we customize our products to meet the particular requirements of our customers. Research and development is performed primarily in the United States, the United Kingdom, and Israel for our Workforce Optimization segment; primarily in the United States, Canada, and Israel for our Video Intelligence segment; and primarily in Israel, with separate and independent research and development activities in Germany, for our Communications Intelligence segment.
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
To support these efforts, we make significant investments in research and development every year. In the years ended January 31, 2009, 2008, and 2007, we spent approximately $88.3 million, $87.7 million, and $53.0 million, respectively, on research and development, net. We allocate our research and development resources in response to market research and customer demand for additional features and solutions. Our development strategy involves rolling out initial releases of our products and adding features over time. We incorporate product feedback received from our customers into our product development process. While the majority of our products are developed internally, in some cases, we also acquire or license technologies, products, and applications from third parties based on timing and cost considerations.
As noted above, a significant portion of our research and development operations is located outside the United States. Historically, we have also derived substantial benefits from participation in certain government-sponsored programs, including those of the Office of the Chief Scientist (“OCS”) of Israel and certain research and development programs in Canada, for the support of research and development activities conducted in those countries. The Israeli law under which these OCS grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel without permission from the OCS. See “Risk Factors — Research and development and tax benefits we receive in Israel may be reduced or eliminated in the future and our receipt of these benefits subjects us to certain restrictions” and “Risk Factors — Because we have significant foreign operations, we are subject to geopolitical and other risks that could materially adversely affect our business” under Item 1A for a discussion of these and other risks associated with our foreign operations.
Manufacturing and Suppliers
Our manufacturing and assembly operations are performed in our U.S. and Israeli facilities for our Workforce Optimization solutions; in our U.S., Israeli, and Canadian facilities for our Video Intelligence solutions; and in our German and Israeli facilities for our Communications Intelligence solutions. These operations consist of installing our software on externally purchased hardware components, final assembly, and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies, and systems. We also manufacture certain hardware units and perform system integration functions prior to shipping turnkey solutions to our customers. We rely on several unaffiliated subcontractors for the supply of specific proprietary components and assemblies that are incorporated in our products, as well as for certain operations activities that we outsource. Although we have occasionally experienced delays and shortages in the supply of proprietary components in the past, we have, to date, been able to obtain adequate supplies of all components in a timely manner from alternative sources, when necessary. See “Risk Factors — For certain products and components, we rely on a limited number of suppliers and manufacturers and, if these relationships are interrupted, we may not be able to obtain substitute suppliers or manufacturers on favorable terms or at all” under Item 1A for a discussion of risks associated with our manufacturing operations and suppliers.

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
Competition
We face strong competition in all of our markets, and we expect that competition will persist and intensify. In our Workforce Optimization segment, our competitors are Aspect Software, Inc., Autonomy Corp., Genesys Telecommunications, NICE Systems Ltd (“NICE”), and many smaller companies, which can vary across regions. In our Video Intelligence segment, our competitors include Dedicated Microcomputer Limited, Genetec Inc., March Networks Corporation, Milestone Systems A/S, NICE, and Pelco, Inc. (a division of Schneider Electric Limited); divisions of larger companies, including Bosch Security Systems, Cisco Systems, Inc., General Electric Company (which announced in November 2009 its intent to sell its fire-detection and security business to United Technologies Corp.), Honeywell International Inc., and many smaller companies, which can vary across regions. In our Communications Intelligence segment, our primary competitors are Aqsacom Inc., ETI, JSI Telecom, NICE, Pen-Link, Ltd., RCS S.R.L., Trovicor, SS8 Networks, Inc., Ultimaco (a division of Sophos, Plc), and many smaller companies, which can vary across regions. Some of our competitors have superior brand recognition and greater financial resources than we do, which may enable them to increase their market share at our expense. Furthermore, we expect that competition will increase as other established and emerging companies enter IP markets and as new products, services, and technologies are introduced.
In each of our operating segments, we believe we compete principally on the basis of:
•	product performance and functionality;

•	product quality and reliability;

•	breadth of product portfolio and inter-operability;

•	global presence and high-quality customer service and support;

•	specific industry knowledge, vision, and experience; and

•	price.
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
Recent Developments
The following summaries describe the significant developments that occurred subsequent to January 31, 2009.
Acquisition of Iontas
On February 4, 2010, our wholly owned subsidiary, Verint Americas Inc. (“Verint Americas”), acquired all of the outstanding shares of Iontas Limited (“Iontas”), a privately held provider of desktop analytics solutions.  Prior to this acquisition, we licensed certain technology from Iontas, whose solutions measure application usage and analyze workflows to help improve staff performance in contact center, branch, and back-office operations environments. We acquired Iontas for approximately $15.2 million in cash (net of cash acquired) and potential additional earn-out payments of up to $3.8 million, tied to certain targets being achieved over the next two years. The initial purchase price allocation for this acquisition is not yet available, as we have not completed the appraisals necessary to assess the fair values of the tangible and identified intangible assets acquired and liabilities assumed, the assets and liabilities arising from contingencies (if any), and the amount of goodwill to be recognized as of the acquisition date.

Wells Notices
On April 9, 2008, as we previously reported, we received a “Wells Notice” from the staff of the SEC arising from the staff’s investigation of our past stock option grant practices and certain unrelated accounting matters. These accounting matters also were the subject of our internal investigation. On March 3, 2010, the SEC filed a settled enforcement action in the United States District Court for the Eastern District of New York relating to certain of our accounting reserve practices. Without admitting or denying the allegations in the SEC’s Complaint, we consented to the issuance of a Final Judgment permanently enjoining us from violating Section 17(a) of the Securities Act, Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder. The settled SEC action did not require us to pay any monetary penalty and sought no relief beyond the entry of a permanent injunction. The SEC’s related press release noted that, in accepting the settlement offer, the SEC considered our remediation and cooperation in the SEC’s investigation. The settlement was approved by the United States District Court for the Eastern District of New York on March 9, 2010.
On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file our periodic reports under the Exchange Act. On March 3, 2010 the SEC issued an OIP pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. We are currently evaluating the Section 12(j) OIP, including available procedural remedies, and intend to defend against the possible suspension or revocation of the registration of our common stock.
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
Although our internal investigation, revenue recognition review, and related restatement of our financial statements have been completed, as discussed under “Explanatory Note” and in our Comprehensive Form 10-K, we continue to face challenges with regard to completing our remaining SEC filings for periods subsequent to those included in this report. We remain delayed with our SEC reporting obligations as of the filing date of this report and we cannot assure you that we will be able to complete our remaining filings for periods subsequent to those included in this report prior to the conclusion of the SEC administrative proceeding to suspend or revoke the registration of our common stock, described below. Until we complete these remaining filings, we expect to continue to face many of the risks and challenges we have experienced during our extended filing delay period, including:
•	risk associated with the SEC’s initiation of an administrative proceeding on March 3, 2010 to suspend or revoke the registration of our common stock under the Exchange Act due to our previous failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005;

•	continued risk in maintaining compliance with the covenants and other requirements of our credit agreement, which, among other things, makes it a default if we do not provide audited financial statements for the year ended January 31, 2010 to our lenders on or before May 1, 2010 and an event of default if we do not do so by May 31, 2010 (which could result in the holders of the debt declaring all amounts outstanding to be immediately due and payable);

•	continued concern on the part of customers, partners, investors, and employees about our financial condition and extended filing delay status, including potential loss of business opportunities;

•	additional significant time and expense required to complete our remaining filings and the process of seeking the re-listing of our common stock on NASDAQ or another national securities exchange beyond the very significant time and expense we have already incurred in connection with our internal investigation, restatement, and audits to date;

•	continued distraction of our senior management team and our board of directors as we work to complete our remaining filings and seek to re-list our common stock;

•	limitations on our ability to raise capital and make acquisitions; and

•	general reputational harm as a result of the foregoing.

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
As a result of the circumstances which gave rise to our internal investigation, restatement, and revenue recognition review discussed under “Explanatory Note” and in our Comprehensive Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2009, we had material weaknesses in our internal controls over financial reporting and that, as a result, our disclosure controls and procedures and our internal controls over financial reporting were not effective at such date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
In addition, we believe that we continued to have material weaknesses in our internal control over financial reporting subsequent to January 31, 2009. See “Controls and Procedures” under Item 9A for a detailed discussion of the material weaknesses identified as of January 31, 2009, possible material weaknesses as of subsequent periods, and related remediation activities. Although we have implemented remedial measures to address all of the identified material weaknesses, our assessment of the impact of these measures has not been completed as of the filing date of this report, and we cannot assure you that these measures are adequate. Moreover, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.
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
The completion of our audits for the years ended January 31, 2009, 2008, 2007, and 2006, the restatement of certain items and the making of other corrective adjustments to our financial statements for periods through January 31, 2005, and the revenue recognition review undertaken in connection therewith, involved many months of review and analysis, including highly technical analyses of our contracts and business practices, equity-based compensation instruments, tax accounting, and the proper application of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), and other accounting rules and pronouncements. The completion of our financial statement audits also followed the completion of an extremely detailed forensic audit as part of our internal investigation. Given the complexity and scope of these exercises, and notwithstanding the very extensive time, effort, and expense that went into them, we cannot assure you that these extraordinary processes were adequate or that additional accounting errors will not come to light in the future in these or other areas.
In addition, the relevant accounting rules and pronouncements that were the focus of our restatement and extended audit are subject to ongoing interpretation by the Financial Accounting Standards Board (“FASB”), the AICPA, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. Further, the accounting profession continues to assess these accounting rules and pronouncements with the objectives of providing additional guidance on potential interpretations or refining accounting methodologies. As a result, ongoing interpretations of these rules and pronouncements or the adoption of new rules and pronouncements could drive changes in our accounting practices or financial reporting. We cannot assure you that such changes will not arise or that if they do arise that we will be able to timely adapt to them or that we will not experience future reporting delays.
If additional accounting errors come to light in areas reviewed as part of our extraordinary processes or otherwise, or if ongoing interpretations of applicable accounting rules and pronouncements result in unanticipated changes in our accounting practices or financial reporting, future restatements of our financial statements may be required.
We cannot assure that our regular financial statement preparation and reporting processes are or will be adequate or that future restatements will not be required.
As discussed in the preceding risk factor, the processes underlying the preparation of the financial statements contained in this report were extraordinary. While we expect to continue to rely on these extraordinary processes for a period of time, during the year ending January 31, 2011, we expect to increasingly rely on our regular financial statement preparation and reporting processes.

While we have significantly changed and enhanced these regular processes (as described elsewhere in this report) as of the filing date of this report, we cannot assure you that previously identified material weaknesses have been fully remediated and we continue to:
•	make changes to our finance organization;

•	adopt new accounting and reporting processes and procedures;

•	enhance our revenue recognition and other existing accounting policies and procedures;

•	introduce new or enhanced accounting systems and processes; and

•	improve our internal controls over financial reporting.
Many of these changes and enhancements to our regular processes are ongoing as of the filing date of this report and we continue to assimilate the complex and pervasive changes we have already made. We cannot assure you that the changes and enhancements made to date, or those that are still in process, are adequate, will operate as expected, or will be completed in a timely fashion (if still in process). As a result, we cannot assure you that we will not discover additional errors, that future financial reports will not contain material misstatements or omissions, that future restatements will not be required, that we will be able to timely complete our remaining SEC filings for periods subsequent to this report, or that we will be able to timely comply with our reporting obligations in the future.
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
Although Comverse and its affiliates have been named in a number of class action or shareholder derivative lawsuits relating to Comverse’s internal investigation and restatement, no such actions relating to our internal investigation, restatement, or extended filing delay have been brought against us to date. However, companies that have undertaken internal reviews and investigations or restatements face greater risk of litigation or other actions and there can be no assurance that such a suit or action relating to our internal investigation, restatement, or extended filing delay will not be initiated against us or our current or former officers, directors, or other personnel in the future. In addition, we have in the past and may in the future become subject to litigation or threatened litigation from current or former personnel as a result of our suspension of option exercises during our extended filing delay period, the expiration of equity awards during such period, or other employment-related matters relating to our internal investigation, restatement, or extended filing delay. Any such litigation or action may be time consuming and expensive, and may distract management from the conduct of our business. Any such litigation or action could have a material adverse effect on our business, financial condition, and results of operations, and may expose us to costly indemnification obligations to current or former officers, directors, or other personnel, regardless of the outcome of such matter.
We were the subject of an SEC investigation relating to our reserve and stock option accounting practices and are the subject of an SEC proceeding relating to our failure to timely file required SEC reports. These government inquiries or any future inquiries to which we may become subject could result in penalties and/or other remedies that could have a material adverse effect on our financial condition and results of operation.
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
On July 20, 2006, we announced that, in connection with the SEC investigation into Comverse’s past stock option grants which was in process at that time, we had received a letter requesting that we voluntarily provide to the SEC certain documents and information related to our own stock option grants and practices. We voluntarily responded to this request. On April 9, 2008, as we previously reported, we received a “Wells Notice” from the staff of the SEC arising from the staff’s investigation of our past stock option grant practices and certain unrelated accounting matters. These accounting matters were also the subject of our internal investigation. On March 3, 2010, the SEC filed a settled enforcement action against us in the United States District Court for the Eastern District of New York relating to certain of our accounting reserve practices. Without admitting or denying the allegations in the SEC’s Complaint, we consented to the issuance of a Final Judgment permanently enjoining us from violating Section 17(a) of the Securities Act, Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act, and Rules 13a-1 and 13a-13 thereunder. The settled SEC action did not require us to pay any monetary penalty and sought no relief beyond the entry of a permanent injunction. The SEC’s related press release noted that, in accepting the settlement offer, the SEC considered our remediation and cooperation in the SEC’s investigation. The settlement was approved by the United States District Court for the Eastern District of New York on March 9, 2010.

On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file our periodic reports under the Exchange Act. On March 3, 2010, the SEC issued an OIP pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our failure to file an annual report on Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. We are currently evaluating the Section 12(j) OIP, including available procedural remedies and intend to defend against the possible suspension or revocation of the registration of our common stock. We cannot at this time predict the outcome of the Section 12(j) administrative proceedings or of any available appeals that may follow. Similarly, we cannot predict what, if any, impact the outcome of the administrative proceedings may have on our business. If a final order is issued by the SEC suspending or revoking the registration of our common stock, broker-dealers would be prevented from making a market in our common stock in the United States and from any further trading of our common stock on the Pink OTC Markets, Inc. (the “Pink Sheets”) or any other exchange, market, or board in the United States until, in the case of a suspension, the lifting of such suspension, and, in the case of a revocation, we file a new registration with the SEC under the Exchange Act and that registration is made effective.
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
We cannot predict the outcome of any of the foregoing unresolved proceedings or whether we will face additional government inquiries, investigations, or other actions related to these other matters. An adverse ruling in any SEC enforcement action or other regulatory proceeding could impose upon us fines, penalties, or other remedies, including the suspension or revocation of the registration of our common stock, as discussed above, which could have a material adverse effect on our results of operations and financial condition. Even if we are successful in defending against an SEC enforcement action or other regulatory proceeding, such an action or proceeding may be time consuming, expensive, and distracting from the conduct of our business and could have a material adverse effect on our business, financial condition, and results of operations. In the event of any such action or proceeding, we may also become subject to costly indemnification obligations to current or former officers, directors, or employees, which may or may not be covered by insurance.

We may not have sufficient insurance to cover our liability in any future litigation claims either due to coverage limits or as a result of insurance carriers seeking to deny coverage of such claims.
We face a variety of litigation-related liability risks, including liability for indemnification of (and advancement of expenses to) current and former directors, officers, and employees under certain circumstances, pursuant to our certificate of incorporation, by-laws, other applicable agreements, and/or Delaware law.
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
We have been adversely affected as a result of being a consolidated, controlled subsidiary of Comverse and may continue to be adversely affected in the future. These adverse effects arise in part, though not exclusively, from the Comverse special committee investigation. Under applicable accounting rules, we were required to record stock-based compensation expenses on our books for Comverse stock options granted to our employees while we were a wholly owned subsidiary of Comverse which were found to have been improperly accounted for as part of the Comverse special committee investigation. Because we were dependent upon Comverse to provide us with the amount of these charges, we were forced to wait until the conclusion of the Comverse special committee investigation to record them, which was the initial reason we were not able to timely complete our required SEC filings. The subsequent expansion of the Comverse special committee investigation into other accounting issues further delayed our receipt of the required information. In addition, because of our previous inclusion in Comverse’s consolidated tax group and our related tax sharing agreement with Comverse, as further discussed below, we were also forced to wait for Comverse to substantially complete its analysis of certain tax information, including information related to the NOLs allocated to us as of our May 2002 IPO, in order to complete the restatement of our historical financial statements, the preparation of our current financial statements, and associated audits. In addition to our own internal investigation and revenue recognition review, these investigations and reviews have required significant time, expense, and management distraction, have contributed to a protracted delay in the completion of our SEC filings, and have caused significant concerns on the part of customers, partners, investors, and employees.

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
As a result of the delay in completing our financial statements, we have been and remain unable to register securities for sale by us or for resale by other security holders, which has adversely affected our ability to raise capital. Additionally, following the filing of our Quarterly Reports on Form 10-Q for each of the quarters ended April 30, 2009, July 31, 2009, and October 31, 2009 and our Annual Report on Form 10-K for the year ended January 31, 2010, we will remain ineligible to use Form S-3 to register securities until we have timely filed all periodic reports under the Exchange Act for at least 12 calendar months (or, in the event the registration of our common stock is revoked pursuant to the Section 12(j) proceeding discussed under “Explanatory Note”, until after we have timely filed all required reports for the 12 calendar months following the date on which we once again become subject to the SEC reporting requirements). In the meantime, we would need to use Form S-1 to register securities with the SEC for capital raising transactions or issue such securities in private placements, in either case, increasing the costs of raising capital during that period.

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

Because price and related terms are key considerations for many of our customers, we may have to accept less-favorable payment terms, lower the prices of our products and services, and/or reduce our cost structure, including reducing headcount or investment in research and development, in order to remain competitive. Certain of our competitors have become increasingly aggressive in their pricing strategy, particularly in markets where they are trying to establish a foothold. If we are forced to take these kinds of actions to maintain market share, our revenue and profitability may suffer or we may adversely impact our longer-term ability to execute or compete.
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
The nature of our business and our varying business models may impact and make it difficult for us to predict our operating results.
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
While we have no single customer that is material to our total revenue, we do have many significant customers in each of our segments, notably in our Video Intelligence segment and our Communications Intelligence segment, and periodically receive multi-million dollar orders. The deferral or loss of one or more significant orders or customers or a delay in an expected implementation of such an order could materially adversely affect our segment operating results.
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
Under applicable accounting standards and guidance, revenue for some of our software and hardware transactions is recognized at the time of delivery, while revenue from other software and hardware transactions is required to be deferred over a period of years. To a large extent, this depends on the terms we offer to customers and resellers, including terms relating to pricing, future deliverables, and post-contract customer support (“PCS”). As a result, it is difficult for us to accurately predict at the outset of a given period how much of our future revenue will be recognized within that period and how much will be required to be deferred over a longer period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 for additional information.
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
The regulatory environment relating to our solutions is still evolving and, in the security market in particular, has been driven to a significant extent by legislative and regulatory actions, such as CALEA in the United States and standards established by ETSI in Europe, as well as initiatives to strengthen security for critical infrastructure, such as airports. These actions and initiatives are evolving and are at all times subject to change based on factors beyond our control, such as political climate, budgets, and even current events. While we attempt to anticipate these actions and initiatives through our product offerings and refinements thereto, we cannot assure you that we will be successful in these efforts, that our competitors will not do so more successfully than us, or that changes in these actions or initiatives or the underlying factors which affect them will not occur which will reduce or eliminate this demand. If any of the foregoing should occur, or if our markets do not grow as anticipated for any other reason, our results may suffer. In addition, changes to these actions or initiatives, including changes to technical requirements, may require us to modify or redesign our products in order to maintain compliance, which may subject us to significant additional expense.
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
We depend on the continued services of our executive officers and other key personnel. In addition, in order to continue to grow effectively, we need to attract (and retain) new employees, including managers, finance personnel, sales and marketing personnel, and technical personnel, who understand and have experience with our products, services, and industry. The market for such personnel is intensely competitive in most, if not all, of the geographies in which we operate, and on occasion we have had to relocate personnel to fill positions in locations where we could not attract qualified experienced personnel. Further, for as long as we remain delayed with our SEC reporting obligations and our common stock remains de-listed, we are likely to continue to experience a certain amount of difficulty attracting and retaining highly qualified personnel, particularly at more senior levels, due to concerns about our status. So long as we remain delayed with our SEC reporting obligations and our common stock remains de-listed, our ability to use our common stock to retain and motivate employees will also continue to be a challenge and subject to certain restrictions. If we are unable to attract and retain qualified employees, on reasonable economic and other terms or at all, our ability to grow could be impaired, our ability to timely report our financial results could be adversely affected, and our operations and financial results could be materially adversely affected.
Because we have significant foreign operations, we are subject to geopolitical and other risks that could materially adversely affect our business.
We have significant operations in foreign countries, including sales, research and development, customer support, and administrative services. The countries in which we have our most significant foreign operations include Israel, the United Kingdom, Canada, India, Hong Kong, and Germany, and we intend to continue to expand our operations internationally. We believe our business may suffer if we are unable to successfully expand into new regions, as well as maintain and expand existing foreign operations. Our foreign operations are, and any future foreign expansion will be, subject to a variety of risks, many of which are beyond our control, including risks associated with:
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
We have significant operations in Israel, including research and development, manufacturing, sales, and support. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, which in the past have led, and may in the future lead, to security and economic problems for Israel. In addition, Israel has faced and continues to face difficult relations with the Palestinians and the risk of terrorist violence from both Palestinian as well as foreign elements such as Hezbollah. Infighting among the Palestinians may also create security and economic risks to Israel. Current and future conflicts and political, economic, and/or military conditions in Israel and the Middle East region have affected and may in the future affect our operations in Israel. The exacerbation of violence within Israel or the outbreak of violent conflicts between Israel and its neighbors, including Iran, may impede our ability to manufacture, sell, and support our products, engage in research and development, or otherwise adversely affect our business or operations. In addition, many of our employees in Israel are required to perform annual compulsory military service and are subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect on our operations. Hostilities involving Israel may also result in the interruption or curtailment of trade between Israel and its trading partners or a significant downturn in the economic or financial condition of Israel and could materially adversely affect our results of operations.

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
Some of our subsidiaries maintain security clearances in the United States and other countries in connection with the development, marketing, sale, and support of our Communications Intelligence solutions. These clearances are reviewed from time to time by the applicable government agencies in these countries and, following these reviews, our security clearances are either maintained or deactivated. Our security clearances can be deactivated for many reasons, including that the clearing agencies in some countries may object to the fact that we do business in certain other countries or the fact that our local subsidiary is affiliated with or controlled by an entity based in another country. In the event that our security clearances are deactivated in any particular country, we would lose the ability to sell our Communications Intelligence solutions in that country for projects that require security clearances. Additionally, any inability to obtain or maintain security clearances in a particular country may affect our ability to sell our Communications Intelligence solutions in that country generally (even for non-secure projects). We have in the past, and may in the future, have our security clearances deactivated. Any inability to obtain or maintain clearances can materially adversely affect our results of operations.
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
While much of our intellectual property is protected by patents or patent applications, we have not and cannot protect all of our intellectual property with patents or other registrations. There can be no assurance that patents we have applied for will be issued on the basis of our patent applications or that, if such patents are issued, they will be sufficiently broad enough to protect our technologies, products, or services. There can be no assurance that we will file new patent, trademark, or copyright applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property or that any existing or future patents, trademarks, or copyrights will not be challenged by third parties. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, designed around, or challenged.
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
Our products may infringe or may be alleged to infringe on the intellectual property rights of others, which could lead to costly disputes or disruptions for us and may require us to indemnify our customers and resellers for any damages they suffer.
The technology industry is characterized by frequent allegations of intellectual property infringement. In the past, third parties have asserted that certain of our products infringed upon their intellectual property rights and similar claims may be made in the future. Any allegation of infringement against us could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to enter into royalty or license agreements. If patent holders or other holders of intellectual property initiate legal proceedings against us, we may be forced into protracted and costly litigation, regardless of the merits of these claims. We may not be successful in defending such litigation, in part due to the complex technical issues and inherent uncertainties in intellectual property litigation, and may not be able to procure any required royalty or license agreements on terms acceptable to us, or at all. Third parties may also assert infringement claims against our customers. Subject to certain limitations, we generally indemnify our customers and resellers with respect to infringement by our products of the proprietary rights of third parties. These claims may require us to initiate or defend protracted and costly litigation, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages, be required to obtain licenses for the products our customers or partners use, or incur significant expenses in developing non-infringing alternatives. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using or, in the case of resellers and other partners, stop selling our products.

Reliance on or loss of third-party licensing agreements could materially adversely affect our business, financial condition, and results of operations.
While most of our products are developed internally, we also purchase technology, license intellectual property rights, and oversee third-party development and localization of certain products or components. If we lose or are unable to maintain licenses or distribution rights, we could incur additional costs or experience unexpected delays until an alternative solution can be internally developed or licensed from another third party and integrated into our products or we may be forced to redesign our products or remove certain features from our products. See “For certain products and components, we rely on a limited number of suppliers and manufacturers and if these relationships are interrupted we may not be able to obtain substitute suppliers or manufacturers on favorable terms or at all” above for additional information. Additionally, when purchasing or licensing products and services from third parties, we endeavor to negotiate appropriate warranties, indemnities, and other protections. We cannot assure you, however, that all such third-party contracts contain adequate protections or that all such third parties will be able to provide the protections we have negotiated. To the extent we are not able to negotiate adequate protections from these third parties or these third parties are unwilling or unable to provide the protections we have negotiated, our business, financial condition, and results of operations could be materially adversely affected.
Use of free or open source software could expose our products to unintended restrictions and could materially adversely affect our business, financial condition, and results of operations.
Some of our products contain free or open source (collectively, “open source”) software and we anticipate making use of open source software in the future. Open source software is generally covered by license agreements that permit the user to use, copy, modify, and distribute the software without cost, provided that the users and modifiers abide by certain licensing requirements. The original developers of the open source software generally provide no warranties on such software or provide protections in the event the open source software infringes a third party’s intellectual property rights. Although we endeavor to monitor the use of open source software in our product development, we cannot assure you that past, present, or future products will not contain open source software elements that impose unfavorable licensing restrictions or other requirements on our products. In addition, the terms of many open source software licenses have not yet been interpreted by U.S. or foreign courts and as a result there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on products that use such software. The introduction of certain kinds of open source software into our products or a court decision construing an open source software license in an unexpected way could require us to seek licenses from third parties in order to continue offering affected products, to re-engineer affected products, to discontinue sales of affected products, or to release all or portions of the source code of affected products under the terms of the applicable open source software licenses. Any of these developments could materially adversely affect our business, financial condition, and results of operations.

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
On January 29, 2010, S&P announced that our credit rating had been placed on CreditWatch Developing, and there can be no assurance that S&P will not downgrade our credit rating which could impede our ability to refinance existing debt or secure new debt or otherwise increase our future cost of borrowing and could create additional concerns on the part of customers, partners, investors, and employees about our financial condition and extended filing delay status.
Risks associated with our leverage ratio and financial statement delivery covenants.
Our credit agreement contains a financial covenant that requires us to maintain a minimum consolidated leverage ratio and a covenant requiring us to deliver audited financial statements to the lenders each year, as provided below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under Item 7 for additional information.

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
Because our revenue recognition review resulted in changes in the way we recognize revenue from the way we did at the time the credit agreement was put in place, it may be more difficult for us to maintain compliance with our leverage ratio covenant on a prospective basis than we expected at the time we entered into the credit agreement since the leverage ratio covenant is based on our earnings before interest, taxes, depreciation, and amortization (“EBITDA”), which is affected by revenue. In addition, because U.S. generally accepted accounting principles (“GAAP”) require us to continue to refine our accounting for open periods until the financial statements for such periods are filed, it is also possible that we may determine that we were not in compliance with the leverage ratio covenant in periods subsequent to January 31, 2009, until such time as we file the financial statements for such periods.
The credit agreement also includes a requirement that we submit audited consolidated financial statements to the lenders within 90 days of the end of each fiscal year, beginning with the year ended January 31, 2010, which, for the year ended January 31, 2010, is May 1, 2010. If audited consolidated financial statements are not so delivered, and such failure of delivery is not remedied within 30 days thereafter, an event of default occurs. Because of the delay in filing this report and our Comprehensive Form 10-K, and/or the Quarterly Reports on Form 10-Q for each of the quarters ended April 30, July 31, and October 31, 2009, we cannot assure you that we will be able to deliver the required audited financial statements for the year ended January 31, 2010 on or prior to the May 1, 2010 deadline to avoid a default or the May 31, 2010 deadline to avoid an event of default.
If an event of default occurs under the credit agreement, our lenders could declare all amounts outstanding to be immediately due and payable. In that event, we may be forced to sell assets, raise additional capital through a securities offering, or seek to refinance or restructure our debt. In such a case, there can be no assurance that we will be able to consummate such a sale or securities offering or refinance or restructure our debt on reasonable terms or at all.

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
The process of integrating an acquired company’s business into our operations and investing in new technologies may result in unforeseen operating difficulties and expenditures, which may require a significant amount of our management’s attention that would otherwise be focused on the ongoing operation of our business. Other risks we may encounter with acquisitions include the effect of the acquisition on our financial and strategic positions and our reputation, the inability to obtain the anticipated benefits of the acquisition, including synergies or economies of scale, on a timely basis or at all, or unexpected challenges in reconciling business practices, particularly in foreign geographies. Due to rapidly changing market conditions, we may also find the value of our acquired technologies and related intangible assets, such as goodwill, as recorded in our financial statements, to be impaired, resulting in charges to operations. The magnitude of these risks is greater in the case of large acquisitions, such as our 2007 acquisition of Witness. See Note 4, “Business Combinations” to the consolidated financial statements included in Item 15. There can be no assurance that we will be successful in making additional acquisitions or that we will be able to effectively integrate any acquisitions we do make or realize the expected benefits for our business.
If our goodwill or other intangible assets become further impaired, our financial condition and results of operations would be negatively affected.
Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. As of January 31, 2009, goodwill and other intangible assets totaled approximately $910.2 million, or approximately 68% of our total assets. At a minimum, we assess annually whether there has been impairment in the carrying amount of our goodwill or indefinite-lived intangible assets. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations, as well as current economic indicators and market valuations. We have recorded non-cash impairment charges for the years ended January 31, 2009, 2008, and 2007, totaling $26.0 million, $23.4 million, and $24.7 million, respectively. These non-cash impairment charges relate to acquisitions made in our Video Intelligence segment (related to the MultiVision Intelligence Surveillance Limited (“MultiVision”) acquisition) and in our Workforce Optimization performance management consulting business (related to the Opus Group, LLC acquisition, the CM Insight Limited (“CM Insight”) acquisition, and a portion of the Witness acquisition). To the extent economic conditions that would impact the future fair value of our reporting units worsen, we would be required to record an additional non-cash charge. Any significant goodwill or intangible asset impairment would negatively affect our financial condition and results of operations. See Note 5, “Intangible Assets and Goodwill” to the consolidated financial statements included in Item 15 for more information.

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
Our ability to realize value from and use our NOLs will impact our results and tax liability.
We have significant deferred tax assets as a result of prior net operating losses. These deferred tax assets can provide us with significant future tax savings if we are able to use them. However, the extent to which we will be able to use these tax benefits may be impacted, restricted, or eliminated by a number of factors including whether we generate sufficient future net income, a future ownership change, adjustments to Comverse’s tax liability for periods prior to our IPO, or changes in tax rates, laws, or regulations that could have retroactive effect. To the extent that we are unable to utilize our NOLS, our results of operations, liquidity, and financial condition could be adversely affected in a significant manner. When we cease to have NOLs available to us in a particular tax jurisdiction, either through their expiration, disallowance, or utilization, our effective tax rate will increase in that jurisdiction, thereby impacting our overall effective tax rate. Our effective tax rate in any given year is also dependent on the relative mix of jurisdictions (and corresponding local tax rates) in which we operate.
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
Leased Properties
We lease a total of approximately 260,900 square feet of office space in the United States. Our corporate headquarters is located in a leased facility in Melville, New York, and consists of approximately 45,800 square feet under a lease that expires in May 2013. The facility is used primarily by our administrative, sales, marketing, customer support, and services groups. We lease approximately 91,600 square feet at a facility in Roswell, Georgia under a lease that expires in November 2012. The Roswell, Georgia facility is used primarily by the administrative, marketing, product development, support, and sales groups for our Workforce Optimization operations.
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

Outside of the United States, we occupy approximately 176,000 square feet at a facility in Herzliya, Israel under a lease that expires in October 2015. The Herzliya, Israel facility is used primarily for manufacturing, storage, development, sales, marketing, and support related to our Communications Intelligence operations. We also occupy approximately 34,500 square feet at a leased facility in Laval, Quebec, which is used primarily for our manufacturing, product development, support, and sales for our Video Intelligence operations. The lease in Laval, Quebec expires in June 2011. We occupy approximately 21,000 square feet at a facility in Leatherhead, the United Kingdom under a lease which expires in March 2014. The Leatherhead facility is used primarily for administrative, marketing, product development, support, and sales groups for our Workforce Optimization and Video Intelligence operations.
Additionally, we occupy leased facilities outside of the United States in Weybridge, the United Kingdom; Sao Paulo, Brazil; Mexico City, Mexico; Hong Kong, China; Tokyo, Japan; Sydney, Australia; Taguig, Philippines; Singapore (through our joint venture); and Gurgaon and Bangalore, India which are used primarily by our administrative, product development, sales, and support functions for our Workforce Optimization, Communications Intelligence, and Video Intelligence operations.
In addition to the leases noted above, we also lease executive office space throughout the world for our local sales, support, and services needs. For additional information regarding our lease obligations, see Note 16, “Commitments and Contingencies” to the consolidated financial statements included in Item 15.
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

Item 3. Legal Proceedings
Comverse Investigation-Related Matters
On December 17, 2009, Comverse entered into agreements to settle the following lawsuits previously disclosed by Comverse relating to the matters involved in the Comverse special committee investigation which had been brought against Comverse and certain former officers and directors of Comverse: (a) a consolidated shareholder class action before the U.S. District Court for the Eastern District of New York, In re Comverse Technology, Inc. Securities Litigation; (b) a shareholder derivative action before the U.S. District Court for the Eastern District of New York, In re Comverse Technology, Inc. Derivative Litigation; and (c) a shareholder derivative action before the New York State Supreme Court, Appellate Division, First Department, In re Comverse Technology, Inc. Derivative Litigation.
On April 2, 2010, the U.S. District Court for the Eastern District of New York issued orders in the shareholder class action and derivative action granting preliminary approval of the settlement agreements in those actions. The court has scheduled a settlement hearing to be held on June 21, 2010 that will, among other things, consider orders and final judgments dismissing those actions with prejudice.
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
The federal shareholder derivative suit alleged that the defendants breached their fiduciary duties beginning in 1994 by: (a) allowing and participating in a scheme to backdate the grant dates of employee stock options to improperly benefit Comverse’s executives and certain directors; (b) allowing insiders, including certain of the defendants, to personally profit by trading Comverse’s stock while in possession of material inside information; (c) failing to properly oversee or implement procedures to detect and prevent such improper practices; (d) causing Comverse to issue materially false and misleading proxy statements, as well as causing Comverse to file other false and misleading documents with the SEC; and (e) exposing Comverse to civil liability. The plaintiffs originally filed suit on April 20, 2006. The Consolidated, Amended, and Verified Shareholder Derivative Complaint, filed on October 6, 2006, sought unspecified damages, injunctive relief, including restricting the proceeds of the defendants’ trading activities and other assets, setting aside the election of the defendant directors to the Comverse board of directors, and costs and attorneys’ fees. On December 21, 2007, motions to dismiss the federal shareholder derivative suit were fully briefed on behalf of Comverse as well as the individual defendants, including Mr. Nissim and Mr. Bodner. No decision had been rendered on these motions to dismiss as of the signing of the settlement agreements or as of the filing date of this report.
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
Comverse was also the subject of an SEC investigation and resulting civil action regarding the improper backdating of stock options and other accounting practices, including the improper establishment, maintenance, and release of reserves, the reclassification of certain expenses, and the calculation of backlog of sales orders. On June 18, 2009, Comverse announced that it had reached a settlement with the SEC on these matters without admitting or denying the allegations of the SEC complaint.

Verint Investigation-Related Matters
On July 20, 2006, we announced that, in connection with the SEC investigation into Comverse’s past stock option grants that was in process at that time, we had received a letter requesting that we voluntarily provide to the SEC certain documents and information related to our own stock option grants and practices. We voluntarily responded to this request. On April 9, 2008, as we previously reported, we received a “Wells Notice” from the staff of the SEC arising from the staff’s investigation of our past stock option grant practices and certain unrelated accounting matters. These accounting matters were also the subject of our internal investigation. On March 3, 2010, the SEC filed a settled enforcement action against us in the United States District Court for the Eastern District of New York relating to certain of our accounting reserve practices. Without admitting or denying the allegations in the SEC’s Complaint, we consented to the issuance of a Final Judgment permanently enjoining us from violating Section 17(a) of the Securities Act, Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act, and Rules 13a-1 and 13a-13 thereunder. The settled SEC action did not require us to pay any monetary penalty and sought no relief beyond the entry of a permanent injunction. The SEC’s related press release noted that, in accepting the settlement offer, the SEC considered our remediation and cooperation in the SEC’s investigation. The settlement was approved by the United States District Court for the Eastern District of New York on March 9, 2010.
On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file periodic reports under the Exchange Act. Under the SEC’s Wells process, recipients of a Wells Notice have the opportunity to make a Wells Submission before the SEC staff makes a recommendation to the SEC regarding what action, if any, should be brought by the SEC. After considering our Wells Submission, on March 3, 2010, the SEC issued an OIP pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. On March 26, 2010, we filed our Answer to the OIP. On March 30, 2010, the Administrative Law Judge issued an amended procedural order scheduling the completion of briefing for June 1, 2010. We are currently evaluating all available procedural remedies, and intend to defend against the possible suspension or revocation of the registration of our common stock.

On March 26, 2009, a motion to approve a class action lawsuit (the “Labor Motion”) and the class action lawsuit itself (the “Labor Class Action”) (Labor Case No. 4186/09) were filed against our subsidiary, Verint Systems Limited (“VSL”), by a former employee of VSL, Orit Deutsch, in the Tel Aviv Labor Court. Ms. Deutsch purports to represent a class of our employees and ex-employees who were granted options to buy shares of Verint and to whom allegedly, damages were caused as a result of the blocking of the ability to exercise Verint options by our employees or ex-employees. The Labor Motion and the Labor Class Action both claim that we are responsible for the alleged damages due to our status as employer and that the blocking of Verint options from being exercised constitutes default of the employment agreements between the members of the class and VSL. The Labor Class Action seeks compensatory damages for the entire class in an unspecified amount. On July 9, 2009, we filed a motion for summary dismissal and alternatively for the stay of the Labor Motion. A preliminary session was held on July 12, 2009. Ms. Deutsch filed her response to our response on November 10, 2009. On February 8, 2010, the Tel Aviv Labor Court dismissed the case for lack of material jurisdiction and ruled that it will be transferred to the District Court in Tel Aviv.
Witness Investigation-Related Matters
At the time of our May 25, 2007 acquisition of Witness, Witness was subject to a number of proceedings relating to a stock options backdating internal investigation undertaken and publicly disclosed by Witness prior to the acquisition. The following is a summary of those proceedings and developments since the date of the acquisition.
On August 29, 2006, A. Edward Miller filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of Georgia, Atlanta Division, naming Witness as a nominal defendant and naming all of Witness’ directors and a number of its officers as defendants (Miller v. Gould, et al., Civil Action No. 1:06-CV-2039 (N.D. Ga.)). The complaint alleged purported violations of federal and state law, and violations of certain anti-fraud provisions of the federal securities laws (including Sections 10(b) and 14(a) of the Exchange Act and Rules 10b-5 and 14a-9 thereunder) in connection with certain stock option grants made by Witness. The complaint sought monetary damages in unspecified amounts, disgorgement of profits, an accounting, rescission of stock option grants, imposition of a constructive trust over the defendants’ stock options and proceeds derived therefrom, punitive damages, reimbursement of attorneys’ fees and other costs and expenses, an order directing Witness to adopt or put to a stockholder vote various proposals relating to corporate governance, and other relief as determined by the court. On March 11, 2009, the Court granted defendants’ motion to dismiss the complaint in its entirety, with prejudice. Plaintiff did not file an appeal and the time to do so under the federal rules has elapsed.
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
On October 18, 2005, the Administrative Court of Appeals of Athens entered a final, non-appealable verdict against our wholly owned subsidiary, Verint Systems UK Ltd. (formerly Comverse Infosys UK Limited) (“Verint UK”), in a dispute between Verint UK and its former customer, the Greek Civil Aviation Authority, which began in June 1999.  The Greek Civil Aviation Authority had claimed that the equipment provided to it by Verint UK did not operate properly.  The verdict did not contain a calculation of the monetary judgment, however, we estimated the amount at approximately $2.6 million based on an earlier decision in the case, exclusive of any interest which may be assessed on the judgment based on the passage of time.  The Greek government must seek enforcement of this judgment in the United Kingdom.  To date this judgment has not been enforced and we have made no payments.

Witness Patent Litigation
NICE Systems Settlement Agreement
On August 1, 2008, we reached a settlement agreement with NICE to resolve all patent litigations between NICE and Witness in existence at that time. The following is a summary of these litigations, each of which was formally terminated by the applicable court between August 8, 2008 and August 13, 2008:
•	Suit filed on July 20, 2004 in the U.S. District Court for the Southern District of New York by STS Software Systems Ltd. (“STS Software”), a wholly owned subsidiary of NICE and declaratory judgment action filed the same day by Witness against STS Software in the U.S. District Court for the Northern District Georgia. These two cases were consolidated to the Northern District of Georgia, where STS Software asserted that certain Witness recording products infringed on claims of U.S. Patent Nos. 6,122,665; 6,865,604; 6,871,229; and 6,880,004 relating to VoIP technology and sought only injunctive relief. A bench trial was held from March 17-21, 2008. On May 23, 2008, the court entered a judgment of non-infringement in our favor.

•	Suit filed on August 30, 2004, in the U.S. District Court for the Northern District of Georgia, Atlanta Division, by Witness against NICE Systems, Inc., a wholly owned subsidiary of NICE. Witness asserted that NICE’s screen capture products infringed on claims of U.S. Patent Nos. 5,790,790 and 6,510,220. The case was consolidated with a separate February 24, 2005 suit filed by Witness against NICE alleging infringement on the same patents. We were waiting on the court to assign a trial date at the time of the settlement.

•	Suit filed on January 19, 2006, in the U.S. District Court for the Northern District of Georgia, Atlanta Division, by Witness against NICE. Witness asserted that NICE’s speech analytics products infringed on claims of U.S. Patent No. 6,404,857. A jury trial was held from May 12-16, 2008 and the jury returned a verdict in our favor and against NICE on the claims of infringement. The jury also awarded us $3.3 million in damages; however, this award was superseded by the terms of the settlement disclosed above.

•	Suit filed on May 10, 2006, in the U.S. District Court for the District of Delaware by NICE against Witness seeking monetary damages and injunctive relief. NICE asserted that various Witness recording products infringed on claims of U.S. Patent Nos. 5,274,738; 5,396,371; 5,819,005; 6,249,570; 6,728,345; 6,775,372; 6,785,370; 6,870,920; 6,959,079; and 7,010,109. These patents cover various aspects for recording customer interaction communications and traditional call logging. A jury trial was held from January 14-22, 2008, and the jury was unable to reach a verdict, resulting in a mistrial.

•	Declaratory judgment action filed on December 27, 2006, in the U.S. District Court for the Northern District of Georgia by NICE against Witness seeking a declaration that the claims of U.S. Patent No. 6,757,361 (relating to speech analytics) were invalid and that NICE has not infringed this patent. The Court granted our motion to dismiss the case for lack of subject matter jurisdiction on August 10, 2007.
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
The following table sets forth the range of high and low quotations as reported by the Pink Sheets from February 1, 2007 through January 31, 2009. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions:

Year Ended January 31,	Quarter	Low	High

2008	2/1/07 — 4/30/07	$28.40	$32.80
	5/1/07 — 7/31/07	$28.40	$33.25
	8/1/07 — 10/31/07	$23.50	$30.25
	11/1/07 — 1/31/08	$13.35	$25.10

2009	2/1/08 — 4/30/08	$14.90	$21.00
	5/1/08 — 7/31/08	$19.75	$24.10
	8/1/08 — 10/31/08	$9.10	$22.51
	11/1/08 — 1/31/09	$5.55	$12.25
Holders
There were 98 holders of record of our common stock at March 18, 2010. Such record holders include holders who are nominees for an undetermined number of beneficial owners.

Dividends
We have not declared or paid any cash dividends on our equity securities and have no current plans to pay any dividends on our equity securities. We intend to retain our earnings to finance the development of our business, repay debt, and for other corporate purposes. In addition, the terms of our credit agreement restrict our ability to pay cash dividends on shares of our common or preferred stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under Item 7 for a more detailed discussion of these limitations. Our ability to pay dividends on our common stock is also limited by the terms of our outstanding shares of preferred stock which ranks senior to our common stock with respect to the payment of dividends and bears a preferred dividend which currently accrues at the rate of 3.875% per year. See “Certain Relationships and Related Transactions, and Director Independence – Comverse Preferred Stock Financing Agreements” under Item 13 and “Note 8, Convertible Preferred Stock” to the consolidated financial statements included in Item 15 for a more detailed discussion of these restrictions.
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
Stock Performance Graph
The following table compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Index, assuming an investment of $100 on January 31, 2004, through January 31, 2009, and the reinvestment of any dividends. The comparisons in the graph below are based upon historical data based upon closing sale prices on NASDAQ for our common stock for each day prior to the year ended January 31, 2007 and the high and low closing bid quotations (as reported by the Pink Sheets) for each day during the years ended January 31, 2008 and January 31, 2009 and are not indicative of, nor intended to forecast, future performance of our common stock.

	January	January	January	January	January	January
	31, 2004	31, 2005	31, 2006	31, 2007	31, 2008	31, 2009
Verint Systems Inc.	$100.00	$155.00	$147.36	$134.35	$75.20	$26.42
NASDAQ Composite Index	$100.00	$101.03	$112.79	$124.39	$118.95	$73.11
NASDAQ Computer & Data Processing Index	$100.00	$107.61	$119.46	$133.63	$136.21	$83.84
Recent Sales of Unregistered Securities
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

On May 24, 2007, we received a no-action letter from the SEC upon which we relied to make broad-based equity grants to employees under a no-sale theory. We have also made equity grants to our directors, executive officers, and certain other executives who qualify as accredited investors in reliance upon a private placement exemption from the federal securities laws and have made a small number of equity grants to non-U.S. employees under the exemption provided by Regulation S of the Securities Act of 1933.
The following summarizes various time-based equity awards approved by the stock option committee on the dates listed below since the beginning of the year ended January 31, 2009 (excluding directors and executive officers) in the United States and elsewhere throughout the world under the application of the no sale theory or under the exemption provided by Regulation S of the Securities Act of 1933:
•	April 10, 2008 and May 28, 2008 — equity awards representing an aggregate of approximately 717,000 shares;

•	March 4, 2009 — equity awards representing approximately 585,000 shares;

•	May 20, 2009 — equity awards representing approximately 458,000 shares; and

•	March 17, 2010 — equity awards representing approximately 283,850 shares.
The following summarizes various time-based and performance-based equity awards approved by the board of directors or the stock option committee on the dates listed below since the beginning of the year ended January 31, 2009 under a private placement exemption to directors, executive officers, or other employees qualifying as accredited investors:
•	May 28, 2008 — equity awards representing approximately 524,000 shares;

•	March 4, 2009 — equity awards representing approximately 768,000 shares;

•	March 19, 2009 — equity awards representing approximately 20,000 shares;

•	May 20, 2009 — equity awards representing approximately 72,000 shares;

•	March 17, 2010 — equity awards representing approximately 426,850 shares; and

•	March 18, 2010 — equity awards representing approximately 20,000 shares.
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

Issuer Purchases of Equity Securities
All of the purchases in the table below reflect shares withheld upon vesting of restricted stock to satisfy statutory minimum tax withholding obligations. The shares that were withheld were deposited in our treasury and a corresponding cash payment was made by us to the tax authorities. Due to the extended period covered by this report, the table below only includes those months in which purchases were made (no purchases were made in the months omitted from the table). Purchases subsequent to January 31, 2009, which are not included in the table below, are as follows (repurchase prices correspond to the closing prices of our common stock on the Pink Sheets on the relevant vesting dates (or the trading date immediately preceding the vesting date)): May 16, 2009 (8,000 shares at $6.20 per share), January 11, 2010 (2,913 shares at $19.00 per share) and March 17, 2010 (8,556 shares at $24.58 per share). From time to time, we may also foreclose on shares of our common stock pledged to us by non-officer employees as security for tax-related loans associated with equity vestings if the employee defaults on his or her repayment obligations.
Issuer Purchases of Equity Securities

			(c)		(d)
			Total number of		Maximum number (or
	(a)		shares (or units)		approximate dollar value) of
	Total number of	(b)	purchased as part of		shares (or units) that may yet
	shares (or units)	Average price paid	publicly announced		be purchased under the plans
Period	purchased	per share (or unit)	plans or programs		or programs
February 2008	2,000	$17.69	2,000	(1)	N/A	(1)
May 2008	2,000	$23.50	2,000	(1)	N/A	(1)

(1)	On June 28, 2007, our board of directors approved a limited stock repurchase program (the “Director Repurchase Program”) to enable us to automatically repurchase, upon vesting, 40% of the shares of restricted stock otherwise deliverable to the independent directors of our board of directors (and such other directors as our board of directors may from time to time designate) upon such vesting in order to enable these directors to make required tax payments. The Director Repurchase Program is effective through the date we become compliant with our SEC reporting obligations, however, on March 18, 2010, our board of directors approved an extension of the program through (and including) May 16, 2010 to the extent that the program would otherwise have ended at such time and either we do not have in place an effective registration statement under which the directors may sell shares or the directors are subject to a Company-imposed trading blackout. Based on all grants made eligible for the Director Repurchase Program as of the filing date of this report, assuming that the Director Repurchase Program is still in effect at the time of vesting and that all grants vest, the maximum number of shares yet to be repurchased is currently 8,000. In addition, on November 24, 2009, our board of directors approved a limited stock repurchase program (the “Officer Repurchase Program”) to enable us to offer to repurchase from each executive officer the number of shares necessary to satisfy such officer’s minimum tax withholding obligation in connection with equity vesting-related tax events that occur during a company-imposed trading blackout. Our executive officers are not obligated to participate in the Officer Repurchase Program, which is effective through the date we file our Annual Report on Form 10-K for the year ended January 31, 2010, and is not limited to a set number of shares.

Item 6. Selected Financial Data
The following selected consolidated financial data as of and for the years ended January 31, 2009, 2008, 2007 and 2006 has been derived from our audited consolidated financial statements. The selected consolidated financial data as of and for the year ended January 31, 2005 has been derived from our unaudited consolidated financial statements and reflects adjustments to our previously filed consolidated financial statements for that period as discussed in our Comprehensive Form 10-K.
Our historical results should not be viewed as indicative of results expected for any future period.
Five-Year Selected Financial Highlights:

Consolidated Statements of Operations Data
	For the Years Ended January 31,
(in thousands, except per share data)	2009	2008	2007	2006	2005
Revenue	$669,544	$534,543	$368,778	$278,754	$214,038

Operating income (loss)	$(15,026)	$(114,630)	$(47,253)	$4,112	$(15,074)

Net income (loss)	$(80,388)	$(198,609)	$(40,519)	$1,664	$19,027

Net income (loss) applicable to common shares	$(93,452)	$(207,290)	$(40,519)	$1,664	$19,027

Net income (loss) per share:
Basic	$(2.88)	$(6.43)	$(1.26)	$0.05	$0.62

Diluted	$(2.88)	$(6.43)	$(1.26)	$0.05	$0.59

Weighted-average shares:
Basic	32,394	32,222	32,156	31,781	30,881

Diluted	32,394	32,222	32,156	32,620	32,175

We have never declared a cash dividend to common stockholders.

Consolidated Balance Sheet Data
	As of January 31,
(in thousands)	2009	2008	2007	2006	2005
Total assets	$1,337,393	$1,492,275	$593,676	$609,558	$529,761
Long-term debt, including current maturities	625,000	610,000	1,058	1,325	1,823
Preferred stock	285,542	293,663	—	—	—
Total stockholders’ equity (deficit)	(76,743)	29,298	197,604	219,632	203,074
During the five year period ended January 31, 2009, we acquired a number of businesses, the more significant of which were the acquisitions of MultiVision in January 2006, Mercom Systems Inc. (“Mercom”) in July 2006, and Witness in May 2007. The operating results of acquired businesses have been included in our consolidated financial statements since their respective acquisition dates and have contributed to our revenue growth. The May 2007 acquisition of Witness had significant impacts to our revenue and operating results for the years ended January 31, 2009 and January 31, 2008.

Results for the period ended January 31, 2009 include:
•	a full year’s revenue from Witness compared to eight months in the prior year;

•	amortization of intangible assets associated with the acquisition of Witness of $31.1 million;

•	integration costs of $3.2 million incurred to support and facilitate the combination of Verint and Witness into a single organization;

•	net proceeds after legal fees of approximately $4.3 million associated with the settlement of pre-existing litigation between Witness and a competitor;

•	interest expense on our term loan and revolving credit agreement of $35.2 million;

•	stock-based compensation expense of $36.0 million;

•	realized and unrealized losses on our interest rate swap of $11.5 million;

•	restructuring costs of $5.7 million and approximately $28 million in professional fees and related expenses associated with our restatement of previously filed consolidated financial statements for periods through January 31, 2005 and our extended filing delay status; and

•	non-cash goodwill impairment charges of $26.0 million.
Results for the period ended January 31, 2008 include:
•	an increase in revenue of $123.1 million from the Witness business, beginning in the quarter ended July 31, 2007;

•	amortization of intangible assets associated with the acquisition of Witness of $22.6 million;

•	a $6.4 million charge for in-process research and development;

•	integration costs of $11.0 million incurred to support and facilitate the combination of Verint and Witness into a single organization;

•	legal fees of $8.7 million associated with pre-existing litigation between Witness and a competitor;

•	interest expense on our term loan of $34.4 million;

•	restructuring costs of $3.3 million and approximately $26 million in professional fees and related expenses associated with our restatement of previously filed consolidated financial statements for periods through January 31, 2005 and our extended filing delay status;

•	realized and unrealized losses on our interest rate swap of $29.2 million;

•	unrealized gains of $7.2 million on an embedded derivative financial instrument related to the variable dividend feature of our preferred stock;

•	stock-based compensation expense of $31.0 million associated with our implementation of Statement of Financial Accounting Standards No. 123(revised 2004) Share-Based Payment (“SFAS No. 123(R)”); and

•	non-cash goodwill and intangible asset impairment charges of $23.4 million.
Operating results for the year ended January 31, 2007 include a $19.2 million one-time settlement charge related to our exit from a royalty-bearing program with the OCS.
More detailed information regarding these transactions appears in the notes to the consolidated financial statements included in Item 15.
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
Our Business
We serve two markets through three operating segments. Our Workforce Optimization segment serves the enterprise workforce optimization market, while our Video Intelligence segment and Communications Intelligence segment serve the security intelligence market.
In our Workforce Optimization segment, we are a leading provider of enterprise workforce optimization software and services. Our solutions enable organizations to extract and analyze valuable information from customer interactions and related operational data in order to make more effective, proactive decisions for optimizing the performance of their customer service operations, improving the customer experience, and enhancing compliance. Marketed under the Impact 360® brand to contact centers, back offices, branch and remote offices, and public safety centers, these solutions comprise a unified suite of enterprise workforce optimization applications and services that include IP and TDM voice recording and quality monitoring, speech and data analytics, workforce management, customer feedback, eLearning and coaching, performance management, and desktop productivity/application analysis. These applications can be deployed stand-alone or in an integrated fashion. Key business and technology trends driving this segment include a growing interest in a unified workforce optimization suite and sophisticated customer interaction analytics, the adoption of workforce optimization solutions outside contact centers, and the ongoing upgrade of TDM voice systems to VoIP telephony infrastructure. For the years ended January 31, 2009, 2008, and 2007, this segment represented approximately 53%, 49%, and 34% of our total revenue, respectively.
In our Video Intelligence segment, we are a leading provider of networked IP video solutions designed to optimize security and enhance operations. Our Video Intelligence Solutions portfolio includes IP video management software and services, edge devices for capturing, digitizing, and transmitting video over different types of wired and wireless networks, video analytics, and networked DVRs. Marketed under the Nextiva® brand, this portfolio enables organizations to deploy an end-to-end IP video solution with analytics or evolve to IP video operations without discarding their investments in analog CCTV technology. Key business and technology trends in the Video Intelligence segment include increased demand for advanced security solutions due to ongoing terrorism and security threats around the world and the transition from relatively passive analog CCTV video systems to more sophisticated network-based IP video solutions. For the years ended January 31, 2009, 2008, and 2007, this segment represented approximately 19%, 28%, and 33% of our total revenue, respectively.

In our Communications Intelligence segment, we are a leading provider of communications intelligence and investigative solutions that help law enforcement, national security, intelligence, and civilian government agencies effectively detect, investigate, and neutralize criminal and terrorist threats. Our solutions are designed to handle massive amounts of unstructured and structured information from different sources, quickly make sense of complex scenarios, and generate evidence and intelligence. Our portfolio includes solutions for communications interception, service provider compliance, mobile location tracking, fusion and data management, financial crime investigation, Web intelligence, integrated video monitoring, and tactical communications intelligence. These solutions can be deployed stand-alone or collectively, as part of a large-scale system to address the needs of large government agencies that require advanced, comprehensive solutions. Key business and technology trends in this segment include the demand for innovative communications intelligence and investigative solutions due to terrorism, criminal activities, and other security threats, an expanding range of communication and information media, the increasing complexity of communications networks and growing network traffic, and legal and compliance requirements. For the years ended January 31, 2009, 2008, and 2007, this segment represented approximately 28%, 23%, and 33% of our total revenue, respectively.
Generally, we make business decisions by evaluating the risks and rewards of the opportunities available to us in the markets served by each of our segments. We view each operating segment differently and allocate capital, personnel, resources, and management attention accordingly. In reviewing each operating segment, we also review the performance of that segment by geography. Our marketing and sales strategies, expansion opportunities, and product offerings may differ materially within a particular segment geographically, as may our allocation of resources between segments. When making decisions regarding investment in our business, increasing capital expenditures or making other decisions that may reduce our profitability; we also consider the leverage ratio in our credit facility. See “- Liquidity and Capital Resources Requirements”.
Our Strategy
There are several elements to our strategy, including:
•	Continue to drive the development of Actionable Intelligence solutions for unstructured data. We were a pioneer in the development of solutions that help businesses and governmental organizations derive intelligence from unstructured data (such as telephone conversations, video streams, email and Internet communications, etc.) to help them make better decisions. We believe that traditional business intelligence solutions, which have generally been designed for structured data stored in relational databases, cannot easily analyze this unstructured information and that the market opportunity for Actionable Intelligence solutions is still in its early stages. We intend to continue to drive the adoption of Actionable Intelligence solutions by delivering solutions to the workforce optimization and security intelligence markets designed to provide a high return on investment.

•	Maintain market leadership through innovation and customer centricity. We believe that to compete successfully we must continue to introduce solutions that better enable customers to derive Actionable Intelligence from their unstructured data. In order to do this, we intend to continue to make significant investment in research and development and to protect our intellectual property through patents and other means. We must continue to be in regular dialog with our customer base in order to understand their business objectives and requirements.

•	Grow through acquisitions, in addition to organic growth. Companies in our markets continue to consolidate, and we believe this trend will continue. We examine acquisition opportunities regularly as a means to add technology, increase our geographic presence, enhance our market leadership, or expand into adjacent markets. Historically, we have engaged in acquisitions for all of these purposes and expect to continue to do so in the future when strategic opportunities arise.

•	Expand our market presence through OEM and partner relationships. We offer our products and solutions to customers both directly and indirectly. For our indirect sales, we have expanded our relationships with OEMs and other channel partners. We believe these relationships broaden our market coverage, particularly in the SMB portion of the market, though in these arrangements, the partner has the primary relationship with the customer. We believe this is an important part of our growth strategy and intend to expand existing relationships while creating new relationships.
Key Trends and Developments in Our Business
We believe that there are many factors that affect our ability to sustain and increase both revenue and profitability, including:
•	Completion of our outstanding SEC filings. Our extended filing delay status has limited the information we have been able to provide to the public and other interested parties, including customers, partners, and bank lenders. This has had an adverse impact upon relationships with customers and resellers and, we believe, upon our actual results.

•	Decreased information technology spending. During the current global recession, information technology spending has decreased, and the market for our products and services has been adversely affected. Customers are delaying, reducing, and eliminating their spending on information technology, and we believe this has adversely affected our results.

•	Market acceptance of Actionable Intelligence for unstructured data, particularly analytics. We are in an early stage market where the value of certain aspects of our products and solutions is still in the process of market acceptance. We believe that our future growth depends in part on the continued and increasing acceptance of the value of our data analytics across our product offerings.

•	Our ownership and capital structure constrains investment and growth. We have a majority stockholder that can effectively control our business and affairs. We also are subject to various restrictive covenants under our credit facility, as well as a leverage ratio financial covenant. As a result, our current capital structure limits our ability to issue equity, incur additional debt, or make certain investments in our business. We are also limited in our ability to raise additional capital until such time that we have filed certain additional late periodic reports. These limitations may impede our ability to execute upon our business strategy.
See also “Risk Factors” under Item 1A for a more complete description of these and other risks that may impact future revenue and profitability.
Prior Investigation and Restatement
This report has been delayed due to the previously announced accounting reviews and internal investigations at Comverse and at Verint, together with the resulting restatement of certain items and the making of other corrective adjustments to certain of our previously filed historical financial statements through January 31, 2005, all of which were described in our Comprehensive Form 10-K. The Comverse investigation, conducted by a special committee of Comverse’s board of directors, primarily related to Comverse’s practices and accounting for stock options, reserves, and certain other accounting areas. Our internal investigation primarily related to our practices and accounting for reserves in periods prior to the year ended January 31, 2003, and was triggered by the Comverse investigation. Our accounting reviews primarily related to our historical revenue recognition methodology.
We have incurred substantial expense for accounting assistance, audit, legal, tax, and other professional services in connection with the accounting reviews and preparation of this report, and the ongoing preparation of our other outstanding periodic reports, including our restatement of previously filed financial statements for periods through January 31, 2005 and our extended filing delay status. Certain of these expenses are difficult to quantify, as we are unable to specifically segregate accounting and tax expenses related to the accounting reviews and related restatement activities from such expenses associated with customary and ongoing accounting and tax services. Billing for these services did not provide this level of differentiation as the services were often commingled. However, we estimate that expenses associated with our restatement of previously filed financial statements and expenses related to our extended filing delay status were approximately $26 million and $4 million in the years ended January 31, 2008 and 2007, respectively, including our best estimate of the associated accounting and tax expenses. Of these amounts, expenses related specifically to the internal investigation were approximately $17 million and $3 million in the years ended January 31, 2008 and 2007, respectively. We estimate that we incurred approximately $28 million of expenses associated with our restatement of previously filed financial statements for periods through January 31, 2005 and our extended filing delay status during the year ended January 31, 2009, including approximately $4 million related specifically to the internal investigation. We estimate that we incurred approximately $55 million of expenses associated with our restatement of previously filed financial statements for periods through January 31, 2005 and our extended filing delay status during the year ended January 31, 2010. We expect to continue to incur significant expenses in connection with completing our periodic reports at least until the time we begin to timely file our SEC filings.

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
Revenue Recognition
Our revenue recognition policy is a critical component of determining our operating results and is based on a complex set of accounting rules that require us to make significant judgments and estimates. We derive revenue primarily from two sources: product revenue, which includes revenue from hardware and software products, and service and support revenue, which includes revenue from installation services, PCS, project management, hosting services, and training services. Our customer arrangements typically include several of these elements. Revenue recognition for a particular arrangement is dependent upon such factors as the level of customization within the solution and the contractual delivery, acceptance, payment, and support terms with the customer. Significant judgment is required to conclude whether collectability of fees is considered probable and whether fees are fixed or determinable. In addition, our multiple-element arrangements must be carefully reviewed to determine whether the fair value of each element can be established, which is a critical factor in determining the timing of the arrangement’s revenue recognition.
The majority of our software license arrangements contain multiple elements including software, hardware, PCS, and professional services, such as installation, consulting, and training. We allocate revenue to delivered elements of the arrangement using the residual value method (“Residual Method”), whereby revenue is allocated to the undelivered elements based on vendor specific objective evidence of the fair value (“VSOE”) of the undelivered elements as prescribed in SOP 97-2 with the remaining arrangement fee allocated to the delivered elements and recognized as revenue assuming all other revenue recognition criteria are met. If we are unable to establish VSOE for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered. However, if the only undelivered element is PCS, we recognize the arrangement fee ratably over the PCS period.
Our policy for establishing VSOE for installation, consulting, and training is based upon an analysis of separate sales of services, which are then compared with the fees charged when the same elements are included in a multiple-element arrangement.

PCS revenues are derived from providing technical software support services and software updates and upgrades to customers on a when-and-if-available basis. PCS revenue is recognized ratably over the term of the maintenance period, which in most cases is one year. When PCS is included within a multiple-element arrangement, we utilize either the substantive renewal rate approach or the bell-shaped curve approach to establish VSOE of the PCS, depending upon the business operating segment, geographical region, or product line.
Under the bell-shaped curve approach of establishing VSOE, we perform a VSOE compliance test to ensure that a substantial majority (75% or over) of our actual PCS renewals are within a narrow range of plus or minus 15% of the median pricing.
Under the substantive renewal rate approach, we believe it is necessary to evaluate whether both the support renewal rate and term are substantive, and whether the renewal rate is being consistently applied to subsequent renewals for a particular customer. We establish VSOE under this approach through analyzing the renewal rate stated in the customer agreement and determining whether that rate is above the minimum substantive VSOE renewal rate established for that particular PCS offering. The minimum substantive VSOE rate is determined based upon an analysis of revenue associated with historical PCS contracts. Typically, renewal rates of 15% for PCS plans that provide when-and-if-available upgrades, and 10% for plans that do not provide for when-and-if-available upgrades, would be deemed to be minimum substantive renewal rates. For contracts that do not contain a stated renewal rate, revenue associated with the entire bundled arrangement is recognized ratably over the PCS term. Contracts that have a renewal rate below the minimum substantive VSOE rate are deemed to contain a more than insignificant discount element, for which VSOE cannot be established. We recognize revenue for these arrangements over the period that the customer is entitled to renew their PCS at the discounted rate, but not to exceed the estimated economic life of the product. We evaluate many factors in determining the estimated economic life of our products, including the support period of the product, technological obsolescence, product roadmaps, and customer expectations. We have concluded that our software products have estimated economic lives of from five to seven years.
For certain of our products, we do not have an explicit obligation to provide PCS but as a matter of business practice have provided implied PCS. The implied PCS is accounted for as a separate element for which VSOE does not exist. Arrangements that contain implied PCS are recognized over the period the implied PCS is provided, but not to exceed the estimated economic life of the product.
For shipment of products which include embedded firmware that has been deemed incidental, we recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”), and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). EITF No. 00-21 addresses the accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. Under the terms of SAB No. 104, revenue is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability of the fee is reasonably assured. For shipments of hardware products, delivery is considered to have occurred upon shipment, provided that the risks of loss, and title in certain jurisdictions, have been transferred to the customer.

Some of our arrangements require significant customization of the product to meet the particular requirements of the customer. For these arrangements, revenue is recognized in accordance with Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts, and the relevant guidance contained within SOP 81-1, typically using the percentage of completion (“POC”) method. Under the POC method, revenue recognition is generally based upon the ratio of hours incurred to date to the total estimated hours required to complete the contract. Profit estimates on long-term contracts are revised periodically based on changes in circumstances, and any losses on contracts are recognized in the period that such losses become evident. Generally, the terms of long-term contracts provide for progress billings based on completion of milestones or other defined phases of work. Significant judgment is often required when estimating total hours and progress to completion on these arrangements, as well as whether a loss is expected to be incurred on the contract due to several factors including the degree of customization required and the customer’s existing environment. If the range of profitability cannot be estimated but some level of profit is assured, revenue is recognized to the extent of costs incurred, until such time that the project’s profitability can be estimated or the services have been completed. In addition, if VSOE does not exist for the contract’s PCS element, but some level of profit is assured, the zero gross margin approach of applying percentage of completion accounting is used based on the extent of costs incurred. Once the services are completed, the remaining unrecognized portion of the arrangement fee is recognized ratably over the remaining PCS period. In the event some level of profitability on a contract cannot be assured, the completed-contract method of revenue recognition is applied. We use historical experience, project plans, and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties in these arrangements include implementation delays or performance issues that may or may not be within our control.
In certain of our arrangements accounted for under SOP 81-1, the fee is contingent on the return on investment our customers receive from our products and services. Revenue from these arrangements is recognized under the completed-contract method of accounting when the contingency is resolved and collectability is assured, which in most cases is upon final receipt of payment.
If an arrangement includes customer acceptance criteria, revenue is not recognized until we can objectively demonstrate that the software or services meet the acceptance criteria, or the acceptance period lapses, whichever occurs earlier. If a software license arrangement obligates us to deliver specified future products or upgrades, revenue under the arrangement is initially deferred and is recognized only when the specified future products or upgrades are delivered, or when the obligation to deliver specified future products expires, whichever occurs earlier.
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
Product revenue derived from shipments to resellers and OEMs who purchase our products for resale are generally recognized when such products are shipped (on a “sell-in” basis). This policy is predicated on our ability to estimate sales returns as well as the other criteria outlined in SFAS No. 48 regarding these customers. We are also required to evaluate whether our resellers and OEMs have the ability to honor their commitment to make fixed or determinable payments regardless of whether they collect payment from their customers. In this regard, we assess whether our resellers and OEMs are new, poorly capitalized, or experiencing financial difficulty, and whether they have a pattern of not paying as amounts become due on previous arrangements or seeking payment terms longer than those provided to end customers. If we were to change any of these assumptions or judgments, it could cause a material change to the revenue reported in a particular period. We have historically experienced insignificant product returns from resellers and OEMs, and our payment terms for these customers are similar to those granted to our end-users. Our policy also presumes that we have no significant performance obligations in connection with the sale of our products by our resellers and OEMs to their customers. If a reseller or OEM develops a pattern of payment delinquency, or seeks payment terms longer than generally granted to our resellers or OEMs, we defer the recognition of revenue from transactions with that reseller or OEM until the receipt of cash.
For multiple-element arrangements for which we are unable to establish VSOE of one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement’s revenue into product revenue and service revenue for financial reporting purposes. For these arrangements, we review our VSOE for training, installation, and PCS services from similar transactions and stand-alone service arrangements and prepare comparisons to peers, in order to determine reasonable and consistent approximations of fair values of service revenue for statement of operations classification purposes with the remaining amount being allocated to product revenue. Installation services associated with our Communications Intelligence arrangements recognized under SOP 97-2 are included within product revenue as such amounts are not considered material.

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

Impairment of Goodwill and Other Intangible Assets
We perform our goodwill impairment test on an annual basis, as of November 1, or more frequently, if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. Our goodwill impairment evaluation is based upon comparing the fair value to the carrying value of our reporting units containing goodwill. To test for potential impairment, we first perform an assessment of the fair value of our reporting units. We utilize three primary approaches to determine fair value: (a) an income based approach, using projected discounted cash flows, (b) a market based approach using multiples of comparable companies, and (c) a transaction based approach using multiples for recent acquisitions of similar businesses made in the marketplace.
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
During the years ended January 31, 2009, 2008, and 2007 we recorded non-cash charges to recognize impairments of goodwill and other intangible assets of $26.0 million, $23.4 million, and $24.7 million, respectively.
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
We evaluate the realizability of our deferred tax assets for each jurisdiction in which we operate at each reporting date. SFAS No. 109 requires a valuation allowance to be established when it is more likely than not that all or a portion of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the same character and in the same jurisdiction. We consider all available positive and negative evidence in making this assessment, including, but not limited to, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. In circumstances where there is sufficient negative evidence indicating that our deferred tax assets are not more-likely-than-not realizable, we establish a valuation allowance.
On February 1, 2007, we implemented the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more-likely-than-not sustainable, based solely on their technical merits, upon examination, and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position as the largest amount that we believe is more-likely-than-not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements, determined by applying the prescribed methodologies of FIN 48, represent our unrecognized income tax benefits, which we either record as a liability or as a reduction of the deferred tax asset for NOL’s. This interpretation also provides guidance on de-recognition, financial statement classification, interest and penalties, accounting in interim periods, disclosure, and transition. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

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
Impact of Our VSOE/Revenue Recognition Policies on Our Results of Operations
As reported in our Comprehensive Form 10-K, we conducted a review of our historical revenue recognition practices in accordance with SOP 97-2 and related accounting pronouncements, including performing additional analysis associated with the establishment of VSOE and whether we were able to determine the fair value of an undelivered element within a multiple-element arrangement. When VSOE does not exist for all delivered elements of an arrangement, SOP 97-2, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, requires revenue to be recognized under the Residual Method. In essence, the value of our products is derived by ascertaining the fair value of all undelivered elements (i.e., PCS and other services) and subtracting the value of the undelivered elements from the total arrangement value. If the fair value of all undelivered elements cannot be determined, revenue recognition is deferred for all elements, including delivered elements, until all elements are delivered. However, if the only undelivered element is PCS, the entire arrangement fee is recognized ratably over the PCS period.

As we disclosed in our Comprehensive Form 10-K, we determined that for many of the arrangements we examined in previously reported periods, we were unable to determine the fair value of all or some of the elements within the multiple-element arrangement, as required by SOP 97-2. Further, for certain transactions occurring during periods reported herein, we were similarly unable to determine the fair value of all or some of the elements.
Following is a general overview of how we recognize revenue for multiple-element arrangements by segment.
Workforce Optimization Segment
During the year ended January 31, 2009, VSOE for professional services was established for the majority of our Workforce Optimization transactions which allowed for the recognition of product revenue prior to the services being performed. In the years ended January 31, 2008 and 2007 VSOE for professional services was not established for a majority of our Workforce Optimization transactions and as a result, product revenue that could have otherwise been recognized upon delivery is being deferred until all services associated with the arrangement are completed. This results in revenue recognition being deferred for up to several quarters depending on the nature of the arrangement.
In addition during the three year period covered by this report, we were also unable to establish VSOE of PCS services related to certain other Workforce Optimization transactions. As a result, product revenue that could otherwise been recognized upon delivery is being recognized ratably over either the term of the PCS services or the estimated economic life of the software product.
In addition, several of our Workforce Optimization PCS service plans provide for significant and incremental discounts on future when-and-if available version upgrades, which also result in the deferral of certain previously recognized product revenue to later periods.
Over the last three years, in our Workforce Optimization segment, approximately 55% of our revenue was recognized when delivery of our products or performance of our services occurred using the Residual Method and approximately 45% was recognized ratably over either the PCS term or the period that the customer was entitled to renew their PCS but not to exceed the estimated economic life of the product or contractual period (“Ratable Method”).
Video Intelligence Segment
In certain of our Video Intelligence arrangements we provided support services that qualify as PCS for which we were not contractually obligated to render. We were unable to adequately establish VSOE for these implied PCS services. Accordingly, we are recognizing revenue for these arrangements over the implied support period, limited to the estimated economic life of the product.
We now offer separate PCS service plans to our Video Intelligence customers and have implemented improved processes which allow us to better identify Video Intelligence customers that were under current PCS service plans. However, we were not able to establish VSOE for our PCS plans due to the lack of actual subsequent PCS renewals. Therefore, revenue will continue to be recognized ratably over the support period for those arrangements which contain PCS.

Over the last three years, in our Video Intelligence segment, approximately 60% of our revenue was recognized when delivery of our products or performance of our services occurred using the Residual Method and approximately 40% was recognized using the Ratable Method.
Communications Intelligence Segment
Certain Communications Intelligence contracts include professional services, for which VSOE was not adequately established, in circumstances similar to those described previously for the Workforce Optimization segment. As a result, revenue for these contracts is deferred to subsequent periods. In addition, several of our Communications Intelligence contracts require substantial customization, and are therefore accounted for under the provisions of SOP 81-1. In addition, certain of these arrangements are bundled with PCS for which we were unable to establish VSOE, and revenue is deferred accordingly.
Over the last three years, based on the way we recognize revenue in our Communications Intelligence segment, approximately 55% of our revenue was recognized using the Residual Method, approximately 20% was recognized using the Ratable Method, and approximately 25% was recognized under the provisions of SOP 81-1, primarily using the percentage of completion method, or alternately, the completed contract method (the “Contract Accounting Method”).
Our revenue recognition policies described above primarily relate to the timing of the recognition of revenue over accounting periods, and do not impact the aggregate amount of cash flows or the aggregate amount of revenue we will ultimately record other than the impact of foreign currency exchange rates on certain revenue now reported and translated into U.S. Dollars in different accounting periods and certain transactions moving from net to gross accounting. As described above, revenue arrangements are being recognized ratably over a period as long as seven years. For example, revenue for an arrangement that was previously recognized entirely in the year ended January 31, 2005 may now be recognized ratably over a period through the year ended January 31, 2012, thereby reducing revenue in the year ended January 31, 2005 and adding to revenue in later periods.
In addition, as part of deferring revenue for a particular arrangement, we have also deferred certain cost of revenue associated with the arrangement. We have made an accounting policy election whereby the product cost of revenue, including hardware and third-party software license fees, are capitalized and amortized over the same period that product revenue is recognized, while installation and other service costs are generally expensed as incurred, except for certain contracts recognized according to contract accounting. For example, in a multiple-element arrangement where revenue is now being recognized over a seven-year period, the cost of revenue associated with the product is capitalized upon product delivery and amortized over that same seven-year period. However, the cost of revenue associated with the services is expensed as incurred in the period in which the services are performed. In addition, we expense customer acquisition and origination costs to selling, general and administrative expense, including sales commissions, as incurred, with the exception of certain sales referral fees in our Communications Intelligence segment which are capitalized and amortized ratably over the revenue recognition period.

As a result of the matters discussed above, revenue recognized in each of the years ended January 31, 2009, 2008, and 2007 relates to products and services that were delivered in that year as well as products and services that were delivered in prior years. Beginning in the year ended January 31, 2009 and more so in the year ended January 31, 2010, we believe that, in most cases, we have or will have changed our business processes and systems in a way that will enable us to establish fair value for each element in our offerings. These changes are intended to enable us to recognize revenue from product and services upon delivery instead of deferring all revenue over the PCS period and as a result we expect the amount of revenue that we will recognize in future periods that originated from prior periods will diminish over time. However, we believe that we will, in certain selected situations, continue to enter into arrangements that will require revenue to be deferred over longer periods of time.
Results of Operations
Financial Overview
The following table sets forth a summary of certain key financial information for the years ended January 31, 2009, 2008, and 2007:

	For the Years Ended January 31,
(in thousands, except per-share data)	2009	2008	2007
Total revenue	$669,544	$534,543	$368,778

Operating loss	$(15,026)	$(114,630)	$(47,253)

Net loss applicable to common shares	$(93,452)	$(207,290)	$(40,519)

Net loss per share:
Basic and diluted	$(2.88)	$(6.43)	$(1.26)

Year Ended January 31, 2009 compared to Year Ended January 31, 2008. Our revenue increased approximately 25%, or $135.0 million, to $669.5 million in the year ended January 31, 2009 from $534.5 million in the year ended January 31, 2008. The increase was due to revenue increases in our Workforce Optimization and Communications Intelligence segments, partially offset by a reduction in our Video Intelligence segment. In our Workforce Optimization segment, revenue increased by $91.5 million, or 35%, primarily due to a full year of Witness being included in our results for the year ended January 31, 2009 compared to only eight months in the year ended January 31, 2008, coupled with an increase in Witness maintenance renewal revenue recognized at full value as a result of the reduced impact of purchase accounting adjustments to support obligations assumed. We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, as required by business combination accounting rules, revenues related to maintenance contracts in the amount of $5.2 million and $33.9 million that would have been otherwise recorded by Witness as an independent entity, were not recognized in the years ended January 31, 2009 and 2008, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their maintenance contracts when such contracts are eligible for renewal. To the extent these underlying maintenance contracts are renewed, we will recognize the revenues for the full value of these contracts over the maintenance periods, the substantial majority of which are one year. In our Communications Intelligence segment, revenue increased by $63.8 million, or 50%, primarily due to increased business including several large project implementations that started during the year, as well as the completion of certain installations and work performed for projects accounted for as Contract Accounting Method revenue. In our Video Intelligence segment, revenue decreased $20.2 million, or 14%, due to timing of installations from a major customer, a decline in our distribution business in the APAC region, and a decline in Residual Method revenue due to the global economic downturn. For more details on our revenue by segment, see “- Revenue by Operating Segment”. Revenue in the Americas, EMEA, and APAC regions represented approximately 52%, 32%, and 16% of our total revenue, respectively, in the year ended January 31, 2009 compared to approximately 52%, 33%, and 15%, respectively, in the year ended January 31, 2008.
We had an operating loss of $15.0 million in the year ended January 31, 2009 compared to an operating loss of $114.6 million in the year ended January 31, 2008. The decrease in operating loss was primarily due to an increase in gross profit of $106.8 million to $411.3 million, or 61%, from $304.5 million, or 57%, partially offset by an increase of $7.2 in operating expenses. The increase in gross profit was primarily due to higher revenue and higher gross margin in our Workforce Optimization and Communications Intelligence segments, partially offset by lower revenue and lower gross margin in our Video Intelligence segment. The increase in operating expenses was due to a $23.0 million increase in selling, general and administrative expenses and a $5.6 million increase in amortization of intangible assets, primarily due to a full year of Witness being included in our results for the year ended January 31, 2009 compared to only eight months in the year ended January 31, 2008, as well as a $3.0 million increase in impairment of goodwill and other acquired intangible assets, partially offset by a $5.3 million reduction in integration and restructuring costs, a $13.0 million decrease in legal fees associated with intellectual property litigation assumed in the Witness acquisition, net of settlement recovery, as well as the absence in the year ended January 31, 2009 of a $6.7 million in-process research and development charge recorded in the year ended January 31, 2008. For additional information see “- Impairment of Goodwill and Other Acquired Intangible Assets” and Note 5, “Intangible Assets and Goodwill” to the consolidated financial statements included in Item 15.
We had a net loss applicable to common shares of $93.5 million and a loss per share of $2.88 in the year ended January 31, 2009, compared to a net loss applicable to common shares of $207.3 million and a loss per share of $6.43 in the year ended January 31, 2008. The decrease in our net loss applicable to common shares and loss per share in the year ended January 31, 2009 was due to our higher gross profit and lower integration costs and the Witness intellectual property legal fees as described above, and to lower interest and other expenses, net of $43.9 million in the year ended January 31, 2009, compared to interest and other expenses, net of $55.2 million in the year ended January 31, 2008. The decrease in interest and other expenses was primarily a result of the repurchase by our broker of our auction rate securities (“ARS”) at the value equal to the par value plus interest.

The U.S. Dollar was mixed relative to the major foreign currencies where we do business (weakened versus the Euro and Israeli Shekel and strengthened versus the British Pound and Canadian Dollar) in the year ended January 31, 2009 compared to the year ended January 31, 2008. The net impact was unfavorable on our revenue primarily due to the weaker British Pound, and had a net unfavorable impact on our operating loss primarily due to the stronger Israeli Shekel (which caused our local expenses to be higher). Had foreign exchange rates remained constant in these periods, our total revenue would have been approximately $5 million higher and our operating expenses and cost of revenue would have been approximately $2 million lower, or a net favorable constant dollar impact of approximately $7 million on our operating loss in the year ended January 31, 2009.
As of January 31, 2009, we employed approximately 2,550 employees, including part-time employees and certain contractors, as compared to approximately 2,600 as of January 31, 2008.
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
We had an operating loss of $114.6 million in the year ended January 31, 2008 compared to an operating loss of $47.3 million in the year ended January 31, 2007. The increased operating loss was primarily due to an increase in professional fees and related expenses of approximately $22 million associated with our restatement of previously filed financial statements and our extended filing delay status, an increase in amortization of intangibles of $20.4 million, an increase in stock-based compensation of $12.4 million, integration and restructuring expenses of $14.3 million, and legal fees associated with intellectual property litigations of $12.0 million. With the exception of the professional fees, all of the previously mentioned increases were primarily due to the acquisition of Witness. Also included in our operating loss was an impairment charge of $2.7 million related to acquired intangible assets in our Video Intelligence segment and goodwill impairment charges totaling $14.0 million in our Workforce Optimization segment and $6.6 million in our Video Intelligence segment. For additional information see “- Impairment of Goodwill and Other Acquired Intangible Assets” and Note 6, “Intangible Assets and Goodwill” to the consolidated financial statements included in Item 15. The operating loss for the year ended January 31, 2007 included a $19.2 million settlement charge relating to the exit from a royalty-bearing program with the OCS. For additional information see “- OCS Royalty Settlement”.

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
The weakening of the U.S. Dollar relative to the major foreign currencies where we do business (primarily the British Pound, the Euro, Israeli Shekel, and Canadian Dollar) in the year ended January 31, 2008 compared to the year ended January 31, 2007 had a favorable impact on our revenue and an unfavorable impact on our operating expenses and our operating loss. Had foreign exchange rates remained constant in these periods, our total revenue would have been approximately $12 million lower and our operating expenses and cost of revenue would have been approximately $16 million lower, or a net favorable constant dollar impact of approximately $4 million on our operating loss.
As of January 31, 2008, we employed approximately 2,600 employees, including part-time employees and certain contractors, as compared to approximately 1,800 as of January 31, 2007. This increase was almost entirely due to the Witness acquisition.
Revenue by Operating Segment
The following table sets forth revenue for each of our three operating segments for the years ended January 31, 2009, 2008, and 2007:

				% Change
	For the Years Ended January 31,			2009 –	2008 –
(in thousands)	2009	2008	2007	2008	2007
Workforce Optimization	$352,367	$260,938	$125,982	35%	107%
Video Intelligence	127,012	147,225	122,681	(14%)	20%
Communications Intelligence	190,165	126,380	120,115	50%	5%

Total revenue	$669,544	$534,543	$368,778	25%	45%

Workforce Optimization Segment
Year Ended January 31, 2009 compared to Year Ended January 31, 2008. In our Workforce Optimization segment, revenue increased by $91.5 million, or 35%, primarily due to a full year of Witness being included in our results for the year ended January 31, 2009 compared to only eight months in the year ended January 31, 2008, coupled with an increase in Witness maintenance renewal revenue recognized at full value as a result of the reduced impact of purchase accounting adjustments to support obligations assumed. We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, as required by business combination accounting rules, revenues related to maintenance contracts in the amount of $5.2 million and $33.9 million that would have been otherwise recorded by Witness as an independent entity, were not recognized in the years ended January 31, 2009 and 2008, respectively. Historically, substantially all of our customers, including customers from acquired companies, renew their maintenance contracts when such contracts are eligible for renewal. To the extent these underlying maintenance contracts are renewed, we will recognize the revenues for the full value of these contracts over the maintenance periods, the substantial majority of which are one year. During the year ended January 31, 2009, we merged certain legal entities of Verint and Witness as well as integrated some of the products of both companies. As a result, we cannot accurately quantify the increase in revenue attributable to the Witness acquisition.
Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Workforce Optimization segment revenue increased approximately 107%, or $134.9 million, to $260.9 million in the year ended January 31, 2008 from $126.0 million in the year ended January 31, 2007. Approximately 91% of the increase was due to the acquisition of Witness in May 2007.
Video Intelligence Segment
Year Ended January 31, 2009 compared to Year Ended January 31, 2008. Video Intelligence segment revenue decreased approximately 14%, or $20.2 million, to $127.0 million in the year ended January 31, 2009 from $147.2 million in the year ended January 31, 2008. Approximately 35% of the decrease was due to lower revenue from a major customer due to the timing of installations, approximately 35% of the decrease was due to a decline in our distribution business in the APAC region, and approximately 30% of the decrease was due to a decline in Residual Method revenue due to the global economic downturn.
Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Video Intelligence segment revenue increased approximately 20%, or $24.5 million, to $147.2 million in the year ended January 31, 2008 from $122.7 million in the year ended January 31, 2007. Approximately 70% of the increase was due to greater Residual Method revenue primarily related to the completion of a multi-site installation for a major customer, partially offset by a decline in our distribution business in the APAC region, and approximately 30% of the increase was due to an increase in Ratable Method revenue recognized, primarily as a result of the introduction of our Nextiva Video Solution during the year ended January 31, 2007.
Communications Intelligence Segment
Year Ended January 31, 2009 compared to Year Ended January 31, 2008. Communications Intelligence segment revenue increased approximately 50%, or $63.8 million, to $190.2 million in the year ended January 31, 2009 from $126.4 million in the year ended January 31, 2008. The increase was due to increased business including several large project implementations that started during the year as well as the completion of certain installations and work performed for projects accounted for as Contract Accounting Method revenue. Approximately 60% of the increase was due to an increase in Residual Method revenue related to the completion of certain installations and approximately 30% of the increase was due to an increase in Contract Accounting Method revenue.

Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Communications Intelligence segment revenue increased approximately 5%, or $6.3 million, to $126.4 million in the year ended January 31, 2008 from $120.1 million in the year ended January 31, 2007. This increase was primarily due to the increase in Ratable Method revenue related to the completion of certain installations, partially offset by a decline in Contract Accounting Method revenue.
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
Revenue by Product Revenue and Service and Support Revenue
We categorize and report our revenue in two categories — product revenue and service and support revenue. For multiple-element arrangements for which we are unable to establish VSOE of one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement’s revenue into product revenue and service and support revenue. For additional information see Note 1, “Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 15.
The following table sets forth revenue for products and service and support for the years ended January 31, 2009, 2008, and 2007:

				% Change
	For the Years Ended January 31,			2009 –	2008 –
(in thousands)	2009	2008	2007	2008	2007
Product revenue	$365,485	$333,130	$251,584	10%	32%
Service and support revenue	304,059	201,413	117,194	51%	72%

Total revenue	$669,544	$534,543	$368,778	25%	45%

Product Revenue
Year Ended January 31, 2009 compared to Year Ended January 31, 2008. Product revenue increased approximately 10%, or $32.4 million, to $365.5 million in the year ended January 31, 2009 from $333.1 million in the year ended January 31, 2008. The increase was primarily a result of our Communication Intelligence segment which had a $47.4 million increase in product revenue, as well as an increase of $6.6 million in our Workforce Optimization segment. These increases were offset by a decrease of $21.6 million in product revenue in our Video Intelligence segment. For additional information see “- Revenue by Operating Segment”.

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
Service and Support Revenue
Year Ended January 31, 2009 compared to Year Ended January 31, 2008. Service and support revenue increased approximately 51%, or $102.7 million, to $304.1 million for the year ended January 31, 2009 from $201.4 million in the year ended January 31, 2008. The increase was primarily in our Workforce Optimization segment which represented $84.9 million of the total increase, as well as a combined increase of $17.8 million in our Video Intelligence and Communications Intelligence segments. The increase in our Workforce Optimization segment was primarily due to a full year of Witness being included in our results for the year ended January 31, 2009 compared to only eight months in the year ended January 31, 2008, coupled with an increase in Witness maintenance renewal revenue recognized at full value as a result of reduced impact of the purchase accounting adjustments to support obligations assumed. We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, as required by business combination accounting rules, revenues related to maintenance contracts in the amount of $5.2 million and $33.9 million that would have been otherwise recorded by Witness as an independent entity, were not recognized in the years ended January 31, 2009 and 2008, respectively.
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

Cost of Revenue
The following table sets forth cost of revenue by product and service and support, as well as amortization and impairment of acquired technology and backlog, and the settlement with the OCS for the years ended January 31, 2009, 2008, and 2007:

				% Change
	For the Years Ended January 31,			2009 –	2008 –
(in thousands)	2009	2008	2007	2008	2007
Product cost of revenue	$131,638	$121,627	$116,274	8%	5%
Service and support cost of revenue	117,588	100,397	48,175	17%	108%
Amortization and impairment of acquired technology and backlog	9,024	8,018	7,664	13%	5%
Settlement with OCS	—	—	19,158

Total cost of revenue	$258,250	$230,042	$191,271	12%	20%

Product Cost of Revenue
Product cost of revenue primarily consists of hardware material costs and royalties due to third parties for software components that are embedded in our software applications. As discussed under “- Impact of Our VSOE/Revenue Recognition Policies on our Results of Operations”, when revenue is deferred, we also defer hardware material costs and third-party software royalties and amortize those costs over the same period that the product revenue is recognized. Product cost of revenue also includes amortization of capitalized software development costs, OCS royalties (only for periods prior to August 1, 2006), write-offs of intangible assets, employee compensation and related expenses associated with our global operations, facility costs, and other allocated overhead expenses. In our Communications Intelligence segment, product cost of revenue also includes employee compensation and related expenses, contractor and consulting expenses, and travel expenses, in each case relating to resources dedicated to the delivery of customized projects for which certain contracts are accounted for under the Contract Accounting Method.
Year Ended January 31, 2009 compared to Year Ended January 31, 2008. Product cost of revenue increased approximately 8% to $131.6 million in the year ended January 31, 2009 from $121.6 million in the year ended January 31, 2008 primarily as a result of greater product revenue in our Communication Intelligence segment. This increase in revenue resulted in an increase in hardware material costs as well as expenses relating to resources dedicated to the delivery of customized projects, and included an increase in employee compensation and related expenses of $6.0 million, an increase in consulting and contracting costs of $3.2 million, and an increase in other product cost of revenue expenses of $0.8 million. Product costs in our Workforce Optimization segment also increased as a result of an increase in product revenue. Product costs in our Video Intelligence segment decreased as a result of decrease in product revenue. Our overall product margins increased slightly as a result of higher revenues and product mix.

Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Product cost of revenue increased approximately 5% to $121.6 million in the year ended January 31, 2008 from $116.3 million in the year ended January 31, 2007 primarily as a result of increased costs related to an increase in product revenue. The majority of the product revenue increase was in our Workforce Optimization segment and was almost entirely due to the acquisition of Witness. Our product margins have expanded as a result of product mix, as our Workforce Optimization solutions carry a lower hardware component and therefore a lower product cost of revenue compared to our Video Intelligence and Communications Intelligence solutions. The increase in product costs included an increase in hardware and software material costs of $5.6 million, an increase in employee compensation and related expenses of $2.8 million, primarily a result of increased employee headcount attributable to the Witness acquisition, and an increase in contractor costs of $1.9 million. These increases were offset by a $2.4 million elimination of royalty expenses as a result of exiting the OCS royalty-bearing programs in calendar year 2006 (for additional information see “- OCS Royalty Settlement”), a $1.6 million reduction in write-down of capitalized software development costs, and $1.0 million elimination of write-down in prepaid third-party licenses.
Service and Support Cost of Revenue
Service and support cost of revenue primarily consists of employee compensation and related expenses, contractor costs, and travel expenses relating to installation, training, consulting, and maintenance services. Service and support cost of revenue also include stock-based compensation expenses, OCS royalties (only for periods prior to August 1, 2006), facility costs, and other overhead expenses.
Year Ended January 31, 2009 compared to Year Ended January 31, 2008. Service and support cost of revenue increased approximately 17% to $117.6 million in the year ended January 31, 2009 from $100.4 million in the year ended January 31, 2008 primarily due to a full year of Witness being included in our results for the year ended January 31, 2009 compared to only eight months in the year ended January 31, 2008. Of these expenses, employee compensation and related expenses increased $8.3 million, service and support material costs increased $4.3 million, contractor expenses increased $1.7 million, travel and lodging expenses increased $0.7 million, stock-based compensation expense increased $0.6 million, and other expenses increased $1.6 million.
Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Service and support cost of revenue increased approximately 108% to $100.4 million in the year ended January 31, 2008 from $48.2 million in the year ended January 31, 2007. Of these expenses, employee compensation and related expenses increased $29.4 million primarily as a result of an increase in employee headcount attributable to the Witness acquisition and partially as a result of our special retention program in the year ended January 31, 2008. Other increases included an increase in contractor expenses of $6.4 million, an increase in travel and lodging expenses of $4.7 million, a $3.0 million increase in stock-based compensation expense, a $4.3 million increase in overhead expenses, and an increase in other expenses totaling $5.7 million, all of which were almost entirely due to the acquisition of Witness. These increases were offset by a $1.3 million elimination of royalty expenses as a result of exiting the OCS royalty-bearing programs in calendar year 2006. For additional information see “- OCS Royalty Settlement”.

Amortization and Impairment of Acquired Technology and Backlog
Year Ended January 31, 2009 compared to Year Ended January 31, 2008. Amortization and impairment of acquired technology and backlog increased approximately 13% to $9.0 million in the year ended January 31, 2009 from $8.0 million in the year ended January 31, 2008, primarily due to a full year of Witness in our results for the year ended January 31, 2009 as compared to only eight months in the year ended January 31, 2008.
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
OCS Royalty Settlement
On July 31, 2006, we entered into a settlement arrangement with the OCS, pursuant to which we exited a royalty-bearing program and the OCS agreed to accept a lump sum payment of approximately $36.0 million. Prior to the settlement, we had accrued approximately $16.8 million of royalties and related interest due under the original terms of the program through charges to cost of revenue in the corresponding periods of the related revenue, net of previous royalty payments. We recorded a charge of $19.2 million to cost of revenue in the second quarter of the year ended January 31, 2007 for the remaining amount of the lump sum settlement in excess of amounts previously accrued under the program. Payments agreed to under the OCS settlement were completed immediately following the execution of the settlement agreement. Beginning in the calendar year 2006, we entered into a new program with the OCS under which we are no longer required to pay royalties to the OCS.
Research and Development, Net
Research and development expenses primarily consist of personnel and subcontracting expenses, facility costs, and other allocated overhead, net of certain software development costs that are capitalized as well as reimbursements under government programs. Software development costs are capitalized upon the establishment of technological feasibility and until related products are available for general release to customers.

The following table sets forth research and development, net expense for the years ended January 31, 2009, 2008, and 2007:

				% Change
	For the Years Ended January 31,			2009 –	2008 –
(in thousands)	2009	2008	2007	2008	2007
Research and development, net	$88,309	$87,668	$53,029	1%	65%

Year Ended January 31, 2009 compared to Year Ended January 31, 2008. Research and development, net expense increased approximately 1% to $88.3 million in the year ended January 31, 2009 from $87.7 million in the year ended January 31, 2008. The increase reflects increases in stock-based compensation of $2.0 million, contractors and consultants fees of $2.3 million, and other expenses totaling $0.5 million, all of which were primarily due to a full year of Witness in our results for the year ended January 31, 2009. These increases were offset by the absence of our special retention program in the year ended January 31, 2009, which totaled $4.2 million in the year ended January 31, 2008.
Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Research and development, net expense increased approximately 65% to $87.7 million in the year ended January 31, 2008 from $53.0 million in the year ended January 31, 2007. Of these expenses, employee compensation and related expenses increased $22.6 million primarily as a result of an increase in employee headcount attributable to the Witness acquisition and partially as a result of our special retention program in the year ended January 31, 2008. Other increases included an increase in contractor expenses of $5.3 million, a $3.4 million increase in facility costs and other overhead expenses, $2.1 million of greater depreciation and amortization expenses, and an increase in other expenses totaling $1.3 million, all of which were primarily due to the acquisition of Witness.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.
The following table sets forth selling, general and administrative expense for the years ended January 31, 2009, 2008, and 2007:

				% Change
	For the Years Ended January 31,			2009 –	2008 –
(in thousands)	2009	2008	2007	2008	2007
Selling, general and administrative	$282,147	$259,183	$148,229	9%	75%

Year Ended January 31, 2009 compared to Year Ended January 31, 2008. Selling, general and administrative expenses increased approximately 9% to $282.1 million in the year ended January 31, 2009 from $259.2 million in the year ended January 31, 2008. Of these expenses, employee compensation and related expenses increased $7.4 million partially due to a full year of Witness in our results for the year ended January 31, 2009 offset by lower expenses in our Video Intelligence segment due to a decrease in employee headcount as a result of cost-saving initiatives and the absence of our special retention program. Other increases included an increase in stock-based compensation expense of $2.1 million and an increase in rent and utilities expense of $2.0 million, both of which were due to a full year of Witness in our results for the year ended January 31, 2009. Agent commissions increased $9.3 million, due to increased revenue in our Communications Intelligence segment, and professional fees increased $4.0 million. Professional fees and related expenses associated with our restatement of previously filed financial statements through January 31, 2005 and our extended filing delay status increased by approximately $2 million to $28 million in the year ended January 31, 2009 from approximately $26 million in the year ended January 31, 2008. These increases were offset by a decline in sales commissions of $3.2 million in approximately equal measures in our Workforce Optimization and Video Intelligence segments, due to a decline in customer orders received during the year, as well as other expense reductions totaling $0.7 million.
Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Selling, general and administrative expenses increased approximately 75% to $259.2 million in the year ended January 31, 2008 from $148.2 million in the year ended January 31, 2007. Of these expenses, employee compensation and related expenses increased $45.9 million, and employee sales commissions increased $11.7 million primarily as a result of an increase in employee headcount attributable to the Witness acquisition and partially as a result of our special retention program in the year ended January 31, 2008. Other increases included an increase in stock-based compensation expense of $8.4 million, an increase in rent and utilities expense of $6.3 million, an increase in communication expense of $3.6 million, an increase in travel and entertainment expense of $4.5 million, and an increase in other expenses totaling $8.6 million, all of which were primarily due to the acquisition of Witness. In addition, professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status increased by approximately $22 million to $26 million in the year ended January 31, 2008 from approximately $4 million in the year ended January 31, 2007.
Amortization of Other Acquired Intangible Assets
The following table sets forth amortization of other acquired intangible assets for the years ended January 31, 2009, 2008, and 2007:

				% Change
	For the Years Ended January 31,			2009 –	2008 –
(in thousands)	2009	2008	2007	2008	2007
Amortization of other acquired intangible assets	$25,249	$19,668	$3,164	28%	522%

Year Ended January 31, 2009 compared to Year Ended January 31, 2008. Amortization of other acquired intangible assets increased approximately 28% to $25.2 million in the year ended January 31, 2009 from $19.7 million in the year ended January 31, 2008 primarily due to a full year of Witness being included in our results for the year ended January 31, 2009 compared to only eight months in the year ended January 31, 2008. We report amortization of acquired trade names, customer relationships, and non-compete agreements as operating expenses.
Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Amortization of other acquired intangible assets increased approximately 522% to $19.7 million in the year ended January 31, 2008 from $3.2 million in the year ended January 31, 2007 almost entirely due to the Witness acquisition.
In-Process Research and Development
We expense the fair value of in-process research and development upon the date of the associated acquisition, as it represents incomplete research and development projects that had not yet reached technological feasibility and has no known alternative future use as of the date of the acquisition. Technological feasibility is generally established when an enterprise completes all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements.
The following table sets forth in-process research and development expense for the years ended January 31, 2009, 2008, and 2007:

	For the Years Ended January 31,
(in thousands)	2009	2008	2007
In-process research and development	$—	$6,682	$—

Year Ended January 31, 2008. In-process research and development expenses in the year ended January 31, 2008 primarily related to incomplete research and development projects attributable to the Witness acquisition. No in-process research and development charges were recorded for the years ended January 31, 2009 or 2007.

Impairment of Goodwill and Other Acquired Intangible Assets
The following table sets forth impairment of goodwill and other acquired intangible assets for the years ended January 31, 2009, 2008, and 2007:

	For the Years Ended January 31,
(in thousands)	2009	2008	2007
Intangible asset impairment	$—	$2,295	$838
Goodwill impairment	25,961	20,639	20,265

Impairments of goodwill and other acquired intangible assets	$25,961	$22,934	$21,103

Year Ended January 31, 2009. We recorded a goodwill impairment charge of $12.3 million in our Video Intelligence segment, as we fully impaired the remaining goodwill balance in one reporting unit in the Asia Pacific region, due to our decision in the fourth quarter to discontinue the development of a product line as a result of continued decline in our distribution business in that region. We also recorded a goodwill impairment charge of $13.7 million in our Workforce Optimization segment. The impairment in our Workforce Optimization segment was related to our performance management consulting business in the United States and was due primarily to overall lower than anticipated demand for our consulting services, which resulted in a decline in projected future revenue and cash flow.  See Note 5, “Intangible Assets and Goodwill” to the consolidated financial statements included in Item 15.
Year Ended January 31, 2008. We recorded a $2.3 million impairment charge to customer relationships and a goodwill impairment charge of $6.6 million in our Video Intelligence segment. The goodwill impairment charge was recorded due to a change in business strategy, which resulted in a decline in our distribution business in the APAC region. We reviewed our intangible assets for impairment in conjunction with our goodwill impairment review and determined that the customer relationships related to this business were also impaired. We also recorded a goodwill impairment charge of $14.0 million in our Workforce Optimization segment. The impairment in our Workforce Optimization segment was related to our performance management consulting businesses in the United States and Europe and was due primarily to overall lower than anticipated demand for our consulting services, which resulted in a decline in projected future revenue and cash flow.  See Note 5, “Intangible Assets and Goodwill” to the consolidated financial statements included in Item 15.
Year Ended January 31, 2007. We recorded a $0.8 million impairment charge of an acquired distribution network in our Video Intelligence segment in the APAC region. We fully impaired the value of an acquired distribution network due to reduced business with certain distributors, driven by changes in our business strategy in the region.  We also recorded goodwill impairment charges of $3.1 million in our Workforce Optimization segment and $17.1 million in our Video Intelligence segment.  The impairment in our Workforce Optimization segment is related to our performance management consulting business in the United States and was primarily due to overall lower than anticipated demand for our consulting services, which resulted in a decline in projected future revenue and cash flow.  The impairment in our Video Intelligence segment is related to our business in the APAC region, where revenue declined due to a change in business strategy, which resulted in a decline in our distribution business in the region. See Note 5, “Intangible Assets and Goodwill” to the consolidated financial statements included in Item 15.

Integration, Restructuring and Other, Net
The following table sets forth integration, restructuring and other, net for the years ended January 31, 2009, 2008, and 2007:

	For the Years Ended January 31,
(in thousands)	2009	2008	2007
Integration costs	$3,261	$10,980	$—
Restructuring costs	5,685	3,308	—
Other legal costs (recoveries)	(4,292)	8,708	—
Gain on sale of land	—	—	(765)

Integration, restructuring and other, net	$4,654	$22,996	$(765)

Integration and Restructuring Costs
Year Ended January 31, 2009. We continually review our business to manage costs and align our resources with market demand. In connection with such reviews, and also in conjunction with the acquisition of Witness, we continued to take several actions in the year ended January 31, 2009 to reduce fixed costs, eliminate redundancies, strengthen areas needing operational focus, and better position us to respond to market pressures or unfavorable economic conditions. We incurred restructuring costs of $5.7 million, consisting primarily of severance and personnel-related costs resulting from headcount reductions and retention, due to the acquisition of Witness and the restructuring of our Video Intelligence segment. As a result of the subsequent integration of the Witness and Verint businesses, and our Oracle enterprise resource planning re-engineering project, we incurred integration costs of $3.3 million, the majority of which were professional fees.
Year Ended January 31, 2008. We continually review our business to manage costs and align our resources with market demand. In connection with such reviews, and also in conjunction with the acquisition of Witness, we took several actions in the year ended January 31, 2008 to reduce fixed costs, eliminate redundancies, strengthen areas needing operational focus, and better position us to respond to market pressures or unfavorable economic conditions. As a result of these actions, we incurred restructuring costs of $3.3 million, in approximately equal measure as a result of acquiring Witness and from restructuring charges pertaining to the Video Intelligence segment. Also, resulting from the Witness acquisition and the subsequent integration of the Witness and Verint businesses, we incurred integration costs of $11.0 million during the year ended January 31, 2008. The majority of these integration and restructuring costs consisted of severance and personnel-related costs resulting from headcount reductions and retention, professional fees, and costs associated with travel and lodging. We did not incur any significant restructuring and integration costs during the year ended January 31, 2007.

Other Legal Costs
Year Ended January 31, 2009. On August 1, 2008, we reached a settlement agreement related to an ongoing patent infringement litigation matter, and recorded $9.7 million in settlement gains in the three months ended October 31, 2008. This gain was partially offset by $5.4 million of legal fees incurred during the year ended January 31, 2009 resulting in a net recovery of $4.3 million.
Year Ended January 31, 2008. We incurred $8.7 million of legal fees related to an ongoing patent infringement litigation matter. This litigation was subsequently settled during the year ended January 31, 2009.
Gain on Sale of Land
Year Ended January 31, 2007. We recorded a gain of $0.8 million from the sale of a parcel of land in Durango, Colorado.
Other Income (Expense), Net
The following table sets forth total other income (expense), net for the years ended January 31, 2009, 2008, and 2007:

				% Change
	For the Years Ended January 31,			2009 –	2008 –
(in thousands)	2009	2008	2007	2008	2007
Interest income	$1,872	$5,443	$8,835	(66%)	(38%)

Interest expense	(37,211)	(36,862)	(444)	1%	*

Other income (expense):
Gains (losses) on investments	4,713	(4,713)	360	(200%)	*
Foreign currency gains (losses), net	1,645	1,431	(919)	15%	(256%)
Losses on derivatives, net	(14,592)	(20,407)	—	(28%)	*
Other, net	(307)	(78)	(36)	339%	218%

Total other expense	(8,541)	(23,767)	(595)	(64%)	*

Total other income (expense), net	$(43,880)	$(55,186)	$7,796	(20%)	(808%)

*	Percentage is not meaningful.
Year Ended January 31, 2009 compared to Year Ended January 31, 2008. Total other income (expense), net, decreased $11.3 million to an expense of $43.9 million in the year ended January 31, 2009, compared to an expense of $55.2 million in the year ended January 31, 2008. Interest income decreased to $1.9 million in the year ended January 31, 2009 from $5.4 million in the year ended January 31, 2008 primarily due to lower interest rates. Interest expense increased to $37.2 million in the year ended January 31, 2009 from $36.9 million in the year ended January 31, 2008 due to an increase in our average debt balance year over year, offset by lower interest rates during the year ended January 31, 2009. In the year ended January 31, 2009, our investment in auction rate securities (“ARS”) with a carrying value of $2.3 million, were repurchased by our broker at the value equal to the par value of $7.0 million, resulting in a gain of $4.7 million. Foreign currency gains (losses) were the result of the effect of currency rate movements, primarily between the U.S. Dollar and the Euro, British Pound Sterling, Israeli Shekel, and Canadian Dollar.

In the year ended January 31, 2009, we recorded a net loss on derivatives of $14.6 million. This loss was primarily attributable to a $11.5 million loss in connection with a $450.0 million interest rate swap contract entered into concurrently with our credit agreement. This interest rate swap is not designated as a hedging instrument under the terms of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and is accounted for as a derivative. See “- Critical Accounting Policies and Estimates”. This loss was also partially due to a $3.1 million loss on foreign currency derivatives, which represented the realized and unrealized portions of our foreign currency hedges. As of January 31, 2009, some of our foreign-currency forward contracts were not designated as hedging instruments under the terms of SFAS No. 133 and were accounted for as derivatives, whereby the fair value of the contracts are reported as other current assets or other current liabilities on our consolidated balance sheet, and gains and losses from changes in fair value are reported in other income (expense), net.
Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Total other income (expense), net, decreased $63.0 million to an expense of $55.2 million in the year ended January 31, 2008, compared to $7.8 million of income in the year ended January 31, 2007. Interest income decreased approximately 38% to $5.4 million in the year ended January 31, 2008 from $8.8 million in the year ended January 31, 2007 primarily due to lower interest earning investments, as a result of the acquisition of Witness. Interest expense increased to $36.9 million in the year ended January 31, 2008 from $0.5 million in the year ended January 31, 2007 due to interest on borrowings under our $650.0 million term loan which we entered into to finance a portion of the purchase price of Witness. As of January 31, 2008, we also held investments in ARS which had an original cost of $7.0 million and estimated fair value of $2.3 million. During the fourth quarter of the year ended January 31, 2008, we concluded that our ARS investments had incurred an “other-than-temporary” impairment in market value and recorded a $4.7 million pre-tax charge. Subsequent to January 31, 2008, our ARS were repurchased by our broker at the value equal to the par value plus interest. Foreign currency gains (losses) were the result of the effect of currency rate movements, primarily between the U.S. Dollar and the Euro, British Pound Sterling, Israeli Shekel, and Canadian Dollar.
In the year ended January 31, 2008, we recorded a net loss on derivatives of $20.4 million. This loss was primarily attributable to a $29.2 million loss in connection with a $450.0 million interest rate swap contract entered into concurrently with our credit agreement. These losses reflected the dramatic decline in market interest rates during the second half of the year ended January 31, 2008. This interest rate swap is not designated as a hedging instrument under the terms of SFAS No. 133, and is accounted for as a derivative. See “- Critical Accounting Policies and Estimates”. This loss was partially offset by a $1.5 million gain on foreign currency derivatives, which represented the realized and unrealized portions of our foreign currency hedges. As of January 31, 2008, our foreign-currency forward contracts were not designated as hedging instruments under the terms of SFAS No. 133 and were accounted for as derivatives, whereby the fair value of the contracts is reported as other current assets or other current liabilities on our consolidated balance sheet, and gains and losses from changes in fair value are reported in other income (expense), net. The loss was also partially offset by a $7.2 million gain from an increase in the fair value of a derivative embedded in the preferred stock issued to Comverse for $293.0 million to finance a portion of the Witness acquisition.

Income Tax Provision
The following table sets forth our income tax provision for the years ended January 31, 2009, 2008, and 2007:

				% Change
	For the Years Ended January 31,			2009 –	2008 –
(in thousands)	2009	2008	2007	2008	2007
Provision for income taxes	$19,671	$27,729	$141	(29%)	*

*	Percentage is not meaningful.
Year Ended January 31, 2009 compared to Year Ended January 31, 2008. Our effective tax rate was (33.4)% for the year ended January 31, 2009, as compared to (16.3)% for the year ended January 31, 2008. The effective tax rate was negative in both years due to the fact that we reported tax expense on a consolidated pre-tax loss, primarily because we recorded a valuation allowance against certain pre-tax losses while, at the same time, recording an income tax provision in profitable jurisdictions. Lower pre-tax losses reported in the current year, as compared to the prior year, coupled with the relative mix of income and losses by taxing jurisdictions with rates different than the U.S. statutory rate and the impact of permanent book to tax differences, resulted in a larger negative effective tax rate for the year ended January 31, 2009. The most significant permanent difference in each year related to non-deductible goodwill impairment charges. For the year ended January 31, 2008 we recorded valuation allowances against our U.S. deferred tax assets resulting in the recording of tax expense. For the year ended January 31, 2009 we continued to record valuation allowances against our U.S. deferred tax assets resulting in no tax benefit being recorded in the current year. These charges reduced the benefits we could record on our pre-tax losses. Excluding the impact of valuation allowances, our effective tax rate for the year ended January 31, 2009 would have been 17.9%, which was lower than the U.S. statutory tax rate primarily due to income in certain foreign jurisdictions being taxed at lower rates.
The manner in which we evaluate the need for valuation allowances is described in “Critical Accounting Policies” and in Note 1, “Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 15.

Year Ended January 31, 2008 compared to Year Ended January 31, 2007. Our effective tax rate was (16.3)% for the year ended January 31, 2008, as compared to (0.4)% for the year ended January 31, 2007. The effective tax rate was negative for both years because we reported tax expense on a consolidated pre-tax loss. Tax expense was primarily due to our recording of valuation allowances during the year ended January 31, 2008 on our U.S. deferred tax assets and the impact of non-deductible impairment charges on identified intangibles. This resulted in U.S. income tax expense being recorded for the year even though we incurred U.S. net operating losses. Such losses were primarily caused by interest expense on Witness acquisition indebtedness. Excluding the impact of valuation allowances, our effective tax rate for the year ended January 31, 2008 would have been 26.9%, which was lower than the U.S. statutory tax rate primarily due to tax benefits in certain foreign jurisdictions recorded at lower rates.
Backlog
The delivery cycles of most of our products are generally very short, ranging from days to several months, with the exception of certain projects with multiple deliverables over a longer period of time. Therefore, we do not view backlog as a meaningful indicator of future business activity and do not consider it a meaningful financial metric for evaluating our business.

Selected Quarterly Results of Operations
The following table shows selected results of operations for each quarter during the two years ended January 31, 2009:

	For the Quarters Ended
	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,	Jan. 31,	Oct. 31,	Jul. 31,	Apr. 30,
(in thousands, except per-share data)	2009	2008	2008	2008	2008	2007	2007	2007
Revenue	$190,698	$157,867	$166,025	$154,954	$158,712	$158,135	$128,325	$89,371
Cost of revenue	64,965	59,554	63,844	60,863	61,415	64,421	56,230	39,958
Amortization and impairment of acquired technology and backlog	2,173	2,228	2,298	2,325	2,819	2,468	2,039	692

Gross profit	123,560	96,085	99,883	91,766	94,478	91,246	70,056	48,721

Research and development, net	18,412	21,963	23,672	24,262	24,361	23,278	22,933	17,096

Selling, general and administrative	64,058	69,977	73,644	74,468	80,476	72,306	63,090	43,311

Amortization of other acquired intangible assets	5,931	6,139	6,465	6,714	6,941	6,961	5,264	502
In-process research and development	—	—	—	—	—	—	6,439	243
Impairment of goodwill and other acquired intangible assets	25,961	—	—	—	22,934	—	—	—
Integration, restructuring and other, net	3,486	(7,393)	3,606	4,955	9,216	5,836	7,705	239

Income (loss) from operations	5,712	5,399	(7,504)	(18,633)	(49,450)	(17,135)	(35,375)	(12,670)
Other income (expense), net	(15,573)	(16,399)	(7,470)	(4,438)	(29,195)	(17,734)	(9,316)	1,059

Loss before taxes and noncontrolling interest	(9,861)	(11,000)	(14,974)	(23,071)	(78,645)	(34,869)	(44,691)	(11,611)
Provision for (benefit from) income taxes	8,784	9,441	(260)	1,706	(104)	(3)	30,676	(2,840)
Noncontrolling interest in net income of joint venture	223	695	373	520	149	235	244	436

Net loss	(18,868)	(21,136)	(15,087)	(25,297)	(78,690)	(35,101)	(75,611)	(9,207)
Dividends on preferred stock	(3,336)	(3,301)	(3,266)	(3,161)	(3,197)	(3,164)	(2,320)	—

Net loss applicable to common shares	$(22,204)	$(24,437)	$(18,353)	$(28,458)	$(81,887)	$(38,265)	$(77,931)	$(9,207)

Net loss per share
Basic & diluted	$(0.68)	$(0.75)	$(0.57)	$(0.88)	$(2.54)	$(1.19)	$(2.42)	$(0.29)

Revenue
Three Months Ended January 31, 2009 compared to Three Months Ended January 31, 2008. Our revenue increased approximately 20%, or $32.0 million, to $190.7 million in the three months ended January 31, 2009 from $158.7 million in the three months ended January 31, 2008. The increase was due to a revenue increase in our Communications Intelligence segment partially offset by a revenue decrease in our Workforce Optimization and Video Intelligence segments. Revenue in our Communications Intelligence segment increased by approximately 94% or $34.8 million, primarily due to an increase in Residual Method revenue related to the completion of certain installations and partially due to an increase in work performed for projects accounted for as Contract Accounting Method revenue. Workforce Optimization segment revenue decreased by approximately 1%, or $0.7 million. Revenue decline was partially offset by an increase in Witness maintenance renewal revenue recognized at full value as a result of reduced impact of purchase accounting adjustments to support obligations assumed. We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, revenues related to maintenance contracts in the amount of $7.9 million that would have been otherwise recorded by Witness as an independent entity, were not recognized in the three months ended January 31, 2008. Absent this adjustment, our Workforce Optimization segment decrease would have been approximately 9%, or $8.6 million, primarily due to the global economic downturn. Video Intelligence segment revenue decreased by approximately 6%, or $2.1 million, mainly due to a decline in our distribution business in the APAC region. Revenue in the Americas, EMEA, and APAC regions represented approximately 46%, 37%, and 17% of our total revenue, respectively, in the three months ended January 31, 2009, compared to approximately 49%, 37%, and 14%, respectively, in the three months ended January 31, 2008.
Three Months Ended October 31, 2008 compared to Three Months Ended October 31, 2007. Our revenue decreased approximately 0.1% or $0.2 million, to $157.9 million in the three months ended October 31, 2008 from $158.1 million in the three months ended October 31, 2007. Workforce Optimization segment revenue increased by approximately 19%, or $14.1 million, primarily due to increases in services and support revenues. This increase resulted from higher Witness maintenance renewal revenue recognized at full value as a result of reduced impact of purchase accounting adjustments to support obligations assumed. We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, revenues related to maintenance contracts in the amount of $13.4 million that would have been otherwise recorded by Witness as an independent entity, were not recognized in the three months ended October 31, 2007. Absent this adjustment, our Workforce optimization segment revenues increase would have been approximately 1%, or $0.7 million. Video Intelligence segment revenue decreased by approximately 35%, or $16.8 million, primarily due to a decrease in revenue from a major customer related to the timing of installations as well as a decline in Residual Method revenue due to the global economic downturn. Communications Intelligence segment revenue increased by approximately 7%, or $2.4 million, primarily due to increase in work performed for projects accounted for as Contract Accounting Method revenue, partially offset by a decline in Residual Method revenue. Revenue in the Americas, EMEA, and APAC regions represented approximately 57%, 27%, and 16% of our total revenue, respectively, in the three months ended October 31, 2008 compared to approximately 59%, 28%, and 13%, respectively, in the three months ended October 31, 2007.

Three Months Ended July 31, 2008 compared to Three Months Ended July 31, 2007. Our revenue increased approximately 29%, or $37.7 million, to $166.0 million in the three months ended July 31, 2008 compared to $128.3 million in the three months ended July 31, 2007. Workforce Optimization segment revenue increased by 48%, or $31.0 million, due to a full three months of Witness being included in our results for the three months ended July 31, 2008, compared to approximately two months of Witness in the three months ended July 31, 2007, coupled with an increase in Witness maintenance renewal revenue recognized at full value as a result of reduced impact of purchase accounting adjustments to support obligations assumed.  We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, revenues related to maintenance contracts in the amount of $1.0 million and $12.6 million that would have been otherwise recorded by Witness as an independent entity, were not recognized in the three month periods ended July 31, 2008 and 2007, respectively. Video Intelligence segment revenue increased by approximately 7%, or $2.4 million, primarily attributable to the completion of installations for a major customer, and Communications Intelligence segment revenue increased by approximately 14%, or $4.3 million, primarily due to increase in work performed for projects accounted for as Contract Accounting Method revenue. Revenue in the Americas, EMEA, and APAC regions represented approximately 56%, 27%, and 17% of our total revenue, respectively, in the three months ended July 31, 2008 compared to approximately 49%, 35%, and 16%, respectively, in the three months ended July 31, 2007.
Three Months Ended April 30, 2008 compared to Three Months Ended April 30, 2007. Our revenue increased approximately 73%, or $65.6 million, to $155.0 million in the three months ended April 30, 2008 from $89.4 million in the three months ended April 30, 2007. Workforce Optimization segment revenue increased by approximately 144%, or $47.0 million, due to Witness being included in our results for the three months ended April 30, 2008. We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, revenues related to maintenance contracts in the amount of $4.2 million that would have been otherwise recorded by Witness as an independent entity, were not recognized in the three months ended April 30, 2008. Absent this adjustment, our Workforce Optimization segment increase would have been approximately 157%, or $51.2 million. Communications Intelligence segment revenue increased by approximately 94%, or $22.3 million, primarily due to an increase in Residual Method revenue related to the completion of certain installations and partially due to an increase in work performed for projects accounted for as Contract Accounting Method revenue. Video Intelligence segment revenue decreased approximately 11%, or $3.7 million, primarily due to a decrease in Residual Method revenue, including a decline in our distribution business in the APAC region. Revenue in the Americas, EMEA, and APAC regions represented approximately 50%, 35%, and 15% of our total revenue, respectively, in the three months ended April 30, 2008 compared to approximately 49%, 33%, and 18%, respectively, in the three months ended April 30, 2007.
Cost of Revenue
Three Months Ended January 31, 2009 compared to Three Months Ended January 31, 2008. Cost of revenue increased $3.6 million in the three months ended January 31, 2009 compared to the three months ended January 31, 2008. Product cost of revenue increased $7.7 million, primarily as a result of greater product revenue in our Communication Intelligence segment, resulting in an increase in hardware material costs as well as expenses relating to resources dedicated to the delivery of customized projects. Of these expenses, employee compensation and related expenses increased $2.1 million, hardware and software material costs increased $3.8 million, contractor costs increased $1.5 million, and other product cost of revenue expenses increased $0.3 million. Service and support cost of revenue decreased $4.1 million. Of these expenses, employee compensation and related expenses decreased $3.0 million as a result of a decrease in employee headcount in our Workforce Optimization segment due to the elimination of redundancies resulting from the integration of Witness and in our Video Intelligence segment due to cost-saving initiatives. Other service and support cost of revenue decreases included a decrease in travel expenses of $0.9 million, and other service expenses decreased $0.2 million, all of which were primarily due to the elimination of redundancies resulting from the integration of Witness and partially due to our cost-saving initiatives.

Three Months Ended October 31, 2008 compared to Three Months Ended October 31, 2007. Cost of revenue decreased $4.9 million in the three months ended October 31, 2008 compared to the three months ended October 31, 2007. Product cost of revenue decreased $3.3 million, primarily as a result of a decline in product revenue in our Video Intelligence segment. Service and support cost of revenue decreased $1.6 million. Of these expenses, consultant costs decreased $0.9 million, travel expenses decreased $0.4 million, and other service expenses decreased $0.3 million, all of which were primarily due to the elimination of redundancies resulting from the integration of Witness and cost-saving initiatives in our Video Intelligence segment.
Three Months Ended July 31, 2008 compared to Three Months Ended July 31, 2007. Cost of revenue increased $7.6 million in the three months ended July 31, 2008 compared to the three months ended July 31, 2007. Product cost of revenue increased $0.9 million primarily as a result of greater product revenue in our Communication Intelligence segment, resulting in an increase in hardware material costs as well as expenses relating to resources dedicated to the delivery of customized projects. Service and support cost of revenue increased $6.7 million primarily due to a full three months of Witness in our results for the three months ended July 31, 2008, compared to approximately two months of Witness in the three months ended July 31, 2007. Of these expenses, employee compensation and related expenses increased $2.1 million, contractor costs increased $1.2 million, travel expense increased $0.5 million and other service expenses increased $0.5 million. In addition, during the three months ended July 31, 2008 we completed certain projects in our performance management business included in our Workforce Optimization segment, accounted for under Contract Accounting Method. As a result, we recognized deferred service revenues and costs, which resulted in an increase in service expenses of $2.4 million.
Three Months Ended April 30, 2008 compared to Three Months Ended April 30, 2007. Cost of revenue increased $20.9 million in the three months ended April 30, 2008 compared to the three months ended April 30, 2007. Product cost of revenue increased $4.7 million, due to greater hardware and software material costs of $2.0 million as a result of greater product revenue in our Workforce Optimization and Communications Intelligence segments. Other product cost of revenue increases included an increase in employee compensation and related expenses of $1.1 million and contractor costs of $1.7 million, both of which were almost entirely due to the acquisition of Witness. These increases were offset by other product cost of revenue reductions totaling $0.1 million. Services and support cost of revenue increased $16.2 million. Of these expenses, employee compensation and related expenses increased $8.9 million as a result of an increase in employee headcount attributable to the Witness acquisition. Other service and support cost of revenue increases included an increase in stock-based compensation expense of $1.1 million, an increase in contractor costs of $2.1 million, an increase in travel expenses of $1.6 million, an increase in materials of $1.0 million, and other service expenses increased $1.5 million, all of which were almost entirely due to the acquisition of Witness.

Research and Development, Net
Three Months Ended January 31, 2009 compared to Three Months Ended January 31, 2008. Research and development, net decreased $5.9 million in the three months ended January 31, 2009 compared to the three months ended January 31, 2008. Of these expenses, employee compensation and related expenses decreased $3.8 million primarily as a result of a decrease in employee headcount attributable to cost-saving initiatives in our Video Intelligence segment and the absence of our special retention program. Other expense decreases included a decrease in contractor costs of $1.2 million and other expense reductions totaling $0.9 million, partially due to the elimination of redundancies resulting from the integration of Witness and our cost-saving initiatives.
Three Months Ended October 31, 2008 compared to Three Months Ended October 31, 2007. Research and development, net decreased $1.3 million in the three months ended October 31, 2008 compared to the three months ended October 31, 2007. Of these expenses, there was a decrease of $0.6 million as a result of the absence of our special retention program. Other expense reductions totaling $0.7 million were due to the elimination of redundancies resulting from the integration of Witness.
Three Months Ended July 31, 2008 compared to Three Months Ended July 31, 2007. Research and development, net increased $0.7 million in the three months ended July 31, 2008 compared to the three months ended July 31, 2007. Of these expenses, stock-based compensation expense increased $0.8 million, offset by other reductions totaling $0.1 million.
Three Months Ended April 30, 2008 compared to Three Months Ended April 30, 2007. Research and development, net increased $7.2 million in the three months ended April 30, 2008 compared to the three months ended April 30, 2007. Of these expenses, employee compensation and related expenses increased $3.7 million and stock-based compensation expense increased $1.0 million, both of which were primarily a result of an increase in employee headcount attributable to the Witness acquisition. Other increases included an increase in contractor costs of $2.0 million, and an increase in other expenses totaling $0.5 million, all of which were almost entirely due to the acquisition of Witness.
Selling, General and Administrative Expense
Three Months Ended January 31, 2009 compared to Three Months Ended January 31, 2008. Selling, general and administrative expenses decreased $16.4 million in the three months ended January 31, 2009 compared to the three months ended January 31, 2008. Of these expenses, employee compensation and related expenses decreased $3.7 million primarily as a result of a decrease in employee headcount attributable to cost-saving initiatives in our Video Intelligence segment and the absence of our special retention program. Other expense decreases included a decrease in employee sales commissions of $2.8 million, a decrease in stock-based compensation expense of $2.0 million, a decrease in professional fees of $2.1 million, and reductions in other expenses totaling $0.8 million, all of which were partially due to the elimination of redundancies resulting from the integration of Witness and our cost-saving initiatives. Professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status decreased by approximately $5 million.

Three Months Ended October 31, 2008 compared to Three Months Ended October 31, 2007. Selling, general and administrative expenses decreased $2.3 million in the three months ended October 31, 2008 compared to the three months ended October 31, 2007. Of these expenses, employee compensation and related expenses decreased $1.4 million primarily as a result of a decrease in employee headcount attributable to cost-saving initiatives in our Video Intelligence segment and the absence of our special retention program. Professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status decreased by approximately $1 million. Other expense increases aggregated to $0.1 million.
Three Months Ended July 31, 2008 compared to Three Months Ended July 31, 2007. Selling, general and administrative expenses increased $10.6 million in the three months ended July 31, 2008, compared to the three months ended July 31, 2007 primarily due to a full three months of Witness in our results for the three months ended July 31, 2008, compared to approximately two months of Witness in the three months ended July 31, 2007. Of these expenses, employee compensation and related expenses increased $1.0 million, offset by the absence of our special retention program. Other increases included an increase in stock-based compensation expense of $1.2 million, an increase in rent and utilities expense of $0.9 million, an increase in professional fees of $1.9 million, and an increase in other expenses totaling $1.6 million, all of which were almost entirely due to the acquisition of Witness. Professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status increased by approximately $4 million.
Three Months Ended April 30, 2008 compared to Three Months Ended April 30, 2007. Selling, general and administrative expenses increased $31.2 million in the three months ended April 30, 2008 compared to the three months ended April 30, 2007 primarily due to the acquisition of Witness. Of these expenses, employee compensation and related expenses increased $11.5 million, and employee sales commissions increased $1.0 million. Other increases included an increase in stock-based compensation expense of $2.8 million, an increase in professional fees of $2.2 million, an increase in rent and utilities expense of $1.8 million, an increase in communication expense of $1.2 million, an increase in travel and entertainment expense of $1.5 million, and an increase in other expenses totaling $2.8 million. Agent commissions increased $2.4 million due to an increase in revenue in our Communication Intelligence segment. Professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status increased by approximately $4 million.
Amortization and Impairment of Acquired Intangible Assets
Three Months Ended January 31, 2009 compared to Three Months Ended January 31, 2008. Total amortization and impairment of acquired intangible assets decreased $1.7 million in the three months ended January 31, 2009 compared to the three months ended January 31, 2008 primarily due to certain intangible assets becoming fully amortized during the year ended January 31, 2009.

Three Months Ended October 31, 2008 compared to Three Months Ended October 31, 2007. Total amortization of acquisition-related intangibles decreased $1.1 million in the three months ended October 31, 2008 compared to the three months ended October 31, 2007 as certain intangible assets became fully amortized during the nine months period ended October 31, 2008.
Three Months Ended July 31, 2008 compared to Three Months Ended July 31, 2007. Total amortization of acquisition-related intangibles increased $1.5 million in the three months ended July 31, 2008 compared to the three months ended July 31, 2007 primarily due to the acquisition of Witness.
Three Months Ended April 30, 2008 compared to Three Months Ended April 30, 2007. Total amortization of acquisition-related intangibles increased $7.8 million in the three months ended April 30, 2008 compared to the three months ended April 30, 2007 primarily due to the acquisition of Witness.
Other Income (Expense), Net
Three Months Ended January 31, 2009 compared to Three Months Ended January 31, 2008. Other income (expense), net decreased $13.6 million to other expense, net, of $15.6 million in the three months ended January 31, 2009, compared to other expense, net, of $29.2 million in the three months ended January 31, 2008. Interest expense decreased by $4.5 million due to lower interest rates. Interest income decreased by $0.3 million due to lower interest rates. We recorded a $4.1 million gain on foreign currency in the three months ended January 31, 2009 compared to a $1.6 million gain in the prior year quarter. In addition, during the three months ended January 31, 2009, we recorded a net loss on derivatives of $12.0 million, compared to a $16.1 million net loss on derivatives in the three months ended January 31, 2008. This loss is primarily attributable to a $10.1 million loss related to a $450.0 million interest rate swap contract entered concurrently with our credit agreement, and is also partially due to a $1.9 million loss on foreign currency derivatives.
Three Months Ended October 31, 2008 compared to Three Months Ended October 31, 2007. Other income (expense), net decreased $1.3 million to other expense, net, of $16.4 million in the three months ended October 31, 2008 compared to other expense, net, of $17.7 million in the three months ended October 31, 2007. Interest expense decreased by $3.4 million due to lower interest rates. Interest income decreased by $0.3 million due to lower interest rates. We recorded a $3.7 million loss on foreign currency in the three months ended October 31, 2008 compared to a $0.4 million loss in the prior year quarter. In addition, during the three months ended October 31, 2008, we recorded a net loss on derivatives of $9.3 million, compared to a net loss on derivatives of $3.4 million in the three months ended October 31, 2007. This loss is primarily attributable to an $8.1 million loss related to a $450.0 million interest rate swap contract executed concurrently with our credit agreement, as well as a $1.1 million loss on foreign currency derivatives.

Three Months Ended July 31, 2008 compared to Three Months Ended July 31, 2007. Other income (expense), net decreased $1.8 million to other expense, net, of $7.5 million in the three months ended July 31, 2008 compared to other expense, net, of $9.3 million in the three months ended July 31, 2007. Interest expense decreased by $1.5 million due to lower interest rates; which was partially offset by higher average debt attributable to the $650.0 million term loan used to acquire Witness on May 25, 2007. Interest income decreased by $1.4 million due to lower interest rates. We recorded a $0.1 million loss on foreign currency in the three months ended July 31, 2008 compared to a $1.0 million gain in the prior year quarter. In addition, during the three months ended July 31, 2008, we recorded a net gain on derivatives of $2.4 million, compared to a net loss on derivatives of $0.9 million in the three months ended July 31, 2007. This gain is primarily attributable to a $2.5 million gain related to a $450.0 million interest rate swap contract executed concurrently with our credit agreement, partially offset by a $0.1 million loss on foreign currency derivatives.
Three Months Ended April 30, 2008 compared to Three Months Ended April 30, 2007. Other income (expense), net decreased $5.5 million to other expense, net, of $4.4 million in the three months ended April 30, 2008 compared to other income, net, of $1.1 million in the three months ended April 30, 2007. Interest expense increased by $9.8 million due to interest under our $650.0 million term loan used to acquire Witness. Interest income decreased by $1.6 million due to lower cash and investment balances. We recorded a $1.4 million gain on foreign currency in the three months ended April 30, 2008 compared to a $0.7 million loss in the prior year quarter. In addition, during the three months ended April 30, 2008, we recorded a net gain on derivatives of $4.4 million related to a $450.0 million interest rate swap contract executed concurrently with our credit agreement.
Liquidity and Capital Resources
Overview
Prior to the year ended January 31, 2008, our primary source of liquidity was cash from operations, consisting of collections of our accounts receivable for services and products as well as cash advances from our customers. However, in the year ended January 31, 2008, we borrowed $650.0 million under a new term loan facility ($40.0 million of which was prepaid during the year ended January 31, 2008) and received $293.0 million through the issuance of preferred stock to finance a significant portion of the Witness acquisition. We also have a $15.0 million revolving line of credit, which we initially borrowed against on November 24, 2008, and this borrowing remains outstanding as of the date of this report. See “- Liquidity and Capital Resources Requirements” below for additional information regarding our credit agreement. Our primary uses of cash have been and are expected to continue to be for acquisitions of businesses, selling and marketing activities, research and development, professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status, and capital expenditures. Beginning in the year ended January 31, 2008, uses of cash have also included interest payments and debt repayments.

The following table sets forth, for the years ended January 31, 2009 and 2008, cash and cash equivalents, and other funding sources:

	As of January 31,
(in thousands)	2009	2008
Cash and cash equivalents	$115,928	$83,233

Preferred stock (at carrying value)	$285,542	$293,663

Long-term debt	$620,912	$610,000

Year Ended January 31, 2009 compared to Year Ended January 31, 2008. At January 31, 2009, our cash and cash equivalents totaled $115.9 million, an increase of $32.7 million as compared to our January 31, 2008 balance. Our debt increased during this same period by $15.0 million as a result of borrowings under our revolving credit agreement. This net increase in cash is due to our improved operating performance including higher sales and higher operating margins.
Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the years ended January 31, 2009, 2008, and 2007:

	For the Years Ended January 31,
(in thousands)	2009	2008	2007
Net cash provided by (used in) operating activities	$53,635	$(299)	$9,099
Net cash used in investing activities	(26,247)	(851,733)	(15,086)
Net cash provided by (used in) financing activities	11,888	885,017	(1,089)
Effect of exchange rate changes on cash and cash equivalents	(6,581)	923	671

Net increase (decrease) in cash and cash equivalents	$32,695	$33,908	$(6,405)

Net Cash Provided by (Used in) Operating Activities
Prior to the year ended January 31, 2008, we historically had positive cash provided by operating activities as our cash collections from operations exceeded our costs. In the year ended January 31, 2008, we made payments related to the Witness acquisition including interest expense, integration expense, and special employee compensation. In addition, we made professional fee and related expense payments associated with our restatement of previously filed financial statements and our extended filing delay status. These incremental payments resulted in a $0.3 million use of cash in our operating activities in the year ended January 31, 2008. In the year ended January 31, 2009, due to our improved operating performance reflecting higher sales and operating margins versus the prior year, our operating activities returned to a positive cash flow position of $53.6 million. This improvement occurred despite increasing expenses related to restatements and our extended filing delay status during the year ended January 31, 2009.

During the year ended January 31, 2009, we generated $53.6 million in cash from operating activities. This $53.6 million positive cash from operating activities was due to non-cash items of $143.8 million, primarily depreciation and amortization, stock-based compensation, impairment of assets, provision for deferred income taxes, non-cash losses on derivative financial instruments, and lower deferred cost of revenue of $12.2 million. These increases were partially offset by a net loss of $80.4 million, lower accounts payable and accrued expenses of $10.8 million, and lower deferred revenue of $7.3 million.
During the year ended January 31, 2008, we used $0.3 million in cash in operating activities. The cash used consisted primarily of a net loss of $198.6 million and increased accounts receivable of $20.2 million due to higher revenue. This was partially offset by non-cash items of $160.8 million, primarily depreciation and amortization, deferred income taxes, stock-based compensation, impairment of assets, and non-cash losses on derivative financial instruments, increased deferred revenue of $25.1 million, lower prepaid expenses and other assets of $14.0 million, lower deferred cost of revenue of $5.6 million, and higher accounts payable and accrued expenses of $8.5 million.
During the year ended January 31, 2007, we generated $9.1 million in cash from operating activities. This $9.1 million positive cash from operating activities was due to non-cash items of $60.6 million, primarily impairment of assets, depreciation and amortization, and stock-based compensation, lower accounts receivable of $7.1 million, and higher accounts payable and accrued expenses of $6.1 million, partially offset by a net loss of $40.5 million and a decrease to deferred revenue of $23.7 million.
Net Cash Used by Investing Activities
During the year ended January 31, 2009, our investing activities used $26.2 million in cash, primarily resulting from $10.0 million of payments to settle derivative financial instruments not designated as hedges, and capital expenditures of $11.1 million.
During the year ended January 31, 2008, $851.7 million in cash was used in investing activities, principally due to the acquisition of Witness and ViewLinks Euclipse Ltd. with net assets acquired, net of cash, of $953.2 million, and capital expenditures of $14.2 million, partially offset by cash receipts from sales and maturities of investments, net of purchases, of $120.5 million.
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

Net Cash Provided by (Used in) Financing Activities
During the year ended January 31, 2009, we generated $11.9 million in cash from financing activities, primarily reflecting $15.0 million of proceeds from borrowings under our revolving credit facility.
During the year ended January 31, 2008, we generated $885.0 million in cash from financing activities, reflecting $650.0 million of proceeds from borrowings under our new term loan and $293.0 million of proceeds from issuance of convertible preferred stock to Comverse, partially offset by $42.5 million of repayments of long-term debt and payment of $13.6 million of debt issuance costs.
During the year ended January 31, 2007, we used $1.1 million in cash from financing activities.
Liquidity and Capital Resources Requirements
Based on past performance and current expectations, we believe that our cash and cash equivalents, and cash generated from operations will be sufficient to meet anticipated operating costs including required payments of principal and interest, working capital needs, capital expenditures, research and development spending, and other commitments for at least the next 12 months. Currently, we have no plans to pay any dividends on our preferred or common stock, which are not permitted under our credit agreement.
Our liquidity could be negatively impacted by a decrease in demand for our products and services and support, including the impact of changes in customer buying behavior due to the general global economic downturn. We have incurred significant professional fees and related expenses in connection with our restatement of previously filed financial statements through January 31, 2005 and our extended filing delay status. We expect that we will continue to incur significant professional fees and costs in the first half of 2010. Our liquidity could be negatively impacted by these additional fees and costs. In the event we determine to make acquisitions or otherwise require additional funds, we may need to raise additional capital, which could involve the issuance of equity or debt securities. There can be no assurance that we would be able to raise additional equity or debt in the private or public markets on terms favorable to us, or at all.
On May 25, 2007, we entered into a $650.0 million term loan and a $25.0 million revolving credit facility with a group of banks to fund a portion of the acquisition of Witness. As of January 31, 2009, our outstanding term loan balance was $610.0 million. The original $25.0 million revolving credit facility was reduced to $15.0 million in September 2008 due to the bankruptcy of Lehman Brothers and the termination of its commitment under the credit agreement. We borrowed the entire $15.0 million available to us in November 2008 and currently have no remaining balance available to us. We have made no payments during the year ended January 31, 2009 on the revolving credit facility. The term loan matures on May 25, 2014 and the revolving credit facility matures on May 25, 2013.

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
The credit agreement contains one financial covenant that requires us to meet a certain consolidated leverage ratio, defined as our consolidated net total debt divided by consolidated EBITDA for the trailing four quarters. EBITDA is defined in our credit agreement as net income/(loss) plus income tax expense, interest expense, depreciation and amortization, losses related to hedge agreements, any extraordinary, unusual, or non-recurring expenses or losses, any other non-cash charges, and expenses incurred or taken prior to April 30, 2008 in connection with our acquisition of Witness, minus interest income, any extraordinary, unusual, or non-recurring income or gains, gains related to hedge agreements, and any other non-cash income. Under the credit agreement, the consolidated leverage ratio could not exceed 5.50:1 for the quarterly period ended January 31, 2008, and we were in compliance with such requirement as of such date. For the quarterly periods ended April 30, July 31, and October 31, 2008, the consolidated leverage ratio could not exceed 5.50:1 and we were in compliance with such requirement as of such dates. For the quarterly periods ended January 31, April 30, July 31, and October 31, 2009, the consolidated leverage ratio could not exceed 4.50:1. As of January 31, 2009, we were in compliance with such requirement. For the quarterly periods ended January 31, April 30, July 31, and October 31, 2010, the consolidated leverage ratio cannot exceed 3.50:1. For the quarterly periods ended January 31, April 30, July 31, and October 31, 2011, the consolidated leverage ratio cannot exceed 2.50:1. For the quarterly period ended January 31, 2012 and thereafter, the consolidated leverage ratio cannot exceed 2.00:1.
Because our revenue recognition review resulted in changes in the way we recognize revenue from the way we did so at the time the credit agreement was put in place, it may be more difficult for us to maintain compliance with our leverage ratio covenant on a prospective basis than we expected at the time we entered into the credit agreement since the leverage ratio covenant is based on EBITDA, which is affected by revenue.
In addition, because GAAP requires us to continue to refine our accounting for open periods until the financial statements for such periods are filed, it is also possible that we may determine that we were not in compliance with the leverage ratio covenant in periods subsequent to January 31, 2009, until such time as we file the financial statements for such periods. Based on our current expectations, we intend to reduce our outstanding debt by the end of the quarterly period ending January 31, 2011 in order to maintain compliance with the consolidated leverage ratio covenant using available cash or cash raised from financing activities. Alternatively, we may pursue an acquisition that is accretive to our earnings. There can be no assurance that we will be successful with any such financing activities or in pursuing such an acquisition.
In addition, we are subject to a number of restrictive covenants, including limitations on our ability to incur indebtedness, create liens, make fundamental business changes, dispose of property, make restricted payments including dividends, make significant investments, enter into sale and leasebacks, enter new lines of business, provide negative pledges, enter into transactions with related parties, and enter into any speculative hedges, although there are limited exceptions to these covenants. Because of the delay in the filing of this report, our Comprehensive Form 10-K, and/or the Quarterly Reports on Form 10-Q for each of the quarters ended April 30, July 31, and October 31, 2009, we may be delayed in the completion of the audit of our financial statements for the year ended January 31, 2010, resulting in a default under the credit agreement if these financial statements are not completed and delivered to the lenders by May 1, 2010 and an event of default if not completed and delivered to the lenders by May 31, 2010.

Effective on February 25, 2008, our applicable borrowing margin increased by 0.25%, pursuant to the terms of the facility, because we did not provide certain audited financial statements to our lenders. Additionally, on August 25, 2008, the applicable margins increased another 0.25%, or 50% in total, since we did not deliver audited financial statements to our lenders.
See “Risk Factors — We have incurred significant indebtedness as a result of the acquisition of Witness, which makes us highly leveraged, subjects us to restrictive covenants, and could adversely affect our operations” under Item 1A.
If we are unable to comply with any of the requirements in the credit agreement, an event of default could occur which could cause or permit holders of the debt to declare all amounts outstanding to be immediately due and payable. In that event, we may be forced to sell assets, raise additional capital through a securities offering, or seek to refinance or restructure our debt. In such a case, we may not be able to consummate such a sale, securities offering, or refinancing or restructuring of the debt on reasonable terms, or at all.
Contractual Obligations
At January 31, 2009, our contractual obligations were as follows:

	Payments Due by Period
(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations, including interest	$773,338	$42,988	$107,346	$623,004	$—
Operating lease obligations	53,802	11,660	20,391	15,373	6,378
Purchase obligations	24,426	23,142	1,241	43	—
Other long-term obligations	3,700	2,000	1,700	—	—

Total contractual obligations	$855,266	$79,790	$130,678	$638,420	$6,378

The long-term debt obligations reflected above include projected interest payments over the term of the debt, assuming interest rates of 3.59% and 3.64%, which were the interest rates in effect for our term loan and revolving credit agreement borrowings, respectively, as of January 31, 2009. The terms of our long-term debt obligations are further discussed in Note 6, “Long-term Debt” to the consolidated financial statements included in Item 15. The long-term debt obligations also include the projected quarterly settlements of our interest rate swap, through its expiration in May 2011, using the same future interest rate assumptions that underlie the estimated fair value of the swap at January 31, 2009.

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
Our consolidated balance sheet at January 31, 2009 includes $24.2 million of non-current tax reserves, net of related benefits (including interest and penalties of $6.6 million, net of federal benefit) for uncertain tax positions under FIN 48. However these amounts are not included in the table above because it is not possible to predict or estimate the timing of payments for these obligations. We do not expect to make any significant payments for these uncertain tax positions within the next twelve months.
Off Balance Sheet Arrangements
We lease certain of our current facilities, furniture, and equipment under non-cancelable operating lease agreements. We are typically required to pay property taxes, insurance, and normal maintenance costs for these facilities.
In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2009, we had approximately $8.7 million of outstanding letters of credit and surety bonds relating to these performance guarantees. As of January 31, 2009, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on our consolidated results of operations, financial position, or cash flows. Our historical noncompliance with our performance obligations has been insignificant.
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

Subsequent Events
The following summarizes significant developments since January 31, 2009.
Acquisition of Iontas
On February 4, 2010, our wholly owned subsidiary, Verint Americas, acquired all of the outstanding shares of Iontas, a privately held provider of desktop analytics solutions.  Iontas solutions measure application usage and analyze workflows to help improve staff performance in contact center, branch, and back-office operations environments. Iontas’ desktop analytics solutions will be tightly integrated into our Impact 360® Workforce Optimization suite.  We acquired Iontas for approximately $15.2 million in cash (net of cash and net assets acquired) and potential additional earn-out payments tied to certain targets being achieved over a two-year period.
Wells Notices
On April 9, 2008, as we previously reported, we received a “Wells Notice” from the staff of the SEC arising from the staff’s investigation of our past stock option grant practices and certain unrelated accounting matters. These accounting matters also were the subject of our internal investigation. On March 3, 2010, the SEC filed a settled enforcement action in the United States District Court for the Eastern District of New York relating to certain of our accounting reserve practices. Without admitting or denying the allegations in the SEC’s Complaint, we consented to the issuance of a Final Judgment permanently enjoining us from violating Section 17(a) of the Securities Act, Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder. The settled SEC action did not require us to pay any monetary penalty and sought no relief beyond the entry of a permanent injunction. The SEC’s related press release noted that, in accepting the settlement offer, the SEC considered our remediation and cooperation in the SEC’s investigation. The settlement was approved by the United States District Court for the Eastern District of New York on March 9, 2010.
On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to file our periodic reports under the Exchange Act. On March 3, the SEC issued an OIP pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. We are currently evaluating the Section 12(j) OIP, including available procedural remedies, and intend to defend against the possible suspension or revocation of the registration of our common stock.

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations (“SFAS No. 141”), but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed, and any non-controlling interests in the acquired business. SFAS No. 141(R) is effective for all business combinations with an acquisition date occurring in years beginning after December 15, 2008, which means that it is effective for our year beginning February 1, 2009. The impact that SFAS No. 141(R) will have on us will depend on the nature and size of any acquisitions completed after we adopt this standard.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for business arrangements entered into in years beginning on or after December 15, 2008, which means that it is effective for our year beginning February 1, 2009. Early adoption is prohibited. We are in the process of evaluating this standard, but do not expect that the adoption of SFAS No. 160 will have a significant impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for years and interim periods beginning after November 15, 2008, with early application encouraged, which means that it is effective for our year beginning February 1, 2009. The adoption of SFAS No. 161 is not expected to have a significant impact on our consolidated financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted earnings per share. FSP EITF 03-6-1 is effective for years beginning after December 15, 2008 and early adoption is prohibited, which means that it is effective for our year beginning February 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a significant impact on our consolidated financial statements.

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
FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for interim and annual periods ending after June 15, 2009. We are assessing the potential impact that the adoption of FSP FAS 157-4 and FSP FAS 115-2 may have on our consolidated financial statements. FSP FAS 107-1 may result in increased disclosures in our future interim periods.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, the FASB issued FASB Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Disclosure Requirements. The amendments remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This statement, as amended, is effective for interim and annual periods ending after June 15, 2009. We do not expect that the adoption of SFAS No. 165, as amended, will have a material effect on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends FIN 46 (Revised 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and significantly enhances disclosures. SFAS No. 167 may be applied retrospectively in previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS No. 167 will have on our consolidated financial statements.

In September 2009, the FASB ratified the consensuses reached by the EITF regarding the following issues involving revenue recognition:
•	Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF No. 08-1”); and
•	Issue No. 09-3, Certain Revenue Arrangements That Include Software Elements (“EITF No. 09-3”).
EITF No. 08-1 applies to multiple-deliverable revenue arrangements that are currently within the scope of EITF No. 00-21. EITF No. 08-1 also provides principles and application guidance on whether a revenue arrangement contains multiple deliverables, how the arrangement should be separated, and how the arrangement consideration should be allocated. EITF No. 08-1 requires an entity to allocate revenue in a multiple-deliverable arrangement using estimated selling prices of the deliverables if a vendor does not have VSOE or third-party evidence of selling price. It eliminates the use of the residual method and, instead, requires an entity to allocate revenue using the relative selling price method. It also expands disclosure requirements with respect to multiple-deliverable revenue arrangements.
EITF No. 09-3 applies to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of the software revenue guidance in SOP No. 97-2. EITF No. 09-3 removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance.
The accounting guidance in EITF No. 08-1 and EITF No. 09-3 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. It will be effective for us in our fiscal year beginning February 1, 2011, although early adoption is permitted. Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. We are assessing the impact that the application of EITF No. 08-1 and EITF No. 09-3 may have on our consolidated financial statements.
During the third quarter of the year ended January 31, 2010, we adopted the new Accounting Standards Codification (“ASC”) as issued by the FASB. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC had no impact on our consolidated financial statements.

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
Credit Agreement
On May 25, 2007, to partially finance the acquisition of Witness, we entered into a $675.0 million secured financing arrangement comprised of a seven-year $650.0 million term loan facility and a six-year $25.0 million revolving credit facility (the “facilities”). As of January 31, 2009, we had $610.0 million outstanding under the term loan. The $25.0 million revolving credit facility was subsequently reduced to $15.0 million due to the bankruptcy of Lehman Brothers and in November 2008, we borrowed the full $15.0 million under the facility, which remained outstanding as of January 31, 2009.
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
Interest Rate Risk on Our Debt
Because the interest rates applicable to borrowings under the facilities are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. To partially mitigate this risk, and in part because we were required to do so by the lenders, when we entered into our credit facilities in May 2007, we executed a pay-fixed, receive-variable interest rate swap with a multinational financial institution under which we pay fixed interest at 5.18% and receive variable interest of three-month LIBOR on a notional amount of $450.0 million. This instrument is settled with the counterparty on a quarterly basis, and matures on May 1, 2011. As of January 31, 2009, of the $610.0 million of borrowings that were outstanding under the term loan, the interest rate on $450.0 million of such borrowings was substantially fixed by utilization of the interest rate swap. Interest on the remaining $160.0 million was variable. If the market interest rates for one or three-month LIBOR changed by 1.00% as of January 31, 2009, the annual interest expense on these borrowings would change by approximately $1.6 million.

This interest rate swap is not designated as a hedging instrument under the terms of SFAS No. 133 and is accounted for as a derivative, whereby the fair value of the instrument is reported on our consolidated balance sheets, and gains and losses from changes in its fair value, whether realized or unrealized, are reported in other income (expense), net. For the year ended January 31, 2009, we recorded losses on this instrument of approximately $15.4 million in other income (expense), net on the consolidated statements of operations. These losses reflect the decline in market interest rates during the year ended January 31, 2009.
The counterparty to our interest rate swap is a multinational financial institution. Despite the recent disruption in the global financial markets, we believe the risk of this counterparty’s nonperformance of its obligations is not material. Currently and for the expected remaining term of the agreement, the swap is in the counterparty’s favor and not ours, so we do not expect to have counterparty risk as a result of the significant decline in interest rates since first quarter 2008.
Investments
We invest in cash, cash equivalents, and bank time deposits. Interest rate changes could result in an increase or decrease in interest income we generate from these interest-bearing assets. Our cash, cash equivalents, and bank time deposits are primarily maintained at high credit-quality financial institutions around the world. The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
As of January 31, 2009, we had cash and cash equivalents totaling approximately $115.9 million, consisting of demand deposits and bank time deposits having maturities of three months or less. We also held $7.8 million of cash equivalents which were restricted for purposes of securing certain short-term performance obligations, and were not available for general operating use.
As of January 31, 2008, we had cash and cash equivalents totaling approximately $83.2 million, consisting of demand deposits and bank time deposits having maturities of three months or less. We also held $3.6 million of cash equivalents which were restricted for purposes of securing certain short-term performance obligations, and were not available for general operating use.
As of January 31, 2008, we also held investments in ARS, which had an original cost of $7.0 million and estimated fair value of $2.3 million. These ARS investments represented investments in pools of assets, including commercial paper, collateralized debt obligations, credit default linked notes, and credit derivative products. These investments were intended to provide liquidity through an auction process that resets the applicable interest rate at pre-determined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling the investments at par. The disruptions in the credit markets during 2007 and 2008 affected our holdings in ARS investments, as scheduled auctions for the securities failed and therefore severely limited the liquidity of these investments. During the quarter ended January 31, 2008, we concluded that our ARS investments had incurred an “other-than-temporary” impairment in market value and recorded a $4.7 million pre-tax charge to reduce the carrying value of these investments to $2.3 million. In consideration of the ongoing failed auctions and the uncertain market for these securities, we classified them within other assets as of January 31, 2008. In October and November 2008, these ARS investments were repurchased from us at par value of $7.0 million cost, plus interest, by the investment firm from whom we had purchased them. Our current investment policy no longer permits investments in ARS and we did not own any as of January 31, 2009.

Interest Rate Risk on Our Investments
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the year ended January 31, 2010, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2009. Such a change would cause our projected interest income from cash, cash equivalents, and bank time deposits to increase or decrease by approximately $0.6 million, assuming a similar level of investments in the year ended January 31, 2010 as in the year ended January 31, 2009.
Due to the short-term nature of our cash and cash equivalents and time deposits, the carrying values approximate market values and are not generally subject to price risk due to fluctuations in interest rates. See Note 4, “Short-term Investments” to the consolidated financial statements included in Item 15 for more information regarding our short-term investments.
Foreign Currency Exchange Risk
The functional currency for each of our foreign subsidiaries is the respective local currency with the exception of our subsidiaries in Israel and Canada, whose functional currencies are the U.S. Dollar. We are exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. Dollars for consolidated reporting purposes. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. Dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income within stockholders’ equity (deficit).
Our international operations subject us to risks associated with currency fluctuations. Most of our revenue is denominated in U.S. Dollars, while a significant portion of our operating expenses, primarily labor expenses, is denominated in the local currencies where our foreign operations are located, primarily Israel, the United Kingdom, Germany, and Canada. As a result, our consolidated U.S. Dollar operating results are subject to the potentially adverse impact of fluctuations in foreign currency exchange rates between the U.S. Dollar and the other currencies in which we conduct business.

In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that result in gains or losses. We recorded foreign currency transaction gains and losses, realized and unrealized, in other income (expense), net on the consolidated statements of operations, of approximately $1.6 million of net gains in the year ended January 31, 2009, $1.4 million of net gains in the year ended January 31, 2008, and $0.9 million of net losses in the year ended January 31, 2007.
Additionally, from time to time, we enter into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted payroll and payroll-related expenses denominated in Israeli Shekels and Canadian Dollars. These contracts are limited to durations of approximately six months or less. Our 50% owned joint venture in Singapore enters into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted dollar denominated accounts payable payments. These contracts are limited to durations of approximately one year or less.
We have not entered into any foreign currency forward contracts for trading or speculative purposes.
During the years ended January 31, 2009 and 2008, we realized net losses of $2.1 million and net gains of $1.8 million, respectively, on settlements of foreign currency forward contracts not designated as hedges. We had $1.9 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2009, with notional amounts totaling $35.9 million. We had $0.3 million of unrealized losses on outstanding foreign currency forward contracts as of January 31, 2008, with notional amounts totaling $11.7 million. We did not execute any foreign currency forward contracts during the year ended January 31, 2007.
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
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9a. Controls and Procedures
The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting as of January 31, 2009.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2009 because of the material weaknesses set forth below.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.
Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of our assets that could have a material effect on the consolidated financial statements.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the year ended January 31, 2009. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of January 31, 2009 because of the material weaknesses set forth below.
The following is a summary of our material weaknesses as of January 31, 2009:
•	Risk Assessment
Risk assessment is the component of our Company’s internal control that involves identifying and analyzing internal and external risks related to the preparation of reliable financial statements. We failed to perform an adequate global risk assessment to identify all material locations, balances, and related fraud risks when evaluating our internal control over financial reporting and therefore, we did not maintain an effective process to identify, analyze, and manage risks associated with financial reporting and anti-fraud programs and controls.
•	Monitoring
Effective monitoring enables a company to determine whether internal control over financial reporting is present and functioning. We did not design adequate monitoring controls related to certain subsidiaries, such that we could not be assured that a material misstatement of financial results would be prevented or detected on a timely basis.
•	Financial Reporting
Due to a lack of adequate systems, processes, and resources with sufficient GAAP knowledge, experience, and training, we did not maintain effective controls over the period-end financial close and reporting processes. Due to the actual and potential effect on financial statement balances and disclosures, the resulting restatement of our financial statements and the importance of the financial closing and reporting processes, we concluded that, in the aggregate, these deficiencies in internal controls over the period-end financial close and reporting process constituted a material weakness in internal control over financial reporting. The specific deficiencies contributing to this material weakness were as follows:
(a)	Inadequate policies and procedures. We did not design, establish, and maintain effective documented GAAP-compliant financial accounting policies and procedures, nor a formalized process for determining, documenting, communicating, implementing, monitoring, and updating accounting policies and procedures, including policies and procedures related to significant, complex, and non-routine transactions.

(b)	Journal entries. We did not design, establish, and maintain effective procedures for ensuring adequate review, approval, and existence of sufficient supporting documentation over journal entries, both recurring and non-recurring.
(c)	Accruals and reserves. We did not design, establish, and maintain effective policies and procedures and documentation requirements as they relate to accrued liabilities and reserves, including those accounts requiring significant management estimates and judgment.
(d)	Account reconciliations. We did not design, establish, and maintain effective controls over the preparation, timely review, and documented approval of account reconciliations. Specifically, we did not have effective controls over the completeness and accuracy of supporting schedules.
(e)	Inadequate segregation of duties within financial systems. In various accounting processes, applications, and systems we did not design effective controls to adequately segregate job responsibilities and system access for initiating, authorizing, and recording transactions, nor were there adequate mitigating or monitoring controls in place. Specifically, we did not perform an analysis of financial reporting job responsibilities and system user access, including information technology (“IT”) personnel, in order to establish effective segregation of responsibilities.
(f)	Deficiencies in end-user computing controls of critical spreadsheets. We did not design, establish, or maintain adequate controls over the access, completeness, accuracy, validity, and review of certain spreadsheet information that supports the financial reporting process.
(g)	Property and equipment. We did not have adequate controls over our property and equipment process, as we did not maintain effective controls over the existence, completeness, and accuracy of our property and equipment and recording of depreciation and amortization expense. In addition, effective controls were not designed and in place for appropriate classification of our property and equipment and the selection and consistent application of useful lives.
•	Equity Compensation
We did not maintain adequate policies and procedures to ensure effective controls over the administration, accounting, and disclosure for stock-based compensation sufficient to prevent a material misstatement of related compensation expense. Specifically, the following deficiencies in our granting, administration, and accounting for awards were identified:
(a)	Inaccurate accounting and disclosure. We did not maintain adequate procedures or effective controls over accounting, communication, and disclosure of compensation expense related to awards. Specifically, we lacked a process of financial and administrative oversight over the stock-based compensation process.

(b)	Administration of awards. We did not maintain effective controls related to the reconciliation of source data and sufficient procedures to ensure that grantees were notified in a timely manner.
(c)	Insufficient tracking of employee data. We did not maintain adequate procedures or effective controls over reporting changes affecting employees and other award holders (e.g., terminations) that ultimately impacted the timely accounting for compensation expense.
•	Revenue and Cost of Revenue
We did not maintain effective internal controls over order management, contract management, master file monitoring, issuance of credit memos, and policies and procedures to ensure effective controls over accounts receivable and the recognition of revenue, deferred revenue, and cost of revenue in accordance with GAAP, which resulted in material errors in the recognition of revenue and related cost of revenue. Specifically:
(a)	we lacked sufficient personnel with appropriate knowledge, experience, and training in the complexities of software revenue recognition;
(b)	we did not establish adequate procedures or effective controls to determine VSOE for installation, training services, or certain PCS agreements;
(c)	we did not establish adequate procedures or effective controls to determine proper accounting treatment for undelivered elements in multiple-element sales arrangements in accordance with SOP 97-2;
(d)	we did not establish adequate procedures or effective controls to ensure that all elements included in a multiple-element arrangement were timely identified and measured including establishment of VSOE for undelivered elements;
(e)	we did not establish adequate procedures or effective controls to identify the nature of projects, capture the necessary data, and determine the appropriate accounting treatment for arrangements subject to contract accounting;
(f)	we did not establish or maintain appropriate policies and procedures to identify, capitalize, and amortize product costs associated with revenue arrangements for which related revenue had been deferred;
(g)	we did not establish adequate procedures or effective controls to identify sufficient evidence of customer delivery and acceptance; and
(h)	we lacked consistent communication and coordination between and among the various finance and non-finance organizations across the company on the scope and terms of customer arrangements, including the proper identification of all undelivered contractual obligations that impacted revenue recognition.

•	Income Taxes
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
Our independent registered public accounting firm, Deloitte & Touche LLP, expressed an adverse opinion on our internal control over financial reporting as of January 31, 2009 because of the material weaknesses described above.
Changes in Internal Control Over Financial Reporting
Our management performed extensive procedures designed to ensure the reliability of our financial reporting. In addition to other internal processes undertaken, procedures performed included, but were not limited to the following actions: (a) dedicating significant resources, including the engagement of subject matter specialists to support management in its efforts to complete our financial filings, (b) expending substantial resources in response to the findings of the Comverse investigation relating to stock-based compensation errors associated with stock option grants issued to our employees previously employed by Comverse, and (c) performing extensive, substantive reviews of our revenue recognition, cost of revenue recognition, income and expense classification, stock compensation, and tax provisions. Based on these procedures, we have concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the interim and annual periods for the years ended January 31, 2009, 2008, and 2007.
Discussed below are changes made to our internal control over financial reporting from January 31, 2008 through January 31, 2009, as well as changes made to our internal control over financial reporting from February 1, 2009 through the date of this report, in each case, in response to the identified material weaknesses. In addition, we are also providing a description of remediation efforts for periods subsequent to January 31, 2009.
Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities.
As part of our ongoing remedial efforts, we have, among other things:
•	established an internal audit department in March 2008, which reports directly to the audit committee. Our internal audit department continues to be expanded and strengthened by hiring additional qualified staff as well as increasing the number of external consultants engaged;

•	appointed a Vice President (“VP”) of Finance and Global Revenue Controller and Regional Revenue Controllers, and established a centralized revenue recognition department to address complex revenue recognition matters, and to provide oversight and guidance on the design of controls and processes to enhance and standardize revenue recognition accounting application;
•	appointed our Chief Legal Officer as Chief Compliance Officer in September 2008, and established a robust world-wide compliance program;
•	hired a new Senior VP of Finance and Corporate Controller;
•	appointed a VP of Global Accounting to help ensure accurate, consistent application of GAAP;
•	engaged a large global public accounting firm to act as an external subject matter expert with respect to the accounting for and disclosure of stock-based compensation related matters, including providing additional SFAS No. 123(R) training and accounting assistance, and centralized responsibility for the administration of stock-based compensation within the purview of the Senior VP and Corporate Controller;
•	established a corporate tax department in the first quarter of the year ended January 31, 2009, which now includes a Vice President, Domestic Director, International Director, and two full-time tax accountants, assisted by external expert tax advisors to prepare and/or review significant tax provisions in accordance with SFAS No. 109, Accounting for Income Taxes / FIN 48, Accounting for Uncertainty in Income Taxes / APB 28, Interim Financial Reporting / FIN 18, Accounting for Income Taxes in Interim Periods, as well as any changes in local law. During the year ended January 31, 2009, we implemented a tax provision software program designed to prepare the consolidated tax provision and related SFAS No. 109 footnote disclosures;
•	engaged external subject matter experts with specialized international and consolidated income tax knowledge to assist in creating, implementing, and documenting a consolidated tax process;
•	performed a detailed Sarbanes-Oxley scoping and risk analysis and global fraud risk assessment for the year ended January 31, 2010 to properly identify material locations;
•	engaged external subject matter experts to assist in developing and implementing a formal remediation plan;
•	updated our Employee Code of Business Conduct and Ethics and implemented a new Finance and Accounting Code of Conduct that serves as a set of guiding principles emphasizing our commitment to financial and accounting reporting integrity, as well as transparency and robust and complete communications with, and disclosures to, internal and external auditors; annually, all finance department personnel are required to acknowledge their commitment to adhering to the Finance and Accounting Code of Conduct;

•	re-emphasized to all employees the availability of our whistleblower hotline, through which all employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting, or other irregularities they become aware of or have observed;
•	expanded our accounting policy and controls organization by creating and filling new positions with qualified accounting and finance personnel, increasing significantly the number of persons who are CPAs or the CPA international equivalent;
•	engaged external subject matter experts to assist in developing, implementing, and/or enhancing accounting- and finance-related policies and procedures, including revenue recognition, account reconciliations, journal entry review/approval procedures, end-user computing, fixed assets, and reserve and accrual analyses. Also, we have established an online global portal which includes, among other items, an electronic library containing various accounting policies and literature;
•	implemented a record retention program, with the assistance of an external expert, to centralize global finance documentation in a standard repository. This program is being administered by regional coordinators with oversight by the internal audit department;
•	initiated a project to review our key financial systems security processes and responsibilities to appropriately design automated controls that adequately segregate job responsibilities;
•	significantly increased our investment in the design and implementation of enhanced information technology systems and user applications commensurate with the complexity of our business and our financial reporting requirements, including a broader and more sophisticated implementation of our enterprise resource planning system, particularly in the area of revenue recognition accounting. It is expected that these investments will improve the reliability of our financial reporting by reducing the need for manual processes, reducing the chance for errors and omissions and thereby decreasing our reliance on manual controls to detect and correct accounting and financial reporting inaccuracies;

•	conducted employee training sessions on insider trading and general ethics; and
•	implemented a training program in the areas of business ethics, certain compliance matters, financial statements and processes, and best management practices, targeted to appropriate employees to enhance awareness and understanding of standards and principles for accounting and financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Verint Systems Inc.
Melville, New York
We have audited Verint Systems Inc.’s and subsidiaries’ (the “Company’s”) internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:
1.	The Company failed to perform an adequate global risk assessment to identify all material locations, balances and related fraud risks when evaluating internal control over financial reporting and therefore, did not maintain an effective process to identify, analyze, and manage risks associated with financial reporting and anti-fraud programs and controls.

2.	The Company did not design adequate monitoring controls as it related to certain subsidiaries such that management of the Company could not be assured that a material misstatement of financial results would be prevented or detected on a timely basis.

3.	Due to a lack of adequate systems, processes, and resources with sufficient knowledge of generally accepted accounting principles (“GAAP”), experience, and training, the Company did not maintain effective controls over the period-end financial close and reporting processes as of January 31, 2009. Due to the actual and potential effect on financial statement balances and disclosures, the resulting restatement of the financial statements and the importance of the financial closing and reporting processes, management of the Company concluded that, in the aggregate, these deficiencies in internal controls over the period-end financial close and reporting process constituted a material weakness in internal control over financial reporting. The specific deficiencies contributing to this material weakness were as follows:
(a)	Inadequate policies and procedures. The Company did not design, establish, and maintain effective documented financial accounting policies and procedures that are compliant with GAAP, nor a formalized process for determining, documenting, communicating, implementing, monitoring, and updating accounting policies and procedures, including policies and procedures related to significant, complex, and non-routine transactions.

(b)	Journal entries. The Company did not design, establish and maintain effective procedures for ensuring adequate review, approval and existence of sufficient supporting documentation over journal entries, both recurring and non-recurring.

(c)	Accruals and reserves. The Company did not design, establish, and maintain effective policies and procedures and documentation requirements as they relate to accrued liabilities and reserves, including those accounts requiring significant management estimates and judgment.

(d)	Account reconciliations. The Company did not design, establish, and maintain effective controls over the preparation, timely review, and documented approval of account reconciliations. Specifically, the Company did not have effective controls over the completeness and accuracy of supporting schedules.

(e)	Inadequate segregation of duties within financial systems. In various accounting processes, applications, and systems the Company did not design effective controls to adequately segregate job responsibilities and system access for initiating, authorizing, and recording transactions, nor were there adequate mitigating or monitoring controls in place. Specifically, the Company did not perform an analysis of financial reporting job responsibilities and system user access, including Information Technology personnel, in order to establish effective segregation of responsibilities.

(f)	Deficiencies in end-user computing controls of critical spreadsheets. The Company did not design, establish, or maintain adequate controls over the access, completeness, accuracy, validity, and review of certain spreadsheet information that supports the financial reporting process.

(g)	Property and equipment. The Company did not have adequate controls over the property and equipment process, as the Company did not maintain effective controls over the existence, completeness, and accuracy of property and equipment and recording of depreciation and amortization expense. In addition, effective controls were not designed and in place for appropriate classification of property and equipment and the selection and consistent application of useful lives.
4.	Equity Compensation. The Company did not maintain adequate policies and procedures to ensure effective controls over the administration, accounting, and disclosure for stock-based compensation sufficient to prevent a material misstatement of related compensation expense. Specifically, the following deficiencies in the granting, administration, and accounting for awards were identified:
(a)	Inaccurate accounting and disclosure. The Company did not maintain adequate procedures or effective controls over accounting, communication, and disclosure of compensation expense related to awards. Specifically, the Company lacked a process of financial and administrative oversight over the stock-based compensation process.

(b)	Administration of awards. The Company did not maintain effective controls related to the reconciliation of source data and sufficient procedures to ensure that grantees were notified in a timely manner.

(c)	Insufficient tracking of employee data. The Company did not maintain adequate procedures or effective controls over reporting changes affecting employees and other award holders (e.g., terminations) that ultimately impacted the timely accounting for compensation expense.
5.	Revenue and Cost of Revenue. The Company did not maintain effective internal controls over order management, contract management, master file monitoring, issuance of credit memos, and policies and procedures to ensure effective controls over accounts receivable and the recognition of revenue, deferred revenue, and cost of revenue in accordance with GAAP, which resulted in material errors in the recognition of revenue and related cost of revenue. Specifically:
(a)	The Company lacked sufficient personnel with appropriate knowledge, experience, and training in the complexities of software revenue recognition.

(b)	The Company did not establish adequate procedures or effective controls to determine vendor specific objective evidence of fair value (“VSOE”) for installation, training services, or certain post-contract customer support agreements.

(c)	The Company did not establish adequate procedures or effective controls to determine proper accounting treatment for undelivered elements in multiple-element sales arrangements in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition.

(d)	The Company did not establish adequate procedures or effective controls to ensure that all elements included in a multiple-element arrangement were timely identified and measured including establishment of VSOE for undelivered elements.

(e)	The Company did not establish adequate procedures or effective controls to identify the nature of projects, capture the necessary data, and determine the appropriate accounting treatment for arrangements subject to contract accounting.

(f)	The Company did not establish or maintain appropriate policies and procedures to identify, capitalize, and amortize product costs associated with revenue arrangements for which related revenue had been deferred.

(g)	The Company did not establish adequate procedures or effective controls to identify sufficient evidence of customer delivery and acceptance; and

(h)	The Company lacked consistent communication and coordination between and among the various finance and non-finance organizations across the Company on the scope and terms of customer arrangements, including the proper identification of all undelivered contractual obligations that impacted revenue recognition.
6.	Income Taxes. The Company did not maintain adequate policies and procedures and related internal controls to ensure the completeness, accuracy, and timely preparation and review of the consolidated income tax provision, related account balances, and disclosures sufficient to prevent a material misstatement of related account balances. The Company did not employ adequate resources, with sufficient technical expertise in the area of accounting for income taxes, to properly account for and disclose income taxes in accordance with GAAP.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended January 31, 2009, and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of the years ended January 31, 2009 and 2008 and for each of the three years in the period ended January 31, 2009, of the Company and our report dated April 7, 2010, expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes as discussed in Note 1 to the consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
New York, New York
April 7, 2010

Item 9b. Other Information
Not Applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Current Executive Officers and Directors
The following lists our current executive officers and directors as of the date of this report. Vacancies on the board of directors that have arisen due to the departures noted below have been filled by the vote of the board of directors, in accordance with our Amended and Restated By-laws and Amended and Restated Certificate of Incorporation. As of the date of this report, two vacancies remain on the board of directors.

Name	Age	Position
Dan Bodner	51	President, Chief Executive Officer, Corporate Officer, and Director

Peter D. Fante	42	Chief Legal Officer, Chief Compliance Officer, Secretary, and Corporate Officer

Elan Moriah	47	President, Verint Witness Actionable Solutions and Verint Video Intelligence Solutions and Corporate Officer

David Parcell	56	Managing Director, EMEA and Corporate Officer

Douglas E. Robinson	53	Chief Financial Officer and Corporate Officer

Meir Sperling	61	President, Verint Communications Intelligence and Investigative Solutions and Corporate Officer

Paul D. Baker	51	Director

John Bunyan	57	Director

Andre Dahan	61	Chairman of the Board

Victor A. DeMarines	73	Director

Kenneth A. Minihan	66	Director

Larry Myers	71	Director

Howard Safir	68	Director

Shefali Shah	38	Director

Stephen Swad	48	Director

Lauren Wright	56	Director

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
John Bunyan has served as one of our directors since March 2008. Mr. Bunyan also serves as Chief Marketing Officer of Comverse, a position he has held since October 2007. Prior to joining Comverse, Mr. Bunyan was President of Intelliventure LLC, a marketing and strategy firm, of which he remains a member, although the company is currently inactive. He also served as Senior Vice President of Mobile Multimedia Services at AT&T Wireless from November 2001 to April 2005 and was responsible for the consumer wireless data business. Before then, Mr. Bunyan served as Senior Vice President of Marketing at Dun & Bradstreet, and prior to that, as Executive Vice President of Marketing at Reuters Americas. Mr. Bunyan is also a member of the board of directors of Ulticom, Inc., a Comverse majority-owned public company and former operating subsidiary of Comverse, and one other wholly owned subsidiary of Comverse. Mr. Bunyan was nominated by Comverse to serve as a member of our board of directors.
Andre Dahan has served as one of our directors since July 2007 and Chairman of the board of directors since March 2008. Mr. Dahan has also served as Chief Executive Officer and President and a director of Comverse since April 2007. Prior to joining Comverse, Mr. Dahan was President and Chief Executive Officer of Mobile Multimedia Services at AT&T Wireless from July 2001 to December 2004. Previously, he served as President of North America and Global Accounts and in several other global executive positions for Dun & Bradstreet, a global business information and business tools provider. Before then, Mr. Dahan served in a variety of senior executive positions with Teradata Corp. (now NCR), Sequent Computer Systems, and S.E. Qual, an information technology consulting firm. He also serves as a member of the board of directors of Ulticom, Inc., a Comverse majority-owned public company and former operating subsidiary of Comverse, Starhome, B.V., also a Comverse majority-owned company and a global provider of mobile roaming technology and services, as well as numerous other directly and indirectly wholly owned subsidiaries of Comverse. Mr. Dahan was nominated by Comverse to serve as a member of our board of directors.

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
Kenneth A. Minihan has served as one of our directors since May 2002. Lieutenant General Minihan was a career U.S. Air Force officer who attained the rank of Lieutenant General and retired from the Air Force on June 1, 1999. Since February 2002, he has served as a Managing Director of Paladin Capital Group, a private equity firm. Lieutenant General Minihan also served as the 14th Director of the National Security Agency/Central Security Services and was the senior uniformed intelligence officer in the Department of Defense. Prior to this, Lieutenant General Minihan served as the Director of the Defense Intelligence Agency. Lieutenant General Minihan sits on the board of directors of (a) BAE Systems Inc., a defense systems company, (b) MTC Technologies, Inc., a telecommunications company, (c) Lucent Government Solutions, an information technology company, (d) Lexis Nexis Special Services, Inc., a leading provider of information and technology solutions to government, (e) ManTech International Corporation, a business software and services company and (f) American Government Solutions, a software development company. Lieutenant General Minihan was awarded the National Security Medal, the Defense Distinguished Service Medal, the Bronze Star, and the National Intelligence Distinguished Service Medal, among other awards and decorations.
Larry Myers has served as one of our directors since August 2003. Since November 1999, Mr. Myers has been retired from his position of Senior Vice President, Chief Financial Officer, and Treasurer of MITRE Corporation, a nonprofit organization that provides security solutions for the computer systems of the Department of Defense, the Federal Aviation Administration, the Department of Homeland Security, the Internal Revenue Service, and several organizations in the U.S. intelligence community. Mr. Myers served in this capacity with MITRE Corporation beginning in 1991.
Howard Safir has served as one of our directors since May 2002. Since December 2001, Mr. Safir has been the Chairman and Chief Executive Officer of SafirRosetti, a provider of security and investigation services and a wholly owned subsidiary of Global Options Group Inc. Mr. Safir has served as the Vice Chairman of Global Options Group Inc. since its May 2005 acquisition of SafirRosetti. He has served as Chief Executive Officer of Bode Technology, also a wholly owned subsidiary of Global Options Group Inc., since February 2007. Mr. Safir also currently serves as a director of (a) Implant Sciences Corporation, an explosives device detection company and (b) LexisNexis Special Services, Inc., a leading provider of information and technology solutions to government. During his career, Mr. Safir served as the 39th Police Commissioner of the City of New York, as Associate Director for Operations, U.S. Marshals Service, and as Assistant Director of the Drug Enforcement Administration. Mr. Safir was awarded the Ellis Island Medal of Honor among other citations and awards.

Shefali Shah has served as one of our directors since September 2007. Since March 2010, Ms. Shah has served as Senior Vice President, General Counsel and Corporate Secretary of Comverse. From March 2009 to March 2010, Ms. Shah served as the Acting General Counsel and Corporate Secretary of Comverse and from June 2006 through March 2009, Ms. Shah served as Associate General Counsel and Assistant Secretary. Prior to joining Comverse, Ms. Shah was an attorney in the corporate practice group of Weil, Gotshal & Manges LLP from September 2002 to June 2006. Ms. Shah also serves as a member of the board of directors of Ulticom, Inc., a Comverse majority-owned public company and former operating subsidiary of Comverse, and Starhome, B.V., a Comverse majority-owned subsidiary and a global provider of mobile roaming technology and services. Ms. Shah was nominated by Comverse to serve as a member of our board of directors.
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
Background of Current Executive Officers (Not Also a Director)
Peter D. Fante serves as our Chief Legal Officer, Chief Compliance Officer, Secretary, and Corporate Officer. Mr. Fante was appointed as General Counsel in September 2002, Chief Compliance Officer in September 2008, and Secretary in September 2005. Prior to joining us, Mr. Fante was an associate at various global law firms including Shearman & Sterling, Morrison & Foerster LLP, and Cadwalader, Wickersham & Taft LLP.
Elan Moriah serves as President, Verint Witness Actionable Solutions and Verint Video Intelligence Solutions global business lines and Corporate Officer. Mr. Moriah has served in such capacity since 2008, having previously served as our President, Americas from 2004 to 2008 and as President of our Contact Center division from 2000 to 2004. Prior to joining us, Mr. Moriah held various management positions with Motorola Inc., where he served as Business Development Manager for Europe, Middle East, and Africa, Worldwide Network Services Division and as Vice President of Marketing and Sales of a paging subsidiary. Before then, Mr. Moriah worked for Comet Software Inc., as Vice President of Marketing and Sales and as Operations Manager.

David Parcell serves as our Managing Director, EMEA and as Corporate Officer. He has served in such capacity since May 2001. Prior to joining us, Mr. Parcell served as Vice President of EMEA for Aspect Software, Inc. from 1997 to 2001. Before then, Mr. Parcell held key management positions at Co-Cam and Datapoint, along with senior sales positions with Unisys and Olivetti.
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
Former Directors
Avi Aronovitz, a former employee of Comverse, served on our board of directors from November 2004 until tendering his resignation in November 2008. John Spirtos, a former employee of Comverse, served on our board of directors from November 2008 until tendering his resignation in June 2009.
The Board of Directors and Board Committees
The Board of Directors
Although our common stock is not currently listed on NASDAQ, we have endeavored to continue to operate during our extended filing delay period in accordance with NASDAQ rules. To that end, the board of directors has determined that Messrs. DeMarines, Minihan, Myers, and Safir are “independent” for purposes of NASDAQ’s amended governance listing standards (specifically, NASDAQ Listing Rule 5605(a)(2)), and the requirements of both the SEC and NASDAQ that all members of the audit committee satisfy a special “independence” definition. The full board of directors has determined that Messrs. DeMarines, Minihan, Myers, and Safir not only are “independent” under the objective definitional criteria established by the SEC and NASDAQ, but also qualify as “independent” under the separate, subjective determination required by NASDAQ that, as to each of these directors, no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Both our audit committee and our stock option committee are composed solely of these four independent directors. The board of directors also has determined that Mr. Myers is an “audit committee financial expert”, as that term is defined by the SEC in Item 407(d) of Regulation S-K. Stockholders should understand that this designation is an SEC disclosure requirement relating to Mr. Myer’s experience and understanding of certain accounting and auditing matters, which the SEC has stated does not impose on the director so designated any additional duty, obligation, or liability than otherwise is imposed generally by virtue of serving on the audit committee and/or the board of directors.

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
The Corporate Governance and Nominating Committee
Members: Messrs. Dahan, DeMarines, and Safir, and Ms. Wright
The corporate governance and nominating committee of the board of directors makes recommendations on director nominees to the board of directors and will consider director candidates suggested by existing directors, senior management, and stockholders if properly submitted in accordance with the applicable procedures set forth in our by-laws. These procedures have not changed since the filing of our last proxy statement in 2005.
The corporate governance and nominating committee and the board of directors are heavily influenced in selecting director candidates and nominees by our majority stockholder, Comverse. Comverse has the right to designate all members for nomination to the board of directors, other than those required by applicable law and regulation, including NASDAQ’s amended governance listing standards and the requirements of the SEC, to be “independent”, and may fill any vacancy resulting from a Comverse designee ceasing to serve as a director. As the sole holder of our preferred stock, Comverse also has the right to designate up to two directors to the board of directors if we fail to redeem the preferred stock when otherwise required to do so upon the happening of certain corporate events. See “Certain Relationships and Related Transactions, and Director Independence — Comverse Preferred Stock Financing Agreements” under Item 13 for further discussion of rights associated with our preferred stock. Comverse designees currently serving on our board of directors are Messrs. Baker, Bunyan, Dahan and Swad, Ms. Shah, and Ms. Wright.

The corporate governance and nominating committee’s responsibilities are set forth in its charter and include, among other things (a) responsibility for establishing our corporate governance guidelines, (b) overseeing the board of director’s operations and effectiveness, and (c) identifying, screening, and recommending qualified candidates to serve on the board of directors. This committee was formed on September 11, 2007. Prior to this time, the nominating function was performed by the full board of directors.
The Audit Committee
Members: Messrs. DeMarines, Minihan, Myers, and Safir
We have a separately designated standing audit committee established as contemplated by Section 10A of the Exchange Act. The board of directors has determined that each member of the audit committee is “independent” and financially literate as required by the additional independence requirements for members of the audit committee pursuant to Rule 10A-3 under the Exchange Act. The audit committee’s responsibilities are set forth in its charter and include, among other things, (a) assisting the board of directors in its oversight of our compliance with all applicable laws and regulations, which includes oversight of the quality and integrity of our financial reporting, internal controls, and audit functions, and (b) direct and sole responsibility for the appointment, retention, compensation, and monitoring of the performance of our independent registered public accounting firm.
The Compensation Committee
Members: Messrs. Dahan, DeMarines, and Minihan and Ms. Shah
The compensation committee’s responsibilities are set forth in its charter and include, among other things, (a) approving compensation arrangements for our executive officers and (b) making recommendations to the stock option committee and the board of directors regarding awards under our equity compensation plans.
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
On March 19, 2009, we adopted an amended and restated Code of Conduct: Ethics Promote Excellence that replaced our Employee Code of Conduct and Ethics which was adopted in 2003. The new code applies to all executive officers, directors, and employees of the Company. A copy of the amended code was filed as an exhibit to a Current Report on Form 8-K filed with the SEC on March 24, 2009. The amended code can also be found on our website at www.verint.com under the “Investor Relations” tab. A copy of the Code of Conduct and Ethics for Senior Officers is also posted on our website under the “Investor Relations” tab. We will provide a copy of these codes of ethics to any person without charge, upon request. Requests may be made by writing or telephoning us at the following address:
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities to file initial reports of ownership on Form 3 and reports of changes in ownership on Forms 4 or 5 with the SEC. Such officers, directors, and 10% stockholders also are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.
Based solely on review of the copies of such reports furnished to us, or written representations that no reports were required, we believe that during the year ended January 31, 2009, our directors, executive officers, and 10% stockholders complied with all filing requirements.

Item 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes our executive officer compensation program and addresses how we made compensation decisions for the executive officers named below (the “named executive officers”) for the year ended January 31, 2009:
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
We have included certain information in this Compensation Discussion and Analysis and this section generally for periods subsequent to January 31, 2009 that we believe may be useful for a more complete understanding of our compensation arrangements. While the focus of this discussion is on our compensation arrangements with our named executive officers (who are also referred to as “executive officers” or just “officers” below), in some cases we also provide information about compensation arrangements with our other executives or our employees generally where we believe it may be useful for providing context for our officer compensation arrangements.
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

Our executive officer compensation packages have historically been, and continue to be, comprised of a mix of base salary, annual cash bonus, and annual equity or equity-linked grant, plus limited perquisites. We believe this relatively simple mix of compensation elements allows us to successfully achieve the compensation objectives outlined above, however, the compensation committee periodically re-evaluates the company’s compensation philosophy, objectives, and tools. In recent years, due to our extended filing delay period, we have also made use of supplementary incentives in addition to our regular officer compensation packages.
We believe it is important that a significant portion of an officer’s compensation be “at-risk” by being tied to the performance of our business or our stock price. We believe this is addressed through the use of performance-based bonuses and performance-vested equity, wherein payment or vesting is directly dependent on performance, as well as through the use of equity-based compensation generally, such as stock options, restricted stock, or restricted stock units (“RSUs”), whose value depends on our stock price. We believe that equity-based compensation that is subject to vesting based on continued employment is also an effective tool for retaining our officers, aligning their interests with those of our stockholders, and for building long-term commitment to the company.
Roles and Responsibilities
The compensation committee of the board of directors (the “compensation committee”) determines the base salaries and bonus structure for our executive officers. The compensation committee also establishes the performance goals that are used to determine how much of an officer’s annual target bonus is ultimately earned and evaluates the company’s and the officer’s performance against these goals in awarding actual bonus payments after the conclusion of the applicable performance period. The compensation committee is also responsible for overseeing our employee compensation programs generally, including our long-term incentive programs and any special compensation initiatives.
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
The composition of the peer group used for benchmarking analyses prepared by the compensation consultant is developed following discussions between the compensation committee, the compensation consultant, and members of senior management, and varies from year to year. The companies to be included in the peer group are selected from a sampling of publicly traded software and technology companies with annual revenues, market capitalizations, and/or enterprise values within a range above and below ours. In general, certain of our closest competitors do not fit within these parameters, either because they are much larger or much smaller than us, are privately held, or are foreign issuers who do not publicly file detailed compensation data.
For compensation for the year ended January 31, 2009, our compensation peer group consisted of:
•	McAfee Inc.,

•	Compuware Corporation,

•	THQ Inc.,

•	Sybase, Inc.,

•	Take-Two Interactive Software, Inc.,

•	Novell, Inc.,

•	NAVTEQ Corporation,

•	FLIR Systems, Inc.,

•	Lawson Software, Inc.,

•	Salesforce.com, Inc.,

•	Quest Software, Inc., and

•	Nuance Communications, Inc.
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
In establishing these actual cash and equity target award levels and the mix between cash compensation and equity compensation, the other factors considered by the compensation committee include:
•	the officer’s compensation for the previous year;

•	the officer’s performance in the previous year;

•	our performance in the previous year;

•	our growth from the previous year;

•	our outlook, budget, and cash forecast for the upcoming year;

•	the proposed packages for the other executive officers (internal pay equity);

•	the proposed merit increases, if any, being offered to our employees generally;

•	equity dilution and burn rates;

•	the value of previously awarded equity grants;

•	executive officer recruiting and retention considerations; and

•	compensation trends and competitive factors in the market for talent in which we compete.
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
Elements of Compensation
Base Salary
Base salaries for our executive officers are generally negotiated by us with the officer upon hiring based on prior compensation history, salary levels of our other executive officers, geographic location, and benchmarking data. Base salaries for our executive officers are subject to adjustment annually by the compensation committee as part of its regular compensation review process based on the benchmarking process and the other factors described above, as well as based on special achievements, promotions, and other facts and circumstances specific to the individual officer. For the year ended January 31, 2009, we increased base salaries for our executive officers, primarily based on the results of the peer group study prepared by the compensation committee’s consultant.

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
Performance goals are based on revenue, a measure of profitability (generally operating income), and a measure of cash generation. For the year ended January 31, 2009, the measure of cash generation was days sales outstanding (“DSO”). A portion of the bonus is also tied to the achievement of non-financial management business objectives (“MBOs”) approved by the compensation committee. The compensation committee uses the same budget prepared by management and approved by our board of directors for operating our business in establishing corresponding quantitative financial goals. This operating budget is prepared annually through a highly detailed, bottom-up process involving dozens of employees around the world from each of our three operating segments and represents a consensus view from the organization on the performance we can drive from our business. This same operating budget is also used in establishing the performance goals for our other employees who receive performance-based compensation, such as performance-based annual bonuses or sales commissions. We believe that using the same budget for operating the business and for establishing annual compensation performance goals helps to maximize the alignment between the interests of our executive officers (and other employees) and our stockholders. For executive officers with responsibility for a specific operating unit, unit revenue and unit profitability goals are also incorporated into the officer’s performance goals.

Because our operating budget is an internal tool primarily designed to assist management and the board of directors in understanding and managing the operations of the business, it uses measures of revenue and operating income that are different from their GAAP counterparts. As a result, because the compensation committee establishes the compensation performance goals using this same budget, these performance goals are also different from their GAAP counterparts and may also be calculated differently from the non-GAAP metrics that we may disclose publicly from time to time. For example, our internal budget targets, and therefore our performance goals, may exclude the effect of acquisitions that occur during the year. The following table summarizes the differences between our reported GAAP revenue and GAAP operating income and the corresponding measures used for our operating budget and our compensation performance goals, subject to any additional adjustments the compensation committee may deem appropriate in a particular period:

Budget /
Performance Goal
Metric	Differences from Corresponding GAAP Metric
Revenue	GAAP revenue excluding the impact of fair value adjustments relating to future support obligations under acquired contracts which would otherwise have been recognized on a stand-alone basis, as well as adjustments for sales concessions related to accounts receivable balances that existed prior to the date of an acquisition.
Operating income	GAAP operating income, adjusted for revenue as described above, and adjustments related to acquisitions including amortization of acquisition-related intangible assets, integration costs, acquisition-related write-downs, in-process research and development, impairment of goodwill and intangible assets, and special legal costs and settlement income, as well adjustments for stock-based compensation, expenses related to our restatement and extended filing delay, and certain other non-cash or non-recurring charges.
The financial performance goals established by the compensation committee generally come in the form of a range, wherein the officer may achieve a percentage of his target bonus (generally 50-75%) at the low end of the performance range (or threshold), 100% of his target bonus towards the middle of the performance range (target performance), and up to 200% of his target bonus at the high end of the performance range. Below threshold, the officer is not entitled to any of his target bonus (for that goal). For performance that falls between points on the range, the bonus payout is calculated on a linear basis between those points. The compensation committee’s objective in establishing a range is to incentivize our officers to overachieve, while at the same time providing for a target performance number that can reasonably be achieved and lesser levels of reward for performance that approaches but does not achieve target performance. As a result, while the compensation committee takes into account the probability of achieving different levels of performance in establishing the threshold, target, and maximum for each performance goal and attempts to set the target at a level the compensation committee believes requires strong performance on the part of the officer, the compensation committee does not specifically attempt to identify a point in the range where it is as likely that the officer will fail to achieve the goal as it is that he will achieve the goal. Similarly, any MBO goals incorporated into an officer’s bonus plan are designed to require strong performance on the part of the officer, but are not intended to be so difficult to achieve that it is more likely than not that the officer will be unable to reach the goal.

For the year ended January 31, 2009, the compensation committee implemented a new bonus structure in an effort to further ensure satisfaction of the requirement for deductibility under Section 162(m) of the Internal Revenue Code. The independent members of the compensation committee established a maximum bonus pool for the executive officers equal to 3% of our non-GAAP operating income for the year ended January 31, 2009, which pool was then allocated among the executive officers on a percentage basis. The compensation committee also established target bonuses (below the amounts expected to result from the percentage allocations of the pool) and retained discretion to reduce the percentage allocations of the pool to or below these target bonus amounts based on, among other things, the achievement of the performance goals adopted by the compensation committee, provided that any such adjustments (a) are consistent with and subject to the requirements set forth in Section 162(m) of the Internal Revenue Code and (b) do not result in an actual bonus payout that is less than 80% of the amount such executive officer would receive, if any, if bonuses were based solely on the financial performance goals (i.e., excluding for this purpose the MBO goal).
In establishing target bonuses for the executive officers other than Mr. Bodner, the compensation committee elected to set the target bonus for Messrs. Robinson and Moriah at approximately 60% of base salary and the target bonus for Messrs. Sperling, Parcell, and Fante at 40-50% of base salary. These percentages of base salary were based on the bonus target specified by the officer’s employment agreement (if applicable) and the regular compensation review process, including the committee’s review of benchmarking data provided by its independent compensation consultant. Mr. Bodner’s target bonus was also based on benchmarking data provided by the compensation committee’s independent compensation consultant as part of the regular compensation review process, but was not tied directly to his base salary. For the year ended January 31, 2009, we increased target bonuses for our executive officers, primarily based on the results of the peer group study prepared by the compensation committee’s consultant.

The following summarizes the specific approach taken by the compensation committee for establishing annual bonuses for each executive officer the year ended January 31, 2009:

		Max %	Target Bonus			Actual		Actual
		Bonus	% of		Actual Achievement Against	Payout		Payout
Name	Description of Bonus Plan	Pool	Bonus Pool	$	Performance Goals	Percentage		Amount
Bodner	Bonus based 40% on company revenue, 40% on company operating income, 10% on DSO, and 10% on MBOs.	39.5%	15.2%	$600,000	Company revenue: 96.5% Company operating income: 99.9% DSO: 126% MBO: 100%	81.4 99.8 200.0 100.0	% % % %	$584,230
Robinson	Bonus based 40% on company revenue, 40% on company operating income, 10% on DSO, and 10% on MBOs.	14.0%	5.4%	$212,400	Company revenue: 96.5% Company operating income: 99.9% DSO: 126% MBO: 100%	81.4 99.8 200.0 100.0	% % % %	$206,818
Moriah	Bonus based 40% on company revenue, 40% on company operating income, 10% on DSO, and 10% on MBOs.	14.0%	5.4%	$212,400	Company revenue: 96.5% Company operating income: 99.9% DSO: 126% MBO: 100%	81.4 99.8 200.0 100.0	% % % %	$206,818
Sperling	Bonus based 20% on company revenue, 20% on company operating income, 20% on unit revenue, 20% on unit operating income (relating to the unit for which Mr. Sperling was responsible), 10% on DSO, and 10% on MBOs.	11.3%	4.4%	$178,705	Company revenue: 96.5% Company operating income: 99.9% Unit revenue: 123.3% Unit contribution margin: 156.4% DSO: 126% MBO: 100%	81.4 99.8 200.0 200.0 200.0 100.0	% % % % % %	$205,040
Parcell	Bonus based 20% on company revenue, 20% on company operating income, 20% on unit revenue, 20% on unit operating income (relating to the unit for which Mr. Parcell was responsible), 10% on DSO, and 10% on MBOs.	10.4%	4.0%	$158,560	Company revenue: 96.5% Company operating income: 99.9% Unit revenue: 72.3% Unit contribution margin: 56.8% DSO: 126% MBO: 90%	81.4 99.8 0.0 0.0 200.0 90.0	% % % % % %	$111,148 (includes $30,000 discretionary bonus)
Fante	Bonus based 40% on company revenue, 40% on company operating income, 10% on DSO, and 10% on MBOs.	10.7%	4.1%	$162,500	Company revenue: 96.5% Company operating income: 99.9% DSO: 126% MBO: 100%	81.4 99.8 200.0 100.0	% % % %	$158,229

Performance vs. Payout Matrices
(unless otherwise noted below, applies to each officer on a goal by goal basis based on the officer’s individualized bonus plan per the table above)

Percentage of Company Revenue Goal Achieved	Payout Percentage (for goal)
Less than 95%	0%
95%	75%
100%	100%
101%	125%
106% or more	200%

Percentage of Company Operating Income Goal Achieved	Payout Percentage (for goal)
Less than 79%	0%
79%	75%
100%	100%
103%	125%
116% or more	200%

Percentage of DSO Goal Achieved	Payout Percentage (for goal)
Less than 88%	0%
88%	50%
94%	75%
100%	100%
106%	125%
112%	150%
124% or more	200%

Sperling: Percentage of Unit Revenue Goal Achieved	Payout Percentage (for goal)
Less than 90%	0%
90%	75%
100%	100%
106%	125%
110% or more	200%

Sperling: Percentage of Unit Operating Income Goal Achieved	Payout Percentage (for goal)
Less than 82%	0%
82%	75%
100%	100%
111%	125%
119% or more	200%

Parcell: Percentage of Unit Revenue Goal Achieved	Payout Percentage (for goal)
Less than 90%	0%
90%	75%
100%	100%
103%	125%
110% or more	200%

Parcell: Percentage of Unit Operating Income Goal Achieved	Payout Percentage (for goal)
Less than 84%	0%
84%	75%
100%	100%
106%	125%
117% or more	200%
Mr. Parcell’s bonus reflects a discretionary bonus from the compensation committee in recognition of his performance in supporting our business in regions outside of EMEA. This discretionary bonus did not result from any accounting related adjustments described under “— Compensation and Awards During Our Extended Filing Delay Period” below. The payout amounts for Messrs. Parcell and Sperling reflect the impact of applicable exchange rates on the payment dates.
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
Prior to the year ended January 31, 2006, our preferred form of equity award was stock options. In recent years, we have moved to restricted stock and subsequently to RSUs as the preferred form of award. This move from stock options to restricted stock and RSUs resulted from a desire to decrease equity compensation expense under SFAS No. 123(R) and to improve the retentive effect and perceived value of our equity awards, and was also informed by dilution considerations. The compensation committee periodically reviews the elements of compensation it uses, however, and we may in the future incorporate stock options as a component of our compensation packages for executive officers or others. To the extent that stock options are used, the exercise price of such options is always the closing price of our stock on the date of board of directors or stock option committee approval.

Since the beginning of the year ended January 31, 2008, annual equity awards for our executive officers have been divided evenly between time-vested awards and performance-vested awards. We moved to this 50-50 mix in order to further align officer incentives with company performance and put a greater proportion of our officer’s compensation “at risk”. Time-based equity awards for officers normally vest over a three- or four-year period. Performance-based equity awards to date have been comprised of three separate vesting periods corresponding to three separate performance periods, each concluding at the end of a fiscal year, though in some cases, the performance period has been less than 12 months in duration. The stock option committee sets the performance goal for each such performance period following the beginning of the performance period. We believe that waiting until the beginning of the applicable performance period to set the performance goal for that period allows much greater precision in tailoring the incentive and retentive effect of these awards than would setting the goals for all periods at the time of grant.
The performance goal for each such performance period is revenue. The stock option committee establishes the revenue goal for each performance period based on a recommendation from the compensation committee. In making this recommendation, the compensation committee uses the same budget prepared by management and approved by our board of directors for operating our business. As described above in the discussion of annual bonuses, we believe that using the same budget for operating the business and for establishing annual compensation performance goals helps to maximize the alignment between the interests of our executive officers and our stockholders. As described above with respect to our annual bonus plans, because our revenue performance goals come from our annual operating budget, they are expressed on a non-GAAP basis. See “— Elements of Compensation — Annual Bonus” above for more information.
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

The following summarizes the performance versus payout matrices established by the stock option committee for the performance period ended January 31, 2009:
Performance vs. Payout Matrix (for awards approved July 2, 2007)

Percentage of Eligible Performance
Percentage of Revenue Goal Achieved	Shares Earned for Period
Less than 95%	0%
95%	75%
100% or more	100%
Performance vs. Payout Matrix (for awards approved May 28, 2008)

Percentage of Eligible Performance
Percentage of Revenue Goal Achieved	Shares Earned for Period
Less than 100%	0%
100% or more	100%
For the January 31, 2009 performance period, the stock option committee elected to set a lower revenue goal under the May 28, 2008 award than under the July 2, 2007 award, but also elected to eliminate the opportunity for the officers to earn a partial vesting at a threshold level of performance.
The stock option committee determines the amount earned by each officer under his outstanding performance equity awards after year-end following the finalization of results for the applicable performance period.
For the year ended January 31, 2009, the stock option committee determined that 96.5% of the revenue goal had been achieved for the awards granted on July 2, 2007 and that 106.4% of the revenue goal had been achieved for the awards granted on May 28, 2008. This resulted in the officers earning 81.4% of the performance shares eligible to be earned in such performance period under the July 2, 2007 awards and 100% of the performance shares eligible to be earned in such performance period under the May 28, 2008 awards.
We do not presently have any stock ownership guidelines in place for our executive officers, however, our insider trading policy prohibits all personnel (including officers and directors) from short selling in our securities, from short-term trades in our securities (open market purchase and sale within three months), and from trading options in our securities. Due to our extended filing delay, other than limited dispositions to the company to cover tax liabilities in connection with vestings, none of our current executive officers has been able to sell any of our securities, including shares underlying equity awards, since January 2006.

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
Several of the formal employment agreements or the most recent material amendments thereto with our executive officers have been signed only recently (during the year ended January 31, 2010 or the year ended January 31, 2011) and others have been in place for only part of the period covered by this Item 11. As a result, neither Mr. Bodner nor Mr. Sperling was covered by a formal employment agreement at any time during the period covered by this Item 11 (i.e., through January 31, 2009). Messrs. Fante and Moriah were covered by formal employment agreements during the year ended January 31, 2008, but not during the year ended January 31, 2007, and did not sign their most recent amendments until the year ended January 31, 2010. Mr. Robinson has been covered by a formal employment agreement from and after the year ended January 31, 2007. Mr. Parcell has been covered by a formal employment agreement for all periods covered by this Item 11.

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
The terms and conditions of each of the executive officer employment agreements are discussed in greater detail below under “— Executive Officer Severance Benefits and Change in Control Provisions”, but in general, the employment agreements entered into with Messrs. Robinson, Fante, and Moriah during 2006 and 2007, and the supplemental employment agreement entered into with Mr. Parcell in 2008, provided for 12 months (inclusive of any notice period required by the officer’s existing employment agreement) of severance and certain other continued benefits in the event of an involuntary termination, as well as acceleration of unvested equity in the event of an involuntary termination in connection with a change in control. Mr. Robinson’s agreement provides for acceleration of unvested equity in connection with a change in control whether or not his employment was terminated. The new employment agreements or amended agreements entered into beginning in 2009 as part of the compensation committee review of executive compensation arrangements during 2008 and 2009 described below provide, among other things, for greater amounts of severance in the event of an involuntary termination in connection with a change in control as well as excise tax gross-ups for our U.S.-based executive officers.

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
Due to our restatement and lack of audited financial statements during our extended filing delay period, for compensation for the year ended January 31, 2009, performance goals for cash bonuses and for performance-based equity, and corresponding year-end payout and vesting calculations, were based on preliminary, unaudited financial metrics and results. As a result, in addition to the regular discretion retained by the compensation committee in awarding annual bonuses, these performance goals and/or these year-end payouts and vesting calculations have been subject to equitable adjustment by the compensation committee or the stock option committee, as applicable, in connection with their regular annual determination of whether performance goals have been achieved, to take into account changes resulting from our revenue recognition review and other accounting adjustments unrelated to our operations. The compensation and stock option committees reserved the right to make such equitable adjustments to ensure that neither the company nor the officers unfairly benefited or were unfairly penalized by changes to our financial performance metrics resulting solely from changes to our accounting methodology.

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
We have continued to rely on our no-action relief to make broad-based equity grants during our extended filing delay period, while simultaneously making annual grants to our executive officers and directors under a private placement exemption. We believe that these continued broad-based equity awards have been an important part of our retention initiatives and have also helped to incentivize participants and to build long-term commitment and goodwill to the company. Consistent with this philosophy, in connection with the equity award for the year ended January 31, 2009 (approved on May 28, 2008), Mr. Bodner requested, and was permitted by the compensation and stock option committees, to reduce his proposed award by approximately 50,000 shares (or approximately 40%) for reallocation to key employees below the officer level and the compensation and stock option committees determined to increase the proposed share pool available for grant to these key non-officer employees by approximately 100,000 shares (or approximately 12% of the non-officer pool).

Modification of Equity Awards
Other than awards to our independent directors, all of the equity awards granted in the years ended January 31, 2008 and January 31, 2009 (including the 2007 retention grants awarded to the executive officers) were made subject to special “compliance” vesting conditions which override the regular time-vesting or performance-vesting schedule of the awards. These compliance vesting conditions require that we be both current with our SEC filings and that our common stock be re-listed on NASDAQ or another nationally recognized exchange for the awards to vest. The 2008 awards also require that we have received stockholder approval of a new equity compensation plan or have additional share capacity under an existing stockholder-approved equity compensation plan for the 2008 awards to vest. If any of these compliance vesting conditions is not satisfied on the date the awards would otherwise vest, the portion of the award that would otherwise vest remains unvested until such time as all of the applicable compliance vesting conditions are satisfied, except that awards granted to non-officers in 2008 vested and settled in cash if the compliance vesting conditions were not satisfied on the award’s vesting date. This feature was included in the 2008 awards to non-officer employees as part of our retention initiative in lieu of a 2008 retention bonus program.
Following the payment of the 2007 retention bonuses in mid-2007 and early 2008 to certain key employees (other than executive officers, except, as noted above, for Mr. Parcell) and the cash settlement of the first half of the 2008 equity awards for employees (other than executive officers) in April 2009, the compensation and stock option committees concluded that, in light of these cash payments to other employees, the inability of the executive officers to derive any present value from their outstanding equity awards (as a result of our extended filing delay period), and continued officer retention concerns on the part of senior management, the officers (a) should be permitted to vest into the portions of their outstanding equity awards that would otherwise have vested but for the compliance vesting conditions and (b) to the extent feasible, should not be subject to compliance vesting conditions under future equity awards. The compensation and stock option committees believed that this approach of removing the risk of loss on the “earned” portions of these awards was important in ensuring that the officers were not being treated unfairly vis-à-vis other grantees and was preferable to paying a portion of these awards in cash as we did for other grantees. As a result, the compensation and stock option committees authorized us to enter into amendments with each of the executive officers to remove the compliance vesting conditions from their 2007 and 2008 equity awards, thereby permitting these awards to vest on their original schedule. As of the filing date of this report, we have finalized most of these amendments. In addition, the 2009 annual equity awards to our executive officers approved on March 4, 2009 and May 20, 2009 (unlike the grants made to other employees) did not contain these compliance vesting conditions, however, our most recent officer grant, approved on March 17, 2010, did contain a plan capacity vesting condition due to plan capacity limitations at such time.

Review of Executive Compensation Arrangements
Over the course of the second half of 2008 and throughout 2009, the compensation committee, in consultation with its independent compensation consultant and other advisors, undertook a review of the employment terms of our senior management, including our executive officers, to ensure that these arrangements were at market levels and contained market terms and conditions. This review was motivated both by a desire to continue to improve executive retention during our extended filing delay period as well as by a desire to remain competitive from a compensation perspective generally. As a result of this process, we have entered into, or are currently in discussions regarding, new or amended employment agreements with each of our executive officers to provide, among other things, for enhanced severance benefits in the event of a termination in connection with a corporate transaction. A more detailed discussion of these updated arrangements is provided under “— Executive Officer Severance Benefits and Change in Control Provisions” below. In addition to the goals of enhancing executive officer retention and bringing the terms of our executive employment arrangements up to market generally, the compensation committee also believed that it was in our best interest to provide appropriate change in control protections to our executive officers so they would not be distracted by personal considerations in the event of a business combination transaction that may be beneficial to our stockholders but may result in the loss of the officer’s position.
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

Executive Compensation
Summary Compensation Table
The following table lists the annual compensation of our named executive officers for the three years ended January 31, 2009.

	Year							Non-Equity
	Ended					Stock	Option	Incentive Plan		All Other
	January	Salary		Bonus		Awards	Awards	Compensation		Compensation
Name and Principal Position	31,	($)		($)(1)		($)(2)	($)(2)	($)(3)		($)(4)		Total ($)
Dan Bodner	2009	600,000		—		2,156,104	784,867	584,230		41,090		4,166,291
President and Chief Executive Officer and	2008	506,800		—		1,531,006	985,935	506,616		36,412		3,566,769
Corporate Officer	2007	440,000		447,300		960,799	1,209,953	—		37,337		3,095,389

Douglas Robinson	2009	354,000		—		876,137	—	206,818		24,000		1,460,955
Chief Financial Officer and Corporate Officer	2008	340,000		—		397,354	—	238,298		24,000		999,652
	2007	151,458	(5)	95,400	(5)	—	—	—		7,500		254,358

Elan Moriah	2009	354,000		—		818,775	209,138	206,818		14,644		1,603,375
President, Verint Witness Actionable Solutions	2008	340,000		—		427,212	319,731	213,650		11,969		1,312,562
and Verint Video Intelligence Solutions and Corporate Officer	2007	325,000		—		173,656	434,887	160,300		12,731		1,106,574

Meir Sperling	2009	345,899	(6)	—		785,529	209,138	205,040	(6)	97,030		1,642,636
President, Verint Communications Intelligence	2008	277,601		—		420,830	315,927	245,586		93,388		1,353,332
and Investigative Solutions and Corporate Officer	2007	244,404		—		173,656	392,769	175,843		93,621		1,080,293

David Parcell	2009	348,695	(7)	102,823	(7)	458,259	90,228	81,148	(7)	51,620		1,132,773
Managing Director, EMEA and Corporate Officer	2008	376,470		67,413		171,156	158,206	146,356		52,188		971,789
	2007	334,674		—		68,753	204,367	135,549		46,963		790,306

Peter Fante	2009	325,000		—		584,031	90,228	158,229		14,000		1,171,488
Chief Legal Officer, Chief Compliance Officer,	2008	292,500		25,590		258,757	187,191	139,410		48,672	(8)	952,120
Secretary and Corporate Officer	2007	280,000		—		60,159	241,713	147,700		2,000		731,572

(1)	Includes annual bonuses paid based on general performance reviews by the compensation committee not tied to pre-defined performance goals or other special bonuses.

(2)	Reflects the dollar amount recognized for financial statement reporting purposes for years ended January 31, 2009, 2008, and 2007, in accordance with SFAS No. 123(R), for RSUs, shares of restricted stock, and stock options awarded in and prior to the years ended January 31, 2009, January 31, 2008, and January 31, 2007. For further discussion of our accounting for equity compensation, see Note 14, “Employee Benefit Plans” to the consolidated financial statements included in Item 15.

(3)	Amount represents performance-based annual cash bonuses tied to pre-defined performance goals.

(4)	See the table below for additional information on “All Other Compensation” amounts for the year ended January 31, 2009. “All Other Compensation” does not include premiums for group life, health, or disability insurance that is available generally to all salaried employees in the country in which the executive officer is employed and do not discriminate in scope, terms, or operation in favor of our executive officers or directors.

(5)	Represents pro rated portion of $325,000 base salary and of $189,000 bonus approved by the compensation committee for Mr. Robinson for partial year of service in the year ended January 31, 2007.

(6)	Mr. Sperling received a salary of NIS 1,238,892 per annum ($345,899 based on the average exchange rate from February 1, 2008 through January 31, 2009 of NIS 1=$0.2792) and a performance-based bonus of NIS 860,069 ($205,040 based on the April 1, 2009 exchange rate of NIS 1=$0.2384).

(7)	Mr. Parcell received a salary of £192,500 per annum ($348,695 based on the average exchange rate from February 1, 2008 through January 31, 2009 of £1= $1.8114) and a performance-based bonus of £52,368 ($81,148) paid in installments based on the average exchange rate from September 1, 2008 through March 31, 2009 of £1= $1.5496). For the year ended January 31, 2009, Mr. Parcell also received a discretionary bonus of $30,000 and £36,850 ($72,823 based on the May 31, 2008 exchange rate of £1=$1.9762) representing the second half of his 2007 cash retention bonus, which was earned and paid in 2008.

(8)	Includes a one-time relocation allowance of $30,000 for Mr. Fante.
All Other Compensation Table (1)

				Car Allowance
				or Cost of
	Employer	Severance		Company Car	Professional	Accrued	Statutory	Supplemental
	Retirement	Fund	Study Fund	Plus Fuel	Advice	Vacation	Recreation	Life
	Contribution	Contribution	Contribution	Allowance	Allowance	Payout	Payment	Insurance	Total
Name	($)	($)	($)	($)	($)	($)	($)	($)	($)
Dan Bodner	2,000	—	—	14,650	20,000	—	—	4,440	41,090
Douglas Robinson	2,000	—	—	12,000	10,000	—	—	—	24,000
Elan Moriah	2,000	—	—	12,644	—	—	—	—	14,644
Meir Sperling (2)	19,387	27,698	25,942	18,290	—	5,066	647	—	97,030
David Parcell (3)	22,389	—	—	26,484	2,747		—	—	51,620
Peter Fante	2,000	—	—	12,000	—	—	—	—	14,000

(1)	This supplemental table is provided as additional information for our stockholders and is not intended as a substitute for the information presented in the “Summary Compensation Table”.

(2)	For the year ended January 31, 2009, Mr. Sperling received a company contribution to his retirement fund of NIS 69,438 ($19,387), to his severance fund of NIS 99,208 ($27,698), to his study fund of NIS 92,917 ($25,942), use of a company car plus a fuel reimbursement allowance which cost us NIS 65,510 ($18,290) for the period, payout of accrued vacation of NIS 18,145 ($5,066), and a statutory recreation payment of NIS 2,317 ($647), in each case, based on the average exchange rate from February 1, 2008 through January 31, 2009 of NIS 1=$0.2792).

(3)	For the year ended January 31, 2009, Mr. Parcell received a company contribution to his retirement fund of £12,360 ($22,389), use of a company car plus a fuel reimbursement allowance which cost us £14,621 ($26,484) for the period, and reimbursement of professional advice allowance of £1,516 ($2,747), in each case, based on the average exchange rate from February 1, 2008 through January 31, 2009 of £1= $1.8114).

Grants of Plan-Based Awards for the Year Ended January 31, 2009
The following table sets forth information concerning equity grants to our named executive officers during the year ended January 31, 2009. For the sake of clarity, the table also contains information about awards made in other years to the extent that the performance goal for any tranche of such awards was set in the year ended January 31, 2010.

													123(R)
					Estimated Possible Payouts			Estimated Future				All Other Stock	Grant-Date
		Date of			Under Non-Equity Incentive			Payouts Under Equity				Awards: Number	Fair Value
		Committee	123(R)		Plan Awards			Incentive Plan Awards				of Shares of	of Stock
		Approval	Grant		Threshold	Target	Max	Threshold		Target	Max	Stock or Units	and Option
Name	Type of Award	of Grant	Date		($)(1)	($)	($)	(#)		(#)	(#)	(#)	Awards(2)
Dan Bodner	RSU (Time-vested grant)(3)	5/28/2008	5/28/2008		—	—	—	—		—	—	37,500	$823,125
	RSU	5/28/2008	5/28/2008	(8)	—	—	—	12,500	(9)	12,500	12,500	—	$274,375
	(Performance-	5/28/2008	3/18/2009	(8)	—	—	—	6,250	(9)	12,500	12,500	—	$42,500
	vested grant)(4)(5)	5/28/2008	3/17/2010	(8)	—	—	—	7,500	(9)	12,500	12,500	—	$307,250
		7/2/2007	1/31/2008	(8)	—	—	—	14,075	(9)	18,766	18,766	—	$347,171
		7/2/2007	5/28/2008	(8)	—	—	—	14,075	(9)	18,767	18,767	—	$411,936
		7/2/2007	3/18/2009	(8)	—	—	—	9,384	(9)	18,767	18,767	—	$63,808
	2008 Annual Bonus	n/a	n/a		390,000	600,000	1,140,000	—		—	—	—	—

Douglas Robinson	RSU (Time-vested grant)(3)	5/28/2008	5/28/2008		—	—	—	—		—	—	22,557	$495,126
	RSU	5/28/2008	5/28/2008	(8)	—	—	—	7,518	(9)	7518	7518	—	$165,020
	(Performance-	5/28/2008	3/18/2009	(8)	—	—	—	3,759	(9)	7518	7518	—	$25,561
	vested grant)(4)(5)	5/28/2008	3/17/2010	(8)	—	—	—	4,512	(9)	7520	7520	—	$184,842
		7/2/2007	1/31/2008	(8)	—	—	—	3,225	(9)	4,300	4,300	—	$79,550
		7/2/2007	5/28/2008	(8)	—	—	—	3,225	(9)	4,300	4,300	—	$94,385
		7/2/2007	3/18/2009	(8)	—	—	—	2,150	(9)	4,300	4,300	—	$14,620
	2008 Annual Bonus	n/a	n/a		138,060	212,400	403,560	—		—	—	—	—

Elan Moriah	RSU (Time-vested grant)(3)	5/28/2008	5/28/2008		—	—	—	—		—	—	22,557	$495,126
	RSU	5/28/2008	5/28/2008	(8)	—	—	—	7,518	(9)	7,518	7,518	—	$165,020
	(Performance-	5/28/2008	3/18/2009	(8)	—	—	—	3,759	(9)	7,518	7,518	—	$25,561
	vested grant)(4)(5)	5/28/2008	3/17/2010	(8)	—	—	—	4,512	(9)	7,520	7,520	—	$184,842
		7/2/2007	1/31/2008	(8)	—	—	—	2,825	(9)	3,766	3,766	—	$69,671
		7/2/2007	5/28/2008	(8)	—	—	—	2,825	(9)	3,767	3,767	—	$82,686
		7/2/2007	3/18/2009	(8)	—	—	—	1,884	(9)	3,767	3,767	—	$12,808
	2008 Annual Bonus	n/a	n/a		138,060	212,400	403,560	—		—	—	—	—

													123(R)
					Estimated Possible Payouts			Estimated Future				All Other Stock	Grant Date
		Date of			Under Non-Equity Incentive			Payouts Under Equity				Awards: Number	Fair Value
		Committee	123(R)		Plan Awards			Incentive Plan Awards				of Shares of	of Stock
		Approval	Grant		Threshold	Target	Max	Threshold		Target	Max	Stock or Units	and Option
Name	Type of Award	of Grant	Date		($)(1)	($)	($)	(#)		(#)	(#)	(#)	Awards(2)
Meir Sperling	RSU (Time-vested grant)(3)	5/28/2008	5/28/2008		—	—	—	—		—	—	20,050	$440,098
	RSU (Performance-vested	5/28/2008	5/28/2008	(8)	—	—	—	6,683	(9)	6683	6683	—	$146,692
	grant)(4)(5)	5/28/2008	3/18/2009	(8)	—	—	—	3,342	(9)	6683	6683	—	$22,722
		5/28/2008	3/17/2010	(8)	—	—	—	4,010	(9)	6684	6684	—	$164,293
		7/2/2007	1/31/2008	(8)	—	—	—	2,825	(9)	3,766	3,766	—	$69,671
		7/2/2007	5/28/2008	(8)	—	—	—	2,825	(9)	3,767	3,767	—	$82,686
		7/2/2007	3/18/2009	(8)	—	—	—	1,884	(9)	3,767	3,767	—	$12,808
	2008 Annual Bonus(6)	n/a	n/a		116,158	178,705	339,540	—		—	—	—	—

David Parcell	RSU (Time-vested grant)(3)	5/28/2008	5/28/2008		—	—	—	—		—	—	20,050	$440,098
	RSU (Performance-vested	5/28/2008	5/28/2008	(8)	—	—	—	6,683	(9)	6,683	6,683	—	$146,692
	grant)(4)(5)	5/28/2008	3/18/2009	(8)	—	—	—	3,342	(9)	6,683	6,683	—	$22,722
		5/28/2008	3/17/2010	(8)	—	—	—	4,010	(9)	6,684	6,684	—	$164,293
		7/2/2007	1/31/2008	(8)	—	—	—	2,125	(9)	2,833	2,833	—	$52,411
		7/2/2007	5/28/2008	(8)	—	—	—	2,125	(9)	2,833	2,833	—	$62,184
		7/2/2007	3/18/2009	(8)	—	—	—	1,417	(9)	2,834	2,834	—	$9,636
	2008 Annual Bonus(7)	n/a	n/a		103,064	158,560	301,264	—		—	—	—	—

Peter Fante	RSU (Time-vested grant)(3)	5/28/2008	5/28/2008		—	—	—	—		—	—	20,050	$440,098
	RSU (Performance-vested	5/28/2008	5/28/2008	(8)	—	—	—	6,683	(9)	6,683	6,683	—	$146,692
	grant)(4)(5)	5/28/2008	3/18/2009	(8)	—	—	—	3,342	(9)	6,683	6,683	—	$22,722
		5/28/2008	3/17/2010	(8)	—	—	—	4,010	(9)	6,684	6,684	—	$164,293
		7/2/2007	1/31/2008	(8)	—	—	—	1,450	(9)	1,933	1,933	—	$35,761
		7/2/2007	5/28/2008	(8)	—	—	—	1,450	(9)	1,933	1,933	—	$42,429
		7/2/2007	3/18/2009	(8)	—	—	—	967	(9)	1,934	1,934	—	$6,576
	2008 Annual Bonus	n/a	n/a		105,625	162,500	308,750	—		—	—	—	—

(1)	The threshold column corresponds to the minimum bonus payable to the executive officer assuming that minimum performance goals are achieved. If minimum performance goals are not achieved, the bonus payable to the executive officer would be zero.

(2)	The 123(R) grant-date fair value of equity awards is based on the target number of shares and calculated using the closing price of our common stock on the 123(R) grant date, which is not always the same as the date the stock option committee approved the grant. The following table summarizes the grant-date fair value of the July 2, 2007 and May 28, 2008 performance-vested awards based on the target number of shares and calculated using the closing price of our common stock on July 2, 2007 ($30.77) and May 28, 2008 ($21.95), the date the stock option committee approved the grants.

	Date of Board	Target	Fair Value on Date
Name	Approval of Grant	Shares	of Board Approval
Dan Bodner	5/28/2008 (1st tranche)	12,500	$274,375
	5/28/2008 (2nd tranche)	12,500	$274,375
	5/28/2008 (3rd tranche)	12,500	$274,375
	7/2/2007 (1st tranche)	18,766	$577,430
	7/2/2007 (2nd tranche)	18,767	$577,461
	7/2/2007 (3rd tranche)	18,767	$577,461

Douglas Robinson	5/28/2008 (1st tranche)	7,518	$165,020
	5/28/2008 (2nd tranche)	7,518	$165,020
	5/28/2008 (3rd tranche)	7,520	$165,064
	7/2/2007 (1st tranche)	4,300	$132,311
	7/2/2007 (2nd tranche)	4,300	$132,311
	7/2/2007 (3rd tranche)	4,300	$132,311

Elan Moriah	5/28/2008 (1st tranche)	7,518	$165,020
	5/28/2008 (2nd tranche)	7,518	$165,020
	5/28/2008 (3rd tranche)	7,520	$165,064
	7/2/2007 (1st tranche)	3,766	$115,880
	7/2/2007 (2nd tranche)	3,767	$115,911
	7/2/2007 (3rd tranche)	3,767	$115,911

Meir Sperling	5/28/2008 (1st tranche)	6,683	$146,692
	5/28/2008 (2nd tranche)	6,683	$146,692
	5/28/2008 (3rd tranche)	6,684	$146,714
	7/2/2007 (1st tranche)	3,766	$115,880
	7/2/2007 (2nd tranche)	3,767	$115,911
	7/2/2007 (3rd tranche)	3,767	$115,911

David Parcell	5/28/2008 (1st tranche)	6,683	$146,692
	5/28/2008 (2nd tranche)	6,683	$146,692
	5/28/2008 (3rd tranche)	6,684	$146,714
	7/2/2007 (1st tranche)	2,833	$87,171
	7/2/2007 (2nd tranche)	2,833	$87,171
	7/2/2007 (3rd tranche)	2,834	$87,202

Peter Fante	5/28/2008 (1st tranche)	6,683	$146,692
	5/28/2008 (2nd tranche)	6,683	$146,692
	5/28/2008 (3rd tranche)	6,684	$146,714
	7/2/2007 (1st tranche)	1,933	$59,478
	7/2/2007 (2nd tranche)	1,933	$59,478
	7/2/2007 (3rd tranche)	1,934	$59,509

For further discussion of our accounting for equity compensation, see Note 14, “Employee Benefit Plans” to the consolidated financial statements included in Item 15.

(3)	The May 28, 2008 time-based award vests 1/3 on April 3, 2009, 1/3 on April 3, 2010, and 1/3 on May 28, 2011 and as of January 31, 2009 was subject to the special vesting conditions described in “- Narrative to ‘Grants of Plan-Based Awards’ Table”.

(4)	The May 28, 2008 performance award vests 1/3 upon the stock option committee’s determination of our achievement of specified revenue targets (set by the stock option committee for the relevant performance period) for the period from May 1, 2008 through January 31, 2009, 1/3 upon the determination of such achievement for the period from February 1, 2009 through January 31, 2010, and 1/3 upon the determination of such achievement for the period from February 1, 2010 through January 31, 2011 (provided that, with respect to the period from February 1, 2010 through January 31, 2011, no such determination by the stock option committee shall be final until on or after May 28, 2011), and as of January 31, 2009 was subject to the special vesting conditions described in “— Narrative to ‘Grants of Plan-Based Awards’ Table”.

(5)	The July 2, 2007 performance award vests 1/3 upon the stock option committee’s determination of our achievement of specified revenue targets (set by the stock option committee for the relevant performance period) for the period from August 1, 2007 through January 31, 2008, 1/3 upon the determination of such achievement for the period from February 1, 2008 through January 31, 2009, and 1/3 upon the determination of such achievement for the period from February 1, 2009 through January 31, 2010 (provided that, with respect to the period from February 1, 2009 through January 31, 2010, no such determination by the stock option committee shall be final until on or after July 2, 2010), and as of January 31, 2009 was subject to the special vesting conditions described in “— Narrative to ‘Grants of Plan-Based Awards’ Table”.

(6)	On April 30, 2008, the compensation committee approved threshold, target, and maximum bonus awards for Mr. Sperling of NIS 402,350, NIS 619,000, and NIS 1,176,100, respectively ($116,158, $178,705, and $339,540 based on the April 30, 2008 exchange rate of NIS1=$0.28870).

(7)	On April 30, 2008, the compensation committee approved threshold, target, and maximum bonus awards for Mr. Parcell of £52,000, £80,000, and £152,000, respectively ($103,064, $158,560 and $301,264 based on the April 30, 2008 exchange rate of £1=$1.9820).

(8)	Each performance award contains three equal tranches which vest based on three separate performance periods. Dates correspond to the SFAS No. 123(R) grant date applicable to the first, second, and third tranches, respectively, and are based on the date the stock option committee approved the performance goal for the applicable performance period.

(9)	Represents the threshold number of shares that were available to be earned in each of the 2007, 2008, and 2009 performance periods. The following table summarizes the actual number of shares earned for each of these performance periods (which have now been completed). If the minimum performance goal is not achieved in any performance period, no shares are earned for that period.

Performance Grant Approved July 2, 2007
	Actual Shares Earned	Actual Shares Earned	Actual Shares Earned
	for 2007	for 2008	for 2009
Name	Performance Period	Performance Period	Performance Period
Dan Bodner	18,625	15,275	18,767
Douglas Robinson	4,267	3,500	4,300
Elan Moriah	3,737	3,065	3,767
Meir Sperling	3,737	3,065	3,767
David Parcell	2,811	2,306	2,834
Peter Fante	1,918	1,573	1,934

Performance Grant Approved May 28, 2008
	Actual Shares Earned	Actual Shares Earned
	for 2008	for 2009
Name	Performance Period	Performance Period
Dan Bodner	12,500	12,500
Douglas Robinson	7,518	7,519
Elan Moriah	7,518	7,519
Meir Sperling	6,683	6,684
David Parcell	6,683	6,684
Peter Fante	6,683	6,684
Further Information Regarding “Summary Compensation” Table and “Grants of Plan-Based Awards” Table
As of the filing date of this report, each of our executive officers other than Mr. Sperling is party to an employment agreement with us. Each agreement provides for certain severance payments and benefits, including in connection with a change in control. See “— Executive Officer Severance Benefits and Change in Control Provisions” below for a discussion of these severance and change in control benefits, as well as a description of the restrictive covenants and clawback provisions contained in such agreements.
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
Narrative to “Summary Compensation” Table
As discussed in the “Compensation Discussion and Analysis” above, each employment agreement provides for an annual base salary, target bonus (subject to the achievement of performance goals), and certain perquisites. Although target bonuses are specified in each employment agreement, bonuses are not guaranteed and are paid based on the achievement of performance goals. In Mr. Robinson’s case, the target bonus is fixed at 60% of his base salary under the terms of his employment agreement. For the other executive officers party to an employment agreement, the target bonus is expressed as a dollar amount or an amount denominated in local currency. As of January 31, 2009, the target bonuses specified by the employment agreements were as follows: $104,500 (for Mr. Fante), $182,900 (for Mr. Moriah), and £38,000 (for Mr. Parcell). Mr. Parcell’s contractual target bonus of £38,000 corresponded to $54,367 as of January 31, 2009 based on an exchange rate of £1=$1.4307 on such date. As of January 31, 2009, Messrs. Bodner and Sperling had not entered into employment agreements with us and therefore did not yet have contractually defined target bonuses. Mr. Sperling’s offer letter provides for an annual base salary and a discretionary annual bonus. Historically, the target bonuses for each executive officer established by the compensation committee as part of its annual compensation review process has equaled or exceeded the target bonus specified in the officer’s employment agreement (if any) and the target bonus from the previous year.

Narrative to “All Other Compensation” Table
We provide a limited amount of perquisites to our executive officers, which vary from officer to officer. Each of the executive officers is entitled to use of a company car or an annual car allowance. Messrs. Sperling and Parcell are entitled to an annual allowance for fuel reimbursement. Messrs. Bodner, Robinson, and Fante are entitled to an annual allowance for legal, tax, or accounting advice. In some years, Mr. Parcell has received reimbursement of a modest amount of legal or tax advice as agreed by us on a case by case basis in connection with proposed modifications of his employment arrangements. All executive officers receive the same health insurance and company-paid group life and disability insurance offered to all other employees in the country in which the executive officer is employed. In addition, Mr. Bodner has historically received a supplemental company-paid life insurance policy.
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
All of the equity awards granted to our executive officers in the years ended January 31, 2009 and 2008 were made subject to special “compliance” vesting conditions which override the regular time-vesting or performance-vesting schedule of the awards. These compliance vesting conditions require us to be both current with our SEC filings and re-listed on NASDAQ or another nationally recognized exchange for the awards to vest. The May 2008 awards also require that we have received stockholder approval of a new equity compensation plan or have additional share capacity under an existing stockholder-approved equity compensation plan for the 2008 awards to vest. If any of these compliance vesting conditions is not satisfied on the date the awards would otherwise vest, the portion of the award that would otherwise vest remains unvested until such time as all of the applicable compliance vesting conditions are satisfied. As described in the Compensation Discussion and Analysis above, the compensation and stock option committees subsequently authorized us to enter into amendments with each of the executive officers to remove the compliance vesting conditions, thereby permitting these awards to vest on their original schedule. As of the filing date of this report, we have finalized most of these amendments. For our U.S. executive officers, these amendments also provided for a delay in the delivery of the shares underlying these awards subject to limitations imposed by Section 409A of the Internal Revenue Code.

Outstanding Equity Awards at January 31, 2009
The following table sets forth information regarding various equity awards held by our named executive officers as of January 31, 2009. The market value of all RSU and restricted stock awards is based on the closing price of our common stock on the last trading day of the year ended January 31, 2009 ($6.50 on January 30, 2009).

			Option Awards				Stock Awards
									Equity Incentive	Equity Incentive
			Number of	Number of			Number of		Plan Awards:	Plan Awards:
			Securities	Securities			Shares or	Market Value	Number of	Market or Payout
			Underlying	Underlying			Units of	of Shares or	Unearned Shares,	Value of Unearned
	Date of		Unexercised	Unexercised	Option		Stock That	Units of Stock	Units or Other	Shares, Units or
	Board		Options	Options	Exercise	Option	Have Not	That Have	Rights That Have	Other Rights That
	Approval		(#)	(#)	Price	Expiration	Vested	Not Vested	Not Vested	Have Not Vested
Name	of Grant		Exercisable	Unexercisable	($)	Date	(#)	($)	(#)	($)
Dan Bodner	5/21/2002	(1)	16,635	—	16.00	5/21/2012	—	—	—	—
	3/5/2003	(1)	40,000	—	17.00	3/5/2013	—	—	—	—
	12/12/2003	(1)	37,200	—	23.00	12/12/2013	—	—	—	—
	12/9/2004	(1)	80,000	—	35.11	12/9/2014	—	—	—	—
	1/11/2006	(2),(3)	66,000	22,000	34.40	1/11/2016	9,675	62,888	—	—
	7/2/2007	(4)	—	—	—	—	—	—	38,800	252,200
	7/2/2007	(5)	—	—	—	—	—	—	56,300	365,950
	7/2/2007	(6)	—	—	—	—	—	—	52,668	342,342
	5/28/2008	(9)	—	—	—	—	—	—	37,500	243,750
	5/28/2008	(10)	—	—	—	—	—	—	37,500	243,750

Douglas Robinson	7/2/2007	(7)	—	—	—	—	—	—	25,800	167,700
	7/2/2007	(4)	—	—	—	—	—	—	22,400	145,600
	7/2/2007	(8)	—	—	—	—	—	—	12,900	83,850
	7/2/2007	(6)	—	—	—	—	—	—	12,067	78,436
	5/28/2008	(9)	—	—	—	—	—	—	22,557	146,621
	5/28/2008	(10)	—	—	—	—	—	—	22,556	146,614

Elan Moriah	5/21/2002	(1)	2,446	—	16.00	5/16/2012	—	—	—	—
	3/5/2003	(1)	20,000	—	17.00	3/5/2013	—	—	—	—
	12/12/2003	(1)	18,750	—	23.00	12/12/2013	—	—	—	—
	12/9/2004	(1)	25,000	—	35.11	12/9/2014	—	—	—	—
	1/11/2006	(2),(3)	15,000	5,000	34.40	1/11/2016	2,500	16,250	—	—
	7/2/2007	(4)	—	—	—	—	—	—	28,200	183,300
	7/2/2007	(5)	—	—	—	—	—	—	11,300	73,450
	7/2/2007	(6)	—	—	—	—	—	—	10,570	68,705
	5/28/2008	(9)	—	—	—	—	—	—	22,557	146,621
	5/28/2008	(10)	—	—	—	—	—	—	22,556	146,614

Meir Sperling	4/1/2001	(1)	2,446	—	8.69	4/1/2011	—	—	—	—
	5/21/2002	(1)	2,446	—	16.00	5/16/2012	—	—	—	—
	3/5/2003	(1)	25,000	—	17.00	3/5/2013	—	—	—	—
	12/12/2003	(1)	25,000	—	23.00	12/12/2013	—	—	—	—
	12/9/2004	(1)	25,000	—	35.11	12/9/2014	—	—	—	—
	1/11/2006	(2),(3)	15,000	5,000	34.40	1/11/2016	2,500	16,250	—	—
	7/2/2007	(4)	—	—	—	—	—	—	27,200	176,800
	7/2/2007	(5)	—	—	—	—	—	—	11,300	73,450
	7/2/2007	(6)	—	—	—	—	—	—	10,570	68,705
	5/28/2008	(9)	—	—	—	—	—	—	20,050	130,325
	5/28/2008	(10)	—	—	—	—	—	—	20,050	130,325

David Parcell	5/21/2002	(1)	2,446	—	16.00	5/16/2012	—	—	—	—
	3/5/2003	(1)	7,500	—	17.00	3/5/2013	—	—	—	—
	12/12/2003	(1)	11,250	—	23.00	12/12/2013	—	—	—	—
	12/9/2004	(1)	20,000	—	35.11	12/9/2014	—	—	—	—
	1/11/2006	(3)	—	—	—	—	2,000	13,000	—	—
	7/2/2007	(4)	—	—	—	—	—	—	8,000	52,000
	7/2/2007	(5)	—	—	—	—	—	—	8,500	55,250
	7/2/2007	(6)	—	—	—	—	—	—	7,951	51,682
	5/28/2008	(9)	—	—	—	—	—	—	20,050	130,325
	5/28/2008	(10)	—	—	—	—	—	—	20,050	130,325

Peter Fante	11/20/2002	(1)	6,250	—	14.90	11/20/2012	—	—	—	—
	12/12/2003	(1)	18,750	—	23.00	12/12/2013	—	—	—	—
	12/9/2004	(1)	20,000	—	35.11	12/9/2014	—	—	—	—
	1/11/2006	(3)	—	—	—	—	1,750	11,375	—	—
	7/2/2007	(4)	—	—	—	—	—	—	25,200	163,800
	7/2/2007	(5)	—	—	—	—	—	—	5,800	37,700
	7/2/2007	(6)	—	—	—	—	—	—	5,425	35,263
	5/28/2008	(9)	—	—	—	—	—	—	20,050	130,325
	5/28/2008	(10)	—	—	—	—	—	—	20,050	130,325

(1)	This award was fully vested at January 31, 2009.

(2)	The vesting schedule for this option grant was/is 25% on January 11, 2007, 25% on January 11, 2008, 25% on January 11, 2009, and 25% on January 11, 2010.

(3)	The vesting schedule for this restricted stock grant was/is 50% on January 11, 2008, 25% on January 11, 2009, and 25% on January 11, 2010.

(4)	The vesting schedule for this RSU grant was/is 50% on March 15, 2008 and 50% on July 2, 2010, and as of January 31, 2009, this award was subject to the special vesting conditions described below.

(5)	The vesting schedule for this RSU grant was/is 33% on March 15, 2008, 33% on March 15, 2009, and 34% on July 2, 2010, and as of January 31, 2009, this award was subject to the special vesting conditions described below.

(6)	The vesting schedule for this RSU grant was/is 1/3 upon the stock option committee’s determination of our achievement of specified revenue targets (set by the stock option committee for the relevant performance period) for the period from August 1, 2007 through January 31, 2008, 1/3 upon the determination of such achievement for the period from February 1, 2008 through January 31, 2009, and 1/3 upon the determination of such achievement for the period from February 1, 2009 through January 31, 2010 (provided that, with respect to the period from February 1, 2009 through January 31, 2010, no such determination by the stock option committee shall be final until on or after July 2, 2010), and as of January 31, 2009, this award was subject to the special vesting conditions described below.

(7)	The vesting schedule for this RSU grant was/is 25% on August 14, 2007, 25% on August 14, 2008, 25% on August 14, 2009, and 25% on August 14, 2010, and as of January 31, 2009, this award was subject to the special vesting conditions described below.

(8)	The vesting schedule for this RSU grant was/is 30% on August 14, 2007, 30% on August 14, 2008, 30% on August 14, 2009, and 10% on July 2, 2010, and as of January 31, 2009, this award was subject to the special vesting conditions described below.

(9)	The May 28, 2008 award vests 1/3 on April 3, 2009, 1/3 on April 3, 2010, and 1/3 on May 28, 2011 and as of January 31, 2009 was subject to the special vesting conditions described below.

(10)	The May 28, 2008 performance award vests 1/3 upon the stock option committee’s determination of our achievement of specified revenue targets (set by the stock option committee for the relevant performance period) for the period from May 1, 2008 through January 31, 2009, 1/3 upon the determination of such achievement for the period from February 1, 2009 through January 31, 2010, and 1/3 upon the determination of such achievement for the period from February 1, 2010 through January 31, 2011 (provided that, with respect to the period from February 1, 2010 through January 31, 2011, no such determination by the stock option committee shall be final until on or after May 28, 2011), and as of January 31, 2009 was subject to the special vesting conditions described below.
All of the equity awards granted to our executive officers in the years ended January 31, 2009 and 2008 (including the special 2007 retention equity grants) were made subject to special “compliance” vesting conditions which override the regular time-vesting or performance-vesting schedule of the awards. These compliance vesting conditions require us to be both current with our SEC filings and re-listed on NASDAQ or another nationally recognized exchange for the awards to vest. The May 2008 awards also require that we have received stockholder approval of a new equity compensation plan or have additional share capacity under an existing stockholder-approved equity compensation plan for the 2008 awards to vest. If any of these compliance vesting conditions is not satisfied on the date the awards would otherwise vest, the portion of the award that would otherwise vest remains unvested until such time as all of the applicable compliance vesting conditions are satisfied. As described in the “Compensation Discussion and Analysis” above, the compensation and stock option committees subsequently authorized us to enter into amendments with each of the executive officers to remove the compliance vesting conditions, thereby permitting these awards to vest on their original schedule. As of the filing date of this report, we have finalized most of these amendments. For our U.S. executive officers, these amendments also provided for a delay in the delivery of the shares underlying these awards subject to limitations imposed by Section 409A of the Internal Revenue Code.

Option Exercises and Stock Vesting During the Year Ended January 31, 2009
No stock options were exercised during the year ended January 31, 2009. The value of stock awards realized on vesting is calculated by multiplying the number of shares vesting by the closing price of our common stock on the vesting date. See the table entitled “Outstanding Equity Awards at January 31, 2009” above for the vesting schedule of outstanding awards.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)
Dan Bodner	—	—	18,425	124,205
Douglas Robinson	—	—	—	—
Elan Moriah	—	—	5,000	33,875
Meir Sperling	—	—	5,000	33,875
David Parcell	—	—	2,000	12,200
Peter Fante	—	—	1,750	10,675
Executive Officer Severance Benefits and Change in Control Provisions
As of the filing date of this report, each of our executive officers other than Mr. Sperling is party to an employment agreement with us. The following is a summary of the severance and change in control provisions of these employment agreements as of the filing date of this report, with differences existing at January 31, 2009 noted under the “Provisions of Executive Officer Agreements Historically” caption. The following also summarizes benefits that our non-U.S. executive officers may become entitled to under local law or local company policy.
Provisions of Executive Officer Agreements at Present Date
Each of the employment agreements with our executive officers provides for an annual base salary and a performance-based bonus target.
Severance Not in Connection with a Change in Control
In the event of an involuntary termination of employment (a termination without cause or a resignation for good reason) not in connection with a change in control, the executive officers are, subject to their execution of a release and continued compliance with the restrictive covenants described below, entitled to severance consisting of base salary and, for our U.S. executive officers, reimbursement of health insurance premiums for 12 months (inclusive of any notice period required under the officer’s employment agreement), or 18 months in the case of Mr. Bodner. Mr. Bodner is also entitled to 60 days advanced notice of any termination other than for cause, continuation of his professional advice allowance, and access to his company-leased vehicle for 18 months in such instance.

In addition, in the event of an involuntary termination, each executive officer other than Mr. Bodner and Mr. Robinson is entitled to a pro-rated portion of his annual bonus for such year plus an amount equal to 100% of his average annual bonus measured over the last three years. Mr. Bodner’s agreement provides for a pro-rated portion of his annual bonus for such year plus an amount equal to 150% of his target bonus. Mr. Robinson’s agreement provides for payment of 150% of his average annual bonus measured over the last three years, but no pro-rated portion of his annual bonus for the year in question.
Severance in Connection with a Change in Control
In the event of a termination of employment in connection with a change in control, in lieu of the cash severance described above, each of the officers who has entered into a new or amended employment agreement with us beginning in 2009 is entitled to enhanced cash severance equal to the sum of 1.5 times base salary and target bonus, plus a pro-rated target bonus for the year of termination, or in the case of Mr. Bodner, 2.5 times the sum of base salary and target bonus, plus a pro-rated target bonus for the year of termination. We are currently in discussions regarding a formal employment agreement with Mr. Sperling and amended employment agreements with Mr. Robinson and Mr. Parcell, which we expect would include similar change in control benefits to Messrs. Moriah and Fante.
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
Other Provisions
Each of the employment agreements provides for customary restrictive covenants, with a covenant period ranging from 12 to 24 months, including a non-compete, a non-solicitation of customers and employees, and an indefinite non-disclosure provision. Each agreement also contains a clawback provision which allows us to recoup from the officer, or cancel, a portion of the officer’s incentive compensation (including bonuses and equity awards) for a particular year if we are required to restate our financial statements for that year due to material noncompliance with any financial reporting requirement under the securities laws as a result of the officer’s misconduct. The clawback applies from and after the year in which the employment agreement was first signed to awards made during the term of the agreement. The amount to be recovered or forfeited is the amount by which the incentive compensation in the year in question exceeded the amount that would have been awarded had the financial statements originally been filed as restated. Each of our U.S. executive officers who has entered into a new or amended employment agreement with us beginning in 2009 is also entitled to a gross-up for any excise taxes he may become subject to in connection with a change in control. The terms “cause”, “good reason”, and “change in control” are defined in the forms of employment agreements incorporated by reference into this report.

Provisions of Executive Officer Agreements Historically
As of January 31, 2009, Messrs. Bodner and Sperling had not entered into employment agreements with us and therefore did not have any of the contractual benefits described in the preceding section. As of January 31, 2009 and the filing date of this report, Mr. Sperling is party to a customary offer letter with us which provides for 90 days advanced notice in the event of a termination of employment by either party. Mr. Sperling is also party to a letter agreement with us pursuant to which we have agreed to release the full amounts in his severance, retirement, and disability insurance funds in the event of a termination event.
As noted above, Mr. Robinson’s and Mr. Parcell’s current employment agreements do not, and did not as of January 31, 2009, provide for the enhanced cash severance or tax gross-ups in the event of a termination in connection with a change in control described above.
As of January 31, 2009, Messrs. Moriah and Fante had not yet entered into the most recent amendments to their respective employment agreements and therefore were not entitled to the enhanced cash severance and tax gross-up in the event of a termination in connection with a change in control described above.
Benefits Under Local Law or Local Company Policy
As discussed under “- Narrative to ‘All Other Compensation’ Table” above, Mr. Sperling is entitled to severance pay equal to one month’s salary for each year of employment upon termination without cause (as defined in the Israel Severance Pay Law) under Israeli law applicable to all Israeli employees. We make payments into a severance fund to secure this severance obligation during the course of Mr. Sperling’s employment and, unless there is a shortfall as described below, we are not responsible for any payments at the time of a qualifying termination. As a result, these amounts are included in the table entitled “Summary Compensation Table” above, but not in the table entitled “Potential Payments Upon Termination or Change in Control” below. However, the table entitled “Potential Payments Upon Termination or Change in Control” does include any additional amount of severance we are responsible for in excess of the balance in the severance fund at the time of a qualifying termination (in the event there is a shortfall) based on the legally mandated formula described above.

In addition to any severance fund shortfall, Mr. Sperling is also entitled to a minimum notice period under Israeli law in the event of an involuntary termination and to 90 days advanced notice of termination under his offer letter. Local company notice guidelines for our Israeli employees subsume this legal notice requirement and, in Mr. Sperling’s case, exceed the requirements of his offer letter. Assuming application of these local company guidelines, employees are entitled to between two weeks and three and one-half months of pay depending on the circumstances of the termination and the employee’s tenure. In Mr. Sperling’s case, assuming application of the guidelines at January 31, 2009, he would have been entitled to three and one-half months of notice, during which he would receive continued salary and all benefits.
Employees in the United Kingdom are entitled to severance payments under local U.K. company policy in the event of an involuntary termination in which the employee is made redundant (meaning that the termination resulted from us closing or downsizing our U.K. operations or a particular function). Under this policy, U.K. employees receive between two and three weeks of pay for each year of service depending on the employee’s age, with partial service years of six months or more being rounded up. Assuming the application of this local company policy at January 31, 2009, Mr. Parcell would have been entitled to three weeks of pay for each year of service in addition to the benefits provided under his employment agreement. The payment is comprised of salary, pro rata bonus, and car allowance, but no other benefits.
Because payments under the foregoing Israeli and U.K. company guidelines or policies do not arise until a qualifying termination event, these payments are included in the table entitled “Potential Payments Upon Termination or Change in Control” below, but not in the table entitled “Summary Compensation Table” above.
Potential Payments Upon Termination or Change in Control
The table below outlines the potential payments and benefits that would have become payable by us to our named executive officers in the event of an involuntary termination and/or a change in control, assuming that the relevant event occurred on January 31, 2009. In reviewing the table, please note the following:
•	The table does not include amounts that would be payable by third parties where we have no continuing liability, such as amounts payable under private insurance policies, government insurance such as social security or national insurance, or 401(k) or similar defined contribution retirement plans. As a result, the table does not reflect amounts payable to Mr. Sperling or Mr. Parcell under the applicable local company retirement plan or retirement fund, for which we have no liability at the time of payment.
•	Except as noted in the following bullet, the table does not include payments or benefits that are available generally to all salaried employees in the country in which the executive officer is employed and do not discriminate in scope, terms, or operation in favor of our executive officers or directors, such as short-term disability payments or payment for accrued but unused vacation.
•	The table includes all severance or notice payments for which we are financially responsible, even if such payments are available generally to all salaried employees in the country in which the executive officer is employed and do not discriminate in scope, terms, or operation in favor of our executive officers or directors.

•	With respect to Mr. Sperling’s severance fund, the table includes the difference between the amount that would have been owed to Mr. Sperling under applicable Israeli labor law in the event of an involuntary termination and the amount in his severance fund at January 31, 2009.
•	As noted in the previous section, as of January 31, 2009, Messrs. Bodner and Sperling had not entered into employment agreements with us, however, Mr. Sperling (but not Mr. Bodner) is included in the table below because he was entitled to certain statutory severance benefits and advanced notice payments, as described below.
•	The information for Messrs. Robinson, Moriah, Parcell, and Fante included in the table below reflects their entitlements as of January 31, 2009 and therefore excludes amounts attributable to any recent amendments to their employment agreements (signed after January 31, 2009) providing for enhanced cash severance and other benefits in the event of a termination in connection with a change in control.
•	The value of equity awards in the table below is based on the closing price of our common stock on the last trading day of the year ended January 31, 2009, which was $6.50 on January 30, 2009.
•	All amounts are calculated on a pre-tax basis.

					Cont. Health
					(present
				Accelerated	Insurance
	Salary	Pro Rata	Additional	Equity	Coverage	Cont. Other
Name of Executive Officer and	Continuation(1)	Bonus(2)	Bonus(3)	Awards(4)	value)(5)	Benefits(6)	Total
Triggering Event	($)	($)	($)	($)	($)	($)	($)
Douglas Robinson
Death	—	212,400	—	—	29,462	—	241,862
Disability	175,250	212,400	—	—	14,731	—	402,381
Resignation for Good Reason/Involuntary Termination without Cause	350,500	—	326,194	—	29,462	—	706,156
Resignation for Good Reason/Involuntary Termination without Cause in Connection with CIC	350,500	—	326,194	768,820	29,462	—	1,474,976
CIC Only (continued employment)	—	—	—	768,820	—	—	768,820
Elan Moriah
Death	—	206,818	—	—	29,462	—	236,280
Disability	175,250	103,409	—	—	14,731	—	293,390
Resignation for Good Reason/Involuntary Termination without Cause	350,500	206,818	193,589	—	29,462	—	780,369
Resignation for Good Reason/Involuntary Termination without Cause in Connection with CIC	350,500	206,818	193,589	634,940	29,462	—	1,415,309
CIC Only (continued employment)	—	—	—	—	—	—	—
Meir Sperling
Death	—	—	—	—	—	—	—
Disability	—	—	—	—	—	—	—
Resignation for Good Reason/Involuntary Termination without Cause	123,779	—	—	—	14	25,907	149,700
Resignation for Good Reason/Involuntary Termination without Cause in Connection with CIC	123,779	—	—	—	14	25,907	149,700
CIC Only (continued employment)	—	—	—	—	—	—	—
David Parcell
Death	—	114,456	—	—		—	114,456
Disability	—	114,456	—	—	—	—	114,456
Resignation for Good Reason/Involuntary Termination without Cause	402,522	194,956	103,317	—	2,535	28,941	732,271
Resignation for Good Reason/Involuntary Termination without Cause in Connection with CIC	402,522	194,956	103,317	432,582	2,535	28,941	1,164,853
CIC Only (continued employment)	—	—	—	—	—	—	—
Peter Fante
Death	—	158,229	—	—	29,462	—	187,691
Disability	162,500	158,229	—	—	14,731	—	335,460
Resignation for Good Reason/Involuntary Termination without Cause	325,000	158,229	156,976	—	29,462	—	669,667
Resignation for Good Reason/Involuntary Termination without Cause in Connection with CIC	325,000	158,229	156,976	508,788	29,462	—	1,178,455
CIC Only (continued employment)	—	—	—	—	—	—	—

(1)	For Mr. Sperling, includes the difference between the amount that would have been owed to Mr. Sperling under applicable Israeli labor law in the event of an involuntary termination at January 31, 2009 and the amount in his severance fund on such date, or NIS 140,193 ($34,600 based on the January 31, 2009 exchange rate of NIS 1 = $0.2468) plus three and one-half month’s base salary during his notice period assuming the application of local company notice guidelines equaling NIS 361,344 ($89,180 based on the January 31, 2009 exchange rate of NIS 1 = $0.2468). For Mr. Parcell, includes six months of base salary during his contractual notice period, plus six months of severance under his supplemental employment contract, plus an additional 24 weeks of salary (assuming a termination event on January 31, 2009) assuming the application of local company redundancy policy, costing an aggregate of £281,346, or $402,522 as indicated in the table above, based on the January 31, 2009 exchange rate of £1= $1.4307.

(2)	For Mr. Parcell, includes six-month’s worth (or 50%) of the average annual bonus paid or payable to him over the course of the three years ended January 31, 2009 as part of his six month contractual notice period, 100% of his target bonus that was set for the year ended January 31, 2009 (assuming a termination event on January 31, 2009) as part of his supplemental employment agreement plus an additional 24 week’s worth (assuming a termination event on January 31, 2009) of his three-year average annual bonus assuming the application of local company redundancy policy, costing an aggregate of £136,266, or $194,956 as indicated in the table above, based on the January 31, 2009 exchange rate of £1= $1.4307.

(3)	For Mr. Parcell, represents the average annual bonus paid or payable to him over the course of the three years ended January 31, 2009 as part of his supplemental employment agreement equaling £72,214 ($103,317 based on the January 31, 2009 exchange rate of £1= $1.4307).

(4)	For equity awards other than stock options, value is calculated as the closing price of our common stock on the last trading day in the year ended January 31, 2009 ($6.50 on January 30, 2009) times the number of shares accelerating. For stock options, value is calculated as the difference between the closing price of our common stock on January 31, 2009 and the option exercise price per share times the number of stock options accelerating.

(5)	For executive officers other than Messrs. Parcell and Sperling, amounts shown represent the actual cost of the contractually agreed number of months of COBRA payments. As of January 31, 2009, neither Mr. Parcell nor Mr. Sperling was entitled to company-paid or reimbursed health insurance following a termination event, however, Mr. Parcell was entitled to continued health benefits during his six-month notice period costing £1,772 or $2,535 as indicated in the table above, based on the January 31, 2009 exchange rate of £1= $1.4307 and Mr. Sperling was entitled to continued health benefits during his notice period assuming the application of local company notice guidelines costing NIS 55, or $14 as indicated in the table above, based on the January 31, 2009 exchange rate of NIS 1 = $0.2648.

(6)	For Mr. Sperling, assuming the application of local company notice guidelines, includes three and one-half months of continued contributions to his retirement fund of NIS 20,253 ($4,998), to his severance fund of NIS 28,936 ($7,141), to his study fund of NIS 27,101 ($6,688), disability insurance premiums of NIS 8,899 ($2,196), a statutory recreation payment of NIS 676 ($167), and use of a company car plus a fuel reimbursement allowance costing NIS 19,107 ($4,716) for the period, for a total of NIS 104,972 ($25,907), in each case, based on the January 31, 2009 exchange rate of NIS 1 = $0.2468. For Mr. Parcell, includes six months of continued retirement plan contributions, car allowance/fuel reimbursement allowance, and insurance premiums during his contractual notice period costing £6,180 ($8,842), £7,310 ($10,459), and £1,286 ($1,840), respectively, plus an additional 24 weeks of car allowance assuming the application of local company redundancy policy, costing £5,452 ($7,800), for a total of £20,228 ($28,941), in each case, based on the January 31, 2009 exchange rate of £1= $1.4307.
Subsequent to January 31, 2009 (between October 2009 and the filing date of this report), Messrs. Bodner, Moriah, and Fante entered into a new or amended employment agreement with us which materially augmented or altered their severance and/or change in control benefits. The terms of these new or amended agreements are described in greater detail under “— Executive Officer Severance Benefits and Change in Control Provisions” above.

Director Compensation for the Year Ended January 31, 2009
The following table summarizes the cash and equity compensation earned by each member of the board of directors during the year ended January 31, 2009 for service as a director.

	Fees Earned or	Stock		Option
	Paid in Cash	Awards		Awards	Total
Name	($)(2)	($)(3)		($)(3)	($)
Aronovitz, Avi (1),(5)	—	—		—	—
Baker, Paul (5)	—	—		—	—
Bodner, Dan	—	—		—	—
Bunyan, John (5)	—	—		—	—
Dahan, Andre (5)	—	—		—	—
DeMarines, Victor	191,600	128,227	(4)	—	319,827
Minihan, Kenneth	127,500	128,227	(4)	—	255,727
Myers, Larry	192,500	128,227	(4)	—	320,727
Safir, Howard	139,500	128,227	(4)	—	267,727
Shah, Shefali (5)	—	—		—	—
Spirtos, John (5),(6)	—	—		—	—
Wright, Lauren (5)	—	—		—	—

(1)	Resigned from the board of directors on November 24, 2008.

(2)	Represents amount earned for board of directors service during the year indicated regardless of the year of payment.

(3)	Reflects the dollar amount recognized for financial statement reporting purposes for year ended January 31, 2009 in accordance with SFAS No. 123(R).

(4)	On May 28, 2008, each of Messrs. DeMarines, Minihan, Myers, and Safir received an award of 5,000 shares of restricted stock in respect of board of directors service for the year ended January 31, 2009, vesting May 16, 2009. These were the only equity awards made to our directors (for service as directors) in the year ended January 31, 2009. The fair value on the date of board of directors approval of each of these awards was $109,750 based on a closing price of our common stock of $21.95 on May 28, 2008.

(5)	Comverse-designated director.

(6)	Resigned from the board of directors June 12, 2009.

The following table summarizes the aggregate number of unvested stock options and unvested shares of restricted stock held by each member of our board of directors (granted for service as a director) as of the end of the year ended January 31, 2009.

	Unvested	Unvested Stock
	Options	Awards
Name	(#)	(#)
Aronovitz, Avi	—	—
Baker, Paul	—	—
Bodner, Dan	—	—
Bunyan, John	—	—
Dahan, Andre	—	—
DeMarines, Victor	—	5,000
Minihan, Kenneth	—	5,000
Myers, Larry	—	5,000
Safir, Howard	—	5,000
Shah, Shefali	—	—
Spirtos, John	—	—
Wright, Lauren	—	—
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
Non-Independent Directors
Our non-independent directors, including Comverse designees and employee directors, do not currently receive any cash compensation for serving on the board of directors or any committee of the board of directors. These directors may receive grants of stock options or restricted stock for their service on the board of directors, in the discretion of the board of directors. None of the Comverse designated directors received an equity grant in the year ended January 31, 2009. Mr. Bodner has not been separately compensated for his service on the board of directors.
All directors (whether or not independent) are eligible to be reimbursed for their out-of-pocket expenses in attending meetings of the board of directors or board of directors committees.

Independent Directors
The board of directors is responsible for establishing independent director compensation arrangements based on recommendations from the compensation committee. These compensation arrangements are designed to provide competitive compensation necessary to attract and retain high quality independent directors. The compensation committee annually reviews the independent director compensation arrangements based on market studies or trends and from time to time engages its independent compensation consultant to prepare a customized peer group analysis. In recent years, the compensation committee and the board of directors have also placed special focus on the work load associated with the completion of our internal investigation, restatement, audits, and outstanding SEC filings in establishing independent director compensation arrangements.
Our independent directors receive both an annual cash retainer (paid quarterly) as well as per-meeting fees for attendance of meetings of the board of directors and board of directors committees. Independent directors also receive an annual equity grant. As a result of the increased work load and time commitment associated with serving as a director during our extended filing delay period, during this period, we have also introduced an annual fee for an independent director’s service as the board of directors or a committee chair, a special quarterly cash retainer (for the duration of our extended filing delay period), and a per diem fee for work done outside of board of directors and committee meetings.
The following table summarizes the compensation package for our independent directors for the year ended January 31, 2009.

Component of Compensation
Annual retainer (per annum)	$50,000
Board meeting fee	$1,500
Committee meeting fee	$750
Annual equity grant	5,000 shares of restricted stock (vesting annually for 12 months of service)
Special quarterly retainer (per quarter)	$10,000
Chairmanship fee (per annum)	Board	$25,000
	Audit	$20,000
	Compensation	$10,000
	Stock Option	$5,000
	Governance	$7,500
Per diem fee (for work outside meetings)	$2,500
Because the chairmanship of our board of directors, our compensation committee, and our corporate governance & nominating committee is not presently held by an independent director, these chairmanship fees are not currently being paid.

On March 19, 2009, the special quarterly retainer for Mr. Myers, chairman of the audit committee, was increased to $20,000 per quarter for the duration of our extended filing delay period in recognition of his special role and added responsibilities in overseeing the completion of our restatement and audits.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 18, 2010 (the “Reference Date”) by:
•	each person (or group within the meaning of Section 13(d)(3) of the Exchange Act) known by us to own beneficially 5% or more of our common stock;

•	each of our directors and named executive officers; and

•	all our directors and named executive officers as a group.
As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any equity security. A person is deemed to be the beneficial owner of securities that he or she has the right to acquire within 60 days from the Reference Date through the exercise of any option, warrant, or right. Shares of our common stock subject to options, warrants, or rights which are currently exercisable or exercisable within 60 days (assuming the suspension of option exercises referred to in “Executive Compensation” under Item 11 is released) are deemed outstanding for computing the ownership percentage of the person holding such options, warrants, or rights, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 32,634,352 shares of common stock outstanding as of the Reference Date and exclude 9,978,682 shares of common stock issuable to Comverse upon conversion of shares of preferred stock (if converted on the Reference Date). The foregoing issued and outstanding share number includes employee equity awards that have been settled but excludes awards that are vested but not yet delivered. The table below, however, includes awards that have or will vest within 60 days of the Reference Date even if the underlying shares have not yet been delivered.

		Number of Shares		Percentage of Total
Name of Beneficial Owner	Class	Beneficially Owned(1)		Shares Outstanding

Principal Stockholders:
Comverse Technology, Inc. 909 Third Avenue New York, NY 10022	Common	18,589,023	(2)	57.0%

Comverse Technology, Inc. 909 Third Avenue New York, NY 10022	Series A Preferred	10,072,966	(3)	100	%(4)

Cadian Capital Management, LLC (5) 461 Fifth Avenue 24th Floor New York, NY 10017	Common	2,302,525		7.1%

Platinum Partners (6) 152 West 57th Street 54th Floor New York, NY 10019	Common	1,718,300		5.3%

Directors and Executive Officers:
Dan Bodner	Common	587,522	(7)	1.8%
Douglas E. Robinson	Common	108,656	(8)	**
Peter Fante	Common	124,114	(9)	**
Elan Moriah	Common	195,745	(10)	**
David Parcell	Common	65,811	(11)	**
Meir Sperling	Common	200,712	(12)	**
Paul D. Baker	Common	10,723	(13)	**
John Bunyan	Common	0	(14)	**
Andre Dahan	Common	0	(15)	**
Victor A. DeMarines	Common	36,000	(16)	**
Kenneth A. Minihan	Common	37,000	(17)	**
Larry Myers	Common	25,000	(18)	**
Howard Safir	Common	42,000	(19)	**
Shefali Shah	Common	0	(20)	**
Lauren Wright	Common	0	(21)	**
Stephen M. Swad	Common	0	(22)	**
All executive officers and directors as a group (sixteen persons)		1,433,283		4.2%

**	Less than 1%

(1)	Unless otherwise indicated and except pursuant to applicable community property laws, to our knowledge, each person or entity listed in the table above has sole voting and investment power with respect to all shares listed as owned by such person or entity.

(2)	As the preferred stock is not currently convertible, it is not included in this number. If the preferred stock were converted to common stock 60 days after the Reference Date, then the percentage of beneficial ownership of Comverse would equal 67.1%. Please see “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities — Recent Sales of Unregistered Securities” under Item 5 and “Certain Relationships and Related Transactions, and Director Independence — Preferred Stock Financing” under Item 13 for a discussion of the conversion rights of the preferred stock.

(3)	Reflects the number of shares of common stock issuable to Comverse upon conversion of shares of preferred stock if converted 60 days after the Reference Date due to effect of additional dividend accruals on the preferred stock during such 60 day period. 9,978,682 shares of common stock would be issuable to Comverse upon conversion of shares of preferred stock if converted on the Reference Date.

(4)	Comverse is the sole holder of our preferred stock. See “Certain Relationships and Related Transactions, and Director Independence — Preferred Stock Financing” under Item 13, for details on the rights of the preferred stock.

(5)	As reported in the Schedule 13G filed with the SEC on January 15, 2010 by Cadian Capital Management, LLC (“CCM”) on behalf of itself and Eric Bannasch, CCM and Eric Bannasch have shared voting and dispositive power over all the shares.

(6)	As reported in the Schedule 13G/A filed on February 11, 2010, with the SEC by Platinum Partners Value Arbitrage Fund LP (“PPVAF”), Platinum Partners Legacy Feeder Ltd (“PPLF”) and Platinum Partners Liquid Opportunity Fund L.P. (“PPLOF”) (collectively, “Platinum Partners”), Platinum Partners expressly affirms their membership of a group and each has sole voting and dispositive power over the following shares: PPVAF — 401,153 shares; PPLF — 1,212,140 shares; and PPLOF — 105,007 shares.

(7)	Includes options to purchase 261,835 shares of common stock which are currently exercisable. Includes 103,474 shares of restricted stock which are fully vested. Also includes 222,213 RSUs, of which 178,463 are fully vested and of which 43,750 will vest within 60 days after the Reference Date but were subject to forfeiture as of the Reference Date. Mr. Bodner beneficially owns options to purchase 4,781 shares of Comverse common stock exercisable within 60 days after the Reference Date.

(8)	Consists of 108,656 RSUs of which 89,859 are fully vested and of which 18,797 will vest within 60 days after the Reference Date but were subject to forfeiture as of the Reference Date.

(9)	Includes options to purchase 45,000 shares of common stock which are currently exercisable. Includes 6,235 shares of restricted stock which are fully vested. Also includes 72,879 RSUs, of which 56,171 are fully vested and of which 16,708 will vest within 60 days after the Reference Date but were subject to forfeiture as of the Reference Date.

(10)	Includes options to purchase 91,088 shares of common stock which are currently exercisable. Includes 16,718 shares of restricted stock which are fully vested. Also includes 87,939 RSUs, of which 69,142 are fully vested and of which 18,797 will vest within 60 days after the Reference Date but were subject to forfeiture as of the Reference Date.

(11)	Includes options to purchase 41,196 shares of common stock which are currently exercisable. Includes 6,944 shares of restricted stock which are fully vested. Also includes 17,761 RSUs, of which 7,646 are fully vested and of which 10,025 will vest within 60 days after the Reference Date but are currently subject to forfeiture. Excludes 41,461 RSUs, of which 34,778 will vest immediately upon the earlier of finalization of an amendment to Mr. Parcell’s equity award agreements or satisfaction of certain compliance conditions as discussed in Item 11 and of which 6,683 will vest within 60 days after the Reference Date upon the earlier of finalization of an amendment to Mr. Parcell’s equity award agreements or satisfaction of certain compliance conditions as discussed in Item 11.

(12)	Includes options to purchase 99,892 shares of common stock which are currently exercisable. Includes 20,000 shares of restricted stock which are fully vested. Also includes 80,820 RSUs, of which 64,112 are fully vested and of which 16,708 will vest within 60 days after the Reference Date but were subject to forfeiture as of the Reference Date.

(13)	Includes options to purchase 10,223 shares of common stock which are currently exercisable and 500 shares of common stock held following the exercise of stock options. Mr. Baker beneficially owns 12,000 shares of Comverse common stock deliverable in settlement of vested deferred stock unit awards on the first date within calendar 2010 on which such shares are the subject of an effective Registration Statement on Form S-8 and no resale restrictions apply. Mr. Baker also beneficially owns options to purchase 81,250 shares of Comverse common stock exercisable within 60 days after the Reference Date. Mr. Baker is a senior executive at Comverse. He disclaims beneficial ownership of any of our securities held by Comverse.

(14)	Mr. Bunyan beneficially owns 66,000 shares of Comverse common stock deliverable in settlement of vested deferred stock unit awards on the first date within calendar 2010 on which such shares are the subject of an effective Registration Statement on Form S-8 and no resale restrictions apply. Mr. Bunyan is a senior executive at Comverse. He disclaims beneficial ownership of any of our securities held by Comverse.

(15)	Mr. Dahan beneficially owns 502,822 shares of Comverse common stock deliverable in settlement of vested deferred stock unit awards on the first date within calendar 2010 on which such shares are the subject of an effective Registration Statement on Form S-8 and no resale restrictions apply. Mr. Dahan is President, Chief Executive Officer, and a director of Comverse. He disclaims beneficial ownership of any of our securities held by Comverse.

(16)	Includes options to purchase 17,000 shares of common stock which are currently exercisable. Includes 19,000 shares of restricted stock, 9,000 of which are fully vested, 5,000 of which will vest within 60 days after the Reference Date but were subject to forfeiture as of the Reference Date and of which 5,000 are unvested and subject to forfeiture.

(17)	Includes options to purchase 18,000 shares of common stock which are currently exercisable. Includes 19,000 shares of restricted stock, 9,000 of which are fully vested, 5,000 of which will vest within 60 days after the Reference Date but were subject to forfeiture as of the Reference Date and of which 5,000 are unvested and subject to forfeiture.

(18)	Includes options to purchase 6,000 shares of common stock which are currently exercisable. Includes 19,000 shares of restricted stock, 9,000 of which are fully vested, 5,000 of which will vest within 60 days after the Reference Date but were subject to forfeiture as of the Reference Date and of which 5,000 are unvested and subject to forfeiture.

(19)	Includes options to purchase 23,000 shares of common stock which are currently exercisable. Includes 19,000 shares of restricted stock, 9,000 of which are fully vested, 5,000 of which will vest within 60 days after the Reference Date but were subject to forfeiture as of the Reference Date and of which 5,000 are unvested and subject to forfeiture.

(20)	Ms. Shah beneficially owns 34,667 shares of Comverse common stock deliverable in settlement of vested deferred stock unit awards on the first date within calendar 2010 on which such shares are the subject of an effective Registration Statement on Form S-8 and no resale restrictions apply. Ms. Shah is a senior executive at Comverse. She disclaims beneficial ownership of any of our securities held by Comverse.

(21)	Ms. Wright beneficially owns 45,001 shares of Comverse common stock deliverable in settlement of vested deferred stock unit awards on the first date within calendar 2010 on which such shares are the subject of an effective Registration Statement on Form S-8 and no resale restrictions apply. Ms. Wright is a senior executive at Comverse. She disclaims beneficial ownership of any of our securities held by Comverse.

(22)	Mr. Swad is a senior executive at Comverse. Mr. Swad does not beneficially own any shares of Comverse common stock or options to purchase shares of Comverse common stock and disclaims beneficial ownership of any of our securities held by Comverse.
Equity Compensation Plan Information
The following table sets forth certain information regarding our equity compensation plans as of January 31, 2009, after giving effect to our assumption on May 25, 2007 of the following in connection with our acquisition of Witness: (a) the Witness Amended and Restated Stock Incentive Plan, the Witness Broad Based Option Plan, and the Witness Non-Employee Director Stock Option Plan, (b) all unvested awards previously issued under such plans as of May 25, 2007, and (c) certain new-hire inducement grants made by Witness outside of its stockholder-approved equity plans prior to May 25, 2007. In accordance with applicable NASDAQ rules at the time, the Witness Broad Based Option Plan was not approved by stockholders. No awards were assumed by us under the Witness Broad Based Option Plan or the Witness Non-Employee Director Stock Option Plan in connection with our acquisition of Witness. Since the closing of the Witness acquisition, we have not made, and do not in the future expect to make, additional awards under the Witness Broad Based Option Plan or the Witness Non-Employee Director Stock Option Plan and these plans are therefore not included in column (c) in either of the tables below.

				(c)
	(a)		(b)	Number of Securities Remaining
	Number of Securities to		Weighted-Average	Available for Future Issuance
	be Issued upon Exercise		Exercise Price of	under Equity Compensation
	of Outstanding Options,		Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants, and Rights		Warrants and Rights(1)	Reflected in Column (a))
Equity compensation plans approved by security holders	6,828,274	(2)	$22.50	4,271,446	(3)
Equity compensation plans not approved by security holders	152,419	(4)	$17.57	0

Total	6,980,693		$22.36	4,271,446	(5)
The following table sets forth certain information regarding our equity compensation plans as of March 18, 2010, after giving effect to (a) the assumption of the Witness plans and awards referred to above, (b) grants subsequent to January 31, 2009, and (c) the passage of the expiration date for making new awards under the Witness Amended and Restated Stock Incentive Plan on November 18, 2009. The following table does not include awards for an aggregate of 1,908,530 shares which were approved for grant by the stock option committee of our board of directors on March 4, 2009, May 20, 2009 and March 17, 2010 outside of our equity incentive plans. The vesting of these awards is contingent on stockholder approval of a new equity compensation plan or having additional share capacity under an existing stockholder-approved equity compensation plan.

				(c)
	(a)		(b)	Number of Securities Remaining
	Number of Securities to		Weighted-Average	Available for Future Issuance
	be Issued upon Exercise		Exercise Price of	under Equity Compensation
	of Outstanding Options,		Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants, and Rights		Warrants and Rights(1)	Reflected in Column (a))
Equity compensation plans approved by security holders	6,719,369	(6)	$23.35	509,814
Equity compensation plans not approved by security holders	5,943	(4)	$19.53	0

Total	6,725,312		$23.34	509,814	(5)

(1)	The weighted-average price relates to outstanding stock options only (as of the applicable date). Other outstanding awards carry no exercise price and are therefore excluded from the weighted-average price.

(2)	Consists of 5,072,827 stock options and 1,755,447 RSUs. Does not include 75,519 shares of restricted stock previously issued under our equity compensation plans.

(3)	The Witness Amended and Restated Stock Incentive Plan contains an evergreen provision pursuant to which the number of shares available under the plan may increase annually so that the total number of shares reserved will equal the sum of (a) the aggregate number of shares previously issued under the plan, (b) the aggregate number of shares subject to outstanding options granted under the plan, and (c) 10% of the number of shares outstanding on the last day of the preceding year. Notwithstanding the foregoing, the board of directors (or an authorized committee thereof), in its discretion, may authorize a smaller number of additional shares to be reserved under this plan. The maximum annual increase in the number of shares, however, shall not exceed 3,000,000 in any calendar year. No new awards are permitted to be made under this plan after November 18, 2009.

(4)	Consists solely of certain new-hire inducement grants made by Witness outside of its stockholder-approved equity plans prior to May 25, 2007.

(5)	Does not include 743,489 shares available for issuance pursuant to our Employee Stock Purchase Plan as of January 31, 2009 and as of March 18, 2010. The Witness Employee Stock Purchase Plan was terminated immediately prior to our acquisition of Witness and therefore was not assumed by us.

(6)	Consists of 4,662,546 stock options and 2,056,823 RSUs. Does not include 40,000 shares of restricted stock previously issued under our equity compensation plans.
For additional information about equity grants made subsequent to January 31, 2009, see “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities - Equity Grants” under Item 5.
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
The terms of the preferred stock are set forth in the Certificate of Designation.
The preferred stock was issued at purchase price of $1,000 per share and ranks senior to our common stock. The preferred stock has an initial liquidation preference equal to the purchase price of the preferred stock, or $1,000 per share. In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the company, the holders of the preferred stock will be entitled to receive, out of the assets available for distribution to our stockholders and before any distribution of assets is made on our common stock, an amount equal to the then-current liquidation preference plus accrued and unpaid dividends.

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
The preferred stock does not have voting or conversion rights until the underlying shares of common stock are approved for issuance by a vote of holders of a majority of our common stock. Following receipt of stockholder approval for the issuance of the underlying common shares, each share of preferred stock will be entitled to a number of votes equal to the number of shares of common stock into which such share of preferred stock would be convertible at the Conversion Rate in effect on the date the preferred stock was issued to Comverse (the “Issue Date”). In addition, following receipt of stockholder approval for the issuance of the underlying shares, each share of preferred stock will be convertible at the option of the holder into a number of shares of our common stock equal to the liquidation preference then in effect divided by the conversion price then in effect, which was initially set at $32.66 (as adjusted from time to time, the “Conversion Rate”). The initial Conversion Rate is set at 30.6185 shares of common stock for each share of preferred stock that is converted. We also have the right in certain circumstances to cause the mandatory conversion of the preferred stock into shares of common stock at the then-applicable Conversion Rate.
Subject to stockholder approval of the issuance of the common stock underlying the preferred stock as described above, at any time on or after the second anniversary of the Issue Date, we may force the conversion of all, but not less than all, of the preferred stock into common stock at our option, but only if the closing sale price of our common stock immediately prior to such conversion equals or exceeds the conversion price then in effect by: (a) 150%, if the conversion is on or after the second anniversary of the Issue Date but prior to the third anniversary of the Issue Date, (b) 140%, if the conversion is on or after the third anniversary of the Issue Date but prior to the fourth anniversary of the Issue Date, or (c) 135%, if the conversion is on or after the fourth anniversary of the Issue Date.

The terms of the preferred stock also provide that upon a fundamental change, as defined in the Certificate of Designation, the holders of the preferred stock will have the right to require us to repurchase the preferred stock for 100% of the liquidation preference then in effect. If we fail to repurchase the preferred stock as required upon a fundamental change, then the number of directors constituting the board of directors will be increased by two, and the holders of the preferred stock will have the right to elect two directors to fill such vacancies. Upon repurchase of the preferred stock subject to the fundamental change repurchase right, the holders of the preferred stock will no longer have the right to elect additional directors, the term of office of each additional director will terminate immediately upon such repurchase, and the number of directors will, without further action, be reduced by two. In addition, in the event of a fundamental change, the Conversion Rate will be increased to provide for additional shares of common stock issuable to the holders of the preferred stock upon conversion, based on a sliding scale depending on the acquisition price, as defined in the Certificate of Designation, ranging from zero to 3.7 million additional shares of common stock for every share of preferred stock converted into common stock following a fundamental change.
Comverse has had the right to sell the preferred stock since November 25, 2007 in either private or public transactions. Pursuant to a registration rights agreement we entered into concurrently with the Securities Purchase Agreement (the “New Registration Rights Agreement”), commencing 180 days after we regain compliance with SEC reporting requirements, and provided that the underlying shares of our common stock have been approved for issuance by our common stockholders, Comverse will be entitled to two demands to require us to register (which may be underwritten registrations, upon Comverse’s request) the shares of common stock underlying the preferred stock (the “Conversion Shares”) for resale under the Securities Act. We are not, however, required to comply with a demand request if (a) any such request is within 12 months after the effective date of a prior demand registration, (b)(i) within the 90-day period preceding the request, we have effected (x) any registration other than an underwritten registration pursuant to which Comverse was entitled to participate without any limitation on its ability to include all of its registrable securities requested to be included therein or (y) an underwritten registration pursuant to which Comverse was entitled to participate and include between 25% to 50% of the registrable securities requested to be included therein, or (ii) within the 180-day period preceding such request, we have effected an underwritten registration pursuant to which Comverse was entitled to participate and include more than 50% of the registrable securities requested to be included therein, (c) a registration statement is effective at the time the request is made, pursuant to which Comverse can effect the disposition of its registrable securities in the manner requested, (d) the registrable securities requested to be registered (i) have an aggregate then-current market value of less than $100.0 million (before deducting any underwriting discounts and commission) or (ii) constitute less than all remaining registrable securities if less than $100.0 million of then-current market value of registrable securities are then outstanding; or (e) during the pendency of any blackout period (as defined in the New Registration Rights Agreement).
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
Comverse Original Registration Rights Agreement
Comverse’s rights under the New Registration Rights Agreement are in addition to its rights under a previous registration rights agreement we entered into with Comverse shortly before our IPO in 2002. This registration rights agreement (the “Original Registration Rights Agreement”) covers all shares of common stock then held by Comverse and any additional shares of common stock acquired by Comverse at a later date. Under the Original Registration Rights Agreement, Comverse is entitled to unlimited demand registrations of its shares on Form S-3. If we are not eligible to use Form S-3, Comverse is also entitled to one demand registration on Form S-1. Under the agreement, we are not required to comply with a demand request made by Comverse less than 90 days after the effective date of a prior demand request made under this registration rights agreement. We may also delay satisfying a demand request if (a) we are in the process of preparing a registration statement at the time the demand request is received which we intend to file within 90 days from the date of Comverse’s demand request or (b) the board of directors determines in good faith that filing a registration statement in response to a demand request would either require us to publicly disclose information which would have a material adverse effect on us or would be seriously detrimental to us or our stockholders, or could interfere with, or would require us to accelerate public disclosure of, any material financing, acquisition, disposition, corporate reorganization, or other material transaction involving us or our subsidiaries.
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
Business Opportunities Agreement
We are party to a business opportunities agreement with Comverse which addresses potential conflicts of interest between Comverse and us. This agreement allocates between Comverse and us opportunities to pursue transactions or matters that, absent such allocation, could constitute corporate opportunities of both companies. Under the agreement, each party is precluded from pursuing opportunities it may become aware of which are offered to an employee of the other party, even if such employee serves as a director of the other entity. For example, if one of the directors on our board designated by Comverse becomes aware of an opportunity that might be of interest to us, we cannot pursue that opportunity unless and until Comverse has failed to pursue it. The agreement also allocates to Comverse in the first instance a common interest opportunity which is offered to a person who is an employee of both Comverse and us or a director of both Comverse and us. We have also agreed to indemnify Comverse and its directors, officers, employees, and agents against any liabilities as a result of any claim that any provision of the agreement, or the failure to offer any business opportunity to us, violates or breaches any duty that may be owed to us by Comverse or any such person. Unless earlier terminated by the parties, the agreement will remain in place until Comverse no longer holds 20% of our voting power and no one on our board of directors is a director or employee of Comverse.
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
Item 14. Principal Accounting Fees and Services
The audit committee of our board of directors is directly responsible for the appointment, oversight, and evaluation of our independent registered public accounting firm. In accordance with the audit committee’s charter, it must approve, in advance of the service, all audit and permissible non-audit services to be provided by our independent registered public accounting firm and establish policies and procedures for the engagement of the outside auditor to provide audit and permissible non-audit services. Our independent registered public accounting firm may not be retained to perform non-audit services specified in Section 10A(g) of the Exchange Act.

The audit committee appointed Deloitte & Touche LLP as our auditors for the years ended January 31, 2009 and 2008, and in accordance with established policy, our board of directors ratified those appointments. Deloitte & Touche LLP has advised the audit committee that they are independent accountants with respect to our company, within the meaning of standards established by the AICPA, the Public Company Accounting Oversight Board, the Independence Standards Board and federal securities laws administered by the SEC.
In conjunction with our management, the audit committee regularly reviews the services and fees from its independent registered public accounting firm. Our audit committee has determined that the providing of certain non-audit services, as described below, is compatible with maintaining the independence of Deloitte & Touche LLP.
In addition to performing the audit of our consolidated financial statements, Deloitte & Touche LLP provided various other services during the years ended January 31, 2009 and 2008. Our audit committee has determined that these services did not impair Deloitte & Touche LLP’s independence from Verint.
The aggregate fees billed for years ended January 31, 2009 and 2008 for each of the following categories of services are as follows:

	For the Years Ended January 31,
(in thousands)	2009	2008
Audit fees (1)	$13,171	$7,790
Audit-related fees (2)	—	8
Tax fees (3)	105	99
All other fees (4)	13	—

Total fees	$13,289	$7,897

The categories in the above table have the definitions assigned under Item 9 of Schedule 14A promulgated under the Exchange Act, and these categories include in particular the following components:

(1)	“Audit fees” include fees for audit services principally related to the year-end examination and the quarterly reviews of our consolidated financial statements, consultation on matters that arise during a review or audit, review of SEC filings, audit services performed in connection with our acquisitions, and statutory audit fees.

(2)	“Audit-related fees” include fees which are for assurance and related services other than those included in Audit fees.

(3)	“Tax fees” include fees for tax compliance and advice.

(4)	“All other fees” include fees for all other non-audit services. For the year ended January 31, 2009, we incurred these fees to license an online accounting research tool from Deloitte & Touche LLP.

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

PART IV
Item 15. Exhibits, Financial Statement Schedules
Page(s)
(a) Documents filed as part of this report
(1) Financial Statements.
The consolidated financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page F-1.
(2) Financial Statement Schedules.
All financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the consolidated financial statements or notes thereto.
(3) Exhibits.
See (b) below.
(b) Exhibits

Filed Herewith /
Incorporated by
Number	Description	Reference from
2.1	Asset Purchase Agreement between Verint Systems Ltd. and ECtel Ltd. dated as of February 9, 2004	Form 8-K filed on March 31, 2004
2.2	Merger Agreement and Plan of Reorganization by and among Witness Systems, Inc., Baron Acquisition Corporation, Blue Pumpkin Software, Inc., and, solely with respect to Article VIII and Article IX, Laurence R. Hootnick as Shareholder Agent and The U.S. Stock Transfer Corporation as Depository Agent dated December 16, 2004	Witness Systems, Inc. Form 8-K (Commission File No. 000-29335) filed on January 27, 2005
2.3	Agreement and Plan of Merger, dated as of February 11, 2007, among Verint Systems Inc., White Acquisition Corporation and Witness Systems, Inc.	Form 8-K filed on February 15, 2007
3.1	Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
3.2	Certificate of Designation, Preferences and Rights of the Series A Convertible Perpetual Preferred Stock	Form 8-K filed on May 30, 2007 8-K
3.3	Amended and Restated By-laws of Verint Systems Inc.	Form 10-K filed on March 17, 2010

Filed Herewith /
Incorporated by
Number	Description	Reference from
4.1	Specimen Common Stock certificate	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
4.2	Specimen Series A Convertible Perpetual Preferred Stock certificate	Form 10-K filed on March 17, 2010
4.3	Registration Rights Agreement by and among the Company, Nic. Christiansen Invest A/G and Ulrik Ortiz Rasmussen, dated as of September 2, 2004	Form S-3 (Commission File No. 333-120266) effective on December 17, 2004
4.4	Registration Rights Agreement, by and between the Company and Comverse Technology, Inc., dated May 25, 2007	Form 8-K filed on May 30, 2007
10.1	Form of Indemnification Agreement	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.2	Federal Income Tax Sharing Agreement, dated as of January 31, 2002, between Comverse and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.3	Business Opportunities Agreement dated as of March 19, 2002, between Comverse and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.4	Offer Letter, dated July 27, 2006, from the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel (regarding final part of settlement payment) (English translation)	Form 10-K filed on March 17, 2010
10.5	Acceptance Letter, dated July 31, 2006, from Verint Systems Ltd. to the Office of the Chief Scientist of the Ministry of Industry, Trade and Labor of the State of Israel (regarding final part of settlement payment) (English translation)	Form 10-K filed on March 17, 2010
10.6	Verint Systems Inc. 2002 Employee Stock Purchase Plan	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.7	Verint Systems Inc. Stock Incentive Compensation Plan (as amended through December 12, 2002)	Form 10-K filed on May 1, 2003
10.8	Amendment No. 1 to Verint Systems Inc. Stock Incentive Compensation Plan (dated December 23, 2008)	Form 10-K filed on March 17, 2010

Filed Herewith /
Incorporated by
Number	Description	Reference from
10.9	Amendment No. 2 to Verint Systems Inc. Stock Incentive Compensation Plan (dated March 4, 2009)	Form 10-K filed on March 17, 2010
10.10	Verint Systems Inc. 2004 Stock Incentive Compensation Plan, as amended and restated	Form 8-K filed on January 10, 2006
10.11	Amendment No. 1 to Verint Systems Inc. 2004 Stock Incentive Compensation Plan, as amended and restated (dated December 23, 2008)	Form 10-K filed on March 17, 2010
10.12	Witness Systems Amended and Restated Stock Incentive Plan	Witness Systems, Inc. Form 10-Q for the period ended June 30, 2005
10.13	Amendment No. 1 to Witness Systems Amended and Restated Stock Incentive Plan (dated May 29, 2001)	Witness Systems, Inc. Form 10-K filed on March 17, 2006
10.14	Amendment No. 2 to Witness Systems Amended and Restated Stock Incentive Plan (dated January 15, 2004)	Witness Systems, Inc. Form 10-K filed on March 15, 2004
10.15	Amendment No. 3 to Witness Systems Amended and Restated Stock Incentive Plan (dated December 6, 2007)	Form 10-K filed on March 17, 2010
10.16	Amendment No. 4 to Witness Systems Amended and Restated Stock Incentive Plan (dated December 23, 2008)	Form 10-K filed on March 17, 2010
10.17	Form of Stock Option Award Agreement*	Form 8-K filed on December 7, 2004
10.18	Form of Restricted Stock Award Agreement to a U.S. executive officer*	Form 8-K filed on January 10, 2006
10.19	Form of Restricted Stock Award Agreement to an Israeli executive officer*	Form 8-K filed on January 10, 2006
10.20	Form of Restricted Stock Award Agreement to an Independent Director, as amended*	Form 10-K filed on March 17, 2010
10.21	Form of Time-Based Restricted Stock Unit Award Agreement*	Form 10-K filed on March 17, 2010
10.22	Form of Performance-Based Restricted Stock Unit Award Agreement*	Form 10-K filed on March 17, 2010
10.23	Form of Time-Based Deferred Stock Award Agreement*	Form 10-K filed on March 17, 2010
10.24	Form of Performance-Based Deferred Stock Award Agreement*	Form 10-K filed on March 17, 2010
10.25	Form of Amendment to Time-Based and Performance-Based Equity Award Agreements*	Form 10-K filed on March 17, 2010
10.26	Form of Time-Based Restricted Stock Unit Award Agreement Solely Related to 2010 Grant*	Filed herewith
10.27	Form of Performance-Based Restricted Stock Unit Award Agreement Solely Related to 2010 Grant*	Filed herewith

Filed Herewith /
Incorporated by
Number	Description	Reference from
10.28	Form of Time-Based Deferred Stock Award Agreement Solely Related to 2010 Grant*	Filed herewith
10.29	Form of Performance-Based Deferred Stock Award Agreement Solely Related to 2010 Grant*	Filed herewith
10.30	Contribution Agreement, dated as of February 1, 2001, between Comverse and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.31	Stock Purchase Agreement, dated as of January 31, 2002, between Comverse, Inc. and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.32	Registration Rights Agreement, dated as of January 31, 2002, between Comverse and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.33	Stock Purchase Agreement, dated as of September 7, 2005, by and among Verint Systems Inc., MultiVision Holdings Limited, and MultiVision Intelligent Surveillance Limited	Form 10-Q/A filed on December 12, 2005
10.34	Securities Purchase Agreement, by and between the Company and Comverse Technology, Inc., dated May 25, 2007.	Form 8-K filed on May 30, 2007
10.35	Credit Agreement dated as of May 25, 2007 among the Company, as Borrower, the Lenders as parties thereto and Lehman Commercial Paper Inc., as Administrative Agent	Form 8-K filed on May 30, 2007
10.36	Employment Agreement, dated February 23, 2010, between Verint Systems Inc. and Dan Bodner*	Form 8-K filed on February 23, 2010
10.37	Employment Agreement, dated August 14, 2006, between Verint Systems Inc. and Douglas E. Robinson*	Form 10-K filed on March 17, 2010
10.38	Amendment No. 1, dated July 2, 2007, to Employment Agreement between Verint Systems and Douglas E. Robinson*	Form 10-K filed on March 17, 2010
10.39	Amendment No. 2, dated December 29, 2008, to Employment Agreement between Verint Systems Inc. and Douglas E. Robinson*	Form 10-K filed on March 17, 2010
10.40	Amended and Restated Employment Agreement, dated October 29, 2009, between Verint Systems Inc. and Elan Moriah*	Form 10-K filed on March 17, 2010
10.41	Employment Agreement, dated April 16, 2001, between Comverse Infosys UK Limited and David Parcell*	Form 10-K filed on March 17, 2010

Filed Herewith /
Incorporated by
Number	Description	Reference from
10.42	Supplemental Employment Agreement, dated June 13, 2008, between Verint Systems UK Limited and David Parcell*	Form 10-K filed on March 17, 2010
10.43	Amended and Restated Employment Agreement, dated November 10, 2009, between Verint Systems Inc. and Peter Fante*	Form 10-K filed on March 17, 2010
10.44	Employment Offer Letter, dated August 30, 2000, between Comverse Infosys Ltd. and Meir Sperling*	Form 10-K filed on March 17, 2010
10.45	Manager’s Insurance Policy Letter between Comverse Infosys Ltd. and Meir Sperling* (English translation)	Form 10-K filed on March 17, 2010
10.46	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Arrangements*	Form 10-K filed on March 17, 2010
10.47	2009 Executive Officer Retention Letter	Form 10-K filed on March 17, 2010
14.1	Verint Code of Conduct: Ethics Promote Excellence, revised and restated March 19, 2009	Form 8-K filed on March 24, 2009
21.1	Subsidiaries of the Company	Filed herewith
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350(1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350(1)	Filed herewith

(1)	These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.
(c) Financial Statement Schedules
None.

Item 15A. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Verint Systems Inc.
Melville, New York
We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Verint Systems Inc. and subsidiaries as of January 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, effective February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 7, 2010 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.
/s/ DELOITTE & TOUCHE LLP
New York, New York
April 7, 2010

Financial Statements
VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of January 31, 2009 and 2008

	As of January 31,
(in thousands, except share and per share data)	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$115,928	$83,233
Restricted cash and bank time deposits	7,722	3,612
Accounts receivable, net of allowance for doubtful accounts of $6.0 million and $6.5 million, respectively	113,178	116,427
Inventories	20,455	19,525
Deferred cost of revenue	8,935	8,698
Deferred income taxes	14,314	30,991
Prepaid expenses and other current assets	32,434	31,565

Total current assets	312,966	294,051

Property and equipment, net	30,544	36,315
Goodwill	709,984	785,014
Intangible assets, net	200,203	249,542
Capitalized software development costs, net	10,489	10,272
Deferred cost of revenue	47,913	64,043
Deferred income taxes	6,478	12,686
Other assets	18,816	40,352

Total assets	$1,337,393	$1,492,275

Liabilities, Preferred Stock, and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$38,484	$49,434
Accrued expenses and other liabilities	144,067	143,941
Current maturities of long-term debt	4,088	—
Deferred revenue	160,918	157,803
Deferred income taxes	403	1,021
Liabilities to affiliates	1,389	1,277
Income taxes payable	2,271	3,360

Total current liabilities	351,620	356,836

Long-term debt	620,912	610,000
Deferred income taxes	13,424	18,990
Deferred revenue	88,985	114,897
Other liabilities	53,653	68,591

Total liabilities	1,128,594	1,169,314

Preferred Stock — $0.001 par value; authorized 2,500,000 shares. Series A convertible preferred stock; 293,000 shares issued and outstanding; aggregate liquidation preference and redemption value of $313,575 at January 31, 2009	285,542	293,663

Commitments and Contingencies
Stockholders’ Equity (Deficit):
Common stock — $0.001 par value; authorized 120,000,000 shares. Issued 32,623,000 and 32,600,000 shares, respectively; outstanding 32,535,000 and 32,526,000 shares, respectively	32	32
Additional paid-in capital	419,937	387,537
Treasury stock, at cost — 88,000 and 74,000 shares, respectively	(2,353)	(2,094)
Accumulated deficit	(435,955)	(355,567)
Accumulated other comprehensive loss	(58,404)	(610)

Total stockholders’ equity (deficit)	(76,743)	29,298

Total liabilities, preferred stock, and stockholders’ equity (deficit)	$1,337,393	$1,492,275

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended January 31, 2009, 2008, and 2007

	For the Years Ended January 31,
(in thousands, except share and per share data)	2009	2008	2007
Revenue:
Product	$365,485	$333,130	$251,584
Service and support	304,059	201,413	117,194

Total revenue	669,544	534,543	368,778

Cost of revenue:
Product	131,638	121,627	116,274
Service and support	117,588	100,397	48,175
Amortization and impairment of acquired technology and backlog	9,024	8,018	7,664
Settlement with OCS	—	—	19,158

Total cost of revenue	258,250	230,042	191,271

Gross profit	411,294	304,501	177,507

Operating expenses:
Research and development, net	88,309	87,668	53,029
Selling, general and administrative	282,147	259,183	148,229
Amortization of other acquired intangible assets	25,249	19,668	3,164
In-process research and development	—	6,682	—
Impairments of goodwill and other acquired intangible assets	25,961	22,934	21,103
Integration, restructuring and other, net	4,654	22,996	(765)

Total operating expenses	426,320	419,131	224,760

Operating loss	(15,026)	(114,630)	(47,253)

Other income (expense), net
Interest income	1,872	5,443	8,835
Interest expense	(37,211)	(36,862)	(444)
Other expense, net	(8,541)	(23,767)	(595)

Total other income (expense), net	(43,880)	(55,186)	7,796

Loss before income taxes and noncontrolling interest	(58,906)	(169,816)	(39,457)

Provision for income taxes	19,671	27,729	141
Noncontrolling interest in net income of joint venture	1,811	1,064	921

Net loss	(80,388)	(198,609)	(40,519)

Dividends on preferred stock	(13,064)	(8,681)	—

Net loss applicable to common shares	$(93,452)	$(207,290)	$(40,519)

Net loss per share
Basic	$(2.88)	$(6.43)	$(1.26)

Diluted	$(2.88)	$(6.43)	$(1.26)

Weighted-average common shares outstanding
Basic	32,394	32,222	32,156

Diluted	32,394	32,222	32,156

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended January 31, 2009, 2008, and 2007

							Accumulated
							Other
							Comprehensive
							Income
	Common						(Loss)
	Stock		Additional		Unearned		Unrealized	Cumulative	Total
		Par	Paid-in	Treasury	Stock-based	Accumulated	Gains	Translation	Stockholders’
(in thousands)	Shares	Value	Capital	Stock	Compensation	Deficit	(Losses)	Adjustment	Equity (Deficit)
Balances as of January 31, 2006	32,524	$32	$346,644	$—	$(13,119)	$(113,083)	$(147)	$(695)	$219,632

Comprehensive loss:
Net loss	—	—	—	—	—	(40,519)	—	—	(40,519)
Unrealized gains on available for sale securities, net	—	—	—	—	—	—	135	—	135
Currency translation adjustment	—	—	—	—	—	—	—	(78)	(78)

Total comprehensive loss	—	—	—	—	—	(40,519)	135	(78)	(40,462)
Implementation of SFAS No. 123(R)	—	—	(13,119)	—	13,119	—	—	—	—
Exercise of stock options	23	—	382	—	—	—	—	—	382
Stock-based compensation expense	—	—	18,132	—	—	—	—	—	18,132
Forfeitures of restricted stock awards	(12)	—	395	(395)	—	—	—	—	—
Purchases of treasury stock	(16)	—	—	(541)	—	—	—	—	(541)
Tax effects from stock award plans	—	—	149	—	—	—	—	—	149
Other tax adjustments	—	—	312	—	—	—	—	—	312

Balances as of January 31, 2007	32,519	32	352,895	(936)	—	(153,602)	(12)	(773)	197,604

Comprehensive loss:
Net loss	—	—	—	—	—	(198,609)	—	—	(198,609)
Unrealized gains on available for sale securities, net	—	—	—	—	—	—	12	—	12
Currency translation adjustment	—	—	—	—	—	—	—	163	163

Total comprehensive loss	—	—	—	—	—	(198,609)	12	163	(198,434)
Cumulative effect of the adoption of FIN 48	—	—	(1,674)	—	—	(3,356)	—	—	(5,030)
Stock-based compensation expense	—	—	31,013	—	—	—	—	—	31,013
Stock options issued in business acquisition	—	—	4,717	—	—	—	—	—	4,717
Common stock issued for stock awards	53	—	—	—	—	—	—	—	—
Forfeitures of restricted stock awards	(33)	—	792	(792)	—	—	—	—	—
Purchases of treasury stock	(13)	—	—	(366)	—	—	—	—	(366)
Tax effects from stock award plans	—	—	(206)	—	—	—	—	—	(206)

Balances as of January 31, 2008	32,526	32	387,537	(2,094)	—	(355,567)	—	(610)	29,298

Comprehensive loss:
Net loss	—	—	—	—	—	(80,388)	—	—	(80,388)
Unrealized gains on derivative financial instruments, net	—	—	—	—	—	—	101	—	101
Unrealized losses on available for sale securities, net	—	—	—	—	—	—	(29)	—	(29)
Currency translation adjustment	—	—	—	—	—	—	—	(57,866)	(57,866)

Total comprehensive loss	—	—	—	—	—	(80,388)	72	(57,866)	(138,182)
Stock-based compensation expense	—	—	32,040	—	—	—	—	—	32,040
Common stock issued for stock awards	23	—	—	—	—	—	—	—	—
Forfeitures of restricted stock awards	(9)	—	166	(166)	—	—	—	—	—
Purchases of treasury stock	(5)	—	—	(93)	—	—	—	—	(93)
Tax effects from stock award plans	—	—	(21)	—	—	—	—	—	(21)
Other tax adjustments	—	—	215	—	—	—	—	—	215

Balances as of January 31, 2009	32,535	$32	$419,937	$(2,353)	$—	$(435,955)	$72	$(58,476)	$(76,743)

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended January 31, 2009, 2008, and 2007

	For the Years Ended January 31,
(in thousands)	2009	2008	2007
Cash flows from operating activities:
Net loss	$(80,388)	$(198,609)	$(40,519)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	55,142	46,791	20,873
Provision for doubtful accounts	793	3,380	495
Impairments of assets	25,961	28,083	25,036
In-process research and development	—	6,682	—
Stock-based compensation	32,040	31,013	18,132
Provision for deferred income taxes	17,768	19,992	(6,222)
Excess tax benefits from stock-based compensation	—	—	(107)
Non-cash losses on derivative financial instruments, net	14,591	22,267	—
Non-cash gains on sales of auction rate securities	(4,713)	—	—
Other non-cash items, net	2,252	2,631	2,406
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(3,328)	(20,184)	7,067
Inventories	(2,761)	1,005	(1,936)
Deferred cost of revenue	12,201	5,613	(740)
Accounts payable and accrued expenses	(10,754)	8,480	6,105
Deferred revenue	(7,329)	25,130	(23,666)
Prepaid expenses and other assets	8,876	14,040	(2,731)
Other liabilities	(6,877)	4,697	5,381
Other, net	161	(1,310)	(475)

Net cash provided by (used in) operating activities	53,635	(299)	9,099

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired, including payments of contingent consideration	(3,092)	(953,154)	(42,473)
Purchases of property and equipment	(11,113)	(14,247)	(11,166)
Purchases of investments	—	(208,000)	(1,347,100)
Sales and maturities of investments	7,000	328,465	1,388,684
Settlement of derivative financial instruments not designated as hedges	(10,041)	—	—
Cash paid for capitalized software development costs	(4,547)	(4,624)	(4,492)
Other investing activities	(4,454)	(173)	1,461

Net cash used in investing activities	(26,247)	(851,733)	(15,086)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	293,000	—
Proceeds from borrowings	15,000	650,000	—
Repayments of borrowings and other financing obligations	(2,869)	(42,496)	(424)
Payment of debt issuance and other debt related costs	(150)	(13,606)	—
Exercises of stock options	—	—	382
Excess tax benefits from stock-based compensation	—	—	107
Other financing activities	(93)	(1,881)	(1,154)

Net cash provided by (used in) financing activities	11,888	885,017	(1,089)

Effect of exchange rate changes on cash and cash equivalents	(6,581)	923	671

Net increase (decrease) in cash and cash equivalents	32,695	33,908	(6,405)
Cash and cash equivalents, beginning of period	83,233	49,325	55,730

Cash and cash equivalents, end of period	$115,928	$83,233	$49,325

Supplemental disclosures of cash flow information:
Cash paid for interest	$36,544	$30,680	$150

Cash paid for income taxes	$3,319	$4,113	$3,323

Non-cash investing and financing transactions:
Fair value of stock options exchanged in connection with business combinations	$—	$4,717	$—

Accrued but unpaid purchases of property and equipment	$382	$1,466	$1,878

Inventory transfers to property and equipment	$1,325	$795	$947

Business combination consideration earned, but paid in subsequent periods	$—	$1,796	$8,152

Settlement of embedded derivative	$8,121	$—	$—

Dividend to noncontrolling interest — declared, but paid in subsequent period	$2,142	$—	$—

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
Basis of Presentation
We are a majority-owned subsidiary of Comverse Technology, Inc. (“Comverse”). During the three years ended January 31, 2009, Comverse did not provide material levels of corporate or administrative services to us.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Verint Systems Inc., our wholly owned subsidiaries, and a joint venture in which we hold a 50% equity interest. This joint venture is a variable interest entity in which we are the primary beneficiary. Our investment in this joint venture, which functions as a systems integrator for Asian markets, is not material to our consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. We reflect the noncontrolling interest in net income (loss) of the joint venture in the consolidated statements of operations, and the noncontrolling interest in the joint venture is recorded in other liabilities on the consolidated balance sheet. We have included the results of operations of acquired companies from the date of acquisition.
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
Investments
Investments generally consist of marketable debt securities of corporations, the U.S. government, and agencies of the U.S. government. Through January 31, 2008, we also periodically invested in auction rate securities (“ARS”). Effective in the year ended January 31, 2009, we no longer invest in ARS as a matter of policy.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, we determine the appropriate classification of debt securities at the time of purchase and reevaluate such designations as of each balance sheet date. Our investments in marketable securities, all of which are classified as available-for-sale, are stated at fair value based on market quotes. Investments with stated maturities beyond one year are classified as short-term if the securities are highly marketable and readily convertible into cash for current operations. Unrealized gains and losses, net of deferred taxes, are recorded as a component of accumulated other comprehensive income in stockholders’ equity (deficit). We recognize realized gains and losses upon sale of short-term investments and declines in value deemed to be other than temporary using the specific identification method. Interest on short-term investments is recognized within income when earned.
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

Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, bank time deposits, short-term investments, and trade accounts receivable. We invest our cash in bank accounts, certificates of deposit, and money market accounts with major financial institutions, in U.S. Treasury and agency obligations, and in debt securities of corporations. By policy, we seek to limit credit exposure on investments through diversification and by restricting our investments to highly rated securities.
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
Accounts Receivable, Net
Accounts receivable are recorded at the invoiced amount and are not interest-bearing, subject to the following:
The application of our revenue recognition policies sometimes results in circumstances for which we are unable to recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. For consolidated balance sheet presentation purposes, we do not recognize the deferred revenue or the related account receivable and no amounts appear in our consolidated balance sheets for such transactions. Only to the extent that we have received cash for given deferred revenue transaction is the amount included in the deferred revenue recorded on the consolidated balance sheets.
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

The following table summarizes the activity in our allowance for doubtful accounts for the years ended January 31, 2009, 2008, and 2007:

	For the Years Ended January 31,
(in thousands)	2009	2008	2007
Balance at beginning of year	$6,490	$2,630	$2,304
Provisions charged to expense	793	3,366	425
Amounts written off	(868)	(251)	(294)
Other (1)	(426)	745	195

Balance at end of year	$5,989	$6,490	$2,630

(1)	Includes balances from acquisitions and changes in balances due to foreign currency exchange rates.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the weighted- average method of inventory accounting. The valuation of our inventories requires us to make estimates regarding excess or obsolete inventories, including making estimates of the future demand for our products. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand, price, or technological developments could have a significant impact on the value of our inventory and reported operating results. Charges for excess and obsolete inventories are included within cost of revenue.
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
We regularly perform reviews to determine if the carrying values of our goodwill and other intangible assets are impaired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we review goodwill for impairment at least annually on November 1, or more frequently if an event occurs indicating the potential for impairment. As of January 31, 2009 and 2008, we had no indefinite-lived intangible assets other than goodwill. To test for potential impairment, we first perform an assessment of the fair value of our reporting units. We utilize three primary approaches to determine fair value: (a) an income based approach, using projected discounted cash flows, (b) a market based approach using multiples of comparable companies, and (c) a transaction based approach using multiples for recent acquisitions of similar businesses made in the marketplace.
Our estimate of fair value of each reporting unit is based on a number of subjective factors, including: (a) appropriate weighting of valuation approaches (income approach, comparable public company approach, and comparable transaction approach), (b) estimates of our future cost structure, (c) discount rates for our estimated cash flows, (d) selection of peer group companies for the public company and the market transaction approaches, (e) required levels of working capital, (f) assumed terminal value, and (g) time horizon of cash flow forecasts.
The fair value of each reporting unit is compared to its carrying value to determine whether there is an indication of impairment in value. If an indication of impairment exists, we perform a second analysis to measure the amount of impairment, if any. During the years ended January 31, 2009, 2008, and 2007, we recorded non-cash charges to recognize impairments of goodwill of $26.0 million, $20.6 million, and $20.3 million, respectively.
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
During the years ended January 31, 2008, and 2007, we recorded non-cash charges to recognize impairments of long-lived intangible assets other than goodwill of $2.7 million, and $4.5 million, respectively. No impairments of long-lived assets other than goodwill were recorded during the year ended January 31, 2009.
Further discussion of these impairment charges appears in Note 5, “Intangible Assets and Goodwill”. Impairment charges related to operating expenses are included in impairments of goodwill and other acquired intangible assets and impairment charges related to cost of revenue are included in amortization and impairment of acquired technology and backlog on the accompanying consolidated statements of operations.

Fair Value of Financial Instruments
Our recorded amounts of cash and cash equivalents, accounts receivable, investments, and accounts payable approximate fair value, due to the short-term nature of these instruments. The fair value of derivative instruments, long-term debt, and certain marketable securities classified as other assets are disclosed in Note 13, “Fair Value Measurements”.
Effective February 1, 2008, we adopted Statement SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) as it relates to financial assets and financial liabilities. SFAS No. 157 is effective for our nonfinancial assets and nonfinancial liabilities beginning February 1, 2009. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, defines fair value based upon an exit price model, establishes a framework for measuring fair value, and expands the applicable disclosure requirements. SFAS No. 157 establishes a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and its characteristics.
The adoption of SFAS No. 157 as of February 1, 2008 did not have a material effect on our financial position, results of operations, or cash flows. As it relates to nonfinancial assets and liabilities, we do not expect the adoption of SFAS No. 157 as of February 1, 2009 to have a material impact on our financial position, results of operations, or cash flows.
Effective February 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits an instrument-by-instrument irrevocable election to account for selected financial assets and financial liabilities at fair value. We have elected not to apply the fair value option to any eligible financial assets or financial liabilities during the year ended January 31, 2009.
In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. Applicable to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157, FSP FAS 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP FAS 157-3 resulted in no changes in the fair values of our financial assets.

Derivative Financial Instruments
As part of our risk management strategy we use derivative financial instruments including forward contracts and interest rate swap agreements to hedge against certain foreign currency and interest rate exposures. Our intent is to offset gains and losses that occur from the underlying exposure with gains and losses on the derivative contracts used to offset them. As a matter of company policy, we do not enter into speculative positions with derivative instruments. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the criteria we use for designating a derivative as a hedge include contemporaneous documentation of the instrument’s effectiveness in risk reduction and direct matching of the financial instrument to the underlying transaction. We record all derivatives in other assets or other liabilities on our consolidated balance sheets at their fair values. Gains and losses from the changes in values of these derivatives are accounted for based on the use of the derivative and whether it qualifies for hedge accounting.
For the year ended January 31, 2009, certain foreign currency forward contracts qualified for accounting as hedges and accordingly the effective portions of the changes in fair value of these instruments were recorded in other comprehensive income (loss) in our consolidated balance sheets, net of applicable income taxes. The ineffective portion, if any, of these contracts is reported in other income (expense), net. For derivative financial instruments not accounted for as hedges, gains and losses from changes in their fair values are reported in other income (expense), net. For the years ended January 31, 2008 and 2007, none of our derivative instruments were accounted for using hedge accounting, and accordingly, all derivatives were marked-to-market at the end of each accounting period, with changes in fair value, whether realized or unrealized, recognized in current period earnings within other income (expense), net. See Note 13, “Fair Value Measurements”, for further details regarding our hedging activities and related accounting policies.
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
Segment Reporting
We have three operating segments, which are also our reportable segments, Enterprise Workforce Optimization Solutions (“Workforce Optimization”), Video Intelligence Solutions (“Video Intelligence”), and Communications Intelligence and Investigative Solutions (“Communications Intelligence”). We determine our reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Our Chief Executive Officer is our chief operating decision maker, who utilizes segment revenues and segment operating contribution as the primary basis for assessing financial results of segments and for the allocation of resources. See Note 17, “Segment, Geographic, and Significant Customer Information”, for a full description of our segments and related accounting policies.

Revenue Recognition
We derive and report our revenue in two categories: (a) product revenue including hardware and software products and (b) service and support revenue, including revenue from installation services, post-contract customer support (“PCS”), project management, hosting services, and training services.
Our revenue recognition policy is a critical component of determining our operating results and is based on a complex set of accounting rules that require us to make significant judgments and estimates. Our customer arrangements typically include several elements including products, services, and support. Revenue recognition for a particular arrangement is dependent upon such factors as the level of customization within the solution and the contractual delivery, acceptance, payment, and support terms with the customer. Significant judgment is required to conclude whether collectability of fees is considered probable and whether fees are fixed and determinable. In addition, our multiple-element arrangements must be carefully reviewed to determine whether the fair value of each element can be established, which is a critical factor in determining the timing of the arrangement’s revenue recognition.
For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when we have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable, collectability is probable, and all pertinent criteria are met as required by the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions, and Emerging Issues Task Force (“EITF”) Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (in the aggregate also known as “SOP 97-2”).
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

For multiple-element arrangements for which we are unable to establish VSOE of one or more elements, and where such arrangements are recognized ratably, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement’s revenue into product revenue and service revenue for financial reporting purposes. For these arrangements, we review our VSOE for training, installation, and PCS services from similar transactions and stand-alone services arrangements and prepare comparisons to peers, in order to determine reasonable and consistent approximations of fair values of service revenue for statement of operations classification purposes with the remaining amount being allocated to product revenue. Installation services associated with our Communications Intelligence arrangements recognized under SOP 97-2 are included within product revenue as such amounts are not considered material.
Our policy for establishing VSOE for installation, consulting, and training is based upon an analysis of separate sales of services.
PCS revenues are derived from providing technical software support services and unspecified software updates and upgrades to customers on a when-and-if-available basis. PCS revenue is recognized ratably over the term of the maintenance period, which in most cases is one year. When PCS is included within a multiple-element arrangement, we utilize either the substantive renewal rate approach or the bell-shaped curve approach to establish VSOE for the PCS, depending upon the business segment, geographical region, or product line.
Under the bell-shaped curve approach of establishing VSOE, we perform VSOE compliance tests to ensure that a substantial majority of our actual PCS renewals are within a narrow range of pricing.
Under the substantive renewal rate approach, we believe it is necessary to evaluate whether both the support renewal rate and term are substantive, and whether the renewal rate is being consistently applied to subsequent renewals for a particular customer. We establish VSOE under this approach through analyzing the renewal rate stated in the customer agreement and determining whether that rate is above the minimum substantive VSOE renewal rate established for that particular PCS offering. The minimum substantive VSOE rate is determined based upon an analysis of renewal rates associated with historical PCS contracts. For contracts that do not contain a stated renewal rate, revenue associated with the entire bundled arrangement is recognized ratably over the PCS term. Contracts that have a renewal rate below the minimum substantive VSOE rate are deemed to contain a more than insignificant discount element, for which VSOE cannot be established. We recognize aggregate contractual revenue for these arrangements over the period that the customer is entitled to renew its PCS at the discounted rate, but not to exceed the estimated economic life of the product. We evaluate many factors in determining the estimated economic life of our products, including the support period of the product, technological obsolescence, and the customers’ expectations. We have concluded that our software products have estimated economic lives ranging from five to seven years.
For certain of our products, we do not have an explicit obligation to provide PCS but as a matter of business practice have provided implied PCS. The implied PCS is accounted for as a separate element for which VSOE does not exist. Arrangements that contain implied PCS are recognized over the period the implied PCS is provided, but not to exceed the estimated economic life of the product.

For shipment of products that include embedded firmware that has been deemed incidental, we recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”) and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). EITF No. 00-21 addresses the accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. Under the terms of SAB No. 104, revenue is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability of the fee is reasonably assured. For shipments of hardware products, delivery is considered to have occurred upon shipment, provided that the risks of loss, and title in certain jurisdictions, have been transferred to the customer.
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
In certain of our arrangements accounted for under SOP 81-1, the fee is contingent on the return on investment our customers receive from such services. Revenue from these arrangements is recognized under the completed-contract method of accounting when the contingency is resolved and collectability is assured, which in most cases is upon final receipt of payment.
If an arrangement includes customer acceptance criteria, revenue is not recognized until we can objectively demonstrate that the software or services meet the acceptance criteria, or the acceptance period lapses, whichever occurs earlier. If a software license arrangement obligates us to deliver specified future products or upgrades, revenue under the arrangement is initially deferred and is recognized only when the specified future products or upgrades are delivered, or when the obligation to deliver specified future products expires, whichever occurs earlier.
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
Reimbursements for out-of-pocket expenses are reported as revenue in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. Shipping and handling fees and expenses that are billed to customers are recognized in revenue and the costs associated with such fees and expenses are recorded in cost of revenue in accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Historically, these fees and expenses have not been material. Taxes collected from customers and remitted to government authorities are excluded from revenue.
Cost of Revenue
Our cost of revenue includes costs of materials, compensation and benefit costs for operations and service personnel, subcontractor costs, royalties and license fees, depreciation of equipment used in operations and service, amortization of capitalized software development costs and certain purchased intangible assets, and related overhead costs.
Where revenue is recognized over multiple periods in accordance with our revenue recognition policies, we have made an accounting policy election whereby cost of product revenue, including hardware and third-party software license fees, are capitalized and recognized in the same period that product revenue is recognized, while installation and other service costs are generally expensed as incurred, except for certain contracts that are accounted for using contract accounting principles. Deferred cost of revenue are classified in their entirety as current or long-term assets based on whether the related revenue will be recognized within twelve months of the origination date of the arrangement.

For certain contracts accounted for using contract accounting principles, revisions in estimates of costs and profits are reflected in the accounting period in which the facts that require the revision become known, if such facts become known subsequent to the issuance of the consolidated financial statements. If such facts become known before the issuance of the consolidated financial statements, the requisite revisions in estimates of costs and profits are reflected in these consolidated financial statements. At the time a loss on a contract becomes evident, the entire amount of the estimated loss is accrued. Related contract costs include all direct material and labor costs and those indirect costs related to contract performance.
Customer acquisition and origination costs, including sales commissions, are recorded in selling, general and administrative expenses. These costs are expensed as incurred, with the exception of certain sales referral fees in our Communication Intelligence segment which are capitalized and amortized ratably over the revenue recognition period.
On July 31, 2006, we entered into a settlement agreement with the Israel Office of the Chief Scientist (“OCS”), pursuant to which we exited a royalty-bearing program and the OCS agreed to accept a lump sum payment of approximately $36.0 million. Prior to the settlement, we had accrued approximately $16.8 million of royalties and related interest due under the original terms of the program through charges to cost of revenue in the corresponding periods of the related revenue, net of previous royalty payments. We recorded a charge of approximately $19.2 million to cost of revenue in the second quarter of the year ended January 31, 2007 for the remaining amount of the lump sum settlement in excess of amounts previously accrued under the program. Payments agreed to under the OCS settlement were completed immediately following the execution of the settlement agreement. Beginning in calendar year 2006, we entered into a new program with the OCS under which we are no longer required to pay royalties to the OCS.
Research and Development, net
With the exception of certain software development costs, all research and development costs are expensed as incurred, and consist primarily of personnel and consulting costs, travel, depreciation of research and development equipment, and related overhead and other costs associated with research and development activities.
We receive non-refundable grants from the OCS that fund a portion of our research and development expenditures. Since calendar year 2006, we only enter into non-royalty-bearing arrangements with the OCS which do not require us to pay royalties. Funds received from the OCS are recorded as a reduction to research and development expense. Royalties, to the extent paid, are recorded as part of our cost of revenue.
Software Development Costs
Software development costs incurred subsequent to establishing technological feasibility, and continuing through general release of the software products, are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Amortization of capitalized costs begins in the period in which the related product is available for general release to customers and is recorded on a straight-line basis, which approximates the pattern in which the economic benefits of the capitalized costs are expected to be realized, over the estimated economic lives of the related software products, generally four years.

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
We evaluate the realizability of our deferred tax assets for each jurisdiction in which we operate at each reporting date. SFAS No. 109 requires a valuation allowance to be established when it is more likely than not that all or a portion of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the same character and in the same jurisdiction. We consider all available positive and negative evidence in making this assessment, including, but not limited to, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. In circumstances where there is sufficient negative evidence indicating that our deferred tax assets are not more-likely-than-not realizable, we establish a valuation allowance.
On February 1, 2007, we implemented the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether, based solely on their technical merits, they are more-likely-than-not sustainable upon examination and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position as the largest amount that we believe is more-likely-than-not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our consolidated financial statements, determined by applying the prescribed methodologies of FIN 48, represent our unrecognized income tax benefits, which we either record as a liability or as a reduction of the deferred tax asset for net operating loss carryforwards (“NOLs”). This interpretation also provides guidance on de-recognition, financial statement classification, interest and penalties, accounting in interim periods, disclosure, and transition. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

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
In those limited instances where a foreign subsidiary has a functional currency other than the dollar, revenue and expenses are translated into dollars using average exchange rates for the reporting period, while assets and liabilities are translated into dollars using period-end rates. The effects of foreign currency translation adjustments are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.
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
SFAS No. 123(R) replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and superseded Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related interpretations. Prior to the adoption of SFAS No. 123(R), we previously recognized expense using an intrinsic method for option awards granted at exercise prices less than the fair market value of the underlying common stock as of the measurement date.
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
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations (“SFAS No. 141”), but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed, and any non-controlling interests in the acquired business. SFAS No. 141(R) is effective for all business combinations with an acquisition date occurring in years beginning after December 15, 2008, which means that it is effective for our year beginning February 1, 2009. The impact that SFAS No. 141(R) will have on us will depend on the nature and size of any acquisitions completed after we adopt this standard.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for business arrangements entered into in years beginning on or after December 15, 2008, which means that it is effective for our year beginning February 1, 2009. Early adoption is prohibited. We are in the process of evaluating this standard, but do not expect that the adoption of SFAS No. 160 will have a significant impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for years and interim periods beginning after November 15, 2008, with early application encouraged, which means that it is effective for our year beginning February 1, 2009. The adoption of SFAS No. 161 is not expected to have a significant impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted earnings per share. FSP EITF 03-6-1 is effective for years beginning after December 15, 2008 and early adoption is prohibited, which means that it is effective for our year beginning February 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a significant impact on our consolidated financial statements.
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
FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for interim and annual periods ending after June 15, 2009. We are assessing the potential impact that the adoption of FSP FAS 157-4 and FSP FAS 115-2 may have on our consolidated financial statements. FSP FAS 107-1 may result in increased disclosures in our future interim periods.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, the FASB issued FASB Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Disclosure Requirements. The amendments remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This statement, as amended, is effective for interim and annual periods ending after June 15, 2009. We do not expect that the adoption of SFAS No. 165, as amended, will have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends FIN 46 (Revised 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and significantly enhances disclosures. SFAS No. 167 may be applied retrospectively to previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are in the process of evaluating this standard and therefore have not yet determined the impact that the adoption of SFAS No. 167 will have on our consolidated financial statements.
In September 2009, the FASB ratified the consensuses reached by the EITF regarding the following issues involving revenue recognition:
•	Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF No. 08-1”); and

•	Issue No. 09-3, Certain Revenue Arrangements That Include Software Elements (“EITF No. 09-3”).
EITF No. 08-1 applies to multiple-deliverable revenue arrangements that are currently within the scope of EITF No. 00-21. EITF No. 08-1 also provides principles and application guidance on whether a revenue arrangement contains multiple deliverables, how the arrangement should be separated, and how the arrangement consideration should be allocated. EITF No. 08-1 requires an entity to allocate revenue in a multiple-deliverable arrangement using estimated selling prices of the deliverables if a vendor does not have VSOE or third-party evidence of selling price. It eliminates the use of the residual method and, instead, requires an entity to allocate revenue using the relative selling price method. It also expands disclosure requirements with respect to multiple-deliverable revenue arrangements.
EITF No. 09-3 applies to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of the software revenue guidance in SOP No. 97-2. EITF No. 09-3 removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance.
The accounting guidance in EITF No. 08-1 and EITF No. 09-3 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. It will be effective for us in our fiscal year beginning February 1, 2011, although early adoption is permitted. Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. We are assessing the impact that the application of EITF No. 08-1 and EITF No. 09-3 may have on our consolidated financial statements.

During the third quarter of the year ended January 31, 2010, we adopted the new Accounting Standards Codification (“ASC”) as issued by the FASB. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC had no impact on our consolidated financial statements.
2. Net Loss Per Share
The following table summarizes the calculation of basic and diluted net loss per share for the years ended January 31, 2009, 2008, and 2007:

	For the Years Ended January 31,
(in thousands, except per-share amounts)	2009	2008	2007
Net loss	$(80,388)	$(198,609)	$(40,519)
Dividends on preferred stock	(13,064)	(8,681)	—

Net loss applicable to common shares - basic and diluted	$(93,452)	$(207,290)	$(40,519)

Weighted-average shares outstanding
Basic and diluted	32,394	32,222	32,156

Net loss per share
Basic and diluted	$(2.88)	$(6.43)	$(1.26)

Due to net losses applicable to common shareholders reported for all periods presented, the assumed exercise of stock options and assumed settlement of unvested restricted stock awards and restricted stock units had an antidilutive effect and was therefore excluded from the computation of diluted net loss per share. Such options, awards and units excluded from the computation of diluted net loss per share totaled 7.1 million, 7.0 million and 3.6 million for the years ended January 31, 2009, 2008 and 2007, respectively. Also excluded from the calculation of diluted net loss per share were 9.6 million and 9.2 common shares at January 31, 2009 and January 31, 2008, respectively, issuable from the assumed conversion of our convertible preferred stock.
3. Investments
As of January 31, 2009, all of our excess funds are in cash and cash equivalents or restricted cash. We have historically invested in a variety of securities, including U.S. Government, corporation, agency bonds, and ARS, which typically provide higher yields than money market and other cash equivalent investments. Effective in the year ended January 31, 2009, we no longer invest in ARS as a matter of policy.

As of January 31, 2008, our investments consisted of ARS with a total cost basis (par value) of $7.0 million and estimated fair value of $2.3 million, included within other assets.
At January 31, 2008, the collateral underlying our ARS portfolio consisted of AAA-rated pools of residential mortgages and corporate debt obligations. These collateralized debt instruments had long-term underlying maturities, but were historically considered highly liquid because of the occurrence of regular auctions every 90 days or less that reset the applicable interest and allowed for purchases and sales. Beginning in the quarter ended October 31, 2007, these ARS failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auctions. Due to continued failures of these auctions, during the year ended January 31, 2008, we concluded our ARS were no longer liquid, and in the event we needed to access these funds, we would not have been able to do so without realizing a loss of principal. However, we continued to earn interest on our ARS at the maximum contractual rate.
Prior to the first failed auction, we valued our ARS using quoted market prices because the securities were highly liquid and there were active markets which generally resulted in valuations at par. Once the auctions began to fail, we could not value these securities using prices established by market transactions and we valued these securities in part using estimated values provided by the firms which underwrote the securities. Accordingly, we concluded that as of January 31, 2008, our portfolio of three ARS with a cost basis (par value) of $7.0 million had an estimated fair value of $2.3 million. We therefore concluded that these securities had an other-than-temporary impairment in market value and recorded a $4.7 million pre-tax charge during the year ended January 31, 2008 in other income (expense), net in our consolidated statement of operations.
Additionally, because we could not reliably estimate when a successful auction for the ARS that we held at January 31, 2008 would occur, we reclassified these securities as long-term assets on our consolidated balance sheets.
During the year ended January 31, 2009, we sold our ARS to the broker from whom we purchased the securities at par value plus accrued interest. We are aware that at the time, the broker had entered into a settlement agreement with the Attorney General of the State of New York and the North American Securities Administrators Association Task Force. Consequently, we recorded a gain of $4.7 million in other income (expense), net in our consolidated statement of operations when the securities were sold to the broker.
Proceeds from sales or maturities of available-for-sale investments were $7.0 million, $328.5 million, and $1,388.7 million during the years ended January 31, 2009, 2008, and 2007, respectively.

4. Business Combinations
We did not enter into any business combinations during the year ended January 31, 2009.
Business Combinations for the Year Ended January 31, 2008
Witness Systems, Inc.
We acquired Witness Systems, Inc. (“Witness”), formerly a publicly held company based in Roswell, Georgia, on May 25, 2007. We acquired Witness, among other objectives, to expand our business in the enterprise workforce optimization market. We have included the financial results of Witness in our consolidated financial statements since May 25, 2007.

The following table sets forth the components and the allocation of the purchase price of Witness:

		Estimated
(in thousands)	Amount	Useful Lives
Components of Purchase Price:
Acquisition of approximately 35.2 million shares of outstanding common stock of Witness at $27.50 per share in cash, net of interest earned	$966,518
Settlement of vested and accelerated Witness stock options in cash	93,225
Fair value of unvested Witness stock options exchanged	4,717
Subsequent payments on assumed contingent consideration arrangements	5,802
Direct transaction costs	14,833

Total purchase price	$1,085,095

Allocation of Purchase Price:
Net tangible assets:
Cash	$139,777
Other current assets	71,045
Deferred income taxes — current	1,823
Other assets	15,028
Current liabilities	(65,130)
Deferred income taxes — long-term	(12,042)
Other liabilities	(7,590)

Net tangible assets	142,911

Identifiable intangible assets:
Developed technology	43,000	6 years
Trademark and trade name	10,000	2-4 years
Customer relationships	206,000	10 years
Non-competition agreements	1,300	1 year

Total identifiable intangible assets (1)	260,300

In-process research and development	6,440
Goodwill	675,444

Total purchase price	$1,085,095

(1)	The weighted-average amortization period of all finite-lived identifiable intangible assets is 9.0 years.
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
Unvested Witness stock options were exchanged for options to purchase our common stock using a conversion formula that maintained the option holder’s intrinsic value. The fair value of the unvested options exchanged, $4.7 million of which was attributable to past service and included within the purchase price, was determined using a Black-Scholes valuation model with the following assumptions: expected lives ranging from 1.4 years to 3.9 years, a risk-free interest rate of approximately 4.9%, expected volatility of 40.5%, and no dividend yield.
We assumed several contingent consideration arrangements related to businesses previously acquired by Witness. One such arrangement provided for potential additional consideration of up to $18.5 million, to be earned quarterly through July 31, 2009, based upon the previously acquired business achieving certain performance metrics. During the years ended January 31, 2009 and 2008, $1.1 million and $2.7 million of this contingent consideration was earned, respectively, and was recorded as additional goodwill. We also paid $2.0 million of additional consideration during the year ended January 31, 2008 related to a separate business previously acquired by Witness, and recorded the payment as additional goodwill. No further contingent consideration was earned through the completion of the contingent consideration periods of these arrangements.
Direct transaction costs include investment banking, legal, and accounting fees, and other external costs directly related to the acquisition.
In-Process Research and Development
We expensed the fair value of Witness’ in-process research and development (“IPR&D”) upon acquisition, as it represents incomplete research and development projects that had not yet reached technological feasibility and had no known alternative future use as of the date of the acquisition. IPR&D is presented as a separate line item on our consolidated statement of operations. Technological feasibility is generally established when an enterprise completes all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements. The value assigned to IPR&D of $6.4 million was determined by considering the importance of each project to our overall future development plans, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from each project when completed, and discounting the net cash flows to their present values.

The revenue estimates used to value the IPR&D were based on estimates of the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions. The rates used to discount the cash flows to their present values were based on the weighted-average cost of capital. The weighted-average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technical feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates, and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 17% was deemed appropriate for valuing the IPR&D.
Goodwill and Identifiable Intangible Assets
Among the factors that contributed to the recognition of goodwill in this transaction were the significant expansion of our market share in the enterprise workforce optimization market, a broader available suite of products and services, the addition of a talented assembled workforce, and opportunities for future efficiencies and cost savings. This goodwill has been assigned to our Workforce Optimization segment, and is not deductible for income tax purposes.
Deferred Revenue
Included within the net tangible assets of Witness at May 25, 2007 is the fair value of support obligations assumed from Witness in connection with the acquisition. We based our determination of the fair value of the support obligations, in part, on a valuation completed by a third-party valuation firm using estimates and assumptions provided by management. The estimated fair value of the support obligations was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a reasonable profit margin. The sum of the costs and operating profit is used to approximate the amount that we would pay a third party to assume the support obligations. The estimated costs to fulfill the support obligations were based on the historical direct costs related to providing the support services. We did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because Witness had concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs have not been included in the fair value determination, as these costs do not represent a legal obligation at the time of acquisition. As a result, in our purchase price allocation, we recorded an adjustment to reduce the historical carrying value of Witness’ May 25, 2007 deferred support revenue by $38.9 million, to reflect our estimate of the fair value of the support obligations assumed.

ViewLinks Euclipse, Ltd.
We acquired Israel-based ViewLinks Euclipse Ltd. (“ViewLinks”), a privately held provider of data mining and link analysis software solutions, on February 1, 2007. We have included the financial results of ViewLinks in our consolidated financial statements since February 1, 2007. Through January 31, 2009, the total purchase price for ViewLinks was $7.6 million, which consisted of $5.7 million in cash paid to acquire ViewLinks’ remaining outstanding common stock, $1.8 million of contingent consideration earned by and substantially paid to the former ViewLinks shareholders through January 31, 2009, and $0.1 million of direct transaction costs. Our purchase price allocation for ViewLinks, based on estimated fair values, consisted of $4.9 million of goodwill, $1.8 million of identifiable intangible assets, $0.7 of net tangible assets, and $0.2 million of IPR&D. The intangible assets acquired in this transaction are being amortized over estimated useful lives of one to five years. The goodwill recorded in this acquisition has been assigned to our Communications Intelligence segment, and is not deductible for income tax purposes.
Business Combinations for the Year Ended January 31, 2007
Mercom Systems Inc.
We acquired the stock of Mercom Systems, Inc. (“Mercom”), a privately held company based in Lyndhurst, New Jersey, on July 14, 2006. We acquired Mercom to, among other things, expand our offering of interaction recording and performance evaluation solutions for small to midsized enterprises with contact centers and public safety centers. We have included the financial results of Mercom in our consolidated financial statements since July 14, 2006.

The following table sets forth the components and the allocation of the purchase price of Mercom:

		Estimated
(in thousands)	Amount	Useful Lives
Components of Purchase Price:
Cash	$35,000
Payments under contingent consideration arrangement	3,657
Direct transaction costs	651

Total purchase price	$39,308

Allocation of Purchase Price:
Net tangible assets:
Cash	$536
Other current assets	5,018
Deferred income taxes — current	186
Other assets	299
Current liabilities	(6,241)
Deferred income taxes — long-term	(1,406)
Other liabilities	(1,243)

Net tangible assets	(2,851)

Identifiable intangible assets:
Developed technology	3,745	7 years
Distribution network	2,440	10 years
Trademark and trade name	375	1 year
Backlog	450	1 month
Non-competition agreements	1,035	5 years

Total identifiable intangible assets (1)	8,045

Goodwill	34,114

Total purchase price	$39,308

(1)	The weighted-average amortization period of all finite-lived identifiable intangible assets is 7.0 years.
Purchase Price
The initial purchase price of Mercom included $35.0 million of cash and $0.7 million of direct transaction costs.
The terms of the agreement also provided the former Mercom stockholders an opportunity to earn up to $17.5 million of additional cash consideration, based upon achieving certain performance goals, over the two-year period following the acquisition date. $3.7 million of additional consideration was earned and paid pursuant to this arrangement through January 31, 2008 and was recorded as additional goodwill. No further contingent consideration was earned through the completion of the contingent consideration period.

Goodwill and Identifiable Intangible Assets
Among the factors that contributed to the recognition of goodwill in this transaction were securing an expanded presence in the small to midsized contact center market, acquiring a talented assembled workforce, and opportunities for future synergies and cost savings. This goodwill has been assigned to our Workforce Optimization segment, and is not deductible for income tax purposes.
During the year ended January 31, 2009, we reduced the goodwill associated with the acquisition of Mercom by $0.3 million to reflect the recognition of a previously reserved income tax net operating loss carryforward.
CM Insight Limited
We acquired CM Insight Limited (“CM Insight”), a privately held performance management solution provider, based in the United Kingdom, on February 6, 2006. We have included the financial results of CM Insight in our consolidated financial statements since February 6, 2006. The total purchase price for CM Insight was $10.5 million, which consisted of $6.3 million in cash paid to acquire the outstanding common stock of CM Insight, $3.9 million of contingent consideration earned for the period ended January 31, 2008, and $0.3 million for direct transaction costs. The contingent consideration earned and paid during this period was recorded as additional goodwill. No further contingent consideration was earned by the former CM Insight shareholders through the completion of the contingent consideration period. Our purchase price allocation for CM Insight, based on estimated fair values, consisted of $9.7 million of goodwill, $0.5 million of identifiable intangible assets, and $0.3 of net tangible assets. The intangible assets acquired in this transaction are being amortized over estimated useful lives of one to three years. The goodwill recorded in this transaction has been assigned to our Workforce Optimization segment, and is not deductible for income tax purposes.
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

No pro forma financial information is presented for the year ended January 31, 2009, as we did not enter into any business combinations during that period.
Pro forma financial information for the years ended January 31, 2008 and 2007 is as follows:

	For the Years Ended January 31,
(in thousands, except per-share data)	2008	2007
Revenue	$601,833	$599,409

Net income (loss)	$(230,288)	$(117,891)

Net income (loss) applicable to common shares	$(243,310)	$(130,913)

Basic and diluted loss per share	$(7.55)	$(4.07)

5. Intangible Assets and Goodwill
Acquisition-related intangible assets consist of the following as of January 31, 2009 and 2008:

	As of January 31, 2009
		Accumulated
(in thousands)	Cost	Amortization	Net
Customer relationships	$194,076	$(34,420)	$159,656
Acquired technology	53,781	(20,134)	33,647
Trade names	9,350	(5,926)	3,424
Non-competition agreements	3,416	(1,760)	1,656
Distribution network	2,440	(620)	1,820

Total	$263,063	$(62,860)	$200,203

	As of January 31, 2008
		Accumulated
(in thousands)	Cost	Amortization	Net
Customer relationships	$208,399	$(15,891)	$192,508
Acquired technology	56,798	(11,786)	45,012
Trade names	10,283	(2,848)	7,435
Non-competition agreements	4,742	(2,219)	2,523
Distribution network	2,440	(376)	2,064

Total	$282,662	$(33,120)	$249,542

The following table presents net acquisition-related intangible assets by segment as of January 31, 2009 and 2008.

	As of January 31,
(in thousands)	2009	2008
Workforce Optimization	$196,483	$243,628
Video Intelligence	1,427	1,847
Communications Intelligence	2,293	4,067

Total	$200,203	$249,542

All acquired, finite-lived intangible assets are amortized on a straight-line basis, which approximates the pattern in which the estimated economic benefits of the assets are realized, over their estimated useful lives.
Total amortization expense recorded for acquisition-related intangible assets was $34.3 million, $27.2 million, and $6.9 million for the years ended January 31, 2009, 2008, and 2007, respectively. The remainder of the decline in net acquisition-related intangible assets during the year ended January 31, 2009 reflects the impact of lower foreign exchange rates on intangible assets not denominated in U.S. dollars.
Estimated future finite-lived acquisition-related intangible asset amortization expense is as follows:

(in thousands)
For the Years Ended January 31,	Amount
2010	$29,761
2011	28,760
2012	27,851
2013	27,078
2014	22,218
2015 and thereafter	64,535

Total	$200,203

In conjunction with the goodwill impairment reviews described below, we conducted reviews for impairment of our other long-lived assets, including finite-lived intangible assets, in accordance with SFAS No. 144, as any impairment of these assets must be considered prior to the conclusion of the impairment review under SFAS No. 142. As a result of these reviews, we recorded impairments of finite-lived intangible assets of $2.7 million in the fourth quarter of the year ended January 31, 2008, and $4.5 million in the fourth quarter of the year ended January 31, 2007, related to our Video Intelligence business in the Asia Pacific region. No impairments of intangible assets were recorded during the year ended January 31, 2009.

The impairment charge of $2.7 million in the year ended January 31, 2008 was due to a change in business strategy, which resulted in a decline in our distribution business in the region. For this impairment, $0.4 million is related to acquired technology and is reported within cost of revenue, and $2.3 million is related to customer-related intangible assets and is reported within operating expenses. The impairment charge of $4.5 million in the year ended January 31, 2007 resulted from our decision to replace certain acquired technology with new technology sooner than originally planned. We also fully impaired the value of an acquired distribution network due to reduced business with certain distributors, driven by changes in our business strategy in the region. For this impairment, $3.7 million is related to acquired technology and reported within cost of revenue and $0.8 million is related to customer-related intangible assets and is reported within operating expenses.
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and identifiable intangible assets acquired. Goodwill activity for the years ended January 31, 2009 and 2008, in total and by reportable segment, is as follows:

		Reportable Segment
		Workforce	Video	Communications
(in thousands)	Total	Optimization	Intelligence	Intelligence
Balance at January 31, 2007	$122,727	$49,782	$47,891	$25,054
Acquisition of Witness	674,378	674,378	—	—
Acquisition of ViewLinks	4,692	—	—	4,692
Additional consideration — previous acquisitions (1)	1,730	—	1,730	—
Income tax-related adjustments	(971)	(186)	(785)
Goodwill impairment	(20,639)	(14,019)	(6,620)	—
Foreign currency translation and other	3,097	969	2,128	—

Balance at January 31, 2008	785,014	710,924	44,344	29,746
Additional consideration — previous acquisitions (1)	1,303	1,066	—	237
Income tax-related adjustments	(398)	(398)	—	—
Goodwill impairment	(25,961)	(13,649)	(12,312)	—
Foreign currency translation and other	(49,974)	(47,594)	(2,380)	—

Balance at January 31, 2009	$709,984	$650,349	$29,652	$29,983

(1)	Contingent consideration for acquisitions completed in prior years.
In accordance with SFAS No. 142, we assigned goodwill to multiple reporting units at one level below our segments, primarily based on types of products sold or services provided and in certain cases by products sold in a particular industry or vertical market.
In accordance with SFAS No. 142, we test our goodwill for impairment annually as of November 1, or more frequently, if events or circumstances indicate the potential for an impairment. We performed goodwill impairment tests for each of our reporting units as of November 1, 2008, 2007 and 2006.

The results of step one of our testing as of November 1, 2008 indicated that the net carrying value of two of our reporting units exceeded their fair values. We performed the required step two analysis and recorded impairment charges of $13.7 million in our Workforce Optimization segment and $12.3 million in our Video Intelligence segment in the fourth quarter of the year ended January 31, 2009, which represented the excess of the carrying value of the impaired reporting units’ goodwill over their implied fair values. These charges are recorded in impairments of goodwill and other acquired intangible assets on the accompanying consolidated statements of operations. The impairment in our Workforce Optimization segment related to our performance management consulting business in the United States, and was due primarily to overall lower than anticipated demand for our consulting services, which resulted in a decline in projected future revenue and cash flow. We fully impaired the remaining goodwill balance of $12.3 million in one reporting unit of our Video Intelligence segment in the Asia Pacific region, due to our decision in the fourth quarter to discontinue the development of a product line as a result of continued decline in our distribution business in that region.
The results of step one of our testing as of November 1, 2007 indicated that the net carrying value of four of our reporting units exceeded their fair values. We performed the required step two analysis and recorded impairment charges of $14.0 million in our Workforce Optimization segment and $6.6 million in our Video Intelligence segment in the fourth quarter of the year ended January 31, 2008, which represented the excess of the carrying value of the impaired reporting units’ goodwill over their implied fair values. These charges are recorded in impairments of goodwill and other intangible assets on the accompanying consolidated statements of operations. The impairment in our Workforce Optimization segment related to our performance management consulting businesses in the United States and Europe, and was due primarily to overall lower than anticipated demand for our consulting services, which resulted in a decline in projected future revenue and cash flow. The impairment in our Video Intelligence segment related to our distribution business in the Asia Pacific region, where revenue declined due to a change in business strategy.
The results of step one of our testing as of November 1, 2006 indicated that the net carrying value of two of our reporting units exceeded their fair values. These same two reporting units were determined to be further impaired as of November 1, 2007, as they are both among the four reporting units for which impairment was identified at that date, as noted above. We performed the required step two analysis and recorded impairment charges of $3.1 million in our Workforce Optimization segment and $17.1 million in our Video Intelligence segment in the fourth quarter of the year ended January 31, 2007, which represented the excess of the carrying value of the impaired reporting units’ goodwill over their implied fair values. These charges are recorded in impairments of goodwill and other acquired intangible assets on the accompanying consolidated statements of operations. The impairment in our Workforce Optimization segment related to our performance management consulting business in the United States and was due primarily to overall lower than anticipated demand for our consulting services, which resulted in a decline in projected future revenue and cash flow. The impairment in our Video Intelligence segment related to our distribution business in the Asia Pacific region, where revenue declined due to a change in business strategy.

6. Long-term Debt
The following is a summary of our outstanding financing arrangements as of January 31, 2009 and 2008:

	As of January 31,
(in thousands)	2009	2008
Term loan facility	$610,000	$610,000
Revolving credit facility	15,000	—

	625,000	610,000

Less: current portion	4,088	—

Long-term debt	$620,912	$610,000

On May 25, 2007, to partially finance the acquisition of Witness, we entered into a $675.0 million secured credit facility comprised of a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving credit facility.
Borrowings under the credit facility bear interest at a rate of, at our election, (a) the higher of (i) the prime rate and (ii) the federal funds rate plus 0.50% plus, in either case, a margin of 1.75% or (b) the applicable London Interbank Offered Rate (“LIBOR”) plus a margin of 2.75%. Such margins were subject to increase by 0.25% if we failed to receive corporate credit ratings from both of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) or failed to deliver certain financial statements to the credit facility administrative agent by February 25, 2008, and an additional 0.25% if we failed to do so by August 25, 2008. Because we did not timely do so, the above-referenced applicable margins increased by 0.25% on February 25, 2008 and another 0.25% on August 25, 2008 to 2.25% and 3.25%, respectively. If we both obtain the above-referenced corporate ratings and deliver to the credit facility administrative agent the requisite financial statements, the applicable margins will subsequently range from 1.00% to 1.75% and 2.00% to 2.75%, respectively, depending on our corporate ratings from Moody’s and S&P.
Optional prepayments of the loans are permitted without premium or penalty (other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBOR). The loans are also subject to mandatory prepayment requirements based upon certain asset sales, excess cash flow, and certain other events.
The term loan originally amortized in 27 consecutive quarterly installments of $1.6 million each, beginning August 1, 2007, followed by a final amortization payment of the remaining outstanding principal amount when the loan matures. However, on July 31, 2007, we made an optional prepayment of $40.0 million, $13.0 million of which was applied towards the eight immediately following principal payments and $27.0 million of which was applied pro rata to the remaining principal payments. As of January 31, 2009, $4.1 million of the term loan is classified as a current liability, reflecting a $4.1 million mandatory “excess cash flow” prepayment made in May 2009. As of January 31, 2009, the interest rate on the term loan was 3.59%.

Our $25.0 million revolving line of credit facility was reduced to $15.0 million during the quarter ended October 31, 2008 as a result of the bankruptcy of Lehman Brothers. During the quarter ended January 31, 2009, we borrowed the full $15.0 million available under the revolving credit facility. Repayment of these borrowings is required upon expiration of the facility in May 2013. As of January 31, 2009, the interest rate on the revolving line of credit borrowings was 3.64%.
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
On May 25, 2007, concurrently with entry into our credit facility, we entered into a receive-variable/pay-fixed interest rate swap agreement with a multinational financial institution on a notional amount of $450.0 million to mitigate a portion of the risk associated with variable interest rates on the term loan. This interest rate swap agreement terminates in May 2011. See Note 13, “Fair Value Measurements” for further details regarding the interest rate swap agreement.
During the years ended January 31, 2009 and 2008, we incurred $35.2 million and $34.4 million of interest expense, respectively, on borrowings under our credit facilities which commenced during the year ended January 31, 2008. We also recorded $1.7 million during the year ended January 31, 2009 and $1.9 million during the year ended January 31, 2008 of amortization of our deferred debt issuance costs, which is reported within interest expense. Included in the deferred debt issuance cost amortization for the year ended January 31, 2008 was a $0.8 million write-off associated with the $40.0 million principal prepayment, in July 2007.
Future scheduled annual principal payments on indebtedness as of January 31, 2009 are as follows:

(in thousands)
For the Years Ended January 31,	Amount
2010	$4,088
2011	5,249
2012	6,225
2013	6,224
2014	21,224
2015	581,990

Total	$625,000

The credit facility agreement contains customary affirmative and negative covenants for credit facilities of its type, including limitations on us and our subsidiaries with respect to indebtedness, liens, dividends and distributions, acquisitions and dispositions of assets, investments and loans, transactions with affiliates, and nature of business. It also prohibits us from exceeding a specified consolidated leverage ratio, tested over rolling four-quarter periods.
The agreement also includes a requirement that we submit audited consolidated financial statements to the lenders within 90 days of the end of each fiscal year, beginning with the financial statements for the year ended January 31, 2010. We are therefore obligated to deliver our audited consolidated financial statements for the year ended January 31, 2010 by May 1, 2010 or be in default of the agreement. The agreement provides us a thirty day period to cure such default or an event of default occurs.
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
7. Balance Sheet Information
Inventories consist of the following as of January 31, 2009 and 2008:

	As of January 31,
(in thousands)	2009	2008
Raw materials	$6,389	$6,225
Work-in-process	5,070	3,308
Finished goods	8,996	9,992

Total inventories	$20,455	$19,525

Property and equipment, net consist of the following as of January 31, 2009 and 2008:

	As of January 31,
(in thousands)	2009	2008
Land	$3,595	$4,161
Buildings	2,250	2,250
Leasehold improvements	9,289	9,967
Software	18,298	14,735
Equipment, furniture, and other	41,935	43,518

	75,367	74,631
Less: accumulated depreciation and amortization	(44,823)	(38,316)

Total property and equipment, net	$30,544	$36,315

Depreciation expense on property and equipment was $15.0 million, $14.4 million, and $9.0 million for the years ended January 31, 2009, 2008, and 2007, respectively.
Other assets consist of the following as of January 31, 2009 and 2008:

	As of January 31,
(in thousands)	2009	2008
Deferred debt issuance costs, net	$10,207	$11,749
Derivative financial instruments, at fair value	—	8,121
Other	8,609	20,482

Total other assets	$18,816	$40,352

Accrued expenses and other liabilities consist of the following as of January 31, 2009 and 2008:

	As of January 31,
(in thousands)	2009	2008
Compensation and benefits	$34,821	$48,335
Billings in excess of costs and estimated earnings on uncompleted contracts	42,250	29,284
Professional fees and consulting	7,157	15,185
Derivative financial instruments, at fair value	16,851	8,832
Taxes other than income	5,417	6,799
Interest on indebtedness	2,398	3,754
Distributor and agent commissions	5,446	2,249
Other	29,727	29,503

Total accrued expenses and other liabilities	$144,067	$143,941

Other liabilities consist of the following as of January 31, 2009 and 2008:

	As of January 31,
(in thousands)	2009	2008
Unrecognized tax benefits	$17,602	$28,219
Derivative financial instruments, at fair value	18,263	21,040
Obligation for severance compensation	3,305	4,414
Other	14,483	14,918

Total other liabilities	$53,653	$68,591

8. Convertible Preferred Stock
On May 25, 2007, in connection with our acquisition of Witness, we entered into a Securities Purchase Agreement with Comverse, (the “Securities Purchase Agreement”) whereby Comverse purchased, for cash, an aggregate of 293,000 shares of our Series A Convertible Preferred Stock (“preferred stock”), for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition. We incurred $0.2 million of direct issuance costs associated with the issuance of the preferred stock, which were charged against the carrying value of the preferred stock.
The preferred stock was issued at a purchase price of $1,000 per share and ranks senior to our common stock. The preferred stock has an initial liquidation preference equal to its $1,000 per- share purchase price. In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of our company, the holders of the preferred stock will be entitled to receive, out of assets available for distribution to our stockholders and before any distribution of assets to our common stockholders, an amount equal to the then-current liquidation preference, which includes accrued and unpaid dividends.
The terms of the preferred stock provide that upon a fundamental change, as defined, the holders of the preferred stock would have the right to require us to repurchase the preferred stock for 100% of the liquidation preference then in effect. Therefore, the preferred stock has been classified as mezzanine equity on our consolidated balance sheets as of January 31, 2009 and January 31, 2008, separate from permanent equity, because the occurrence of these fundamental changes, and thus potential redemption of the preferred stock, however remote in likelihood, is not solely under our control. Fundamental change events include the sale of substantially all of our assets, and certain changes in beneficial ownership, board of directors’ representation, and business reorganizations. In the event of a fundamental change, the conversion rate (as described in the section entitled Voting and Conversion, below) will be increased to provide for additional shares of common stock issuable to the holders of preferred stock, based on a sliding scale (depending on the acquisition price, as defined) ranging from none to 3.7 additional shares of common stock for every share of preferred stock converted into shares of common stock.

We have concluded that, as of January 31, 2009, there is no indication that the occurrence of a fundamental change and the associated redemption of the preferred stock were probable. We therefore have not adjusted the carrying amount of the preferred stock to its redemption amount, which is its liquidation preference, at January 31, 2009. Through January 31, 2009, cumulative, undeclared dividends on the preferred stock were $20.6 million and as a result, the liquidation preference of the preferred stock was $313.6 million at that date.
We determined that the variable dividend feature of the preferred stock, details of which are further described below, was not clearly and closely related to the characteristics of the preferred stock host contract and, therefore, is an embedded derivative financial instrument, subject to bifurcation from the preferred stock. This feature was determined to be an asset, and was assigned an initial fair value of $0.9 million at the May 25, 2007 issue date of the preferred stock. Therefore, the preferred stock was assigned an initial fair value of $293.9 million, and the $0.9 million bifurcated derivative financial instrument was reflected within other assets. The $293.7 million carrying value of the preferred stock at January 31, 2008 also reflects the previously discussed $0.2 million of direct issuance costs. Subsequent changes in the fair value of the derivative financial instrument during the year ended January 31, 2008 are reflected within other income (expense), net. As of January 31, 2008, the fair value of the embedded derivative instrument had increased to $8.1 million, driven by declining market interest rates which increased the likelihood that the dividend rate might be reduced. This $7.2 million increase in fair value was reflected within other income (expense), net.
The fair value of the embedded derivative financial instrument was based on the potential future savings implicit in paying dividends at a reduced rate of 3.875% instead of the original stated preferred dividend rate of 4.25%. On February 1, 2008, as described below, the preferred stock dividend rate was reset to 3.875% per annum and upon occurrence of this dividend rate reset, the embedded derivative has been settled in the form of reduced future dividend obligations. Accordingly, we reclassified the $8.1 million fair value of the derivative asset at that date against the carrying value of the preferred stock as of February 1, 2008, reducing the carrying value of the preferred stock to $285.5 million.
The holders of the preferred stock have various rights and preferences, as follows:
Dividends
Cash dividends on the preferred stock are cumulative and are calculated quarterly at a specified dividend rate on the liquidation preference in effect at such time. Dividends are paid only if declared by our board of directors. Initially, the specified annual dividend rate was 4.25% per share. However, beginning in the first quarter after the initial interest rate on our variable term loan was reduced by 50 basis points or more, the dividend rate was reset to 3.875% per annum and then fixed at that level. This variable dividend feature was accounted for as an embedded derivative financial instrument, as described above.
During the quarter ended January 31, 2008, the interest rate on our term loan was reduced by more than 50 basis points below the initial interest rate. Accordingly, the dividend rate on the preferred stock was reset to 3.875%, effective February 1, 2008. This rate is now only subject to future change in the event we are unable to obtain approval of the issuance of common shares underlying the preferred stock’s conversion feature.

We are prohibited from paying cash dividends on the preferred stock under the terms of a covenant in our credit agreement. We may elect to make dividend payments in shares of our common stock. The common stock used for dividends, when and if declared, would be valued at 95% of the volume weighted-average price of our common stock for each of the five consecutive trading days ending on the second trading day immediately prior to the record date for the dividend.
Through January 31, 2009, no dividends had been declared or paid on the preferred stock.
Voting and Conversion
The preferred stock does not have voting or conversion rights until the underlying shares of common stock are approved for issuance by a vote of holders of a majority of our common stock. Following receipt of stockholder approval for the issuance of the underlying common shares, each share of preferred stock will be entitled to a number of votes equal to the number of shares of common stock into which the preferred stock would be convertible at the conversion rate (as defined below) in effect on the date the preferred stock was issued to Comverse. In addition, following receipt of stockholder approval for the issuance of the underlying common shares, each share of preferred stock will be convertible at the option of the holder into a number of shares of our common stock equal to the liquidation preference then in effect, divided by the conversion price then in effect, which was initially set at $32.66. The conversion price is subject to periodic adjustment upon the occurrence of certain dilutive events. If it were convertible at January 31, 2009, the preferred stock could be converted into approximately 9.6 million shares of our common stock.
At any time on or after May 25, 2009, we have the right, provided approval of the issuance of the underlying shares of common stock has been obtained, to cause the preferred stock, in whole but not in part, to be automatically converted into common stock at the conversion price then in effect. However, we may exercise this right only if the closing sale price of our common stock immediately prior to conversion equals or exceeds the conversion price then in effect by: (a) 150%, if the conversion is on or after May 25, 2009 but prior to May 25, 2010, (b) 140%, if the conversion is on or after May 25, 2010 but prior to May 25, 2011, or (c) 135%, if the conversion is on or after May 25, 2011.
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
Comverse’s rights under the New Registration Rights Agreement are in addition to its rights under a previous registration rights agreement we entered into with Comverse shortly before our initial public offering (“IPO”) in 2002. This registration rights agreement (“Original Registration Rights Agreement”) covers all shares of common stock then held by Comverse and any additional shares of common stock acquired by Comverse at a later date. Under the Original Registration Rights Agreement, Comverse is entitled to unlimited demand registrations of its shares on Form S-3. If we are not eligible to use Form S-3, Comverse is also entitled to one demand registration on Form S-1.
Like the New Registration Rights Agreement, the Original Registration Rights Agreement also provides Comverse with unlimited piggyback registration rights. Comverse may transfer its rights under this agreement to an affiliate or other subsequent transferee, subject to the transferee agreeing to be bound by all of its terms and conditions.
9. Stockholders’ Equity (Deficit)
Dividends on Common Stock
We did not declare or pay any dividends on our common stock during the years ended January 31, 2009, 2008, and 2007. Commencing with our issuance of preferred stock, and our entry into term loan and revolving credit facilities in May 2007, we are subject to certain restrictions on declaring and paying dividends on our common stock.
Treasury Stock
Repurchased shares of common stock are recorded as treasury stock, at cost. At January 31, 2009, we held 88,000 shares of treasury stock with a cost of $2.4 million, and at January 31, 2008, we held 74,000 shares of treasury stock with a cost of $2.1 million.
Shares of restricted stock awards that are forfeited when recipients separate their employment prior to the lapsing of the award’s restrictions are recorded as treasury stock.

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
Accumulated Other Comprehensive Loss
In addition to net income (loss), accumulated other comprehensive income (loss) includes items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, investments and derivative financial instruments designated as hedges. Accumulated other comprehensive income (loss) is presented as a separate line item in the stockholders’ equity (deficit) section of our consolidated balance sheets, the components of which are detailed in our consolidated statements of stockholders’ equity (deficit). Accumulated other comprehensive income (loss) items have no impact on our net income (loss) as presented in our consolidated statements of operations.
The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive loss. Income tax effects on unrealized gains and losses on available-for-sale marketable securities and derivative financial instruments were insignificant.

	For the Years Ended January 31,
(in thousands)	2009	2008
Foreign currency translation losses, net	$(58,476)	$(610)
Unrealized gains on derivative financial instruments	101	—
Unrealized losses on available-for-sale marketable securities	(29)	—

Total accumulated other comprehensive loss	$(58,404)	$(610)

The increase in foreign currency translation losses, net, during the year ended January 31, 2009 primarily reflects the strengthening of the U.S. dollar against the British pound sterling during this period, which resulted in lower U.S. dollar translated balances of British pound sterling denominated assets, principally goodwill and intangible assets associated with the acquisition of Witness.

10. Integration, Restructuring and Other, Net
Integration, restructuring and other, net, is comprised of the following for the years ended January 31, 2009, 2008, and 2007:

	For the Years Ended January 31,
(in thousands)	2009	2008	2007
Restructuring costs	$5,685	$3,308	$—
Integration costs	3,261	10,980	—
Other legal costs (recoveries), net	(4,292)	8,708	—
Gain on sale of land	—	—	(765)

Total integration, restructuring and other, net	$4,654	$22,996	$(765)

Integration, restructuring and other, net are reported as unallocated items for segment reporting purposes, as more fully described in Note 17, “Segment, Geographic, and Significant Customer Information”.
Restructuring and Integration Costs
We continually review our business model and carefully manage our cost structure. When considered necessary, we have periodically implemented plans to reduce costs and better align our resources with market demand.
The following table summarizes our restructuring and integration charges incurred during the years ended January 31, 2009 and 2008:

For the Year Ended January 31, 2009
(in thousands)	Restructuring	Integration	Total
Global cost reduction plan	$3,193	$—	$3,193
Consulting business in Europe	1,370	—	1,370
Acquisition of Witness	858	3,261	4,119
Video Intelligence segment	264	—	264

Total	$5,685	$3,261	$8,946

For the Year Ended January 31, 2008
(in thousands)	Restructuring	Integration	Total
Acquisition of Witness	$1,501	$10,980	$12,481
Video Intelligence segment	1,807	—	1,807

Total	$3,308	$10,980	$14,288

We did not incur any restructuring and integration costs during the year ended January 31, 2007.
Restructuring Costs Related to our Global Cost Reduction Plan
In the quarter ended January 31, 2009, we implemented a global cost reduction plan in order to reduce our operating costs in response to uncertainty in the global economic environment. These cost reduction initiatives included a restructuring plan which included the elimination of approximately 90 positions throughout all functional areas of our global workforce, reducing our utilization of outside contractors and consultants, and the closing of one leased facility. The associated restructuring charges consisted predominantly of severance and related employee payments resulting from terminations. We recorded the majority of these restructuring expenses with charges of $3.2 million in the quarter ended January 31, 2009, including $2.8 million for severance and related benefits and $0.4 million for the exit from the leased facility and other costs.
The following table summarizes the activity during the year ended January 31, 2009 associated with the restructuring charges related to our global cost reduction plan.

	Severance and
(in thousands)	Related Costs	Other Costs	Total
Accrued restructuring costs — January 31, 2008	$—	$—	$—
Costs accrued during the year	2,795	398	3,193
Payments and settlements during the year	(2,264)	(398)	(2,662)

Accrued restructuring costs — January 31, 2009	$531	$—	$531

Throughout the implementation and execution phase of this restructuring plan, the scope would periodically be reevaluated, resulting in revisions to the number of personnel impacted, and the amounts paid under the plan. The liabilities of $0.5 million for remaining obligations under this plan as of January 31, 2009 are included within accrued expenses and other liabilities on the accompanying consolidated balance sheet at January 31, 2009, and were settled during the year ended January 31, 2010.
Restructuring Costs Related to our Consulting Services in Europe
In the quarter ended July 31, 2008, as a result of reduced demand for our consulting services in Europe, we implemented a cost reduction plan in this sector of our Workforce Optimization business. The plan resulted in the elimination of approximately 30 positions and was substantially completed by the end of October 2008. The associated restructuring charges consisted predominantly of severance and related employee payments resulting from terminations. We recorded these restructuring expenses with charges of $0.5 million and $0.9 million in the quarters ended July 31, 2008 and October 31, 2008, respectively.

The following table summarizes the activity during the year ended January 31, 2009 associated with the restructuring charges related to our consulting services in Europe.

	Severance and
(in thousands)	Related Costs	Other Costs	Total
Accrued restructuring costs — January 31, 2008	$—	$—	$—
Costs accrued during the year	1,345	25	1,370
Payments and settlements during the year	(1,345)	(25)	(1,370)

Accrued restructuring costs — January 31, 2009	$—	$—	$—

Restructuring and Integration Costs Related to our Acquisition of Witness
In conjunction with the acquisition of Witness in May 2007, as more fully described in Note 4, “Business Combinations”, we took several actions during the year ended January 31, 2008, some of which further extended into the year ended January 31, 2009, to reduce fixed costs, eliminate redundancies, strengthen operational focus, and better position us to respond to market pressures or unfavorable economic conditions. As a result, we incurred restructuring and integration charges from acquiring Witness and integrating Witness into our Workforce Optimization segment. Following the acquisition of Witness in May 2007, we immediately formulated and approved a plan to integrate the Witness business with our existing Workforce Optimization segment in all regions. We implemented certain staff reductions, and streamlined and improved operations and processes necessary to restructure, integrate, and combine the Witness and Verint businesses, primarily in the following operational areas and functions: (a) products — integrate products and platforms marketed to clients; (b) sales, marketing, and services — centralize and train sales and field marketing personnel, create a dedicated channel and OEM sales group, leverage and increase the combined business’ services helpdesk expertise, and transition to a single global services organization; and (c) general and administrative — transition finance, human resources, and legal support to our facilities in New York and Georgia, and combine information technology and communications organizations, processes, and systems.
The following table summarizes the activity during the years ended January 31, 2009 and 2008 associated with the restructuring charges related to the acquisition of Witness.

(in thousands)	Total
Accrued restructuring costs — January 31, 2007	$—
Costs accrued during the year	1,501
Payments and settlements during the year	(1,081)

Accrued restructuring costs — January 31, 2008	420
Costs accrued during the year	858
Payments and settlements during the year	(1,278)

Accrued restructuring costs — January 31, 2009	$—

Restructuring expenses associated with the acquisition of Witness consisted of severance and related costs recorded during the years ended January 31, 2009 and 2008 for global workforce reductions of Verint personnel, primarily as a result of redundancies, in sales and marketing, research and development, and administration and support. Throughout the implementation and execution phase of this restructuring plan, the scope would periodically be reevaluated, resulting in revisions to the number of personnel impacted, and the amounts paid under the plan.
In addition to the aforementioned restructuring charges, we also incurred integration costs of $3.2 million and $11.0 million during the years ended January 31, 2009 and January 31, 2008, respectively, resulting from the Witness acquisition and the subsequent integration of the Witness and Verint businesses. These costs included $5.6 million of legal, accounting, consulting, and other professional fees, $2.4 million of travel and related costs associated with the integration efforts, $4.2 million of marketing, systems integration and other costs, and $2.0 million of incremental compensation and personnel costs, primarily for employees temporarily retained following the acquisition solely to assist in integration and knowledge transfer activities. These personnel had no other significant day-to-day responsibilities outside of the integration effort and were generally retained for periods no longer than twelve months. Professional fees primarily relate to legal, accounting, and consulting advice associated with efforts to optimize the legal and tax structure of our global entities, since both Witness and Verint conduct operations in common locations. The process of integrating the Witness and Verint businesses was substantially complete as of January 31, 2009.
Restructuring Costs Related to our Video Intelligence Segment
During the quarter ended July 31, 2007, we established and approved a plan to perform a comprehensive assessment of our Video Intelligence business operations, predominantly in our North American and Hong Kong locations. As a result, we implemented certain restructuring initiatives and activities intended to reduce our overall cost structure, improve operations by building areas of more centralized expertise, adjust our organization structure to improve scalability, and enhance our competitive position.
In the years ended January 31, 2009 and 2008, we recorded $0.3 million and $1.8 million, respectively, of restructuring costs under this plan, arising from the elimination of certain positions in finance, customer service, sales and marketing, and research and development and, in certain instances, migrating certain positions to lower cost markets, areas of more concentrated expertise, or to corporate locations. Certain staff changes resulted from combining our call centers and customer support sites in Colorado, and better aligning and leveraging our worldwide research and development activities in Hong Kong. Throughout the execution of this restructuring plan, the scope would periodically be reevaluated, resulting in revisions to the number of personnel impacted, and the amounts paid under the plan.
These restructuring costs included $1.8 million of severance and related costs and $0.3 million of consulting and temporary personnel costs.

The following table summarizes the activity for the years ended January 31, 2009 and 2008 related to our Video Intelligence segment restructuring:

	Severance and	Consulting and
(in thousands)	Related Costs	Temporary Staff	Total
Accrued restructuring costs — January 31, 2007	$—	$—	$—
Costs accrued during the year	1,513	294	1,807
Payments and settlements during the year	(597)	(294)	(891)

Accrued restructuring costs — January 31, 2008	916	—	916
Costs accrued during the year	240	24	264
Payments and settlements during the year	(1,146)	(24)	(1,170)

Accrued restructuring costs — January 31, 2009	$10	$—	$10

The activity under this plan was substantially complete by October 31, 2008.
In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, costs associated with restructuring activities have been recognized when they were incurred, rather than at the date of a commitment to an exit or disposal plan. Such costs were exclusive of certain costs directly associated with the acquisition of Witness, which were recorded as part of the purchase price. We continually evaluate the adequacy of liabilities accrued under these restructuring initiatives. Although we believe that these estimates accurately reflect the remaining costs of our restructuring plans, actual results may differ, which may require us to record adjustments to the liabilities.
Other Legal Costs
During the year ended January 31, 2008, we incurred $8.7 million of legal fees related to an ongoing patent infringement litigation matter, which we are reporting within integration, restructuring and other, net. This litigation was subsequently settled in our favor during the year ended January 31, 2009. The $9.7 million settlement amount received was partially offset by $5.4 million of related legal costs incurred during the year ended January 31, 2009, resulting in a net recovery of $4.3 million.
Gain on Sale of Land
During the year ended January 31, 2007, we sold a parcel of land in Durango, Colorado, realizing a pre-tax gain of $0.8 million.

11. Research and Development, Net
Our gross research and development expenses for the years ended January 31, 2009, 2008, and 2007, were approximately $91.3 million, $91.4 million, and $56.1 million, respectively. OCS grants amounted to approximately $2.2 million, $2.5 million, and $2.3 million for the years ended January 31, 2009, 2008, and 2007, respectively, which were recorded as a reduction of gross research and development expenses. We recorded other reimbursements of research and development expenses amounting to approximately $0.8 million, $1.2 million, and $0.8 million for the years ended January 31, 2009, 2008, and 2007, respectively.
We capitalize certain costs incurred to develop our commercial software products, and we then recognize those costs within product cost of revenue as the products are sold. Activity for our capitalized software development costs for the three years ended January 31, 2009 was as follows:

	For the Years Ended January 31,
(in thousands)	2009	2008	2007
Capitalized software development costs, net, beginning of year	$10,272	$9,762	$10,241
Software development costs capitalized during the year	4,547	4,624	4,492
Amortization of capitalized software development costs	(4,135)	(3,268)	(4,971)
Other	(195)	(846)	—

Capitalized software development costs, net, end of year	$10,489	$10,272	$9,762

The adjustment of $0.8 million in the year ended January 31, 2008 primarily reflects a charge recorded to recognize the impairment of certain capitalized software development costs determined to be redundant as a result of the May 2007 acquisition of Witness.
12. Income Taxes
The components of loss before income taxes and noncontrolling interest are as follows:

	For the Years Ended January 31,
(in thousands)	2009	2008	2007
Domestic	$(68,109)	$(116,844)	$(8,887)
Foreign	9,203	(52,972)	(30,570)

Total loss before income taxes and noncontrolling interest	$(58,906)	$(169,816)	$(39,457)

The provision for income taxes consists of the following:

	For the Years Ended January 31,
(in thousands)	2009	2008	2007
Current income tax provision (benefit):
Federal	$(11,266)	$847	$926
State	(755)	398	201
Foreign	13,924	6,492	5,236

Total current income tax provision	1,903	7,737	6,363

Deferred income tax provision (benefit):
Federal	11,805	26,056	(1,416)
State	1,088	1,748	160
Foreign	4,875	(7,812)	(4,966)

Total deferred income tax provision (benefit)	17,768	19,992	(6,222)

Total provision for income taxes	$19,671	$27,729	$141

The reconciliation of the U.S. federal statutory rate to our effective tax rate on income (loss) before income taxes and noncontrolling interest is as follows:

	For the Years Ended January 31,
(in thousands)	2009	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Income tax provision (benefit) at the U.S. statutory rate	$(20,618)	$(59,436)	$(13,810)
State tax provision (benefit)	(5,086)	(5,747)	234
Foreign taxes at rates different from U.S. federal statutory rate	(5,887)	7,305	2,128
Valuation allowance	30,233	73,404	(408)
Foreign exchange	2,920	(860)	(2,495)
Stock-based compensation	2,808	2,831	4,556
Non-deductible expenses	745	1,063	2,398
Tax credits	(221)	(2,260)	(1,345)
Tax contingencies	(997)	5,495	3,351
Impairment of goodwill and intangible assets	9,127	4,716	5,463
Fair value of derivatives	—	(2,837)	—
In-process research and development	—	2,253	—
Change in tax rates	3,873	751	(244)
U.S. tax effects of foreign operations	3,394	711	(430)
Other, net	(620)	340	743

Total provision for income taxes	$19,671	$27,729	$141

Effective income tax rate	-33.4%	-16.3%	-0.4%

Our operations in Israel have been granted “Approved Enterprise” status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the program, income attributable to an approved enterprise is exempt from income tax for a period of two years and is subject to a reduced income tax rate for the subsequent five to eight years (generally 10-25%, depending on the percentage of foreign investment in the company). These tax incentives decreased our effective tax rates by 8.4%, 1.4%, and 0.2% for the years ended January 31, 2009, 2008, and 2007, respectively.

Deferred tax assets and liabilities consist of the following:

	For the Years Ended January 31,
(in thousands)	2009	2008
Deferred tax assets:
Accrued expenses	$5,943	$6,110
Allowance for doubtful accounts	1,438	3,508
Deferred revenue	56,707	73,027
Inventory	2,701	3,814
Depreciation of property and equipment	2,807	2,613
Loss carryforwards	81,859	83,363
Tax credits	11,105	9,165
Stock-based and other compensation	19,465	12,325
Capitalized research and development expenses	2,433	2,898
Fair value of derivatives	13,184	11,543
Other long-term liabilities	2,323	2,549
Other, net	2,234	2,339

Total deferred tax assets	202,199	213,254

Deferred tax liabilities:
Deferred cost of revenue	(12,612)	(19,953)
Prepaid expenses	(1,401)	(1,486)
Goodwill and other intangible assets	(64,404)	(79,089)

Total deferred tax liabilities	(78,417)	(100,528)

Valuation allowance	(116,817)	(89,060)

Net deferred tax assets	$6,965	$23,666

Recorded as:
Current deferred tax assets	$14,314	$30,991
Long-term deferred tax assets	6,478	12,686
Current deferred tax liabilities	(403)	(1,021)
Long-term deferred tax liabilities	(13,424)	(18,990)

Net deferred tax assets	$6,965	$23,666

At January 31, 2009 and 2008, we had U.S. federal NOLs of approximately $230.8 million and $205.9 million, respectively. These losses expire in various years ending from January 31, 2016 to 2029. We had state NOLs of approximately $150.2 million and $127.9 million in the same respective years, expiring in years ending from January 31, 2010 to 2029. We had foreign NOLs of approximately $24.0 million and $62.3 million in the same respective years. At January 31, 2009, all but $4.6 million of these foreign loss carryforwards have indefinite carryforward periods. Certain of these federal, state, and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. The NOLs for tax return purposes are different from the NOLs for financial statement purposes. This is primarily due to the reduction of NOLs for financial statement purposes under FIN 48. We have U.S. federal, state and foreign tax credit carryforwards of approximately $9.6 million and $10.2 million at January 31, 2009 and 2008, respectively, the utilization of which is subject to limitation. At January 31, 2009, approximately $3.5 million of these tax credit carryforwards may be carried forward indefinitely. The balance of $6.1 million expires in various years ending from January 31, 2010 to 2029.
We provide income and withholding taxes on undistributed earnings of foreign subsidiaries unless they are indefinitely reinvested. Cumulatively, indefinitely reinvested foreign earnings total approximately $32.9 million at January 31, 2009. If these earnings were repatriated in the future, additional income and withholding tax expense would be accrued. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income taxes that would have to be provided on such earnings.
As required by SFAS No. 109, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, we establish a valuation allowance. We have recorded valuation allowances in the amounts of $116.8 million, $89.1 million at January 31, 2009 and 2008, respectively. The $27.8 million increase in the valuation allowance between January 31, 2008 and January 31, 2009 arose primarily as a result of an overall increase in net deferred tax assets in jurisdictions where we maintain a valuation allowance and a reduction in reserves related to uncertain tax positions which caused a subsequent increase to our valuation allowance.
The recorded valuation allowance consists of the following:

	For the Years Ended January 31,
(in thousands)	2009	2008
Valuation allowance, beginning of year	$(89,060)	$(16,049)
Provision for (benefit from) income taxes	(30,233)	(73,404)
Additional paid in capital	786	—
SFAS No. 5 and FIN 48	—	139
Cumulative translation adjustment	1,690	254

Valuation allowance, end of year	$(116,817)	$(89,060)

In accordance with SFAS No. 123(R), we use a “with-and-without” approach to applying the intra-period allocation rules in accordance with SFAS No. 109. Under this approach, the windfall tax benefit is calculated based on the incremental tax benefit received from deductions related to stock-based compensation. The amount is measured by calculating the tax benefit both “with” and “without” the excess tax deduction; the resulting difference between the two calculations is considered the windfall. We did not recognize a windfall benefit in our U.S. income tax provision for the years ended January 31, 2009 and January 31, 2008 because we incurred a net operating loss.
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
For the years ended January 31, 2009 and January 31, 2008, the aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	For the Years Ended January 31,
(in thousands)	2009	2008
Gross unrecognized tax benefits, beginning of year	$46,903	$27,073
Increases as a result of acquisitions	—	13,619
Increases related to tax positions taken during the current year	6,355	5,755
Increases (decreases) related to foreign currency exchange rate fluctuations	(2,011)	1,039
Reductions for tax positions of prior years	(14,912)	—
Reduction for settlements with taxing authorities	(125)	—
Lapses of statutes of limitation	(1,038)	(583)

Gross unrecognized tax benefits, end of year	$35,172	$46,903

As of January 31, 2009, we had $35.2 million of unrecognized tax benefits, of which $30.5 million represents the amount that, if recognized, would impact the effective income tax rate in future periods. We recorded $0.1 million and $1.6 million of interest and penalties related to uncertain tax positions in our provision for income taxes for the years ended January 31, 2009 and January 31, 2008, respectively. The accrued liability for interest and penalties was $6.6 million and $6.4 million at January 31, 2009 and January 31, 2008, respectively. Interest and penalties are recorded as a component of the provision for income taxes in the financial statements.

Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. In the United States, we are no longer subject to federal income tax examination for years prior to January 31, 2007. On October 31, 2008, we reached an agreement with the Internal Revenue Service regarding U.S. federal income tax returns for the years ended January 31, 2004 through January 31, 2007, whereby we closed any outstanding issues for these periods in return for a $0.4 million reduction in our NOL’s. We are currently in discussions with the Israeli tax authorities regarding adjustments that will be made to income tax returns for the years ended January 31, 2004 through January 31, 2008 due to our restated results of operations. As of January 31, 2009, income tax returns are under examination in the following major tax jurisdictions:

Jurisdiction	Tax Years

Canada	January 31, 2004 — January 31, 2008
United Kingdom	December 31, 2003, December 31, 2005
Hong Kong	March 31, 2003 — March 31, 2005, January 31, 2006 — January 31, 2007
We regularly assess the adequacy of our provisions for income tax contingencies in accordance with FIN 48. As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitations. We believe that it is reasonably possible that the total amount of unrecognized tax benefits at January 31, 2009 could decrease by approximately $1.8 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of certain deferred taxes including the need for additional valuation allowances and the recognition of tax benefits. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.
In December 2007, the FASB issued SFAS 141(R), which supersedes SFAS No. 141, Business Combinations (SFAS 141) and will be effective for our year ending January 31, 2010. Subsequent to adoption, adjustments related to valuation allowances or reserves for uncertain tax positions that were established in connection with prior acquisitions will impact earnings, rather than goodwill.
13. Fair Value Measurements
We perform fair value measurements in accordance with the guidance provided by SFAS No. 157 and certain related guidance. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:
•	Level 1: quoted prices in active markets for identical assets or liabilities;

•	Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•	Level 3: unobservable inputs that are supported by little or no market activity.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our financial assets and liabilities measured at fair value on a recurring basis consisted of the following types of instruments:

	As of January 31, 2009
	Fair Value Measurements
	Using Input Types
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$34,292	$—	$—
Foreign currency forward contracts	—	146	—

Total assets	$34,292	$146	$—

Liabilities:
Foreign currency forward contracts	$—	$2,000	$—
Interest rate swap agreement	—	33,114	—

Total liabilities	$—	$35,114	$—

Money Market Funds
We value our money market funds using quoted market prices for such funds.

Foreign Currency Forward Contracts
The estimated fair value of foreign currency forward contracts is based on quotes received from the counterparty. These quotes are reviewed for reasonableness by discounting the future estimated cash flows under the contracts, considering the terms and maturities of the contracts and market exchange rates.
During the years ended January 31, 2009 and January 31, 2008, we utilized foreign exchange forward contracts to hedge certain operational cash flow exposures resulting from changes in foreign currency exchange rates. These cash flow exposures result from portions of our forecasted operating expenses, primarily compensation and related expenses, which are transacted in currencies other than the U.S. Dollar, primarily the Israeli Shekel and the Canadian Dollar. These foreign currency forward contracts are reported at fair value on our consolidated balance sheets and have maturities of no longer than twelve months. We enter into these foreign currency forward contracts in the normal course of business to mitigate risks and not for speculative purposes. Certain of these foreign currency forward contracts are not designated as hedging instruments under the provisions of SFAS No. 133, and gains and losses from changes in their fair values are reported in other income (expense), net. Changes in the fair value of foreign currency forward contracts that are designated and effective as cash flow hedges are recorded net of related tax effects in accumulated other comprehensive income (loss), and are reclassified to the statement of operations when the effects of the item being hedged are recognized in the statement of operations.
The fair values of our foreign currency forward contracts are reported on our consolidated balance sheets within current assets or current liabilities.
During the years ended January 31, 2009 and 2008, we realized net losses of $2.1 million and net gains of $1.8 million, respectively, on settlements of foreign currency forward contracts not designated as hedges. We had $1.9 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2009, with notional amounts totaling $35.9 million. We had $0.3 million of unrealized losses on outstanding foreign currency forward contracts as of January 31, 2008, with notional amounts totaling $11.7 million. We did not execute any foreign currency forward contracts during the year ended January 31, 2007.
Interest Rate Swap Agreement
The interest rates applicable to borrowings under our credit facilities are variable, and we are exposed to risk from changes in the underlying index interest rates, which affect our cost of borrowing. To partially mitigate this risk, and in part because we were required to do so by the lenders, when we entered into our credit facilities in May 2007, we executed a pay-fixed, receive-variable interest rate swap with a high credit-quality multinational financial institution under which we pay fixed interest at 5.18% and receive variable interest of three-month LIBOR on a notional amount of $450.0 million. This instrument is settled with the counterparty on a quarterly basis, and matures on May 1, 2011. As of January 31, 2009, of the $610.0 million of borrowings which were outstanding under the term loan facility, the interest rate on $450.0 million of such borrowings was substantially fixed by utilization of this interest rate swap. Interest on the remaining $160.0 million of borrowings was variable.

The fair value of our interest rate swap agreement is based in part on data received from a third party bank. These fair values represent the estimated amount we would receive or pay to settle the swap agreement, taking into consideration current and projected interest rates as well as the creditworthiness of the parties.
The fair value of the instrument is reported on our consolidated balance sheets. While we consider the interest rate swap an effective economic hedge of our interest rate risk, it is not designated as a hedging instrument under the provisions of SFAS No. 133 and therefore gains and losses from changes in its fair value are reported within other income (expense), net. The impact of quarterly cash settlements of the interest rate swap agreement are also recorded within other income (expense), net.
For the years ended January 31, 2009 and 2008, we recorded net losses of approximately $11.5 million and $29.2 million, respectively, on the interest rate swap. These net losses reflect the decline in market interest rates that occurred during the second half of the year ended January 31, 2008 and persisted through January 31, 2009. The fair value of the interest rate swap as of January 31, 2009 is a liability of $33.1 million in favor of the counterparty, of which $14.8 million is classified within other current liabilities, and $18.3 million is classified within other liabilities. The fair value of the interest rate swap at January 31, 2008 was $29.6 million in the favor of the counterparty, of which $8.5 million was classified within other current liabilities, and $21.1 million was classified within other liabilities.
Embedded Derivative — Preferred Stock
As discussed in more detail within Note 8, “Convertible Preferred Stock”, we determined that the variable dividend feature of our preferred stock qualified for accounting as an embedded derivative financial instrument, subject to bifurcation from the preferred stock host contract. For the year ended January 31, 2008, the embedded derivative financial instrument was valued using a Monte Carlo simulation model. A Monte Carlo simulation model calculates a probabilistic approximation to the solution of a problem containing multiple variables using repeated statistical random sampling techniques. This feature was determined to be an asset because the variable rate feature potentially provided for a lower dividend rate than the initial preferred stock dividend rate, and was assigned an initial fair value of $0.9 million at the May 25, 2007 issue date of the preferred stock. Subsequent changes in the fair value of the derivative financial instrument through January 31, 2008 are reflected within other income (expense), net. As of January 31, 2008, the fair value of the embedded derivative instrument had increased to $8.1 million. This $7.2 million increase in fair value was reflected within other income (expense), net for the year ended January 31, 2008.
On February 1, 2008, the preferred stock dividend rate was reset to 3.875% per annum and upon occurrence of this dividend rate reset, the embedded derivative has been settled in the form of reduced future dividend obligations. Accordingly, we reclassified the $8.1 million fair value of the derivative asset at that date against the carrying value of the preferred stock as of February 1, 2008, reducing the carrying value of the preferred stock to $285.5 million.

Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.
As of January 31, 2009, the estimated fair values of our term loan and revolving credit borrowings outstanding were $359.9 million and $15.0 million, respectively. The estimated fair value of the term loan is based upon the pricing of trades of portions of the loan in the secondary market. The fair value of the revolving credit borrowings is assumed to equal the principal amount outstanding.
14. Employee Benefit Plans
401(k) Plan and Other Retirement Plans
We maintain a 401(k) Plan and similar type plans for our full-time employees in the United States and certain non-U.S. employees of our foreign subsidiaries. The plan in the United States allows eligible employees who attain the age of 21 with three months of service to elect to contribute up to 60% of their annual compensation, subject to the prescribed maximum amount. We match employee contributions at a rate of 50%, up to a maximum annual matched contribution of $2,000 per employee. The plans in foreign subsidiaries are similar to a 401(k) plan, and provide benefits consistent with customary local practices. Employee contributions are always fully vested, while our matching contributions for each year vest on the last day of the calendar year provided the employee remains employed with us on that day. During the years ended January 31, 2009, 2008, and 2007, contributions to our worldwide retirement plans, including our matching contributions to the 401(k) plan, amounted to approximately $4.8 million, $4.0 million, and $2.6 million, respectively.
Cash Bonus Retention Program
On February 1, 2007, our board of directors initiated a special retention program for certain of our employees, other than executive officers and directors. The program provided for bonuses to be earned on July 31, 2007 and January 31, 2008. The amount recognized as compensation expense during the year ended January 31, 2008 totaled $15.0 million.
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

Severance expenses for the years ended January 31, 2009, 2008, and 2007, were $3.5 million, $2.9 million, and $2.0 million, respectively.
Stock-Based Compensation and Purchase Plans
Plan Summaries
Our stock-based incentive awards are provided to employees under the terms of our multiple outstanding stock benefit plans (the “Plans” or “Stock Plans”) or forms of equity award agreements approved by the board of directors.
The 1996 Stock Incentive Compensation Plan, as amended (the “1996 Plan”), was approved by our stockholders and became effective on September 10, 1996. The number of shares reserved under the 1996 Plan may from time to time be reduced to the extent that a corresponding number of issued and outstanding shares of the common stock are purchased by us and set aside for issuance pursuant to awards. The 1996 Plan allows for the granting of awards of deferred stock, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), incentive and non-qualified stock options, and stock appreciation rights to our employees, directors, and consultants. If any award expires or terminates for any reason without having been exercised in full, the outstanding shares subject thereto shall again be available for the purposes of the 1996 Plan. The 1996 Plan will terminate on March 10, 2012 or at such earlier time as the board of directors may determine. Awards may be granted under the 1996 Plan at any time and from time to time prior to its termination. Any awards outstanding under the 1996 Plan at the time of the termination of the 1996 Plan shall remain in effect until such awards shall have been exercised or shall have expired in accordance with their terms.
On May 25, 2007, in connection with the acquisition of Witness, we assumed a stock plan referred to as the Witness Systems, Inc. Amended and Restated Stock Incentive Plan, as amended (the “1997 Plan”). Under the 1997 Plan, we were permitted to grant awards of deferred stock, RSAs, and RSUs, incentive and non-qualified stock options, and stock appreciation rights to our employees, directors, and consultants. The 1997 Plan contains an evergreen provision, which allows for an increase in the number of shares available for issuance, up to a maximum of 3.0 million shares per year. The deadline for making new awards under the 1997 Plan was November 18, 2009. Additionally, in connection with the acquisition, we assumed certain new-hire inducement grants made by Witness outside of its shareholder-approved equity plans prior to May 25, 2007.
Our stockholders approved the 2004 Stock Incentive Compensation Plan (the “2004 Plan”) on July 27, 2004. Under the 2004 Plan, we are permitted to grant awards of deferred stock, RSAs and RSUs, incentive and non-qualified stock options, and stock appreciation rights to our employees, directors, and consultants. To the extent not used under the 1996 Plan, the shares available pursuant to the 2004 Plan may be increased by a maximum of 1.0 million shares for awards granted under the 1996 Plan that are forfeited, expire, or are cancelled on or after July 28, 2004. The 2004 Plan will remain in full force and effect until the earlier of July 27, 2014 or the date it is terminated by our board of directors. Termination of the 2004 Plan shall not affect awards outstanding under the 2004 Plan at the time of termination.

The table below summarizes key data points for the Plans as of January 31, 2009:

	Number of	Number of	Number of
	Shares Reserved	Shares	Shares Available
(in thousands)	for Grant	Outstanding	for Grant
The 1996 Plan	5,000	1,725	350
The 1997 Plan	6,400	2,842	3,574
The 1997 Blue Pumpkin inducement grants	158	146	11
The 2004 Plan	3,000	2,262	438

Total	14,558	6,975	4,373

Awards are generally subject to multi-year vesting periods and generally expire 10 years or less after the date of grant. Awards granted under award agreements contain vesting conditions which require available share capacity under the plans or a new stockholder approved plan for the awards to vest. We recognize compensation expense for awards on a straight-line basis over the life of the vesting period, reduced by estimated forfeitures. Upon exercise of stock options, issuance of restricted stock, or issuance of shares under the Plans, we will issue authorized but unissued common stock unless treasury shares are available.
As described in Note 1, “Summary of Significant Accounting Policies”, we adopted the provisions of SFAS No. 123(R) on February 1, 2006. The implementation of SFAS No. 123(R) resulted in the stock-based compensation expense of $36.0 million, $31.0 million, and $18.6 million for the years ended January 31, 2009, 2008, and 2007, respectively. The total income tax benefit recognized for stock-based compensation arrangements was $9.0 million, $7.8 million, and $2.3 million, for the years ended January 31, 2009, 2008, and 2007, respectively. We capitalized stock-based compensation cost of $4.7 million for the fair value of the vested portion of options issued in connection with the acquisition of Witness on May 25, 2007, and included as part of the net assets (goodwill) of Witness.

We recognized stock-based compensation expense in the following line items on the consolidated statement of operations for the years indicated:

	For the Years Ended January 31,
(in thousands, except per-share amounts)	2009	2008	2007
Component of loss before provision for income taxes:
Cost of revenue — product	$540	$223	$360
Cost of revenue — service and support	4,886	4,329	1,279
Research and development, net	6,813	4,831	3,822
Selling, general and administrative	23,751	21,665	13,154

Stock-based compensation expense	35,990	31,048	18,615
Income tax benefits related to stock-based compensation (before consideration of valuation allowance)	9,027	7,750	2,264

Stock-based compensation, net of taxes	$26,963	$23,298	$16,351

Impact on net loss per share:
Basic	$0.83	$0.72	$0.51
Diluted	$0.83	$0.72	$0.51

	For the Years Ended January 31,
(in thousands)	2009	2008	2007
Component of stock-based compensation expense:
Verint stock options	$15,977	$22,011	$13,276
Verint restricted stock awards and restricted stock units	15,948	9,229	3,390
Comverse stock options	15	(487)	1,834
Verint phantom stock units	4,050	295	115

Stock-based compensation expense	$35,990	$31,048	$18,615

The table above includes stock-based compensation amounts where we modified certain option awards to revise exercising terms for certain terminated employees and recognized incremental compensation expense of $0.7 million, $1.7 million, and $2.9 million for the years ended January 31, 2009, 2008, and 2007, respectively. Participants in the Plans are currently restricted from exercising options due to our inability to use our Registration Statement on Form S-8 during our extended filing delay period. As such, we modified grants held by terminated employees by extending the time a terminated employee would normally have to exercise vested stock option awards. The number of employees affected under such modifications was 74, 103, and 92 for the years ended January 31, 2009, 2008, and 2007, respectively.
For the year ended January 31, 2007, we recorded an excess tax benefit of $0.1 million as a financing cash flow as required by SFAS No. 123(R). Excess tax benefits were not recognized for the years ended January 31, 2009 and 2008 as we incurred taxable losses. The excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits.

Stock Options
When stock options are awarded, the fair value of the options is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility and the expected term are the input factors to that model that require the most significant management judgment. Expected volatility is estimated utilizing daily historical volatility over a period that equates to the expected life of the option. The expected life (estimated period of time outstanding) is estimated using the historical exercise behavior of employees.
We have not granted stock options subsequent to January 31, 2006. However, in connection with our acquisition of Witness on May 25, 2007, options to purchase Witness common stock were converted into options to purchase approximately 3.1 million shares of our common stock. The fair value of the option grants was estimated using the Black-Scholes option-pricing model with the weighted-average assumptions presented in the following table:

As of May 25, 2007
Expected life (in years)	2.62
Risk-free interest rate	4.88%
Expected volatility	40.50%
Dividend yield	0%
Based on the above assumptions, the weighted-average fair value of the stock options on the date of acquisition was $15.02.
See Note 4, “Business Combinations”, for additional information concerning the acquisition of Witness.

The following table summarizes stock option activity under the Plans for the years ended January 31, 2009, 2008, and 2007:

	For the Years Ended January 31,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
(in thousands, except exercise	Stock	Exercise	Stock	Exercise	Stock	Exercise
prices)	Options	Price	Options	Price	Options	Price
Beginning balance	5,735	$21.77	3,003	$23.56	3,151	$23.78
Assumed in acquisition (1)	—	$—	3,065	$20.24	—	$—
Exercised	—	$—	—	$—	(24)	$16.22
Forfeited	(296)	$22.40	(326)	$24.16	(121)	$30.80
Expired	(214)	$5.94	(7)	$8.56	(3)	$17.83

Ending balance	5,225	$22.36	5,735	$21.77	3,003	$23.56

Options exercisable	4,461	$22.42	3,663	$21.17	2,081	$20.57

(1)	On May 25, 2007, 3.3 million non-vested stock options of Witness were converted to 3.1 million options for our stock using the purchase conversion ratio of .9335 shares of Verint common stock for every 1.0 share of Witness stock.
As of January 31, 2009, the aggregate intrinsic value for the options vested and exercisable was $0.1 million with a weighted-average remaining contractual life of 3.02 years. Additionally, there were 5.2 million options vested and expected to vest with a weighted-average exercise price of $22.37 and an aggregate intrinsic value of $0.1 million with a weighted-average remaining contractual life of 2.92 years.
The unrecognized compensation expense calculated under the fair value method for options expected to vest (unvested shares net of expected forfeitures) as of January 31, 2009 was approximately $9.9 million and is expected to be recognized over a weighted-average period of 1.53 years.

The following table summarizes information about stock options as of January 31, 2009:

			Options Outstanding			Options Exercisable
				Weighted-
				Average	Weighted-		Weighted-
			Number of	Remaining	Average	Number of	Average
(in thousands, except exercise prices)			Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices			Outstanding	Term	Price	Exercisable	Price
$ 4.46	-	$14.26	531	1.47	$8.49	531	$8.49
$14.90	-	$17.00	629	2.86	$16.54	629	$16.54
$17.06	-	$18.00	575	1.85	$17.79	446	$17.76
$18.18	-	$19.16	553	2.08	$18.73	391	$18.71
$19.39	-	$21.75	631	1.86	$21.08	467	$21.03
$22.11	-	$23.95	936	3.13	$23.44	718	$23.30
$25.01	-	$32.16	315	3.61	$28.81	256	$28.84
$34.40	-	$34.40	147	6.57	$34.40	115	$34.40
$35.11	-	$35.11	884	4.64	$35.11	884	$35.11
$37.99	-	$37.99	24	6.64	$37.99	24	$37.99

$ 4.46	-	$37.99	5,225	2.92	$22.36	4,461	$22.42

The following table summarizes key data points for exercised options:

	For the Years Ended January 31,
(in thousands)	2009	2008	2007
The intrinsic value of options exercised	$—	$—	$480
Cash received from the exercise of stock options	$—	$—	$382
The tax benefit realized from stock options exercised	$—	$—	$107
The fair value of options vested	$68,250	$52,661	$26,641
Restricted Stock Awards and Restricted Stock Units
Stock awards are granted in the form of RSAs and RSUs. The principal difference between these instruments is that RSUs are not shares of our common stock and do not have any of the rights or privileges thereof, including voting or dividend rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of our common stock. Both RSAs and RSUs are subject to certain restrictions and forfeiture provisions prior to vesting.
We have granted RSUs with performance vesting conditions that require that we become current with our filings with the SEC and be re-listed on a nationally recognized exchange for the awards to vest. Some awards also require that additional stockholders approved plan capacity be available for the awards to vest. In addition, we have granted RSUs to executive officers and certain members of senior management that require us to estimate the expected achievement of performance targets over the performance period. The expense associated with such awards is included in our stock-based compensation cost.

RSUs that settle, or are expected to settle, with cash payments upon vesting are reflected as liabilities on our consolidated balance sheet under the provisions of SFAS No. 123(R).
Prior to the adoption of SFAS No. 123(R), unearned compensation for RSAs and RSUs, based on the fair value of our common stock at the date of grant, was recorded and shown as a separate component of stockholders’ equity (deficit). The unearned compensation was amortized to compensation expense over the restricted stock’s vesting period, which is generally a four-year period. In accordance with the adoption of SFAS No. 123(R) on February 1, 2006, we reclassified the unearned compensation recorded as a separate component of stockholders’ equity (deficit) to additional paid-in-capital within stockholders’ equity (deficit). Prior to the adoption of SFAS No. 123(R), compensation expense was being recognized over the restricted stock’s vesting period.
The following table summarizes RSA and RSU activity under the Plans for the years ended January 31, 2009, 2008, and 2007:

	For the Years Ended January 31,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
(in thousands, except		Grant-Date		Grant-Date		Grant-Date
grant-date fair value)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Beginning balance	1,267	$29.39	354	$33.88	417	$33.52
Granted	865	$18.07	1,215	$28.64	—	$—
Released	(85)	$33.98	(203)	$32.85	(51)	$30.77
Forfeited	(217)	$23.91	(99)	$29.21	(12)	$34.40

Ending balance	1,830	$24.48	1,267	$29.39	354	$33.88

The unrecognized compensation expense related to 1.8 million unvested RSAs and RSUs expected to vest as of January 31, 2009 was approximately $22.2 million, with remaining weighted-average vesting periods of approximately 0.78 years and 1.40 years, respectively, over which such expense is expected to be recognized. The total fair value of restricted stock awards and units vested during the years ended January 31, 2009, 2008, and 2007 is $2.9 million, $6.7 million, and $1.6 million, respectively.

Phantom Stock Units
During the year ended January 31, 2007, we began issuing phantom stock units to non-officer employees that settle, or are expected to settle, with cash payments upon vesting, pursuant to the terms of a form of a phantom stock award agreement approved by the board of directors. Phantom stock units provide for the payment of a cash bonus equivalent to the value of our common stock as of the vesting date of the award. Phantom stock units generally have a multi-year vesting and are generally subject to the same performance vesting conditions as equity awards granted. We recognize compensation expense for phantom stock units on a straight-line basis, reduced by estimated forfeitures. The phantom stock units are being accounted for as liabilities under the provisions of SFAS No. 123(R) and as such their value tracks our stock price and is subject to market volatility.
The total accrued liability for phantom stock units was $4.0 million, $0.3 million, and $0.1 million as of January 31, 2009, 2008, and 2007, respectively. Total cash payments made upon vesting of phantom stock units was $0.3 million for the year ended January 31, 2009.
The following table summarizes phantom stock unit activity for the years ended January 31, 2009, 2008, and 2007:

	For the Years Ended January 31,
(in thousands)	2009	2008	2007
Beginning balance, in units	85	19	—
Granted	1,323	87	19
Released	(33)	(17)	—
Forfeited	(136)	(4)	—

Ending balance, in units	1,239	85	19

The phantom stock units granted during the years ended January 31, 2009, 2008, and 2007 primarily vest over three-year periods, subject to applicable performance conditions.
The unrecognized compensation expense related to 1.2 million unvested phantom stock units expected to vest as of January 31, 2009 was approximately $3.6 million, based on our stock price of $6.50 at January 31, 2009 with a remaining weighted-average vesting period of approximately 1.02 years over which such expense is expected to be recognized.
Tandem Awards
We issued grants known as “tandem” awards to certain of our Israeli employees during the year ended January 31, 2009. These tandem awards include two components — a share of deferred stock and a share of phantom stock. The recipient received two different units and two separate award agreements. The tandem awards are structured so that, on any given vesting date, only one component of the awards vests. The tandem awards are being accounted for as liabilities under the provisions of SFAS No. 123(R) based on our assessment that the tandem awards would likely be settled in phantom stock units upon vesting.

We also issued grants known as “hybrid” awards to our employees during the year ended January 31, 2009 which vest in restricted stock units upon the achievement of certain performance conditions that have been set by our board of directors. In the event that any of the stock-settle conditions are not satisfied on the vesting date, no shares of common stock will be issued and instead we will settle these awards with cash payments equal to the fair market value (as defined in the award agreement) of the vested restricted stock units. These hybrid awards are being accounted as liabilities under the provisions of SFAS No. 123(R) based on our assessment that the hybrid awards would likely be settled in cash upon vesting.
Comverse Stock Options
One component of stock-based compensation cost is related to stock options granted to Verint employees who were employed with Comverse when the stock options were issued by Comverse and the related expenses or benefits are recognized in accordance with SFAS No. 123(R). We recorded expenses of $15 thousand and $1.8 million related to Comverse stock options issued to Verint employees for the years ended January 31, 2009, and 2007, respectively, and a reduction to expenses of $0.5 million for the year ended January 31, 2008.
ESPP
Effective September 1, 2002, we adopted and implemented the 2002 Employee Stock Purchase Plan (“ESPP”), which was amended and restated, on May 22, 2003. Any employee who had completed three months of employment and was employed by us on the applicable offering commencement date was eligible to participate in the ESPP. Participants elected to have amounts withheld through payroll deductions at the rate of up to 10% of their annualized base salary, to purchase shares of our common stock at 85% of the lesser of the market price at the offering commencement date or the offering termination date.
The number of shares available under the ESPP is 1.0 million, of which approximately 260,000 have been issued as of the date the ESPP was suspended in March 2006, due to our inability to use our Registration Statement on Form S-8 during our extended filing delay period.
No expense related to the ESPP was recorded during the years ended January 31, 2009, 2008, and 2007 due to the suspension of the ESPP during these periods resulting from our extended filing delay status.

15. Related Party Transactions
Relationships with Comverse and its Other Subsidiaries
Preferred Stock Financing
On May 25, 2007, in connection with our acquisition of Witness, we entered into the Securities Purchase Agreement with Comverse pursuant to which Comverse purchased, for cash, an aggregate of 293,000 shares of our preferred stock for $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition of Witness. In connection with the sale of the preferred stock we entered into the New Registration Rights Agreement with Comverse. Further details regarding the preferred stock and the related registration rights agreement appear within Note 8, “Convertible Preferred Stock”.
Original Registration Rights Agreement
Shortly before our IPO in 2002, we entered into the Original Registration Rights Agreement with Comverse that covered all shares of common stock then held by Comverse and any additional shares of common stock acquired by Comverse at a later date. Under the Original Registration Rights Agreement, Comverse has the right to demand registration of its shares on a stand-alone filing, or to participate in other registrations we may undertake (piggyback rights). In addition, we are required to pay registration-related expenses and indemnify Comverse from liabilities that may arise from sale of shares registered pursuant to the Original Registration Rights Agreement.
Service and Tax Agreements with Comverse
There were, and still are, several agreements in place between us and Comverse and its other subsidiaries, which were executed prior to our IPO in order to allow us to continue to receive certain services from Comverse and its other subsidiaries following our IPO. A separate agreement clarifies the income tax relationship between us and Comverse. Since our IPO, we have established our own systems and reduced or eliminated our reliance on these services. As of January 31, 2009 and 2008, we had liabilities to Comverse for services under these agreements of $1.4 million and $1.3 million, respectively, which are presented as liabilities to affiliates on our consolidated balance sheets at those dates. The following is an overview of certain of these agreements with Comverse:
Corporate Services Agreement
Under the Corporate Services Agreement, Comverse formerly provided us with maintenance services for general liability and other insurance policies held by Comverse under which we were covered. As of calendar 2007, we obtained our own insurance policies, including our own directors’ and officers’ insurance policy. In the past, we also received certain administration services with respect to employee benefit plans, legal support, and public relations support under this agreement. Following a period of transition, responsibility for these activities was fully transferred to us and we now handle all of these functions ourselves. For the years ended January 31, 2008 and 2007, we recorded expenses of $0.3 million, and $0.6 million, respectively, for the services provided by Comverse under this agreement. There were no such expenses incurred for the year ended January 31, 2009, as this agreement was terminated effective July 31, 2007.

Enterprise Resource Planning Software Sharing Agreement
Under the Enterprise Resource Planning Software Sharing Agreement, Comverse Ltd., a subsidiary of Comverse, formerly provided us with shared access to its enterprise resource planning (“ERP”) and customer relationship management (“CRM”) software for the operation of our business. During the quarter ended October 31, 2007, we completed a separation from Comverse’s ERP/CRM system and fully transitioned to our own internal ERP/CRM system. No expenses were incurred under this agreement for the year ended January 31, 2009. For the years ended January 31, 2008 and 2007, we recorded expenses of $0.4 million, and $0.2 million, respectively, for the services under this agreement.
Satellite Services Agreement
Under the Satellite Services Agreement, Comverse Inc., a subsidiary of Comverse, provides us with the exclusive use of the services of specified employees and facilities of Comverse Inc. located in countries where we do not have our own legal presence or facilities. The fee for this service is equal to the expenses Comverse Inc. incurs in providing these services plus ten percent. For the years ended January 31, 2009, 2008, and 2007, we recorded expenses of $0.6 million, $1.1 million, and $2.9 million, respectively, for the services provided by Comverse Inc. under this agreement. We anticipate that we will continue to use some level of services under this agreement in the future.
Federal Income Tax Sharing Agreement
We are party to a tax sharing agreement with Comverse which applies to periods prior to our IPO in which we were included in Comverse’s consolidated federal tax return. By virtue of its controlling ownership and this tax sharing agreement, Comverse effectively controlled all of our tax decisions for periods ending prior to the completion of our IPO, which took place in May 2002. Under the agreement, for periods during which we were included in Comverse’s consolidated tax return, we were required to pay Comverse an amount equal to the tax liability we would have owed, if any, had we filed a federal tax return on our own, as computed by Comverse in its reasonable discretion. Under the agreement, we were not entitled to receive any payments from Comverse in respect of, or to otherwise take advantage of, any loss resulting from the calculation of our separate tax liability. The tax sharing agreement also provided for certain payments in the event of adjustments to the group’s tax liability. The tax sharing agreement continues in effect until 60 days after the expiration of the applicable statute of limitations for the final year in which we were part of the Comverse consolidated group for tax purposes.

16. Commitments and Contingencies
Operating Leases
We lease office, manufacturing, and warehouse space, as well as certain equipment, under non-cancelable operating lease agreements. Terms of the leases, including renewal options and escalation clauses, vary by lease. When determining the term of a lease, we include renewal options that are reasonably assured. The lease agreements generally provide that we pay taxes, insurance, and maintenance expenses related to the leased assets over the initial lease term and those renewal periods that are reasonably assured.
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
Rent expense incurred under all operating leases was $13.9 million, $12.5 million, and $7.8 million for the years ended January 31, 2009, 2008, and 2007, respectively.
As of January 31, 2009, our minimum future rentals under non-cancelable operating leases were as follows:

(in thousands)
For the Years Ended January 31,	Amount
2010	$11,660
2011	10,423
2012	9,968
2013	9,249
2014	6,124
2015 and thereafter	6,378

Total	$53,802

During the year ended January 31, 2008, we entered into a non-cancelable operating sublease with a third party to rent space in a location previously utilized by us as a warehouse facility. We received rental payments totaling $0.1 million during the year ended January 31, 2009 and expect to receive $0.2 million over the next 22 months related to the sublease. We had no material sublease arrangements prior to May 2007.
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

As of January 31, 2009, our unconditional purchase obligations totaled approximately $24.4 million, the majority of which were scheduled to occur within the subsequent twelve months. Due to the relatively short life of the obligations, the carrying value approximates their fair value at January 31, 2009.
Warranty Liability
The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, for each of the years ended January 31, 2009 and 2008.

	For the Years Ended January 31,
(in thousands)	2009	2008	2007
Warranty liability, beginning of year	$1,874	$2,521	$2,237
Provision charged to expenses	483	266	385
Warranty charges	(1,115)	(989)	(364)
Foreign currency translation and other	(54)	76	263

Warranty liability, end of year	$1,188	$1,874	$2,521

We accrue for warranty costs as part of our cost of revenue based on associated product costs, labor costs, and associated overhead. Our Workforce Optimization solutions are sold with a warranty of generally one year on hardware and 90 days for software. Our Video Intelligence solutions and Communications Intelligence solutions are sold with warranties that typically range in duration of from 90 days to 3 years, and in some cases longer.
Licenses and Royalties
We license certain technology and pay royalties under such licenses and other agreements entered into in connection with research and development activities. As discussed in Note 11, “Research and Development, Net”, prior to calendar 2006, we historically paid royalties to the OCS based on the sales of products successfully developed under the OCS program. On July 31, 2006, we finalized an arrangement with the OCS pursuant to which we exited the royalty-bearing funding program.
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

Preferred Stock Dividends, Conversion, and Redemption
On May 25, 2007, in connection with our acquisition of Witness, we entered into the Securities Purchase Agreement under which Comverse purchased, for cash, an aggregate of 293,000 shares of our preferred stock, for $293.0 million. Upon a fundamental change event, as defined, and subject to certain exceptions, the holders of the preferred stock would have the right to require us to purchase the preferred stock for 100% of the liquidation preference then in effect. Fundamental change events include the sale of substantially all of our assets, and certain changes in beneficial ownership, board of directors’ representation, and business reorganizations. Further information regarding the terms of the preferred stock, including liquidation preferences, dividends, conversion, and redemption rights are included in Note 8, “Convertible Preferred Stock”.
Off-Balance Sheet Risk
In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2009, we had approximately $8.7 million of outstanding letters of credit and surety bonds relating to these performance guarantees. As of January 31, 2009, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on our consolidated results of operations, financial position, or cash flows. Our historical non-compliance with our performance obligations has been insignificant.
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

We are party to a business opportunities agreement with Comverse which addresses potential conflicts of interest between Comverse and us. This agreement allocates between Comverse and us opportunities to pursue transactions or matters that, absent such allocation, could constitute corporate opportunities of both companies. Under the agreement, each party is precluded from pursuing opportunities it may become aware of which are offered to an employee of the other party, even if such employee serves as a director of the other entity. We have agreed to indemnify Comverse and its directors, officers, employees, and agents against any liabilities as a result of any claim that any provision of the agreement, or the failure to offer any business opportunity to us, violates or breaches any duty that may be owed to us by Comverse or any such person. Unless earlier terminated by the parties, the agreement will remain in place until Comverse no longer holds 20% of our voting power and no one on our board is a director or employee of Comverse.
Litigation
Comverse Investigation-Related Matters
On December 17, 2009, Comverse entered into agreements to settle the following lawsuits previously disclosed by Comverse relating to the matters involved in the Comverse Special Committee investigation which had been brought against Comverse and certain former officers and directors of Comverse: (a) a consolidated shareholder class action before the U.S. District Court for the Eastern District of New York, In re Comverse Technology, Inc. Securities Litigation; (b) a shareholder derivative action before the U.S. District Court for the Eastern District of New York, In re Comverse Technology, Inc. Derivative Litigation; and (c) a shareholder derivative action before the New York State Supreme Court, Appellate Division, First Department, In re Comverse Technology, Inc. Derivative Litigation.
On April 2, 2010, the U.S. District Court for the Eastern District of New York issued orders in the shareholder class action and derivative action granting preliminary approval of the settlement agreements in those actions. The court has scheduled a settlement hearing to be held on June 21, 2010 that will, among other things, consider orders and final judgments dismissing those derivative actions with prejudice.
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
The federal shareholder derivative suit alleged that the defendants breached their fiduciary duties beginning in 1994 by: (a) allowing and participating in a scheme to backdate the grant dates of employee stock options to improperly benefit Comverse’s executives and certain directors; (b) allowing insiders, including certain of the defendants, to personally profit by trading Comverse’s stock while in possession of material inside information; (c) failing to properly oversee or implement procedures to detect and prevent such improper practices; (d) causing Comverse to issue materially false and misleading proxy statements, as well as causing Comverse to file other false and misleading documents with the SEC; and (e) exposing Comverse to civil liability. The plaintiffs originally filed suit on April 20, 2006. The Consolidated, Amended, and Verified Shareholder Derivative Complaint, filed on October 6, 2006, sought unspecified damages, injunctive relief, including restricting the proceeds of the defendants’ trading activities and other assets, setting aside the election of the defendant directors to the Comverse board of directors, and costs and attorneys’ fees. On December 21, 2007, motions to dismiss the federal shareholder derivative suit were fully briefed on behalf of Comverse as well as the individual defendants, including Mr. Nissim and Mr. Bodner. No decision had been rendered on these motions to dismiss as of the signing of the settlement agreements or as of the filing date of this report.

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
Comverse was also the subject of an SEC investigation and resulting civil action regarding the improper backdating of stock options and other accounting practices, including the improper establishment, maintenance, and release of reserves, the reclassification of certain expenses, and the calculation of backlog of sales orders. On June 18, 2009, Comverse announced that it had reached a settlement with the SEC on these matters without admitting or denying the allegations of the SEC complaint.
Verint Investigation-Related Matters
On July 20, 2006, we announced that, in connection with the SEC investigation into Comverse’s past stock option grants that was in process at that time, we had received a letter requesting that we voluntarily provide to the SEC certain documents and information related to our own stock option grants and practices. We voluntarily responded to this request. On April 9, 2008, as we previously reported, we received a “Wells Notice” from the staff of the SEC arising from the staff’s investigation of our past stock option grant practices and certain unrelated accounting matters. These accounting matters were also the subject of our internal investigation. On March 3, 2010, the SEC filed a settled enforcement action against us in the United States District Court for the Eastern District of New York relating to certain of our accounting reserve practices. Without admitting or denying the allegations in the SEC’s Complaint, we consented to the issuance of a Final Judgment permanently enjoining us from violating Section 17(a) of the Securities Act, Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rules 13a-1 and 13a-13 thereunder. The settled SEC action did not require us to pay any monetary penalty and sought no relief beyond the entry of a permanent injunction. The SEC’s related press release noted that, in accepting the settlement offer, the SEC considered our remediation and cooperation in the SEC’s investigation. The settlement was approved by the United States District Court for the Eastern District of New York on March 9, 2010.

On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file periodic reports under the Exchange Act. Under the SEC’s Wells process, recipients of a Wells Notice have the opportunity to make a Wells Submission before the SEC staff makes a recommendation to the SEC regarding what action, if any, should be brought by the SEC. After considering our Wells Submission, on March 3, 2010, the SEC issued an Order Instituting Proceedings (“OIP”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. On March 26, 2010, we filed our Answer to the OIP. On March 30, 2010, the Administrative Law Judge issued an amended procedural order scheduling the completion of briefing for June 1, 2010. We are currently evaluating all available procedural remedies, and intend to defend against the possible suspension or revocation of the registration of our common stock.
On March 26, 2009, a motion to approve a class action lawsuit (the “Labor Motion”) and the class action lawsuit itself (the “Labor Class Action”) (Labor Case No. 4186/09) were filed against our subsidiary, Verint Systems Limited (“VSL”), by a former employee of VSL, Orit Deutsch, in the Tel Aviv Labor Court. Ms. Deutsch purports to represent a class of our employees and ex-employees who were granted options to buy shares of Verint and to whom, allegedly, damages were caused as a result of the blocking of the ability to exercise Verint options by our employees or ex-employees. The Labor Motion and the Labor Class Action both claim that we are responsible for the alleged damages due to our status as employer and that the blocking of Verint options from being exercised constitutes default of the employment agreements between the members of the class and VSL. The Labor Class Action seeks compensatory damages for the entire class in an unspecified amount. On July 9, 2009, we filed a motion for summary dismissal and alternatively for the stay of the Labor Motion. A preliminary session was held on July 12, 2009. Ms. Deutsch filed her response to our response on November 10, 2009. On February 8, 2010, the Tel Aviv Labor Court dismissed the case for lack of material jurisdiction and ruled that it will be transferred to the District Court in Tel Aviv.
Witness Investigation-Related Matters
At the time of our May 25, 2007 acquisition of Witness, Witness was subject to a number of proceedings relating to a stock options backdating internal investigation undertaken and publicly disclosed by Witness prior to the acquisition. The following is a summary of those proceedings and developments since the date of the acquisition.

On August 29, 2006, A. Edward Miller filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of Georgia, Atlanta Division, naming Witness as a nominal defendant and naming all of Witness’ directors and a number of its officers as defendants (Miller v. Gould, et al., Civil Action No. 1:06-CV-2039 (N.D. Ga.)). The complaint alleged purported violations of federal and state law, and violations of certain anti-fraud provisions of the federal securities laws (including Sections 10(b) and 14(a) of the Exchange Act and Rules 10b-5 and 14a-9 thereunder) in connection with certain stock option grants made by Witness. The complaint sought monetary damages in unspecified amounts, disgorgement of profits, an accounting, rescission of stock option grants, imposition of a constructive trust over the defendants’ stock options and proceeds derived therefrom, punitive damages, reimbursement of attorneys’ fees and other costs and expenses, an order directing Witness to adopt or put to a stockholder vote various proposals relating to corporate governance, and other relief as determined by the court. On March 11, 2009, the Court granted defendants’ motion to dismiss the complaint in its entirety, with prejudice. Plaintiff did not file an appeal and the time to do so under the federal rules has elapsed.
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

On October 18, 2005, the Administrative Court of Appeals of Athens entered a final, non-appealable verdict against our wholly owned subsidiary, Verint Systems UK Ltd. (formerly Comverse Infosys UK Limited) (“Verint UK”), in a dispute between Verint UK and its former customer, the Greek Civil Aviation Authority, which began in June 1999. The Greek Civil Aviation Authority had claimed that the equipment provided to it by Verint UK did not operate properly. The verdict did not contain a calculation of the monetary judgment, however, we estimated the amount at approximately $2.6 million based on an earlier decision in the case, exclusive of any interest which may be assessed on the judgment based on the passage of time. The Greek government must seek enforcement of this judgment in the United Kingdom. To date this judgment has not been enforced and we have made no payments.
Witness Patent Litigation
NICE Systems Ltd. Settlement Agreement
On August 1, 2008, we reached a settlement agreement with NICE Systems Ltd. (“NICE”) to resolve all patent litigations between NICE and Witness in existence at that time. The following is a summary of these litigations, each of which was formally terminated by the applicable court between August 8, 2008 and August 13, 2008:
•	Suit filed on July 20, 2004 in the U.S. District Court for the Southern District of New York by STS Software Systems Ltd. (“STS Software”), a wholly owned subsidiary of NICE and declaratory judgment action filed the same day by Witness against STS Software in the U.S. District Court for the Northern District Georgia. These two cases were consolidated to the Northern District of Georgia, where STS Software asserted that certain Witness recording products infringed on claims of U.S. Patent Nos. 6,122,665; 6,865,604; 6,871,229; and 6,880,004 relating to Voice over Internet Protocol (“VoIP”) technology and sought only injunctive relief. A bench trial was held from March 17-21, 2008. On May 23, 2008, the court entered a judgment of non-infringement in our favor.

•	Suit filed on August 30, 2004, in the U.S. District Court for the Northern District of Georgia, Atlanta Division, by Witness against NICE Systems, Inc., a wholly owned subsidiary of NICE. Witness asserted that NICE’s screen capture products infringed on claims of U.S. Patent Nos. 5,790,790 and 6,510,220. The case was consolidated with a separate February 24, 2005 suit filed by Witness against NICE alleging infringement on the same patents. We were waiting on the court to assign a trial date at the time of the settlement.

•	Suit filed on January 19, 2006, in the U.S. District Court for the Northern District of Georgia, Atlanta Division, by Witness against NICE. Witness asserted that NICE’s speech analytics products infringed on claims of U.S. Patent No. 6,404,857. A jury trial was held from May 12-16, 2008 and the jury returned a verdict in our favor and against NICE on the claims of infringement. The jury also awarded us $3.3 million in damages; however, this award was superseded by the terms of the settlement disclosed above.

•	Suit filed on May 10, 2006, in the U.S. District Court for the District of Delaware by NICE against Witness seeking monetary damages and injunctive relief. NICE asserted that various Witness recording products infringed on claims of U.S. Patent Nos. 5,274,738; 5,396,371; 5,819,005; 6,249,570; 6,728,345; 6,775,372; 6,785,370; 6,870,920; 6,959,079; and 7,010,109. These patents cover various aspects for recording customer interaction communications and traditional call logging. A jury trial was held from January 14-22, 2008, and the jury was unable to reach a verdict, resulting in a mistrial.

•	Declaratory judgment action filed on December 27, 2006, in the U.S. District Court for the Northern District of Georgia by NICE against Witness seeking a declaration that the claims of U.S. Patent No. 6,757,361 (relating to speech analytics) were invalid and that NICE has not infringed this patent. The Court granted our motion to dismiss the case for lack of subject matter jurisdiction on August 10, 2007.
From time to time we or our subsidiaries may be involved in other legal proceedings and/or litigation arising in the ordinary course of our business that might impact our financial position, our results of operations, or our cash flows.
17. Segment, Geographic, and Significant Customer Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the enterprise’s chief operating decision maker (“CODM”), or decision making group, in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer is our CODM.
We conduct our business in three operating segments — Enterprise Workforce Optimization Solutions (“Workforce Optimization”), Video Intelligence Solutions (“Video Intelligence”), and Communications Intelligence and Investigative Solutions (“Communications Intelligence”).
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

We measure the performance of our operating segments based upon operating segment revenue and operating segment contribution. Operating segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, research and development and selling, marketing, and administrative expenses. We do not allocate our shared expenses, which include the majority of general and administrative expenses, facilities and communication expenses, purchasing expenses, manufacturing support and logistic expenses, depreciation and amortization, amortization of capitalized software development costs, stock-based compensation, and special charges such as restructuring and integration expenses. These expenses are included in the unallocated expenses section of the table presented below. Revenue from transactions between our operating segments is not material.
The accounting policies used to determine the performance of the operating segments are the same as those described in the summary of significant accounting policies in Note 1, “Summary of Significant Accounting Policies”.
With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment. Consequently, it is not practical to present assets by operating segment. The allocation of goodwill and acquired intangible assets by operating segment appears in Note 5, “Intangible Assets and Goodwill”.

Operating results by segment for the years ended January 31, 2009, 2008, and 2007 were as follows:

(in thousands)	Workforce	Video	Communications
For the Years Ended January 31,	Optimization	Intelligence	Intelligence	Total
2009
Revenue	$352,367	$127,012	$190,165	$669,544

Revenue adjustment	5,890	—	—	5,890

Segment revenue	$358,257	$127,012	$190,165	$675,434

Segment contribution	$139,375	$28,013	$65,987	233,375

Unallocated expenses:
Amortization of other acquired intangible assets				34,273
Impairments of goodwill and other acquired intangible assets				25,961
Stock-based compensation				35,990
Integration, restructuring and other, net				4,654
Other common expenses				147,523

Operating loss				(15,026)
Other expense, net				(43,880)

Loss before taxes and noncontrolling interest				$(58,906)

2008
Revenue	$260,938	$147,225	$126,380	$534,543

Revenue adjustment	37,254	—	—	37,254

Segment revenue	$298,192	$147,225	$126,380	$571,797

Segment contribution	$112,856	$37,213	$40,173	190,242

Unallocated expenses:
Amortization of other acquired intangible assets				27,249
Impairments of goodwill and other acquired intangible assets				23,370
Stock-based compensation				31,048
Integration, restructuring and other, net				22,996
Other common expenses				200,209

Operating loss				(114,630)
Other expense, net				(55,186)

Loss before taxes and noncontrolling interest				$(169,816)

2007
Revenue	$125,982	$122,681	$120,115	$368,778

Segment contribution	$43,357	$23,670	$38,489	105,516

Unallocated expenses:
Amortization of other acquired intangible assets				6,889
Impairments of goodwill and other acquired intangible assets				24,729
Stock-based compensation				18,615
Settlement with OCS				19,158
Integration, restructuring and other, net				(765)
Other common expenses				84,143

Operating loss				(47,253)
Other income, net				7,796

Loss before taxes and noncontrolling interest				$(39,457)

Workforce Optimization segment revenue reviewed by the CODM includes $5.9 million for the year ended January 31, 2009 and $37.3 million for the year ended January 31, 2008, of additional revenue, primarily related to deferred maintenance and service revenue not recognizable in our GAAP revenue as a result of purchase accounting following our May 2007 acquisition of Witness. We include this additional revenue within our segment revenue because it better reflects our ongoing maintenance and service revenue stream. For additional details, see Note 4, “Business Combinations”.
The significant increase in unallocated expenses during the years ended January 31, 2009 and January 31, 2008 reflects higher stock-based compensation costs, higher amortization of intangible assets, higher general and administrative expenses, and certain restructuring, integration, and litigation costs, all associated with the acquisition of Witness.
Unallocated expenses for the years ended January 31, 2009 and January 31, 2008 also include considerably higher professional fees and other costs associated with our internal investigation, restatement process, and other activities associated with our efforts to prepare and file our delinquent financial reports with the SEC, compared to such fees and costs incurred for the year ended January 31, 2007.
Geographic Information
Revenue by major geographic region is based upon the geographic location of the customers who purchase our products. The geographic locations of distributors, resellers, and systems integrators who purchase and resell our products may be different from the geographic locations of end customers. The information below summarizes revenue to unaffiliated customers by geographic area for the years ended January 31, 2009, 2008, and 2007:

	For the Years Ended January 31,
(in thousands)	2009	2008	2007
United States	$304,602	$245,836	$141,457
United Kingdom	77,213	73,437	40,959
Other	287,729	215,270	186,362

Total revenue	$669,544	$534,543	$368,778

Our long-lived assets primarily consist of net property and equipment, goodwill and other intangible assets, capitalized software development costs, deferred cost of revenue, and deferred income taxes. We believe that our tangible long-lived assets, which consist of our net property and equipment, are exposed to greater geographic area risks and uncertainties than intangible assets and long-term cost deferrals, because these tangible assets are difficult to move and are relatively illiquid.

Property and equipment, net by geographic area consists of the following as of January 31, 2009 and 2008:

	As of January 31,
(in thousands)	2009	2008
United States	$10,566	$12,740
Israel	12,274	12,656
Germany	2,537	3,535
United Kindgom	1,494	2,431
Canada	1,405	2,014
Other	2,268	2,939

Total property and equipment, net	$30,544	$36,315

Significant Customers
No single customer accounted for more than 10% of our total revenue during any of the years ended January 31, 2009, 2008, and 2007.
18. Subsequent Events
Wells Notices
On April 9, 2008, as we previously reported, we received a “Wells Notice” from the staff of the SEC arising from the staff’s investigation of our past stock option grant practices and certain unrelated accounting matters. These accounting matters were also the subject of our internal investigation. On March 3, 2010, the SEC filed a settled enforcement action against us in the United States District Court for the Eastern District of New York relating to certain of our accounting reserve practices. Without admitting or denying the allegations in the SEC’s Complaint, we consented to the issuance of a Final Judgment permanently enjoining us from violating Section 17(a) of the Securities Act, Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act, and Rules 13a-1 and 13a-13 thereunder. The settled SEC action did not require us to pay any monetary penalty and sought no relief beyond the entry of a permanent injunction. The SEC’s related press release noted that, in accepting the settlement offer, the SEC considered our remediation and cooperation in the SEC’s investigation. The settlement was approved by the United States District Court for the Eastern District of New York on March 9, 2010.
On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file periodic reports under the Exchange Act. Under the SEC’s Wells process, recipients of a Wells Notice have the opportunity to make a Wells Submission before the SEC staff makes a recommendation to the SEC regarding what action, if any, should be brought by the SEC. After considering our Wells Submission, on March 3, 2010, the SEC issued an OIP pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. On March 26, 2010, we filed our Answer to the OIP. On March 30, 2010, the Administrative Law Judge issued an amended procedural order scheduling the completion of briefing for June 1, 2010. We are currently evaluating the Section 12(j) OIP, including available procedural remedies, and intend to defend against the possible suspension or revocation of the registration of our common stock.

Business Combination
On February 4, 2010, our wholly owned subsidiary, Verint Americas Inc., (“Verint Americas”), acquired all of the outstanding shares of Iontas Limited (“Iontas”), a privately held provider of desktop analytics solutions. Prior to this acquisition, we licensed certain technology from Iontas, whose solutions measure application usage and analyze workflows to help improve staff performance in contact center, branch, and back-office operations environments. We acquired Iontas for approximately $15.2 million in cash (net of cash acquired) and potential additional earn-out payments of up to $3.8 million, tied to certain targets being achieved over the next two years. The initial purchase price allocation for this acquisition is not yet available, as we have not completed the appraisals necessary to assess the fair values of the tangible and identified intangible assets acquired and liabilities assumed, the assets and liabilities arising from contingencies (if any), and the amount of goodwill to be recognized as of the acquisition date.
19. Selected Quarterly Financial Information (Unaudited)
Summarized consolidated quarterly financial information for the years ended January 31, 2009 and 2008 appears in the following tables:

	For the Quarters Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2008	2008	2008	2009
Revenue	$154,954	$166,025	$157,867	$190,698
Gross profit	91,766	99,883	96,085	123,560
Loss before income taxes and noncontrolling interest	(23,071)	(14,974)	(11,000)	(9,861)
Net loss	(25,297)	(15,087)	(21,136)	(18,868)
Net loss applicable to common shares	(28,458)	(18,353)	(24,437)	(22,204)

Basic and diluted net loss per share	$(0.88)	$(0.57)	$(0.75)	$(0.68)

	For the Quarters Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2007	2007	2007	2008
Revenue	$89,371	$128,325	$158,135	$158,712
Gross profit	48,721	70,056	91,246	94,478
Loss before income taxes and noncontrolling interest	(11,611)	(44,691)	(34,869)	(78,645)
Net loss	(9,207)	(75,611)	(35,101)	(78,690)
Net loss applicable to common shares	(9,207)	(77,931)	(38,265)	(81,887)

Basic and diluted net loss per share	$(0.29)	$(2.42)	$(1.19)	$(2.54)

The May 2007 acquisition of Witness had significant impacts to our quarterly operating results beginning in the quarter ended July 31, 2007.
Quarterly operating results for the year ended January 31, 2009 include impacts from our acquisition of Witness, including impacts from the financing required for that acquisition, as follows:
•	amortization of intangible assets of $8.2 million, $8.0 million, $7.6 million and $7.3 million for the four quarterly periods ended January 31, 2009, respectively;

•	continuing integration costs incurred to support and facilitate the combination of Verint and Witness into a single organization, of $1.2 million, $0.9 million, $0.8 million, and $0.3 million for the four quarterly periods ended January 31, 2009, respectively;

•	legal fees associated with pre-existing litigation between Witness and a competitor of $3.5 million, $1.7 million, and $0.2 million for the three quarterly periods ended October 31, 2008, respectively, and a $9.7 million recovery pursuant to the settlement of this litigation in the quarter ended July 31, 2008;

•	interest expense on our term loan and revolving credit agreement of $9.4 million, $9.2 million, $9.3 million, and $7.3 million for the four quarterly periods ended January 31, 2009, respectively;

•	realized and unrealized gains (losses), net on our interest rate swap of $4.4 million, $2.5 million, $(8.2) million, and $(10.2) million for the four quarterly periods ended January 31, 2009, respectively.
We also recorded a non-cash charge to recognize impairments of goodwill of $26.0 million during the quarter ended January 31, 2009.

Quarterly operating results for the year ended January 31, 2008 include impacts from our acquisition of Witness, including impacts from the financing required for that acquisition, as follows:
•	an increase in revenue beginning in the quarter ended July 31, 2007;

•	amortization of intangible assets of $6.1 million, $8.3 million, and $8.2 million for the quarters ended July 31, 2007, October 31, 2007, and January 31, 2008, respectively;

•	a charge for in-process research and development of $6.4 million in the quarter ended July 31, 2007;

•	integration costs incurred to support and facilitate the combination of Verint and Witness into a single organization, of $0.2 million, $4.8 million, $3.2 million, and $2.8 million for the four quarterly periods ended January 31, 2008, respectively;

•	legal fees associated with pre-existing litigation between Witness and a competitor of $1.3 million, $2.4 million, and $5.0 million for the quarters ended July 31, 2007, October 31, 2007, and January 31, 2008, respectively;

•	interest expense on our term loan of $9.9 million, $12.6 million, and $11.9 million for the quarters ended July 31, 2007, October 31, 2007, and January 31, 2008, respectively;

•	realized and unrealized losses on our interest rate swap of $1.5 million, $6.9 million, and $20.8 million for the quarters ended July 31, 2007, October 31, 2007, and January 31, 2008, respectively;

•	unrealized gains on an embedded derivative financial instrument related to the variable dividend feature of our perpetual preferred stock of $0.8 million, $1.9 million, and $4.5 million for the quarters ended July 31, 2007, October 31, 2007, and January 31, 2008, respectively.
We also recorded a non-cash charge to recognize impairments of goodwill and long-lived intangible assets of $23.4 million during the quarter ended January 31, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERINT SYSTEMS INC. (Registrant)

April 7, 2010	By:	/s/ Dan Bodner
Dan Bodner, President and Chief Executive Officer

April 7, 2010	By:	/s/ Douglas E. Robinson
Douglas E. Robinson, Chief Financial Officer (Principal Financial Officer and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dan Bodner	April 7, 2010
Dan Bodner, Chief Executive Officer and President; Director of Verint Systems Inc. (Principal Executive Officer)

/s/ Douglas E. Robinson	April 7, 2010
Douglas E. Robinson, Chief Financial Officer of Verint Systems Inc. (Principal Financial Officer and Principal Accounting Officer)

/s/ Paul D. Baker	April 7, 2010
Paul D. Baker, Director of Verint Systems Inc.

/s/ John Bunyan	April 7, 2010
John Bunyan, Director of Verint Systems Inc.

/s/ Andre Dahan	April 7, 2010
Andre Dahan, Chairman of the Board of Directors of Verint Systems Inc.

/s/ Victor A. DeMarines	April 7, 2010
Victor A. DeMarines, Director of Verint Systems Inc.

/s/ Kenneth A. Minihan	April 7, 2010
Kenneth A. Minihan, Director of Verint Systems Inc.

/s/ Larry Myers	April 7, 2010
Larry Myers, Director of Verint Systems Inc.

/s/ Howard Safir	April 7, 2010
Howard Safir, Director of Verint Systems Inc.

/s/ Shefali Shah	April 7, 2010
Shefali Shah, Director of Verint Systems Inc.

/s/ Stephen M. Swad	April 7, 2010
Stephen M. Swad, Director of Verint Systems Inc.

/s/ Lauren Wright	April 7, 2010
Lauren Wright, Director of Verint Systems Inc.