Form 10-K
period 2010-01-31
VERINT SYSTEMS INC
filed 2010-05-19
CIK 1166388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended January 31, 2010
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
Yes ☐     No ☑
The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the Pink OTC Markets Inc. on the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2009) was approximately $164,374,652.
There were 32,802,402 shares of the registrant’s common stock outstanding on April 30, 2010.

i

Cautionary Note on Forward-Looking Statements
Certain statements discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurances that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:
•	risks relating to the filing of our Securities and Exchange Commission (“SEC”) reports, including the occurrence of known contingencies or unforeseen events that could delay our plan for completion of our outstanding and future financial statements, management distraction, and significant expense;
•	risk associated with the SEC’s initiation of an administrative proceeding on March 3, 2010 to suspend or revoke the registration of our common stock under the Exchange Act due to our previous failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005;
•	risks related to the announcement by Standard & Poor’s (“S&P”) on January 29, 2010 that our credit rating had been placed on CreditWatch Developing, or that S&P could downgrade our credit rating;
•	risks associated with being a consolidated, controlled subsidiary of Comverse Technology, Inc. (“Comverse”) and formerly part of Comverse’s consolidated tax group, including risk of any future impact on us resulting from Comverse’s special committee investigation and restatement or related effects, and risks related to our dependence on Comverse to provide us with accurate financial information, including with respect to stock-based compensation expense and net operating loss carryforwards (“NOLs”) for our financial statements;
•	uncertainty regarding the impact of general economic conditions, particularly in information technology spending, on our business;

•	risk that our financial results will cause us not to be compliant with the leverage ratio covenant under our credit facility or that any delays in the filing of future SEC reports could cause us not to be compliant with the financial statement delivery covenant under our credit facility;
•	risk that customers or partners delay or cancel orders or are unable to honor contractual commitments due to liquidity issues, challenges in their business, or otherwise;
•	risk that we will experience liquidity or working capital issues and related risk that financing sources will be unavailable to us on reasonable terms or at all;
•	uncertainty regarding the future impact on our business of our internal investigation, restatement, extended filing delay, and the SEC’s administrative proceeding, including customer, partner, employee, and investor concern and potential customer and partner transaction deferrals or losses;
•	risks relating to the remediation or inability to adequately remediate material weaknesses in our internal controls over financial reporting and relating to the proper application of highly complex accounting rules and pronouncements in order to produce accurate SEC reports on a timely basis;
•	risks relating to our implementation and maintenance of adequate systems and internal controls for our current and future operations and reporting needs;
•	risk of possible future restatements if the special processes used to prepare the financial statements contained in this report or the regular recurring processes that will be used to produce future SEC reports are inadequate;
•	risk associated with current or future regulatory actions or private litigations relating to our internal investigation, restatement, or delay in timely making required SEC filings;
•	risk that we will be unable to re-list our common stock on NASDAQ or another national securities exchange and maintain such listing;
•	risks associated with Comverse controlling our board of directors and a majority of our common stock (and therefore the results of any significant stockholder vote);
•	risks associated with significant leverage, resulting from our current debt position;
•	risks due to aggressive competition in all of our markets, including with respect to maintaining margins and sufficient levels of investment in the business and with respect to introducing quality products which achieve market acceptance;
•	risks created by continued consolidation of competitors or introduction of large competitors in our markets with greater resources than us;

•	risks associated with significant foreign and international operations, including exposure to fluctuations in exchange rates;
•	risks associated with complex and changing local and foreign regulatory environments;
•	risks associated with our ability to recruit and retain qualified personnel in all geographies in which we operate;
•	challenges in accurately forecasting revenue and expenses;
•	risks associated with acquisitions and related system integrations;
•	risks relating to our ability to improve our infrastructure to support growth;
•	risks that our intellectual property rights may not be adequate to protect our business or that others may make claims on our intellectual property or claim infringement on their intellectual property rights;
•	risks associated with a significant amount of our business coming from domestic and foreign government customers;
•	risk that we improperly handle sensitive or confidential information or perception of such mishandling;
•	risks associated with dependence on a limited number of suppliers for certain components of our products;
•	risk that we are unable to maintain and enhance relationships with key resellers, partners, and systems integrators; and
•	risk that use of our NOLs or other tax benefits may be restricted or eliminated in the future.
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

PART I
Item 1. Business
Our Company
Verint® Systems Inc. (together with its consolidated subsidiaries, “Verint”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) is a global leader in Actionable Intelligence® solutions and value-added services. Our solutions enable organizations of all sizes to make timely and effective decisions to improve enterprise performance and make the world a safer place. More than 10,000 organizations in over 150 countries — including over 80% of the Fortune 100 — use Verint solutions to capture, distill, and analyze complex and underused information sources, such as voice, video, and unstructured text.
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
Adoption of Workforce Optimization Across the Enterprise
Workforce optimization solutions have traditionally been deployed in contact centers. However, many customer service employees work in other areas of the enterprise, such as the back office and branch and remote office locations. Today, we believe that certain enterprises show increased interest in deploying certain workforce optimization applications, such as staff scheduling and desktop and process analytics, outside the contact center to enable the same type of performance measurement that has historically been available in the contact center, with the goal of improving customer service and performance across the enterprise.

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

Our data analytics apply our data mining technology to call-related and call-content information (metadata) and call content, as well as to productivity, quality, and customer experience metrics, to help enterprises identify hidden service and quality issues, determine the causes, and correct them.

Our customer feedback analytics help enterprises efficiently survey customers via Interactive Voice Response (“IVR”), Web, or email in order to gather customer feedback on products, processes, agent performance, and customer satisfaction and loyalty.

Solution	Description
Performance Management	Provides a comprehensive view of key performance indicators (“KPIs”), with performance scorecards and reports on customer interactions, customer experience trends, and contact center, back office, branch, remote office, and customer service staff performance.

eLearning and Coaching	Enables enterprises to deliver Web-based training to customer service staff desktops, including learning clips created from recordings and other customized materials targeted to staff needs and competencies.

Desktop and Process Analytics	Captures information from customer service employee interactions with their desktop applications to provide insights into productivity, training issues, process adherence, and bottlenecks.

Workforce Optimization for Small-to-Medium Sized Businesses (“SMB”)	Designed for smaller companies (with contact centers), which increasingly face the same business requirements as their larger competitors. Enables companies of all sizes to boost productivity, reduce attrition, capture and evaluate interactions, and satisfy compliance and risk management requirements in a cost-effective way.

Public Safety	Includes quality monitoring, speech analytics, and full-time and compliance recording solutions under the brand Impact 360 for Public Safety Powered by Audiolog™. Our public safety solution allows first responders (police, fire departments, emergency medical services, etc.) in the Security Intelligence market to deploy workforce optimization solutions to record, manage, and act on incoming assistance requests and related data.
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

Solution	Description
Communications Interception	Enables the interception, monitoring, and analysis of information collected from a wide range of communications networks, including fixed and mobile networks, IP networks, and the Internet. Includes lawful interception solutions designed to intercept specific target communications pursuant to legal warrants and mass interception solutions for investigating and proactively addressing criminal and terrorist threats.

Communications Service Provider Compliance	Enables communication service providers to collect and deliver to government agencies specific call-related and call-content information in compliance with CALEA, ETSI, and other compliance regulations and standards. Includes a scalable warrant and subpoena management system for efficient, cost-effective administration of legal warrants across multiple networks and sites.

Solution	Description
Mobile Location Tracking	Tracks the location of mobile network devices for intelligence and evidence gathering, with analytics and workflow designed to support investigative activities. Provides real-time tracking of multiple targets, real-time alerts, and investigative capabilities, such as geospatial fencing and events correlation.

Fusion and Investigation Management	Fuses data gathered from multiple database sources, with link analysis, adaptable investigative workflow, and analytics to improve investigation efficiency and productivity. Supports complex investigations that require expertise across various domains, involve multiple government agencies, and require significant resources and time.

Financial Crime Investigation	Helps law enforcement and government financial regulatory agencies investigate financial fraud, money laundering, and other financial crimes, as well as drug- and terror-related cases.

Web Intelligence	Increases the productivity and efficiency of investigations in which the Internet is the prime source of information. Features advanced data collection, text analysis, data enrichment, advanced analytics, and a clearly defined investigative workflow on a scalable platform.

Integrated Video Monitoring	Enables the scalable collection, storage, and analysis of video captured by surveillance systems and its integration with other sources of information, such as intercepted communications or location tracking data.

Tactical Communications Intelligence	Provides portable communications interception and location tracking capabilities for local use or integration with centralized monitoring systems, to support tactical field operations.
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
Customers
Our solutions are currently used by more than 10,000 organizations in over 150 countries. In the year ended January 31, 2010, we derived approximately 53%, 21%, and 26% of our revenue from the sales of our Workforce Optimization solutions, Video Intelligence solutions, and Communications Intelligence solutions, respectively. In the year ended January 31, 2009, we derived approximately 53%, 19%, and 28% of our revenue from the sales of our Workforce Optimization solutions, Video Intelligence solutions, and Communications Intelligence solutions, respectively. In the year ended January 31, 2008, we derived approximately 49%, 28%, and 23% of our revenue from the sales of our Workforce Optimization solutions, Video Intelligence solutions, and Communications Intelligence solutions, respectively.
In the year ended January 31, 2010, we derived approximately 55%, 25%, and 20% of our revenue from sales to end users in the Americas; Europe, the Middle East, and Africa (“EMEA”); and the Asia Pacific Region (“APAC”), respectively. In the year ended January 31, 2009, we derived approximately 52%, 32%, and 16% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively. In the year ended January 31, 2008, we derived approximately 52%, 33%, and 15% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively.

None of our customers, including system integrators, VARs, various local, regional, and national governments worldwide, and OEM partners, individually accounted for more than 10% of our revenue in the years ended January 31, 2010, 2009, and 2008. In some years, we have entered into one or more contracts with customers in our Video Intelligence segment or our Communications Intelligence segment the loss of which could have a material adverse effect on the segment. See Note 17, “Segment, Geographic, and Significant Customer Information” to the consolidated financial statements included in Item 15. Some of the customer engagements on which we work require us to have the necessary security credentials or to participate in the project through an approved legal entity. For a more detailed discussion of the risks associated with our government customers, see “Risk Factors — We are dependent on contracts with governments around the world for a significant portion of our revenue. These contracts expose us to additional business risks and compliance obligations” under Item 1A and “Risk Factors — U.S. and foreign governments could refuse to buy our Communications Intelligence solutions or could deactivate our security clearances in their countries thereby restricting or eliminating our ability to sell these solutions in those countries and perhaps other countries influenced by such a decision” under Item 1A.
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

To support these efforts, we make significant investments in research and development every year. In the years ended January 31, 2010, 2009, and 2008, we spent approximately $83.8 million, $88.3 million, and $87.7 million, respectively, on research and development, net. We allocate our research and development resources in response to market research and customer demand for additional features and solutions. Our development strategy involves rolling out initial releases of our products and adding features over time. We incorporate product feedback received from our customers into our product development process. While the majority of our products are developed internally, in some cases, we also acquire or license technologies, products, and applications from third parties based on timing and cost considerations.
As noted above, a significant portion of our research and development operations is located outside the United States. Historically, we have also derived benefits from participation in certain government-sponsored programs, including those of the Office of the Chief Scientist (“OCS”) of Israel and certain research and development programs in Canada, for the support of research and development activities conducted in those countries. The Israeli law under which these OCS grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel without permission from the OCS. See “Risk Factors — Research and development and tax benefits we receive in Israel may be reduced or eliminated in the future and our receipt of these benefits subjects us to certain restrictions” and “Risk Factors — Because we have significant foreign operations, we are subject to geopolitical and other risks that could materially adversely affect our business” under Item 1A for a discussion of these and other risks associated with our foreign operations.
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

Employees
As of January 31, 2010, we employed approximately 2,500 people, including part-time employees and certain contractors. Approximately 46%, 38%, 10%, and 6% of our employees are located in or report into the Americas, Israel, Europe, and APAC, respectively. As noted in the previous sentence, these percentages include personnel who are physically located outside of the specified region but who report into that region, which reflects the way management operates the business.
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
Competition
We face strong competition in all of our markets, and we expect that competition will persist and intensify. In our Workforce Optimization segment, our competitors are Aspect Software, Inc., Autonomy Corp., Genesys Telecommunications, NICE Systems Ltd (“NICE”), and many smaller companies, which can vary across regions. In our Video Intelligence segment, our competitors include Dedicated Microcomputer Limited, Genetec Inc., March Networks Corporation, Milestone Systems A/S, NICE, and Pelco, Inc. (a division of Schneider Electric Limited); divisions of larger companies, including Bosch Security Systems, Cisco Systems, Inc., United Technologies Corp., Honeywell International Inc., and many smaller companies, which can vary across regions. In our Communications Intelligence segment, our primary competitors are Aqsacom Inc., ETI, JSI Telecom, NICE, Pen-Link, Ltd., RCS S.R.L., Trovicor, SS8 Networks, Inc., Utimaco (a division of Sophos, Plc), and many smaller companies, which can vary across regions. Some of our competitors have superior brand recognition and greater financial resources than we do, which may enable them to increase their market share at our expense. Furthermore, we expect that competition will increase as other established and emerging companies enter IP markets and as new products, services, and technologies are introduced.
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
Recent Developments
The following summaries describe the significant developments that occurred subsequent to January 31, 2010.
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
On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file our periodic reports under the Exchange Act. On March 3, 2010 the SEC issued an Order Instituting Proceedings (“OIP”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our previous failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. We are currently evaluating the Section 12(j) OIP, including available procedural remedies, and intend to defend against the possible suspension or revocation of the registration of our common stock.
Amendment to Credit Agreement
On April 27, 2010, we entered into an amendment to our credit agreement to extend the due date for delivery of audited consolidated financial statements and related documentation for the year ended January 31, 2010 from May 1, 2010 to June 1, 2010. In consideration for this amendment, we paid $0.9 million.

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
Risks Related to Our Internal Investigation, Restatement, Internal Controls, and Ownership
Following the filing of this report, we face challenges in completing our Form 10-Q filings for the year ended January 31, 2010 and future SEC filings, we cannot assure you when we will complete these filings, and we are likely to continue to face challenges until we come into compliance with our reporting obligations and re-list our common stock.
Although we have completed our annual reports covering periods through the end of our most recent fiscal year, we continue to face challenges with regard to completing our Forms 10-Q for the year ended January 31, 2010 and timely completing our future SEC filings. We cannot assure you that we will be able to complete these historical Forms 10-Q or future required filings prior to the conclusion of the SEC administrative proceeding to suspend or revoke the registration of our common stock, described below. Until we are able to come into compliance with our reporting obligations and re-list our common stock, we expect to continue to face many of the risks and challenges we have experienced during our extended filing delay period, including:
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

Even if we come into compliance with our reporting obligations and our common stock is re-listed on NASDAQ or another national securities exchange, we cannot assure you that all of the risks and challenges described above will be eliminated. For example, we cannot assure you that lost business opportunities can be recaptured or that general reputational harm will not persist. If we are unable to complete our remaining filings and complete any future required filings prior to the conclusion of the SEC administrative proceeding to suspend or revoke the registration of our common stock described below, are unable to re-list our common stock, or if one or more of the foregoing risks or challenges persist even after we have done so, our business, results of operations, and financial condition are likely to be materially and adversely affected.
We have identified material weaknesses in our internal control over financial reporting as of January 31, 2010 that, if not remedied, could result in a failure to prevent or timely detect a material misstatement of our annual or interim financial statements.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(e) promulgated under the Exchange Act. Our management evaluated the design and effectiveness of our internal control over financial reporting as of January 31, 2010 and identified material weaknesses related to monitoring, financial reporting, revenue and cost of revenue, and income taxes. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of January 31, 2010. For further information about these material weaknesses, please see “Controls and Procedures” under Item 9A.
We have implemented and continue to implement remedial measures designed to address the material weaknesses identified as of January 31, 2010. If these remedial measures are insufficient to address the identified material weaknesses, or if additional material weaknesses in our internal control are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, and we may be subject to litigation. Any failure to address the identified material weaknesses or any additional material weaknesses in our internal control would also adversely affect the results of future management evaluations regarding the effectiveness of our “internal control over financial reporting” that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Continuing or future material weaknesses could also cause investors to lose confidence in our reported financial information leading to a decline in our stock price.

The extraordinary processes underlying the preparation of the financial statements contained in this report may not have been adequate and our financial statements remain subject to the risk of future restatement.
The completion of our audits for the years ended January 31, 2010, 2009, 2008, 2007, and 2006, the restatement of certain items and the making of other corrective adjustments to our financial statements for periods through January 31, 2005, and the revenue recognition review undertaken in connection therewith, involved many months of review and analysis, including highly technical analyses of our contracts and business practices, equity-based compensation instruments, tax accounting, and the proper application of applicable accounting guidance. The completion of our financial statement audits also followed the completion of an extremely detailed forensic audit as part of our internal investigation. Given the complexity and scope of these exercises, and notwithstanding the very extensive time, effort, and expense that went into them, we cannot assure you that these extraordinary processes were adequate or that additional accounting errors will not come to light in the future in these or other areas.
In addition, relevant accounting rules and pronouncements are subject to ongoing interpretation by the accounting profession and refinement by various organizations responsible for promulgating and interpreting accounting principles. As a result, ongoing interpretations of these rules and pronouncements or the adoption of new rules and pronouncements could require changes in our accounting practices or financial reporting. We cannot assure you that if such changes arise, that we will be able to timely implement them or that we will not experience future reporting delays.
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
As discussed in the preceding risk factor, the processes underlying the preparation of the financial statements contained in this report were extraordinary. While we expect to continue to rely on these extraordinary processes for a period of time, during the year ending January 31, 2011, we have and expect to increasingly rely on our regular financial statement preparation and reporting processes.
While we have significantly changed and enhanced these regular processes (as described elsewhere in this report) as of the filing date of this report, we cannot assure you that the identified material weaknesses as of January 31, 2010 have been fully remediated and we continue to:
•	make changes to our finance organization;
•	enhance our accounting and reporting processes and procedures;

•	enhance our revenue recognition and other existing accounting policies and procedures;
•	introduce new or enhanced accounting systems and processes; and
•	improve our internal controls over financial reporting.
Many of these changes and enhancements to our regular processes are ongoing as of the filing date of this report and we continue to assimilate the complex and pervasive changes we have already made. We cannot assure you that the changes and enhancements made to date, or those that are still in process, are adequate, will operate as expected, or will be completed in a timely fashion (if still in process). As a result, we cannot assure you that we will not discover additional errors, that future financial reports will not contain material misstatements or omissions, that future restatements will not be required, that additional material weaknesses in our internal controls over financial reporting will not arise or be identified in the future, or that we will be able to timely comply with our reporting obligations in the future.
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
The circumstances which gave rise to our internal investigation, restatement, and extended filing delay continue to create the risk of litigation against us, which could be expensive and could damage our business.
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
On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file our periodic reports under the Exchange Act. On March 3, 2010, the SEC issued an OIP pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our previous failure to file an annual report on Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. We are currently evaluating the Section 12(j) OIP, including available procedural remedies and intend to defend against the possible suspension or revocation of the registration of our common stock. We cannot at this time predict the outcome of the Section 12(j) administrative proceedings or of any available appeals that may follow. Similarly, we cannot predict what, if any, impact the outcome of the administrative proceedings may have on our business. If a final order is issued by the SEC suspending or revoking the registration of our common stock, broker-dealers would be prevented from making a market in our common stock in the United States and from any further trading of our common stock on the Pink OTC Markets, Inc. (the “Pink Sheets”) or any other exchange, market, or board in the United States until, in the case of a suspension, the lifting of such suspension, and, in the case of a revocation, we file a new registration with the SEC under the Exchange Act and that registration is made effective.

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
As a result of the delay in completing our financial statements, the timing and cost of raising future capital may be adversely affected.
As a result of the delay in completing our financial statements, we have been and are limited in our ability to register securities for sale by us or for resale by other security holders, which has adversely affected our ability to raise capital. Additionally, following the filing of this report and our Quarterly Reports on Form 10-Q for each of the quarters ended April 30, 2009, July 31, 2009, and October 31, 2009, we will remain ineligible to use Form S-3 to register securities until we have timely filed all periodic reports under the Exchange Act for at least 12 calendar months (or, in the event the registration of our common stock is revoked pursuant to the Section 12(j) proceeding discussed above, until after we have timely filed all required reports for the 12 calendar months following the date on which we once again become subject to the SEC reporting requirements). In the meantime, we would need to use Form S-1 to register securities with the SEC for capital raising transactions or issue such securities in private placements, in either case, increasing the costs of raising capital during that period.

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
We depend on the continued services of our executive officers and other key personnel. In addition, in order to continue to grow effectively, we need to attract (and retain) new employees, including managers, finance personnel, sales and marketing personnel, and technical personnel, who understand and have experience with our products, services, and industry. The market for such personnel is intensely competitive in most, if not all, of the geographies in which we operate, and on occasion we have had to relocate personnel to fill positions in locations where we could not attract qualified experienced personnel. Further, for as long as we remain ineligible to use a Form S-8 registration statement and our common stock remains de-listed, we are likely to continue to experience a certain amount of difficulty attracting and retaining highly qualified personnel, particularly at more senior levels, due to concerns about our status and our ability to use our common stock to retain and motivate employees will also continue to be a challenge and subject to certain restrictions. If we are unable to attract and retain qualified employees, on reasonable economic and other terms or at all, our ability to grow could be impaired, our ability to timely report our financial results could be adversely affected, and our operations and financial results could be materially adversely affected.
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
The credit agreement also includes a requirement that we submit audited consolidated financial statements to the lenders within 90 days of the end of each fiscal year. If audited consolidated financial statements are not so delivered, and such failure of delivery is not remedied within 30 days thereafter, an event of default occurs.
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
If our goodwill or other intangible assets become impaired, our financial condition and results of operations would be negatively affected.
Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. As of January 31, 2010, goodwill and other intangible assets totaled approximately $898.5 million, or approximately 64% of our total assets. At a minimum, we assess annually whether there has been impairment in the carrying amount of our goodwill and we assess on an as-needed basis whether there have been impairments in our other intangible assets. We make assumptions and estimates in this assessment which are complex and often subjective. These assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. We did not record any non-cash impairment charges for the year ended January 31, 2010, but we did record non-cash impairment charges for the years ended January 31, 2009 and 2008, totaling $26.0 million and $23.4 million, respectively. These non-cash impairment charges related to acquisitions made in our Video Intelligence segment (related to the MultiVision Intelligence Surveillance Limited (“MultiVision”) acquisition) and in our Workforce Optimization performance management consulting business (related to the Opus Group, LLC acquisition, the CM Insight Limited (“CM Insight”) acquisition, and a portion of the Witness acquisition). To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future. Any significant impairment charges would negatively affect our financial condition and results of operations. See Note 5, “Intangible Assets and Goodwill” to the consolidated financial statements included in Item 15 for more information.
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
On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file periodic reports under the Exchange Act. Under the SEC’s Wells process, recipients of a Wells Notice have the opportunity to make a Wells Submission before the SEC staff makes a recommendation to the SEC regarding what action, if any, should be brought by the SEC. After considering our Wells Submission, on March 3, 2010, the SEC issued an OIP pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our previous failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. On March 26, 2010, we filed our Answer to the OIP. On March 30, 2010, the Administrative Law Judge issued an amended procedural order scheduling the completion of briefing on the SEC’s motion for summary disposition for June 1, 2010. We are currently evaluating all available procedural remedies, and intend to defend against the possible suspension or revocation of the registration of our common stock.
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

Verint General Litigation Matters
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
Item 4. Removed and Reserved

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
The following table sets forth the range of high and low quotations as reported by the Pink Sheets from February 1, 2008 through January 31, 2010. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions:

Year Ended January 31,	Quarter	Low	High

2009	2/1/08 - 4/30/08	$14.90	$21.00
	5/1/08 - 7/31/08	$19.75	$24.10
	8/1/08 - 10/31/08	$9.10	$22.51
	11/1/08 - 1/31/09	$5.55	$12.25

2010	2/1/09 - 4/30/09	$3.29	$6.35
	5/1/09 - 7/31/09	$5.40	$12.01
	8/1/09 - 10/31/09	$11.74	$16.90
	11/1/09 - 1/31/10	$15.45	$19.25
Holders
There were 97 holders of record of our common stock at April 30, 2010. Such record holders include holders who are nominees for an undetermined number of beneficial owners.

Dividends
We have not declared or paid any cash dividends on our equity securities and have no current plans to pay any dividends on our equity securities. We intend to retain our earnings to finance the development of our business, repay debt, and for other corporate purposes. In addition, the terms of our credit agreement restrict our ability to pay cash dividends on shares of our common or preferred stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under Item 7 for a more detailed discussion of these limitations. Our ability to pay dividends on our common stock is also limited by the terms of our outstanding shares of preferred stock which ranks senior to our common stock with respect to the payment of dividends and bears a preferred dividend which currently accrues at the rate of 3.875% per year. See “Certain Relationships and Related Transactions, and Director Independence — Comverse Preferred Stock Financing Agreements” under Item 13 and “Note 8, Convertible Preferred Stock” to the consolidated financial statements included in Item 15 for a more detailed discussion of these restrictions.
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
Securities Authorized for Issuance Under Equity Compensation Plans
See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information” under Item 12.
Stock Performance Graph
The following table compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Index, assuming an investment of $100 on January 31, 2005, through January 31, 2010, and the reinvestment of any dividends. The comparisons in the graph below are based upon historical data based upon closing sale prices on NASDAQ for our common stock for each day prior to the year ended January 31, 2007 and the high and low closing bid quotations (as reported by the Pink Sheets) for each day during the years ended January 31, 2008, January 31, 2009, and January 31, 2010 and are not indicative of, nor intended to forecast, future performance of our common stock.

	January 31,	January 31,	January 31,	January 31,	January 31,	January 31,
	2005	2006	2007	2008	2009	2010

Verint Systems Inc.	$100.00	$95.07	$86.68	$48.52	$17.05	$47.99

NASDAQ Composite Index	$100.00	$111.70	$122.93	$117.81	$72.77	$105.98

NASDAQ Computer & Data Processing Index	$100.00	$111.06	$124.19	$126.82	$78.06	$120.88
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
The following summarizes various time-based equity awards approved by the stock option committee on the dates listed below since the beginning of the year ended January 31, 2010 (excluding directors and executive officers) in the United States and elsewhere throughout the world under the application of the no sale theory or under the exemption provided by Regulation S of the Securities Act of 1933:
•	March 4, 2009 — equity awards representing approximately 585,000 shares;
•	May 20, 2009 — equity awards representing approximately 458,000 shares;
•	March 17, 2010 — equity awards representing approximately 283,850 shares; and
•	April 17, 2010 — equity awards representing approximately 209,900 shares.
The following summarizes various time-based and performance-based equity awards approved by the board of directors or the stock option committee on the dates listed below since the beginning of the year ended January 31, 2010 under a private placement exemption to directors, executive officers, or other employees qualifying as accredited investors (with officer performance awards included at target levels):
•	March 4, 2009 — equity awards representing approximately 708,000 shares;
•	March 19, 2009 — equity awards representing approximately 20,000 shares;
•	May 20, 2009 — equity awards representing approximately 72,000 shares;
•	March 17, 2010 — equity awards representing approximately 426,850 shares;
•	March 18, 2010 — equity awards representing approximately 20,000 shares; and
•	April 17, 2010 — equity awards representing approximately 37,600 shares.
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

Issuer Purchases of Equity Securities
All of the purchases in the table below reflect shares withheld upon vesting of restricted stock to satisfy statutory minimum tax withholding obligations. The shares that were withheld were deposited in our treasury and a corresponding cash payment was made by us to the tax authorities. The table below only includes those months in which purchases were made (no purchases were made in the months omitted from the table). Purchases subsequent to January 31, 2010, which are not included in the table below, are as follows (repurchase prices correspond to the closing prices of our common stock on the Pink Sheets on the relevant vesting dates (or the trading date immediately preceding the vesting date)): March 17, 2010 (8,556 shares at $24.58 per share), April 12, 2010 (5,294 shares at $26.75 per share), April 13, 2010 (109,644 shares at $27.00 per share), and May 16, 2010 (8,000 shares at $26.50 per share). From time to time, we may also foreclose on shares of our common stock pledged to us by non-officer employees as security for tax-related loans associated with equity vestings if the employee defaults on his or her repayment obligations.
Issuer Purchases of Equity Securities

			(c)		(d)
			Total number of		Maximum number (or
	(a)		shares (or units)		approximate dollar value) of
	Total number of	(b)	purchased as part of		shares (or units) that may yet
	shares (or units)	Average price paid	publicly announced		be purchased under the plans
Period	purchased	per share (or unit)	plans or programs		or programs
May 2009	8,000	$6.20	8,000	(1)	N/A	(1)
January 2010	2,913	$19.00	2,913	(1)	N/A	(1)

(1)	On June 28, 2007, our board of directors approved a limited stock repurchase program (the “Director Repurchase Program”) to enable us to automatically repurchase, upon vesting, 40% of the shares of restricted stock otherwise deliverable to the independent directors of our board of directors (and such other directors as our board of directors may from time to time designate) upon such vesting in order to enable these directors to make required tax payments. The Director Repurchase Program is effective through the date we become compliant with our SEC reporting obligations, however, on March 18, 2010, our board of directors approved an extension of the program through (and including) May 16, 2010 to the extent that the program would otherwise have ended at such time and either we do not have in place an effective registration statement under which the directors may sell shares or the directors are subject to a Company-imposed trading blackout. In addition, on November 24, 2009, our board of directors approved a limited stock repurchase program (the “Officer Repurchase Program”) to enable us to offer to repurchase from each executive officer the number of shares necessary to satisfy such officer’s minimum tax withholding obligation in connection with equity vesting-related tax events that occur during a company-imposed trading blackout. Our executive officers are not obligated to participate in the Officer Repurchase Program, which is effective through the date we file our Annual Report on Form 10-K for the year ended January 31, 2010, and is not limited to a set number of shares.

Item 6. Selected Financial Data
The following selected consolidated financial data has been derived from our audited consolidated financial statements. This data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and our consolidated financial statements and notes thereto under Item 15.
Our historical results should not be viewed as indicative of results expected for any future period.
Five-Year Selected Financial Highlights:

Consolidated Statements of Operations Data
	Year Ended January 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006
Revenue	$703,633	$669,544	$534,543	$368,778	$278,754

Operating income (loss)	$65,679	$(15,026)	$(114,630)	$(47,253)	$4,112

Net income (loss)	$17,100	$(78,577)	$(197,545)	$(39,598)	$2,482

Net income (loss) attributable to Verint Systems Inc.	$15,617	$(80,388)	$(198,609)	$(40,519)	$1,664

Net income (loss) attributable to Verint Systems Inc. common shares	$2,026	$(93,452)	$(207,290)	$(40,519)	$1,664

Net income (loss) per share attributable to Verint Systems Inc.:
Basic	$0.06	$(2.88)	$(6.43)	$(1.26)	$0.05

Diluted	$0.06	$(2.88)	$(6.43)	$(1.26)	$0.05

Weighted-average shares:
Basic	32,478	32,394	32,222	32,156	31,781

Diluted	33,127	32,394	32,222	32,156	32,620

We have never declared a cash dividend to common stockholders.

Consolidated Balance Sheet Data
	January 31,
(in thousands)	2010	2009	2008	2007	2006
Total assets	$1,396,337	$1,337,393	$1,492,275	$593,676	$609,558
Long-term debt, including current maturities	620,912	625,000	610,000	1,058	1,325
Preferred stock	285,542	285,542	293,663	—	—
Total stockholders’ equity (deficit)	(14,567)	(76,070)	30,325	198,890	220,569

Certain financial data in these tables for years ended prior to January 31, 2010 has been adjusted to reflect the adoption of a new accounting standard related to noncontrolling interests, as further discussed in Note 1, “Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 15.
During the five year period ended January 31, 2010, we acquired a number of businesses, the more significant of which were the acquisitions of MultiVision in January 2006, Mercom Systems Inc. (“Mercom”) in July 2006, and Witness in May 2007. The operating results of acquired businesses have been included in our consolidated financial statements since their respective acquisition dates and have contributed to our revenue growth. The May 2007 acquisition of Witness had significant impacts to our revenue and operating results for the years ended January 31, 2010, 2009, and 2008.
Operating results for the period ended January 31, 2010 include:
•	amortization of intangible assets associated with the acquisition of Witness of $28.3 million;
•	interest expense on our term loan and revolving credit agreement of $22.6 million;
•	stock-based compensation expense of $44.2 million;
•	realized and unrealized losses on our interest rate swap of $13.6 million; and
•	approximately $54 million in professional fees and related expenses associated with our restatement of previously filed consolidated financial statements for periods through January 31, 2005 and our extended filing delay status.
Operating results for the period ended January 31, 2009 include:
•	a full year’s revenue from Witness compared to eight months in the prior year;
•	amortization of intangible assets associated with the acquisition of Witness of $31.1 million;
•	integration costs of $3.2 million incurred to support and facilitate the combination of Verint and Witness into a single organization;
•	net proceeds after legal fees of approximately $4.3 million associated with the settlement of pre-existing litigation between Witness and a competitor;
•	interest expense on our term loan and revolving credit agreement of $35.2 million;
•	stock-based compensation expense of $36.0 million;
•	realized and unrealized losses on our interest rate swap of $11.5 million;

•	restructuring costs of $5.7 million and approximately $28 million in professional fees and related expenses associated with our restatement of previously filed consolidated financial statements for periods through January 31, 2005 and our extended filing delay status; and
•	non-cash goodwill impairment charges of $26.0 million.
Operating results for the period ended January 31, 2008 include:
•	an increase in revenue of $123.1 million from the Witness business, beginning in the quarter ended July 31, 2007;
•	amortization of intangible assets associated with the acquisition of Witness of $22.6 million;
•	a $6.7 million charge for in-process research and development;
•	integration costs of $11.0 million incurred to support and facilitate the combination of Verint and Witness into a single organization;
•	legal fees of $8.7 million associated with pre-existing litigation between Witness and a competitor;
•	interest expense on our term loan of $34.4 million;
•	restructuring costs of $3.3 million and approximately $26 million in professional fees and related expenses associated with our restatement of previously filed consolidated financial statements for periods through January 31, 2005 and our extended filing delay status;
•	realized and unrealized losses on our interest rate swap of $29.2 million;
•	unrealized gains of $7.2 million on an embedded derivative financial instrument related to the variable dividend feature of our preferred stock;
•	stock-based compensation expense of $31.0 million; and
•	non-cash goodwill and intangible asset impairment charges of $23.4 million.
Operating results for the year ended January 31, 2007 include a $19.2 million one-time settlement charge related to our exit from a royalty-bearing program with the OCS.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with “Business” under Item 1, “Selected Financial Data” under Item 6, and the consolidated financial statements and the related notes thereto which appear elsewhere in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Risk Factors” under Item 1A.
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
In our Workforce Optimization segment, we are a leading provider of enterprise workforce optimization software and services. Our solutions enable organizations to extract and analyze valuable information from customer interactions and related operational data in order to make more effective, proactive decisions for optimizing the performance of their customer service operations, improving the customer experience, and enhancing compliance. Marketed under the Impact 360® brand to contact centers, back offices, branch and remote offices, and public safety centers, these solutions comprise a unified suite of enterprise workforce optimization applications and services that include IP and TDM voice recording and quality monitoring, speech and data analytics, workforce management, customer feedback, eLearning and coaching, performance management, and desktop productivity/application analysis. These applications can be deployed stand-alone or in an integrated fashion. Key business and technology trends driving this segment include a growing interest in a unified workforce optimization suite and sophisticated customer interaction analytics, the adoption of workforce optimization solutions outside contact centers, and the ongoing upgrade of TDM voice systems to VoIP telephony infrastructure. For the years ended January 31, 2010, 2009, and 2008, this segment represented approximately 53%, 53%, and 49% of our total revenue, respectively.

In our Video Intelligence segment, we are a leading provider of networked IP video solutions designed to optimize security and enhance operations. Our Video Intelligence Solutions portfolio includes IP video management software and services, edge devices for capturing, digitizing, and transmitting video over different types of wired and wireless networks, video analytics, and networked DVRs. Marketed under the Nextiva® brand, this portfolio enables organizations to deploy an end-to-end IP video solution with analytics or evolve to IP video operations without discarding their investments in analog CCTV technology. Key business and technology trends in the Video Intelligence segment include increased demand for advanced security solutions due to ongoing terrorism and security threats around the world and the transition from relatively passive analog CCTV video systems to more sophisticated network-based IP video solutions. For the years ended January 31, 2010, 2009, and 2008, this segment represented approximately 21%, 19%, and 28% of our total revenue, respectively.
In our Communications Intelligence segment, we are a leading provider of communications intelligence and investigative solutions that help law enforcement, national security, intelligence, and civilian government agencies effectively detect, investigate, and neutralize criminal and terrorist threats. Our solutions are designed to handle massive amounts of unstructured and structured information from different sources, quickly make sense of complex scenarios, and generate evidence and intelligence. Our portfolio includes solutions for communications interception, service provider compliance, mobile location tracking, fusion and data management, financial crime investigation, Web intelligence, integrated video monitoring, and tactical communications intelligence. These solutions can be deployed stand-alone or collectively, as part of a large-scale system to address the needs of large government agencies that require advanced, comprehensive solutions. Key business and technology trends in this segment include the demand for innovative communications intelligence and investigative solutions due to terrorism, criminal activities, and other security threats, an expanding range of communication and information media, the increasing complexity of communications networks and growing network traffic, and legal and compliance requirements. For the years ended January 31, 2010, 2009, and 2008, this segment represented approximately 26%, 28%, and 23% of our total revenue, respectively.
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

Our Strategy
There are several elements to our strategy, including:
•	Continue to drive the development of Actionable Intelligence solutions for unstructured data. We were a pioneer in the development of solutions that help businesses and governmental organizations derive intelligence from unstructured data (such as telephone conversations, video streams, email and Internet communications, etc.) to help them make better decisions. We believe that traditional business intelligence solutions, which have generally been designed for structured data stored in relational databases, cannot easily analyze this unstructured information and that the market opportunity for Actionable Intelligence solutions is still in its early stages. We intend to continue to drive the adoption of Actionable Intelligence solutions by delivering solutions to the workforce optimization and security intelligence markets designed to provide a high return on investment.
•	Maintain market leadership through innovation and customer centricity. We believe that to compete successfully we must continue to introduce solutions that better enable customers to derive Actionable Intelligence from their unstructured data. In order to do this, we intend to continue to make significant investment in research and development and to protect our intellectual property through patents and other means. We must continue to be in regular dialog with our customer base in order to understand their business objectives and requirements.
•	Grow through acquisitions, in addition to organic growth. Companies in our markets continue to consolidate, and we believe this trend will continue. We examine acquisition opportunities regularly as a means to add technology, increase our geographic presence, enhance our market leadership, or expand into adjacent markets. Historically, we have engaged in acquisitions for all of these purposes and expect to continue to do so in the future when strategic opportunities arise.
•	Expand our market presence through OEM and partner relationships. We offer our products and solutions to customers both directly and indirectly. For our indirect sales, we have expanded our relationships with OEMs and other channel partners. We believe these relationships broaden our market coverage, particularly in the SMB portion of the market, though in these arrangements, the partner has the primary relationship with the customer. We believe this is an important part of our growth strategy and intend to expand existing relationships while creating new relationships.

Key Trends and Developments in Our Business
We believe that there are many factors that affect our ability to sustain and increase both revenue and profitability, including:
•	Completion of our outstanding SEC filings. Our extended filing delay status has limited the information we have been able to provide to the public and other interested parties, including customers, partners, and bank lenders. This has had an adverse impact upon relationships with customers and resellers and, we believe, upon our business.
•	Decreased information technology spending. During the current global recession, information technology spending has decreased, and the market for our products and services has been adversely affected. Customers are delaying, reducing, and eliminating their spending on information technology, and we believe this has adversely affected our results.
•	Market acceptance of Actionable Intelligence for unstructured data, particularly analytics. We are in an early stage market where the value of certain aspects of our products and solutions is still in the process of market acceptance. We believe that our future growth depends in part on the continued and increasing acceptance of the value of our data analytics across our product offerings.
•	Our ownership and capital structure constrains investment and growth. We have a majority stockholder that can effectively control our business and affairs. We also are subject to various restrictive covenants under our credit facility, as well as a leverage ratio financial covenant. As a result, our current capital structure limits our ability to issue equity, incur additional debt, or make certain investments in our business. We are also limited in our ability to raise additional capital until such time that we have filed certain additional late periodic reports. These limitations may impede our ability to execute upon our business strategy.
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
The majority of our software license arrangements contain multiple elements including software, hardware, PCS, and professional services, such as installation, consulting, and training. We allocate revenue to delivered elements of the arrangement using the residual value method (“Residual Method”), whereby revenue is allocated to the undelivered elements based on vendor specific objective evidence of the fair value (“VSOE”) of the undelivered elements with the remaining arrangement fee allocated to the delivered elements and recognized as revenue assuming all other revenue recognition criteria are met. If we are unable to establish VSOE for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered. However, if the only undelivered element is PCS, we recognize the arrangement fee ratably over the PCS period.
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
For shipment of products which include embedded firmware that has been deemed incidental, we recognize revenue provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability of the fee is reasonably assured. For shipments of hardware products, delivery is considered to have occurred upon shipment, provided that the risks of loss, and title in certain jurisdictions, have been transferred to the customer.
Some of our arrangements require significant customization of the product to meet the particular requirements of the customer. For these arrangements, revenue is recognized under contract accounting methods, typically using the percentage of completion (“POC”) method. Under the POC method, revenue recognition is generally based upon the ratio of hours incurred to date to the total estimated hours required to complete the contract. Profit estimates on long-term contracts are revised periodically based on changes in circumstances, and any losses on contracts are recognized in the period that such losses become evident. Generally, the terms of long-term contracts provide for progress billings based on completion of milestones or other defined phases of work. Significant judgment is often required when estimating total hours and progress to completion on these arrangements, as well as whether a loss is expected to be incurred on the contract due to several factors including the degree of customization required and the customer’s existing environment. If the range of profitability cannot be estimated but some level of profit is assured, revenue is recognized to the extent of costs incurred, until such time that the project’s profitability can be estimated or the services have been completed. In addition, if VSOE does not exist for the contract’s PCS element, but some level of profit is assured, the zero gross margin approach of applying percentage of completion accounting is used based on the extent of costs incurred. Once the services are completed, the remaining unrecognized portion of the arrangement fee is recognized ratably over the remaining PCS period. In the event some level of profitability on a contract cannot be assured, the completed-contract method of revenue recognition is applied. We use historical experience, project plans, and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties in these arrangements include implementation delays or performance issues that may or may not be within our control.

In certain of our arrangements accounted for under contract accounting methods, the fee is contingent on the return on investment our customers receive from our products and services. Revenue from these arrangements is recognized under the completed-contract method of accounting when the contingency is resolved and collectability is assured, which in most cases is upon final receipt of payment.
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
We record provisions for estimated product returns in the same period in which the associated revenue is recognized. We base these estimates of product returns upon historical levels of sales returns and other known factors. Actual product returns could be different from our estimates and current or future provisions for product returns may differ from historical provisions. Concessions granted to customers are recorded as reductions to revenue in the period in which they were granted and have been minimal in both amount and frequency.
Product revenue derived from shipments to resellers and OEMs who purchase our products for resale are generally recognized when such products are shipped (on a “sell-in” basis). This policy is predicated on our ability to estimate sales returns as well as other criteria regarding these customers. We are also required to evaluate whether our resellers and OEMs have the ability to honor their commitment to make fixed or determinable payments regardless of whether they collect payment from their customers. In this regard, we assess whether our resellers and OEMs are new, poorly capitalized, or experiencing financial difficulty, and whether they have a pattern of not paying as amounts become due on previous arrangements or seeking payment terms longer than those provided to end customers. If we were to change any of these assumptions or judgments, it could cause a material change to the revenue reported in a particular period. We have historically experienced insignificant product returns from resellers and OEMs, and our payment terms for these customers are similar to those granted to our end-users. Our policy also presumes that we have no significant performance obligations in connection with the sale of our products by our resellers and OEMs to their customers. If a reseller or OEM develops a pattern of payment delinquency, or seeks payment terms longer than generally granted to our resellers or OEMs, we defer the recognition of revenue from transactions with that reseller or OEM until the receipt of cash.

For multiple-element arrangements for which we are unable to establish VSOE of one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement’s revenue into product revenue and service revenue for financial reporting purposes. For these arrangements, we review our VSOE for training, installation, and PCS services from similar transactions and stand-alone service arrangements and prepare comparisons to peers, in order to determine reasonable and consistent approximations of fair values of service revenue for statement of operations classification purposes with the remaining amount being allocated to product revenue. Installation services associated with our Communications Intelligence arrangements are included within product revenue as such amounts are not considered material.
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
Accounting for Business Combinations
Business acquisitions completed prior to January 31, 2009 have been accounted using purchase method standards effective prior to that date. New purchase accounting standards were effective for us on February 1, 2009. Under purchase accounting standards, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development costs based upon their estimated fair values at the acquisition date. These fair values are typically estimated with assistance from independent valuation specialists. The purchase price allocation process requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, contractual support obligations assumed, and pre-acquisition contingencies.
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
We review intangible assets that have finite useful lives and other long-lived assets when an event occurs indicating the potential for impairment. If any indicators are present, we perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the assets in question to their carrying amounts. If the undiscounted cash flows used in the test for recoverability are less than the long-lived assets carrying amount, we determine the fair value of the long-lived asset and recognize an impairment loss if the carrying amount of the long-lived asset exceeds its fair value. The impairment loss recognized is the amount by which the carrying amount of the long-lived asset exceeds its fair value.
During the years ended January 31, 2009 and 2008, we recorded non-cash charges to recognize impairments of goodwill and other intangible assets of $26.0 million, and $23.4 million, respectively. We did not record any impairment of goodwill for the year ended January 31, 2010 as the fair values of all of our reporting units significantly exceeded their carrying values.
Since the estimated fair values of our reporting units significantly exceeded their carrying values as of November 1, 2009, we currently do not believe that our reporting units are at risk of impairment. The assumptions and estimates used in this process are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments, and estimates we have used in our current assessment are reasonable and appropriate, a material change in any of our assumptions or external factors could trigger impairments not originally identified.
Income Taxes
We account for income taxes under the asset and liability method which includes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this approach, deferred taxes are recorded for the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial statement and tax bases of our assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. The effects of future changes in income tax laws or rates are not anticipated.
We are subject to income taxes in the United States and numerous foreign jurisdictions. The calculation of our tax provision involves the application of complex tax laws and requires significant judgment and estimates.

We evaluate the realizability of our deferred tax assets for each jurisdiction in which we operate at each reporting date, we establish a valuation allowance when it is more likely than not that all or a portion of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the same character and in the same jurisdiction. We consider all available positive and negative evidence in making this assessment, including, but not limited to, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. In circumstances where there is sufficient negative evidence indicating that our deferred tax assets are not more-likely-than-not realizable, we establish a valuation allowance.
We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more-likely-than-not sustainable, based solely on their technical merits, upon examination, and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position as the largest amount that we believe is more-likely-than-not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements, represent our unrecognized income tax benefits, which we either record as a liability or as a reduction of deferred tax assets. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense.
Contingencies
We recognize an estimated loss from a claim or loss contingency when and if, information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for claims and contingencies requires the use of significant judgment and estimates. One notable potential source of loss contingencies is pending or threatened litigation. Legal counsel and other advisors and experts are consulted on issues related to litigation as well as on matters related to contingencies occurring in the ordinary course of business.
Accounting for Stock-Based Compensation
We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award.
We estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model, which requires the input of significant assumptions including an estimate of the average period of time employees will retain stock options before exercising them, the estimated volatility of our common stock price over the expected term, the number of options that will ultimately be forfeited before completing vesting requirements, and the risk-free interest rate. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Impact of Our VSOE/Revenue Recognition Policies on Our Results of Operations
When VSOE does not exist for all delivered elements of an arrangement, we recognized revenue under the Residual Method. In essence, the value of our products is derived by ascertaining the fair value of all undelivered elements (i.e., PCS and other services) and subtracting the value of the undelivered elements from the total arrangement value. If the fair value of all undelivered elements cannot be determined, revenue recognition is deferred for all elements, including delivered elements, until all elements are delivered. However, if the only undelivered element is PCS, the entire arrangement fee is recognized ratably over the PCS period.
As we have previously disclosed, we determined that for many of the arrangements we examined in previously reported periods (including periods included in this report), we were unable to determine the fair value of all or some of the elements within the multiple-element arrangement, as required by accounting guidance for revenue recognition. Further, for certain transactions occurring during periods reported herein, we were similarly unable to determine the fair value of all or some of the elements.
Following is a general overview of how we recognize revenue for multiple-element arrangements by segment.
Workforce Optimization Segment
During the years ended January 31, 2010 and 2009, VSOE for professional services was established for the majority of our Workforce Optimization transactions which allowed for the recognition of product revenue prior to the services being performed. In the year ended January 31, 2008 VSOE for professional services was not established for a majority of our Workforce Optimization transactions and as a result, product revenue that could have otherwise been recognized upon delivery is being deferred until all services associated with the arrangement are completed. This results in revenue recognition being deferred for up to several quarters depending on the nature of the arrangement.
In addition, during the three year period covered by this report, we were also unable to establish VSOE of PCS services related to certain other Workforce Optimization transactions. As a result, product revenue that could otherwise been recognized upon delivery is being recognized ratably over either the term of the PCS services or the estimated economic life of the software product.
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

Video Intelligence Segment
During the year ended January 31, 2010, VSOE for PCS services was established for certain arrangements in our Video Intelligence segment. In the years ended January 31, 2009 and 2008 we were unable to adequately establish VSOE for our PCS service plans due to the lack of actual subsequent renewals and not having the ability to identify Video Intelligence customers that were under current PCS service plans. Accordingly, in the years ended January 31, 2009 and 2008, we recognized revenue for these arrangements over the support period, limited to the estimated economic life of the product.
Over the last three years, in our Video Intelligence segment, approximately 60% of our revenue was recognized when delivery of our products or performance of our services occurred using the Residual Method and approximately 40% was recognized using the Ratable Method.
Communications Intelligence Segment
Certain Communications Intelligence contracts include professional services, for which VSOE was not adequately established, in circumstances similar to those described previously for the Workforce Optimization segment. As a result, revenue for these contracts is deferred to subsequent periods. In addition, several of our Communications Intelligence contracts require substantial customization, and are therefore accounted for using the completed contract method (the “Contract Accounting Method”). In addition, certain of these arrangements are bundled with PCS for which we were unable to establish VSOE, and revenue is deferred accordingly.
Over the last three years, based on the way we recognize revenue in our Communications Intelligence segment, approximately 50% of our revenue was recognized using the Residual Method, approximately 20% was recognized using the Ratable Method, and approximately 30% was recognized under the contract accounting methods, primarily using the percentage of completion method, or alternately, the Contract Accounting Method.
In addition, as part of deferring revenue for a particular arrangement, we have also deferred certain cost of revenue associated with the arrangement. We have made an accounting policy election whereby the product cost of revenue, including hardware and third-party software license fees, are capitalized and amortized over the same period that product revenue is recognized, while installation and other service costs are generally expensed as incurred, except for certain contracts recognized according to contract accounting. For example, in a multiple-element arrangement where revenue is recognized over the PCS support period, the cost of revenue associated with the product is capitalized upon product delivery and amortized over that same period. However, the cost of revenue associated with the services is expensed as incurred in the period in which the services are performed. In addition, we expense customer acquisition and origination costs to selling, general and administrative expense, including sales commissions, as incurred, with the exception of certain sales referral fees in our Communications Intelligence segment which are capitalized and amortized ratably over the revenue recognition period.

Results of Operations
Financial Overview
The following table sets forth a summary of certain key financial information for the years ended January 31, 2010, 2009, and 2008:

	Year Ended January 31,
(in thousands, except per share data)	2010	2009	2008
Revenue	$703,633	$669,544	$534,543

Operating income (loss)	$65,679	$(15,026)	$(114,630)

Net income (loss) attributable to Verint Systems Inc. common shares	$2,026	$(93,452)	$(207,290)

Net income (loss) per share attributable to Verint Systems Inc.:
Basic and diluted	$0.06	$(2.88)	$(6.43)

Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Our revenue increased approximately 5%, or $34.1 million, to $703.6 million in the year ended January 31, 2010 from $669.5 million in the year ended January 31, 2009. The increase was due to revenue increases in our Workforce Optimization and Video Intelligence segments, partially offset by a revenue reduction in our Communication Intelligence segment. In our Workforce Optimization segment, revenue increased by $22.4 million, or 6%, primarily due to the completion of a multi-site installation for a major customer for which revenue was recognized upon final customer acceptance, coupled with an increase in maintenance renewal revenue recognized at full value as a result of the elimination of the impact of purchase accounting adjustments to support obligations assumed which amounted to $5.2 million in the year ended January 31, 2009. We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, as required by business combination accounting rules, revenue related to maintenance contracts in the amount of $5.2 million that would have been otherwise recorded by Witness as an independent entity, was not recognized in the year ended January 31, 2009. There was no remaining deferred revenue balance associated with the acquisition as of January 31, 2009. Historically, substantially all of our customers, including customers from acquired companies, renew their maintenance contracts when such contracts are eligible for renewal. To the extent these underlying maintenance contracts are renewed, we will recognize the revenue for the full value of these contracts over the maintenance periods, the substantial majority of which are one year. In our Video Intelligence segment, revenue increased $18.0 million, or 14%, almost entirely due to the product delivery of an order from a major customer, partially offset by a decrease of approximately $7 million in Ratable Method revenue. In our Communications Intelligence segment, revenue decreased by $6.3 million, or 3%, primarily due to a decrease in Residual Method revenue associated with customer installations partially offset by an increase in Contract Accounting Method revenue due to work performed on certain large projects. For more details on our revenue by segment, see “- Revenue by Operating Segment”. Revenue in the Americas, EMEA, and APAC regions represented approximately 55%, 25%, and 20% of our total revenue, respectively, in the year ended January 31, 2010 compared to approximately 52%, 32%, and 16%, respectively, in the year ended January 31, 2009.

We had operating income of $65.7 million in the year ended January 31, 2010 compared to an operating loss of $15.0 million in the year ended January 31, 2009. The increase in operating income was primarily due to an increase in gross profit of $52.4 million to $463.7 million, or 66%, from $411.3 million, or 61%, coupled with a decrease in operating expenses of $28.3 million. The increase in gross profit was primarily due to higher revenue and higher gross margin in our Workforce Optimization and Video Intelligence segments, partially offset by lower revenue and lower gross margin in our Communications Intelligence segment. Product margins in our Video Intelligence and Workforce Optimization segments increased mainly as a result of a more favorable product mix. Service margins increased due to our cost-saving initiatives, as well as the fact, that in certain cases, expenses associated with service revenue recognized in the current year under the Ratable Method were recorded in prior periods when the costs were incurred. As discussed under “- Impact of Our VSOE/Revenue Recognition Policies on our Results of Operations”, in accordance with U.S. generally accepted accounting principles (“GAAP”) and our accounting policy, the cost of revenue associated with services is generally expensed as incurred in the period in which the services are performed, with the exception of certain transactions accounted for under Contract Accounting Method revenue. The decrease in operating expenses was primarily due to the absence of impairment of goodwill and other acquired intangible asset charges in the year ended January 31, 2010 compared to $26.0 million of impairment of goodwill and other acquired intangible asset charges in the year ended January 31, 2009, as well as a $4.5 million decrease in research and development expenses and a $4.5 million decrease in integration, restructuring and other, partially offset by a $9.7 million increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses is primarily due to an increase of approximately $26 million in professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status partially offset by our cost-saving initiatives.
We had net income attributable to Verint Systems Inc. common shares of $2.0 million and income per share of $0.06 in the year ended January 31, 2010, compared to a net loss attributable to Verint Systems Inc. common shares of $93.5 million and a loss per share of $2.88 in the year ended January 31, 2009. The increase in our net income attributable to Verint Systems Inc. common shares and income per share in the year ended January 31, 2010 was due to our higher gross profit and lower operating expenses as described above, and to a $2.4 million reduction in interest and other expenses, net coupled with a reduction of $12.6 million in income tax expense.
The strengthening of the U.S. Dollar relative to the major foreign currencies where we do business (primarily the British Pound, the Euro, Israeli Shekel, and Canadian Dollar) in the year ended January 31, 2010 compared to the year ended January 31, 2009 had an unfavorable impact on our revenue and a favorable impact on our operating income. Had foreign exchange rates remained constant in these periods, excluding the impact of foreign currency hedges, our total revenue would have been approximately $12 million higher and our operating expenses and cost of goods sold would have been approximately $15 million higher, or a net unfavorable constant U.S. Dollar impact of approximately $3 million on our operating income in the year ended January 31, 2010.

As of January 31, 2010, we employed approximately 2,500 employees, including part-time employees and certain contractors, as compared to approximately 2,550 as of January 31, 2009.
Year Ended January 31, 2009 compared to Year Ended January 31, 2008. Our revenue increased approximately 25%, or $135.0 million, to $669.5 million in the year ended January 31, 2009 from $534.5 million in the year ended January 31, 2008. The increase was due to revenue increases in our Workforce Optimization and Communications Intelligence segments, partially offset by a reduction in our Video Intelligence segment. In our Workforce Optimization segment, revenue increased by $91.5 million, or 35%, primarily due to a full year of Witness being included in our results for the year ended January 31, 2009 compared to only eight months in the year ended January 31, 2008, coupled with an increase in Witness maintenance renewal revenue recognized at full value as a result of the reduced impact of purchase accounting adjustments to support obligations assumed. We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, as required by business combination accounting rules, revenue related to maintenance contracts in the amount of $5.2 million and $33.9 million that would have been otherwise recorded by Witness as an independent entity, was not recognized in the years ended January 31, 2009 and 2008, respectively. In our Communications Intelligence segment, revenue increased by $63.8 million, or 50%, primarily due to increased business including several large project implementations that started during the year, as well as the completion of certain installations and work performed for projects accounted for as Contract Accounting Method revenue. In our Video Intelligence segment, revenue decreased $20.2 million, or 14%, due to timing of installations from a major customer, a decline in our distribution business in the APAC region, and a decline in Residual Method revenue due to the global economic downturn. For more details on our revenue by segment, see “- Revenue by Operating Segment”. Revenue in the Americas, EMEA, and APAC regions represented approximately 52%, 32%, and 16% of our total revenue, respectively, in the year ended January 31, 2009 compared to approximately 52%, 33%, and 15%, respectively, in the year ended January 31, 2008.
We had an operating loss of $15.0 million in the year ended January 31, 2009 compared to an operating loss of $114.6 million in the year ended January 31, 2008. The decrease in operating loss was primarily due to an increase in gross profit of $106.8 million to $411.3 million, or 61%, from $304.5 million, or 57%, partially offset by an increase of $7.2 million in operating expenses. The increase in gross profit was primarily due to higher revenue and higher gross margin in our Workforce Optimization and Communications Intelligence segments, partially offset by lower revenue and lower gross margin in our Video Intelligence segment. The increase in operating expenses was due to a $23.0 million increase in selling, general and administrative expenses and a $5.6 million increase in amortization of intangible assets, primarily due to a full year of Witness being included in our results for the year ended January 31, 2009 compared to only eight months in the year ended January 31, 2008, as well as a $3.0 million increase in impairment of goodwill and other acquired intangible assets, partially offset by a $5.3 million reduction in integration and restructuring costs, a $13.0 million decrease in legal fees associated with intellectual property litigation assumed in the Witness acquisition, net of settlement recovery, as well as the absence in the year ended January 31, 2009 of a $6.7 million in-process research and development charge recorded in the year ended January 31, 2008. For additional information see “- Impairment of Goodwill and Other Acquired Intangible Assets” and Note 5, “Intangible Assets and Goodwill” to the consolidated financial statements included in Item 15.

We had a net loss attributable to Verint Systems Inc. common shares of $93.5 million and a loss per share of $2.88 in the year ended January 31, 2009, compared to a net loss attributable to Verint Systems Inc. common shares of $207.3 million and a loss per share of $6.43 in the year ended January 31, 2008. The decrease in our net loss attributable to Verint Systems Inc. common shares and loss per share in the year ended January 31, 2009 was due to our higher gross profit and lower integration costs and the Witness intellectual property legal fees as described above, and to lower interest and other expenses, net of $43.9 million in the year ended January 31, 2009, compared to interest and other expenses, net of $55.2 million in the year ended January 31, 2008. The decrease in interest and other expenses was primarily a result of the repurchase by our broker of our auction rate securities (“ARS”) at the value equal to the par value plus interest.
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

Revenue by Operating Segment
The following table sets forth revenue for each of our three operating segments for the years ended January 31, 2010, 2009, and 2008:

				% Change
	Year Ended January 31,			2010 -	2009 -
(in thousands)	2010	2009	2008	2009	2008
Workforce Optimization	$374,778	$352,367	$260,938	6%	35%
Video Intelligence	144,970	127,012	147,225	14%	(14%)
Communications Intelligence	183,885	190,165	126,380	(3%)	50%

Total revenue	$703,633	$669,544	$534,543	5%	25%

Workforce Optimization Segment
Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Workforce Optimization segment revenue increased approximately 6%, or $22.4 million, to $374.8 million in the year ended January 31, 2010 from $352.4 million in the year ended January 31, 2009. The increase was primarily due to the completion of a multi-site installation for a major customer for which revenue was recognized upon final customer acceptance, as well as an increase in maintenance renewal revenue recognized at full value as a result of the elimination of the impact of purchase accounting adjustments to support obligations assumed. We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, as required by business combination accounting rules, revenue related to maintenance contracts in the amount of $5.2 million that would have been otherwise recorded by Witness as an independent entity, was not recognized in the year ended January 31, 2009. There was no remaining deferred revenue balance associated with the acquisition as of January 31, 2009. Historically, substantially all of our customers, including customers from acquired companies, renew their maintenance contracts when such contracts are eligible for renewal. To the extent these underlying maintenance contracts are renewed, we will recognize the revenue for the full value of these contracts over the maintenance periods, the substantial majority of which are one year.
Year Ended January 31, 2009 compared to Year Ended January 31, 2008. In our Workforce Optimization segment, revenue increased by $91.5 million, or 35%, primarily due to a full year of Witness being included in our results for the year ended January 31, 2009 compared to only eight months in the year ended January 31, 2008, coupled with an increase in Witness maintenance renewal revenue recognized at full value as a result of the reduced impact of purchase accounting adjustments to support obligations assumed. We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, as required by business combination accounting rules, revenue related to maintenance contracts in the amount of $5.2 million and $33.9 million that would have been otherwise recorded by Witness as an independent entity, was not recognized in the years ended January 31, 2009 and 2008, respectively. During the year ended January 31, 2009, we combined the operations of Verint and Witness as well as integrated some of the products of both companies. As a result, we cannot accurately quantify the increase in revenue attributable to the Witness acquisition.

Video Intelligence Segment
Year Ended January 31, 2010 compared to Year Ended January 31, 2009. In our Video Intelligence segment, revenue increased by $18.0 million, or 14%, almost entirely due to the product delivery of an order from a major customer, partially offset by a decrease of approximately $7 million in Ratable Method revenue due to reduced volume of arrangements for which VSOE was not established.
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
Communications Intelligence Segment
Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Communications Intelligence segment revenue decreased approximately 3%, or $6.3 million, to $183.9 million in the year ended January 31, 2010 from $190.2 million in the year ended January 31, 2009. The decrease was primarily due to a decrease of approximately $33 million in Residual Method revenue associated with customer installations partially offset by an increase of approximately $27 million in Contract Accounting Method revenue due to work performed on certain large projects.
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
The following table sets forth revenue for products and service and support for the years ended January 31, 2010, 2009, and 2008:

				% Change
	Year Ended January 31,			2010 -	2009 -
(in thousands)	2010	2009	2008	2009	2008
Product revenue	$374,272	$365,485	$333,130	2%	10%
Service and support revenue	329,361	304,059	201,413	8%	51%

Total revenue	$703,633	$669,544	$534,543	5%	25%

Product Revenue
Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Product revenue increased approximately 2%, or $8.8 million, to $374.3 million in the year ended January 31, 2010 from $365.5 million in the year ended January 31, 2009. The increase was primarily a result of our Video Intelligence segment which had a $16.9 million increase in product revenue, as well as our Workforce Optimization segment which had an increase of $8.9 million in product revenue. These increases were offset by a decrease of $17.0 million in product revenue in our Communication Intelligence segment. For additional information see “- Revenue by Operating Segment”.
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

Service and Support Revenue
Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Service and support revenue increased approximately 8%, or $25.3 million, to $329.4 million for the year ended January 31, 2010 from $304.1 million in the year ended January 31, 2009. The increase was primarily in our Workforce Optimization segment which represented $13.6 million of the total increase, as well as a combined increase of $11.7 million in our Video Intelligence and Communications Intelligence segments. The increase in our Workforce Optimization segment was partially due to an increase in maintenance renewal revenue recognized at full value as a result of the elimination of the impact of purchase accounting adjustments to support obligations assumed. We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, as required by business combination accounting rules, revenue related to maintenance contracts in the amount of $5.2 million that would have been otherwise recorded by Witness as an independent entity, was not recognized in the year ended January 31, 2009.
Year Ended January 31, 2009 compared to Year Ended January 31, 2008. Service and support revenue increased approximately 51%, or $102.7 million, to $304.1 million for the year ended January 31, 2009 from $201.4 million in the year ended January 31, 2008. The increase was primarily in our Workforce Optimization segment which represented $84.9 million of the total increase, as well as a combined increase of $17.8 million in our Video Intelligence and Communications Intelligence segments. The increase in our Workforce Optimization segment was primarily due to a full year of Witness being included in our results for the year ended January 31, 2009 compared to only eight months in the year ended January 31, 2008, coupled with an increase in Witness maintenance renewal revenue recognized at full value as a result of the reduced impact of purchase accounting adjustments to support obligations assumed. We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, as required by business combination accounting rules, revenue related to maintenance contracts in the amount of $5.2 million and $33.9 million that would have been otherwise recorded by Witness as an independent entity, was not recognized in the years ended January 31, 2009 and 2008, respectively.
Cost of Revenue
The following table sets forth cost of revenue by product and service and support, as well as amortization and impairment of acquired technology and backlog, for the years ended January
31, 2010, 2009, and 2008:

				% Change
	Year Ended January 31,			2010 -	2009 -
(in thousands)	2010	2009	2008	2009	2008
Product cost of revenue	$131,523	$131,638	$121,627	0%	8%
Service and support cost of revenue	100,391	117,588	100,397	(15%)	17%
Amortization and impairment of acquired technology and backlog	8,021	9,024	8,018	(11%)	13%

Total cost of revenue	$239,935	$258,250	$230,042	(7%)	12%

Product Cost of Revenue
Product cost of revenue primarily consists of hardware material costs and royalties due to third parties for software components that are embedded in our software applications. As discussed under “- Impact of Our VSOE/Revenue Recognition Policies on our Results of Operations”, when revenue is deferred, we also defer hardware material costs and third-party software royalties and amortize those costs over the same period that the product revenue is recognized. Product cost of revenue also includes amortization of capitalized software development costs, charges for impairments of intangible assets, employee compensation and related expenses associated with our global operations, facility costs, and other allocated overhead expenses. In our Communications Intelligence segment, product cost of revenue also includes employee compensation and related expenses, contractor and consulting expenses, and travel expenses, in each case relating to resources dedicated to the delivery of customized projects for which certain contracts are accounted for under the Contract Accounting Method.
Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Product cost of revenue decreased $0.1 million to $131.5 million in the year ended January 31, 2010 from $131.6 million in the year ended January 31, 2009. Our overall product margins have increased to 65% in the year ended January 31, 2010 from 64% in the year ended January 31, 2009 as a result of an increase in revenue and change in product mix. Product margins in our Video Intelligence segment increased to 61% in the year ended January 31, 2010 from 52% in the year ended January 31, 2009 and product margins in our Workforce Optimization segment increased to 86% in the year ended January 31, 2010 from 84% in the year ended January 31, 2009, in each case, primarily due to an increase in revenue coupled with a higher software component in the overall product mix. These increases were partially offset by a decrease in product margins in our Communication Intelligence segment to 52% in the year ended January 31, 2010 from 61% in the year ended January 31, 2009. This decrease is mainly due to increases in expenses attributable to a change in project mix, as Residual Method revenue declined and Contract Accounting method revenue increased, resulting in an increase in expenses relating to resources dedicated to the delivery of customized projects and lower product margins.
Year Ended January 31, 2009 compared to Year Ended January 31, 2008. Product cost of revenue increased approximately 8% to $131.6 million in the year ended January 31, 2009 from $121.6 million in the year ended January 31, 2008 primarily as a result of greater product revenue in our Communication Intelligence segment. This increase in revenue resulted in an increase in hardware material costs as well as expenses relating to resources dedicated to the delivery of customized projects, and included an increase in employee compensation and related expenses of $6.0 million, an increase in consulting and contracting costs of $3.2 million, and an increase in other product cost of revenue expenses of $0.8 million. Product costs in our Workforce Optimization segment also increased as a result of an increase in product revenue. Product costs in our Video Intelligence segment decreased as a result of decrease in product revenue. Our overall product margins increased slightly as a result of higher revenue and product mix.
Service and Support Cost of Revenue
Service and support cost of revenue primarily consists of employee compensation and related expenses, contractor costs, and travel expenses relating to installation, training, consulting, and maintenance services. Service and support cost of revenue also include stock-based compensation expenses, facility costs, and other overhead expenses. As discussed under “- Impact of Our VSOE/Revenue Recognition Policies on our Results of Operations”, in accordance with GAAP and our accounting policy, the cost of revenue associated with the services is generally expensed as incurred in the period in which the services are performed, with the exception of certain transactions accounted for under the Contract Accounting Method.

Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Service and support cost of revenue decreased approximately 15% to $100.4 million in the year ended January 31, 2010 from $117.6 million in the year ended January 31, 2009 primarily due to our cost-saving initiatives in our Workforce Optimization segment. Of these expenses, employee compensation and related expenses decreased $7.0 million, travel and lodging expenses decreased $3.4 million, stock-based compensation expense, contractor costs, personnel, and communication expenses in the aggregate decreased $1.7 million, and other expenses decreased $2.1 million all of which were a result of our cost-saving initiatives. In addition in the year ended January 31, 2009 we completed certain projects in our performance management business included in our Workforce Optimization segment, accounted for under the Contract Accounting Method. As a result, we recognized deferred service revenue and attributable costs of $3.0 million. Our overall service margins increased to 70% in the year ended January 31, 2010 from 61% in the year ended January 31, 2009 due to increased service revenue and the decrease in service expenses discussed above. Contributing to the increase in gross margin was the fact that in certain cases expenses associated with service revenue recognized in the current year under the Ratable Method were recorded in prior periods when the costs were incurred. Going forward we expect a greater portion of our service revenue to be recognized in the same period as service expenses are incurred and therefore we do not expect to sustain this level of service margins. Service margins in our Workforce Optimization segment increased to 73% in January 31, 2010 from 65% in the year ended January 31 2009. Service margins in our Video Intelligence segment increased to 63% in the year ended January 31, 2010 from 54% in the year ended January 31, 2009. Service margins in our Communications Intelligence segment increased to 73% in the year ended January 31, 2010 from 68% in the year ended January 31, 2009.
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
Amortization and Impairment of Acquired Technology and Backlog
Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Amortization and impairment of acquired technology and backlog decreased approximately 11% to $8.0 million in the year ended January 31, 2010 from $9.0 million in the year ended January 31, 2009 primarily due to the weakening of the British Pound in which some of our intangible assets are denominated.

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
The following table sets forth research and development, net expense for the years ended January 31, 2010, 2009, and 2008:

				% Change
	Year Ended January 31,			2010 -	2009 -
(in thousands)	2010	2009	2008	2009	2008
Research and development, net	$83,797	$88,309	$87,668	(5%)	1%

Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Research and development, net expense decreased approximately 5% to $83.8 million in the year ended January 31, 2010 from $88.3 million in the year ended January 31, 2009 primarily due to our cost-saving initiatives. Of these expenses, employee compensation and related expenses decreased $1.6 million and contractor and consultant fees decreased $4.0 million. These decreases were partially offset by an increase in stock-based compensation of $1.1 million.
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

The following table sets forth selling, general and administrative expense for the years ended January 31, 2010, 2009, and 2008:

				% Change
	Year Ended January 31,			2010 -	2009 -
(in thousands)	2010	2009	2008	2009	2008
Selling, general and administrative	$291,813	$282,147	$259,183	3%	9%

Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Selling, general and administrative expenses increased approximately 3% to $291.8 million in the year ended January 31, 2010 from $282.1 million in the year ended January 31, 2009 primarily due to an increase in professional fees associated with our restatement and extended filing status and partially offset by a decrease in other selling, general and administrative expenses. Professional fees and related expenses associated with our restatement of previously filed financial statements through January 31, 2005 and our extended filing delay status increased by approximately $26 million to $54 million in the year ended January 31, 2010 from approximately $28 million in the year ended January 31, 2009. We expect professional fees and related expenses associated with our restatement of previously filed financial statements through January 31, 2005 and our extended filing delay status will decline in the year ending January 31, 2011. This increase was partially offset by a decrease in employee compensation and related expenses of $5.2 million, a decrease in travel expenses of $4.0 million, a decrease in communication expenses of $1.7 million, a decrease in personnel expenses of $1.3 million, and a reduction in other expenses totaling $1.4 million all of which were due to our cost-saving initiatives. Agent commissions decreased $2.7 million, due to decreased revenue in our Communications Intelligence segment.
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

Amortization of Other Acquired Intangible Assets
The following table sets forth amortization of other acquired intangible assets for the years ended January 31, 2010, 2009, and 2008:

				% Change
	Year Ended January 31,			2010 -	2009 -
(in thousands)	2010	2009	2008	2009	2008
Amortization of other acquired intangible assets	$22,268	$25,249	$19,668	(12%)	28%

Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Amortization of other acquired intangible assets decreased approximately 12% to $22.3 million in the year ended January 31, 2010 from $25.2 million in the year ended January 31, 2009 primarily due to the weakening of the British Pound in which some of our intangible assets are denominated. We report amortization of acquired trade names, customer relationships, and non-compete agreements as operating expenses.
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
In-Process Research and Development
In the year ended January 31, 2008, we expensed the fair value of in-process research and development upon the date of the associated acquisition, as it represents incomplete research and development projects that had not yet reached technological feasibility and has no known alternative future use as of the date of the acquisition. Technological feasibility is generally established when an enterprise completes all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications, including functions, features, and technical performance requirements.
The following table sets forth in-process research and development expense for the years ended January 31, 2010, 2009, and 2008:

	Year Ended January 31,
(in thousands)	2010	2009	2008
In-process research and development	$—	$—	$6,682

Year Ended January 31, 2008. In-process research and development expenses in the year ended January 31, 2008 primarily related to incomplete research and development projects attributable to the Witness acquisition. No in-process research and development charges were recorded for the years ended January 31, 2010 or 2009.
Impairments of Goodwill and Other Acquired Intangible Assets
The following table sets forth impairments of goodwill and other acquired intangible assets for the years ended January 31, 2010, 2009, and 2008:

	Year Ended January 31,
(in thousands)	2010	2009	2008
Intangible asset impairment	$—	$—	$2,295
Goodwill impairment	—	25,961	20,639

Impairments of goodwill and other acquired intangible assets	$—	$25,961	$22,934

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

Integration, Restructuring and Other, Net
The following table sets forth integration, restructuring and other, net for the years ended January 31, 2010, 2009, and 2008:

	Year Ended January 31,
(in thousands)	2010	2009	2008
Integration costs	$—	$3,261	$10,980
Restructuring costs	141	5,685	3,308
Other legal costs (recoveries)	—	(4,292)	8,708

Integration, restructuring and other, net	$141	$4,654	$22,996

Integration and Restructuring Costs
Year Ended January 31, 2010. We incurred additional restructuring costs of $0.1 million, consisting primarily of severance and personnel-related costs resulting from headcount reductions and retentions made in the year ended January 31, 2009.
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
Other Income (Expense), Net
The following table sets forth total other income (expense), net for the years ended January 31, 2010, 2009, and 2008:

				% Change
	Year Ended January 31,			2010 -	2009 -
(in thousands)	2010	2009	2008	2009	2008
Interest income	$616	$1,872	$5,443	(67%)	(66%)

Interest expense	(24,964)	(37,211)	(36,862)	(33%)	1%

Other income (expense):
Gains (losses) on investments	—	4,713	(4,713)	(100%)	(200%)
Foreign currency gains (losses), net	(1,898)	1,645	1,431	(215%)	15%
Losses on derivatives, net	(14,709)	(14,591)	(22,267)	1%	(34%)
Other, net	(516)	(308)	1,782	68%	(117%)

Total other expense	(17,123)	(8,541)	(23,767)	100%	(64%)

Total other income (expense), net	$(41,471)	$(43,880)	$(55,186)	(5%)	(20%)

Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Total other income (expense), net, decreased $2.4 million to an expense of $41.5 million in the year ended January 31, 2010, compared to an expense of $43.9 million in the year ended January 31, 2009. Interest income decreased to $0.6 million in the year ended January 31, 2010 from $1.9 million in the year ended January 31, 2009 primarily due to lower interest rates. Interest expense decreased to $25.0 million in the year ended January 31, 2010 from $37.2 million in the year ended January 31, 2009 due to lower interest rates during the year ended January 31, 2010. Foreign currency losses in the year ended January 31, 2010 resulted from the strengthening U.S. Dollar against the British Pound, Euro and Israeli Shekel as compared to the foreign currency gains in the year ended January 31, 2009 resulting from the weakening U.S. Dollar against the British Pound, Euro and Israeli Shekel.

In the year ended January 31, 2010, we recorded a net loss on derivatives of $14.7 million. This loss was primarily attributable to a $13.6 million loss in connection with a $450.0 million interest rate swap contract entered into concurrently with our credit agreement. This interest rate swap is not designated as a hedging instrument under derivative accounting guidance, and accordingly, gains and losses from changes in the fair value are recorded in other income (expense), net. This loss was also partially due to a $1.1 million loss on foreign currency derivatives, which represented the realized and unrealized portions of certain foreign currency hedges.
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
In the year ended January 31, 2009, we recorded a net loss on derivatives of $14.6 million. This loss was primarily attributable to an $11.5 million loss in connection with a $450.0 million interest rate swap contract entered into concurrently with our credit agreement. This interest rate swap is not designated as a hedging instrument under derivative accounting guidance, and accordingly, gains and losses from changes in the fair value are recorded in other income (expense), net. This loss was also partially due to a $3.1 million loss on foreign currency derivatives, which represented the realized and unrealized portions of our foreign currency hedges. As of January 31, 2009, some of our foreign-currency forward contracts were not designated as hedging instruments. Accordingly, the fair value of the contracts is reported as other current assets or other current liabilities on our consolidated balance sheet, and gains and losses from changes in fair value are reported in other income (expense), net.
Income Tax Provision
The following table sets forth our income tax provision for the years ended January 31, 2010, 2009, and 2008:

				% Change
	Year Ended January 31,			2010 -	2009 -
(in thousands)	2010	2009	2008	2009	2008
Provision for income taxes	$7,108	$19,671	$27,729	(64%)	(29%)

Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Our effective tax rate was 29.4% for the year ended January 31, 2010, as compared to (33.4)% for the year ended January 31, 2009. For the year ended January 31, 2010, our overall effective tax rate was lower than the U.S. statutory rate because we recorded valuation allowances against our U.S. pre-tax losses, thereby reducing the benefits we could otherwise record on such losses, while reporting an income tax provision on income in certain foreign jurisdictions with rates lower than the U.S. statutory rate. The rate was further impacted by non-deductible expenses and tax credits, primarily in foreign jurisdictions. For the year ended January 31, 2009, we recorded tax expense on a consolidated pre-tax loss resulting in a negative effective tax rate. In addition, during the year ended January 31, 2009, we recorded valuation allowances against our U.S. pre-tax losses resulting in no tax benefit being recorded and we incurred certain pre-tax expenses which were not deductible for tax purposes, including the impairment of goodwill. Excluding the impact of valuation allowances, our effective tax rate for the year ended January 31, 2010 would have been (2.6)%. A negative effective tax rate would result because the tax benefit of U.S. pre-tax losses, taxed at the U.S. statutory rate, exceeds the tax expense related to pre-tax income in various foreign jurisdictions being taxed at lower rates.
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

Liquidity and Capital Resources
Overview
Prior to the year ended January 31, 2008, our primary source of liquidity was cash from operations, consisting of collections of our accounts receivable for services and products as well as cash advances from our customers. However, in the year ended January 31, 2008, we borrowed $650.0 million under a new term loan facility ($40.0 million of which was prepaid during the year ended January 31, 2008) and received $293.0 million through the issuance of preferred stock to finance a significant portion of the Witness acquisition. We also have a $15.0 million revolving line of credit, which we initially borrowed against on November 24, 2008, and this borrowing remains outstanding as of the date of this report. See “- Liquidity and Capital Resources Requirements” below for additional information regarding our credit agreement. Our primary uses of cash have been and are expected to continue to be for acquisitions of businesses, selling and marketing activities, research and development, professional fees, and capital expenditures. Beginning in the year ended January 31, 2008, uses of cash have also included interest payments and debt repayments.
The following table sets forth, for the years ended January 31, 2010 and 2009, cash and cash equivalents, and other funded sources:

	January 31,
(in thousands)	2010	2009
Cash and cash equivalents	$184,335	$115,928

Preferred stock (at carrying value)	$285,542	$285,542

Long-term debt	$598,234	$620,912

Year Ended January 31, 2010 compared to Year Ended January 31, 2009. At January 31, 2010, our cash and cash equivalents totaled $184.3 million, an increase of $68.4 million as compared to our January 31, 2009 balance. Our total short and long-term debt decreased during this same period by $4.1 million as a result of a debt repayment made in May, 2009. This net increase in cash is due to our improved operating performance primarily as a result of our cost-saving initiatives.

Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the years ended January 31, 2010, 2009, and 2008:

	Year Ended January 31,
(in thousands)	2010	2009	2008
Net cash provided by (used in) operating activities	$100,837	$53,635	$(299)
Net cash used in investing activities	(24,599)	(26,247)	(851,733)
Net cash provided by (used in) financing activities	(10,491)	11,888	885,017
Effect of exchange rate changes on cash and cash equivalents	2,660	(6,581)	923

Net increase in cash and cash equivalents	$68,407	$32,695	$33,908

Net Cash Provided by (Used in) Operating Activities
Prior to the year ended January 31, 2008, we historically had positive cash provided by operating activities as our cash collections from operations exceeded our costs. In the year ended January 31, 2008, we made payments as a result of the Witness acquisition including interest expense, integration expense, and special employee compensation. In addition, we made professional fee and related expense payments associated with our restatement of previously filed financial statements and our extended filing delay status. These incremental payments resulted in a $0.3 million use of cash in our operating activities in the year ended January 31, 2008. In the year ended January 31, 2009, due to our improved operating performance reflecting higher revenue and operating margins versus the prior year, our operating activities returned to a positive cash flow position of $53.6 million. This improvement occurred despite increasing expenses related to restatements and our extended filing delay status during the year ended January 31, 2009. In the year ended January 31, 2010, our operating performance further improved to $100.8 million, primarily due to our cost-saving initiatives.
During the year ended January 31, 2010, we generated $100.8 million in cash from operating activities. This $100.8 million in cash from operating activities was due to net income of $17.1 million, non-cash items of $97.4 million, primarily depreciation and amortization, stock-based compensation, and non-cash losses on derivative financial instruments, lower deferred cost of revenue of $14.1 million, and higher accounts payable and accrued expenses of $12.9 million. These increases were partially offset by lower deferred revenue of $21.1 million, higher accounts receivable of $13.9 million, and higher prepaid expenses and other assets of $11.5 million.
During the year ended January 31, 2009, we generated $53.6 million in cash from operating activities. This $53.6 million cash from operating activities was due to non-cash items of $142.0 million, primarily depreciation and amortization, stock-based compensation, impairment of assets, provision for deferred income taxes, and non-cash losses on derivative financial instruments, lower deferred cost of revenue of $12.2 million, and lower prepaid expenses and other assets of $8.9 million. These increases were partially offset by a net loss of $78.6 million, lower accounts payable and accrued expenses of $10.8 million, and lower deferred revenue of $7.3 million.

During the year ended January 31, 2008, we used $0.3 million in cash in operating activities. The cash used consisted primarily of a net loss of $197.5 million and increased accounts receivable of $20.2 million due to higher revenue. This was partially offset by non-cash items of $159.8 million, primarily depreciation and amortization, deferred income taxes, stock-based compensation, impairment of assets, and non-cash losses on derivative financial instruments, increased deferred revenue of $25.1 million, lower prepaid expenses and other assets of $14.0 million, lower deferred cost of revenue of $5.6 million, and higher accounts payable and accrued expenses of $8.5 million.
Net Cash Used by Investing Activities
During the year ended January 31, 2010, our investing activities used $24.6 million primarily due to settlements of derivative financial instruments not designated as hedges of $19.4 million and capital expenditures of $5.0 million.
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
Net Cash Provided by (Used in) Financing Activities
During the year ended January 31, 2010, we used $10.5 million in cash from financing activities, resulting from repayments of borrowings and other financing obligations of $6.1 million and $4.1 million of dividends paid to the noncontrolling stockholders of our joint venture.
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
On May 25, 2007, we entered into a $650.0 million term loan and a $25.0 million revolving credit facility with a group of banks to fund a portion of the acquisition of Witness. As of January 31, 2010, our outstanding term loan balance was $605.9 million. The original $25.0 million revolving credit facility was reduced to $15.0 million in September 2008 due to the bankruptcy of Lehman Brothers and the termination of its commitment under the credit agreement. We borrowed the entire $15.0 million available to us in November 2008 and currently have no remaining balance available to us. We have made no payments during the year ended January 31, 2010 on the revolving credit facility. The term loan matures on May 25, 2014 and the revolving credit facility matures on May 25, 2013.
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

The credit agreement contains one financial covenant that requires us to meet a certain consolidated leverage ratio, defined as our consolidated net total debt divided by consolidated EBITDA for the trailing four quarters. EBITDA is defined in our credit agreement as net income/(loss) plus income tax expense, interest expense, depreciation and amortization, losses related to hedge agreements, any extraordinary, unusual, or non-recurring expenses or losses, any other non-cash charges, and expenses incurred or taken prior to April 30, 2008 in connection with our acquisition of Witness, minus interest income, any extraordinary, unusual, or non-recurring income or gains, gains related to hedge agreements, and any other non-cash income. Under the credit agreement, the consolidated leverage ratio could not exceed 5.50:1 for the quarterly period ended January 31, 2008, and we were in compliance with such requirement as of such date. For the quarterly periods ended April 30, July 31, and October 31, 2008, the consolidated leverage ratio could not exceed 5.50:1 and we were in compliance with such requirement as of such dates. For the quarterly periods ended January 31, April 30, July 31, and October 31, 2009, the consolidated leverage ratio could not exceed 4.50:1, and we were in compliance with such requirement as of such dates. For the quarterly periods ended January 31, April 30, July 31, and October 31, 2010, the consolidated leverage ratio cannot exceed 3.50:1. As of January 31, 2010, we were in compliance with such requirement. For the quarterly periods ended January 31, April 30, July 31, and October 31, 2011, the consolidated leverage ratio cannot exceed 2.50:1. For the quarterly period ended January 31, 2012 and thereafter, the consolidated leverage ratio cannot exceed 2.00:1.
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
In addition, we are subject to a number of restrictive covenants, including limitations on our ability to incur indebtedness, create liens, make fundamental business changes, dispose of property, make restricted payments including dividends, make significant investments, enter into sale and leasebacks, enter new lines of business, provide negative pledges, enter into transactions with related parties, and enter into any speculative hedges, although there are limited exceptions to these covenants. The credit agreement also includes a requirement that we submit audited consolidated financial statements to the lenders within 90 days of the end of each fiscal year. If audited consolidated financial statements are not so delivered, and such failure of delivery is not remedied within 30 days thereafter, an event of default occurs. On April 27, 2010, we entered into an amendment to the credit agreement to extend the due date for delivery of audited consolidated financial statements and related documentation for the year ended January 31, 2010 from May 1, 2010 to June 1, 2010. In consideration for this amendment, we paid approximately $0.9 million.
Effective on February 25, 2008, our applicable borrowing margin increased by 0.25%, pursuant to the terms of the facility, because we did not provide certain audited financial statements to our lenders. Additionally, on August 25, 2008, the applicable margins increased another 0.25%, or 0.50% in total, since we did not deliver audited financial statements to our lenders.
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
Contractual Obligations
At January 31, 2010, our contractual obligations were as follows:

	Payments Due by Period
(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations, including interest	$741,632	$65,884	$98,137	$577,611	$—
Operating lease obligations	46,173	12,536	20,988	9,994	2,655
Purchase obligations	33,827	32,756	1,071	—	—
Other long-term obligations	1,700	600	1,100	—	—

Total contractual obligations	$823,332	$111,776	$121,296	$587,605	$2,655

The long-term debt obligations reflected above include projected interest payments over the term of the debt, assuming an interest rate of 3.49%, which was the interest rate in effect for both our term loan and revolving credit agreement borrowings as of January 31, 2010. The terms of our long-term debt obligations are further discussed in Note 6, “Long-term Debt” to the consolidated financial statements included in Item 15. The long-term debt obligations also include the projected quarterly settlements of our interest rate swap, through its expiration in May 2011, using the same future interest rate assumptions that underlie the estimated fair value of the swap at January 31, 2010.
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
Our consolidated balance sheet at January 31, 2010 includes $25.7 million of non-current tax reserves, net of related benefits (including interest and penalties of $7.1 million, net of federal benefit) for uncertain tax positions. However these amounts are not included in the table above because it is not possible to predict or estimate the timing of payments for these obligations. We do not expect to make any significant payments for these uncertain tax positions within the next twelve months.

Off Balance Sheet Arrangements
We lease certain of our current facilities, furniture, and equipment under non-cancelable operating lease agreements. We are typically required to pay property taxes, insurance, and normal maintenance costs for these facilities.
In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2010, we had approximately $7.4 million of outstanding letters of credit and surety bonds relating to these performance guarantees. As of January 31, 2010, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on our consolidated results of operations, financial position, or cash flows. Our historical noncompliance with our performance obligations has been insignificant.
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
Subsequent Events
The following summarizes significant developments since January 31, 2010.
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
On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to file our periodic reports under the Exchange Act. On March 3, the SEC issued an OIP pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our previous failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. We are currently evaluating the Section 12(j) OIP, including available procedural remedies, and intend to defend against the possible suspension or revocation of the registration of our common stock.
Amendment to Credit Agreement
On April 27, 2010, we entered into an amendment to our credit agreement to extend the due date for delivery of audited consolidated financial statements and related documentation for the year ended January 31, 2010 from May 1, 2010 to June 1, 2010. In consideration for this amendment, we paid $0.9 million. This payment will be amortized as additional interest expense over the remaining term of the credit agreement using the effective interest method. Legal fees and other out-of-pocket costs directly relating to the amendment, which are expensed as incurred, were not significant.

Recent Accounting Pronouncements
Standards Implemented:
In December 2007, the Financial Accounting Standard Board (“FASB”) revised their guidance on business combinations. This new guidance requires an acquiring entity to measure and recognize identifiable assets acquired and liabilities assumed, and contingent consideration at their fair value at the acquisition date with subsequent changes recognized in earnings. In addition, acquisition related costs and restructuring costs are recognized separately from the business combination and expensed as incurred. The new guidance also requires acquired in-process research and development costs to be capitalized as an indefinite-lived intangible asset and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for income taxes. In April 2009, the FASB issued a new standard which clarified the accounting for pre-acquisition contingencies. This guidance was effective for us beginning on February 1, 2009. For further discussion see Note 4, “Business Combinations” to the consolidated financial statements included in Item 15.
In December 2007, the FASB issued a new accounting standard which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The new standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. On February 1, 2009, we adopted this standard, and the presentation and disclosure requirements of this standard were applied retrospectively to all periods presented, as required by the standard. The adoption of this standard did not have a material impact on our consolidated financial statements, other than the following changes in presentation of the noncontrolling interest:
•	Net income (loss) now includes net income (loss) attributable to both Verint Systems Inc. and the noncontrolling interest in the consolidated statements of operations. The presentation of net income (loss) in prior periods excluded the noncontrolling interest in the net income of our joint venture. Net income (loss) excluding the noncontrolling interest in the net income of our joint venture is now presented after net income (loss), with the caption net income (loss) attributable to Verint Systems Inc.
•	The noncontrolling interest, which was previously reflected in other liabilities, is now was presented in stockholders’ equity (deficit), separate from Verint Systems Inc.’s stockholders’ equity (deficit), in the consolidated balance sheets.
•	The consolidated statements of cash flows now begin with net income (loss), including the noncontrolling interest, instead of net income (loss) attributable to Verint Systems Inc.

In March 2008, the FASB amended the disclosure requirements for derivative instruments and hedging activities. This new guidance requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance was effective for us beginning on February 1, 2009. For further discussion, see Note 13, “Fair Value Measurements and Derivative Financial Instruments” to the consolidated financial statements included in Item 15.
In April 2009, the FASB issued staff positions that require enhanced fair value disclosures, including interim disclosures, on financial instruments; determination of fair value in turbulent markets; and recognition and presentation of other than temporary impairments. These staff positions were effective beginning with our quarter ended July 31, 2009. These staff positions will enhance our interim disclosures but will not have a material effect on our consolidated financial statements.
In May 2009, the FASB issued a standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, the FASB issued an amendment to this guidance that removed the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This standard as amended was effective for us beginning with our interim period ended July 31, 2009. The adoption of this standard, as amended, had no impact on our consolidated financial statements.
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
New Standards to be Implemented:
In June 2009, the FASB issued a new accounting standard related to the consolidation of variable interest entities, requiring a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and significantly enhances disclosures. The standard may be applied retrospectively to previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. This standard is effective for us for the fiscal year beginning on February 1, 2010. We are in the process of evaluating this standard and therefore have not yet determined the impact that adoption will have on our consolidated financial statements.

In October 2009, the FASB issued guidance that applies to multiple-deliverable revenue arrangements. This guidance also provides principles and application guidance on whether a revenue arrangement contains multiple deliverables, how the arrangement should be separated, and how the arrangement consideration should be allocated. The guidance requires an entity to allocate revenue in a multiple-deliverable arrangement using estimated selling prices of the deliverables if a vendor does not have VSOE or third-party evidence of selling price. It eliminates the use of the residual method and, instead, requires an entity to allocate revenue using the relative selling price method. It also expands disclosure requirements with respect to multiple-deliverable revenue arrangements.
Also in October 2009, the FASB issued guidance related to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of existing software revenue guidance. This additional guidance removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance.
The above guidance related to revenue recognition should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. It will be effective for us in our fiscal year beginning February 1, 2011, although early adoption is permitted. Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. We are assessing the impact that the application of this new guidance may have on our consolidated financial statements.
In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. Effective in our fiscal year beginning February 1, 2010, the amended standards will require enhanced disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers between categories of the fair value measurement hierarchy. Effective in our fiscal year beginning February 1, 2011, the amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). These amended standards do not significantly impact our consolidated financial statements.
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

Credit Agreement
On May 25, 2007, to partially finance the acquisition of Witness, we entered into a $675.0 million secured financing arrangement comprised of a seven-year $650.0 million term loan facility and a six-year $25.0 million revolving credit facility (the “facilities”). As of January 31, 2010, we had $605.9 million outstanding under the term loan. The $25.0 million revolving credit facility was subsequently reduced to $15.0 million due to the bankruptcy of Lehman Brothers and in November 2008, we borrowed the full $15.0 million under the facility, which remained outstanding as of January 31, 2010.
Borrowings under the facilities bear interest at a rate of, at our election, (a) 1.75% plus the higher of (i) prime rate and (ii) the federal funds rate plus 0.50% or (b) 2.75% over the London Interbank Offered Rate, or LIBOR. In the case of the former, the interest rate adjusts in unison with the underlying index. In the case of LIBOR borrowings, the interest rate adjusts at the end of the relevant LIBOR period. Effective on February 25, 2008, our applicable margins indicated above increased by 0.25%, pursuant to the terms of the facility, because we did not provide certain audited financial statements to our lenders. Additionally, on August 25, 2008 the applicable margins increased another 0.25%, or 0.50% in total, since we did not deliver audited financial statements to our lenders. We have now delivered the audited financial statements for the year ended January 31, 2010 to our lenders and after receipt of appropriate credit ratings from Standard & Poors and Moody’s Investor Services, the applicable margins described above will be determined by reference to our credit ratings, and will range from 1.00% to 1.75% in the case of prime rate (or federal funds) based borrowings, and from 2.00% to 2.75% for LIBOR-based borrowings.
Interest Rate Risk on Our Debt
Because the interest rates applicable to borrowings under the facilities are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. To partially mitigate this risk, and in part because we were required to do so by the lenders, when we entered into our credit facilities in May 2007, we executed a pay-fixed, receive-variable interest rate swap with a multinational financial institution under which we pay fixed interest at 5.18% and receive variable interest of three-month LIBOR on a notional amount of $450.0 million. This instrument is settled with the counterparty on a quarterly basis, and matures on May 1, 2011. As of January 31, 2010, of the $605.9 million of borrowings that were outstanding under the term loan, the interest rate on $450.0 million of such borrowings was substantially fixed by utilization of the interest rate swap. Interest on the remaining $155.9 million was variable. If the market interest rates for one or three-month LIBOR changed by 1.00% as of January 31, 2010, the annual interest expense on these borrowings would change by approximately $1.6 million.
This interest rate swap is not designated as a hedging instrument under applicable accounting guidance and is accounted for as a derivative, whereby the fair value of the instrument is reported on our consolidated balance sheets, and gains and losses from changes in its fair value, whether realized or unrealized, are reported in other income (expense), net. For the year ended January 31, 2010, we recorded losses on this instrument of approximately $13.6 million in other income (expense), net on the consolidated statements of operations. These losses reflect the decline in market interest rates during the year ended January 31, 2010.

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
As of January 31, 2010, we had cash and cash equivalents totaling approximately $184.3 million, consisting of demand deposits and bank time deposits having maturities of three months or less. We also held $5.2 million of cash equivalents which were restricted for purposes of securing certain short-term performance obligations, and were not available for general operating use.
As of January 31, 2009, we had cash and cash equivalents totaling approximately $115.9 million, consisting of demand deposits and bank time deposits having maturities of three months or less. We also held $7.7 million of cash equivalents which were restricted for purposes of securing certain short-term performance obligations, and were not available for general operating use.
Interest Rate Risk on Our Investments
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the year ended January 31, 2011, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2010. Such a change would cause our projected interest income from cash, cash equivalents, and bank time deposits to increase or decrease by approximately $0.9 million, assuming a similar level of investments in the year ended January 31, 2011 as in the year ended January 31, 2010.
Due to the short-term nature of our cash and cash equivalents and time deposits, the carrying values approximate market values and are not generally subject to price risk due to fluctuations in interest rates. See Note 3, “Investments” to the consolidated financial statements included in Item 15 for more information regarding our short-term investments.

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
Our international operations subject us to risks associated with currency fluctuations. While most of our revenue and expenses are denominated in U.S. Dollars, we do have a significant portion of our operating expenses, primarily labor expenses, that is denominated in the local currencies where our foreign operations are located, primarily Israel, the United Kingdom, Germany, and Canada. As a result, our consolidated U.S. Dollar operating results are subject to the potentially adverse impact of fluctuations in foreign currency exchange rates between the U.S. Dollar and the other currencies in which we conduct business.
In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that result in gains or losses. We recorded foreign currency transaction gains and losses, realized and unrealized, in other income (expense), net on the consolidated statements of operations, of approximately $1.9 million of net losses in the year ended January 31, 2010, $1.6 million of net gains in the year ended January 31, 2009, and $1.4 million of net gains in the year ended January 31, 2008.
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
During the years ended January 31, 2010, 2009, and 2008, we realized net losses of $2.6 million, $2.1 million and net gains of $1.8 million, respectively, on settlements of foreign currency forward contracts not designated as hedges. We had $0.5 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2010, with notional amounts totaling $50.4 million. We had $1.9 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2009, with notional amounts totaling $35.9 million.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2010. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. Dollar. A 10% increase in the value of the U.S. Dollar would lead to a decrease in the fair value of our hedging instruments by $4.7 million. Conversely, a 10% decrease in the value of the U.S. Dollar would result in an increase in the fair value of these financial instruments by $5.7 million.

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
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9a. Controls and Procedures
The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting as of January 31, 2010.
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 31, 2010. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2010 because of the material weaknesses set forth below.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2010. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of January 31, 2010 because of the material weaknesses set forth below.
We have made significant progress implementing new control activities related to monitoring, financial reporting and revenue and cost of revenue discussed below under “Changes in Internal Control Over Financial Reporting — Remediation Activities”. However, not all ineffective control activities identified in our evaluation of internal control over financial reporting as of January 31, 2009 had been remediated as of January 31, 2010 and certain controls had not operated effectively for a sufficient period of time to allow us to conclude that the material weaknesses had been remediated. Therefore, we concluded that there were material weaknesses in our control activities over monitoring, financial reporting and revenue and cost of revenue as of January 31, 2010.
In addition, while we believe that the design of the control activities for income taxes discussed below under “Changes in Internal Control Over Financial Reporting — Remediation Activities” are effective, the controls had not been operating effectively for a sufficient period of time to allow us to conclude that the material weakness had been remediated. Therefore, the identified income tax related material weakness still exists as of January 31, 2010.

The following is a summary of our material weaknesses as of January 31, 2010:
•	Monitoring
Effective monitoring enables a company to determine whether internal control over financial reporting is present and functioning. We did not design adequate monitoring controls related to our subsidiaries, such that we could not be assured that a material misstatement of financial results would be prevented or detected on a timely basis.
•	Financial Reporting
We did not maintain effective controls over the period-end financial close and reporting processes in relation to the consolidation of our subsidiaries’ financial statements and our monitoring of non-routine and complex accounting matters. Due to the actual and potential errors on financial statement balances and disclosures, management has concluded that these deficiencies in internal controls over the period-end financial close and reporting processes constituted a material weakness in internal control over financial reporting.
•	Revenue and Cost of Revenue
We did not maintain effective internal controls over order management, contract management, master file monitoring, issuance of credit memos and policies and procedures to ensure effective controls over accounts receivable and the recognition of revenue, deferred revenue and cost of revenue in accordance with GAAP, which could have resulted in material errors in accounts receivable and the recognition of revenue and related cost of revenue. While remediation efforts occurred in the following areas, not all areas were completely remediated or the controls designed were not operating effectively for a sufficient period of time to be deemed effective as of January 31, 2010. Specifically:
a)	we lacked sufficient personnel with appropriate knowledge, experience and training in the complexities of current GAAP related to software revenue recognition;
b)	we did not establish adequate procedures or effective controls to determine VSOE for installation, training services, or certain post-contract customer support agreements;
c)	we did not establish adequate review procedures or effective controls to determine proper accounting treatment for multiple element sales arrangements;
d)	we did not establish adequate procedures or effective controls to ensure that all elements included in a multiple element arrangement were timely identified and measured including establishment of VSOE of fair value for undelivered elements;
e)	we did not establish adequate procedures or effective controls to identify the nature of projects, capture the necessary data, and determine the appropriate accounting treatment for arrangements subject to contract accounting;

f)	we did not establish or maintain appropriate policies and procedures to identify, capitalize, and amortize product costs associated with revenue arrangements;
g)	we did not establish adequate procedures or effective controls to identify sufficient evidence of customer delivery and acceptance; and
h)	we lacked consistent communication and coordination between and among the various finance and non-finance organizations across the company on the scope and terms of customer arrangements, including the proper identification of all undelivered contractual obligations that impacted revenue recognition.
•	Income Taxes
We did not maintain adequate policies and procedures and related internal controls or employ adequate resources with sufficient technical expertise in the area of accounting for income taxes for a sufficient period of time to ensure the completeness, accuracy, and timely preparation and review of our consolidated income tax provision, related account balances, and disclosures sufficient to prevent a material misstatement of related account balances.
Our independent registered public accounting firm, Deloitte & Touche LLP, expressed an adverse opinion on our internal control over financial reporting because of the material weaknesses described above.
Changes in Internal Control Over Financial Reporting
Our management performed extensive procedures designed to ensure the reliability of our financial reporting. In addition to other internal processes undertaken, procedures performed included, but were not limited to the following actions: (a) dedicating significant resources, including the engagement of subject matter specialists, to support management in its efforts to complete our financial filings, (b) expending substantial resources in response to the findings of the Comverse investigation relating to stock based compensation errors associated with stock option grants issued to Verint employees previously employed by Comverse, and (c) performing extensive substantive reviews of our revenue recognition, income and expense classification, and tax provisions. Based on these procedures, we have concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for the interim and annual periods for the years ended January 31, 2010, 2009 and 2008.
As discussed below under “Remediation Activities,” there have been changes in our internal control over financial reporting identified as part of our evaluation that occurred during the three months ended January 31, 2010 that have materially affected our internal control over financial reporting.

Remediation Activities
During the year ended January 31, 2010, we evaluated the remedial actions to address our previously disclosed material weaknesses in internal control over financial reporting. As a result of the actions described below, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that we have remediated the material weaknesses related to risk assessment and equity compensation and are still in the process of remediating the material weaknesses noted above in “Management’s Report on Internal Control Over Financial Reporting”. Discussed below are our remediation efforts from February 1, 2009 through January 31, 2010, as well as changes made to our internal control over financial reporting from February 1, 2010 through the date of this report.
Risk Assessment
As of January 31, 2009, we failed to perform an adequate global risk assessment to identify all material locations, balances, and related fraud risks when evaluating our internal control over financial reporting and therefore, we did not maintain an effective process to identify, analyze, and manage risks associated with financial reporting and anti-fraud programs and controls. In response to this material weakness, we have, among other things, appointed a Chief Compliance Officer establishing a robust world-wide compliance program, performed a detailed global scoping and risk assessment analysis for the year ended January 31, 2010 in order to identify all material locations, and conducted a global fraud risk assessment and IT risk assessment with the assistance of third party specialists.
Equity Compensation
As of January 31, 2009, we did not maintain adequate policies and procedures to ensure effective controls over the administration, accounting, and disclosure for stock-based compensation sufficient to prevent a material misstatement of related compensation expense. In response to this material weakness, we engaged a large global public accounting firm to act as an external subject matter expert with respect to the accounting for and disclosure of stock-based compensation related matters, including providing additional training in the related accounting guidance and accounting assistance. We also centralized responsibility for the administration of stock-based compensation within the purview of the Senior VP and Corporate Controller. In addition, sufficient procedures were developed and implemented, which resulted in the proper recognition and disclosure of our stock based compensation expense as of January 31, 2010.

Financial Reporting
Due to a lack of adequate systems, processes, and resources with sufficient GAAP knowledge, experience, and training, we concluded that we did not maintain effective controls over the period-end financial close and reporting processes as of January 31, 2009. The specific deficiencies contributing to this material weakness related to inadequate policies and procedures, ineffective procedures and controls over journal entries, accruals and reserves, and account reconciliations, inadequate segregation of duties, deficiencies in end-user computing controls of critical spreadsheets, and inadequate controls over our property and equipment process. We have subsequently implemented changes and improvements in our internal control over financial reporting, including the following:
•	formalization and communication of our critical accounting policies and procedures to ensure worldwide compliance with GAAP;
•	implementation of improved journal entry procedures;
•	implementation of rigorous policies and procedures related to accounts requiring management estimates, as well as other complex areas, which include multiple levels of review;
•	implementation of policies and procedures designed to ensure reconciliations were accurate in all material respects, completed in a timely manner, and properly reviewed by management;
•	policy implementation over access to our financial applications as well as procedures designed to ensure adequate segregation of duties;
•	establishment of end user computing policy and guidelines for managing the use of critical financial reporting spreadsheets to reduce the risk of financial reporting errors;
•	enhancement of procedures related to the classification and selection of consistent useful lives formally documented in our fixed and long-lived assets global policy;
•	appointed a VP of Global Accounting to help ensure accurate consistent application of GAAP; and
•	expanded our accounting policy and controls organization by creating and filling new positions with qualified accounting and finance personnel, increasing significantly the number of persons who are Certified Public Accountants (“CPAs”) or the CPA international equivalent.
Monitoring
In order to adequately monitor our subsidiaries and be assured that a material misstatement of our financial results would be prevented or detected on a timely basis, we have designed and are completing our implementation of analytical procedures to review the financial results at each of our subsidiary locations on a regular basis.

Revenue and Cost of Revenue
The following remedial efforts have been completed with respect to the remediation of our material weakness in internal control over financial reporting related to revenue and cost of revenue:
•	we have expended substantial resources and have performed extensive, substantive reviews of our revenue recognition and cost of revenue policies and procedures;
•	appointed a VP Finance and Global Revenue Controller and Regional Revenue Controllers, and established a centralized revenue recognition department to address complex revenue recognition matters and to provide oversight and guidance on the design of controls and processes to enhance and standardize revenue recognition accounting application;
•	significantly increased our investment in the design and implementation of enhanced information technology systems and user applications commensurate with the complexity of our business and our financial reporting requirements, including a broader and more sophisticated implementation of our Enterprise Resource Planning system, particularly in the area of revenue recognition accounting. It is expected that these investments will improve the reliability of our financial reporting by reducing the need for manual processes, reducing the chance for errors and omissions and thereby decrease our reliance on manual controls to detect and correct accounting and financial reporting inaccuracies; and
•	provided training to increase our general understanding of revenue recognition principles and enhance awareness of the implications associated with non-standard arrangements requiring specific revenue recognition.

Income Taxes
Management made substantial changes in an effort to remediate the material weakness related to Income Taxes as of January 31, 2010, including the following:
•	established a corporate tax department in the first quarter of the year ended January 31, 2009, which now includes a Vice President, Domestic Director, International Director, Tax Manager and two full-time tax accountants;
•	engaged external tax advisors, to prepare and/or review significant tax provisions for compliance with accounting guidance for income taxes, as well as any changes in local tax law;
•	implemented a tax software program designed to prepare the consolidated income tax provisions and related footnote disclosures;
•	engaged subject matter experts with specialized international and consolidated income tax knowledge to assist in creating, implementing, and documenting a consolidated tax process;
•	implemented policies and procedures related to amounts requiring management estimates, such as uncertain tax positions and valuation allowances, which include multiple levels of review;
•	implemented policies and procedures designed to standardize tax provision computations and ensure reconciliations of key tax accounts were accurate in all material respects and properly reviewed by management;
•	trained personnel involved in the preparation and review of income tax accounts; and
•	formalized internal reporting, monitoring and oversight of tax compliance and tax audits.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Verint Systems Inc.
Melville, New York
We have audited Verint Systems Inc.’s and subsidiaries’ (the “Company’s”) internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:
1. Monitoring — The Company did not design adequate monitoring controls related to their subsidiaries, such that the Company could not be assured that a material misstatement of financial results would be prevented or detected on a timely basis.
2. Financial Reporting — The Company did not maintain effective controls over the period-end financial close and reporting processes in relation to the consolidation of its subsidiaries financial statements and its monitoring of non-routine and complex accounting matters.
3. Revenue and Cost of Revenue — The Company did not maintain effective internal controls over order management, contract management, master file monitoring, issuance of credit memos and policies and procedures to ensure effective controls over accounts receivable and the recognition of revenue, deferred revenue and cost of revenue in accordance with accounting principles generally accepted in the United States of America (US GAAP), which could have resulted in material errors in accounts receivable and the recognition of revenue and related cost of revenue. Specifically:
a)	The Company lacked sufficient personnel with appropriate knowledge, experience and training in the complexities of current US GAAP related to software revenue recognition;
b)	The Company did not establish adequate procedures or effective controls to determine vendor specific objective evidence (VSOE) of fair value for installation, training services, or certain post-contract customer support agreements;
c)	The Company did not establish adequate review procedures or effective controls to determine proper accounting treatment for multiple element sales arrangements;
d)	The Company did not establish adequate procedures or effective controls to ensure that all elements included in a multiple element arrangement were timely identified and measured including establishment of VSOE of fair value for undelivered elements;
e)	The Company did not establish adequate procedures or effective controls to identify the nature of projects, capture the necessary data, and determine the appropriate accounting treatment for arrangements subject to contract accounting;

f)	The Company did not establish or maintain appropriate policies and procedures to identify, capitalize, and amortize product costs associated with revenue arrangements;
g)	The Company did not establish adequate procedures or effective controls to identify sufficient evidence of customer delivery and acceptance; and
h)	The Company lacked consistent communication and coordination between and among the various finance and non-finance organizations across the Company on the scope and terms of customer arrangements, including the proper identification of all undelivered contractual obligations that impacted revenue recognition.
4. Income Taxes — The Company did not maintain adequate policies and procedures and related internal controls or employ adequate resources with sufficient technical expertise in the area of accounting for income taxes to ensure the completeness, accuracy, and timely preparation and review of their consolidated income tax provision, related account balances, and disclosures sufficient to prevent a material misstatement of related account balances.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended January 31, 2010, and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of the years ended January 31, 2010 and 2009 and for each of the three years in the period ended January 31, 2010, of the Company and our report dated May 18, 2010, expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the Company’s adoption of new accounting guidance for the reporting and disclosure of noncontrolling interests.
/s/ DELOITTE & TOUCHE LLP
New York, New York
May 18, 2010

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

Background of Current Directors
Dan Bodner serves as our President, Chief Executive Officer, a director, and Corporate Officer. Mr. Bodner has served as our President and/or Chief Executive Officer and as a director since February 1994. From 1991 to 1998, Mr. Bodner also served as President and Chief Executive Officer of Comverse Government Systems Corp., a former affiliate of ours when we were a subsidiary of Comverse. Prior to such positions, from 1987 to 1991, Mr. Bodner held various management positions at Comverse. The board of directors has concluded that Mr. Bodner’s position as our Chief Executive Officer, intimate knowledge of our operations, assets, customers, growth strategies, competitors, industry make-up and vast expertise in software development, intelligence and security and management experience give him the skills and qualifications to serve as a director.
Paul D. Baker has served as one of our directors since May 2002. Mr. Baker also serves as Vice President, Corporate Marketing and Corporate Communications of Comverse, a position he has held since joining Comverse in April 1991. Mr. Baker is also a member of the board of directors of Ulticom, Inc., a Comverse majority-owned public company and former operating subsidiary of Comverse. Mr. Baker was nominated by Comverse to serve as a member of our board of directors. The board of directors has concluded that Mr. Baker’s management and business experience within the technology and software industries, and experience in serving as a director of another public company qualify him to serve as a director.
John Bunyan has served as one of our directors since March 2008. Mr. Bunyan also serves as Chief Marketing Officer of Comverse, a position he has held since October 2007. Prior to joining Comverse, Mr. Bunyan was President of Intelliventure LLC, a marketing and strategy firm, of which he remains a member, although the company is currently inactive. He also served as Senior Vice President of Mobile Multimedia Services at AT&T Wireless from November 2001 to April 2005 and was responsible for the consumer wireless data business. Before then, Mr. Bunyan served as Senior Vice President of Marketing at Dun & Bradstreet, and prior to that, as Executive Vice President of Marketing at Reuters Americas. Mr. Bunyan is also a member of the board of directors of Ulticom, Inc., a Comverse majority-owned public company and former operating subsidiary of Comverse, and one other wholly owned subsidiary of Comverse. Mr. Bunyan was nominated by Comverse to serve as a member of our board of directors. The board of directors has concluded that Mr. Bunyan’s extensive management and business experience, in particular his expertise in marketing in the technology and software industries, and experience in serving as a director of another public company qualify him to serve as a director.
Andre Dahan has served as one of our directors since July 2007 and Chairman of the board of directors since March 2008. Mr. Dahan has also served as Chief Executive Officer and President and a director of Comverse since April 2007. Prior to joining Comverse, Mr. Dahan was President and Chief Executive Officer of Mobile Multimedia Services at AT&T Wireless from July 2001 to December 2004. Previously, he served as President of North America and Global Accounts and in several other global executive positions for Dun & Bradstreet, a global business information and business tools provider. Before then, Mr. Dahan served in a variety of senior executive positions with Teradata Corp. (now NCR), Sequent Computer Systems, and S.E. Qual, an information technology consulting firm. Mr. Dahan also served on the board of directors of (i) NeuStar, Inc., a public company that provides clearinghouse services to the communications and Internet industries, from 2006 until 2007 and (ii) Palmsource, Inc., a public company that provides advanced software technologies to the mobile and beyond-PC markets from 2005 until 2006. He currently serves as a member of the board of directors of Ulticom, Inc., a Comverse majority-owned public company and former operating subsidiary of Comverse, Starhome, B.V., also a Comverse majority-owned company and a global provider of mobile roaming technology and services, as well as numerous other directly and indirectly wholly owned subsidiaries of Comverse. Mr. Dahan was nominated by Comverse to serve as a member of our board of directors. The board of directors has concluded that Mr. Dahan’s business expertise, industry experience, leadership skills, and experience in serving as a director of other public companies qualify him to serve as Chairman of the Board.

Victor A. DeMarines has served as one of our directors since May 2002. In May, 2000, Mr. DeMarines retired from his position as President and Chief Executive Officer of MITRE Corporation, a nonprofit organization, which provides security solutions for the computer systems of the Department of Defense, the Federal Aviation Administration, the Department of Homeland Security, the Internal Revenue Service, and several organizations in the U.S. intelligence community. Mr. DeMarines served in this capacity with MITRE Corporation beginning in 1995, and since retiring serves as a director. Mr. DeMarines currently also serves as a director of NetScout Systems, Inc., a provider of network performance solutions. He serves as a member of the Strategic Command Advisory Group. Mr. DeMarines served as a Presidential Executive with the Department of Transportation and is a Lieutenant of the U.S. Air Force. The board of directors has concluded that Mr. DeMarines’ financial and business expertise, including a diversified background of managing a security-based company, and serving as a director of a public technology company, give him the qualifications and skills to serve as a director.
Kenneth A. Minihan has served as one of our directors since May 2002. Lieutenant General Minihan was a career U.S. Air Force officer who attained the rank of Lieutenant General and retired from the Air Force on June 1, 1999. Since February 2002, he has served as a Managing Director of Paladin Capital Group, a private equity firm. Lieutenant General Minihan also served as the 14th Director of the National Security Agency/Central Security Services and was the senior uniformed intelligence officer in the Department of Defense. Prior to this, Lieutenant General Minihan served as the Director of the Defense Intelligence Agency. Lieutenant General Minihan served on the board of directors of MTC Technologies, Inc., a telecommunications company from 2003 until 2008. Lieutenant General Minihan currently sits on the board of directors of (a) BAE Systems Inc., a defense systems company, (b) Lucent Government Solutions, an information technology company, (c) Lexis Nexis Special Services, Inc., a leading provider of information and technology solutions to government, (d) ManTech International Corporation, a business software and services company and (e) American Government Solutions, a space services company. Lieutenant General Minihan was awarded the National Security Medal, the Defense Distinguished Service Medal, the Bronze Star, and the National Intelligence Distinguished Service Medal, among other awards and decorations. The board of directors has concluded that Lieutenant General Minihan’s extensive service in the U.S. military as well as within the U.S. intelligence community provides enhanced understanding and guidance with respect to our security business. In addition to his extensive and decorated military and intelligence service, the board of directors has further determined that Lieutenant General Minihan’s leadership skills, financial and business expertise and networks, including a diversified background of serving as a director of public technology, software, defense and security-based companies, give him the qualifications and skills to serve as a director.

Larry Myers has served as one of our directors since August 2003. Since November 1999, Mr. Myers has been retired from his position of Senior Vice President, Chief Financial Officer, and Treasurer of MITRE Corporation, a nonprofit organization that provides security solutions for the computer systems of the Department of Defense, the Federal Aviation Administration, the Department of Homeland Security, the Internal Revenue Service, and several organizations in the U.S. intelligence community. Mr. Myers served in this capacity with MITRE Corporation beginning in 1991. Prior to that, Mr. Myers served as Controller for Fairchild Industries, Inc. The board of directors has concluded that Mr. Myers’ financial and business expertise, including a strong background of managing a software and security-based company, and his experience serving as a Chief Financial Officer give him the qualifications and skills to serve as a director.
Howard Safir has served as one of our directors since May 2002. Since December 2001, Mr. Safir has been the Chairman and Chief Executive Officer of SafirRosetti, a provider of security and investigation services and a wholly owned subsidiary of Global Options Group Inc. Mr. Safir has served as the Vice Chairman of Global Options Group Inc. since its May 2005 acquisition of SafirRosetti. He has served as Chief Executive Officer of Bode Technology, also a wholly owned subsidiary of Global Options Group Inc., since February 2007. Mr. Safir also currently serves as a director of (a) Implant Sciences Corporation, an explosives device detection company and (b) LexisNexis Special Services, Inc., a leading provider of information and technology solutions to government. During his career, Mr. Safir served as the 39th Police Commissioner of the City of New York, as Associate Director for Operations, U.S. Marshals Service, and as Assistant Director of the Drug Enforcement Administration. Mr. Safir was awarded the Ellis Island Medal of Honor among other citations and awards. The board of directors has concluded that Mr. Safir’s experience serving as the Police Commissioner of the City of New York and other U.S. law enforcement agencies is a key asset in terms of providing valuable guidance with respect to our security business. In addition to his law enforcement service, the board of directors has determined that Mr. Safir’s financial and business expertise and networks, including a diversified background of managing and serving as a director of public technology and security-based companies, strengthen the board of director’s collective qualifications and give him the qualifications and skills to serve as a director.
Shefali Shah has served as one of our directors since September 2007. Since March 2010, Ms. Shah has served as Senior Vice President, General Counsel and Corporate Secretary of Comverse. From March 2009 to March 2010, Ms. Shah served as the Acting General Counsel and Corporate Secretary of Comverse and from June 2006 through March 2009, Ms. Shah served as Associate General Counsel and Assistant Secretary. Prior to joining Comverse, Ms. Shah was an attorney in the corporate practice group of Weil, Gotshal & Manges LLP from September 2002 to June 2006. Ms. Shah also serves as a member of the board of directors of Ulticom, Inc., a Comverse majority-owned public company and former operating subsidiary of Comverse, and Starhome, B.V., a Comverse majority-owned subsidiary and a global provider of mobile roaming technology and services as well as numerous other wholly owned subsidiaries of Comverse. Ms. Shah was nominated by Comverse to serve as a member of our board of directors. The board of directors has concluded that Ms. Shah’s legal expertise, including her experience representing technology companies while in private practice, qualify her to serve as a director.

Stephen Swad has served as one of our directors since June 2009. Mr. Swad has served as Executive Vice President and Chief Financial Officer of Comverse since June 2009. Prior to joining Comverse, Mr. Swad served as Chief Financial Officer at Federal National Mortgage Association (Fannie Mae) from August 2007 to August 2008 and, prior to that, at AOL, LLC (formerly, America Online, Inc.) from February 2003 to February 2007. He also served as Executive Vice President of Finance and Administration at Turner Entertainment Group, and Vice President, Financial Planning and Analysis at Time Warner. Mr. Swad, a Certified Public Accountant and former partner of KPMG LLP, also served as Deputy Chief Accountant at the SEC. Mr. Swad was nominated by Comverse to serve as a member of our board of directors. The board of directors has concluded that Mr. Swad’s expertise as a Certified Public Accountant, serving as a Chief Financial Officer of another public company, management background and particular knowledge and experience in accounting, finance and capital structure and board practices of other corporations strengthen the board of director’s collective qualifications, skills and experience and qualify him to serve as a director.
Lauren Wright has served as one of our directors since September 2007. After serving as Special Advisor to the board of directors at Comverse from January 2007 to May 2007, Ms. Wright formally joined Comverse in May 2007 and has served since then as Senior Vice President Global Business Operations of Comverse. Prior to joining Comverse, Ms. Wright acted as a consultant and held a variety of executive positions including President and CEO of Pryor Resources, Inc., a venture-backed international seminar company, which she managed through bankruptcy reorganization, and President of Sprint International, a global telecommunications provider where she worked from 1988 to 2000. Ms. Wright was nominated by Comverse to serve as a member of our board of directors. The board of directors has concluded that Ms. Wright’s broad business background and management experience qualify her to serve as a director.
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
The Board of Directors and Board Committees
The Board of Directors; Director Independence; Controlled Company Exemption
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

The remaining seven members of the board of directors do not satisfy these “independence” definitions because they are either executive officers of ours or have been chosen by and/or are affiliated with our controlling stockholder, Comverse. Because we are eligible to be a “controlled company” (within the meaning of relevant NASDAQ Listing Rule 5615(c)), we previously were, and if our common stock was listed on NASDAQ, would continue to be exempt from certain NASDAQ Listing Rules that would otherwise require us to have a majority independent board or fully independent standing nominating and compensation committees. We determined that we are such a “controlled company” because Comverse holds more than 50% of the voting power for the election of our directors. If Comverse’s ownership were to fall below 50%, however, we would cease to be permitted to rely on the controlled company exception and would be required to have a majority independent board and fully independent standing nominating and compensation committees. The board of directors has determined that a board consisting of between seven and thirteen members is appropriate at the current time and the number is currently set at thirteen members, and will evaluate such determination from time to time. As of the date of this report, the board of directors consists of eleven directors (with two vacancies) and has four standing committees: the corporate governance and nominating committee, the audit committee, the compensation committee, and the stock option committee.
Board Leadership Structure
The board of directors believes that a person who holds the position of our Chief Executive Officer should also serve as one of our directors. We currently separate the roles of Chief Executive Officer and Chairman of the Board which reflects our belief at this time that our stockholders’ interests are best served by the day-to-day management direction of the Company under Mr. Bodner, as President and Chief Executive Officer and the leadership and energy brought to the Board of Directors by our Chairman of the Board, Mr. Dahan. Our Chief Executive Officer is most familiar with our business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy, while our Chairman of the Board provides guidance to the Chief Executive Officer, presides over meetings of the full board of directors, and brings a depth of varied business and management experience to our organization.

The Corporate Governance and Nominating Committee
Members: Messrs. Dahan, DeMarines, and Safir, and Ms. Wright
The corporate governance and nominating committee of the board of directors makes recommendations on director nominees to the board of directors and will consider director candidates suggested by existing directors, senior management, and stockholders if properly submitted in accordance with the applicable procedures set forth in our by-laws. These procedures have not changed since the filing of our last proxy statement in 2005. Pursuant to our Corporate Governance Guidelines contained within our Corporate Governance and Nominating Committee Charter, the corporate governance and nominating committee of the board of directors will seek members from diverse professional and personal backgrounds who combine a broad spectrum of experience and expertise with the highest ethical character and share the values of Verint. The assessment of candidates for the board includes an individual’s independence, as well as consideration of diversity, age, high personal and professional ethical standards, sound business judgment, personal and professional accomplishment, background and skills in the context of the needs of the board of directors. The corporate governance and nominating committee and the board of directors are also heavily influenced in selecting director candidates and nominees by our majority stockholder, Comverse. Comverse has the right to designate all members for nomination to the board of directors, other than those required by applicable law and regulation, including NASDAQ’s amended governance listing standards and the requirements of the SEC, to be “independent”, and may fill any vacancy resulting from a Comverse designee ceasing to serve as a director. As the sole holder of our preferred stock, Comverse also has the right to designate up to two directors to the board of directors if we fail to redeem the preferred stock when otherwise required to do so upon the happening of certain corporate events. See “Certain Relationships and Related Transactions, and Director Independence — Comverse Preferred Stock Financing Agreements” under Item 13 for further discussion of rights associated with our preferred stock. Comverse designees currently serving on our board of directors are Messrs. Baker, Bunyan, Dahan and Swad, Ms. Shah, and Ms. Wright. In connection with the nomination of directors for election at the annual meeting of stockholders, the corporate governance and nominating committee will assess the effectiveness of its selection criteria set forth in our Corporate Governance Guidelines annually. While the composition of the current board of directors reflects a majority of Comverse designees, it also reflects diversity in business and professional experience, skills, age and gender.
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
The Audit Committee
Members: Messrs. DeMarines, Minihan, Myers, and Safir
We have a separately designated standing audit committee established as contemplated by Section 10A of the Exchange Act. The board of directors has determined that each member of the audit committee is “independent” and financially literate as required by the additional independence requirements for members of the audit committee pursuant to Rule 10A-3 under the Exchange Act. The audit committee’s responsibilities are set forth in its charter and include, among other things, (a) assisting the board of directors in its oversight of our compliance with all applicable laws and regulations, which includes oversight of the quality and integrity of our financial reporting, internal controls, and audit functions as well as general risk oversight, and (b) direct and sole responsibility for the appointment, retention, compensation, and monitoring of the performance of our independent registered public accounting firm.

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
Risk Oversight
The board of directors has an active role, as a whole, and in particular the audit committee of the board of directors, in overseeing management of our risks. The board of directors believes an effective risk management system will (1) timely identify the material risks that we face, (2) communicate necessary information with respect to material risks to senior executives and, as appropriate, to the board of directors or relevant committee, (3) implement appropriate and responsive risk management strategies consistent with our risk profile, and (4) integrate risk management into our decision-making. The board of directors and audit committee of the board of directors regularly receive information regarding our credit, liquidity and operations from senior management. During its review of such information, the board of directors discusses, reviews and analyzes risks associated with each area, as well as risks associated with new business ventures. The compensation committee of the board of directors discusses, reviews and analyzes risks associated with our executive compensation plans and arrangements. See “Compensation Programs and Risk” under Item 11. The audit committee of the board of directors oversees management of financial and compliance risks and potential conflicts of interest, and the entire board of directors is regularly informed through audit committee reports about such risks.
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
Based solely on review of the copies of such reports furnished to us, or written representations that no reports were required, we believe that during the year ended January 31, 2010, our directors, executive officers, and 10% stockholders complied with all filing requirements except that:
•	an untimely Form 4 was filed by Messrs. DeMarines, Minihan, Myers, and Safir on May 20, 2009; and
•	an untimely Form 4 was filed by Messrs. Fante, Moriah and Parcell on February 8, 2010.

Item 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes our executive officer compensation program and addresses how we made compensation decisions for the executive officers named below (the “named executive officers”) for the year ended January 31, 2010:
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
We have included certain information in this Compensation Discussion and Analysis and this section generally for periods subsequent to January 31, 2010 that we believe may be useful for a more complete understanding of our compensation arrangements. While the focus of this discussion is on our compensation arrangements with our named executive officers (who are also referred to as “executive officers” or just “officers” below), in some cases we also provide information about compensation arrangements with our other executives or our employees generally where we believe it may be useful for providing context for our officer compensation arrangements.
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

Process Overview and Guidelines
In establishing the compensation package for our executive officers each year, the compensation committee reviews the various components and amounts of compensation being considered for each officer through the use of “tally sheets” or similar compensation summaries. The compensation committee, from time to time, engages a nationally recognized independent compensation consultant to prepare a peer group compensation “benchmarking” analysis for our officer compensation packages and to assist the compensation committee in structuring and evaluating proposed officer compensation packages or other executive compensation arrangements. The independent compensation consultant does not provide any other services to the company except advising the compensation committee on compensation for our officers, directors, or other personnel. Any advice provided with respect to non-officer or director personnel has been ancillary to officer compensation and has not exceeded $120,000 in fees and/or has been with respect to broad-based plans that do not discriminate in scope, terms, or operation in favor of our officers or directors and are available generally to all employees. The company pays the cost for the consultant’s services. With the compensation committee’s permission or at the compensation committee’s request, selected members of senior management generally work cooperatively with the compensation consultant in preparing proposals for officer compensation packages or other executive compensation arrangements for consideration by the compensation committee. The compensation consultant at all times remains independent of management, however, and forms its own views with respect to the recommendations it makes to the compensation committee. With the exception of his own package, the Chief Executive Officer also provides input to the compensation committee on each proposed executive officer compensation package. The compensation committee also meets in executive session (outside the presence of management) both with and without its independent compensation consultant and other advisors from time to time. The compensation committee is solely responsible for making final decisions on cash compensation for executive officers and the stock option committee is solely responsible for making final decisions on equity compensation for executive officers.
The composition of the peer group used for benchmarking analyses prepared by the compensation consultant is developed following discussions between the compensation committee, the compensation consultant, and members of senior management, and is reevaluated from year to year. The companies to be included in the peer group are selected from a sampling of publicly traded software and technology companies with annual revenues, market capitalizations, and/or enterprise values within a range above and below ours. In general, certain of our closest competitors do not fit within these parameters, either because they are much larger or much smaller than us, are privately held, or are foreign issuers who do not publicly file detailed compensation data.
For compensation for the year ended January 31, 2010, our compensation peer group consisted of:
•	McAfee Inc.,
•	Compuware Corporation,
•	THQ Inc.,
•	Sybase, Inc.,
•	Take-Two Interactive Software, Inc.,

•	Novell, Inc.,
•	FLIR Systems, Inc.,
•	Lawson Software, Inc.,
•	Salesforce.com, Inc.,
•	Quest Software, Inc., and
•	Nuance Communications, Inc.
Elements of compensation are considered by the compensation committee individually and in the aggregate. Based on the benchmarking analysis, the compensation committee initially uses a guideline of targeting cash compensation (salary and target bonus) at the median of our peer group for target performance and of targeting equity compensation at the 75th percentile of our peer group (based on dollar value) for target performance. We believe that targeting cash compensation at the median and equity compensation at the 75th percentile of our peer group ensures that we are well positioned to attract and retain the highest caliber of executive officer talent and properly incentivize our officers consistent with our compensation philosophy and objectives described above. The actual cash and equity target award levels for a given executive officer in a given year are not, however, determined solely based on these guidelines.
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
Elements of Compensation
Base Salary
Base salaries for our executive officers are generally negotiated by us with the officer upon hiring based on prior compensation history, salary levels of our other executive officers, geographic location, and benchmarking data. Base salaries for our executive officers are subject to adjustment annually by the compensation committee as part of its regular compensation review process based on the benchmarking process and the other factors described above, as well as based on special achievements, promotions, and other facts and circumstances specific to the individual officer. For the year ended January 31, 2010, we did not increase base salaries for our executive officers due to the economic environment.
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
Performance goals are based on revenue, a measure of profitability, and a measure of cash generation. For the year ended January 31, 2010, the measure of profitability was operating income and the measure of cash generation was days sales outstanding (“DSO”). A portion of the bonus is also tied to the achievement of non-financial management business objectives (“MBOs”) approved by the compensation committee. The compensation committee uses the same budget prepared by management and approved by our board of directors for operating our business in establishing corresponding quantitative financial goals for executive officer bonuses. This operating budget is prepared annually through a highly detailed, bottom-up process involving dozens of employees around the world from each of our three operating segments and represents a consensus view from the organization on the performance we can drive from our business. In building the budget, we also analyze our transaction pipeline, speak with customers and partners, and consider projected industry growth rates from analysts and other third-party sources. We believe that using the same budget for operating the business and for establishing annual compensation performance goals helps to maximize the alignment between the interests of our executive officers and our stockholders. For executive officers with responsibility for a specific operating unit, unit revenue and unit profitability goals (contribution margin) are also incorporated into the officer’s performance goals. For the year ended January 31, 2010, the compensation committee set the performance goal levels for revenue and profitability above the corresponding budget levels in order to drive performance in excess of budget in a challenging economic environment.
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

Budget /
Performance Goal
Metric	Differences from Corresponding GAAP Metric
Revenue	GAAP revenue excluding the impact of certain extraordinary business transactions and fair value adjustments relating to future support obligations under acquired contracts which would otherwise have been recognized on a stand-alone basis, as well as adjustments for sales concessions related to accounts receivable balances that existed prior to the date of an acquisition.

Operating income	GAAP operating income, adjusted for revenue as described above, and adjustments related to acquisitions including amortization of acquisition-related intangible assets, integration costs, acquisition-related write-downs, in-process research and development, impairment of goodwill and intangible assets, and special legal costs and settlement income, as well adjustments for stock-based compensation, expenses related to our restatement and extended filing delay, and certain other non-cash or non-recurring charges.
The financial performance goals established by the compensation committee generally come in the form of a range, wherein the officer may achieve a percentage of his target bonus (generally 50-75%) at the low end of the performance range (or threshold), 100% of his target bonus towards the middle of the performance range (target performance), and up to 200% of his target bonus at the high end of the performance range. Below threshold, the officer is not entitled to any bonus (for that goal). For performance that falls between points on the range, the bonus payout is calculated on a linear basis between those points. The compensation committee’s objective in establishing a range is to incentivize our officers to overachieve, while at the same time providing for a target performance number that can reasonably be achieved and lesser levels of reward for performance that approaches but does not achieve target performance. As a result, while the compensation committee takes into account the probability of achieving different levels of performance in establishing the threshold, target, and maximum for each performance goal and attempts to set the target at a level the compensation committee believes requires strong performance on the part of the officer, the compensation committee does not specifically attempt to identify a point in the range where it is as likely that the officer will fail to achieve the goal as it is that he will achieve the goal. Similarly, any MBO goals incorporated into an officer’s bonus plan are designed to require strong performance on the part of the officer, but are not intended to be so difficult to achieve that it is more likely than not that the officer will be unable to reach the goal.

For the year ended January 31, 2010, the independent members of the compensation committee established a maximum bonus pool for the executive officers equal to 3% of our budgeted non-GAAP operating income for the year ended January 31, 2010, which pool was then allocated among the executive officers on a percentage basis. The compensation committee also established target bonuses (below the amounts expected to result from the percentage allocations of the pool) and retained discretion to reduce the percentage allocations of the pool to or below these target bonus amounts based on, among other things, the level of achievement of the performance goals adopted by the compensation committee or the occurrence of extraordinary events, provided that any such adjustments (a) are consistent with and subject to the requirements set forth in Section 162(m) of the Internal Revenue Code and (b) do not result in an actual bonus payout that is less than 80% of the amount such executive officer would receive, if any, if bonuses were based solely on the financial performance goals (i.e., excluding for this purpose the MBO goal).
In establishing target bonuses for the executive officers other than Mr. Bodner, the compensation committee elected to set the target bonus for Messrs. Robinson and Moriah at approximately 60% of base salary and the target bonus for Messrs. Sperling, Parcell, and Fante at 40-50% of base salary. These percentages of base salary were based on the bonus target specified by the officer’s employment agreement (if applicable) and the regular compensation review process, including the committee’s review of benchmarking data provided by its independent compensation consultant. Mr. Bodner’s target bonus was also based on benchmarking data provided by the compensation committee’s independent compensation consultant as part of the regular compensation review process, but was not tied directly to his base salary. For the year ended January 31, 2010, we did not increase target bonuses for our executive officers due to the economic environment.

Annual Bonuses for the Year Ended January 31, 2010
The following summarizes the specific approach taken by the compensation committee for establishing annual bonuses for each executive officer the year ended January 31, 2010. Consistent with the terms of the officer bonus plans described above and taking into account the company’s circumstances during the performance period, in setting the bonus payouts for the year ended January 31, 2010, the compensation committee accepted management’s recommendation to reduce the bonus levels for each of Messrs. Bodner, Robinson, Moriah, and Fante from the amounts resulting from the formulaic plan calculation to amounts that management and the compensation committee believed more accurately reflected the performance achieved against the established performance goals. The compensation committee also approved management’s recommendation to authorize management to use the amount of this reduction to augment the bonuses for selected high performing employees below the officer level.

		Max %	Target Bonus			Calculated	Calculated Payout	Actual
		Bonus	% of		Calculated Achievement Against	Payout	Amount (Prior to	Payout
Name	Description of Bonus Plan	Pool	Bonus Pool	$	Performance Goals	Percentage	Adjustments)	Amount(1)
Bodner	Bonus based 40% on	41.39%	12.5%	$600,000	Company revenue: 104.2%	136.0%	$897,150	$780,072
	company revenue, 40% on				Company operating income: 126.5%	182.8%
	company operating				DSO: 111%	140.0%
	income, 10% on DSO, and				MBO: 80%	80.0%
	10% on MBOs.
Robinson	Bonus based 40% on	14.65%	4.4%	$212,400	Company revenue: 104.2%	136.0%	$317,591	$276,145
	company revenue, 40% on				Company operating income: 126.5%	182.8%
	company operating				DSO: 111%	140.0%
	income, 10% on DSO, and				MBO: 80%	80.0%
	10% on MBOs.
Moriah	Bonus based 40% on	14.65%	4.4%	$212,400	Company revenue: 104.2%	136.0%	$321,839	$276,170
	company revenue, 40% on				Company operating income: 126.5%	182.8%
	company operating				DSO: 111%	140.0%
	income, 10% on DSO, and				MBO: 100%	100.0%
	10% on MBOs.
Sperling	Bonus based 20% on	10.34%	3.1%	$149,736	Company revenue: 104.2%	136.0%	$217,391	$217,391
	company revenue, 20% on				Company operating income: 126.5%	182.8%
	company operating				Unit revenue: 100.7%	102.6%
	income, 20% on unit				Unit contribution margin: 108.4%	111.8%
	revenue, 20% on unit				DSO: 111%	140.0%
	contribution margin				MBO: 100%	100.0%
	(relating to the unit
	for which Mr. Sperling
	was responsible), 10% on
	DSO, and 10% on MBOs.
Parcell	Bonus based 20% on	7.76%	2.3%	$112,472	Company revenue: 104.2%	136.0%	$159,280	$159,280
	company revenue, 20% on				Company operating income: 126.5%	182.8%
	company operating				Unit revenue: 101.1%	104.5%
	income, 20% on unit				Unit contribution margin: 85.2%	83.2%
	revenue, 20% on unit				DSO: 111%	140.0%
	contribution margin				MBO: 80%	80.0%
	(relating to the unit
	for which Mr. Parcell
	was responsible), 10% on
	DSO, and 10% on MBOs.
Fante	Bonus based 40% on	11.21%	3.4%	$162,500	Company revenue: 104.2%	136.0%	$246,228	$211,288
	company revenue, 40% on				Company operating income: 126.5%	182.8%
	company operating				DSO: 111%	140.0%
	income, 10% on DSO, and				MBO: 100%	100.0%
	10% on MBOs.

(1)	As described above, the amounts in this column reflect the amounts determined by the compensation committee after discretionary adjustments. The payout amounts for Messrs. Parcell and Sperling also reflect the impact of applicable exchange rates on the payment dates or the bonus approval date (if payment has not yet been made).

Performance vs. Calculated Payout Matrices
(except as noted below, applies to each officer on a goal by goal basis based on the officer’s individualized bonus plan per the table above)

Percentage of Company Revenue Goal Achieved	Payout Percentage (for goal)
Less than 80%	0%
80%	50%
88%	70%
91%	80%
97%	90%
100%	100%
103%	125%
106%	150%
109% or more	200%

Percentage of Company Operating Income Goal Achieved	Payout Percentage (for goal)
Less than 32%	0%
32%	50%
60%	70%
70%	80%
90%	90%
100%	100%
110%	125%
120%	150%
130% or more	200%

Percentage of DSO Goal Achieved	Payout Percentage (for goal)
Less than 80%	0%
80%	50%
87%	75%
100%	100%
107%	125%
113%	150%
120% or more	200%

Sperling: Percentage of Unit Revenue Goal Achieved	Payout Percentage (for goal)
Less than 77%	0%
77%	50%
83%	70%
90%	80%
97%	90%
100%	100%
107%	125%
112%	150%
117% or more	200%

Sperling: Percentage of Unit Contribution Margin Goal Achieved	Payout Percentage (for goal)
Less than 38%	0%
38%	50%
55%	70%
73%	80%
91%	90%
100%	100%
118%	125%
132%	150%
145% or more	200%

Parcell: Percentage of Unit Revenue Goal Achieved	Payout Percentage (for goal)
Less than 78%	0%
78%	50%
83%	70%
90%	80%
97%	90%
100%	100%
106%	125%
112%	150%
118% or more	200%

Parcell: Percentage of Unit Contribution Margin Goal Achieved	Payout Percentage (for goal)
Less than 56%	0%
56%	50%
67%	70%
81%	80%
94%	90%
100%	100%
112%	125%
124%	150%
135% or more	200%
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
Where possible, the board of directors (or the compensation committee or stock option committee) endeavors to establish the grant date well in advance of the grant and to schedule vesting dates to occur at a time when we would not normally be in a quarterly trading blackout (to reduce the chances that vesting-related tax events occur during blackout periods). Apart from seeking to grant or schedule vesting dates outside of blackout periods, we do not time our grants by reference to the release of earnings or other material information.
Prior to the year ended January 31, 2006, our preferred form of equity award was stock options. In recent years, we have moved to restricted stock and subsequently to RSUs as the preferred form of award. This move from stock options to restricted stock and RSUs resulted from a desire to decrease equity compensation expense under applicable accounting standards and to improve the retentive effect and perceived value of our equity awards, and was also informed by dilution considerations. The compensation committee periodically reviews the elements of compensation it uses, however, and we may in the future incorporate stock options as a component of our compensation packages for executive officers or others. To the extent that stock options are used, the exercise price of such options is always the closing price of our stock on the date of board of directors or stock option committee approval.

Since the beginning of the year ended January 31, 2008, annual equity awards for our executive officers have been divided evenly between time-vested awards and performance-vested awards. We moved to this 50-50 mix in order to further align officer incentives with company performance and put a greater proportion of our officer’s compensation “at risk”. Our current practice for time-based equity awards for officers is equal vesting over a three-year period. Performance-based equity awards to date have been comprised of three separate vesting periods corresponding to three separate performance periods, each concluding at the end of a fiscal year, though in some cases, the performance period has been less than 12 months in duration. The stock option committee sets the performance goal for each such performance period following the beginning of the performance period. We believe that waiting until the beginning of the applicable performance period to set the performance goal for that period allows greater precision in tailoring the incentive and retentive effect of these awards than would setting the goals for all periods at the time of grant.
The performance goal for each such performance period is revenue. The stock option committee establishes the revenue goal for each performance period based on a recommendation from the compensation committee. In making this recommendation, the compensation committee uses the same budget prepared by management and approved by our board of directors for operating our business. As described above in the discussion of annual bonuses, we believe that using the same budget for operating the business and for establishing annual compensation performance goals helps to maximize the alignment between the interests of our executive officers and our stockholders. As described above with respect to our annual bonus plans, because our revenue performance goals come from our annual operating budget, they are expressed on a non-GAAP basis. See “- Elements of Compensation - Annual Bonus” above for more information.
The revenue performance goal established by the stock option committee generally comes in the form of a range, wherein the officer may earn a portion of the award for the applicable performance period (generally ranging from 50-75%) at the low end of the performance range (or threshold) and 100% of the award at target performance. The stock option committee may also provide for the opportunity to earn in excess of 100% of the target award in the event actual performance exceeds target performance. For the year ended January 31, 2010, the stock option committee provided for such an opportunity for the new awards approved on March 4, 2009 and May 20, 2009. Performance awards granted in prior years did not provide for such an opportunity to overachieve. For performance that falls between points on the range, the amount earned is calculated on a linear basis between those points.
As with the compensation committee’s approach for annual bonuses, the stock option committee’s objective in establishing (after considering the compensation committee’s recommendation with respect to equity-based awards) a range for the performance goal is to incentivize our officers to overachieve (for awards which provide for an overachievement opportunity), while at the same time providing for a target performance number that can reasonably be achieved and lesser levels of reward for performance that approaches but does not achieve target performance. As a result, while the stock option committee takes into account the probability of achieving different levels of performance in establishing the threshold, target, and, if applicable, maximum performance levels of the range and attempts to set the target performance number at a level the stock option committee believes requires strong performance on the part of the officer, the stock option committee does not specifically attempt to identify a point in the range where it is as likely that the officer will fail to achieve the goal as it is that he will achieve the goal.

The following summarizes the performance versus payout matrices established by the stock option committee for the performance period ended January 31, 2010:

Performance vs. Payout Matrix (for awards approved July 2, 2007)
Percentage of Eligible Performance Shares
Percentage of Revenue Goal Achieved	Earned for Period
Less than 82%	0%
82%	50%
100% or more	100%

Performance vs. Payout Matrix (for awards approved May 28, 2008)
Percentage of Eligible Performance Shares
Percentage of Revenue Goal Achieved	Earned for Period
Less than 82%	0%
82%	50%
100% or more	100%

Performance vs. Payout Matrix (for awards approved March 4, 2009 or May 20, 2009)
Percentage of Eligible Performance Shares
Percentage of Revenue Goal Achieved	Earned for Period
Less than 82%	0%
82%	50%
100%	100%
112% or more	200%
The stock option committee determines the amount earned by each officer under his outstanding performance equity awards after year-end following the finalization of results for the applicable performance period.
For the year ended January 31, 2010, the stock option committee determined that 107.4% of the revenue goal had been achieved for the performance period, resulting in the officers earning 100% of the performance shares eligible to be earned in such performance period under the third tranche of the July 2, 2007 awards, 100% of the performance shares eligible to be earned in such performance period under the second tranche of the May 28, 2008 awards, and 161.6% of the performance shares eligible to be earned in such performance period under the first tranche of the March 4, 2009 and May 20, 2009 awards.
Although we do not presently have any stock ownership guidelines in place for our officers or directors, we are presently developing such guidelines in consultation with the compensation committee’s independent compensation consultant and other advisors. Our insider trading policy prohibits all personnel (including officers and directors) from short selling in our securities, from short-term trades in our securities (open market purchase and sale within three months), and from trading options in our securities. Due to our extended filing delay, other than limited dispositions to the company to cover tax liabilities in connection with vestings, none of our current executive officers has been able to sell any of our securities, including shares underlying equity awards, since January 2006.

Other Pay Elements
Except as described in the next section with respect to our extended filing delay period, we do not currently make use of other equity or cash based long-term incentive compensation arrangements, defined-benefit plans, or deferred compensation plans. We provide a limited amount of perquisites to our executive officers, which vary from officer to officer and region to region and include:
•	use of a company car or an annual car allowance,
•	fuel reimbursement allowance,
•	an annual allowance for professional legal, tax, or financial advice,
•	certain statutory payments,
•	payments for accrued vacation days (prior to separation from service), and
•	supplemental company-paid life insurance.
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
Employment Agreements
As of the filing date of this report, each of our executive officers other than Mr. Sperling is party to a formal employment agreement with us. Mr. Sperling has a customary offer letter from us and a letter agreement regarding the release of his severance, retirement, and disability insurance funds in the event of a termination event, but does not currently have a formal employment agreement. Mr. Bodner’s employment agreement was signed on February 23, 2010, so he was not party to an agreement with us during the period covered by this Item 11.

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
• Amended and restated agreement signed on November 10, 2009
Mr. Parcell’s original employment agreement was signed in 2001 in accordance with our local U.K. practice of entering into employment agreements with all U.K. employees. The other officer employment agreements were put in place following the negotiation of our first formal executive employment agreement in connection with the recruiting of Mr. Robinson as our new Chief Financial Officer. This process of entering into formal employment agreements with our executive officers has progressed iteratively during our extended filing delay period and at different rates with each of our officers. We are currently in discussions regarding a formal employment agreement with Mr. Sperling and amended employment agreements with Mr. Robinson and Mr. Parcell. All of the employments agreements and amended agreements entered into with our officers since 2006 have been designed in consultation with the compensation committee’s independent compensation consultant at such time.
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
Due to our restatement and lack of audited financial statements during our extended filing delay period, for compensation for the year ended January 31, 2010, performance goals for cash bonuses and for performance-based equity, and corresponding year-end payout and vesting calculations, have been based on preliminary, unaudited financial metrics and results. As a result, in addition to the regular discretion retained by the compensation committee in awarding annual bonuses, these performance goals and/or these year-end payouts and vesting calculations have been subject to equitable adjustment by the compensation committee or the stock option committee, as applicable, in connection with their regular annual determination of whether performance goals have been achieved, to take into account changes resulting from our revenue recognition review and other accounting adjustments unrelated to our operations. The compensation and stock option committees reserved the right to make such equitable adjustments to ensure that neither the company nor the officers unfairly benefited or were unfairly penalized by changes to our financial performance metrics resulting solely from changes to our accounting methodology.

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

Following the payment of the 2007 retention bonuses in mid-2007 and early 2008 to certain key employees (other than executive officers, except, as noted above, for Mr. Parcell) and the cash settlement of the first half of the 2008 equity awards for employees (other than executive officers) in April 2009, the compensation and stock option committees concluded that, in light of these cash payments to other employees, the inability of the executive officers to derive any present value from their outstanding equity awards (as a result of our extended filing delay period), and continued officer retention concerns on the part of senior management, the officers (a) should be permitted to vest into the portions of their outstanding equity awards that would otherwise have vested but for the compliance vesting conditions and (b) to the extent feasible, should not be subject to compliance vesting conditions under future equity awards. The compensation and stock option committees believed that this approach of removing the risk of loss on the “earned” portions of these awards was important in ensuring that the officers were not being treated unfairly vis-à-vis other grantees and was preferable to paying a portion of these awards in cash as we did for other grantees. As a result, the compensation and stock option committees authorized us to enter into amendments with each of the executive officers to remove the compliance vesting conditions from their 2007 and 2008 equity awards, thereby permitting these awards to vest on their original schedule. As of the filing date of this report, we have finalized all of these amendments except for Mr. Parcell’s which remains open due to local tax considerations. In addition, the 2009 annual equity awards to our executive officers approved on March 4, 2009 and May 20, 2009 (unlike the grants made to other employees) did not contain these compliance vesting conditions, however, our most recent officer grant, approved on March 17, 2010, did contain a plan capacity vesting condition due to plan capacity limitations at such time.
Review of Executive Compensation Arrangements
Over the course of the second half of 2008 and throughout 2009, the compensation committee, in consultation with its independent compensation consultant and other advisors, undertook a review of the employment terms of our senior management, including our executive officers, to ensure that these arrangements were at market levels and contained market terms and conditions. This review was motivated both by a desire to continue to improve executive retention during our extended filing delay period as well as by a desire to remain competitive from a compensation perspective generally. As a result of this process, we have entered into, or are currently in discussions regarding, new or amended employment agreements with each of our executive officers to provide, among other things, for enhanced severance benefits in the event of a termination in connection with a corporate transaction. A more detailed discussion of these updated arrangements is provided under “- Executive Officer Severance Benefits and Change in Control Provisions” below. In addition to the goals of enhancing executive officer retention and bringing the terms of our executive employment arrangements up to market generally, the compensation committee also believed that it was in our best interest to provide appropriate change in control protections to our executive officers so they would not be distracted by personal considerations in the event of a business combination transaction that may be beneficial to our stockholders but may result in the loss of the officer’s position.

2009 Retention Awards
In 2009, we entered into retention award letter agreements with each of our executive officers other than Mr. Bodner which provide for the payment of cash bonuses over a two-year period ending in April 2011 (the “2009 retention bonuses”). At Mr. Bodner’s request, the compensation committee did not approve a 2009 retention bonus for him. As with the 2007 retention programs, the 2009 retention bonus program was designed in consultation with the compensation committee’s independent compensation consultant.
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

Compensation Programs and Risk
In connection with the preparation of this report, we reviewed our compensation policies and practices. In light of this review, we believe that our compensation policies and practices are comparable to those used by similarly situated companies in our industry and the companies with which we compete for talent and are reasonably calculated to incentivize performance without encouraging unreasonable risk taking. Subject to regional differences, we attempt to structure our compensation policies and practices that are based on performance goals uniformly across the company, using quarterly or annual targets that are based on company performance or unit performance and/or sales commissions. Our commission plans contain provisions allowing us to reduce, withhold, or offset commissions for transactions that do not meet specified minimum requirements, even after the commission has been paid. We have also adopted quarter-end guidelines to help ensure that sales transactions are handled in a consistent and ethical manner at the end of each reporting period. In addition, as noted in the Compensation Discussion and Analysis above, our officer bonus and performance equity programs are subject to annual maximum payouts and our officer and other executive employment agreements contain clawback provisions.
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

Executive Compensation
Summary Compensation Table
The following table lists the annual compensation of our named executive officers for the three years ended January 31, 2010.

	Year
	Ended							Non-Equity
	January					Stock	Option	Incentive Plan		All Other
Name and Principal Position	31,	Salary		Bonus		Awards	Awards	Compensation		Compensation		Total
		($)		($)(1)		($)(2)	($)(2)	($)(3)		($)(4)		($)
Dan Bodner - President and Chief Executive Officer and Corporate Officer	2010	600,000		—		601,620	—	780,072		41,818		2,023,510
	2009	600,000		—		1,509,436	—	584,230		41,090		2,734,756
	2008	506,800		—		3,273,398	—	506,616		36,412		4,323,226
Douglas Robinson - Chief Financial Officer and Corporate Officer	2010	354,000		—		218,942	—	276,145		14,000		863,087
	2009	354,000		—		754,531	—	206,818		24,000		1,339,349
	2008	340,000		—		1,959,597	—	238,298		24,000		2,561,895
Elan Moriah - President, Verint Witness Actionable Solutions and Verint Video Intelligence Solutions and Corporate Officer	2010	354,000		—		217,129	—	276,170		12,687		859,986
	2009	354,000		—		742,832	—	206,818		14,644		1,318,294
	2008	340,000		—		1,285,086	—	213,650		11,969		1,850,705
Meir Sperling - President, Verint Communications Intelligence and Investigative Solutions and Corporate Officer	2010	317,528	(5)	—		460,590	—	217,391	(5)	82,360		1,077,869
	2009	345,899		—		669,475	—	205,040		97,030		1,317,444
	2008	277,601		—		1,254,316	—	245,586		93,388		1,870,891
David Parcell - Managing Director, EMEA and Corporate Officer	2010	306,520	(6)	—		191,254	—	159,280	(6)	57,058		714,112
	2009	348,695		102,823	(7)	648,974	—	81,148		51,620		1,233,260
	2008	376,470		67,413		560,116	—	146,356		52,188		1,202,543
Peter Fante - Chief Legal Officer, Chief Compliance Officer, Secretary and Corporate Officer	2010	325,000		—		188,194	—	211,288		18,250		742,732
	2009	325,000		—		629,219	—	158,229		14,000		1,126,448
	2008	292,500		25,590		989,631	—	139,410		48,672	(8)	1,495,803

(1)	Includes annual bonuses paid based on general performance reviews by the compensation committee not tied to pre-defined performance goals or other special bonuses.

(2)	Reflects the aggregate grant date fair value of stock or option awards, as applicable, approved for the executive officer in the applicable fiscal year computed in accordance with applicable accounting standards. For performance-based awards, the value shown in the table is based on the achievement of the target level (or probable level) of performance. See the table below entitled “Maximum Grant Date Value of Performance Awards” for the aggregate grant date fair value of these performance awards assuming the highest level of performance had been achieved. The grant date fair value of our annual equity awards has fluctuated significantly from year to year based on significant volatility in our stock price during our extended filing delay period, particularly with respect to the awards made in the year ended January 31, 2010. As noted in the Compensation Discussion and Analysis, in the year ended January 31, 2008, in addition to a regular annual equity grant, each officer also received a retention equity award. Mr. Robinson also received a one-time welcome grant in that year.

(3)	Amount represents performance-based annual cash bonuses tied to pre-defined performance goals.

(4)	See the table below for additional information on “All Other Compensation” amounts for the year ended January 31, 2010. “All Other Compensation” does not include premiums for group life, health, or disability insurance that is available generally to all salaried employees in the country in which the executive officer is employed and do not discriminate in scope, terms, or operation in favor of our executive officers or directors.

(5)	Mr. Sperling received a salary of NIS 1,238,892 per annum ($317,528 based on the average exchange rate from February 1, 2009 through January 31, 2010 of NIS 1=$0.2563) and a performance-based bonus of NIS 808,447 ($217,391 based on the May 2, 2010 exchange rate of NIS 1=$0.2689).

(6)	Mr. Parcell received a salary of £194,000 per annum ($306,520 based on the average exchange rate from February 1, 2009 through January 31, 2010 of £1= $1.5800), a performance-based bonus of £98,650 ($159,280) paid in installments based on the average exchange rate from May 31, 2009 through March 31, 2010 of £1= $1.6146).

(7)	For the year ended January 31, 2009, Mr. Parcell received a discretionary bonus of $30,000 and £36,850 ($72,823 based on the May 31, 2008 exchange rate of £1=$1.9762) representing the second half of his 2007 cash retention bonus, which was earned and paid in 2008.

(8)	Includes a one-time relocation allowance of $30,000 for Mr. Fante.
Maximum Grant Date Value of Performance Awards
The following table sets forth the aggregate grant date fair value of the performance awards made to our executive officers during the years ended January 31, 2010, 2009, and 2008 assuming the highest level of performance had been achieved. Fair value is calculated based on the closing price of our common stock on the accounting grant date, which is not always the same as the date the stock option committee approved the grant, and award tranches are also grouped by accounting grant date. The accounting grant date is generally the date on which the performance goal for the applicable award tranche has been both established and communicated.

					Fair Value on Date
	Date of Committee		Accounting	Maximum	of Commitee
Name	Approval of Grant		Grant Date	Possible Shares	Approval
Dan Bodner	3/4/2009 (1st tranche	)	3/18/2009	62,500	$212,500
	5/28/2008 (2nd tranche	)	3/18/2009	12,500	$42,500
	7/2/2007 (3rd tranche	)	3/18/2009	18,767	$63,808

			Total YE 1/31/2010	93,767	$318,808

	5/28/2008 (1st tranche	)	5/28/2008	12,500	$274,375
	7/2/2007 (2nd tranche	)	5/28/2008	18,767	$411,936

			Total YE 1/31/2009	31,267	$686,311

	7/2/2007 (1st tranche	)	1/31/2008	18,766	$347,171

			Total YE 1/31/2008	18,766	$347,171

Douglas Robinson	3/4/2009 (1st tranche	)	3/18/2009	22,556	$76,691
	5/28/2008 (2nd tranche	)	3/18/2009	7,518	$25,561
	7/2/2007 (3rd tranche	)	3/18/2009	4,300	$14,620

			Total YE 1/31/2010	34,374	$116,872

	5/28/2008 (1st tranche	)	5/28/2008	7,518	$165,020
	7/2/2007 (2nd tranche	)	5/28/2008	4,300	$94,385

			Total YE 1/31/2009	11,818	$259,405

	7/2/2007 (1st tranche	)	1/31/2008	4,300	$79,550

			Total YE 1/31/2008	4,300	$79,550

					Fair Value on Date
	Date of Committee		Accounting	Maximum	of Commitee
Name	Approval of Grant		Grant Date	Possible Shares	Approval
Meir Sperling	5/20/2009 (1st tranche	)	6/20/2009	20,050	$212,530
	5/28/2008 (2nd tranche	)	3/18/2009	6,683	$22,722
	7/2/2007 (3rd tranche	)	3/18/2009	3,767	$12,808

			Total YE 1/31/2010	30,500	$248,060

	5/28/2008 (1st tranche	)	5/28/2008	6,683	$146,692
	7/2/2007 (2nd tranche	)	5/28/2008	3,767	$82,686

			Total YE 1/31/2009	10,450	$229,378

	7/2/2007 (1st tranche	)	1/31/2008	3,766	$69,671

			Total YE 1/31/2008	3,766	$69,671

Elan Moriah	3/4/2009 (1st tranche	)	3/18/2009	22,556	$76,690
	5/28/2008 (2nd tranche	)	3/18/2009	7,518	$25,561
	7/2/2007 (3rd tranche	)	3/18/2009	3,767	$12,808

			Total YE 1/31/2010	33,841	$115,059

	5/28/2008 (1st tranche	)	5/28/2008	7,518	$165,020
	7/2/2007 (2nd tranche	)	5/28/2008	3,767	$82,686

			Total YE 1/31/2009	11,285	$247,706

	7/2/2007 (1st tranche	)	1/31/2008	3,766	$69,671

			Total YE 1/31/2008	3,766	$69,671

David Parcell	3/4/2009 (1st tranche	)	3/18/2009	20,050	$68,170
	5/28/2008 (2nd tranche	)	3/18/2009	6,683	$22,722
	7/2/2007 (3rd tranche	)	3/18/2009	2,834	$9,636

			Total YE 1/31/2010	29,567	$100,528

	5/28/2008 (1st tranche	)	5/28/2008	6,683	$146,692
	7/2/2007 (2nd tranche	)	5/28/2008	2,833	$62,184

			Total YE 1/31/2009	9,516	$208,876

	7/2/2007 (1st tranche	)	1/31/2008	2,833	$52,411

			Total YE 1/31/2008	2,833	$52,411

					Fair Value on Date
	Date of Committee		Accounting	Maximum	of Commitee
Name	Approval of Grant		Grant Date	Possible Shares	Approval
Peter Fante	3/4/2009 (1st tranche	)	3/18/2009	20,050	$68,170
	5/28/2008 (2nd tranche	)	3/18/2009	6,683	$22,722
	7/2/2007 (3rd tranche	)	3/18/2009	1,934	$6,576

			Total YE 1/31/2010	28,667	$97,468

	5/28/2008 (1st tranche	)	5/28/2008	6,683	$146,692
	7/2/2007 (2nd tranche	)	5/28/2008	1,933	$42,429

			Total YE 1/31/2009	8,616	$189,121

	7/2/2007 (1st tranche	)	1/31/2008	1,933	$35,761

			Total YE 1/31/2008	1,933	$35,761
All Other Compensation Table (1)

				Car Allowance
				or Cost of
	Employer	Severance		Company Car	Professional	Accrued	Statutory	Supplemental
	Retirement	Fund	Study Fund	Plus Fuel	Advice	Vacation	Recreation	Life
	Contribution	Contribution	Contribution	Allowance	Allowance	Payout	Payment	Insurance	Total
Name	($)	($)	($)	($)	($)	($)	($)	($)	($)
Dan Bodner	2,000	—	—	14,828	20,000	—	—	4,990	41,818
Douglas Robinson	2,000	—	—	12,000	—	—	—	—	14,000
Elan Moriah	2,000	—	—	10,687	—	—	—	—	12,687
Meir Sperling (2)	17,623	26,810	23,815	13,502	—	—	610	—	82,360
David Parcell (3)	20,098	—	—	21,778	8,023	7,159	—	—	57,058
Peter Fante	2,000	—	—	12,000	4,250	—	—	—	18,250

(1)	This supplemental table is provided as additional information for our stockholders and is not intended as a substitute for the information presented in the “Summary Compensation Table”.

(2)	For the year ended January 31, 2010, Mr. Sperling received a company contribution to his retirement fund of NIS 68,759 ($17,623), to his severance fund of NIS 104,603 ($26,810), to his study fund of NIS 92,917 ($23,815), use of a company car plus a fuel reimbursement allowance which cost us NIS 52,679 ($13,502) for the period, and a statutory recreation payment of NIS 2,380 ($610), in each case, based on the average exchange rate from February 1, 2009 through January 31, 2010 of NIS 1=$0.2563.

(3)	For the year ended January 31, 2010, Mr. Parcell received a company contribution to his retirement fund of £12,720 ($20,098), use of a company car plus a fuel reimbursement allowance which cost us £13,783 ($21,778) for the period, reimbursement of professional advice allowance of £5,078 ($8,023), and payout of accrued vacation of £4,477 ($7,159), in each case, based on the average exchange rate from February 1, 2009 through January 31, 2010 of £1= $1.5800.

Grants of Plan-Based Awards for the Year Ended January 31, 2010
The following table sets forth information concerning equity grants to our named executive officers during the year ended January 31, 2010. For the sake of clarity, the table also contains information about awards made in other years to the extent that the performance goal for any tranche of such awards was set in the year ended January 31, 2010.

											All Other Stock	Accounting
					Estimated Possible Payouts			Estimated Future Payouts			Awards:	Grant Date
		Date of			Under Non-Equity Incentive			Under Equity Incentive Plan			Number of	Fair Value of
		Committee			Plan Awards			Awards			Shares of	Stock and
		Approval of	Accounting		Threshold	Target	Max	Threshold	Target	Max	Stock or Units	Option Awards
Name	Type of Award	Grant	Grant Date		($)(1)	($)	($)	(#)(10)	(#)	(#)	(#)	(2)
Dan Bodner	RSU (Time-vested grant)(3)	3/4/2009	3/4/2009		—	—	—	—	—	—	93,750	$389,063
	RSU (Performance-vested	3/4/2009	3/18/2009	(9)	—	—	—	15,625	31,250	62,500	—	$106,250
	grant)(4)(5)(6)	3/4/2009	3/17/2010	(9)	—	—	—	18,750	31,250	62,500	—	$768,125
		3/4/2009	n/a	(9)	—	—	—	n/a	31,250	62,500	—	n/a
		5/28/2008	5/28/2008	(9)	—	—	—	12,500	12,500	12,500	—	$274,375
		5/28/2008	3/18/2009	(9)	—	—	—	6,250	12,500	12,500	—	$42,500
		5/28/2008	3/17/2010	(9)	—	—	—	7,500	12,500	12,500	—	$307,250
		7/2/2007	1/31/2008	(9)	—	—	—	14,075	18,766	18,766	—	$347,171
		7/2/2007	5/28/2008	(9)	—	—	—	14,075	18,767	18,767	—	$411,936
		7/2/2007	3/18/2009	(9)	—	—	—	9,384	18,767	18,767	—	$63,808
	Annual Bonus for YE 1/31/10	n/a	n/a		270,000	600,000	1,140,000	—	—	—	—	—
Douglas Robinson	RSU (Time-vested grant)(3)	3/4/2009	3/4/2009		—	—	—	—	—	—	33,835	$140,415
	RSU (Performance-vested	3/4/2009	3/18/2009	(9)	—	—	—	5,639	11,278	22,556	—	$38,345
	grant)(4)(5)(6)	3/4/2009	3/17/2010	(9)	—	—	—	6,767	11,278	22,556	—	$277,213
		3/4/2009	n/a	(9)	—	—	—	n/a	11,279	22,558	—	n/a
		5/28/2008	5/28/2008	(9)	—	—	—	7,518	7,518	7,518	—	$165,020
		5/28/2008	3/18/2009	(9)	—	—	—	3,759	7,518	7,518	—	$25,561
		5/28/2008	3/17/2010	(9)	—	—	—	4,512	7,520	7,520	—	$184,842
		7/2/2007	1/31/2008	(9)	—	—	—	3,225	4,300	4,300	—	$79,550
		7/2/2007	5/28/2008	(9)	—	—	—	3,225	4,300	4,300	—	$94,385
		7/2/2007	3/18/2009	(9)	—	—	—	2,150	4,300	4,300	—	$14,620
	Annual Bonus for YE 1/31/10	n/a	n/a		95,580	212,400	403,560	—	—	—	—	—
Elan Moriah	RSU (Time-vested grant)(3)	3/4/2009	3/4/2009		—	—	—	—	—	—	33,835	$140,415
	RSU (Performance-vested	3/4/2009	3/18/2009	(9)	—	—	—	5,639	11,278	22,556	—	$38,345
	grant)(4)(5)(6)	3/4/2009	3/17/2010	(9)	—	—	—	6,767	11,278	22,556	—	$277,213
		3/4/2009	n/a	(9)	—	—	—	n/a	11,279	22,558	—	n/a
		5/28/2008	5/28/2008	(9)	—	—	—	7,518	7,518	7,518	—	$165,020
		5/28/2008	3/18/2009	(9)	—	—	—	3,759	7,518	7,518	—	$25,561
		5/28/2008	3/17/2010	(9)	—	—	—	4,512	7,520	7,520	—	$184,842
		7/2/2007	1/31/2008	(9)	—	—	—	2,825	3,766	3,766	—	$69,671
		7/2/2007	5/28/2008	(9)	—	—	—	2,825	3,767	3,767	—	$82,686
		7/2/2007	3/18/2009	(9)	—	—	—	1,884	3,767	3,767	—	$12,808
	Annual Bonus for YE 1/31/10	n/a	n/a		95,580	212,400	403,560	—	—	—	—	—

											All Other Stock	Accounting
					Estimated Possible Payouts			Estimated Future Payouts			Awards:	Grant Date
		Date of			Under Non-Equity Incentive			Under Equity Incentive Plan			Number of	Fair Value of
		Committee			Plan Awards			Awards			Shares of	Stock and
		Approval of	Accounting		Threshold	Target	Max	Threshold	Target	Max	Stock or Units	Option Awards
Name	Type of Award	Grant	Grant Date		($)(1)	($)	($)	(#)(10)	(#)	(#)	(#)	(2)
Meir Sperling	RSU (Time-vested grant)(3)	5/20/2009	6/20/2009		—	—	—	—	—	—	30,075	$318,795
	RSU (Performance-vested	5/20/2009	6/20/2009	(9)	—	—	—	5,013	10,025	20,050	—	$106,265
	grant)(4)(5)(6)	5/20/2009	3/17/2010	(9)	—	—	—	6,015	10,025	20,050	—	$246,415
		5/20/2009	n/a	(9)	—	—	—	n/a	10,025	20,050	—	n/a
		5/28/2008	5/28/2008	(9)	—	—	—	6,683	6,683	6,683	—	$146,692
		5/28/2008	3/18/2009	(9)	—	—	—	3,342	6,683	6,683	—	$22,722
		5/28/2008	3/17/2010	(9)	—	—	—	4,010	6,684	6,684	—	$164,293
		7/2/2007	1/31/2008	(9)	—	—	—	2,825	3,766	3,766	—	$69,671
		7/2/2007	5/28/2008	(9)	—	—	—	2,825	3,767	3,767	—	$82,686
		7/2/2007	3/18/2009	(9)	—	—	—	1,884	3,767	3,767	—	$12,808
	Annual Bonus for YE 1/31/10(7)	n/a	n/a		67,381	149,736	284,499	—	—	—	—	—
David Parcell	RSU (Time-vested grant)(3)	3/4/2009	3/4/2009		—	—	—	—	—	—	30,075	$124,811
	RSU (Performance-vested	3/4/2009	3/18/2009	(9)	—	—	—	5,013	10,025	20,050	—	$34,085
	grant)(4)(5)(6)	3/4/2009	3/17/2010	(9)	—	—	—	6,015	10,025	20,050	—	$246,415
		3/4/2009	n/a	(9)	—	—	—	n/a	10,025	20,050	—	n/a
		5/28/2008	5/28/2008	(9)	—	—	—	6,683	6,683	6,683	—	$146,692
		5/28/2008	3/18/2009	(9)	—	—	—	3,342	6,683	6,683	—	$22,722
		5/28/2008	3/17/2010	(9)	—	—	—	4,010	6,684	6,684	—	$164,293
		7/2/2007	1/31/2008	(9)	—	—	—	2,125	2,833	2,833	—	$52,411
		7/2/2007	5/28/2008	(9)	—	—	—	2,125	2,833	2,833	—	$62,184
		7/2/2007	3/18/2009	(9)	—	—	—	1,417	2,834	2,834	—	$9,636
	Annual Bonus for YE 1/31/10(8)	n/a	n/a		50,612	112,472	213,697	—	—	—	—	—
Peter Fante	RSU (Time-vested grant)(3)	3/4/2009	3/4/2009		—	—	—	—	—	—	30,075	$124,811
	RSU (Performance-vested	3/4/2009	3/18/2009	(9)	—	—	—	5,013	10,025	20,050	—	$34,085
	grant)(4)(5)(6)	3/4/2009	3/17/2010	(9)	—	—	—	6,015	10,025	20,050	—	$246,415
		3/4/2009	n/a	(9)	—	—	—	n/a	10,025	20,050	—	n/a
		5/28/2008	5/28/2008	(9)	—	—	—	6,683	6,683	6,683	—	$146,692
		5/28/2008	3/18/2009	(9)	—	—	—	3,342	6,683	6,683	—	$22,722
		5/28/2008	3/17/2010	(9)	—	—	—	4,010	6,684	6,684	—	$164,293
		7/2/2007	1/31/2008	(9)	—	—	—	1,450	1,933	1,933	—	$35,761
		7/2/2007	5/28/2008	(9)	—	—	—	1,450	1,933	1,933	—	$42,429
		7/2/2007	3/18/2009	(9)	—	—	—	967	1,934	1,934	—	$6,576
	Annual Bonus for YE 1/31/10	n/a	n/a		73,125	162,500	308,750	—	—	—	—	—

(1)	The threshold column corresponds to the minimum bonus payable to the executive officer assuming that minimum performance goals are achieved. If minimum performance goals are not achieved, the bonus payable to the executive officer would be zero.

(2)	The accounting grant date fair value of equity awards is based on the target number of shares and calculated using the closing price of our common stock on the accounting grant date, which is not always the same as the date the stock option committee approved the grant. The accounting grant date is generally the date on which the performance goal for the applicable award tranche has been both established and communicated. For further discussion of our accounting for equity compensation, see Note 14, “Employee Benefit Plans” to the consolidated financial statements included in Item 15.

The following table summarizes the fair value of the July 2, 2007, May 28, 2008, March 4, 2009, and May 20, 2009 performance-vested awards based on the target number of shares and calculated using the closing price of our common stock on July 2, 2007 ($30.77), May 28, 2008 ($21.95), March 4, 2009 ($4.15), and May 20, 2009 ($7.80), the dates the stock option committee approved the grants.

					Fair Value on Date
	Date of Committee		Accounting	Target	of Committee
Name	Approval of Grant		Grant Date	Shares	Approval
Dan Bodner	3/4/2009 (1st tranche	)	3/18/2009	31,250	$106,250
	5/28/2008 (2nd tranche	)	3/18/2009	12,500	$42,500
	7/2/2007 (3rd tranche	)	3/18/2009	18,767	$63,808

			Total YE 1/31/2010	62,517	$212,558

	5/28/2008 (1st tranche	)	5/28/2008	12,500	$274,375
	7/2/2007 (2nd tranche	)	5/28/2008	18,767	$411,936

			Total YE 1/31/2009	31,267	$686,311

	7/2/2007 (1st tranche	)	1/31/2008	18,766	$347,171

			Total YE 1/31/2008	18,766	$347,171

Douglas Robinson	3/4/2009 (1st tranche	)	3/18/2009	11,278	$38,345
	5/28/2008 (2nd tranche	)	3/18/2009	7,518	$25,561
	7/2/2007 (3rd tranche	)	3/18/2009	4,300	$14,620

			Total YE 1/31/2010	23,096	$78,526

	5/28/2008 (1st tranche	)	5/28/2008	7,518	$165,020
	7/2/2007 (2nd tranche	)	5/28/2008	4,300	$94,385

			Total YE 1/31/2009	11,818	$259,405

	7/2/2007 (1st tranche	)	1/31/2008	4,300	$79,550

			Total YE 1/31/2008	4,300	$79,550

Elan Moriah	3/4/2009 (1st tranche	)	3/18/2009	11,278	$38,345
	5/28/2008 (2nd tranche	)	3/18/2009	7,518	$25,561
	7/2/2007 (3rd tranche	)	3/18/2009	3,767	$12,808

			Total YE 1/31/2010	22,563	$76,714

	5/28/2008 (1st tranche	)	5/28/2008	7,518	$165,020
	7/2/2007 (2nd tranche	)	5/28/2008	3,767	$82,686

			Total YE 1/31/2009	11,285	$247,706

	7/2/2007 (1st tranche	)	1/31/2008	3,766	$69,671

			Total YE 1/31/2008	3,766	$69,671

					Fair Value on Date
	Date of Committee		Accounting	Target	of Committee
Name	Approval of Grant		Grant Date	Shares	Approval
Meir Sperling	5/20/2009 (1st tranche	)	6/20/2009	10,025	$106,265
	5/28/2008 (2nd tranche	)	3/18/2009	6,683	$22,722
	7/2/2007 (3rd tranche	)	3/18/2009	3,767	$12,808

			Total YE 1/31/2010	20,475	$141,795

	5/28/2008 (1st tranche	)	5/28/2008	6,683	$146,692
	7/2/2007 (2nd tranche	)	5/28/2008	3,767	$82,686

			Total YE 1/31/2009	10,450	$229,378

	7/2/2007 (1st tranche	)	1/31/2008	3,766	$69,671

			Total YE 1/31/2008	3,766	$69,671

David Parcell	3/4/2009 (1st tranche	)	3/18/2009	10,025	$34,085
	5/28/2008 (2nd tranche	)	3/18/2009	6,683	$22,722
	7/2/2007 (3rd tranche	)	3/18/2009	2,834	$9,636

			Total YE 1/31/2010	19,542	$66,443

	5/28/2008 (1st tranche	)	5/28/2008	6,683	$146,692
	7/2/2007 (2nd tranche	)	5/28/2008	2,833	$62,184

			Total YE 1/31/2009	9,516	$208,876

	7/2/2007 (1st tranche	)	1/31/2008	2,833	$52,411

			Total YE 1/31/2008	2,833	$52,411

Peter Fante	3/4/2009 (1st tranche	)	3/18/2009	10,025	$34,085
	5/28/2008 (2nd tranche	)	3/18/2009	6,683	$22,722
	7/2/2007 (3rd tranche	)	3/18/2009	1,934	$6,576

			Total YE 1/31/2010	18,642	$63,383

	5/28/2008 (1st tranche	)	5/28/2008	6,683	$146,692
	7/2/2007 (2nd tranche	)	5/28/2008	1,933	$42,429

			Total YE 1/31/2009	8,616	$189,121

	7/2/2007 (1st tranche	)	1/31/2008	1,933	$35,761

			Total YE 1/31/2008	1,933	$35,761

(3)	The March 4, 2009 time-based award vests 1/3 on April 12, 2010, 1/3 on April 12, 2011, and 1/3 on April 12, 2012. The May 20, 2009 time-based award vests 1/3 on April 12, 2010, 1/3 on April 12, 2011, and 1/3 on May 20, 2012.

(4)	The March 4, 2009 and May 20, 2009 performance awards vest 1/3 upon the stock option committee’s determination of our achievement of specified revenue targets (set by the stock option committee for the relevant performance period) for the period from February 1, 2009 through January 31, 2010, 1/3 upon the determination of such achievement for the period from February 1, 2010 through January 31, 2011, and 1/3 upon the determination of such achievement for the period from February 1, 2011 through January 31, 2012 (provided that, with respect to the period from February 1, 2011 through January 31, 2012, no such determination by the stock option committee shall be final until on or after the third anniversary of the date the award was approved).

(5)	The May 28, 2008 performance award vests 1/3 upon the stock option committee’s determination of our achievement of specified revenue targets (set by the stock option committee for the relevant performance period) for the period from May 1, 2008 through January 31, 2009, 1/3 upon the determination of such achievement for the period from February 1, 2009 through January 31, 2010, and 1/3 upon the determination of such achievement for the period from February 1, 2010 through January 31, 2011 (provided that, with respect to the period from February 1, 2010 through January 31, 2011, no such determination by the stock option committee shall be final until on or after May 28, 2011), and as of January 31, 2010 was, in the case of Mr. Parcell, subject to the special vesting conditions described in “- Narrative to ‘Grants of Plan-Based Awards’ Table”.

(6)	The July 2, 2007 performance award vests 1/3 upon the stock option committee’s determination of our achievement of specified revenue targets (set by the stock option committee for the relevant performance period) for the period from August 1, 2007 through January 31, 2008, 1/3 upon the determination of such achievement for the period from February 1, 2008 through January 31, 2009, and 1/3 upon the determination of such achievement for the period from February 1, 2009 through January 31, 2010 (provided that, with respect to the period from February 1, 2009 through January 31, 2010, no such determination by the stock option committee shall be final until on or after July 2, 2010), and as of January 31, 2010 was, in the case of Mr. Parcell, subject to the special vesting conditions described in “- Narrative to ‘Grants of Plan-Based Awards’ Table”.

(7)	On March 18, 2009 the compensation committee approved threshold, target, and maximum bonus awards for Mr. Sperling of NIS 278,550, NIS 619,000, and NIS 1,176,100, respectively ($67,381, $149,736, and $284,499 based on the March 18, 2009 exchange rate of NIS1=$0.2419).

(8)	On March 18, 2009, the compensation committee approved threshold, target, and maximum bonus awards for Mr. Parcell of £36,000, £80,000, and £152,000, respectively ($50,612, $112,472 and $213,697 based on the March 18, 2009 exchange rate of £1=$1.4059).

(9)	Each performance award contains three equal tranches which vest based on three separate performance periods. Dates correspond to the accounting grant date applicable to the first, second, and third tranches, respectively The accounting grant date is generally the date on which the performance goal for the applicable award tranche has been both established and communicated. Tranches for which performance goals have not yet been established do not yet have an accounting grant date.

(10)	Represents the threshold number of shares that were available to be earned in each of the 2007, 2008, 2009, and 2010 performance periods, as applicable. Tranches for which performance goals have not yet been established do not yet have a threshold award level. The following table summarizes the actual number of shares earned for each of the performance periods that has already been completed. If the minimum performance goal is not achieved in any performance period, no shares are earned for that period.
Performance Grant Approved July 2, 2007

	Actual Shares Earned	Actual Shares Earned	Actual Shares Earned
	for 2007 Performance	for 2008 Performance	for 2009 Performance
Name	Period	Period	Period
Dan Bodner	18,625	15,275	18,767
Douglas Robinson	4,267	3,500	4,300
Elan Moriah	3,737	3,065	3,767
Meir Sperling	3,737	3,065	3,767
David Parcell	2,811	2,306	2,834
Peter Fante	1,918	1,573	1,934

Performance Grant Approved May 28, 2008

	Actual Shares Earned	Actual Shares Earned
	for 2008 Performance	for 2009 Performance
Name	Period	Period
Dan Bodner	12,500	12,500
Douglas Robinson	7,518	7,518
Elan Moriah	7,518	7,518
Meir Sperling	6,683	6,683
David Parcell	6,683	6,683
Peter Fante	6,683	6,683
Performance Grant Approved March 4, 2009 or May 20, 2009

Actual Shares Earned
for 2009 Performance
Name	Period
Dan Bodner	50,505
Douglas Robinson	18,227
Elan Moriah	18,227
Meir Sperling	16,202
David Parcell	16,202
Peter Fante	16,202
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

Narrative to “Summary Compensation” Table
As discussed in the “Compensation Discussion and Analysis” above, each employment agreement provides for an annual base salary, target bonus (subject to the achievement of performance goals), and certain perquisites. Although target bonuses are specified in each employment agreement, bonuses are not guaranteed and are paid based on the achievement of performance goals. In Mr. Robinson’s case, the target bonus is fixed at 60% of his base salary under the terms of his employment agreement. For the other executive officers party to an employment agreement, the target bonus is expressed as a dollar amount or an amount denominated in local currency. As of January 31, 2010, the target bonuses specified by the employment agreements were as follows: $162,500 (for Mr. Fante), $212,400 (for Mr. Moriah), and £38,000 (for Mr. Parcell). Mr. Parcell’s contractual target bonus of £38,000 corresponded to $60,770 as of January 31, 2010 based on an exchange rate of £1=$1.5992 on such date. As of January 31, 2010, Messrs. Bodner and Sperling had not entered into employment agreements with us and therefore did not yet have contractually defined target bonuses. Mr. Sperling’s offer letter provides for an annual base salary and a discretionary annual bonus. Historically, the target bonuses for each executive officer established by the compensation committee as part of its annual compensation review process has equaled or exceeded the target bonus specified in the officer’s employment agreement (if any) and the target bonus from the previous year.
The grant date fair value of our annual equity awards has fluctuated significantly from year to year based on significant volatility in our stock price during our extended filing delay period, particularly with respect to the awards made in the year ended January 31, 2010. As noted in the Compensation Discussion and Analysis, in the year ended January 31, 2008, in addition to a regular annual equity grant, each officer also received a retention equity award. Mr. Robinson also received a one-time welcome grant in that year.
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

All of the equity awards granted to our executive officers in the years ended January 31, 2009 and 2008 (but not in year ended January 31, 2010) were made subject to special “compliance” vesting conditions which override the regular time-vesting or performance-vesting schedule of the awards. These compliance vesting conditions require us to be both current with our SEC filings and re-listed on NASDAQ or another nationally recognized exchange for the awards to vest. The May 2008 awards also require that we have received stockholder approval of a new equity compensation plan or have additional share capacity under an existing stockholder-approved equity compensation plan for the 2008 awards to vest. If any of these compliance vesting conditions is not satisfied on the date the awards would otherwise vest, the portion of the award that would otherwise vest remains unvested until such time as all of the applicable compliance vesting conditions are satisfied. As described in the Compensation Discussion and Analysis above, the compensation and stock option committees subsequently authorized us to enter into amendments with each of the executive officers to remove the compliance vesting conditions, thereby permitting these awards to vest on their original schedule. As of the filing date of this report, we have finalized all of these amendments except for Mr. Parcell’s which remains open due to local tax considerations. For our U.S. executive officers, these amendments also provided for a delay in the delivery of the shares underlying these awards subject to limitations imposed by Section 409A of the Internal Revenue Code.
Outstanding Equity Awards at January 31, 2010
The following table sets forth information regarding various equity awards held by our named executive officers as of January 31, 2010. The market value of all RSU and restricted stock awards is based on the closing price of our common stock as of the last trading day in the year ended January 31, 2010 ($18.30 on January 29, 2010).

			Option Awards				Stock Awards
			Number of	Number of
			Securities	Securities					Equity Incentive Plan	Equity Incentive Plan
			Underlying	Underlying			Number of Shares	Market Value of	Awards: Number of	Awards: Market or Payout
	Date of		Unexercised	Unexercised	Option		or Units of Stock	Shares or Units of	Unearned Shares, Units or	Value of Unearned Shares,
	Committee		Options	Options	Exercise	Option	That Have Not	Stock That Have	Other Rights That Have	Units or Other Rights That
	Approval of		(#)	(#)	Price	Expiration	Vested	Not Vested	Not Vested	Have Not Vested
Name	Grant		Exercisable	Unexercisable	($)	Date	(#)	($)	(#)	($)
Dan Bodner	5/21/2002	(1)	16,635	—	16.00	5/21/2012	—	—	—	—
	3/5/2003	(1)	40,000	—	17.00	3/5/2013	—	—	—	—
	12/12/2003	(1)	37,200	—	23.00	12/12/2013	—	—	—	—
	12/9/2004	(1)	80,000	—	35.11	12/9/2014	—	—	—	—
	1/11/2006	(1)	88,000	—	34.40	1/11/2016	—	—	—	—
	7/2/2007	(2)	—	—	—	—	19,400	355,020	—	—
	7/2/2007	(3)	—	—	—	—	19,142	350,299	—	—
	7/2/2007	(4)	—	—	—	—	18,768	343,454	—	—
	5/28/2008	(7)	—	—	—	—	25,000	457,500	—	—
	5/28/2008	(8)	—	—	—	—	12,500	228,750	12,500	228,750
	3/4/2009	(9)	—	—	—	—	93,750	1,715,625	—	—
	3/4/2009	(10)	—	—	—	—	50,505	924,242	62,500	1,143,750
Douglas Robinson	7/2/2007	(2)	—	—	—	—	12,900	236,070	—	—
	7/2/2007	(5)	—	—	—	—	5,600	102,480	—	—
	7/2/2007	(6)	—	—	—	—	1,290	23,607	—	—
	7/2/2007	(4)	—	—	—	—	4,300	78,690	—	—
	5/28/2008	(7)	—	—	—	—	15,038	275,195	—	—
	5/28/2008	(8)	—	—	—	—	7,518	137,579	7,520	137,616
	3/4/2009	(9)	—	—	—	—	33,835	619,181	—	—
	3/4/2009	(10)	—	—	—	—	18,227	333,554	22,557	412,793
Elan Moriah	4/1/2001	(1)	4,892	—	8.69	4/1/2011	—	—	—	—
	5/21/2002	(1)	2,446	—	16.00	5/16/2012	—	—	—	—
	3/5/2003	(1)	20,000	—	17.00	3/5/2013	—	—	—	—
	12/12/2003	(1)	18,750	—	23.00	12/12/2013	—	—	—	—
	12/9/2004	(1)	25,000	—	35.11	12/9/2014	—	—	—	—
	1/11/2006	(1)	20,000	—	34.40	1/11/2016	—	—	—	—
	7/2/2007	(2)	—	—	—	—	14,100	258,030	—	—
	7/2/2007	(3)	—	—	—	—	3,842	70,309	—	—
	7/2/2007	(4)	—	—	—	—	3,768	68,954	—	—
	5/28/2008	(7)	—	—	—	—	15,038	275,195	—	—
	5/28/2008	(8)	—	—	—	—	7,518	137,579	7,520	137,616
	3/4/2009	(9)	—	—	—	—	33,835	619,181	—	—
	3/4/2009	(10)	—	—	—	—	18,227	333,554	22,557	412,793
Meir Sperling	4/1/2001	(1)	2,446	—	8.69	4/1/2011	—	—	—	—
	5/21/2002	(1)	2,446	—	16.00	5/16/2012	—	—	—	—
	3/5/2003	(1)	25,000	—	17.00	3/5/2013	—	—	—	—
	12/12/2003	(1)	25,000	—	23.00	12/12/2013	—	—	—	—
	12/9/2004	(1)	25,000	—	35.11	12/9/2014	—	—	—	—
	1/11/2006	(1)	20,000	—	34.40	1/11/2016	—	—	—	—
	7/2/2007	(2)	—	—	—	—	13,600	248,880	—	—
	7/2/2007	(3)	—	—	—	—	3,842	70,309	—	—
	7/2/2007	(4)	—	—	—	—	3,768	68,954	—	—
	5/28/2008	(7)	—	—	—	—	13,366	244,598	—	—
	5/28/2008	(8)	—	—	—	—	6,683	122,299	6,684	122,317
	5/20/2009	(9)	—	—	—	—	30,075	550,373	—	—
	5/20/2009	(10)	—	—	—	—	16,202	296,497	20,050	366,915
David Parcell	5/21/2002	(1)	2,446	—	16.00	5/16/2012	—	—	—	—
	3/5/2003	(1)	7,500	—	17.00	3/5/2013	—	—	—	—
	12/12/2003	(1)	11,250	—	23.00	12/12/2013	—	—	—	—
	12/9/2004	(1)	20,000	—	35.11	12/9/2014	—	—	—	—
	7/2/2007	(2)	—	—	—	—	—	—	8,000	146,400
	7/2/2007	(3)	—	—	—	—	—	—	8,500	155,550
	7/2/2007	(4)	—	—	—	—	—	—	7,951	145,503
	5/28/2008	(7)	—	—	—	—	—	—	20,050	366,915
	5/28/2008	(8)	—	—	—	—	—	—	20,050	366,915
	3/4/2009	(9)	—	—	—	—	30,075	550,373	—	—
	3/4/2009	(10)	—	—	—	—	16,202	296,497	20,050	366,915
Peter Fante	11/20/2002	(1)	6,250	—	14.90	11/20/2012	—	—	—	—
	12/12/2003	(1)	18,750	—	23.00	12/12/2013	—	—	—	—
	12/9/2004	(1)	20,000	—	35.11	12/9/2014	—	—	—	—
	7/2/2007	(2)	—	—	—	—	12,600	230,580	—	—
	7/2/2007	(3)	—	—	—	—	1,972	36,088	—	—
	7/2/2007	(4)	—	—	—	—	1,934	35,392	—	—
	5/28/2008	(7)	—	—	—	—	13,366	244,598	—	—
	5/28/2008	(8)	—	—	—	—	6,683	122,299	6,684	122,317
	3/4/2009	(9)	—	—	—	—	30,075	550,373	—	—
	3/4/2009	(10)	—	—	—	—	16,202	296,497	20,050	366,915

(1)	This award was fully vested at January 31, 2010.

(2)	The vesting schedule for this RSU grant was/is 50% on March 15, 2008 and 50% on July 2, 2010, and as of January 31, 2010, this award was, for Mr. Parcell, subject to the special vesting conditions described below.

(3)	The vesting schedule for this RSU grant was/is 33% on March 15, 2008, 33% on March 15, 2009, and 34% on July 2, 2010, and as of January 31, 2010, this award was, for Mr. Parcell, subject to the special vesting conditions described below.

(4)	The vesting schedule for this RSU grant was/is 1/3 upon the stock option committee’s determination of our achievement of specified revenue targets (set by the stock option committee for the relevant performance period) for the period from August 1, 2007 through January 31, 2008, 1/3 upon the determination of such achievement for the period from February 1, 2008 through January 31, 2009, and 1/3 upon the determination of such achievement for the period from February 1, 2009 through January 31, 2010 (provided that, with respect to the period from February 1, 2009 through January 31, 2010, no such determination by the stock option committee shall be final until on or after July 2, 2010), and as of January 31, 2010, this award was, for Mr. Parcell, subject to the special vesting conditions described below.

(5)	The vesting schedule for this RSU grant was/is 25% on August 14, 2007, 25% on August 14, 2008, 25% on August 14, 2009, and 25% on August 14, 2010.

(6)	The vesting schedule for this RSU grant was/is 30% on August 14, 2007, 30% on August 14, 2008, 30% on August 14, 2009, and 10% on July 2, 2010.

(7)	The May 28, 2008 award vests 1/3 on April 3, 2009, 1/3 on April 3, 2010, and 1/3 on May 28, 2011 and as of January 31, 2010 was, for Mr. Parcell, subject to the special vesting conditions described below.

(8)	The May 28, 2008 performance award vests 1/3 upon the stock option committee’s determination of our achievement of specified revenue targets (set by the stock option committee for the relevant performance period) for the period from May 1, 2008 through January 31, 2009, 1/3 upon the determination of such achievement for the period from February 1, 2009 through January 31, 2010, and 1/3 upon the determination of such achievement for the period from February 1, 2010 through January 31, 2011 (provided that, with respect to the period from February 1, 2010 through January 31, 2011, no such determination by the stock option committee shall be final until on or after May 28, 2011), and as of January 31, 2010 was, for Mr. Parcell, subject to the special vesting conditions described below.

(9)	The March 4, 2009 time-based award vests 1/3 on April 12, 2010, 1/3 on April 12, 2011, and 1/3 on April 12, 2012. The May 20, 2009 time-based award vests 1/3 on April 12, 2010, 1/3 on April 12, 2011, and 1/3 on May 20, 2012.

(10)	The March 4, 2009 and May 20, 2009 performance awards vest 1/3 upon the stock option committee’s determination of our achievement of specified revenue targets (set by the stock option committee for the relevant performance period) for the period from February 1, 2009 through January 31, 2010, 1/3 upon the determination of such achievement for the period from February 1, 2010 through January 31, 2011, and 1/3 upon the determination of such achievement for the period from February 1, 2011 through January 31, 2012 (provided that, with respect to the period from February 1, 2011 through January 31, 2012, no such determination by the stock option committee shall be final until on or after the third anniversary of the date the award was approved). The table excludes shares eligible to be earned in excess of the target level based on the overachievement of the applicable performance goals except with respect to tranches for which the performance period had been completed as of January 31, 2010 (and the number of such overachievement shares could be calculated). For tranches corresponding to the January 31, 2010 performance period, the table shows the number of shares ultimately earned in the column entitled “Number of Shares or Units of Stock That Have Not Vested” because the performance period had been completed as of January 31, 2010, however, the determination of the number of shares earned (and the vesting thereof) did not occur until March 17, 2010. See the table entitled “Maximum Grant Date Value of Performance Awards” and the table entitled “Grants of Plan-Based Awards for the Year Ended January 31, 2010” for more information.

All of the equity awards granted to our executive officers in the years ended January 31, 2009 and 2008 (including the special 2007 retention equity grants), but not in year ended January 31, 2010, were made subject to special “compliance” vesting conditions which override the regular time-vesting or performance-vesting schedule of the awards. These compliance vesting conditions require us to be both current with our SEC filings and re-listed on NASDAQ or another nationally recognized exchange for the awards to vest. The May 2008 awards also require that we have received stockholder approval of a new equity compensation plan or have additional share capacity under an existing stockholder-approved equity compensation plan for the 2008 awards to vest. If any of these compliance vesting conditions is not satisfied on the date the awards would otherwise vest, the portion of the award that would otherwise vest remains unvested until such time as all of the applicable compliance vesting conditions are satisfied. As described in the “Compensation Discussion and Analysis” above, the compensation and stock option committees subsequently authorized us to enter into amendments with each of the executive officers to remove the compliance vesting conditions, thereby permitting these awards to vest on their original schedule. As of the filing date of this report, we have finalized all of these amendments except for Mr. Parcell’s which remains open due to local tax considerations. For our U.S. executive officers, these amendments also provided for a delay in the delivery of the shares underlying these awards subject to limitations imposed by Section 409A of the Internal Revenue Code.
Option Exercises and Stock Vesting During the Year Ended January 31, 2010
No stock options were exercised during the year ended January 31, 2010. The value of stock awards realized on vesting is calculated by multiplying the number of shares vesting by the closing price of our common stock on the vesting date. See the table entitled “Outstanding Equity Awards at January 31, 2010” above for the vesting schedule of outstanding awards.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired on	Value Realized	Acquired on	Value Realized
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)
Dan Bodner	—	—	9,675	183,825
Douglas Robinson	—	—	—	—
Elan Moriah	—	—	2,500	47,500
Meir Sperling	—	—	2,500	47,500
David Parcell	—	—	2,000	38,000
Peter Fante	—	—	1,750	33,250
Executive Officer Severance Benefits and Change in Control Provisions
As of the filing date of this report, each of our executive officers other than Mr. Sperling is party to an employment agreement with us. The following is a summary of the severance and change in control provisions of these employment agreements as of the filing date of this report, with differences existing at January 31, 2010 noted under the “Provisions of Executive Officer Agreements Historically” caption. The following also summarizes benefits that our non-U.S. executive officers may become entitled to under local law or local company policy.

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
Provisions of Executive Officer Agreements Historically
As of January 31, 2010, Messrs. Bodner and Sperling had not entered into employment agreements with us and therefore did not have any of the contractual benefits described in the preceding section. As of January 31, 2010 and the filing date of this report, Mr. Sperling is party to a customary offer letter with us which provides for 90 days advanced notice in the event of a termination of employment by either party. Mr. Sperling is also party to a letter agreement with us pursuant to which we have agreed to release the full amounts in his severance, retirement, and disability insurance funds in the event of a termination event.
As noted above, Mr. Robinson’s and Mr. Parcell’s current employment agreements do not, and did not as of January 31, 2010, provide for the enhanced cash severance or tax gross-ups in the event of a termination in connection with a change in control described above.
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

In addition to any severance fund shortfall, Mr. Sperling is also entitled to a minimum notice period under Israeli law in the event of an involuntary termination and to 90 days advanced notice of termination under his offer letter. Local company notice guidelines for our Israeli employees subsume this legal notice requirement and, in Mr. Sperling’s case, exceed the requirements of his offer letter. Assuming application of these local company guidelines, employees are entitled to between two weeks and three and one-half months of pay depending on the circumstances of the termination and the employee’s tenure. In Mr. Sperling’s case, assuming application of the guidelines at January 31, 2010, he would have been entitled to three and one-half months of notice, during which he would receive continued salary and all benefits.
Employees in the United Kingdom are entitled to severance payments under local U.K. company policy in the event of an involuntary termination in which the employee is made redundant (meaning that the termination resulted from us closing or downsizing our U.K. operations or a particular function). Under this policy, U.K. employees receive between two and three weeks of pay for each year of service depending on the employee’s age, with partial service years of six months or more being rounded up. Assuming the application of this local company policy at January 31, 2010, Mr. Parcell would have been entitled to three weeks of pay for each year of service in addition to the benefits provided under his employment agreement. The payment is comprised of salary, pro rata bonus, and car allowance, but no other benefits.
Because payments under the foregoing Israeli and U.K. company guidelines or policies do not arise until a qualifying termination event, these payments are included in the table entitled “Potential Payments Upon Termination or Change in Control” below, but not in the table entitled “Summary Compensation Table” above.
Potential Payments Upon Termination or Change in Control
The table below outlines the potential payments and benefits that would have become payable by us to our named executive officers in the event of an involuntary termination and/or a change in control, assuming that the relevant event occurred on January 31, 2010. In reviewing the table, please note the following:
•	The table does not include amounts that would be payable by third parties where we have no continuing liability, such as amounts payable under private insurance policies, government insurance such as social security or national insurance, or 401(k) or similar defined contribution retirement plans. As a result, the table does not reflect amounts payable to Mr. Sperling or Mr. Parcell under the applicable local company retirement plan or retirement fund, for which we have no liability at the time of payment.

•	Except as noted in the following bullet, the table does not include payments or benefits that are available generally to all salaried employees in the country in which the executive officer is employed and do not discriminate in scope, terms, or operation in favor of our executive officers or directors, such as short-term disability payments or payment for accrued but unused vacation.
•	The table includes all severance or notice payments for which we are financially responsible, even if such payments are available generally to all salaried employees in the country in which the executive officer is employed and do not discriminate in scope, terms, or operation in favor of our executive officers or directors.
•	With respect to Mr. Sperling’s severance fund, the table includes the difference between the amount that would have been owed to Mr. Sperling under applicable Israeli labor law in the event of an involuntary termination and the amount in his severance fund at January 31, 2010.
•	As noted in the previous section, as of January 31, 2010, Messrs. Bodner and Sperling had not entered into employment agreements with us, however, Mr. Sperling (but not Mr. Bodner) is included in the table below because he was entitled to certain statutory severance benefits and advanced notice payments, as described below.
•	The value of equity awards in the table below is based on the closing price of our common stock on the last trading day in the year ended January 31, 2010 ($18.30 on January 29, 2010).
•	Except with respect to tax gross up amounts, all amounts are calculated on a pre-tax basis.

				Accelerated	Cont. Health	Cont.
	Salary	Pro Rata	Additional	Equity	(present Insurance	Other	280G Tax
	Continuation(1)	Bonus(2)	Bonus(3)	Awards(4)	Coverage value)(5)	Benefits(6)	Gross up(7)	Total
	($)	($)	($)	($)	($)	($)	($)	($)
Douglas Robinson Death	—	212,400	—	—	35,801	—	—	248,201
Disability	177,000	212,400	—	—	17,901	—	—	407,301
Resignation for Good Reason/Involuntary Termination without Cause	354,000	—	626,371	—	35,801	—	—	1,016,172
Resignation for Good Reason/Involuntary Termination without Cause in Connection with CIC	354,000	—	626,371	2,356,766	35,801	—	—	3,372,938
CIC Only (continued employment)	—	—	—	2,356,766	—	—	—	2,356,766
Elan Moriah Death	—	276,170	—	—	35,801	—	—	311,971
Disability	177,000	276,170	—	—	17,901	—	—	471,071
Resignation for Good Reason/Involuntary Termination without Cause	354,000	276,170	482,213	—	35,801	—	—	1,148,184
Resignation for Good Reason/Involuntary Termination without Cause in Connection with CIC	531,000	212,400	568,600	2,313,212	35,801	—	568,617	4,229,630
CIC Only (continued employment)	—	—	—	—	—	—	—	—
Meir Sperling Death	—	—	—	—	—	—	—	—
Disability	—	—	—	—	—	—	—	—
Resignation for Good Reason/Involuntary Termination without Cause	97,201	—	200,000	—	15	27,642	—	324,858
Resignation for Good Reason/Involuntary Termination without Cause in Connection with CIC	97,201	—	200,000	—	15	27,642	—	324,858
CIC Only (continued employment)	—	—	—	—	—	—	—	—
David Parcell Death	—	127,936	—	—		—	—	127,936
Disability	—	127,936	—	—	—	—	—	127,936
Resignation for Good Reason/Involuntary Termination without Cause	471,334	271,269	330,440	—	2,535	33,058	—	1,108,636
Resignation for Good Reason/Involuntary Termination without Cause in Connection with CIC	471,334	271,269	330,440	2,395,067	2,535	33,058	—	3,503,703
CIC Only (continued employment)	—	—	—	—	—	—	—	—
Peter Fante Death	—	211,288	—	—	35,801	—	—	247,089
Disability	162,500	211,288	—	—	17,901	—	—	391,689
Resignation for Good Reason/Involuntary Termination without Cause	325,000	211,288	428,172	—	35,801	—	—	1,000,261
Resignation for Good Reason/Involuntary Termination without Cause in Connection with CIC	487,500	162,500	493,750	2,005,058	35,801	—	559,473	3,744,082
CIC Only (continued employment)	—	—	—	—	—	—	—	—

(1)	For Mr. Sperling, includes three and one-half month’s base salary during his notice period assuming the application of local company notice guidelines equaling NIS 361,344 ($97,201 based on the January 31, 2010 exchange rate of NIS 1 = $0.2690). For Mr. Parcell, includes six months of base salary during his contractual notice period, plus six months of severance under his supplemental employment contract, plus an additional 27 weeks of salary (assuming a termination event on January 31, 2010) assuming the application of local company redundancy policy, costing an aggregate of £294,731, or $471,334 as indicated in the table above, based on the January 31, 2010 exchange rate of £1= $1.5992.

(2)	For Mr. Parcell, includes six-month’s worth (or 50%) of the average annual bonus paid or payable to him over the course of the three years ended January 31, 2010 as part of his six month contractual notice period, 100% of his target bonus that was set for the year ended January 31, 2010 (assuming a termination event on January 31, 2010) as part of his supplemental employment agreement plus an additional 27 week’s worth (assuming a termination event on January 31, 2010) of his three-year average annual bonus assuming the application of local company redundancy policy, costing an aggregate of £169,628, or $271,269 as indicated in the table above, based on the January 31, 2010 exchange rate of £1= $1.5992.

(3)	For Mr. Parcell, represents the average annual bonus paid or payable to him over the course of the three years ended January 31, 2010 as part of his supplemental employment agreement equaling £81,566 ($130,440 based on the January 31, 2010 exchange rate of £1= $1.5992). Includes a retention bonus of $250,000 in the case of Messrs. Robinson, Moriah and Fante and of $200,000 in the case of Messrs. Parcell and Sperling payable in the case of an involuntary termination without cause only.

(4)	For equity awards other than stock options, value is calculated as the closing price of our common stock on the last trading day in the year ended January 31, 2010 ($18.30 on January 29, 2010) times the number of shares accelerating. Shares accelerating includes the actual number of performance shares ultimately earned for the January 31, 2010 performance period notwithstanding that the formal determination of the number of shares earned did not occur until March 17, 2010. For performance periods that had not yet been completed as of January 31, 2010, shares accelerating includes the target number of performance shares. For stock options, value is calculated as the difference between the closing price of our common stock on the last trading day in the year ended January 31, 2010 ($18.30 on January 29, 2010) and the option exercise price per share times the number of stock options accelerating.

(5)	For executive officers other than Messrs. Parcell and Sperling, amounts shown represent the actual cost of the contractually agreed number of months of COBRA payments. As of January 31, 2010, neither Mr. Parcell nor Mr. Sperling was entitled to company-paid or reimbursed health insurance following a termination event, however, Mr. Parcell was entitled to continued health benefits during his six-month notice period costing £1,585 or $2,535 as indicated in the table above, based on the January 31, 2010 exchange rate of £1= $1.5992 and Mr. Sperling was entitled to continued health benefits during his notice period assuming the application of local company notice guidelines costing NIS 57, or $15 as indicated in the table above, based on the January 31, 2010 exchange rate of NIS 1 = $0.2690.

(6)	For Mr. Sperling, assuming the application of local company notice guidelines, includes three and one-half months of continued contributions to his retirement fund of NIS 20,055 ($5,395), to his severance fund of NIS 30,509 ($8,207), to his study fund of NIS 27,101 ($7,290), disability insurance premiums of NIS 9,034 ($2,430), a statutory recreation payment of NIS 694 ($187), and use of a company car plus a fuel reimbursement allowance costing NIS 15,365 ($4,133) for the period, for a total of NIS 102,758 ($27,642), in each case, based on the January 31, 2010 exchange rate of NIS 1 = $0.2690. For Mr. Parcell, includes six months of continued retirement plan contributions, car allowance/fuel reimbursement allowance, and insurance premiums during his contractual notice period costing £6,360 ($10,171), £6,892 ($11,021), and £1,286 ($2,057), respectively, plus an additional 27 weeks of car allowance assuming the application of local company redundancy policy, costing £6,134 ($9,809), for a total of £19,686 ($31,482), in each case, based on the January 31, 2010 exchange rate of £1= $1.5992.

(7)	The tax reimbursement amount represents a reasonable estimate of costs to cover the excise tax liability under Internal Revenue Code Section 4999 and the subsequent federal, state and FICA taxes on the reimbursement payment. With respect to tax gross-ups, the assumptions used to calculate this estimate are: an excise tax rate under 280G of the Internal Revenue Code of 20%, a federal, state (New York), and FICA tax blended rate of 42.28% (a 35% federal income tax rate, a 8.97% state income tax rate, and a 1.45% Medicare tax rate). These calculations do not take into account the value of any covenant not to compete that may affect the calculation of any “excess parachute payment”.

Subsequent to January 31, 2010 (between January 31, 2010 and the filing date of this report), Mr. Bodner entered into an employment agreement with us which provided him with significant severance and/or change in control benefits. The terms of this new agreement are described in greater detail under “- Executive Officer Severance Benefits and Change in Control Provisions” above.
Director Compensation for the Year Ended January 31, 2010
The following table summarizes the cash and equity compensation earned by each member of the board of directors during the year ended January 31, 2010 for service as a director.

	Fees Earned or	Stock		Option
	Paid in Cash	Awards		Awards	Total
Name	($)(1)	($)(2)		($)(2)	($)
Baker, Paul (4)	—	—		—	—
Bodner, Dan	—	—		—	—
Bunyan, John (4)	—	—		—	—
Dahan, Andre (4)	—	—		—	—
DeMarines, Victor	144,750	16,950	(3)	—	161,700
Minihan, Kenneth	132,750	16,950	(3)	—	149,700
Myers, Larry	196,500	16,950	(3)	—	213,450
Safir, Howard	147,000	16,950	(3)	—	163,950
Shah, Shefali (4)	—	—		—	—
Spirtos, John (4),(5)	—	—		—	—
Swad, Stephen (4)	—	—		—	—
Wright, Lauren (4)	—	—		—	—

(1)	Represents amount earned for board of directors service during the year indicated regardless of the year of payment.

(2)	Reflects the dollar amount recognized for financial statement reporting purposes for year ended January 31, 2010 in accordance with applicable accounting standards.

(3)	On March 19, 2009, each of Messrs. DeMarines, Minihan, Myers, and Safir received an award of 5,000 shares of restricted stock in respect of board of directors service for the year ended January 31, 2010, vesting May 16, 2010. These were the only equity awards made to our directors (for service as directors) in the year ended January 31, 2010. The fair value on the date of board of directors approval of each of these awards was $16,950 based on a closing price of our common stock of $3.39 on March 19, 2009.

(4)	Comverse-designated director.

(5)	Resigned from the board of directors June 12, 2009.

The following table summarizes the aggregate number of unvested stock options and unvested shares of restricted stock held by each member of our board of directors (granted for service as a director) as of the end of the year ended January 31, 2010.

Unvested Stock
	Unvested Options	Awards
Name	(#)	(#)
Baker, Paul	—	—
Bodner, Dan	—	—
Bunyan, John	—	—
Dahan, Andre	—	—
DeMarines, Victor	—	5,000
Minihan, Kenneth	—	5,000
Myers, Larry	—	5,000
Safir, Howard	—	5,000
Shah, Shefali	—	—
Spirtos, John	—	—
Swad, Stephen	—	—
Wright, Lauren	—	—
Although we do not presently have any stock ownership guidelines in place for our directors or officers, we are presently developing such guidelines in consultation with the compensation committee’s independent compensation consultant and other advisors. Our insider trading policy prohibits all personnel (including directors) from short selling in our securities, from short-term trades in our securities (open market purchase and sale within three months), and from trading options in our securities. Due to our extended filing delay, other than limited dispositions to the company to cover tax liabilities in connection with vestings, none of our present directors has been able to sell any of our securities, including shares underlying equity awards, since January 2006.
Non-Independent Directors
Our non-independent directors, including Comverse designees and employee directors, do not currently receive any cash compensation for serving on the board of directors or any committee of the board of directors. These directors may receive grants of stock options or restricted stock for their service on the board of directors, in the discretion of the board of directors. None of the Comverse designated directors received an equity grant in the year ended January 31, 2010. Mr. Bodner has not been separately compensated for his service on the board of directors.
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
The following table summarizes the compensation package for our independent directors for the year ended January 31, 2010.

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
Because the chairmanship of our board of directors, our compensation committee, and our corporate governance & nominating committee are presently held by Comverse-designated directors who do not, as noted above, receive any cash compensation for their service on our board of directors, these chairmanship fees are not currently being paid.

On March 19, 2009, the special quarterly retainer for Mr. Myers, chairman of the audit committee, was increased to $20,000 per quarter for the duration of our extended filing delay period in recognition of his special role and added responsibilities in overseeing the completion of our restatement and audits.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 30, 2010 (the “Reference Date”) by:
•	each person (or group within the meaning of Section 13(d)(3) of the Exchange Act) known by us to own beneficially 5% or more of our common stock;
•	each of our directors and named executive officers; and
•	all our directors and named executive officers as a group.
As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any equity security. A person is deemed to be the beneficial owner of securities that he or she has the right to acquire within 60 days from the Reference Date through the exercise of any option, warrant, or right. Shares of our common stock subject to options, warrants, or rights which are currently exercisable or exercisable within 60 days (assuming the suspension of option exercises referred to in “Executive Compensation” under Item 11 is released) are deemed outstanding for computing the ownership percentage of the person holding such options, warrants, or rights, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 32,802,402 shares of common stock outstanding as of the Reference Date and exclude 10,072,966 shares of common stock issuable to Comverse upon conversion of shares of preferred stock (if converted on the Reference Date). The foregoing issued and outstanding share number includes employee equity awards that have been settled but excludes awards that are vested but not yet delivered. The table below, however, includes awards that have vested or will vest within 60 days of the Reference Date even if the underlying shares have not yet been delivered.

		Number of Shares		Percentage of Total
Name of Beneficial Owner	Class	Beneficially Owned(1)		Shares Outstanding

Principal Stockholders:
Comverse Technology, Inc. 810 Seventh Avenue New York, NY 10019	Common	18,589,023	(2)	56.7	%(2)

Comverse Technology, Inc. 810 Seventh Avenue New York, NY 10019	Series A Preferred	10,072,966	(3)	100	%(4)

Cadian Capital Management, LLC (5) 461 Fifth Avenue 24th Floor New York, NY 10017	Common	2,302,525		7.0%

Platinum Partners (6) 152 West 57th Street 54th Floor New York, NY 10019	Common	1,718,300		5.2%

Directors and Executive Officers:
Dan Bodner	Common	535,073	(7)	1.6%
Douglas E. Robinson	Common	81,515	(8)	**
Peter Fante	Common	111,523	(9)	**
Elan Moriah	Common	178,282	(10)	**
David Parcell	Common	101,977	(11)	**
Meir Sperling	Common	200,712	(12)	**
Paul D. Baker	Common	10,723	(13)	**
John Bunyan	Common	0	(14)	**
Andre Dahan	Common	0	(15)	**
Victor A. DeMarines	Common	36,000	(16)	**
Kenneth A. Minihan	Common	37,000	(17)	**
Larry Myers	Common	25,000	(18)	**
Howard Safir	Common	42,000	(19)	**
Shefali Shah	Common	0	(20)	**
Lauren Wright	Common	0	(21)	**
Stephen M. Swad	Common	0	(22)	**
All executive officers and directors as a group (sixteen persons)		1,359,805		4.0%

**	Less than 1%

(1)	Unless otherwise indicated and except pursuant to applicable community property laws, to our knowledge, each person or entity listed in the table above has sole voting and investment power with respect to all shares listed as owned by such person or entity.

(2)	Because the preferred stock is not currently convertible, the shares of common stock underlying the preferred stock are not included in this number. If the preferred stock were converted into common stock 60 days after the Reference Date, Comverse’s beneficial ownership percentage would equal 66.8%. Please see “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities — Recent Sales of Unregistered Securities” under Item 5 and “Certain Relationships and Related Transactions, and Director Independence — Preferred Stock Financing” under Item 13 for a discussion of the conversion rights of the preferred stock.

(3)	Reflects the number of shares of common stock issuable to Comverse upon conversion of shares of preferred stock if converted 60 days after the Reference Date inclusive of the effect of additional dividend accruals on the preferred stock during such 60 day period.

(4)	Comverse is the sole holder of our preferred stock. See “Certain Relationships and Related Transactions, and Director Independence — Preferred Stock Financing” under Item 13, for details on the rights of the preferred stock.

(5)	As reported in the Schedule 13G filed with the SEC on January 15, 2010 by Cadian Capital Management, LLC (“CCM”) on behalf of itself and Eric Bannasch, CCM and Eric Bannasch have shared voting and dispositive power over all the shares.

(6)	As reported in the Schedule 13G/A filed on February 11, 2010, with the SEC by Platinum Partners Value Arbitrage Fund L.P. (“PPVAF”), Platinum Partners Legacy Feeder Ltd (“PPLF”) and Platinum Partners Liquid Opportunity Fund L.P. (“PPLOF”) (collectively, “Platinum Partners”), Platinum Partners expressly affirms their membership of a group and each has sole voting and dispositive power over the following shares: PPVAF — 401,153 shares; PPLF — 1,212,140 shares; and PPLOF — 105,007 shares.

(7)	Includes options to purchase 261,835 shares of common stock which are currently exercisable. Includes 103,474 shares of restricted stock which are fully vested. Also includes 169,764 RSUs which are fully vested. Mr. Bodner beneficially owns options to purchase 4,781 shares of Comverse common stock exercisable within 60 days after the Reference Date.

(8)	Consists of 81,515 RSUs which are fully vested.

(9)	Includes options to purchase 45,000 shares of common stock which are currently exercisable. Includes 6,235 shares of restricted stock which are fully vested. Also includes 60,288 RSUs which are fully vested.

(10)	Includes options to purchase 91,088 shares of common stock which are currently exercisable. Includes 16,718 shares of restricted stock which are fully vested. Also includes 70,476 RSUs which are fully vested.

(11)	Includes options to purchase 41,196 shares of common stock which are currently exercisable. Includes 6,944 shares of restricted stock which are fully vested. Also includes 53,837 RSUs which are fully vested. Includes 41,460 RSUs which will vest immediately upon the earlier of finalization of an amendment to Mr. Parcell’s equity award agreements or satisfaction of certain compliance conditions as discussed in Item 11.

(12)	Includes options to purchase 99,892 shares of common stock which are currently exercisable. Includes 20,000 shares of restricted stock which are fully vested. Also includes 80,820 RSUs which are fully vested.

(13)	Includes options to purchase 10,223 shares of common stock which are currently exercisable and 500 shares of common stock held following the exercise of stock options. Mr. Baker beneficially owns 12,000 shares of Comverse common stock deliverable in settlement of vested deferred stock unit awards on the first date within calendar 2010 on which such shares are the subject of an effective Registration Statement on Form S-8 and no resale restrictions apply. Mr. Baker also beneficially owns options to purchase 81,250 shares of Comverse common stock exercisable within 60 days after the Reference Date. Mr. Baker is a senior executive at Comverse. He disclaims beneficial ownership of any of our securities held by Comverse.

(14)	Mr. Bunyan beneficially owns 66,000 shares of Comverse common stock deliverable in settlement of vested deferred stock unit awards on the first date within calendar 2010 on which such shares are the subject of an effective Registration Statement on Form S-8 and no resale restrictions apply. Mr. Bunyan is a senior executive at Comverse. He disclaims beneficial ownership of any of our securities held by Comverse.

(15)	Mr. Dahan beneficially owns 502,822 shares of Comverse common stock deliverable in settlement of vested deferred stock unit awards on the first date within calendar 2010 on which such shares are the subject of an effective Registration Statement on Form S-8 and no resale restrictions apply. Mr. Dahan is President, Chief Executive Officer, and a director of Comverse. He disclaims beneficial ownership of any of our securities held by Comverse.

(16)	Includes options to purchase 17,000 shares of common stock which are currently exercisable. Includes 19,000 shares of restricted stock, 9,000 of which are fully vested, 5,000 of which vest within 60 days after the Reference Date but were subject to forfeiture as of the Reference Date and of which 5,000 are unvested and subject to forfeiture. Includes 2,000 shares of restricted stock which were repurchased by the Company on May 16, 2010 pursuant to the Director Repurchase Program (see “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Issuer Purchases of Equity Securities” under Item 5).

(17)	Includes options to purchase 18,000 shares of common stock which are currently exercisable. Includes 19,000 shares of restricted stock, 9,000 of which are fully vested, 5,000 of which vest within 60 days after the Reference Date but were subject to forfeiture as of the Reference Date and of which 5,000 are unvested and subject to forfeiture. Includes 2,000 shares of restricted stock which were repurchased by the Company on May 16, 2010 pursuant to the Director Repurchase Program (see “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Issuer Purchases of Equity Securities” under Item 5).

(18)	Includes options to purchase 6,000 shares of common stock which are currently exercisable. Includes 19,000 shares of restricted stock, 9,000 of which are fully vested, 5,000 of which vest within 60 days after the Reference Date but were subject to forfeiture as of the Reference Date and of which 5,000 are unvested and subject to forfeiture. Includes 2,000 shares of restricted stock which were repurchased by the Company on May 16, 2010 pursuant to the Director Repurchase Program (see “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Issuer Purchases of Equity Securities” under Item 5).

(19)	Includes options to purchase 23,000 shares of common stock which are currently exercisable. Includes 19,000 shares of restricted stock, 9,000 of which are fully vested, 5,000 of which vest within 60 days after the Reference Date but were subject to forfeiture as of the Reference Date and of which 5,000 are unvested and subject to forfeiture. Includes 2,000 shares of restricted stock which were repurchased by the Company on May 16, 2010 pursuant to the Director Repurchase Program (see “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Issuer Purchases of Equity Securities” under Item 5).

(20)	Ms. Shah beneficially owns 44,667 shares of Comverse common stock deliverable in settlement of vested deferred stock unit awards on the first date within calendar 2010 on which such shares are the subject of an effective Registration Statement on Form S-8 and no resale restrictions apply. Ms. Shah is a senior executive at Comverse. She disclaims beneficial ownership of any of our securities held by Comverse.

(21)	Ms. Wright beneficially owns 55,001 shares of Comverse common stock deliverable in settlement of vested deferred stock unit awards on the first date within calendar 2010 on which such shares are the subject of an effective Registration Statement on Form S-8 and no resale restrictions apply. Ms. Wright is a senior executive at Comverse. She disclaims beneficial ownership of any of our securities held by Comverse.

(22)	Mr. Swad is a senior executive at Comverse. Mr. Swad beneficially owns 46,667 shares of Comverse common stock deliverable in settlement of vested deferred stock unit awards on the first date within calendar 2010 on which shares are the subject of an effective Registration Statement on Form S-8 and no resale restrictions apply. He disclaims beneficial ownership of any of our securities held by Comverse.
Equity Compensation Plan Information
The following table sets forth certain information regarding our equity compensation plans as of January 31, 2010, after giving effect to our assumption on May 25, 2007 of the following in connection with our acquisition of Witness: (a) the Witness Amended and Restated Stock Incentive Plan, the Witness Broad Based Option Plan, and the Witness Non-Employee Director Stock Option Plan, (b) all unvested awards previously issued under such plans as of May 25, 2007, (c) certain new-hire inducement grants made by Witness outside of its stockholder-approved equity plans prior to May 25, 2007, and (d) the passage of the expiration date for making new awards under the Witness Amended and Restated Stock Incentive Plan on November 18, 2009. In accordance with applicable NASDAQ rules at the time, the Witness Broad Based Option Plan was not approved by stockholders. No awards were assumed by us under the Witness Broad Based Option Plan or the Witness Non-Employee Director Stock Option Plan in connection with our acquisition of Witness. Since the closing of the Witness acquisition, we have not made, and do not in the future expect to make, additional awards under the Witness Broad Based Option Plan or the Witness Non-Employee Director Stock Option Plan and these plans are therefore not included in column (c) in either of the tables below. The following table does not include awards for an aggregate of (i) 1,292,150 shares which were approved for grant by the stock option committee of our board of directors on March 4, 2009 and May 20, 2009 outside of our equity incentive plans, (ii) 188,734 performance shares eligible to be earned by our executive officers based on the overachievement of specified performance goals, and (iii) 355,150 shares originally granted as hybrid RSUs that were later converted into shares of cash-settled phantom stock. The vesting of any awards made outside of our equity incentive plans is, among other things, contingent on stockholder approval of a new equity compensation plan or having additional share capacity under an existing stockholder-approved equity compensation plan.

				(c)
	(a)		(b)	Number of Securities Remaining
	Number of Securities to		Weighted-Average	Available for Future Issuance
	be Issued upon Exercise		Exercise Price of	under Equity Compensation
	of Outstanding Options,		Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants, and Rights		Warrants and Rights (1)	Reflected in Column (a))
Equity compensation plans approved by security holders	7,093,896	(2)	$23.17	249,304	(3)
Equity compensation plans not approved by security holders	5,943	(4)	$19.53	—

Total	7,099,839		$23.16	249,304	(5)
The following table sets forth certain information regarding our equity compensation plans as of April 30, 2010, after giving effect to (a) the assumption of the Witness plans and awards referred to above, (b) grants subsequent to January 31, 2010, and (c) the passage of the expiration date for making new awards under the Witness Amended and Restated Stock Incentive Plan on November 18, 2009. The following table does not include awards for an aggregate of (i) 2,243,844 shares which were approved for grant by the stock option committee of our board of directors on March 4, 2009, May 20, 2009, March 17, 2010 and April 17, 2010 outside of our equity incentive plans and (ii) 339,506 performance shares eligible to be earned by our executive officers based on the overachievement of specified performance goals. The vesting of any awards made outside of our equity incentive plans is, among other things, contingent on stockholder approval of a new equity compensation plan or having additional share capacity under an existing stockholder-approved equity compensation plan.

				(c)
	(a)		(b)	Number of Securities Remaining
	Number of Securities to		Weighted-Average	Available for Future Issuance
	be Issued upon Exercise		Exercise Price of	under Equity Compensation
	of Outstanding Options,		Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants, and Rights		Warrants and Rights (1)	Reflected in Column (a))
Equity compensation plans approved by security holders	6,611,005	(6)	$23.37	314,994
Equity compensation plans not approved by security holders	5,943	(4)	$19.53	—

Total	6,616,948		$23.37	314,994	(5)

(1)	The weighted-average price relates to outstanding stock options only (as of the applicable date). Other outstanding awards carry no exercise price and are therefore excluded from the weighted-average price.

(2)	Consists of 4,725,176 stock options and 2,368,720 RSUs. Does not include 20,000 shares of restricted stock previously issued under our equity compensation plans.

(3)	The Witness Amended and Restated Stock Incentive Plan contains an evergreen provision pursuant to which the number of shares available under the plan may increase annually so that the total number of shares reserved will equal the sum of (a) the aggregate number of shares previously issued under the plan, (b) the aggregate number of shares subject to outstanding options granted under the plan, and (c) 10% of the number of shares outstanding on the last day of the preceding year. Notwithstanding the foregoing, the board of directors (or an authorized committee thereof), in its discretion, may authorize a smaller number of additional shares to be reserved under this plan. The maximum annual increase in the number of shares, however, shall not exceed 3,000,000 in any calendar year. No new awards are permitted to be made under this plan after November 18, 2009.

(4)	Consists solely of certain new-hire inducement grants made by Witness outside of its stockholder-approved equity plans prior to May 25, 2007.

(5)	Does not include 743,489 shares available for issuance pursuant to our Employee Stock Purchase Plan as of January 31, 2010 and as of April 30, 2010. The Witness Employee Stock Purchase Plan was terminated immediately prior to our acquisition of Witness and therefore was not assumed by us.

(6)	Consists of 4,615,286 stock options and 1,995,719 RSUs. Does not include 40,000 shares of restricted stock previously issued under our equity compensation plans.
For additional information about equity grants made subsequent to January 31, 2010, see “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities — Equity Grants” under Item 5.
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
Cash dividends on the preferred stock are cumulative and are accrued quarterly at a specified dividend rate on the liquidation preference in effect at such time. Initially, the specified dividend rate was 4.25% per annum per share, however, in accordance with the terms of the Certificate of Designation, beginning with the first quarter after the initial interest rate on the term loan under our credit agreement had been reduced by 50 basis points or more (i.e., the quarter ended January 31, 2008), the dividend rate was reset to 3.875% per annum and is now fixed at this level. If we determine that we are prohibited from paying cash dividends on the preferred stock under the terms of our credit agreement or other debt instruments, we may elect to make such dividend payments in shares of our common stock, which common stock will be valued at 95% of the volume weighted-average price of our common stock for each of the five consecutive trading days ending on the second trading day immediately prior to the record date for such dividend.
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
Comverse has had the right to sell the preferred stock since November 25, 2007 in either private or public transactions. Pursuant to a registration rights agreement we entered into concurrently with the Securities Purchase Agreement (the “New Registration Rights Agreement”), commencing 180 days after we regain compliance with SEC reporting requirements, and provided that the underlying shares of our common stock have been approved for issuance by our common stockholders, Comverse will be entitled to two demands to require us to register (which may be underwritten registrations, upon Comverse’s request) the preferred stock and the shares of common stock underlying the preferred stock for resale under the Securities Act. We are not, however, required to comply with a demand request if (a) any such request is within 12 months after the effective date of a prior demand registration, (b)(i) within the 90-day period preceding the request, we have effected (x) any registration other than an underwritten registration pursuant to which Comverse was entitled to participate without any limitation on its ability to include all of its registrable securities requested to be included therein or (y) an underwritten registration pursuant to which Comverse was entitled to participate and include between 25% to 50% of the registrable securities requested to be included therein, or (ii) within the 180-day period preceding such request, we have effected an underwritten registration pursuant to which Comverse was entitled to participate and include more than 50% of the registrable securities requested to be included therein, (c) a registration statement is effective at the time the request is made, pursuant to which Comverse can effect the disposition of its registrable securities in the manner requested, (d) the registrable securities requested to be registered (i) have an aggregate then-current market value of less than $100.0 million (before deducting any underwriting discounts and commission) or (ii) constitute less than all remaining registrable securities if less than $100.0 million of then-current market value of registrable securities are then outstanding; or (e) during the pendency of any blackout period (as defined in the New Registration Rights Agreement).

The New Registration Rights Agreement also gives Comverse unlimited piggyback registration rights on certain Securities Act registrations filed by us on our own behalf or on behalf of other stockholders.
We have agreed to pay all expenses that result from a registration under the New Registration Rights Agreement, other than underwriting commissions and taxes. We have also agreed to indemnify Comverse, its directors, officers and employees against liabilities that may that may arise from sale of shares registered pursuant to the New Registration Rights Agreement, including Securities Act liabilities.
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
The audit committee appointed Deloitte & Touche LLP as our auditors for the years ended January 31, 2010 and 2009, and in accordance with established policy, our board of directors ratified those appointments. Deloitte & Touche LLP, which includes Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte entities”) has advised the audit committee that they are independent accountants with respect to our company, within the meaning of the rules and standards of the Public Company Accounting Oversight Board and federal securities laws administered by the SEC.
In conjunction with our management, the audit committee regularly reviews the services and fees from its independent registered public accounting firm. Our audit committee has determined that the providing of certain non-audit services, as described below, is compatible with maintaining the independence of the Deloitte entities.
In addition to performing the audit of our consolidated financial statements, the Deloitte entities provided various other services during the years ended January 31, 2010 and 2009. Our audit committee has determined that these services did not impair the independence of the Deloitte entities from Verint.

The aggregate fees billed for years ended January 31, 2010 and 2009 for each of the following categories of services are as follows:

	Year Ended January 31,
(in thousands)	2010	2009
Audit fees (1)	$28,170	$13,171
Audit-related fees (2)	—	—
Tax fees (3)	908	105
All other fees (4)	9	13

Total fees	$29,087	$13,289

The categories in the above table have the definitions assigned under Item 9 of Schedule 14A promulgated under the Exchange Act, and these categories include in particular the following components:

(1)	“Audit fees” include fees for audit services principally related to the year-end examination and the quarterly reviews of our consolidated financial statements, consultation on matters that arise during a review or audit, review of SEC filings, audit services performed in connection with our acquisitions, and statutory audit fees.

(2)	“Audit-related fees” include fees which are for assurance and related services other than those included in Audit fees.

(3)	“Tax fees” include fees for tax compliance and advice.

(4)	“All other fees” include fees for all other non-audit services. For the year ended January 31, 2010, these fees were incurred for assistance to respond to an HMRC inquiry in the U.K. For the year ended January 31, 2009, we incurred these fees to license an online accounting research tool.
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
Form 10-K filed on March 17, 2010
10.6	Verint Systems Inc. 2002 Employee Stock Purchase Plan	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.7	Verint Systems Inc. Stock Incentive Compensation Plan (as amended through December 12, 2002)	Form 10-K filed on May 1, 2003
10.8	Amendment No. 1 to Verint Systems Inc. Stock Incentive Compensation Plan (dated December 23, 2008)	Form 10-K filed on March 17, 2010

Filed Herewith /
Incorporated by
Number	Description	Reference from
10.9	Amendment No. 2 to Verint Systems Inc. Stock Incentive Compensation Plan (dated March 4, 2009)	Form 10-K filed on March 17, 2010
10.10	Verint Systems Inc. 2004 Stock Incentive Compensation Plan, as amended and restated	Form 8-K filed on January 10, 2006
10.11	Amendment No. 1 to Verint Systems Inc. 2004 Stock Incentive Compensation Plan, as amended and restated (dated December 23, 2008)	Form 10-K filed on March 17, 2010
10.12	Witness Systems Amended and Restated Stock Incentive Plan	Witness Systems, Inc. Form 10-Q for the period ended June 30, 2005
10.13	Amendment No. 1 to Witness Systems Amended and Restated Stock Incentive Plan (dated May 29, 2001)	Witness Systems, Inc. Form 10-K filed on March 17, 2006
10.14	Amendment No. 2 to Witness Systems Amended and Restated Stock Incentive Plan (dated January 15, 2004)	Witness Systems, Inc. Form 10-K filed on March 15, 2004
10.15	Amendment No. 3 to Witness Systems Amended and Restated Stock Incentive Plan (dated December 6, 2007)	Form 10-K filed on March 17, 2010
10.16	Amendment No. 4 to Witness Systems Amended and Restated Stock Incentive Plan (dated December 23, 2008)	Form 10-K filed on March 17, 2010
10.17	Form of Stock Option Award Agreement*	Form 8-K filed on December 7, 2004
10.18	Form of Restricted Stock Award Agreement to a U.S. executive officer*	Form 8-K filed on January 10, 2006
10.19	Form of Restricted Stock Award Agreement to an Israeli executive officer*	Form 8-K filed on January 10, 2006
10.20	Form of Restricted Stock Award Agreement to an Independent Director, as amended*	Form 10-K filed on March 17, 2010
10.21	Form of Time-Based Restricted Stock Unit Award Agreement*	Form 10-K filed on March 17, 2010
10.22	Form of Performance-Based Restricted Stock Unit Award Agreement*	Form 10-K filed on March 17, 2010
10.23	Form of Time-Based Deferred Stock Award Agreement*	Form 10-K filed on March 17, 2010
10.24	Form of Performance-Based Deferred Stock Award Agreement*	Form 10-K filed on March 17, 2010
10.25	Form of Amendment to Time-Based and Performance-Based Equity Award Agreements*	Form 10-K filed on March 17, 2010
10.26	Form of Time-Based Restricted Stock Unit Award Agreement Solely Related to 2010 Grant*	Form 10-K filed on April 8, 2010
10.27	Form of Performance-Based Restricted Stock Unit Award Agreement Solely Related to 2010 Grant*	Form 10-K filed on April 8, 2010

Filed Herewith /
Incorporated by
Number	Description	Reference from
10.28	Form of Time-Based Deferred Stock Award Agreement Solely Related to 2010 Grant*	Form 10-K filed on April 8, 2010
10.29	Form of Performance-Based Deferred Stock Award Agreement Solely Related to 2010 Grant*	Form 10-K filed on April 8, 2010
10.30	Contribution Agreement, dated as of February 1, 2001, between Comverse and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.31	Stock Purchase Agreement, dated as of January 31, 2002, between Comverse, Inc. and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.32	Registration Rights Agreement, dated as of January 31, 2002, between Comverse and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.33	Stock Purchase Agreement, dated as of September 7, 2005, by and among Verint Systems Inc., MultiVision Holdings Limited, and MultiVision Intelligent Surveillance Limited	Form 10-Q/A filed on December 12, 2005
10.34	Securities Purchase Agreement, by and between the Company and Comverse Technology, Inc., dated May 25, 2007.	Form 8-K filed on May 30, 2007
10.35	Credit Agreement dated as of May 25, 2007 among the Company, as Borrower, the Lenders as parties thereto and Lehman Commercial Paper Inc., as Administrative Agent	Form 8-K filed on May 30, 2007
10.36	Employment Agreement, dated February 23, 2010, between Verint Systems Inc. and Dan Bodner*	Form 8-K filed on February 23, 2010
10.37	Employment Agreement, dated August 14, 2006, between Verint Systems Inc. and Douglas E. Robinson*	Form 10-K filed on March 17, 2010
10.38	Amendment No. 1, dated July 2, 2007, to Employment Agreement between Verint Systems and Douglas E. Robinson*	Form 10-K filed on March 17, 2010
10.39	Amendment No. 2, dated December 29, 2008, to Employment Agreement between Verint Systems Inc. and Douglas E. Robinson*	Form 10-K filed on March 17, 2010
10.40	Amended and Restated Employment Agreement, dated October 29, 2009, between Verint Systems Inc. and Elan Moriah*	Form 10-K filed on March 17, 2010
10.41	Employment Agreement, dated April 16, 2001, between Comverse Infosys UK Limited and David Parcell*	Form 10-K filed on March 17, 2010

Filed Herewith /
Incorporated by
Number	Description	Reference from
10.42	Supplemental Employment Agreement, dated June 13, 2008, between Verint Systems UK Limited and David Parcell*	Form 10-K filed on March 17, 2010
10.43	Amended and Restated Employment Agreement, dated November 10, 2009, between Verint Systems Inc. and Peter Fante*	Form 10-K filed on March 17, 2010
10.44	Employment Offer Letter, dated August 30, 2000, between Comverse Infosys Ltd. and Meir Sperling*	Form 10-K filed on March 17, 2010
10.45	Manager’s Insurance Policy Letter between Comverse Infosys Ltd. and Meir Sperling* (English translation)	Form 10-K filed on March 17, 2010
10.46	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan*	Filed herewith
10.47	2009 Executive Officer Retention Letter	Form 10-K filed on March 17, 2010
10.48
Amendment, Waiver, and Consent, dated April 27, 2010, to Credit Agreement among the Company, as Borrower, the Lenders, as parties thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent
Form 8-K filed on May 3, 2010
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Verint Systems Inc.
Melville, New York
We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Verint Systems Inc. and subsidiaries as of January 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, effective February 1, 2009, the Company adopted new accounting guidance for the reporting and disclosure of noncontrolling interests.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 18, 2010 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.
/s/ DELOITTE & TOUCHE LLP
New York, New York
May 18, 2010

Financial Statements
VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of January 31, 2010 and 2009

	January 31,
(in thousands, except share and per share data)	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$184,335	$115,928
Restricted cash and bank time deposits	5,206	7,722
Accounts receivable, net of allowance for doubtful accounts of $4.7 million and $6.0 million, respectively	127,826	113,178
Inventories	14,373	20,455
Deferred cost of revenue	11,232	8,935
Deferred income taxes	21,140	14,314
Prepaid expenses and other current assets	43,414	32,434

Total current assets	407,526	312,966

Property and equipment, net	24,453	30,544
Goodwill	724,670	709,984
Intangible assets, net	173,833	200,203
Capitalized software development costs, net	8,530	10,489
Deferred cost of revenue	33,019	47,913
Deferred income taxes	7,469	6,478
Other assets	16,837	18,816

Total assets	$1,396,337	$1,337,393

Liabilities, Preferred Stock, and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$46,570	$38,484
Accrued expenses and other liabilities	154,935	146,338
Current maturities of long-term debt	22,678	4,088
Deferred revenue	183,719	160,918
Deferred income taxes	487	403
Liabilities to affiliates	1,709	1,389

Total current liabilities	410,098	351,620

Long-term debt	598,234	620,912
Deferred income taxes	21,425	13,424
Deferred revenue	51,412	88,985
Other liabilities	44,193	52,980

Total liabilities	1,125,362	1,127,921

Preferred Stock — $0.001 par value; authorized 2,500,000 shares. Series A convertible preferred stock; 293,000 shares issued and outstanding; aggregate liquidation preference and redemption value of $325,904 at January 31, 2010	285,542	285,542

Commitments and Contingencies
Stockholders’ Deficit:
Common stock — $0.001 par value; authorized 120,000,000 shares. Issued 32,687,000 and 32,623,000 shares, respectively; outstanding 32,584,000 and 32,535,000 shares, respectively	33	32
Additional paid-in capital	451,166	419,937
Treasury stock, at cost - 103,000 and 88,000 shares, respectively	(2,493)	(2,353)
Accumulated deficit	(420,338)	(435,955)
Accumulated other comprehensive loss	(43,134)	(58,404)

Total Verint Systems Inc. stockholders’ deficit	(14,766)	(76,743)
Noncontrolling interest	199	673

Total stockholders’ deficit	(14,567)	(76,070)

Total liabilities, preferred stock, and stockholders’ deficit	$1,396,337	$1,337,393

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended January 31, 2010, 2009, and 2008

	Year Ended January 31,
(in thousands, except per share data)	2010	2009	2008
Revenue:
Product	$374,272	$365,485	$333,130
Service and support	329,361	304,059	201,413

Total revenue	703,633	669,544	534,543

Cost of revenue:
Product	131,523	131,638	121,627
Service and support	100,391	117,588	100,397
Amortization and impairment of acquired technology and backlog	8,021	9,024	8,018

Total cost of revenue	239,935	258,250	230,042

Gross profit	463,698	411,294	304,501

Operating expenses:
Research and development, net	83,797	88,309	87,668
Selling, general and administrative	291,813	282,147	259,183
Amortization of other acquired intangible assets	22,268	25,249	19,668
In-process research and development	—	—	6,682
Impairments of goodwill and other acquired intangible assets	—	25,961	22,934
Integration, restructuring and other, net	141	4,654	22,996

Total operating expenses	398,019	426,320	419,131

Operating income (loss)	65,679	(15,026)	(114,630)

Other income (expense), net:
Interest income	616	1,872	5,443
Interest expense	(24,964)	(37,211)	(36,862)
Other expense, net	(17,123)	(8,541)	(23,767)

Total other expense, net	(41,471)	(43,880)	(55,186)

Income (loss) before provision for income taxes	24,208	(58,906)	(169,816)
Provision for income taxes	7,108	19,671	27,729

Net income (loss)	17,100	(78,577)	(197,545)
Net income attributable to noncontrolling interest	1,483	1,811	1,064

Net income (loss) attributable to Verint Systems Inc.	15,617	(80,388)	(198,609)
Dividends on preferred stock	(13,591)	(13,064)	(8,681)

Net income (loss) attributable to Verint Systems Inc. common shares	$2,026	$(93,452)	$(207,290)

Net income (loss) per share attributable to Verint Systems Inc.
Basic	$0.06	$(2.88)	$(6.43)

Diluted	$0.06	$(2.88)	$(6.43)

Weighted-average common shares outstanding
Basic	32,478	32,394	32,222

Diluted	33,127	32,394	32,222

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended January 31, 2010, 2009, and 2008

	Verint Systems Inc. Stockholders’ Equity (Deficit)
						Accumulated Other
						Comprehensive Income
						(Loss)
	Common Stock		Additional			Unrealized	Cumulative		Total
		Par	Paid-in	Treasury	Accumulated	Gains	Translation	Noncontrolling	Stockholders’
(in thousands)	Shares	Value	Capital	Stock	Deficit	(Losses)	Adjustment	Interest	Equity (Deficit)
Balances as of January 31, 2007 - as reported	32,519	$32	$352,895	$(936)	$(153,602)	$(12)	$(773)	$—	$197,604
Effect of adoption of new accounting standard for noncontrolling interests in consolidated financial statements	—	—	—	—	—	—	—	1,286	1,286

Balances as of January 31, 2007 - as adjusted	32,519	32	352,895	(936)	(153,602)	(12)	(773)	1,286	198,890

Comprehensive income (loss):
Net income (loss)	—	—	—	—	(198,609)	—	—	1,064	(197,545)
Unrealized gains on available for sale securities, net	—	—	—	—	—	12	—	—	12
Currency translation adjustment	—	—	—	—	—	—	163	—	163

Total comprehensive income (loss)	—	—	—	—	(198,609)	12	163	1,064	(197,370)
Cumulative effect of the adoption of new accounting standard for uncertainty in income taxes	—	—	(1,674)	—	(3,356)	—	—	—	(5,030)
Stock-based compensation expense	—	—	31,013	—	—	—	—	—	31,013
Stock options issued in business acquisition	—	—	4,717	—	—	—	—	—	4,717
Common stock issued for stock awards	53	—	—	—	—	—	—	—	—
Forfeitures of restricted stock awards	(33)	—	792	(792)	—	—	—	—	—
Purchases of treasury stock	(13)	—	—	(366)	—	—	—	—	(366)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(1,323)	(1,323)
Tax effects from stock award plans	—	—	(206)	—	—	—	—	—	(206)

Balances as of January 31, 2008	32,526	32	387,537	(2,094)	(355,567)	—	(610)	1,027	30,325

Comprehensive income (loss):
Net income (loss)	—	—	—	—	(80,388)	—	—	1,811	(78,577)
Unrealized gains on derivative financial instruments, net	—	—	—	—	—	101	—	—	101
Unrealized losses on available for sale securities, net	—	—	—	—	—	(29)	—	—	(29)
Currency translation adjustment	—	—	—	—	—	—	(57,866)	(23)	(57,889)

Total comprehensive income (loss)	—	—	—	—	(80,388)	72	(57,866)	1,788	(136,394)
Stock-based compensation expense	—	—	32,040	—	—	—	—	—	32,040
Common stock issued for stock awards	23	—	—	—	—	—	—	—	—
Forfeitures of restricted stock awards	(9)	—	166	(166)	—	—	—	—	—
Purchases of treasury stock	(5)	—	—	(93)	—	—	—	—	(93)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(2,142)	(2,142)
Tax effects from stock award plans	—	—	(21)	—	—	—	—	—	(21)
Other tax adjustments	—	—	215	—	—	—	—	—	215

Balances as of January 31, 2009	32,535	32	419,937	(2,353)	(435,955)	72	(58,476)	673	(76,070)

Comprehensive income:
Net income	—	—	—	—	15,617	—	—	1,483	17,100
Unrealized gains on derivative financial instruments, net	—	—	—	—	—	5	—	—	5
Unrealized gains on available for sale securities, net	—	—	—	—	—	34	—	—	34
Currency translation adjustment	—	—	—	—	—	—	15,231	46	15,277

Total comprehensive income	—	—	—	—	15,617	39	15,231	1,529	32,416
Stock-based compensation expense	—	—	31,195	—	—	—	—	—	31,195
Common stock issued for stock awards	64	1	—	—	—	—	—	—	1
Forfeitures of restricted stock awards	(4)	—	34	(34)	—	—	—	—	—
Purchases of treasury stock	(11)	—	—	(106)	—	—	—	—	(106)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(2,003)	(2,003)

Balances as of January 31, 2010	32,584	$33	$451,166	$(2,493)	$(420,338)	$111	$(43,245)	$199	$(14,567)

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended January 31, 2010, 2009, and 2008

	Year Ended January 31,
(in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$17,100	$(78,577)	$(197,545)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49,290	55,142	46,791
Provision for doubtful accounts	849	793	3,380
Impairments of assets	—	25,961	28,083
In-process research and development	—	—	6,682
Stock-based compensation	31,195	32,040	31,013
Provision (benefit) for deferred income taxes	(62)	17,768	19,992
Non-cash losses on derivative financial instruments, net	14,709	14,591	22,267
Non-cash gains on sales of auction rate securities	—	(4,713)	—
Other non-cash items, net	1,443	441	1,567
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(13,910)	(3,328)	(20,184)
Inventories	5,686	(2,761)	1,005
Deferred cost of revenue	14,082	12,201	5,613
Accounts payable and accrued expenses	12,912	(10,754)	8,480
Deferred revenue	(21,143)	(7,329)	25,130
Prepaid expenses and other assets	(11,542)	8,876	14,040
Other liabilities	471	(6,877)	4,697
Other, net	(243)	161	(1,310)

Net cash provided by (used in) operating activities	100,837	53,635	(299)

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired, including payments of contingent consideration	(96)	(3,092)	(953,154)
Purchases of property and equipment	(4,965)	(11,113)	(14,247)
Purchases of investments	—	—	(208,000)
Sales and maturities of investments	—	7,000	328,465
Settlements of derivative financial instruments not designated as hedges	(19,414)	(10,041)	—
Cash paid for capitalized software development costs	(2,715)	(4,547)	(4,624)
Other investing activities	2,591	(4,454)	(173)

Net cash used in investing activities	(24,599)	(26,247)	(851,733)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	—	293,000
Proceeds from borrowings	—	15,000	650,000
Repayments of borrowings and other financing obligations	(6,088)	(2,869)	(42,496)
Payment of debt issuance and other debt related costs	(152)	(150)	(13,606)
Dividends paid to noncontrolling interest	(4,145)	—	(1,323)
Other financing activities	(106)	(93)	(558)

Net cash provided by (used in) financing activities	(10,491)	11,888	885,017

Effect of exchange rate changes on cash and cash equivalents	2,660	(6,581)	923

Net increase in cash and cash equivalents	68,407	32,695	33,908
Cash and cash equivalents, beginning of year	115,928	83,233	49,325

Cash and cash equivalents, end of year	$184,335	$115,928	$83,233

Supplemental disclosures of cash flow information:
Cash paid for interest	$24,705	$36,544	$30,680

Cash paid for income taxes	$11,661	$3,319	$4,113

Non-cash investing and financing transactions:
Fair value of stock options exchanged in connection with business combinations	$—	$—	$4,717

Accrued but unpaid purchases of property and equipment	$642	$382	$1,466

Inventory transfers to property and equipment	$621	$1,325	$795

Business combination consideration earned, but paid in subsequent periods	$—	$—	$1,796

Settlement of embedded derivative	$—	$8,121	$—

Dividend to noncontrolling interest — declared, but paid in subsequent period	$—	$2,142	$—

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
Basis of Presentation
We are a majority-owned subsidiary of Comverse Technology, Inc. (“Comverse”). During the three years ended January 31, 2010, Comverse did not provide us with material levels of corporate or administrative services.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Verint Systems Inc., our wholly owned subsidiaries, and a joint venture in which we hold a 50% equity interest. This joint venture functions as a systems integrator for Asian markets and is a variable interest entity in which we are the primary beneficiary. Investments in companies in which we have less than a 20% ownership interest and do not exercise significant influence are accounted for at cost.
We have included the results of operations of acquired companies from the date of acquisition. All significant intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make estimates and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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
Investments
As of January 31, 2010 and 2009, all of our available operating funds are in cash and cash equivalents or restricted cash. Historically, investments generally consist of marketable debt securities of corporations, the U.S. government, and agencies of the U.S. government. Through January 31, 2008, we also periodically invested in auction rate securities (“ARS”). Effective in the year ended January 31, 2009, we no longer invest in ARS as a matter of policy.
Our investments in marketable securities are classified as available-for-sale, and are stated at fair value based on market quotes. Investments with stated maturities beyond one year are classified as short-term if the securities are highly marketable and readily convertible into cash for current operations. Unrealized gains and losses, net of deferred taxes, are recorded as a component of accumulated other comprehensive income in stockholders’ equity (deficit). We recognize realized gains and losses upon sale of short-term investments and declines in value deemed to be other than temporary using the specific identification method. Interest on short-term investments is recognized within income when earned.
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
Accounts Receivable, Net
Accounts receivable are recorded at the invoiced amount and are not interest-bearing, subject to the following:
The application of our revenue recognition policies sometimes results in circumstances for which we are unable to recognize revenue relating to sales transactions that have been billed, but the related account receivable has not been collected. For consolidated balance sheet presentation purposes, we do not recognize the deferred revenue or the related account receivable and no amounts appear in our consolidated balance sheets for such transactions. Only to the extent that we have received cash for a given deferred revenue transaction is the amount included in deferred revenue on the consolidated balance sheets.
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
The following table summarizes the activity in our allowance for doubtful accounts for the years ended January 31, 2010, 2009, and 2008:

	Year Ended January 31,
(in thousands)	2010	2009	2008
Balance at beginning of year	$5,989	$6,490	$2,630
Provisions charged to expense	801	793	3,366
Amounts written off	(2,210)	(868)	(251)
Other (1)	126	(426)	745

Balance at end of year	$4,706	$5,989	$6,490

(1)	Includes balances from acquisitions and changes in balances due to foreign currency exchange rates.

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
Goodwill, Other Acquired Intangible Assets, and Long-lived Assets
We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value. Other acquired intangible assets include identifiable acquired technologies, trade names, customer relationships, distribution networks, sales backlogs, and non-competition agreements. We amortize the cost of finite-lived identifiable intangible assets on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are expected to be realized, over their estimated useful lives, which are periods of ten years or less.
We regularly perform reviews to determine if the carrying values of our goodwill and other intangible assets are impaired. We review goodwill for impairment at least annually on November 1, or more frequently if an event occurs indicating the potential for impairment. As of January 31, 2010 and 2009, we had no indefinite-lived intangible assets other than goodwill. To test for potential impairment, we first perform an assessment of the fair value of our reporting units. We utilize three primary approaches to determine fair value: (a) an income based approach, using projected discounted cash flows, (b) a market based approach, using multiples of comparable companies, and (c) a transaction based approach, using multiples for recent acquisitions of similar businesses made in the marketplace.

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
The fair value of each reporting unit is compared to its carrying value to determine whether there is an indication of impairment in value. If an indication of impairment exists, we perform a second analysis to measure the amount of impairment, if any. During the years ended January 31, 2009 and 2008, we recorded non-cash charges to recognize impairments of goodwill of $26.0 million and $20.6 million, respectively. We did not record any impairment of goodwill for the year ended January 31, 2010.
We review intangible assets that have finite useful lives and other long-lived assets when an event occurs indicating the potential for impairment. If any indicators are present, we perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the assets in question to their carrying amounts. If the undiscounted cash flows used in the test for recoverability are less than the long-lived assets carrying amount, we determine the fair value of the long-lived asset and recognize an impairment loss if the carrying amount of the long-lived asset exceeds its fair value. The impairment loss recognized is the amount by which the carrying amount of the long-lived asset exceeds its fair value.
During the year ended January 31, 2008, we recorded non-cash charges to recognize impairments of long-lived intangible assets other than goodwill of $2.7 million. No impairments of long-lived assets other than goodwill were recorded during the years ended January 31, 2010 or 2009.
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
Fair Value of Financial Instruments
Our recorded amounts of cash and cash equivalents, accounts receivable, investments, and accounts payable approximate fair value, due to the short-term nature of these instruments. We measure certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value of money market funds, derivative financial instruments, and long-term debt are disclosed in Note 13, “Fair Value Measurements and Derivative Financial Instruments”.

Derivative Financial Instruments
As part of our risk management strategy we use derivative financial instruments including forward contracts and interest rate swap agreements to hedge against certain foreign currency and interest rate exposures. Our intent is to offset gains and losses that occur from the underlying exposure with gains and losses on the derivative contracts used to offset them. As a matter of company policy, we do not enter into speculative positions with derivative instruments. The criteria we use for designating a derivative as a hedge include contemporaneous and ongoing documentation of the instrument’s effectiveness in risk reduction and direct matching of the financial instrument to the underlying transaction. We record all derivatives in other assets or other liabilities on our consolidated balance sheets at their fair values. Gains and losses from the changes in values of these derivatives are accounted for based on the use of the derivative and whether it qualifies for hedge accounting.
For the years ended January 31, 2010 and 2009, certain foreign currency forward contracts qualified for accounting as hedges and accordingly the effective portions of the changes in fair value of these instruments were recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets, net of applicable income taxes. The ineffective portion, if any, of these contracts is reported in other income (expense), net. For derivative financial instruments not accounted for as hedges, gains and losses from changes in their fair values are reported in other income (expense), net. For the year ended January 31, 2008, none of our derivative instruments were accounted for using hedge accounting, and accordingly, all derivatives were marked-to-market at the end of each accounting period, with changes in fair value, whether realized or unrealized, recognized in current period earnings within other income (expense), net. See Note 13, “Fair Value Measurements and Derivative Financial Instruments”, for further details regarding our hedging activities and related accounting policies.
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
Segment Reporting
We have three operating segments, which are also our reportable segments, Enterprise Workforce Optimization Solutions (“Workforce Optimization”), Video Intelligence Solutions (“Video Intelligence”), and Communications Intelligence and Investigative Solutions (“Communications Intelligence”). We determine our reportable segments based on a number of factors our management uses to evaluate and run our business operations, including similarities of customers, products and technology. Our Chief Executive Officer is our chief operating decision maker, who utilizes segment revenues and segment operating contribution as the primary basis for assessing financial results of segments and for the allocation of resources. See Note 17, “Segment, Geographic, and Significant Customer Information”, for a full description of our segments and related accounting policies.

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
For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when we have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable.
The majority of our software license arrangements contain multiple elements including software, hardware, PCS, and professional services such as installation, consulting, and training. We allocate revenue to the delivered elements of the arrangement using the residual method, whereby revenue is allocated to the undelivered elements based on vendor specific objective evidence of fair value (“VSOE”) of the undelivered elements with the remaining arrangement fee allocated to the delivered elements and recognized as revenue assuming all other revenue recognition criteria are met. If we are unable to establish VSOE for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered. However, if the only undelivered element is PCS, we recognize the arrangement fee ratably over the PCS period.
For multiple-element arrangements for which we are unable to establish VSOE of one or more elements, and where such arrangements are recognized ratably, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement’s revenue into product revenue and service revenue for financial reporting purposes. For these arrangements, we review our VSOE for training, installation, and PCS services from similar transactions and stand-alone services arrangements and prepare comparisons to peers, in order to determine reasonable and consistent approximations of fair values of service revenue for statement of operations classification purposes with the remaining amount being allocated to product revenue. Installation services associated with our Communications Intelligence arrangements are included within product revenue as such amounts are not considered material.
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
For shipment of products that include embedded firmware that has been deemed incidental, we recognize revenue provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability of the fee is reasonably assured. For shipments of hardware products, delivery is considered to have occurred upon shipment, provided that the risks of loss, and title in certain jurisdictions, have been transferred to the customer.

Some of our arrangements require significant customization of the product to meet the particular requirements of the customer. For these arrangements, revenue is recognized under contract accounting methods, typically using the percentage-of-completion (“POC”) method. Under the POC method, revenue recognition is generally based upon the ratio of hours incurred to date to the total estimated hours required to complete the contract. Profit estimates on long-term contracts are revised periodically based on changes in circumstances, and any losses on contracts are recognized in the period that such losses become evident. If the range of profitability cannot be estimated, but some level of profit is assured, revenue is recognized to the extent of costs incurred, until such time that the project’s profitability can be estimated or the services have been completed. In addition, if VSOE does not exist for the contract’s PCS element but some level of profitability is assured, revenue is recognized to the extent of costs incurred. Once the services are completed, the remaining portion of the arrangement fee is recognized ratably over the remaining PCS period. In the event some level of profitability on a contract cannot be assured, the completed-contract method of revenue recognition is applied.
In certain of our arrangements accounted for under contract accounting methods, the fee is contingent on the return on investment our customers receive from such services. Revenue from these arrangements is recognized under the completed-contract method of accounting when the contingency is resolved and collectability is assured, which in most cases is upon final receipt of payment.
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
We record provisions for estimated product returns in the same period in which the associated revenue is recognized. We base these estimates of product returns upon historical levels of sales returns and other known factors. Actual product returns could be different from our estimates and current or future provisions for product returns may differ from historical provisions. Concessions granted to customers are recorded as reductions to revenue in the period in which they were granted. The vast majority of our contracts are successfully completed, and concessions granted to customers are minimal in both dollar value and frequency.
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
In instances where revenue is derived from sale of third-party vendor services and we are a principal in the transaction, we generally record revenue at gross and record costs related to a sale in cost of revenue. In those cases where we are acting as an agent between the customer and the vendor, and we are not the primary obligor and/or do not bear credit risk, or where we earn a fixed transactional fee, revenue is recorded net of costs.

We record reimbursements from customers for out-of-pocket expenses as revenue. Shipping and handling fees and expenses that are billed to customers are recognized in revenue and the costs associated with such fees and expenses are recorded in cost of revenue. Historically, these fees and expenses have not been material. Taxes collected from customers and remitted to government authorities are excluded from revenue.
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

Software Development Costs
Costs incurred to acquire or develop software for resale are capitalized after technological feasibility is established, and continue to be capitalized through the general release of the related software product. Amortization of capitalized costs begins in the period in which the related product is available for general release to customers and is recorded on a straight-line basis, which approximates the pattern in which the economic benefits of the capitalized costs are expected to be realized, over the estimated economic lives of the related software products, generally four years.
Income Taxes
We account for income taxes under the asset and liability method which includes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this approach, deferred taxes are recorded for the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial statement and tax bases of our assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. The effects of future changes in income tax laws or rates are not anticipated.
We are subject to income taxes in the United States and numerous foreign jurisdictions. The calculation of our tax provision involves the application of complex tax laws and requires significant judgment and estimates.
We evaluate the realizability of our deferred tax assets for each jurisdiction in which we operate at each reporting date, and establish valuation allowances when it is more likely than not that all or a portion of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the same character and in the same jurisdiction. We consider all available positive and negative evidence in making this assessment, including, but not limited to, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. In circumstances where there is sufficient negative evidence indicating that our deferred tax assets are not more-likely-than-not realizable, we establish a valuation allowance.
We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more-likely-than-not sustainable, based solely on their technical merits, upon examination and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position as the largest amount that we believe is more-likely-than-not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements, represent our unrecognized income tax benefits, which we either record as a liability or as a reduction of deferred tax assets. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

Functional Currency and Foreign Currency Transaction Gains and Losses
The functional currency for each of our foreign subsidiaries is the respective local currency with the exception of our subsidiaries in Israel and Canada, whose functional currencies are the U.S. Dollar (“dollar”). Most of our revenue and materials purchased from suppliers are denominated in or linked to the dollar. Transactions denominated in currencies other than the dollar (primarily compensation and benefits costs of foreign operations) are converted to the dollar on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within other income (expense), net in the consolidated statements of operations. We recorded $1.9 million of net foreign currency losses for the year ended January 31, 2010, and $1.6 million and $1.4 million of net foreign currency gains for the years ended January 31, 2009 and 2008, respectively.
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
Stock-Based Compensation
We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award. We use the Black-Scholes option-pricing model to estimate the fair value of certain of our stock-based awards. We recognize the fair value of the award over the period during which an employee is required to provide service in exchange for the award.
Net Income (Loss) Per Share Attributable to Verint Systems Inc.
Shares used in the calculation of basic net income (loss) per share are based on the weighted-average number of shares outstanding during the accounting period. Shares used in the calculation of basic net income (loss) per share exclude unvested shares of restricted stock because they are contingent upon future service conditions. Shares used in the calculation of diluted net income (loss) per share are based on the weighted-average number of shares outstanding, adjusted for the assumed exercise of all potentially dilutive stock options and other stock-based awards outstanding using the treasury stock method. Shares used in the calculation of diluted net income (loss) per share also include the assumed conversion of our convertible preferred stock, if dilutive. In periods for which we report a net loss, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

Recent Accounting Pronouncements
Standards Implemented:
In December 2007, the Financial Accounting Standards Board (“FASB”) revised their guidance on business combinations. This new guidance requires an acquiring entity to measure and recognize identifiable assets acquired and liabilities assumed, and contingent consideration at their fair value at the acquisition date with subsequent changes recognized in earnings. In addition, acquisition related costs and restructuring costs are recognized separately from the business combination and expensed as incurred. The new guidance also requires acquired in-process research and development costs to be capitalized as an indefinite-lived intangible asset and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for income taxes. In April 2009, the FASB issued a new standard which clarified the accounting for pre-acquisition contingencies. This guidance was effective for us beginning on February 1, 2009. For further discussion see Note 4, “Business Combinations”.
In December 2007, the FASB issued a new accounting standard which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The new standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. On February 1, 2009, we adopted this standard, and the presentation and disclosure requirements of this standard were applied retrospectively to all periods presented, as required by the standard. The adoption of this standard did not have a material impact on our consolidated financial statements, other than the following changes in presentation of the noncontrolling interest:
•	Net income (loss) now includes net income (loss) attributable to both Verint Systems Inc. and the noncontrolling interest in the consolidated statements of operations. The presentation of net income (loss) in prior periods excluded the noncontrolling interest in the net income of our joint venture. Net income (loss) excluding the noncontrolling interest in the net income of our joint venture is now presented after net income (loss), with the caption net income (loss) attributable to Verint Systems Inc.
•	The noncontrolling interest, which was previously reflected in other liabilities, is now presented in stockholders’ equity (deficit), separate from Verint Systems Inc.’s stockholders’ equity (deficit), in the consolidated balance sheets.
•	The consolidated statements of cash flows now begin with net income (loss), including the noncontrolling interest, instead of net income (loss) attributable to Verint Systems Inc.

In March 2008, the FASB amended the disclosure requirements for derivative instruments and hedging activities. This new guidance requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance was effective for us beginning on February 1, 2009. For further discussion, see Note 13, “Fair Value Measurements and Derivative Financial Instruments”.
In April 2009, the FASB issued staff positions that require enhanced fair value disclosures, including interim disclosures, on financial instruments, determination of fair value in turbulent markets, and recognition and presentation of other than temporary impairments. These staff positions were effective beginning with our quarter ended July 31, 2009. These staff positions will enhance our interim disclosures but will not have a material effect on our consolidated financial statements.
In May 2009, the FASB issued a standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, the FASB issued an amendment to this guidance that removed the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This standard as amended was effective for us beginning with our interim period ended July 31, 2009. The adoption of this standard, as amended, had no impact on our consolidated financial statements.
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
New Standards to be Implemented:
In June 2009, the FASB issued a new accounting standard related to the consolidation of variable interest entities, requiring a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and significantly enhances disclosures. The standard may be applied retrospectively to previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. This standard is effective for us for the fiscal year beginning on February 1, 2010. We are in the process of evaluating this standard and therefore have not yet determined the impact that adoption will have on our consolidated financial statements.

In October 2009, the FASB issued guidance that applies to multiple-deliverable revenue arrangements. This guidance also provides principles and application guidance on whether a revenue arrangement contains multiple deliverables, how the arrangement should be separated, and how the arrangement consideration should be allocated. The guidance requires an entity to allocate revenue in a multiple-deliverable arrangement using estimated selling prices of the deliverables if a vendor does not have VSOE or third-party evidence of selling price. It eliminates the use of the residual method and, instead, requires an entity to allocate revenue using the relative selling price method. It also expands disclosure requirements with respect to multiple-deliverable revenue arrangements.
Also in October 2009, the FASB issued guidance related to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of existing software revenue guidance. This additional guidance removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance.
The above guidance related to revenue recognition should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. It will be effective for us in our fiscal year beginning February 1, 2011, although early adoption is permitted. Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. We are assessing the impact that the application of this new guidance may have on our consolidated financial statements.
In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. Effective in our fiscal year beginning February 1, 2010, the amended standards will require enhanced disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers between categories of the fair value measurement hierarchy. Effective in our fiscal year beginning February 1, 2011, the amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). These amended standards do not significantly impact our consolidated financial statements.

2. Net Income (Loss) Per Share Attributable to Verint Systems Inc.
The following table summarizes the calculation of basic and diluted net income (loss) per share attributable to Verint Systems Inc. for the years ended January 31, 2010, 2009, and 2008:

	Year Ended January 31,
(in thousands, except per share amounts)	2010	2009	2008
Net income (loss)	$17,100	$(78,577)	$(197,545)
Net income attributable to noncontrolling interest	1,483	1,811	1,064

Net income (loss) attributable to Verint Systems Inc.	15,617	(80,388)	(198,609)
Dividends on preferred stock	(13,591)	(13,064)	(8,681)

Net income (loss) attributable to Verint Systems Inc. common shares — basic and diluted	$2,026	$(93,452)	$(207,290)

Weighted-average shares outstanding
Basic	32,478	32,394	32,222

Diluted	33,127	32,394	32,222

Net income (loss) per share attributable to Verint Systems Inc.
Basic	$0.06	$(2.88)	$(6.43)

Diluted	$0.06	$(2.88)	$(6.43)

Weighted-average diluted shares outstanding for the year ended January 31, 2010 excludes shares underlying approximately 4.7 million stock options, since such options have exercise prices in excess of the average market value of our common stock during the period and are therefore antidilutive. Due to net losses applicable to common shares reported for the years ended January 31, 2009 and January 31, 2008, the assumed exercise of stock options and assumed settlement of unvested restricted stock awards and restricted stock units had an antidilutive effect and was therefore excluded from the computation of weighted-average diluted shares outstanding for those periods. Such options, awards and units excluded from the computation of weighted-average diluted shares outstanding totaled 7.1 million and 7.0 million for the years ended January 31, 2009 and 2008, respectively.
Also excluded from the calculation of diluted net income (loss) per share attributable to Verint Systems Inc. were 10.0 million, 9.6 million, and 9.2 million common shares at January 31, 2010, 2009, and 2008, respectively, issuable from the assumed conversion of our convertible preferred stock, because such assumed conversion would have an antidilutive effect.

3. Investments
As of January 31, 2010 and 2009, all of our excess funds are in cash and cash equivalents or restricted cash. We have historically invested in a variety of securities, including U.S. Government, corporation, agency bonds, and ARS, which typically provide higher yields than money market and other cash equivalent investments. Effective in the year ended January 31, 2009, we no longer invest in ARS as a matter of policy.
As of January 31, 2008, our investments consisted of ARS with a total cost basis (par value) of $7.0 million and estimated fair value of $2.3 million, which were included within other assets.
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
Proceeds from sales or maturities of available-for-sale investments were $7.0 million and $328.5 million during the years ended January 31, 2009, and 2008, respectively. We received no such proceeds during the year ended January 31, 2010, because all of our available operating funds and our restricted cash were held in the form of cash and cash equivalents during the entire year.

4. Business Combinations
We did not enter into any business combinations during the years ended January 31, 2010 and January 31, 2009.
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

ViewLinks Euclipse, Ltd.
We acquired Israel-based ViewLinks Euclipse Ltd. (“ViewLinks”), a privately held provider of data mining and link analysis software solutions, on February 1, 2007. We have included the financial results of ViewLinks in our consolidated financial statements since February 1, 2007. The total purchase price for ViewLinks was $7.7 million, which consisted of $5.7 million in cash paid to acquire ViewLinks’ remaining outstanding common stock, $1.9 million of contingent consideration earned by and substantially paid to the former ViewLinks shareholders, and $0.1 million of direct transaction costs. No further contingent consideration is available to the former ViewLinks shareholders as of January 31, 2010. Our purchase price allocation for ViewLinks, based on estimated fair values, consisted of $5.0 million of goodwill, $1.8 million of identifiable intangible assets, $0.7 million of net tangible assets, and $0.2 million of IPR&D. The intangible assets acquired in this transaction are being amortized over estimated useful lives of one to five years. The goodwill recorded in this acquisition has been assigned to our Communications Intelligence segment, and is not deductible for income tax purposes.
Unaudited Pro Forma Financial Information
The unaudited financial information presented in the table below summarizes the combined results of our operations and the operations of Witness on a pro forma basis, as though the companies had been combined as of February 1, 2007. The pro forma impact of the ViewLinks acquisition is not material to our overall consolidated operating results and therefore is not presented.
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
No pro forma financial information is presented for the years ended January 31, 2010 and January 31, 2009, as we did not enter into any business combinations during those periods.
Pro forma financial information for the year ended January 31, 2008 is as follows:

(in thousands, except per share data)
Revenue	$601,833

Net loss	$(229,224)

Net loss attributable to Verint Systems Inc.	$(230,288)

Net loss attributable to Verint Systems Inc. common shares	$(243,310)

Basic and diluted net loss per share attributable to Verint Systems Inc.	$(7.55)

5. Intangible Assets and Goodwill
Acquisition-related intangible assets consist of the following as of January 31, 2010 and 2009:

	January 31, 2010
		Accumulated
(in thousands)	Cost	Amortization	Net
Customer relationships	$198,084	$(54,825)	$143,259
Acquired technology	54,629	(28,419)	26,210
Trade names	9,551	(7,989)	1,562
Non-competition agreements	3,429	(2,203)	1,226
Distribution network	2,440	(864)	1,576

Total	$268,133	$(94,300)	$173,833

	January 31, 2009
		Accumulated
(in thousands)	Cost	Amortization	Net
Customer relationships	$194,076	$(34,420)	$159,656
Acquired technology	53,781	(20,134)	33,647
Trade names	9,350	(5,926)	3,424
Non-competition agreements	3,416	(1,760)	1,656
Distribution network	2,440	(620)	1,820

Total	$263,063	$(62,860)	$200,203

The following table presents net acquisition-related intangible assets by segment as of January 31, 2010 and 2009.

	January 31,
(in thousands)	2010	2009
Workforce Optimization	$171,133	$196,483
Video Intelligence	1,149	1,427
Communications Intelligence	1,551	2,293

Total	$173,833	$200,203

All acquired, finite-lived intangible assets are amortized on a straight-line basis, which approximates the pattern in which the estimated economic benefits of the assets are realized, over their estimated useful lives, which are periods of ten years or less.

Total amortization expense recorded for acquisition-related intangible assets was $30.3 million, $34.3 million, and $27.2 million for the years ended January 31, 2010, 2009, and 2008, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign exchange rates on intangible assets not denominated in U.S. dollars.
Estimated future finite-lived acquisition-related intangible asset amortization expense is as follows:

(in thousands)
For the Years Ended January 31,	Amount
2011	$29,320
2012	28,395
2013	27,612
2014	22,660
2015	20,082
2016 and thereafter	45,764

Total	$173,833

In conjunction with the goodwill impairment reviews described below, we conducted reviews for impairment of our other long-lived assets, including finite-lived intangible assets, because any impairment of these assets must be considered prior to the conclusion of the goodwill impairment review in accordance with applicable accounting guidance. We did not identify any impairments of finite-lived intangible assets during the years ended January 31, 2010 and January 31, 2009. We recorded impairments of finite-lived intangible assets of $2.7 million in the fourth quarter of the year ended January 31, 2008 related to our Video Intelligence business in the Asia Pacific region.
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

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and identifiable intangible assets acquired. Goodwill activity for the years ended January 31, 2010 and 2009, in total and by reportable segment, is as follows:

		Reportable Segment
		Workforce	Video	Communications
(in thousands)	Total	Optimization	Intelligence	Intelligence
For the Year Ended January 31, 2009
Goodwill, gross, at January 31, 2008	$825,918	$728,066	$68,106	$29,746
Accumulated impairment losses at January 31, 2008	(40,904)	(17,142)	(23,762)	—

Goodwill, net, at January 31, 2008	785,014	710,924	44,344	29,746
Additional consideration — previous acquisitions (1)	1,303	1,066	—	237
Income tax-related adjustments	(398)	(398)	—	—
Goodwill impairment	(25,961)	(13,649)	(12,312)	—
Foreign currency translation and other	(49,974)	(47,594)	(2,380)	—

Goodwill, net, at January 31, 2009	$709,984	$650,349	$29,652	$29,983

For the Year Ended January 31, 2010
Goodwill, gross, at January 31, 2009	$776,849	$681,140	$65,726	$29,983
Accumulated impairment losses at January 31, 2009	(66,865)	(30,791)	(36,074)	—

Goodwill, net, at January 31, 2009	709,984	650,349	29,652	29,983
Additional consideration — previous acquisitions (1)	89	—	—	89
Foreign currency translation and other	14,597	13,325	1,272	—

Goodwill, net, at January 31, 2010	$724,670	$663,674	$30,924	$30,072

Balance at January 31, 2010
Goodwill, gross, at January 31, 2010	$791,535	$694,465	$66,998	$30,072
Accumulated impairment losses at January 31, 2010	(66,865)	(30,791)	(36,074)	—

Goodwill, net, at January 31, 2010	$724,670	$663,674	$30,924	$30,072

(1)	Contingent consideration for acquisitions completed in prior years.
For purposes of performing our impairment testing, we assign goodwill to multiple reporting units at one level below our operating segments, primarily based on types of products sold or services provided and in certain cases by products sold in a particular industry or vertical market.
We test our goodwill for impairment annually as of November 1, or more frequently, if events or circumstances indicate the potential for an impairment. We performed goodwill impairment tests for each of our reporting units as of November 1, 2009, 2008, and 2007.
The results of step one of our testing as of November 1, 2009 indicated that the fair values of all of our reporting units significantly exceeded their net carrying values, and therefore no goodwill impairment was identified for the year ended January 31, 2010.

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
6. Long-term Debt
The following is a summary of our outstanding financing arrangements as of January 31, 2010 and 2009:

	January 31,
(in thousands)	2010	2009
Term loan facility	$605,912	$610,000
Revolving credit facility	15,000	15,000

	620,912	625,000

Less: current portion	22,678	4,088

Long-term debt	$598,234	$620,912

On May 25, 2007, to partially finance the acquisition of Witness, we entered into a $675.0 million secured credit facility comprised of a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving credit facility.
Borrowings under the credit facility bear interest at a rate of, at our election, (a) the higher of (i) the prime rate and (ii) the federal funds rate plus 0.50% plus, in either case, a margin of 1.75% or (b) the applicable London Interbank Offered Rate (“LIBOR”) plus a margin of 2.75%. Such margins were subject to increase by 0.25% if we failed to receive corporate credit ratings from both of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) or failed to deliver certain financial statements to the credit facility administrative agent by February 25, 2008, and an additional 0.25% if we failed to do so by August 25, 2008. Because we did not timely comply with these conditions, the above-referenced applicable margins increased by 0.25% on February 25, 2008 and another 0.25% on August 25, 2008 to 2.25% and 3.25%, respectively. If we both obtain the above-referenced corporate ratings and deliver to the credit facility administrative agent the requisite financial statements, the applicable margins will subsequently range from 1.00% to 1.75% and 2.00% to 2.75%, respectively, depending on our corporate ratings from Moody’s and S&P.
Optional prepayments of the loans are permitted without premium or penalty (other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBOR). The loans are also subject to mandatory prepayment requirements based upon certain asset sales, excess cash flow, and certain other events.
The term loan originally amortized in 27 consecutive quarterly installments of $1.6 million each, beginning August 1, 2007, followed by a final amortization payment of the remaining outstanding principal amount when the loan matures. In July 2007, we made an optional prepayment of $40.0 million, $13.0 million of which was applied to the eight immediately following principal payments and $27.0 million of which was applied pro rata to the remaining principal payments. In May 2009, we made a $4.1 million mandatory “excess cash flow” prepayment, which was applied to the three immediately following principal payments. Our mandatory “excess cash flow” prepayment for the year ended January 31, 2010, to be paid in May 2010, has been calculated to be $22.1 million, $12.4 million of which will be applied to the eight immediately following principal payments and $9.7 million of which will be applied pro rata to the remaining principal payments. As of January 31, 2010, the interest rate on the term loan was 3.49%.
Our $25.0 million revolving line of credit facility was reduced to $15.0 million during the quarter ended October 31, 2008 as a result of the bankruptcy of Lehman Brothers. During the quarter ended January 31, 2009, we borrowed the full $15.0 million available under the revolving credit facility. Repayment of these borrowings is required upon expiration of the facility in May 2013. As of January 31, 2010, the interest rate on the revolving line of credit borrowings was 3.49%.
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

On May 25, 2007, concurrently with entry into our credit facility, we entered into a receive-variable/pay-fixed interest rate swap agreement with a multinational financial institution on a notional amount of $450.0 million to mitigate a portion of the risk associated with variable interest rates on the term loan. This interest rate swap agreement terminates in May 2011. See Note 13, “Fair Value Measurements and Derivative Financial Instruments” for further details regarding the interest rate swap agreement.
During the years ended January 31, 2010, 2009, and 2008, we incurred $22.6 million, $35.2 million and $34.4 million of interest expense, respectively, on borrowings under our credit facilities. We also recorded $1.9 million, $1.7 million, and $1.9 million during the years ended January 31, 2010, 2009, and 2008, respectively, for amortization of our deferred debt issuance costs, which is reported within interest expense. Included in the deferred debt issuance cost amortization for the years ended January 31, 2010 and January 31, 2008 were $0.1 million and $0.8 million, respectively, of additional amortization associated with the principal prepayments in those years.
Future scheduled annual principal payments on indebtedness as of January 31, 2010 are as follows:

(in thousands)
Year Ended January 31,	Amount
2011	$22,678
2012	—
2013	4,593
2014	21,123
2015	572,518

Total	$620,912

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
The agreement also includes a requirement that we submit audited consolidated financial statements to the lenders within 90 days of the end of each fiscal year, beginning with the financial statements for the year ended January 31, 2010. Should we fail to deliver such audited consolidated financial statements as required, the agreement provides a thirty day period to cure such default, or an event of default occurs.

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
7. Balance Sheet Information
Inventories consist of the following as of January 31, 2010 and 2009:

	January 31,
(in thousands)	2010	2009
Raw materials	$5,987	$6,389
Work-in-process	4,649	5,070
Finished goods	3,737	8,996

Total inventories	$14,373	$20,455

Property and equipment, net consist of the following as of January 31, 2010 and 2009:

	January 31,
(in thousands)	2010	2009
Land	$3,903	$3,595
Buildings	2,250	2,250
Leasehold improvements	9,617	9,289
Software	20,862	18,298
Equipment, furniture, and other	45,168	41,935

	81,800	75,367
Less: accumulated depreciation and amortization	(57,347)	(44,823)

Total property and equipment, net	$24,453	$30,544

Depreciation expense on property and equipment was $12.4 million, $15.0 million, and $14.4 million for the years ended January 31, 2010, 2009, and 2008, respectively.

Other assets consist of the following as of January 31, 2010 and 2009:

	January 31,
(in thousands)	2010	2009
Deferred debt issuance costs, net	$8,474	$10,207
Other	8,363	8,609

Total other assets	$16,837	$18,816

Accrued expenses and other liabilities consist of the following as of January 31, 2010 and 2009:

	January 31,
(in thousands)	2010	2009
Compensation and benefits	$52,151	$34,821
Billings in excess of costs and estimated earnings on uncompleted contracts	26,102	42,250
Professional fees and consulting	17,204	7,157
Derivative financial instruments — current portion	21,624	16,851
Distributor and agent commissions	9,193	5,446
Taxes other than income	7,034	5,417
Interest on indebtedness	416	2,398
Other	21,211	31,998

Total accrued expenses and other liabilities	$154,935	$146,338

Other liabilities consist of the following as of January 31, 2010 and 2009:

	January 31,
(in thousands)	2010	2009
Unrecognized tax benefits	$18,609	$17,602
Derivative financial instruments — long-term portion	8,824	18,263
Obligation for severance compensation	3,259	3,305
Other	13,501	13,810

Total other liabilities	$44,193	$52,980

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
The terms of the preferred stock provide that upon a fundamental change, as defined, the holders of the preferred stock would have the right to require us to repurchase the preferred stock for 100% of the liquidation preference then in effect. Therefore, the preferred stock has been classified as mezzanine equity on our consolidated balance sheets as of January 31, 2010 and January 31, 2009, separate from permanent equity, because the occurrence of these fundamental changes, and thus potential redemption of the preferred stock, however remote in likelihood, is not solely under our control. Fundamental change events include the sale of substantially all of our assets, and certain changes in beneficial ownership, board of directors’ representation, and business reorganizations. In the event of a fundamental change, the conversion rate (as described in the section entitled Voting and Conversion, below) will be increased to provide for additional shares of common stock issuable to the holders of preferred stock, based on a sliding scale (depending on the acquisition price, as defined) ranging from none to 3.7 additional shares of common stock for every share of preferred stock converted into shares of common stock.
We have concluded that, as of January 31, 2010, there is no indication that the occurrence of a fundamental change and the associated redemption of the preferred stock were probable. We therefore have not adjusted the carrying amount of the preferred stock to its redemption amount, which is its liquidation preference, at January 31, 2010. Through January 31, 2010, cumulative, undeclared dividends on the preferred stock were $32.9 million and as a result, the liquidation preference of the preferred stock was $325.9 million at that date.
We determined that the variable dividend feature of the preferred stock, details of which are further described below, was not clearly and closely related to the characteristics of the preferred stock host contract and, therefore, was an embedded derivative financial instrument, subject to bifurcation from the preferred stock. This feature was determined to be an asset, and was assigned an initial fair value of $0.9 million at the May 25, 2007 issue date of the preferred stock. Therefore, the preferred stock was assigned an initial fair value of $293.9 million, and the $0.9 million bifurcated derivative financial instrument was reflected within other assets. As of January 31, 2008, the fair value of the embedded derivative instrument had increased to $8.1 million, driven by declining market interest rates which increased the likelihood that the dividend rate might be reduced. This $7.2 million increase in fair value was reflected within other income (expense), net.

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
The preferred stock does not participate in our earnings other than as described above.
Through January 31, 2010, no dividends had been declared or paid on the preferred stock.

Voting and Conversion
The preferred stock does not have voting or conversion rights until the underlying shares of common stock are approved for issuance by a vote of holders of a majority of our common stock. Following receipt of stockholder approval for the issuance of the underlying common shares, each share of preferred stock will be entitled to a number of votes equal to the number of shares of common stock into which the preferred stock would be convertible at the conversion rate (as defined below) in effect on the date the preferred stock was issued to Comverse. In addition, following receipt of stockholder approval for the issuance of the underlying common shares, each share of preferred stock will be convertible at the option of the holder into a number of shares of our common stock equal to the liquidation preference then in effect, divided by the conversion price then in effect, which was initially set at $32.66. The conversion price is subject to periodic adjustment upon the occurrence of certain dilutive events. If it were convertible at January 31, 2010, the preferred stock could be converted into approximately 10.0 million shares of our common stock.
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
Transfer and Registration Rights
Comverse has had the right to sell the preferred stock since November 25, 2007 in either private or public transactions. Pursuant to a registration rights agreement we entered into concurrently with the Securities Purchase Agreement (“New Registration Rights Agreement”), commencing 180 days after we regain compliance with SEC reporting requirements, and provided that the underlying shares of our common stock have been approved for issuance by our common stockholders, Comverse will be entitled to two demands to require us to register the preferred stock and the shares of common stock underlying the preferred stock for resale under the Securities Act of 1933, as amended (the “Securities Act”).
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
9. Stockholders’ Deficit
Dividends on Common Stock
We did not declare or pay any dividends on our common stock during the years ended January 31, 2010, 2009, and 2008. Commencing with our issuance of preferred stock, and our entry into term loan and revolving credit facilities in May 2007, we are subject to certain restrictions on declaring and paying dividends on our common stock.
Treasury Stock
Repurchased shares of common stock are recorded as treasury stock, at cost. At January 31, 2010, we held 103,000 shares of treasury stock with a cost of $2.5 million, and at January 31, 2009, we held 88,000 shares of treasury stock with a cost of $2.4 million.
Shares of restricted stock awards that are forfeited when recipients separate their employment prior to the lapsing of the award’s restrictions are recorded as treasury stock.
Our board of directors has approved a program to repurchase shares of our common stock from our independent directors, and such other directors as may from time to time be designated by the board of directors upon vesting of restricted stock grants during our extended filing delay period, in order to provide funds to the recipient for the payment of associated income taxes. From time to time, our board of directors has also approved repurchases from executive officers for the same purpose when a vesting has occurred during a blackout period. These repurchases of common stock occur at prevailing market prices and are recorded as treasury stock.

Accumulated Other Comprehensive Income (Loss)
In addition to net income (loss), accumulated other comprehensive income (loss) includes items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, investments and derivative financial instruments designated as hedges. Accumulated other comprehensive income (loss) is presented as a separate line item in the stockholders’ deficit section of our consolidated balance sheets, the components of which are detailed in our consolidated statements of stockholders’ equity (deficit). Accumulated other comprehensive income (loss) items have no impact on our net income (loss) as presented in our consolidated statements of operations.
The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive loss. Income tax effects on unrealized gains and losses on available-for-sale marketable securities and derivative financial instruments were insignificant.

	January 31,
(in thousands)	2010	2009
Foreign currency translation losses, net	$(43,245)	$(58,476)
Unrealized gains on derivative financial instruments	106	101
Unrealized gains (losses) on available-for-sale marketable securities	5	(29)

Total accumulated other comprehensive loss	$(43,134)	$(58,404)

Foreign currency translation losses, net, primarily reflect the strengthening of the U.S. dollar against the British pound sterling since our acquisition of Witness in May 2007, which has resulted in lower U.S. dollar translated balances of British pound sterling denominated goodwill and intangible assets associated with the acquisition of Witness.
Total other comprehensive income (loss) was $32.4 million, $(136.4) million, and $(197.4) million for the years ended January 31, 2010, 2009, and 2008, respectively. Total other comprehensive income (loss) attributable to Verint Systems Inc. was $30.9 million, $(138.2) million, and $(198.4) million, and total other comprehensive income attributable to the noncontrolling interest was $1.5 million, $1.8 million, and $1.0 million for the years ended January 31, 2010, 2009, and 2008, respectively.
Noncontrolling Interest
The noncontrolling interest presented in our consolidated financial statements reflects a 50% noncontrolling equity interest in a joint venture which functions as a systems integrator for Asian markets. On February 1, 2009, we adopted a newly issued accounting standard for noncontrolling interests that requires classification of noncontrolling interests as a component of stockholders’ equity (deficit). The presentation and disclosure requirements of the new accounting standard are applied retrospectively for all periods presented, as required by the standard. Further details regarding the new disclosure requirements for noncontrolling interests appear in Note 1, “Summary of Significant Accounting Policies”.

10. Integration, Restructuring and Other, Net
Integration, restructuring and other, net, is comprised of the following for the years ended January 31, 2010, 2009, and 2008:

	Year Ended January 31,
(in thousands)	2010	2009	2008
Restructuring expenses	$141	$5,685	$3,308
Integration expenses	—	3,261	10,980
Other legal expenses (recoveries), net	—	(4,292)	8,708

Total integration, restructuring and other, net	$141	$4,654	$22,996

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
The following table summarizes our restructuring costs for the years ended January 31, 2010, 2009, and 2008:

	Year Ended January 31,
(in thousands)	2010	2009	2008
Restructuring activity:
Global cost reduction plan	$25	$3,193	$—
Consulting business in Europe	—	1,370	—
Acquisition of Witness	116	858	1,501
Video Intelligence segment	—	264	1,807

Total	$141	$5,685	$3,308

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

The following table summarizes the activity during the years ended January 31, 2010 and 2009 associated with the restructuring charges related to our global cost reduction plan.

	Severance and
(in thousands)	Related Costs	Other Costs	Total
Accrued restructuring costs — January 31, 2008	$—	$—	$—
Expenses accrued	2,795	398	3,193
Payments and settlements	(2,264)	(398)	(2,662)

Accrued restructuring costs — January 31, 2009	531	—	531
Expenses accrued	25	—	25
Payments and settlements	(556)	—	(556)

Accrued restructuring costs — January 31, 2010	$—	$—	$—

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

	Severance and
(in thousands)	Related Costs	Other Costs	Total
Accrued restructuring costs — January 31, 2008	$—	$—	$—
Expenses accrued	1,345	25	1,370
Payments and settlements	(1,345)	(25)	(1,370)

Accrued restructuring costs — January 31, 2009	$—	$—	$—

Restructuring and Integration Costs Related to our Acquisition of Witness
In conjunction with the acquisition of Witness in May 2007, as more fully described in Note 4, “Business Combinations”, we took several actions, primarily during the years ended January 31, 2008 and January 31, 2009, to reduce fixed costs, eliminate redundancies, strengthen operational focus, and better position us to respond to market pressures or unfavorable economic conditions. As a result, we incurred restructuring and integration charges from acquiring Witness and integrating Witness into our Workforce Optimization segment. Following the acquisition of Witness in May 2007, we immediately formulated and approved a plan to integrate the Witness business with our existing Workforce Optimization segment in all regions. We implemented certain staff reductions, and streamlined and improved operations and processes necessary to restructure, integrate, and combine the Witness and Verint businesses, primarily in the following operational areas and functions: (a) products – integrate products and platforms marketed to clients; (b) sales, marketing, and services - centralize and train sales and field marketing personnel, create a dedicated channel and OEM sales group, leverage and increase the combined business’ services helpdesk expertise, and transition to a single global services organization; and (c) general and administrative - transition finance, human resources, and legal support to our facilities in New York and Georgia, and combine information technology and communications organizations, processes, and systems.
The following table summarizes the activity during the three years ended January 31, 2010 associated with the restructuring charges related to the acquisition of Witness.

(in thousands)	Total
Accrued restructuring costs — January 31, 2007	$—
Expenses accrued	1,501
Payments and settlements	(1,081)

Accrued restructuring costs — January 31, 2008	420
Expenses accrued	858
Payments and settlements	(1,278)

Accrued restructuring costs — January 31, 2009	—
Expenses accrued	116

Accrued restructuring costs — January 31, 2010	$116

Restructuring expenses associated with the acquisition of Witness consisted of severance and related costs recorded during the years ended January 31, 2009 and 2008 for global workforce reductions of Verint personnel, primarily as a result of redundancies, in sales and marketing, research and development, and administration and support. Throughout the implementation and execution phase of this restructuring plan, the scope would periodically be reevaluated, resulting in revisions to the number of personnel impacted, and the amounts paid under the plan. The $0.1 million of remaining obligations under this plan as of January 31, 2010 are included within accrued expenses and other liabilities on the accompanying consolidated balance sheet as of January 31, 2010, and are expected to be settled during the year ended January 31, 2011.

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
Restructuring Costs Related to our Video Intelligence Segment
During the year ended January 31, 2008, we established and approved a plan to perform a comprehensive assessment of our Video Intelligence business operations, predominantly in our North American and Hong Kong locations. As a result, we implemented certain restructuring initiatives and activities intended to reduce our overall cost structure, improve operations by building areas of more centralized expertise, adjust our organization structure to improve scalability, and enhance our competitive position.
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
These restructuring costs included $1.8 million of severance and related costs and $0.3 million of consulting and temporary personnel costs.

The following table summarizes the activity for the three years ended January 31, 2010 related to our Video Intelligence segment restructuring:

	Severance and	Consulting and
(in thousands)	Related Costs	Temporary Staff	Total
Accrued restructuring costs — January 31, 2007	$—	$—	$—
Expenses accrued	1,513	294	1,807
Payments and settlements	(597)	(294)	(891)

Accrued restructuring costs — January 31, 2008	916	—	916
Expenses accrued	240	24	264
Payments and settlements	(1,146)	(24)	(1,170)

Accrued restructuring costs — January 31, 2009	10	—	10
Payments and settlements	(10)	—	(10)

Accrued restructuring costs — January 31, 2010	$—	$—	$—

The activity under this plan was substantially complete by October 31, 2008.
Costs associated with our restructuring activities have been recognized when they were incurred, rather than at the date of a commitment to an exit or disposal plan. Such costs were exclusive of certain costs directly associated with the acquisition of Witness, which were recorded as part of the purchase price. We continually evaluate the adequacy of liabilities accrued under these restructuring initiatives. Although we believe that these estimates accurately reflect the remaining costs of our restructuring plans, actual results may differ, which may require us to record adjustments to the liabilities.
Other Legal Costs
During the year ended January 31, 2008, we incurred $8.7 million of legal fees related to an ongoing patent infringement litigation matter, which we are reporting within integration, restructuring and other, net. This litigation was subsequently settled in our favor during the year ended January 31, 2009. The $9.7 million settlement amount received was partially offset by $5.4 million of related legal fees incurred during the year ended January 31, 2009, resulting in a net recovery of $4.3 million. No legal fees were incurred during the year ended January 31, 2010 for this matter.
11. Research and Development, Net
Our gross research and development expenses for the years ended January 31, 2010, 2009, and 2008, were approximately $86.7 million, $91.3 million, and $91.4 million, respectively. OCS grants amounted to approximately $2.1 million, $2.2 million, and $2.5 million for the years ended January 31, 2010, 2009, and 2008, respectively, which were recorded as a reduction of gross research and development expenses. We recorded other reimbursements of research and development expenses amounting to approximately $0.8 million, $0.8 million, and $1.2 million for the years ended January 31, 2010, 2009, and 2008, respectively.

We capitalize certain costs incurred to develop our commercial software products, and we then recognize those costs within product cost of revenue as the products are sold. Activity for our capitalized software development costs for the three years ended January 31, 2010 was as follows:

	Year Ended January 31,
(in thousands)	2010	2009	2008
Capitalized software development costs, net, beginning of year	$10,489	$10,272	$9,762
Software development costs capitalized during the year	2,715	4,547	4,624
Amortization of capitalized software development costs	(4,717)	(4,135)	(3,268)
Foreign currency translation and other	43	(195)	(846)

Capitalized software development costs, net, end of year	$8,530	$10,489	$10,272

The adjustment of $0.8 million in the year ended January 31, 2008 primarily reflects a charge recorded to recognize the impairment of certain capitalized software development costs determined to be redundant as a result of the May 2007 acquisition of Witness.
12. Income Taxes
The components of income (loss) before income taxes are as follows:

	For the Years Ended January 31,
(in thousands)	2010	2009	2008
Domestic	$(47,139)	$(68,109)	$(116,844)
Foreign	71,347	9,203	(52,972)

Total income (loss) before income taxes	$24,208	$(58,906)	$(169,816)

The provision for income taxes consists of the following:

	For the Years Ended January 31,
(in thousands)	2010	2009	2008
Current income tax provision (benefit):
Federal	$(835)	$(11,266)	$847
State	415	(755)	398
Foreign	7,590	13,924	6,492

Total current income tax provision	7,170	1,903	7,737

Deferred income tax provision (benefit):
Federal	500	11,805	26,056
State	777	1,088	1,748
Foreign	(1,339)	4,875	(7,812)

Total deferred income tax provision (benefit)	(62)	17,768	19,992

Total provision for income taxes	$7,108	$19,671	$27,729

The reconciliation of the U.S. federal statutory rate to our effective tax rate on income (loss) before income taxes is as follows:

	For the Years Ended January 31,
(in thousands)	2010	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Income tax provision (benefit) at the U.S. statutory rate	$8,471	$(20,618)	$(59,436)
State tax provision (benefit)	756	(5,086)	(5,747)
Foreign taxes at rates different from U.S. federal statutory rate	(16,929)	(5,887)	7,305
Valuation allowance	7,737	30,233	73,404
Foreign exchange	(1,702)	2,920	(860)
Stock-based and other compensation	3,262	2,808	2,831
Non-deductible expenses	882	745	1,063
Tax credits	(2,019)	(221)	(2,260)
Tax contingencies	1,102	(997)	5,495
Impairment of goodwill and intangible assets	—	9,127	4,716
Fair value of derivatives	—	—	(2,837)
In-process research and development	—	—	2,253
Change in tax rates	1,227	3,873	751
U.S. tax effects of foreign operations	4,750	3,394	711
Other, net	(429)	(620)	340

Total provision for income taxes	$7,108	$19,671	$27,729

Effective income tax rate	29.4%	-33.4%	-16.3%
Our operations in Israel have been granted “Approved Enterprise” status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the program, income attributable to an approved enterprise is exempt from income tax for a period of two years and is subject to a reduced income tax rate for the subsequent five to eight years (generally 10-25%, depending on the percentage of foreign investment in the Company). These tax incentives decreased our effective tax rates by 40.3%, 8.4%, and 1.4% for the years ended January 31, 2010, 2009, and 2008, respectively.

Deferred tax assets and liabilities consist of the following:

	For the Years Ended January 31,
(in thousands)	2010	2009
Deferred tax assets:
Accrued expenses	$4,891	$5,943
Allowance for doubtful accounts	672	1,438
Deferred revenue	42,511	56,707
Inventory	757	2,701
Depreciation of property and equipment	3,498	2,807
Loss carryforwards	92,336	81,859
Tax credits	7,164	11,105
Stock-based and other compensation	30,182	19,465
Capitalized research and development expenses	4,712	2,433
Fair value of derivatives	9,720	13,184
Other long-term liabilities	2,157	2,323
Other, net	605	2,234

Total deferred tax assets	199,205	202,199

Deferred tax liabilities:
Deferred cost of revenue	(10,106)	(12,612)
Prepaid expenses	(1,025)	(1,401)
Goodwill and other intangible assets	(56,809)	(64,404)

Total deferred tax liabilities	(67,940)	(78,417)

Valuation allowance	(124,568)	(116,817)

Net deferred tax assets	$6,697	$6,965

Recorded as:
Current deferred tax assets	$21,140	$14,314
Long-term deferred tax assets	7,469	6,478
Current deferred tax liabilities	(487)	(403)
Long-term deferred tax liabilities	(21,425)	(13,424)

Net deferred tax assets	$6,697	$6,965

At January 31, 2010 and 2009, we had U.S. federal NOLs of approximately $252.8 million and $230.8 million, respectively. These losses expire in various years ending from January 31, 2016 to 2030. We had state NOLs of approximately $169.2 million and $150.2 million in the same respective years, expiring in years ending from January 31, 2011 to 2030. We had foreign NOLs of approximately $29.6 million and $24.0 million in the same respective years. At January 31, 2010, all but $4.3 million of these foreign loss carryforwards have indefinite carryforward periods. Certain of these federal, state, and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. The NOLs for tax return purposes are different from the NOLs for financial statement purposes, primarily due to the reduction of NOLs for financial statement purposes under the authoritative guidance on accounting for uncertainty in income taxes. We have U.S. federal, state and foreign tax credit carryforwards of approximately $7.7 million and $9.6 million at January 31, 2010 and 2009, respectively, the utilization of which is subject to limitation. At January 31, 2010, approximately $1.5 million of these tax credit carryforwards may be carried forward indefinitely. The balance of $6.2 million expires in various years ending from January 31, 2011 to 2030.

We provide income and withholding taxes on undistributed earnings of foreign subsidiaries unless they are indefinitely reinvested. Cumulatively, indefinitely reinvested foreign earnings total approximately $98.1 million at January 31, 2010. If these earnings were repatriated in the future, additional income and withholding tax expense would be incurred. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income taxes that would have to be provided on such earnings.
As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, we establish a valuation allowance. We have recorded valuation allowances in the amounts of $124.6 million and $116.8 million at January 31, 2010 and 2009, respectively. The $7.8 million increase in the valuation allowance between January 31, 2009 and January 31, 2010 arose primarily as a result of an overall increase in net deferred tax assets, primarily related to NOLs in jurisdictions where we maintain a valuation allowance.
The recorded valuation allowance consists of the following:

	For the Years Ended January 31,
(in thousands)	2010	2009
Valuation allowance, beginning of year	$(116,817)	$(89,060)
Provision for (benefit from) income taxes	(7,737)	(30,233)
Additional paid in capital	1,264	786
Cumulative translation adjustment	(1,278)	1,690

Valuation allowance, end of year	$(124,568)	$(116,817)

In accordance with the authoritative guidance for accounting for stock-based compensation, we use a “with-and-without” approach to applying the intra-period allocation rules in accordance with accounting for income taxes. Under this approach, the windfall tax benefit is calculated based on the incremental tax benefit received from deductions related to stock-based compensation. The amount is measured by calculating the tax benefit both “with” and “without” the excess tax deduction; the resulting difference between the two calculations is considered the windfall. We did not recognize a windfall benefit in our U.S. income tax provision for the years ended January 31, 2010, January 31, 2009, and January 31, 2008.

On February 1, 2007, we implemented the provisions of the authoritative guidance on accounting for uncertainty in income taxes. The guidance contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine whether any amount of tax benefit may be recognized by evaluating tax positions taken or expected to be taken in a tax return and assessing whether, based solely on their technical merits, they are more-likely-than-not sustainable upon examination, including resolution of any related appeals or litigation process. The second step is to measure the amount of associated tax benefit that may be recorded for each position as the largest amount that we believe is more-likely-than-not sustainable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements, determined by applying the prescribed methodologies of accounting for uncertainty in income taxes, represent our unrecognized income tax benefits, which we either record as a liability or as a reduction of deferred tax assets.
For the years ended January 31, 2010, January 31, 2009, and January 31, 2008, the aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	For the Years Ended January 31,
(in thousands)	2010	2009	2008
Gross unrecognized tax benefits, beginning of year	$35,172	$46,903	$27,073
Increases as a result of acquisitions	—	—	13,619
Increases related to tax positions taken during the current year	2,715	6,355	5,755
Increases (decreases) related to foreign currency exchange rate fluctuations	1,545	(2,011)	1,039
Reductions for tax positions of prior years	(152)	(14,912)	—
Reduction for settlements with taxing authorities	(508)	(125)	—
Lapses of statutes of limitation	(1,277)	(1,038)	(583)

Gross unrecognized tax benefits, end of year	$37,495	$35,172	$46,903

As of January 31, 2010, we had $37.5 million of unrecognized tax benefits, of which $32.6 million represents the amount that, if recognized, would impact the effective income tax rate in future periods. We recorded $0.3 million, $0.1 million, and $1.6 million of interest and penalties related to uncertain tax positions in our provision for income taxes for the years ended January 31, 2010, January 31, 2009, and January 31, 2008, respectively. The accrued liability for interest and penalties was $7.2 million, $6.6 million, and $6.4 million at January 31, 2010, January 31, 2009, and January 31, 2008, respectively. Interest and penalties are recorded as a component of the provision for income taxes in the financial statements.
Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. In the United States, we are no longer subject to federal income tax examination for years prior to January 31, 2007. We are currently in discussions with the Israeli tax authorities regarding adjustments that will be made to income tax returns for the years ended January 31, 2004 through January 31, 2010 due to our restated results of operations. As of January 31, 2010, income tax returns are under examination in the following major tax jurisdictions:

Jurisdiction	Tax Years

Canada	January 31, 2004 — January 31, 2008
United Kingdom	December 31, 2005
Hong Kong	March 31, 2003 — March 31, 2005, January 31, 2006 — January 31, 2007

We regularly assess the adequacy of our provisions for income tax contingencies. As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of expiration. We believe that it is reasonably possible that the total amount of unrecognized tax benefits at January 31, 2010 could decrease by approximately $1.4 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of certain deferred taxes including the need for additional valuation allowances and the recognition of tax benefits. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.
In December 2007, the FASB issued revised guidance on accounting for business combinations. We adopted the provisions of this guidance effective February 1, 2009. Subsequent to adoption, adjustments related to valuation allowances or reserves for uncertain tax positions that were established in connection with prior acquisitions will impact earnings, rather than goodwill.
13. Fair Value Measurements and Derivative Financial Instruments
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.
Accounting guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. This fair value hierarchy consists of three levels of inputs that may be used to measure fair value:
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of January 31, 2010 and 2009:

	January 31, 2010
	Using Input Types
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$82,593	$—	$—
Foreign currency forward contracts	—	140	—

Total assets	$82,593	$140	$—

Liabilities:
Foreign currency forward contracts	$—	$636	$—
Interest rate swap agreement	—	29,812	—

Total liabilities	$—	$30,448	$—

	January 31, 2009
	Using Input Types
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$34,292	$—	$—
Foreign currency forward contracts	—	146	—

Total assets	$34,292	$146	$—

Liabilities:
Foreign currency forward contracts	$—	$2,000	$—
Interest rate swap agreement	—	33,114	—

Total liabilities	$—	$35,114	$—

Fair Value Measurements
Money Market Funds — We value our money market funds using quoted market prices for such funds.
Foreign Currency Forward Contracts — The estimated fair value of foreign currency forward contracts is based on quotes received from the counter-party. These quotes are reviewed for reasonableness by discounting the future estimated cash flows under the contracts, considering the terms and maturities of the contracts and market exchange rates.

Interest Rate Swap Agreement — The fair value of our interest rate swap agreement is based in part on data received from a third party financial institution. These fair values represent the estimated amount we would receive or pay to settle the swap agreement, taking into consideration current and projected interest rates as well as the creditworthiness of the parties.
Derivative Financial Instruments
Under our risk management strategy, we periodically use derivative instruments to manage our short-term exposures to fluctuations in foreign currency exchange rates. We utilize foreign exchange forward contracts to hedge certain operational cash flow exposures resulting from changes in foreign currency exchange rates. These cash flow exposures result from portions of our forecasted operating expenses, primarily compensation and related expenses, which are transacted in currencies other than the U.S. Dollar, primarily the Israeli Shekel and the Canadian Dollar. Our joint venture, which has a Singapore Dollar functional currency, also utilizes foreign exchange forward contracts to manage its exposure to exchange rate fluctuations related to settlement of liabilities denominated in U.S. Dollars. These foreign currency forward contracts are reported at fair value on our consolidated balance sheets and have maturities of no longer than twelve months. We enter into these foreign currency forward contracts in the normal course of business to mitigate risks and not for speculative purposes.
The counterparties to our derivative financial instruments consist of several major international financial institutions. We regularly monitor the financial strength of these institutions. While the counterparties to these contracts expose us to credit-related losses in the event of a counterparty’s non-performance, the risk would be limited to the unrealized gains on such affected contracts. We do not anticipate any such losses.
Certain of these foreign currency forward contracts are not designated as hedging instruments under derivative accounting guidance, and gains and losses from changes in their fair values are therefore reported in other income (expense), net. Changes in the fair value of foreign currency forward contracts that are designated and effective as cash flow hedges are recorded net of related tax effects in accumulated other comprehensive income (loss), and are reclassified to the statement of operations when the effects of the item being hedged are recognized in the statement of operations.
The total notional amounts for outstanding derivatives (recorded at fair value) as of January 31, 2010 and 2009 were as follows:

	January 31,
(in thousands)	2010	2009
Foreign currency forward contracts	$50,437	$35,900
Interest rate swap agreement	450,000	450,000

	$500,437	$485,900

Fair Values of Derivative Instruments
The fair values of our derivative instruments as of January 31, 2010 and 2009 were as follows:

	January 31, 2010
	Assets		Liabilities
	Balance Sheet		Balance Sheet
(in thousands)	Classification	Fair Value	Classification	Fair Value
Derivative instruments designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$140	Accrued expenses and other liabilities	$38

Total derivatives designated as hedging instruments		$140		$38

Derivative instruments not designated as hedging instruments
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$598
Interest rate swap — current portion	—	—	Accrued expenses and other liabilities	20,988
Interest rate swap — long-term portion	—	—	Other liabilities	8,824

Total derivatives designated as hedging instruments		$—		$30,410

	January 31, 2009
	Assets		Liabilities
	Balance Sheet		Balance Sheet
(in thousands)	Classification	Fair Value	Classification	Fair Value
Derivative instruments designated as hedging instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$146	—	$—

Total derivatives designated as hedging instruments		$146		$—

Derivative instruments not designated as hedging instruments
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$2,000
Interest rate swap — current portion	—	—	Accrued expenses and other liabilities	14,851
Interest rate swap — long-term portion	—	—	Other liabilities	18,263

Total derivatives not designated as hedging instruments		$—		$35,114

The effects of derivative instruments in cash flow hedging relationships for the years ended January 31, 2010 and 2009 were as follows:

	Gains Recognized in
	Accumulated Other		Classification of Gains	Gains Reclassified from Other
	Comprehensive Income		Reclassified from Other	Comprehensive Income (Loss)
	(Loss)		Comprehensive Income	into the Statements of Operations
	January 31,		(Loss) into the Statements	Year Ended January 31,
(in thousands)	2010	2009	of Operations	2010	2009
Foreign currency forward contracts	$106	$101	Operating Expenses	$3,042	$—

There were no gains or losses from ineffectiveness of these hedges recorded for the years ended January 31, 2010 and 2009.
Gains (losses) recognized on derivative instruments not designated as hedging instruments in our consolidated statements of operations for the years ended January 31, 2010, 2009, and 2008 were as follows:

	Classification in
	Statement of	Year Ended January 31,
(in thousands)	Operations	2010	2009	2008
Interest rate swap agreement	Other expense, net	$(13,591)	$(11,490)	$(29,226)
Foreign currency forward contracts	Other expense, net	(1,118)	(3,101)	(307)
Embedded derivative	Other expense, net	—	—	7,266

Total		$(14,709)	$(14,591)	$(22,267)

Interest Rate Swap Agreement
The interest rates applicable to borrowings under our credit facilities are variable, and we are exposed to risk from changes in the underlying index interest rates, which affect our cost of borrowing. To partially mitigate this risk, and in part because we were required to do so by the lenders, when we entered into our credit facilities in May 2007, we executed a pay-fixed, receive-variable interest rate swap with a high credit-quality multinational financial institution under which we pay fixed interest at 5.18% and receive variable interest of three-month LIBOR on a notional amount of $450.0 million. This instrument is settled with the counterparty on a quarterly basis, and matures on May 1, 2011. As of January 31, 2010, of the $605.9 million of borrowings which were outstanding under the term loan facility, the interest rate on $450.0 million of such borrowings was substantially fixed by utilization of this interest rate swap. Interest on the remaining $155.9 million of borrowings was variable.
The net losses recorded on our interest rate swap agreement reflect the decline in market interest rates that occurred during the second half of the year ended January 31, 2008 and have generally persisted through January 31, 2010.

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
As of January 31, 2010, the estimated fair values of our term loan facility and revolving credit facility outstanding were $572.6 million and $15.0 million, respectively. As of January 31, 2009, the estimated fair values of our term loan and revolving credit borrowings outstanding were $359.9 million and $15.0 million, respectively. The estimated fair value of the term loan is based upon the estimated bid and ask prices as determined by the agent responsible for the syndication of our term loan. The fair value of the revolving credit facility is assumed to equal the principal amount outstanding for both January 31, 2010 and January 31, 2009.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. Further details regarding our regular impairment reviews appear in Note 1, “Summary of Significant Accounting Policies”.

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
During the years ended January 31, 2010, 2009, and 2008, our contributions to our worldwide retirement plans amounted to approximately $5.1 million, $4.8 million, and $4.0 million, respectively.
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
Severance expenses for the years ended January 31, 2010, 2009, and 2008, were $3.4 million, $3.5 million, and $2.9 million, respectively.

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

The table below summarizes key information for the Plans as of January 31, 2010:

	Number of	Number of	Number of
	Shares Reserved	Shares	Shares Available
(in thousands)	for Grant	Outstanding	for Grant
The 1996 Plan	5,000	1,867	188
The 1997 Plan	6,400	2,587	—
The 1997 Blue Pumpkin inducement grants	158	—	—
The 2004 Plan	3,000	2,372	288

Total	14,558	6,826	476

We have granted restricted stock units for approximately 1.3 million shares to our employees outside of our shareholder approved equity plans due to capacity restraints under our existing approved plans. All grants issued outside of our existing shareholder approved plans have included certain performance conditions which require us having sufficient available capacity under one or more shareholder approved equity plans (either currently existing or adopted in the future) to vest.
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
As described in Note 1, “Summary of Significant Accounting Policies”, we recognize compensation expense based on the grant date fair value of stock based awards granted to employees and others. Accordingly, we recognized stock-based compensation expense of $44.2 million, $36.0 million, and $31.0 million for the years ended January 31, 2010, 2009, and 2008, respectively. The total income tax benefit recognized for stock-based compensation arrangements was $11.7 million, $9.0 million, and $7.8 million, for the years ended January 31, 2010, 2009, and 2008, respectively. We capitalized stock-based compensation cost of $4.7 million for the fair value of the vested portion of options issued in connection with the acquisition of Witness on May 25, 2007, and included as part of the net assets (goodwill) of Witness.

We recognized stock-based compensation expense in the following line items on the consolidated statement of operations for the years indicated:

	For the Years Ended January 31,
(in thousands, except per share amounts)	2010	2009	2008

Component of income (loss) before provision for income taxes:
Cost of revenue — product	$1,302	$540	$223
Cost of revenue — service and support	4,543	4,886	4,329
Research and development, net	7,960	6,813	4,831
Selling, general and administrative	30,422	23,751	21,665

Stock-based compensation expense	44,227	35,990	31,048
Income tax benefits related to stock-based compensation (before consideration of valuation allowance)	11,716	9,027	7,750

Stock-based compensation, net of taxes	$32,511	$26,963	$23,298

Impact on net income (loss) per share attributable to Verint Systems Inc:
Basic	$1.00	$0.83	$0.72
Diluted	$0.98	$0.83	$0.72

	For the Years Ended January 31,
(in thousands)	2010	2009	2008

Component of stock-based compensation expense:
Verint stock options	$7,332	$15,977	$22,011
Verint restricted stock awards and restricted stock units	23,917	15,948	9,229
Comverse stock options	—	15	(487)
Verint phantom stock units	12,978	4,050	295

Stock-based compensation expense	$44,227	$35,990	$31,048

The table above includes stock-based compensation amounts where we modified certain option awards to revise exercising terms for certain terminated employees and recognized incremental compensation expense of $0.2 million, $0.7 million, and $1.7 million for the years ended January 31, 2010, 2009, and 2008, respectively. Participants in the Plans are currently restricted from exercising options due to our inability to use our Registration Statement on Form S-8 during our extended filing delay period. As such, we modified grants held by terminated employees by extending the time a terminated employee would normally have to exercise vested stock option awards. The number of employees affected under such modifications was 54, 74, and 103 for the years ended January 31, 2010, 2009, and 2008, respectively.
Excess tax benefits were not recognized for the years ended January 31, 2010, 2009, and 2008 as we incurred taxable losses. The excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits.

Stock Options
When stock options are awarded, the fair value of the options is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility and the expected term are the input factors to that model that require the most significant management judgment. Expected volatility is estimated utilizing daily historical volatility over a period that equates to the expected life of the option. The expected life (estimated period of time outstanding) is estimated using the historical exercise behavior of employees. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option pricing model.
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
See Note 4, “Business Combinations”, for additional information concerning the acquisition of Witness.

The following table summarizes stock option activity under the Plans for the years ended January 31, 2010, 2009, and 2008:

	For the Years Ended January 31,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
(in thousands, except exercise prices)	Options	Price	Options	Price	Options	Price
Beginning balance	5,225	$22.36	5,735	$21.77	3,003	$23.56
Assumed in acquisition (1)	—	$—	—	$—	3,065	$20.24
Exercised	—	$—	—	$—	—	$—
Forfeited	(30)	$21.69	(296)	$22.40	(326)	$24.16
Expired	(464)	$14.23	(214)	$5.94	(7)	$8.56

Ending balance	4,731	$23.16	5,225	$22.36	5,735	$21.77

Options exercisable	4,499	$23.24	4,461	$22.42	3,663	$21.17

(1)	On May 25, 2007, 3.3 million non-vested stock options of Witness were converted to 3.1 million options for our stock using the purchase conversion ratio of .9335 shares of Verint common stock for every 1.0 share of Witness stock.
As of January 31, 2010, the aggregate intrinsic value for the options vested and exercisable was $4.7 million with a weighted-average remaining contractual life of 2.19 years. Additionally, there were 4.7 million options vested and expected to vest with a weighted-average exercise price of $23.16 and an aggregate intrinsic value of $4.7 million with a weighted-average remaining contractual life of 2.15 years.
The unrecognized compensation expense calculated under the fair value method for options expected to vest (unvested shares net of expected forfeitures) as of January 31, 2010 was approximately $3.1 million and is expected to be recognized over a weighted-average period of 0.84 years.

The following table summarizes information about stock options as of January 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average	Number of	Average
(in thousands, except exercise prices)	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Term	Price	Exercisable	Price
$4.46 - $16.00	580	1.29	$11.36	580	$11.36
$17.00 - $18.00	800	1.63	$17.47	760	$17.45
$18.62 - $19.83	480	1.47	$18.90	414	$18.92
$20.04 - $21.75	577	0.75	$21.20	571	$21.20
$22.11 - $23.00	437	2.69	$22.85	437	$22.85
$23.95 - $23.95	489	1.66	$23.95	390	$23.95
$25.01 - $32.16	313	2.64	$28.83	292	$28.84
$34.40 - $34.40	147	5.57	$34.40	147	$34.40
$35.11 - $35.11	884	3.64	$35.11	884	$35.11
$37.99 - $37.99	24	5.64	$37.99	24	$37.99

$4.46 - $37.99	4,731	2.15	$23.16	4,499	$23.24

The following table summarizes key data points for exercised options:

	For the Years Ended January 31,
(in thousands)	2010	2009	2008
The intrinsic value of options exercised	$—	$—	$—
Cash received from the exercise of stock options	$—	$—	$—
The tax benefit realized from stock options exercised	$—	$—	$—
The fair value of options vested	$69,575	$68,250	$52,661
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
During the year ended January 31, 2010, we removed all performance vesting conditions for certain restricted stock units granted to executive officers prior to the year ended January 31, 2010 as a result of the amendment of time-based and performance-based equity award agreements. The removal of the performance vesting conditions is being accounted for as modification based on our assessment. As a result of the modification of the vesting conditions, additional compensation expense of $1.9 million was recognized on May 21, 2009, and $0.7 million was recognized on November 19, 2009.
RSUs that settle, or are expected to settle, with cash payments upon vesting are reflected as liabilities on our consolidated balance sheet.
The following table summarizes RSA and RSU activity under the Plans for the years ended January 31, 2010, 2009, and 2008:

	For the Years Ended January 31,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
(in thousands, except		Grant-Date		Grant-Date		Grant-Date
grant-date fair value)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Beginning balance	1,830	$24.48	1,267	$29.39	354	$33.88
Granted	1,812	$6.50	865	$18.07	1,215	$28.64
Released	(116)	$29.93	(85)	$33.98	(203)	$32.85
Forfeited	(114)	$19.94	(217)	$23.91	(99)	$29.21

Ending balance	3,412	$14.92	1,830	$24.48	1,267	$29.39

The unrecognized compensation expense related to 3.4 million unvested RSAs and RSUs expected to vest as of January 31, 2010 was approximately $10.3 million, with remaining weighted-average vesting periods of approximately 0.29 years and 0.71 years, respectively, over which such expense is expected to be recognized. The total fair value of restricted stock awards and units vested during the years ended January 31, 2010, 2009, and 2008 is $3.5 million, $2.9 million, and $6.7 million, respectively.

Phantom Stock Units
During the year ended January 31, 2007, we began issuing phantom stock units to non-officer employees that settle, or are expected to settle, with cash payments upon vesting, pursuant to the terms of a form of a phantom stock award agreement approved by the board of directors. Phantom stock units provide for the payment of a cash bonus equivalent to the value of our common stock as of the vesting date of the award. Phantom stock units generally have a multi-year vesting and are generally subject to the same performance vesting conditions as equity awards granted. We recognize compensation expense for phantom stock units on a straight-line basis, reduced by estimated forfeitures. The phantom stock units are being accounted for as liabilities and as such their value tracks our stock price and is subject to market volatility.
The total accrued liability for phantom stock units was $14.5 million, $4.0 million, and $0.3 million as of January 31, 2010, 2009, and 2008, respectively. Total cash payments made upon vesting of phantom stock units were $2.5 million and $0.3 million for the years ended January 31, 2010 and 2009, respectively.
The following table summarizes phantom stock unit activity for the years ended January 31, 2010, 2009, and 2008:

	For the Years Ended January 31,
(in thousands)	2010	2009	2008
Beginning balance, in units	1,239	85	19
Granted	421	1,323	87
Released	(482)	(33)	(17)
Forfeited	(72)	(136)	(4)

Ending balance, in units	1,106	1,239	85

The phantom stock units granted during the years ended January 31, 2010, 2009, and 2008 primarily vest over three-year periods, subject to applicable performance conditions.
The unrecognized compensation expense related to 1.1 million unvested phantom stock units expected to vest as of January 31, 2010 was approximately $5.0 million, based on our stock price of $18.3 at January 31, 2010 with a remaining weighted-average vesting period of approximately 0.73 years over which such expense is expected to be recognized.

Tandem Awards
We issued grants known as “tandem” awards to certain of our Israeli employees during the year ended January 31, 2009. These tandem awards include two components — a share of deferred stock and a share of phantom stock. The recipient received two different units and two separate award agreements. The tandem awards are structured so that, on any given vesting date, only one component of the awards vests. The tandem awards are being accounted for as liabilities based on our assessment that the tandem awards would likely be settled in phantom stock units upon vesting.
We also issued grants known as “hybrid” awards to our employees during the year ended January 31, 2009 which vest in restricted stock units upon the achievement of certain performance conditions that have been set by our board of directors. In the event that any of the stock-settle conditions are not satisfied on the vesting date, no shares of common stock will be issued and instead we will settle these awards with cash payments equal to the fair market value (as defined in the award agreement) of the vested restricted stock units. These hybrid awards are being accounted as liabilities based on our assessment that the hybrid awards would likely be settled in cash upon vesting.
Comverse Stock Options
One component of our stock-based compensation cost is related to stock options granted to Verint employees who were employed with Comverse when the stock options were issued by Comverse. For the year ended January 31, 2010, we did not record any expenses related to Comverse stock options issued to Verint employees. We recorded expenses of $15 thousand related to Comverse stock options issued to Verint employees for the years ended January 31, 2009 and a reduction to expenses of $0.5 million for the year ended January 31, 2008.
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
No expense related to the ESPP was recorded during the years ended January 31, 2010, 2009, and 2008 due to the suspension of the ESPP during these periods resulting from our extended filing delay status.

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
Service and Tax Agreements with Comverse
There were, and still are, several agreements in place between us and Comverse and its other subsidiaries, which were executed prior to our IPO in order to allow us to continue to receive certain services from Comverse and its other subsidiaries following our IPO. A separate agreement clarifies the income tax relationship between us and Comverse. Since our IPO, we have established our own systems and reduced or eliminated our reliance on these services. As of January 31, 2010 and 2009, we had liabilities to Comverse for services under these agreements of $1.7 million and $1.4 million, respectively, which are presented as liabilities to affiliates on our consolidated balance sheets at those dates. The following is an overview of certain of these agreements with Comverse:
Corporate Services Agreement
Under the Corporate Services Agreement, Comverse formerly provided us with maintenance services for general liability and other insurance policies held by Comverse under which we were covered. As of calendar 2007, we obtained our own insurance policies, including our own directors’ and officers’ insurance policy. In the past, we also received certain administration services with respect to employee benefit plans, legal support, and public relations support under this agreement. Following a period of transition, responsibility for these activities was fully transferred to us and we now handle all of these functions ourselves. For the year ended January 31, 2008, we recorded expenses of $0.3 million for the services provided by Comverse under this agreement. There were no such expenses incurred for the years ended January 31, 2010 and January 31, 2009, as this agreement was terminated effective July 31, 2007.

Enterprise Resource Planning Software Sharing Agreement
Under the Enterprise Resource Planning Software Sharing Agreement, Comverse Ltd., a subsidiary of Comverse, formerly provided us with shared access to its enterprise resource planning (“ERP”) and customer relationship management (“CRM”) software for the operation of our business. During the quarter ended October 31, 2007, we completed a separation from Comverse’s ERP/CRM system and fully transitioned to our own internal ERP/CRM system. No expenses were incurred under this agreement for the years ended January 31, 2010 and January 31, 2009. For the years ended January 31, 2008, we recorded expenses of $0.4 million for the services under this agreement.
Satellite Services Agreement
Under the Satellite Services Agreement, Comverse Inc., a subsidiary of Comverse, provides us with the exclusive use of the services of specified employees and facilities of Comverse Inc. located in countries where we do not have our own legal presence or facilities. The fee for this service is equal to the expenses Comverse Inc. incurs in providing these services plus ten percent. For the years ended January 31, 2010, 2009, and 2008, we recorded expenses of $0.3 million, $0.6 million, and $1.1 million, respectively, for the services provided by Comverse Inc. under this agreement. We anticipate that we will continue to use some level of services under this agreement in the future.
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
Other Related Party Transactions
Our joint venture incurs certain operating expenses, including office rent and other administrative costs, under arrangements with one of its noncontrolling shareholders. These expenses totaled $0.4 million, $0.3 million, and $0.3 million for the years ended January 31, 2010, 2009, and 2008, respectively. The joint venture also recognized $0.7 million of revenue from this noncontrolling shareholder for the year ended January 31, 2010. Such revenue was negligible for the year ended January 31, 2009, and no such revenue was recognized for the year ended January 31, 2008.

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
Rent expense incurred under all operating leases was $13.1 million, $13.9 million, and $12.5 million for the years ended January 31, 2010, 2009, and 2008, respectively.
As of January 31, 2010, our minimum future rentals under non-cancelable operating leases were as follows:

(in thousands)
For the Years Ended January 31,	Amount
2011	$12,536
2012	11,315
2013	9,673
2014	6,245
2015	3,749
2016 and thereafter	2,655

Total	$46,173

During the year ended January 31, 2008, we entered into a non-cancelable operating sublease with a third party to rent space in a location previously utilized by us as a warehouse facility. We received rental payments totaling $0.1 million during each of the years ended January 31, 2010 and 2009, and expect to receive $0.1 million during the year ended January 31, 2011.
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

As of January 31, 2010, our unconditional purchase obligations totaled approximately $33.8 million, the majority of which were scheduled to occur within the subsequent twelve months. Due to the relatively short life of the obligations, the carrying value approximates their fair value at January 31, 2010.
Warranty Liability
The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, for the years ended January 31, 2010, 2009 and 2008.

	Year Ended January 31,
(in thousands)	2010	2009	2008
Warranty liability, beginning of year	$1,188	$1,874	$2,521
Provision charged to expenses	220	483	266
Warranty charges	(42)	(1,115)	(989)
Foreign currency translation and other	(74)	(54)	76

Warranty liability, end of year	$1,292	$1,188	$1,874

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
As discussed in Note 1, “Summary of Significant Accounting Policies”, we receive non-refundable grants from the OCS that fund a portion of our research and development expenditures. The Israeli law under which the OCS grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel. If we were to seek approval to manufacture products, or transfer technologies, developed using these grants outside of Israel, we could be subject to additional royalty requirements or be required to pay certain redemption fees. If we were to violate these restrictions, we could be required to refund any grants previously received, together with interest and penalties, and may be subject to criminal charges.

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
Off-Balance Sheet Risk
In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2010, we had approximately $7.4 million of outstanding letters of credit and surety bonds relating to these performance guarantees. As of January 31, 2010, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on our consolidated results of operations, financial position, or cash flows. Our historical non-compliance with our performance obligations has been insignificant.
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
Verint Investigation-Related Matters
On July 20, 2006, we announced that, in connection with the SEC investigation into Comverse’s past stock option grants that was in process at that time, we had received a letter requesting that we voluntarily provide to the SEC certain documents and information related to our own stock option grants and practices. We voluntarily responded to this request. On April 9, 2008, as we previously reported, we received a “Wells Notice” from the staff of the SEC arising from the staff’s investigation of our past stock option grant practices and certain unrelated accounting matters. These accounting matters were also the subject of our internal investigation. On March 3, 2010, the SEC filed a settled enforcement action against us in the United States District Court for the Eastern District of New York relating to certain of our accounting reserve practices. Without admitting or denying the allegations in the SEC’s Complaint, we consented to the issuance of a Final Judgment permanently enjoining us from violating Section 17(a) of the Securities Act, Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, (the “Exchange Act”), and Rules 13a-1 and 13a-13 thereunder. The settled SEC action did not require us to pay any monetary penalty and sought no relief beyond the entry of a permanent injunction. The SEC’s related press release noted that, in accepting the settlement offer, the SEC considered our remediation and cooperation in the SEC’s investigation. The settlement was approved by the United States District Court for the Eastern District of New York on March 9, 2010.

On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file periodic reports under the Exchange Act. Under the SEC’s Wells process, recipients of a Wells Notice have the opportunity to make a Wells Submission before the SEC staff makes a recommendation to the SEC regarding what action, if any, should be brought by the SEC. After considering our Wells Submission, on March 3, 2010, the SEC issued an Order Instituting Proceedings (“OIP”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our previous failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. On March 26, 2010, we filed our Answer to the OIP. On March 30, 2010, the Administrative Law Judge issued an amended procedural order scheduling the completion of briefing on the SEC’s motion for summary disposition for June 1, 2010. We are currently evaluating all available procedural remedies, and intend to defend against the possible suspension or revocation of the registration of our common stock.
On March 26, 2009, a motion to approve a class action lawsuit (the “Labor Motion”) and the class action lawsuit itself (the “Labor Class Action”) (Labor Case No. 4186/09) were filed against our subsidiary, Verint Systems Limited (“VSL”), by a former employee of VSL, Orit Deutsch, in the Tel Aviv Labor Court. Ms. Deutsch purports to represent a class of our employees and ex-employees who were granted options to buy shares of Verint and to whom, allegedly, damages were caused as a result of the blocking of the ability to exercise Verint options by our employees or ex-employees. The Labor Motion and the Labor Class Action both claim that we are responsible for the alleged damages due to our status as employer and that the blocking of Verint options from being exercised constitutes default of the employment agreements between the members of the class and VSL. The Labor Class Action seeks compensatory damages for the entire class in an unspecified amount. On July 9, 2009, we filed a motion for summary dismissal and alternatively for the stay of the Labor Motion. A preliminary session was held on July 12, 2009. Ms. Deutsch filed her response to our response on November 10, 2009. On February 8, 2010, the Tel Aviv Labor Court dismissed the case for lack of material jurisdiction and ruled that it will be transferred to the District Court in Tel Aviv. There can be no assurance that we will not in the future become subject to additional litigation or threatened litigation from current or former personnel as a result of our suspension of option exercises during our extended filing delay period, the expiration of equity awards during such period, or other employment-related matters relating to our internal investigation, restatement, or extended filing delay.
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
Verint General Litigation Matters
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
We measure the performance of our operating segments based upon operating segment revenue and operating segment contribution. Operating segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, research and development and selling, marketing, and administrative expenses. We do not allocate certain expenses, which include the majority of general and administrative expenses, facilities and communication expenses, purchasing expenses, manufacturing support and logistic expenses, depreciation and amortization, amortization of capitalized software development costs, stock-based compensation, and special charges such as restructuring and integration expenses. These expenses are included in the unallocated expenses section of the table presented below. Revenue from transactions between our operating segments is not material.
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

Operating results by segment for the years ended January 31, 2010, 2009, and 2008 were as follows:

(in thousands)	Workforce	Video	Communications
Year Ended January 31,	Optimization	Intelligence	Intelligence	Total
2010
Revenue	$374,778	$144,970	$183,885	$703,633

Segment contribution	$178,674	$57,200	$62,348	298,222

Unallocated expenses:
Amortization of other acquired intangible assets				30,289
Stock-based compensation				44,227
Integration, restructuring and other, net				141
Other unallocated expenses				157,886

Operating income				65,679
Other expense, net				(41,471)

Income before provision for income taxes				$24,208

2009
Revenue	$352,367	$127,012	$190,165	$669,544

Revenue adjustment	5,890	—	—	5,890

Segment revenue	$358,257	$127,012	$190,165	$675,434

Segment contribution	$139,375	$28,013	$65,987	233,375

Unallocated expenses:
Amortization of other acquired intangible assets				34,273
Impairments of goodwill and other acquired intangible assets				25,961
Stock-based compensation				35,990
Integration, restructuring and other, net				4,654
Other unallocated expenses				147,523

Operating loss				(15,026)
Other expense, net				(43,880)

Loss before provision for income taxes				$(58,906)

2008
Revenue	$260,938	$147,225	$126,380	$534,543

Revenue adjustment	37,254	—	—	37,254

Segment revenue	$298,192	$147,225	$126,380	$571,797

Segment contribution	$112,856	$37,213	$40,173	190,242

Unallocated expenses:
Amortization of other acquired intangible assets				27,249
Impairments of goodwill and other acquired intangible assets				23,370
Stock-based compensation				31,048
Integration, restructuring and other, net				22,996
Other unallocated expenses				200,209

Operating loss				(114,630)
Other expense, net				(55,186)

Loss before provision for income taxes				$(169,816)

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
Geographic Information
Revenue by major geographic region is based upon the geographic location of the customers who purchase our products. The geographic locations of distributors, resellers, and systems integrators who purchase and resell our products may be different from the geographic locations of end customers. The information below summarizes revenue to unaffiliated customers by geographic area for the years ended January 31, 2010, 2009, and 2008:

	Year Ended January 31,
(in thousands)	2010	2009	2008
United States	$328,420	$304,602	$245,836
United Kingdom	65,793	77,213	73,437
Other	309,420	287,729	215,270

Total revenue	$703,633	$669,544	$534,543

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

Property and equipment, net by geographic area consists of the following as of January 31, 2010 and 2009:

	January 31,
(in thousands)	2010	2009
United States	$9,096	$10,566
Israel	9,148	12,274
Germany	2,581	2,537
United Kingdom	1,014	1,494
Canada	660	1,405
Other	1,954	2,268

Total property and equipment, net	$24,453	$30,544

Significant Customers
No single customer accounted for more than 10% of our total revenue during any of the years ended January 31, 2010, 2009, and 2008.
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

On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file periodic reports under the Exchange Act. Under the SEC’s Wells process, recipients of a Wells Notice have the opportunity to make a Wells Submission before the SEC staff makes a recommendation to the SEC regarding what action, if any, should be brought by the SEC. After considering our Wells Submission, on March 3, 2010, the SEC issued an OIP pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our previous failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. An Administrative Law Judge will consider the evidence in the Section 12(j) proceeding and has been directed in the OIP to issue an initial decision within 120 days of service of the OIP. On March 26, 2010, we filed our Answer to the OIP. On March 30, 2010, the Administrative Law Judge issued an amended procedural order scheduling the completion of briefing for June 1, 2010. We are currently evaluating the Section 12(j) OIP, including available procedural remedies, and intend to defend against the possible suspension or revocation of the registration of our common stock.
Business Combination
On February 4, 2010, our wholly owned subsidiary, Verint Americas Inc., acquired all of the outstanding shares of Iontas Limited (“Iontas”), a privately held provider of desktop analytics solutions. Prior to this acquisition, we licensed certain technology from Iontas, whose solutions measure application usage and analyze workflows to help improve staff performance in contact center, branch, and back-office operations environments. We acquired Iontas for approximately $15.2 million in cash (net of cash acquired) and potential additional earn-out payments of up to $3.8 million, tied to certain targets being achieved over the next two years. The initial purchase price allocation for this acquisition is not yet available, as we have not completed the appraisals necessary to assess the fair values of the tangible and identified intangible assets acquired and liabilities assumed, the assets and liabilities arising from contingencies (if any), and the amount of goodwill to be recognized as of the acquisition date.
Amendment to Credit Agreement
On April 27, 2010, we entered into an amendment to our credit agreement to extend the due date for delivery of audited consolidated financial statements and related documentation for the year ended January 31, 2010 from May 1, 2010 to June 1, 2010. In consideration for this amendment, we paid $0.9 million to our lenders. This payment will be amortized as additional interest expense over the remaining term of the credit agreement using the effective interest method. Legal fees and other out-of-pocket costs directly relating to the amendment, which are expensed as incurred, were not significant.

19. Selected Quarterly Financial Information (Unaudited)
Summarized consolidated quarterly financial information for the years ended January 31, 2010 and 2009 appears in the following tables:

	Quarter Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2009	2009	2009	2010
Revenue	$175,148	$169,269	$186,480	$172,736
Gross profit	118,079	110,202	122,970	112,447
Income (loss) before provision for (benefit from) income taxes	24,840	4,332	15,118	(20,082)
Net income (loss)	20,572	1,482	13,315	(18,269)
Net income (loss) attributable to Verint Systems Inc.	19,634	1,598	13,176	(18,791)
Net income (loss) attributable to Verint Systems Inc. common shares,
for basic net income (loss) per share	16,372	(1,808)	9,733	(22,271)
for diluted net income (loss) per share	19,634	(1,808)	9,733	(22,271)

Net income (loss) per share attributable to Verint Systems Inc.
Basic	$0.50	$(0.06)	$0.30	$(0.68)

Diluted	$0.47	$(0.06)	$0.29	$(0.68)

	Quarter Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2008	2008	2008	2009
Revenue	$154,954	$166,025	$157,867	$190,698
Gross profit	91,766	99,883	96,085	123,560
Loss before provision for (benefit from) income taxes	(23,071)	(14,974)	(11,000)	(9,861)
Net loss	(24,777)	(14,714)	(20,441)	(18,645)
Net loss attributable to Verint Systems Inc.	(25,297)	(15,087)	(21,136)	(18,868)
Net loss attributable to Verint Systems Inc. common shares	(28,458)	(18,353)	(24,437)	(22,204)

Basic and diluted net loss per share attributable to Verint Systems Inc.	$(0.88)	$(0.57)	$(0.75)	$(0.68)

Net income (loss) per share attributable to Verint Systems Inc. is computed independently for each quarterly period and for the year. Therefore, the sum of quarterly net income (loss) per share amounts may not equal the amounts reported for the years.
The computation of diluted net income per share attributable to Verint Systems Inc. for the quarter ended April 30, 2009 assumes the conversion of our convertible preferred stock into approximately 9.7 million shares of common stock.
Quarterly operating results for the year ended January 31, 2010 include the following:
•	Professional fees and related expenses associated with our restatement of previously filed financial statements for periods through January 31, 2005 and extended filing delay status of approximately $7 million, $10 million, $12 million, and $25 million for the four quarterly periods ended January 31, 2010, respectively; and

•	Realized and unrealized losses on our interest rate swap of $3.7 million, $2.9 million, $4.4 million, and $2.6 million for the four quarterly periods ended January 31, 2010, respectively.
Quarterly operating results for the year ended January 31, 2009 include the following:
•	Non-cash charges to recognize impairments of goodwill of $26.0 million during the quarter ended January 31, 2009;

•	Integration costs incurred to support and facilitate the combination of Verint and Witness into a single organization, of $1.2 million, $0.9 million, $0.8 million, and $0.3 million for the four quarterly periods ended January 31, 2009, respectively;

•	Legal fees associated with pre-existing litigation between Witness and a competitor of $3.5 million, $1.7 million, and $0.2 million for the three quarterly periods ended October 31, 2008, respectively, and a $9.7 million recovery pursuant to the settlement of this litigation in the quarter ended July 31, 2008;

•	Professional fees and related expenses associated with our restatement of previously filed financial statements for periods through January 31, 2005 and our extended filing delay status of approximately $7 million, $9 million, $8 million, and $4 million for the four quarterly periods ended January 31, 2009, respectively; and

•	Realized and unrealized gains (losses), net on our interest rate swap of $4.4 million, $2.5 million, $(8.2) million, and $(10.2) million for the four quarterly periods ended January 31, 2009, respectively.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERINT SYSTEMS INC.
(Registrant)

May 18, 2010	By:	/s/ Dan Bodner
Dan Bodner, President and Chief Executive Officer

May 18, 2010	By:	/s/ Douglas E. Robinson

Douglas E. Robinson, Chief Financial Officer (Principal Financial Officer and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dan Bodner	May 18, 2010
Dan Bodner, Chief Executive Officer and President; Director of Verint Systems Inc.
(Principal Executive Officer)

/s/ Douglas E. Robinson	May 18, 2010
Douglas E. Robinson, Chief Financial Officer of Verint Systems Inc. (Principal Financial Officer and Principal Accounting Officer)

/s/ Paul D. Baker	May 18, 2010
Paul D. Baker, Director of Verint Systems Inc.

/s/ John Bunyan	May 18, 2010
John Bunyan, Director of Verint Systems Inc.

/s/ Andre Dahan	May 18, 2010
Andre Dahan, Chairman of the Board of Directors of Verint Systems Inc.

/s/ Victor A. DeMarines	May 18, 2010
Victor A. DeMarines, Director of Verint Systems Inc.

/s/ Kenneth A. Minihan	May 18, 2010
Kenneth A. Minihan, Director of Verint Systems Inc.

/s/ Larry Myers	May 18, 2010
Larry Myers, Director of Verint Systems Inc.

/s/ Howard Safir	May 18, 2010
Howard Safir, Director of Verint Systems Inc.

/s/ Shefali Shah	May 18, 2010
Shefali Shah, Director of Verint Systems Inc.

/s/ Stephen M. Swad	May 18, 2010
Stephen M. Swad, Director of Verint Systems Inc.

/s/ Lauren Wright	May 18, 2010
Lauren Wright, Director of Verint Systems Inc.