Form 10-Q
period 2010-04-30
VERINT SYSTEMS INC
filed 2010-06-09
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 0-49790
Verint Systems Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	11-3200514

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

330 South Service Road, Melville, New York	11747

(Address of Principal Executive Offices)	(Zip Code)
(631) 962-9600
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.40S of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Small Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 32,794,402 shares of the registrant’s common stock outstanding on May 31, 2010.

i

Cautionary Note on Forward-Looking Statements
Certain statements discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurances that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:
•	risks relating to the filing of our Securities and Exchange Commission (“SEC”) reports, including the occurrence of known contingencies or unforeseen events that could delay our plan for completion of our outstanding or future filings, management distractions, and significant expense;
•	risk associated with the SEC’s initiation of an administrative proceeding on March 3, 2010 to suspend or revoke the registration of our common stock under the Exchange Act due to our previous failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005;
•	risk that our credit rating could be downgraded or placed on a credit watch based on, among other things, our financial results, delays in the filing of our periodic reports, or the results of the SEC’s administrative proceeding;
•	risks associated with being a consolidated, controlled subsidiary of Comverse Technology, Inc. (“Comverse”) and formerly part of Comverse’s consolidated tax group, including risk of any future impact on us resulting from Comverse’s special committee investigation and restatement or related effects, and risks related to our dependence on Comverse to provide us with accurate financial information, including with respect to stock-based compensation expense and net operating loss carryforwards (“NOLs”), for our financial statements;
•	uncertainty regarding the impact of general economic conditions, particularly in information technology spending, on our business;

•	risk that our financial results will cause us not to be compliant with the leverage ratio covenant under our credit facility or that any delays in the filing of future SEC reports could cause us not to be compliant with the financial statement delivery covenant under our credit facility;
•	risk that customers or partners delay or cancel orders or are unable to honor contractual commitments due to liquidity issues, challenges in their business, or otherwise;
•	risk that we will experience liquidity or working capital issues and related risk that financing sources will be unavailable to us on reasonable terms or at all;
•	uncertainty regarding the future impact on our business of our internal investigation, restatement, extended filing delay, and the SEC’s administrative proceeding, including customer, partner, employee, and investor concern, and potential customer and partner transaction deferrals or losses;
•	risks relating to the remediation or inability to adequately remediate material weaknesses in our internal controls over financial reporting and relating to the proper application of highly complex accounting rules and pronouncements in order to produce accurate SEC reports on a timely basis;
•	risks relating to our implementation and maintenance of adequate systems and internal controls for our current and future operations and reporting needs;
•	risk of possible future restatements if the processes used to produce the financial statements contained in this report or in future SEC reports are inadequate;
•	risk associated with current or future regulatory actions or private litigations relating to our internal investigation, restatement, or delays in filing required SEC reports;
•	risk that we will be unable to re-list our common stock on NASDAQ or another national securities exchange and maintain such listing;
•	risks associated with Comverse controlling our board of directors and a majority of our common stock (and therefore the results of any significant stockholder vote);
•	risks associated with significant leverage resulting from our current debt position;
•	risks due to aggressive competition in all of our markets, including with respect to maintaining margins and sufficient levels of investment in the business and with respect to introducing quality products which achieve market acceptance;
•	risks created by continued consolidation of competitors or introduction of large competitors in our markets with greater resources than us;

•	risks associated with significant foreign and international operations, including exposure to fluctuations in exchange rates;
•	risks associated with complex and changing local and foreign regulatory environments;
•	risks associated with our ability to recruit and retain qualified personnel in all geographies in which we operate;
•	challenges in accurately forecasting revenue and expenses;
•	risks associated with acquisitions and related system integrations;
•	risks relating to our ability to improve our infrastructure to support growth;
•	risks that our intellectual property rights may not be adequate to protect our business or that others may make claims on our intellectual property or claim infringement on their intellectual property rights;
•	risks associated with a significant amount of our business coming from domestic and foreign government customers;
•	risk that we improperly handle sensitive or confidential information or perception of such mishandling;
•	risks associated with dependence on a limited number of suppliers for certain components of our products;
•	risk that we are unable to maintain and enhance relationships with key resellers, partners, and systems integrators; and
•	risk that use of our NOLs or other tax benefits may be restricted or eliminated in the future.
These risks and uncertainties, as well as other factors, are discussed in greater detail in “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2010. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the filing date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
April 30, 2010 and January 31, 2010
(Unaudited)

	April 30,	January 31,
(in thousands, except share and per share data)	2010	2010
Assets
Current Assets:
Cash and cash equivalents	$149,403	$184,335
Restricted cash and bank time deposits	4,972	5,206
Accounts receivable, net	140,649	127,826
Inventories	14,654	14,373
Deferred cost of revenue	8,576	11,232
Prepaid expenses and other current assets	59,997	64,554

Total current assets	378,251	407,526

Property and equipment, net	23,396	24,453
Goodwill	730,053	724,670
Intangible assets, net	171,541	173,833
Capitalized software development costs, net	7,812	8,530
Deferred cost of revenue	28,847	33,019
Other assets	25,712	24,306

Total assets	$1,365,612	$1,396,337

Liabilities, Preferred Stock, and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$44,464	$46,570
Accrued expenses and other liabilities	171,197	155,422
Current maturities of long-term debt	22,098	22,678
Deferred revenue	165,696	183,719
Liabilities to affiliates	1,793	1,709

Total current liabilities	405,248	410,098

Long-term debt	598,234	598,234
Deferred revenue	47,991	51,412
Other liabilities	62,778	65,618

Total liabilities	1,114,251	1,125,362

Preferred Stock — $0.001 par value; authorized 2,500,000 shares. Series A convertible preferred stock; 293,000 shares issued and outstanding; aggregate liquidation preference and redemption value of $328,983 at April 30, 2010	285,542	285,542

Commitments and Contingencies
Stockholders’ Deficit:
Common stock — $0.001 par value; authorized 120,000,000 shares. Issued 33,029,000 and 32,687,000 shares; outstanding 32,803,000 and 32,584,000 shares, as of April 30, 2010 and January 31, 2010, respectively	33	33
Additional paid-in capital	458,665	451,166
Treasury stock, at cost — 226,000 and 103,000 shares as of April 30, 2010 and January 31, 2010, respectively	(5,805)	(2,493)
Accumulated deficit	(436,546)	(420,338)
Accumulated other comprehensive loss	(51,314)	(43,134)

Total Verint Systems Inc. stockholders’ deficit	(34,967)	(14,766)
Noncontrolling interest	786	199

Total stockholders’ deficit	(34,181)	(14,567)

Total liabilities, preferred stock, and stockholders’ deficit	$1,365,612	$1,396,337

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended April 30, 2010 and 2009
(Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2010	2009
Revenue:
Product	$92,070	$97,071
Service and support	80,543	78,077

Total revenue	172,613	175,148

Cost of revenue:
Product	28,346	32,057
Service and support	27,228	22,913
Amortization of acquired technology and backlog	2,233	2,099

Total cost of revenue	57,807	57,069

Gross profit	114,806	118,079

Operating expenses:
Research and development, net	26,432	18,901
Selling, general and administrative	87,017	57,226
Amortization of other acquired intangible assets	5,339	5,930
Restructuring	—	13

Total operating expenses	118,788	82,070

Operating income (loss)	(3,982)	36,009

Other income (expense), net:
Interest income	83	147
Interest expense	(5,948)	(6,353)
Other expense, net	(3,698)	(4,963)

Total other expense, net	(9,563)	(11,169)

Income (loss) before provision for income taxes	(13,545)	24,840
Provision for income taxes	2,071	4,268

Net income (loss)	(15,616)	20,572
Net income attributable to noncontrolling interest	592	938

Net income (loss) attributable to Verint Systems Inc.	(16,208)	19,634
Dividends on preferred stock	(3,403)	(3,262)

Net income (loss) attributable to Verint Systems Inc. common shares	$(19,611)	$16,372

Net income (loss) per share attributable to Verint Systems Inc.
Basic	$(0.60)	$0.50

Diluted	$(0.60)	$0.47

Weighted-average common shares outstanding
Basic	32,663	32,459

Diluted	32,663	42,151

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Deficit
Three Months Ended April 30, 2010 and 2009
(Unaudited)

	Verint Systems Inc. Stockholders’ Deficit
						Accumulated	Total Verint
	Common Stock		Additional			Other	Systems Inc.		Total
		Par	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(in thousands)	Shares	Value	Capital	Stock	Deficit	Loss	Deficit	Interest	Deficit

Balances as of January 31, 2009	32,535	$32	$419,937	$(2,353)	$(435,955)	$(58,404)	$(76,743)	$673	$(76,070)
Comprehensive income:
Net income	—	—	—	—	19,634	—	19,634	938	20,572
Unrealized gains on derivative financial instruments, net	—	—	—	—	—	73	73	—	73
Unrealized gains on available for sale securities, net	—	—	—	—	—	4	4	—	4
Currency translation adjustments	—	—	—	—	—	2,818	2,818	(267)	2,551

Total comprehensive income	—	—	—	—	19,634	2,895	22,529	671	23,200
Stock-based compensation expense	—	—	6,257	—	—	—	6,257	—	6,257
Common stock issued for stock awards	20	—	—	—	—	—	—	—	—
Forfeitures of restricted stock awards	(3)	—	22	(22)	—	—	—	—	—

Balances as of April 30, 2009	32,552	$32	$426,216	$(2,375)	$(416,321)	$(55,509)	$(47,957)	$1,344	$(46,613)

Balances as of January 31, 2010	32,584	$33	$451,166	$(2,493)	$(420,338)	$(43,134)	$(14,766)	$199	$(14,567)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(16,208)	—	(16,208)	592	(15,616)
Unrealized gains on derivative financial instruments, net	—	—	—	—	—	81	81	—	81
Currency translation adjustments	—	—	—	—	—	(8,261)	(8,261)	(5)	(8,266)

Total comprehensive income (loss)	—	—	—	—	(16,208)	(8,180)	(24,388)	587	(23,801)
Stock-based compensation expense	—	—	7,546	—	—	—	7,546	—	7,546
Common stock issued for stock awards	342	—	—	—	—	—	—	—	—
Purchases of treasury stock	(123)	—	—	(3,312)	—	—	(3,312)	—	(3,312)
Tax effects from stock award plans	—	—	(47)	—	—	—	(47)	—	(47)

Balances as of April 30, 2010	32,803	$33	$458,665	$(5,805)	$(436,546)	$(51,314)	$(34,967)	$786	$(34,181)

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended April 30, 2010 and 2009
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$(15,616)	$20,572
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,898	13,073
Stock-based compensation	7,546	6,257
Non-cash losses on derivative financial instruments, net	1,703	3,539
Other non-cash items, net	1,189	1,685
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(13,787)	(5,365)
Inventories	(488)	938
Deferred cost of revenue	6,161	7,041
Accounts payable and accrued expenses	14,959	(15,012)
Deferred revenue	(18,476)	3,255
Prepaid expenses and other assets	1,501	(6,667)
Other, net	(1,110)	(1,874)

Net cash provided by (used in) operating activities	(4,520)	27,442

Cash flows from investing activities:
Cash paid for business combination, net of cash acquired, and payments of contingent consideration associated with business combinations in prior periods	(15,292)	(7)
Purchases of property and equipment	(1,878)	(738)
Settlements of derivative financial instruments not designated as hedges	(6,333)	(3,850)
Cash paid for capitalized software development costs	(462)	(509)
Other investing activities	205	805

Net cash used in investing activities	(23,760)	(4,299)

Cash flows from financing activities:
Repayments of borrowings and other financing obligations	(580)	(1,562)
Dividends paid to noncontrolling interest	—	(2,142)
Purchases of treasury stock	(3,312)	—
Other financing activities	(897)	—

Net cash used in financing activities	(4,789)	(3,704)

Effect of exchange rate changes on cash and cash equivalents	(1,863)	805

Net increase (decrease) in cash and cash equivalents	(34,932)	20,244
Cash and cash equivalents, beginning of period	184,335	115,928

Cash and cash equivalents, end of period	$149,403	$136,172

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,538	$7,310

Cash paid for income taxes	$1,525	$3,050

Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$495	$216

Inventory transfers to property and equipment	$77	$195

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Condensed Consolidated Financial Statements Preparation
The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2010. The condensed consolidated statements of operations, stockholders’ deficit and cash flows for the periods ended April 30, 2010 and 2009, and the condensed consolidated balance sheet as of April 30, 2010, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods shown. The condensed consolidated balance sheet as of January 31, 2010 is derived from the audited consolidated balance sheet presented in our Annual Report on Form 10-K for the year ended January 31, 2010. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2010. The results for interim periods are not necessarily indicative of a full year’s results.
Unless the context otherwise requires, the terms “Verint”, “we”, “our”, and “us” and words of similar import as used in these notes to the condensed consolidated financial statements include Verint Systems Inc. and its consolidated subsidiaries.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Verint Systems Inc., our wholly owned subsidiaries, and a joint venture in which we hold a 50% equity interest. This joint venture functions as a systems integrator for Asian markets and is a variable interest entity in which we are the primary beneficiary. Investments in companies in which we have less than a 20% ownership interest and do not exercise significant influence are accounted for at cost. We include the results of operations of acquired companies from the date of acquisition. All significant intercompany transactions and balances are eliminated.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Recent Accounting Pronouncements
Standards Implemented:
In May 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, the FASB issued an amendment to this guidance that removed the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The adoption of this standard, as amended, did not have a material impact on our condensed consolidated financial statements.
In June 2009, the FASB issued a new accounting standard related to the consolidation of variable interest entities, requiring a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and significantly enhances disclosures. The standard may be applied retrospectively to previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. This standard is effective for us for the fiscal year beginning on February 1, 2010. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. The initial phase, effective for us as of February 1, 2010, requires enhanced disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. The adoption of this standard did not have a material impact on our condensed consolidated financial statements. The second phase, effective for us as of February 1, 2011, is further discussed below.

New Standards to be Implemented:
In October 2009, the FASB issued guidance that applies to multiple-deliverable revenue arrangements. This guidance also provides principles and application guidance on whether a revenue arrangement contains multiple deliverables, how the arrangement should be separated, and how the arrangement consideration should be allocated. The guidance requires an entity to allocate revenue in a multiple-deliverable arrangement using estimated selling prices of the deliverables if a vendor does not have vendor specific objective evidence of fair value (“VSOE”) or third-party evidence of selling price. It eliminates the use of the residual method and, instead, requires an entity to allocate revenue using the relative selling price method. It also expands disclosure requirements with respect to multiple-deliverable revenue arrangements.
Also in October 2009, the FASB issued guidance related to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of existing software revenue guidance. This additional guidance removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The above guidance related to revenue recognition should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. It will be effective for us in our fiscal year beginning February 1, 2011, although early adoption is permitted. Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. We are assessing the impact that the application of this new guidance, and the guidance discussed in the preceding paragraph, may have on our consolidated financial statements.
In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. The initial phase, as previously discussed, was effective for us in our fiscal year beginning February 1, 2010. The second phase, effective for us as of February 1, 2011, will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). We are assessing the impact that the application of this new guidance may have on our consolidated financial statements.

2. Net Income (Loss) Per Share Attributable to Verint Systems Inc.
The following table summarizes the calculation of basic and diluted net income (loss) per share attributable to Verint Systems Inc. for the three months ended April 30, 2010 and 2009:

	Three Months Ended April 30,
(in thousands, except per share amounts)	2010	2009
Net income (loss)	$(15,616)	$20,572
Net income attributable to noncontrolling interest	592	938

Net income (loss) attributable to Verint Systems Inc.	(16,208)	19,634
Dividends on preferred stock	(3,403)	(3,262)

Net income (loss) attributable to Verint Systems Inc. for basic net income (loss) per share	(19,611)	16,372
Dilutive effect of dividends on preferred stock	—	3,262

Net income (loss) attributable to Verint Systems Inc. for diluted net income (loss) per share	$(19,611)	$19,634

Weighted-average shares outstanding:
Basic	32,663	32,459
Dilutive effect of employee equity award plans	—	—
Dilutive effect of assumed conversion of preferred stock	—	9,692

Diluted	32,663	42,151

Net income (loss) per share attributable to Verint Systems Inc.
Basic	$(0.60)	$0.50

Diluted	$(0.60)	$0.47

Due to the net loss applicable to Verint Systems Inc. common shares reported for the three months ended April 30, 2010, the assumed exercise of stock options and assumed settlement of unvested restricted stock awards and restricted stock units had an antidilutive effect and was therefore excluded from the computation of weighted-average diluted shares outstanding for the period. The options, restricted stock awards and restricted stock units excluded from the computation of weighted-average diluted shares outstanding totaled 8.7 million as of April 30, 2010. Weighted-average diluted shares outstanding for the three months ended April 30, 2009 excludes shares underlying approximately 4.7 million stock options, representing all of our outstanding options during this period, since such options have exercise prices in excess of the average market value of our common stock during the period and are therefore antidilutive.
Also excluded from the calculation of diluted net loss per share attributable to Verint Systems Inc. for the three months ended April 30, 2010 were 10.1 million common shares issuable from the assumed conversion of our preferred stock, because such assumed conversion would have an antidilutive effect.

3. Inventories
Inventories consist of the following as of April 30, 2010 and January 31, 2010:

	April 30,	January 31,
(in thousands)	2010	2010
Raw materials	$7,126	$5,987
Work-in-process	3,987	4,649
Finished goods	3,541	3,737

Total inventories	$14,654	$14,373

4. Business Combination
On February 4, 2010, our wholly owned subsidiary, Verint Americas Inc., acquired all of the outstanding shares of Iontas Limited (“Iontas”), a privately held provider of desktop analytics solutions. Prior to this acquisition, we licensed certain technology from Iontas, whose solutions measure application usage and analyze workflows to help improve staff performance in contact center, branch, and back-office operations environments. We acquired Iontas, among other objectives, to expand the desktop analytical capabilities of our workforce optimization solutions. We have included the financial results of Iontas in our condensed consolidated financial statements since February 4, 2010.
We acquired Iontas for total consideration valued at $21.9 million, including cash consideration of $17.9 million, and additional milestone-based contingent payments of up to $3.8 million, tied to certain performance targets being achieved over the next two years.
We have recorded the acquisition-date estimated fair value of the contingent consideration of $3.2 million as a component of the purchase price of Iontas. The acquisition-date fair value of the contingent consideration was measured based on the probability-adjusted present value of the contingent consideration expected to be earned and transferred. The fair value of the contingent consideration was remeasured as of April 30, 2010 at $3.3 million, and the change in the fair value of the contingent consideration between the acquisition date and April 30, 2010 is recorded within selling, general and administrative expenses in our condensed consolidated statements of operations.
Our purchase price to acquire Iontas also includes $1.5 million of prepayments for product licenses and support services procured from Iontas prior to the acquisition date, partially offset by $0.7 million of trade accounts payable to Iontas as of the acquisition date.

The following table sets forth the components and the preliminary allocation of the purchase price of Iontas:

		Estimated
(in thousands)	Amount	Useful Lives
Components of Purchase Price:
Cash	$17,861
Fair value of contingent consideration	3,224
Prepaid product licenses and support services	1,493
Trade accounts payable	(712)

Total purchase price	$21,866

Allocation of Purchase Price:
Net tangible assets:
Cash	$2,569
Other current assets	286
Other assets	89
Current liabilities	(211)
Deferred income taxes — current and long-term	(993)

Net tangible assets	1,740

Identifiable intangible assets:
Developed technology	6,949	6 years
Non-competition agreements	278	3 years

Total identifiable intangible assets (1)	7,227

Goodwill	12,899

Total purchase price	$21,866

(1)	The weighted-average amortization period of all finite-lived identifiable intangible assets is 5.9 years.
Among the factors that contributed to the recognition of goodwill in this transaction were the expansion of our desktop analytical capabilities, the expansion of our suite of products and services, and the addition of an assembled workforce. This goodwill has been assigned to our Workforce Optimization segment, and is not deductible for income tax purposes.
Transaction costs, primarily professional fees, directly related to the acquisition of Iontas, totaled $1.2 million, including $0.5 million incurred during the three months ended April 30, 2010, and were expensed as incurred.
The pro forma impact of the Iontas acquisition is not material to our historical consolidated operating results and is therefore not presented. Revenues from Iontas for the three months ended April 30, 2010 were also not material.

5. Intangible Assets and Goodwill
Acquisition-related intangible assets consist of the following as of April 30, 2010 and January 31, 2010:

	April 30, 2010
		Accumulated
(in thousands)	Cost	Amortization	Net
Customer relationships	$196,121	$(59,128)	$136,993
Acquired technology	60,868	(30,456)	30,412
Trade names	9,453	(8,201)	1,252
Non-competition agreements	3,694	(2,325)	1,369
Distribution network	2,440	(925)	1,515

Total	$272,576	$(101,035)	$171,541

	January 31, 2010
		Accumulated
(in thousands)	Cost	Amortization	Net
Customer relationships	$198,084	$(54,825)	$143,259
Acquired technology	54,629	(28,419)	26,210
Trade names	9,551	(7,989)	1,562
Non-competition agreements	3,429	(2,203)	1,226
Distribution network	2,440	(864)	1,576

Total	$268,133	$(94,300)	$173,833

Total amortization expense recorded for acquisition-related intangible assets was $7.6 million and $8.0 million for the three months ended April 30, 2010 and 2009, respectively.
Estimated future finite-lived acquisition-related intangible asset amortization expense is as follows:

(in thousands)
Years Ended January 31,	Amount
2011 (Remainder of year)	$22,683
2012	29,325
2013	28,546
2014	23,558
2015	20,986
2016 and thereafter	46,443

Total	$171,541

Goodwill activity for the three months ended April 30, 2010, in total and by reportable segment, was as follows:

		Reportable Segment
		Workforce	Video	Communications
(in thousands)	Total	Optimization	Intelligence	Intelligence
Goodwill, gross, at January 31, 2010	$791,535	$694,465	$66,998	$30,072
Accumulated impairment losses through January 31, 2010	(66,865)	(30,791)	(36,074)	—

Goodwill, net, at January 31, 2010	724,670	663,674	30,924	30,072
Acquisition of Iontas Limited	12,899	12,899	—	—
Foreign currency translation	(7,516)	(6,850)	(666)	—

Goodwill, net, at April 30, 2010	$730,053	$669,723	$30,258	$30,072

Balance at April 30, 2010
Goodwill, gross, at April 30, 2010	$796,918	$700,514	$66,332	$30,072
Accumulated impairment losses through April 30, 2010	(66,865)	(30,791)	(36,074)	—

Goodwill, net, at April 30, 2010	$730,053	$669,723	$30,258	$30,072

We test our goodwill for impairment at least annually as of November 1, or more frequently if an event occurs indicating the potential for impairment. No events or circumstances indicating the potential for goodwill impairment were identified during either the three months ended April 30, 2010 or the three months ended April 30, 2009.
6. Long-term Debt
On May 25, 2007, to partially finance the acquisition of Witness Systems Inc. (“Witness”), we entered into a $675.0 million secured credit facility comprised of a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving credit facility.
The following is a summary of our outstanding financing arrangements as of April 30, 2010 and January 31, 2010:

	April 30,	January 31,
(in thousands)	2010	2010
Term loan facility	$605,332	$605,912
Revolving credit facility	15,000	15,000

Total debt	620,332	620,912

Less: current portion	22,098	22,678

Long-term debt	$598,234	$598,234

The interest rates on the term loan were 3.54% and 3.49% as of April 30, 2010 and January 31, 2010, respectively.

Our $25.0 million revolving line of credit facility was reduced to $15.0 million during the quarter ended October 31, 2008 as a result of the bankruptcy of Lehman Brothers. During the quarter ended January 31, 2009, we borrowed the full $15.0 million available under the revolving credit facility. Repayment of these borrowings is required upon expiration of the facility in May 2013. The interest rates on the revolving line of credit borrowings were 3.54% and 3.49% as of April 30, 2010 and January 31, 2010, respectively.
On May 25, 2007, concurrently with entry into our credit facility, we entered into a receive-variable/pay-fixed interest rate swap agreement with a multinational financial institution on a notional amount of $450.0 million to mitigate a portion of the risk associated with variable interest rates on the term loan. This interest rate swap agreement terminates in May 2011. See Note 11, “Fair Value Measurements and Derivative Financial Instruments” for further details regarding the interest rate swap agreement.
During the three months ended April 30, 2010 and 2009, we incurred $5.4 million and $5.8 million of interest expense, respectively, on borrowings under our credit facilities. We also recorded $0.5 million and $0.4 million during three month periods ended April 30, 2010 and 2009, respectively, for amortization of our deferred debt issuance costs, which is reported within interest expense.
In May 2010, we made a $22.1 million mandatory “excess cash flow” prepayment of the term loan, based upon our operating results for the year ended January 31, 2010, $12.4 million of which will be applied to the eight immediately following principal payments and $9.7 million of which will be applied pro rata to the remaining principal payments.
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
On April 27, 2010, we entered into an amendment to our credit agreement to extend the due date for delivery of audited consolidated financial statements and related documentation for the year ended January 31, 2010 from May 1, 2010 to June 1, 2010. In consideration for this amendment, we paid $0.9 million to our lenders. This payment will be amortized as additional interest expense over the remaining term of the credit agreement using the effective interest method. Legal fees and other out-of-pocket costs directly relating to the amendment, which were expensed as incurred, were not significant.

7. Convertible Preferred Stock
On May 25, 2007, in connection with our acquisition of Witness, we entered into a Securities Purchase Agreement with Comverse, whereby Comverse purchased, for cash, an aggregate of 293,000 shares of our Series A Convertible Preferred Stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition.
The terms of the preferred stock provide that upon a fundamental change, as defined, the holders of the preferred stock would have the right to require us to repurchase the preferred stock for 100% of the liquidation preference then in effect. Therefore, the preferred stock has been classified as mezzanine equity on our condensed consolidated balance sheets as of April 30, 2010 and January 31, 2010, separate from permanent equity, because the occurrence of these fundamental changes, and thus potential redemption of the preferred stock, however remote in likelihood, is not solely under our control. Fundamental change events include the sale of substantially all of our assets and certain changes in beneficial ownership, board of directors’ representation, and business reorganizations.
We concluded that, as of April 30, 2010 and January 31, 2010, there were no indications that the occurrence of a fundamental change and the associated redemption of the preferred stock were probable. We therefore have not adjusted the initial carrying amount of the preferred stock to its redemption amount, which is its liquidation preference. Through April 30, 2010, cumulative, undeclared dividends on the preferred stock were $36.0 million and as a result, the liquidation preference of the preferred stock was $329.0 million at that date. If it were convertible at April 30, 2010, the preferred stock could be converted into approximately 10.1 million shares of our common stock.
8. Stockholders’ Deficit
Treasury Stock
From time to time, our board of directors approves repurchases of our common stock from executive officers upon vesting of restricted stock grants during our extended filing delay period, in order to provide funds to the recipient for the payment of associated income taxes.
During the three months ended April 30, 2010, we acquired 123,000 shares of treasury stock from certain executive officers at a cost of $3.3 million. Treasury stock activity for the three months ended April 30, 2009 was not significant.

Accumulated Other Comprehensive Loss
The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive loss. Income tax effects on unrealized gains and losses on available-for-sale marketable securities and derivative financial instruments were not significant.

	April 30,	January 31,
(in thousands)	2010	2010
Foreign currency translation losses, net	$(51,506)	$(43,245)
Unrealized gains on derivative financial instruments	187	106
Unrealized gains on available-for-sale marketable securities	5	5

Total accumulated other comprehensive loss	$(51,314)	$(43,134)

Foreign currency translation losses, net, primarily reflect the strengthening of the U.S. dollar against the British pound sterling since our acquisition of Witness in May 2007, which has resulted in lower U.S. dollar translated balances of British pound sterling denominated goodwill and intangible assets associated with the acquisition of Witness.
9. Restructuring
We continually review our business model and carefully manage our cost structure. When considered necessary, we have periodically implemented restructuring plans to reduce costs and better align our resources with market demand. Activities under all historical restructuring plans were complete at January 31, 2010, with the exception of the restructuring plan related to the May 2007 acquisition of Witness.
Following the acquisition of Witness in May 2007, we implemented a plan to integrate the Witness business with our existing Workforce Optimization segment, which included actions to reduce fixed costs and eliminate redundancies. The following table summarizes the activity during the three months ended April 30, 2010 in accrued expenses related to the Witness restructuring plan.

(in thousands)	Total
Accrued restructuring costs — January 31, 2010	$116
Payments and settlements	(116)

Accrued restructuring costs — April 30, 2010	$—

10. Income Taxes
Our quarterly provision for (benefit from) income taxes is measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented. For the three months ended April 30, 2010, we recorded an income tax provision for continuing operations of $2.1 million, which represents an effective tax rate of (15.3%). The effective tax rate is negative due to the fact that we reported income tax expense on a consolidated pre-tax loss. We did not record either a significant federal income tax expense or income tax benefit because we maintain a valuation allowance against our U.S. deferred tax assets, but recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by taxing jurisdiction, foreign income tax rate differentials, relative impact of permanent book to tax differences, and the effects of valuation allowances.
For the three months ended April 30, 2009, we recorded an income tax provision for continuing operations of $4.3 million, which represents an effective tax rate of 17.2%. The tax rate for the three months ended April 30, 2009 is lower than the U.S. federal statutory rate of 35% primarily because we maintain valuation allowances against our U.S. deferred tax assets and therefore did not record significant income tax expense or income tax benefit in the U.S., but recorded an income tax provision on income from our foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate.
As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, we establish a valuation allowance. We determined there is sufficient negative evidence to maintain the valuation allowances against our federal and certain state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S. and certain foreign jurisdictions. We intend to maintain a valuation allowance against these assets until sufficient positive evidence exists to support its reversal.

We had unrecognized tax benefits of $38.3 million and $37.5 million (excluding interest and penalties) as of April 30, 2010 and January 31, 2010, respectively. The accrued liability for interest and penalties was $7.4 million and $7.2 million at April 30, 2010 and January 31, 2010, respectively. Interest and penalties are recorded as a component of the provision for income taxes in the statement of operations. As of April 30, 2010 and January 31, 2010 the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $33.3 million and $32.6 million, respectively. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of expiration. We believe that it is reasonably possible that the total amount of unrecognized tax benefits at April 30, 2010 could decrease by approximately $2 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of certain deferred taxes including the need for additional valuation allowances, and the recognition of tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.
11. Fair Value Measurements and Derivative Financial Instruments
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
Level 1: quoted prices in active markets for identical assets or liabilities;
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. We did not identify any transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of April 30, 2010 and January 31, 2010:

	April 30, 2010
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$50,095	$—	$—
Foreign currency forward contracts	—	277	—

Total assets	$50,095	$277	$—

Liabilities:
Interest rate swap agreement	$—	$25,840	$—
Contingent consideration — business combination	—	—	3,264

Total liabilities	$—	$25,840	$3,264

	January 31, 2010
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$82,593	$—	$—
Foreign currency forward contracts	—	140	—

Total assets	$82,593	$140	$—

Liabilities:
Foreign currency forward contracts	$—	$636	$—
Interest rate swap agreement	—	29,812	—

Total liabilities	$—	$30,448	$—

The following table presents the change in the estimated fair value for our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the three-month period ended April 30, 2010:

(in thousands)	Amount
Fair value measurement at January 31, 2010	$—
Contingent consideration liability recorded for business combination	3,224
Change in fair value recorded in operating expenses	40

Fair value measurement at April 30, 2010	$3,264

Our liability for contingent consideration relates to the February 4, 2010 acquisition of Iontas. Between February 4, 2010 and April 30, 2010, there were no changes in the estimated fair value of the contingent consideration liability other than accretion related solely to the passage of time. The $40 thousand change in fair value for the three months ended April 30, 2010 is recorded in the condensed consolidated statement of operations within selling, general and administrative expenses.
Fair Value Measurements
Money Market Funds — We value our money market funds using quoted market prices for such funds.
Foreign Currency Forward Contracts — The estimated fair value of foreign currency forward contracts is based on quotes received from the counterparty. These quotes are reviewed for reasonableness by discounting the future estimated cash flows under the contracts, considering the terms and maturities of the contracts and market exchange rates using readily observable market prices for similar contracts.
Interest Rate Swap Agreement — The fair value of our interest rate swap agreement is based in part on data received from a third party financial institution. These fair values represent the estimated amount we would receive or pay to settle the swap agreement, taking into consideration current and projected interest rates using readily observable market prices for similar contracts as well as the creditworthiness of the parties.
Contingent Consideration — Business Combination — The fair value of the contingent consideration related to our acquisition of Iontas is estimated using a probability-adjusted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market. The key assumptions used in this model are the discount rate and the probability assigned to the milestone being achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in the probability of achieving the performance target, are recorded in earnings.
Derivative Financial Instruments
Interest Rate Swap Agreement
The interest rates applicable to borrowings under our credit facilities are variable, and we are exposed to risk from changes in the underlying index interest rates, which affect our cost of borrowing. To partially mitigate this risk, and in part because we were required to do so by the lenders, when we entered into our credit facilities in May 2007, we executed a pay-fixed, receive-variable interest rate swap with a high credit-quality multinational financial institution under which we pay fixed interest at 5.18% and receive variable interest of the three-month London Interbank Offering Rate (“LIBOR”) on a notional amount of $450.0 million. This instrument is settled with the counterparty on a quarterly basis, and matures on May 1, 2011. As of April 30, 2010, of the $620.3 million of borrowings which were outstanding under the term loan facility, the interest rate on $450.0 million of such borrowings was substantially fixed by utilization of this interest rate swap. Interest on the remaining $170.3 million of borrowings was variable.

The interest rate swap is not designated as a hedging instrument under derivative accounting guidance, and gains and losses from changes in its fair value are therefore reported in other income (expense), net.
Foreign Currency Forward Contracts
Under our risk management strategy, we periodically use derivative instruments to manage our short-term exposures to fluctuations in foreign currency exchange rates. We utilize foreign currency forward contracts to hedge certain operational cash flow exposures resulting from changes in foreign currency exchange rates. These cash flow exposures result from portions of our forecasted operating expenses, primarily compensation and related expenses, which are transacted in currencies other than the U.S. dollar, primarily the Israeli shekel and the Canadian dollar. Our joint venture, which has a Singapore dollar functional currency, also utilizes foreign currency forward contracts to manage its exposure to exchange rate fluctuations related to settlement of liabilities denominated in U.S. dollars. These foreign currency forward contracts are reported at fair value on our consolidated balance sheets and have maturities of no longer than twelve months. We enter into these foreign currency forward contracts in the normal course of business to mitigate risks and not for speculative purposes.
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
Certain of these foreign currency forward contracts are not designated as hedging instruments under derivative accounting guidance, and gains and losses from changes in their fair values are therefore reported in other income (expense), net. Changes in the fair value of foreign currency forward contracts that are designated and effective as cash flow hedges are recorded net of related tax effects in accumulated other comprehensive loss, and are reclassified to the statement of operations when the effects of the item being hedged are recognized in the statement of operations.
The total notional amounts for outstanding derivatives as of April 30, 2010 and January 31, 2010 were as follows:

	April 30,	January 31,
(in thousands)	2010	2010
Foreign currency forward contracts	$50,085	$50,437
Interest rate swap agreement	450,000	450,000

	$500,085	$500,437

Fair Values of Derivative Financial Instruments
The fair values of our derivative financial instruments as of April 30, 2010 and January 31, 2010 were as follows:

	April 30, 2010
	Assets		Liabilities
	Balance Sheet		Balance Sheet
(in thousands)	Classification	Fair Value	Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$216	—	$—

Total derivative financial instruments designated as hedging instruments		$216		$—

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$61	—	$—
Interest rate swap — current portion	—	—	Accrued expenses and other liabilities	21,204
Interest rate swap — long-term portion	—	—	Other liabilities	4,636

Total derivative financial instruments not designated as hedging instruments		$61		$25,840

	January 31, 2010
	Assets		Liabilities
	Balance Sheet		Balance Sheet
(in thousands)	Classification	Fair Value	Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$140	Accrued expenses and other liabilities	$38

Total derivative financial instruments designated as hedging instruments		$140		$38

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$598
Interest rate swap — current portion	—	—	Accrued expenses and other liabilities	20,988
Interest rate swap — long-term portion	—	—	Other liabilities	8,824

Total derivative financial instruments not designated as hedging instruments		$—		$30,410

The effects of derivative financial instruments in cash flow hedging relationships as of April 30, 2010 and January 31, 2010, and for the three months ended April 30, 2010 and 2009 were as follows:

			Classification of Gains
			Reclassified from
			Other Comprehensive
	Gains Recognized in		Loss into the	Gains Reclassified from Other
	Accumulated Other		Condensed Statements	Comprehensive Loss into the Condensed
	Comprehensive Loss		of Operations	Statements of Operations
	April 30,	January 31,		Three Months Ended April 30,
(in thousands)	2010	2010		2010	2009
Foreign currency forward contracts	$187	$106	Operating Expenses	$151	$60

There were no gains or losses from ineffectiveness of these financial instruments recorded for the three month periods ended April 30, 2010 and 2009.
Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three months ended April 30, 2010 and 2009 were as follows:

	Classification in
	Condensed
	Statements of	Three Months Ended April 30,
(in thousands)	Operations	2010	2009
Interest rate swap agreement	Other income (expense), net	$(1,601)	$(3,685)
Foreign currency forward contracts	Other income (expense), net	(102)	146

Total		$(1,703)	$(3,539)

Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.
As of April 30, 2010, the estimated fair values of our outstanding term loan facility and revolving credit facility were $583.4 million and $15.0 million, respectively. As of January 31, 2010, the estimated fair values of our outstanding term loan and revolving credit borrowings were $572.6 million and $15.0 million, respectively. The estimated fair values of the term loan facility are based upon the estimated bid and ask prices for portions of our term loan facility in a relatively inactive market as determined by the agent responsible for the syndication of our term loan facility. The fair value of the revolving credit facility is estimated to equal the principal amount outstanding at April 30, 2010 and January 31, 2010.

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
12. Stock -Based Compensation
We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three months ended April 30, 2010 and 2009:

	Three Months Ended
	April 30,
(in thousands)	2010	2009
Cost of revenue — product	$631	$118
Cost of revenue — service and support	1,778	799
Research and development, net	3,485	1,075
Selling, general, and administrative	12,076	4,566

Total stock-based compensation expense	$17,970	$6,558

Total stock-based compensation by classification was as follows for the three months ended April 30, 2010 and 2009:

	Three Months Ended
	April 30,
(in thousands)	2010	2009
Equity-classified awards	$7,546	$6,257
Liability-classified awards	10,424	301

Total stock-based compensation expense	$17,970	$6,558

The increase in stock-based compensation in the three-month period ended April 30, 2010, compared to the prior-year period, reflects higher expenses for phantom stock awards resulting primarily from an increase in the market price of our common stock. Phantom stock awards are accounted for as liabilities and are settled with cash payments equivalent to the market value of our common stock upon vesting. Their value tracks the market price of our common stock and is subject to market volatility.

Stock Options
We have not granted stock options subsequent to January 31, 2006. However, in connection with our acquisition of Witness on May 25, 2007, options to purchase Witness common stock were converted into options to purchase approximately 3.1 million shares of our common stock.
Restricted Stock Awards and Restricted Stock Units
We periodically award shares of restricted stock, as well as restricted stock units, to our directors, officers and other employees. These awards contain various vesting conditions, and are subject to certain restrictions and forfeiture provisions prior to vesting.
During the three months ended April 30, 2010 and 2009, we granted 1.0 million and 1.3 million combined restricted stock awards and restricted stock units, respectively. Restricted stock awards and restricted stock units aggregating 0.1 million were forfeited during the three months ended April 30, 2009, and forfeitures were not significant during the three months ended April 30, 2010. As of April 30, 2010 and 2009, we had 4.1 million and 3.1 million of combined restricted stock awards and stock units outstanding, respectively with weighted-average grant date fair values of $25.30 and $4.90, respectively.
As of April 30, 2010, there was approximately $27.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over weighted-average periods of 0.5 years for restricted stock awards and 0.7 years for restricted stock units.
Phantom Stock Units
We issue phantom stock units to certain non-officer employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.
During the three months ended April 30, 2010 and 2009, we granted 0.2 million and 0.3 million phantom stock units, respectively. Forfeitures in each period were not significant. Total cash payments made upon vesting of phantom stock units were $10.6 million and $2.2 million for the three months ended April 30, 2010 and 2009, respectively. The total accrued liability for phantom stock units was $13.9 million and $14.5 million as of April 30, 2010 and January 31, 2010, respectively.
13. Legal Proceedings
Material legal proceedings which arose, or in which there were material developments, during the quarter ended April 30, 2010 are discussed below.
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
On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file periodic reports under the Exchange Act. Under the SEC’s Wells process, recipients of a Wells Notice have the opportunity to make a Wells Submission before the SEC staff makes a recommendation to the SEC regarding what action, if any, should be brought by the SEC. After considering our Wells Submission, on March 3, 2010, the SEC issued an Order Instituting Proceedings (“OIP”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our previous failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. On May 28, 2010, we entered into an agreement in principle with the SEC’s Division of Enforcement regarding the terms of a settlement of the SEC’s Section 12(j) proceeding. Under the agreement in principle, the Division of Enforcement will recommend to the SEC that the Section 12(j) proceeding against us be dismissed if we file our Form 10-Q for the quarter ended April 30, 2010 on a timely basis and file our Forms 10-Q for the quarters ended April 30, 2009, July 31, 2009, and October 31, 2009 by 5:30 p.m. EDT on June 21, 2010. The agreement in principle is subject to approval by the SEC. As a result of the agreement in principle, on June 1, 2010, a joint motion by the parties to stay the Section 12(j) proceeding was granted by the administrative law judge hearing the case and a conference was scheduled for July 2, 2010 to discuss the status of settlement. If the proceeding is not dismissed, we intend to vigorously defend the matter.

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
14. Segment Information
We conduct our business in three operating segments — Enterprise Workforce Optimization Solutions (“Workforce Optimization”), Video Intelligence Solutions (“Video Intelligence”), and Communications Intelligence and Investigative Solutions (“Communications Intelligence”). These segments also represent our reportable segments.
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
With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment. Consequently, it is not practical to present assets by operating segment. There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the three months ended April 30, 2010 and 2009.

Operating results by segment for the three months ended April 30, 2010 and 2009 were as follows:

	Three Months Ended April 30,
(in thousands)	2010	2009

Revenue:
Workforce Optimization	$96,880	$85,314
Video Intelligence	31,545	41,678
Communications Intelligence	44,188	48,156

Total revenue	$172,613	$175,148

Segment contribution:
Workforce Optimization	$45,974	$40,264
Video Intelligence	9,266	19,834
Communications Intelligence	15,242	20,789

Total segment contribution	70,482	80,887

Unallocated expenses, net:
Amortization of other acquired intangible assets	7,572	8,029
Stock-based compensation	17,970	6,558
Restructuring	—	13
Other unallocated expenses	48,922	30,278

	74,464	44,878

Operating income (loss)	(3,982)	36,009
Other expense, net	(9,563)	(11,169)

Income (loss) before provision for income taxes	$(13,545)	$24,840

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of our financial condition and results of operations is designed to provide a better understanding of the significant factors related to our results of operations and financial condition. The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2010 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward Looking Statements”.

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
Critical Accounting Policies and Estimates
Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2010 describes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2010, and include the following:
•	revenue recognition;

•	accounting for business combinations;

•	impairment of goodwill and other intangible assets;

•	accounting for income taxes;

•	contingencies;

•	accounting for stock-based compensation; and

•	allowance for doubtful accounts.
There were no material changes during the three months ended April 30, 2010 to our critical accounting policies and estimates as disclosed in our Form 10-K for the year ended January 31, 2010.

Impact of Our VSOE/Revenue Recognition Policies on our Results of Operations
As we have previously reported in our filings with the SEC, we have not established VSOE for certain elements of our arrangements, primarily our product offerings. We recognize revenue under the Residual Method when VSOE does not exist for all delivered elements of an arrangement. Under the Residual Method, the value of our delivered products is derived by ascertaining the fair value of all undelivered elements (i.e., post-contract customer support (“PCS”) and other services) and subtracting the fair value of the undelivered elements from the total arrangement value to determine the appropriate amount of revenue to recognize upon delivery of our products. However, if the fair value of all undelivered elements cannot be determined, revenue recognition is deferred for all elements, including delivered elements, until all elements are delivered, except if the only undelivered element is PCS. If VSOE for PCS does not exist the entire arrangement fee is recognized ratably over the PCS period or the period that the customer is entitled to renew their PCS but not to exceed the estimated economic life of the product or contractual period (“Ratable Method”). In addition, several of our Communications Intelligence contracts require substantial customization, and are therefore accounted for under contract accounting methods, using either the percentage of completion method or completed contract method (“Contract Accounting Method”).
As we have previously reported in our filings with the SEC, we determined that for many of the arrangements we entered into during previously reported periods (including periods included in this report), we were unable to determine the fair value of all or some of the elements within multiple-element arrangements, as required by accounting guidance for revenue recognition. Further, for certain transactions occurring during periods reported herein, we were similarly unable to determine the fair value of all or some of the elements. Therefore, certain arrangements are being recognized ratably on a straight line basis over a period of time ranging from a couple of quarters to several years while other transactions are recognized as delivery occurs based on the ability to establish VSOE for the undelivered elements.
We believe that, in most cases, we have or will have changed our business processes and systems in a way that will enable us to establish fair value for each undelivered element in our offerings. These changes are intended to enable us to recognize revenue from products and services upon delivery instead of recognizing the entire arrangement fee over the PCS period. As a result, we expect the amount of revenue we will recognize in future periods that originated from transactions occurring in prior periods will diminish over time. However, we believe that we will, in certain situations, continue to enter into arrangements that will require revenue to be deferred over longer periods of time.

Results of Operations
Financial Overview
The following table sets forth summary financial information for the three months ended April 30, 2010 and 2009:

	Three Months Ended April 30,
(in thousands, except per share data)	2010	2009
Revenue	$172,613	$175,148

Operating income (loss)	$(3,982)	$36,009

Net income (loss) attributable to Verint Systems Inc. common shares	$(19,611)	$16,372

Net income (loss) per share attributable to Verint Systems Inc.:
Basic	$(0.60)	$0.50

Diluted	$(0.60)	$0.47

Three Months Ended April 30, 2010 compared to Three Months Ended April 30, 2009. Our revenue decreased approximately 1%, or $2.5 million, to $172.6 million in the three months ended April 30, 2010 from $175.1 million in the three months ended April 30, 2009. The decrease was due to a decrease in our Video Intelligence and Communication Intelligence segments, partially offset by an increase in our Workforce Optimization. In our Video Intelligence segment, revenue decreased $10.2 million, or 24%, almost entirely due to the product delivery of an order from a major customer in the three months ended April 30, 2009. In our Communications Intelligence segment, revenue decreased $4.0 million, or 8%, primarily due to a decrease in Contract Accounting Method revenue associated with work performed on certain large projects partially offset by an increase in both Ratable Method revenue associated with support revenue and Residual Method revenue associated with product delivery to customers. In our Workforce Optimization segment, revenue increased by $11.6 million, or 14%, primarily due to increased customer orders which we believe is attributable to the improving economic environment. For more details on our revenue by segment, see “- Revenue by Operating Segment”. Revenue in the Americas, Europe, Middle East and Africa (“EMEA”), and Asia Pacific Regions (“APAC”) represented approximately 54%, 26%, and 20% of our total revenue, respectively, in the three months ended April 30, 2010 compared to approximately 54%, 24%, and 22%, respectively, in the three months ended April 30, 2009.

We had an operating loss of $4.0 million in the three months ended April 30, 2010 compared to operating income of $36.0 million in the three months ended April 30, 2009. The decrease in operating income was due to a decrease in gross profit of $3.3 million to $114.8 million from $118.1 million which was almost entirely due to a decrease in revenue of $2.5 million as discussed above coupled with an increase in operating expenses of $36.7 million. The increase in operating expenses was primarily due to higher professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status which totaled approximately $20.0 million in the three months ended April 30, 2010 compared to approximately $7.0 million in the three months ended April 30, 2009, an increase in stock-based compensation expense of $11.4 million primarily due to the impact of the increase in our stock price on certain stock-based compensation arrangements accounted for as liability awards, as well as the issuance of restricted stock awards, restricted stock units and stock-based compensation arrangements granted at a higher market price during the three months ended April 30, 2010, and an increase in employee compensation of $8.2 million primarily as a result of an increase in employee headcount and the effect of the weakening of the U.S. dollar in the three months ended April 30, 2010 compared to the three months ended April 30, 2009 relative to the major foreign currencies where we do business.
We had a net loss attributable to Verint Systems Inc. common shares of $19.6 million and a loss per share of $0.60 in the three months ended April 30, 2010, compared to net income attributable to Verint Systems Inc. common shares of $16.4 million and diluted income per share of $0.47 in the three months ended April 30, 2009. The decrease in our net income attributable to Verint Systems Inc. common shares and income per share in the three months ended April 30, 2010 was due to our lower revenue and higher operating expenses as described above, partially offset by lower interest and other expenses, net of $1.6 million and lower income tax expenses of $2.2 million.
The weakening of the U.S. dollar relative to the major foreign currencies where we do business (primarily the British pound sterling, the euro, shekel, and Canadian dollar) in the three months ended April 30, 2010 compared to the three months ended April 30, 2009 had a favorable impact on our revenues and an unfavorable impact on our operating expenses. Had foreign exchange rates remained constant in these periods, our total revenues would have been approximately $1.0 million lower and our operating expenses and cost of goods sold would have been approximately $3.0 million lower, or a net unfavorable impact of approximately $2.0 million on our operating income.
As of April 30, 2010, we employed approximately 2,600 personnel, including employees, part-time employees and certain contractors, as compared to approximately 2,500 as of April 30, 2009.
Revenue by Operating Segment
The following table sets forth revenue for each of our three operating segments for the three months ended April 30, 2010 and 2009:

	Three Months Ended April 30,		% Change
(in thousands)	2010	2009	2010 – 2009
Workforce Optimization	$96,880	$85,314	14%
Video Intelligence	31,545	41,678	(24%)
Communications Intelligence	44,188	48,156	(8%)

Total revenue	$172,613	$175,148	(1%)

Workforce Optimization Segment
Three Months Ended April 30, 2010 compared to Three Months Ended April 30, 2009. Workforce Optimization revenue increased approximately 14%, or $11.6 million, to $96.9 million in the three months ended April 30, 2010 from $85.3 million in the three months ended April 30, 2009. The increase was primarily due to revenue associated with increased customer orders which we believe is due to the improving economic environment.
Video Intelligence Segment
Three Months Ended April 30, 2010 compared to Three Months Ended April 30, 2009. Video Intelligence revenue decreased approximately 24%, or $10.2 million, to $31.5 million in the three months ended April 30, 2010 from $41.7 million in the three months ended April 30, 2009. The decrease was almost entirely due to the product delivery of an order from a major customer in the three months ended April 30, 2009.
Communications Intelligence Segment
Three Months Ended April 30, 2010 compared to Three Months Ended April 30, 2009. Communications Intelligence revenue decreased approximately 8%, or $4.0 million, to $44.2 million in the three months ended April 30, 2010 from $48.2 million in the three months ended April 30, 2009. This decrease was primarily due to a decrease of approximately $12.0 million in Contract Accounting Method revenue associated with work performed on customized projects partially offset by an increase of approximately $2.0 million in Ratable Method revenue associated with increased support revenue as well as an increase of approximately $6.0 million in Residual Method revenue associated with the establishment of professional services VSOE during the three months ended April 30, 2010, thereby allowing revenue recognition upon product delivery rather than upon the completion of installation.
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
Revenue by Product Revenue and Service and Support Revenue
We categorize and report our revenue in two categories — product revenue and service and support revenue. For multiple element arrangements for which we are unable to establish VSOE of one or more delivered elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement’s delivered revenue into product revenue and services and support revenue.

The following table sets forth revenue for products and services and support for the three months ended April 30, 2010 and 2009:

	Three Months Ended April 30,		% Change
(in thousands)	2010	2009	2010 – 2009
Product revenue	$92,070	$97,071	(5%)
Service and support revenue	80,543	78,077	3%

Total revenue	$172,613	$175,148	(1%)

Product Revenue
Three Months Ended April 30, 2010 compared to Three Months Ended April 30, 2009. Product revenue decreased approximately 5%, or $5.0 million, to $92.1 million in the three months ended April 30, 2010 from $97.1 million in the three months ended April 30, 2009. The decrease was primarily in our Video Intelligence and Communication Intelligence segments, partially offset by an increase in our Workforce Optimization segment. For additional information see “— Revenue by Operating Segment”.
Service and Support Revenue
Three Months Ended April 30, 2010 compared to Three Months Ended April 30, 2009. Service and support revenue increased approximately 3%, or $2.4 million, to $80.5 million for the three months ended April 30, 2010 from $78.1 million in the three months ended April 30, 2009. The increase was almost entirely in our Workforce Optimization segment due to higher support revenue as well as higher professional services revenue associated with installation and training, partially offset by decreases in our Video Intelligence and Communication Intelligence segments. For additional information see “— Revenue by Operating Segment”.
Cost of Revenue
The following table sets forth cost of revenue by products and services and support as well as amortization and impairment of acquired technology and backlog for the three months ended April 30, 2010 and 2009:

	Three Months Ended April 30,		% Change
(in thousands)	2010	2009	2010 – 2009
Product cost of revenue	$28,346	$32,057	(12%)
Service and support cost of revenue	27,228	22,913	19%
Amortization of acquired technology and backlog	2,233	2,099	6%

Total cost of revenue	$57,807	$57,069	1%

Product Cost of Revenue
Product cost of revenue primarily consists of hardware material costs and royalties due to third parties for software components that are embedded in our software applications. When revenue is deferred, we also defer hardware material costs and third-party software royalties and recognize those costs over the same period that the product revenue is recognized. Product cost of revenue also includes amortization of capitalized software development costs, employee compensation and related expenses associated with our global operations, facility costs, and other allocated overhead expenses. In our Communications Intelligence segment, product cost of revenue also includes employee compensation and related expenses, contractor and consulting expenses, and travel expenses, in each case relating to resources dedicated to the delivery of customized projects for which certain contracts are accounted for under the Contract Accounting Method.
Three Months Ended April 30, 2010 compared to Three Months Ended April 30, 2009. Product cost of revenue decreased approximately 12% to $28.3 million in the three months ended April 30, 2010 from $32.1 million in the three months ended April 30, 2009 primarily in our Communications Intelligence segment. Employee compensation and related expenses decreased $1.1 million and contractor expenses decreased $1.4 million primarily as a result of less work performed on customized projects accounted for under the Contract Accounting Method revenue in our Communications Intelligence segment. For additional information see “- Revenue by Operating Segment”. In addition, material costs decreased $1.5 million primarily in our Video Intelligence and Communication Intelligence segments as a result of lower product costs. These decreases were partially offset by an increase in stock-based compensation expense of $0.5 million primarily due to the impact of the increase in our stock price on certain stock-based compensation arrangements accounted for as liability awards as well as the issuance of restricted stock awards, restricted stock units and stock-based compensation arrangements granted at a higher market price during the three months ended April 30, 2010. Our overall product margins have increased to 69% in the three months ended April 30, 2010 from 67% in the three months ended April 30, 2009 as a result of a higher portion of Workforce Optimization revenue in the overall product mix, carrying a higher gross margin. Product margins in our Workforce Optimization segment increased to 87% in the three months ended April 30, 2010 from 84% in the three months ended April 30, 2009 primarily due to an increase in revenue and an increase in the software portion of the product mix carrying a higher gross margin. Product margins in our Communication Intelligence segment increased to 67% in the three months ended April 30, 2010 from 60% in the three months ended April 30, 2009 primarily due to a change in project mix. Product margins in our Video Intelligence segment decreased to 58% in the three months ended April 30, 2010 from 65% in the three months ended April 30, 2009 primarily due to a decrease in revenue, resulting in less of an absorption of overhead costs, as well as a change in product mix. The above decreases include the effect of the weakening of the U.S. dollar in the three months ended April 30, 2010 compared to the three months ended April 30, 2009 relative to the major foreign currencies where we do business.

Service and Support Cost of Revenue
Service and support cost of revenue primarily consist of employee compensation and related expenses, contractor costs, and travel expenses relating to installation, training, consulting, and maintenance services. Service and support cost of revenue also include stock-based compensation expenses, facility costs, and other overhead expenses.
Three Months Ended April 30, 2010 compared to Three Months Ended April 30, 2009. Service and support cost of revenue increased approximately 19% to $27.2 million in the three months ended April 30, 2010 from $22.9 million in the three months ended April 30, 2009. Employee compensation and related expenses increased $1.6 million primarily in our Workforce Optimization segment due to an increase in employee headcount. Contractor costs increased $1.4 million primarily in our Communication Intelligence segment as a result of a change in project mix. Stock-based compensation expense increased $1.0 million primarily due to the impact of the increase in our stock price on certain stock-based compensation arrangements accounted for as liability awards, as well as the issuance of restricted stock awards, restricted stock units and stock-based compensation arrangements granted at a higher market price during the three months ended April 30, 2010. Our overall service and support margins decreased to 66% in the three months ended April 30, 2010 from 71% in the three months ended April 30, 2009 due to the increase in service and support expenses discussed above. Contributing to the decline in service and support margins was the fact that in certain cases expenses associated with service revenue recognized in the three months ended April 30, 2010 and 2009 under the Ratable Method were recorded in prior periods when the costs were incurred. In the three months ended April 30, 2010, we recognized a lower portion of our service revenue under the Ratable Method thereby reducing service and support margins.
Amortization and Impairment of Acquired Technology and Backlog
Three Months Ended April 30, 2010 compared to Three Months Ended April 30, 2009. Amortization and impairment of acquired technology and backlog increased approximately 6% to $2.2 million in the three months ended April 30, 2010 from $2.1 million in the three months ended April 30, 2009 primarily due to an increase in acquired technology associated with the Iontas acquisition.
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

The following table sets forth research and development, net expense for the three months ended April 30, 2010 and 2009:

	Three Months Ended April 30,		% Change
(in thousands)	2010	2009	2010 – 2009
Research and development, net	$26,432	$18,901	40%

Three Months Ended April 30, 2010 compared to Three Months Ended April 30, 2009. Research and development, net expense increased approximately 40% to $26.4 million in the three months ended April 30, 2010 from $18.9 million in the three months ended April 30, 2009. Employee compensation and related expenses increased $5.2 million primarily due to, in approximately equal measure, higher expenses in our Communications Intelligence segment as a result of a higher portion of employees’ time devoted to generic product development rather than specific customization work for projects accounted for under the Contract Accounting Method, and an increase in expenses in our Workforce Optimization segment resulting from an increase in employee headcount. Employee stock-based compensation increased $2.4 million primarily due to the impact of the increase in our stock price on certain stock-based compensation arrangements accounted for as liability awards as well as the issuance of restricted stock awards, restricted stock units and stock-based compensation arrangements granted at a higher market price during the three months ended April 30, 2010. The above increases include the effect of the weakening of the U.S. dollar in the three months ended April 30, 2010 compared to the three months ended April 30, 2009 relative to the major foreign currencies where we do business.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.
The following table sets forth selling, general, and administrative expense for the three months ended April 30, 2010 and 2009:

	Three Months Ended April 30,		% Change
(in thousands)	2010	2009	2010 – 2009
Selling, general and administrative	$87,017	$57,226	52%

Three Months Ended April 30, 2010 compared to Three Months Ended April 30, 2009. Selling, general, and administrative expenses increased approximately 52% to $87.0 million in the three months ended April 30, 2010 from $57.2 million in the three months ended April 30, 2009. Professional fees increased $15.8 million primarily due to our restatement of previously filed financial statements and our extended filing delay status totaling approximately $20.0 million in the three months ended April 30, 2010 compared to approximately $7.0 million in the three months ended April 30, 2009, as a result of our increased effort to complete our audit and file our financial statements for the current and prior years. Employee compensation and related expenses increased $2.6 million, due to an increase in headcount and the unfavorable foreign exchange impact of the weakening U.S. dollar. Sales commissions increased $1.0 million due to an increase in customer orders received during the quarter. Stock-based compensation increased $7.5 million primarily due to the impact of the increase in our stock price on certain stock-based compensation arrangements accounted for as liability awards, as well as the issuance of restricted stock awards, restricted stock units and stock-based compensation arrangements granted at a higher market price during the three months ended April 30, 2010. Marketing expenses increased $0.9 million due our global brand awareness marketing campaign. Other expense increases include increases in travel and entertainment expenses of $0.8 million, and other expenses totaling $1.2 million. The above increases include the effect of the weakening of the U.S. dollar in the three months ended April 30, 2010 compared to the three months ended April 30, 2009 relative to the major foreign currencies where we do business.
Amortization of Other Acquired Intangible Assets
The following table sets forth amortization of acquisition related intangibles for the three months ended April 30, 2010 and 2009:

	Three Months Ended April 30,		% Change
(in thousands)	2010	2009	2010 – 2009
Amortization of other acquired intangible assets	$5,339	$5,930	(10%)

Three Months Ended April 30, 2010 compared to Three Months Ended April 30, 2009. Amortization of other acquired intangible assets decreased approximately 10% to $5.3 million in the three months ended April 30, 2010 from $5.9 million in the three months ended April 30, 2009 primarily as a result of certain intangible assets becoming fully amortized during the year ended January 31, 2010.

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the three months ended April 30, 2010 and 2009:

	Three Months Ended April 30,		% Change
(in thousands)	2010	2009	2010 – 2009
Interest income	$83	$147	(44%)

Interest expense	(5,948)	(6,353)	(6%)

Other income (expense):
Foreign currency losses	(1,734)	(938)	85%
Losses on derivatives	(1,703)	(3,539)	(52%)
Other, net	(261)	(486)	(46%)

Total other expense	(3,698)	(4,963)	(25%)

Total other expense, net	$(9,563)	$(11,169)	(14%)

Three Months Ended April 30, 2010 compared to Three Months Ended April 30, 2009. Total other income (expense), net, decreased $1.6 million to an expense of $9.6 million in the three months ended April 30, 2010, compared to an expense of $11.2 million in the three months ended April 30, 2009. Interest expense decreased to $5.9 million in the three months ended April 30, 2010 from $6.4 million in the three months ended April 30, 2009 due to a decrease in our average variable interest debt balance period to period, coupled with lower interest rates during the three months ended April 30, 2010. We recorded a $1.7 million loss on foreign currency in the three months ended April 30, 2010 compared to a $0.9 million loss in the prior year quarter. The increase in foreign currency losses in the three months ended April 30, 2010 primarily resulted from the strengthening of the U.S. dollar against the euro during the three months ended April 30, 2010.
In the three months ended April 30, 2010, we recorded a net loss on derivatives of $1.7 million. This loss was almost entirely attributable to a loss in connection with a $450.0 million interest rate swap contract entered into concurrently with our credit agreement. This interest rate swap is not designated as a hedging instrument under derivative accounting guidance, and accordingly, gains and losses from changes in the fair value are recorded in other income (expense), net. In the three months ended April 30, 2009, we recorded a net loss on derivatives of $3.5 million primarily attributable to a loss on our interest rate swap.

Income Tax Provision
The following table sets forth our income tax provision for the three months ended April 30, 2010 and 2009:

	Three Months Ended April 30,		% Change
(in thousands)	2010	2009	2010 – 2009
Provision for income taxes	$2,071	$4,268	(51%)

Our effective tax rate was (15.3%) for the three months ended April 30, 2010, as compared to 17.2% for the three months ended April 30, 2009. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by taxing jurisdiction, foreign income tax rate differentials, relative impact of permanent book to tax differences, and the effects of valuation allowances. In both periods, we did not record either a significant federal income tax expense or income tax benefit because we maintain a valuation allowance against our U.S. deferred tax assets, but recorded an income tax provision on income from our foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate. For the three months ended April 30, 2010, our overall effective tax rate was negative due to the fact that we reported income tax expense on a consolidated pre-tax loss.
Backlog
The delivery cycles of most of our products are generally very short, ranging from days to several months, with the exception of certain projects with multiple deliverables over a longer period of time. Therefore, we do not view backlog as a meaningful indicator of future business activity and do not consider it a meaningful financial metric for evaluating our business.
Liquidity and Capital Resources
Overview
Our primary sources of cash have historically been collections of our accounts receivable for services and products as well as cash advances from our customers, and may in the future include cash raised from equity and/or debt financings. Our primary uses of cash have been for selling and marketing activities, research and development, interest expense and related interest rate swap settlements, professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status, capital expenditures and acquisitions of businesses.

The following table sets forth, as of April 30, 2010 and January 31, 2010, cash and cash equivalents, preferred stock and long-term debt:

	April 30,	January 31,
(in thousands)	2010	2010
Cash and cash equivalents	$149,403	$184,335

Preferred stock (at carrying value)	$285,542	$285,542

Long-term debt	$598,234	$598,234

At April 30, 2010, our cash and cash equivalents were $149.4 million, a decrease of $34.9 million from January 31, 2010.
Statements of Cash Flows
The following table summarizes selected items from our condensed consolidated statements of cash flows for the quarters ended April 30, 2010 and 2009:

	Three Months Ended April 30,
(in thousands)	2010	2009
Net cash provided by (used in) operating activities	$(4,520)	$27,442
Net cash used in investing activities	(23,760)	(4,299)
Net cash used in financing activities	(4,789)	(3,704)
Effect of exchange rate changes on cash and cash equivalents	(1,863)	805

Net increase (decrease) in cash and cash equivalents	$(34,932)	$20,244

Net cash provided by (used in) operating activities
During the three months ended April 30, 2010, we used $4.5 million in cash in our operating activities. This $4.5 million of cash used in operating activities reflects our net loss of $15.6 million, higher accounts receivable of $13.8 million, and $18.5 million of lower deferred revenue. These uses of cash were partially offset by non-cash items of $22.3 million, primarily depreciation and amortization and stock-based compensation, $15.0 million of higher accounts payable and accrued expenses, and $6.2 million of lower deferred cost of revenue.
The primary reasons for our use of $4.5 million of cash in operating activities during the three months ended April 30, 2010, compared to $27.4 million of cash provided by operating activities during the three months ended April 30, 2009, were significantly higher payments during the current-year period for professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status, lower collections of accounts receivable, and higher payments for cash settlements upon vesting of stock-based awards. Partially offsetting those uses of cash were higher accrued expenses and other liabilities, including higher accrued compensation and higher billings in excess of costs and estimated earnings on uncompleted contracts.

During the three months ended April 30, 2009, we generated $27.4 million of cash from operating activities. This $27.4 million in cash from operating activities was due to net income of $20.6 million and non-cash items of $24.6 million, primarily depreciation and amortization and stock-based compensation, and lower deferred cost of revenue of $7.0. These increases were partially offset by lower accounts payable and accrued expenses of $15.0 million, higher accounts receivable of $5.4 million, and higher prepaid expenses and other assets of $6.7 million.
Net cash used by investing activities
During the three months ended April 30, 2010, we used $23.8 million in cash in investing activities, primarily reflecting $15.3 million of net cash utilized to acquire Iontas, and settlements of derivative financial instruments not designated as hedges of $6.3 million.
During the three months ended April 30, 2009, we used $4.3 million in cash primarily to settle derivative financial instruments not designated as hedges of $3.9 million.
Net cash used in financing activities
During the three months ended April 30, 2010, we used $4.8 million in cash in financing activities, primarily reflecting $3.3 million of treasury stock purchases.
During the three months ended April 30, 2009, we used $3.7 million in cash, reflecting $2.1 million of dividends paid to the noncontrolling stockholders of our joint venture and $1.6 million in repayments of financing arrangements.
Liquidity and Capital Resources Requirements
Based on past performance and current expectations, we believe that our cash and cash equivalents and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, working capital needs, capital expenditures, research and development spending, and other commitments for at least the next 12 months. Currently, we have no plans to pay any dividends on our preferred or common stock, which are not permitted under our credit agreement.
Our liquidity could be negatively impacted by a decrease in demand for our products and service and support, including the impact of changes in customer buying behavior due to the general global economic downturn. We have incurred significant professional fees and related expenses in connection with our restatement of previously filed financial statements and our extended filing delay status, and we expect that we will continue to incur significant professional fees and costs through the first half of 2010 and some related expenses remaining in the second half of the year. Our liquidity could be negatively impacted by these additional fees and costs. In the event we determine to make acquisitions, or otherwise require additional funds we may need to raise additional capital, which could involve the issuance of equity or debt securities. There can be no assurance that we would be able to raise additional equity or debt in the private or public markets on terms favorable to us, or at all.

On May 25, 2007, we entered into a $650.0 million term loan and a $25.0 million revolving credit facility with a group of banks to fund a portion of the acquisition of Witness. As of April 30, 2010, our outstanding term loan balance was $605.3 million. In May 2010, we paid down $22.1 million of the term loan leaving a balance of $583.2 million. The original $25.0 million revolving credit facility was reduced to $15.0 million in September 2008 due to the bankruptcy of Lehman Brothers and the termination of its commitment under the credit agreement. We borrowed the entire $15.0 million available to us in November 2008 and currently have no remaining balance available to us. The term loan matures on May 25, 2014 and the revolving credit facility matures on May 25, 2013.
The credit agreement requires mandatory prepayments from the proceeds of certain asset sales, excess cash flow as defined by the agreement (for the year ended January 31, 2010, we made a $22.1 million prepayment in May 2010 as required by the annual excess cash flow requirement), proceeds of indebtedness, and quarterly principal repayments (we made a $0.6 million required quarterly principal repayment in February 2010). Any re-borrowings under the revolving credit facility are dependent upon certain conditions including the absence of any material adverse effect or change on our business, as defined in the credit agreement.
The credit agreement contains one financial covenant that requires us to meet a certain consolidated leverage ratio, defined as our consolidated net total debt divided by consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the trailing four quarters. EBITDA is defined in our credit agreement as net income/(loss) plus income tax expense, interest expense, depreciation and amortization, losses related to hedge agreements, any extraordinary, unusual, or non-recurring expenses or losses, any other non-cash charges, and expenses incurred or taken prior to April 30, 2008 in connection with our acquisition of Witness, minus interest income, any extraordinary, unusual, or non-recurring income or gains, gains related to hedge agreements, and any other non-cash income. Under the credit agreement, the consolidated leverage ratio could not exceed 3.50:1 for the quarterly periods ended January 31 and April 30, 2010, and the quarterly periods ending July 31 and October 31, 2010. As of January 31, 2010 and April 30, 2010, we were in compliance with such requirement. For the quarterly periods ending January 31, April 30, July 31, and October 31, 2011, the consolidated leverage ratio cannot exceed 2.50:1. For the quarterly period ending January 31, 2012 and thereafter, the consolidated leverage ratio cannot exceed 2.00:1.
Based on current debt levels and our expectations for EBITDA, we may reduce our outstanding debt by the end of the year ending January 31, 2011 in order to maintain compliance with the consolidated leverage ratio covenant using available cash or we may attempt to raise cash from equity or debt financings. Alternatively, we may attempt to modify the credit agreement terms or refinance the bank debt. There can be no assurance that we will be successful with any such financing activities.
In addition, we are subject to a number of restrictive covenants, including limitations on our ability to incur indebtedness, create liens, make fundamental business changes, dispose of property, make restricted payments including dividends, make significant investments, enter into sale and leasebacks, enter new lines of business, provide negative pledges, enter into transactions with related parties and enter into any speculative hedges although there are limited exceptions to these covenants.

If we are unable to comply with any of these requirements, an event of default could occur which could cause or permit holders of the debt to declare all amounts outstanding to be immediately due and payable. In that event, we may be forced to sell assets, raise additional capital through a securities offering, or seek to refinance or restructure our debt. In such case, we may not be able to consummate such a sale, securities offering, or refinancing or restructuring on reasonable terms, or at all.
Contractual Obligations
There were no material changes in our contractual obligations or commercial commitments during the three months ended April 30, 2010.
Off-Balance Sheet Arrangements
As of April 30, 2010, we do not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. There were no material changes in our off-balance sheet arrangements since January 31, 2010.
Recent Accounting Pronouncements
Refer to Note 1, “Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Our Annual Report on Form 10-K for the year ended January 31, 2010, filed with the SEC on May 19, 2010 provides a detailed discussion of the market risks affecting our operations. We believe our exposure to these market risks did not materially change during the quarter ended April 30, 2010.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2010, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended January 31, 2010.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.
Changes in Internal Control Over Financial Reporting
Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended April 30, 2010, we determined, with the participation of our Chief Executive Officer and Chief Financial Officer, that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
However, as explained in greater detail under Item 9A in our Annual Report on Form 10-K for the year ended January 31, 2010, we undertook a broad range of remedial procedures prior to May 19, 2010, the filing date of the report, to address the material weaknesses in our internal control over financial reporting identified as of January 31, 2010. Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our internal control environment, and on implementing process changes to strengthen our internal control and monitoring activities. Therefore, while there were no changes in our internal control over financial reporting in the three month period ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continued monitoring the operation of these remedial measures through the date of this report.
For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of January 31, 2010, and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Controls and Procedures, of our Annual Report on Form 10-K for the year ended January 31, 2010.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
The following is a summary of material legal proceedings which arose, or in which there were material developments, during the quarter ended April 30, 2010.
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
On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file periodic reports under the Exchange Act. Under the SEC’s Wells process, recipients of a Wells Notice have the opportunity to make a Wells Submission before the SEC staff makes a recommendation to the SEC regarding what action, if any, should be brought by the SEC. After considering our Wells Submission, on March 3, 2010, the SEC issued an Order Instituting Proceedings (“OIP”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our previous failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. On May 28, 2010, we entered into an agreement in principle with the SEC’s Division of Enforcement regarding the terms of a settlement of the SEC’s Section 12(j) proceeding. Under the agreement in principle, the Division of Enforcement will recommend to the SEC that the Section 12(j) proceeding against us be dismissed if we file our Form 10-Q for the quarter ended April 30, 2010 on a timely basis and file our Forms 10-Q for the quarters ended April 30, 2009, July 31, 2009, and October 31, 2009 by 5:30 p.m. EDT on June 21, 2010. The agreement in principle is subject to approval by the SEC. As a result of the agreement in principle, on June 1, 2010, a joint motion by the parties to stay the Section 12(j) proceeding was granted by the administrative law judge hearing the case and a conference was scheduled for July 2, 2010 to discuss the status of settlement. If the proceeding is not dismissed, we intend to vigorously defend the matter.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Equity Grants
As a result of our inability to file required SEC reports during our extended filing delay period, we ceased using our registration statement on Form S-8 to make equity grants to employees.
On May 24, 2007, we received a no-action letter from the SEC upon which we have relied to make broad-based equity grants to employees under a no-sale theory. We have also made equity grants to our directors, executive officers, and certain other executives who qualify as accredited investors in reliance upon a private placement exemption from the federal securities laws and have made a small number of equity grants to non-U.S. employees under the exemption provided by Regulation S of the Securities Act.

The following summarizes various time-based equity awards approved by the stock option committee on the dates listed below during the three months ended April 30, 2010 (excluding directors and executive officers) in the United States and elsewhere throughout the world under the application of the no sale theory or under the exemption provided by Regulation S of the Securities Act:
•	March 17, 2010 — equity awards representing approximately 283,850 shares; and

•	April 17, 2010 — equity awards representing approximately 209,900 shares.
The following summarizes various time-based and performance-based equity awards approved by the board of directors or the stock option committee on the dates listed below during the three months ended April 30, 2010 under a private placement exemption to directors, executive officers, or other employees qualifying as accredited investors (with officer performance awards included at target levels):
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
Issuer Purchases of Equity Securities
The following table summarizes purchases made by us during the three months ended April 30, 2010. We record any repurchases of common stock as treasury stock.
Issuer Purchases of Equity Securities

			(c)		(d)
			Total number of		Maximum number (or
	(a)		shares (or units)		approximate dollar value) of
	Total number of	(b)	purchased as part of		shares (or units) that may yet
	shares (or units)	Average price paid	publicly announced		be purchased under the plans
Period	purchased	per share (or unit)	plans or programs		or programs
March 2010	8,556	$24.58	8,556	(1)	N/A	(1)
April 2010	114,938	$26.99	114,938	(1)	N/A	(1)

(1)	Our board of directors has approved a program to repurchase shares of our common stock from our independent directors, and such other directors as may from time to time be designated by the board of directors, upon vesting of restricted stock grants during our extended filing delay period, in order to provide funds to the recipient for the payment of associated income taxes. From time to time, our board of directors has also approved repurchases from executive officers for the same purpose when a vesting has occurred during a blackout period and on November 24, 2009, the board of directors approved a repurchase program for our executive officers similar to the one for our directors. On June 4, 2010, the officer repurchase program was extended through the date of our next meeting of stockholders at which a new equity incentive plan is approved.

Item 3. Defaults upon Senior Securities
None.
Item 4. Removed and Reserved
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibit list includes exhibits that we entered into or that became effective during the quarter ended April 30, 2010.

Filed Herewith / Incorporated by
Number	Description	Reference from

10.01	Form of Time-Based Restricted Stock Unit Award Agreement Solely Related to 2010 Grant*	Form 10-K filed on April 8, 2010
10.02	Form of Performance-Based Restricted Stock Unit Award Agreement Solely Related to 2010 Grant*	Form 10-K filed on April 8, 2010
10.03	Form of Time-Based Deferred Stock Award Agreement Solely Related to 2010 Grant*	Form 10-K filed on April 8, 2010
10.04	Form of Performance-Based Deferred Stock Award Agreement Solely Related to 2010 Grant*	Form 10-K filed on April 8, 2010
10.05	Employment Agreement, dated February 23, 2010, between Verint Systems Inc. and Dan Bodner*	Form 8-K filed on February 23, 2010
10.06	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan*	Form 10-K filed on May 19, 2010
10.07	Amendment, Waiver, and Consent, dated April 27, 2010, to Credit Agreement among the Company, as Borrower, the Lenders, as parties thereto, and Credit Suisse AG, Cayman	Form 8-K filed on May 3, 2010
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

Filed Herewith / Incorporated by
Number	Description	Reference from

31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith

(1)	These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 6 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERINT SYSTEMS INC.

June 9, 2010	/s/ Dan Bodner

Dan Bodner
President and Chief Executive Officer

June 9, 2010	/s/ Douglas E. Robinson

Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Accounting Officer)