Form 10-Q
period 2009-04-30
VERINT SYSTEMS INC
filed 2010-06-18
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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

i

Explanatory Note
This report of Verint Systems Inc. (together with its consolidated subsidiaries, “Verint”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) is for the three months ended April 30, 2009.
This report has been delayed due to the previously announced accounting reviews and internal investigations at Verint and at our majority stockholder, Comverse Technology, Inc. (“Comverse”), together with the resulting restatement of certain items and the making of other corrective adjustments to our previously-filed historical financial statements for periods through January 31, 2005, all of which were described in our comprehensive Annual Report on Form 10-K for the years ended January 31, 2008, 2007, and 2006 filed with the Securities and Exchange Commission (“SEC”) on March 17, 2010 (the “Comprehensive Form 10-K”). The filing of this report was further delayed by the preparation of the Comprehensive Form 10-K, our Annual Report on Form 10-K for the year ended January 31, 2009, and our Annual Report on Form 10-K for the year ended January 31, 2010, covering five years of audited financial information, and the process of filing of these reports over the course of a two-month period from March 17, 2010 to May 19, 2010. Please see our Comprehensive Form 10-K for more information regarding the accounting reviews and internal investigations and the related restatement.
As noted above, since the filing of our Comprehensive Form 10-K, we have filed, among other things, our Annual Report on Form 10-K for the year ended January 31, 2009 (on April 8, 2010) and our Annual Report on Form 10-K for the year ended January 31, 2010 (on May 19, 2010) as well as our Quarterly Report on Form 10-Q for the three months ended April 30, 2010 (on June 9, 2010). As a result, because information for periods subsequent to the three months ended April 30, 2009 is already available in our Annual Report on Form 10-K for the year ended January 31, 2010 and Quarterly Report on Form 10-Q for the three months ended April 30, 2010, in certain sections of this report, we have included information for periods after April 30, 2009 and, in some instances, we have made reference to such reports. Please see our Annual Report on Form 10-K for the year ended January 31, 2010 for additional information.

Cautionary Note on Forward-Looking Statements
Certain statements discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurances that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:
•	risks relating to the filing of our SEC reports, including the occurrence of known contingencies or unforeseen events that could delay our filings, management distractions, and significant expense;
•	risk associated with the SEC’s initiation of an administrative proceeding on March 3, 2010 to suspend or revoke the registration of our common stock under the Exchange Act due to our previous failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005;
•	risk that our credit rating could be downgraded or placed on a credit watch based on, among other things, our financial results, delays in the filing of our periodic reports, or the results of the SEC’s administrative proceeding;
•	risks associated with being a consolidated, controlled subsidiary of Comverse and formerly part of Comverse’s consolidated tax group, including risk of any future impact on us resulting from Comverse’s special committee investigation and restatement or related effects, and risks related to our dependence on Comverse to provide us with accurate financial information, including with respect to stock-based compensation expense and net operating loss carryforwards (“NOLs”), for our financial statements;
•	uncertainty regarding the impact of general economic conditions, particularly in information technology spending, on our business;
•	risk that our financial results will cause us not to be compliant with the leverage ratio covenant under our credit facility or that any delays in the filing of future SEC reports could cause us not to be compliant with the financial statement delivery covenant under our credit facility;

•	risk that customers or partners delay or cancel orders or are unable to honor contractual commitments due to liquidity issues, challenges in their business, or otherwise;
•	risk that we will experience liquidity or working capital issues and related risk that financing sources will be unavailable to us on reasonable terms or at all;
•	uncertainty regarding the future impact on our business of our internal investigation, restatement, extended filing delay, and the SEC’s administrative proceeding, including customer, partner, employee, and investor concern, and potential customer and partner transaction deferrals or losses;
•	risks relating to the remediation or inability to adequately remediate material weaknesses in our internal controls over financial reporting and relating to the proper application of highly complex accounting rules and pronouncements in order to produce accurate SEC reports on a timely basis;
•	risks relating to our implementation and maintenance of adequate systems and internal controls for our current and future operations and reporting needs;
•	risk of possible future restatements if the processes used to produce the financial statements contained in this report or in future SEC reports are inadequate;
•	risk associated with current or future regulatory actions or private litigations relating to our internal investigation, restatement, or delays in filing required SEC reports;
•	risk that we will be unable to re-list our common stock on NASDAQ or another national securities exchange and maintain such listing;
•	risks associated with Comverse controlling our board of directors and a majority of our common stock (and therefore the results of any significant stockholder vote);
•	risks associated with significant leverage resulting from our current debt position;
•	risks due to aggressive competition in all of our markets, including with respect to maintaining margins and sufficient levels of investment in the business and with respect to introducing quality products which achieve market acceptance;
•	risks created by continued consolidation of competitors or introduction of large competitors in our markets with greater resources than us;
•	risks associated with significant foreign and international operations, including exposure to fluctuations in exchange rates;
•	risks associated with complex and changing local and foreign regulatory environments;

•	risks associated with our ability to recruit and retain qualified personnel in all geographies in which we operate;
•	challenges in accurately forecasting revenue and expenses;
•	risks associated with acquisitions and related system integrations;
•	risks relating to our ability to improve our infrastructure to support growth;
•	risks that our intellectual property rights may not be adequate to protect our business or that others may make claims on our intellectual property or claim infringement on their intellectual property rights;
•	risks associated with a significant amount of our business coming from domestic and foreign government customers;
•	risk that we improperly handle sensitive or confidential information or perception of such mishandling;
•	risks associated with dependence on a limited number of suppliers for certain components of our products;
•	risk that we are unable to maintain and enhance relationships with key resellers, partners, and systems integrators; and
•	risk that use of our NOLs or other tax benefits may be restricted or eliminated in the future.
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

v

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
April 30, 2009 and January 31, 2009
(Unaudited)

	April 30,	January 31,
(in thousands, except share and per share data)	2009	2009

Assets
Current Assets:
Cash and cash equivalents	$136,172	$115,928
Restricted cash and bank time deposits	6,946	7,722
Accounts receivable, net	118,910	113,178
Inventories	19,407	20,455
Deferred cost of revenue	7,489	8,935
Prepaid expenses and other current assets	51,681	46,748

Total current assets	340,605	312,966

Property and equipment, net	28,139	30,544
Goodwill	713,079	709,984
Intangible assets, net	192,917	200,203
Capitalized software development costs, net	9,798	10,489
Deferred cost of revenue	43,636	47,913
Other assets	24,116	25,294

Total assets	$1,352,290	$1,337,393

Liabilities, Preferred Stock, and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$29,781	$38,484
Accrued expenses and other liabilities	139,316	146,741
Current maturities of long-term debt	4,668	4,088
Deferred revenue	189,719	160,918
Liabilities to affiliates	1,459	1,389

Total current liabilities	364,943	351,620

Long-term debt	620,332	620,912
Deferred revenue	65,592	88,985
Other liabilities	62,494	66,404

Total liabilities	1,113,361	1,127,921

Preferred Stock — $0.001 par value; authorized 2,500,000 shares. Series A convertible preferred stock; 293,000 shares issued and outstanding; aggregate liquidation preference and redemption value of $316,538 at April 30, 2009	285,542	285,542

Commitments and Contingencies
Stockholders’ Deficit:
Common stock — $0.001 par value; authorized 120,000,000 shares. Issued 32,643,000 and 32,623,000 shares; outstanding 32,552,000 and 32,535,000 shares, as of April 30, 2009 and January 31, 2009, respectively	32	32
Additional paid-in capital	426,216	419,937
Treasury stock, at cost - 91,000 and 88,000 shares as of April 30, 2009 and January 31, 2009, respectively	(2,375)	(2,353)
Accumulated deficit	(416,321)	(435,955)
Accumulated other comprehensive loss	(55,509)	(58,404)

Total Verint Systems Inc. stockholders’ deficit	(47,957)	(76,743)
Noncontrolling interest	1,344	673

Total stockholders’ deficit	(46,613)	(76,070)

Total liabilities, preferred stock, and stockholders’ deficit	$1,352,290	$1,337,393

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended April 30, 2009 and 2008
(Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2009	2008

Revenue:
Product	$97,071	$84,846
Service and support	78,077	70,108

Total revenue	175,148	154,954

Cost of revenue:
Product	32,057	30,839
Service and support	22,913	30,024
Amortization of acquired technology and backlog	2,099	2,325

Total cost of revenue	57,069	63,188

Gross profit	118,079	91,766

Operating expenses:
Research and development, net	18,901	24,262
Selling, general and administrative	57,226	74,468
Amortization of other acquired intangible assets	5,930	6,714
Integration, restructuring and other, net	13	4,955

Total operating expenses	82,070	110,399

Operating income (loss)	36,009	(18,633)

Other income (expense), net:
Interest income	147	547
Interest expense	(6,353)	(9,912)
Other income (expense), net	(4,963)	4,927

Total other expense, net	(11,169)	(4,438)

Income (loss) before provision for income taxes	24,840	(23,071)
Provision for income taxes	4,268	1,706

Net income (loss)	20,572	(24,777)
Net income attributable to noncontrolling interest	938	520

Net income (loss) attributable to Verint Systems Inc.	19,634	(25,297)
Dividends on preferred stock	(3,262)	(3,161)

Net income (loss) attributable to Verint Systems Inc. common shares	$16,372	$(28,458)

Net income (loss) per share attributable to Verint Systems Inc.
Basic	$0.50	$(0.88)

Diluted	$0.47	$(0.88)

Weighted-average common shares outstanding
Basic	32,459	32,381

Diluted	42,151	32,381

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Three Months Ended April 30, 2009 and 2008
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity (Deficit)
						Accumulated	Total Verint
	Common Stock		Additional			Other	Systems Inc.		Total
		Par	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(in thousands)	Shares	Value	Capital	Stock	Deficit	Loss	Equity (Deficit)	Interest	Equity (Deficit)

Balances as of January 31, 2008	32,526	$32	$387,537	$(2,094)	$(355,567)	$(610)	$29,298	$1,027	$30,325
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(25,297)	—	(25,297)	520	(24,777)
Unrealized gains on available for sale securities, net	—	—	—	—	—	225	225	—	225
Currency translation adjustments	—	—	—	—	—	(1,420)	(1,420)	44	(1,376)

Total comprehensive income (loss)	—	—	—	—	(25,297)	(1,195)	(26,492)	564	(25,928)
Stock-based compensation expense	—	—	7,940	—	—	—	7,940	—	7,940
Forfeitures of restricted stock awards	(4)	—	69	(69)	—	—	—	—	—
Purchases of treasury stock	(2)	—	—	(35)	—	—	(35)	—	(35)
Tax effects from stock award plans	—	—	165	—	—	—	165	—	165

Balances as of April 30, 2008	32,520	$32	$395,711	$(2,198)	$(380,864)	$(1,805)	$10,876	$1,591	$12,467

Balances as of January 31, 2009	32,535	$32	$419,937	$(2,353)	$(435,955)	$(58,404)	$(76,743)	$673	$(76,070)
Comprehensive income:
Net income	—	—	—	—	19,634	—	19,634	938	20,572
Unrealized gains on derivative financial instruments, net	—	—	—	—	—	73	73	—	73
Unrealized gains on available for sale securities, net	—	—	—	—	—	4	4	—	4
Currency translation adjustments	—	—	—	—	—	2,818	2,818	(267)	2,551

Total comprehensive income	—	—	—	—	19,634	2,895	22,529	671	23,200
Stock-based compensation expense	—	—	6,257	—	—	—	6,257	—	6,257
Common stock issued for stock awards	20	—	—	—	—	—	—	—	—
Forfeitures of restricted stock awards	(3)	—	22	(22)	—	—	—	—	—

Balances as of April 30, 2009	32,552	$32	$426,216	$(2,375)	$(416,321)	$(55,509)	$(47,957)	$1,344	$(46,613)

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended April 30, 2009 and 2008
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2009	2008

Cash flows from operating activities:
Net income (loss)	$20,572	$(24,777)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,073	14,400
Stock-based compensation	6,257	7,940
Losses (gains) on derivative financial instruments not designated as hedges, net	3,539	(4,368)
Other non-cash items, net	1,685	3,303
Changes in operating assets and liabilities:
Accounts receivable	(5,365)	10,142
Inventories	938	(1,810)
Deferred cost of revenue	7,041	1,466
Accounts payable and accrued expenses	(15,012)	8,133
Deferred revenue	3,255	29,044
Prepaid expenses and other assets	(6,667)	5,543
Other, net	(1,874)	(1,088)

Net cash provided by operating activities	27,442	47,928

Cash flows from investing activities:
Payments of contingent consideration associated with business combinations in prior periods	(7)	(1,822)
Purchases of property and equipment	(738)	(3,356)
Settlements of derivative financial instruments not designated as hedges	(3,850)	(391)
Cash paid for capitalized software development costs	(509)	(1,270)
Other investing activities	805	(4,091)

Net cash used in investing activities	(4,299)	(10,930)

Cash flows from financing activities:
Repayments of borrowings and other financing obligations	(1,562)	(19)
Dividends paid to noncontrolling interest	(2,142)	—
Other financing activities	—	(85)

Net cash used in financing activities	(3,704)	(104)

Effect of exchange rate changes on cash and cash equivalents	805	405

Net increase in cash and cash equivalents	20,244	37,299
Cash and cash equivalents, beginning of period	115,928	83,233

Cash and cash equivalents, end of period	$136,172	$120,532

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,310	$3,752

Cash paid for income taxes	$3,050	$798

Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$216	$510

Inventory transfers to property and equipment	$195	$169

Business combination consideration earned, but paid in subsequent periods	$89	$172

Settlement of embedded derivative	$—	$8,121

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Preparation of Condensed Consolidated Financial Statements
The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2009. The condensed consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the periods ended April 30, 2009 and 2008, and the condensed consolidated balance sheet as of April 30, 2009, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods shown. The condensed consolidated balance sheet as of January 31, 2009 is derived from the audited consolidated balance sheet presented in our Annual Report on Form 10-K for the year ended January 31, 2009. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Reports on Form 10-K filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.
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

Recent Accounting Pronouncements
Standards Implemented:
In December 2007, the Financial Accounting Standards Board (“FASB”) revised their guidance on business combinations. This new guidance requires an acquiring entity to measure and recognize identifiable assets acquired and liabilities assumed, and contingent consideration at their fair values at the acquisition date with subsequent changes recognized in earnings. In addition, acquisition related costs and restructuring costs are recognized separately from the business combination and expensed as incurred. The new guidance also requires acquired in-process research and development costs to be capitalized as an indefinite-lived intangible asset and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for income taxes. In April 2009, the FASB issued a new standard which clarified the accounting for pre-acquisition contingencies. This guidance was effective for us beginning on February 1, 2009.
In December 2007, the FASB issued a new accounting standard which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The new standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. On February 1, 2009, we adopted this standard, and the presentation and disclosure requirements of this standard were applied retrospectively to all periods presented, as required by the standard. The adoption of this standard did not have a material impact on our condensed consolidated financial statements, other than the following changes in presentation of the noncontrolling interest:
•	Net income (loss) now includes net income (loss) attributable to both Verint Systems Inc. and the noncontrolling interest in the condensed consolidated statements of operations. The presentation of net income (loss) in prior periods excluded the noncontrolling interest in the net income of our joint venture. Net income (loss) excluding the noncontrolling interest in the net income of our joint venture is now presented after net income (loss), with the caption net income (loss) attributable to Verint Systems Inc.
•	The noncontrolling interest, which was previously reflected in other liabilities, is now presented in stockholders’ deficit, separate from Verint Systems Inc.’s stockholders’ deficit, in the condensed consolidated balance sheets.
•	The condensed consolidated statements of cash flows now begin with net income (loss), including the noncontrolling interest, instead of net income (loss) attributable to Verint Systems Inc.

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
New Standards to be Implemented:
In April 2009, the FASB issued staff positions that require enhanced fair value disclosures, including interim disclosures, on financial instruments, determination of fair value in turbulent markets, and recognition and presentation of other than temporary impairments. These staff positions are effective beginning with our quarter ended July 31, 2009. These staff positions will enhance our interim disclosures but are not expected to have a material impact on our consolidated financial statements.
In May 2009, the FASB issued a new accounting standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, the FASB issued an amendment to this guidance that removed the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This standard, as amended, is effective for us beginning with our interim period ended July 31, 2009. The adoption of this standard, as amended, is not expected to have a material impact on our consolidated financial statements.
In June 2009, the FASB issued a new accounting standard related to the consolidation of variable interest entities, requiring a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and significantly enhances disclosures. The standard may be applied retrospectively to previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. This standard is effective for us for the fiscal year beginning on February 1, 2010. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
During the third quarter of the year ended January 31, 2010, our financial statements will reflect our adoption of the new Accounting Standards Codification (“ASC”) as issued by the FASB. The ASC has become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC is not expected to have a material impact on our consolidated financial statements.

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
Also in October 2009, the FASB issued guidance related to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of existing software revenue guidance. This additional guidance removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The above guidance related to revenue recognition should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. It will be effective for us in our fiscal year beginning February 1, 2011, although early adoption is permitted. Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. We are assessing the impact that the application of this new guidance, and the new guidance discussed in the preceding paragraph, may have on our consolidated financial statements.
In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. Effective in our fiscal year beginning February 1, 2010, the amended standards will require enhanced disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Effective in our fiscal year beginning February 1, 2011, the amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). These amended standards are not expected to significantly impact our consolidated financial statements.

2. Net Income (Loss) Per Share Attributable to Verint Systems Inc.
The following table summarizes the calculation of basic and diluted net income (loss) per share attributable to Verint Systems Inc. for the three months ended April 30, 2009 and 2008:

	Three Months Ended April 30,
(in thousands, except per share amounts)	2009	2008

Net income (loss)	$20,572	$(24,777)
Net income attributable to noncontrolling interest	938	520

Net income (loss) attributable to Verint Systems Inc.	19,634	(25,297)
Dividends on preferred stock	(3,262)	(3,161)

Net income (loss) attributable to Verint Systems Inc. for basic net income (loss) per share	16,372	(28,458)
Dilutive effect of dividends on preferred stock	3,262	—

Net income (loss) attributable to Verint Systems Inc. for diluted net income (loss) per share	$19,634	$(28,458)

Weighted-average shares outstanding:
Basic	32,459	32,381
Dilutive effect of employee equity award plans	—	—
Dilutive effect of assumed conversion of preferred stock	9,692	—

Diluted	42,151	32,381

Net income (loss) per share attributable to Verint Systems Inc.
Basic	$0.50	$(0.88)

Diluted	$0.47	$(0.88)

We excluded the following weighted-average shares underlying stock-based awards and convertible preferred stock from the calculations of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,
(in thousands)	2009	2008

Shares excluded from calculation:
Stock options and restricted stock-based awards	6,204	7,229

Convertible preferred stock	—	9,325

Diluted weighted-average shares outstanding include the dilutive effect, if applicable, of in-the-money options and unvested restricted stock awards and restricted stock units, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of the award, any unrecognized future service costs, and tax benefits that would be recorded as additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
Diluted weighted-average shares outstanding also include the dilutive effect, if applicable, of common shares issuable from the assumed conversion of our preferred stock.
In periods in which we report a net loss applicable to Verint Systems Inc., weighted-average shares outstanding for determining basic and diluted net loss per share are identical since the effect of potential common shares is antidilutuve and therefore excluded.
3. Inventories
Inventories consist of the following as of April 30, 2009 and January 31, 2009:

	April 30,	January 31,
(in thousands)	2009	2009

Raw materials	$9,526	$6,389
Work-in-process	4,890	5,070
Finished goods	4,991	8,996

Total inventories	$19,407	$20,455

4. Intangible Assets and Goodwill
Acquisition-related intangible assets consist of the following as of April 30, 2009 and January 31, 2009:

	April 30, 2009
		Accumulated
(in thousands)	Cost	Amortization	Net

Customer relationships	$194,840	$(39,452)	$155,388
Acquired technology	53,944	(22,285)	31,659
Trade names	9,389	(6,827)	2,562
Non-competition agreements	3,421	(1,872)	1,549
Distribution network	2,440	(681)	1,759

Total	$264,034	$(71,117)	$192,917

	January 31, 2009
		Accumulated
(in thousands)	Cost	Amortization	Net

Customer relationships	$194,076	$(34,420)	$159,656
Acquired technology	53,781	(20,134)	33,647
Trade names	9,350	(5,926)	3,424
Non-competition agreements	3,416	(1,760)	1,656
Distribution network	2,440	(620)	1,820

Total	$263,063	$(62,860)	$200,203

Total amortization expense recorded for acquisition-related intangible assets was $8.0 million and $9.0 million for the three months ended April 30, 2009 and 2008, respectively.
Estimated future finite-lived acquisition-related intangible asset amortization expense is as follows:

(in thousands)
Years Ended January 31,	Amount

2010 (Remainder of year)	$21,839
2011	28,867
2012	27,953
2013	27,183
2014	22,304
2015 and thereafter	64,771

Total	$192,917

Goodwill activity for the three months ended April 30, 2009, in total and by reportable segment, was as follows:

		Reportable Segment
		Workforce	Video	Communications
(in thousands)	Total	Optimization	Intelligence	Intelligence

Goodwill, gross, at January 31, 2009	$776,849	$681,140	$65,726	$29,983
Accumulated impairment losses through January 31, 2009	(66,865)	(30,791)	(36,074)	—

Goodwill, net, at January 31, 2009	709,984	650,349	29,652	29,983
Additional consideration — previous acquisitions (1)	89	—	—	89
Foreign currency translation	3,006	2,485	521	—

Goodwill, net, at April 30, 2009	$713,079	$652,834	$30,173	$30,072

Balance at April 30, 2009
Goodwill, gross, at April 30, 2009	$779,944	$683,625	$66,247	$30,072
Accumulated impairment losses through April 30, 2009	(66,865)	(30,791)	(36,074)	—

Goodwill, net, at April 30, 2009	$713,079	$652,834	$30,173	$30,072

(1)	Contingent consideration for acquisitions completed in prior years.
We test our goodwill for impairment at least annually as of November 1, or more frequently if an event occurs indicating the potential for impairment. No events or circumstances indicating the potential for goodwill impairment were identified during either the three months ended April 30, 2009 or the three months ended April 30, 2008.
5. Long-term Debt
On May 25, 2007, to partially finance the acquisition of Witness Systems Inc. (“Witness”), we entered into a $675.0 million secured credit facility comprised of a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving credit facility.
The following is a summary of our outstanding financing arrangements as of April 30, 2009 and January 31, 2009:

	April 30,	January 31,
(in thousands)	2009	2009

Term loan facility	$610,000	$610,000
Revolving credit facility	15,000	15,000

Total debt	625,000	625,000

Less: current portion	4,668	4,088

Long-term debt	$620,332	$620,912

The interest rates on the term loan were 3.70% and 3.59% as of April 30, 2009 and January 31, 2009, respectively.
Our $25.0 million revolving line of credit facility was reduced to $15.0 million during the three months ended October 31, 2008 as a result of the bankruptcy of Lehman Brothers. During the three months ended January 31, 2009, we borrowed the full $15.0 million available under the revolving credit facility. Repayment of these borrowings is required upon expiration of the facility in May 2013. The interest rates on the revolving line of credit borrowings were 3.69% and 3.64% as of April 30, 2009 and January 31, 2009, respectively.
On May 25, 2007, concurrently with entry into our credit facility, we entered into a receive-variable/pay-fixed interest rate swap agreement with a multinational financial institution on a notional amount of $450.0 million to mitigate a portion of the risk associated with variable interest rates on the term loan. This interest rate swap agreement terminates in May 2011. See Note 10, “Fair Value Measurements and Derivative Financial Instruments” for further details regarding the interest rate swap agreement.
During the three months ended April 30, 2009 and 2008, we incurred $5.8 million and $9.4 million of interest expense, respectively, on borrowings under our credit facilities. We also recorded $0.4 million during each of the three months ended April 30, 2009 and 2008 for amortization of our deferred debt issuance costs, which is reported within interest expense.
In May 2009, we made a $4.1 million mandatory “excess cash flow” prepayment of the term loan, based upon our operating results for the year ended January 31, 2009, which was applied to the three immediately following principal payments.
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
On April 27, 2010, we entered into an amendment to our credit agreement to extend the due date for delivery of audited consolidated financial statements and related documentation for the year ended January 31, 2010 from May 1, 2010 to June 1, 2010. See Note 14, “Subsequent Events” for further details regarding this amendment.

6. Convertible Preferred Stock
On May 25, 2007, in connection with our acquisition of Witness, we entered into a Securities Purchase Agreement with Comverse, whereby Comverse purchased, for cash, an aggregate of 293,000 shares of our Series A Convertible Preferred Stock, for an aggregate purchase price of $293.0 million. Proceeds from the issuance of the preferred stock were used to partially finance the acquisition.
The terms of the preferred stock provide that upon a fundamental change, as defined, the holders of the preferred stock would have the right to require us to repurchase the preferred stock for 100% of the liquidation preference then in effect. Therefore, the preferred stock has been classified as mezzanine equity on our condensed consolidated balance sheets as of April 30, 2009 and January 31, 2009, separate from permanent equity, because the occurrence of these fundamental changes, and thus potential redemption of the preferred stock, however remote in likelihood, is not solely under our control. Fundamental change events include the sale of substantially all of our assets and certain changes in beneficial ownership, board of directors’ representation, and business reorganizations.
We concluded that, as of April 30, 2009 and January 31, 2009, there were no indications that the occurrence of a fundamental change and the associated redemption of the preferred stock were probable. We therefore have not adjusted the initial carrying amount of the preferred stock to its redemption amount, which is its liquidation preference. Through April 30, 2009, cumulative, undeclared dividends on the preferred stock were $23.5 million and as a result, the liquidation preference of the preferred stock was $316.5 million at that date. If it were convertible at April 30, 2009, the preferred stock could be converted into approximately 9.7 million shares of our common stock.
7. Stockholders’ Deficit
Accumulated Other Comprehensive Loss
The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive loss. Income tax effects on unrealized gains and losses on available-for-sale marketable securities and derivative financial instruments were not significant.

	April 30,	January 31,
(in thousands)	2009	2009

Foreign currency translation losses, net	$(55,658)	$(58,476)
Unrealized gains on derivative financial instruments	174	101
Unrealized losses on available-for-sale marketable securities	(25)	(29)

Total accumulated other comprehensive loss	$(55,509)	$(58,404)

Foreign currency translation losses, net, primarily reflect the strengthening of the U.S. dollar against the British pound sterling since our acquisition of Witness in May 2007, which has resulted in lower U.S. dollar translated balances of British pound sterling denominated goodwill and intangible assets associated with the acquisition of Witness.
8. Integration, Restructuring and Other, Net
Integration, restructuring and other, net, is comprised of the following for the three months ended April 30, 2009 and 2008:

	Three Months Ended April 30,
(in thousands)	2009	2008

Restructuring expenses	$13	$201
Integration expenses	—	1,237
Other legal expenses	—	3,517

Total integration, restructuring and other, net	$13	$4,955

Restructuring and Integration Expenses
During the three months ended January 31, 2009, we implemented a global cost reduction plan in order to reduce our operating costs in response to uncertainty in the global economic environment. The associated restructuring charges consisted predominantly of severance and related employee payments resulting from terminations.
During the three months ended April 30, 2008, we also recorded activity related to the following restructuring plans:
•	Following the acquisition of Witness in May 2007, we implemented a plan to integrate the Witness business with our existing Workforce Optimization segment, which included actions to reduce fixed costs and eliminate redundancies; and
•	During the year ended January 31, 2008, we implemented a restructuring plan in our Video Intelligence segment to reduce our overall cost structure, predominantly in our North American and Hong Kong locations.

The following table summarizes our restructuring expenses for the three months ended April 30, 2009 and 2008:

	Three Months Ended April 30,
(in thousands)	2009	2008

Restructuring activity:
Global cost reduction plan	$13	$—
Acquisition of Witness	—	122
Video Intelligence plan	—	79

Total	$13	$201

The following table summarizes the activity during the three months ended April 30, 2009 in accrued restructuring expenses:

	Global Cost	Video
(in thousands)	Reduction Plan	Intelligence Plan	Total

Accrued restructuring costs — January 31, 2009	$531	$10	$541
Expenses accrued	13	—	13
Payments and settlements	(275)	(10)	(285)

Accrued restructuring costs — April 30, 2009	$269	$—	$269

In addition to the aforementioned restructuring charges, we also incurred integration expenses of $1.2 million during the three months ended April 30, 2008, resulting from the integration of the Witness and Verint businesses following our May 2007 acquisition of Witness. The process of integrating the Witness and Verint businesses was substantially complete as of January 31, 2009.
Other Legal Costs
During the three months ended April 30, 2008, we incurred $3.5 million of legal fees related to an ongoing patent infringement litigation matter, which we are reporting within integration, restructuring and other, net. This litigation was subsequently settled in our favor during the three months ended October 31, 2008.

9. Income Taxes
Our quarterly provision for (benefit from) income taxes is measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented. For the three months ended April 30, 2009, we recorded an income tax provision of $4.3 million, which represents an effective tax rate of 17.2%. This rate is lower than the U.S. federal statutory rate of 35% primarily because we recorded an income tax provision on income from our foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, but did not record a federal income tax benefit because we maintain a valuation allowance against our U.S. deferred tax assets. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by taxing jurisdiction, foreign income tax rate differentials, relative impact of permanent book to tax differences, and the effects of valuation allowances.
For the three months ended April 30, 2008, we recorded an income tax provision of $1.7 million, which represents an effective tax rate of (7.4%). The tax rate for the three months ended April 30, 2008 is negative due to the fact that we reported income tax expense on a consolidated pre-tax loss, primarily because we recorded valuation allowances against certain domestic and foreign pre-tax losses and an income tax provision in certain profitable foreign jurisdictions.
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
We had unrecognized tax benefits of $36.0 million (excluding interest and penalties) as of April 30, 2009. As of April 30, 2009 the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $31.4 million. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. We believe that the total amount of unrecognized tax benefits at April 30, 2009 could decrease by approximately $2 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of certain deferred taxes including the need for additional valuation allowances, and the recognition of tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

10. Fair Value Measurements and Derivative Financial Instruments
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. We did not identify any transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of April 30, 2009 and January 31, 2009:

	April 30, 2009
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3

Assets:
Money market funds	$42,462	$—	$—
Foreign currency forward contracts	—	660	—

Total assets	$42,462	$660	$—

Liabilities:
Interest rate swap agreement	—	34,538	—

Total liabilities	$—	$34,538	$—

	January 31, 2009
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3

Assets:
Money market funds	$34,292	$—	$—
Foreign currency forward contracts	—	146	—

Total assets	$34,292	$146	$—

Liabilities:
Foreign currency forward contracts	$—	$2,000	$—
Interest rate swap agreement	—	33,114	—

Total liabilities	$—	$35,114	$—

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
Derivative Financial Instruments
Interest Rate Swap Agreement
The interest rates applicable to borrowings under our credit facilities are variable, and we are exposed to risk from changes in the underlying index interest rates, which affect our cost of borrowing. To partially mitigate this risk, and in part because we were required to do so by the lenders, when we entered into our credit facilities in May 2007, we executed a pay-fixed, receive-variable interest rate swap with a high credit-quality multinational financial institution under which we pay fixed interest at 5.18% and receive variable interest of the three-month London Interbank Offering Rate (“LIBOR”) on a notional amount of $450.0 million. This instrument is settled with the counterparty on a quarterly basis, and matures on May 1, 2011. As of April 30, 2009, of the $625.0 million of borrowings which were outstanding under the term loan facility, the interest rate on $450.0 million of such borrowings was substantially fixed by utilization of this interest rate swap. Interest on the remaining $175.0 million of borrowings was variable.
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
The total notional amounts for outstanding derivatives (recorded at fair value) as of April 30, 2009 and January 31, 2009 were as follows:

	April 30,	January 31,
(in thousands)	2009	2009

Foreign currency forward contracts	$47,259	$35,900
Interest rate swap agreement	450,000	450,000

	$497,259	$485,900

Fair Values of Derivative Financial Instruments
The fair values of our derivative financial instruments as of April 30, 2009 and January 31, 2009 were as follows:

	April 30, 2009
	Assets		Liabilities
	Balance Sheet		Balance Sheet
(in thousands)	Classification	Fair Value	Classification	Fair Value

Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and		—
	other current assets	$178		$—

Total derivative financial instruments designated as hedging instruments		$178		$—

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and		—
	other current assets	$482		$—
Interest rate swap — current portion			Accrued expenses and
	—	—	other liabilities	17,763
Interest rate swap — long-term portion	—	—	Other liabilities	16,775

Total derivative financial instruments not designated as hedging instruments		$482		$34,538

	January 31, 2009
	Assets		Liabilities
	Balance Sheet		Balance Sheet
(in thousands)	Classification	Fair Value	Classification	Fair Value

Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and
	other current assets	$146	—	$—

Total derivative financial instruments designated as hedging instruments		$146		$—

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts			Accrued expenses and
	—	$—	other liabilities	$2,000
Interest rate swap — current portion			Accrued expenses and
	—	—	other liabilities	14,851
Interest rate swap — long-term portion	—	—	Other liabilities	18,263

Total derivative financial instruments not designated as hedging instruments		$—		$35,114

The effects of derivative financial instruments in cash flow hedging relationships as of April 30, 2009 and January 31, 2009, and for the three months ended April 30, 2009 and 2008 were as follows:

	Gains Recognized in		Classification of Gains	Gains Reclassified from Other
	Accumulated Other		Reclassified from	Comprehensive Income (Loss)
	Comprehensive Income		Other Comprehensive	into the Condensed Statements of
	(Loss)		Income (Loss) into the	Operations
	April 30,	January 31,	Condensed Statements	Three Months Ended April 30,
(in thousands)	2009	2009	of Operations	2009	2008

Foreign currency forward contracts	$174	$101	Operating Expenses	$60	$—

There were no gains or losses from ineffectiveness of these financial instruments recorded for the three months ended April 30, 2009 and 2008.
Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three months ended April 30, 2009 and 2008 were as follows:

	Classification in
	Condensed Statements	Three Months Ended April 30,
(in thousands)	of Operations	2009	2008

Interest rate swap agreement	Other income (expense), net	$(3,685)	$4,372
Foreign currency forward contracts	Other income (expense), net	146	(4)

Total		$(3,539)	$4,368

Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.
As of April 30, 2009, the estimated fair values of our outstanding term loan and revolving credit facility borrowings were $407.4 million and $15.0 million, respectively. As of January 31, 2009, the estimated fair values of our outstanding term loan and revolving credit facility borrowings were $359.9 million and $15.0 million, respectively. The estimated fair value of the term loan as of April 30, 2009 is based on readily observable rates for similar instruments. The estimated fair value of the term loan as of January 31, 2009 is based upon the estimated bid and asked prices as determined by the agent responsible for the syndication of our term loan. The fair value of the revolving credit facility is assumed to equal the principal amount outstanding for both April 30, 2009 and January 31, 2009.

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
11. Stock -Based Compensation
We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three months ended April 30, 2009 and 2008:

	Three Months Ended
	April 30,
(in thousands)	2009	2008

Cost of revenue — product	$118	$142
Cost of revenue — service and support	799	1,325
Research and development, net	1,075	1,702
Selling, general, and administrative	4,566	5,322

Total stock-based compensation expense	$6,558	$8,491

Total stock-based compensation by classification was as follows for the three months ended April 30, 2009 and 2008:

	Three Months Ended
	April 30,
(in thousands)	2009	2008

Equity-classified awards	$6,257	$7,940
Liability-classified awards	301	551

Total stock-based compensation expense	$6,558	$8,491

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
During the three months ended April 30, 2009 and 2008, we granted 1.3 million and 0.6 million combined restricted stock awards and restricted stock units, respectively. Restricted stock awards and restricted stock units aggregating 0.1 million were forfeited in each three-month period. As of April 30, 2009 and 2008, we had 3.1 million and 1.8 million of combined restricted stock awards and stock units outstanding, respectively with weighted-average grant date fair values of $4.90 and $16.60, respectively.
As of April 30, 2009, there was approximately $23.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over weighted-average periods of 0.6 years for restricted stock awards and 1.4 years for restricted stock units.
Phantom Stock Units
We issue phantom stock units to certain non-officer employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.
During each of the three months ended April 30, 2009 and 2008, we granted 0.3 million phantom stock units. Forfeitures in each period were not significant. Total cash payments made upon vesting of phantom stock units were $2.2 million for the three months ended April 30, 2009. There were no cash payments made during the three months ended April 30, 2008. The total accrued liability for phantom stock units was $2.1 million and $4.0 million as of April 30, 2009 and January 31, 2009, respectively.
12.Legal Proceedings
Material legal proceedings which arose, or in which there were material developments, during the quarter ended April 30, 2009 are discussed below.
On March 26, 2009, a motion to approve a class action lawsuit (the “Labor Motion”) and the class action lawsuit itself (the “Labor Class Action”) (Labor Case No. 4186/09) were filed against our subsidiary, Verint Systems Limited (“VSL”), by a former employee of VSL, Orit Deutsch, in the Tel Aviv Labor Court. Ms. Deutsch purports to represent a class of our employees and ex-employees who were granted options to buy shares of Verint and to whom allegedly, damages were caused as a result of the blocking of the ability to exercise Verint options by our employees or ex-employees. The Labor Motion and the Labor Class Action both claim that we are responsible for the alleged damages due to our status as employer and that the blocking of Verint options from being exercised constitutes default of the employment agreements between the members of the class and VSL. The Labor Class Action seeks compensatory damages for the entire class in an unspecified amount. Subsequent to the end of the quarter ended April 30, 2009, on July 9, 2009, we filed a motion for summary dismissal and alternatively for the stay of the Labor Motion. A preliminary session was held on July 12, 2009. Ms. Deutsch filed her response to our response on November 10, 2009. On February 8, 2010, the Tel Aviv Labor Court dismissed the case for lack of material jurisdiction and ruled that it will be transferred to the District Court in Tel Aviv.

On August 29, 2006, A. Edward Miller filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of Georgia, Atlanta Division, naming Witness as a nominal defendant and naming all of Witness’ directors and a number of its officers as defendants (Miller v. Gould, et al., Civil Action No. 1:06-CV-2039 (N.D. Ga.)). The complaint alleged purported violations of federal and state law, and violations of certain anti-fraud provisions of the federal securities laws (including Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rules 10b-5 and 14a-9 thereunder) in connection with certain stock option grants made by Witness. The complaint sought monetary damages in unspecified amounts, disgorgement of profits, an accounting, rescission of stock option grants, imposition of a constructive trust over the defendants’ stock options and proceeds derived therefrom, punitive damages, reimbursement of attorneys’ fees and other costs and expenses, an order directing Witness to adopt or put to a stockholder vote various proposals relating to corporate governance, and other relief as determined by the court. On March 11, 2009, the Court granted defendants’ motion to dismiss the complaint in its entirety, with prejudice. Plaintiff did not file an appeal and the time to do so under the federal rules has elapsed.
13. Segment Information
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
With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment. Consequently, it is not practical to present assets by operating segment. There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the three months ended April 30, 2009 and 2008.

Operating results by segment for the three months ended April 30, 2009 and 2008 were as follows:

	Three Months Ended April 30,
(in thousands)	2009	2008

Revenue:
Workforce Optimization
Segment Revenue	$85,314	$83,863
Revenue adjustment	—	4,290

	85,314	79,573

Video Intelligence	41,678	29,331
Communications Intelligence	48,156	46,050

Total revenue	$175,148	$154,954

Segment contribution:
Workforce Optimization	$40,264	$26,541
Video Intelligence	19,834	2,945
Communications Intelligence	20,789	14,828

Total segment contribution	80,887	44,314

Unallocated expenses, net:
Amortization of other acquired intangible assets	8,029	9,039
Stock-based compensation	6,558	8,491
Integration, restructuring and other, net	13	4,955
Other unallocated expenses	30,278	40,462

	44,878	62,947

Operating income (loss)	36,009	(18,633)
Other expense, net	(11,169)	(4,438)

Income (loss) before provision for income taxes	$24,840	$(23,071)

For the three months ended April 30, 2008, Workforce Optimization segment revenue includes $4.3 million of additional revenue, primarily related to deferred maintenance and service revenue, not recognizable in our GAAP revenue as a result of purchase accounting following our May 2007 acquisition of Witness. We include this additional revenue within our segment revenue because it better reflects our ongoing maintenance and service revenue stream.

14. Subsequent Events
Wells Notices
On April 9, 2008, as we previously reported, we received a “Wells Notice” from the staff of the SEC arising from the staff’s investigation of our past stock option grant practices and certain unrelated accounting matters. These accounting matters were also the subject of our internal investigation. On March 3, 2010, the SEC filed a settled enforcement action against us in the United States District Court for the Eastern District of New York relating to certain of our accounting reserve practices. Without admitting or denying the allegations in the SEC’s Complaint, we consented to the issuance of a Final Judgment permanently enjoining us from violating Section 17(a) of the Securities Act of 1933, as amended (the “Securities Act”), Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act, and Rules 13a-1 and 13a-13 thereunder. The settled SEC action did not require us to pay any monetary penalty and sought no relief beyond the entry of a permanent injunction. The SEC’s related press release noted that, in accepting the settlement offer, the SEC considered our remediation and cooperation in the SEC’s investigation. The settlement was approved by the United States District Court for the Eastern District of New York on March 9, 2010.
On December 23, 2009, as we previously reported, we received an additional “Wells Notice” from the staff of the SEC relating to our failure to timely file periodic reports under the Exchange Act. Under the SEC’s Wells process, recipients of a Wells Notice have the opportunity to make a Wells Submission before the SEC staff makes a recommendation to the SEC regarding what action, if any, should be brought by the SEC. After considering our Wells Submission, on March 3, 2010, the SEC issued an Order Instituting Proceedings (“OIP”) pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our previous failure to file an annual report on either Form 10-K or Form 10-KSB since April 25, 2005 or quarterly reports on either Form 10-Q or Form 10-QSB since December 12, 2005. On May 28, 2010, we entered into an agreement in principle with the SEC’s Division of Enforcement regarding the terms of a settlement of the SEC’s Section 12(j) proceeding. Under the agreement in principle, the Division of Enforcement will recommend to the SEC that the Section 12(j) proceeding against us be dismissed if we file our Form 10-Q for the three months ended April 30, 2010 on a timely basis and file our Forms 10-Q for the three months ended April 30, 2009, July 31, 2009, and October 31, 2009 by 5:30 p.m. EDT on June 21, 2010. The agreement in principle is subject to approval by the SEC. As a result of the agreement in principle, on June 1, 2010, a joint motion by the parties to stay the Section 12(j) proceeding was granted by the administrative law judge hearing the case and a conference was scheduled for July 2, 2010 to discuss the status of settlement. If the proceeding is not dismissed, we intend to vigorously defend the matter. On June 9, 2010, we timely filed our Quarterly Report on Form 10-Q for the three months ended April 30, 2010.

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
We have included the acquisition-date estimated fair value of the contingent consideration of $3.2 million as a component of the purchase price of Iontas. The acquisition-date fair value of the contingent consideration was measured based on the probability-adjusted present value of the contingent consideration expected to be earned and transferred.
Our purchase price to acquire Iontas also includes $1.5 million of prepayments for product licenses and support services procured from Iontas prior to the acquisition date, partially offset by $0.7 million of trade accounts payable to Iontas as of the acquisition date.
The following table sets forth the components and the preliminary allocation of the purchase price of Iontas:

(in thousands)	Amount

Components of Purchase Price:
Cash	$17,861
Fair value of contingent consideration	3,224
Prepaid product licenses and support services	1,493
Trade accounts payable	(712)

Total purchase price	$21,866

Preliminary Allocation of Purchase Price:
Net tangible assets	$1,740
Identifiable intangible assets:
Developed technology	6,949
Non-competition agreements	278

Total identifiable intangible assets	7,227

Goodwill	12,899

Total purchase price	$21,866

Among the factors that contributed to the recognition of goodwill in this transaction were the expansion of our desktop analytical capabilities, the expansion of our suite of products and services, and the addition of an assembled workforce. This goodwill has been assigned to our Workforce Optimization segment, and is not deductible for income tax purposes.
We incurred $1.2 million of transaction costs, primarily professional fees, directly related to the acquisition of Iontas, which were expensed as incurred.
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
The following management’s discussion and analysis of our financial condition and results of operations is designed to provide a better understanding of the significant factors related to our results of operations and financial condition. The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2009 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. In addition, because we have filed our Annual Report on Form 10-K for the year ended January 31, 2010, which contains information for periods subsequent to April 30, 2009, you should read the information presented below in conjunction with the Annual Report on Form 10-K for the year ended January 31, 2010. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward Looking Statements”.
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
Critical Accounting Policies and Estimates
Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2009 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2009, and include the following:
•	revenue recognition;
•	accounting for business combinations;
•	impairment of goodwill and other intangible assets;
•	accounting for income taxes;
•	contingencies;
•	accounting for stock-based compensation; and
•	allowance for doubtful accounts.
There were no material changes during the three months ended April 30, 2009 to our critical accounting policies and estimates as disclosed in our Form 10-K for the year ended January 31, 2009.

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

Results of Operations
Financial Overview
The following table sets forth summary financial information for the three months ended April 30, 2009 and 2008:

	Three Months Ended April 30,
(in thousands, except per share data)	2009	2008

Revenue	$175,148	$154,954

Operating income (loss)	$36,009	$(18,633)

Net income (loss) attributable to Verint Systems Inc. common shares	$16,372	$(28,458)

Net income (loss) per share attributable to Verint Systems Inc.:
Basic	$0.50	$(0.88)

Diluted	$0.47	$(0.88)

Three Months Ended April 30, 2009 compared to Three Months Ended April 30, 2008. Our revenue increased approximately 13%, or $20.1 million, to $175.1 million in the three months ended April 30, 2009 from $155.0 million in the three months ended April 30, 2008. The increase was due to revenue increases in all three of our operating segments. In our Workforce Optimization segment, revenue increased by $5.7 million, or 7%, due to an increase in Residual Method revenue associated with product delivery to customers, as well as an increase in maintenance renewal revenue recognized at full value as a result of the elimination of the impact of purchase accounting adjustments to support obligations assumed which amounted to $4.2 million in the three months ended April 30, 2008. These increases were partially offset by a decrease in revenue due to the impact of the weakening British pound sterling relative to the U.S. dollar on our revenue in Europe, the Middle East, and Africa (“EMEA”). We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, as required by business combination accounting rules, revenue related to maintenance contracts in the amount of $4.2 million that would have been otherwise recorded by Witness as an independent entity, was not recognized in the three months ended April 30, 2008. Historically, substantially all of our customers, including customers from acquired companies, renew their maintenance contracts when such contracts are eligible for renewal. To the extent these underlying maintenance contracts are renewed, we will recognize the revenue for the full value of these contracts over the maintenance periods, the substantial majority of which are one year. In our Video Intelligence segment, revenue increased $12.4 million, or 42%, almost entirely due to the product delivery of an order from a major customer. In our Communications Intelligence segment, revenue increased $2.1 million, or 5%. For more details on our revenue by segment, see “- Revenue by Operating Segment”. Revenue in the Americas, EMEA, and the Asia Pacific Region (“APAC”) represented approximately 54%, 24%, and 22% of our total revenue, respectively, in the three months ended April 30, 2009 compared to approximately 50%, 35%, and 15%, respectively, in the three months ended April 30, 2008.

We had operating income of $36.0 million in the three months ended April 30, 2009 compared to an operating loss of $18.6 million in the three months ended April 30, 2008. The increase in operating income was due to an increase in gross profit of $26.3 million to $118.1 million, or 67%, from $91.8 million, or 59%, coupled with a decrease in operating expenses of $28.3 million. The increase in gross profit was primarily due to higher revenue and higher gross profit in all three of our operating segments. Product margins increased in our Video Intelligence segment mainly as a result of a more favorable product mix. Service margins increased due to our cost-saving initiatives, as well as the fact that, in certain cases, expenses associated with service revenue recognized in the three months ended April 30, 2009 under the Ratable Method were recorded in prior periods when the costs were incurred. The cost of revenue associated with services is generally expensed as incurred in the period in which the services were performed, which is not necessarily the period in which revenue was recognized, with the exception of certain transactions accounted for under Contract Accounting Method revenue. The decrease in our operating expenses was due to our cost saving initiatives, a $4.9 million decrease in integration, restructuring and other, and a decline in operating expenses as a result of the strengthening U.S. dollar relative to the major foreign currencies where we do business (primarily the British pound sterling, euro, Israeli shekel and Canadian dollar).
We had net income attributable to Verint Systems Inc. common shares of $16.4 million and diluted net income per share of $0.47 in the three months ended April 30, 2009, compared to a net loss attributable to Verint Systems Inc. common shares of $28.5 million and a net loss per share of $0.88 in the three months ended April 30, 2008. The increase in our net income attributable to Verint Systems Inc. common shares and net income per share in the three months ended April 30, 2009 was due to our higher gross profit and lower operating expenses as described above, partially offset by $6.8 million of higher interest and other expenses, net and higher income tax expenses of $2.6 million.
The strengthening of the U.S. dollar relative to the major foreign currencies where we do business (primarily the British pound sterling, euro, Israeli shekel and Canadian dollar) in the three months ended April 30, 2009 compared to the three months ended April 30, 2008 had an unfavorable impact on our revenue and a favorable impact on our operating expenses. Had foreign exchange rates remained constant in these periods, our total revenue would have been approximately $8 million higher and our operating expenses and cost of revenue would have been approximately $9 million higher, or would have resulted in a net unfavorable impact of approximately $1 million on our operating income.
As of April 30, 2009, we employed approximately 2,500 personnel, including employees, part-time employees and certain contractors, as compared to approximately 2,600 as of April 30, 2008.

Revenue by Operating Segment
The following table sets forth revenue for each of our three operating segments for the three months ended April 30, 2009 and 2008:

	Three Months Ended April 30,		% Change
(in thousands)	2009	2008	2009 – 2008

Workforce Optimization	$85,314	$79,573	7%
Video Intelligence	41,678	29,331	42%
Communications Intelligence	48,156	46,050	5%

Total revenue	$175,148	$154,954	13%

Workforce Optimization Segment
Three Months Ended April 30, 2009 compared to Three Months Ended April 30, 2008. Workforce Optimization revenue increased approximately 7%, or $5.7 million, to $85.3 million in the three months ended April 30, 2009 from $79.6 million in the three months ended April 30, 2008. The increase was due to an increase in Residual Method revenue associated with product deliveries, as well as maintenance renewal revenue recognized at full value as a result of the elimination of the impact of purchase accounting adjustments to support obligations assumed. We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their fair value at the acquisition date. As a result, as required by business combination accounting rules, revenue related to maintenance contracts in the amount of $4.2 million that would have been otherwise recorded by Witness as an independent entity, was not recognized in the three months ended April 30, 2008 but had no impact on our results during the three months ended April 30, 2009. These increases were partially offset by a decrease in revenue due to the impact of the weakening British pound sterling relative to the U.S. dollar relating to our revenue in EMEA.
Video Intelligence Segment
Three Months Ended April 30, 2009 compared to Three Months Ended April 30, 2008. Video Intelligence revenue increased approximately 42%, or $12.4 million, to $41.7 million in the three months ended April 30, 2009 from $29.3 million in the three months ended April 30, 2008. The increase was almost entirely due to the product delivery of an order from a major customer.

Communications Intelligence Segment
Three Months Ended April 30, 2009 compared to Three Months Ended April 30, 2008. Communications Intelligence revenue increased approximately 5%, or $2.1 million, to $48.2 million in the three months ended April 30, 2009 from $46.1 million in the three months ended April 30, 2008. This increase was primarily due to an increase of approximately $10 million in Contract Accounting Method revenue associated with work performed on customized projects partially offset by a decrease of approximately $6 million in Residual Method revenue associated with the timing of the completion of customer installations as well as a decrease of approximately $2 million in Ratable Method revenue associated with decreased support revenue.
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
The following table sets forth revenue for products and service and support for the three months ended April 30, 2009 and 2008:

	Three Months Ended April 30,		% Change
(in thousands)	2009	2008	2009 – 2008

Product revenue	$97,071	$84,846	14%
Service and support revenue	78,077	70,108	11%

Total revenue	$175,148	$154,954	13%

Product Revenue
Three Months Ended April 30, 2009 compared to Three Months Ended April 30, 2008. Product revenue increased approximately 14%, or $12.3 million, to $97.1 million in the three months ended April 30, 2009 from $84.8 million in the three months ended April 30, 2008. The increase was primarily in our Video Intelligence segment, which represented approximately 96% of the product revenue increase. For additional information see “- Revenue by Operating Segment”.

Service and Support Revenue
Three Months Ended April 30, 2009 compared to Three Months Ended April 30, 2008. Service and support revenue increased approximately 11%, or $8.0 million, to $78.1 million for the three months ended April 30, 2009 from $70.1 million in the three months ended April 30, 2008. The increase was primarily in our Workforce Optimization segment which represented $5.5 million of the total increase, as well as a combined increase of $2.5 million in our Video Intelligence and Communications Intelligence segments. The increase in our Workforce Optimization segment was primarily due to an increase in maintenance renewal revenue recognized at full value as a result of the elimination of the impact of purchase accounting adjustments to support obligations assumed. We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their fair value at the acquisition date. As a result, as required by business combination accounting rules, revenue related to maintenance contracts in the amount of $4.2 million that would have been otherwise recorded by Witness as an independent entity, was not recognized in the three months ended April 30, 2008 but had no impact on our results during the three months ended April 30, 2009. For additional information see “- Revenue by Operating Segment”.
Cost of Revenue
The following table sets forth cost of revenue by product and service and support as well as amortization of acquired technology and backlog for the three months ended April 30, 2009 and 2008:

	Three Months Ended April 30,		% Change
(in thousands)	2009	2008	2009 – 2008

Product cost of revenue	$32,057	$30,839	4%
Service and support cost of revenue	22,913	30,024	(24%)
Amortization of acquired technology and backlog	2,099	2,325	(10%)

Total cost of revenue	$57,069	$63,188	(10%)

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

Three Months Ended April 30, 2009 compared to Three Months Ended April 30, 2008. Product cost of revenue increased approximately 4% to $32.1 million in the three months ended April 30, 2009 from $30.8 million in the three months ended April 30, 2008 primarily in our Communications Intelligence segment. Employee compensation and related expenses increased $1.0 million and contractor expenses increased $0.4 million primarily as a result of more work performed on customized projects accounted for under the Contract Accounting Method revenue in our Communications Intelligence segment. For additional information see “- Revenue by Operating Segment”. Our overall product margins have increased to 67% in the three months ended April 30, 2009 from 64% in the three months ended April 30, 2008 as a result of an increase in product revenue and a change in product mix. Product margins in our Video Intelligence segment increased to 65% in the three months ended April 30, 2009 from 49% in the three months ended April 30, 2008 primarily due to an increase in revenue, resulting in a better absorption of overhead costs, coupled with a higher software component, which carries a higher gross margin, in the overall product mix.
Service and Support Cost of Revenue
Service and support cost of revenue primarily consist of employee compensation and related expenses, contractor costs, and travel expenses relating to installation, training, consulting, and maintenance services. Service and support cost of revenue also include stock-based compensation expenses, facility costs, and other overhead expenses.
Three Months Ended April 30, 2009 compared to Three Months Ended April 30, 2008. Service and support cost of revenue decreased approximately 24% to $22.9 million in the three months ended April 30, 2009 from $30.0 million in the three months ended April 30, 2008. Employee compensation and related expenses decreased $3.6 million primarily in our Workforce Optimization segment due to a decrease in employee headcount resulting from the elimination of redundancies and other cost saving initiatives following the Witness acquisition, and partially due to a decrease in employee headcount in our Video Intelligence and Communications Intelligence segments as a result of our cost saving initiatives. Other expense decreases include a decrease in travel costs of $1.3 million, a decrease in contractor costs of $1.3 million, a decrease in stock-based compensation of $0.5 million, and other expense reductions totaling $0.4 million all of which were primarily due to our cost saving initiatives. Our overall service and support margins increased to 71% in the three months ended April 30, 2009 from 57% in the three months ended April 30, 2008 due to increased service and support revenue and the decrease in service and support expenses discussed above. Contributing to the increase in service and support margins was the fact that in certain cases expenses associated with service and support revenue recognized in the three months ended April 30, 2009 under the Ratable Method were recorded in prior periods when the costs were incurred. The cost of revenue associated with services is generally expensed as incurred in the period in which the services were performed, which is not necessarily the period in which revenue was recognized, with the exception of certain transactions accounted for under Contract Accounting Method revenue.
Amortization of Acquired Technology and Backlog
Three Months Ended April 30, 2009 compared to Three Months Ended April 30, 2008. Amortization of acquired technology and backlog decreased approximately 10% to $2.1 million in the three months ended April 30, 2009 from $2.3 million in the three months ended April 30, 2008 primarily due to the weakening of the British pound sterling in which some of our intangible assets are denominated.

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
The following table sets forth research and development, net expenses for the three months ended April 30, 2009 and 2008:

	Three Months Ended April 30,		% Change
(in thousands)	2009	2008	2009 – 2008

Research and development, net	$18,901	$24,262	(22%)

Three Months Ended April 30, 2009 compared to Three Months Ended April 30, 2008. Research and development, net expenses decreased approximately 22% to $18.9 million in the three months ended April 30, 2009 from $24.3 million in the three months ended April 30, 2008. Employee compensation and related expenses decreased $3.1 million, due to, in approximately equal measure, lower expenses in our Communications Intelligence segment as a result of a smaller portion of employees’ time devoted to generic product development rather than specific customization work for projects accounted for under the Contract Accounting Method, lower expenses in our Video Intelligence segment due to a decrease in employee headcount as a result of our cost saving initiatives, and lower expenses in our Workforce Optimization segment due to the elimination of redundancies and other cost saving initiatives following the Witness acquisition. Contractor costs decreased $1.2 million primarily attributable to cost saving initiatives in our Workforce Optimization segment following the Witness acquisition. Other expense decreases include a decrease in stock-based compensation of $0.6 million and other expenses totaling $0.5 million all of which were primarily due to our cost saving initiatives. The above decreases include the effect of the strengthening of the U.S. dollar relative to the major foreign currencies where we do business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general. and administrative expenses for the three months ended April 30, 2009 and 2008:

	Three Months Ended April 30,		% Change
(in thousands)	2009	2008	2009 – 2008

Selling, general and administrative	$57,226	$74,468	(23%)

Three Months Ended April 30, 2009 compared to Three Months Ended April 30, 2008. Selling, general, and administrative expenses decreased approximately 23% to $57.2 million in the three months ended April 30, 2009 from $74.5 million in the three months ended April 30, 2008. Employee compensation and related expenses decreased $5.0 million, attributable to lower headcount as a result of our cost saving initiatives. Sales commissions decreased $1.2 million due to a decline in customer orders received during the quarter. Stock-based compensation decreased $0.8 million. Other expense decreases include decreases in professional fees of $1.9 million, travel and entertainment expenses of $2.1 million, marketing services of $1.7 million, and communication, personnel, rent and utilities, supplies, and insurance of $2.3 million, and other expense reductions totaling $2.3 million, all of which were due to our cost saving initiatives. Professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status totaled approximately $7 million in each of the three months ended April 30, 2009 and April 30, 2008. The above decreases include the effect of the strengthening of the U.S. dollar relative to the major foreign currencies where we do business.
Amortization of Other Acquired Intangible Assets
The following table sets forth amortization of acquisition related intangibles for the three months ended April 30, 2009 and 2008:

	Three Months Ended April 30,		% Change
(in thousands)	2009	2008	2009 – 2008

Amortization of other acquired intangible assets	$5,930	$6,714	(12%)

Three Months Ended April 30, 2009 compared to Three Months Ended April 30, 2008. Amortization of other acquired intangible assets decreased approximately 12% to $5.9 million in the three months ended April 30, 2009 from $6.7 million in the three months ended April 30, 2008 primarily due to the strengthening of the U.S. dollar relative to the British pound sterling in which some of our intangible assets are denominated.

Integration, Restructuring, and Other, Net
The following table sets forth integration, restructuring, and other, net for the three months ended April 30, 2009 and 2008:

	Three Months Ended April 30,		% Change
(in thousands)	2009	2008	2009 – 2008

Restructuring expenses	$13	$201	(94%)
Integration expenses	—	1,237	(100%)
Other legal expenses	—	3,517	(100%)

Integration, restructuring and other, net	$13	$4,955	(100%)

Integration and Restructuring Costs
Three Months Ended April 30, 2008. We continually review our business to manage costs and align our resources with market demand. In connection with such reviews, and also in conjunction with the acquisition of Witness, we continued to take several actions to reduce fixed costs, eliminate redundancies, strengthen areas needing operational focus, and better position us to respond to market pressures or unfavorable economic conditions. We incurred restructuring costs of $0.2 million, consisting primarily of severance and personnel-related costs resulting from headcount reductions and retention, due to the acquisition of Witness and the restructuring of our Video Intelligence segment. As a result of the subsequent integration of the Witness and Verint businesses, and our enterprise resource planning re-engineering project, we incurred integration costs of $1.2 million, the majority of which were consulting fees.
Other Legal Expenses
Three Months Ended April 30, 2008. We incurred legal fees of $3.5 million associated with intellectual property litigation assumed in the Witness acquisition. On August 1, 2008 we reached a settlement agreement to resolve this litigation.

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the three months ended April 30, 2009 and 2008:

	Three Months Ended April 30,		% Change
(in thousands)	2009	2008	2009 – 2008

Interest income	$147	$547	(73%)

Interest expense	(6,353)	(9,912)	(36%)

Other income (expense):
Losses on investments	—	(449)	(100%)
Foreign currency gains (losses), net	(938)	1,356	(169%)
Gains (losses) on derivatives, net	(3,539)	4,368	(181%)
Other, net	(486)	(348)	40%

Total other income (expense)	(4,963)	4,927	(201%)

Total other expense, net	$(11,169)	$(4,438)	152%

Three Months Ended April 30, 2009 compared to Three Months Ended April 30, 2008. Total other expense, net, increased $6.8 million to an expense of $11.2 million in the three months ended April 30, 2009, compared to an expense of $4.4 million in the three months ended April 30, 2008. Interest income decreased to $0.1 million in the three months ended April 30, 2009 from $0.5 million in the three months ended April 30, 2008 primarily due to lower interest rates. Interest expense on our term loan and revolving credit facility decreased to $6.4 million in the three months ended April 30, 2009 from $9.9 million in the three months ended April 30, 2008 due to lower interest rates during the three months ended April 30, 2009. We recorded a $0.9 million loss on foreign currency in the three months ended April 30, 2009 compared to a $1.4 million gain in the prior year quarter. Foreign currency losses in the three months ended April 30, 2009 resulted from the strengthening of the U.S. dollar against the British pound sterling, euro and Israeli shekel as compared to foreign currency gains in the three months ended April 30, 2008 resulting from the weakening of the U.S. dollar against the British pound sterling, euro, and Israeli shekel.
In the three months ended April 30, 2009, we recorded a net loss on derivatives of $3.5 million. This loss was primarily attributable to a $3.7 million loss in connection with a $450.0 million interest rate swap contract entered into concurrently with our credit agreement. This interest rate swap is not designated as a hedging instrument under derivative accounting guidance, and accordingly, gains and losses from changes in the fair value are recorded in other income (expense), net. This loss was partially offset by a $0.2 million gain on foreign currency derivatives, which represented the realized and unrealized portions of certain foreign currency derivatives.
In the three months ended April 30, 2008, we recorded a net gain on derivatives of $4.4 million, primarily attributable to a $450.0 million interest rate swap contract entered into concurrently with our credit agreement.

Income Tax Provision
The following table sets forth our income tax provision for the three months ended April 30, 2009 and 2008:

	Three Months Ended April 30,		% Change
(in thousands)	2009	2008	2009 – 2008

Provision for income taxes	$4,268	$1,706	150%

Three Months ended April 30, 2009 compared to Three Months ended April 30, 2008. Our effective tax rate was 17.2% for the three months April 30, 2009, as compared to (7.4)% for the three months ended April 30, 2008. For the period April 30, 2009, our overall effective tax rate was lower than the U.S. federal statutory rate because we recorded an income tax provision on income from our foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, but did not record significant federal income tax benefit because we maintain a valuation allowance against our U.S. deferred tax assets. Our effective tax rate for the three months ended April 30, 2008 was negative due to the fact that we reported income tax expense on a consolidated pre-tax loss, primarily because we recorded a valuation allowance against certain pre-tax losses while, at the same time, we recorded an income tax provision in profitable jurisdictions. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by taxing jurisdiction, foreign income tax rate differentials, relative impact of permanent book to tax differences, the effects of the valuation allowances, and discrete items that occur within the period.
Backlog
The delivery cycles of most of our products are generally very short, ranging from days to several months, with the exception of certain projects with multiple deliverables over a longer period of time. Therefore, we do not view backlog as a meaningful indicator of future business activity and do not consider it a meaningful financial metric for evaluating our business.
Liquidity and Capital Resources
Overview
Our primary sources of cash have historically been collections of our accounts receivable for services and products as well as cash advances from our customers, and may in the future include cash raised from equity and/or debt financings. Our primary uses of cash have been for selling and marketing activities, research and development, interest expense and related interest rate swap settlements, professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status, capital expenditures, acquisitions of businesses, repayments of borrowings and dividends paid to the noncontrolling stockholders of our joint venture.

Statements of Cash Flows
The following table sets forth, as of April 30, 2009 and January 31, 2009, cash and cash equivalents, preferred stock and long-term debt:

	April 30,	January 31,
(in thousands)	2009	2009

Cash and cash equivalents	$136,172	$115,928

Preferred stock (at carrying value)	$285,542	$285,542

Long-term debt	$620,332	$620,912

At April 30, 2009, our cash and cash equivalents were $136.2 million, an increase of $20.2 million from January 31, 2009. This increase in cash is due to our strong operating performance.
The following table summarizes selected items from our condensed consolidated statements of cash flows for the quarters ended April 30, 2009 and 2008:

	Three Months Ended April 30,
(in thousands)	2009	2008

Net cash provided by operating activities	$27,442	$47,928
Net cash used in investing activities	(4,299)	(10,930)
Net cash used in financing activities	(3,704)	(104)
Effect of exchange rate changes on cash and cash equivalents	805	405

Net increase in cash and cash equivalents	$20,244	$37,299

Net cash provided by operating activities
During the three months ended April 30, 2009, we generated $27.4 million in cash in operating activities. This $27.4 million in cash from operating activities was due to net income of $20.6 million and non-cash items of $24.6 million, primarily depreciation and amortization and stock-based compensation, and lower deferred cost of revenue of $7.0. These increases were partially offset by lower accounts payable and accrued expenses of $15.0 million, higher prepaid expenses and other assets of $6.7 million, and higher accounts receivable of $5.4 million.
During the three months ended April 30, 2008, we reported a $24.8 million net loss, which included $21.3 million of net non-cash expenses. Net changes in operating assets and liabilities provided $51.4 million of cash during this three-month period which, when combined with the impact of the period’s net loss and non-cash expenses, resulted in $47.9 million of cash provided by operating activities. The primary non-cash expenses for the period were $14.4 million of depreciation and amortization and $7.9 million of stock-based compensation. The net changes in operating assets and liabilities during the period included a $29.0 million increase in deferred revenue, a $10.1 million decrease in accounts receivable, an $8.1 million increase in accounts payable and accrued expenses and a $5.5 million decrease in prepaid expenses and other assets.
Net cash used by investing activities
During the three months ended April 30, 2009, we used $4.3 million in cash primarily due to settlements of derivative financial instruments not designated as hedges of $3.9 million.
During the three months ended April 30, 2008, our investing activities used $10.9 million of cash, including $4.6 million of capital expenditures and an increase of $4.1 million in restricted cash and bank time deposits, which is presented within Other investing activities on the condensed consolidated statement of cash flows.

Net cash used in financing activities
During the three months ended April 30, 2009, we used $3.7 million in cash, reflecting $2.1 million of dividends paid to the noncontrolling stockholders of our joint venture and $1.6 million in repayments of financing arrangements.
Our financing activities were minimal during the three months ended April 30, 2008, using $0.1 million of cash.
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
Our liquidity could be negatively impacted by a decrease in demand for our products and service and support, including the impact of changes in customer buying behavior due to the general global economic downturn. We have incurred significant professional fees and related expenses in connection with our restatement of previously filed financial statements and our extended filing delay status, and we expect that we will continue to incur significant professional fees and costs through the first half of calendar 2010 and some related expenses remaining in the second half of the year. Our liquidity could be negatively impacted by these additional fees and costs. In the event we determine to make acquisitions, or otherwise require additional funds, we may need to raise additional capital, which could involve the issuance of equity or debt securities. There can be no assurance that we would be able to raise additional equity or debt in the private or public markets on terms favorable to us, or at all.
On May 25, 2007, we entered into a $650.0 million term loan and a $25.0 million revolving credit facility with a group of banks to fund a portion of the acquisition of Witness. As of April 30, 2009, our outstanding term loan balance was $610 million. As of June 2010, our outstanding term loan balance has been reduced to $583.2 million. The original $25.0 million revolving credit facility was reduced to $15.0 million in September 2008 due to the bankruptcy of Lehman Brothers and the termination of its commitment under the credit facility. We borrowed the entire $15.0 million available to us in November 2008 and currently have no remaining balance available to us. The term loan matures on May 25, 2014 and the revolving credit facility matures on May 25, 2013.
The credit agreement requires mandatory prepayments from the proceeds of certain asset sales, excess cash flow as defined by the agreement (for the year ended January 31, 2009, we made a $4.1 million prepayment in May 2009 and for the year ended January 31, 2010, we made a $22.1 million prepayment in May 2010 as required by the annual excess cash flow requirement), proceeds of indebtedness, and quarterly principal repayments (we made a $0.6 million required quarterly principal repayment in February 2010). Any re-borrowings under the revolving credit facility are dependent upon certain conditions including the absence of any material adverse effect or change on our business, as defined in the credit agreement.

The credit agreement contains one financial covenant that requires us to meet a certain consolidated leverage ratio, defined as our consolidated net total debt divided by consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the trailing four quarters. EBITDA is defined in our credit agreement as net income/(loss) plus income tax expense, interest expense, depreciation and amortization, losses related to hedge agreements, any extraordinary, unusual, or non-recurring expenses or losses, any other non-cash charges, and expenses incurred or taken prior to April 30, 2008 in connection with our acquisition of Witness, minus interest income, any extraordinary, unusual, or non-recurring income or gains, gains related to hedge agreements, and any other non-cash income. Under the credit agreement, the consolidated leverage ratio could not exceed 4.50:1 for the quarterly periods ended January 31, April 30, July 31, and October 31, 2009, and we were in compliance with such requirement as of such dates. For the quarterly periods ended January 31 and April 30, 2010, and the quarterly periods ending July 31 and October 31, 2010, the consolidated leverage ratio could not exceed 3:50:1. As of January 31, 2010 and April 30, 2010, we were in compliance with such requirement. For the quarterly periods ending January 31, April 30, July 31, and October 31, 2011, the consolidated leverage ratio cannot exceed 2.50:1. For the quarterly period ending January 31, 2012 and thereafter, the consolidated leverage ratio cannot exceed 2.00:1.
Based on debt levels as of the date of the filing of this report and our expectations for EBITDA, we may reduce our outstanding debt by the end of the year ending January 31, 2011 in order to maintain compliance with the consolidated leverage ratio covenant using available cash or we may attempt to raise cash from equity or debt financings. Alternatively, we may attempt to modify the credit agreement terms or refinance the bank debt. There can be no assurance that we will be successful with any such financing activities.
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
Contractual Obligations
There were no material changes in our contractual obligations or commercial commitments during the three months ended April 30, 2009.

Off-Balance Sheet Arrangements
As of April 30, 2009, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. There were no material changes in our off-balance sheet arrangements during the three months ended April 30, 2009.
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
Our Annual Report on Form 10-K for the year ended January 31, 2009, filed with the SEC on April 8, 2010 provides a detailed discussion of the market risks affecting our operations for the year ended January 31, 2009. We believe our exposure to these market risks did not materially change during the three months ended April 30, 2009.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2009, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended January 31, 2009.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.
Changes in Internal Control Over Financial Reporting
Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our Annual Report on Form 10-K for the year ended January 31, 2010, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting identified as of January 31, 2009 in Item 9A of our Annual Report on Form 10-K for the year ended January 31, 2009. These remedial procedures entailed changes in our internal control over financial reporting throughout the course of the year ended January 31, 2010, including during the quarter ended April 30, 2009. However, as of April 30, 2009, these changes were not yet effective in remediating the material weaknesses identified in our Annual Report on Form 10-K for the year ended January 31, 2009. As discussed in Item 9A of our Annual Report on Form 10-K for the year ended January 31, 2010, the material weaknesses related to risk assessment and equity compensation, as well as certain areas of the financial reporting material weakness identified as of January 31, 2009, were remediated as of January 31, 2010.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
The following is a summary of material legal proceedings which arose, or in which there were material developments, during the three months ended April 30, 2009.
On March 26, 2009, a motion to approve a class action lawsuit (the “Labor Motion”) and the class action lawsuit itself (the “Labor Class Action”) (Labor Case No. 4186/09) were filed against our subsidiary, Verint Systems Limited (“VSL”), by a former employee of VSL, Orit Deutsch, in the Tel Aviv Labor Court. Ms. Deutsch purports to represent a class of our employees and ex-employees who were granted options to buy shares of Verint and to whom allegedly, damages were caused as a result of the blocking of the ability to exercise Verint options by our employees or ex-employees. The Labor Motion and the Labor Class Action both claim that we are responsible for the alleged damages due to our status as employer and that the blocking of Verint options from being exercised constitutes default of the employment agreements between the members of the class and VSL. The Labor Class Action seeks compensatory damages for the entire class in an unspecified amount. Subsequent to the end of the quarter ended April 30, 2009, on July 9, 2009, we filed a motion for summary dismissal and alternatively for the stay of the Labor Motion. A preliminary session was held on July 12, 2009. Ms. Deutsch filed her response to our response on November 10, 2009. On February 8, 2010, the Tel Aviv Labor Court dismissed the case for lack of material jurisdiction and ruled that it will be transferred to the District Court in Tel Aviv.
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
Please see Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the year ended January 31, 2010 for a discussion of all material legal proceedings as of the filing date of such report. Please see Part II, Item 1, “Legal Proceedings’ in our Quarterly Report on Form 10-Q for the three months ended April 30, 2010 for a discussion of material updates, if any, to the disclosure in the Form 10-K as of the filing date of such quarterly report.

Item 1A.	Risk Factors
Please see Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended January 31, 2010 for a discussion of the principal risks to our business, financial condition, and results of operations as of the filing date of such report. Please see Part II, Item 1A, “Risk Factors’ in our Quarterly Report on Form 10-Q for the three months ended April 30, 2010 for a discussion of material updates, if any, to the disclosure in the Form 10-K as of the filing date of such quarterly report.

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
The following summarizes various time-based equity awards approved by the stock option committee on the dates listed below during or subsequent to the three months ended April 30, 2009 (excluding directors and executive officers) in the United States and elsewhere throughout the world under the application of the no sale theory or under the exemption provided by Regulation S of the Securities Act:
•	March 4, 2009 — equity awards representing approximately 585,000 shares;
•	May 20, 2009 — equity awards representing approximately 458,000 shares;
•	March 17, 2010 — equity awards representing approximately 283,850 shares; and
•	April 17, 2010 — equity awards representing approximately 209,900 shares.

The following summarizes various time-based and performance-based equity awards approved by the board of directors or the stock option committee on the dates listed below during or subsequent to the three months ended April 30, 2009 under a private placement exemption to directors, executive officers, or other employees qualifying as accredited investors (with officer performance awards included at target levels):
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
Issuer Purchases of Equity Securities
Our board of directors has approved a program to repurchase shares of our common stock from our independent directors, and such other directors as may from time to time be designated by the board of directors, upon vesting of restricted stock grants during our extended filing delay period, in order to provide funds to the recipient for the payment of associated income taxes. From time to time, our board of directors has also approved repurchases from executive officers for the same purpose when a vesting has occurred during a blackout period and on November 24, 2009, the board of directors approved a repurchase program for our executive officers similar to the one for our directors. On June 4, 2010, the officer repurchase program was extended through the date of our next meeting of stockholders at which a new equity incentive plan is approved. We record any repurchases of common stock as treasury stock. During the three months ended April 30, 2009, we did not repurchase any common shares.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Removed and Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibit list includes exhibits that we entered into or that became effective during the three months ended April 30, 2009.

Filed Herewith / Incorporated by
Number	Description	Reference from

10.01	Amendment No. 2 to Verint Systems Inc. Stock Incentive Compensation Plan (dated March 4, 2009)	Form 10-K filed on March 17, 2010
10.02	Form of Restricted Stock Award Agreement to an Independent Director, as amended *	Form 10-K filed on March 17, 2010
10.03	Form of Time-Based Restricted Stock Unit Award Agreement *	Form 10-K filed on March 17, 2010
10.04	Form of Performance-Based Restricted Stock Unit Award Agreement *	Form 10-K filed on March 17, 2010
10.05	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan *	Form 10-K filed on March 17, 2010
10.06	2009 Executive Officer Retention Letter *	Form 10-K filed on March 17, 2010
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith

(1)	These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 6 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERINT SYSTEMS INC.

June 18, 2010	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

June 18, 2010	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Accounting Officer)