Form 10-Q
period 2009-10-31
VERINT SYSTEMS INC
filed 2010-06-18
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.40S of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Small Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 32,794,402 shares of the registrant’s common stock outstanding on May 31, 2010.

i

Explanatory Note
This report of Verint Systems Inc. (together with its consolidated subsidiaries, “Verint”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) is for the three months ended October 31, 2009.
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
As noted above, since the filing of our Comprehensive Form 10-K, we have filed, among other things, our Annual Report on Form 10-K for the year ended January 31, 2009 (on April 8, 2010) and our Annual Report on Form 10-K for the year ended January 31, 2010 (on May 19, 2010) as well as our Quarterly Report on Form 10-Q for the three months ended April 30, 2010 (on June 9, 2010). As a result, because information for periods subsequent to the three months ended October 31, 2009 is already available in our Annual Report on Form 10-K for the year ended January 31, 2010 and Quarterly Report on Form 10-Q for the three months ended April 30, 2010, in certain sections of this report, we have included information for periods after October 31, 2009 and, in some instances, we have made reference to such reports. Please see our Annual Report on Form 10-K for the year ended January 31, 2010 for additional information.

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

v

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
October 31, 2009 and January 31, 2009
(Unaudited)

	October 31,	January 31,
(in thousands, except share and per share data)	2009	2009
Assets
Current Assets:
Cash and cash equivalents	$161,184	$115,928
Restricted cash and bank time deposits	5,748	7,722
Accounts receivable, net	129,838	113,178
Inventories	15,933	20,455
Deferred cost of revenue	11,487	8,935
Prepaid expenses and other current assets	63,399	46,748

Total current assets	387,589	312,966

Property and equipment, net	25,603	30,544
Goodwill	729,545	709,984
Intangible assets, net	182,210	200,203
Capitalized software development costs, net	8,946	10,489
Deferred cost of revenue	37,364	47,913
Other assets	24,720	25,294

Total assets	$1,395,977	$1,337,393

Liabilities, Preferred Stock, and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$38,757	$38,484
Accrued expenses and other liabilities	149,478	146,741
Current maturities of long-term debt	3,693	4,088
Deferred revenue	181,737	160,918
Liabilities to affiliates	1,751	1,389

Total current liabilities	375,416	351,620

Long-term debt	617,219	620,912
Deferred revenue	55,369	88,985
Other liabilities	59,446	66,404

Total liabilities	1,107,450	1,127,921

Preferred Stock — $0.001 par value; authorized 2,500,000 shares. Series A convertible preferred stock; 293,000 shares issued and outstanding; aggregate liquidation preference and redemption value of $322,751 at October 31, 2009	285,542	285,542

Commitments and Contingencies
Stockholders’ Equity (Deficit):
Common stock — $0.001 par value; authorized 120,000,000 shares. Issued 32,643,000 and 32,623,000 shares, respectively; outstanding 32,543,000 and 32,535,000 shares, as of October 31, 2009 and January 31, 2009 respectively	32	32
Additional paid-in capital	443,142	419,937
Treasury stock, at cost - 100,000 and 88,000 shares as of October 31, 2009 and January 31, 2009, respectively	(2,438)	(2,353)
Accumulated deficit	(401,547)	(435,955)
Accumulated other comprehensive loss	(37,912)	(58,404)

Total Verint Systems Inc. stockholders’ equity (deficit)	1,277	(76,743)
Noncontrolling interest	1,708	673

Total stockholders’ equity (deficit)	2,985	(76,070)

Total liabilities, preferred stock, and stockholders’ equity (deficit)	$1,395,977	$1,337,393

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Nine Months Ended October 31, 2009 and 2008
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2009	2008	2009	2008
Revenue:
Product	$98,467	$81,495	$283,645	$251,306
Service and support	88,013	76,372	247,252	227,540

Total revenue	186,480	157,867	530,897	478,846

Cost of revenue:
Product	35,718	31,983	98,675	94,084
Service and support	25,819	27,571	74,922	90,177
Amortization of acquired technology and backlog	1,973	2,228	6,049	6,851

Total cost of revenue	63,510	61,782	179,646	191,112

Gross profit	122,970	96,085	351,251	287,734

Operating expenses:
Research and development, net	21,461	21,963	61,000	69,897
Selling, general and administrative	72,398	69,977	199,882	218,089
Amortization of other acquired intangible assets	5,376	6,139	16,892	19,318
Integration, restructuring and other, net	—	(7,393)	24	1,168

Total operating expenses	99,235	90,686	277,798	308,472

Operating income (loss)	23,735	5,399	73,453	(20,738)

Other income (expense), net:
Interest income	336	481	581	1,557
Interest expense	(6,178)	(9,794)	(18,900)	(29,400)
Other expense, net	(2,775)	(7,086)	(10,844)	(464)

Total other expense, net	(8,617)	(16,399)	(29,163)	(28,307)

Income (loss) before provision for income taxes	15,118	(11,000)	44,290	(49,045)
Provision for income taxes	1,803	9,441	8,921	10,887

Net income (loss)	13,315	(20,441)	35,369	(59,932)
Net income attributable to noncontrolling interest	139	695	961	1,588

Net income (loss) attributable to Verint Systems Inc.	13,176	(21,136)	34,408	(61,520)
Dividends on preferred stock	(3,443)	(3,301)	(10,111)	(9,728)

Net income (loss) attributable to Verint Systems Inc. common shares	$9,733	$(24,437)	$24,297	$(71,248)

Net income (loss) per share attributable to Verint Systems Inc.
Basic	$0.30	$(0.75)	$0.75	$(2.20)

Diluted	$0.29	$(0.75)	$0.74	$(2.20)

Weighted-average common shares outstanding
Basic	32,471	32,387	32,465	32,385

Diluted	33,330	32,387	32,879	32,385

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Nine Months Ended October 31, 2009 and 2008
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity (Deficit)
							Total Verint
						Accumulated	Systems Inc.		Total
	Common Stock		Additional			Other	Stockholders’		Stockholders’
		Par	Paid-in	Treasury	Accumulated	Comprehensive	Equity	Noncontrolling	Equity
(in thousands)	Shares	Value	Capital	Stock	Deficit	Loss	(Deficit)	Interest	(Deficit)
Balances as of January 31, 2008	32,526	$32	$387,537	$(2,094)	$(355,567)	$(610)	$29,298	$1,027	$30,325
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(61,520)	—	(61,520)	1,588	(59,932)
Unrealized losses on available for sale securities, net	—	—	—	—	—	(24)	(24)	—	(24)
Currency translation adjustments	—	—	—	—	—	(38,956)	(38,956)	(36)	(38,992)

Total comprehensive income (loss)	—	—	—	—	(61,520)	(38,980)	(100,500)	1,552	(98,948)
Stock-based compensation expense	—	—	24,934	—	—	—	24,934	—	24,934
Common stock issued for stock awards	20	—	—	—	—	—	—	—	—
Forfeitures of restricted stock awards	(8)	—	163	(163)	—	—	—	—	—
Purchases of treasury stock	(5)	—	—	(93)	—	—	(93)	—	(93)
Tax effects from stock award plans	—	—	165	—	—	—	165	—	165

Balances as of October 31, 2008	32,533	$32	$412,799	$(2,350)	$(417,087)	$(39,590)	$(46,196)	$2,579	$(43,617)

Balances as of January 31, 2009	32,535	$32	$419,937	$(2,353)	$(435,955)	$(58,404)	$(76,743)	$673	$(76,070)
Comprehensive income:
Net income	—	—	—	—	34,408	—	34,408	961	35,369
Unrealized gains on derivative financial instruments, net	—	—	—	—	—	302	302	—	302
Unrealized gains on available for sale securities, net	—	—	—	—	—	32	32	—	32
Currency translation adjustments	—	—	—	—	—	20,158	20,158	74	20,232

Total comprehensive income	—	—	—	—	34,408	20,492	54,900	1,035	55,935
Stock-based compensation expense	—	—	23,170	—	—	—	23,170	—	23,170
Common stock issued for stock awards	20	—	—	—	—	—	—	—	—
Forfeitures of restricted stock awards	(4)	—	35	(35)	—	—	—	—	—
Purchases of treasury stock	(8)	—	—	(50)	—	—	(50)	—	(50)

Balances as of October 31, 2009	32,543	$32	$443,142	$(2,438)	$(401,547)	$(37,912)	$1,277	$1,708	$2,985

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended October 31, 2009 and 2008
(Unaudited)

	Nine Months Ended October 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$35,369	$(59,932)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,424	41,901
Stock-based compensation	23,170	24,934
Losses on derivative financial instruments not designated as hedges, net	11,745	2,554
Non-cash gains on sales of auction rate securities	—	(4,713)
Other non-cash items, net	(957)	2,718
Changes in operating assets and liabilities:
Accounts receivable	(15,692)	4,149
Inventories	4,511	(8,221)
Deferred cost of revenue	10,448	6,758
Accounts payable and accrued expenses	(1,408)	(752)
Deferred revenue	(22,821)	19,981
Prepaid expenses and other assets	(13,675)	3,392
Other, net	(2,623)	(2,372)

Net cash provided by operating activities	65,491	30,397

Cash flows from investing activities:
Payments of contingent consideration associated with business combinations in prior periods	(96)	(2,021)
Purchases of property and equipment	(3,346)	(9,249)
Sales of investments	—	1,800
Settlements of derivative financial instruments not designated as hedges	(13,140)	(5,650)
Cash paid for capitalized software development costs	(1,897)	(3,259)
Other investing activities	2,094	(5,865)

Net cash used in investing activities	(16,385)	(24,244)

Cash flows from financing activities:
Repayments of borrowings and other financing obligations	(6,088)	(2,119)
Dividends paid to noncontrolling interest	(2,142)	—
Other financing activities	(202)	(243)

Net cash used in financing activities	(8,432)	(2,362)

Effect of exchange rate changes on cash and cash equivalents	4,582	(4,102)

Net increase (decrese) in cash and cash equivalents	45,256	(311)
Cash and cash equivalents, beginning of period	115,928	83,233

Cash and cash equivalents, end of period	$161,184	$82,922

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,839	$28,245

Cash paid for income taxes	$9,688	$2,462

Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$520	$639

Inventory transfers to property and equipment	$480	$654

Business combination consideration earned, but paid in subsequent periods	$—	$1,072

Settlement of embedded derivative	$—	$8,121

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Preparation of Condensed Consolidated Financial Statements
The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2009. The condensed consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the periods ended October 31, 2009 and 2008, and the condensed consolidated balance sheet as of October 31, 2009, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods shown. The condensed consolidated balance sheet as of January 31, 2009 is derived from the audited consolidated balance sheet presented in our Annual Report on Form 10-K for the year ended January 31, 2009. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Reports on Form 10-K filed with the SEC. The results for interim periods are not necessarily indicative of a full year’s results.
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
During the three months ended October 31, 2009, we adopted the new Accounting Standards Codification (“ASC”) as issued by the FASB. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC had no impact on our consolidated financial statements.
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

2. Net Income (Loss) Per Share Attributable to Verint Systems Inc.
The following table summarizes the calculation of basic and diluted net income (loss) per share attributable to Verint Systems Inc. for the three and nine months ended October 31, 2009 and 2008:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2009	2008	2009	2008
Net income (loss)	$13,315	$(20,441)	$35,369	$(59,932)
Net income attributable to noncontrolling interest	139	695	961	1,588

Net income (loss) attributable to Verint Systems Inc.	13,176	(21,136)	34,408	(61,520)
Dividends on preferred stock	(3,443)	(3,301)	(10,111)	(9,728)

Net income (loss) attributable to Verint Systems Inc. for basic net income (loss) per share	9,733	(24,437)	24,297	(71,248)
Dilutive effect of dividends on preferred stock	—	—	—	—

Net income (loss) attributable to Verint Systems Inc. for diluted net income (loss) per share	$9,733	$(24,437)	$24,297	$(71,248)

Weighted-average shares outstanding:
Basic	32,471	32,387	32,465	32,385
Dilutive effect of employee equity award plans	859	—	414	—
Dilutive effect of assumed conversion of preferred stock	—	—	—	—

Diluted	33,330	32,387	32,879	32,385

Net income (loss) per share attributable to Verint Systems Inc.
Basic	$0.30	$(0.75)	$0.75	$(2.20)

Diluted	$0.29	$(0.75)	$0.74	$(2.20)

We excluded the following weighted-average shares underlying stock-based awards and convertible preferred stock from the calculations of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2009	2008	2009	2008

Shares excluded from calculation:
Stock options and restricted stock-based awards	4,666	7,514	4,982	7,431

Convertible preferred stock	9,882	9,508	9,788	9,417

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
3. Inventories
Inventories consist of the following as of October 31, 2009 and January 31, 2009:

	October 31,	January 31,
(in thousands)	2009	2009
Raw materials	$6,817	$6,389
Work-in-process	5,131	5,070
Finished goods	3,985	8,996

Total inventories	$15,933	$20,455

4. Intangible Assets and Goodwill
Acquisition-related intangible assets consist of the following as of October 31, 2009 and January 31, 2009:

	October 31, 2009
		Accumulated
(in thousands)	Cost	Amortization	Net
Customer relationships	$199,298	$(50,251)	$149,047
Acquired technology	54,889	(26,567)	28,322
Trade names	9,612	(7,742)	1,870
Non-competition agreements	3,440	(2,106)	1,334
Distribution network	2,440	(803)	1,637

Total	$269,679	$(87,469)	$182,210

	January 31, 2009
		Accumulated
(in thousands)	Cost	Amortization	Net
Customer relationships	$194,076	$(34,420)	$159,656
Acquired technology	53,781	(20,134)	33,647
Trade names	9,350	(5,926)	3,424
Non-competition agreements	3,416	(1,760)	1,656
Distribution network	2,440	(620)	1,820

Total	$263,063	$(62,860)	$200,203

Total amortization expense recorded for acquisition-related intangible assets was $7.3 million and $22.9 million for the three and nine months ended October 31, 2009, respectively, and $8.4 million and $26.2 million for the three and nine months ended October 31, 2008, respectively.
Estimated future finite-lived acquisition-related intangible asset amortization expense is as follows:

(in thousands)
Years Ended January 31,	Amount
2010 (Remainder of year)	$7,372
2011	29,487
2012	28,555
2013	27,776
2014	22,792
2015 and thereafter	66,228

Total	$182,210

Goodwill activity for the nine months ended October 31, 2009, in total and by reportable segment, was as follows:

		Reportable Segment
		Workforce	Video	Communications
(in thousands)	Total	Optimization	Intelligence	Intelligence
Goodwill, gross, at January 31, 2009	$776,849	$681,140	$65,726	$29,983
Accumulated impairment losses at January 31, 2009	(66,865)	(30,791)	(36,074)	—

Goodwill, net, at January 31, 2009	709,984	650,349	29,652	29,983
Additional consideration — previous acquisitions (1)	89	—	—	89
Foreign currency translation	19,472	17,196	2,276	—

Goodwill, net, at October 31, 2009	$729,545	$667,545	$31,928	$30,072

Balance at October 31, 2009
Goodwill, gross, at October 31, 2009	$796,410	$698,336	$68,002	$30,072
Accumulated impairment losses at October 31, 2009	(66,865)	(30,791)	(36,074)	—

Goodwill, net, at October 31, 2009	$729,545	$667,545	$31,928	$30,072

(1)	Contingent consideration for acquisitions completed in prior years.
We test our goodwill for impairment at least annually as of November 1, or more frequently if an event occurs indicating the potential for impairment. No events or circumstances indicating the potential for goodwill impairment were identified during either the nine months ended October 31, 2009 or the nine months ended October 31, 2008.
5. Long-term Debt
On May 25, 2007, to partially finance the acquisition of Witness Systems Inc. (“Witness”), we entered into a $675.0 million secured credit facility comprised of a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving credit facility.
The following is a summary of our outstanding financing arrangements as of October 31, 2009 and January 31, 2009:

	October 31,	January 31,
(in thousands)	2009	2009
Term loan facility	$605,912	$610,000
Revolving credit facility	15,000	15,000

Total debt	620,912	625,000

Less: current portion	3,693	4,088

Long-term debt	$617,219	$620,912

The interest rates on the term loan were 3.50% and 3.59% as of October 31, 2009 and January 31, 2009, respectively.
Our $25.0 million revolving line of credit facility was reduced to $15.0 million during the three months ended October 31, 2008 as a result of the bankruptcy of Lehman Brothers. During the three months ended January 31, 2009, we borrowed the full $15.0 million available under the revolving credit facility. Repayment of these borrowings is required upon expiration of the facility in May 2013. The interest rates on the revolving line of credit borrowings were 3.50% and 3.64% as of October 31, 2009 and January 31, 2009, respectively.
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
We incurred interest expense on borrowings under our credit facilities of $5.6 million and $17.0 million during the three and nine months ended October 31, 2009, respectively, and $9.3 million and $27.8 million during the three and nine months ended October 31, 2008, respectively. We also recorded amortization of our deferred debt issuance costs of $0.5 million and $1.4 million during the three and nine months ended October 31, 2009, respectively, which is reported within interest expense. Amortization of our deferred debt issuance costs during the three and nine months ended October 31, 2008 was $0.4 million and $1.2 million, respectively.
In May 2009, we made a $4.1 million mandatory “excess cash flow” prepayment of the term loan based upon our operating results for the year ended January 31, 2009, which was applied to the three immediately following principal payments.
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
The terms of the preferred stock provide that upon a fundamental change, as defined, the holders of the preferred stock would have the right to require us to repurchase the preferred stock for 100% of the liquidation preference then in effect. Therefore, the preferred stock has been classified as mezzanine equity on our condensed consolidated balance sheets as of October 31, 2009 and January 31, 2009, separate from permanent equity, because the occurrence of these fundamental changes, and thus potential redemption of the preferred stock, however remote in likelihood, is not solely under our control. Fundamental change events include the sale of substantially all of our assets and certain changes in beneficial ownership, board of directors’ representation, and business reorganizations.
We concluded that, as of October 31, 2009 and January 31, 2009, there were no indications that the occurrence of a fundamental change and the associated redemption of the preferred stock were probable. We therefore have not adjusted the initial carrying amount of the preferred stock to its redemption amount, which is its liquidation preference. Through October 31, 2009, cumulative, undeclared dividends on the preferred stock were $29.8 million and as a result, the liquidation preference of the preferred stock was $322.8 million at that date. If it were convertible at October 31, 2009, the preferred stock could be converted into approximately 9.9 million shares of our common stock.
7. Stockholders’ Deficit
Accumulated Other Comprehensive Loss
The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive loss. Income tax effects on unrealized gains and losses on available-for-sale marketable securities and derivative financial instruments were not significant.

	October 31,	January 31,
(in thousands)	2009	2009
Foreign currency translation losses, net	$(38,318)	$(58,476)
Unrealized gains on derivative financial instruments	403	101
Unrealized gains (losses) on available-for-sale marketable securities	3	(29)

Total accumulated other comprehensive loss	$(37,912)	$(58,404)

Foreign currency translation losses, net, primarily reflect the strengthening of the U.S. dollar against the British pound sterling since our acquisition of Witness in May 2007, which has resulted in lower U.S. dollar translated balances of British pound sterling denominated goodwill and intangible assets associated with the acquisition of Witness. The British pound sterling was weaker against the U.S. dollar at January 31, 2009 compared to October 31, 2009, resulting in larger net foreign currency translation losses at January 31, 2009 compared to October 31, 2009.
8. Integration, Restructuring and Other, Net
Integration, restructuring and other, net, is comprised of the following for the three and nine months ended October 31, 2009 and 2008:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2009	2008	2009	2008
Restructuring expenses	$—	$1,284	$24	2,492
Integration expenses	—	844	—	2,979
Other legal recoveries, net	—	(9,521)	—	(4,303)

Total integration, restructuring and other, net	$—	$(7,393)	$24	$1,168

Restructuring and Integration Expenses
During the three months ended January 31, 2009, we implemented a global cost reduction plan in order to reduce our operating costs in response to uncertainty in the global economic environment. The associated restructuring charges consisted predominantly of severance and related employee payments resulting from terminations.
During the three and nine months October 31, 2008, we also recorded activity related to the following restructuring plans:
•	During the three months ended July 31, 2008, as a result of reduced demand for our consulting services in Europe, we implemented a cost reduction plan in this sector of our Workforce Optimization segment. The associated restructuring charges consisted predominantly of severance and related employee payments related to terminations;
•	Following the acquisition of Witness in May 2007, we implemented a plan to integrate the Witness business with our existing Workforce Optimization segment, which included actions to reduce fixed costs and eliminate redundancies; and
•	During the year ended January 31, 2008, we implemented a restructuring plan in our Video Intelligence segment to reduce our overall cost structure, predominantly in our North American and Hong Kong locations.

The following table summarizes our restructuring expenses, by restructuring activity, for the three and nine months ended October 31, 2009 and 2008:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2009	2008	2009	2008

Restructuring activity:
Global cost reduction plan	$—	$—	$24	$—
Consulting business in Europe	—	879	—	1,370
Acquisition of Witness	—	238	—	858
Video Intelligence plan	—	167	—	264

Total	$—	$1,284	$24	$2,492

The following table summarizes the activity during the nine months ended October 31, 2009 in accrued restructuring expenses:

	Global Cost	Video
	Reduction Plan	Intelligence Plan	Total
Accrued restructuring costs — January 31, 2009	$531	$10	$541
Expenses accrued	24	—	24
Payments and settlements	(548)	(10)	(558)

Accrued restructuring costs — October 31, 2009	$7	$—	$7

In addition to the aforementioned restructuring expenses, we also incurred integration expenses of $0.8 million and $3.0 million during the three and nine months ended October 31, 2008, respectively, resulting from the integration of the Witness and Verint businesses following our May 2007 acquisition of Witness. The process of integrating the Witness and Verint businesses was substantially complete as of January 31, 2009.
Other Legal Recoveries, Net
During the three months ended October 31, 2008, an ongoing patent infringement litigation matter was settled in our favor, for which we received a $9.7 million settlement payment. The $9.7 million settlement was partially offset by $0.2 million and $5.4 million of related legal fees incurred during the three and nine months ended October 31, 2008, respectively. The resulting net recovery was $9.5 million and $4.3 million for three and nine months ended October 31, 2008, respectively.

9. Income Taxes
Our quarterly provision for (benefit from) income taxes is measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented. For the three months ended October 31, 2009, we recorded an income tax provision of $1.8 million, which represents an effective tax rate of 11.9%. This rate is lower than the U.S. federal statutory rate of 35% primarily because we recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, but did not record a U.S. federal income tax benefit because we maintain a valuation allowance against our U.S. deferred tax assets. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by taxing jurisdiction, foreign income tax rate differentials, relative impact of permanent book to tax differences, and the effects of valuation allowances.
For the three months ended October 31, 2008, we recorded an income tax expense of $9.4 million, which represents an effective tax rate of (85.8%). The tax rate for the period is negative since we recorded income tax expense on a consolidated pre-tax loss. We recorded a valuation allowance against certain domestic and foreign pre-tax losses and recorded an income tax provision in certain profitable jurisdictions. The rate is higher than the U.S. federal statutory rate primarily due to the mix of income and losses by jurisdiction and the impact of permanent book to tax differences.
For the nine months ended October 31, 2009, we recorded an income tax provision of $8.9 million, which represents an effective tax rate of 20.1%. This rate is lower than the U.S. federal statutory rate of 35% primarily because we recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate. We did not record significant U.S. federal income tax expense because we maintain a valuation allowance against our U.S. deferred tax assets. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by taxing jurisdiction, foreign income tax rate differentials, relative impact of permanent book to tax differences, and the effects of valuation allowances.
For the nine months ended October 31, 2008, we recorded an income tax provision of $10.9 million, which represents an effective tax rate of (22.2%). The tax rate for the period is negative since we recorded income tax expense on a consolidated pre-tax loss. We recorded a valuation allowance against certain domestic and foreign pre-tax losses and an income tax provision in certain profitable jurisdictions.
As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, we establish a valuation allowance. We determined there is sufficient negative evidence to maintain the valuation allowances against our federal and certain state and foreign deferred tax assets as a result of historical losses in the U.S. and certain foreign jurisdictions. We intend to maintain a valuation allowance against these assets until sufficient positive evidence exists to support its reversal.

As of October 31, 2009, we had unrecognized tax benefits of $37.8 million (excluding interest and penalties) of which the total amount, if recognized, would impact the effective tax rate was approximately $32.8 million. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. We believe that it is reasonably possible that the total amount of unrecognized tax benefits at October 31, 2009 could decrease by approximately $1.7 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of certain deferred taxes including the need for additional valuation allowances, and the recognition of tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. We did not identify any transfers between levels of the fair value measurement hierarchy during the nine months ended October 31, 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of October 31, 2009 and January 31, 2009:

	October 31, 2009
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$31,217	$—	$—
Foreign currency forward contracts	—	437	—

Total assets	$31,217	$437	$—

Liabilities:
Foreign currency forward contracts	$—	$1,491	$—
Interest rate swap agreement	—	32,568	—

Total liabilities	$—	$34,059	$—

	January 31, 2009
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$34,292	$—	$—
Foreign currency forward contracts	—	146	—

Total assets	$34,292	$146	$—

Liabilities:
Foreign currency forward contracts	$—	$2,000	$—
Interest rate swap agreement	—	33,114	—

Total liabilities	$—	$35,114	$—

Fair Value Measurements
Money Market Funds - We value our money market funds using quoted market prices for such funds.
Foreign Currency Forward Contracts - The estimated fair value of foreign currency forward contracts is based on quotes received from the counterparty. These quotes are reviewed for reasonableness by discounting the future estimated cash flows under the contracts, considering the terms and maturities of the contracts and market exchange rates.
Interest Rate Swap Agreement - The fair value of our interest rate swap agreement is based in part on data received from a third party financial institution. These fair values represent the estimated amount we would receive or pay to settle the swap agreement, taking into consideration current and projected interest rates as well as the creditworthiness of the parties.
Derivative Financial Instruments
Interest Rate Swap Agreement
The interest rates applicable to borrowings under our credit facilities are variable, and we are exposed to risk from changes in the underlying index interest rates, which affect our cost of borrowing. To partially mitigate this risk, and in part because we were required to do so by the lenders, when we entered into our credit facilities in May 2007, we executed a pay-fixed, receive-variable interest rate swap with a high credit-quality multinational financial institution under which we pay fixed interest at 5.18% and receive variable interest of the three-month London Interbank Offering Rate (“LIBOR”) on a notional amount of $450.0 million. This instrument is settled with the counterparty on a quarterly basis, and matures on May 1, 2011. As of October 31, 2009, of the $620.9 million of borrowings which were outstanding under the term loan facility, the interest rate on $450.0 million of such borrowings was substantially fixed by utilization of this interest rate swap. Interest on the remaining $170.9 million of borrowings was variable.
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
The total notional amounts for outstanding derivatives (recorded at fair value) as of October 31, 2009 and January 31, 2009 were as follows:

	October 31,	January 31,
(in thousands)	2009	2009
Foreign currency forward contracts	$49,359	$35,900
Interest rate swap agreement	450,000	450,000

	$499,359	$485,900

Fair Values of Derivative Financial Instruments
The fair values of our derivative financial instruments as of October 31, 2009 and January 31, 2009 were as follows:

	October 31, 2009
	Assets		Liabilities
	Balance Sheet		Balance Sheet
(in thousands)	Classification	Fair Value	Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$437	—	$—

Total derivative financial instruments designated as hedging instruments		$437		$—

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$1,491
Interest rate swap — current portion	—	—	Accrued expenses and other liabilities	20,549
Interest rate swap — long-term portion	—	—	Other liabilities	12,019

Total derivative financial instruments not designated as hedging instruments		$—		$34,059

	January 31, 2009
	Assets		Liabilities
	Balance Sheet		Balance Sheet
(in thousands)	Classification	Fair Value	Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$146	—	$—

Total derivative financial instruments designated as hedging instruments		$146		$—

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$2,000
Interest rate swap — current portion	—	—	Accrued expenses and other liabilities	14,851
Interest rate swap — long-term portion	—	—	Other liabilities	18,263

Total derivative financial instruments not designated as hedging instruments		$—		$35,114

The effects of derivative financial instruments in cash flow hedging relationships as of October 31, 2009 and January 31, 2009, and for the three and nine months ended October 31, 2009 and 2008 were as follows:

	Gains Recognized in		Classification of Gains Reclassified from	Gains Reclassified from Other Comprehensive Income (Loss) into the
	Accumulated Other		Other Comprehensive	Condensed Statements of Operations
	Comprehensive Loss		Income (Loss) into the	Three Months Ended		Nine Months Ended
	October 31,	January 31,	Condensed Statements	October 31,		October 31,
(in thousands)	2009	2009	of Operations	2009	2008	2009	2008
Foreign currency forward contracts	$403	$101	Operating Expenses	$1,382	$—	$2,555	$—

There were no gains or losses from ineffectiveness of these financial instruments recorded for the three and nine months ended October 31, 2009 and 2008.
Losses recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and nine months ended October 31, 2009 and 2008 were as follows:

	Classification in
	Condensed Statements of	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	Operations	2009	2008	2009	2008
Interest rate swap agreement	Other income (expense), net	$(4,434)	$(8,145)	$(11,005)	$(1,305)
Foreign currency forward contracts	Other income (expense), net	(276)	(1,128)	(740)	(1,249)

Total		$(4,710)	$(9,273)	$(11,745)	$(2,554)

Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.
As of October 31, 2009, the estimated fair values of our outstanding term loan and revolving credit facility borrowings were $554.4 million and $15.0 million, respectively. As of January 31, 2009, the estimated fair values of our outstanding term loan and revolving credit facility borrowings were $359.9 million and $15.0 million, respectively. The estimated fair values of the term loan are based upon the estimated bid and asked prices as determined by the agent responsible for the syndication of our term loan. The fair value of the revolving credit facility is assumed to equal the principal amount outstanding for both October 31, 2009 and January 31, 2009.

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
11. Stock -Based Compensation
We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and nine months ended October 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands)	2009	2008	2009	2008
Cost of revenue — product	$405	$152	$852	$427
Cost of revenue — service and support	1,241	1,247	3,268	3,974
Research and development, net	2,297	1,643	5,501	5,347
Selling, general, and administrative	7,739	6,731	21,759	18,810

Total stock-based compensation expense	$11,682	$9,773	$31,380	$28,558

Total stock-based compensation expense by classification was as follows for the three and nine months ended October 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands)	2009	2008	2009	2008
Equity-classified awards	$7,638	$8,335	$23,170	$24,934
Liability-classified awards	4,044	1,438	8,210	3,624

Total stock-based compensation expense	$11,682	$9,773	$31,380	$28,558

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
During the three months ended October 31, 2009 and 2008, we did not grant any restricted stock awards and restricted stock units. During the nine months ended October 31, 2009 and 2008, we granted 1.8 million and 0.9 million combined restricted stock awards and restricted stock units, respectively. Restricted stock awards and restricted stock units aggregating 0.1 million were forfeited in each nine-month period. As of October 31, 2009 and 2008, we had 3.5 million and 2.0 million of combined restricted stock awards and stock units outstanding, respectively with weighted-average grant date fair values of $6.50 and $18.07, respectively.
As of October 31, 2009, there was approximately $16.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over weighted-average periods of 0.3 years for restricted stock awards and 1.0 years for restricted stock units.
Phantom Stock Units
We issue phantom stock units to certain non-officer employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.
Phantom stock units granted during the three months ended October 31, 2009 were not significant. During the nine months ended October 31, 2009, we granted 0.4 million phantom stock units. During the three and nine months ended October 31, 2008, we granted 0.8 million and 1.3 million phantom stock units, respectively. 0.1 million phantom stock units were forfeited during the nine months ended October 31, 2009 and forfeitures were not significant during the nine months ended October 31, 2008. Total cash payments made upon vesting of phantom stock units were $2.3 million for the nine months ended October 31, 2009. There were no cash payments made during the three months ended October 31, 2009, and the three and nine months ended October 31, 2008. The total accrued liability for phantom stock units was $9.9 million and $4.0 million as of October 31, 2009 and January 31, 2009, respectively.

12. Legal Proceedings
There were no material legal proceedings which arose, or in which there were material developments, during the three months ended October 31, 2009.
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
With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment. Consequently, it is not practical to present assets by operating segment. There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the nine months ended October 31, 2009 and 2008.

Operating results by segment for the three and nine months ended October 31, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands)	2009	2008	2009	2008
Revenue:
Workforce Optimization
Segment Revenue	$105,398	$90,786	$279,001	$271,805
Revenue adjustment	—	133	—	5,865

	105,398	90,653	279,001	265,940

Video Intelligence	33,985	30,893	116,548	94,665
Communications Intelligence	47,097	36,321	135,348	118,241

Total revenue	$186,480	$157,867	$530,897	$478,846

Segment contribution:
Workforce Optimization	$54,058	$36,449	$136,024	$101,334
Video Intelligence	11,916	6,767	50,073	18,174
Communications Intelligence	14,892	9,740	46,125	33,270

Total segment contribution	80,866	52,956	232,222	152,778

Unallocated expenses, net:
Amortization of other acquired intangible assets	7,349	8,367	22,941	26,169
Stock-based compensation	11,682	9,773	31,380	28,558
Integration, restructuring and other, net	—	(7,393)	24	1,168
Other unallocated expenses	38,100	36,810	104,424	117,621

	57,131	47,557	158,769	173,516

Operating income (loss)	23,735	5,399	73,453	(20,738)
Other expense, net	(8,617)	(16,399)	(29,163)	(28,307)

Income (loss) before provision for income taxes	$15,118	$(11,000)	$44,290	$(49,045)

For the three and nine months ended October 31, 2008, Workforce Optimization segment revenue includes $0.1 million and $5.9 million, respectively, of additional revenue, primarily related to deferred maintenance and service revenue, not recognizable in our GAAP revenue as a result of purchase accounting following our May 2007 acquisition of Witness. We include this additional revenue within our segment revenue because it better reflects our ongoing maintenance and service revenue stream.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of our financial condition and results of operations is designed to provide a better understanding of the significant factors related to our results of operations and financial condition. The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2009 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. In addition, because we have filed our Annual Report on Form 10-K for the year ended January 31, 2010, which contains information for periods subsequent to October 31, 2009, you should read the information presented below in conjunction with the Annual Report on Form 10-K for the year ended January 31, 2010. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward Looking Statements”.
Business Overview
Verint is a global leader in Actionable Intelligence® solutions and value-added services. Our solutions enable organizations of all sizes to make timely and effective decisions to improve enterprise performance and make the world a safer place. More than 10,000 organizations in over 150 countries ¯ including over 80% of the Fortune 100 ¯ use Verint solutions to capture, distill, and analyze complex and underused information sources, such as voice, video, and unstructured text.
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
There were no material changes during the nine months ended October 31, 2009 to our critical accounting policies and estimates as disclosed in our Form 10-K for the year ended January 31, 2009.
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
Results of Operations
Financial Overview
The following table sets forth summary financial information for the three and nine months ended October 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands, except per share data)	2009	2008	2009	2008
Revenue	$186,480	$157,867	$530,897	$478,846

Operating income (loss)	$23,735	$5,399	$73,453	$(20,738)

Net income (loss) attributable to Verint Systems Inc. common shares	$9,733	$(24,437)	$24,297	$(71,248)

Net income (loss) per share attributable to Verint Systems Inc.:
Basic	$0.30	$(0.75)	$0.75	$(2.20)

Diluted	$0.29	$(0.75)	$0.74	$(2.20)

Three Months Ended October 31, 2009 compared to Three Months Ended October 31, 2008. Our revenue increased approximately 18%, or $28.6 million, to $186.5 million in the three months ended October 31, 2009 from $157.9 million in the three months ended October 31, 2008 due to revenue increases in all three of our operating segments. In our Workforce Optimization segment, revenue increased by $14.7 million, or 16%, primarily due to the completion of a multi-site installation for a major customer for which revenue was recognized upon final customer acceptance. In our Video Intelligence segment, revenue increased $3.1 million, or 10%, primarily due to an increase in Residual Method revenue. In our Communications Intelligence segment, revenue increased $10.8 million, or 30%, primarily due to an increase of approximately $6 million in Contract Accounting Method revenue associated with work performed on customized projects and an increase of approximately $4 million in Residual Method revenue associated with the timing of the completion of customer installations. For more details on our revenue by segment, see “- Revenue by Operating Segment”. Revenue in the Americas, Europe, the Middle East, and Africa (“EMEA”), and the Asia Pacific Region (“APAC”) represented approximately 56%, 25%, and 19% of our total revenue, respectively, in the three months ended October 31, 2009 compared to approximately 57%, 27%, and 16%, respectively, in the three months ended October 31, 2008.
We had operating income of $23.7 million in the three months ended October 31, 2009 compared to operating income of $5.4 million in the three months ended October 31, 2008. The increased operating income was primarily due to an increase in gross profit of $26.9 million to $123.0 million, or 66%, from $96.1 million, or 61%. The increase in gross profit was primarily due to higher revenue and higher gross profit in all three of our operating segments. Product margins increased primarily in our Video Intelligence and Workforce Optimization segments mainly as a result of a more favorable product mix. Service margins increased primarily in our Workforce Optimization segment due to our cost-saving initiatives, as well as the fact, that in certain cases, expenses associated with service revenue recognized in the three months ended October 31, 2009 under the Ratable Method were recorded in prior periods when the costs were incurred. The cost of revenue associated with services is generally expensed as incurred in the period in which the services were performed, which is not necessarily the period in which revenue was recognized, with the exception of certain transactions accounted for under Contract Accounting Method revenue. This increase in operating income was partially offset by $9.5 million in recoveries associated with intellectual property litigation assumed in the Witness acquisition. The recovery lowered operating expenses during the three months ended October 31, 2008, but had no impact on our results during the three months ended October 31, 2009.
We had net income attributable to Verint Systems Inc. common shares of $9.7 million and diluted net income per share of $0.29 in the three months ended October 31, 2009, compared to a net loss attributable to Verint Systems Inc. common shares of $24.4 million and a net loss per share of $0.75 in the three months ended October 31, 2008. The increase in our net income attributable to Verint Systems Inc. common shares and income per share in the three months ended October 31, 2009 was due to our higher gross profit as described above, and to a reduction in interest and other expenses, net of $7.8 million coupled with a reduction of income tax expense of $7.6 million.
The strengthening of the U.S. dollar relative to the major foreign currencies where we do business (primarily the British pound sterling, the euro, Israeli shekel and Canadian dollar) in the three months ended October 31, 2009 compared to the three months ended October 31, 2008 had an unfavorable impact on our revenue and a favorable impact on our operating expenses. Had foreign exchange rates remained constant in these periods, our total revenue would have been approximately $1 million higher and our operating expenses and cost of revenue would have been approximately $4 million higher, or would have resulted in a net unfavorable impact of approximately $3 million on our operating income.

As of October 31, 2009, we employed approximately 2,500 employees, including part-time employees and certain contractors, as compared to approximately 2,600 as of October 31, 2008.
Nine Months Ended October 31, 2009 compared to Nine Months Ended October 31, 2008. Our revenue increased approximately 11%, or $52.1 million, to $530.9 million in the nine months ended October 31, 2009 from $478.8 million in the nine months ended October 31, 2008 due to revenue increases in all of our operating segments. In our Video Intelligence segment, revenue increased $21.8 million, or 23%, almost entirely due to the product delivery of an order from a major customer. In our Communications Intelligence segment, revenue increased $17.1 million, or 14%, primarily due to an increase of approximately $24 million in Contract Accounting Method revenue associated with work performed on customized projects, partially offset by a decrease of approximately $8 million in Residual Method revenue associated with the timing of completion of customer installations. In our Workforce Optimization segment, revenue increased $13.1 million, or 5%, primarily due to the completion of a multi-site installation for a major customer for which revenue was recognized upon final customer acceptance, coupled with an increase in maintenance renewal revenue recognized at full value as a result of the elimination of the impact of purchase accounting adjustments to support obligations assumed which amounted to $5.2 million in the nine months ended October 31, 2008. We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, as required by business combination accounting rules, revenue related to maintenance contracts in the amount of $5.2 million that would have been otherwise recorded by Witness as an independent entity, was not recognized in the nine months ended October 31, 2008. Historically, substantially all of our customers, including customers from acquired companies, renew their maintenance contracts when such contracts are eligible for renewal. To the extent these underlying maintenance contracts are renewed, we will recognize the revenue for the full value of these contracts over the maintenance periods, the substantial majority of which are one year. For more details on our revenue by segment, see “- Revenue by Operating Segment”. Revenue in the Americas, EMEA, and APAC regions represented approximately 55%, 24%, and 21% of our total revenue, respectively, in the nine months ended October 31, 2009 compared to approximately 55%, 29%, and 16%, respectively, in the nine months ended October 31, 2008.
We had operating income of $73.5 million in the nine months ended October 31, 2009 compared to an operating loss of $20.7 million in the nine months ended October 31, 2008. The increase in operating income was due to an increase in gross profit of $63.6 million to $351.3 million, or 66%, from $287.7 million, or 60%, coupled with a decrease in operating expenses of $30.7 million. The increase in gross profit was primarily due to higher revenue and higher gross profit in all three of our operating segments. Product margins increased primarily in our Video Intelligence and Workforce Optimization segments mainly as a result of a more favorable product mix. Service margins increased in all three of our operating segments due to our cost-saving initiatives, as well as the fact, that in certain cases, expenses associated with service revenue recognized in the nine months ended October 31, 2009 under the Ratable Method were recorded in prior periods when the costs were incurred. The cost of revenue associated with services is generally expensed as incurred in the period in which the services were performed, which is not necessarily the period in which revenue was recognized, with the exception of certain transactions accounted for under Contract Accounting Method revenue. The decrease in our operating expenses was primarily due to our cost saving initiatives, $9.5 million in recoveries associated with intellectual property litigation assumed in the Witness acquisition, a $5.5 million decrease in integration and restructuring primarily related to the completion of the integration with Witness, and a decline in operating expenses as a result of the strengthening U.S. dollar relative to the major foreign currencies where we do business (primarily the British pound sterling, euro, Israeli shekel and Canadian dollar).

We had net income attributable to Verint Systems Inc. common shares of $24.3 million and diluted net income per share of $0.74 in the nine months ended October 31, 2009, compared to a net loss attributable to Verint Systems Inc. common shares of $71.2 million and a net loss per share of $2.20 in the nine months ended October 31, 2008. The increase in our net income applicable to Verint Systems Inc. common shares and income per share in the nine months ended October 31, 2009 was due to our higher gross profit and lower operating expenses as described above as well as a reduction in income taxes of $2.0 million, partially offset by $0.9 million of higher interest and other expenses.
The strengthening of the U.S. dollar relative to the major foreign currencies where we do business (primarily the British Pound, euro, Israeli shekel and Canadian dollar) in the nine months ended October 31, 2009 compared to the nine months ended October 31, 2008 had an unfavorable impact on our revenue and a favorable impact on our operating expenses. Had foreign exchange rates remained constant in these periods, our total revenue would have been approximately $15 million higher and our operating expenses and cost of revenue would have been approximately $21 million higher, or would have resulted in a net unfavorable impact of approximately $6 million on our operating income.
Revenue by Operating Segment
The following table sets forth revenue for each of our three operating segments for the three and nine months ended October 31, 2009 and 2008:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2009	2008	2009 - 2008	2009	2008	2009 - 2008
Workforce Optimization	$105,398	$90,653	16%	$279,001	$265,940	5%
Video Intelligence	33,985	30,893	10%	116,548	94,665	23%
Communications Intelligence	47,097	36,321	30%	135,348	118,241	14%

Total revenue	$186,480	$157,867	18%	$530,897	$478,846	11%

Workforce Optimization Segment
Three Months Ended October 31, 2009 compared to Three Months Ended October 31, 2008. Workforce Optimization revenue increased approximately 16%, or $14.7 million, to $105.4 million in the three months ended October 31, 2009 from $90.7 million in the three months ended October 31, 2008. The increase was primarily due to the completion of a multi-site installation for a major customer for which revenue was recognized upon final customer acceptance.

Nine Months Ended October 31, 2009 compared to Nine Months Ended October 31, 2008. Workforce Optimization revenue increased approximately 5%, or $13.1 million, to $279.0 million in the nine months ended October 31, 2009 from $265.9 million in the nine months ended October 31, 2008. The increase was primarily due to the completion of a multi-site installation for a major customer for which revenue was recognized upon final customer acceptance. In addition, there was an increase in Residual Method revenue associated with product deliveries, thereby allowing for revenue recognition upon product delivery rather than upon the completion of installation, as well as an increase in maintenance renewal revenue recognized at full value as a result of the elimination of the impact of purchase accounting adjustments to support obligations assumed. We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, as required by business combination accounting rules, revenue related to maintenance contracts in the amount of $5.2 million that would have been otherwise recorded by Witness as an independent entity, was not recognized in the nine months ended October 31, 2008. Historically, substantially all of our customers, including customers from acquired companies, renew their maintenance contracts when such contracts are eligible for renewal. To the extent these underlying maintenance contracts are renewed, we will recognize the revenue for the full value of these contracts over the maintenance periods, the substantial majority of which are one year. These increases were partially offset by a decline in our performance management business of $4.7 million primarily due to the completion of a large project in the nine months ended October 31, 2008 as well as the impact of the weakening British pound sterling relative to the U.S. dollar on our revenue in EMEA.
Video Intelligence Segment
Three Months Ended October 31, 2009 compared to Three Months Ended October 31, 2008. Video Intelligence revenue increased approximately 10%, or $3.1 million, to $34.0 million in the three months ended October 31, 2009 from $30.9 million in the three months ended October 31, 2008. The increase was due to an increase in Residual Method revenue of approximately $5 million primarily attributable to the overall product deliveries of orders from major customers, partially offset by a decrease in Ratable Method revenue of approximately $2 million due to a decline in the volume of arrangements recognized ratably over the economic life of the product because of implied PCS. As a result of changes in our business practices we anticipate that the mix of revenue arrangements recognized ratably over the economic life of the product in our Video Intelligence segment will continue to decline.
Nine Months Ended October 31, 2009 compared to Nine Months Ended October 31, 2008. Video Intelligence revenue increased approximately 23%, or $21.8 million, to $116.5 million in the nine months ended October 31, 2009 from $94.7 million in the nine months ended October 31, 2008. The increase was almost entirely due to the product delivery of an order from a major customer.

Communications Intelligence Segment
Three Months Ended October 31, 2009 compared to Three Months Ended October 31, 2008. Communications Intelligence revenue increased approximately 30%, or $10.8 million, to $47.1 million in the three months ended October 31, 2009 from $36.3 million in the three months ended October 31, 2008. This increase was primarily attributable to an increase of approximately $6 million in Contract Accounting Method revenue due to work performed on customized projects as well as an increase of approximately $4 million in Residual Method revenue associated with the timing of the completion of customer installations.
Nine Months Ended October 31, 2009 compared to Nine Months Ended October 31, 2008. Communications Intelligence revenue increased approximately 14%, or $17.1 million, to $135.3 million in the nine months ended October 31, 2009 from $118.2 million in the nine months ended October 31, 2008. This increase was primarily due to an increase of approximately $24 million in Contract Accounting Method revenue due to work performed on customized projects, as well as an increase of approximately $1 million in Ratable Method revenue associated with increased support revenue, partially offset by a decrease of approximately $8 million in Residual Method revenue associated with the timing of completion of customer installations.
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
The following table sets forth revenue for products and services and support for the three and nine months ended October 31, 2009 and 2008:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2009	2008	2009 - 2008	2009	2008	2009 - 2008

Product revenue	$98,467	$81,495	21%	$283,645	$251,306	13%
Service and support revenue	88,013	76,372	15%	247,252	227,540	9%

Total revenue	$186,480	$157,867	18%	$530,897	$478,846	11%

Product Revenue
Three Months Ended October 31, 2009 compared to Three Months Ended October 31, 2008. Product revenue increased approximately 21%, or $17.0 million, to $98.5 million in the three months ended October 31, 2009 from $81.5 million in the three months ended October 31, 2008. Product revenue increased in all three of our operating segments. In our Communications Intelligence segment product revenue increased $7.6 million, in our Workforce Optimization segment product revenue increased $6.6 million, and in our Video Intelligence segment product revenue increased $2.8 million. For additional information see “- Revenue by Operating Segment”.
Nine Months Ended October 31, 2009 compared to Nine Months Ended October 31, 2008. Product revenue increased approximately 13%, or $32.3 million, to $283.6 million in the nine months ended October 31, 2009 from $251.3 million in the nine months ended October 31, 2008. Product revenue increased in all three of our operating segments. In our Video Intelligence segment product revenue increased $20.4 million, in our Communications Intelligence segment product revenue increased $8.7 million, and in our Workforce Optimization segment product revenue increased $3.2 million. For additional information see “- Revenue by Operating Segment”.
Service and Support Revenue
Three Months Ended October 31, 2009 compared to Three Months Ended October 31, 2008. Service and support revenue increased approximately 15%, or $11.6 million, to $88.0 million in the three months ended October 31, 2009 from $76.4 million in the three months ended October 31, 2008. Service and support revenue increased in all three of our operating segments. Service and support revenue in our Workforce Optimization segment increased $8.1 million and in our Communications Intelligence segment service and support revenue increased $3.2 million. For additional information see “- Revenue by Operating Segment”.
Nine Months Ended October 31, 2009 compared to Nine Months Ended October 31, 2008. Service and support revenue increased approximately 9%, or $19.8 million, to $247.3 million in the nine months ended October 31, 2009 from $227.5 million in the nine months ended October 31, 2008. Service and support revenue increased in all three of our operating segments. Service and support revenue in our Workforce Optimization segment increased $9.8 million and in our Communications Intelligence segment service and support revenue increased $8.4 million. The increase in our Workforce Optimization segment is partially a result of fair value adjustments relating to future support obligations under acquired Witness contracts which lowered revenue in the nine months ended October 31, 2008 but had no impact on our results during the nine months ended October 31, 2009. For additional information see “- Revenue by Operating Segment”.

Cost of Revenue
The following table sets forth cost of revenue by product and service and support as well as amortization of acquired technology and backlog for the three and nine months ended October 31, 2009 and 2008:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2009	2008	2009 - 2008	2009	2008	2009 - 2008
Product cost of revenue	$35,718	$31,983	12%	$98,675	$94,084	5%
Service and support cost of revenue	25,819	27,571	(6%)	74,922	90,177	(17%)
Amortization of acquired technology and backlog	1,973	2,228	(11%)	6,049	6,851	(12%)

Total cost of revenue	$63,510	$61,782	3%	$179,646	$191,112	(6%)

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
Three Months Ended October 31, 2009 compared to Three Months Ended October 31, 2008. Product cost of revenue increased $3.7 million, or 12%, to $35.7 million in the three months ended October 31, 2009 from $32.0 million in the three months ended October 31, 2008. Our overall product margins have increased to 64% in the three months ended October 31, 2009 from 61% in the three months ended October 31, 2008 as a result of an increase in product revenue and change in product mix. Product margins in our Video Intelligence segment increased to 58% in the three months ended October 31, 2009 from 51% in the three months ended October 31, 2008 primarily due to an increase in product revenue, resulting in a better absorption of overhead costs, coupled with a higher software component which carries a higher gross margin, in the overall product mix. Product margins in our Workforce Optimization segment increased to 84% in the three months ended October 31, 2009 from 82% in the three months ended October 31, 2008, as a result of product mix. These increases were partially offset by a decrease in product margins in our Communications Intelligence segment to 48% in the three months ended October 31, 2009 from 52% in the three months ended October 31, 2008 primarily due to an increase in Contract Accounting Method revenue which resulted in an increase in product costs attributable to more work performed on customized projects accounted for under the Contract Accounting Method.

Nine Months Ended October 31, 2009 compared to Nine Months Ended October 31, 2008. Product cost of revenue increased $4.6 million, or 5%, to $98.7 million in the nine months ended October 31, 2009 from $94.1 million in the nine months ended October 31, 2008. Our overall product margins have increased to 65% in the nine months ended October 31, 2009 from 63% in the nine months ended October 31, 2008 as a result of an increase in revenue and change in product mix. Product margins in our Video Intelligence segment increased to 63% in the nine months ended October 31, 2009 from 52% in the nine months ended October 31, 2008 primarily due to an increase in product revenue, resulting in a better absorption of overhead costs, coupled with a higher software component which carries a higher gross margin, in the overall product mix. Product margins in our Workforce Optimization segment increased to 85% in the nine months ended October 31, 2009 from 84% in the nine months ended October 31, 2008, as a result of product mix. These increases were partially offset by a decrease in product margins in our Communications Intelligence segment to 52% in the nine months ended October 31, 2009 from 56% in the nine months ended October 31, 2008 primarily due to a change in project mix, as Residual Method revenue declined and Contract Accounting Method revenue increased, which resulted in an increase in product costs attributable to more work performed on customized projects accounted for under the Contract Accounting Method.
Service and Support Cost of Revenue
Service and support cost of revenue primarily consist of employee compensation and related expenses, contractor costs, and travel expenses relating to installation, training, consulting, and maintenance services. Service and support cost of revenue also include stock compensation expenses, facility costs, and other overhead expenses.
Three Months Ended October 31, 2009 compared to Three Months Ended October 31, 2008. Service and support cost of revenue decreased approximately 6% to $25.8 million in the three months ended October 31, 2009 from $27.6 million in the three months ended October 31, 2008. Employee compensation and related expenses decreased $1.2 million due to, in approximately equal measure, a decrease in employee headcount in our Workforce Optimization segment resulting from the elimination of redundancies and other cost saving initiatives following the Witness acquisition, and a decrease in employee headcount in our Video Intelligence and Communications Intelligence segments as a result of our cost saving initiatives. Other expenses totaling $0.6 million were reduced as a result of our cost saving initiatives. Our overall service and support margins increase to 71% in the three months ended October 31, 2009 from 64% in the three months ended October 31, 2008 due to increased service and support revenue and the decrease in service and support expenses discussed above. Contributing to the increase in service and support margins was the fact that in certain cases expenses associated with service and support revenue recognized in the three months ended October 31, 2009 under the Ratable Method were recorded in prior periods when the costs were incurred. The cost of revenue associated with services is generally expensed as incurred in the period in which the services were performed, which is not necessarily the period in which revenue was recognized, with the exception of certain transactions accounted for under the Contract Accounting Method.

Nine Months Ended October 31, 2009 compared to Nine Months Ended October 31, 2008. Service and support cost of revenue decreased approximately 17% to $74.9 million in the nine months ended October 31, 2009 from $90.2 million in the nine months ended October 31, 2008. Employee compensation and related expenses decreased $7.8 million primarily in our Workforce Optimization segment due to a decrease in employee headcount resulting from the elimination of redundancies and other cost saving initiatives following the Witness acquisition and partially due to a decrease in employee headcount in our Video Intelligence and Communications Intelligence segments as a result of our cost saving initiatives. Other expense decreases included a decrease in travel expenses of $3.4 million and other expense reductions totaling $1.0 million, all of which were a result of our cost saving initiatives. In addition, in the nine months ended October 31, 2008 we completed certain projects in our performance management business included in our Workforce Optimization segment, which were accounted for under the Contract Accounting Method. As a result, we recognized deferred service revenue and attributable costs of $3.1 million during the nine months ended October 31, 2008. Our overall service and support margins increased to 70% in the nine months ended October 31, 2009 from 60% in the nine months ended October 31, 2008 due to increased service and support revenue and the decrease in service and support expenses discussed above. Contributing to the increase in service and support margins was the fact that in certain cases expenses associated with service and support revenue recognized in the nine months ended October 31, 2009 under the Ratable Method were recorded in prior periods when the costs were incurred. The cost of revenue associated with services is generally expensed as incurred in the period in which the services were performed, which is not necessarily the period in which revenue was recognized, with the exception of certain transactions accounted for under the Contract Accounting Method.
Amortization of Acquired Technology and Backlog
Three Months Ended October 31, 2009 compared to Three Months Ended October 31, 2008. Amortization of acquired technology and backlog decreased approximately 11% to $2.0 million in the three months ended October 31, 2009 from $2.2 million in the three months ended October 31, 2008 primarily due to the weakening of the British pound sterling in which some of our intangible assets are denominated.
Nine Months Ended October 31, 2009 compared to Nine Months Ended October 31, 2008. Amortization of acquired technology and backlog decreased approximately 12% to $6.0 million in the nine months ended October 31, 2009 from $6.9 million in the nine months ended October 31, 2008 primarily due to the weakening of the British pound sterling in which some of our intangible assets are denominated.
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

The following table sets forth research and development, net expenses for the three and nine months ended October 31, 2009 and 2008:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2009	2008	2009 - 2008	2009	2008	2009 - 2008
Research and development, net	$21,461	$21,963	(2%)	$61,000	$69,897	(13%)

Three Months Ended October 31, 2009 compared to Three Months Ended October 31, 2008. Research and development, net expenses decreased approximately 2% to $21.5 million in the three months ended October 31, 2009 from $22.0 million in the three months ended October 31, 2008. The decrease was due to lower expenses in our Communications Intelligence segment as a result of a smaller portion of employees’ time devoted to generic product development rather than specific customization work for projects accounted for under the Contract Accounting Method, and lower expenses in our Workforce Optimization and Video Intelligence operating segments due to our cost saving initiatives. The above decreases include the effect of the strengthening of the U.S. dollar relative to the major foreign currencies where we do business.
Nine Months Ended October 31, 2009 compared to Nine Months Ended October 31, 2008. Research and development, net expenses decreased approximately 13% to $61.0 million in the nine months ended October 31, 2009 from $69.9 million in the nine months ended October 31, 2008. Employee compensation and related expenses decreased $5.3 million due to, in approximately equal measure, lower expenses in our Communications Intelligence segment as a result of a smaller portion of employees’ time devoted to generic product development rather than specific customization work for projects accounted for under the Contract Accounting Method, and lower expenses in our Video Intelligence segment due to a decrease in employee headcount as a result of our cost saving initiatives. Contractor costs decreased $3.6 million primarily in our Workforce Optimization segment and partially in our Video Intelligence and Communications Intelligence segments due to our cost saving initiatives. The above decreases include the effect of the strengthening of the U.S. dollar relative to the major foreign currencies where we do business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.
The following table sets forth selling, general and administrative expenses for the three and nine months ended October 31, 2009 and 2008:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2009	2008	2009 - 2008	2009	2008	2009 - 2008
Selling, general and administrative	$72,398	$69,977	3%	$199,882	$218,089	(8%)

Three Months Ended October 31, 2009 compared to Three Months Ended October 31, 2008. Selling, general and administrative expenses increased approximately 3% to $72.4 million in the three months ended October 31, 2009 from $70.0 million in the three months ended October 31, 2008. Professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status increased approximately $4 million to approximately $12 million in the three months ended October 31, 2009 compared to approximately $8 million in the three months ended October 31, 2008. These increases were offset by decreases in travel, marketing, and other expenses totaling $1.6 million which were a result of our cost saving initiatives.
Nine Months Ended October 31, 2009 compared to Nine Months Ended October 31, 2008. Selling, general and administrative expenses decreased approximately 8% to $199.9 million in the nine months ended October 31, 2009 from $218.1 million in the nine months ended October 31, 2008. Employee compensation and related expenses decreased $7.0 million attributable to lower headcount as a result of our cost saving initiatives. Employee sales commissions decreased $1.5 million due to a decline in customer orders received during the nine months ended October 31, 2009. Other expense decreases include decreases in travel and entertainment expenses of $4.5 million, marketing expenses of $2.7 million, communication, personnel, rent and utility expenses of $4.4 million, and other expense reductions totaling $3.1 million all of which were due to our cost saving initiatives. Professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status increased approximately $5 million to approximately $29 million in the nine months ended October 31, 2009 compared to approximately $24 million in the nine months ended October 31, 2008. The above decreases include the effect of the strengthening of the U.S. dollar relative to the major foreign currencies where we do business.
Amortization of Other Acquired Intangible Assets
The following table sets forth amortization of acquisition related intangibles for the three and nine months ended October 31, 2009 and 2008:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2009	2008	2009 - 2008	2009	2008	2009 - 2008
Amortization of other acquired intangible assets	$5,376	$6,139	(12%)	$16,892	$19,318	(13%)

Three Months Ended October 31, 2009 compared to Three Months Ended October 31, 2008. Amortization of other acquired intangible assets decreased approximately 12% to $5.4 million in the three months ended October 31, 2009 from $6.1 million in the three months ended October 31, 2008 primarily due to the weakening of the British pound sterling in which some of our intangible assets are denominated in.
Nine Months Ended October 31, 2009 compared to Nine Months Ended October 31, 2008. Amortization of other acquired intangible assets decreased approximately 13% to $16.9 million in the nine months ended October 31, 2009 from $19.3 million in the nine months ended October 31, 2008 primarily due to the weakening of the British pound sterling in which some of our intangible assets are denominated in.

Integration, Restructuring, and Other, Net
The following table sets forth integration, restructuring, and other, net for the three and nine months ended October 31, 2009 and 2008:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2009	2008	2009 - 2008	2009	2008	2009 - 2008
Restructuring expenses	$—	$1,284	(100%)	$24	$2,492	(99%)
Integration expenses	—	844	(100%)	—	2,979	(100%)
Other legal recoveries, net	—	(9,521)	(100%)	—	(4,303)	(100%)

Integration, restructuring and other, net	$—	$(7,393)	(100%)	$24	$1,168	(98%)

Integration and Restructuring Costs
Three Months Ended October 31, 2008. We continually review our business to manage costs and align our resources with market demand. In connection with such reviews, and also in conjunction with the acquisition of Witness, we continued to take several actions to reduce fixed costs, eliminate redundancies, strengthen areas needing operational focus, and better position us to respond to market pressures or unfavorable economic conditions. We incurred restructuring costs of $1.3 million, consisting primarily of severance and personnel-related costs resulting from headcount reductions and retention, due to the acquisition of Witness and the restructuring of our Video Intelligence segment. As a result of the subsequent integration of the Witness and Verint businesses, and our enterprise resource planning re-engineering project, we incurred integration costs of $0.8 million, the majority of which were consulting fees.
Nine Months Ended October 31, 2008. We incurred restructuring costs of $2.5 million, consisting primarily of severance and personnel-related costs resulting from headcount reductions and retention, due to the acquisition of Witness and the restructuring of our Video Intelligence segment. As a result of the subsequent integration of the Witness and Verint businesses, and our enterprise resource planning re-engineering project, we incurred integration costs of $3.0 million, the majority of which were consulting fees.
Other Legal Recoveries, Net
Three Months Ended October 31, 2008. On August 1, 2008, we reached a settlement agreement related to an ongoing patent infringement litigation matter, and recorded $9.7 million in settlement gains in the three months ended October 31, 2008. This gain was partially offset by $0.2 million of legal fees incurred during the three months ended October 31, 2008 resulting in a net recovery of $9.5 million.
Nine Months Ended October 31, 2008. On August 1, 2008, we reached a settlement agreement related to an ongoing patent infringement litigation matter, and recorded $9.7 million in settlement gains in the nine months ended October 31, 2008. This gain was partially offset by $5.4 million of legal fees incurred during the nine months ended October 31, 2008 resulting in a net recovery of $4.3 million.

Other Income (Expense), Net
The following table sets forth total other income (expense), net for the three and nine months ended October 31, 2009 and 2008:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2009	2008	2009 - 2008	2009	2008	2009 - 2008
Interest income	$336	$481	(30%)	$581	$1,557	(63%)

Interest expense	(6,178)	(9,794)	(37%)	(18,900)	(29,400)	(36%)

Other income (expense):
Gains on investments	—	5,577	(100%)	—	4,712	(100%)
Foreign currency gains (losses), net	2,039	(3,639)	(156%)	1,700	(2,418)	(170%)
Losses on derivatives, net	(4,710)	(9,273)	(49%)	(11,745)	(2,554)	360%
Other, net	(104)	249	(142%)	(799)	(204)	292%

Total other income (expense)	(2,775)	(7,086)	(61%)	(10,844)	(464)	2,237%

Total other expense, net	$(8,617)	$(16,399)	(47%)	$(29,163)	$(28,307)	3%

Three Months Ended October 31, 2009 compared to Three Months Ended October 31, 2008. Total other expense, net, decreased $7.8 million to an expense of $8.6 million in the three months ended October 31, 2009, compared to an expense $16.4 million in the three months ended October 31, 2008. Interest income decreased to $0.3 million in the three months ended October 31, 2009 from $0.5 million in the three months ended October 31, 2008 primarily due to lower interest rates. Interest expense on our term loan and revolving credit facility decreased to $6.2 million in the three months ended October 31, 2009 from $9.8 million in the three months ended October 31, 2008 due to lower interest rates during the three months ended October 31, 2009. We recorded a $2.0 million gain on foreign currency in the three months ended October 31, 2009 compared to a $3.6 million loss in the prior year quarter. Foreign currency gains in the three months ended October 31, 2009 resulted from the weakening of the U. S. dollar against the British pound sterling, euro, and Israeli shekel.
In the three months ended October 31, 2009, we recorded a net loss on derivatives of $4.7 million. This loss was primarily attributable to a $4.4 million loss in connection with a $450.0 million interest rate swap contract entered into concurrently with our credit agreement. This interest rate swap is not designated as a hedging instrument under derivative accounting guidance, and accordingly gains and losses from changes in fair value are recorded in other income (expense), net. This loss was also partially due to a $0.3 million loss on foreign currency derivatives, which represented the realized and unrealized portions of certain foreign currency derivatives.
In the three months ended October 31, 2008, we recorded a net loss on derivatives of $9.3 million, primarily attributable to a $450.0 million interest rate swap contract entered into concurrently with our credit agreement.

Nine Months Ended October 31, 2009 compared to Nine Months Ended October 31, 2008. Total other expense, net, increased $0.9 million to an expense of $29.2 million in the nine months ended October 31, 2009, compared to an expense of $28.3 million in the nine months ended October 31, 2008. Interest income decreased to $0.6 million in the nine months ended October 31, 2009 from $1.6 million in the nine months ended October 31, 2008 primarily due to lower interest rates. Interest expense on our term loan and revolving credit facility decreased to $18.9 million in the nine months ended October 31, 2009 from $29.4 million in the nine months ended October 31, 2008 due to lower interest rates. We recorded a $1.7 million gain on foreign currency in the nine months ended October 31, 2009 compared to a $2.4 million loss in the prior year quarter. Foreign currency gains in the nine months ended October 31, 2009 resulted from the weakening of the U. S. dollar against the British pound sterling, euro, and Israeli shekel.
In the nine months ended October 31, 2009, we recorded a net loss on derivatives of $11.7 million. This loss was primarily attributable to an $11.0 million loss in connection with a $450.0 million interest rate swap contract entered into concurrently with our credit agreement. This interest rate swap is not designated as a hedging instrument under derivative accounting guidance, and accordingly gains and losses from changes in fair value are recorded in other income (expense), net. This loss was also partially due to a $0.7 million loss on foreign currency derivatives, which represented the realized and unrealized portions of certain foreign currency derivatives.
In the nine months ended October 31, 2008, we recorded a net loss on derivatives of $2.6 million, primarily attributable to a $450.0 million interest rate swap contract entered into concurrently with our credit agreement.
Income Tax Provision
The following table sets forth our income tax provision for the three and nine months ended October 31, 2009 and 2008:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2009	2008	2009 - 2008	2009	2008	2009 - 2008

Provision for income taxes	$1,803	$9,441	(81%)	$8,921	$10,887	(18%)

Three Months ended October 31, 2009 compared to the Three Months ended October 31, 2008. Our effective tax rate was 11.9% for the three months ended October 31, 2009, as compared to (85.8%) for the three months ended October 31, 2008. For the three months ended October 31, 2009, our effective tax rate was lower than the U.S. federal statutory rate because we recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, but did not record significant U.S. federal income tax benefit because we maintain a valuation allowance against our U.S. deferred tax assets. Our effective tax rate for the three months ended October 31, 2008 was negative due to the fact that we reported an income tax expense on a consolidated pre-tax loss. We recorded a valuation allowance against certain pre-tax losses and we recorded an income tax provision in profitable jurisdictions. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by taxing jurisdiction, foreign income tax rate differentials, relative impact of permanent book to tax differences, the effects of valuation allowances, and discrete items that occur within the period.

Nine Months ended October 31, 2009 compared to the Nine Months ended October 31, 2008. Our effective tax rate was 20.1% for the nine months October 31, 2009, as compared to (22.2%) for the nine months ended October 31, 2008. For the nine months ended October 31, 2009, our effective tax rate was lower than the U.S. federal statutory rate because we recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate. We did not record significant U.S. federal income tax benefit because we maintain a valuation allowance against our U.S. deferred tax assets. Our effective tax rate for the nine months ended October 31, 2008 was negative due to the fact that we recorded income tax expense on a consolidated pre-tax loss. We recorded a valuation allowance against certain domestic and foreign pre-tax losses and an income tax provision in certain profitable jurisdictions. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by taxing jurisdiction, foreign income tax rate differentials, relative impact of permanent book to tax differences, the effects of the valuation allowances, and discrete items that occur within the period.
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

Statements of Cash Flows
The following table sets forth, as of October 31, 2009 and January 31, 2009, cash and cash equivalents, preferred stock and long-term debt:

	October 31,	January 31,
(in thousands)	2009	2009

Cash and cash equivalents	$161,184	$115,928

Preferred stock (at carrying value)	$285,542	$285,542

Long-term debt	$617,219	$620,912

At October 31, 2009, our cash and cash equivalents were $161.2 million, an increase of $45.3 million from January 31, 2009. This increase in cash is due to our strong operating performance.
The following table summarizes selected items from our condensed consolidated statements of cash flows for the nine months ended October 31, 2009 and 2008:

	Nine Months Ended October 31,
(in thousands)	2009	2008

Net cash provided by operating activities	$65,491	$30,397
Net cash used in investing activities	(16,385)	(24,244)
Net cash used in financing activities	(8,432)	(2,362)
Effect of exchange rate changes on cash and cash equivalents	4,582	(4,102)

Net increase (decrease) in cash and cash equivalents	$45,256	$(311)

Net cash provided by operating activities
During the nine months ended October 31, 2009, we generated $65.5 million in cash in operating activities. This $65.5 million in cash from operating activities was due to net income of $35.4 million and non-cash items of $71.4 million, primarily depreciation and amortization and stock-based compensation, and lower deferred cost of revenue of $10.4 million. These increases were partially offset by lower deferred revenue of $22.8 million, higher accounts receivable of $15.7 million, and higher prepaid expenses and other assets of $13.7 million.
During the nine-month period ended October 31, 2008, we reported a $59.9 million net loss, which included $67.4 million of net non-cash expenses. Net changes in operating assets and liabilities provided $22.9 million of cash during this nine-month period which, when combined with the impact of the period’s net loss and non-cash expenses, resulted in $30.4 million of cash provided by operating activities. The primary non-cash expenses for the period were $41.9 million of depreciation and amortization and $24.9 million of stock-based compensation. The net changes in operating assets and liabilities during the period included a $20.0 million increase in deferred revenue and a $6.8 million decrease in deferred cost of revenue, partially offset by an $8.2 million increase in inventories.

Net cash used by investing activities
During the nine months ended October 31, 2009, we used $16.4 million in cash primarily due to settlements of derivative financial instruments not designated as hedges of $13.1 million and capital expenditures of $5.2 million.
During the nine months ended October 31, 2008, our investing activities used $24.2 million of cash, including $12.5 million of capital expenditures, $5.7 million of settlements of derivative financial instruments not designated as hedges and an increase of $5.9 million in restricted cash and bank time deposits, which is presented within Other investing activities on the condensed consolidated statement of cash flows.
Net cash used in financing activities
During the nine months ended October 31, 2009, we used $8.4 million in cash, reflecting $6.1 million in repayments of borrowings and other financing arrangements and $2.1 million of dividends paid to the noncontrolling stockholders of our joint venture.
During the nine months ended October 31, 2008, our financing activities used $2.4 million of cash, primarily reflecting $2.1 million in repayments of borrowings and other financing arrangements.
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

On May 25, 2007, we entered into a $650.0 million term loan and a $25.0 million revolving credit facility with a group of banks to fund a portion of the acquisition of Witness. As of October 31, 2009, our outstanding term loan balance was $605.9 million. As of June 2010, our outstanding term loan balance has been reduced to $583.2 million. The original $25.0 million revolving credit facility was reduced to $15.0 million in September 2008 due to the bankruptcy of Lehman Brothers and the termination of its commitment under the credit facility. We borrowed the entire $15.0 million available to us in November 2008 and currently have no remaining balance available to us. The term loan matures on May 25, 2014 and the revolving credit facility matures on May 25, 2013.
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
Contractual Obligations
There has been no material change in our contractual obligations or commercial commitments during the nine months ended October 31, 2009.
Off-Balance Sheet Arrangements
As of October 31, 2009, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. There were no material changes in our off-balance sheet arrangements during the nine months ended October 31, 2009.
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
Our Annual Report on Form 10-K for the year ended January 31, 2009, filed with the SEC on April 8, 2010 provides a detailed discussion of the market risks affecting our operations for the year ended January 31, 2009. We believe our exposure to these market risks did not materially change during the nine months ended October 31, 2009.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2009, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended January 31, 2009.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.
Changes in Internal Control over Financial Reporting
Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in Item 9A of our Annual Report on Form 10-K for the year ended January 31, 2010, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting identified as of January 31, 2009 in Item 9A of our Annual Report on Form 10-K for the year ended January 31, 2009. These remedial procedures entailed changes in our internal control over financial reporting throughout the course of the year ended January 31, 2010, including during the quarter ended October 31, 2009. However, as of October 31, 2009, these changes were not yet effective in remediating the material weaknesses identified in our Annual Report on Form 10-K for the year ended January 31, 2009. As discussed in Item 9A of our Annual Report on Form 10-K for the year ended January 31, 2010, the material weaknesses related to risk assessment and equity compensation, as well as certain areas of the financial reporting material weakness identified as of January 31, 2009, were remediated as of January 31, 2010.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
There were no material legal proceedings which arose, or in which there were material developments, during the three months ended October 31, 2009.
Please see Item 3, “Legal Proceedings”, in our Annual Report on Form 10-K for the year ended January 31, 2010 for a discussion of all material legal proceedings as of the filing date of such report. Please see Part II, Item 1, “Legal Proceedings” in our Quarterly Report on Form 10-Q for the three months ended April 30, 2010 for a discussion of material updates, if any, to the disclosure in the Form 10-K as of the filing date of such quarterly report.
Item 1A. Risk Factors
Please see Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended January 31, 2010 for a discussion of the principal risks to our business, financial condition, and results of operations as of the filing date of such report. Please see Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended April 30, 2010 for a discussion of material updates, if any, to the disclosure in the Form 10-K as of the filing date of such quarterly report.
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
There were no equity awards approved by the stock option committee during the three months ended October 31, 2009. The following summarizes various time-based equity awards approved by the stock option committee since the three month period ended October 31, 2009 (excluding directors and executive officers) in the United States and elsewhere throughout the world under the application of the no sale theory or under the exemption provided by Regulation S of the Securities Act:
•	March 17, 2010 — equity awards representing approximately 283,850 shares; and
•	April 17, 2010 — equity awards representing approximately 209,900 shares.

The following summarizes various time-based and performance-based equity awards approved by the board of directors or the stock option committee since the three month period ended October 31, 2009 under a private placement exemption to directors, executive officers, or other employees qualifying as accredited investors (with officer performance awards included at target levels):
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
Issuer Purchases of Equity Securities
Our board of directors has approved a program to repurchase shares of our common stock from our independent directors, and such other directors as may from time to time be designated by the board of directors, upon vesting of restricted stock grants during our extended filing delay period, in order to provide funds to the recipient for the payment of associated income taxes. From time to time, our board of directors has also approved repurchases from executive officers for the same purpose when a vesting has occurred during a blackout period and on November 24, 2009, the board of directors approved a repurchase program for our executive officers similar to the one for our directors. On June 4, 2010, the officer repurchase program was extended through the date of our next meeting of stockholders at which a new equity incentive plan is approved. We record any repurchases of common stock as treasury stock. During the three months ended October 31, 2009, we did not repurchase any common shares.
Item 3. Defaults upon Senior Securities
None.
Item 4. Removed and Reserved
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibit list includes exhibits that we entered into or that became effective during the three months ended October 31, 2009.

Filed Herewith /
Incorporated by Reference
Number	Description	from

10.01	Amended and Restated Employment Agreement, dated October 29, 2009, between Verint Systems Inc. and Elan Moriah*	Form 10-K filed on March 17, 2010

31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith

32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith

(1)	These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 6 of this report.

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