Form 10-K/A
period 2010-01-31
VERINT SYSTEMS INC
filed 2010-06-18
CIK 1166388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
Verint Systems Inc. (together with its consolidated subsidiaries, “Verint”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) hereby amends its Annual Report on Form 10-K for the year ended January 31, 2010, which was filed with the Securities and Exchange Commission on May 19, 2010 (the “Original Filing”), to include, as an exhibit, the consent of our auditors. In addition, we note the following typographical error on page 179 of the Original Filing: the description of changes to the Conversion Rate (as defined therein) following a fundamental change, which stated: “ranging from zero to 3.7 million additional shares of common stock for every share of preferred stock converted into common stock following a fundamental change”, should instead have stated: “ranging from zero to 3.7 additional shares of common stock for every share of preferred stock converted into common stock following a fundamental change”, consistent with the disclosure in Note 8 on page F-36 of the Original Filing. The same typographical error appears on page 187 of our Annual Report on Form 10-K for the year ended January 31, 2009. No other part of the Original Filing is being amended hereby, and this amendment does not reflect events that have occurred after the filing of the Original Filing.
Item 15. Exhibits, Financial Statement Schedules.
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
Witness Systems, Inc. Form 8-K (Commission File No. 000-29335) filed on January 27, 2005
2.3	Agreement and Plan of Merger, dated as of February 11, 2007, among Verint Systems Inc., White Acquisition Corporation and Witness Systems, Inc.	Form 8-K filed on February 15, 2007
3.1	Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
3.2	Certificate of Designation, Preferences and Rights of the Series A Convertible Perpetual Preferred Stock	Form 8-K filed on May 30, 2007 8-K

Filed Herewith /
Incorporated by
Number	Description	Reference from
3.3	Amended and Restated By-laws of Verint Systems Inc.	Form 10-K filed on March 17, 2010
4.1	Specimen Common Stock certificate	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
4.2	Specimen Series A Convertible Perpetual Preferred Stock certificate	Form 10-K filed on March 17, 2010
4.3	Registration Rights Agreement by and among the Company, Nic. Christiansen Invest A/G and Ulrik Ortiz Rasmussen, dated as of September 2, 2004	Form S-3 (Commission File No. 333-120266) effective on December 17, 2004
4.4	Registration Rights Agreement, by and between the Company and Comverse Technology, Inc., dated May 25, 2007	Form 8-K filed on May 30, 2007
10.1	Form of Indemnification Agreement	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.2	Federal Income Tax Sharing Agreement, dated as of January 31, 2002, between Comverse and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.3	Business Opportunities Agreement dated as of March 19, 2002, between Comverse and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
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
Form 10-K filed on March 17, 2010
10.6	Verint Systems Inc. 2002 Employee Stock Purchase Plan	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.7	Verint Systems Inc. Stock Incentive Compensation Plan (as amended through December 12, 2002)	Form 10-K filed on May 1, 2003

Filed Herewith /
Incorporated by
Number	Description	Reference from
10.8	Amendment No. 1 to Verint Systems Inc. Stock Incentive Compensation Plan (dated December 23, 2008)	Form 10-K filed on March 17, 2010
10.9	Amendment No. 2 to Verint Systems Inc. Stock Incentive Compensation Plan (dated March 4, 2009)	Form 10-K filed on March 17, 2010
10.10	Verint Systems Inc. 2004 Stock Incentive Compensation Plan, as amended and restated	Form 8-K filed on January 10, 2006
10.11	Amendment No. 1 to Verint Systems Inc. 2004 Stock Incentive Compensation Plan, as amended and restated (dated December 23, 2008)	Form 10-K filed on March 17, 2010
10.12	Witness Systems Amended and Restated Stock Incentive Plan	Witness Systems, Inc. Form 10-Q for the period ended June 30, 2005
10.13	Amendment No. 1 to Witness Systems Amended and Restated Stock Incentive Plan (dated May 29, 2001)	Witness Systems, Inc. Form 10-K filed on March 17, 2006
10.14	Amendment No. 2 to Witness Systems Amended and Restated Stock Incentive Plan (dated January 15, 2004)	Witness Systems, Inc. Form 10-K filed on March 15, 2004
10.15	Amendment No. 3 to Witness Systems Amended and Restated Stock Incentive Plan (dated December 6, 2007)	Form 10-K filed on March 17, 2010
10.16	Amendment No. 4 to Witness Systems Amended and Restated Stock Incentive Plan (dated December 23, 2008)	Form 10-K filed on March 17, 2010
10.17	Form of Stock Option Award Agreement*	Form 8-K filed on December 7, 2004
10.18	Form of Restricted Stock Award Agreement to a U.S. executive officer*	Form 8-K filed on January 10, 2006
10.19	Form of Restricted Stock Award Agreement to an Israeli executive officer*	Form 8-K filed on January 10, 2006
10.20	Form of Restricted Stock Award Agreement to an Independent Director, as amended*	Form 10-K filed on March 17, 2010
10.21	Form of Time-Based Restricted Stock Unit Award Agreement*	Form 10-K filed on March 17, 2010
10.22	Form of Performance-Based Restricted Stock Unit Award Agreement*	Form 10-K filed on March 17, 2010
10.23	Form of Time-Based Deferred Stock Award Agreement*	Form 10-K filed on March 17, 2010
10.24	Form of Performance-Based Deferred Stock Award Agreement*	Form 10-K filed on March 17, 2010
10.25	Form of Amendment to Time-Based and Performance-Based Equity Award Agreements*	Form 10-K filed on March 17, 2010
10.26	Form of Time-Based Restricted Stock Unit Award Agreement Solely Related to 2010 Grant*	Form 10-K filed on April 8, 2010

Filed Herewith /
Incorporated by
Number	Description	Reference from
10.27	Form of Performance-Based Restricted Stock Unit Award Agreement Solely Related to 2010 Grant*	Form 10-K filed on April 8, 2010
10.28	Form of Time-Based Deferred Stock Award Agreement Solely Related to 2010 Grant*	Form 10-K filed on April 8, 2010
10.29	Form of Performance-Based Deferred Stock Award Agreement Solely Related to 2010 Grant*	Form 10-K filed on April 8, 2010
10.30	Contribution Agreement, dated as of February 1, 2001, between Comverse and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.31	Stock Purchase Agreement, dated as of January 31, 2002, between Comverse, Inc. and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.32	Registration Rights Agreement, dated as of January 31, 2002, between Comverse and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.33	Stock Purchase Agreement, dated as of September 7, 2005, by and among Verint Systems Inc., MultiVision Holdings Limited, and MultiVision Intelligent Surveillance Limited	Form 10-Q/A filed on December 12, 2005
10.34	Securities Purchase Agreement, by and between the Company and Comverse Technology, Inc., dated May 25, 2007.	Form 8-K filed on May 30, 2007
10.35	Credit Agreement dated as of May 25, 2007 among the Company, as Borrower, the Lenders as parties thereto and Lehman Commercial Paper Inc., as Administrative Agent	Form 8-K filed on May 30, 2007
10.36	Employment Agreement, dated February 23, 2010, between Verint Systems Inc. and Dan Bodner*	Form 8-K filed on February 23, 2010
10.37	Employment Agreement, dated August 14, 2006, between Verint Systems Inc. and Douglas E. Robinson*	Form 10-K filed on March 17, 2010
10.38	Amendment No. 1, dated July 2, 2007, to Employment Agreement between Verint Systems and Douglas E. Robinson*	Form 10-K filed on March 17, 2010
10.39	Amendment No. 2, dated December 29, 2008, to Employment Agreement between Verint Systems Inc. and Douglas E. Robinson*	Form 10-K filed on March 17, 2010
10.40	Amended and Restated Employment Agreement, dated October 29, 2009, between Verint Systems Inc. and Elan Moriah*	Form 10-K filed on March 17, 2010
10.41	Employment Agreement, dated April 16, 2001, between Comverse Infosys UK Limited and David Parcell*	Form 10-K filed on March 17, 2010

Filed Herewith /
Incorporated by
Number	Description	Reference from
10.42	Supplemental Employment Agreement, dated June 13, 2008, between Verint Systems UK Limited and David Parcell*	Form 10-K filed on March 17, 2010
10.43	Amended and Restated Employment Agreement, dated November 10, 2009, between Verint Systems Inc. and Peter Fante*	Form 10-K filed on March 17, 2010
10.44	Employment Offer Letter, dated August 30, 2000, between Comverse Infosys Ltd. and Meir Sperling*	Form 10-K filed on March 17, 2010
10.45	Manager’s Insurance Policy Letter between Comverse Infosys Ltd. and Meir Sperling* (English translation)	Form 10-K filed on March 17, 2010
10.46	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan*	Form 10-K filed on May 19, 2010
10.47	2009 Executive Officer Retention Letter*	Form 10-K filed on March 17, 2010
10.48
Amendment, Waiver, and Consent, dated April 27, 2010, to Credit Agreement among the Company, as Borrower, the Lenders, as parties thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent
Form 8-K filed on May 3, 2010
21.1	Subsidiaries of the Company	Form 10-K filed on May 19, 2010
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Form 10-K filed on May 19, 2010
31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Form 10-K filed on May 19, 2010
31.3	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350(1)	Form 10-K filed on May 19, 2010
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350(1)	Form 10-K filed on May 19, 2010

(1)	These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERINT SYSTEMS INC. (Registrant)
June 18, 2010	By:	/s/ Dan Bodner
Dan Bodner, President and Chief Executive Officer