Form 10-Q
period 2010-07-31
VERINT SYSTEMS INC
filed 2010-09-08
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 001-34807
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 34,715,943 shares of the registrant’s common stock outstanding on August 31, 2010.

i

Cautionary Note on Forward-Looking Statements
Certain statements discussed in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurances that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:
•	risks relating to the filing of our Securities and Exchange Commission (“SEC”) reports, including the occurrence of known contingencies or unforeseen events that could delay our future filings, management distraction, and significant expense;
•	risks that our credit rating could be downgraded or placed on a credit watch based on, among other things, our financial results or delays in the filing of our periodic reports;
•	risks associated with being a consolidated, controlled subsidiary of Comverse Technology, Inc. (“Comverse”) and formerly part of Comverse’s consolidated tax group, including risk of any future impact on us resulting from Comverse’s special committee investigation and restatement or related effects, and risks related to our dependence on Comverse to provide us with accurate financial information, including with respect to stock-based compensation expense and net operating loss carryforwards (“NOLs”), for our financial statements;
•	uncertainties regarding the impact of general economic conditions, particularly in information technology spending, on our business;
•	risks that our financial results will cause us not to be compliant with the leverage ratio covenant under our credit facility or that any delays in the filing of future SEC reports could cause us not to be compliant with the financial statement delivery covenant under our credit facility;
•	risks that customers or partners delay or cancel orders or are unable to honor contractual commitments due to liquidity issues, challenges in their business, or otherwise;

•	risks that we will experience liquidity or working capital issues and related risk that financing sources will be unavailable to us on reasonable terms or at all;

•	uncertainties regarding the future impact on our business of our now concluded internal investigation, restatement, and extended filing delay, including customer, partner, employee, and investor concern, and potential customer and partner transaction deferrals or losses;
•	risks relating to the remediation or inability to adequately remediate material weaknesses in our internal controls over financial reporting and relating to the proper application of highly complex accounting rules and pronouncements in order to produce accurate SEC reports on a timely basis;
•	risks relating to our implementation and maintenance of adequate systems and internal controls for our current and future operations and reporting needs;
•	risks of possible future restatements if the processes used to produce the financial statements contained in our SEC reports are inadequate;
•	risks associated with future regulatory actions or private litigations relating to our internal investigation, restatement, or previous delays in filing required SEC reports;
•	risks that we will be unable to maintain our listing on the NASDAQ Global Market;
•	risks associated with Comverse controlling our board of directors and a majority of our common stock (and therefore the results of any significant stockholder vote);
•	risks associated with significant leverage resulting from our current debt position;
•	risks due to aggressive competition in all of our markets, including with respect to maintaining margins and sufficient levels of investment in the business and with respect to introducing quality products which achieve market acceptance;
•	risks created by continued consolidation of competitors or introduction of large competitors in our markets with greater resources than us;
•	risks associated with significant foreign and international operations, including exposure to fluctuations in exchange rates;
•	risks associated with complex and changing local and foreign regulatory environments;
•	risks associated with our ability to recruit and retain qualified personnel in all geographies in which we operate;
•	challenges in accurately forecasting revenue and expenses;

•	risks associated with acquisitions and related system integrations;

•	risks relating to our ability to improve our infrastructure to support growth;
•	risks that our intellectual property rights may not be adequate to protect our business or that others may make claims on our intellectual property or claim infringement on their intellectual property rights;
•	risks associated with a significant amount of our business coming from domestic and foreign government customers;
•	risks that we improperly handle sensitive or confidential information or perception of such mishandling;
•	risks associated with dependence on a limited number of suppliers for certain components of our products;
•	risks that we are unable to maintain and enhance relationships with key resellers, partners, and systems integrators; and
•	risks that use of our tax benefits may be restricted or eliminated in the future.
These risks, uncertainties, and challenges, as well as other factors, are discussed in greater detail in the “Risk Factors” section of this report and under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2010. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the filing date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
July 31, 2010 and January 31, 2010
(Unaudited)

	July 31,	January 31,
(in thousands, except share and per share data)	2010	2010
Assets
Current Assets:
Cash and cash equivalents	$128,199	$184,335
Restricted cash and bank time deposits	14,893	5,206
Accounts receivable, net	132,553	127,826
Inventories	16,271	14,373
Deferred cost of revenue	8,536	11,232
Prepaid expenses and other current assets	59,263	64,554

Total current assets	359,715	407,526

Property and equipment, net	22,683	24,453
Goodwill	733,046	724,670
Intangible assets, net	164,716	173,833
Capitalized software development costs, net	7,148	8,530
Deferred cost of revenue	25,702	33,019
Other assets	29,134	24,306

Total assets	$1,342,144	$1,396,337

Liabilities, Preferred Stock, and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$45,923	$46,570
Accrued expenses and other liabilities	153,311	155,422
Current maturities of long-term debt	—	22,678
Deferred revenue	153,203	183,719
Liabilities to affiliates	1,751	1,709

Total current liabilities	354,188	410,098

Long-term debt	598,234	598,234
Deferred revenue	44,724	51,412
Other liabilities	57,814	65,618

Total liabilities	1,054,960	1,125,362

Preferred Stock — $0.001 par value; authorized 2,500,000 shares. Series A convertible preferred stock; 293,000 shares issued and outstanding; aggregate liquidation preference and redemption value of $332,196 at July 31, 2010.	285,542	285,542

Commitments and Contingencies
Stockholders’ Equity (Deficit):
Common stock — $0.001 par value; authorized 120,000,000 shares. Issued 34,911,000 and 32,687,000 shares, respectively; outstanding 34,651,000 and 32,584,000 shares, as of July 31, 2010 and January 31, 2010, respectively.	35	33
Additional paid-in capital	478,031	451,166
Treasury stock, at cost - 260,000 and 103,000 shares as of July 31, 2010 and January 31, 2010, respectively.	(6,639)	(2,493)
Accumulated deficit	(425,071)	(420,338)
Accumulated other comprehensive loss	(46,432)	(43,134)

Total Verint Systems Inc. stockholders’ deficit	(76)	(14,766)
Noncontrolling interest	1,718	199

Total stockholders’ equity (deficit)	1,642	(14,567)

Total liabilities, preferred stock, and stockholders’ equity (deficit)	$1,342,144	$1,396,337

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months Ended July 31, 2010 and 2009
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2010	2009	2010	2009
Revenue:
Product	$93,103	$88,107	$185,173	$185,178
Service and support	87,573	81,162	168,116	159,239

Total revenue	180,676	169,269	353,289	344,417

Cost of revenue:
Product	31,909	30,900	60,255	62,957
Service and support	26,217	26,190	53,445	49,103
Amortization of acquired technology and backlog	2,220	1,977	4,453	4,076

Total cost of revenue	60,346	59,067	118,153	116,136

Gross profit	120,330	110,202	235,136	228,281

Operating expenses:
Research and development, net	22,049	20,638	48,481	39,539
Selling, general and administrative	69,144	70,258	156,161	127,484
Amortization of other acquired intangible assets	5,338	5,586	10,677	11,516
Restructuring	—	11	—	24

Total operating expenses	96,531	96,493	215,319	178,563

Operating income	23,799	13,709	19,817	49,718

Other income (expense), net:
Interest income	117	98	200	245
Interest expense	(5,936)	(6,369)	(11,884)	(12,722)
Other expense, net	(2,448)	(3,106)	(6,146)	(8,069)

Total other expense, net	(8,267)	(9,377)	(17,830)	(20,546)

Income before provision for income taxes	15,532	4,332	1,987	29,172
Provision for income taxes	3,141	2,850	5,212	7,118

Net income (loss)	12,391	1,482	(3,225)	22,054
Net income (loss) attributable to noncontrolling interest	916	(116)	1,508	822

Net income (loss) attributable to Verint Systems Inc.	11,475	1,598	(4,733)	21,232
Dividends on preferred stock	(3,554)	(3,406)	(6,957)	(6,668)

Net income (loss) attributable to Verint Systems Inc. common shares	$7,921	$(1,808)	$(11,690)	$14,564

Net income (loss) per share attributable to Verint Systems Inc.
Basic	$0.24	$(0.06)	$(0.35)	$0.45

Diluted	$0.23	$(0.06)	$(0.35)	$0.45

Weighted-average common shares outstanding
Basic	33,272	32,465	32,972	32,462

Diluted	35,006	32,465	32,972	32,606

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Six Months Ended July 31, 2010 and 2009
(Unaudited)

	Verint Systems Inc. Stockholders’ Deficit
						Accumulated	Total Verint
	Common Stock		Additional			Other	Systems Inc.		Total
		Par	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(in thousands)	Shares	Value	Capital	Stock	Deficit	Loss	Deficit	Interest	Equity (Deficit)

Balances as of January 31, 2009	32,535	$32	$419,937	$(2,353)	$(435,955)	$(58,404)	$(76,743)	$673	$(76,070)
Comprehensive income:
Net income	—	—	—	—	21,232	—	21,232	822	22,054
Unrealized gains on derivative financial instruments, net	—	—	—	—	—	1,439	1,439	—	1,439
Unrealized gains on available for sale securities, net	—	—	—	—	—	9	9	—	9
Currency translation adjustments	—	—	—	—	—	24,417	24,417	13	24,430

Total comprehensive income	—	—	—	—	21,232	25,865	47,097	835	47,932
Stock-based compensation expense	—	—	15,532	—	—	—	15,532	—	15,532
Common stock issued for stock awards	20	—	—	—	—	—	—	—	—
Forfeitures of restricted stock awards	(3)	—	23	(23)	—	—	—	—	—
Purchases of treasury stock	(8)	—	—	(50)	—	—	(50)	—	(50)

Balances as of July 31, 2009	32,544	$32	$435,492	$(2,426)	$(414,723)	$(32,539)	$(14,164)	$1,508	$(12,656)

Balances as of January 31, 2010	32,584	$33	$451,166	$(2,493)	$(420,338)	$(43,134)	$(14,766)	$199	$(14,567)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(4,733)	—	(4,733)	1,508	(3,225)
Unrealized losses on derivative financial instruments, net	—	—	—	—	—	(5)	(5)	—	(5)
Currency translation adjustments	—	—	—	—	—	(3,293)	(3,293)	11	(3,282)

Total comprehensive income (loss)	—	—	—	—	(4,733)	(3,298)	(8,031)	1,519	(6,512)
Stock-based compensation expense	—	—	15,636	—	—	—	15,636	—	15,636
Exercises of stock options	726	1	11,934	—	—	—	11,935	—	11,935
Common stock issued for stock awards	1,498	1	(1)	—	—	—	—	—	—
Purchases of treasury stock	(157)	—	—	(4,146)	—	—	(4,146)	—	(4,146)
Tax effects from stock award plans	—	—	(704)	—	—	—	(704)	—	(704)

Balances as of July 31, 2010	34,651	$35	$478,031	$(6,639)	$(425,071)	$(46,432)	$(76)	$1,718	$1,642

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended July 31, 2010 and 2009
(Unaudited)

	Six Months Ended July 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$(3,225)	$22,054
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,952	25,507
Equity-based compensation	15,636	15,532
Non-cash losses on derivative financial instruments, net	3,347	7,035
Other non-cash items, net	867	(1,816)
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(5,447)	(2,513)
Inventories	(2,124)	3,430
Deferred cost of revenue	9,273	6,165
Accounts payable and accrued expenses	(3,798)	(11,321)
Deferred revenue	(33,273)	(518)
Prepaid expenses and other assets	2,936	(8,759)
Other, net	(2,632)	(2,616)

Net cash provided by operating activities	5,512	52,180

Cash flows from investing activities:
Cash paid for business combination, net of cash acquired, and payments of contingent consideration associated with business combinations in prior periods	(15,292)	(96)
Purchases of property and equipment	(3,550)	(2,019)
Settlements of derivative financial instruments not designated as hedges	(11,997)	(8,261)
Cash paid for capitalized software development costs	(858)	(1,258)
Change in restricted cash and bank time deposits	(9,720)	223

Net cash used in investing activities	(41,417)	(11,411)

Cash flows from financing activities:
Repayments of borrowings and other financing obligations	(22,679)	(5,988)
Proceeds from exercises of stock options	11,650	—
Dividends paid to noncontrolling interest	—	(2,142)
Purchases of treasury stock	(4,146)	—
Other financing activities	(3,688)	(202)

Net cash used in financing activities	(18,863)	(8,332)

Effect of exchange rate changes on cash and cash equivalents	(1,368)	5,349

Net increase (decrease) in cash and cash equivalents	(56,136)	37,786
Cash and cash equivalents, beginning of period	184,335	115,928

Cash and cash equivalents, end of period	$128,199	$153,714

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,236	$13,184

Cash paid for income taxes	$3,244	$4,991

Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$936	$329

Inventory transfers to property and equipment	$87	$347

Stock options exercised, proceeds received subsequent to period end	$285	$—

Accrued but unpaid debt fees	$310	$—

Supplier financing arrangments	$1,480	$—

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Condensed Consolidated Financial Statements Preparation
The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2010. The condensed consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the periods ended July 31, 2010 and 2009, and the condensed consolidated balance sheet as of July 31, 2010, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods shown. The condensed consolidated balance sheet as of January 31, 2010 is derived from the audited consolidated balance sheet presented in our Annual Report on Form 10-K for the year ended January 31, 2010. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2010. The results for interim periods are not necessarily indicative of a full year’s results.
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
In June 2009, the FASB issued a new accounting standard related to the consolidation of variable interest entities, requiring a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and significantly enhances disclosures. The standard may be applied retrospectively to previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. This standard was effective for us for the fiscal year beginning on February 1, 2010. The adoption of this standard did not impact our condensed consolidated financial statements.
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
Also in October 2009, the FASB issued guidance related to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of existing software revenue guidance. This additional guidance removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. This revenue recognition guidance, and the guidance discussed in the preceding paragraph, should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. It will be effective for us in our fiscal year beginning February 1, 2011, although early adoption is permitted. Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. We are assessing the impact that the application of this new guidance, and the guidance discussed in the preceding paragraph, may have on our consolidated financial statements.
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

2. Net Income (Loss) Per Share Attributable to Verint Systems Inc.
The following table summarizes the calculation of basic and diluted net income (loss) per share attributable to Verint Systems Inc. for the three and six months ended July 31, 2010 and 2009:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2010	2009	2010	2009
Net income (loss)	$12,391	$1,482	$(3,225)	$22,054
Net income (loss) attributable to noncontrolling interest	916	(116)	1,508	822

Net income (loss) attributable to Verint Systems Inc.	11,475	1,598	(4,733)	21,232
Dividends on preferred stock	(3,554)	(3,406)	(6,957)	(6,668)

Net income (loss) attributable to Verint Systems Inc. for basic net income (loss) per share	7,921	(1,808)	(11,690)	14,564
Dilutive effect of dividends on preferred stock	—	—	—	—

Net income (loss) attributable to Verint Systems Inc. for diluted net income (loss) per share	$7,921	$(1,808)	$(11,690)	$14,564

Weighted-average shares outstanding
Basic	33,272	32,465	32,972	32,462
Dilutive effect of employee equity award plans	1,734	—	—	144
Dilutive effect of assumed conversion of preferred stock	—	—	—	—

Diluted	35,006	32,465	32,972	32,606

Net income (loss) per share attributable to Verint Systems Inc.
Basic	$0.24	$(0.06)	$(0.35)	$0.45

Diluted	$0.23	$(0.06)	$(0.35)	$0.45

We excluded the following weighted-average shares underlying stock-based awards and convertible preferred stock from the calculations of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2010	2009	2010	2009
Shares excluded from calculation:
Stock options and restricted stock-based awards	3,484	8,530	6,842	5,763

Convertible preferred stock	10,171	9,787	10,123	9,740

3. Inventories
Inventories consist of the following as of July 31, 2010 and January 31, 2010:

	July 31,	January 31,
(in thousands)	2010	2010
Raw materials	$8,370	$5,987
Work-in-process	5,374	4,649
Finished goods	2,527	3,737

Total inventories	$16,271	$14,373

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
We recorded the acquisition-date estimated fair value of the contingent consideration of $3.2 million as a component of the purchase price of Iontas. The acquisition-date fair value of the contingent consideration was measured based on the probability-adjusted present value of the contingent consideration expected to be earned and transferred. The fair value of the contingent consideration was remeasured as of July 31, 2010 at $3.3 million, and the change in the fair value of the contingent consideration between the acquisition date and July 31, 2010 is recorded within selling, general and administrative expenses in our condensed consolidated statements of operations.
Our purchase price to acquire Iontas also includes $1.5 million of prepayments for product licenses and support services procured from Iontas prior to the acquisition date, partially offset by $0.7 million of trade accounts payable to Iontas as of the acquisition date.

The following table sets forth the components and the preliminary allocation of the purchase price of Iontas. We are continuing to evaluate certain assets and liabilities of Iontas using information known to us at the acquisition date, and therefore may adjust the preliminary purchase price allocation after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates.

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
Transaction costs, primarily professional fees, directly related to the acquisition of Iontas, totaled $1.3 million, including $0.5 million incurred during the six months ended July 31, 2010, and were expensed as incurred.
The pro forma impact of the Iontas acquisition is not material to our historical consolidated operating results and is therefore not presented. Revenues from Iontas for the three and six months ended July 31, 2010 were also not material.

5. Intangible Assets and Goodwill
Acquisition-related intangible assets consist of the following as of July 31, 2010 and January 31, 2010:

	July 31, 2010
		Accumulated
(in thousands)	Cost	Amortization	Net
Customer relationships	$197,206	$(64,314)	$132,892
Acquired technology	60,963	(32,795)	28,168
Trade names	9,506	(8,542)	964
Non-competition agreements	3,689	(2,451)	1,238
Distribution network	2,440	(986)	1,454

Total	$273,804	$(109,088)	$164,716

	January 31, 2010
		Accumulated
(in thousands)	Cost	Amortization	Net
Customer relationships	$198,084	$(54,825)	$143,259
Acquired technology	54,629	(28,419)	26,210
Trade names	9,551	(7,989)	1,562
Non-competition agreements	3,429	(2,203)	1,226
Distribution network	2,440	(864)	1,576

Total	$268,133	$(94,300)	$173,833

Total amortization expense recorded for acquisition-related intangible assets was $7.6 million and $15.1 million for the three and six months ended July 31, 2010, respectively, and $7.6 million and $15.6 million for the three and six months ended July 31, 2009, respectively.

Estimated future finite-lived acquisition-related intangible asset amortization expense is as follows:

(in thousands)
Years Ended January 31,	Amount
2011 (Remainder of year)	$15,188
2012	29,454
2013	28,673
2014	23,658
2015	21,075
2016 and thereafter	46,668

Total	$164,716

Goodwill activity for the six months ended July 31, 2010, in total and by reportable segment, was as follows:

		Reportable Segment
		Workforce	Video	Communications
(in thousands)	Total	Optimization	Intelligence	Intelligence
Goodwill, gross, at January 31, 2010	$791,535	$694,465	$66,998	$30,072
Accumulated impairment losses through January 31, 2010	(66,865)	(30,791)	(36,074)	—

Goodwill, net, at January 31, 2010	724,670	663,674	30,924	30,072
Acquisition of Iontas Limited	12,899	12,899	—	—
Foreign currency translation and other	(4,523)	(3,563)	(960)	—

Goodwill, net, at July 31, 2010	$733,046	$673,010	$29,964	$30,072

Balance at July 31, 2010
Goodwill, gross, at July 31, 2010	$799,911	$703,801	$66,038	$30,072
Accumulated impairment losses at July 31, 2010	(66,865)	(30,791)	(36,074)	—

Goodwill, net, at July 31, 2010	$733,046	$673,010	$29,964	$30,072

We test our goodwill for impairment at least annually as of November 1, or more frequently if an event occurs indicating the potential for impairment. No events or circumstances indicating the potential for goodwill impairment were identified during either the six months ended July 31, 2010 or the six months ended July 31, 2009.
6. Long-term Debt
On May 25, 2007, to partially finance the acquisition of Witness Systems Inc. (“Witness”), we entered into a $675.0 million secured credit agreement comprised of a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving line of credit. Our $25.0 million revolving line of credit was effectively reduced to $15.0 million during the quarter ended October 31, 2008, in connection with the bankruptcy of Lehman Brothers and the related termination of its revolving commitment under the credit agreement in June 2009. During the quarter ended January 31, 2009, we borrowed the full $15.0 million then available under the revolving line of credit. As discussed further below, the borrowing capacity under the revolving line of credit was increased to $75.0 million in July 2010. The revolving line of credit and term loan mature in May 2013 and May 2014, respectively.

The following is a summary of our outstanding financing arrangements as of July 31, 2010 and January 31, 2010:

	July 31,	January 31,
(in thousands)	2010	2010
Term loan facility	$583,234	$605,912
Revolving line of credit	15,000	15,000

	598,234	620,912

Less: current portion	—	22,678

Long-term debt	$598,234	$598,234

In May 2010, we made a $22.1 million mandatory “excess cash flow” payment of the term loan, based upon our operating results for the year ended January 31, 2010, $12.4 million of which is being applied to the eight immediately following principal payments and $9.7 million of which will be applied pro rata to the remaining principal payments.
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
In April 2010, we entered into an amendment to our credit agreement to extend the due date for delivery of audited consolidated financial statements and related documentation for the year ended January 31, 2010 from May 1, 2010 to June 1, 2010. In consideration for this amendment, we paid $0.9 million to our lenders. This payment is being amortized as additional interest expense over the remaining term of the credit agreement using the effective interest method. Legal fees and other out-of-pocket costs directly relating to the amendment, which were expensed as incurred, were not significant.
In July 2010, the credit agreement was further amended to, among other things, (a) change the calculation of the applicable interest rate margin to be based on our periodic consolidated leverage ratio, (b) designate a London Interbank Offered Rate (“LIBOR”) floor of 1.50%, (c) change certain negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio, and (d) increase the revolving line of credit from $15.0 million to $75.0 million. The commitment fee for unused capacity under the revolving line of credit was increased from 0.50% to 0.75% per annum.

The credit agreement contains one financial covenant that requires us to meet a certain consolidated leverage ratio, defined as our consolidated net total debt divided by consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the agreement, for the trailing four quarters. The consolidated leverage ratio could not exceed 3.50:1 for the period ended July 31, 2010. As amended in July 2010, the consolidated leverage ratio cannot exceed 3.50:1 for all periods through October 31, 2011, and cannot exceed 3.00:1 for all quarterly periods thereafter.
In consideration for the July 2010 amendments, we paid $2.6 million to our lenders. These payments are being amortized as additional interest expense over the remaining term of the credit agreement using the effective interest method. Legal fees and other out-of-pocket costs directly relating to these amendments, which were expensed as incurred, were not significant.
Substantial modifications of credit terms require assessment to determine whether the modifications should be accounted for and reported in the same manner as a formal extinguishment of the prior arrangement and replacement with a new arrangement, with the potential recognition of a gain or loss on the extinguishment. The July 2010 credit agreement amendments were assessed under applicable accounting guidance and determined to be modifications of the prior arrangement, not requiring extinguishment accounting.
On May 25, 2007, concurrently with entry into our credit facility, we entered into a receive-variable/pay-fixed interest rate swap agreement with a multinational financial institution with a notional amount of $450.0 million to mitigate a portion of the risk associated with variable interest rates on the term loan. The original term of the interest rate swap extended through May 2011. However, on July 30, 2010, we entered into an agreement to terminate the interest rate swap in exchange for a payment of $21.7 million to the counterparty, representing the approximate present value of the expected remaining quarterly settlement payments we otherwise would have owed under the agreement. This payment was made on August 3, 2010. We recorded a $1.5 million loss on the interest rate swap for the three months ended July 31, 2010. See Note 11, “Fair Value Measurements and Derivative Financial Instruments” for further details regarding the interest rate swap agreement.
We incurred interest expense on borrowings under our credit agreement of $4.9 million and $10.3 million during the three and six months ended July 31, 2010, respectively, and $5.7 million and $11.5 million during the three and six months ended July 31, 2009, respectively. We also recorded amortization of our deferred debt issuance costs of $0.8 million and $1.3 million, reported within interest expense, during the three and six months ended July 31, 2010, respectively, inclusive of a $0.3 million write-off associated with the $22.1 million term loan principal payment in May 2010. Amortization of our deferred debt issuance costs during the three and six months ended July 31, 2009 was $0.5 million and $1.0 million, respectively.
As of July 31, 2010, the interest rates on the term loan and the revolving line of credit borrowings were 5.25% and 6.00%, respectively. The interest rate on the revolving line of credit borrowings reset to 5.25% as of August 4, 2010. The interest rate on both the term loan and the revolving line of credit borrowings was 3.49% as of January 31, 2010. The higher interest rates as of July 31, 2010 reflect, among other things, the impact of the July 2010 amendments discussed above.

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
The terms of the preferred stock provide that upon a fundamental change, as defined, the holders of the preferred stock would have the right to require us to repurchase the preferred stock for 100% of the liquidation preference then in effect. Therefore, the preferred stock has been classified as mezzanine equity on our condensed consolidated balance sheets as of July 31, 2010 and January 31, 2010, separate from permanent equity, because the occurrence of these fundamental changes, and thus potential redemption of the preferred stock, however remote in likelihood, is not solely under our control. Fundamental change events include the sale of substantially all of our assets and certain changes in beneficial ownership, board of directors’ representation, and business reorganizations.
We concluded that, as of July 31, 2010 and January 31, 2010, there were no indications that the occurrence of a fundamental change and the associated redemption of the preferred stock were probable. We therefore have not adjusted the initial carrying amount of the preferred stock to its redemption amount, which is its liquidation preference. Through July 31, 2010, cumulative, undeclared dividends on the preferred stock were $39.2 million and as a result, the liquidation preference of the preferred stock was $332.2 million at that date. If it were convertible at July 31, 2010, the preferred stock could be converted into approximately 10.2 million shares of our common stock.
8. Stockholders’ Equity (Deficit)
Treasury Stock
From time to time, our board of directors approves repurchases of our common stock from independent directors and executive officers upon vesting of restricted stock grants in order to provide funds for the recipient’s obligation to pay associated income taxes upon vesting of stock awards.
During the six months ended July 31, 2010, we acquired 157,000 shares of treasury stock from certain executive officers and directors at a cost of $4.1 million. Treasury stock activity for the six months ended July 31, 2009 was not significant.

Accumulated Other Comprehensive Loss
The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive loss. Income tax effects on unrealized gains on available-for-sale marketable securities and derivative financial instruments were not significant.

	July 31,	January 31,
(in thousands)	2010	2010
Foreign currency translation losses, net	$(46,538)	$(43,245)
Unrealized gains on derivative financial instruments	101	106
Unrealized gains on available-for-sale marketable securities	5	5

Total accumulated other comprehensive loss	$(46,432)	$(43,134)

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
Following the acquisition of Witness in May 2007, we implemented a plan to integrate the Witness business with our existing Workforce Optimization segment, which included actions to reduce fixed costs and eliminate redundancies. The following table summarizes the activity during the six months ended July 31, 2010 in accrued expenses related to the Witness restructuring plan.

(in thousands)	Total
Accrued restructuring costs — January 31, 2010	$116
Payments and settlements	(116)

Accrued restructuring costs — July 31, 2010	$—

10. Income Taxes
Our quarterly provision for (benefit from) income taxes is measured using an estimated annual effective tax rate for the period, adjusted for discrete items that occurred within the periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by taxing jurisdiction, foreign income tax rate differentials, relative impact of permanent book to tax differences, and the effects of valuation allowances on certain loss jurisdictions. For the three months ended July 31, 2010, we recorded an income tax provision of $3.1 million, which represents an effective tax rate of 20.2%. The effective tax rate is lower than the U.S. federal statutory rate of 35% primarily due to the mix of income and losses by jurisdiction. We recorded an income tax provision on income from our foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate and we did not recognize a tax benefit on losses incurred by certain domestic and foreign operations where we maintain valuation allowances.
For the three months ended July 31, 2009, we recorded an income tax provision of $2.9 million, which represents an effective tax rate of 65.8%. This rate is higher than the U.S. federal statutory rate of 35% primarily because we recorded an income tax provision on income from certain profitable foreign subsidiaries while we did not record an income tax benefit on losses incurred by certain domestic and foreign operations where we maintain valuation allowances.
For the six months ended July 31, 2010, we recorded an income tax provision of $5.2 million, which represents an effective tax rate of 262.3%. This tax rate is higher than the U.S. federal statutory rate of 35% primarily due to the mix of income and losses by jurisdiction. We recorded an income tax provision on income from certain profitable foreign subsidiaries while we did not record an income tax benefit on losses incurred by certain domestic and foreign operations where we maintain valuation allowances. The comparison of our effective tax rate between periods is impacted by the level and mix of earnings and losses by taxing jurisdiction, which is particularly evident for this period as we recorded an income tax provision of $5.2 million on pre-tax income of $2.0 million. Other factors, including foreign income tax rate differentials, relative impacts of permanent book to tax differences, and the effects of valuation allowances on certain loss jurisdictions, also impact the comparability of the income tax provision between periods.
For the six months ended July 31, 2009, we recorded an income tax provision of $7.1 million, which represents an effective tax rate of 24.4%. This rate is lower than the U.S. federal statutory rate of 35% primarily because we did not record significant income tax expense or income tax benefit in the U.S., but recorded an income tax provision on income from our foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate.
As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, we establish a valuation allowance. We determined that there is sufficient negative evidence to maintain the valuation allowances against our federal and certain state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S. and certain foreign jurisdictions. We intend to maintain a valuation allowance against these assets until sufficient positive evidence exists to support its reversal.

We had unrecognized tax benefits of $38.0 million and $37.5 million (excluding interest and penalties) as of July 31, 2010 and January 31, 2010, respectively. The accrued liability for interest and penalties was $7.5 million and $7.2 million at July 31, 2010 and January 31, 2010, respectively. Interest and penalties are recorded as a component of the provision for income taxes in the statement of operations. As of July 31, 2010 and January 31, 2010, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was approximately $33.0 million and $32.6 million, respectively. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of expiration. During the three months ended July 31, 2010, we received notification from a foreign taxing jurisdiction that an uncertain tax position had been accepted as filed. As a result, we recognized a tax benefit of approximately $1.5 million (including related interest and penalties). Further, we believe that it is reasonably possible that the total amount of unrecognized tax benefits at July 31, 2010 could decrease by approximately $2 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of certain deferred taxes including the need for additional valuation allowances, and the recognition of tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. We did not identify any transfers between levels of the fair value measurement hierarchy during the six months ended July 31, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of July 31, 2010 and January 31, 2010:

	July 31, 2010
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$38,598	$—	$—
Foreign currency forward contracts	—	177	—

Total assets	$38,598	$177	$—

Liabilities:
Foreign currency forward contracts	$—	$151	$—
Contingent consideration — business combination	—	—	3,306

Total liabilities	$—	$151	$3,306

	January 31, 2010
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$82,593	$—	$—
Foreign currency forward contracts	—	140	—

Total assets	$82,593	$140	$—

Liabilities:
Foreign currency forward contracts	$—	$636	$—
Interest rate swap agreement	—	29,812	—

Total liabilities	$—	$30,448	$—

The following table presents the change in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended July 31, 2010:

(in thousands)	Amount
Fair value measurement at January 31, 2010	$—
Contingent consideration liability recorded for business combination	3,224
Change in fair value recorded in operating expenses	82

Fair value measurement at July 31, 2010	$3,306

Our liability for contingent consideration relates to the February 4, 2010 acquisition of Iontas. Between February 4, 2010 and July 31, 2010, there were no changes in the estimated fair value of the contingent consideration liability other than accretion related solely to the passage of time. Changes in fair value of the contingent consideration of $42 thousand and $82 thousand for the three and six months ended July 31, 2010, respectively, are recorded in the condensed consolidated statement of operations within selling, general and administrative expenses.
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
Interest Rate Swap Agreement — The fair value of the interest rate swap represented the estimated amount we would receive or pay to settle the agreement, taking into consideration current and projected interest rates using readily observable market prices for similar contracts as well as the creditworthiness of the parties. On July 30, 2010, we entered into an agreement to terminate the interest rate swap in exchange for a payment of $21.7 million to the counterparty, as further described below.
Contingent Consideration — Business Combination - The fair value of the contingent consideration related to our acquisition of Iontas is estimated using a probability-adjusted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market. The key assumptions used in this model are the discount rate and the probability assigned to the milestone being achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in the probability of achieving the performance target, are recorded in earnings.

Derivative Financial Instruments
Interest Rate Swap Agreement
On May 25, 2007, concurrently with entry into our credit facility, we executed a pay-fixed, receive-variable interest rate swap with a high credit-quality multinational financial institution to mitigate a portion of the risk associated with variable interest rates on the term loan, under which we paid fixed interest at 5.18% and received variable interest of the three-month LIBOR on a notional amount of $450.0 million. The original term of the interest rate swap extended through May 2011, and cash settlements with the counterparty occurred on a quarterly basis. On July 30, 2010, we entered into an agreement to terminate the interest rate swap in exchange for a payment of $21.7 million to the counterparty, representing the approximate present value of the expected remaining quarterly settlement payments that otherwise would have occurred under the agreement. This obligation is reflected within accrued expenses and other current liabilities at July 31, 2010, and was paid on August 3, 2010. We recorded a $1.5 million loss on the interest rate swap during the three months ended July 31, 2010.
The interest rate swap was not designated as a hedging instrument under derivative accounting guidance, and gains and losses from changes in its fair value were therefore reported in other income (expense), net.
Foreign Currency Forward Contracts
Under our risk management strategy, we periodically use derivative instruments to manage our short-term exposures to fluctuations in foreign currency exchange rates. We utilize foreign currency forward contracts to hedge certain operational cash flow exposures resulting from changes in foreign currency exchange rates. These cash flow exposures result from portions of our forecasted operating expenses, primarily compensation and related expenses, which are transacted in currencies other than the U.S. dollar, primarily the Israeli shekel and the Canadian dollar. We also periodically utilize foreign currency forward contracts to manage exposures resulting from forecasted customer collections to be remitted in currencies other than the applicable functional currency. Our joint venture, which has a Singapore dollar functional currency, also utilizes foreign currency forward contracts to manage its exposure to exchange rate fluctuations related to settlement of liabilities denominated in U.S. dollars. These foreign currency forward contracts are reported at fair value on our consolidated balance sheets and generally have maturities of no longer than twelve months. We currently have several contracts which extend beyond twelve months, settling at various dates through February 2012. We enter into these foreign currency forward contracts in the normal course of business to mitigate risks and not for speculative purposes.
The counterparties to our derivative financial instruments consist of several major international financial institutions. We regularly monitor the financial strength of these institutions. While the counterparties to these contracts expose us to credit-related losses in the event of the counterparty’s non-performance, the risk would be limited to the unrealized gains on such affected contracts. We do not anticipate any such losses.

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
The total notional amounts for outstanding derivatives as of July 31, 2010 and January 31, 2010 were as follows:

	July 31,	January 31,
(in thousands)	2010	2010
Foreign currency forward contracts	$57,471	$50,437
Interest rate swap agreement	—	450,000

	$57,471	$500,437

Fair Values of Derivative Financial Instruments
The fair values of our derivative financial instruments as of July 31, 2010 and January 31, 2010 were as follows:

	July 31, 2010
	Assets		Liabilities
	Balance Sheet		Balance Sheet
(in thousands)	Classification	Fair Value	Classification	Fair Value
Derivative financial instruments designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$116	—	$—

Total derivative financial instruments designated as hedging instruments		$116		$—

Derivative financial instruments not designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	61	Accrued expenses and other liabilities	151

Total derivative financial instruments not designated as hedging instruments		$61		$151

	January 31, 2010
	Assets		Liabilities
	Balance Sheet		Balance Sheet
(in thousands)	Classification	Fair Value	Classification	Fair Value
Derivative financial instruments designated as hedging instruments:

Foreign currency forward contracts	Prepaid expenses and other current assets	$140	Accrued expenses and other liabilities	$38

Total derivative financial instruments designated as hedging instruments		$140		$38

Derivative financial instruments not designated as hedging instruments:

Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$598
Interest rate swap — current portion	—	—	Accrued expenses and other liabilities	20,988
Interest rate swap — long-term portion	—	—	Other liabilities	8,824

Total derivative financial instruments not designated as hedging instruments		$—		$30,410

The effects of derivative financial instruments designated as hedging instruments as of July 31, 2010 and January 31, 2010, and for the three and six months ended July 31, 2010 and 2009 were as follows:

			Classification of Gains
			(Losses) Reclassified
	Gains Recognized in		from Other
	Accumulated Other		Comprehensive Loss	Gains (Losses) Reclassified from Other Comprehensive
	Comprehensive Loss		into the Condensed	Loss into the Condensed Statements of Operations
	July 31,	January 31,	Statements of	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2010	2010	Operations	2010	2009	2010	2009
Foreign currency forward contracts	$101	$106	Operating Expenses	$(203)	$1,113	$(52)	$1,173

There were no gains or losses from ineffectiveness of these financial instruments recorded for the three and six months ended July 31, 2010 and 2009.
Losses recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and six months ended July 31, 2010 and 2009 were as follows:

	Classification in
	Condensed Statements	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	of Operations	2010	2009	2010	2009
Interest rate swap agreement	Other income (expense), net	$(1,501)	$(2,886)	$(3,102)	$(6,571)
Foreign currency forward contracts	Other income (expense), net	(143)	(610)	(245)	(464)

Total		$(1,644)	$(3,496)	$(3,347)	$(7,035)

Other Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash and bank time deposits, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value due to their short maturities.
As of July 31, 2010, the estimated fair values of our outstanding term loan facility and revolving line of credit were $557.0 million and $15.0 million, respectively. As of January 31, 2010, the estimated fair values of our outstanding term loan and revolving credit borrowings were $572.6 million and $15.0 million, respectively. The estimated fair values of the term loan facility are based upon the estimated bid and ask prices for portions of our term loan facility in a relatively inactive market as determined by the agent responsible for the syndication of our term loan facility. The fair value of the revolving line of credit is estimated to equal the principal amount outstanding at July 31, 2010 and January 31, 2010.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.
12. Stock-Based Compensation
We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and six months ended July 31, 2010 and 2009:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2010	2009	2010	2009
Cost of revenue — product	$235	$329	$866	$447
Cost of revenue — service and support	1,000	1,228	2,778	2,027
Research and development, net	817	2,129	4,302	3,204
Selling, general, and administrative	5,983	9,454	18,059	14,020

Total stock-based compensation expense	$8,035	$13,140	$26,005	$19,698

Total stock-based compensation by classification was as follows for the three and six months ended July 31, 2010 and 2009:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2010	2009	2010	2009
Equity-classified awards	$8,090	$9,275	$15,636	$15,532
Liability-classified awards	(55)	3,865	10,369	4,166

Total stock-based compensation expense	$8,035	$13,140	$26,005	$19,698

The majority of our liability-classified awards are phantom stock awards which are settled with cash payments equivalent to the market value of our common stock upon vesting. Their value tracks the market price of our common stock and is subject to market volatility. Upon settlement of certain liability-classified awards with equity, compensation expense associated with those awards is reported within equity-classified awards in the table above.
The decline in stock-based compensation expense for liability-classified awards in the three-month period ended July 31, 2010, compared to the comparable period in the prior year, was due in part to the impact of the decrease in our stock price during the current-year period. Stock-based compensation during the period also declined due to a change in the vesting date of certain performance-based awards that was estimated in prior periods but became known during the quarter.

The increase in stock based compensation expense in the six month period ended July 31, 2010, compared to the comparable period in the prior year was primarily due to the impact of the increase in our stock price on certain stock-based compensation arrangements accounted for as liability awards, as well as the issuance of restricted stock awards, restricted stock units and stock-based compensation arrangements granted at a higher market price during the six months ended July 31, 2010.
Stock Options
We have not granted stock options subsequent to January 31, 2006. However, in connection with our acquisition of Witness on May 25, 2007, options to purchase Witness common stock were converted into options to purchase approximately 3.1 million shares of our common stock.
Following the completion of certain delayed SEC filings, stock option holders were permitted to exercise vested stock options. Stock option exercises had been suspended during our extended filing delay period. During the three months ended July 31, 2010, approximately 726,000 common shares were issued pursuant to stock option exercises, for total proceeds of $11.9 million. As of July 31, 2010, we have approximately 3.2 million options outstanding, all of which are exercisable.
Restricted Stock Awards and Restricted Stock Units
We periodically award shares of restricted stock, as well as restricted stock units, to our directors, officers and other employees. These awards contain various vesting conditions, and are subject to certain restrictions and forfeiture provisions prior to vesting.
During the six months ended July 31, 2010, we granted 1.0 million combined restricted stock awards and restricted stock units, all of which were granted during the three months ended April 30, 2010. During the three and six months ended July 31, 2009, we granted 0.5 million and 1.8 million combined restricted stock awards and restricted stock units, respectively. Restricted stock awards and restricted stock units aggregating 0.1 million were forfeited during the six months ended July 31, 2009, and forfeitures were not significant during the six months ended July 31, 2010. As of July 31, 2010 and 2009, we had 2.9 million and 3.6 million of combined restricted stock awards and stock units outstanding, respectively.
As of July 31, 2010, there was approximately $21.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over weighted-average periods of 0.8 years for restricted stock awards and 0.9 years for restricted stock units.
Phantom Stock Units
We issue phantom stock units to certain non-officer employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

During the six months ended July 31, 2010, we granted 0.2 million phantom stock units, all of which were granted during the three months ended April 30, 2010. For the three and six months ended July 31, 2009, we granted 0.1 million and 0.4 million phantom stock units, respectively. Forfeitures in each period were not significant. Total cash payments made upon vesting of phantom stock units were $5.2 million and $15.8 million for the three and six months ended July 31, 2010, respectively. Total cash payments made upon vesting of phantom stock units were $0.1 million and $2.3 million for the three and six months ended July 31, 2009, respectively. The total accrued liabilities for phantom stock units were $8.8 million and $14.5 million as of July 31, 2010 and January 31, 2010, respectively.
13. Legal Proceedings
Material legal proceedings which arose, or in which there were material developments, during the quarter ended July 31, 2010 are discussed below.
Comverse Investigation-Related Matters
As previously disclosed by Comverse, Comverse and certain of its current and former officers and directors were named in the following litigation relating to the matters involved in the Comverse special committee investigation: (a) a consolidated shareholder class action before the U.S. District Court for the Eastern District of New York, In re Comverse Technology, Inc. Securities Litigation, No. 06-CV-1825; (b) a consolidated shareholder derivative action before the U.S. District Court for the Eastern District of New York, In re Comverse Technology, Inc. Derivative Litigation. No. 06-CV-1849; and (c) a consolidated shareholder derivative action before the Supreme Court of the State of New York, In re Comverse Technology, Inc. Derivative Litigation, No. 601272/2006.
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
The consolidated complaints in both the state and federal shareholder derivative actions alleged that the defendants breached certain duties to Comverse and that certain current and former officers and directors of Comverse were unjustly enriched (and, in the federal action, violated the federal securities laws) by, among other things: (a) allowing and participating in a scheme to backdate the grant dates of employee stock options to improperly benefit Comverse’s executives and certain directors; (b) allowing insiders, including certain of the defendants, to personally profit by trading Comverse’s stock while in possession of material inside information; (c) failing to properly oversee or implement procedures to detect and prevent such improper practices; (d) causing Comverse to issue materially false and misleading proxy statements, as well as causing Comverse to file other false and misleading documents with the SEC; and (e) exposing Comverse to civil liability. The complaints sought unspecified damages and various forms of equitable relief.

On December 16, 2009, Comverse entered into agreements, which were subsequently amended, to settle the consolidated shareholder class action and the consolidated shareholder derivative actions. Neither we nor Mr. Nissim or Mr. Bodner is responsible for making any payments or relinquishing any equity holdings under the terms of the settlement.
On June 23, 2010, the U.S. District Court for the Eastern District of New York issued orders in the shareholder class action and federal shareholder derivative action granting final approval of the settlement agreements in the respective actions. The Court later amended its order in the federal derivative action on July 1, 2010 to incorporate ministerial changes. The respective orders dismissed both actions with prejudice. The parties to the state shareholder derivative action entered a stipulation of discontinuance in July 2010, referencing the dismissal of the federal shareholder class action and derivative actions. A conference before the state court is scheduled for September 14, 2010.
Verint Investigation-Related Matters
We previously reported that on March 3, 2010, the SEC issued an Order Instituting Proceedings pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our previous failure to file certain annual and quarterly reports. On May 28, 2010, we entered into an agreement in principle with the SEC’s Division of Enforcement regarding the terms of a settlement of the Section 12(j) proceeding, which agreement was subject to approval by the SEC. On June 18, 2010, we satisfied the requirements of such agreement and subsequently submitted an Offer of Settlement to the SEC. On July 28, 2010, the SEC issued an Order accepting our Offer of Settlement and dismissing the Section 12(j) proceeding.
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

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment. Consequently, it is not practical to present assets by operating segment. There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the six months ended July 31, 2010 and 2009. The allocation of goodwill and acquired intangible assets by operating segment appears in Note 5, “Intangible Assets and Goodwill”.
Operating results by segment for the three and six months ended July 31, 2010 and 2009 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2010	2009	2010	2009
Revenue:
Workforce Optimization	$94,795	$88,289	$191,675	$173,603
Video Intelligence	37,060	40,885	68,605	82,563
Communications Intelligence	48,821	40,095	93,009	88,251

Total revenue	$180,676	$169,269	$353,289	$344,417

Segment contribution:
Workforce Optimization	$41,770	$41,702	$87,744	$81,966
Video Intelligence	13,114	18,323	22,380	38,157
Communications Intelligence	19,304	10,444	34,546	31,233

Total segment contribution	74,188	70,469	144,670	151,356

Unallocated expenses, net:
Amortization of other acquired intangible assets	7,558	7,563	15,130	15,592
Stock-based compensation	8,035	13,140	26,005	19,698
Restructuring	—	11	—	24
Other unallocated expenses	34,796	36,046	83,718	66,324

	50,389	56,760	124,853	101,638

Operating income	23,799	13,709	19,817	49,718
Other expense, net	(8,267)	(9,377)	(17,830)	(20,546)

Income before provision for income taxes	$15,532	$4,332	$1,987	$29,172

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of our financial condition and results of operations is designed to provide a better understanding of the significant factors related to our results of operations and financial condition. The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2010 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward-Looking Statements”.
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
Recent Developments
Beginning with our Quarterly Report on Form 10-Q for the three months ended April 30, 2010, filed in June 2010, we resumed making timely periodic filings with the SEC after an extended filing delay. We have also filed Annual Reports on Form 10-K containing audited financial information for all prior periods for which we had not previously filed reports, as well as Quarterly Reports on Form 10-Q for certain other periods. For more information about our extended filing delay, see our comprehensive Annual Report on Form 10-K for the years ended January 31, 2008, 2007, and 2006 filed on March 17, 2010.
On July 6, 2010, our common stock was relisted on the NASDAQ Global Market under the symbol “VRNT”.

In July 2010, our credit agreement was amended and we terminated our interest rate swap agreement. Further details on these transactions appear in the “Liquidity and Capital Resources” section of this discussion.
Critical Accounting Policies and Estimates
Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2010 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this report. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2010, and include the following:
•	revenue recognition;
•	accounting for business combinations;
•	impairment of goodwill and other intangible assets;
•	accounting for income taxes;
•	contingencies;

•	accounting for stock-based compensation; and
•	allowance for doubtful accounts.
There were no material changes during the three months ended July 31, 2010 to our critical accounting policies and estimates as disclosed in our Form 10-K for the year ended January 31, 2010.
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
Results of Operations
Financial Overview
The following table sets forth summary financial information for the three and six months ended July 31, 2010 and 2009:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2010	2009	2010	2009
Revenue	$180,676	$169,269	$353,289	$344,417

Operating income	$23,799	$13,709	$19,817	$49,718

Net income (loss) attributable to Verint Systems Inc. common shares	$7,921	$(1,808)	$(11,690)	$14,564

Net income (loss) per share attributable to Verint Systems Inc.:
Basic	$0.24	$(0.06)	$(0.35)	$0.45

Diluted	$0.23	$(0.06)	$(0.35)	$0.45

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Our revenue increased approximately 7%, or $11.4 million, to $180.7 million in the three months ended July 31, 2010 from $169.3 million in the three months ended July 31, 2009. The increase was due to an increase in our Communications Intelligence and Workforce Optimization segments, partially offset by a decrease in our Video Intelligence segment. In our Communications Intelligence segment, revenue increased $8.7 million, or 22%, primarily due to an increase in Residual Method revenue primarily as a result of a higher volume of projects completed during the three months ended July 31, 2010 partially offset by a decrease in both Contract Accounting Method revenue associated with work performed on customized projects and Ratable Method revenue. In our Workforce Optimization segment, revenue increased $6.5 million, or 7%, primarily due to the improving economic environment. In our Video Intelligence segment, revenue decreased by $3.8 million, or 9%, due to the product delivery of an order from a major customer in the three months ended July 31, 2009 partially offset by an increase in revenue from other customers. For more details on our revenue by segment, see “- Revenue by Operating Segment”. Revenue in the Americas, Europe, Middle East and Africa (“EMEA”), and the Asia Pacific Region (“APAC”) represented approximately 54%, 25%, and 21% of our total revenue, respectively, in the three months ended July 31, 2010 compared to approximately 55%, 24%, and 21%, respectively, in the three months ended July 31, 2009.
We had operating income of $23.8 million in the three months ended July 31, 2010 compared to operating income of $13.7 million in the three months ended July 31, 2009. The increase in operating income was due to an increase in gross profit of $10.1 million to $120.3 million from $110.2 million which was due to an increase in revenue of $11.4 million as discussed above coupled with an expansion in our gross margin due to a change in project mix in our Communications Intelligence segment. The increase in gross profit was primarily due to higher revenue and margin expansion in our Communications Intelligence segment. Total operating expenses remained constant in the three months ended July 31, 2010 as compared to the three months ended July 31, 2009. However, employee compensation increased $7.7 million due to an increase in headcount and salary increases. This increase was partially offset by a decrease in stock-based compensation expense of $4.8 million primarily driven by a decrease in our stock price during the period and its impact on certain stock-based compensation arrangements accounted for as liability awards, and a change in the vesting date for certain performance based awards, that was estimated in prior periods but became known during the quarter. Professional fees decreased $2.7 million primarily due to fees associated with our restatement of previously filed financial statements and our extended filing delay status totaling approximately $6.0 million in the three months ended July 31, 2010 compared to approximately $10.0 million in the three months ended July 31, 2009, as a result of the completion of our audit and filing of our annual report on Form 10-K for the year ended January 31, 2010, and our quarterly reports on Form 10-Q for the quarters ended April 30, July 31, and October 31, 2009 and April 30, 2010 during the three months ended July 31, 2010.
We had net income attributable to Verint Systems Inc. common shares of $7.9 million and diluted income per share of $0.23 in the three months ended July 31, 2010, compared to a net loss attributable to Verint Systems Inc. common shares of $1.8 million and a net loss per share of $0.06 in the three months ended July 31, 2009. The increase in our net income attributable to Verint Systems Inc. common shares and income per share in the three months ended July 31, 2010 was due to our higher revenue and higher gross profit as described above, as well as lower interest and other expenses, net of $1.1 million partially offset by an increase in provisions for income taxes of $0.3 million.

The U.S. dollar strengthened relative to the British pound sterling and Euro and weakened relative to the Israeli shekel, Canadian dollar, Australian dollar, Singapore dollar, and Brazilian real, which are the major foreign currencies in which we transact, during the three months ended July 31, 2010 compared to the three months ended July 31, 2009, resulting in an unfavorable impact on our revenue and operating income. Had foreign exchange rates remained constant in these periods, our total revenue would have been approximately $2.0 million higher and our total cost of revenue and operating expenses would have been approximately $1.0 million lower, resulting in approximately $3.0 million of higher operating income.
As of July 31, 2010, we employed approximately 2,600 personnel, including employees, part-time employees and certain contractors, as compared to approximately 2,500 as of July 31, 2009.
Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Our revenue increased approximately 3%, or $8.9 million, to $353.3 million in the six months ended July 31, 2010 from $344.4 million in the six months ended July 31, 2009. The increase was due to an increase in our Workforce Optimization and Communications Intelligence segments, partially offset by a decrease in our Video Intelligence segment. In our Workforce Optimization segment, revenue increased by $18.1 million, or 10%, primarily due to the improving economic environment. In our Communications Intelligence segment, revenue increased $4.7 million, or 5%, primarily due to an increase in Residual Method revenue primarily as a result of a higher volume of projects completed during the six months ended July 31, 2010 partially offset by a decrease in both Contract Accounting Method revenue primarily as a result of substantially completing our deliverables for certain large projects during the prior fiscal year and Ratable Method revenue. In our Video Intelligence segment, revenue decreased $14.0 million, or 17%, due to the product delivery of an order from a major customer in the six months ended July 31, 2009 partially offset by an increase in revenue from other customers. For more details on our revenue by segment, see “- Revenue by Operating Segment”. Revenue in the Americas, EMEA, and APAC represented approximately 54%, 25%, and 21% of our total revenue, respectively, in the six months ended July 31, 2010 compared to approximately 55%, 24%, and 21%, respectively, in the six months ended July 31, 2009.
We had operating income of $19.8 million in the six months ended July 31, 2010 compared to operating income of $49.7 million in the six months ended July 31, 2009. The decrease in operating income was primarily due to an increase in operating expense of $36.7 million to $215.3 million from $178.6 million, partially offset by an increase in gross profit of $6.8 million to $235.1 million from $228.3 million which was almost entirely due to an increase in revenue of $8.9 million as discussed above. The increase in gross profit was primarily due to higher revenue in our Workforce Optimization and Communications Intelligence operating segments. Product margins increased in our Communications Intelligence segment as a result of higher Residual Method revenue associated with product delivery and installation to customers. The increase in operating expenses was primarily due to higher professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status which totaled approximately $26.0 million in the six months ended July 31, 2010 compared to approximately $17.0 million in the six months ended July 31, 2009. During the six months ended July 31, 2010 we filed our comprehensive annual report on Form 10-K for the years ended January 31, 2008, 2007 and 2006, our annual reports on Form 10-K for the years ended January 31, 2009 and 2010, and our quarterly reports on Form 10-Q for the quarters ended April 30, July 31, and October 31, 2009 and April 30, 2010. Other increases to operating expenses included an increase in stock-based compensation expense of $5.1 million primarily due to the impact of the increase in our stock price on certain stock-based compensation arrangements accounted for as liability awards, as well as the issuance of restricted stock awards, restricted stock units and stock-based compensation arrangements granted at a higher market price during the six months ended July 31, 2010, and an increase in employee compensation of $15.6 million primarily as a result of an increase in employee headcount and salary increases as well as the foreign currency impact as described below.

We had a net loss attributable to Verint Systems Inc. common shares of $11.7 million and a loss per share of $0.35 in the six months ended July 31, 2010, compared to net income attributable to Verint Systems Inc. common shares of $14.6 million and diluted income per share of $0.45 in the six months ended July 31, 2009. The decrease in our net income attributable to Verint Systems Inc. common shares and income per share in the six months ended July 31, 2010 was due to our lower operating income as described above, partially offset by lower interest and other expenses, net of $2.7 million and lower provision for income taxes of $1.9 million.
The U.S. dollar strengthened relative to the British pound sterling and Euro and weakened relative to the Israeli shekel, Canadian dollar, Australian dollar, Singapore dollar and Brazilian real, which are the major foreign currencies in which we transact, during the six months ended July 31, 2010 compared to the six months ended July 31, 2009 resulting in a favorable impact on our revenues and an unfavorable impact on our cost of revenue and our operating expenses. Had foreign exchange rates remained constant in these periods, our total revenues would have been approximately $3.0 million lower and our operating expenses and cost of revenue would have been approximately $6.0 million lower, resulting in approximately $3.0 million of higher operating income.
Revenue by Operating Segment
The following table sets forth revenue for each of our three operating segments for the three and six months ended July 31, 2010 and 2009:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2010	2009	2010 - 2009	2010	2009	2010 - 2009
Workforce Optimization	$94,795	$88,289	7%	$191,675	$173,603	10%
Video Intelligence	37,060	40,885	(9%)	68,605	82,563	(17%)
Communications Intelligence	48,821	40,095	22%	93,009	88,251	5%

Total revenue	$180,676	$169,269	7%	$353,289	$344,417	3%

Workforce Optimization Segment
Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Workforce Optimization revenue increased approximately 7%, or $6.5 million, to $94.8 million in the three months ended July 31, 2010 from $88.3 million in the three months ended July 31, 2009. The increase was primarily due to the improving economic environment as well as an increase in our customer base which resulted in higher service and support revenue.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Workforce Optimization revenue increased approximately 10%, or $18.1 million, to $191.7 million in the six months ended July 31, 2010 from $173.6 million in the six months ended July 31, 2009. The increase was primarily due to the improving economic environment as well as an increase in our customer base which resulted in higher service and support revenue.
Video Intelligence Segment
Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Video Intelligence revenue decreased approximately 9%, or $3.8 million, to $37.1 million in the three months ended July 31, 2010 from $40.9 million in the three months ended July 31, 2009. The decrease was due to the product delivery of an order from a major customer in the three months ended July 31, 2009 partially offset by an increase in revenue from other customers.
Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Video Intelligence revenue decreased approximately 17%, or $14.0 million, to $68.6 million in the six months ended July 31, 2010 from $82.6 million in the six months ended July 31, 2009. The decrease was due to the product delivery of an order from a major customer in the six months ended July 31, 2009 partially offset by an increase in revenue from other customers.
Communications Intelligence Segment
Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Communications Intelligence revenue increased approximately 22%, or $8.7 million, to $48.8 million in the three months ended July 31, 2010 from $40.1 million in the three months ended July 31, 2009. This increase was primarily due to an increase of approximately $12.0 million in Residual Method revenue primarily as a result of a higher volume of projects completed during the three months ended July 31, 2010. In addition, we have established professional services VSOE in the three months ended April 30, 2010 and maintained VSOE thereafter, thereby allowing revenue recognition upon product delivery. This increase in revenue was partially offset by a decrease of approximately $1.0 million in Contract Accounting Method revenue associated with work performed on customized projects and a decrease of approximately $2.0 million in Ratable Method revenue.
Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Communications Intelligence revenue increased approximately 5%, or $4.7 million, to $93.0 million in the six months ended July 31, 2010 from $88.3 million in the six months ended July 31, 2009. This increase was primarily due to an increase of approximately $19.0 million in Residual Method revenue primarily as a result of a higher volume of projects completed during the six months ended July 31, 2010. In addition, we have established professional services VSOE in the six months ended July 31, 2010, thereby allowing revenue recognition upon product delivery. This increase in revenue was partially offset by a decrease of approximately $13.0 million in Contract Accounting Method revenue primarily as a result of substantially completing our deliverables for certain large projects during the prior fiscal year and a decrease of approximately $1.0 million in Ratable Method revenue.

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
The following table sets forth revenue for products and services and support for the three and six months ended July 31, 2010 and 2009:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2010	2009	2010 - 2009	2010	2009	2010 - 2009
Product revenue	$93,103	$88,107	6%	$185,173	$185,178	(0%)
Service and support revenue	87,573	81,162	8%	168,116	159,239	6%

Total revenue	$180,676	$169,269	7%	$353,289	$344,417	3%

Product Revenue
Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Product revenue increased approximately 6%, or $5.0 million, to $93.1 million in the three months ended July 31, 2010 from $88.1 million in the three months ended July 31, 2009. The increase was in our Communications Intelligence segment, partially offset by a decrease in our Video Intelligence segment. For additional information see “- Revenue by Operating Segment”.
Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Product revenue remained constant at $185.2 million in the six months ended July 31, 2010 and in the six months ended July 31, 2009. Product revenue increases in our Workforce Optimization and Communications Intelligence segments were offset by a decrease in our Video Intelligence segment. For additional information see “- Revenue by Operating Segment”.
Service and Support Revenue
Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Service and support revenue increased approximately 8%, or $6.4 million, to $87.6 million for the three months ended July 31, 2010 from $81.2 million in the three months ended July 31, 2009. The increase was in our Workforce Optimization segment due to higher support revenue as well as higher professional services revenue associated with installation and training, partially offset by decreases in our Video Intelligence and Communications Intelligence segments. For additional information see “- Revenue by Operating Segment”.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Service and support revenue increased approximately 6%, or $8.9 million, to $168.1 million for the six months ended July 31, 2010 from $159.2 million in the six months ended July 31, 2009. The increase was in our Workforce Optimization segment due to higher support revenue as well as higher professional services revenue associated with installation and training, partially offset by decreases in our Video Intelligence and Communications Intelligence segments. For additional information see “- Revenue by Operating Segment”.
Cost of Revenue
The following table sets forth cost of revenue by products and services and support as well as amortization and impairment of acquired technology and backlog for the three and six months ended July 31, 2010 and 2009:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2010	2009	2010 - 2009	2010	2009	2010 - 2009
Product cost of revenue	$31,909	$30,900	3%	$60,255	$62,957	(4%)
Service and support cost of revenue	26,217	26,190	0%	53,445	49,103	9%
Amortization of acquired technology and backlog	2,220	1,977	12%	4,453	4,076	9%

Total cost of revenue	$60,346	$59,067	2%	$118,153	$116,136	2%

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
Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Product cost of revenue increased approximately 3% to $31.9 million in the three months ended July 31, 2010 from $30.9 million in the three months ended July 31, 2009. Our overall product margins have increased to 66% in the three months ended July 31, 2010 from 65% in the three months ended July 31, 2009 primarily due to an increase in product revenue in our Communication Intelligence segment which resulted in higher absorption of overhead costs. Product margins in our Communications Intelligence segment increased to 64% in the three months ended July 31, 2010 from 46% in the three months ended July 31, 2009 primarily due to a change in project mix, as Residual Method revenue increased and Contract Accounting Method revenue decreased, which resulted in a decrease in product costs attributable to work performed on customized projects accounted for under the Contract Accounting Method. Product margins in our Workforce Optimization segment decreased to 83% in the three months ended July 31, 2010 from 86% in the three months ended July 31, 2009. Product margins in our Video Intelligence segment decreased to 58% in the three months ended July 31, 2010 from 64% in the three months ended July 31, 2009 primarily due to a decrease in revenue, resulting in less absorption of overhead costs, as well as a change in product mix.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Product cost of revenue decreased approximately 4% to $60.3 million in the six months ended July 31, 2010 from $63.0 million in the six months ended July 31, 2009 primarily in our Communications Intelligence segment. Employee compensation and related expenses decreased $1.4 million and contractor expenses decreased $4.5 million primarily as a result of less work performed on customized projects accounted for under the Contract Accounting Method revenue in our Communications Intelligence segment. For additional information see “- Revenue by Operating Segment”. These decreases were partially offset by an increase in material costs of $3.1 million primarily in our Communications Intelligence segment as a result of higher product revenues. Our overall product margins have increased to 68% in the six months ended July 31, 2010 from 66% in the six months ended July 31, 2009 as a result of an increase in product revenue in our Communications Intelligence segment which resulted in higher absorption of overhead costs. Product margins in our Communications Intelligence segment increased to 66% in the six months ended July 31, 2010 from 54% in the six months ended July 31, 2009 primarily due to a change in project mix, as Residual Method revenue increased and Contract Accounting Method revenue decreased, which resulted in a decrease in product costs attributable to work performed on customized projects accounted for under the Contract Accounting Method. Product margins in our Workforce Optimization segment remained constant at 85% in both the six months ended July 31, 2010 and the six months ended July 31, 2009. Product margins in our Video Intelligence segment decreased to 58% in the six months ended July 31, 2010 from 65% in the six months ended July 31, 2009 primarily due to a decrease in revenue, resulting in less absorption of overhead costs, as well as a change in product mix.
Service and Support Cost of Revenue
Service and support cost of revenue primarily consist of employee compensation and related expenses, contractor costs, and travel expenses relating to installation, training, consulting, and maintenance services. Service and support cost of revenue also include stock-based compensation expenses, facility costs, and other overhead expenses.
Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Service and support cost of revenue remained constant at $26.2 million in the three months ended July 31, 2010 and the three months ended July 31, 2009. Our overall service and support margins increased to 70% in the three months ended July 31, 2010 from 68% in the three months ended July 31, 2009. Service and support margins increased in our Workforce Optimization and Communications Intelligence operating segments.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Service and support cost of revenue increased approximately 9% to $53.4 million in the six months ended July 31, 2010 from $49.1 million in the six months ended July 31, 2009. Employee compensation and related expenses increased $3.6 million primarily in our Workforce Optimization segment due to an increase in employee headcount required in order to provide increased professional services, including installation and training to customers, as well as salary increases. Our overall service and support margins decreased to 68% in the six months ended July 31, 2010 from 69% in the six months ended July 31, 2009 due to the increase in service and support expenses discussed above.
Amortization and Impairment of Acquired Technology and Backlog
Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Amortization and impairment of acquired technology and backlog increased approximately 12% to $2.2 million in the three months ended July 31, 2010 from $2.0 million in the three months ended July 31, 2009 primarily due to an increase in amortization expense of acquired technology associated with the Iontas acquisition.
Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Amortization and impairment of acquired technology and backlog increased approximately 9% to $4.5 million in the six months ended July 31, 2010 from $4.1 million in the six months ended July 31, 2009 primarily due to an increase in amortization expense of acquired technology associated with the Iontas acquisition.
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
The following table sets forth research and development, net for the three and six months ended July 31, 2010 and 2009:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2010	2009	2010 - 2009	2010	2009	2010 - 2009
Research and development, net	$22,049	$20,638	7%	$48,481	$39,539	23%

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Research and development, net increased approximately 7% to $22.0 million in the three months ended July 31, 2010 from $20.6 million in the three months ended July 31, 2009. Employee compensation and related expenses increased $4.3 million primarily due to an increase in employee headcount and partially due to salary increases which took effect during the three months ended July 31, 2010 as well as the impact of the weakening U.S. dollar against the Israeli shekel and Canadian dollar on research and development wages in our Israeli and Canadian research and development facilities. This increase was partially offset by a decrease in stock-based compensation of $1.3 million primarily driven by a decrease in our stock price during the period and its impact on certain stock-based compensation arrangements accounted for as liability awards, and a change in the vesting date for certain performance based awards, that was estimated in prior periods but became known during the quarter. In addition, research and development reimbursements recorded in the period from government programs increased $1.3 million primarily due to new programs approved by the Office of the Chief Scientist of Israel (“OCS”) received during the quarter.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Research and development, net increased approximately 23% to $48.5 million in the six months ended July 31, 2010 from $39.5 million in the six months ended July 31, 2009. Employee compensation and related expenses increased $9.5 million due to an increase in employee headcount, salary increases which took effect in the six months ended July 31, 2009, higher expenses in our Communication Intelligence segment as a result of a higher portion of employee’s time devoted to generic product development rather than specific customization work for projects accounted for under the Contract Accounting Method, as well as the impact of the weakening U.S. dollar against the Israeli shekel and Canadian dollar on research and development wages in our Israeli and Canadian research and development facilities. This increase was partially offset by an increase in research and development reimbursements recorded in the period from government programs of $1.2 million primarily due to new programs approved by the OCS received during the six months ended July 31, 2010.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.
The following table sets forth selling, general, and administrative expense for the three and six months ended July 31, 2010 and 2009:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2010	2009	2010 - 2009	2010	2009	2010 - 2009
Selling, general and administrative	$69,144	$70,258	(2%)	$156,161	$127,484	22%

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Selling, general and administrative expenses decreased approximately 2% to $69.1 million in the three months ended July 31, 2010 from $70.3 million in the three months ended July 31, 2009. Stock-based compensation decreased $3.5 million primarily driven by a decrease in our stock price during the period and its impact on certain stock-based compensation arrangements accounted for as liability awards, and a change in the vesting date for certain performance based awards, that was estimated in prior periods but became known during the quarter. Professional fees decreased $2.7 million primarily due to fees associated with our restatement of previously filed financial statements and our extended filing delay status totaling approximately $6.0 million in the three months ended July 31, 2010 compared to approximately $10.0 million in the three months ended July 31, 2009, as a result of the completion of our audit and filing of our annual report on Form 10-K for the year ended January 31, 2010, and our quarterly reports on Form 10-Q for the quarters ended April 30, July 31, and October 31, 2009 and April 30, 2010 during the three months ended July 31, 2010. These decreases were partially offset by an increase in employee compensation and related expenses of $3.4 million, due to an increase in headcount and salary increases which took effect during the three months ended July 31, 2010. Marketing expenses increased $0.6 million due to our global brand awareness marketing campaign. Other expense increases include increases in travel and entertainment expenses of $0.5 million, and recruitment and other personnel related expenses totaling $0.6 million.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Selling, general and administrative expenses increased approximately 22% to $156.2 million in the six months ended July 31, 2010 from $127.5 million in the six months ended July 31, 2009. Professional fees increased $13.2 million primarily due to fees associated with our restatement of previously filed financial statements and our extended filing delay status totaling approximately $26.0 million in the six months ended July 31, 2010 compared to approximately $17.0 million in the six months ended July 31, 2009, as a result of the completion our audit and filing of our financial statements for the prior years. During the six months ended July 31, 2010 we filed our comprehensive annual report on Form 10-K for the years ended January 31, 2008, 2007 and 2006, our annual reports on Form 10-K for the years ended January 31, 2009 and 2010, and our quarterly reports on Form 10-Q for the quarters ended April 30, July 31, and October 31, 2009 and April 30, 2010. Employee compensation and related expenses increased $6.0 million, due to an increase in headcount, as well as salary increases which took effect during the three months ended July 31, 2010. Sales commissions increased $1.1 million due to an increase in customer orders received during the six months ended July 31, 2010. Stock-based compensation increased $4.0 million primarily due to the impact of the increase in our stock price on certain stock-based compensation arrangements accounted for as liability awards, as well as the issuance of restricted stock awards, restricted stock units and stock-based compensation arrangements granted at a higher market price during the six months ended July 31, 2010. Marketing expenses increased $1.5 million due to our global brand awareness marketing campaign. Other expense increases include increases in travel and entertainment expenses of $1.4 million and recruitment and other personnel expenses totaling $0.9 million.
Amortization of Other Acquired Intangible Assets
The following table sets forth amortization of acquisition related intangibles for the three and six months ended July 31, 2010 and 2009:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2010	2009	2010 - 2009	2010	2009	2010 - 2009
Amortization of other acquired intangible assets	$5,338	$5,586	(4%)	$10,677	$11,516	(7%)

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Amortization of other acquired intangible assets decreased approximately 4% to $5.3 million in the three months ended July 31, 2010 from $5.6 million in the three months ended July 31, 2009 primarily as a result of certain intangible assets becoming fully amortized during the year ended January 31, 2010.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Amortization of other acquired intangible assets decreased approximately 7% to $10.7 million in the six months ended July 31, 2010 from $11.5 million in the six months ended July 31, 2009 primarily as a result of certain intangible assets becoming fully amortized during the year ended January 31, 2010.
Other Income (Expense), Net
The following table sets forth total other (expense), net for the three and six months ended July 31, 2010 and 2009:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2010	2009	2010 - 2009	2010	2009	2010 - 2009
Interest income	$117	$98	19%	$200	$245	(18%)

Interest expense	(5,936)	(6,369)	(7%)	(11,884)	(12,722)	(7%)

Other income (expense):
Foreign currency gains (losses), net	(935)	599	(256%)	(2,669)	(339)	687%
Gains (losses) on derivatives, net	(1,643)	(3,496)	(53%)	(3,346)	(7,035)	(52%)
Other, net	130	(209)	(162%)	(131)	(695)	(81%)

Total other income (expense)	(2,448)	(3,106)	(21%)	(6,146)	(8,069)	(24%)

Total other expense, net	$(8,267)	$(9,377)	(12%)	$(17,830)	$(20,546)	(13%)

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Total other (expense), net, decreased $1.1 million to an expense of $8.3 million in the three months ended July 31, 2010, compared to an expense of $9.4 million in the three months ended July 31, 2009. Interest expense decreased $0.5 million to $5.9 million in the three months ended July 31, 2010 from $6.4 million in the three months ended July 31, 2009 due to a decrease in our average variable interest debt balance period to period, coupled with lower interest rates during the three months ended July 31, 2010. We recorded a $0.9 million loss on foreign currency in the three months ended July 31, 2010 compared to a $0.6 million gain in the prior year quarter. The loss in foreign currency in the three months ended July 31, 2010 primarily resulted from the decline in the U.S. dollar against the British pound sterling (we had a net British pound sterling payable) and the stronger U.S. dollar versus the Euro (we had a net U.S. dollar payable) during the three months ended July 31, 2010.
In the three months ended July 31, 2010, we recorded a net loss on derivatives of $1.6 million. This loss was almost entirely attributable to a loss in connection with a $450.0 million interest rate swap contract entered into concurrently with our credit agreement. This interest rate swap was not designated as a hedging instrument under derivative accounting guidance, and accordingly, gains and losses from changes in the fair value were recorded in other income (expense), net. On July 30, 2010 we entered into an agreement to terminate our interest rate swap by making a $21.7 million one-time payment on August 3, 2010. In the three months ended July 31, 2009, we recorded a net loss on derivatives of $3.5 million primarily attributable to fair value adjustments on our interest rate swap.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Total other (expense), net, decreased $2.7 million to an expense of $17.8 million in the six months ended July 31, 2010, compared to an expense of $20.5 million in the six months ended July 31, 2009. Interest expense decreased to $11.9 million in the six months ended July 31, 2010 from $12.7 million in the six months ended July 31, 2009 due to a decrease in our average variable interest debt balance period to period, coupled with lower interest rates during the six months ended July 31, 2010. We recorded a $2.7 million loss on foreign currency in the six months ended July 31, 2010 compared to a $0.3 million loss in the prior year quarter. The increase in foreign currency losses in the six months ended July 31, 2010 primarily resulted from the strengthening of the U.S. dollar against the Euro during the six months ended July 31, 2010.
In the six months ended July 31, 2010, we recorded a net loss on derivatives of $3.3 million. This loss was almost entirely attributable to a loss in connection with a $450.0 million interest rate swap contract entered into concurrently with our credit agreement. This interest rate swap is not designated as a hedging instrument under derivative accounting guidance, and accordingly, gains and losses from changes in the fair value are recorded in other income (expense), net. The loss on derivatives includes a $1.5 million loss on the interest rate swap. In the six months ended July 31, 2009, we recorded a net loss on derivatives of $7.0 million primarily attributable to fair value adjustments on our interest rate swap.
Income Tax Provision
The following table sets forth our income tax provision for the three and six months ended July 31, 2010 and 2009:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2010	2009	2010 - 2009	2010	2009	2010 - 2009
Provision for income taxes	$3,141	$2,850	10%	$5,212	$7,118	(27%)

Three Months Ended July 31, 2010 compared to Three Months Ended July 31, 2009. Our effective tax rate was 20.2% for the three months ended July 31, 2010, as compared to 65.8% for the three months ended July 31, 2009. For the three months ended July 31, 2010, our overall effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the mix of income and losses by jurisdiction. We recorded an income tax provision on income from our foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, but did not recognize a tax benefit on losses incurred by certain domestic and foreign operations where we maintain valuation allowances. Our effective tax rate for the three months ended July 31, 2009 was higher than the U.S. federal statutory rate because we recorded an income tax provision on income from certain profitable foreign subsidiaries while we did not record an income tax benefit on losses incurred by certain domestic and foreign operations where we maintain valuation allowances. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by taxing jurisdiction, foreign income tax rate differentials, relative impact of permanent book to tax differences, the effects of the valuation allowances on certain loss jurisdictions, and discrete items that occur within the period.

Six Months Ended July 31, 2010 compared to Six Months Ended July 31, 2009. Our effective tax rate was 262.3% for the six months ended July 31, 2010, as compared to 24.4% for the six months ended July 31, 2009. For the six months ended July 31, 2010, our overall effective tax rate was higher than the U.S. federal statutory rate of 35% primarily due to the mix of income and losses by jurisdiction. In addition, we maintain valuation allowances and did not record significant income tax expense or income tax benefit in the United States, but recorded an income tax provision on income from our foreign subsidiaries. Our effective tax rate for the six months ended July 31, 2009 was lower than the U.S. federal statutory rate of 35% primarily due to the mix of earnings and losses by jurisdiction. We recorded an income tax provision on income from certain profitable foreign subsidiaries at rates lower than the U.S. statutory rate while we did not record an income tax benefit on losses incurred by certain domestic and foreign operations where we maintain valuation allowances. The comparison of our effective tax rate between periods is impacted by the level and mix of earnings and losses by taxing jurisdiction, which is particularly evident for the six months ended July 31, 2010 as we recorded an income tax provision of $5.2 million on pre-tax income of $2.0 million. Other factors, including foreign income tax rate differentials, relative impacts of permanent book to tax differences, and the effects of valuation allowances on certain loss jurisdictions, also impact the comparability of the income tax provision between periods.
Backlog
The delivery cycles of most of our products are generally very short, ranging from days to several months, with the exception of certain projects with multiple deliverables over a longer period of time. Therefore, we do not view backlog as a meaningful indicator of future business activity and do not consider it a meaningful financial metric for evaluating our business.
Liquidity and Capital Resources
Overview
Our primary source of cash is the collection of proceeds from the sale of products and services to our customers, including cash periodically collected in advance of delivery. We are also party to a credit agreement, which includes a term loan facility, with an outstanding balance of $583.2 million at July 31, 2010, and a revolving line of credit, availability under which was increased from $15.0 million to $75.0 million during the three months ended July 31, 2010. Our primary use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs, and capital expenditures. We also utilize cash for debt service under our credit facility.

Cash generated from operations is our primary source of operating liquidity and we believe that internally generated cash flows are sufficient to support our current business operations. We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies and businesses. To the extent that we continue this strategy, our future cash requirements and liquidity may be impacted. We may utilize external capital sources, including debt and equity, to supplement our internally generated sources of liquidity as necessary and if available. We also may consider initiatives to modify the debt and equity components of our current capitalization.
At July 31, 2010, our cash and cash equivalents were $128.2 million, a decrease of $56.1 million from $184.3 million at January 31, 2010. A significant portion of this decrease resulted from $22.7 million of principal payments on our debt, $15.3 million paid for the acquisition of Iontas, and $15.8 million of payments made upon vesting of cash-settled equity awards ($13.5 million higher than in the prior-year period) during this six-month period. This decrease also includes $9.7 million of higher restricted cash and bank time deposits, which is reported as an investing use of cash. Partially offsetting these uses of cash was $11.7 million of proceeds from exercises of stock options. Further discussion of these items appears below.
The following table summarizes our condensed consolidated statements of cash flows for the six months ended July 31, 2010 and 2009:

	Six Months Ended July 31,
(in thousands)	2010	2009
Net cash provided by operating activities	$5,512	$52,180
Net cash used in investing activities	(41,417)	(11,411)
Net cash used in financing activities	(18,863)	(8,332)
Effect of exchange rate changes on cash and cash equivalents	(1,368)	5,349

Net increase (decrease) in cash and cash equivalents	$(56,136)	$37,786

Operating Activities
Operating activities generated $5.5 million of cash during the six months ended July 31, 2010, compared to $52.2 million in the same period of the prior year. Our operating cash flow in the current six-month period was adversely impacted by several factors. Payments of professional fees and related costs associated with the completion and filing of our financial statements for the prior years were approximately $32 million higher in this period compared to the prior-year period. During the six months ended July 31, 2010 we filed our comprehensive annual report on Form 10-K for the years ended January 31, 2008, 2007 and 2006, our annual reports on Form 10-K for the years ended January 31, 2009 and 2010, and our quarterly reports on Form 10-Q for the quarters ended April 30, July 31, and October 31, 2009 and April 30, 2010. In addition, payments made upon vesting of cash-settled equity awards, the amount of which is dependent upon our stock price on the vesting date, were $13.5 million higher in the current six-month period compared to the prior year’s six-month period, resulting primarily from from an increase in our stock price. Payments for compensation and benefits were also higher in the current six-month period, compared to the prior year period, reflecting the combination of an increase in headcount, salary increases, and higher benefit costs per employee.

Investing Activities
During the six months ended July 31, 2010, we used $41.4 million of cash in investing activities, including $15.3 million of net cash utilized to acquire Iontas, and $12.0 million for settlements of derivative financial instruments not designated as hedges. We also increased our restricted cash and bank time deposit balances by $9.7 million during this period, primarily reflecting short-term deposits to secure bank guarantees in connection with sales contracts. In addition, we made $4.4 million of payments for property, equipment and capitalized software development costs during this six-month period.
Investing activities utilized $11.4 million of cash during the six months ended July 31, 2009, including $8.3 million of settlements of derivative financial instruments not designated as hedges, and $3.3 million of payments for property, equipment and capitalized software development costs.
Financing Activities
During the six months ended July 31, 2010, we used $18.9 million of cash in financing activities. Financing activities during this period included $22.7 million in repayments of financing arrangements, the largest portion of which was a $22.1 million “excess cash flow” payment on our term loan in May 2010. We also acquired $4.1 million of treasury stock from directors and officers during this period, for purposes of providing funds for the recipient’s obligation to pay associated income taxes upon vesting of stock awards. In addition, we paid $3.7 million of fees and expenses related to our credit agreement during this period, $3.5 million of which were consideration for amendments to the agreement. Partially offsetting these uses of cash was $11.7 million of proceeds from exercises of stock options. Following the completion of certain delayed SEC filings, stock option holders were permitted to exercise vested stock options. Stock option exercises had been suspended during our extended filing delay period.
Restricted Cash and Bank Time Deposits
As of July 31, 2010 and January 31, 2010, we had restricted cash and bank time deposits of $14.9 million and $5.2 million, respectively, included in current assets. These balances primarily represent short-term deposits to secure bank guarantees in connection with sales contracts. The amounts of these deposits can vary depending upon the terms of the underlying contracts.
Credit Agreement
We currently maintain a credit agreement comprised of a term loan, which has an outstanding balance of $583.2 million at July 31, 2010, and a $75.0 million revolving line of credit, under which our borrowings are $15.0 million at July 31, 2010.
Currently, repayment of the term loan will occur with quarterly principal payments of approximately $1.5 million from May 2012 through February 2014, and the balance of approximately $571.0 million due in May 2014. These required payments of the term loan are subject to change in the event of future optional or mandatory prepayments. Repayment of borrowings under the revolving line of credit is due in May 2013.

In July 2010, the credit agreement was amended to, among other things, (a) change the calculation of the applicable interest rate margin to be based on our periodic consolidated leverage ratio, (b) designate a LIBOR floor of 1.50%, (c) change certain negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio, and (d) increase the revolving line of credit from $15.0 million to $75.0 million. The commitment fee for unused capacity under the revolving line of credit was increased from 0.50% to 0.75% per annum. In consideration for the July 2010 amendments, we paid $2.6 million to our lenders.
The credit agreement contains one financial covenant that requires us to meet a certain consolidated leverage ratio, defined as our consolidated net total debt divided by consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the agreement, for the trailing four quarters. The consolidated leverage ratio could not exceed 3.50:1 for the period ended July 31, 2010. We were in compliance with the consolidated leverage ratio requirement as of July 31, 2010. As amended in July 2010, the consolidated leverage ratio cannot exceed 3.50:1 for all periods through October 31, 2011, and cannot exceed 3.00:1 for all quarterly periods thereafter.
Interest Rate Swap Agreement
In May 2007, concurrent with the execution of our credit facility, we entered into a receive-variable/pay-fixed interest rate swap agreement with a multinational financial institution with a notional amount of $450.0 million to mitigate a portion of the risk associated with variable interest rates on the term loan. Under the terms of the agreement, we paid fixed interest of 5.18% and received variable interest of three-month LIBOR on the $450.0 million notional amount of the interest rate swap, on a quarterly basis. The original term of the interest rate swap extended through May 2011. On July 30, 2010, we entered into an agreement to terminate the interest rate swap in exchange for a payment of $21.7 million to the counterparty, representing the approximate present value of the expected remaining quarterly settlement payments that otherwise would have occurred under the agreement. This payment was made on August 3, 2010. We recorded a $1.5 million loss on the interest rate swap for the three months ended July 31, 2010.
Preferred Stock
Comverse currently owns all 293,000 issued and outstanding shares of our Series A Convertible Preferred Stock (“preferred stock”). The preferred stock was issued in May 2007 for aggregate proceeds of $293.0 million.
Dividends on the preferred stock are cumulative and are calculated quarterly at a specified dividend rate, currently 3.875% per annum, on the liquidation preference in effect at such time. Dividends are paid only if declared by our board of directors. Through July 31, 2010, no dividends had been declared or paid on the preferred stock, and cumulative, undeclared dividends were $39.2 million at that date. The liquidation preference of the preferred stock was $332.2 million at July 31, 2010. If it were convertible at July 31, 2010, the preferred stock could be converted into approximately 10.2 million shares of our common stock.

Liquidity and Capital Resources Requirements
Based on past performance and current expectations, we believe that our cash and cash equivalents and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of debt service, working capital needs, capital expenditures, research and development spending, and other commitments for at least the next 12 months. Currently, we have no plans to pay any cash dividends on our preferred or common stock, which are not permitted under our credit agreement.
Contractual Obligations
Our Annual Report on Form 10-K for the year ended January 31, 2010, filed with the SEC on May 19, 2010, includes a table summarizing our contractual obligations of $823.3 million as of January 31, 2010, including $741.6 million for long-term debt obligations, including interest. This table appears within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report. As described earlier, in July 2010, our credit agreement was modified with respect to, among other things, the calculation of interest expense on borrowings under the agreement. Also in July 2010, we entered into an agreement to terminate our interest rate swap, by making a $21.7 million one-time payment on August 3, 2010. The impact of these transactions increased our long-term debt obligations, including interest, by less than 10%. Other than the impact of these transactions, we believe that our contractual obligations and commercial commitments did not materially change during the six months ended July 31, 2010.
Off-Balance Sheet Arrangements
As of July 31, 2010, we do not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. There were no material changes in our off-balance sheet arrangements since January 31, 2010.
Recent Accounting Pronouncements
Refer to Note 1, “Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for information regarding recent accounting pronouncements.

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

Our Annual Report on Form 10-K for the year ended January 31, 2010, filed with the SEC on May 19, 2010, provides a detailed discussion of the market risks affecting our operations. As discussed in the paragraphs that follow, we completed several transactions which impacted our exposures to interest rate risk and foreign currency exchange rate fluctuation risk during the six months ended July 31, 2010. Other than the impact of these transactions, as described below, we believe our exposure to these market risks did not materially change during the three and six months ended July 31, 2010.
Credit Agreement
On May 25, 2007, to partially finance the acquisition of Witness Systems Inc., we entered into a $675.0 million secured credit agreement comprised of a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving line of credit. Our $25.0 million revolving line of credit was effectively reduced to $15.0 million during the quarter ended October 31, 2008, in connection with the bankruptcy of Lehman Brothers and the related termination of its revolving commitment under the credit agreement in June 2009.
In July 2010, the credit agreement was amended to, among other things, (a) change the calculation of the applicable interest rate margin to be based on our periodic consolidated leverage ratio, (b) designate a LIBOR floor of 1.50%, (c) change certain negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio, and (d) increase the revolving line of credit from $15.0 million to $75.0 million. The commitment fee for unused capacity under the revolving line of credit was increased from 0.50% to 0.75% per annum. In consideration for the July 2010 amendments, we paid $2.6 million to our lenders.
Interest Rate Risk on our Debt
On May 25, 2007, concurrently with entry into our credit facility, we entered into a receive-variable/pay-fixed interest rate swap agreement with a multinational financial institution with a notional amount of $450.0 million to mitigate a portion of the risk associated with variable interest rates on the term loan. Under the terms of the agreement, we paid fixed interest of 5.18% and received variable interest of three-month LIBOR on the $450.0 million notional amount of the interest rate swap, on a quarterly basis. The original term of the interest rate swap extended through May 2011. However, on July 30, 2010, we entered into an agreement to terminate the interest rate swap in exchange for a payment of $21.7 million to the counterparty, representing the approximate present value of the expected remaining quarterly settlement payments we otherwise would have owed under the agreement. This payment was made on August 3, 2010. We recorded a $1.5 million loss on the interest rate swap for the three months ended July 31, 2010.

The termination of the interest rate swap eliminated the partial mitigation it provided against risks associated with the variable interest rate on our term loan. The periodic interest rate on the term loan is currently the function of several factors, most importantly LIBOR and the applicable interest rate margin. However, the implementation of a 1.50% LIBOR floor in the interest rate calculation, effective with the July 2010 amendments described earlier, currently serves to limit the potential for increases in the periodic interest rate, because the current economic slowdown has lowered short-term LIBOR rates below 0.50%. While the periodic interest rate may still fluctuate based upon our consolidated leverage ratio, which determines the interest rate margin, changes in short-term LIBOR rates will not impact the calculation unless those rates increase above 1.50%. Based upon our current borrowings, for each 1% increase in the applicable LIBOR rate above 1.50%, our annual interest payments would increase by approximately $6.0 million.
Foreign Currency Exchange Risk
From time to time, we enter into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted payroll and payroll-related expenses, as well as settlement of certain trade accounts payable, which are denominated in currencies other than the operation’s functional currency. These contracts generally have maturities of no longer than twelve months. During the three and six months ended July 31, 2010, we entered into foreign currency forward contracts to manage exposures resulting from forecasted euro-denominated customer collections by a U.S. dollar functional currency operation. These contracts will settle at various dates through February 2012.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2010, our disclosure controls and procedures were not effective as we cannot conclude that the material weaknesses described in our Annual Report on Form 10-K for the year ended January 31, 2010 have been remediated as of the date of this report.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting
Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended July 31, 2010, we determined, with the participation of our Chief Executive Officer and Chief Financial Officer, that there were no additional changes in our internal control over financial reporting, except as described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As explained in greater detail under Item 9A in our Annual Report on Form 10-K for the year ended January 31, 2010, we identified material weaknesses in our internal control over financial reporting as it relates to revenue and cost of revenue, monitoring, financial reporting, and income taxes. While we believe that the design of the control activities for monitoring, financial reporting and income taxes are effective, the controls have not been operating effectively for a sufficient period of time to allow us to evaluate and conclude that the material weaknesses have been remediated as of July 31, 2010.
In addition to the remedial efforts described under Item 9A in our Annual Report on Form 10-K for the year ended January 31, 2010 related to revenue and cost of revenue, we have:
•	hired additional resources at our subsidiary locations with primary responsibility for revenue recognition;

•	implemented additional levels of review over various aspects of the revenue recognition process to ensure proper accounting treatment; and

•	conducted detailed training on the complexities of current GAAP related to software revenue recognition.
Although remediation efforts occurred in these areas, the actions taken or the controls designed were not in place or had not operated for a sufficient period of time to allow us to conclude that the material weakness as it relates to revenue and cost of revenue has been remediated as of July 31, 2010. However, we continued monitoring the operation of these remedial measures through the date of this report.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings
The following is a summary of material legal proceedings which arose, or in which there were material developments, during the quarter ended July 31, 2010.
Comverse Investigation-Related Matters
As previously disclosed by Comverse, Comverse and certain of its current and former officers and directors were named in the following litigation relating to the matters involved in the Comverse special committee investigation: (a) a consolidated shareholder class action before the U.S. District Court for the Eastern District of New York, In re Comverse Technology, Inc. Securities Litigation, No. 06-CV-1825; (b) a consolidated shareholder derivative action before the U.S. District Court for the Eastern District of New York, In re Comverse Technology, Inc. Derivative Litigation. No. 06-CV-1849; and (c) a consolidated shareholder derivative action before the Supreme Court of the State of New York, In re Comverse Technology, Inc. Derivative Litigation, No. 601272/2006.
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
The consolidated complaints in both the state and federal shareholder derivative actions alleged that the defendants breached certain duties to Comverse and that certain current and former officers and directors of Comverse were unjustly enriched (and, in the federal action, violated the federal securities laws) by, among other things: (a) allowing and participating in a scheme to backdate the grant dates of employee stock options to improperly benefit Comverse’s executives and certain directors; (b) allowing insiders, including certain of the defendants, to personally profit by trading Comverse’s stock while in possession of material inside information; (c) failing to properly oversee or implement procedures to detect and prevent such improper practices; (d) causing Comverse to issue materially false and misleading proxy statements, as well as causing Comverse to file other false and misleading documents with the SEC; and (e) exposing Comverse to civil liability. The complaints sought unspecified damages and various forms of equitable relief.
On December 16, 2009, Comverse entered into agreements, which were subsequently amended, to settle the consolidated shareholder class action and the consolidated shareholder derivative actions. Neither we nor Mr. Nissim or Mr. Bodner is responsible for making any payments or relinquishing any equity holdings under the terms of the settlement.

On June 23, 2010, the U.S. District Court for the Eastern District of New York issued orders in the shareholder class action and federal shareholder derivative action granting final approval of the settlement agreements in the respective actions. The Court later amended its order in the federal derivative action on July 1, 2010 to incorporate ministerial changes. The respective orders dismissed both actions with prejudice. The parties to the state shareholder derivative action entered a stipulation of discontinuance in July 2010, referencing the dismissal of the federal shareholder class action and derivative actions. A conference before the state court is scheduled for September 14, 2010.
Verint Investigation-Related Matters
We previously reported that on March 3, 2010, the SEC issued an Order Instituting Proceedings pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our previous failure to file certain annual and quarterly reports. On May 28, 2010, we entered into an agreement in principle with the SEC’s Division of Enforcement regarding the terms of a settlement of the Section 12(j) proceeding, which agreement was subject to approval by the SEC. On June 18, 2010, we satisfied the requirements of such agreement and subsequently submitted an Offer of Settlement to the SEC. On July 28, 2010, the SEC issued an Order accepting our Offer of Settlement and dismissing the Section 12(j) proceeding.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 31, 2010:
We face challenges in completing our future SEC filings and cannot assure you that risks associated with our previous extended filing delay have been eliminated or will not adversely affect us.
Although we have filed all periodic reports required by our agreement in principle with the SEC staff, we cannot assure you that we will be able to timely complete our future SEC filings, and risks associated with our previous extended filing delay may persist or intensify. Notwithstanding the completion of these filings and the re-listing of our common stock on the NASDAQ Global Market, customers, partners, investors, and employees may have lingering concerns about us or our financial condition in light of our extended filing delay, the recently dismissed SEC administrative proceeding, our previous de-listing, or general reputational harm caused by the foregoing. See “—We were the subject of an SEC investigation relating to our reserve and stock option accounting practices and an SEC proceeding relating to our failure to timely file required SEC reports”. These concerns may result in the potential loss or deferral of business opportunities or relationships or may increase the costs to us of engaging in such opportunities. If we are unable to timely file our future SEC filings or if continuing concerns on the part of customers, partners, investors, or employees persist or intensify, our business, results of operations, financial condition, or stock price may be materially and adversely affected, or our common stock may be de-registered by the SEC and/or again de-listed by NASDAQ.

We cannot assure that our regular financial statement preparation and reporting processes are or will be adequate or that future restatements will not be required.
We have now begun to rely and expect, going forward, to increasingly rely on our regular financial statement preparation and reporting processes.
While we have significantly changed and enhanced these regular processes, we cannot assure you that the material weaknesses identified as of January 31, 2010 have been fully remediated and we continue to:
•	make changes to our finance organization;
•	enhance our accounting and reporting processes and procedures;
•	enhance our revenue recognition and other existing accounting policies and procedures;
•	introduce new or enhanced accounting systems and processes; and
•	improve our internal controls over financial reporting.
Many of these changes and enhancements to our regular processes are ongoing as of the date of this report and we continue to assimilate the complex and pervasive changes we have already made. We cannot assure you that the changes and enhancements made to date, or those that are still in process, are adequate, will operate as expected, or will be completed in a timely fashion (if still in process). As a result, we cannot assure you that we will not discover additional errors, that future financial reports will not contain material misstatements or omissions, that future restatements will not be required, that additional material weaknesses in our internal controls over financial reporting will not arise or be identified in the future, or that we will be able to timely comply with our reporting obligations in the future.
We were the subject of an SEC investigation relating to our reserve and stock option accounting practices and an SEC proceeding relating to our failure to timely file required SEC reports.
Comverse was the subject of an SEC investigation and resulting civil action regarding the improper backdating of stock options and other accounting practices, including the improper establishment, maintenance, and release of reserves, the reclassification of certain expenses, and the intentional inaccurate presentation of backlog. See “Legal Proceedings—Comverse Investigation-Related Matters” for more information concerning Comverse’s SEC investigation and related civil actions.

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
We previously reported that on March 3, 2010 the SEC issued an Order Instituting Proceedings pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our previous failure to file certain annual and quarterly reports. On May 28, 2010, we entered into an agreement in principle with the SEC’s Division of Enforcement regarding the terms of a settlement of the Section 12(j) proceeding, which agreement was subject to approval by the SEC. On June 18, 2010, we satisfied the requirements of such agreement and subsequently submitted an Offer of Settlement to the SEC. On July 28, 2010, the SEC issued an Order accepting our Offer of Settlement and dismissing the Section 12(j) proceeding.
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
We cannot predict whether we will face additional government inquiries, investigations, or other actions related to these other matters or the outcome of any current or future matters. An adverse ruling in any regulatory proceeding could impose upon us fines, penalties, or other remedies which could have a material adverse effect on our results of operations and financial condition. Even if we are successful in defending against a regulatory proceeding, such a proceeding may be time consuming, expensive, and distracting from the conduct of our business and could have a material adverse effect on our business, financial condition, and results of operations. In the event of any such proceeding, we may also become subject to costly indemnification obligations to current or former officers, directors, or employees, which may or may not be covered by insurance.

As a result of the delay in completing our financial statements, the timing and cost of raising capital may be adversely affected.
As a result of the delay in completing our financial statements, we have been limited in our ability to register securities for sale by us or for resale by other security holders, which has adversely affected our ability to raise capital. Additionally, we will remain ineligible to use Form S- 3 to register securities until we have timely filed all periodic reports under the Exchange Act for at least 12 calendar months. In the meantime, we would need to continue to use Form S-1 to register securities with the SEC for capital raising transactions or issue such securities in private placements, in either case, potentially increasing the costs of raising capital during that period.
The mishandling or even the perception of mishandling of sensitive information could harm our business.
Our products are in some cases used by customers to compile and analyze highly sensitive or confidential information and data, including in some cases, information or data used in intelligence gathering or law enforcement activities. Customers are also increasingly focused on the security of our products. While our customers’ use of our products in no way affords us access to the customer’s sensitive or confidential information or data, we may come into contact with such information or data when we perform services or support functions for our customers. We have implemented policies and procedures to help ensure the proper handling of such information and data, including background screening of services personnel, non-disclosure agreements, access rules, and controls on our information technology systems. We also work to ensure the security of our products, including through the use of encryption, access rights, and other customary security features. However, these measures are designed to mitigate the risks associated with handling or processing sensitive data and cannot safeguard against all risks at all times. The improper handling of sensitive data, or even the perception of such mishandling or other security lapses or risks by us or our products, whether or not valid, could reduce demand for our products or otherwise expose us to financial or reputational harm.
We incurred significant indebtedness in connection with our acquisition of Witness, which makes us highly leveraged, subjects us to restrictive covenants, and could adversely affect our operations.
Risks associated with being highly leveraged.
At July 31, 2010, we had outstanding indebtedness of approximately $598.2 million. As a result of our significant indebtedness, we are highly leveraged. Our leverage position may, among other things:
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

In addition, because our indebtedness bears interest at a variable rate, we are exposed to risk from fluctuations in interest rates. There can be no assurance that ratings agencies will not downgrade our credit rating, which could impede our ability to refinance existing debt or secure new debt or otherwise increase our future cost of borrowing and could create additional concerns on the part of customers, partners, investors, and employees about our financial condition and results of operations.
Risks associated with our leverage ratio and financial statement delivery covenants.
Our credit agreement contains a financial covenant that requires us to maintain a maximum consolidated leverage ratio and a covenant requiring us to deliver audited financial statements to the lenders each year, as provided below. See Note 6, “Long-Term Debt” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information.
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
The credit agreement also includes a requirement that we deliver audited consolidated financial statements to the lenders within 90 days of the end of each fiscal year. In the past we have not timely delivered such financials statements as required by the credit agreement (see Note 6, “Long-Term Debt” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information) and may in the future fail to make such deliveries. If audited consolidated financial statements are not so delivered, and such failure of delivery is not remedied within 30 days thereafter, an event of default occurs.

If an event of default occurs under the credit agreement, our lenders could declare all amounts outstanding to be immediately due and payable. In that event, we may be forced to seek an amendment of and/or waiver under the credit agreement, sell assets, raise additional capital through an additional securities offering, or seek to refinance or restructure our debt. In such a case, there can be no assurance that we will be able to consummate such an amendment and/or waiver, sale or securities offering or refinancing or restructuring on reasonable terms or at all.

Sales or potential sales of our common stock by us or our significant stockholders may cause the market price of our common stock to decline.

We are not restricted from issuing additional shares of common stock, including shares issuable pursuant to securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. As of August 30, 2010, we had 34.7 million shares of common stock outstanding. In addition, as of that date, approximately 6.6 million shares of our common stock were issuable pursuant to outstanding stock options and awards which had not yet vested or which had been previously acquired upon vesting but had not yet been delivered. Additional shares of common stock are also available to be granted under our existing equity plans or may be granted under future equity plans.

In addition, under two registration rights agreements that we entered into with Comverse, Comverse has registration rights with respect to its common stock and preferred stock holdings in Verint. As of August 15, 2010, if it were convertible, the preferred stock could have been converted into approximately 10.2 million shares of our common stock.

Also, for the first time since the beginning of our extended filing delay in March 2006, our directors and certain members of management will now have the ability to sell shares of our common stock in the public markets or in other registered offerings (subject to our securities trading policy and applicable securities law). As a result, we expect that these individuals, including each of our named executive officers, may sell, possibly in the near term, for personal financial planning and asset diversification purposes, shares of our common stock through block trades in negotiated transactions or by any other lawful methods permitted by applicable registration statements. As of September 13, 2010, the first date that these individuals may sell pursuant to our securities trading policy, our named executive officers and directors, who hold a substantial majority of these shares, will beneficially own approximately 1.5 million shares of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes purchases made by us during the three months ended July 31, 2010. We record any repurchases of common stock as treasury stock.
Issuer Purchases of Equity Securities

			(c)		(d)
			Total number of		Maximum number (or
	(a)		shares (or units)		approximate dollar value) of
	Total number of	(b)	purchased as part of		shares (or units) that may yet
	shares (or units)	Average price paid	publicly announced		be purchased under the plans
Period	purchased	per share (or unit)	plans or programs		or programs
May 2010	8,000	$26.50	8,000	(1)	N/A	(1)
July 2010	26,110	$23.80	26,110	(1)	N/A	(1)

(1)	Our board of directors approved a program to repurchase shares of our common stock from our independent directors upon vesting of restricted stock grants during our extended filing delay period, in order to provide funds to the recipient for the payment of associated income taxes. This director repurchase program ended on May 16, 2010. Our board of directors has also approved a repurchase program for our executive officers similar to the one for our directors in respect of vestings of restricted stock units occurring during a blackout period which give rise to a tax event. On June 4, 2010, the officer repurchase program was extended through the date of our next meeting of stockholders at which a new equity incentive plan is approved.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Removed and Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibit list includes exhibits that we entered into or that became effective during the quarter ended July 31, 2010.

Filed Herewith / Incorporated by
Number	Description	Reference from

10.01	Letter Agreement, dated July 16, 2010, between Comverse Technology, Inc. and Verint Systems Inc.	Form 8-K filed on July 19, 2010

10.02
Amendment No. 3 to Credit Agreement, dated July 27, 2010, among Verint Systems Inc., the lenders from time to time party thereto, and the administrative agent party thereto, to the Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., the lenders from time to time party thereto, and the administrative agent party thereto.
Form 8-K filed on August 2, 2010

10.03	Incremental Amendment and Joinder Agreement, dated July 30, 2010, among Verint Systems Inc., the additional lenders party thereto, and the administrative agent.	Form 8-K filed on August 2, 2010

31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith

32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith

(1)	These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERINT SYSTEMS INC.
September 8, 2010	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

September 8, 2010	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Accounting Officer)