Form 10-Q
period 2010-10-31
VERINT SYSTEMS INC
filed 2010-12-10
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 36,655,975 shares of the registrant’s common stock outstanding on November 15, 2010.

i

Cautionary Note on Forward-Looking Statements
Certain statements discussed in this report constitute forward-looking statements, which include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurances that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:
•	risks relating to the filing of our Securities and Exchange Commission (“SEC”) reports, including the occurrence of known contingencies or unforeseen events that could delay our future filings, management distractions, and significant expense;
•	risks that our credit rating could be downgraded or placed on a credit watch based on, among other things, our financial results or delays in the filing of our periodic reports;
•	risks associated with being a consolidated, controlled subsidiary of Comverse Technology, Inc. (“Comverse”) and formerly part of Comverse’s consolidated tax group, including risk of any future impact on us resulting from Comverse’s special committee investigation and restatement or related effects, and risks related to our dependence on Comverse to provide us with accurate financial information, including with respect to stock-based compensation expense and net operating loss carryforwards (“NOLs”), for our financial statements;
•	uncertainties regarding the impact of general economic conditions, particularly in information technology spending, on our business;
•	risks that our financial results will cause us not to be compliant with the leverage ratio covenant under our credit facility or that any delays in the filing of future SEC reports could cause us not to be compliant with the financial statement delivery covenant under our credit facility;
•	risks that customers or partners delay or cancel orders or are unable to honor contractual commitments due to liquidity issues, challenges in their business, or otherwise;
•	risks that we will experience liquidity or working capital issues and related risks that financing sources will be unavailable to us on reasonable terms or at all;
•	uncertainties regarding the future impact on our business of our now concluded internal investigation, restatement, and extended filing delay, including customer, partner, employee, and investor concerns, and potential customer and partner transaction deferrals or losses;

•	risks relating to the remediation or inability to adequately remediate material weaknesses in our internal controls over financial reporting and relating to the proper application of highly complex accounting rules and pronouncements in order to produce accurate SEC reports on a timely basis;
•	risks relating to our implementation and maintenance of adequate systems and internal controls for our current and future operations and reporting needs;
•	risks of possible future restatements if the processes used to produce the financial statements contained in our SEC reports are inadequate;
•	risks associated with future regulatory actions or private litigations relating to our internal investigation, restatement, or previous delays in filing required SEC reports;
•	risks that we will be unable to maintain our listing on the NASDAQ Global Market;
•	risks associated with Comverse controlling our board of directors and a majority of our common stock (and therefore the results of any significant stockholder vote);
•	risks associated with significant leverage resulting from our current debt position;
•	risks due to aggressive competition in all of our markets, including with respect to maintaining margins and sufficient levels of investment in the business and with respect to introducing quality products which achieve market acceptance;
•	risks created by continued consolidation of competitors or introduction of large competitors in our markets with greater resources than we have;
•	risks associated with significant foreign and international operations, including exposure to fluctuations in exchange rates;
•	risks associated with complex and changing local and foreign regulatory environments;
•	risks associated with our ability to recruit and retain qualified personnel in geographies in which we operate;
•	challenges in accurately forecasting revenue and expenses;
•	risks associated with acquisitions and related system integrations;
•	risks relating to our ability to improve our infrastructure to support growth;

•	risks that our intellectual property rights may not be adequate to protect our business or that others may make claims on our intellectual property or claim infringement on their intellectual property rights;
•	risks associated with a significant amount of our business coming from domestic and foreign government customers;
•	risks that we improperly handle sensitive or confidential information or perception of such mishandling;
•	risks associated with our dependence on a limited number of suppliers for certain components of our products;
•	risks that we are unable to maintain and enhance relationships with key resellers, partners, and systems integrators; and
•	risks that use of our tax benefits may be restricted or eliminated in the future.
These risks, uncertainties, and challenges, as well as other factors, are discussed in greater detail in the “Risk Factors” section of this report and under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2010 and our Quarterly Reports on Form 10-Q for the quarterly periods ended thereafter. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the filing date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
October 31, 2010 and January 31, 2010
(Unaudited)

	October 31,	January 31,
(in thousands, except share and per share data)	2010	2010
Assets
Current Assets:
Cash and cash equivalents	$134,006	$184,335
Restricted cash and bank time deposits	18,367	5,206
Accounts receivable, net	137,330	127,826
Inventories	17,495	14,373
Deferred cost of revenue	7,555	11,232
Prepaid expenses and other current assets	60,480	64,554

Total current assets	375,233	407,526

Property and equipment, net	23,204	24,453
Goodwill	738,161	724,670
Intangible assets, net	158,228	173,833
Capitalized software development costs, net	6,756	8,530
Long-term deferred cost of revenue	23,385	33,019
Other assets	28,085	24,306

Total assets	$1,353,052	$1,396,337

Liabilities, Preferred Stock, and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$39,177	$46,570
Accrued expenses and other current liabilities	142,304	155,422
Current maturities of long-term debt	—	22,678
Deferred revenue	135,433	183,719
Liabilities to affiliates	1,806	1,709

Total current liabilities	318,720	410,098

Long-term debt	598,234	598,234
Long-term deferred revenue	44,278	51,412
Other liabilities	54,405	65,618

Total liabilities	1,015,637	1,125,362

Preferred Stock — $0.001 par value; authorized 2,500,000 shares. Series A convertible preferred stock; 293,000 shares issued and outstanding; aggregate liquidation preference and redemption value of $335,441 at October 31, 2010	285,542	285,542

Commitments and Contingencies
Stockholders’ Equity (Deficit):
Common stock — $0.001 par value; authorized 120,000,000 shares. Issued 36,875,000 and 32,687,000 shares, respectively; outstanding 36,615,000 and 32,584,000 shares, as of October 31, 2010 and January 31, 2010, respectively	36	33
Additional paid-in capital	504,449	451,166
Treasury stock, at cost — 260,000 and 103,000 shares as of October 31, 2010 and January 31, 2010, respectively	(6,639)	(2,493)
Accumulated deficit	(407,897)	(420,338)
Accumulated other comprehensive loss	(41,267)	(43,134)

Total Verint Systems Inc. stockholders’ equity (deficit)	48,682	(14,766)
Noncontrolling interest	3,191	199

Total stockholders’ equity (deficit)	51,873	(14,567)

Total liabilities, preferred stock, and stockholders’ equity (deficit)	$1,353,052	$1,396,337

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Nine Months Ended October 31, 2010 and 2009
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2010	2009	2010	2009
Revenue:
Product	$97,769	$98,467	$282,942	$283,645
Service and support	88,872	88,013	256,988	247,252

Total revenue	186,641	186,480	539,930	530,897

Cost of revenue:
Product	28,156	35,718	88,411	98,675
Service and support	28,529	25,819	81,974	74,922
Amortization of acquired technology	2,256	1,973	6,709	6,049

Total cost of revenue	58,941	63,510	177,094	179,646

Gross profit	127,700	122,970	362,836	351,251

Operating expenses:
Research and development, net	24,063	21,461	72,544	61,000
Selling, general and administrative	67,868	72,398	224,029	199,882
Amortization of other acquired intangible assets	5,376	5,376	16,053	16,892
Restructuring	—	—	—	24

Total operating expenses	97,307	99,235	312,626	277,798

Operating income	30,393	23,735	50,210	73,453

Other income (expense), net:
Interest income	109	336	309	581
Interest expense	(8,941)	(6,178)	(20,825)	(18,900)
Other income (expense), net	2,159	(2,775)	(3,987)	(10,844)

Total other expense, net	(6,673)	(8,617)	(24,503)	(29,163)

Income before provision for income taxes	23,720	15,118	25,707	44,290
Provision for income taxes	5,332	1,803	10,544	8,921

Net income	18,388	13,315	15,163	35,369
Net income attributable to noncontrolling interest	1,214	139	2,722	961

Net income attributable to Verint Systems Inc.	17,174	13,176	12,441	34,408
Dividends on preferred stock	(3,592)	(3,443)	(10,549)	(10,111)

Net income attributable to Verint Systems Inc. common shares	$13,582	$9,733	$1,892	$24,297

Net income per share attributable to Verint Systems Inc.
Basic	$0.38	$0.30	$0.06	$0.75

Diluted	$0.36	$0.29	$0.05	$0.74

Weighted-average common shares outstanding
Basic	35,368	32,471	33,785	32,465

Diluted	47,679	33,330	36,525	32,879

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Nine Months Ended October 31, 2010 and 2009
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity (Deficit)
							Total Verint
						Accumulated	Systems Inc.		Total
	Common Stock		Additional			Other	Stockholders’		Stockholders’
		Par	Paid-in	Treasury	Accumulated	Comprehensive	Equity	Noncontrolling	Equity
(in thousands)	Shares	Value	Capital	Stock	Deficit	Loss	(Deficit)	Interest	(Deficit)

Balances as of January 31, 2009	32,535	$32	$419,937	$(2,353)	$(435,955)	$(58,404)	$(76,743)	$673	$(76,070)
Comprehensive income:
Net income	—	—	—	—	34,408	—	34,408	961	35,369
Unrealized gains on derivative financial instruments, net	—	—	—	—	—	302	302	—	302
Unrealized gains on available for sale securities, net	—	—	—	—	—	32	32	—	32
Currency translation adjustments	—	—	—	—	—	20,158	20,158	74	20,232

Total comprehensive income	—	—	—	—	34,408	20,492	54,900	1,035	55,935
Stock-based compensation expense	—	—	23,170	—	—	—	23,170	—	23,170
Common stock issued for stock awards	20	—	—	—	—	—	—	—	—
Forfeitures of restricted stock awards	(4)	—	35	(35)	—	—	—	—	—
Purchases of treasury stock	(8)	—	—	(50)	—	—	(50)	—	(50)

Balances as of October 31, 2009	32,543	$32	$443,142	$(2,438)	$(401,547)	$(37,912)	$1,277	$1,708	$2,985

Balances as of January 31, 2010	32,584	$33	$451,166	$(2,493)	$(420,338)	$(43,134)	$(14,766)	$199	$(14,567)
Comprehensive income:
Net income	—	—	—	—	12,441	—	12,441	2,722	15,163
Unrealized gains on derivative financial instruments, net	—	—	—	—	—	755	755	—	755
Currency translation adjustments	—	—	—	—	—	1,112	1,112	270	1,382

Total comprehensive income	—	—	—	—	12,441	1,867	14,308	2,992	17,300
Stock-based compensation expense	—	—	22,856	—	—	—	22,856	—	22,856
Exercises of stock options	1,695	1	30,911	—	—	—	30,912	—	30,912
Common stock issued for stock awards	2,493	2	(2)	—	—	—	—	—	—
Purchases of treasury stock	(157)	—	—	(4,146)	—	—	(4,146)	—	(4,146)
Tax effects from stock award plans	—	—	(482)	—	—	—	(482)	—	(482)

Balances as of October 31, 2010	36,615	$36	$504,449	$(6,639)	$(407,897)	$(41,267)	$48,682	$3,191	$51,873

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended October 31, 2010 and 2009
(Unaudited)

	Nine Months Ended October 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income	$15,163	$35,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,100	37,424
Equity-based compensation	22,856	23,170
Non-cash losses on derivative financial instruments, net	4,271	11,745
Other non-cash items, net	1,626	(957)
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(9,719)	(15,692)
Inventories	(3,369)	4,511
Deferred cost of revenue	12,957	10,448
Accounts payable and accrued expenses	(1,585)	(1,408)
Deferred revenue	(56,177)	(22,821)
Prepaid expenses and other assets	(405)	(13,675)
Other, net	(3,252)	(2,623)

Net cash provided by operating activities	18,466	65,491

Cash flows from investing activities:
Cash paid for business combination, net of cash acquired, and payments of contingent consideration associated with business combinations in prior periods	(15,292)	(96)
Purchases of property and equipment	(5,845)	(3,346)
Settlements of derivative financial instruments not designated as hedges	(32,640)	(13,140)
Cash paid for capitalized software development costs	(1,604)	(1,897)
Change in restricted cash and bank time deposits	(12,878)	2,094

Net cash used in investing activities	(68,259)	(16,385)

Cash flows from financing activities:
Repayments of borrowings and other financing obligations	(22,960)	(6,088)
Proceeds from exercises of stock options	30,572	—
Dividends paid to noncontrolling interest	—	(2,142)
Purchases of treasury stock	(4,146)	—
Other financing activities	(4,039)	(202)

Net cash used in financing activities	(573)	(8,432)

Effect of exchange rate changes on cash and cash equivalents	37	4,582

Net increase (decrease) in cash and cash equivalents	(50,329)	45,256
Cash and cash equivalents, beginning of period	184,335	115,928

Cash and cash equivalents, end of period	$134,006	$161,184

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,014	$18,839

Cash paid for income taxes	$5,533	$9,688

Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$929	$520

Inventory transfers to property and equipment	$372	$480

Stock options exercised, proceeds received subsequent to period end	$340	$—

Purchases under supplier financing arrangements	$1,858	$—

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
Condensed Consolidated Financial Statements Preparation
The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2010. The condensed consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the periods ended October 31, 2010 and 2009, and the condensed consolidated balance sheet as of October 31, 2010, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods shown. The condensed consolidated balance sheet as of January 31, 2010 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2010. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2010. The results for interim periods are not necessarily indicative of a full year’s results.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

2. Net Income Per Share Attributable to Verint Systems Inc.
The following table summarizes the calculation of basic and diluted net income per share attributable to Verint Systems Inc. for the three and nine months ended October 31, 2010 and 2009:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2010	2009	2010	2009
Net income	$18,388	$13,315	$15,163	$35,369
Net income attributable to noncontrolling interest	1,214	139	2,722	961

Net income attributable to Verint Systems Inc.	17,174	13,176	12,441	34,408
Dividends on preferred stock	(3,592)	(3,443)	(10,549)	(10,111)

Net income attributable to Verint Systems Inc. for basic net income per share	13,582	9,733	1,892	24,297
Dilutive effect of dividends on preferred stock	3,592	—	—	—

Net income attributable to Verint Systems Inc. for diluted net income per share	$17,174	$9,733	$1,892	$24,297

Weighted-average shares outstanding
Basic	35,368	32,471	33,785	32,465
Dilutive effect of employee equity award plans	2,040	859	2,740	414
Dilutive effect of assumed conversion of preferred stock	10,271	—	—	—

Diluted	47,679	33,330	36,525	32,879

Net income per share attributable to Verint Systems Inc.
Basic	$0.38	$0.30	$0.06	$0.75

Diluted	$0.36	$0.29	$0.05	$0.74

We excluded the following weighted-average shares underlying stock-based awards and convertible preferred stock from the calculations of diluted net income per share because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2010	2009	2010	2009
Shares excluded from calculation:
Stock options and restricted stock-based awards	1,215	4,666	1,429	4,982

Convertible preferred stock	—	9,882	10,173	9,788

3. Inventories
Inventories consist of the following as of October 31, 2010 and January 31, 2010:

	October 31,	January 31,
(in thousands)	2010	2010
Raw materials	$7,690	$5,987
Work-in-process	6,475	4,649
Finished goods	3,330	3,737

Total inventories	$17,495	$14,373

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
We acquired Iontas for total consideration valued at $21.9 million, including cash consideration of $17.9 million, and additional milestone-based contingent payments of up to $3.8 million, tied to certain performance targets being achieved over the two-year period following the acquisition date.
We recorded the acquisition-date estimated fair value of the contingent consideration of $3.2 million as a component of the purchase price of Iontas. The acquisition-date fair value of the contingent consideration was measured based on the probability-adjusted present value of the contingent consideration expected to be earned and transferred. The fair value of the contingent consideration was remeasured as of October 31, 2010 at $3.4 million, and the change in the fair value of the contingent consideration between the acquisition date and October 31, 2010 is recorded within selling, general and administrative expenses in our condensed consolidated statements of operations.
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

		Estimated
(in thousands)	Amount	Useful Lives
Components of Purchase Price:
Cash	$17,861
Fair value of contingent consideration	3,224
Prepaid product licenses and support services	1,493
Trade accounts payable	(712)

Total purchase price	$21,866

Allocation of Purchase Price:
Net tangible assets:
Cash and cash equivalents	$2,569
Other current assets	286
Other assets	89
Current liabilities	(211)
Deferred income taxes — current and long-term	(993)

Net tangible assets	1,740

Identifiable intangible assets:
Developed technology	6,949	6 years
Non-competition agreements	278	3 years

Total identifiable intangible assets (1)	7,227

Goodwill	12,899

Total purchase price	$21,866

(1)	The weighted-average amortization period of all finite-lived identifiable intangible assets is 5.9 years.
Among the factors that contributed to the recognition of goodwill in this transaction were the expansion of our desktop analytical capabilities, the expansion of our suite of products and services, and the addition of an assembled workforce. This goodwill has been assigned to our Workforce Optimization segment, and is not deductible for income tax purposes.
Transaction costs, primarily professional fees, directly related to the acquisition of Iontas, totaled $1.3 million, including $0.5 million incurred during the nine months ended October 31, 2010, and were expensed as incurred. There were no such transaction costs incurred during the three months ended October 31, 2010.
The pro forma impact of the Iontas acquisition is not material to our historical consolidated operating results and is therefore not presented. Revenues from Iontas for the three and nine months ended October 31, 2010 also were not material.

5. Intangible Assets and Goodwill
Acquisition-related intangible assets consist of the following as of October 31, 2010 and January 31, 2010:

	As of October 31, 2010
		Accumulated
(in thousands)	Cost	Amortization	Net
Customer relationships	$198,185	$(69,551)	$128,634
Acquired technology	61,626	(35,212)	26,414
Trade names	9,556	(8,884)	672
Non-competition agreements	3,709	(2,594)	1,115
Distribution network	2,440	(1,047)	1,393

Total	$275,516	$(117,288)	$158,228

	As of January 31, 2010
		Accumulated
(in thousands)	Cost	Amortization	Net
Customer relationships	$198,084	$(54,825)	$143,259
Acquired technology	54,629	(28,419)	26,210
Trade names	9,551	(7,989)	1,562
Non-competition agreements	3,429	(2,203)	1,226
Distribution network	2,440	(864)	1,576

Total	$268,133	$(94,300)	$173,833

Total amortization expense recorded for acquisition-related intangible assets was $7.6 million and $22.8 million for the three and nine months ended October 31, 2010, respectively, and $7.3 million and $22.9 million for the three and nine months ended October 31, 2009, respectively.

Estimated future finite-lived acquisition-related intangible asset amortization expense is as follows:

(in thousands)
Years Ended January 31,	Amount
2011 (Remainder of year)	$7,647
2012	29,660
2013	28,878
2014	23,838
2015	21,244
2016 and thereafter	46,961

Total	$158,228

Goodwill activity for the nine months ended October 31, 2010, in total and by reportable segment, was as follows:

		Reportable Segment
		Workforce	Video	Communications
(in thousands)	Total	Optimization	Intelligence	Intelligence
Goodwill, gross, at January 31, 2010	$791,535	$694,465	$66,998	$30,072
Accumulated impairment losses at January 31, 2010	(66,865)	(30,791)	(36,074)	—

Goodwill, net, at January 31, 2010	724,670	663,674	30,924	30,072
Acquisition of Iontas Limited	12,899	12,899	—	—
Foreign currency translation and other	592	491	101	—

Goodwill, net, at October 31, 2010	$738,161	$677,064	$31,025	$30,072

Balance at October 31, 2010
Goodwill, gross, at October 31, 2010	$805,026	$707,855	$67,099	$30,072
Accumulated impairment losses at October 31, 2010	(66,865)	(30,791)	(36,074)	—

Goodwill, net, at October 31, 2010	$738,161	$677,064	$31,025	$30,072

We test our goodwill for impairment at least annually as of November 1, or more frequently if an event occurs indicating the potential for impairment. No events or circumstances indicating the potential for goodwill impairment were identified during either the nine months ended October 31, 2010 or the nine months ended October 31, 2009.
6. Long-term Debt
On May 25, 2007, to partially finance the acquisition of Witness Systems, Inc. (“Witness”), we entered into a $675.0 million secured credit agreement comprised of a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving line of credit. Our $25.0 million revolving line of credit was effectively reduced to $15.0 million during the quarter ended October 31, 2008, in connection with the bankruptcy of Lehman Brothers and the related termination of its revolving commitment under the credit agreement in June 2009. During the quarter ended January 31, 2009, we borrowed the full $15.0 million then available under the revolving line of credit. As discussed further below, the borrowing capacity under the revolving line of credit was increased to $75.0 million in July 2010. The revolving line of credit and term loan mature in May 2013 and May 2014, respectively.

The following is a summary of our outstanding financing arrangements as of October 31, 2010 and January 31, 2010:

	October 31,	January 31,
(in thousands)	2010	2010
Term loan facility	$583,234	$605,912
Revolving line of credit	15,000	15,000

	598,234	620,912

Less: current portion	—	22,678

Long-term debt	$598,234	$598,234

In May 2010, we made a $22.1 million mandatory “excess cash flow” payment on our term loan, based upon our operating results for the year ended January 31, 2010, $12.4 million of which is being applied to the eight immediately following principal payments and $9.7 million of which will be applied pro rata to the remaining principal payments.
The credit agreement includes a requirement that we submit audited consolidated financial statements to the lenders within 90 days of the end of each fiscal year, beginning with the financial statements for the year ended January 31, 2010. Should we fail to deliver such audited consolidated financial statements as required, the agreement provides a thirty-day period to cure such default, or an event of default occurs.
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
In July 2010, the credit agreement was further amended to, among other things, (a) change the calculation of the applicable interest rate margin to be based on our periodic consolidated leverage ratio, (b) designate a London Interbank Offered Rate (“LIBOR”) floor of 1.50%, (c) change certain negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio, and (d) increase the aggregate amount of incremental revolving commitment and term loan increases permitted under the credit agreement from $50.0 million to $200.0 million. Also in July 2010, we amended our credit agreement to increase the revolving line of credit from $15.0 million to $75.0 million. The commitment fee for unused capacity under the revolving line of credit was increased from 0.50% to 0.75% per annum.

The credit agreement contains one financial covenant that requires us to meet a certain consolidated leverage ratio, defined as our consolidated net total debt divided by consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the agreement, for the trailing four quarters. The consolidated leverage ratio was not permitted to exceed 3.50:1 for the period ended October 31, 2010. As amended in July 2010, the consolidated leverage ratio is not permitted to exceed 3.50:1 for all periods through October 31, 2011, and is not permitted to exceed 3.00:1 for all quarterly periods thereafter.
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
On May 25, 2007, concurrently with entry into our credit facility, we entered into a receive-variable/pay-fixed interest rate swap agreement with a multinational financial institution with a notional amount of $450.0 million to mitigate a portion of the risk associated with variable interest rates on the term loan. The original term of the interest rate swap extended through May 2011. However, on July 30, 2010, we entered into an agreement to terminate the interest rate swap in exchange for a payment of $21.7 million to the counterparty, representing the approximate present value of the expected remaining quarterly settlement payments we otherwise would have owed under the swap agreement. This obligation was reflected within accrued expenses and other current liabilities at July 31, 2010, and was paid on August 3, 2010. We recorded a $3.1 million loss on the interest rate swap for the nine months ended October 31, 2010. See Note 11, “Fair Value Measurements and Derivative Financial Instruments” for further details regarding the interest rate swap agreement.
We incurred interest expense on borrowings under our credit agreement of $8.0 million and $18.3 million during the three and nine months ended October 31, 2010, respectively, and $5.6 million and $17.0 million during the three and nine months ended October 31, 2009, respectively. We also recorded amortization of our deferred debt issuance costs of $0.8 million and $2.0 million, reported within interest expense, during the three and nine months ended October 31, 2010, respectively, inclusive of a $0.3 million write-off associated with the $22.1 million term loan principal payment in May 2010. Amortization of our deferred debt issuance costs during the three and nine months ended October 31, 2009 was $0.5 million and $1.4 million, respectively.
As of October 31, 2010, the interest rate on both the term loan and the revolving line of credit borrowings was 5.25%. The interest rate on both the term loan and the revolving line of credit borrowings was 3.49% as of January 31, 2010. The higher interest rates as of October 31, 2010 reflect, among other things, the impact of the July 2010 amendments discussed above.

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
The terms of the preferred stock provide that upon a fundamental change, as defined, the holders of the preferred stock have the right to require us to repurchase the preferred stock for 100% of the liquidation preference then in effect. Therefore, the preferred stock has been classified as mezzanine equity on our condensed consolidated balance sheets as of October 31, 2010 and January 31, 2010, separate from permanent equity, because the occurrence of such a fundamental change, and thus a potential required repurchase of the preferred stock, however remote in likelihood, is not solely under our control. Fundamental change events include the sale of substantially all of our assets and certain changes in beneficial ownership, board of directors’ composition, and business reorganizations.
We concluded that, as of October 31, 2010 and January 31, 2010, there were no indications that the occurrence of a fundamental change and the associated potential required repurchase of the preferred stock were probable. We therefore have not adjusted the initial carrying amount of the preferred stock to its redemption amount, which is its liquidation preference. Through October 31, 2010, cumulative, undeclared dividends on the preferred stock were $42.4 million and, as a result, the liquidation preference of the preferred stock was $335.4 million at that date.
At a special meeting of our stockholders held on October 5, 2010, the common stock issuable upon conversion of the preferred stock was approved by a majority vote of our stockholders. Effective with this approval, each share of preferred stock now entitles its holder to votes equal to the number of shares of common stock into which it is convertible using the conversion rate that was in effect upon its issuance in May 2007, on all matters voted upon by common stockholders. At October 31, 2010, the preferred stock was convertible into approximately 10.3 million shares of our common stock.
8. Stockholders’ Equity (Deficit)
Treasury Stock
From time to time, our board of directors has approved repurchases of our common stock from our independent directors and executive officers upon vesting of restricted stock grants in order to provide funds for the recipient’s obligation to pay associated income taxes.
During the nine months ended October 31, 2010, we acquired 157,000 shares of treasury stock from certain executive officers and directors at a cost of $4.1 million. Treasury stock activity for the three months ended October 31, 2010, and for the three and nine months ended October 31, 2009, was not significant.

Accumulated Other Comprehensive Loss
The following table summarizes, as of October 31, 2010 and January 31, 2010, the components of our accumulated other comprehensive loss.

	October 31,	January 31,
(in thousands)	2010	2010
Foreign currency translation losses, net	$(42,133)	$(43,245)
Unrealized gains on derivative financial instruments, net	861	106
Unrealized gains on available-for-sale marketable securities	5	5

Total accumulated other comprehensive loss	$(41,267)	$(43,134)

Income tax effects on unrealized gains on derivative financial instruments and available-for-sale marketable securities were not significant. Foreign currency translation losses, net, primarily reflect the strengthening of the U.S. dollar against the British pound sterling since our acquisition of Witness in May 2007, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets associated with that acquisition.
9. Restructuring
We continually review our business model and carefully manage our cost structure. We have periodically implemented restructuring plans to reduce costs and better align our resources with market demand. Activities under all historical restructuring plans were complete at January 31, 2010, with the exception of the restructuring plan related to the May 2007 acquisition of Witness, as discussed below.
Following the acquisition of Witness in May 2007, we implemented a plan to integrate the Witness business with our existing Workforce Optimization segment, which included actions to reduce fixed costs and eliminate redundancies. The following table summarizes the activity during the nine months ended October 31, 2010 in accrued expenses related to the Witness restructuring plan.

(in thousands)	Total
Accrued restructuring costs — January 31, 2010	$116
Payments and settlements	(116)

Accrued restructuring costs — October 31, 2010	$—

10. Income Taxes
Our quarterly provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by taxing jurisdiction, foreign income tax rate differentials, relative impact of permanent book to tax differences, and the effects of valuation allowances on certain loss jurisdictions.
For the three months ended October 31, 2010, we recorded an income tax provision of $5.3 million, which represents an effective tax rate of 22.5%. This rate is lower than the U.S. federal statutory rate of 35% primarily due to the mix of income and losses by jurisdiction. We recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, the impact of which is partially offset because we did not recognize a U.S. federal income tax benefit on losses incurred by certain domestic operations where we maintain valuation allowances.
For the three months ended October 31, 2009, we recorded an income tax provision of $1.8 million, which represents an effective tax rate of 11.9%. This rate is lower than the U.S. federal statutory rate of 35% primarily due to the level and mix of earnings by jurisdiction. We recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, the impact of which is partially offset because we did not record a U.S. federal income tax benefit on losses incurred in the U.S. as we maintain a valuation allowance.
For the nine months ended October 31, 2010, we recorded an income tax provision of $10.5 million, which represents an effective tax rate of 41.0%. This tax rate is higher than the U.S. federal statutory rate of 35% primarily due to the mix of income and losses by jurisdiction. We recorded an income tax provision on income from certain profitable foreign subsidiaries while we did not record an income tax benefit on losses incurred by certain domestic and foreign operations where we maintain valuation allowances. The comparison of our effective tax rate between periods is impacted by the level and mix of earnings and losses by taxing jurisdiction, foreign income tax rate differentials, relative impacts of permanent book to tax differences, and the effects of valuation allowances on certain loss jurisdictions.
For the nine months ended October 31, 2009, we recorded an income tax provision of $8.9 million, which represents an effective tax rate of 20.1%. This rate is lower than the U.S. federal statutory rate of 35% primarily due to the level and mix of earnings by jurisdiction and because we recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate. We did not record significant U.S. federal income tax expense or benefit because we maintain a valuation allowance.

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
We had unrecognized tax benefits of $37.7 million and $37.5 million (excluding interest and penalties) as of October 31, 2010 and January 31, 2010, respectively. The accrued liability for interest and penalties was $7.7 million and $7.2 million at October 31, 2010 and January 31, 2010, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations. As of October 31, 2010 and January 31, 2010, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was approximately $32.8 million and $32.6 million, respectively. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized tax benefits at October 31, 2010 could decrease by approximately $2.8 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of certain deferred taxes including the need for additional valuation allowances, and the recognition of tax benefits. Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. We did not identify any transfers between levels of the fair value measurement hierarchy during the nine months ended October 31, 2010.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of October 31, 2010 and January 31, 2010:

	October 31, 2010
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$19,903	$—	$—
Foreign currency forward contracts	—	899	—

Total assets	$19,903	$899	$—

Liabilities:
Foreign currency forward contracts	$—	$2,041	$—
Contingent consideration — business combination	—	—	3,447

Total liabilities	$—	$2,041	$3,447

	January 31, 2010
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$82,593	$—	$—
Foreign currency forward contracts	—	140	—

Total assets	$82,593	$140	$—

Liabilities:
Foreign currency forward contracts	$—	$636	$—
Interest rate swap agreement	—	29,812	—

Total liabilities	$—	$30,448	$—

The following table presents the change in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended October 31, 2010:

(in thousands)	Amount
Fair value measurement at January 31, 2010	$—
Contingent consideration liability recorded for business combination	3,224
Change in fair value recorded in operating expenses	223

Fair value measurement at October 31, 2010	$3,447

Our liability for contingent consideration relates to the February 4, 2010 acquisition of Iontas. Between February 4, 2010 and October 31, 2010, changes in the estimated fair value of the contingent consideration liability were attributable to the achievement of a specified performance target and other accretion related solely to the passage of time. Changes in fair value of the contingent consideration of $0.1 million and $0.2 million for the three and nine months ended October 31, 2010, respectively, were recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.
Fair Value Measurements
Money Market Funds — We value our money market funds using quoted market prices for such funds.
Foreign Currency Forward Contracts — The estimated fair value of foreign currency forward contracts is based on quotes received from the counterparties thereto. These quotes are reviewed for reasonableness by discounting the future estimated cash flows under the contracts, considering the terms and maturities of the contracts and market exchange rates using readily observable market prices for similar contracts.
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
Interest Rate Swap Agreement — The fair value of the interest rate swap agreement represented the estimated amount we would have received or paid to settle the agreement, taking into consideration current and projected interest rates using readily observable market prices for similar contracts as well as the creditworthiness of the parties. On July 30, 2010, we entered into an agreement to terminate the interest rate swap in exchange for a payment of $21.7 million to the counterparty, as further described below.
Derivative Financial Instruments
Foreign Currency Forward Contracts
Under our risk management strategy, we periodically use derivative financial instruments to manage our short-term exposures to fluctuations in foreign currency exchange rates. We utilize foreign currency forward contracts to hedge certain operational cash flow exposures resulting from changes in foreign currency exchange rates. These cash flow exposures result from portions of our forecasted operating expenses, primarily compensation and related expenses, which are transacted in currencies other than the U.S. dollar, primarily the Israeli shekel and the Canadian dollar. We also periodically utilize foreign currency forward contracts to manage exposures resulting from forecasted customer collections to be remitted in currencies other than the applicable functional currency. Our joint venture, which has a Singapore dollar functional currency, also utilizes foreign currency forward contracts to manage its exposure to exchange rate fluctuations related to settlement of liabilities denominated in U.S. dollars. These foreign currency forward contracts are reported at fair value on our condensed consolidated balance sheets and generally have maturities of no longer than twelve months. We currently have several contracts which extend beyond twelve months, settling at various dates through February 2012. We enter into these foreign currency forward contracts in the normal course of business to mitigate risks and not for speculative purposes.

The counterparties to our foreign currency forward contracts consist of several major international financial institutions. We regularly monitor the financial strength of these institutions. While the counterparties to these contracts expose us to credit-related losses in the event of the counterparty’s non-performance, the risk would be limited to the unrealized gains on such affected contracts. We do not anticipate any such losses.
Certain of these foreign currency forward contracts are not designated as hedging instruments under accounting guidance for derivative financial instruments, and gains and losses from changes in their fair values are therefore reported in other income (expense), net. Changes in the fair value of foreign currency forward contracts that are designated and effective as cash flow hedges are recorded net of related tax effects in accumulated other comprehensive loss, and are reclassified to our condensed consolidated statement of operations when the effects of the item being hedged are recognized in our condensed consolidated statement of operations.
Interest Rate Swap Agreement
On May 25, 2007, concurrently with entry into our credit facility, we executed a pay-fixed, receive-variable interest rate swap agreement with a high credit-quality multinational financial institution to mitigate a portion of the risk associated with variable interest rates on the term loan, under which we paid fixed interest at 5.18% and received variable interest equal to three-month LIBOR on a notional amount of $450.0 million. The original term of the interest rate swap agreement extended through May 2011, and cash settlements with the counterparty occurred on a quarterly basis. On July 30, 2010, we entered into an agreement to terminate the interest rate swap agreement in exchange for a payment of $21.7 million to the counterparty, representing the approximate present value of the expected remaining quarterly settlement payments that otherwise would have occurred under the interest rate swap agreement. This obligation was reflected within accrued expenses and other current liabilities at July 31, 2010, and was paid on August 3, 2010. We recorded a $3.1 million loss on the interest rate swap agreement during the nine months ended October 31, 2010.

The interest rate swap agreement was not designated as a hedging instrument under derivative accounting guidance, and gains and losses from changes in its fair value were therefore reported in other income (expense), net.
The total notional amounts for outstanding derivative financial instruments as of October 31, 2010 and January 31, 2010 were as follows:

	October 31,	January 31,
(in thousands)	2010	2010
Foreign currency forward contracts	$58,412	$50,437
Interest rate swap agreement	—	450,000

	$58,412	$500,437

Fair Values of Derivative Financial Instruments
The fair values of our derivative financial instruments as of October 31, 2010 and January 31, 2010 were as follows:

	October 31, 2010
	Assets		Liabilities
	Balance Sheet		Balance Sheet
(in thousands)	Classification	Fair Value	Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$899	—	$—

Total derivative financial instruments designated as hedging instruments		$899		$—

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$2,041

Total derivative financial instruments not designated as hedging instruments		$—		$2,041

	January 31, 2010
	Assets		Liabilities
	Balance Sheet		Balance Sheet
(in thousands)	Classification	Fair Value	Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$140	Accrued expenses and other liabilities	$38

Total derivative financial instruments designated as hedging instruments		$140		$38

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$598
Interest rate swap — current portion	—	—	Accrued expenses and other liabilities	20,988
Interest rate swap — long-term portion	—	—	Other liabilities	8,824

Total derivative financial instruments not designated as hedging instruments		$—		$30,410

The effects of derivative financial instruments designated as hedging instruments as of October 31, 2010 and January 31, 2010, and for the three and nine months ended October 31, 2010 and 2009 were as follows:

Classification of Net
Gains Reclassified from
			Other Comprehensive	Net Gains Reclassified from Other Accumulated
	Net Gains Recognized in		Loss into the	Comprehensive Loss into the Condensed
	Accumulated Other		Condensed	Consolidated Statements of Operations
	Comprehensive Loss		Consolidated	Three Months Ended		Nine Months Ended
	October 31,	January 31,	Statements of	October 31,		October 31,
(in thousands)	2010	2010	Operations	2010	2009	2010	2009
Foreign currency forward contracts	$861	$106	Operating Expenses	$159	$1,382	$107	$2,555

There were no gains or losses from ineffectiveness of these financial instruments recorded for the three and nine months ended October 31, 2010 and 2009.
Losses recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and nine months ended October 31, 2010 and 2009 were as follows:

	Classification in	Three Months Ended		Nine Months Ended
	Condensed Consolidated Statements	October 31,		October 31,
(in thousands)	of Operations	2010	2009	2010	2009
Interest rate swap agreement	Other income (expense), net	$—	$(4,434)	$(3,102)	$(11,005)
Foreign currency forward contracts	Other income (expense), net	(924)	(276)	(1,169)	(740)

Total		$(924)	$(4,710)	$(4,271)	$(11,745)

Other Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash and bank time deposits, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximate fair value due to their short maturities.
As of October 31, 2010, the estimated fair values of our outstanding term loan and revolving line of credit were $577.4 million and $15.0 million, respectively. As of January 31, 2010, the estimated fair values of our outstanding term loan and revolving credit borrowings were $572.6 million and $15.0 million, respectively. The estimated fair values of the term loan facility are based upon the estimated bid and ask prices for portions of our term loan facility in a relatively inactive market as determined by the agent responsible for the syndication of our term loan. The fair value of the revolving line of credit is estimated to equal the principal amount outstanding at October 31, 2010 and January 31, 2010.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized. No such impairment charges were recorded during the nine months ended October 31, 2010 and 2009.
12. Stock-Based Compensation
We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and nine months ended October 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands)	2010	2009	2010	2009
Cost of revenue — product	$483	$405	$1,349	$852
Cost of revenue — service and support	1,174	1,241	3,952	3,268
Research and development, net	1,731	2,297	6,033	5,501
Selling, general and administrative	9,702	7,739	27,761	21,759

Total stock-based compensation expense	$13,090	$11,682	$39,095	$31,380

Total stock-based compensation expense by classification was as follows for the three and nine months ended October 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands)	2010	2009	2010	2009
Equity-classified awards	$7,220	$7,638	$22,856	$23,170
Liability-classified awards	5,870	4,044	16,239	8,210

Total stock-based compensation expense	$13,090	$11,682	$39,095	$31,380

The majority of our liability-classified awards are phantom stock awards, which are settled with cash payments equivalent to the market value of our common stock upon vesting. Their value tracks the market price of our common stock and is subject to market volatility. Upon settlement of certain liability-classified awards with equity, compensation expense associated with those awards is reported within equity-classified awards in the table above.

The increase in stock-based compensation expense in the three and nine months ended October 31, 2010, compared to the comparable periods in the prior year, was due to the impact of the increase in our stock price on certain stock-based compensation arrangements accounted for as liability awards, partially offset by a decrease in stock-based compensation for equity-classified awards.
Stock Options
We have not granted stock options subsequent to January 31, 2006. However, in connection with our acquisition of Witness on May 25, 2007, stock options to purchase Witness common stock were converted into stock options to purchase approximately 3.1 million shares of our common stock.
Stock option exercises had been suspended during our extended filing delay period. Following the completion of certain delayed SEC filings in June 2010, stock option holders were permitted to resume exercising vested stock options. During the three and nine months ended October 31, 2010, approximately 969,000 and 1,695,000 common shares were issued pursuant to stock option exercises, respectively, for total proceeds of $19.0 million and $30.9 million, respectively. As of October 31, 2010, we had approximately 2.3 million stock options outstanding, of which 2.2 million were exercisable as of such date.
Restricted Stock Awards and Restricted Stock Units
We periodically award shares of restricted stock, as well as restricted stock units, to our directors, officers and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting.
During the nine months ended October 31, 2010, we granted 1.0 million combined restricted stock awards and restricted stock units, none of which were granted during the three months ended October 31, 2010. During the nine months ended October 31, 2009, we granted 1.8 million combined restricted stock awards and restricted stock units, none of which were granted during the three months ended October 31, 2009. Forfeitures of restricted stock awards and restricted stock units were not significant during the nine months ended October 31, 2010, while restricted stock awards and restricted stock units aggregating 0.1 million were forfeited during the nine months ended October 31, 2009. As of October 31, 2010 and 2009, we had 1.9 million and 3.5 million combined restricted stock awards and stock units outstanding, respectively.
As of October 31, 2010, there was approximately $15.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over weighted-average periods of 0.5 years for restricted stock awards and 0.9 years for restricted stock units.
Phantom Stock Units
We have issued phantom stock units to certain non-officer employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

No phantom stock units were granted during the three months ended October 31, 2010 or 2009. During the nine months ended October 31, 2010 and 2009, we granted 0.2 million and 0.4 million phantom stock units, respectively. Forfeitures in each period were not significant. Total cash payments made upon vesting of phantom stock units were $6.6 million and $22.4 million for the three and nine months ended October 31, 2010, respectively. Total cash payments made upon vesting of phantom stock units were $2.3 million for the nine months ended October 31, 2009. There were no cash payments made during the three months ended October 31, 2009. The total accrued liabilities for phantom stock units were $8.2 million and $14.5 million as of October 31, 2010 and January 31, 2010, respectively.
13. Legal Proceedings
Material legal proceedings which arose, or in which there were material developments, during the nine months ended October 31, 2010 are discussed below.
Comverse Investigation-Related Matters
As previously disclosed by Comverse, Comverse, certain of its former officers and directors, and one of its current directors were named in the following litigation relating to the matters involved in the Comverse special committee investigation: (a) a consolidated shareholder class action before the U.S. District Court for the Eastern District of New York, In re Comverse Technology, Inc. Securities Litigation, No. 06-CV-1825; (b) a consolidated shareholder derivative action before the U.S. District Court for the Eastern District of New York, In re Comverse Technology, Inc. Derivative Litigation. No. 06-CV-1849; and (c) a consolidated shareholder derivative action before the Supreme Court of the State of New York, In re Comverse Technology, Inc. Derivative Litigation, No. 601272/2006.
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
The consolidated complaints in both the state and federal shareholder derivative actions alleged that the defendants breached certain duties to Comverse and that certain defendants were unjustly enriched (and, in the federal action, violated the federal securities laws) by, among other things: (a) allowing and participating in a scheme to backdate the grant dates of employee stock options to improperly benefit Comverse’s executives and certain directors; (b) allowing insiders, including certain of the defendants, to personally profit by trading Comverse’s stock while in possession of material inside information; (c) failing to properly oversee or implement procedures to detect and prevent such improper practices; (d) causing Comverse to issue materially false and misleading proxy statements, as well as causing Comverse to file other false and misleading documents with the SEC; and (e) exposing Comverse to civil liability. The complaints sought unspecified damages and various forms of equitable relief.

On December 16, 2009, Comverse entered into agreements, which were subsequently amended, to settle the consolidated shareholder class action and the consolidated shareholder derivative actions. Neither we nor Mr. Nissim or Mr. Bodner is responsible for making any payments or relinquishing any equity holdings under the terms of the settlement.
On June 23, 2010, the U.S. District Court for the Eastern District of New York issued orders in the shareholder class action and federal shareholder derivative action granting final approval of the settlement agreements in the respective actions. The Court later amended its order in the federal derivative action on July 1, 2010 to incorporate ministerial changes. The respective orders dismissed both actions with prejudice. The parties to the state shareholder derivative action filed a stipulation of discontinuance in July 2010, and on September 23, 2010, the Supreme Court of the State of New York entered an order discontinuing the state shareholder derivative action with prejudice.
Verint Investigation-Related Matters
On July 20, 2006, we announced that, in connection with the SEC investigation into Comverse’s past stock option grants that was in process at that time, we had received a letter requesting that we voluntarily provide to the SEC certain documents and information related to our own stock option grants and practices. We voluntarily responded to this request. On April 9, 2008, as we previously reported, we received a “Wells Notice” from the staff of the SEC arising from the staff’s investigation of our past stock option grant practices and certain unrelated accounting matters. These accounting matters were also the subject of our internal investigation. On March 3, 2010, the SEC filed a settled enforcement action against us in the United States District Court for the Eastern District of New York relating to certain of our accounting reserve practices. Without admitting or denying the allegations in the SEC’s Complaint, we consented to the issuance of a Final Judgment permanently enjoining us from violating Section 17(a) of the Securities Act, Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and Rules 13a-1 and 13a-13 thereunder. The settled SEC action did not require us to pay any monetary penalty and sought no relief beyond the entry of a permanent injunction. The SEC’s related press release noted that, in accepting the settlement offer, the SEC considered our remediation and cooperation in the SEC’s investigation. The settlement was approved by the United States District Court for the Eastern District of New York on March 9, 2010.
We previously reported that on March 3, 2010, the SEC issued an Order Instituting Proceedings pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our previous failure to file certain annual and quarterly reports. On May 28, 2010, we entered into an agreement in principle with the SEC’s Division of Enforcement regarding the terms of a settlement of the Section 12(j) proceeding, which was subject to approval by the SEC. On June 18, 2010, we satisfied the requirements of such agreement and subsequently submitted an Offer of Settlement to the SEC. On July 28, 2010, the SEC issued an Order accepting our Offer of Settlement and dismissing the Section 12(j) proceeding.

General Matters
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
With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment. Consequently, it is not practical to present assets by operating segment. There were no changes in the allocation of goodwill and acquired intangible assets by operating segment during the nine months ended October 31, 2010 and 2009. The allocation of goodwill and acquired intangible assets by operating segment appears in Note 5, “Intangible Assets and Goodwill”.

Operating results by segment for the three and nine months ended October 31, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands)	2010	2009	2010	2009

Revenue:
Workforce Optimization	$106,473	$105,398	$298,148	$279,001
Video Intelligence	30,611	33,985	99,216	116,548
Communications Intelligence	49,557	47,097	142,566	135,348

Total revenue	$186,641	$186,480	$539,930	$530,897

Segment contribution:
Workforce Optimization	$52,077	$54,058	$139,821	$136,024
Video Intelligence	7,627	11,916	30,007	50,073
Communications Intelligence	23,307	14,892	57,853	46,125

Total segment contribution	83,011	80,866	227,681	232,222

Unallocated expenses, net:
Amortization of other acquired intangible assets	7,632	7,349	22,762	22,941
Stock-based compensation	13,090	11,682	39,095	31,380
Restructuring	—	—	—	24
Other unallocated expenses	31,896	38,100	115,614	104,424

Total unallocated expenses, net:	52,618	57,131	177,471	158,769

Operating income	30,393	23,735	50,210	73,453
Other expense, net	(6,673)	(8,617)	(24,503)	(29,163)

Income before provision for income taxes	$23,720	$15,118	$25,707	$44,290

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
Critical Accounting Policies and Estimates
Note 1, “Summary of Significant Accounting Policies” to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2010 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this report. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2010, and include the following:
•	revenue recognition;
•	accounting for business combinations;

•	impairment of goodwill and other intangible assets;
•	accounting for income taxes;
•	contingencies;
•	accounting for stock-based compensation; and
•	allowance for doubtful accounts.
There were no material changes during the nine months ended October 31, 2010 to our critical accounting policies and estimates as disclosed in our Form 10-K for the year ended January 31, 2010.
Impact of Our VSOE/Revenue Recognition Policies on our Results of Operations
As we have previously reported in our filings with the SEC, we have not established VSOE for certain elements of our arrangements, primarily our product offerings. We recognize revenue under the Residual Method when VSOE does not exist for all delivered elements of an arrangement. Under the Residual Method, the value of our delivered products is derived by ascertaining the fair value of all undelivered elements (i.e., post-contract customer support (“PCS”) and other services) and subtracting the fair value of the undelivered elements from the total arrangement value to determine the appropriate amount of revenue to recognize upon delivery of our products. However, if the fair value of all undelivered elements cannot be determined, revenue recognition is deferred for all elements, including delivered elements, until all elements are delivered, or VSOE for the remaining undelivered elements is established, except if the only undelivered element is PCS. If VSOE for PCS does not exist, the entire arrangement fee is recognized ratably over the PCS period or the period that the customer is entitled to renew their PCS but not to exceed the estimated economic life of the product or contractual period (“Ratable Method”). In addition, several of our Communications Intelligence contracts require substantial customization, and are therefore accounted for under contract accounting methods, using either the percentage of completion method or completed contract method (“Contract Accounting Method”).
As we have previously reported in our filings with the SEC, we have determined that, for many of the arrangements we entered into during previously reported periods (including periods included in this report), we were unable to determine the fair value of all or some of the elements within multiple-element arrangements, as required by accounting guidance for revenue recognition. Further, for certain transactions occurring during periods reported herein, we were similarly unable to determine the fair value of all or some of the elements. Therefore, certain arrangements are being recognized ratably on a straight line basis over a period of time ranging from a couple of quarters to several years while other transactions are recognized as delivery occurs based on the ability to establish VSOE for the undelivered elements.

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
Results of Operations
Financial Overview
The following table sets forth summary financial information for the three and nine months ended October 31, 2010 and 2009:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2010	2009	2010	2009
Revenue	$186,641	$186,480	$539,930	$530,897

Operating income	$30,393	$23,735	$50,210	$73,453

Net income attributable to Verint Systems Inc. common shares	$13,582	$9,733	$1,892	$24,297

Net income per share attributable to Verint Systems Inc.:
Basic	$0.38	$0.30	$0.06	$0.75

Diluted	$0.36	$0.29	$0.05	$0.74

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Our revenue increased to $186.6 million in the three months ended October 31, 2010 from $186.5 million in the three months ended October 31, 2009. The increase was due to an increase in our Communications Intelligence and Workforce Optimization segments, partially offset by a decrease in our Video Intelligence segment. In our Communications Intelligence segment, revenue increased $2.4 million, or 5%, primarily due to an increase in Residual Method revenue resulting from a higher volume of projects completed during the three months ended October 31, 2010, partially offset by a decrease in Contract Accounting Method revenue associated with work performed on customized projects. In our Workforce Optimization segment, revenue increased $1.1 million, or 1%, primarily due to the overall increase in our software maintenance support customer base and the associated increase in revenue generated from this customer base during the current year. This increase was partially offset by the completion of a multi-site installation for a major customer for which revenues were recognized upon final customer acceptance in the three months ended October 31, 2009. In our Video Intelligence segment, revenue decreased by $3.4 million, or 10%, primarily due to a decrease in Ratable Method revenue from previous arrangements as a result of having VSOE for undelivered elements for the vast majority of our bundled arrangements in the three months ended October 31, 2010 as well as revenue recognized from a multi-site delivery for a major customer during the three months ended October 31, 2009 partially offset by an increase in revenue from other customers. For more details on our revenue by segment, see “- Revenue by Operating Segment”. Revenue in the Americas region, Europe, Middle East and Africa region (“EMEA”), and the Asia Pacific region (“APAC”) represented approximately 49%, 26%, and 25% of our total revenue, respectively, in the three months ended October 31, 2010 compared to approximately 56%, 25%, and 19%, respectively, in the three months ended October 31, 2009.

We reported operating income of $30.4 million in the three months ended October 31, 2010 compared to $23.7 million in the three months ended October 31, 2009. The increase in operating income was due to an increase in gross profit of $4.7 million to $127.7 million from $123.0 million and a decrease in operating expenses of $1.9 million. The increase in gross profit was primarily due to a gross margin increase in our Communications Intelligence segment as a result of a higher profitability of projects recognized in the three months ended October 31, 2010 as compared to the three months ended October 31, 2009. The decrease in operating expenses was primarily due to a reduction in professional fees of $8.4 million following the completion of our restatement of previously filed financial statements and our extended filing delay status. This decrease was partially offset by an increase in employee compensation of $6.5 million due to an increase in employee wages as well as an increase in headcount.
Net income attributable to Verint Systems Inc. common shares was $13.6 million and diluted net income per share was $0.36 in the three months ended October 31, 2010, compared to net income attributable to Verint Systems Inc. common shares of $9.7 million and diluted net income per share of $0.29 in the three months ended October 31, 2009. The increase in net income attributable to Verint Systems Inc. common shares and diluted net income per share in the three months ended October 31, 2010 was due to our increase in operating income as described above, as well as lower interest and other expenses, net of $1.9 million partially offset by a $3.5 million increased provision for income taxes.
The U.S. dollar strengthened relative to the British pound sterling and Euro and weakened relative to the Israeli shekel, Canadian dollar, Australian dollar, Singapore dollar, and Brazilian real, which are the major foreign currencies in which we transact, during the three months ended October 31, 2010 compared to the three months ended October 31, 2009, resulting in a decrease in our revenue and operating income. Had foreign exchange rates remained constant in these periods, our revenue would have been approximately $2.0 million higher and our cost of revenue and operating expenses would have been approximately $1.0 million lower, which would have resulted in approximately $3.0 million of higher operating income.
As of October 31, 2010, we employed approximately 2,700 personnel, including employees, part-time employees and certain contractors, as compared to approximately 2,500 as of October 31, 2009.
Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Our revenue increased approximately 2%, or $9.0 million, to $539.9 million in the nine months ended October 31, 2010 from $530.9 million in the nine months ended October 31, 2009. The increase was due to an increase in our Workforce Optimization and Communications Intelligence segments, partially offset by a decrease in our Video Intelligence segment. In our Workforce Optimization segment, revenue increased by $19.1 million, or 7%, primarily due to the overall increase in our software maintenance support customer base and the associated increase in support revenues generated from this customer base during the current year. In our Communications Intelligence segment, revenue increased $7.2 million, or 5%, primarily due to an increase in Residual Method revenue resulting from a higher volume of projects completed during the nine months ended October 31, 2010, partially offset by a decrease in Contract Accounting Method revenue primarily as a result of substantially completing our deliverables for certain large projects during the prior fiscal year, as well as a decrease in Ratable Method revenue. In our Video Intelligence segment, revenue decreased $17.3 million, or 15%, primarily due to the product delivery of a large order from a major customer in the nine months ended October 31, 2009 partially offset by an increase in revenue from other customers. For more details on our revenue by segment, see “- Revenue by Operating Segment”. Revenue in the Americas, EMEA, and APAC represented approximately 52%, 26%, and 22% of our total revenue, respectively, in the nine months ended October 31, 2010 compared to approximately 55%, 24%, and 21%, respectively, in the nine months ended October 31, 2009.

Operating income was $50.2 million in the nine months ended October 31, 2010 compared to $73.5 million in the nine months ended October 31, 2009. The decrease in operating income was primarily due to an increase in operating expense of $34.8 million to $312.6 million from $277.8 million, partially offset by an increase in gross profit of $11.5 million to $362.8 million from $351.3 million. The increase in gross profit was primarily due to higher revenue in our Workforce Optimization and Communications Intelligence operating segments. Product margins increased in our Communications Intelligence segment as a result of a higher profitability of projects recognized in the nine months ended October 31, 2010 as compared to the nine months ended October 31, 2009. The increase in operating expenses was primarily due to an increase in employee compensation of $22.0 million as a result of an increase in employee headcount and salary increases as well as the foreign currency impact as described below. Other increases to operating expenses included an increase in stock-based compensation expense of $6.5 million primarily due to the impact of the increase in our stock price on certain stock-based compensation arrangements accounted for as liability awards and an increase in professional fees of $4.8 million primarily due to audit, legal and tax services associated with the completion and filing of our financial statements for prior years.
Net income attributable to Verint Systems Inc. common shares was $1.9 million and diluted net income per share was $0.05 in the nine months ended October 31, 2010, compared to net income attributable to Verint Systems Inc. common shares of $24.3 million and diluted net income per share of $0.74 in the nine months ended October 31, 2009. The decrease in net income attributable to Verint Systems Inc. common shares and diluted net income per share in the nine months ended October 31, 2010 was due to our lower operating income as described above and a $1.6 million increase in provision for income taxes, partially offset by lower interest and other expenses, net of $4.7 million.
The U.S. dollar strengthened relative to the British pound sterling and Euro and weakened relative to the Israeli shekel, Canadian dollar, Australian dollar, Singapore dollar and Brazilian real, which are the major foreign currencies in which we transact, during the nine months ended October 31, 2010 compared to the nine months ended October 31, 2009 resulting in an increase in our revenue and an increase in our cost of revenue and our operating expenses. Had foreign exchange rates remained constant in these periods, our revenue would have been approximately $1.0 million lower and our operating expenses and cost of revenue would have been approximately $7.0 million lower, which would have resulted in approximately $6.0 million of higher operating income.

Revenue by Operating Segment
The following table sets forth revenue for each of our three operating segments for the three and nine months ended October 31, 2010 and 2009:

	Three Months Ended			Nine Months Ended
	October 31,		% Change	October 31,		% Change
(in thousands)	2010	2009	2010 - 2009	2010	2009	2010 - 2009
Workforce Optimization	$106,473	$105,398	1%	$298,148	$279,001	7%
Video Intelligence	30,611	33,985	(10%)	99,216	116,548	(15%)
Communications Intelligence	49,557	47,097	5%	142,566	135,348	5%

Total revenue	$186,641	$186,480	0%	$539,930	$530,897	2%

Workforce Optimization Segment
Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Workforce Optimization revenue increased approximately 1%, or $1.1 million, to $106.5 million in the three months ended October 31, 2010 from $105.4 million in the three months ended October 31, 2009. The increase was primarily due to the overall increase in our software maintenance support customer base and the associated increase in support revenues generated from this customer base during the current year. This increase was partially offset by the completion of a multi-site installation for a major customer for which revenues were recognized upon final customer acceptance in the three months ended October 31, 2009.
Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Workforce Optimization revenue increased approximately 7%, or $19.1 million, to $298.1 million in the nine months ended October 31, 2010 from $279.0 million in the nine months ended October 31, 2009. The increase was primarily due to the overall increase in our software maintenance support customer base and the associated increase in support revenues generated from this customer base during the current year which resulted in higher service and support revenue.
Video Intelligence Segment
Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Video Intelligence revenue decreased approximately 10%, or $3.4 million, to $30.6 million in the three months ended October 31, 2010 from $34.0 million in the three months ended October 31, 2009. The decrease was primarily due to a decrease in Ratable Method revenue from previous arrangements as a result of having VSOE for undelivered elements for the vast majority of our bundled arrangements in the three months ended October 31, 2010 as well as revenue recognized from a multi-site delivery for a major customer during the three months ended October 31, 2009. These decreases were partially offset by an increase in revenue from other customers.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Video Intelligence revenue decreased approximately 15%, or $17.3 million, to $99.2 million in the nine months ended October 31, 2010 from $116.5 million in the nine months ended October 31, 2009. The decrease was due to the product delivery of a large order from a major customer in the nine months ended October 31, 2009 partially offset by an increase in revenue from other customers.
Communications Intelligence Segment
Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Communications Intelligence revenue increased approximately 5%, or $2.4 million, to $49.5 million in the three months ended October 31, 2010 from $47.1 million in the three months ended October 31, 2009. This increase was primarily due to an increase of approximately $7.0 million in Residual Method revenue primarily as a result of a higher volume of projects completed during the three months ended October 31, 2010. In addition, we established professional services VSOE in the three months ended April 30, 2010 and maintained VSOE thereafter, thereby allowing revenue recognition upon product delivery. This increase in revenue was partially offset by a decrease of approximately $5.0 million in Contract Accounting Method revenue associated with work performed on customized projects.
Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Communications Intelligence revenue increased approximately 5%, or $7.2 million, to $142.5 million in the nine months ended October 31, 2010 from $135.3 million in the nine months ended October 31, 2009. This increase was primarily due to an increase of approximately $26.0 million in Residual Method revenue primarily as a result of a higher volume of projects completed during the nine months ended October 31, 2010. In addition, we established professional services VSOE in the three months ended April 30, 2010, thereby allowing revenue recognition upon product delivery. This increase in revenue was partially offset by a decrease of approximately $18.0 million in Contract Accounting Method revenue primarily as a result of substantially completing our deliverables for certain large projects during the prior fiscal year and a decrease of approximately $1.0 million in Ratable Method revenue.
Volume and Price
We sell products in multiple configurations, and the price of any particular product varies depending on the configuration of the product sold. Due to the variety of unique configurations for each product we sell, it is not practical to quantify the amount of revenue fluctuation attributable to price changes of particular products and/or a change in the number of products sold.
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

The following table sets forth revenue for products and services and support for the three and nine months ended October 31, 2010 and 2009:

	Three Months Ended			Nine Months Ended
	October 31,		% Change	October 31,		% Change
(in thousands)	2010	2009	2010 - 2009	2010	2009	2010 - 2009
Product revenue	$97,769	$98,467	(1%)	$282,942	$283,645	(0%)
Service and support revenue	88,872	88,013	1%	256,988	247,252	4%

Total revenue	$186,641	$186,480	0%	$539,930	$530,897	2%

Product Revenue
Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Product revenue decreased $0.7 million, to $97.8 million in the three months ended October 31, 2010 from $98.5 million in the three months ended October 31, 2009. The decrease was in our Workforce Optimization and Video Intelligence segments, partially offset by an increase in our Communications Intelligence segment. For additional information see “— Revenue by Operating Segment”.
Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Product revenue decreased $0.7 million, to $282.9 million in the nine months ended October 31, 2010 from $283.6 million in the nine months ended October 31, 2009. The product revenue decrease in our Video Intelligence segment was partially offset by increases in our Workforce Optimization and Communications Intelligence segments. For additional information see “— Revenue by Operating Segment”.
Service and Support Revenue
Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Service and support revenue increased approximately 1%, or $0.9 million, to $88.9 million for the three months ended October 31, 2010 from $88.0 million in the three months ended October 31, 2009. The increase was in our Workforce Optimization segment and was due to higher support revenue as well as higher professional services revenue associated with installation, consulting and training, partially offset by decreases in our Video Intelligence and Communications Intelligence segments. For additional information see “— Revenue by Operating Segment”.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Service and support revenue increased approximately 4%, or $9.7 million, to $257.0 million for the nine months ended October 31, 2010 from $247.3 million in the nine months ended October 31, 2009. The increase was in our Workforce Optimization segment due to higher support revenue as well as higher professional services revenue associated with installation, consulting and training, partially offset by decreases in our Video Intelligence and Communications Intelligence segments. For additional information see “— Revenue by Operating Segment”.
Cost of Revenue
The following table sets forth cost of revenue by products and services and support as well as amortization of acquired technology for the three and nine months ended October 31, 2010 and 2009:

	Three Months Ended			Nine Months Ended
	October 31,		% Change	October 31,		% Change
(in thousands)	2010	2009	2010 - 2009	2010	2009	2010 - 2009
Product cost of revenue	$28,156	$35,718	(21%)	$88,411	$98,675	(10%)
Service and support cost of revenue	28,529	25,819	10%	81,974	74,922	9%
Amortization of acquired technology	2,256	1,973	14%	6,709	6,049	11%

Total cost of revenue	$58,941	$63,510	(7%)	$177,094	$179,646	(1%)

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
Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Product cost of revenue decreased approximately 21% to $28.2 million in the three months ended October 31, 2010 from $35.7 million in the three months ended October 31, 2009 primarily in our Communications Intelligence segment. Material costs decreased $1.8 million and contractor expenses decreased $3.9 million primarily as a result of less work performed on customized projects accounted for under the Contract Accounting Method revenue in our Communications Intelligence segment. For additional information see “- Revenue by Operating Segment”. Material costs in our Workforce Optimization segment decreased $2.6 million primarily as a result of the recognition of a multi-site installation for a major customer carrying higher material costs, during the three months ended October 31, 2009. Our overall product margins have increased to 71% in the three months ended October 31, 2010 from 64% in the three months ended October 31, 2009 primarily due to an increase in product revenue and product margin in our Communications Intelligence segment. Product margins in our Communications Intelligence segment increased to 72% in the three months ended October 31, 2010 from 48% in the three months ended October 31, 2009 primarily due to a higher profitability of projects recognized in the three months ended October 31, 2010 compared to the three months ended October 31, 2009 contributing to the higher profitability was the fact that Residual Method revenue increased and Contract Accounting Method revenue decreased, which resulted in a decrease in product costs attributable to work performed on customized projects accounted for under the Contract Accounting Method as described above. Product margins in our Workforce Optimization segment increased to 89% in the three months ended October 31, 2010 from 84% in the three months ended October 31, 2009 primarily due to lower material costs as discussed above. Product margins in our Video Intelligence segment decreased to 53% in the three months ended October 31, 2010 from 58% in the three months ended October 31, 2009 primarily due to a decrease in revenue, resulting in less efficient utilization of overhead costs, as well as a change in product mix.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Product cost of revenue decreased approximately 10% to $88.4 million in the nine months ended October 31, 2010 from $98.7 million in the nine months ended October 31, 2009 primarily in our Communications Intelligence segment. Employee compensation and related expenses decreased $1.4 million and contractor expenses decreased $8.5 million primarily as a result of less work performed on customized projects accounted for under the Contract Accounting Method revenue in our Communications Intelligence segment. For additional information see “- Revenue by Operating Segment”. Our overall product margins have increased to 69% in the nine months ended October 31, 2010 from 65% in the nine months ended October 31, 2009 primarily as a result of an increase in product revenue and product margins in our Communications Intelligence segment. Product margins in our Communications Intelligence segment increased to 68% in the nine months ended October 31, 2010 from 52% in the nine months ended October 31, 2009 primarily due to a higher profitability of projects recognized in the nine months ended October 31, 2010 compared to the nine months ended October 31, 2009 contributing to the higher profitability was the fact that Residual Method revenue increased and Contract Accounting Method revenue decreased, which resulted in a decrease in product costs attributable to work performed on customized projects accounted for under the Contract Accounting Method. Product margins in our Workforce Optimization segment increased to 86% in the nine months ended October 31, 2010 from 85% in the nine months ended October 31, 2009. Product margins in our Video Intelligence segment decreased to 56% in the nine months ended October 31, 2010 from 63% in the nine months ended October 31, 2009 primarily due to a decrease in revenue, resulting in less efficient utilization of overhead costs, as well as a change in product mix.
Service and Support Cost of Revenue
Service and support cost of revenue primarily consist of employee compensation and related expenses, contractor costs, and travel expenses relating to installation, training, consulting, and maintenance services. Service and support cost of revenue also include stock-based compensation expenses, facility costs, and other overhead expenses.
Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Service and support cost of revenue increased approximately 10% to $28.5 million in the three months ended October 31, 2010 from $25.8 million in the three months ended October 31, 2009. Employee compensation and related expenses increased $2.6 million primarily in our Workforce Optimization segment due to an increase in employee headcount required to provide increased professional services, including installation and training, as well as salary increases. Our overall service and support margins decreased to 68% in the three months ended October 31, 2010 from 71% in the three months ended October 31, 2009 primarily due to the increase in service and support expenses discussed above.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Service and support cost of revenue increased approximately 9% to $82.0 million in the nine months ended October 31, 2010 from $74.9 million in the nine months ended October 31, 2009. Employee compensation and related expenses increased $6.2 million primarily in our Workforce Optimization segment due to an increase in employee headcount required to provide increased professional services, including installation and training to customers, as well as salary increases. Our overall service and support margins decreased to 68% in the nine months ended October 31, 2010 from 70% in the nine months ended October 31, 2009 primarily due to the increase in service and support expenses discussed above.
Amortization of Acquired Technology
Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Amortization of acquired technology increased approximately 14% to $2.3 million in the three months ended October 31, 2010 from $2.0 million in the three months ended October 31, 2009 primarily due to an increase in amortization expense of acquired technology associated with the Iontas acquisition.
Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Amortization of acquired technology increased approximately 11% to $6.7 million in the nine months ended October 31, 2010 from $6.0 million in the nine months ended October 31, 2009 primarily due to an increase in amortization expense of acquired technology associated with the Iontas acquisition.
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
The following table sets forth research and development, net for the three and nine months ended October 31, 2010 and 2009:

	Three Months Ended			Nine Months Ended
	October 31,		% Change	October 31,		% Change
(in thousands)	2010	2009	2010 - 2009	2010	2009	2010 - 2009
Research and development, net	$24,063	$21,461	12%	$72,544	$61,000	19%

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Research and development, net increased approximately 12% to $24.1 million in the three months ended October 31, 2010 from $21.5 million in the three months ended October 31, 2009. Employee compensation and related expenses increased $3.6 million primarily due to an increase in employee headcount and partially due to salary increases as well as the impact of the weakening U.S. dollar against the Israeli shekel and Canadian dollar on research and development wages in our Israeli and Canadian research and development facilities. This increase was partially offset by a decrease in stock-based compensation of $0.6 million primarily due to the vesting of stock options and restricted stock awards during the three months ended October 31, 2010.
Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Research and development, net increased approximately 19% to $72.5 million in the nine months ended October 31, 2010 from $61.0 million in the nine months ended October 31, 2009. Employee compensation and related expenses increased $13.1 million due to an increase in employee headcount, salary increases which took effect in the nine months ended October 31, 2010, and higher expenses in our Communications Intelligence segment as a result of a higher portion of employees’ time devoted to generic product development rather than specific customization work for projects accounted for under the Contract Accounting Method, as well as the impact of the weakening U.S. dollar against the Israeli shekel and Canadian dollar on research and development wages in our Israeli and Canadian research and development facilities. This increase was partially offset by an increase in research and development reimbursements from government programs of $1.3 million primarily due to new programs approved by the Office of the Chief Scientist (“OCS”) of Israel received during the nine months ended October 31, 2010.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.
The following table sets forth selling, general and administrative expense for the three and nine months ended October 31, 2010 and 2009:

	Three Months Ended			Nine Months Ended
	October 31,		% Change	October 31,		% Change
(in thousands)	2010	2009	2010 - 2009	2010	2009	2010 - 2009
Selling, general and administrative	$67,868	$72,398	(6%)	$224,029	$199,882	12%

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Selling, general and administrative expenses decreased approximately 6% to $67.9 million in the three months ended October 31, 2010 from $72.4 million in the three months ended October 31, 2009, primarily due to a reduction in professional fees of $8.4 million associated with the completion and filing of our financial statements for prior years. This decrease was partially offset by an increase in employee compensation and related expenses of $2.8 million, due to an increase in headcount and salary increases and an increase in stock-based compensation of $2.0 million primarily due to the impact of the increase in our stock price on certain stock-based compensation arrangements accounted for as liability awards.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Selling, general and administrative expenses increased approximately 12% to $224.0 million in the nine months ended October 31, 2010 from $199.9 million in the nine months ended October 31, 2009. Employee compensation and related expenses increased $8.8 million due to an increase in headcount, as well as salary increases which took effect during the nine months ended October 31, 2010. Stock-based compensation increased $6.0 million primarily due to the impact of the increase in our stock price on certain stock-based compensation arrangements accounted for as liability awards. Professional fees increased $4.8 million primarily due to audit, legal and tax services associated with the completion and filing of our financial statements for prior years. Marketing expenses increased $1.7 million primarily due to our global brand awareness marketing campaign. Other expense increases include increases in travel and entertainment expenses of $1.7 million and recruitment and other personnel expenses totaling $1.2 million primarily as a result of the increase in headcount.
Amortization of Other Acquired Intangible Assets
The following table sets forth amortization of acquisition related intangible assets for the three and nine months ended October 31, 2010 and 2009:

	Three Months Ended			Nine Months Ended
	October 31,		% Change	October 31,		% Change
(in thousands)	2010	2009	2010 - 2009	2010	2009	2010 - 2009
Amortization of other acquired intangible assets	$5,376	$5,376	0%	$16,053	$16,892	(5%)

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Amortization of other acquired intangible assets remained constant at $5.4 million in the three months ended October 31, 2010 compared to the three months ended October 31, 2009 due to an increase in amortization expense of acquired technology associated with the Iontas acquisition offset by a decrease in certain intangible assets impacted by the weakening British pound sterling.
Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Amortization of other acquired intangible assets decreased approximately 5% to $16.1 million in the nine months ended October 31, 2010 from $16.9 million in the nine months ended October 31, 2009 primarily as a result of certain intangible assets becoming fully amortized during the year ended January 31, 2010, as well as certain intangible assets impacted by the weakening British pound sterling. These decreases were partially offset by an increase in amortization expense of acquired technology associated with the Iontas acquisition.

Other Income (Expense), Net
The following table sets forth total other expense, net for the three and nine months ended October 31, 2010 and 2009:

	Three Months Ended			Nine Months Ended
	October 31,		% Change	October 31,		% Change
(in thousands)	2010	2009	2010 - 2009	2010	2009	2010 - 2009
Interest income	$109	$336	(68%)	$309	$581	(47%)

Interest expense	(8,941)	(6,178)	45%	(20,825)	(18,900)	10%

Other income (expense):
Foreign currency gains, net	2,763	2,039	36%	94	1,700	(94%)
Losses on derivatives, net	(924)	(4,710)	(80%)	(4,271)	(11,745)	(64%)
Other, net	320	(104)	(408%)	190	(799)	(124%)

Total other income (expense)	2,159	(2,775)	(178%)	(3,987)	(10,844)	(63%)

Total other expense, net	$(6,673)	$(8,617)	(23%)	$(24,503)	$(29,163)	(16%)

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Total other expense, net, decreased $1.9 million to an expense of $6.7 million in the three months ended October 31, 2010, compared to an expense of $8.6 million in the three months ended October 31, 2009. Interest expense increased $2.7 million to $8.9 million in the three months ended October 31, 2010 from $6.2 million in the three months ended October 31, 2009 primarily due to a higher interest rate associated with the amendment to our credit agreement we entered into in July 2010. We recorded a $2.8 million foreign currency gain in the three months ended October 31, 2010 compared to a $2.0 million gain in the three months ended October 31, 2009. The foreign currency gains in the three months ended October 31, 2010, resulted primarily from the weakening of the U.S. dollar against the Euro during the three months ended October 31, 2010.
In the three months ended October 31, 2010, we recorded a net loss on foreign currency derivatives of $0.9 million. In the three months ended October 31, 2009, we recorded a net loss on derivatives of $4.7 million primarily attributable to fair value adjustments on our $450.0 million interest rate swap agreement entered into concurrently with our credit agreement. This interest rate swap agreement was not designated as a hedging instrument under derivative accounting guidance, and accordingly, gains and losses from changes in its fair value were recorded in other income (expense), net. This interest rate swap agreement was terminated on July 30, 2010 as further discussed in the “Liquidity and Capital Resources” section.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Total other expense, net, decreased $4.7 million to $24.5 million in the nine months ended October 31, 2010, compared to an expense of $29.2 million in the nine months ended October 31, 2009. Interest expense increased to $20.8 million in the nine months ended October 31, 2010 from $18.9 million in the nine months ended October 31, 2009 primarily due to a higher interest rate associated with the amendment to our credit agreement we entered into in July 2010. We recorded a $0.1 million foreign currency gain in the nine months ended October 31, 2010 compared to a $1.7 million gain in the prior year quarter. The foreign currency gain in the nine months ended October 31, 2009 primarily resulted from the weakening of the U.S. dollar against the Euro during the nine months ended October 31, 2009.
In the nine months ended October 31, 2010, we recorded a net loss on derivatives of $4.3 million. This loss was primarily attributable to a loss in connection with our $450.0 million interest rate swap agreement entered into concurrently with our credit agreement. This interest rate swap agreement was not designated as a hedging instrument under derivative accounting guidance, and accordingly, gains and losses from changes in the fair value are recorded in other income (expense), net. In the nine months ended October 31, 2009, we recorded a net loss on derivatives of $11.7 million primarily attributable to fair value adjustments on our interest rate swap agreement.
Income Tax Provision
The following table sets forth our income tax provision for the three and nine months ended October 31, 2010 and 2009:

	Three Months Ended			Nine Months Ended
	October 31,		% Change	October 31,		% Change
(in thousands)	2010	2009	2010 - 2009	2010	2009	2010 - 2009
Provision for income taxes	$5,332	$1,803	196%	$10,544	$8,921	18%

Three Months Ended October 31, 2010 compared to Three Months Ended October 31, 2009. Our effective tax rate was 22.5% for the three months ended October 31, 2010, as compared to 11.9% for the three months ended October 31, 2009. For the three months ended October 31, 2010, our overall effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the mix of income and losses by jurisdiction. We recorded an income tax provision on income from our foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, the impact of which is partially offset because we did not recognize a tax benefit on losses incurred by certain domestic and foreign operations where we maintain valuation allowances. Our effective tax rate for the three months ended October 31, 2009 was lower than the U.S. federal statutory rate because we recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate. The impact of lower foreign tax rates is partially offset because we but did not record a significant U.S. federal income tax benefit on losses incurred in the U.S. as we maintain a valuation allowance. The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by taxing jurisdiction, foreign income tax rate differentials, relative impact of permanent book to tax differences, the effects of the valuation allowances on certain loss jurisdictions, and discrete items that occur within the period.

Nine Months Ended October 31, 2010 compared to Nine Months Ended October 31, 2009. Our effective tax rate was 41.0% for the nine months ended October 31, 2010, as compared to 20.1% for the nine months ended October 31, 2009. For the nine months ended October 31, 2010, our overall effective tax rate was higher than the U.S. federal statutory rate of 35% primarily due to the mix of income and losses by jurisdiction. In addition, we maintain valuation allowances and did not record significant income tax expense or income tax benefit in the United States, but recorded an income tax provision on income from our foreign subsidiaries. Our effective tax rate for the nine months ended October 31, 2009 was lower than the U.S. federal statutory rate because we recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate. The impact of lower foreign tax rates is partially offset because we did not record a significant U.S. federal income tax benefit because we maintain a valuation allowance. The comparison of our effective tax rate between periods is impacted by the level and mix of earnings and losses by taxing jurisdiction, foreign income tax rate differentials, relative impacts of permanent book to tax differences, and the effects of valuation allowances on certain loss jurisdictions.
Backlog
The delivery cycles of most of our products are generally very short, ranging from days to several months, with the exception of certain projects with multiple deliverables over a longer period of time. Therefore, we do not view backlog as a meaningful indicator of future business activity and do not consider it a meaningful financial metric for evaluating our business.
Liquidity and Capital Resources
Overview
Our primary source of cash is the collection of proceeds from the sale of products and services to our customers, including cash periodically collected in advance of delivery. We are also party to a credit agreement, which includes a term loan facility, with an outstanding balance of $583.2 million at October 31, 2010, and a revolving line of credit, availability under which was increased from $15.0 million to $75.0 million in July 2010. Our primary use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs, and capital expenditures. We also utilize cash for debt service under our credit facility.
Cash generated from operations is our primary source of operating liquidity, and we believe that internally generated cash flows are sufficient to support our current business operations. We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. To the extent that we continue this strategy, our future cash requirements and liquidity may be impacted. We may utilize external capital sources, including debt and equity, to supplement our internally generated sources of liquidity as necessary and if available. We also may consider initiatives to modify the debt and equity components of our current capitalization.

At October 31, 2010, our cash and cash equivalents were $134.0 million, a decrease of $50.3 million from $184.3 million at January 31, 2010. A significant portion of this decrease resulted from $23.0 million of principal payments on our debt and other financing arrangements, $15.3 million paid for the acquisition of Iontas, and $22.4 million of payments made upon vesting of cash-settled equity awards (which was $20.0 million higher than such payments made upon vesting during the nine months ended October 31, 2009) during the nine months ended October 31, 2010. This decrease also includes $12.9 million, net of foreign exchange impacts, of higher restricted cash and bank time deposits, which is reported as an investing use of cash. Partially offsetting these uses of cash was $30.6 million of proceeds from exercises of stock options. Further discussion of these items appears below.
The following table summarizes our condensed consolidated statements of cash flows for the nine months ended October 31, 2010 and 2009:

	Nine Months Ended
	October 31,
(in thousands)	2010	2009
Net cash provided by operating activities	$18,466	$65,491
Net cash used in investing activities	(68,259)	(16,385)
Net cash used in financing activities	(573)	(8,432)
Effect of exchange rate changes on cash and cash equivalents	37	4,582

Net increase (decrease) in cash and cash equivalents	$(50,329)	$45,256

Operating Activities
Operating activities generated $18.5 million of net cash during the nine months ended October 31, 2010, compared to $65.5 million in the same period of the prior year. Our operating cash flow in the current nine-month period was adversely impacted by several factors. Payments of professional fees and related costs, primarily associated with the completion and filing of our financial statements for the prior years, were approximately $31 million higher in this period compared to the prior-year period. During the nine months ended October 31, 2010 we filed our comprehensive annual report on Form 10-K for the years ended January 31, 2008, 2007 and 2006, our annual reports on Form 10-K for the years ended January 31, 2009 and 2010, and our quarterly reports on Form 10-Q for the quarters ended April 30, July 31, and October 31, 2009 and April 30, 2010. In addition, payments made upon vesting of cash-settled equity awards, the amount of which is dependent upon our stock price on the vesting date, were $20.0 million higher in the current nine-month period compared to the prior year’s nine-month period, resulting primarily from an increase in our stock price. Payments for compensation and benefits were also higher in the current nine-month period, compared to the prior year period, reflecting the combination of an increase in headcount, salary increases, and higher benefit costs per employee.

Investing Activities
During the nine months ended October 31, 2010, we used $68.3 million of net cash in investing activities, including $15.3 million of net cash utilized to acquire Iontas, and $32.6 million paid for settlements of derivative financial instruments not designated as hedges, $21.7 million of which was paid in August 2010 in connection with the termination of our interest rate swap agreement. We also increased our restricted cash and bank time deposit balances by $13.2 million during this period, primarily reflecting short-term deposits to secure bank guarantees in connection with sales contracts. In addition, we made $7.4 million of payments for property, equipment, and capitalized software development costs during this nine-month period.
Investing activities utilized $16.4 million of net cash during the nine months ended October 31, 2009, including $13.1 million paid for settlements of derivative financial instruments not designated as hedges, and $5.2 million of payments for property, equipment, and capitalized software development costs. Partially offsetting these uses was a $2.1 million decrease in restricted cash and bank time deposits.
Financing Activities
During the nine months ended October 31, 2010, we used $0.6 million of net cash in financing activities. Financing activities during this period included $23.0 million in repayments of financing arrangements, the largest portion of which was a $22.1 million “excess cash flow” payment on our term loan in May 2010. We also acquired $4.1 million of treasury stock from directors and officers during this period, for purposes of providing funds for the recipient’s obligation to pay associated income taxes upon vesting of stock awards. In addition, we paid $4.0 million of fees and expenses related to our credit agreement during this period, $3.6 million of which were consideration for amendments to the agreement. Partially offsetting these uses of cash was $30.6 million of proceeds from exercises of stock options. Following the completion of certain delayed SEC filings in June 2010, stock option holders were permitted to resume exercising vested stock options. Stock option exercises had been suspended during our extended filing delay period.
Restricted Cash and Bank Time Deposits
As of October 31, 2010 and January 31, 2010, we had restricted cash and bank time deposits of $18.4 million and $5.2 million, respectively, included in current assets. These balances primarily represented short-term deposits to secure bank guarantees in connection with sales contracts. The amounts of these deposits can vary depending upon the terms of the underlying contracts.
Credit Agreement
We currently maintain a credit agreement comprised of a term loan, which had an outstanding balance of $583.2 million at October 31, 2010, and a $75.0 million revolving line of credit, under which our borrowings were $15.0 million at October 31, 2010.

Currently, repayment of the term loan is expected to occur through quarterly principal payments of approximately $1.5 million from May 2012 through February 2014, with the balance of approximately $571.0 million due in May 2014. These required payments of the term loan are subject to change in the event of future optional or mandatory prepayments. Repayment of borrowings under the revolving line of credit is due in May 2013.
In July 2010, the credit agreement was amended to, among other things, (a) change the calculation of the applicable interest rate margin to be based on our periodic consolidated leverage ratio, (b) designate a LIBOR floor of 1.50%, (c) change certain negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio, and (d) increase the aggregate amount of incremental revolving commitment and term loan increases permitted under the credit agreement from $50.0 million to $200.0 million. Also in July 2010, we amended our credit agreement to increase the revolving line of credit from $15.0 million to $75.0 million. The commitment fee for unused capacity under the revolving line of credit was increased from 0.50% to 0.75% per annum. In consideration for the July 2010 amendments, we paid $2.6 million to our lenders.
The credit agreement contains one financial covenant that requires us to meet a certain consolidated leverage ratio, defined as our consolidated net total debt divided by consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the agreement, for the trailing four quarters. The consolidated leverage ratio was not permitted to exceed 3.50:1 for the period ended October 31, 2010. We were in compliance with the consolidated leverage ratio requirement as of October 31, 2010. As amended in July 2010, the consolidated leverage ratio is not permitted to exceed 3.50:1 for all periods through October 31, 2011, and is not permitted to exceed 3.00:1 for all quarterly periods thereafter.
Interest Rate Swap Agreement
In May 2007, concurrent with the execution of our credit facility, we entered into a receive-variable/pay-fixed interest rate swap agreement with a multinational financial institution with a notional amount of $450.0 million to mitigate a portion of the risk associated with variable interest rates on the term loan. Under the terms of the agreement, we paid fixed interest of 5.18% and received variable interest of three-month LIBOR on the $450.0 million notional amount of the interest rate swap agreement, on a quarterly basis. The original term of the interest rate swap agreement extended through May 2011. On July 30, 2010, we entered into an agreement to terminate the interest rate swap agreement in exchange for a payment of $21.7 million to the counterparty, representing the approximate present value of the expected remaining quarterly settlement payments that otherwise would have occurred under the swap agreement. This obligation was reflected within accrued expenses and other current liabilities at July 31, 2010, and was paid on August 3, 2010. We recorded a $3.1 million loss related to the interest rate swap agreement for the nine months ended October 31, 2010.
Preferred Stock
Comverse currently owns all 293,000 issued and outstanding shares of our Series A Convertible Preferred Stock (“preferred stock”). The preferred stock was issued in May 2007 for aggregate proceeds of $293.0 million.

Dividends on the preferred stock are cumulative and are calculated quarterly at a specified dividend rate, currently 3.875% per annum, on the liquidation preference in effect at such time. Dividends are paid only if declared by our board of directors. Through October 31, 2010, no dividends had been declared or paid on the preferred stock, and cumulative, undeclared dividends were $42.4 million at that date. The liquidation preference of the preferred stock was $335.4 million at October 31, 2010. At October 31, 2010, the preferred stock was convertible into approximately 10.3 million shares of our common stock.
Liquidity and Capital Resources Requirements
Based on past performance and current expectations, we believe that our cash and cash equivalents, cash generated from operations and borrowing capacity under our revolving line of credit agreement will be sufficient to meet anticipated operating costs, required payments of debt service, working capital needs, capital expenditures, research and development spending, and other commitments for at least the next 12 months. Currently, we have no plans to pay any cash dividends on our preferred or common stock, which are not permitted under our credit agreement.
Contractual Obligations
Our Annual Report on Form 10-K for the year ended January 31, 2010, filed with the SEC on May 19, 2010, includes a table summarizing our contractual obligations of $823.3 million as of January 31, 2010, including $741.6 million for long-term debt obligations, including interest. This table appears within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report. As described earlier, in July 2010, our credit agreement was modified with respect to, among other things, the calculation of interest expense on borrowings under the agreement. Also in July 2010, we entered into an agreement to terminate our interest rate swap agreement, by making a $21.7 million one-time payment on August 3, 2010. The impact of these transactions increased our long-term debt obligations, including interest, by less than 10%. Other than the impact of these transactions, we believe that our contractual obligations and commercial commitments did not materially change during the nine months ended October 31, 2010.
Off-Balance Sheet Arrangements
As of October 31, 2010, we do not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. There have been no material changes in our off-balance sheet arrangements since January 31, 2010.
Recent Accounting Pronouncements
Refer to Note 1, “Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for information regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. We are exposed to market risk related to changes in interest rates and foreign currency exchange rate fluctuations. To manage the volatility relating to interest rate and foreign currency risks, we periodically enter into derivative instruments including foreign currency forward exchange contracts and interest rate swap agreements. It is our policy to enter into derivative transactions only to the extent considered necessary to meet our risk management objectives. We use derivative instruments solely to reduce the financial impact of these risks and do not use derivative instruments for speculative purposes.
Our Annual Report on Form 10-K for the year ended January 31, 2010, filed with the SEC on May 19, 2010, provides a detailed discussion of the market risks affecting our operations. As discussed in the paragraphs that follow, we completed several transactions which impacted our exposures to interest rate risk and foreign currency exchange rate fluctuation risk during the nine months ended October 31, 2010. Other than the impact of these transactions, as described below, we believe our exposure to these market risks did not materially change during the three and nine months ended October 31, 2010.
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
In July 2010, the credit agreement was amended to, among other things, (a) change the calculation of the applicable interest rate margin to be based on our periodic consolidated leverage ratio, (b) designate a LIBOR floor of 1.50%, (c) change certain negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio, and (d) increase the aggregate amount of incremental revolving commitment and term loan increases permitted under the credit agreement from $50.0 million to $200.0 million. Also in July 2010, we amended our credit agreement to increase the revolving line of credit from $15.0 million to $75.0 million. The commitment fee for unused capacity under the revolving line of credit facility was increased from 0.50% to 0.75% per annum. In consideration for the July 2010 amendments, we paid $2.6 million to our lenders.

Interest Rate Risk on our Debt
On May 25, 2007, concurrently with entry into our credit facility, we entered into a receive-variable/pay-fixed interest rate swap agreement with a multinational financial institution with a notional amount of $450.0 million to mitigate a portion of the risk associated with variable interest rates on the term loan. Under the terms of the agreement, we paid fixed interest of 5.18% and received variable interest of three-month LIBOR on the $450.0 million notional amount of the interest rate swap agreement, on a quarterly basis. The original term of the interest rate swap agreement extended through May 2011. However, on July 30, 2010, we entered into an agreement to terminate the interest rate swap agreement in exchange for a payment of $21.7 million to the counterparty, representing the approximate present value of the expected remaining quarterly settlement payments we otherwise would have owed under the interest rate swap agreement. This obligation was reflected within accrued expenses and other current liabilities at July 31, 2010, and was paid on August 3, 2010. We recorded a $3.1 million loss on the interest rate swap agreement for the nine months ended October 31, 2010.
The termination of the interest rate swap agreement eliminated the partial mitigation it provided against risks associated with the variable interest rate on our term loan. The periodic interest rate on the term loan is currently the function of several factors, most importantly LIBOR and the applicable interest rate margin. However, the implementation of a 1.50% LIBOR floor in the interest rate calculation, effective with the July 2010 amendments described earlier, currently serves to limit the potential for increases in the periodic interest rate, because the current economic slowdown has lowered short-term LIBOR rates below 0.50%. While the periodic interest rate may still fluctuate based upon our consolidated leverage ratio, which determines the interest rate margin, changes in short-term LIBOR rates will not impact the calculation unless those rates increase above 1.50%. Based upon our current borrowings, for each 1% increase in the applicable LIBOR rate above 1.50%, our annual interest payments would increase by approximately $6.0 million.
Foreign Currency Exchange Risk
From time to time, we enter into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted payroll and payroll-related expenses, as well as settlement of certain trade accounts payable, which are denominated in currencies other than the operation’s functional currency. These contracts generally have maturities of no longer than twelve months. During the nine months ended October 31, 2010, we entered into foreign currency forward contracts to manage exposures resulting from forecasted euro-denominated customer collections by a U.S. dollar functional currency operation. These contracts will settle at various dates through February 2012.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2010, our disclosure controls and procedures were not effective as we cannot conclude that the material weaknesses described in our Annual Report on Form 10-K for the year ended January 31, 2010 have been remediated as of the date of this report.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.
Changes in Internal Control Over Financial Reporting
Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended October 31, 2010, we determined, with the participation of our Chief Executive Officer and Chief Financial Officer, that there were no additional changes in our internal control over financial reporting, except as described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As explained in greater detail under Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended January 31, 2010, we identified material weaknesses in our internal control over financial reporting as it relates to revenue and cost of revenue, monitoring, financial reporting, and income taxes. In addition, as previously reported under Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended January 31, 2010 and Item 4 of our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2010, we have implemented remedial measures designed to address these material weaknesses. However, as of October 31, 2010, we are not yet able to conclude that the identified material weaknesses have been remediated because the actions taken or the controls designed were not in place or had not been operating for a sufficient period of time, or because they are not intended to be executed until later in the year, as well as because the operating effectiveness of these measures has not yet been fully tested.
We continued monitoring the operation of these remedial measures through the date of this report and will perform an evaluation of the operating effectiveness of our internal control over financial reporting as of January 31, 2011.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 13, “Legal Proceedings” of our Notes to Condensed Consolidated Financial Statements for information regarding our legal proceedings.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 31, 2010 or Quarterly Reports on Forms 10-Q for the quarterly periods ended thereafter:
We have identified material weaknesses in our internal control over financial reporting as of January 31, 2010 that, if not remedied, could result in a failure to prevent or timely detect a material misstatement of our annual or interim financial statements.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(e) promulgated under the Exchange Act. Our management evaluated the design and effectiveness of our internal control over financial reporting as of January 31, 2010 and identified material weaknesses related to monitoring, financial reporting, revenue and cost of revenue, and income taxes. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of January 31, 2010. For further information about these material weaknesses, see “Controls and Procedures” under Item 9A of our Annual Report on Form 10-K for the year ended January 31, 2010 and Item 4 of this report and of our Quarterly Reports on Form 10-Q for the quarterly periods ended April 30, 2010 and July 31, 2010.
As of the date of this report, we have implemented remedial measures designed to address the material weaknesses identified as of January 31, 2010 related to monitoring, financial reporting, revenue and cost of revenue, and income taxes.
As previously reported under Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended January 31, 2010, we implemented the following remedial measures:
Monitoring
•	designed and are completing our implementation of analytical procedures to review the financial results at each of our subsidiary locations on a regular basis;

Financial Reporting
•	formalized and communicated our critical accounting policies and procedures to ensure worldwide compliance with GAAP;
•	implemented rigorous policies and procedures related to accounts requiring management estimates, as well as other complex areas, which include multiple levels of review;
•	appointed a VP of Global Accounting to help ensure accurate consistent application of GAAP;
•	expanded our accounting policy and controls organization by creating and filling new positions with qualified accounting and finance personnel, increasing significantly the number of persons who are Certified Public Accountants (“CPAs”) or the CPA international equivalent;
Revenue and Cost of Revenue
•	expended substantial resources and performed extensive, substantive reviews of our revenue recognition and cost of revenue policies and procedures;

•	appointed a VP Finance and Global Revenue Controller and Regional Revenue Controllers, and established a centralized revenue recognition department to address complex revenue recognition matters and to provide oversight and guidance on the design of controls and processes to enhance and standardize revenue recognition accounting application;

•	significantly increased our investment in the design and implementation of enhanced information technology systems and user applications commensurate with the complexity of our business and our financial reporting requirements, including a broader and more sophisticated implementation of our Enterprise Resource Planning system, particularly in the area of revenue recognition accounting;

•	provided training to increase our general understanding of revenue recognition principles and enhance awareness of the implications associated with non-standard arrangements requiring specific revenue recognition;
Income Taxes
•	established a corporate tax department, which now includes a Vice President, Domestic Director, International Director, Tax Manager, and two full-time tax accountants;

•	engaged external tax advisors to prepare and/or review significant tax provisions for compliance with accounting guidance for income taxes, as well as any changes in local tax law;

•	implemented a tax software program designed to prepare the consolidated income tax provisions and related footnote disclosures;

•	engaged subject matter experts with specialized international and consolidated income tax knowledge to assist in creating, implementing, and documenting a consolidated tax process;

•	implemented policies and procedures related to amounts requiring management estimates, such as uncertain tax positions and valuation allowances, which include multiple levels of review;

•	implemented policies and procedures designed to standardize tax provision computations and ensure reconciliations of key tax accounts are accurate in all material respects and properly reviewed by management;

•	trained personnel involved in the preparation and review of income tax accounts; and

•	formalized internal reporting, monitoring, and oversight of tax compliance and tax audits.
In addition to the remedial efforts described above and as discussed in our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2010, we have implemented the following remedial measures with respect to revenue and cost of revenue:
•	hired additional resources at our subsidiary locations with primary responsibility for revenue recognition;

•	implemented additional levels of review over various aspects of the revenue recognition process to ensure proper accounting treatment; and

•	conducted detailed training on the complexities of current GAAP related to software revenue recognition.
As discussed in Item 4 of this report, as of the date of this report, we are not able to conclude that the identified material weaknesses have been remediated in these areas because these remedial measures have not been in place or had been operating for a sufficient period of time or because these remedial measures are not intended to be executed until later in the year, as well as because the operating effectiveness of these measures has not yet been fully tested.
We continue to monitor the operation of these remedial measures as of the date of this report and will perform an evaluation of the operating effectiveness of our internal control over financial reporting as of January 31, 2011. If these remedial measures are not operating effectively, or if additional material weaknesses in our internal controls are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, and we may be subject to litigation. Any failure to remediate the identified material weaknesses or the identification of any additional material weaknesses in our internal controls would also adversely affect the results of future management evaluations regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Continuing or future material weaknesses could also cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

The extraordinary processes underlying the preparation of the financial statements contained in this report may not have been adequate, and our financial statements remain subject to the risk of future restatement.
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
In addition, relevant accounting rules and pronouncements are subject to ongoing interpretation by the accounting profession and refinement by various organizations responsible for promulgating and interpreting accounting principles. As a result, ongoing interpretations of these rules and pronouncements or the adoption of new rules and pronouncements could require changes in our accounting practices or financial reporting. We cannot assure you that, if such changes arise, we will be able to timely implement them or will not experience future reporting delays.
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
As discussed in the preceding risk factor, some of the processes underlying the preparation of the financial statements contained in this report were extraordinary. We have now begun to rely and expect, going forward, to increasingly rely on our regular financial statement preparation and reporting processes. In addition to the remedial measures discussed in the risk factors above which are intended to address our identified material weaknesses, we continue to enhance our regular processes as of the date of this report. As a result, until we are able to conclude that all material weaknesses have been remediated and, until other enhancements have been in place and operational for a longer period of time, we cannot assure you that the changes and enhancements made to date are adequate or will operate as expected. In addition, we cannot assure you that we will not discover additional errors, that future financial reports will not contain material misstatements or omissions, that future restatements will not be required, that additional material weaknesses in our internal controls over financial reporting will not be identified, or that we will be able to timely comply with our reporting obligations in the future.

Our stockholders do not have the same protections generally available to stockholders of other NASDAQ-listed companies because we are currently a “controlled company” within the meaning of the NASDAQ Listing Rules.
Comverse controls a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of NASDAQ Listing Rule 5615(c). As a controlled company, we qualify for and our board of directors, which is comprised of a majority of directors appointed by Comverse, may and intends to rely upon, exemptions from several corporate governance requirements, including requirements that:
•	a majority of the board of directors consist of independent directors;

•	compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee comprised solely of independent directors; and

•	director nominees be selected or recommended to the board of directors by a majority of its independent directors or by a nominating committee that is composed entirely of independent directors.
Additionally, Comverse has the right to have its nominees represented on our compensation committee and our corporate governance and nominating committee. Accordingly, our stockholders are not and will not be afforded the same protections generally as stockholders of other NASDAQ-listed companies for so long as Comverse’s designees to our board of directors represent a majority of our board and determine to rely upon such exemptions. See “Risk Factors — Comverse can control our business and affairs, including our board of directors” for more information on the risks we face in connection with Comverse’s beneficial ownership of a majority of our common stock.
Comverse can control our business and affairs, including our board of directors.
Because Comverse beneficially owns a majority of our common stock, Comverse effectively controls the outcome of all matters submitted for stockholder action, including the approval of significant corporate transactions, such as certain equity issuances or mergers and acquisitions. Our preferred stock, all of which is held by Comverse, entitles it to further control over significant corporate transactions. The conversion feature of the preferred stock was approved by our stockholders at a special meeting of our stockholders on October 5, 2010. As of November 15, 2010, the preferred stock could have been converted into approximately 10.3 million shares of our common stock, giving Comverse beneficial ownership of 61.5% of our common stock.

By virtue of its majority ownership stake, Comverse also has the ability, acting alone, to remove existing directors and/or to elect new directors to our board of directors to fill vacancies. At present, Comverse has appointed individuals who are officers or executives of Comverse as six of our eleven directors. These directors have fiduciary duties to both us and Comverse and may become subject to conflicts of interest on certain matters where Comverse’s interest as majority stockholder may not be aligned with the interests of our minority stockholders. In addition, if we fail to repurchase the preferred stock as required upon a fundamental change, then the number of directors constituting the board of directors will be increased by two and Comverse will have the right to elect two directors to fill such vacancies.
As a consequence of Comverse’s control over the composition of our board of directors, Comverse can also exert a controlling influence on our management, direction and policies, including the ability to appoint and remove our officers, engage in certain corporate transactions, including debt financings, or, subject to the terms of our credit agreement, declare and pay dividends.
We are dependent on contracts with governments around the world for a significant portion of our revenue. These contracts also expose us to additional business risks and compliance obligations.
For the year ended January 31, 2010 and the nine months ended October 31, 2010, approximately one quarter of our business was generated from contracts with various governments around the world, including federal, state, and local government agencies. We expect that government contracts will continue to be a significant source of our revenue for the foreseeable future. Our business generated from government contracts may be materially adversely affected if:
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
In addition, we must comply with domestic and foreign laws and regulations relating to the formation, administration, and performance of government contracts. These laws and regulations affect how we do business with government agencies in various countries and may impose added costs on our business. Our government contracts may contain, or under applicable law may be deemed to contain, provisions not typically found in private commercial contracts, including provisions enabling the government party to:
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
In connection with the Witness acquisition, we issued 293,000 shares of preferred stock to Comverse at an aggregate purchase price of $293.0 million. The issuance of shares of common stock upon conversion of the preferred stock would result in substantial dilution to the other common stockholders. The conversion feature of the preferred stock was approved by our stockholders at a special meeting of our stockholders on October 5, 2010. As of November 15, 2010, the preferred stock could have been converted into approximately 10.3 million shares of our common stock. In addition, the terms of the preferred stock include liquidation, dividend, and other rights that are senior to and more favorable than the rights of the holders of our common stock.
Sales or potential sales of our common stock by us or our significant stockholders may cause the market price of our common stock to decline.
We are not restricted from issuing additional shares of common stock, including shares issuable pursuant to securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. As of November 15, 2010, we had 36.7 million shares of common stock outstanding. In addition, as of that date, approximately 4.6 million shares of our common stock were issuable pursuant to outstanding stock options and awards which had not yet vested or which had been previously acquired upon vesting but had not yet been delivered. Additional shares of common stock are also available to be granted under our existing equity plans or may be granted under future equity plans.
In addition, under two registration rights agreements that we entered into with Comverse, Comverse has registration rights with respect to its common stock and preferred stock holdings in Verint. As of November 15, 2010, the preferred stock could have been converted into approximately 10.3 million shares of our common stock. The conversion feature of the preferred stock was approved by our stockholders at a special meeting of our stockholders on October 5, 2010.
Also, for the first time since the beginning of our extended filing delay in March 2006, our directors and certain members of management have recently been allowed to resume sales of shares of our common stock in the public markets or in other registered offerings (subject to our securities trading policy and applicable securities law). As a result, these individuals, including each of our named executive officers, have sold and may continue to sell, for personal financial planning and asset diversification purposes, shares of our common stock through block trades in negotiated transactions or by any other lawful methods permitted by applicable registration statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In connection with the resumption of option exercises following the conclusion of our extended filing delay period and the vesting of restricted stock units after the relisting of our common stock on the NASDAQ Global Market, in June and July 2010, we issued up to an aggregate of approximately 135,000 equity securities to certain current and former employees in transactions that did not involve public offerings and that were exempt from registration under the Securities Act under Section 4(2) of and/or Regulation D and/or Regulation S under the Securities Act. We received proceeds of approximately $165,000 in connection with these issuances.
On August 25, 2010, we purchased 3,017 shares of our common stock for an aggregate of approximately $70,000 at an approximate weighted-average price per share of $22.95.

			(c) Total Number of	(d) Maximum Number (or
	(a) Total	(b) Average	Shares (or Units)	Approximate Dollar Value) of
	Number of	Price Paid	Purchased as Part of	Shares (or Units) that May Yet Be
	Shares (or Units)	per Share (or	Publicly Announced Plans	Purchased Under the Plans or
Period	Purchased (1)	Unit) (2)	or Programs	Programs
August 1 —August 31, 2010	3,017	$22.95	—	—
September 1 — September 30, 2010	—	—	—	—
October 1 — October 31, 2010	—	—	—	—
Total	3,017	$22.95	—	—

(1)	These shares were purchased in-open market transactions. None of these shares were purchased as a part of a publicly announced stock repurchase plan or program.

(2)	Represents the approximate weighted-average price paid per share.
Item 3. Defaults upon Senior Securities
None.
Item 4. Removed and Reserved
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibit list includes exhibits that we entered into or that became effective during the quarter ended October 31, 2010.

Filed Herewith / Incorporated by
Number	Description	Reference from

10.01	Verint Systems Inc. 2010 Long Term Stock Incentive Plan	Form S-8 (Commission File No. 333-169768) effective on October 5, 2010
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith

(1)	These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the SEC and are not incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERINT SYSTEMS INC.
December 10, 2010	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

December 10, 2010	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Accounting Officer)