Form 10-K
period 2011-01-31
VERINT SYSTEMS INC
filed 2011-04-06
CIK 1166388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2011
Commission File Number 001-34807
VERINT SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3200514
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

330 South Service Road, Melville, New York	11747

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (631) 962-9600
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $.001 par value per share	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Title of class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐ No ☐

*	The registrant is not presently required to submit Interactive Data Files.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the NASDAQ Global Market on the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2010) was approximately $465,597,000.
There were 37,142,644 shares of the registrant’s common stock outstanding on March 23, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed under Regulation 14A within 120 days of the end of the registrant’s fiscal year ended January 31, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Cautionary Note on Forward-Looking Statements
Certain statements discussed in this report constitute forward-looking statements, which include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurances that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:
•	uncertainties regarding the impact of general economic conditions, particularly in information technology spending, on our business;
•	risks due to aggressive competition in all of our markets, including with respect to maintaining margins and sufficient levels of investment in our business;
•	risks associated with keeping pace with technological changes and evolving industry standards in our product offerings and with successfully introducing new, quality products which meet customer needs and achieve market acceptance;
•	risks created by continued consolidation of competitors or introduction of large competitors in our markets with greater resources than we have;
•	risks that customers or partners delay or cancel orders or are unable to honor contractual commitments due to liquidity issues, challenges in their business, or otherwise;
•	risks relating to our implementation and maintenance of adequate systems and internal controls for our current and future operations and reporting needs and related risks of financial statement omissions, misstatements, restatements, or filing delays;
•	risks associated with being a consolidated, controlled subsidiary of Comverse Technology, Inc. (“Comverse”) and formerly part of Comverse’s consolidated tax group, including risks of any future impact on us resulting from Comverse’s extended filing delay or any other future issues;
•	risks associated with Comverse controlling our board of directors and the outcome of all matters submitted for stockholder action, including the approval of significant corporate transactions, such as certain equity issuances or mergers and acquisitions, as well as speculation or announcements regarding Comverse’s strategic plans;

•	risks that products may contain undetected defects which could expose us to substantial liability;
•	risks associated with allocating limited financial and human resources to opportunities that may not come to fruition or produce satisfactory returns;
•	risks associated with significant foreign and international operations, including exposure to fluctuations in exchange rates;
•	risks associated with complex and changing local and foreign regulatory environments;
•	risks associated with our ability to recruit and retain qualified personnel in geographies in which we operate;
•	risks associated with mergers and acquisitions and with related system integrations and asset impairments;
•	challenges in accurately forecasting revenue and expenses and maintaining profitability;
•	risks relating to our ability to improve our infrastructure to support growth;
•	risks that our intellectual property rights may not be adequate to protect our business or assets or that others may make claims on our intellectual property or claim infringement on their intellectual property rights;
•	risks associated with a significant amount of our business coming from domestic and foreign government customers, including the ability to maintain security clearances for certain projects;
•	risks that we improperly handle sensitive or confidential information or perception of such mishandling;
•	risks associated with our dependence on a limited number of suppliers or original equipment manufacturers (“OEMs”) for certain components of our products;
•	risks that we are unable to maintain and enhance relationships with key resellers, partners, and systems integrators;
•	risks that contract terms may expose us to unlimited liability or other unfavorable positions and risks that we may experience losses that are not covered by insurance;
•	risks that we will experience liquidity or working capital issues and related risks that financing sources will be unavailable to us on reasonable terms or at all;
•	risks associated with significant leverage resulting from our current debt position;

•	risks that we will be unable to comply with the leverage ratio covenant or financial statement delivery covenant under our credit facility;
•	risks that our credit rating could be downgraded or placed on a credit watch;
•	risks relating to timely implementation of new accounting pronouncements or new interpretations of existing accounting pronouncements and related risks of future restatements or filing delays;
•	risks associated with future regulatory actions or private litigations relating to our extended filing delay and related circumstances; and
•	risks that use of our tax benefits may be restricted or eliminated in the future.
These risks, uncertainties and challenges, as well as other factors, are discussed in greater detail in “Risk Factors” under Item 1A of this report. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

PART I

Item 1.	Business
Our Company
Verint® Systems Inc. (together with its consolidated subsidiaries, “Verint”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) is a global leader in Actionable Intelligence® solutions and value-added services. Our solutions enable organizations of all sizes to make timely and effective decisions to improve enterprise performance and make the world a safer place. More than 10,000 organizations in over 150 countries — including over 85% of the Fortune 100 — use Verint Actionable Intelligence solutions to capture, distill, and analyze complex and underused information sources, such as voice, video, and unstructured text.
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
We have established leadership positions in both the enterprise workforce optimization and security intelligence markets by leveraging our core competency in developing highly scalable, enterprise-class applications with advanced, integrated analytics for both unstructured and structured information. Our innovative solutions are developed by approximately 900 employees and contractors in research and development, representing approximately one-third of our total headcount, and are evidenced by more than 500 patents and patent applications worldwide. We offer a range of customer services, from initial implementation to ongoing maintenance and support, to maximize the value our customers receive from our Actionable Intelligence solutions and allow us to extend our customer relationships.
Headquartered in Melville, New York, we support our customers around the globe directly and with an extensive network of selling and support partners.
Our Markets — Enterprise Workforce Optimization and Security Intelligence
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
In May 2002, we completed our initial public offering (“IPO”), and, as of January 31, 2011, Comverse held approximately a 56.2% beneficial ownership position in us assuming conversion of all of our Series A Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”) into common stock. Since our IPO, we have acquired a number of companies that have strengthened our position in both the enterprise workforce optimization and security intelligence markets. Our largest acquisition was of Witness Systems, Inc. (“Witness”) in May 2007, which strengthened our leadership position in the enterprise workforce optimization market.
We participate in the enterprise workforce optimization and security intelligence markets through three operating segments: Enterprise Workforce Optimization Solutions (“Workforce Optimization”), Video Intelligence Solutions™ (“Video Intelligence”), and Communications Intelligence and Investigative Solutions™ (“Communications Intelligence”), each of which is described in greater detail below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7. See also Note 18, “Segment, Geographic, and Significant Customer Information” to our consolidated financial statements included in Item 15 of this report for additional information and financial data about each of our operating segments and geographic regions.
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

Our Strengths
Workforce Optimization
We believe that the following competitive strengths will enable us to sustain our market leadership in the workforce optimization market:
•	Comprehensive, unified suite of workforce optimization applications. A core part of our product strategy has been to tightly integrate our workforce optimization applications. Our comprehensive, unified suite of workforce optimization applications offers many advantages in terms of both functionality and total cost of ownership, and we believe that this approach helps further differentiate us in the workforce optimization market.
•	Advanced Customer Interaction Analytics. We were an early innovator of speech analytics for call centers, and today we offer an advanced suite of Customer Interaction Analytics™, which includes speech, data, text, and customer feedback survey solutions. We believe that these solutions are attractive to a broad set of customers, enabling them to better understand workforce performance, the customer experience, and the factors underlying important business trends.
•	Compelling Workforce Optimization solutions for back-office and branch operations. Workforce optimization solutions have traditionally been deployed in contact centers. However, many customer service employees work in other areas of the enterprise, such as the back office and branch and remote office locations. We believe that enterprises are interested in deploying workforce optimization solutions outside the contact center to enable the same type of performance measurement and improvement that has historically been available to contact centers, and we have built a portfolio of solutions specifically for this opportunity.
•	Focus on delivering best-in-class customer service. A core part of our strategy is to help enable our customers to derive maximum value from our Actionable Intelligence solutions. We believe that a combination of our unified Workforce Optimization solutions and focus on customer service has been a major factor in our success.
•	Strong OEM partner relationships. We have increased our focus on partners, including resellers and OEMs, which is a core element of our go-to-market strategy. We believe that this investment has strengthened our relationships with our partners, expanded our market coverage and provided our customers with tighter integration of certain third-party solutions.

Video Intelligence
We believe that the following competitive strengths will enable us to sustain our market leadership in the video intelligence business:
•	Broad IP video portfolio. Our Video Intelligence portfolio includes Internet Protocol (“IP”) video management software and services, edge devices for capturing, digitizing, and transmitting video over different types of wired and wireless networks, video analytics, network video recorders, and a physical security information management system. Our broad portfolio enables organizations to deploy an end-to-end IP video solution with analytics or evolve to IP video solutions over time, enabling organizations to generate Actionable Intelligence from video and related data.
•	Open platform. Designed on an open platform, our solutions facilitate interoperability with our customers’ business and security systems and with complementary third-party products, such as cameras, video analytics, video management software, command and control systems, and access control systems.
•	Ability to help our customers cost effectively migrate to networked IP video. While the security market is evolving to networked IP video solutions, many organizations have already made significant investments in analog technology. Our Nextiva® solutions help our customers cost effectively migrate to networked IP video without discarding their existing analog closed circuit television (“CCTV”) investments.
Communications Intelligence
We believe that the following competitive strengths will enable us to sustain our market leadership in the communications intelligence business:
•	Broad portfolio. Our broad Communications Intelligence portfolio includes solutions for communications interception, service provider compliance, mobile location tracking, fusion and data management, Web intelligence, and tactical communications intelligence. Our portfolio is designed to handle massive amounts of unstructured and structured information from different sources (including fixed and mobile networks, IP networks, and the Internet), quickly make sense of complex scenarios, and generate evidence and intelligence.
•	Highly scalable solutions for a broad range of communications. Our solutions can be deployed stand-alone or collectively as part of a large-scale system to address the needs of large government agencies that require advanced, comprehensive solutions. Our solutions can process very large amounts of information, enabling the interception, monitoring, and analysis of information collected from a wide range of communications networks, including fixed and mobile networks, IP networks, and the Internet.
•	High-quality, long-term customer relationships. We have security customers around the world, including large and sophisticated government organizations, as well as commercial companies that are leaders in their respective markets. We have long-term relationships with many of these customers that allow us to gain insight into their challenges and develop new security solutions for a broader set of customers.

Our Strategy
Our strategy to further enhance our position as a leading provider of enterprise workforce optimization and security intelligence solutions worldwide includes the following key elements:
•	Continue to drive the development of Actionable Intelligence solutions for unstructured data. We were a pioneer in the development of solutions that help businesses and governmental organizations derive intelligence from unstructured data. We intend to continue to drive the adoption of Actionable Intelligence solutions by delivering solutions to the workforce optimization and security intelligence markets designed to provide a high return on investment.
•	Maintain market leadership through innovation and customer centricity. We believe that to compete successfully, we must continue to introduce solutions that better enable customers to derive Actionable Intelligence from their unstructured data. In order to do this, we intend to continue to make significant investments in research and development, protect our intellectual property through patents and other means, and maintain a regular dialog with our customer base in order to understand their business objectives and requirements.
•	Continue to expand our market presence through OEM and partner relationships. We have expanded our relationships with OEMs and other channel partners. We believe that these relationships broaden our market coverage, and we intend to continue expanding our existing relationships, while creating new ones.
•	Augment our organic growth with acquisitions. We examine acquisition opportunities regularly as a means to add technology, increase our geographic presence, enhance our market leadership, or expand into adjacent markets. Historically, we have engaged in acquisitions for all of these purposes and expect to continue doing so in the future when strategic opportunities arise.
The Enterprise Workforce Optimization Solutions Segment
We are a leading provider of enterprise workforce optimization software and services. Our solutions enable organizations to extract and analyze valuable information from customer interactions and related operational data in order to make more effective, proactive decisions for optimizing the performance of their customer service operations, improving the customer experience, and enhancing compliance. Marketed under the Impact 360® brand to contact centers, back offices, branch and remote offices, and public safety centers, these solutions comprise a unified suite of enterprise workforce optimization applications and services that include IP and Time Division Multiplexing (“TDM”) voice recording, quality monitoring, Customer Interaction Analytics (speech, data, text, and customer feedback survey analytics), workforce management, eLearning and coaching, performance management, and desktop and process analytics. These applications can be deployed stand-alone or in an integrated fashion.

The Workforce Optimization Market and Trends
We believe that customer service is viewed more strategically than in the past, particularly by organizations whose interactions with customers regarding sales and services take place primarily through contact centers. Consistent with this trend, we believe that organizations seek workforce optimization solutions that enable them to strike a balance among driving sales, managing operating costs, and delivering the optimal customer experience.
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
Integration of Workforce Optimization Applications
We believe that organizations increasingly seek a unified workforce optimization suite that includes call recording and quality monitoring, speech, data, and text, analytics, workforce management, customer feedback surveys, performance management, eLearning, and coaching, as well as pre-defined business integrations. Such a unified workforce optimization suite can provide business and financial benefits, create a foundation for continuous improvement through a closed loop feedback process, and improve collaboration among various functions throughout the enterprise. For example:
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

Greater Insight through Customer Interaction Analytics
We believe that enterprises are increasingly interested in deploying sophisticated Customer Interaction Analytics, particularly speech, data, text, and customer feedback survey analytics, for gaining a better understanding of workforce performance, the customer experience, and the factors underlying business trends in order to improve the performance of their customer service operations. Although enterprises have recorded customer interactions for many years, most were able to extract intelligence only by manually listening to calls, which generally could be done for only a small percentage of all calls. Today, Customer Interaction Analytics applications, such as speech, data, and text analytics, have evolved to automatically analyze and categorize customer interactions in order to detect patterns and trends that significantly impact the business. Customer surveys included in a unified analytics suite help enterprises understand the effectiveness of their employees, products, and processes directly from the customer’s perspective. Together, these applications provide a new level of insight into such important areas as customer satisfaction, customer behavior, and staff effectiveness, including the underlying cause of business trends in these critical areas.
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
Migration to VoIP Technologies
Many enterprises are replacing their contact centers’ legacy voice TDM infrastructures with Voice over Internet Protocol (“VoIP”) telephony infrastructure. These upgrades typically require new deployments of workforce optimization solutions that are designed to support IP or hybrid TDM/IP environments.
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

The following table summarizes our portfolio of Workforce Optimization solutions.

Solution	Description
Quality Monitoring	Records multimedia interactions based on user-defined business rules and provides sophisticated interaction assessment functionality, including intelligent evaluation forms and automatic delivery of calls for evaluation according to quotas or contact-related criteria, to help enterprises evaluate and improve the performance of customer service staff.

Full-Time and Compliance Recording	Provides contact center recording for compliance, sales verification, and monitoring in IP, traditional TDM, and mixed telephony environments. Includes encryption capabilities to help support the Payment Card Industry Data Security Standard and other regulatory requirements for protecting sensitive data.

Workforce Management	Helps enterprises forecast staffing requirements, deploy the appropriate level of resources, and evaluate the productivity of their customer service staff. Also includes optional strategic planning capabilities to help determine optimal hiring plans.

Customer Interaction Analytics (Speech, Data, Text, and Customer Feedback Survey Analytics)	Our speech analytics solutions analyze call content for the purpose of proactively identifying business trends, building effective cost containment and customer service strategies, and enhancing quality monitoring programs.

Our data analytics apply our data mining technology to call-related and call-content information (metadata) and call content, as well as to productivity, quality, and customer experience metrics, to help enterprises identify hidden service and quality issues, determine the causes, and correct them.

Our text analytics analyze structured and unstructured data in multiple text sources, including email, chat sessions, blogs, contact center notes, white mail, survey comments, and social media channels, to provide enterprises with a better understanding of customer sentiment, corporate image, competitors, and other market factors for more effective decision making.

Our customer feedback survey analytics help enterprises efficiently survey customers via Interactive Voice Response (“IVR”), Web, or email in order to gather customer feedback on products, processes, agent performance, and customer satisfaction and loyalty.

Solution	Description
Performance Management	Provides a comprehensive view of key performance indicators (“KPIs”), with performance scorecards and reports on customer interactions, customer experience trends, and contact center, back office, branch, remote office, and customer service staff performance.

eLearning and Coaching	Enables enterprises to deliver Web-based training to customer service staff desktops, including learning clips created from recordings and other customized materials targeted to staff needs and competencies.

Desktop and Process Analytics	Captures information from customer service employee interactions with their desktop applications to provide insights into productivity, training issues, process adherence, and bottlenecks.

Workforce Optimization for Small-to-Medium Sized Businesses (“SMB”)	Designed for smaller companies (with contact centers), which increasingly face the same business requirements as their larger competitors. Enables companies of all sizes to boost productivity, reduce attrition, capture and evaluate interactions, and satisfy compliance and risk management requirements in a cost-effective way.

Public Safety	Includes quality assurance, forecasting and scheduling, speech analytics, performance scorecards, citizen surveys, incident investigation and analytics, and full-time and compliance recording solutions under the brand Impact 360 for Public Safety Powered by Audiolog™. Our public safety solution allows first responders (police, fire departments, emergency medical services, etc.) in the security intelligence market to deploy workforce optimization solutions to record, manage, and act on incoming assistance requests and related data.
The Video Intelligence Solutions Segment
We are a leading provider of networked IP video solutions designed to optimize security and enhance operations. Our Video Intelligence solutions portfolio includes IP video management software and services, edge devices for capturing, digitizing, and transmitting video over different types of wired and wireless networks, video analytics, network video recorders, and a physical security information system. Marketed under the Nextiva brand, this portfolio enables organizations to deploy an end-to-end IP video solution with analytics or evolve to IP video solutions without discarding their investments in analog CCTV technology.
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

Consistent with this trend, the video security market continues to experience a technology transition from relatively passive analog CCTV video systems, which use analog equipment and closed networks and generally provide only basic video recording and viewing, to more sophisticated, proactive, network-based IP video systems that use video management software to efficiently collect, manage, and analyze large amounts of video over networks and utilize video analytics. We believe that this transition from passive analog systems to network-based digital systems greatly improves the ability of organizations to quickly and efficiently detect security breaches and deliver video and data across the enterprise and to outside agencies in order to address security threats, improve operational efficiency, and comply with cost containment mandates.
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

Solution	Description
IP Video Management Software	Simplifies management of large volumes of video and geographically dispersed video surveillance operations, with a suite of applications that includes automated system health monitoring, policy-based video distribution, networked video viewing, and investigation management. Designed for use with industry-standard servers and storage solutions and for interoperability with other enterprise systems.

Edge Devices	Captures, digitizes, and transmits video across enterprise networks, providing many of the benefits of IP video while using existing analog CCTV investments. Includes IP cameras, bandwidth-efficient video encoders to convert analog images to IP video for transmission over IP networks, and wireless devices that perform both video encoding and wireless IP transmission, facilitating video surveillance in areas too difficult or expensive to wire.

Video Analytics	Analyzes video content to automatically detect anomalies and activities of interest, such as perimeter intrusion, unattended objects, camera tampering, and vehicles moving in the wrong direction. Also includes industry-specific analytics applications focused on the behavior of people in retail and other environments.

Solution	Description
Network Video Recorders	Performs networked video recording utilizing secure, embedded operating systems and market-specific data integrations for applications that require local storage, as well as remote networking.

Physical Security Information Management System	Captures and integrates information from various standalone security and public safety systems, such as access control, video, intrusion, fire and public safety, first responder, and other mobile device systems, to enable efficient information correlation and analysis and rapid, rules-based alerts and actions.
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
The Communications Intelligence Solutions Segment
We are a leading provider of Communications Intelligence solutions that help law enforcement, national security, intelligence, and civilian government agencies effectively detect, investigate, and neutralize criminal and terrorist threats. Our solutions are designed to handle massive amounts of unstructured and structured information from different sources, quickly make sense of complex scenarios, and generate evidence and intelligence. Our portfolio includes solutions for communications interception, service provider compliance, mobile location tracking, fusion and data management, Web intelligence, and tactical communications intelligence. These solutions can be deployed stand-alone or collectively, as part of a large-scale system to address the needs of large government agencies that require advanced, comprehensive solutions.

The Communications Intelligence Solutions Market and Trends
We believe that terrorism, criminal activities, including financial fraud and drug trafficking, and other security threats, combined with an expanding range of communication and information media, are driving demand for innovative security solutions that collect, integrate, and analyze information from voice, video, and data communications, as well as from other sources, such as private and public databases. We believe that the key trends driving demand for our Communications Intelligence solutions are:
Increasing Complexity of Communications Networks and Growing Network Traffic
Law enforcement and certain other government agencies are typically given the authority to intercept communication transmissions to and from specified targets for the purpose of generating evidence. National security and intelligence agencies intercept communications, often in massive volumes, for the purpose of generating intelligence and supporting investigations. We believe that these agencies are seeking technically advanced solutions to help them keep pace with increasingly complex communications networks and the growing amount of network traffic.
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
Legal and Regulatory Compliance Requirements
In many countries, communications service providers are mandated by government regulation to satisfy certain technical requirements for delivering communication content and data to law enforcement and government authorities. For example, in the United States, requirements have been established under the Communications Assistance for Law Enforcement Act (“CALEA”). In Europe, similar requirements have been adopted by the European Telecommunications Standards Institute (“ETSI”). In addition, many law enforcement and government agencies around the world are mandated to ensure compliance with laws and regulations related to criminal activities, such as financial crimes. We believe that these laws and regulations are creating demand for our Communications Intelligence solutions.
Our Communications Intelligence Solutions Portfolio
We are a leader in the market for communications intelligence solutions, which are marketed under the RELIANT™, VANTAGE®, STAR-GATE™, X-TRACT®, and ENGAGE™ brand names. The following table summarizes our portfolio of Communications Intelligence solutions.

Solution	Description
Communications Interception	Enables the interception, monitoring, and analysis of information collected from a wide range of communications networks, including fixed and mobile networks, IP networks, and the Internet. Includes lawful interception solutions designed to intercept specific target communications pursuant to legal warrants and mass interception solutions for investigating and proactively addressing criminal and terrorist threats.

Communications Service Provider Compliance	Enables communication service providers to collect and deliver to government agencies specific call-related and call-content information in compliance with CALEA, ETSI, and other compliance regulations and standards. Includes a scalable warrant and subpoena management system for efficient, cost-effective administration of legal warrants across multiple networks and sites.

Solution	Description
Mobile Location Tracking	Tracks the location of mobile network devices for intelligence and evidence gathering, with analytics and workflow designed to support investigative activities. Provides real-time tracking of multiple targets, real-time alerts, and investigative capabilities, such as geospatial fencing and events correlation.

Fusion and Investigation Management	Fuses data gathered from multiple database sources, with link analysis, adaptable investigative workflow, and analytics to improve investigation efficiency and productivity. Supports a wide range of complex investigations, including financial crimes, that require expertise across various domains, involve multiple government agencies, and require significant resources and time.

Web Intelligence	Increases the productivity and efficiency of investigations in which the Internet is the prime source of information. Features advanced data collection, text analysis, data enrichment, advanced analytics, and a clearly defined investigative workflow on a scalable platform.

Tactical Communications Intelligence	Provides portable communications interception and location tracking capabilities for local use or integration with centralized monitoring systems, to support tactical field operations.
We also offer integrated video monitoring which enables the scalable collection, storage, and analysis of video captured by surveillance systems and its integration with other sources of information, such as intercepted communications or location tracking data.
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

Maintenance Support
We offer a range of customer maintenance support programs to our customers and resellers, including phone, Web, and email access to technical personnel up to 24 hours a day, 7 days a week. Our support programs are designed to ensure long-term, successful use of our solutions. We believe that customer support is critical to retaining and expanding our customer base. Our Workforce Optimization solutions are sold with a warranty of generally one year for hardware and 90 days for software. Our Video Intelligence solutions and Communications Intelligence solutions are sold with warranties that typically range from 90 days to 3 years and, in some cases, longer. In addition, customers are typically provided the option to purchase maintenance plans that provide a range of services, such as telephone support, advanced replacement, upgrades when and if available, and on-site repair or replacement. Currently, the majority of our maintenance revenue is related to our Workforce Optimization solutions.
Direct and Indirect Sales
We sell our solutions through our direct sales teams and indirect channels, including distributors, systems integrators, value-added resellers (“VARs”), and OEM partners. Approximately 40% of our revenue is generated by sales made through partners, distributors, resellers, and system integrators.
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
Customers
Our solutions are used by more than 10,000 organizations in over 150 countries. In the year ended January 31, 2011, we derived approximately 57%, 18%, and 25% of our revenue from the sale of our Workforce Optimization solutions, Video Intelligence solutions, and Communications Intelligence solutions, respectively. In the year ended January 31, 2010, we derived approximately 53%, 21%, and 26% of our revenue from the sale of our Workforce Optimization solutions, Video Intelligence solutions, and Communications Intelligence solutions, respectively. In the year ended January 31, 2009, we derived approximately 53%, 19%, and 28% of our revenue from the sale of our Workforce Optimization solutions, Video Intelligence solutions, and Communications Intelligence solutions, respectively.
In the year ended January 31, 2011, we derived approximately 53%, 26%, and 21% of our revenue from sales to end users in the Americas, Europe, the Middle East, and Africa (“EMEA”), and the Asia-Pacific region (“APAC”), respectively. In the year ended January 31, 2010, we derived approximately 55%, 25%, and 20% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively. In the year ended January 31, 2009, we derived approximately 52%, 32%, and 16% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively.

None of our customers, including system integrators, VARs, various local, regional, and national governments worldwide, and OEM partners, individually accounted for more than 10% of our revenue in the years ended January 31, 2011, 2010, and 2009. For the year ended January 31, 2011, approximately one quarter of our business was generated from contracts with various governments around the world, including federal, state, and local government agencies. We are party to contracts with customers in each of our segments the loss of which could have a material adverse effect on the segment. Some of the customer engagements on which we work require us to have the necessary security credentials or to participate in the project through an approved legal entity. In addition, because of the unique nature of the terms and conditions associated with government contracts generally, our government contracts may be subject to renegotiation or termination at the election of the government customer. For a more detailed discussion of the risks associated with our government customers, see “Risk Factors —Risks Related to Our Business—Regulatory and Government Contracting—We are dependent on contracts with governments around the world for a significant portion of our revenue. These contracts also expose us to additional business risks and compliance obligations” and “Risk Factors—Risks Related to Our Business—Regulatory and Government Contracting—U.S. and foreign governments could refuse to buy our Communications Intelligence solutions or could deactivate our security clearances in their countries thereby restricting or eliminating our ability to sell these solutions in those countries” under Item 1A. See also Note 18, “Segment, Geographic, and Significant Customer Information” to our consolidated financial statements included in Item 15 of this report for additional information and financial data about each of our operating segments and geographic regions.
Research and Development
We continue to enhance the features and performance of our existing solutions and to introduce new solutions through extensive research and development activities, including the development of new solutions, the addition of capabilities to existing solutions, quality assurance, and advanced technical support for our customer services organization. In certain instances, we may customize our products to meet the particular requirements of our customers. Research and development is performed primarily in the United States, the United Kingdom, and Israel for our Workforce Optimization segment; primarily in the United States, Canada, and Israel for our Video Intelligence segment; and primarily in Israel, with separate and independent research and development activities in Germany, for our Communications Intelligence segment.
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

To support these efforts, we make significant investments in research and development every year. In the years ended January 31, 2011, 2010, and 2009, we spent approximately $96.5 million, $83.8 million, and $88.3 million, respectively, on research and development, net. We allocate our research and development resources in response to market research and customer demand for additional features and solutions. Our development strategy involves rolling out initial releases of our products and adding features over time. We incorporate product feedback received from our customers into our product development process. While the majority of our products are developed internally, in some cases, we also acquire or license technologies, products, and applications from third parties based on timing and cost considerations.
As noted above, a significant portion of our research and development operations is located outside the United States. Historically, we have also derived benefits from participation in certain government-sponsored programs, including those of the Israeli Office of the Chief Scientist (“OCS”) and certain research and development programs in Canada, for the support of research and development activities conducted in those countries. The Israeli law under which these OCS grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel without permission from the OCS. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations —Because we have significant foreign operations, we are subject to geopolitical and other risks that could materially adversely affect our business” and “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations —Conditions in Israel may materially adversely affect our operations and personnel and may limit our ability to produce and sell our products” under Item 1A for a discussion of risks associated with our foreign operations.
Manufacturing and Suppliers
Our manufacturing and assembly operations are performed in our Israeli facility for our Workforce Optimization solutions, in our U.S., Israeli, and Canadian facilities for our Video Intelligence solutions, and in our German and Israeli facilities for our Communications Intelligence solutions. These operations consist of installing our software on externally purchased hardware components, final assembly, and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies, and systems. We also manufacture certain hardware units and perform system integration functions prior to shipping turnkey solutions to our customers. We rely on several unaffiliated subcontractors for the supply of specific proprietary components and assemblies that are incorporated in our products, as well as for certain operations activities that we outsource. Although we have occasionally experienced delays and shortages in the supply of proprietary components in the past, we have, to date, been able to obtain adequate supplies of all components in a timely manner from alternative sources, when necessary. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products and components we rely on a limited number of suppliers and manufacturers and if these relationships are interrupted, we may not be able to obtain substitute suppliers or manufacturers on favorable terms or at all” under Item 1A for a discussion of risks associated with our manufacturing operations and suppliers.

Employees
As of January 31, 2011, we employed approximately 2,800 people, including part-time employees and certain contractors. Approximately 45%, 34%, 13%, and 8% of our employees and contractors are located in the Americas, Israel, EMEA (excluding Israel), and APAC, respectively.
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
Patents
As of January 31, 2011, we had more than 500 patents and patent applications worldwide. We have accumulated a significant amount of proprietary know-how and expertise in developing analytics solutions for enterprise workforce optimization and security intelligence products. We regularly review new areas of technology related to our businesses to determine whether they are patentable.
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
Trademarks and Service Marks
We use various trademarks and service marks to protect the marks used in our business. We also claim common law protections for other marks we use in our business. Competitors and other companies could adopt similar marks or try to prevent us from using our marks, consequently impeding our ability to build brand identity and possibly leading to customer confusion. See “Risk Factors—Risks Related to Our Business—Intellectual Property and Data Security—Our intellectual property may not be adequately protected” under Item 1A for a more detailed discussion regarding the risks associated with the protection of our intellectual property.
Competition
We face strong competition in all of our markets, and we expect that competition will persist and intensify. In our Workforce Optimization segment, our competitors are Aspect Software, Inc., Autonomy Corp., Genesys Telecommunications, NICE Systems Ltd (“NICE”), and many smaller companies, which can vary across regions. In our Video Intelligence segment, our competitors include Dedicated Microcomputer Limited, Genetec Inc., March Networks Corporation, Milestone Systems A/S, NICE, and Pelco, Inc. (a division of Schneider Electric Limited); divisions of larger companies, including Bosch Security Systems, Cisco Systems, Inc., United Technologies Corp., Honeywell International Inc., and many smaller companies, which can vary across regions. In our Communications Intelligence segment, our primary competitors are Aqsacom Inc., ETI (a division of BAE Systems), JSI Telecom, NICE, Pen-Link, Ltd., RCS S.R.L., Rohde & Schwarz, Trovicor, SS8 Networks, Inc., Utimaco (a division of Sophos, Plc), and many smaller companies, which can vary across regions. Some of our competitors have superior brand recognition and greater financial resources than we do, which may enable them to increase their market share at our expense. Furthermore, we expect that competition will increase as other established and emerging companies enter IP markets and as new products, services, and technologies are introduced.
In each of our operating segments, we believe that we compete principally on the basis of:
•	product performance and functionality;
•	product quality and reliability;
•	breadth of product portfolio and interoperability;
•	global presence and high-quality customer service and support;
•	specific industry knowledge, vision, and experience; and
•	price.

We believe that our success depends primarily on our ability to provide technologically advanced and cost-effective solutions and services. We expect that competition will increase as other established and emerging companies enter our market and as new products, services, and technologies are introduced, such as Software-as-a-Service (“SaaS”). In recent years, there has also been significant consolidation among our competitors, which has improved the competitive position of several of these companies. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations— Intense competition in our markets and competitors with greater resources than us may limit our market share, profitability, and growth” under Item 1A for a more detailed discussion of the competitive risks we face.
Export Regulations
We and our subsidiaries are subject to applicable export control regulations in countries from which we export goods and services, including the United States and Israel. These controls may apply by virtue of the country in which the products are located or by virtue of the origin of the content contained in the products. If the controls of a particular country apply, the level of control generally depends on the nature of the goods and services in question. For example, our Communications Intelligence solutions tend to be more highly controlled than our Workforce Optimization solutions. Certain countries, including the United States and Israel, have also imposed controls on products that contain certain encryption functionality, which covers some of our products. Where controls apply, the export of our products generally requires an export license or authorization (either on a per-product or per-transaction basis) or that the transaction qualify for a license exception or the equivalent, and may also be subject to corresponding reporting requirements.
Our Extended Filing Delay and Related Matters
As previously disclosed, from March 2006 through March 2010, we did not make periodic filings with the SEC. Our extended filing delay initially arose as a result of an internal investigation by our majority stockholder, Comverse, of its stock option grant practices, during which we also conducted an examination of our own stock option grant practices. Thereafter, we and Comverse initiated internal investigations of certain non-option related accounting matters, we undertook a separate and distinct review of our accounting treatment for revenue recognition, and our investigation and revenue recognition review and consequent internal controls testing led our management to identify material weaknesses in our internal control over financial reporting. As a result of our filing delay and this investigation and review, our common stock was delisted from NASDAQ and we became subject to an SEC staff investigation into certain accounting matters and an SEC administrative proceedings pursuant to Section 12(j) of the Exchange Act to suspend or revoke the registration of our common stock because of our filing delay. By June 2010, we had concluded our internal investigations and reviews, we filed with the SEC annual reports for all prior years and quarterly reports for certain quarters for which we had not previously filed reports, resumed making timely periodic filings with the SEC, settled an injunctive action by the SEC against us related to its investigation, and relisted on NASDAQ, and the SEC had dismissed the Section 12(j) administrative proceedings against us; and, in connection with our evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2011, we concluded that we had remediated all previously identified material weaknesses in our internal control over financial reporting. For more information regarding the foregoing, see our annual and quarterly reports filed with the SEC; for additional information on recent remediation efforts regarding our material weaknesses in internal control over financial reporting, see “Controls and Procedures” under Item 9A.

Recent Developments
In March 2011, we acquired a company that will be integrated into our Video Intelligence operating segment. The impact of this acquisition will not be material to our consolidated balance sheet and results of operations.

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
Risks Related to Our Business
Competition, Markets, and Operations
Our business is impacted by changes in general economic conditions and information technology spending in particular.
Our business is subject to risks arising from adverse changes in domestic and global economic conditions. Slowdowns, recessions, political unrest, or natural disasters around the world may cause companies and governments to delay, reduce, or even cancel planned spending. In particular, declines in information technology spending have affected the market for our products, especially in industries that are or have experienced significant cost-cutting. Customers or partners who are facing business challenges or liquidity issues are also more likely to delay purchase decisions or cancel orders, as well as to delay or default on payments. If customers or partners significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected. Moreover, as a result of recent economic conditions, like many companies, we engaged in significant cost-saving measures from late 2008 through the beginning of 2010. We cannot assure you that these measures will not negatively impact our ability to execute on our objectives and grow in the future, particularly if we are not able to invest in our business as a result of a protracted economic downturn.

Intense competition in our markets and competitors with greater resources than us may limit our market share, profitability, and growth.
We face aggressive competition from numerous and varied competitors in all of our markets, making it difficult to maintain market share, remain profitable, and grow. Even if we are able to maintain or increase our market share for a particular product, revenue or profitability could decline due to pricing pressures, increased competition from other types of products, or because the product is in a maturing industry. Our competitors may be able to more quickly develop or adapt to new or emerging technologies, better respond to changes in customer requirements or preferences, or devote greater resources to the development, promotion, and sale of their products. Some of our competitors have, in relation to us, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition, and significantly greater financial, technical, marketing, customer service, public relations, distribution, or other resources. Some of our competitors are also significantly larger than us and some of these companies have increased their presence in our markets in recent years through internal development, partnerships, and acquisitions. There has also been significant consolidation among our competitors, which has improved the competitive position of several of these companies. In addition, we may face competition from solutions developed internally by our customers or partners. To the extent we cannot compete effectively, our market share and, therefore, results of operations, could be materially adversely affected.
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
The markets for our products are characterized by rapidly changing technology and evolving industry standards. The introduction of products embodying new technology, new delivery platforms such as SaaS, and the emergence of new industry standards can exert pricing pressure on existing products and/or can render our existing products obsolete and unmarketable. It is critical to our success that, in all of our markets, we are able to:
•	anticipate and respond to changes in technology and industry standards in our offerings;

•	successfully develop and introduce new, enhanced, and competitive products, services, and technologies that meet our customers’ changing needs; and

•	deliver these new and enhanced offerings on a timely basis while adhering to our high quality standards.
We may not be able to successfully develop new or enhanced products, services, or other offerings. In addition, new or enhanced products or other offerings that we introduce may not achieve market acceptance. If we are unable to introduce new products and other offerings that address the needs of our customers or that achieve market acceptance, there may be a material adverse impact on our revenue and on our financial results.

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
Many of our sales, particularly in larger installations, are made by competitive bid. Successfully competing in competitive bidding situations may require us to bid on projects in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns, as well as making substantial investments of time and money in research and development or marketing activities for contracts that may not be awarded to us. If we do not ultimately win a bid, we may obtain little or no benefit from these expenditures and may not be able to recoup these costs on future projects.
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
While we have no single customer that is material to our total revenue, we do have many significant customers in each of our segments, notably in our Video Intelligence segment and our Communications Intelligence segment, and periodically receive multi-million dollar orders. The deferral or loss of one or more significant orders or customers or a delay in an expected implementation of such an order could materially adversely affect our segment operating results, particularly on a quarterly basis. In recent years, an increasing percentage of our revenue has come from software sales as compared to hardware sales. As with other software-focused companies, this has meant that more of our quarterly business has come in the last few weeks of each quarter. In addition, customers have increasingly been placing orders close to, or even on, the requested delivery date. The trend of shorter periods between order date and delivery date, along with this trend of business moving to the end of the quarter, has further complicated the process of accurately predicting revenue or making sales forecasts on a quarterly basis. In addition, our business is subject to seasonal factors which may cause our results to fluctuate quarter to quarter.
Under applicable accounting standards and guidance, revenue for some of our software and hardware transactions is recognized at the time of delivery, while revenue from other software and hardware transactions is required to be deferred over a period of years. To a large extent, this depends on the terms we offer to customers and resellers, including terms relating to pricing, future deliverables, and post-contract customer support (“PCS”). As a result, it is difficult for us to accurately predict at the outset of a given period how much of our future revenue will be recognized within that period and how much will be required to be deferred over a longer period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” under Item 7 for additional information.
As a result of the foregoing factors, our revenues are difficult to forecast and may result in significant fluctuations in our operating results, particularly on a quarterly basis. Additionally, we base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are, to a large extent, fixed. As a result, an unexpected shortfall in revenue, whether as a result of inaccurate forecasts or otherwise, may have a significant adverse impact on our profitability if we are not be able to sufficiently reduce our operating costs in a particular period to compensate.

If we are unable to maintain our relationships with resellers, systems integrators, and other third parties that market and sell our products, our business, financial condition, results of operations, and ability to grow could be materially adversely impacted.
Approximately 40 percent of our revenue is generated by sales made through partners, distributors, resellers, and systems integrators. If our relationship in any of these sales channels deteriorates or terminates, we may lose important sales and marketing opportunities. In pursuing new partnerships and strategic alliances, we must often compete for the opportunity with similar solution providers. In order to effectively compete for such opportunities, we must introduce products tailored not only to meet specific partner needs, but also to evolving customer and prospective customer needs, and include innovative features and functionality easy for partners to sell and install. Even if we are able to win such opportunities on terms we find acceptable, there is no assurance that we will be able to realize the benefits we anticipate. Our competitors often seek to establish exclusive relationships with these sales channels or, at a minimum, to become a preferred partner for these sales channels. Some of our sales channel partners also partner with our competitors and may even offer our products and those of our competitors as alternatives when presenting bids to end customers. Our ability to achieve revenue growth depends to a significant extent on maintaining and adding to these sales channels and if we are unable to do so our revenue could be materially adversely affected.
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
Although we generally use standard parts and components in our products, we do rely on non-affiliated suppliers for certain non-standard components which may be critical to our products, including both hardware and software, and on manufacturers of assemblies that are incorporated into our products. While we endeavor to use larger, more established suppliers and manufacturers wherever possible, in some cases, these providers may be smaller, more early-stage companies, particularly with respect to suppliers of new technologies we may incorporate into our products that we have not developed internally. Although we do have agreements in place with most of these providers, which include appropriate protections such as source code escrows where needed, these agreements are generally not long-term and these contractual protections offer limited practical benefits to us in the event our relationship with a key provider is interrupted. In addition, in some cases we rely on products or components from OEM partners. If these suppliers or manufacturers experience financial, operational, manufacturing capacity, or quality assurance difficulties, or cease production and sale of the products we buy from them entirely, or there is any other disruption in our relationships with these suppliers or manufacturers, we will be required to locate alternative sources of supply or manufacturing, to internally develop the applicable technologies, to redesign our products to accommodate an alternative technology, or to remove certain features from our products. This could increase the costs of, and create delays in, delivering our products or reduce the functionality of our products, which could adversely affect our business and financial results.
If we cannot recruit or retain qualified personnel, our ability to operate and grow our business may be limited.
We depend on the continued services of our executive officers and other key personnel. In addition, in order to continue to grow effectively, we need to attract (and retain) new employees, including managers, finance personnel, sales and marketing personnel, and technical personnel, who understand and have experience with our products, services, and industry. The market for such personnel is competitive in most, if not all, of the geographies in which we operate, and on occasion we have had to relocate personnel to fill positions in locations where we could not attract qualified experienced personnel. If we are unable to attract and retain qualified employees, on reasonable economic and other terms or at all, our ability to grow could be impaired, our ability to timely report our financial results could be adversely affected, and our operations and financial results could be materially adversely affected.

Because we have significant foreign operations, we are subject to geopolitical and other risks that could materially adversely affect our business.
We have significant operations in foreign countries, including sales, research and development, customer support, and administrative services. The countries in which we have our most significant foreign operations include Israel, the United Kingdom, Canada, India, China (Hong Kong), and Germany, and we intend to continue to expand our operations internationally. We believe our business may suffer if we are unable to successfully expand into new regions, as well as maintain and expand existing foreign operations. Our foreign operations are, and any future foreign expansion will be, subject to a variety of risks, many of which are beyond our control, including risks associated with:
•	foreign currency fluctuations;

•	political, security, and economic instability in foreign countries;

•	changes in and compliance with local laws and regulations, including export control laws, tax laws, labor laws, employee benefits, customs requirements, currency restrictions, and other requirements;

•	differences in tax regimes and potentially adverse tax consequences of operating in foreign countries;

•	customizing products for foreign countries;

•	preference for or policies and procedures that protect local suppliers;

•	legal uncertainties regarding liability and intellectual property rights;

•	hiring and retaining qualified foreign employees; and

•	difficulty in accounts receivable collection and longer collection periods.
Any or all of these factors could materially affect our business or results of operations. In addition, the tax authorities in the jurisdictions in which we operate, including the United States, may from time to time review the pricing arrangements between us and our foreign subsidiaries. An adverse determination by one or more tax authorities in this regard may have a material adverse effect on our financial results. Restrictive laws, policies, or practices in certain countries directed toward Israel, Israeli goods, or companies having operations in Israel may also limit our ability to sell some of our products in those countries.
We receive grants from the OCS for the financing of a portion of our research and development expenditures in Israel. The availability in any given year of these OCS grants depends on OCS approval of the projects and related budgets that we submit to the OCS each year. The Israeli law under which these OCS grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel. This may limit our ability to engage in certain outsourcing or business combination transactions involving these products or require us to pay significant royalties or fees to the OCS in order to obtain any OCS consent that may be required in connection with such transactions.

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
For the year ended January 31, 2011, approximately one quarter of our business was generated from contracts with various governments around the world, including federal, state, and local government agencies. We expect that government contracts will continue to be a significant source of our revenue for the foreseeable future. Our business generated from government contracts may be materially adversely affected if:
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
As a result of the consent judgment we entered into with the Securities and Exchange Commission (“SEC”) in March 2010 relating to our reserves accounting practices, we and our subsidiaries are required, for three years from the date of the settlement, to disclose that this civil judgment was rendered against us in any proposals to perform new government work for U.S. federal agencies. In addition, we and our subsidiaries were required to amend our representations in existing grants and contracts with U.S. federal agencies to reflect the civil judgment. While this certification does not bar us from receiving government grants or contracts from U.S. federal agencies, each government procurement official has the discretion to determine whether it considers us and our subsidiaries “responsible” companies for purposes of each transaction. The government procurement officials may also seek advice from government agency debarring officials to determine if we and our subsidiaries should be considered for suspension or debarment from receiving government contracts or grants from U.S. federal agencies.
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
The regulatory environment relating to our solutions is still evolving and, in the security market in particular, has been driven to a significant extent by legislative and regulatory actions, such as CALEA, in the United States, and standards established by ETSI, in Europe, as well as initiatives to strengthen security for critical infrastructure, such as airports. These actions and initiatives are evolving and are at all times subject to change based on factors beyond our control, such as political climate, budgets, and current events. While we attempt to anticipate these actions and initiatives through our product offerings and refinements thereto, we cannot assure you that we will be successful in these efforts, that our competitors will not do so more successfully than us, or that changes in these actions or initiatives or the underlying factors which affect them will not occur which will reduce or eliminate this demand. If any of the foregoing should occur, or if our markets do not grow as anticipated for any other reason, our results may suffer. In addition, changes to these actions or initiatives, including changes to technical requirements, may require us to modify or redesign our products in order to maintain compliance, which may subject us to significant additional expense.
Conversely, as the telecommunications industry continues to evolve, state, federal, and foreign governments (including supranational government organizations such as the European Union) and industry associations may increasingly regulate the monitoring of telecommunications and telephone or internet monitoring and recording products such as ours. We believe that increases in regulation could come in a number of forms, including import and export controls and increased regulations regarding information security, privacy, or protection of personal information such as social security numbers, credit card information, and employment records. The adoption of these types of regulations or changes to existing regulations could cause a decline in the use of our solutions or could result in increased expense for us if we must modify our solutions to comply with these regulations or for compliance costs generally. Moreover, these types of regulations could subject our customers or us to liability. Whether or not these kinds of regulations are adopted, if we do not adequately address the privacy and security concerns of consumers, companies may be hesitant to use our solutions. If any of these events occur, our business could be materially adversely affected.

We may not be able to receive or retain the necessary licenses or authorizations required for us to import or export some of our products.
We are required to obtain export licenses or qualify for other authorizations from the United States, Israel, and other governments to export some of the products that we develop or manufacture in these countries and, in any event, are required to comply with applicable import and export control laws of each country generally. There can be no assurance that we will be successful in obtaining or maintaining the licenses and other authorizations required to import or export our products from applicable government authorities. In addition, export laws and regulations in particular are revised from time to time and can be extremely complex in their application; if we are found not to have complied with applicable export control laws, we may be fined or penalized by, among other things, having our ability to obtain export licenses curtailed or eliminated, possibly for an extended period of time. Our failure to receive or maintain any required import or export licenses or authorizations or our penalization for failure to comply with applicable international trade laws in general would hinder our ability to sell our products and could materially adversely affect our business, financial condition, and results of operations.
U.S. and foreign governments could refuse to buy our Communications Intelligence solutions or could deactivate our security clearances in their countries thereby restricting or eliminating our ability to sell these solutions in those countries.
Some of our subsidiaries maintain security clearances in the United States and other countries in connection with the development, marketing, sale, and support of our Communications Intelligence solutions. These clearances are reviewed from time to time by the applicable government agencies in these countries and, following these reviews, our security clearances are either maintained or deactivated. Our security clearances can be deactivated for many reasons, including that the clearing agencies in some countries may object to the fact that we do business in certain other countries or the fact that our local subsidiary is affiliated with or controlled by an entity based in another country. In the event that our security clearances are deactivated in any particular country, we would lose the ability to sell our Communications Intelligence solutions in that country for projects that require security clearances. Additionally, any inability to obtain or maintain security clearances in a particular country may affect our ability to sell our Communications Intelligence solutions in that country generally, even for non-secure projects. We have in the past, and may in the future, have our security clearances deactivated. Any inability to obtain or maintain clearances can materially adversely affect our results of operations.
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

Intellectual Property and Data Security
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
While most of our products are developed internally, we also purchase technology, license intellectual property rights, and oversee third-party development and localization of certain products or components. If we lose or are unable to maintain licenses, OEM, or distribution rights, we could incur additional costs or experience unexpected delays until an alternative solution can be internally developed or licensed from another third party and integrated into our products or we may be forced to redesign our products or remove certain features from our products. See “—Competition, Markets and Operations — For certain products and components, we rely on a limited number of suppliers and manufacturers and if these relationships are interrupted we may not be able to obtain substitute suppliers or manufacturers on favorable terms or at all” above for additional information. Additionally, when purchasing or licensing products and services from third parties, we endeavor to negotiate appropriate warranties, indemnities, and other protections. We cannot assure you, however, that all such third-party contracts contain adequate protections or that all such third parties will be able to provide the protections we have negotiated. To the extent we are not able to negotiate adequate protections from these third parties or these third parties are unwilling or unable to provide the protections we have negotiated, our business, financial condition, and results of operations could be materially adversely affected.
Use of free or open source software could expose our products to unintended restrictions and could materially adversely affect our business, financial condition, and results of operations.
Some of our products contain free or open source software (together, open source software) and we anticipate making use of open source software in the future. Open source software is generally covered by license agreements that permit the user to use, copy, modify, and distribute the software without cost, provided that the users and modifiers abide by certain licensing requirements. The original developers of the open source software generally provide no warranties on such software or protections in the event the open source software infringes a third party’s intellectual property rights. Although we endeavor to monitor the use of open source software in our product development, we cannot assure you that past, present, or future products will not contain open source software elements that impose unfavorable licensing restrictions or other requirements on our products. In addition, the terms of many open source software licenses have not yet been interpreted by U.S. or foreign courts and, as a result, there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on products that use such software. The introduction of certain kinds of open source software into our products or a court decision construing an open source software license in an unexpected way could require us to seek licenses from third parties in order to continue offering affected products, to re-engineer affected products, to discontinue sales of affected products, or to release all or portions of the source code of affected products under the terms of the applicable open source software licenses. Any of these developments could materially adversely affect our business, financial condition, and results of operations.

The mishandling or even the perception of mishandling of sensitive information could harm our business.
Our products are in some cases used by customers to compile and analyze highly sensitive or confidential information and data, including, in some cases, information or data used in intelligence gathering or law enforcement activities. Customers are also increasingly focused on the security of our products. While our customers’ use of our products in no way affords us access to the customer’s sensitive or confidential information or data, we may receive or come into contact with such information or data when we are asked to perform services or support functions for our customers. We have implemented policies and procedures to help ensure the proper handling of such information and data, including background screening of services personnel, non-disclosure agreements, access rules, and controls on our information technology systems. We also work to ensure the security of our products, including through the use of encryption, access rights, and other customary security features. However, these measures are designed to mitigate the risks associated with handling or processing sensitive data and cannot safeguard against all risks at all times. The improper handling of sensitive data, or even the perception of such mishandling (whether or not valid), or other security lapses by us or within our products, could reduce demand for our products or otherwise expose us to financial or reputational harm.
Risks Related to Our Internal Controls, Capital Structure, and Finances
Our internal controls may not prevent misstatements and material weaknesses or deficiencies could arise in the future which could lead to restatements or filing delays.
Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). As previously disclosed, our management has in the past concluded that our internal control over financial reporting was not effective at prior fiscal year ends as a result of material weaknesses. See “Controls and Procedures” under Item 9A in each of our Annual Reports on Form 10-K for the fiscal years ended January 31, 2008, 2009, 2010 and in this report. Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, because the degree of compliance with policies or procedures decreases over time, or because of unanticipated circumstances or other factors. As a result, although our management has concluded that our internal controls are effective as of January 31, 2011, we cannot assure you that our internal controls will prevent or detect every misstatement, that material weaknesses or other deficiencies will not reoccur or be identified in the future, that this or future financial reports will not contain material misstatements or omissions, that future restatements will not be required, or that we will be able to timely comply with our reporting obligations in the future.

We may be unable to timely implement new accounting pronouncements or new interpretations of existing accounting pronouncements, which could lead to future restatements or filing delays.
Relevant accounting rules and pronouncements are subject to ongoing interpretation by the accounting profession and refinement by various organizations responsible for promulgating and interpreting accounting principles. These ongoing interpretations or the adoption of new rules and pronouncements could require material changes in our accounting practices or financial reporting, including restatements, which may be expensive, time consuming, and difficult to implement. We cannot assure you that, if such changes are required, that we will be able to timely implement them or will not experience future reporting delays.
Our previous extended filing delay and the circumstances which gave rise to it have resulted in litigation and continue to create the risk of litigation or other proceedings against us, which could be expensive and could damage our business.
Generally, companies that have undertaken internal investigations or restatements face greater risk of litigation or other actions. Although we have not been named as a defendant in any shareholder class actions or derivative lawsuits relating to our internal investigation, restatement, or extended filing delay, there can be no assurance that such actions or lawsuits will not be initiated against us or our current or former officers, directors, or other personnel in the future. Comverse and some of its personnel were previously named as defendants in several class and derivative actions relating to Comverse’s internal investigations, regarding, among other things, stock-based compensation and other accounting issues. In addition, we have in the past and may in the future become subject to litigation or threatened litigation from current or former personnel as a result of our suspension of option exercises during our previous extended filing delay, the expiration of equity awards during such period, or other employment-related matters relating to our internal investigation, restatement, or extended filing delay. This litigation or any future litigation, as well as any government proceedings that could in the future arise as a result of our previous extended filing delay and the circumstances which gave rise to it, may be time consuming and expensive, and may distract management from the conduct of our business. Any such litigation could have a material adverse effect on our business, financial condition, and results of operations, and may expose us to costly indemnification obligations to current or former officers, directors, or other personnel, regardless of the outcome of such matter, which may not be covered by insurance.
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

Prior to the announcement of Comverse’s internal investigations, our directors and officers were included in a director and officer liability insurance policy that covered all directors and officers of Comverse and its subsidiaries, which policy remains the sole source of insurance in connection with the matters related to such investigation. The Comverse insurance coverage may not be adequate to cover any claims against us in connection with such matters and may not be available to us due to the exhaustion of the coverage limits by Comverse in connection with the claims already asserted against Comverse and its personnel.
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
Comverse controls a majority of our outstanding common stock after giving effect to conversion of our preferred stock. As a result, we are a “controlled company” within the meaning of NASDAQ Listing Rule 5615(c). As a controlled company, we qualify for and our board of directors, the composition of which is controlled by Comverse, may and intends to rely upon, exemptions from several corporate governance requirements, including requirements that:
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

Additionally, Comverse has the right to have its nominees represented on our compensation committee and our corporate governance and nominating committee. Accordingly, our stockholders are not and will not be afforded the same protections generally as stockholders of other NASDAQ-listed companies for so long as Comverse controls the composition of our board and our board determines to rely upon such exemptions. See “— Comverse can control our business and affairs, including our board of directors” below for more information on the risks we face in connection with Comverse’s beneficial ownership of a majority of our common stock as noted above.
Comverse can control our business and affairs, including our board of directors.
Because Comverse beneficially owns a majority of our common stock assuming conversion of our preferred stock, Comverse effectively controls the outcome of all matters submitted for stockholder action, including the approval of significant corporate transactions, such as certain equity issuances or mergers and acquisitions. The terms of our preferred stock, all of which is held by Comverse, entitle Comverse to further control over significant corporate transactions. As of January 31, 2011, the preferred stock was convertible into approximately 10.4 million shares of our common stock, giving Comverse beneficial ownership of 56.2% of our common stock assuming conversion of such preferred stock.
By virtue of its majority ownership stake, Comverse also has the ability, acting alone, to remove existing directors and/or to elect new directors to our board of directors to fill vacancies. At present, Comverse has appointed individuals who are officers, executives, or directors of Comverse as four of our eight directors. These directors have fiduciary duties to both us and Comverse and may become subject to conflicts of interest on certain matters where Comverse’s interest as majority stockholder may not be aligned with the interests of our minority stockholders. In addition, if we fail to repurchase the preferred stock as required upon a fundamental change, then the number of directors constituting the board of directors will be increased by two and Comverse will have the right to elect two directors to fill such vacancies.
As a consequence of Comverse’s control over the composition of our board of directors, Comverse can also exert a controlling influence on our management, direction and policies, including the ability to appoint and remove our officers, engage in certain corporate transactions, including debt financings and mergers or acquisitions, or, subject to the terms of our credit agreement, declare and pay dividends.
We have been adversely affected as a result of being a consolidated, controlled subsidiary of Comverse and may continue to be adversely affected in the future.
We have been adversely affected as a result of being a consolidated, controlled subsidiary of Comverse and may continue to be adversely affected in the future. We were forced to wait until the conclusion of the Comverse special committee investigation to record certain stock-based compensation expenses related to our employees, which was the initial reason for our previous extended filing delay. The subsequent expansion of the Comverse special committee investigation into other accounting issues further prolonged our previous extended filing delay. In addition, because of our previous inclusion in Comverse’s consolidated tax group and our related tax sharing agreement with Comverse, as further discussed below, we were also forced to wait for Comverse to substantially complete its analysis of certain tax information, including information related to the net operating loss carryforwards (“NOLs”) allocated to us as of our May 2002 IPO, in order to complete the restatement of our historical financial statements and preparation of certain more recent period financial statements, and associated audits. In addition to our own internal investigation and revenue recognition review, these investigations and reviews required significant time, expense, and management distraction, contributed to the previous protracted delay in the completion of our SEC filings, and caused significant concerns on the part of customers, partners, investors, and employees.

Future delays at Comverse, if any, may again delay the completion of the preparation of our future financial statements, associated audits and SEC filings, which could have an adverse effect on our business. In addition, if errors are discovered in the information provided to us by Comverse in the past, we may be required to correct or restate our financial statements. In part because of the issues identified at Comverse and our relationship with Comverse, we have also been subject to enhanced scrutiny by third parties, including customers, prospects, suppliers, service providers, and regulatory authorities, all of which have adversely affected our business, and the cost, duration, and risks associated with our restatement and audits have increased.
We may continue to be adversely affected by events at Comverse so long as we remain one of its majority-owned subsidiaries. In particular, Comverse’s strategic plans and related announcements regarding its assets, including its ownership interest in our stock, may adversely affect us or our business.
Our previous inclusion in Comverse’s consolidated tax group and our related tax sharing agreement with Comverse may expose us to additional tax liabilities.
Prior to our IPO in May 2002, we were included in Comverse’s U.S. federal income tax return. Following our IPO, we began filing a separate United States federal income tax return for our own consolidated group; however, we remain party to a tax-sharing agreement with Comverse for prior periods. As a result, Comverse may unilaterally make decisions that could impact our liability for income taxes for periods prior to the IPO. Additionally, adjustments to the consolidated group’s tax liability for periods prior to our IPO could affect our NOLs from Comverse and cause us to incur additional tax liability in future periods. The foregoing could result from, among other things, any agreements between Comverse and the Internal Revenue Service relating to issues that could be raised upon examination or the filing of amended United States federal income tax returns by Comverse on our behalf.
In addition, notwithstanding the terms of the tax sharing agreement, United States federal income tax law provides that each member of a consolidated federal income tax group is severally liable for the group’s entire tax obligation; as a result, under certain circumstances, we could be liable for taxes of other members of the Comverse consolidated group if, for example, United States federal income tax assessments were not paid. Similar principles apply for certain combined state income tax return filings.

We have a significant amount of debt under our credit agreement, which exposes us to leverage risks and subjects us to restrictive covenants which may adversely affect our operations.
Risks associated with significant leverage.
At January 31, 2011, we had outstanding indebtedness of approximately $583.2 million under our credit agreement, meaning that we are significantly leveraged. Our leverage position may, among other things:
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
We consider other financing and refinancing options from time to time. In the event we pursue alternative or replacement financing, there can be no assurance that we will be able to obtain any such financing or if obtained that the terms of such financing will be on desirable terms.
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

Our ability to comply with the leverage ratio covenant is highly dependent upon our ability to continue to grow earnings from quarter to quarter, which requires us to increase revenue while limiting increases in expenses or, if we are unable to increase or maintain revenue, to reduce expenses. Our ability to satisfy our debt obligations and our leverage ratio covenant will depend upon our future operating performance, which will be affected by prevailing economic conditions and financial, business, and other factors, many of which are beyond our control. Alternatively, we may seek to maintain compliance with the leverage ratio covenant by reducing our outstanding debt, including by raising additional funds through securities offerings, asset sales, or other transactions. There can be no assurance that we will be able to grow our earnings, reduce our expenses, and/or reduce our outstanding debt to the extent necessary to maintain compliance with this covenant. In addition, any expense reductions undertaken to maintain compliance may impair our ability to compete by, among other things, limiting research and development, expansion plans, or hiring of key personnel. The complexity of our revenue accounting and the continued shift of our business to the end of the quarter (discussed in greater detail above) has also increased the difficulty in accurately forecasting quarterly revenue and therefore in predicting whether we will be in compliance with the leverage ratio requirements at the end of each quarter.
Our credit agreement also includes a requirement that we deliver audited consolidated financial statements to the lenders within 90 days of the end of each fiscal year. If audited consolidated financial statements are not so delivered, and such failure of delivery is not remedied within 30 days thereafter, and an amendment or waiver of such requirement is not obtained, an event of default occurs.
If an event of default occurs under the credit agreement, our lenders could declare all amounts outstanding to be immediately due and payable. In that event, we may be forced to seek an amendment of and/or waiver under the credit agreement, raise additional capital through securities offerings, asset sales, or other transactions, or seek to refinance or restructure our debt. In such a case, there can be no assurance that we will be able to consummate such an amendment and/or waiver, capital raising transaction, or refinancing or restructuring on reasonable terms or at all.
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
The rights of the holders of shares of our common stock are subject to, and may be adversely affected by, the rights of holders of the preferred stock.
In connection with our 2007 acquisition of Witness, we issued 293,000 shares of convertible preferred stock to Comverse at an aggregate purchase price of $293.0 million. The issuance of shares of common stock upon conversion of the preferred stock would result in substantial dilution to the other common stockholders. As of January 31, 2011, the preferred stock was convertible into approximately 10.4 million shares of our common stock. In addition, the terms of the preferred stock include liquidation, dividend, and other rights that are senior to and more favorable than the rights of the holders of our common stock.
Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments.
As part of our growth strategy, we have made a number of acquisitions and investments and expect to continue to make acquisitions and investments in the future, subject to the terms of our credit agreement and other restrictions resulting from our capital structure. Acquisitions or investments that are not immediately accretive to earnings may also make it more difficult for us to maintain compliance with the maximum leverage ratio covenant under our credit agreement.
In recent periods, the market for acquisitions has become more competitive and valuations have increased. Several of our competitors have also completed acquisitions of companies in or adjacent to our markets in recent periods. As a result, it may be more difficult for us to identify suitable acquisition targets or to consummate acquisitions once identified on reasonable terms or at all. If we are not able to execute on our acquisition strategy, we may not be able to achieve our growth strategy, may lose market share, or may lose our leadership position in one or more of our markets.
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

The process of integrating an acquired company’s business into our operations and investing in new technologies may result in unforeseen operating difficulties and expenditures, which may require a significant amount of our management’s attention that would otherwise be focused on the ongoing operation of our business. Other risks we may encounter with acquisitions include the effect of the acquisition on our financial and strategic positions and our reputation, the inability to obtain the anticipated benefits of the acquisition, including synergies or economies of scale, on a timely basis or at all, or challenges in reconciling business practices, particularly in foreign geographies, or systems. Due to rapidly changing market conditions, we may also find the value of our acquired technologies and related intangible assets, such as goodwill, as recorded in our financial statements, to be impaired, resulting in charges to operations. The magnitude of these risks is greater in the case of large acquisitions, such as our 2007 acquisition of Witness. There can be no assurance that we will be successful in making additional acquisitions or that we will be able to effectively integrate any acquisitions we do make or realize the expected benefits for our business.
If our goodwill or other intangible assets become impaired, our financial condition and results of operations would be negatively affected.
Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. Goodwill and other intangible assets totaled approximately $895.7 million, or approximately 65% of our total assets, as of January 31, 2011. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets. We make assumptions and estimates in this assessment which are complex and often subjective. These assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. We did not record any non-cash impairment charges for the years ended January 31, 2011 and 2010, but we did record non-cash impairment charges for the years ended January 31, 2009 and 2008, totaling $26.0 million and $23.4 million, respectively. These non-cash impairment charges related to acquisitions made in our Video Intelligence segment and in our Workforce Optimization performance management consulting business. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future. Any significant impairment charges would negatively affect our financial condition and results of operations.
Our international operations subject us to currency exchange risk.
Most of our revenue is denominated in U.S. dollars, while a significant portion of our operating expenses, primarily labor expenses, is denominated in the local currencies where our foreign operations are located, principally Israel, Germany, the United Kingdom, and Canada. As a result, we are exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could increase the U.S. dollar cost of our operations in these countries, which could have a material adverse effect on our results of operations. In addition, since a portion of our sales are made in foreign currencies, primarily the British pound and the euro, fluctuations in the value of these currencies relative to the U.S. dollar could impact our revenue (on a U.S. dollar basis) and materially adversely affect our results of operations.

Our ability to realize value from and use our NOLs will impact our tax liability.
We have significant deferred tax assets as a result of prior net operating losses. These deferred tax assets can provide us with significant future tax savings if we are able to use them. However, the extent to which we will be able to use these tax benefits may be impacted, restricted, or eliminated by a number of factors including whether we generate sufficient future net income, adjustments to Comverse’s tax liability for periods prior to our IPO, changes in tax rates, laws, or regulations that could have retroactive effect, or an “ownership change” under Section 382 of the Internal Revenue Code. If an ownership change were to occur, it would impose an annual limit on the amount of pre-change NOLs and other losses available to reduce our taxable income and could result in a reduction in the value of our NOL carryforwards or the realizability of other deferred tax assets. To the extent that we are unable to utilize our NOLs or other losses, our results of operations, liquidity, and financial condition could be adversely affected in a significant manner. When we cease to have NOLs available to us in a particular tax jurisdiction, either through their expiration, disallowance, or utilization, our tax liability will increase in that jurisdiction.
Our stock price has been volatile and your investment could lose value.
All of the risk factors discussed in this section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us or our competitors of acquisitions, major transactions, or management changes could also affect our stock price. Our stock price is subject to speculation in the press and the analyst community, including with respect to Comverse’s strategic plans, announcements relating to Comverse’s strategic plans, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. Stock sales by Comverse or our directors, officers, or other significant holders may also affect our stock price. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following describes our leased and owned properties as of the date of this report.
Leased Properties
We lease a total of approximately 269,800 square feet of office space in the United States. Our corporate headquarters are located in a leased facility in Melville, New York, and consist of approximately 45,800 square feet under a lease that expires in May 2013. The facility is used primarily by our administrative, sales, marketing, customer support, and services groups. We lease approximately 96,500 square feet at a facility in Roswell, Georgia under a lease that expires in November 2012. The Roswell, Georgia facility is used primarily by the administrative, marketing, product development, support, and sales groups for our Workforce Optimization operations.
We occupy additional leased facilities in the United States, including offices located in Columbia, Maryland and Denver, Colorado which are primarily used for product development, sales, training, and support for our Video Intelligence operations; an office in Gainesville, Virginia used primarily for supporting our Communications Intelligence operations; and offices in Santa Clara, California; Lyndhurst, New Jersey; San Diego, California; and Norwell, Massachusetts which are primarily used for product development, sales, training, and support for our Workforce Optimization operations.
Outside of the United States, we occupy approximately 176,000 square feet at a facility in Herzliya, Israel under a lease that expires in October 2015. The Herzliya, Israel facility is used primarily for manufacturing, storage, development, sales, marketing, and support related to our Communications Intelligence operations. We also occupy approximately 34,500 square feet at a leased facility in Laval, Quebec, which is used primarily for our manufacturing, product development, support, and sales for our Video Intelligence operations. The lease in Laval, Quebec expires in June 2012. We occupy approximately 20,000 square feet at a facility in Weybridge, the United Kingdom under a lease which expires in February 2021. The Weybridge facility is used primarily for administrative, marketing, product development, support, and sales groups for our Workforce Optimization and Video Intelligence operations.
Additionally, we occupy leased facilities outside of the United States in Zoetermeer, the Netherlands; Sao Paulo, Brazil; Mexico City, Mexico; Letterkenney, Ireland; Hong Kong, China; Tokyo, Japan; Sydney, Australia; Taguig, Philippines; Singapore (through our joint venture); and Gurgaon and Bangalore, India which are used primarily by our administrative, product development, sales, and support functions for our Workforce Optimization, Communications Intelligence, and Video Intelligence operations.
In addition to the leases noted above, we also lease office space throughout the world for our local sales, support, and services needs. For additional information regarding our lease obligations, see Note 17, “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this report.

Owned Properties
We own approximately 12.3 acres of land, including 40,000 square feet of office space in Durango, Colorado, which we have historically used to support our Video Intelligence operations. On October 10, 2006, we entered into a 10-year lease with a third party for 6.5 acres of these 12.3 acres, all of which was undeveloped and not being used by us. The remaining 5.8 acres, including the office space, are subject to a security interest under our term loan and credit agreement.
We also own approximately 35,000 square feet of office and storage space for sales, manufacturing, support, and development for our Communications Intelligence operations in Bexbach, Germany.
We believe that our leased and owned facilities are in good operating condition and are adequate for our current requirements, although growth in our business may require us to acquire additional facilities or modify existing facilities. We believe that alternative locations are available in all areas where we currently do business.

Item 3.	Legal Proceedings
On March 26, 2009, a motion to approve a class action lawsuit (the “Labor Motion”), and the class action lawsuit itself (the “Labor Class Action”) (Labor Case No. 4186/09), were filed against our subsidiary, Verint Systems Limited (“VSL”), by a former employee of VSL, Orit Deutsch, in the Tel Aviv Labor Court. Ms. Deutsch purports to represent a class of our employees and ex-employees who were granted options to buy shares of Verint and to whom allegedly damages were caused as a result of the blocking of the ability to exercise Verint options by our employees or ex-employees. The Labor Motion and the Labor Class Action both claim that we are responsible for the alleged damages due to our status as employer and that the blocking of Verint options from being exercised constitutes a default of the employment agreements between the members of the class and VSL. The Labor Class Action seeks compensatory damages for the entire class in an unspecified amount. On July 9, 2009, we filed a motion for summary dismissal and alternatively for the stay of the Labor Motion. A preliminary session was held on July 12, 2009. Ms. Deutsch filed her response to our response on November 10, 2009. On February 8, 2010, the Tel Aviv Labor Court dismissed the case for lack of material jurisdiction and ruled that it will be transferred to the District Court in Tel Aviv. The case has been scheduled for a preliminary hearing in the District Court in Tel Aviv on October 11, 2011.
From time to time we or our subsidiaries may be involved in other legal proceedings and/or litigation arising in the ordinary course of our business.While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any current claims, including the above-mentioned legal matter, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
From the time we became publicly traded on May 16, 2002 until January 31, 2007, our common stock was traded on the NASDAQ National Market. From February 1, 2007 until July 2, 2010 (the last trading day prior to the relisting of our common stock on the NASDAQ Global Market) our common stock traded on the over-the-counter securities market under the symbol “VRNT.PK”, with pricing and financial information provided by the Pink Sheets. Our common stock was re-listed on the NASDAQ Global Market and trading in our common stock commenced on the NASDAQ Global Market on July 6, 2010 under the symbol “VRNT”.
The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Pink Sheets.

Year Ended
January 31,	Period	Low	High

2010	2/1/09 – 4/30/09	$3.10	$6.75
	5/1/09 – 7/31/09	$5.30	$12.85
	8/1/09 – 10/31/09	$11.31	$17.25
	11/1/09 – 1/31/10	$15.05	$19.35

2011	2/1/10 – 4/30/10	$17.73	$28.00
	5/1/10 – 7/2/10	$22.20	$27.00
The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the NASDAQ Global Market.

Year Ended
January 31,	Period	Low	High

2011	7/6/10 – 7/31/10	$19.63	$23.80
	8/1/10 – 10/31/10	$22.02	$32.93
	11/1/10 – 1/31/11	$30.67	$38.10
Holders
There were 42 holders of record of our common stock at March 15, 2011. Such record holders include holders who are nominees for an undetermined number of beneficial owners.

Dividends
We have not declared or paid any cash dividends on our equity securities and have no current plans to pay any dividends on our equity securities. We intend to retain our earnings to finance the development of our business, repay debt, and for other corporate purposes. In addition, the terms of our credit agreement restrict our ability to pay cash dividends on shares of our common or preferred stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under Item 7 for a more detailed discussion of these limitations. Our ability to pay dividends on our common stock is also limited by the terms of our outstanding shares of preferred stock which ranks senior to our common stock with respect to the payment of dividends and bears a preferred dividend which currently accrues at the rate of 3.875% per year. See Note 8, “Convertible Preferred Stock” to our consolidated financial statements included in Item 15 of this report, for a more detailed discussion of these restrictions.
Any future determination as to the payment of dividends on our common stock will be made by our board of directors at its discretion, subject to the limitations contained in the credit agreement and the rights of the holders of the preferred stock and will depend upon our earnings, financial condition, capital requirements, and other relevant factors.

Stock Performance Graph
The following table compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Index, assuming an investment of $100 on January 31, 2006 through January 31, 2011, and the reinvestment of any dividends. The comparisons in the graph below are based upon i) closing sale prices on NASDAQ for our common stock for each day prior to the year ended January 31, 2007 and each day from July 6, 2010 through January 31, 2011 and (ii) the closing bid quotations (as reported by the Pink Sheets) for each day during the years ended January 31, 2008, 2009, and 2010 and each day from February 1, 2010 through July 5, 2010. This data is not indicative of, nor intended to forecast, future performance of our common stock.

	January	January	January	January	January	January
	31, 2006	31, 2007	31, 2008	31, 2009	31, 2010	31, 2011

Verint Systems Inc.	$100.00	$91.17	$51.03	$17.93	$50.48	$95.06

NASDAQ Composite Index	$100.00	$109.00	$107.45	$66.46	$97.13	$123.13

NASDAQ Computer & Data Processing Index	$100.00	$111.75	$114.42	$70.76	$108.46	$132.27
Recent Sales of Unregistered Securities
As a result of our inability to file required SEC reports during our extended filing delay period, we ceased using our Registration Statement on Form S-8 to make equity grants to employees during such period. As a result, on March 27, 2006, we suspended option exercises under our equity incentive plans and terminated purchases under our employee stock purchase plan for all employees, including executive officers.

On May 24, 2007, we received a no-action letter from the SEC upon which we relied to make broad-based equity grants to employees under a no-sale theory. We have also made equity grants to our directors, executive officers, and certain other executives who qualify as accredited investors in reliance upon a private placement exemption from the federal securities laws and have made a small number of equity grants to non-U.S. employees under the exemption provided by Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). We resumed options exercise under our equity incentive plans after the close of the market on June 18, 2010.
The following summarizes various time-based equity awards approved by the stock option committee on the dates listed below since the beginning of the year ended January 31, 2011 (excluding directors and executive officers) in the United States and elsewhere throughout the world under the application of the no sale theory or under the exemption provided by Regulation S of the Securities Act:
•	March 17, 2010 — equity awards representing approximately 283,850 shares; and

•	April 17, 2010 — equity awards representing approximately 209,900 shares.
The following summarizes various time-based and performance-based equity awards approved by the board of directors or the stock option committee on the dates listed below since the beginning of the year ended January 31, 2011 under a private placement exemption to directors, executive officers, or other employees qualifying as accredited investors (with officer performance awards included at target levels):
•	March 17, 2010 — equity awards representing approximately 426,850 shares;

•	March 18, 2010 — equity awards representing approximately 20,000 shares; and

•	April 17, 2010 — equity awards representing approximately 37,600 shares.
All grants were made under a stockholder-approved equity compensation plan or contained vesting conditions which required that we receive stockholder approval of a new equity compensation plan or have additional share capacity under an existing stockholder-approved equity compensation plan for the awards to stock vest. At a special meeting of our stockholders, held on October 5, 2010, the Verint Systems Inc. 2010 Long-Term Stock Incentive Plan was approved by our stockholders satisfying the stockholder- approved plan capacity condition of all grants then subject to such condition. All grants were compensatory in nature and were issued without cost to the employees.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	Selected Financial Data
The following selected consolidated financial data has been derived from our consolidated financial statements. The data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and our consolidated financial statements and notes thereto included in Item 15 of this report.
Our historical results should not be viewed as indicative of results expected for any future period.
Five-Year Selected Financial Highlights:
Consolidated Statements of Operations Data

	Year Ended January 31,
(in thousands, except per share data)	2011	2010	2009	2008	2007
Revenue	$726,799	$703,633	$669,544	$534,543	$368,778

Operating income (loss)	$73,105	$65,679	$(15,026)	$(114,630)	$(47,253)

Net income (loss)	$28,585	$17,100	$(78,577)	$(197,545)	$(39,598)

Net income (loss) attributable to Verint Systems Inc.	$25,581	$15,617	$(80,388)	$(198,609)	$(40,519)

Net income (loss) attributable to Verint Systems Inc. common shares	$11,403	$2,026	$(93,452)	$(207,290)	$(40,519)

Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.33	$0.06	$(2.88)	$(6.43)	$(1.26)

Diluted	$0.31	$0.06	$(2.88)	$(6.43)	$(1.26)

Weighted-average shares:
Basic	34,544	32,478	32,394	32,222	32,156

Diluted	37,179	33,127	32,394	32,222	32,156

We have never declared a cash dividend to common stockholders.
Consolidated Balance Sheet Data

	January 31,
(in thousands)	2011	2010	2009	2008	2007
Total assets	$1,376,127	$1,396,337	$1,337,393	$1,492,275	$593,676
Long-term debt, including current maturities	583,234	620,912	625,000	610,000	1,058
Preferred stock	285,542	285,542	285,542	293,663	—
Total stockholders’ equity (deficit)	77,687	(14,567)	(76,070)	30,325	198,890

During the five-year period ended January 31, 2011, we acquired a number of businesses, the more significant of which were the acquisitions of Mercom Systems Inc. (“Mercom”) in July 2006 and Witness in May 2007. The operating results of acquired businesses have been included in our consolidated financial statements since their respective acquisition dates and have contributed to our revenue growth. The May 2007 acquisition of Witness had significant impacts to our revenue and operating results.
Operating results for the year ended January 31, 2011 include:
•	amortization of intangible assets associated with the acquisition of Witness of $27.4 million;
•	interest expense on our term loan and revolving credit agreement of $26.2 million;
•	stock-based compensation expense of $46.8 million;
•	realized losses on our interest rate swap of $3.1 million; and
•	approximately $29 million in professional fees and related expenses associated with our restatement of previously filed consolidated financial statements for periods through January 31, 2005 and our extended filing delay status. During this year, we resumed filing timely periodic reports with the SEC.
Operating results for the year ended January 31, 2010 include:
•	amortization of intangible assets associated with the acquisition of Witness of $28.3 million;
•	interest expense on our term loan and revolving credit agreement of $22.6 million;
•	stock-based compensation expense of $44.2 million;
•	realized and unrealized losses on our interest rate swap of $13.6 million; and
•	approximately $54 million in professional fees and related expenses associated with our restatement of previously filed consolidated financial statements for periods through January 31, 2005 and our extended filing delay status.
Operating results for the year ended January 31, 2009 include:
•	a full year’s revenue from Witness compared to eight months in the prior year;
•	amortization of intangible assets associated with the acquisition of Witness of $31.1 million;

•	integration costs of $3.2 million incurred to support and facilitate the combination of Verint and Witness into a single organization;
•	net proceeds after legal fees of approximately $4.3 million associated with the settlement of pre-existing litigation between Witness and a competitor;
•	interest expense on our term loan and revolving credit agreement of $35.2 million;
•	stock-based compensation expense of $36.0 million;
•	realized and unrealized losses on our interest rate swap of $11.5 million;
•	restructuring costs of $5.7 million and approximately $28 million in professional fees and related expenses associated with our restatement of previously filed consolidated financial statements for periods through January 31, 2005 and our extended filing delay status; and
•	non-cash goodwill impairment charges of $26.0 million.
Operating results for the year ended January 31, 2008 include:
•	an increase in revenue of $123.1 million from the Witness business, beginning in the quarter ended July 31, 2007;
•	amortization of intangible assets associated with the acquisition of Witness of $22.6 million;
•	a $6.7 million charge for in-process research and development;
•	integration costs of $11.0 million incurred to support and facilitate the combination of Verint and Witness into a single organization;
•	legal fees of $8.7 million associated with pre-existing litigation between Witness and a competitor;
•	interest expense on our term loan of $34.4 million;
•	stock-based compensation expense of $31.0 million;

•	realized and unrealized losses on our interest rate swap of $29.2 million;
•	unrealized gains of $7.2 million on an embedded derivative financial instrument related to the variable dividend feature of our preferred stock;
•	restructuring costs of $3.3 million and approximately $26 million in professional fees and related expenses associated with our restatement of previously filed consolidated financial statements for periods through January 31, 2005 and our extended filing delay status; and
•	non-cash goodwill and intangible asset impairment charges of $23.4 million.
Operating results for the year ended January 31, 2007 include:
•	$19.2 million for a one-time settlement charge related to our exit from a royalty-bearing program with the OCS; and
•	approximately $4 million in professional fees and related expenses associated with our restatement of previously filed consolidated financial statements for periods through January 31, 2005 and our extended filing delay status.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with “Business” under Item 1, “Selected Financial Data” under Item 6, and our consolidated financial statements and the related notes thereto included in Item 15 of this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described in “Risk Factors” under Item 1A.
Business Overview
Verint is a global leader in Actionable Intelligence solutions and value-added services. Our solutions enable organizations of all sizes to make timely and effective decisions to improve enterprise performance and make the world a safer place. More than 10,000 organizations in over 150 countries — including over 85% of the Fortune 100 — use Verint Actionable Intelligence solutions to capture, distill, and analyze complex and underused information sources, such as voice, video, and unstructured text.
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

In our Workforce Optimization segment, we are a leading provider of enterprise workforce optimization software and services. Our solutions enable organizations to extract and analyze valuable information from customer interactions and related operational data in order to make more effective, proactive decisions for optimizing the performance of their customer service operations, improving the customer experience, and enhancing compliance. Marketed under the Impact 360 brand to contact centers, back offices, branch and remote offices, and public safety centers, these solutions comprise a unified suite of enterprise workforce optimization applications and services that include IP and TDM voice recording and quality monitoring, speech and data analytics, workforce management, customer feedback, eLearning and coaching, performance management, and desktop productivity/application analysis. These applications can be deployed stand-alone or in an integrated fashion. Key business and technology trends driving this segment include a growing interest in a unified workforce optimization suite and sophisticated customer interaction analytics, the adoption of workforce optimization solutions outside contact centers, and the ongoing upgrade of TDM voice systems to VoIP telephony infrastructure. For the years ended January 31, 2011, 2010, and 2009, this segment represented approximately 57%, 53%, and 53% of our total revenue, respectively.
In our Video Intelligence segment, we are a leading provider of networked IP video solutions designed to optimize security and enhance operations. Our Video Intelligence solutions portfolio includes IP video management software and services, edge devices for capturing, digitizing, and transmitting video over different types of wired and wireless networks, video analytics, networked video recorders, and a physical security information management system. Marketed under the Nextiva brand, this portfolio enables organizations to deploy an end-to-end IP video solution with analytics or evolve to IP video operations without discarding their investments in analog CCTV technology. Key business and technology trends in the Video Intelligence segment include increased demand for advanced security solutions due to ongoing terrorism and security threats around the world and the transition from relatively passive analog CCTV video systems to more sophisticated network-based IP video solutions. For the years ended January 31, 2011, 2010, and 2009, this segment represented approximately 18%, 21%, and 19% of our total revenue, respectively.
In our Communications Intelligence segment, we are a leading provider of communications intelligence and investigative solutions that help law enforcement, national security, intelligence, and civilian government agencies effectively detect, investigate, and neutralize criminal and terrorist threats. Our solutions are designed to handle massive amounts of unstructured and structured information from different sources, quickly make sense of complex scenarios, and generate evidence and intelligence. Our portfolio includes solutions for communications interception, service provider compliance, mobile location tracking, fusion and data management, Web intelligence, and tactical communications intelligence. These solutions can be deployed stand-alone or collectively, as part of a large-scale system to address the needs of large government agencies that require advanced, comprehensive solutions. Key business and technology trends in this segment include the demand for innovative communications intelligence and investigative solutions due to terrorism, criminal activities, and other security threats, an expanding range of communication and information media, the increasing complexity of communications networks and growing network traffic, and legal and compliance requirements. For the years ended January 31, 2011, 2010, and 2009, this segment represented approximately 25%, 26%, and 28% of our total revenue, respectively.

Generally, we make business decisions by evaluating the risks and rewards of the opportunities available to us in the markets served by each of our segments. We view each operating segment differently and allocate capital, personnel, resources, and management attention accordingly. In reviewing each operating segment, we also review the performance of that segment by geography. Our marketing and sales strategies, expansion opportunities, and product offerings may differ materially within a particular segment geographically, as may our allocation of resources between segments. When making decisions regarding investment in our business, increasing capital expenditures or making other decisions that may reduce our profitability, we also consider the leverage ratio in our credit facility. See “— Liquidity and Capital Resources” for more information.
Key Trends and Developments in Our Business
We believe that there are many factors that affect our ability to sustain and increase both revenue and profitability, including:
•	Market acceptance of Actionable Intelligence for unstructured data, particularly analytics. We are in an early stage market where the value of certain aspects of our products and solutions is still in the process of market acceptance. We believe that our future growth depends in part on the continued and increasing acceptance of the value of our data analytics across our product offerings.

•	Our capital structure may impact our financing activities, investments, and growth. We have a majority stockholder that can effectively control our business and affairs. We also are subject to various restrictive covenants under our credit facility, as well as a leverage ratio financial covenant. As a result, our current capital structure limits our ability to issue equity, incur additional debt, engage in mergers or acquisitions, or make certain investments in our business. These limitations may impede our ability to execute upon our business strategy.

•	Information technology spending. Our growth and results depend in part on continued improvement in the economic environment and the pace of growth in information technology spending.
See also “Risk Factors” under Item 1A for a more complete description of these and other risks that may impact future revenue and profitability.
Our Extended Filing Delay and Related Matters
As previously disclosed, from March 2006 through March 2010, we did not make periodic filings with the SEC as a result of certain internal and external investigations and reviews of accounting matters and the identification of material weaknesses in our internal control over financial reporting. In connection with the foregoing and related matters, we incurred approximately $137 million of professional fees and related expenses during the four years ended January 31, 2011. By June 2010, these investigations and reviews and related matters had been concluded, and, in connection with our evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2011, we concluded that we had remediated all previously identified material weaknesses in our internal control over financial reporting. As a result, we expect future professional fees and related expenses to decline from the amounts incurred in prior periods. See “Business—Our Extended Filing Delay and Related Matters” under Item 1 for more information.

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
Revenue Recognition
Our revenue recognition policy is a critical component of determining our operating results and is based on a complex set of accounting rules that require us to make significant judgments and estimates. We derive revenue primarily from two sources: product revenue, which includes revenue from hardware and software products, and service and support revenue, which includes revenue from installation services, PCS, project management, hosting services, and training services. Our customer arrangements may include any combination of these elements. We follow the appropriate revenue recognition rules for each type of revenue. For additional information, see Note 1, “Summary of Significant Accounting Policies” to our consolidated financial statements included in Item 15 of this report. Revenue recognition for a particular arrangement is dependent upon such factors as the level of customization within the solution and the contractual delivery, acceptance, payment, and support terms with the customer. Significant judgment is required to conclude on each of these factors, and if we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.
Our multiple-element arrangements include software, hardware, PCS, and professional services, which must be carefully reviewed to determine whether the fair value of each element can be established, which is a critical factor in determining the timing of the arrangement’s revenue recognition. We allocate revenue to delivered elements of the arrangement using the residual value method (“Residual Method”), whereby revenue is allocated to the undelivered elements based on vendor specific objective evidence of the fair value (“VSOE”) of the undelivered elements with the remaining arrangement fee allocated to the delivered elements and recognized as revenue assuming all other revenue recognition criteria are met. If we are unable to establish VSOE for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered. However, if the only undelivered element is PCS, we recognize the arrangement fee ratably over the PCS term or the period that the customer was entitled to renew its PCS but not to exceed the estimated economic life of the product or contractual period. We evaluate many factors in determining the estimated economic life of our products, including the support period of the product, technological obsolescence, product roadmaps, and customer expectations. We have concluded that our software products have estimated economic lives ranging from five to seven years.

Our policy for establishing VSOE for installation, consulting, and training is based upon an analysis of separate sales of services, which are then compared with the fees charged when the same elements are included in a multiple-element arrangement.
PCS revenue is derived from providing technical software support services and software updates and upgrades to customers on a when-and-if-available basis. PCS revenue is recognized ratably over the term of the maintenance period which, in most cases, is one year. When PCS is included within a multiple-element arrangement, we utilize either the substantive renewal rate approach or the bell-shaped curve approach to establish VSOE of the PCS, depending upon the business operating segment, geographical region, or product line.
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
Accounting for Business Combinations
Business acquisitions completed prior to January 31, 2009 have been accounted for using purchase method standards effective prior to that date. New accounting standards for business combinations were effective for us on February 1, 2009. Under these accounting standards, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development costs based upon their estimated fair values at the acquisition date. These fair values are typically estimated with assistance from independent valuation specialists. The purchase price allocation process requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, contractual support obligations assumed, and pre-acquisition contingencies.
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
Impairment of Goodwill and Other Intangible Assets
We perform our goodwill impairment test on an annual basis, as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. Our goodwill impairment evaluation is based upon comparing the fair value to the carrying value of our reporting units containing goodwill. To test for potential impairment, we first perform an assessment of the fair value of our reporting units. We utilize three primary approaches to assess fair value: (a) an income based approach, using projected discounted cash flows, (b) a market based approach, using multiples of comparable companies, and (c) a transaction based approach, using multiples for recent acquisitions of similar businesses made in the marketplace.
Our estimate of fair value of each reporting unit is based on a number of subjective factors, including: (a) appropriate consideration of valuation approaches (income approach, comparable public company approach, and comparable transaction approach), (b) estimates of our future cost structure, (c) discount rates for our estimated cash flows, (d) selection of peer group companies for the comparable public company and the comparable transaction approaches, (e) required levels of working capital, (f) assumed terminal value, and (g) time horizon of cash flow forecasts.
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
During the year ended January 31, 2009, we recorded non-cash charges to recognize $26.0 million of impairments of goodwill and other intangible assets. We did not record any impairments of goodwill for the years ended January 31, 2011 or 2010, as the fair values of all of our reporting units significantly exceeded their carrying values.

Since the estimated fair values of our reporting units significantly exceeded their carrying values as of November 1, 2010, and no indicators of potential impairment were identified between November 1, 2010 and January 31, 2011, we currently do not believe that our reporting units are at risk of impairment. The assumptions and estimates used in this process are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments, and estimates we have used in our assessment are reasonable and appropriate, a material change in any of our assumptions or external factors could trigger impairments not originally identified.
Income Taxes
We account for income taxes under the asset and liability method which includes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements. Under this approach, deferred taxes are recorded for the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial statement and tax bases of our assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. The effects of future changes in income tax laws or rates are not anticipated.
We are subject to income taxes in the United States and numerous foreign jurisdictions. The calculation of our tax provision involves the application of complex tax laws and requires significant judgment and estimates.
We evaluate the realizability of our deferred tax assets for each jurisdiction in which we operate at each reporting date, and we establish a valuation allowance when it is more likely than not that all or a portion of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the same character and in the same jurisdiction. We consider all available positive and negative evidence in making this assessment, including, but not limited to, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. In circumstances where there is sufficient negative evidence indicating that our deferred tax assets are not more likely than not realizable, we establish a valuation allowance.
We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more likely than not sustainable, based solely on their technical merits, upon examination, and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position as the largest amount that we believe is more likely than not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements represent our unrecognized income tax benefits, which we either record as a liability or as a reduction of deferred tax assets. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

Contingencies
We recognize an estimated loss from a claim or loss contingency when and if information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for claims and contingencies requires the use of significant judgment and estimates. One notable potential source of loss contingencies is pending or threatened litigation. Legal counsel and other advisors and experts are consulted on issues related to litigation as well as on matters related to contingencies occurring in the ordinary course of business.
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
Impact of Our VSOE/Revenue Recognition Policies on Our Results of Operations
When VSOE does not exist for all delivered elements of an arrangement, we recognize revenue under the Residual Method. In essence, the value of our products is derived by ascertaining the fair value of all undelivered elements (i.e., PCS and other services) and subtracting the value of the undelivered elements from the total arrangement value. If the fair value of all undelivered elements cannot be determined, revenue recognition is deferred for all elements, including delivered elements, until all elements are delivered. However, if the only undelivered element is PCS, the entire arrangement fee is recognized ratably over the PCS term or the period that the customer was entitled to renew its PCS but not to exceed the estimated economic life of the product or contractual period (“Ratable Method”).
Following is a general overview of how we recognize revenue for multiple-element arrangements by segment.
Workforce Optimization Segment
In most instances, revenue from our Workforce Optimization customers is generated under multiple element sales agreements which may contain any combination of perpetual software licenses, hardware, professional services, and PCS. Professional services include mainly installation, project management and training. For the most part, product revenue is recognized upon delivery as we have been able to establish VSOE for our undelivered services and PCS. The majority of professional services revenue is recognized when the services are rendered, and PCS revenue is generally recognized ratably over the contractual support term.

Over the last three years, in our Workforce Optimization segment, approximately 53% of our revenue was recognized when delivery of our products or performance of our services occurred using the Residual Method and approximately 47% was recognized using the Ratable Method.
Video Intelligence Segment
Our Video Intelligence customer arrangements can consist of hardware, video management and/or analytic software, professional services and PCS. We sell a majority of our Video Intelligence products indirectly through a global network of system integrators whom are considered end-users and typically recognize product revenue upon delivery. During the years ended January 31, 2011 and 2010, VSOE for PCS services was established for certain arrangements in our Video Intelligence segment. In the year ended January 31, 2009 we were unable to adequately establish VSOE for our PCS service plans due to the lack of actual subsequent renewals and the inability to identify Video Intelligence customers that were under current PCS service plans. Accordingly, in the year ended January 31, 2009, we recognized revenue for these arrangements over the support period, limited to the estimated economic life of the product.
Over the last three years, in our Video Intelligence segment, approximately 64% of our revenue was recognized when delivery of our products or performance of our services occurred using the Residual Method and approximately 36% was recognized using the Ratable Method.
Communications Intelligence Segment
Our Communications Intelligence revenue is generated under sales agreements with customers which contain multiple elements, similar to those noted previously in our Workforce Optimization segment. In addition, certain Communications Intelligence arrangements require significant customization to meet the particular requirements of the customer. During the year ended January 31, 2011, VSOE for professional services was established for certain arrangements in our Communications Intelligence segment which allowed for the recognition of product revenue prior to the services being performed. In the years ended January 31, 2010 and 2009, VSOE for professional services was not established for our Communications Intelligence transactions and as a result, product revenue that could have otherwise been recognized upon delivery is being deferred until all services associated with the arrangement are completed. This results in revenue recognition being deferred for up to several quarters depending on the nature of the arrangement. In addition, several of our Communications Intelligence contracts require substantial customization, and are therefore accounted for under contract accounting (the “Contract Accounting Method”) using either the completed contract or percentage of completion method. In addition, certain of these arrangements are bundled with PCS for which we were unable to establish VSOE, and revenue is recognized to the extent of costs incurred when some level of profitability is assured. Once the services are completed, the remaining portion of the arrangement fee is recognized ratably over the remaining PCS period.

Over the last three years, based on the way we recognize revenue in our Communications Intelligence segment, approximately 50% of our revenue was recognized using the Residual Method, approximately 20% was recognized using the Ratable Method, and approximately 30% was recognized under the contract accounting methods, primarily using the POC method.
Cost of Revenue
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
Results of Operations
Financial Overview
The following table sets forth a summary of certain key financial information for the years ended January 31, 2011, 2010, and 2009:

	Year Ended January 31,
(in thousands, except per share data)	2011	2010	2009

Revenue	$726,799	$703,633	$669,544

Operating income (loss)	$73,105	$65,679	$(15,026)

Net income (loss) attributable to Verint Systems Inc. common shares	$11,403	$2,026	$(93,452)

Net income (loss) per common share attributable to Verint Systems Inc.:

Basic	$0.33	$0.06	$(2.88)

Diluted	$0.31	$0.06	$(2.88)

Year Ended January 31, 2011 compared to Year Ended January 31, 2010. Our revenue increased approximately 3%, or $23.2 million, to $726.8 million in the year ended January 31, 2011 from $703.6 million in the year ended January 31, 2010. The increase was due to a revenue increase in our Workforce Optimization segment, partially offset by a revenue decrease in our Video Intelligence and Communications Intelligence segments. In our Workforce Optimization segment, revenue increased by $35.7 million, or 10%, primarily due to an increase in our customer install base and the related support revenue generated from this customer base during the year ended January 31, 2011. In addition, our implementation service revenue increased as a result of the growth of our professional services organization to meet the demand of our customer base, and our product revenue increased as a result of increased customer order activity. In our Communications Intelligence segment, revenue decreased $1.6 million, or 1%, primarily due to a decrease in Contract Accounting Method revenue primarily as a result of substantially completing our deliverables for certain large projects during the prior fiscal year, partially offset by an increase in Residual Method revenue primarily as a result of a higher volume of projects completed during the year ended January 31, 2011. In our Video Intelligence segment, revenue decreased $11.0 million, or 8%, primarily due to a reduction of product deliveries to a major customer in the year ended January 31, 2011, partially offset by an increase in revenue from other customers. For more details on our revenue by segment, see “—Revenue by Operating Segment”. Revenue in the Americas, EMEA, and APAC represented approximately 53%, 26%, and 21% of our total revenue, respectively, in the year ended January 31, 2011 compared to approximately 55%, 25%, and 20%, respectively, in the year ended January 31, 2010.
Operating income was $73.1 million in the year ended January 31, 2011 compared to $65.7 million in the year ended January 31, 2010. The increase in operating income was primarily due to an increase in gross profit of $24.8 million to $488.5 million from $463.7 million, partially offset by an increase in operating expenses of $17.4 million to $415.4 million from $398.0 million. The increase in gross profit was primarily due to higher revenue in our Workforce Optimization operating segment. The increase in operating expenses was primarily due to an increase in employee compensation of $27.4 million as a result of an increase in employee headcount and salary increases as well as the foreign currency impact as described below. Other increases to operating expenses included an increase in stock-based compensation expense of $2.2 million primarily due to the impact of the increase in our stock price on certain stock-based compensation arrangements accounted for as liability awards, an increase in employee sales commissions of $1.9 million and travel expenses of $2.1 million. These increases were partially offset by a reduction in professional fees of $17.1 million following the completion of our restatement of previously filed financial statements and our extended filing delay status.
Net income attributable to Verint Systems Inc. common shares was $11.4 million and diluted net income per common share was $0.31 in the year ended January 31, 2011 compared to net income attributable to Verint Systems Inc. common shares of $2.0 million and diluted net income per common share of $0.06 in the year ended January 31, 2010. The increase in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the year ended January 31, 2011 was due to our increased operating income as described above, lower other expense, net of $6.9 million and a $2.8 million increase in provision for income taxes.

The U.S. dollar strengthened relative to the British pound sterling and euro and weakened relative to the Israeli shekel, Canadian dollar, Australian dollar, Singapore dollar and Brazilian real, which are the major foreign currencies in which we transacted, during the year ended January 31, 2011 compared to the year ended January 31, 2010, resulting in a decrease in our revenue and an increase in our cost of revenue and our operating expenses. Had foreign exchange rates remained constant in these periods, our revenue would have been approximately $1.0 million higher and our operating expenses and cost of revenue would have been approximately $6.0 million lower, which would have resulted in approximately $7.0 million of higher operating income.
As of January 31, 2011, we employed approximately 2,800 employees, including part-time employees and certain contractors, as compared to approximately 2,500 as of January 31, 2010.
Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Our revenue increased approximately 5%, or $34.1 million, to $703.6 million in the year ended January 31, 2010 from $669.5 million in the year ended January 31, 2009. The increase was due to revenue increases in our Workforce Optimization and Video Intelligence segments, partially offset by a revenue decrease in our Communications Intelligence segment. In our Workforce Optimization segment, revenue increased by $22.4 million, or 6%, primarily due to the completion of a multi-site installation for a major customer for which revenue was recognized upon final customer acceptance, coupled with an increase in maintenance renewal revenue recognized at full value as a result of the elimination of the impact of purchase accounting adjustments to support obligations assumed which amounted to $5.2 million in the year ended January 31, 2009. We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, as required by business combination accounting rules, revenue related to maintenance contracts in the amount of $5.2 million that would have been otherwise recorded by Witness as an independent entity, was not recognized in the year ended January 31, 2009. There was no remaining deferred revenue balance associated with the acquisition as of January 31, 2009. Historically, substantially all of our customers, including customers from acquired companies, renew their maintenance contracts when such contracts are eligible for renewal. To the extent these underlying maintenance contracts are renewed, we will recognize the revenue for the full value of these contracts over the maintenance periods, the substantial majority of which are one year. In our Video Intelligence segment, revenue increased $18.0 million, or 14%, almost entirely due to the product delivery of an order from a major customer, partially offset by a decrease of approximately $7 million in Ratable Method revenue. In our Communications Intelligence segment, revenue decreased by $6.3 million, or 3%, primarily due to a decrease in Residual Method revenue associated with fewer customer installations partially offset by an increase in Contract Accounting Method revenue due to work performed on certain large projects. For more details on our revenue by segment, see “— Revenue by Operating Segment”. Revenue in the Americas, EMEA, and APAC, represented approximately 55%, 25%, and 20% of our total revenue, respectively, in the year ended January 31, 2010 compared to approximately 52%, 32%, and 16%, respectively, in the year ended January 31, 2009.

Operating income was $65.7 million in the year ended January 31, 2010 compared to an operating loss of $15.0 million in the year ended January 31, 2009. The increase in operating income was primarily due to an increase in gross profit of $52.4 million to $463.7 million, or 66%, from $411.3 million, or 61%, coupled with a decrease in operating expenses of $28.3 million. The increase in gross profit was primarily due to higher revenue and higher gross margin in our Workforce Optimization and Video Intelligence segments, partially offset by lower revenue and lower gross margin in our Communications Intelligence segment. Product margins in our Video Intelligence and Workforce Optimization segments increased mainly as a result of a more favorable product mix. Service margins increased due to our cost-saving initiatives, as well as the fact, that in certain cases, expenses associated with service revenue recognized in the year ended January 31, 2010 under the Ratable Method were recorded in prior periods when the costs were incurred. As discussed under “— Impact of our VSOE/Revenue Recognition Policies on our Results of Operations”, in accordance with U.S. GAAP, and our accounting policy, the cost of revenue associated with services is generally expensed as incurred in the period in which the services are performed, with the exception of certain transactions accounted for under Contract Accounting Method revenue. The decrease in operating expenses was primarily due to the absence of impairment of goodwill and other acquired intangible asset charges in the year ended January 31, 2010 compared to $26.0 million of impairment of goodwill and other acquired intangible asset charges in the year ended January 31, 2009, as well as a $4.5 million decrease in research and development expenses and a $4.5 million decrease in integration, restructuring and other, partially offset by a $9.7 million increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses is primarily due to an increase of approximately $26 million in professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay status partially offset by our cost-saving initiatives.
Net income (loss) attributable to Verint Systems Inc. common shares was $2.0 million and income per common share of $0.06 in the year ended January 31, 2010 compared to a net loss attributable to Verint Systems Inc. common shares of $93.5 million and a loss per common share of $2.88 in the year ended January 31, 2009. The increase in our net income attributable to Verint Systems Inc. common shares and income per common share in the year ended January 31, 2010 was due to our higher gross profit and lower operating expenses as described above, and to a $2.4 million reduction in other expense, net coupled with a reduction of $12.6 million in income tax expense.
The strengthening of the U.S. dollar relative to the major foreign currencies in which we transacted (primarily the British pound sterling, the euro, Israeli shekel, and Canadian dollar) in the year ended January 31, 2010 compared to the year ended January 31, 2009 had an unfavorable impact on our revenue and a favorable impact on our operating income. Had foreign exchange rates remained constant in these periods, excluding the impact of foreign currency hedges, our total revenue would have been approximately $12 million higher and our operating expenses and cost of goods sold would have been approximately $15 million higher, or a net unfavorable constant U.S. dollar impact of approximately $3 million on our operating income in the year ended January 31, 2010.
As of January 31, 2010, we employed approximately 2,500 employees, including part-time employees and certain contractors, as compared to approximately 2,550 as of January 31, 2009.

Revenue by Operating Segment
The following table sets forth revenue for each of our three operating segments for the years ended January 31, 2011, 2010, and 2009:

	Year Ended January 31,			% Change
(in thousands)	2011	2010	2009	2011 - 2010	2010 - 2009

Workforce Optimization	$410,529	$374,778	$352,367	10%	6%
Video Intelligence	134,012	144,970	127,012	(8%)	14%
Communications Intelligence	182,258	183,885	190,165	(1%)	(3%)

Total revenue	$726,799	$703,633	$669,544	3%	5%

Workforce Optimization Segment
Year Ended January 31, 2011 compared to Year Ended January 31, 2010. Workforce Optimization revenue increased approximately 10%, or $35.7 million, to $410.5 million in the year ended January 31, 2011 from $374.8 million in the year ended January 31, 2010. The increase was primarily due to an increase in our customer install base and the related support revenue generated from this customer base during the year ended January 31, 2011. In addition, our implementation service revenue increased as a result of the growth of our professional services organization to meet the demand of our customer base, and our product revenue increased as a result of increased customer order activity.
Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Workforce Optimization revenue increased approximately 6%, or $22.4 million, to $374.8 million in the year ended January 31, 2010 from $352.4 million in the year ended January 31, 2009. The increase was primarily due to the completion of a multi-site installation for a major customer for which revenue was recognized upon final customer acceptance, as well as an increase in maintenance renewal revenue recognized at full value as a result of the elimination of the impact of purchase accounting adjustments to support obligations assumed. We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, as required by business combination accounting rules, revenue related to maintenance contracts in the amount of $5.2 million that would have been otherwise recorded by Witness as an independent entity, was not recognized in the year ended January 31, 2009. There was no remaining deferred revenue balance associated with the acquisition as of January 31, 2009. Historically, substantially all of our customers, including customers from acquired companies, renew their maintenance contracts when such contracts are eligible for renewal. To the extent these underlying maintenance contracts are renewed, we will recognize the revenue for the full value of these contracts over the maintenance periods, the substantial majority of which are one year.

Video Intelligence Segment
Year Ended January 31, 2011 compared to Year Ended January 31, 2010. Video Intelligence revenue decreased approximately 8%, or $11.0 million, to $134.0 million in the year ended January 31, 2011 from $145.0 million in the year ended January 31, 2010. The decrease was primarily due to a reduction of product deliveries to a major customer in the year ended January 31, 2011, partially offset by an increase in revenue from other customers.
Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Video Intelligence revenue increased approximately 14%, or $18.0 million, to $145.0 million in the year ended January 31, 2010 from $127.0 million in the year ended January 31, 2009. The increase was almost entirely due to the product delivery of an order from a major customer, partially offset by a decrease of approximately $7 million in Ratable Method revenue due to reduced volume of arrangements for which VSOE was not established.
Communications Intelligence Segment
Year Ended January 31, 2011 compared to Year Ended January 31, 2010. Communications Intelligence revenue decreased approximately 1%, or $1.6 million, to $182.3 million in the year ended January 31, 2011 from $183.9 million in the year ended January 31, 2010. This decrease was primarily due a decrease of approximately $23.0 million in Contract Accounting Method revenue primarily as a result of substantially completing our deliverables for certain large projects during the fiscal year ended January 31, 2010 and a decrease of approximately $1.0 million in Ratable Method revenue. This decrease in revenue was partially offset by an increase of approximately $22.0 million in Residual Method revenue primarily as a result of a higher volume of projects completed during the year ended January 31, 2011. In addition, we established professional services VSOE in the three months ended April 30, 2010, thereby allowing revenue recognition upon product delivery.
Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Communications Intelligence segment revenue decreased approximately 3%, or $6.3 million, to $183.9 million in the year ended January 31, 2010 from $190.2 million in the year ended January 31, 2009. The decrease was primarily due to a decrease of approximately $33.0 million in Residual Method revenue associated with fewer customer installations partially offset by an increase of approximately $27.0 million in Contract Accounting Method revenue due to work performed on certain large projects.
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

Revenue by Product Revenue and Service and Support Revenue
We categorize and report our revenue in two categories — product revenue and service and support revenue. For multiple-element arrangements for which we are unable to establish VSOE of one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement’s revenue into product revenue and service and support revenue. For additional information see Note 1, “Summary of Significant Accounting Policies” to our consolidated financial statements included in Item 15 of this report.
The following table sets forth revenue for products and service and support for the years ended January 31, 2011, 2010, and 2009:

	Year Ended January 31,			% Change
(in thousands)	2011	2010	2009	2011 - 2010	2010 - 2009

Product revenue	$375,164	$374,272	$365,485	0%	2%
Service and support revenue	351,635	329,361	304,059	7%	8%

Total revenue	$726,799	$703,633	$669,544	3%	5%

Product Revenue
Year Ended January 31, 2011 compared to Year Ended January 31, 2010. Product revenue increased $0.9 million, to $375.2 million in the year ended January 31, 2011 from $374.3 million in the year ended January 31, 2010. The product revenue increases in our Workforce Optimization and Communications Intelligence segments were partially offset by a decrease in our Video Intelligence segment. For additional information see “— Revenue by Operating Segment”.
Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Product revenue increased approximately 2%, or $8.8 million, to $374.3 million in the year ended January 31, 2010 from $365.5 million in the year ended January 31, 2009. The product revenue increase was primarily a result of our Video Intelligence segment, which had a $16.9 million increase in product revenue, as well as our Workforce Optimization segment, which had an increase of $8.9 million in product revenue. These increases were offset by a decrease of $17.0 million in product revenue in our Communications Intelligence segment. For additional information see “— Revenue by Operating Segment”.
Service and Support Revenue
Year Ended January 31, 2011 compared to Year Ended January 31, 2010. Service and support revenue increased approximately 7%, or $22.2 million, to $351.6 million for the year ended January 31, 2011 from $329.4 million for the year ended January 31, 2010. The increase was in our Workforce Optimization segment due to higher support revenue as well as higher professional services revenue associated with installation, consulting and training, partially offset by decreases in our Video Intelligence and Communications Intelligence segments. For additional information see “— Revenue by Operating Segment”.

Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Service and support revenue increased approximately 8%, or $25.3 million, to $329.4 million for the year ended January 31, 2010 from $304.1 million in the year ended January 31, 2009. The increase was primarily in our Workforce Optimization segment, which represented $13.6 million of the total increase, as well as a combined increase of $11.7 million in our Video Intelligence and Communications Intelligence segments. The increase in our Workforce Optimization segment was partially due to an increase in maintenance renewal revenue recognized at full value as a result of the elimination of the impact of purchase accounting adjustments to support obligations assumed. We recorded an adjustment reducing support obligations assumed in the Witness acquisition to their estimated fair value at the acquisition date. As a result, as required by business combination accounting rules, revenue related to maintenance contracts in the amount of $5.2 million which would have been otherwise recorded by Witness as an independent entity was not recognized in the year ended January 31, 2009.
Cost of Revenue
The following table sets forth cost of revenue by product and service and support, as well as amortization and impairment of acquired technology for the years ended January 31, 2011, 2010, and 2009:

	Year Ended January 31,			% Change
(in thousands)	2011	2010	2009	2011 - 2010	2010 - 2009

Product cost of revenue	$111,989	$122,961	$125,175	(9%)	(2%)
Service and support cost of revenue	117,261	108,953	124,051	8%	(12%)
Amortization of acquired technology	9,094	8,021	9,024	13%	(11%)

Total cost of revenue	$238,344	$239,935	$258,250	(1%)	(7%)

Product Cost of Revenue
Product cost of revenue primarily consists of hardware material costs and royalties due to third parties for software components that are embedded in our software applications. As discussed under “— Impact of our VSOE/Revenue Recognition Policies on our Results of Operations”, when revenue is deferred, we also defer hardware material costs and third-party software royalties and amortize those costs over the same period that the product revenue is recognized. Product cost of revenue also includes amortization of capitalized software development costs, employee compensation and related expenses associated with our global operations, facility costs, and other allocated overhead expenses.
Year Ended January 31, 2011 compared to Year Ended January 31, 2010. Product cost of revenue decreased approximately 9% to $112.0 million in the year ended January 31, 2011 from $123.0 million in the year ended January 31, 2010. Our overall product margins increased to 70% in the year ended January 31, 2011 from 67% in the year ended January 31, 2010 primarily as a result of an increase in product revenue and product margins in our Workforce Optimization and Communications Intelligence segments. Product costs in our Communications Intelligence segment decreased $8.9 million resulting in an increase in product margins to 68% for the year ended January 31, 2011 from 60% in the year ended January 31, 2010 as a result of a higher profitability of projects recognized in the year ended January 31, 2011 as compared to the year ended January 31, 2010. Product costs in our Workforce Optimization segment decreased $1.6 million resulting in an increase in product margins to 87% in the year ended January 31, 2011 from 86% in the year ended January 31, 2010. Product margins in our Video Intelligence segment decreased to 58% in the year ended January 31, 2011 from 61% in the year ended January 31, 2010 primarily due to a decrease in revenue, resulting in less efficient utilization of overhead costs, as well as a change in product mix.

Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Product cost of revenue decreased approximately 2% to $123.0 million in the year ended January 31, 2010 from $125.2 million in the year ended January 31, 2009. Our overall product margins increased to 67% in the year ended January 31, 2010 from 66% in the year ended January 31, 2009 as a result of an increase in revenue and change in product mix. Product margins in our Video Intelligence segment increased to 61% in the year ended January 31, 2010 from 52% in the year ended January 31, 2009 and product margins in our Workforce Optimization segment increased to 86% in the year ended January 31, 2010 from 84% in the year ended January 31, 2009, in each case, primarily due to an increase in revenue coupled with a higher software component in the overall product mix. These increases were partially offset by a decrease in product margins in our Communications Intelligence segment to 60% in the year ended January 31, 2010 from 66% in the year ended January 31, 2009, as a result of a lower profitability of projects recognized in the year ended January 31, 2010 as compared to the year ended January 31, 2009.
Service and Support Cost of Revenue
Service and support cost of revenue primarily consists of employee compensation and related expenses, contractor costs, and travel expenses relating to installation, training, consulting, and maintenance services. Service and support cost of revenue also include stock-based compensation expenses, facility costs, and other overhead expenses. As discussed under “— Impact of Our VSOE/Revenue Recognition Policies on our Results of Operations”, in accordance with GAAP and our accounting policy, the cost of revenue associated with the services is generally expensed as incurred in the period in which the services are performed, with the exception of certain transactions accounted for under the Contract Accounting Method.
Year Ended January 31, 2011 compared to Year Ended January 31, 2010. Service and support cost of revenue increased approximately 8% to $117.3 million in the year ended January 31, 2011 from $109.0 million in the year ended January 31, 2010. Employee compensation and related expenses increased $8.0 million primarily in our Workforce Optimization segment due to an increase in employee headcount required to support increased implementation services, as well as salary increases. Our overall service and support margins remained constant at 67% in the year ended January 31, 2011.

Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Service and support cost of revenue decreased approximately 12% to $109.0 million in the year ended January 31, 2010 from $124.1 million in the year ended January 31, 2009 primarily due to our cost-saving initiatives in our Workforce Optimization segment. Of these expenses, employee compensation and related expenses decreased $4.9 million, travel and lodging expenses decreased $3.4 million, stock-based compensation expense, contractor costs, personnel, and communication expenses in the aggregate decreased $1.7 million, and other expenses decreased $2.1 million, all of which were a result of our cost-saving initiatives. In addition in the year ended January 31, 2009 we completed certain projects in our performance management business included in our Workforce Optimization segment, accounted for under the Contract Accounting Method. As a result, we recognized deferred service revenue and attributable costs of $3.0 million. Our overall service margins increased to 67% in the year ended January 31, 2010 from 59% in the year ended January 31, 2009 due to increased service revenue and the decrease in service expenses discussed above. Contributing to the increase in gross margin was the fact that in certain cases expenses associated with service revenue recognized in the year ended January 31, 2010 under the Ratable Method were recorded in prior periods when the costs were incurred. Service margins in our Workforce Optimization segment increased to 73% in January 31, 2010 from 65% in the year ended January 31 2009. Service margins in our Video Intelligence segment increased to 63% in the year ended January 31, 2010 from 54% in the year ended January 31, 2009. Service margins in our Communications Intelligence segment increased to 61% in the year ended January 31, 2010 from 58% in the year ended January 31, 2009.
Amortization of Acquired Technology
Year Ended January 31, 2011 compared to Year Ended January 31, 2010. Amortization of acquired technology increased approximately 13% to $9.1 million in the year ended January 31, 2011 from $8.0 million in the year ended January 31, 2010 primarily due to an increase in amortization expense of acquired technology associated with the Iontas Limited (“Iontas”) acquisition.
Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Amortization and impairment of acquired technology decreased approximately 11% to $8.0 million in the year ended January 31, 2010 from $9.0 million in the year ended January 31, 2009 primarily due to the weakening of the British pound sterling in which some of our intangible assets are denominated.
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
The following table sets forth research and development, net expense for the years ended January 31, 2011, 2010, and 2009:

	Year Ended January 31,			% Change
(in thousands)	2011	2010	2009	2011 - 2010	2010 - 2009

Research and development, net	$96,525	$83,797	$88,309	15%	(5%)

Year Ended January 31, 2011 compared to Year Ended January 31, 2010. Research and development, net increased approximately 15% to $96.5 million in the year ended January 31, 2011 from $83.8 million in the year ended January 31, 2010. Employee compensation and related expenses increased $15.6 million due to an increase in employee headcount and salary increases which took effect in the year ended January 31, 2011, and higher expenses in our Communications Intelligence segment as a result of a higher portion of employees’ time devoted to generic product development rather than specific customization work for projects accounted for under the Contract Accounting Method, as well as the impact of the weakening U.S. dollar against the Israeli shekel and Canadian dollar on research and development wages in our Israeli and Canadian research and development facilities. This increase was partially offset by an increase in research and development reimbursements from government programs of $1.4 million primarily due to new programs approved by the OCS of Israel received during the year ended January 31, 2011 as well as a decrease in contractor costs of $1.0 million.
Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Research and development, net decreased approximately 5% to $83.8 million in the year ended January 31, 2010 from $88.3 million in the year ended January 31, 2009 primarily due to our cost-saving initiatives. Of these expenses, employee compensation and related expenses decreased $1.6 million and contractor and consultant fees decreased $4.0 million. These decreases were partially offset by an increase in stock-based compensation of $1.1 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.
The following table sets forth selling, general and administrative expenses for the years ended January 31, 2011, 2010, and 2009:

	Year Ended January 31,			% Change
(in thousands)	2011	2010	2009	2011 - 2010	2010 - 2009

Selling, general and administrative	$297,365	$291,813	$282,147	2%	3%

Year Ended January 31, 2011 compared to Year Ended January 31, 2010. Selling, general and administrative expenses increased approximately 2% to $297.4 million in the year ended January 31, 2011 from $291.8 million in the year ended January 31, 2010. Employee compensation and related expenses increased $11.8 million due to an increase in headcount, as well as salary increases which took effect in the year ended January 31, 2011. Stock-based compensation increased $3.1 million primarily due to the impact of the increase in our stock price on certain stock-based compensation arrangements accounted for as liability awards. Sales commissions increased $2.0 million due to an increase in headcount as well as an increase in customer orders received during the year ended January 31, 2011. Marketing expenses increased $0.7 million primarily due to our global brand awareness marketing campaign. Other expense increases include increases in travel and entertainment expenses of $2.1 million, recruitment and other personnel expenses totaling $1.4 million primarily as a result of the increase in headcount and other expenses totaling $1.2 million. These increases were partially offset by a reduction in professional fees of $17.1 million following the completion of our restatement of previously filed financial statements and our extended filing delay status by June 2010.

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
Amortization of Other Acquired Intangible Assets
The following table sets forth amortization of other acquired intangible assets for the years ended January 31, 2011, 2010, and 2009:

	Year Ended January 31,			% Change
(in thousands)	2011	2010	2009	2011 - 2010	2010 - 2009

Amortization of other acquired intangible assets	$21,460	$22,268	$25,249	(4%)	(12%)

Year Ended January 31, 2011 compared to Year Ended January 31, 2010. Amortization of other acquired intangible assets decreased approximately 4% to $21.5 million in the year ended January 31, 2011 from $22.3 million in the year ended January 31, 2010 primarily due to certain intangible assets becoming fully amortized during the year ended January 31, 2011, as well as certain intangible assets impacted by the weakening British pound sterling. These decreases were partially offset by an increase in amortization expense of acquired intangible assets associated with the Iontas acquisition.
Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Amortization of other acquired intangible assets decreased approximately 12% to $22.3 million in the year ended January 31, 2010 from $25.2 million in the year ended January 31, 2009 primarily due to the weakening of the British pound sterling in which some of our intangible assets are denominated. We report amortization of acquired trade names, customer relationships, and non-compete agreements as operating expenses.

Impairments of Goodwill
The following table sets forth impairments of goodwill for the years ended January 31, 2011, 2010, and 2009:

	Year Ended January 31,
(in thousands)	2011	2010	2009

Impairments of goodwill	$—	$—	$25,961

Year Ended January 31, 2009. We recorded a goodwill impairment charge of $12.3 million in our Video Intelligence segment, as we fully impaired the remaining goodwill balance in one reporting unit in APAC, due to our decision in the fourth quarter to discontinue the development of a product line as a result of continued decline in our distribution business in that region. We also recorded a goodwill impairment charge of $13.7 million in our Workforce Optimization segment. The impairment in our Workforce Optimization segment was related to our performance management consulting business in the United States and was due primarily to overall lower than anticipated demand for our consulting services, which resulted in a decline in projected future revenue and cash flow. See Note 5, “Intangible Assets and Goodwill” to our consolidated financial statements included in Item 15 of this report.
Integration, Restructuring and Other, Net
The following table sets forth integration, restructuring and other legal recoveries, net for the years ended January 31, 2011, 2010, and 2009:

	Year Ended January 31,
(in thousands)	2011	2010	2009

Restructuring expenses	$—	$—	$5,685
Integration expenses	—	141	3,261
Other legal recoveries, net	—	—	(4,292)

Integration, restructuring and other, net	$—	$141	$4,654

Integration and Restructuring Costs
Year Ended January 31, 2010. We incurred additional restructuring costs of $0.1 million, consisting primarily of severance and personnel-related costs resulting from headcount reductions and retentions made in the year ended January 31, 2009.
Year Ended January 31, 2009. We continually review our business to manage costs and align our resources with market demand. In connection with such reviews, and also in conjunction with the acquisition of Witness, we continued to take several actions in the year ended January 31, 2009 to reduce fixed costs, eliminate redundancies, strengthen areas needing operational focus, and better position us to respond to market pressures or unfavorable economic conditions. We incurred restructuring costs of $5.7 million, consisting primarily of severance and personnel-related costs resulting from headcount reductions and retention, due to the acquisition of Witness and the restructuring of our Video Intelligence segment. As a result of the subsequent integration of the Witness and Verint businesses, and our enterprise resource planning re-engineering project, we incurred integration costs of $3.3 million, the majority of which were professional fees.

Other Legal Recoveries, Net
Year Ended January 31, 2009. On August 1, 2008, we reached a settlement agreement related to an ongoing patent infringement litigation matter, and recorded $9.7 million in settlement gains in the year ended January 31, 2009. This gain was partially offset by $5.4 million of legal fees incurred during the year ended January 31, 2009, resulting in a net recovery of $4.3 million.
Other Income (Expense), Net
The following table sets forth total other expense, net for the years ended January 31, 2011, 2010, and 2009:

	Year Ended January 31,			% Change
(in thousands)	2011	2010	2009	2011 - 2010	2010 - 2009

Interest income	$454	$616	$1,872	(26%)	(67%)

Interest expense	(29,896)	(24,964)	(37,211)	20%	(33%)

Other income (expense):
Gains on investments	—	—	4,713	—	(100%)
Foreign currency gains (losses), net	857	(1,898)	1,645	(145%)	(215%)
Losses on derivatives, net	(5,864)	(14,709)	(14,591)	(60%)	1%
Other, net	(131)	(516)	(308)	(75%)	68%

Total other income (expense)	(5,138)	(17,123)	(8,541)	(70%)	100%

Total other expense, net	$(34,580)	$(41,471)	$(43,880)	(17%)	(5%)

Year Ended January 31, 2011 compared to Year Ended January 31, 2010. Total other expense, net, decreased $6.9 million, to an expense of $34.6 million in the year ended January 31, 2011 compared to an expense of $41.5 million in the year ended January 31, 2010. Interest expense increased to $29.9 million in the year ended January 31, 2011 from $25.0 million in the year ended January 31, 2010 primarily due to a higher interest rate associated with the amendment to our credit agreement we entered into in July 2010. We recorded a $0.9 million foreign currency gain in the year ended January 31, 2011 compared to a $1.9 million loss in the year ended January 31, 2010. The foreign currency gain in the year ended January 31, 2011 primarily resulted from the weakening of the U.S. dollar against the Singapore dollar during the year ended January 31, 2011.
In the year ended January 31, 2011, net loss on derivatives was $5.9 million. This loss was primarily attributable to a loss in connection with our $450.0 million interest rate swap agreement entered into concurrently with our credit agreement. This interest rate swap agreement was not designated as a hedging instrument under derivative accounting guidance, and accordingly, gains and losses from changes in the fair value are recorded in other income (expense), net. In the year ended January 31, 2010, net loss on derivatives was $14.7 million primarily attributable to fair value adjustments on our interest rate swap agreement.

Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Total other expense, net, decreased $2.4 million to $41.5 million in the year ended January 31, 2010 compared to an expense of $43.9 million in the year ended January 31, 2009. Interest income decreased to $0.6 million in the year ended January 31, 2010 from $1.9 million in the year ended January 31, 2009 primarily due to lower interest rates. Interest expense decreased to $25.0 million in the year ended January 31, 2010 from $37.2 million in the year ended January 31, 2009 due to lower interest rates during the year ended January 31, 2010. Foreign currency losses in the year ended January 31, 2010 resulted from the strengthening U.S. dollar against the British pound sterling, euro and Israeli shekel as compared to the foreign currency gains in the year ended January 31, 2009 resulting from the weakening U.S. dollar against the British pound sterling, euro and Israeli shekel.
In the year ended January 31, 2010, net loss on derivatives was $14.7 million. This loss was primarily attributable to a $13.6 million loss in connection with a $450.0 million interest rate swap contract entered into concurrently with our credit agreement. This interest rate swap was not designated as a hedging instrument under derivative accounting guidance, and accordingly, gains and losses from changes in the fair value were recorded in other income (expense), net. This loss was also partially due to a $1.1 million loss on foreign currency derivatives, which represented the realized and unrealized portions of certain foreign currency hedges.
In the year ended January 31, 2009, net loss on derivatives was $14.6 million. This loss was primarily attributable to an $11.5 million loss in connection with a $450.0 million interest rate swap contract entered into concurrently with our credit agreement. This interest rate swap was not designated as a hedging instrument under derivative accounting guidance, and accordingly, gains and losses from changes in the fair value were recorded in other income (expense), net. This loss was also partially due to a $3.1 million loss on foreign currency derivatives, which represented the realized and unrealized portions of our foreign currency hedges. As of January 31, 2009, some of our foreign-currency forward contracts were not designated as hedging instruments. Accordingly, the fair value of the contracts is reported as other current assets or other current liabilities on our consolidated balance sheet, and gains and losses from changes in fair value are reported in other income (expense), net.
Income Tax Provision
The following table sets forth our income tax provision for the years ended January 31, 2011, 2010, and 2009:

	Year Ended January 31,			% Change
(in thousands)	2011	2010	2009	2011 - 2010	2010 - 2009

Provision for income taxes	$9,940	$7,108	$19,671	40%	(64%)

Year Ended January 31, 2011 compared to Year Ended January 31, 2010. Our effective tax rate was 25.8% for the year ended January 31, 2011, as compared to 29.4% for the year ended January 31, 2010. For the year ended January 31, 2011, our overall effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the mix of income and losses by jurisdiction. In addition, we maintain valuation allowances and did not record significant income tax expense or income tax benefit in the United States, but recorded an income tax provision on income from our foreign subsidiaries. Our effective tax rate for the year ended January 31, 2010 was lower than the U.S. federal statutory rate because we recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate. The impact of lower foreign tax rates is partially offset because we did not record a significant U.S. federal income tax because we maintain a valuation allowance. The comparison of our effective tax rate between periods is impacted by the level and mix of earnings and losses by taxing jurisdiction, foreign income tax rate differentials, relative impacts of permanent book to tax differences, and the effects of valuation allowances on certain loss jurisdictions.
Year Ended January 31, 2010 compared to Year Ended January 31, 2009. Our effective tax rate was 29.4% for the year ended January 31, 2010, as compared to (33.4)% for the year ended January 31, 2009. For the year ended January 31, 2010, our overall effective tax rate was lower than the U.S. statutory rate because we recorded valuation allowances against our U.S. pre-tax losses, thereby reducing the benefits we could otherwise record on such losses, while reporting an income tax provision on income in certain foreign jurisdictions with rates lower than the U.S. statutory rate. The rate was further impacted by non-deductible expenses and tax credits, primarily in foreign jurisdictions. For the year ended January 31, 2009, we recorded tax expense on a consolidated pre-tax loss resulting in a negative effective tax rate. In addition, during the year ended January 31, 2009, we recorded valuation allowances against our U.S. pre-tax losses resulting in no tax benefit being recorded and we incurred certain pre-tax expenses which were not deductible for tax purposes, including the impairment of goodwill. Excluding the impact of valuation allowances, our effective tax rate for the year ended January 31, 2009 would have been (2.6)%. A negative effective tax rate would result because the tax benefit of U.S. pre-tax losses, taxed at the U.S. statutory rate, exceeds the tax expense related to pre-tax income in various foreign jurisdictions being taxed at lower rates.
The manner in which we evaluate the need for valuation allowances is described in “— Critical Accounting Policies and Estimates” and in Note 1, “Summary of Significant Accounting Policies” to our consolidated financial statements included in Item 15 of this report.
Backlog
The delivery cycles of most of our products are generally very short, ranging from days to several months, with the exception of certain projects with multiple deliverables over a longer period of time. Therefore, we do not view backlog as a meaningful indicator of future business activity and do not consider it a meaningful financial metric for evaluating our business.

Liquidity and Capital Resources
Overview
Prior to the year ended January 31, 2008, our primary source of liquidity was cash from operations, consisting of collections of our accounts receivable for services and products as well as cash advances from our customers. However, in the year ended January 31, 2008, in connection with the Witness acquisition in May 2007, we entered into a credit agreement pursuant to which we borrowed $650.0 million under a term loan facility (approximately $66.8 million of which has been repaid through January 31, 2011) and under which we currently have a $75.0 million revolving line of credit (none of which was outstanding at January 31, 2011). See “—Liquidity and Capital Resources Requirements” below for additional information regarding our credit agreement. We also issued 293,000 shares of preferred stock at an aggregate purchase price of $293.0 million in connection with the Witness acquisition. We consider other financing and refinancing options from time to time. In the event we pursue alternative or replacement financing, there can be no assurance that we will be able to obtain any such financing or if obtained that the terms of such financing will be on desirable terms.
Our primary uses of cash have been and are expected to continue to be for acquisitions of businesses, selling and marketing activities, research and development, professional fees, and capital expenditures. Beginning in the year ended January 31, 2008, uses of cash have also included interest payments and debt repayments.
In the past, we have periodically reported negative working capital (current liabilities in excess of current assets), due largely to the impact of the change in balance of our deferred revenue. Because deferred revenue is not a cash-settled liability, working capital in this case may not be a meaningful indicator of our liquidity. We believe our liquidity is better measured and assessed by our operating cash flow.
The following table sets forth, for the years ended January 31, 2011 and 2010, cash and cash equivalents, preferred stock and long-term debt:

	January 31,
(in thousands)	2011	2010

Cash and cash equivalents	$169,906	$184,335

Preferred stock (at carrying value)	$285,542	$285,542

Long-term debt	$583,234	$598,234

At January 31, 2011, our cash and cash equivalents totaled $169.9 million, a decrease of $14.4 million from $184.3 million at January 31, 2010. Significant non-operating cash flow activity during the year ended January 31, 2011 included $38.2 million of principal payments on our debt and other financing arrangements, $23.5 million paid for business acquisitions, and $34.8 million of payments to settle derivative financial instruments not designated as hedges. Partially offsetting these uses of cash was $40.8 million of proceeds from exercises of stock options. Further discussion of these items appears below.

Statements of Cash Flows
The following table summarizes selected items from our statements of cash flows for the years ended January 31, 2011, 2010, and 2009:

	Year Ended January 31,
(in thousands)	2011	2010	2009
Net cash provided by operating activities	$70,520	$100,837	$53,635
Net cash used in investing activities	(77,833)	(24,599)	(26,247)
Net cash provided by (used in) financing activities	(6,937)	(10,491)	11,888
Effect of exchange rate changes on cash and cash equivalents	(179)	2,660	(6,581)

Net increase (decrease) in cash and cash equivalents	$(14,429)	$68,407	$32,695

Net Cash Provided by Operating Activities
Operating activities generated $70.5 million of net cash during the year ended January 31, 2011 compared to $100.8 million in the prior year. Our operating cash flow in the year ended January 31, 2011 was adversely impacted by several factors. During the year ended January 31, 2011, we filed our comprehensive annual report on Form 10-K for the years ended January 31, 2008, 2007 and 2006, our annual reports on Form 10-K for the years ended January 31, 2009 and 2010, and our quarterly reports on Form 10-Q for the quarters ended April 30, July 31, and October 31, 2009. Payments of professional fees and related costs, primarily associated with the completion and filing of these financial statements, were approximately $22 million higher in the year ended January 31, 2011 compared to the prior year. Beginning with our Quarterly Report on Form 10-Q for the three months ended April 30, 2010, filed in June 2010, we resumed making timely periodic filings with the SEC after our extended filing delay. In addition, payments made upon vesting of cash-settled equity awards, the amount of which is dependent upon our stock price on the vesting date, were $20.4 million higher in the year ended January 31, 2011 compared to the prior year, resulting primarily from increases in our stock price. Payments for compensation and benefits were also higher in the year ended January 31, 2011 compared to the prior year, reflecting the combination of an increase in headcount, salary increases, and higher benefit costs per employee.
Operating activities generated $100.8 million of cash in the year ended January 31, 2010 compared to $53.6 million in the prior year. This $47.2 million increase is primarily due to our improved operating performance for the year ended January 31, 2010, during which we generated operating income of $65.7 million compared to an operating loss of $15.0 million in the prior year. Lower expenses, largely due to lower staff levels and other cost reduction initiatives, improved our operating cash flow. In addition, payments for professional fees and interest on debt were approximately $14 million and $12 million lower, respectively, in the year ended January 31, 2010 compared to the prior year.

During the year ended January 31, 2009, we generated $53.6 million of operating cash flow, an increase of $53.9 million compared to a $0.3 million deficit in the prior year. The increase in the year ended January 31, 2009 compared to the prior year, resulted primarily from higher revenue and operating margins, which reduced our operating loss. These improvements drove higher collections from customers, which outpaced more modest increases in payments for expenses.
Net Cash Used in Investing Activities
During the year ended January 31, 2011, our investing activities used $77.8 million of net cash, including $15.2 million of net cash utilized to acquire Iontas, and $34.8 million paid for settlements of derivative financial instruments not designated as hedges, $21.7 million of which was paid in August 2010 in connection with the termination of our interest rate swap agreement. We also increased our restricted cash and bank time deposit balances by $8.5 million during the year, primarily reflecting short-term deposits to secure bank guarantees in connection with sales contracts. In addition, we made $11.1 million of payments for property, equipment, and capitalized software development costs during this year.
During the year ended January 31, 2010, our investing activities used $24.6 million of net cash, primarily due to settlements of derivative financial instruments not designated as hedges of $19.4 million and payments for property, equipment, and capitalized software development costs of $7.7 million.
During the year ended January 31, 2009, our investing activities used $26.2 million of net cash, primarily resulting from $10.0 million of payments to settle derivative financial instruments not designated as hedges and payments for property, equipment, and capitalized software development costs of $15.7 million.
Currently, we have no significant commitments for capital expenditures.
Net Cash Provided by (Used in) Financing Activities
During the year ended January 31, 2011, our financing activities used $6.98 million of net cash. Financing activities during the year included $38.2 million in repayments of financing arrangements, including a $22.1 million “excess cash flow” payment on our term loan in May 2010 and the December 2010 repayment of $15.0 million previously borrowed under our revolving credit agreement. We also acquired, at market value, $4.1 million of treasury stock from directors and officers during the year, for purposes of providing funds for the recipient’s obligation to pay associated income taxes upon vesting of stock awards. In addition, we paid $4.0 million of fees and expenses related to our credit agreement during the year, $3.6 million of which were consideration for amendments to the agreement. Partially offsetting these uses of cash was $40.8 million of proceeds from exercises of stock options. Following the completion of certain delayed SEC filings in June 2010, stock option holders were permitted to resume exercising vested stock options. Stock option exercises had been suspended during our extended filing delay period.
During the year ended January 31, 2010, our financing activities used $10.5 million of net cash, resulting from repayments of borrowings and other financing obligations of $6.1 million and $4.1 million of dividends paid to the noncontrolling stockholders of our joint venture.

During the year ended January 31, 2009, our financing activities provided $11.9 million of net cash, primarily reflecting $15.0 million of proceeds from borrowings under our revolving credit facility.
Liquidity and Capital Resources Requirements
Based on past performance and current expectations, we believe that our cash, cash equivalents, and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, working capital needs, capital expenditures, research and development spending, and other commitments for at least the next 12 months. Currently, we have no plans to pay any cash dividends on our preferred or common stock, which are not permitted under our credit agreement.
Our liquidity could be negatively impacted by a decrease in demand for our products and service and support, including the impact of changes in customer buying behavior due to the economic environment. If we determine to make acquisitions or otherwise require additional funds, we may need to raise additional capital, which could involve the issuance of equity or debt securities. There can be no assurance that we would be able to raise additional equity or debt in the private or public markets on terms favorable to us, or at all.
As previously disclosed, from March 2006 through March 2010, we did not make periodic filings with the SEC. Our extended filing delay arose as a result of certain internal and external investigations and reviews of accounting matters discussed in our prior public filings and led to the identification of material weaknesses in our internal control over financial reporting and the delisting of our common stock from NASDAQ. In connection with the foregoing and related matters, we incurred approximately $137 million of professional fees and related expenses during the four years ended January 31, 2011. By June 2010, we had concluded our internal investigation and reviews, filed with the SEC annual reports for all required periods and quarterly reports for certain quarters for which we had not previously filed reports, resumed making timely periodic filings with the SEC, settled an injunctive action by the SEC, relisted our common stock on NASDAQ, and the SEC had dismissed Section 12(j) administrative proceedings against us, and, in connection with our evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2011, we concluded that we had remediated all previously identified material weaknesses in our internal control over financial reporting. As a result, we expect future professional fees and related expenses to decline from the amounts incurred in prior periods.
On May 25, 2007, we entered into a credit agreement providing a $650.0 million term loan and a $25.0 million revolving credit facility with a group of banks to fund a portion of the acquisition of Witness. The $25.0 million revolving credit facility was effectively reduced to $15.0 million in September 2008 (in connection with the bankruptcy of Lehman Brothers and the related subsequent termination of its revolving commitment under the credit agreement in June 2009), and then later increased to $75.0 million in July 2010. Also in July 2010, we amended the credit agreement to, among other things, (i) change the method of calculation of the applicable interest rate margin to be based on our consolidated leverage ratio from time to time, (ii) add a 1.50% London Interbank Offered Rate (“LIBOR”) floor, (iii) increase the aggregate amount of incremental revolving commitment and term loan increases permitted under the credit agreement from $50.0 million to $200.0 million, and (iv) make certain changes to the negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio.

As of January 31, 2011 our outstanding term loan balance under the credit agreement was approximately $583.2 million. We borrowed $15.0 million under the revolving credit facility in November 2008, which we repaid in December 2010, and accordingly we had the entire $75.0 million revolving credit capacity available to us at January 31, 2011. Our ability to borrow under the revolving credit facility is dependent upon certain conditions, including the absence of any material adverse effect or change on our business as defined in the credit agreement. The term loan matures on May 25, 2014, and the revolving credit facility matures on May 25, 2013.
The credit agreement requires mandatory prepayment of the term loan with the net cash proceeds of certain asset sales (to the extent such net cash proceeds are not otherwise reinvested in assets useful in our business) and, on an annual basis, a percentage of excess cash flow that ranges from 0% to 50% depending on our consolidated leverage ratio (as defined in the credit agreement). It also requires periodic amortization payments of the term loan. We made an excess cash flow prepayment of $22.1 million in May 2010 (in respect of the year ended January 31, 2010) and an amortization payment of $0.6 million in February 2010. A mandatory excess cash flow prepayment was not required in respect of the year ended January 31, 2011. Our next amortization payment (of $1.5 million) is due May 1, 2012. We expect our cash liquidity to be sufficient to fund all term loan payments required during the next 12 months.
The credit agreement contains one financial covenant that requires us not to exceed a certain consolidated leverage ratio, as of each fiscal quarter end, with respect to the then applicable trailing twelve months. The consolidated leverage ratio is defined as our consolidated net total debt divided by consolidated EBITDA for the trailing four quarters. EBITDA is defined in our credit agreement as net income (loss) plus income tax expense, interest expense, depreciation and amortization, amortization of intangibles, losses related to hedge agreements, any extraordinary, unusual, or non-recurring expenses or losses, any other non-cash charges, and expenses incurred or taken prior to April 30, 2008 in connection with our acquisition of Witness, minus interest income, any extraordinary, unusual, or non-recurring income or gains, gains related to hedge agreements, and any other non-cash income. Under the credit agreement, for the quarterly periods ended January 31, April 30, July 31, and October 31, 2009, the consolidated leverage ratio was not permitted to exceed 4.50:1 and for the quarterly periods ended January 31, April 30, July 31 and October 31, 2010, the consolidated leverage ratio was not permitted to exceed 3.50:1, and we were in compliance with such requirements as of such dates. At January 31, 2011, our consolidated leverage ratio was approximately 2.50:1 compared to a permitted consolidated leverage ratio of 3.50:1, and our EBITDA for the twelve-month period then ended exceeded the requirement of the covenant by at least $50 million. For the quarterly periods ending April 30, July 31, and October 31, 2011, the consolidated leverage ratio is not permitted to exceed 3.50:1. For the quarterly periods ending January 31, 2012 and thereafter, the consolidated leverage ratio is not permitted to exceed 3.00:1.

In addition, we are subject to a number of other restrictive covenants under the credit agreement, including limitations on our ability to incur indebtedness, create liens, make fundamental business changes, dispose of property, make restricted payments (including dividends), make significant investments, enter into sales and leasebacks, enter new lines of business, provide negative pledges, enter into transactions with related parties, and enter into speculative hedges, although there are limited exceptions to many of these covenants. The credit agreement also contains a number of affirmative covenants, including a requirement that we submit consolidated financial statements to the lenders within certain periods after each fiscal year and quarter. In April 2010, we entered into an amendment to the credit agreement to extend the due date for delivery of audited consolidated financial statements and related documentation for the year ended January 31, 2010. In consideration for this amendment, we paid approximately $0.9 million. In the future, if we are unable to comply with any of the requirements in the credit agreement and are unable to obtain an amendment or waiver of those requirements, an event of default could occur which could cause or permit holders of the debt thereunder to declare all amounts outstanding to be immediately due and payable. In that event, we may be forced to sell assets, raise additional capital through a securities offering, or seek to refinance or restructure our debt. In such a case, we may not be able to consummate such a sale, securities offering, or refinancing or restructuring on reasonable terms, or at all. See “Risk Factors—Risks Related to Our Internal Controls, Capital Structure and Finances—We have a significant amount of debt under our credit agreement, which exposes us to leverage risks and subjects us to restrictive covenants which may adversely affect our operations” under Item 1A for a description of certain risks arising because of our debt under the credit agreement.
Prior to amendment of our credit agreement in July 2010, the applicable interest rate margin on our loans was determined by reference to our corporate ratings and twice increased (each time by 25 basis points) due to our failure to deliver certain audited financial statements and lack of corporate ratings (both resulting from the restatement process). The applicable margin accordingly was reduced by 50 basis points in June 2010 when we delivered the required financial statements and obtained corporate ratings. Since entering into an amendment of the credit agreement in July 2010, the applicable margin has been determined by reference to our consolidated leverage ratio. See “Quantitative and Qualitative Disclosures about Market Risk” under Item 7A for more information about the determination of the applicable margin.
Contractual Obligations
At January 31, 2011, our contractual obligations were as follows:

	Payments Due by Period
(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations, including interest	$685,374	$23,220	$72,462	$589,692	$—
Operating lease obligations	44,027	13,315	17,484	7,421	5,807
Purchase obligations	41,557	38,582	2,975	—	—
Other long-term obligations	3,134	2,409	725	—	—

Total contractual obligations	$774,092	$77,526	$93,646	$597,113	$5,807

The long-term debt obligations reflected above include projected interest payments over the term of the debt, assuming an interest rate of 5.25%, which was the interest rate in effect for our term loan borrowings as of January 31, 2011. The terms of our long-term debt obligations are further discussed in Note 6, “Long-Term Debt” to our consolidated financial statements included in Item 15 of this report. As described above under “— Liquidity and Capital Resources Requirements”, in July 2010, our credit agreement was modified with respect to, among other things, the calculation of interest expense on borrowings under the agreement.
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
Our consolidated balance sheet at January 31, 2011 includes $20.7 million of non-current tax reserves, net of related benefits (including interest and penalties of $6.5 million, net of federal benefit) for uncertain tax positions. However these amounts are not included in the table above because it is not possible to predict or estimate the timing of payments for these obligations. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.
Off Balance Sheet Arrangements
We lease certain of our current facilities, furniture, and equipment under non-cancelable operating lease agreements. We are typically required to pay property taxes, insurance, and normal maintenance costs for these facilities.
In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2011, we had approximately $29.1 million of outstanding letters of credit and surety bonds relating to these performance guarantees. As of January 31, 2011, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on our consolidated results of operations, financial position, or cash flows. Our historical noncompliance with our performance obligations has been insignificant.
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
As of January 31, 2011, we do not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Recent Accounting Pronouncements
Standards Implemented:
In May 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, the FASB issued an amendment to this guidance that removed the requirement for public entities, as defined, to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This standard, as amended, was effective for us beginning with our interim period ended July 31, 2009. The adoption of this standard, as amended, did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued a new accounting standard related to the consolidation of variable interest entities, requiring a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and significantly enhances disclosures. The standard may be applied retrospectively to previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. This standard was effective for us for the fiscal year beginning on February 1, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. The initial phase, effective for us as of February 1, 2010, requires enhanced disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers between categories of the fair value measurement hierarchy. The adoption of this standard did not have a material impact on our consolidated financial statements. The second phase, effective for us as of February 1, 2011, is further discussed below.
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
Also in October 2009, the FASB issued guidance related to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of existing software revenue guidance. This additional guidance removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. This revenue recognition guidance, and the guidance discussed in the preceding paragraph, should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. It will be effective for us in our fiscal year beginning February 1, 2011, although early adoption is permitted. Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. While we have evaluated and are prepared to implement this guidance effective February 1, 2011, we have not determined with reasonable certainty the impact it may have on our consolidated financial statements, which will depend on, among other things, the future volume, mix, and timing of product deliveries related to future multiple element arrangements with customers.
In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. The initial phase, as previously discussed, was effective for us in our fiscal year beginning February 1, 2010. The second phase, effective for us as of February 1, 2011, will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). We do not expect the application of this new guidance to have a significant impact on our consolidated financial statements.
In July 2010, the FASB issued guidance requiring certain disclosures related to financing receivables and the allowance for credit losses by portfolio segment, as well as disclosures of information regarding the credit quality, aging, nonaccrual status and impairments by class of receivable. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. The revised disclosures related to period end balances are effective for us as of January 31, 2011, and the revised disclosures related to activity during the reporting period are effective for us beginning in the quarter ending April 30, 2011. The adoption of this guidance as of January 31, 2011 did not have a material effect on our consolidated financial statements, and we are currently assessing the impact of the required disclosures for the quarter ending April 30, 2011.

In December 2010, the FASB issued guidance regarding goodwill impairment testing for a reporting unit that has a zero or negative carrying value. Upon adoption, if the carrying value of the reporting unit is zero or negative, the reporting entity must perform step two of the goodwill impairment test if it is more likely than not that goodwill is impaired, based on an assessment of adverse qualitative indicators, if any. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. As of November 1, 2010, the date of our most recent goodwill impairment assessment, we did not have any reporting units with zero or negative carrying values. We do not expect the application of this new guidance to have a significant impact on our consolidated financial statements.

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
Credit Agreement
On May 25, 2007, to partially finance the acquisition of Witness, we entered into a $675.0 million secured credit agreement comprised of a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving line of credit. Our $25.0 million revolving line of credit was effectively reduced to $15.0 million during the quarter ended October 31, 2008, in connection with the bankruptcy of Lehman Brothers and the related termination of its revolving commitment under the credit agreement in June 2009. As further discussed below, the borrowing capacity under the revolving line of credit was increased to $75.0 million in July 2010.
In July 2010, the credit agreement was amended to, among other things, (a) change the method of calculation of the applicable interest rate margin to be based on our periodic consolidated leverage ratio, (b) add a LIBOR floor of 1.50%, (c) change certain negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio, and (d) increase the aggregate amount of incremental revolving commitment and term loan increases permitted under the credit agreement from $50.0 million to $200.0 million. Also in July 2010, we amended our credit agreement to increase the revolving line of credit from $15.0 million to $75.0 million. The commitment fee for unused capacity under the revolving line of credit facility was increased from 0.50% to 0.75% per annum.

Following the July 2010 modifications, borrowings under our term loan and revolving credit facilities bear interest at a rate of either, at our election, (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) one-month LIBOR (subject to a 1.50% floor) plus 1.00%, or (b) LIBOR (subject to a 1.50% floor), plus, in either case, an applicable interest rate margin. In the case of prime rate or federal funds rate (“Base Rate”) borrowings, the interest rate adjusts in unison with the underlying index. In the case of LIBOR borrowings, the interest rate adjusts at the end of the relevant LIBOR period. Prior to the July 2010 modifications, the applicable interest rate margin under the credit agreement was determined by reference to our corporate ratings, and twice increased (in February 2008 and again in August 2008) due to failure to deliver certain audited financial statements and lack of corporate ratings, and subsequently decreased in June 2010 when we delivered the required audited financial statements and obtained corporate ratings. Since July 2010, the applicable margin has been determined by reference to our consolidated leverage ratio as follows:

	Base Rate	LIBOR
Consolidated Leverage Ratio	Loans Margin	Loans Margin
Greater than 3.00:1.00	3.25%	4.25%
Greater than 2.75:1.00, but less than or equal to 3.00:1.00	3.00%	4.00%
Greater than 2.50:1.00, but less than or equal to 2.75:1.00	2.75%	3.75%
Less than or equal to 2.50:1.00	2.50%	3.50%
Interest Rate Risk on Our Debt
Because the interest rates applicable to borrowings under the credit agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. To partially mitigate this risk, and in part because we were required to do so by the lenders, when we entered into our credit facilities in May 2007, we executed a pay-fixed/ receive-variable interest rate swap with a multinational financial institution under which we paid fixed interest at 5.18% and received variable interest of three-month LIBOR on a notional amount of $450.0 million. In July 2010, we terminated this swap prior to its May 2011 maturity and paid approximately $21.7 million to the counterparty on August 3, 2010, representing the approximate present value of the expected remaining quarterly settlement payments that otherwise were to have been due from us thereafter.
The termination of the interest rate swap agreement eliminated the partial mitigation it provided against risks associated with the variable interest rate on our term loan. The periodic interest rate on the term loan is currently the function of several factors, most importantly LIBOR and the applicable interest rate margin. However, the implementation of a 1.50% LIBOR floor in the interest rate calculation, effective with the July 2010 amendments described earlier, currently reduces the likelihood of increases in the periodic interest rate, because current short-term LIBOR rates are well below 1.50%. Although the periodic interest rate may still fluctuate based upon our consolidated leverage ratio, which determines the interest rate margin, changes in short-term LIBOR rates will not impact the calculation unless those rates increase above 1.50%. Based upon our January 31, 2011 borrowings, for each 1% increase in the applicable LIBOR rate above 1.50%, our annual interest payments would increase by approximately $5.8 million.

Investments
We invest in cash, cash equivalents, and bank time deposits. Interest rate changes could result in an increase or decrease in interest income we generate from these interest-bearing assets. Our cash, cash equivalents, and bank time deposits are primarily maintained at high credit-quality financial institutions around the world. We have not invested in marketable debt or equity securities during the three-year period ended January 31, 2011, but may do so in the future as permitted under our investment guidelines.
The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
As of January 31, 2011 and 2010, we had cash and cash equivalents totaling approximately $169.9 million and $184.3 million, respectively, consisting of demand deposits and bank time deposits having maturities of three months or less. At such dates we also held $13.6 million and $5.2 million, respectively, of cash equivalents which were restricted and were not available for general operating use. These balances primarily represent short-term deposits to secure bank guarantees in connection with sales contracts. The amounts of these deposits can vary depending upon the terms of the underlying contracts.
Interest Rate Risk on Our Investments
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the year ended January 31, 2012, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2011. Such a change would cause our projected interest income from cash, cash equivalents, and bank time deposits to increase or decrease by approximately $0.9 million, assuming a similar level of investments in the year ended January 31, 2012 as in the year ended January 31, 2011.
Due to the short-term nature of our cash and cash equivalents and time deposits, the carrying values approximate market values and are not generally subject to price risk due to fluctuations in interest rates. See Note 3, “Investments” to our consolidated financial statements included in Item 15 of this report for more information regarding our short-term investments.
Foreign Currency Exchange Risk
The functional currency for each of our foreign subsidiaries is the respective local currency with the exception of our subsidiaries in Israel and Canada, whose functional currencies are the U.S. dollar. We are exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars for consolidated reporting purposes. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit).

Our international operations subject us to risks associated with currency fluctuations. While most of our revenue and expenses are denominated in U.S. dollars, we do have a significant portion of our operating expenses, primarily labor expenses, that is denominated in the local currencies where our foreign operations are located, primarily Israel, the United Kingdom, Germany, and Canada. We also generate some of our revenue in foreign currencies, mainly the British pound sterling and euro. As a result, our consolidated U.S. dollar operating results are subject to the potentially adverse impact of fluctuations in foreign currency exchange rates between the U.S. dollar and the other currencies in which we transact.
In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that result in gains or losses. We recorded $0.9 million and $1.6 million of net foreign currency gains for the years ended January 31, 2011 and 2009, respectively, and $1.9 million of net foreign currency losses for the year ended January 31, 2010.
Additionally, from time to time, we enter into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted payroll and payroll-related expenses denominated in Israeli shekels and Canadian dollars. These contracts are generally limited to durations of approximately six months or less. Our 50% owned joint venture in Singapore enters into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted U.S. dollar denominated accounts payable payments. These contracts are generally limited to durations of approximately one year or less. During the year ended January 31, 2011, we entered into foreign currency forward contracts to manage exposures resulting from forecasted euro-denominated customer collections by a U.S. dollar functional currency operation. These contracts will settle at various dates through February 2012.
We have not entered into any foreign currency forward contracts for trading or speculative purposes.
During the years ended January 31, 2011, 2010 and 2009, we realized net losses of $0.7 million, $2.6 million and $2.1 million, respectively, on settlements of foreign currency forward contracts not designated as hedges. We had $1.8 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2011, with notional amounts totaling $51.1 million. We had $0.5 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2010, with notional amounts totaling $50.4 million.
A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2011. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar, and assuming no changes in interest rates. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our hedging instruments by $0.5 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $0.6 million.

The counterparties to these foreign currency forward contracts are multinational commercial banks. While we believe the risk of counterparty nonperformance is not material, the disruption in the global financial markets in recent years has impacted some of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could affect our ability to secure creditworthy counterparties for our foreign currency hedging programs.

Item 8.	Financial Statements and Supplementary Data
The financial statements and supplementary data required by this Item 8 are included in Item 15 of this report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
The information contained in this section covers management’s evaluation of our disclosure controls and procedures and management’s assessment of our internal control over financial reporting in each case as of January 31, 2011.
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 31, 2011. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2011.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2011. In making this assessment, our management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. As a result of this evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2011.
Our independent registered accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As discussed below, management was actively engaged throughout this past year in the implementation of remediation efforts to address the material weaknesses that were identified as of January 31, 2010 related to monitoring, financial reporting, revenue and cost of revenue, and income taxes. Those remediation efforts were designed both to address the identified material weaknesses and to enhance our overall financial control environment. As previously reported in “Controls and Procedures” under Item 9A of our Annual Report on Form 10-K for the year ended January 31, 2010 and in “Controls and Procedures” under Item 4 of our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2010, we implemented the following remedial measures designed to address these material weaknesses.
Monitoring
•	Designed and completed our implementation of analytical procedures to review the financial results at each of our subsidiary locations on a regular basis.

Financial Reporting
•	Formalized and communicated our critical accounting policies and procedures to ensure worldwide compliance with GAAP;

•	Implemented rigorous policies and procedures related to accounts requiring management estimates, as well as other complex areas, which include multiple levels of review;

•	Appointed a VP of Global Accounting to help ensure accurate consistent application of GAAP; and

•	Expanded our accounting policy and controls organization by creating and filling new positions with suitably qualified accounting and finance personnel, increasing significantly the number of persons who are Certified Public Accountants.
Revenue and Cost of Revenue

•	Appointed a VP Finance and Global Revenue Controller and Regional Revenue Controllers, and established a centralized revenue recognition department to address complex revenue recognition matters, perform extensive substantive reviews and provide oversight and guidance on the design of controls and processes to enhance and standardize revenue recognition accounting applications;

•	Significantly increased our investment in the design and implementation of enhanced information technology systems and user applications commensurate with the complexity of our business and our financial reporting requirements, including a broader and more sophisticated implementation of our enterprise resource planning system, particularly in the area of revenue recognition accounting;

•	Provided training across various functions to increase our general understanding of revenue recognition principles and enhance awareness of the implications associated with non-standard arrangements requiring specific revenue recognition;

•	Hired additional resources at our subsidiary locations with primary responsibility for revenue recognition;

•	Implemented additional levels of review over various aspects of the revenue recognition process to ensure proper accounting treatment; and

•	Established a quarterly forum to discuss the complexities of current GAAP related to software revenue recognition.

Income Taxes
•	Established a corporate tax department, which now includes a Vice President, two Domestic Directors, two International Directors, a Tax Manager and two full-time tax accountants;

•	Engaged external tax advisors to prepare and/or review significant tax provisions for compliance with accounting guidance for income taxes, as well as any changes in local tax law;

•	Implemented a tax software program designed to prepare the consolidated income tax provisions and related footnote disclosures;

•	Engaged external subject matter experts with specialized international and consolidated income tax knowledge to assist in creating, implementing, and documenting a consolidated tax process;

•	Implemented policies and procedures related to amounts requiring management estimates, such as uncertain tax positions and valuation allowances, which include multiple levels of review;

•	Implemented policies and procedures designed to standardize tax provision computations and ensure that reconciliations of key tax accounts were accurate in all material respects and properly reviewed by management;

•	Implemented training guidelines to provide appropriate technical knowledge related to accounting for income taxes and technical matters to the personnel involved in the preparation and review of income tax accounts; and

•	Established global tax reporting procedures to effectively monitor the global tax provision.

As disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010, we were not able to conclude that the material weaknesses referred to above had been remediated because certain actions taken or controls designed to remediate such material weaknesses were not in place or had not been operating for a sufficient period of time, or because they were not intended to be executed until later in the year, as well as because the operating effectiveness of these measures had not yet been fully tested. However, during the fourth quarter, we concluded that these material weaknesses have been remediated based on the fact that a sufficient period of time had passed and all controls were fully executed, as well as the completion of our testing of the effectiveness of our internal control over financial reporting in support of our assessment as of January 31, 2011. In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended January 31, 2011, management determined, with the participation of our Chief Executive Officer and Chief Financial Officer, that there were no additional changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Verint Systems Inc.
Melville, New York
We have audited the internal control over financial reporting of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2011 of the Company and our report dated April 5, 2011 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
New York, New York
April 5, 2011

Item 9B.	Other Information
Not applicable.

PART III
PART III
Except as set forth below, the information required by Items 10 through 14 is included in our definitive proxy statement under the captions “Election of Directors”, “Corporate Governance”, “Executive Officers”, “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Security Ownership of Certain Beneficial Owners and Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Certain Relationships and Related Person Transactions”, and “Audit Matters”. Such information is incorporated herein by reference.
Corporate Governance Guidelines
All of our employees, including our executive officers, are required to comply with our Code of Conduct. Additionally, our Chief Executive Officer, Chief Financial Officer, and senior officers must comply with our Code of Business Conduct and Ethics for Senior Officers. The purpose of these corporate policies is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. The text of the Code of Conduct and the Code of Business Conduct and Ethics for Senior Officers is available on our website (www.verint.com). We intend to disclose on our website any amendment to, or waiver from, a provision of our policies as required by law.
Securities Authorized for Issuance Under Equity Compensation Plans.
The following table sets forth certain information regarding our equity compensation plans as of January 31, 2011.

	(a)		(b)	(c)
				Number of Securities
				Remaining Available for
				Future Issuance under
	Number of Securities to		Weighted-Average	Equity Compensation
	be Issued upon Exercise		Exercise Price of	Plans (Excluding
	of Outstanding Options,		Outstanding Options,	Securities Reflected in
Plan Category	Warrants, and Rights		Warrants and Rights (1)	Column (a))
Equity compensation plans approved by security holders	4,221,174	(2)	$27.34	2,112,317
Equity compensation plans not approved by security holders	2,164	(3)	$21.66	—

Total	4,223,338		$26.19	2,112,317

(1)	The weighted-average price relates to outstanding stock options only (as of the applicable date). Other outstanding awards carry no exercise price and are therefore excluded from the weighted-average price.

(2)	Consists of 1,764,767 stock options and 2,456,407 RSUs. Does not include 15,000 shares of restricted stock previously issued under our equity compensation plans.

(3)	Consists solely of certain new-hire inducement grants made by Witness outside of its stockholder-approved equity plans prior to May 25, 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
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
(3) Exhibits.
See (b) below.
(b) Exhibits

Filed Herewith /
Incorporated by
Number	Description	Reference from

2.1	Agreement and Plan of Merger, dated as of February 11, 2007, among Verint Systems Inc., White Acquisition Corporation and Witness Systems, Inc.	Form 8-K filed on February 15, 2007
3.1	Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
3.2	Certificate of Designation, Preferences and Rights of the Series A Convertible Perpetual Preferred Stock	Form 8-K filed on May 30, 2007
3.3	Amended and Restated By-laws of Verint Systems Inc.	Form 8-K filed on January 7, 2011

Filed Herewith /
Incorporated by
Number	Description	Reference from

4.1	Specimen Common Stock certificate	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
4.2	Specimen Series A Convertible Perpetual Preferred Stock certificate	Form 10-K filed on March 17, 2010
10.1	Form of Indemnification Agreement	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.2	Federal Income Tax Sharing Agreement, dated as of January 31, 2002, between Comverse and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.3	Business Opportunities Agreement dated as of March 19, 2002, between Comverse and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.4	Verint Systems Inc. 2002 Employee Stock Purchase Plan	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.5	Verint Systems Inc. Stock Incentive Compensation Plan (as amended through December 12, 2002)	Form 10-K filed on May 1, 2003
10.6	Amendment No. 1 to Verint Systems Inc. Stock Incentive Compensation Plan (dated December 23, 2008)	Form 10-K filed on March 17, 2010
10.7	Amendment No. 2 to Verint Systems Inc. Stock Incentive Compensation Plan (dated March 4, 2009)	Form 10-K filed on March 17, 2010
10.8	Verint Systems Inc. 2004 Stock Incentive Compensation Plan, as amended and restated	Form 8-K filed on January 10, 2006
10.9	Amendment No. 1 to Verint Systems Inc. 2004 Stock Incentive Compensation Plan, as amended and restated (dated December 23, 2008)	Form 10-K filed on March 17, 2010
10.10	Witness Systems Amended and Restated Stock Incentive Plan	Witness Systems, Inc. Form 10-Q for the period ended June 30, 2005
10.11	Amendment No. 1 to Witness Systems Amended and Restated Stock Incentive Plan (dated May 29, 2001)	Witness Systems, Inc. Form 10-K filed on March 17, 2006
10.12	Amendment No. 2 to Witness Systems Amended and Restated Stock Incentive Plan (dated January 15, 2004)	Witness Systems, Inc. Form 10-K filed on March 15, 2004

Filed Herewith /
Incorporated by
Number	Description	Reference from

10.13	Amendment No. 3 to Witness Systems Amended and Restated Stock Incentive Plan (dated December 6, 2007)	Form 10-K filed on March 17, 2010
10.14	Amendment No. 4 to Witness Systems Amended and Restated Stock Incentive Plan (dated December 23, 2008)	Form 10-K filed on March 17, 2010
10.15	Verint Systems Inc. 2010 Stock Incentive Plan	Form S-8 (Comission File No. 333-169768) effective on October 5, 2010
10.16	Form of Stock Option Award Agreement*	Form 8-K filed on December 7, 2004
10.17	Form of Restricted Stock Award Agreement to an Independent Director, as amended*	Form 10-K filed on March 17, 2010
10.18	Form of Time-Based Restricted Stock Unit Award Agreement*	Form 10-K filed on March 17, 2010
10.19	Form of Performance-Based Restricted Stock Unit Award Agreement*	Form 10-K filed on March 17, 2010
10.20	Form of Time-Based Deferred Stock Award Agreement*	Form 10-K filed on March 17, 2010
10.21	Form of Performance-Based Deferred Stock Award Agreement*	Form 10-K filed on March 17, 2010
10.22	Form of Amendment to Time-Based and Performance-Based Equity Award Agreements*	Form 10-K filed on March 17, 2010
10.24	Form of Time-Based Restricted Stock Unit Award Agreement Solely Related to 2010 Grant*	Form 10-K filed on April 8, 2010
10.25	Form of Performance-Based Restricted Stock Unit Award Agreement Solely Related to 2010 Grant*	Form 10-K filed on April 8, 2010
10.26	Form of Time-Based Deferred Stock Award Agreement Solely Related to 2010 Grant*	Form 10-K filed on April 8, 2010
10.27	Form of Performance-Based Deferred Stock Award Agreement Solely Related to 2010 Grant*	Form 10-K filed on April 8, 2010
10.28	Form of Global Performance-Based Restricted Stock Unit Award*	Filed herewith
10.29	Form of Global Time-Based Restricted Stock Unit Award*	Filed herewith
10.30	Contribution Agreement, dated as of February 1, 2001, between Comverse and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.31	Stock Purchase Agreement, dated as of January 31, 2002, between Comverse, Inc. and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002

Filed Herewith /
Incorporated by
Number	Description	Reference from

10.32	Registration Rights Agreement, dated as of January 31, 2002, between Comverse and the Company	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.33	Registration Rights Agreement, by and between the Company and Comverse Technology, Inc., dated May 25, 2007	Form 8-K filed on May 30, 2007
10.34	Securities Purchase Agreement, by and between the Company and Comverse Technology, Inc., dated May 25, 2007	Form 8-K filed on May 30, 2007
10.35	Credit Agreement dated as of May 25, 2007 among the Company, as Borrower, the Lenders as parties thereto and Lehman Commercial Paper Inc., as Administrative Agent	Form 8-K filed on May 30, 2007
10.36	Employment Agreement, dated February 23, 2010, between Verint Systems Inc. and Dan Bodner*	Form 8-K filed on February 23, 2010
10.37	Employment Agreement, dated August 14, 2006, between Verint Systems Inc. and Douglas E. Robinson*	Form 10-K filed on March 17, 2010
10.38	Amendment No. 1, dated July 2, 2007, to Employment Agreement between Verint Systems and Douglas E. Robinson*	Form 10-K filed on March 17, 2010
10.39	Amendment No. 2, dated December 29, 2008, to Employment Agreement between Verint Systems Inc. and Douglas E. Robinson*	Form 10-K filed on March 17, 2010
10.40	Amended and Restated Employment Agreement, dated October 29, 2009, between Verint Systems Inc. and Elan Moriah*	Form 10-K filed on March 17, 2010
10.41	Employment Agreement, dated April 16, 2001, between Comverse Infosys UK Limited and David Parcell*	Form 10-K filed on March 17, 2010
10.42	Supplemental Employment Agreement, dated June 13, 2008, between Verint Systems UK Limited and David Parcell*	Form 10-K filed on March 17, 2010
10.43	Amended and Restated Employment Agreement, dated November 10, 2009, between Verint Systems Inc. and Peter Fante*	Form 10-K filed on March 17, 2010
10.44	Employment Offer Letter, dated August 30, 2000, between Comverse Infosys Ltd. and Meir Sperling*	Form 10-K filed on March 17, 2010
10.45	Manager’s Insurance Policy Letter between Comverse Infosys Ltd. and Meir Sperling* (English translation)	Form 10-K filed on March 17, 2010
10.46	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan*	Form 10-K filed on May 19, 2010
10.47	2009 Executive Officer Retention Letter*	Form 10-K filed on March 17, 2010

Filed Herewith /
Incorporated by
Number	Description	Reference from

10.48
Amendment, Waiver, and Consent, dated April 27, 2010, to Credit Agreement among the Company, as Borrower, the Lenders, as parties thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent
Form 8-K filed on May 3, 2010
10.49	Letter Agreement, dated July 16, 2010, between Comverse Technology, Inc. and Verint Systems Inc.	Form 8-K filed on July 19, 2010
10.50
Amendment No. 3 to Credit Agreement, dated July 27, 2010, among Verint Systems Inc., the lenders from time to time party thereto, and the administrative agent party thereto, to the Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., the lenders from time to time party thereto, and the administrative agent party thereto.
Form 8-K filed on August 2, 2010
10.51	Incremental Amendment and Joinder Agreement, dated July 30, 2010, among Verint Systems Inc., the additional lenders party thereto, and the administrative agent.	Form 8-K filed on August 2, 2010
21.1	Subsidiaries of the Company	Filed herewith
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350(1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350(1)	Filed herewith

(1)	These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

(c)	Financial Statement Schedules
None.

Item 15A.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Verint Systems Inc.
Melville, New York
We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Verint Systems Inc. and subsidiaries as of January 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 5, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
New York, New York
April 5, 2011

Financial Statements
VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of January 31, 2011 and 2010

	January 31,
(in thousands, except share and per share data)	2011	2010

Assets
Current Assets:
Cash and cash equivalents	$169,906	$184,335
Restricted cash and bank time deposits	13,639	5,206
Accounts receivable, net of allowance for doubtful accounts of $5.4 million and $4.7 million, respectively	150,769	127,826
Inventories	16,987	14,373
Deferred cost of revenue	6,269	11,232
Deferred income taxes	13,179	21,140
Prepaid expenses and other current assets	31,195	43,414

Total current assets	401,944	407,526

Property and equipment, net	23,176	24,453
Goodwill	738,674	724,670
Intangible assets, net	157,071	173,833
Capitalized software development costs, net	6,787	8,530
Long-term deferred cost of revenue	21,715	33,019
Long-term deferred income taxes	6,700	7,469
Other assets	20,060	16,837

Total assets	$1,376,127	$1,396,337

Liabilities, Preferred Stock, and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$36,861	$46,570
Accrued expenses and other current liabilities	162,650	154,935
Current maturities of long-term debt	—	22,678
Deferred revenue	142,465	183,719
Deferred income taxes	379	487
Liabilities to affiliates	1,847	1,709

Total current liabilities	344,202	410,098

Long-term debt	583,234	598,234
Long-term deferred revenue	40,424	51,412
Long-term deferred income taxes	13,226	21,425
Other liabilities	31,812	44,193

Total liabilities	1,012,898	1,125,362

Preferred Stock — $0.001 par value; authorized 2,500,000 shares. Series A convertible preferred stock; 293,000 shares issued and outstanding; aggregate liquidation preference and redemption value of $338,717 at January 31, 2011	285,542	285,542

Commitments and Contingencies
Stockholders’ Equity (Deficit):
Common stock — $0.001 par value; authorized 120,000,000 shares. Issued 37,349,000 and 32,687,000 shares, respectively; outstanding 37,089,000 and 32,584,000 shares as of January 31, 2011 and 2010, respectively	38	33
Additional paid-in capital	519,834	451,166
Treasury stock, at cost — 260,000 and 103,000 shares as of January 31, 2011 and 2010, respectively	(6,639)	(2,493)
Accumulated deficit	(394,757)	(420,338)
Accumulated other comprehensive loss	(42,069)	(43,134)

Total Verint Systems Inc. stockholders’ equity (deficit)	76,407	(14,766)
Noncontrolling interest	1,280	199

Total stockholders’ equity (deficit)	77,687	(14,567)

Total liabilities, preferred stock, and stockholders’ equity (deficit)	$1,376,127	$1,396,337

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended January 31, 2011, 2010, and 2009

	Year Ended January 31,
(in thousands, except per share data)	2011	2010	2009

Revenue:
Product	$375,164	$374,272	$365,485
Service and support	351,635	329,361	304,059

Total revenue	726,799	703,633	669,544

Cost of revenue:
Product	111,989	122,961	125,175
Service and support	117,261	108,953	124,051
Amortization of acquired technology	9,094	8,021	9,024

Total cost of revenue	238,344	239,935	258,250

Gross profit	488,455	463,698	411,294

Operating expenses:
Research and development, net	96,525	83,797	88,309
Selling, general and administrative	297,365	291,813	282,147
Amortization of other acquired intangible assets	21,460	22,268	25,249
Impairments of goodwill	—	—	25,961
Integration, restructuring and other, net	—	141	4,654

Total operating expenses	415,350	398,019	426,320

Operating income (loss)	73,105	65,679	(15,026)

Other income (expense), net:
Interest income	454	616	1,872
Interest expense	(29,896)	(24,964)	(37,211)
Other income (expense), net	(5,138)	(17,123)	(8,541)

Total other expense, net	(34,580)	(41,471)	(43,880)

Income (loss) before provision for income taxes	38,525	24,208	(58,906)
Provision for income taxes	9,940	7,108	19,671

Net income (loss)	28,585	17,100	(78,577)
Net income attributable to noncontrolling interest	3,004	1,483	1,811

Net income (loss) attributable to Verint Systems Inc.	25,581	15,617	(80,388)
Dividends on preferred stock	(14,178)	(13,591)	(13,064)

Net income (loss) attributable to Verint Systems Inc. common shares	$11,403	$2,026	$(93,452)

Net income (loss) per common share attributable to Verint Systems Inc.
Basic	$0.33	$0.06	$(2.88)

Diluted	$0.31	$0.06	$(2.88)

Weighted-average common shares outstanding
Basic	34,544	32,478	32,394

Diluted	37,179	33,127	32,394

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended January 31, 2011, 2010, and 2009

	Verint Systems Inc. Stockholders’ Equity (Deficit)
						Accumulated	Total Verint
	Common Stock		Additional			Other	Systems Inc.		Total
		Par	Paid-in	Treasury	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
(in thousands)	Shares	Value	Capital	Stock	Deficit	Loss	Equity (Deficit)	Interest	Equity (Deficit)
Balances as of January 31, 2008	32,526	$32	$387,537	$(2,094)	$(355,567)	$(610)	$29,298	$1,027	$30,325
Comprehensive income:
Net income (loss)	—	—	—	—	(80,388)	—	(80,388)	1,811	(78,577)
Unrealized gains on derivative financial instruments, net	—	—	—	—	—	101	101	—	101
Unrealized losses on available-for-sale securities, net	—	—	—	—	—	(29)	(29)	—	(29)
Currency translation adjustments	—	—	—	—	—	(57,866)	(57,866)	(23)	(57,889)

Total comprehensive income	—	—	—	—	(80,388)	(57,794)	(138,182)	1,788	(136,394)
Stock-based compensation expense	—	—	32,040	—	—	—	32,040	—	32,040
Common stock issued for stock awards	23	—	—	—	—	—	—	—	—
Forfeitures of restricted stock awards	(9)	—	166	(166)	—	—	—	—	—
Purchases of treasury stock	(5)	—	—	(93)	—	—	(93)	—	(93)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(2,142)	(2,142)
Tax effects from stock award plans	—	—	(21)	—	—	—	(21)	—	(21)
Other tax adjustments	—	—	215	—	—	—	215	—	215

Balances as of January 31, 2009	32,535	32	419,937	(2,353)	(435,955)	(58,404)	(76,743)	673	(76,070)

Comprehensive income:
Net income	—	—	—	—	15,617	—	15,617	1,483	17,100
Unrealized gains on derivative financial instruments, net	—	—	—	—	—	5	5	—	5
Unrealized gains on available-for-sale securities, net	—	—	—	—	—	34	34	—	34
Currency translation adjustments	—	—	—	—	—	15,231	15,231	46	15,277

Total comprehensive income	—	—	—	—	15,617	15,270	30,887	1,529	32,416
Stock-based compensation expense	—	—	31,195	—	—	—	31,195	—	31,195
Common stock issued for stock awards	64	1	—	—	—	—	1	—	1
Forfeitures of restricted stock awards	(4)	—	34	(34)	—	—	—	—	—
Purchases of treasury stock	(11)	—	—	(106)	—	—	(106)	—	(106)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(2,003)	(2,003)

Balances as of January 31, 2010	32,584	33	451,166	(2,493)	(420,338)	(43,134)	(14,766)	199	(14,567)

Comprehensive income:
Net income	—	—	—	—	25,581	—	25,581	3,004	28,585
Unrealized losses on derivative financial instruments, net	—	—	—	—	—	(351)	(351)	—	(351)
Currency translation adjustments	—	—	—	—	—	1,416	1,416	268	1,684

Total comprehensive income	—	—	—	—	25,581	1,065	26,646	3,272	29,918
Stock-based compensation expense	—	—	28,784	—	—	—	28,784	—	28,784
Common stock issued for stock awards	2,498	3	(3)	—	—	—	—	—	—
Exercises of stock options	2,164	2	40,833	—	—	—	40,835	—	40,835
Purchases of treasury stock	(157)	—	—	(4,146)	—	—	(4,146)	—	(4,146)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(2,191)	(2,191)
Tax effects from stock award plans	—	—	(946)	—	—	—	(946)	—	(946)

Balances as of January 31, 2011	37,089	$38	$519,834	$(6,639)	$(394,757)	$(42,069)	$76,407	$1,280	$77,687

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended January 31, 2011, 2010, and 2009

	Year Ended January 31,
(in thousands)	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$28,585	$17,100	$(78,577)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,951	49,290	55,142
Provision for doubtful accounts	1,863	849	793
Impairments of goodwill	—	—	25,961
Stock-based compensation	28,784	31,195	32,040
Provision (benefit) for deferred income taxes	(1,092)	(62)	17,768
Excess tax benefits from stock award plans	(815)	—	—
Non-cash losses on derivative financial instruments, net	5,863	14,709	14,591
Non-cash gains on sales of auction rate securities	—	—	(4,713)
Other non-cash items, net	1,139	1,443	441
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(24,574)	(13,910)	(3,328)
Inventories	(3,471)	5,686	(2,761)
Deferred cost of revenue	16,616	14,082	12,201
Prepaid expenses and other assets	9,924	(11,542)	8,876
Accounts payable and accrued expenses	15,839	12,912	(10,754)
Deferred revenue	(51,226)	(21,143)	(7,329)
Other liabilities	(5,933)	471	(6,877)
Other, net	67	(243)	161

Net cash provided by operating activities	70,520	100,837	53,635

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired, and payments of contingent consideration associated with business combinations consummated in prior periods	(23,485)	(96)	(3,092)
Purchases of property and equipment	(8,536)	(4,965)	(11,113)
Sales and maturities of investments	—	—	7,000
Settlements of derivative financial instruments not designated as hedges	(34,783)	(19,414)	(10,041)
Cash paid for capitalized software development costs	(2,527)	(2,715)	(4,547)
Change in restricted cash and bank time deposits	(8,502)	2,591	(4,454)

Net cash used in investing activities	(77,833)	(24,599)	(26,247)

Cash flows from financing activities:
Proceeds from borrowings	—	—	15,000
Repayments of borrowings and other financing obligations	(38,163)	(6,088)	(2,869)
Proceeds from exercises of stock options	40,787	—	—
Payment of debt issuance and other debt-related costs	(4,039)	(152)	(150)
Dividends paid to noncontrolling interest	(2,191)	(4,145)	—
Purchases of treasury stock	(4,146)	—	—
Excess tax benefits from stock award plans	815	—	—
Other financing activities	—	(106)	(93)

Net cash provided by (used in) financing activities	(6,937)	(10,491)	11,888

Effect of exchange rate changes on cash and cash equivalents	(179)	2,660	(6,581)

Net increase (decrease) in cash and cash equivalents	(14,429)	68,407	32,695
Cash and cash equivalents, beginning of year	184,335	115,928	83,233

Cash and cash equivalents, end of year	$169,906	$184,335	$115,928

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,053	$24,705	$36,544

Cash paid for income taxes, net of refunds received	$8,528	$11,661	$3,319

Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$1,047	$642	$382

Inventory transfers to property and equipment	$874	$621	$1,325

Settlement of embedded derivative	$—	$—	$8,121

Dividend to noncontrolling interest — declared, but paid in subsequent year	$—	$—	$2,142

Stock options exercised, proceeds received subsequent to year end	$65	$—	$—

Purchases under supplier financing arrangements	$1,859	$—	$—

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Description of Business
Unless the context otherwise requires, the terms “Verint”, “we”, “us”, and “our” in these notes to consolidated financial statements refer to Verint® Systems Inc. and its consolidated subsidiaries.
Verint is a leading global provider of Actionable Intelligence® solutions and value-added services designed to help organizations make timely and effective decisions. Our solutions are used to capture, distill, and analyze complex and underused information sources, such as voice, video, and unstructured text. In the enterprise market, our workforce optimization solutions help organizations enhance customer service operations in contact centers, branches, and back-office environments to increase customer satisfaction, reduce operating costs, identify revenue opportunities, and improve profitability. In the security intelligence market, our video intelligence, public safety, and communications intelligence and investigative solutions are used by government and commercial organizations in their efforts to protect people, property, and infrastructure.
Basis of Presentation
We are a majority-owned subsidiary of Comverse Technology, Inc. (“Comverse”). During the three years ended January 31, 2011, Comverse did not provide us with material levels of corporate or administrative services.
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

Reclassifications
The classification of certain costs within the consolidated statements of operations for the years ended January 31, 2010 and 2009 has been corrected to conform to the presentation for the year ended January 31, 2011. The reclassification reflects $8.6 million and $6.5 million of cost of service and support revenue for the years ended January 31, 2010 and 2009, respectively, which had previously been presented as a component of cost of product revenue. This correction was not material to the consolidated financial statements for the years ended January 31, 2010 and 2009 and did not impact our total cost of revenue, gross profit, operating income (loss), income (loss) before provision for income taxes, net income (loss), consolidated balance sheets, or consolidated statements of cash flows in those years.
Cash and Cash Equivalents
Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of interest-bearing money market accounts and other highly liquid investments with an original maturity of three months or less when purchased.
Restricted Cash and Bank Time Deposits
Restricted cash and restricted bank time deposits are pledged as collateral or otherwise restricted as to use for vendor payables, general liability insurance, workers’ compensation insurance, and warranty programs. Restricted bank time deposits generally consist of certificates of deposit with original maturities of between 30 and 360 days.
Investments
As of January 31, 2011 and 2010, all of our available operating funds are in cash and cash equivalents or restricted cash. Historically, investments generally consist of marketable debt securities of corporations, the U.S. government, and agencies of the U.S. government. Through January 31, 2008, we also periodically invested in auction rate securities (“ARS”). Effective in the year ended January 31, 2009, we no longer invest in ARS as a matter of policy.
Our investments in marketable securities are classified as available-for-sale, and are stated at fair value based on market quotes. Investments with stated maturities beyond one year are classified as short-term if the securities are highly marketable and readily convertible into cash for current operations. Unrealized gains and losses, net of deferred taxes, are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). We recognize realized gains and losses upon sale of short-term investments and declines in value deemed to be other than temporary using the specific identification method. Interest on short-term investments is recognized within income when earned.
We periodically review our investments for indications of possible impairment in value. Factors considered in determining whether a loss is other than temporary include the length of time and extent to which fair value has been below the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Upon sale, the cumulative unrealized gain or loss associated with the sold security that was previously recorded in accumulated other comprehensive income (loss) is reclassified into the consolidated statement of operations as a realized gain (loss), which is included in other income (expense), net.

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
Accounts Receivable, Net
Trade accounts receivable are recorded at the invoiced amount and are not interest-bearing.
Accounts receivable, net, includes costs in excess of billings and estimated earnings on arrangements recognized under contract accounting methods, representing revenue recognized on contracts for which billing will occur in subsequent periods, in accordance with the terms of the contracts. Costs in excess of billings and estimated earnings on such contracts was $4.4 million and $11.8 million as of January 31, 2011 and 2010, respectively.
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

The following table summarizes the activity in our allowance for doubtful accounts for the years ended January 31, 2011, 2010, and 2009:

	Year Ended January 31,
(in thousands)	2011	2010	2009

Balance at beginning of year	$4,706	$5,989	$6,490
Provisions charged to expense	1,832	801	793
Amounts written off	(1,126)	(2,210)	(868)
Other (1)	(17)	126	(426)

Balance at end of year	$5,395	$4,706	$5,989

(1)	Includes balances from acquisitions and changes in balances due to changes in foreign currency exchange rates.
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
Goodwill, Other Acquired Intangible Assets, and Long-lived Assets
We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value. Other acquired intangible assets include identifiable acquired technologies, trade names, customer relationships, distribution networks, and non-competition agreements. We amortize the cost of finite-lived identifiable intangible assets on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are expected to be realized, over their estimated useful lives, which are periods of ten years or less.

We regularly perform reviews to determine if the carrying values of our goodwill and other intangible assets are impaired. We review goodwill for impairment at least annually on November 1, or more frequently if an event occurs indicating the potential for impairment. As of January 31, 2011 and 2010, we had no indefinite-lived intangible assets other than goodwill. To test for potential impairment, we first perform an assessment of the fair value of our reporting units. We utilize three primary approaches to assess fair value: (a) an income based approach, using projected discounted cash flows, (b) a market based approach, using multiples of comparable companies, and (c) a transaction based approach, using multiples for recent acquisitions of similar businesses made in the marketplace.
Our estimate of fair value of each reporting unit is based on a number of subjective factors, including: (a) appropriate consideration of valuation approaches (income approach, comparable public company approach, and comparable transaction approach), (b) estimates of our future cost structure, (c) discount rates for our estimated cash flows, (d) selection of peer group companies for the public company and the market transaction approaches, (e) required levels of working capital, (f) assumed terminal value, and (g) time horizon of cash flow forecasts.
The fair value of each reporting unit is compared to its carrying value to determine whether there is an indication of impairment in value. If an indication of impairment exists, we perform a second analysis to measure the amount of impairment, if any. During the year ended January 31, 2009, we recorded $26.0 million of non-cash goodwill impairment charges. We did not record any impairment of goodwill for the years ended January 31, 2011 and 2010.
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
No impairments of long-lived assets other than goodwill were recorded during the years ended January 31, 2011, 2010 and 2009.
Further discussion of impairment charges appears in Note 5, “Intangible Assets and Goodwill”.
Fair Value of Financial Instruments
Our recorded amounts of cash and cash equivalents, accounts receivable, investments, and accounts payable approximate fair value, due to the short-term nature of these instruments. We measure certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value of money market funds, derivative financial instruments, and long-term debt are disclosed in Note 13, “Fair Value Measurements”.

Derivative Financial Instruments
As part of our risk management strategy, when considered appropriate, we use derivative financial instruments including forward contracts and interest rate swap agreements to hedge against certain foreign currency and interest rate exposures. Our intent is to offset gains and losses that occur from the underlying exposure with gains and losses on the derivative contracts used to offset them. By policy, we do not enter into speculative positions with derivative instruments. The criteria we use for designating a derivative as a hedge include contemporaneous and ongoing documentation of the instrument’s effectiveness in risk reduction and direct matching of the financial instrument to the underlying transaction. We record all derivatives in other assets or other liabilities on our consolidated balance sheets at their fair values. Gains and losses from the changes in values of these derivatives are accounted for based on the use of the derivative and whether it qualifies for hedge accounting.
For the years ended January 31, 2011, 2010 and 2009, certain foreign currency forward contracts qualified for accounting as hedges and accordingly, the effective portions of the changes in fair value of these instruments were recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets, net of applicable income taxes. The ineffective portion, if any, of these contracts is reported in other income (expense), net. For derivative financial instruments not accounted for as hedges, gains and losses from changes in their fair values are reported in other income (expense), net. See Note 14, “Derivative Financial Instruments”, for further details regarding our hedging activities and related accounting policies.
Long-term Debt
We capitalize debt issuance costs, as well as costs incurred for subsequent modification of debt, incurred in connection with our long-term borrowings and credit facilities. We amortize these costs as an adjustment to interest expense over the remaining contractual life of the associated long-term borrowing or credit facility using the effective interest method for long-term borrowings and the straight-line method for revolving credit facilities. When unscheduled principal payments are made, we adjust the amortization of our deferred debt-related costs to reflect the expected remaining terms of the borrowing.
Segment Reporting
We have three operating segments, which are also our reportable segments, Enterprise Workforce Optimization Solutions (“Workforce Optimization”), Video Intelligence Solutions (“Video Intelligence”), and Communications Intelligence and Investigative Solutions (“Communications Intelligence”). We determine our reportable segments based on a number of factors our management uses to evaluate and run our business operations, including similarities of customers, products and technology. Our Chief Executive Officer is our chief operating decision maker, who utilizes segment revenue and segment operating contribution as the primary basis for assessing financial results of segments and for the allocation of resources. See Note 18, “Segment, Geographic, and Significant Customer Information”, for a full description of our segments and related accounting policies.

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

PCS revenue is derived from providing technical software support services and unspecified software updates and upgrades to customers on a when-and-if-available basis. PCS revenue is recognized ratably over the term of the maintenance period, which in most cases is one year. When PCS is included within a multiple-element arrangement, we utilize either the substantive renewal rate approach or the bell-shaped curve approach to establish VSOE for the PCS, depending upon the business segment, geographical region, or product line.
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
Where revenue is recognized over multiple periods in accordance with our revenue recognition policies, we have made an accounting policy election whereby cost of product revenue, including hardware and third-party software license fees, are capitalized and recognized in the same period that product revenue is recognized, while installation and other service costs are generally expensed as incurred, except for certain contracts that are accounted for using contract accounting principles. Deferred cost of revenue is classified in its entirety as current or long-term assets based on whether the related revenue will be recognized within twelve months of the origination date of the arrangement.
For certain contracts accounted for using contract accounting principles, revisions in estimates of costs and profits are reflected in the accounting period in which the facts that require the revision become known, if such facts become known subsequent to the issuance of the consolidated financial statements. If such facts become known before the issuance of the consolidated financial statements, the requisite revisions in estimates of costs and profits are reflected in the consolidated financial statements. At the time a loss on a contract becomes evident, the entire amount of the estimated loss is accrued. Related contract costs include all direct material and labor costs and those indirect costs related to contract performance.
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
Income Taxes
We account for income taxes under the asset and liability method which includes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements. Under this approach, deferred taxes are recorded for the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial statement and tax bases of our assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. The effects of future changes in income tax laws or rates are not anticipated.
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
We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more-likely-than-not sustainable, based solely on their technical merits, upon examination and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position as the largest amount that we believe is more-likely-than-not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements represent our unrecognized income tax benefits, which we either record as a liability or as a reduction of deferred tax assets. Our policy is to include interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

Functional Currency and Foreign Currency Transaction Gains and Losses
The functional currency for each of our foreign subsidiaries is the respective local currency, with the exception of our subsidiaries in Israel and Canada, whose functional currencies are the U.S. dollar. Most of our revenue and materials purchased from suppliers are denominated in or linked to the U.S. dollar. Transactions denominated in currencies other than a functional currency (primarily compensation and benefits costs of foreign operations) are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within other income (expense), net in the consolidated statements of operations. We recorded $0.9 million and $1.6 million of net foreign currency gains for the years ended January 31, 2011 and 2009, respectively, and $1.9 million of net foreign currency losses for the year ended January 31, 2010.
In those instances where a foreign subsidiary has a functional currency other than the U.S. dollar, revenue and expenses are translated into U.S. dollars using average exchange rates for the reporting period, while assets and liabilities are translated into U.S. dollars using period-end rates. The effects of foreign currency translation adjustments are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.
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
Net Income (Loss) Per Common Share Attributable to Verint Systems Inc.
Shares used in the calculation of basic net income (loss) per common share are based on the weighted-average number of shares outstanding during the accounting period. Shares used in the calculation of basic net income (loss) per common share exclude unvested shares of restricted stock because they are contingent upon future service conditions. Shares used in the calculation of diluted net income (loss) per common share are based on the weighted-average number of shares outstanding, adjusted for the assumed exercise of all potentially dilutive stock options and other stock-based awards outstanding using the treasury stock method. Shares used in the calculation of diluted net income (loss) per common share also include the assumed conversion of our convertible preferred stock, if dilutive. In periods for which we report a net loss, basic net loss per common share and diluted net loss per common share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

Recent Accounting Pronouncements
Standards Implemented:
In May 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued. In February 2010, the FASB issued an amendment to this guidance that removed the requirement for public entities, as defined, to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This standard, as amended, was effective for us beginning with our interim period ended July 31, 2009. The adoption of this standard, as amended, had no impact on our consolidated financial statements.
In June 2009, the FASB issued a new accounting standard related to the consolidation of variable interest entities, requiring a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and significantly enhances disclosures. The standard may be applied retrospectively to previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. This standard was effective for us for the fiscal year beginning on February 1, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.
In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. The initial phase, effective for us as of February 1, 2010, requires enhanced disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers between categories of the fair value measurement hierarchy. The adoption of this standard did not have a material impact on our consolidated financial statements. The second phase, effective for us as of February 1, 2011, is further discussed below.
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

Also in October 2009, the FASB issued guidance related to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of existing software revenue guidance. This additional guidance removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. This revenue recognition guidance, and the guidance discussed in the preceding paragraph, should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. It will be effective for us in our fiscal year beginning February 1, 2011, although early adoption is permitted. Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. While we have evaluated and are prepared to implement this guidance effective February 1, 2011, we have not determined with reasonable certainty the impact it may have on our consolidated financial statements, which will depend on, among other things, the future volume, mix, and timing of product deliveries related to future multiple element arrangements with customers.
In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. The initial phase, as previously discussed, was effective for us in our fiscal year beginning February 1, 2010. The second phase, effective for us as of February 1, 2011, will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). We do not expect the application of this new guidance to have a significant impact on our consolidated financial statements.
In July 2010, the FASB issued guidance requiring certain disclosures related to financing receivables and the allowance for credit losses by portfolio segment, as well as disclosures of information regarding the credit quality, aging, nonaccrual status and impairments by class of receivable. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. The revised disclosures related to period-end balances are effective for us as of January 31, 2011, and the revised disclosures related to activity during the reporting period are effective for us beginning in the quarter ending April 30, 2011. The adoption of this guidance as of January 31, 2011 did not have a material effect on our consolidated financial statements, and we are currently assessing the impact of the required disclosures for the quarter ending April 30, 2011.
In December 2010, the FASB issued guidance regarding goodwill impairment testing for a reporting unit that has a zero or negative carrying value. Upon adoption, if the carrying value of the reporting unit is zero or negative, the reporting entity must perform step two of the goodwill impairment test if it is more likely than not that goodwill is impaired, based on an assessment of adverse qualitative indicators, if any. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. As of November 1, 2010, the date of our most recent goodwill impairment assessment, we did not have any reporting units with zero or negative carrying values. We do not expect the application of this new guidance to have a significant impact on our consolidated financial statements.

2. Net Income (Loss) Per Common Share Attributable to Verint Systems Inc.
The following table summarizes the calculation of basic and diluted net income (loss) per common share attributable to Verint Systems Inc. for the years ended January 31, 2011, 2010 and 2009:

	Year Ended January 31,
(in thousands, except per share amounts)	2011	2010	2009
Net income (loss)	$28,585	$17,100	$(78,577)
Net income attributable to noncontrolling interest	3,004	1,483	1,811

Net income (loss) attributable to Verint Systems Inc.	25,581	15,617	(80,388)
Dividends on preferred stock	(14,178)	(13,591)	(13,064)

Net income (loss) attributable to Verint Systems Inc. for basic net income (loss) per common share	11,403	2,026	(93,452)
Dilutive effect of dividends on preferred stock	—	—	—

Net income (loss) attributable to Verint Systems Inc. for diluted net income (loss) per common share	$11,403	$2,026	$(93,452)

Weighted-average shares outstanding:
Basic	34,544	32,478	32,394
Dilutive effect of employee equity award plans	2,635	649	—
Dilutive effect of assumed conversion of preferred stock	—	—	—

Diluted	37,179	33,127	32,394

Net income (loss) per common share attributable to Verint Systems Inc.
Basic	$0.33	$0.06	$(2.88)

Diluted	$0.31	$0.06	$(2.88)

We excluded the following weighted-average shares underlying stock-based awards and convertible preferred stock from the calculations of diluted net income (loss) per common share because their inclusion would have been anti-dilutive:

	Year Ended January 31,
(in thousands)	2011	2010	2009
Shares excluded from calculation:
Stock options and restricted stock-based awards	1,158	4,714	7,055

Convertible preferred stock	10,223	9,836	9,464

3. Investments
As of January 31, 2011 and 2010, all of our excess funds are in cash, cash equivalents, restricted cash, or restricted time deposits. We have not invested in marketable debt or equity securities during the three-year period ended January 31, 2011, but may do so in the future as permitted under our investment guidelines. We have historically invested in a variety of securities, including U.S. Government, corporation, agency bonds, and ARS, which typically provide higher yields than money market and other cash equivalent investments. Effective in the year ended January 31, 2009, we no longer invest in ARS as a matter of policy.
As of January 31, 2008, our investments consisted of ARS with a total original cost of $7.0 million, for which we had recorded other than temporary impairments in value reducing their carrying values to $2.3 million, representing their estimated fair values on that date.
During the year ended January 31, 2009, we sold our ARS to the broker from whom we purchased the securities at par value plus accrued interest. We are aware that at the time, the broker had entered into a settlement agreement with the Attorney General of the State of New York and the North American Securities Administrators Association Task Force. Consequently, we recorded a gain of $4.7 million in other income (expense), net in our consolidated statement of operations for the year ended January 31, 2009 when the securities were sold to the broker.
Proceeds from sales or maturities of available-for-sale investments were $7.0 million during the year ended January 31, 2009. We received no such proceeds during the year ended January 31, 2011 and 2010, because all of our available operating funds and our restricted cash were held in the form of cash and cash equivalents during those entire years.
4. Business Combinations
Iontas Limited
On February 4, 2010, our wholly owned subsidiary, Verint Americas Inc., acquired all of the outstanding shares of Iontas Limited (“Iontas”), a privately held provider of desktop analytics solutions. Prior to this acquisition, we licensed certain technology from Iontas, whose solutions measure application usage and analyze workflows to help improve staff performance in contact center, branch, and back-office operations environments. We acquired Iontas, among other objectives, to expand the desktop analytical capabilities of our workforce optimization solutions. We have included the financial results of Iontas in our consolidated financial statements since February 4, 2010.
We acquired Iontas for total consideration valued at $21.7 million, including cash consideration of $17.7 million, and additional milestone-based contingent payments of up to $3.8 million, tied to certain performance targets being achieved over the two-year period following the acquisition date.
We recorded the acquisition-date estimated fair value of the contingent consideration of $3.2 million as a component of the purchase price of Iontas. The acquisition-date fair value of the contingent consideration was measured based on the probability-adjusted present value of the contingent consideration expected to be earned and transferred. The fair value of the contingent consideration was remeasured as of January 31, 2011 at $3.5 million, and the change in the fair value of the contingent consideration between the acquisition date and January 31, 2011 was recorded within selling, general and administrative expenses in our consolidated statements of operations.

Our purchase price to acquire Iontas also included $1.5 million of prepayments for product licenses and support services procured from Iontas prior to the acquisition date, partially offset by $0.7 million of trade accounts payable to Iontas as of the acquisition date.
The following table sets forth the components and the allocation of the purchase price of Iontas.

		Estimated
(in thousands)	Amount	Useful Lives

Components of Purchase Price:
Cash	$17,738
Fair value of contingent consideration	3,224
Prepaid product licenses and support services	1,493
Trade accounts payable	(712)

Total purchase price	$21,743

Allocation of Purchase Price:
Net tangible assets:
Cash and cash equivalents	$2,569
Other current assets	286
Other assets	89
Current liabilities	(211)
Deferred income taxes — current and long-term	(993)

Net tangible assets	1,740

Identifiable intangible assets:
Developed technology	6,949	6 years
Non-competition agreements	278	3 years

Total identifiable intangible assets (1)	7,227

Goodwill	12,776

Total purchase price	$21,743

(1)	The weighted-average amortization period of all finite-lived identifiable intangible assets is 5.9 years.
Among the factors that contributed to the recognition of goodwill in this transaction were the expansion of our desktop analytical capabilities, the expansion of our suite of products and services, and the addition of an assembled workforce. This goodwill has been assigned to our Workforce Optimization segment, and is not deductible for income tax purposes.

Transaction costs, primarily professional fees, directly related to the acquisition of Iontas, totaled $1.3 million, and were expensed as incurred.
The pro forma impact of the Iontas acquisition is not material to our historical consolidated operating results and is therefore not presented. Revenue from Iontas for the year ended January 31, 2011 also were not material.
Other Business Combination
In December 2010, we acquired certain technology and other assets for use in our Communications Intelligence operating segment in a transaction that qualified as a business combination. The impact of this acquisition was not material to our consolidated balance sheet and results of operations.
We did not enter into any business combinations during the years ended January 31, 2010 and January 31, 2009.
5. Intangible Assets and Goodwill
Acquisition-related intangible assets consist of the following as of January 31, 2011 and 2010:

	January 31, 2011
		Accumulated
(in thousands)	Cost	Amortization	Net
Customer relationships	$198,106	$(74,412)	$123,694
Acquired technology	66,794	(37,579)	29,215
Trade names	9,552	(9,177)	375
Non-competition agreements	5,215	(2,760)	2,455
Distribution network	2,440	(1,108)	1,332

Total	$282,107	$(125,036)	$157,071

	January 31, 2010
		Accumulated
(in thousands)	Cost	Amortization	Net
Customer relationships	$198,084	$(54,825)	$143,259
Acquired technology	54,629	(28,419)	26,210
Trade names	9,551	(7,989)	1,562
Non-competition agreements	3,429	(2,203)	1,226
Distribution network	2,440	(864)	1,576

Total	$268,133	$(94,300)	$173,833

The following table presents net acquisition-related intangible assets by segment as of January 31, 2011 and 2010.

	January 31,
(in thousands)	2011	2010

Workforce Optimization	$148,471	$171,133
Video Intelligence	934	1,149
Communications Intelligence	7,666	1,551

Total	$157,071	$173,833

All acquired, finite-lived intangible assets are amortized on a straight-line basis, which approximates the pattern in which the estimated economic benefits of the assets are realized, over their estimated useful lives, which are periods of ten years or less.
Total amortization expense recorded for acquisition-related intangible assets was $30.6 million, $30.3 million, and $34.3 million for the years ended January 31, 2011, 2010, and 2009, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign exchange rates on intangible assets not denominated in U.S. dollars.
Estimated future finite-lived acquisition-related intangible asset amortization expense is as follows:

(in thousands)
Years Ending January 31,	Amount
2012	$31,364
2013	30,574
2014	25,394
2015	22,264
2016	21,590
2017 and thereafter	25,885

Total	$157,071

In conjunction with the goodwill impairment reviews described below, we conducted reviews for impairment of our other long-lived assets, including finite-lived intangible assets, because any impairment of these assets must be considered prior to the conclusion of the goodwill impairment review in accordance with applicable accounting guidance. We did not identify any impairments of finite-lived intangible assets during the years ended January 31, 2011, 2010 and 2009.

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and identifiable intangible assets acquired. Goodwill activity for the years ended January 31, 2011 and 2010, in total and by reportable segment, is as follows:

		Reportable Segment
		Workforce	Video	Communications
(in thousands)	Total	Optimization	Intelligence	Intelligence

Year Ended January 31, 2010
Goodwill, gross, at January 31, 2009	$776,849	$681,140	$65,726	$29,983
Accumulated impairment losses at January 31, 2009	(66,865)	(30,791)	(36,074)	—

Goodwill, net, at January 31, 2009	709,984	650,349	29,652	29,983
Additional consideration — previous acquisitions (1)	89	—	—	89
Foreign currency translation and other	14,597	13,325	1,272	—

Goodwill, net, at January 31, 2010	$724,670	$663,674	$30,924	$30,072

Year Ended January 31, 2011
Goodwill, gross, at January 31, 2010	$791,535	$694,465	$66,998	$30,072
Accumulated impairment losses at January 31, 2010	(66,865)	(30,791)	(36,074)	—

Goodwill, net, at January 31, 2010	724,670	663,674	30,924	30,072
Acquisition of Iontas Limited	12,776	12,776	—	—
Foreign currency translation and other	1,228	(39)	(209)	1,476

Goodwill, net, at January 31, 2011	$738,674	$676,411	$30,715	$31,548

Balance at January 31, 2011
Goodwill, gross, at January 31, 2011	$805,539	$707,202	$66,789	$31,548
Accumulated impairment losses at January 31, 2011	(66,865)	(30,791)	(36,074)	—

Goodwill, net, at January 31, 2011	$738,674	$676,411	$30,715	$31,548

(1)	Contingent consideration for acquisitions completed in prior years.
At the acquisition date, goodwill resulting from a business combination is assigned to those reporting units expected to benefit from the synergies of the combination. Reporting units may either be at, or one level below, our operating segment level.
Testing for goodwill impairment is a two-step process. The first step screens for potential impairment and, if that step indicates a possible impairment, the second step is performed to measure the impairment loss, if any. We test our goodwill for impairment annually as of November 1, or more frequently, if events or circumstances indicate the potential for an impairment. We performed goodwill impairment tests for each of our reporting units as of November 1, 2010, 2009, and 2008.
The results of step one of our testing as of November 1, 2010 and 2009 indicated that the fair values of all of our reporting units significantly exceeded their net carrying values, and no indicators of potential impairment were identified between November 1, 2010 and January 31, 2011, or between November 1, 2009 and January 31, 2010. Therefore, no goodwill impairment was identified for the years ended January 31, 2011 and 2010.

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
6. Long-term Debt
On May 25, 2007, to partially finance the acquisition of Witness Systems, Inc. (“Witness”), we entered into a $675.0 million secured credit agreement comprised of a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving line of credit. Our $25.0 million revolving line of credit was effectively reduced to $15.0 million during the quarter ended October 31, 2008, in connection with the bankruptcy of Lehman Brothers and the related termination of its revolving commitment under the credit agreement in June 2009. As further discussed below, the borrowing capacity under the revolving line of credit was increased to $75.0 million in July 2010. The revolving line of credit and term loan mature in May 2013 and May 2014, respectively.
The following is a summary of our outstanding financing arrangements as of January 31, 2011 and 2010:

	January 31,
(in thousands)	2011	2010

Term loan facility	$583,234	$605,912
Revolving line of credit	—	15,000

	583,234	620,912

Less: current portion	—	22,678

Long-term debt	$583,234	$598,234

During the quarter ended January 31, 2009, we borrowed the full $15.0 million then available under the revolving line of credit, which we repaid during the quarter ended January 31, 2011.

In July 2010, the credit agreement was amended to, among other things, (a) change the method of calculation of the applicable interest rate margin to be based on our periodic consolidated leverage ratio, (b) add a London Interbank Offered Rate (“LIBOR”) floor of 1.50%, (c) change certain negative covenants, including providing covenant relief with respect to the permitted consolidated leverage ratio, and (d) increase the aggregate amount of incremental revolving commitment and term loan increases permitted under the credit agreement from $50.0 million to $200.0 million. Also in July 2010, we amended the credit agreement to increase the revolving line of credit from $15.0 million to $75.0 million. The commitment fee for unused capacity under the revolving line of credit was increased from 0.50% to 0.75% per annum.
In consideration for the July 2010 amendments, we paid $2.6 million to our lenders. These payments are included within our deferred debt-related costs and are being amortized over the remaining term of the credit agreement, as further discussed below. Legal fees and other out-of-pocket costs directly relating to these amendments, which were expensed as incurred, were not significant.
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
Following the July 2010 modifications, borrowings under our term loan and revolving credit facilities bear interest at a rate of either, at our election, (a) the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) one-month LIBOR (subject to a 1.50% floor) plus 1.00%, or (b) LIBOR (subject to a 1.50% floor), plus, in either case, an applicable interest rate margin. In the case of prime rate or federal funds rate (“Base Rate”) borrowings, the interest rate adjusts in unison with the underlying index. In the case of LIBOR borrowings, the interest rate adjusts at the end of the relevant LIBOR period. Prior to the July 2010 modifications, the applicable interest rate margin under the credit agreement was determined by reference to our corporate ratings, and twice increased (in February 2008 and again in August 2008) due to failure to deliver certain audited financial statements and lack of corporate ratings, and subsequently decreased in June 2010 when we delivered the required audited financial statements and obtained corporate ratings. Since July 2010, the applicable interest rate margin has been determined by reference to our consolidated leverage ratio, which is further discussed below, and can vary from 2.50% to 3.25% with respect to Base Rate borrowings, and 3.50% to 4.25% with respect to LIBOR borrowings.
As of January 31, 2011, the interest rate on the term loan was 5.25%.
Optional prepayments of the loans are permitted without premium or penalty (other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBOR). The loans are also subject to mandatory prepayment requirements based upon certain asset sales, excess cash flow, and certain other events.

The term loan originally amortized in 27 consecutive quarterly installments of $1.6 million each, beginning August 1, 2007, followed by a final amortization payment of the remaining outstanding principal amount when the loan matures. In July 2007, we made an optional term loan prepayment of $40.0 million, $13.0 million of which was applied to the eight immediately following principal payments and $27.0 million of which was applied pro rata to the remaining principal payments. In May 2009, we made a $4.1 million mandatory excess cash flow prepayment on the term loan, related to the year ended January 31, 2009, which was applied to the three immediately following principal payments. In May 2010, we made a $22.1 million mandatory excess cash flow prepayment of the term loan, related to the year ended January 31, 2010, $12.4 million of which is being applied to the eight immediately following principal payments and $9.7 million of which will be applied pro rata to the remaining principal payments. A mandatory excess cash flow prepayment was not required in respect of the year ended January 31, 2011.
Future scheduled annual principal payments on our indebtedness as of January 31, 2011, after giving effect to the above described prepayments, are as follows:

(in thousands)
Years Ending January 31,	Amount
2012	$—
2013	4,593
2014	6,123
2015	572,518

Total	$583,234

We paid debt issuance costs of $13.6 million associated with the May 2007 origination of the credit facility and have incurred $4.3 million of additional costs for subsequent modifications of the credit facility, which we have deferred and are classified within other assets. We are amortizing these deferred costs over the original or remaining term of the credit facility, as applicable. Amortization of deferred costs associated with the term loan is recorded using the effective interest rate method, while amortization of deferred costs associated with the revolving credit facility is recorded on a straight-line basis.
During the years ended January 31, 2011, 2010, and 2009, we incurred $26.2 million, $22.6 million and $35.2 million of interest expense, respectively, on borrowings under our credit facilities. We also recorded $2.8 million, $1.9 million, and $1.7 million during the years ended January 31, 2011, 2010, and 2009, respectively, for amortization of our deferred debt-related costs, which is reported within interest expense. Included in the deferred debt-related cost amortization for the years ended January 31, 2011 and January 31, 2010 were $0.3 million and $0.1 million, respectively, of additional amortization associated with the principal prepayments in those years.
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
The credit agreement contains one financial covenant that requires us not to exceed a certain consolidated leverage ratio, as of each fiscal quarter end, with respect to the then applicable trailing twelve months. The consolidated leverage ratio is defined as our consolidated net total debt divided by consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) as defined in the agreement. As amended in July 2010, the consolidated leverage ratio is not permitted to exceed 3.50:1 for periods through October 31, 2011, and is not permitted to exceed 3.00:1 for all quarterly periods thereafter.
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
In April 2010, we entered into an amendment to the credit agreement to extend the due date for delivery of audited consolidated financial statements and related documentation for the year ended January 31, 2010 from May 1, 2010 to June 1, 2010. In consideration for this amendment, we paid $0.9 million to our lenders, which is included within our deferred debt-related costs and is being amortized over the remaining term of the credit agreement, as discussed above. Legal fees and other out-of-pocket costs directly relating to the amendment, which were expensed as incurred, were not significant.
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
On May 25, 2007, concurrently with entry into our credit facility, we entered into a pay-fixed/receive-variable interest rate swap agreement with a multinational financial institution with a notional amount of $450.0 million to mitigate a portion of the risk associated with variable interest rates on the term loan. The original term of the interest rate swap extended through May 2011. However, in July 2010, we terminated the interest rate swap in exchange for a payment of $21.7 million to the counterparty, made in August 2010, representing the approximate present value of the expected remaining quarterly settlement payments we otherwise would have owed under the swap agreement. We recorded a $3.1 million loss on the interest rate swap for the year ended January 31, 2011. See Note 14, “Derivative Financial Instruments” for further details regarding the interest rate swap agreement.

7. Balance Sheet Information
Inventories consist of the following as of January 31, 2011 and 2010:

	January 31,
(in thousands)	2011	2010
Raw materials	$7,112	$5,987
Work-in-process	5,112	4,649
Finished goods	4,763	3,737

Total inventories	$16,987	$14,373

Property and equipment, net consist of the following as of January 31, 2011 and 2010:

	January 31,
(in thousands)	2011	2010
Land	$3,861	$3,903
Buildings	2,204	2,250
Leasehold improvements	10,097	9,617
Software	23,973	20,862
Equipment, furniture, and other	45,874	45,168

	86,009	81,800
Less: accumulated depreciation and amortization	(62,833)	(57,347)

Total property and equipment, net	$23,176	$24,453

Depreciation expense on property and equipment was $11.4 million, $12.4 million, and $15.0 million for the years ended January 31, 2011, 2010, and 2009, respectively.
Other assets consist of the following as of January 31, 2011 and 2010:

	January 31,
(in thousands)	2011	2010
Deferred debt issuance costs, net	$9,725	$8,474
Other	10,335	8,363

Total other assets	$20,060	$16,837

Accrued expenses and other liabilities consist of the following as of January 31, 2011 and 2010:

	January 31,
(in thousands)	2011	2010
Compensation and benefits	$57,863	$52,151
Billings in excess of costs and estimated earnings on uncompleted contracts	47,692	26,102
Professional fees and consulting	6,962	17,204
Derivative financial instruments — current portion	1,886	21,624
Distributor and agent commissions	7,511	9,193
Taxes other than income taxes	8,357	7,034
Interest on indebtedness	5,699	416
Other	26,680	21,211

Total accrued expenses and other liabilities	$162,650	$154,935

Other liabilities consist of the following as of January 31, 2011 and 2010:

	January 31,
(in thousands)	2011	2010
Unrecognized tax benefits	$14,470	$18,609
Derivative financial instruments — long-term portion	—	8,824
Obligation for severance compensation	3,279	3,259
Other	14,063	13,501

Total other liabilities	$31,812	$44,193

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

The terms of the preferred stock provide that upon a fundamental change, as defined, the holders of the preferred stock would have the right to require us to repurchase the preferred stock for 100% of the liquidation preference then in effect. Therefore, the preferred stock has been classified as mezzanine equity on our consolidated balance sheets as of January 31, 2011 and January 31, 2010, separate from permanent equity, because the occurrence of these fundamental changes, and thus potential redemption of the preferred stock, however remote in likelihood, is not solely under our control. Fundamental change events include the sale of substantially all of our assets, and certain changes in beneficial ownership, board of directors’ representation, and business reorganizations. In the event of a fundamental change, the conversion rate (as described in the section entitled “Voting and Conversion”, below) will be increased to provide for additional shares of common stock issuable to the holders of preferred stock, based on a sliding scale (depending on the acquisition price, as defined) ranging from zero to 3.7 additional shares of common stock for every share of preferred stock converted into shares of common stock.
We have concluded that, as of January 31, 2011, the occurrence of a fundamental change and the associated redemption of the preferred stock were not probable. We therefore did not adjust the carrying amount of the preferred stock to its redemption amount, which is its liquidation preference, at January 31, 2011. Through January 31, 2011, cumulative, undeclared dividends on the preferred stock were $45.7 million and as a result, the liquidation preference of the preferred stock was $338.7 million at that date.
We determined that the variable dividend feature of the preferred stock, details of which are further described below, was not clearly and closely related to the characteristics of the preferred stock host contract and, therefore, was an embedded derivative financial instrument, subject to bifurcation from the preferred stock. This feature was determined to be an asset, and was assigned an initial fair value of $0.9 million at the May 25, 2007 issue date of the preferred stock. Therefore, the preferred stock was assigned an initial fair value of $293.9 million, and the $0.9 million bifurcated derivative financial instrument was reflected within other assets. The fair value of the embedded derivative financial instrument was based on the potential future savings implicit in paying dividends at a reduced rate of 3.875% instead of the original stated preferred dividend rate of 4.25%. On February 1, 2008, as further described below, the preferred stock dividend rate was reset to 3.875% per annum and upon the occurrence of this dividend rate reset, the embedded derivative was settled in the form of reduced future dividend obligations. Accordingly, we reclassified the $8.1 million fair value of the derivative asset at that date against the carrying value of the preferred stock as of February 1, 2008, reducing the carrying value of the preferred stock to $285.5 million.

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
During the quarter ended January 31, 2008, the interest rate on our term loan was reduced by more than 50 basis points below the initial interest rate. Accordingly, the dividend rate on the preferred stock was reset to 3.875%, effective February 1, 2008. This rate is no longer subject to future change.
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
Through January 31, 2011, no dividends had been declared or paid on the preferred stock.
Voting and Conversion
Effective with the approval of the issuance of common shares underlying the preferred stock’s conversion feature at a special meeting of our stockholders in October 2010, each share of preferred stock now entitles its holder to votes equal to the number of shares of common stock into which it is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by common stockholders. The initial conversion rate was set at 30.6185 shares of common stock for each share of preferred stock. In addition, each share of preferred stock is now convertible, at the option of the holder, into a number of shares of our common stock equal to the liquidation preference then in effect, divided by the conversion price then in effect, which was initially set at $32.66, and remained unchanged through January 31, 2011. The conversion price is subject to periodic adjustment upon the occurrence of certain dilutive events. As of January 31, 2011, the preferred stock is convertible into approximately 10.4 million shares of our common stock.

At any time, we have the right to cause the preferred stock, in whole but not in part, to be automatically converted into common stock at the conversion price then in effect. However, we may exercise this right only if the closing sale price of our common stock immediately prior to conversion equals or exceeds the conversion price then in effect by 140%, if the conversion is on or after May 25, 2010 but prior to May 25, 2011, or 135%, if the conversion is on or after May 25, 2011.
Transfer and Registration Rights
Comverse has had the right to sell the preferred stock since November 25, 2007 in either private or public transactions. Pursuant to a registration rights agreement we entered into concurrently with the Securities Purchase Agreement (“New Registration Rights Agreement”), subject to certain conditions which have now been satisfied, Comverse is entitled to two demands to require us to register the preferred stock and/or the shares of common stock underlying the preferred stock for resale under the Securities Act of 1933, as amended (the “Securities Act”).
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
Comverse’s rights under the New Registration Rights Agreement are in addition to its rights under a previous registration rights agreement we entered into with Comverse shortly before our initial public offering (“IPO”) in 2002. This registration rights agreement (“Original Registration Rights Agreement”) covers all shares of common stock then held by Comverse and any additional shares of common stock acquired by Comverse at later dates. Under the Original Registration Rights Agreement, Comverse is entitled to unlimited demand registrations of its shares on Form S-3, and if we were not eligible to use Form S-3, Comverse was also entitled to one demand registration on Form S-1, which demand was used by Comverse to consummate a sale of a portion of its holdings of our common stock in January 2011.
Like the New Registration Rights Agreement, the Original Registration Rights Agreement also provides Comverse with unlimited piggyback registration rights. Comverse may transfer its rights under this agreement to an affiliate or other subsequent transferee, subject to the transferee agreeing to be bound by all of its terms and conditions.

9. Stockholders’ Equity (Deficit)
Dividends on Common Stock
We did not declare or pay any dividends on our common stock during the years ended January 31, 2011, 2010, and 2009. Commencing with our issuance of preferred stock, and our entry into term loan and revolving credit facilities in May 2007, we are subject to certain restrictions on declaring and paying dividends on our common stock.
Treasury Stock
Repurchased shares of common stock are recorded as treasury stock, at cost. At January 31, 2011, we held 260,000 shares of treasury stock with a cost of $6.6 million, and at January 31, 2010, we held 103,000 shares of treasury stock with a cost of $2.5 million.
Shares of restricted stock awards that are forfeited when recipients separate from their employment prior to the lapsing of the award’s restrictions are recorded as treasury stock.
From time to time, our board of directors has approved limited programs to repurchase shares of our common stock from directors or officers upon the vesting of restricted stock or restricted stock units to facilitate required income tax withholding by us or the payment of required income taxes by such holders. In addition, the terms of some of our equity award agreements with all grantees provide for automatic repurchases by us for the same purpose if a vesting-related tax event occurs at a time when the holder is not permitted to sell shares in the market. Any such repurchases of common stock occur at prevailing market prices and are recorded as treasury stock. Our repurchases of common stock during the year ended January 31, 2011 reflect any such activity.
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

	January 31,
(in thousands)	2011	2010

Foreign currency translation losses, net	$(41,829)	$(43,245)
Unrealized gains (losses) on derivative financial instruments, net	(245)	106
Unrealized gains on available-for-sale marketable securities	5	5

Total accumulated other comprehensive loss	$(42,069)	$(43,134)

Foreign currency translation losses, net, primarily reflect the strengthening of the U.S. dollar against the British pound sterling since our acquisition of Witness in May 2007, which has resulted in lower U.S. dollar translated balances of British pound sterling denominated goodwill and intangible assets associated with the acquisition of Witness.
Total other comprehensive income (loss) was $29.9 million, $32.4 million, and $(136.4) million, for the years ended January 31, 2011, 2010, and 2009, respectively. Total other comprehensive income (loss) attributable to Verint Systems Inc. was $26.6 million, $30.9 million, and $(138.2) million, and total other comprehensive income attributable to the noncontrolling interest was $3.3 million, $1.5 million, and $1.8 million for the years ended January 31, 2011, 2010, and 2009, respectively.
Noncontrolling Interest
The noncontrolling interest presented in our consolidated financial statements reflects a 50% noncontrolling equity interest in a joint venture which functions as a systems integrator for Asian markets. Net income attributable to noncontrolling interest, as reporting on our consolidated statements of operations, represents the net income of this joint venture attributable to the noncontrolling equity interest. The noncontrolling interest is reflected within stockholders’ equity on the consolidated balance sheet but is presented separately from our equity.
On February 1, 2009, we adopted newly issued accounting standards for presentation and disclosure of noncontrolling interests that, among other things, require classification of noncontrolling interests as components of stockholders’ equity (deficit). The presentation and disclosure requirements of the new accounting standard were applied retrospectively for all periods presented, as required by the standard.

10. Integration, Restructuring and Other, Net
Integration, restructuring and other, net, is comprised of the following for the years ended January 31, 2011, 2010, and 2009:

	Year Ended January 31,
(in thousands)	2011	2010	2009
Restructuring expenses	$—	$141	$5,685
Integration expenses	—	—	3,261
Other legal recoveries, net	—	—	(4,292)

Total integration, restructuring and other, net	$—	$141	$4,654

Integration, restructuring and other, net are reported as unallocated items for segment reporting purposes, as more fully described in Note 18, “Segment, Geographic, and Significant Customer Information”.
Restructuring and Integration Costs
We continually review our business model and carefully manage our cost structure. When considered necessary, we have periodically implemented plans to reduce costs and better align our resources with market demand.
The following table summarizes our restructuring costs for the years ended January 31, 2011, 2010 and 2009:

	Year Ended January 31,
(in thousands)	2011	2010	2009

Restructuring activity:
Global cost reduction plan	$—	$25	$3,193
Consulting business in Europe	—	—	1,370
Acquisition of Witness	—	116	858
Video Intelligence segment	—	—	264

Total	$—	$141	$5,685

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
The following table summarizes the activity during the year ended January 31, 2010 associated with the restructuring charges related to our global cost reduction plan. All activity under this plan was completed as of January 31, 2010.

Severance and
(in thousands)	Related Costs

Accrued restructuring costs — January 31, 2009	$531
Expenses accrued	25
Payments and settlements	(556)

Accrued restructuring costs — January 31, 2010	$—

Restructuring Costs Related to our Consulting Services in Europe
During the year ended January 31, 2009, as a result of reduced demand for our consulting services in Europe, we implemented a cost reduction plan in this sector of our Workforce Optimization business. The plan resulted in the elimination of approximately 30 positions and was substantially completed during that year. The associated $1.4 million of restructuring charges consisted predominantly of severance and related employee payments resulting from terminations.
Restructuring and Integration Costs Related to our Acquisition of Witness
In conjunction with the acquisition of Witness in May 2007, we took several actions, primarily during the years ended January 31, 2008 and January 31, 2009, to reduce fixed costs, eliminate redundancies, strengthen operational focus, and better position us to respond to market pressures or unfavorable economic conditions. As a result, we incurred restructuring and integration charges resulting from acquiring Witness and integrating Witness into our Workforce Optimization segment, including certain staff reductions.

The following table summarizes the activity during the three years ended January 31, 2011 associated with the restructuring charges related to the acquisition of Witness.

(in thousands)	Total
Accrued restructuring costs — January 31, 2008	$420
Expenses accrued	858
Payments and settlements	(1,278)

Accrued restructuring costs — January 31, 2009	—
Expenses accrued	116

Accrued restructuring costs — January 31, 2010	116
Payments and settlements	(116)

Accrued restructuring costs — January 31, 2011	$—

In addition to the aforementioned restructuring charges, we also incurred integration costs resulting from the Witness acquisition and the subsequent integration of the Witness and Verint businesses of $3.3 million during the year ended January 31, 2009, in addition to such costs incurred in periods prior to that year. These costs included professional fees, travel and related costs associated with the integration efforts, marketing, systems integration costs, and certain incremental compensation and personnel costs, primarily for employees temporarily retained following the acquisition solely to assist in integration and knowledge transfer activities. These personnel had no other significant day-to-day responsibilities outside of the integration effort and were generally retained for periods no longer than twelve months. Professional fees primarily related to legal, accounting, and consulting advice associated with efforts to optimize the legal and tax structure of our global entities, since both Witness and Verint conducted operations in common locations.
Costs associated with our restructuring activities have been recognized when they were incurred, rather than at the date of a commitment to an exit or disposal plan. Such costs were exclusive of certain costs directly associated with the acquisition of Witness, which were recorded as part of the purchase price.
Other Legal Recoveries, net
During the year ended January 31, 2009, a patent infringement litigation matter was settled in our favor, for which we received a settlement payment of $9.7 million. The settlement amount received was partially offset by $5.4 million of related legal fees incurred during the year ended January 31, 2009, resulting in a net recovery of $4.3 million.

11. Research and Development, Net
Our gross research and development expenses for the years ended January 31, 2011, 2010, and 2009, were approximately $100.8 million, $86.7 million, and $91.3 million, respectively. OCS grants amounted to approximately $3.0 million, $2.1 million, and $2.2 million for the years ended January 31, 2011, 2010, and 2009, respectively, which were recorded as reductions of gross research and development expenses. We recorded other reimbursements of research and development expenses amounting to approximately $1.3 million, $0.8 million, and $0.8 million for the years ended January 31, 2011, 2010, and 2009, respectively.
We capitalize certain costs incurred to develop our commercial software products, and we then recognize those costs within product cost of revenue as the products are sold. Activity for our capitalized software development costs for the three years ended January 31, 2011 was as follows:

	Year Ended January 31,
(in thousands)	2011	2010	2009
Capitalized software development costs, net, beginning of year	$8,530	$10,489	$10,272
Software development costs capitalized during the year	2,527	2,715	4,547
Amortization of capitalized software development costs	(4,236)	(4,717)	(4,135)
Foreign currency translation and other	(34)	43	(195)

Capitalized software development costs, net, end of year	$6,787	$8,530	$10,489

12. Income Taxes
The components of income (loss) before income taxes are as follows:

	Year Ended January 31,
(in thousands)	2011	2010	2009
Domestic	$13,746	$(47,139)	$(68,109)
Foreign	24,779	71,347	9,203

Total income (loss) before income taxes	$38,525	$24,208	$(58,906)

The provision for income taxes consists of the following:

	Year Ended January 31,
(in thousands)	2011	2010	2009

Current income tax provision (benefit):
Federal	$24	$(835)	$(11,266)
State	1,140	415	(755)
Foreign	9,868	7,590	13,924

Total current income tax provision	11,032	7,170	1,903

Deferred income tax provision (benefit):
Federal	(16)	500	11,805
State	459	777	1,088
Foreign	(1,535)	(1,339)	4,875

Total deferred income tax provision (benefit)	(1,092)	(62)	17,768

Total provision for income taxes	$9,940	$7,108	$19,671

The reconciliation of the U.S. federal statutory rate to our effective tax rate on income (loss) before income taxes is as follows:

	Year Ended January 31,
(in thousands)	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Income tax provision (benefit) at the U.S. statutory rate	$13,484	$8,471	$(20,618)
State tax provision (benefit)	3,720	756	(5,086)
Foreign rate differential	(2,204)	(8,869)	1,989
Tax incentive	(2,114)	(9,762)	(4,956)
Valuation allowance	(13,042)	7,737	30,233
Stock-based and other compensation	1,823	3,262	2,808
Non-deductible expenses	787	882	745
Tax credits	(1,880)	(2,019)	(221)
Tax contingencies	(4,233)	1,102	(997)
Impairment of goodwill and intangible assets	—	—	9,127
Change in tax rates	(516)	1,227	3,873
U.S. tax effects of foreign operations	13,774	4,750	3,394
Other, net	341	(429)	(620)

Total provision for income taxes	$9,940	$7,108	$19,671

Effective income tax rate	25.8%	29.4%	-33.4%
Our operations in Israel have been granted “Approved Enterprise” status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the program, income attributable to an approved enterprise is exempt from income tax for a period of two years and is subject to a reduced income tax rate for the subsequent five to eight years (generally 10-25%, depending on the percentage of foreign investment in the Company). These tax incentives decreased our effective tax rates by 5.5%, 40.3%, and 8.4% for the years ended January 31, 2011, 2010, and 2009, respectively.

Deferred tax assets and liabilities consist of the following:

	January 31,
(in thousands)	2011	2010

Deferred tax assets:
Accrued expenses	$5,040	$4,891
Allowance for doubtful accounts	1,246	672
Deferred revenue	24,954	42,511
Inventory	1,263	757
Depreciation of property and equipment	3,804	3,498
Loss carryforwards	98,938	92,336
Tax credits	6,566	7,164
Stock-based and other compensation	16,567	30,182
Capitalized research and development expenses	4,395	4,712
Fair value of derivatives	—	9,720
Other long-term liabilities	1,938	2,157
Other, net	1,825	605

Total deferred tax assets	166,536	199,205

Deferred tax liabilities:
Deferred cost of revenue	(6,270)	(10,106)
Prepaid expenses	(617)	(1,025)
Goodwill and other intangible assets	(47,655)	(56,809)

Total deferred tax liabilities	(54,542)	(67,940)

Valuation allowance	(105,720)	(124,568)

Net deferred tax assets	$6,274	$6,697

Recorded as:
Current deferred tax assets	$13,179	$21,140
Long-term deferred tax assets	6,700	7,469
Current deferred tax liabilities	(379)	(487)
Long-term deferred tax liabilities	(13,226)	(21,425)

Net deferred tax assets	$6,274	$6,697

At January 31, 2011 and 2010, we had U.S. federal NOLs of approximately $282.4 million and $252.8 million, respectively. These losses expire in various years ending from January 31, 2016 to 2031. We had state NOLs of approximately $179.7 million and $169.2 million in the same respective years, expiring in years ending from January 31, 2012 to 2031. We had foreign NOLs of approximately $28.3 million and $29.6 million in the same respective years. At January 31, 2011, all but $2.8 million of these foreign loss carryforwards have indefinite carryforward periods. Certain of these federal, state, and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. The NOLs for tax return purposes are different from the NOLs for financial statement purposes, primarily due to the reduction of NOLs for financial statement purposes under the authoritative guidance on accounting for uncertainty in income taxes. We have U.S. federal, state and foreign tax credit carryforwards of approximately $7.1 million and $7.7 million at January 31, 2011 and 2010, respectively, the utilization of which is subject to limitation. At January 31, 2011, approximately $1.5 million of these tax credit carryforwards may be carried forward indefinitely. The balance of $5.6 million expires in various years ending from January 31, 2015 to 2031.

As of January 31, 2011, we have not provided for deferred taxes on the excess of financial reporting over the tax basis of investments in certain foreign subsidiaries in the amount of $105.5 million because we plan to reinvest such earnings indefinitely outside the United States. If these earnings were repatriated in the future, additional income and withholding tax expense would be incurred. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income taxes that would have to be provided on such earnings.
As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. We have recorded valuation allowances in the amounts of $105.7 million and $124.6 million at January 31, 2011 and 2010, respectively. The $18.9 million decrease in the valuation allowance between January 31, 2010 and January 31, 2011 arose primarily as a result of an overall decrease in net deferred tax assets, primarily related to changes in deferred revenue and equity compensation.
The recorded valuation allowance consists of the following:

	Year Ended January 31,
(in thousands)	2011	2010

Valuation allowance, beginning of year	$(124,568)	$(116,817)
Provision for (benefit from) income taxes	13,042	(7,737)
Shortfall deductions on stock-based compensation	5,771	1,264
Cumulative translation adjustment	35	(1,278)

Valuation allowance, end of year	$(105,720)	$(124,568)

In accordance with the authoritative guidance for accounting for stock-based compensation, we use a “with-and-without” approach to applying the intra-period allocation rules in accordance with accounting for income taxes. Under this approach, the windfall tax benefit is calculated based on the incremental tax benefit received from deductions related to stock-based compensation. The amount is measured by calculating the tax benefit both “with” and “without” the excess tax deduction; the resulting difference between the two calculations is considered the windfall. We did not recognize a windfall benefit in our U.S. income tax provision for the years ended January 31, 2011, 2010, and 2009.

On February 1, 2007, we implemented the provisions of the authoritative guidance on accounting for uncertainty in income taxes. The guidance contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to determine whether any amount of tax benefit may be recognized by evaluating tax positions taken or expected to be taken in a tax return and assessing whether, based solely on their technical merits, they are more likely than not sustainable upon examination, including resolution of any related appeals or litigation process. The second step is to measure the amount of associated tax benefit that may be recorded for each position as the largest amount that we believe is more likely than not sustainable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements, determined by applying the prescribed methodologies of accounting for uncertainty in income taxes, represent our unrecognized income tax benefits, which we either record as a liability or as a reduction of deferred tax assets.
For the years ended January 31, 2011, 2010, and 2009, the aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended January 31,
(in thousands)	2011	2010	2009

Gross unrecognized tax benefits, beginning of year	$37,495	$35,172	$46,903
Increases related to tax positions taken during the current year	4,778	2,715	6,355
Increases related to tax position taken during prior years	2,271	—	—
Increases (decreases) related to foreign currency exchange rate fluctuations	97	1,545	(2,011)
Reductions for tax positions of prior years	(10,829)	(152)	(14,912)
Reduction for settlements with taxing authorities	—	(508)	(125)
Lapses of statutes of limitation	(1,140)	(1,277)	(1,038)

Gross unrecognized tax benefits, end of year	$32,672	$37,495	$35,172

As of January 31, 2011, we had $32.7 million of unrecognized tax benefits, of which $27.5 million represents the amount that, if recognized, would impact the effective income tax rate in future periods. We recorded ($0.6) million, $0.3 million, and $0.1 million of interest and penalties related to uncertain tax positions in our provision for income taxes for the years ended January 31, 2011, 2010, and 2009, respectively. The accrued liability for interest and penalties was $6.6 million, $7.2 million, and $6.6 million at January 31, 2011, 2010, and 2009, respectively. Interest and penalties are recorded as a component of the provision for income taxes in the financial statements.

Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. In the United States, we are no longer subject to federal income tax examination for years prior to January 31, 2008. We are currently in discussions with the Israeli tax authorities regarding adjustments that will be made to income tax returns for the years ended January 31, 2005 through January 31, 2010 due to our restated results of operations. As of January 31, 2011, income tax returns are under examination in the following major tax jurisdictions:

Jurisdiction	Tax Years
Canada	January 31, 2009
United Kingdom	December 31, 2006 – January 31, 2008
Hong Kong	March 31, 2003 – March 31, 2005, January 31, 2006 – January 31, 2007
India	March 31, 2006 – March 31, 2008
We regularly assess the adequacy of our provisions for income tax contingencies. As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of expiration. We believe that it is reasonably possible that the total amount of unrecognized tax benefits at January 31, 2011 could decrease by approximately $4.7 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of certain deferred taxes including the need for additional valuation allowances and the recognition of tax benefits. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

13. Fair Value Measurements
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
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. We did not identify any transfers between levels of the fair value measurement hierarchy during the year ended January 31, 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of January 31, 2011 and 2010:

	January 31, 2011
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3

Assets:
Money market funds (included in cash and cash equivalents)	$24,505	$—	$—
Foreign currency forward contracts	—	88	—

Total assets	$24,505	$88	$—

Liabilities:
Foreign currency forward contracts	$—	$1,886	$—
Contingent consideration — business combinations	—	—	3,686

Total liabilities	$—	$1,886	$3,686

	January 31, 2010
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3

Assets:
Money market funds (included in cash and cash equivalents)	$82,593	$—	$—
Foreign currency forward contracts	—	140	—

Total assets	$82,593	$140	$—

Liabilities:
Foreign currency forward contracts	$—	$636	$—
Interest rate swap agreement	—	29,812	—

Total liabilities	$—	$30,448	$—

The following table presents the change in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the year ended January 31, 2011:

(in thousands)	Amount
Fair value measurement at January 31, 2010	$—
Contingent consideration liability recorded for business combinations	3,424
Change in fair value recorded in operating expenses	262

Fair value measurement at January 31, 2011	$3,686

Our liability for contingent consideration relates primarily to the February 4, 2010 acquisition of Iontas. Between February 4, 2010 and January 31, 2011, changes in the estimated fair value of the contingent consideration liability were attributable to the achievement of a specified performance target and other accretion related solely to the passage of time. The $0.3 million change in fair value of the contingent consideration for the year ended January 31, 2011 was recorded in the consolidated statements of operations within selling, general and administrative expenses.

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
Contingent Consideration — Business Combinations — The fair value of the contingent consideration related to our acquisition of Iontas is estimated using a probability-adjusted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market. The key assumptions used in this model are the discount rate and the probability assigned to the milestone being achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in the probability of achieving the performance target, are recorded in earnings.
Interest Rate Swap Agreement — The fair value of the interest rate swap agreement represented the estimated amount we would have received or paid to settle the agreement, taking into consideration current and projected interest rates using readily observable market prices for similar contracts as well as the creditworthiness of the parties. On July 30, 2010, we entered into an agreement to terminate the interest rate swap in exchange for a payment of $21.7 million to the counterparty. This obligation was paid on August 3, 2010.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.
As of January 31, 2011, the estimated fair value of our term loan borrowings was $586.2 million. As of January 31, 2010, the estimated fair values of our term loan and revolving credit borrowings outstanding were $572.6 million and $15.0 million, respectively. The estimated fair value of the term loan is based upon the estimated bid and ask prices as determined by the agent responsible for the syndication of our term loan. The fair value of the revolving credit facility was estimated to equal the principal amount outstanding at January 31, 2010.

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
14. Derivative Financial Instruments
Our primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk, when deemed appropriate. We enter into these contracts in the normal course of business to mitigate risks and not for speculative purposes.
Foreign Currency Forward Contracts
Under our risk management strategy, we periodically use derivative instruments to manage our short-term exposures to fluctuations in foreign currency exchange rates. We utilize foreign exchange forward contracts to hedge certain operational cash flow exposures resulting from changes in foreign currency exchange rates. These cash flow exposures result from portions of our forecasted operating expenses, primarily compensation and related expenses, which are transacted in currencies other than the U.S. dollar, primarily the Israeli shekel and the Canadian dollar. Our joint venture, which has a Singapore dollar functional currency, also utilizes foreign exchange forward contracts to manage its exposure to exchange rate fluctuations related to settlement of liabilities denominated in U.S. dollars. These foreign currency forward contracts are reported at fair value on our consolidated balance sheets and generally have maturities of no longer than twelve months. At January 31, 2011, we had several contracts which extended beyond twelve months, settling at various dates through February 2012.
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

Interest Rate Swap Agreement
On May 25, 2007, concurrently with entry into our credit facility, we executed a pay-fixed/ receive-variable interest rate swap agreement with a high credit-quality multinational financial institution to mitigate a portion of the risk associated with variable interest rates on the term loan, under which we paid fixed interest at 5.18% and received variable interest equal to three-month LIBOR on a notional amount of $450.0 million. The original term of the interest rate swap agreement extended through May 2011, and cash settlements with the counterparty occurred on a quarterly basis. On July 30, 2010, we entered into an agreement to terminate the interest rate swap agreement in exchange for a payment of $21.7 million to the counterparty, representing the approximate present value of the expected remaining quarterly settlement payments that otherwise would have occurred under the interest rate swap agreement. This obligation was paid on August 3, 2010. We recorded a $3.1 million loss on the interest rate swap for the year ended January 31, 2011.
The interest rate swap agreement was not designated as a hedging instrument under derivative accounting guidance, and gains and losses from changes in its fair value were therefore reported in other income (expense), net.
Notional Amounts of Derivative Financial Instruments
The total notional amounts for outstanding derivative financial instruments (recorded at fair value) as of January 31, 2011 and 2010 were as follows:

	January 31,
(in thousands)	2011	2010
Foreign currency forward contracts	$51,050	$50,437
Interest rate swap agreement	—	450,000

	$51,050	$500,437

Fair Values of Derivative Financial Instruments
The fair values of our derivative financial instruments as of January 31, 2011 and 2010 were as follows:

	January 31, 2011
	Assets		Liabilities
	Balance Sheet		Balance Sheet
(in thousands)	Classification	Fair Value	Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$88	Accrued expenses and other liabilities	$396

Total derivative financial instruments designated as hedging instruments		$88		$396

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$1,490

Total derivative financial instruments not designated as hedging instruments		$—		$1,490

	January 31, 2010
	Assets		Liabilities
	Balance Sheet		Balance Sheet
(in thousands)	Classification	Fair Value	Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$140	Accrued expenses and other liabilities	$38

Total derivative financial instruments designated as hedging instruments		$140		$38

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$598
Interest rate swap — current portion	—	—	Accrued expenses and other liabilities	20,988
Interest rate swap — long-term portion	—	—	Other liabilities	8,824

Total derivative financial instruments not designated as hedging instruments		$—		$30,410

Derivative Financial Instruments in Cash Flow Hedging Relationships
The effects of derivative financial instruments in cash flow hedging relationships for the years ended January 31, 2011 and 2010 were as follows:

			Classification of Net	Net Gains Reclassified
			Gains Reclassified from	from Other Accumulated
	Net Gains (Losses)		Other Comprehensive	Comprehensive Loss into
	Recognized in Accumulated		Loss into the	the Consolidated
	Other Comprehensive Loss		Consolidated Statements	Statements of Operations
	January 31,		of Operations	Year Ended January 31,
(in thousands)	2011	2010		2011	2010

Foreign currency forward contracts	$(245)	$106	Operating Expenses	$925	$3,042

There were no gains or losses from ineffectiveness of these hedges recorded for the years ended January 31, 2011 and 2010.
Derivative Financial Instruments Not Designated as Hedging Instruments
Losses recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the years ended January 31, 2011, 2010, and 2009 were as follows:

	Classification	Year Ended January 31,
(in thousands)	in Statement of Operations	2011	2010	2009

Interest rate swap agreement	Other expense, net	$(3,102)	$(13,591)	$(11,490)
Foreign currency forward contracts	Other expense, net	(2,761)	(1,118)	(3,101)

Total		$(5,863)	$(14,709)	$(14,591)

15. Employee Benefit Plans
401(k) Plan and Other Retirement Plans
We maintain a 401(k) Plan for our full-time employees in the United States. The plan allows eligible employees who attain the age of 21 with three months of service to elect to contribute up to 60% of their annual compensation, subject to the prescribed maximum amount. We match employee contributions at a rate of 50%, up to a maximum annual matched contribution of $2,000 per employee. Employee contributions are always fully vested, while our matching contributions for each year vest on the last day of the calendar year provided the employee remains employed with us on that day.

Our matching contribution expense for our 401(k) Plan was $1.4 million, $1.2 million, and $1.2 million for the years ended January 31, 2011, 2010, and 2009, respectively.
We provide retirement benefits for non-U.S. employees as required by local laws or to a greater extent as we deem appropriate through plans that function similar to 401(k) plans. Funding requirements for programs required by local laws are determined on an individual country and plan basis and are subject to local country practices and market circumstances.
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
Severance expenses for the years ended January 31, 2011, 2010, and 2009, were $4.0 million, $3.4 million, and $3.5 million, respectively.
Stock-Based Compensation and Purchase Plans
Plan Summaries
Our stock-based incentive awards are provided to employees under the terms of our multiple outstanding stock benefit plans (the “Plans” or “Stock Plans”) and/or forms of equity award agreements approved by the board of directors.
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
On October 5, 2010, our stockholders approved the 2010 Long-Term Stock Incentive Plan (the “2010 Plan”). Under the 2010 Plan, we are permitted to grant stock options (both incentive and non-qualified), stock appreciation rights, RSAs, RSUs, performance awards, performance compensation awards or other awards to eligible employees, directors and consultants (“Participants”). The 2010 Plan provides that the amount may not exceed, in the aggregate, 4.0 million shares of common stock, subject to adjustments as provided for in the 2010 Plan. No grant will be made under the 2010 Plan more than ten years after the date on which the 2010 Plan is first approved by our board of directors, but all grants made on or prior to such date will continue in effect thereafter subject to the terms and of the 2010 Plan.
The table below summarizes key information for the Plans as of January 31, 2011:

	Number of	Number of	Number of
	Shares Reserved	Shares	Shares Available
(in thousands)	for Grants	Outstanding	for Grants

The 1996 Plan	5,000	774	360
The 1997 Plan	6,400	504	—
The 1997 Blue Pumpkin inducement grants	158	—	—
The 2004 Plan	3,000	960	373
The 2010 Plan	4,000	1,448	1,914

Total	18,558	3,686	2,647

As presented in the table above, the number of shares outstanding excludes, and the number of shares available for grants has not been reduced for, approximately 0.5 million RSUs awarded to officers which are subject to future performance vesting conditions not yet established by our board. Under applicable accounting guidance, if an award is subject to a performance vesting condition, an accounting grant date for the award is generally not established until the performance vesting condition has been defined and communicated.

Awards are generally subject to multi-year vesting periods and generally expire 10 years or less after the date of grant. We recognize compensation expense for awards on a straight-line basis over the life of the vesting period, reduced by estimated forfeitures. Upon exercise of stock options, issuance of restricted stock, or issuance of shares under the Plans, we generally issue new shares of common stock, but occasionally may issue treasury shares.
As described in Note 1, “Summary of Significant Accounting Policies”, we recognize compensation expense based on the grant date fair value of stock-based awards granted to employees and others.
We recognized stock-based compensation expense in the following line items on the consolidated statements of operations for the years indicated:

	Year Ended January 31,
(in thousands, except per share amounts)	2011	2010	2009

Component of income (loss) before provision for income taxes:
Cost of revenue — product	$1,595	$1,302	$540
Cost of revenue — service and support	4,612	4,543	4,886
Research and development, net	7,081	7,960	6,813
Selling, general and administrative	33,531	30,422	23,751

Stock-based compensation expense	46,819	44,227	35,990

Income tax benefits related to stock-based compensation (before consideration of valuation allowance)	12,165	11,716	9,027

Stock-based compensation, net of taxes	$34,654	$32,511	$26,963

Impact on net income (loss) per common share attributable to Verint Systems Inc:

Basic	$1.00	$1.00	$0.83
Diluted	$0.93	$0.98	$0.83
The following table summarizes stock-based compensation expense by type of award for the years ended January 31, 2011, 2010, and 2009:

	Year Ended January 31,
(in thousands)	2011	2010	2009

Component of stock-based compensation expense:
Verint stock options	$3,135	$7,332	$15,977
Verint restricted stock awards and restricted stock units	25,583	23,917	15,948
Verint phantom stock units	18,101	12,978	4,050
Comverse stock options	—	—	15

Stock-based compensation expense	$46,819	$44,227	$35,990

The table above includes stock-based compensation amounts where we modified certain option awards to revise exercising terms for certain terminated employees and recognized incremental compensation expense of $0.1 million, $0.2 million, and $0.7 million for the years ended January 31, 2011, 2010, and 2009, respectively. Participants in the Plans were restricted from exercising options due to our inability to use our Registration Statement on Form S-8 during our extended filing delay period. As such, we modified grants held by terminated employees by extending the time a terminated employee would normally have to exercise vested stock option awards. The number of employees affected under such modifications was 36, 54, and 74 for the years ended January 31, 2011, 2010 and 2009, respectively.
Total stock-based compensation expense by classification was as follows for the years ended January 31, 2011, 2010, and 2009:

	Year Ended January 31,
(in thousands)	2011	2010	2009

Equity-classified awards	$28,784	$31,195	$32,040
Liability-classified awards	18,035	13,032	3,950

Total stock-based compensation expense	$46,819	$44,227	$35,990

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
Excess tax benefits were not recognized for the years ended January 31, 2011, 2010, and 2009 as we incurred taxable losses. Excess tax benefits represent a reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits.
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
We have not granted stock options subsequent to January 31, 2006.

The following table summarizes stock option activity under the Plans for the years ended January 31, 2011, 2010, and 2009:

	Year Ended January 31,
	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
(in thousands, except exercise prices)	Options	Price	Options	Price	Options	Price

Beginning balance	4,731	$23.16	5,225	$22.36	5,735	$21.77
Exercised	(2,164)	$18.88	—	$—	—	$—
Forfeited	(4)	$23.94	(30)	$21.69	(296)	$22.40
Expired	(796)	$25.56	(464)	$14.23	(214)	$5.94

Ending balance	1,767	$27.33	4,731	$23.16	5,225	$22.36

Stock options exercisable	1,764	$27.33	4,499	$23.24	4,461	$22.42

As of January 31, 2011, the aggregate intrinsic value for the options vested and exercisable was $13.1 million with a weighted-average remaining contractual life of 2.7 years. Additionally, there were 1.8 million options vested and expected to vest with a weighted-average exercise price of $27.33 and an aggregate intrinsic value of $13.1 million with a weighted-average remaining contractual life of 2.7 years.
The unrecognized compensation expense calculated under the fair value method for options expected to vest (unvested shares net of expected forfeitures) as of January 31, 2011 was $19 thousand and is expected to be recognized over a weighted-average period of 0.1 years.

The following table summarizes information about stock options as of January 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average	Number of	Average
(number of options in thousands)	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Term (years)	Price	Exercisable	Price
$4.93 – $17.00	249	1.76	$14.76	249	$14.76
$17.06 – $18.77	179	0.60	$18.25	179	$18.25
$19.16 – $23.00	190	2.47	$22.20	190	$22.20
$23.95 – $23.95	210	1.00	$23.95	210	$23.95
$25.01 – $29.27	101	2.06	$28.29	98	$28.28
$31.78 – $31.78	18	3.43	$31.78	18	$31.78
$32.16 – $32.16	27	2.69	$32.16	27	$32.16
$34.40 – $34.40	137	4.95	$34.40	137	$34.40
$35.11 – $35.11	632	3.84	$35.11	632	$35.11
$37.99 – $37.99	24	4.64	$37.99	24	$37.99

$4.93 – $37.99	1,767	2.71	$27.33	1,764	$27.33

The following table summarizes key data points for exercised options:

	Year Ended January 31,
(in thousands)	2011	2010	2009

Intrinsic value of options exercised	$18,430	$—	$—
Cash received from the exercise of stock options	$40,787	$—	$—
Tax benefits realized from stock options exercised	$3,391	$—	$—
Fair value of options vested	$30,209	$69,575	$68,250
Restricted Stock Awards and Restricted Stock Units
Stock awards are granted in the form of RSAs and RSUs. The fair value of these awards is equivalent to the market value of our common stock on the grant date. The principal difference between these instruments is that RSUs are not shares of our common stock and do not have any of the rights or privileges thereof, including voting or dividend rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of our common stock. Both RSAs and RSUs are subject to certain restrictions and forfeiture provisions prior to vesting.
We have granted RSUs to executive officers and certain members of senior management that require us to estimate the expected achievement of performance targets over the performance period. The expense associated with such awards is included in our stock-based compensation expense.

During the year ended January 31, 2010, we removed certain performance vesting conditions for certain restricted stock units granted to executive officers prior to the year ended January 31, 2010 as a result of the amendment of time-based and performance-based equity award agreements. The removals of the performance vesting conditions were accounted for as modifications, based upon our assessment. As a result of the modifications of the vesting conditions, additional stock-based compensation expense of $2.6 million was recognized during the year ended January 31, 2010.
RSUs that settle, or are expected to settle, with cash payments upon vesting are reflected as liabilities on our consolidated balance sheets.
The following table summarizes RSA and RSU activity under the Plans for the years ended January 31, 2011, 2010, and 2009:

	Year Ended January 31,
	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
(in thousands, except		Grant-Date		Grant-Date		Grant-Date
grant-date fair values)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Beginning balance	3,412	$14.92	1,830	$24.48	1,267	$29.39
Granted	1,102	$26.01	1,812	$6.50	865	$18.07
Released	(2,503)	$17.39	(116)	$29.93	(85)	$33.98
Forfeited	(76)	$13.23	(114)	$19.94	(217)	$23.91

Ending balance	1,935	$18.09	3,412	$14.92	1,830	$24.48

The unrecognized compensation expense related to 1.9 million unvested RSAs and RSUs expected to vest as of January 31, 2011 was approximately $13.1 million, with remaining weighted-average vesting periods of approximately 0.3 years and 0.7 years, respectively, over which such expense is expected to be recognized. The total fair value of restricted stock awards and units vested during the years ended January 31, 2011, 2010, and 2009 was $43.5 million, $3.5 million, and $2.9 million, respectively.
Phantom Stock Units
During the year ended January 31, 2007, we began awarding phantom stock units to non-officer employees that settle, or are expected to settle, with cash payments upon vesting, pursuant to the terms of a form of a phantom stock award agreement approved by the board of directors. Phantom stock units provide for the payment of a cash bonus equivalent to the value of our common stock as of the vesting date of the award. Phantom stock units generally have a multi-year vesting and are generally subject to the same vesting conditions as equity awards granted on the same date. We recognize compensation expense for phantom stock units on a straight-line basis, reduced by estimated forfeitures. Phantom stock units are being accounted for as liabilities and as such their value tracks our stock price and is subject to market volatility.

The total accrued liability for phantom stock units was $9.8 million, $14.5 million, and $4.0 million as of January 31, 2011, 2010, and 2009, respectively. Total cash payments made upon vesting of phantom stock units were $22.9 million, $2.5 million, and $0.3 million for the years ended January 31, 2011, 2010, and 2009, respectively.
The following table summarizes phantom stock unit activity for the years ended January 31, 2011, 2010, and 2009:

	Year Ended January 31,
(in thousands)	2011	2010	2009

Beginning balance, in units	1,106	1,239	85
Granted	196	421	1,323
Released	(865)	(482)	(33)
Forfeited	(34)	(72)	(136)

Ending balance, in units	403	1,106	1,239

The phantom stock units granted during the years ended January 31, 2011, 2010, and 2009 primarily vest over two-year and three-year periods, subject to applicable performance conditions.
The unrecognized compensation expense related to 0.4 million unvested phantom stock units expected to vest as of January 31, 2011 was approximately $3.5 million, based on our stock price of $34.46 at January 31, 2011 with a remaining weighted-average vesting period of approximately 0.9 years over which such expense is expected to be recognized.
Tandem Awards
We issued grants known as “tandem” awards to certain of our Israeli employees during the year ended January 31, 2009. These tandem awards included two components — a share of deferred stock and a share of phantom stock. The recipient received two different units and two separate award agreements. The tandem awards were structured such that, on any given vesting date, only one component of the awards vested. The tandem awards were being accounted for as liabilities based on our assessment that the tandem awards would likely be settled in phantom stock units upon vesting.
We also issued grants known as “hybrid” awards to our employees during the year ended January 31, 2009 which vested in restricted stock units upon the achievement of certain performance conditions that were set by our board of directors. In the event that any of the stock-settle conditions were not satisfied on the vesting date, no shares of common stock were issued and instead we settled these awards with cash payments equal to the fair market value (as defined in the award agreement) of our common stock on the vesting date. These hybrid awards were being accounted for as liabilities based upon our assessment that the hybrid awards would likely be settled in cash upon vesting.
As of January 31, 2011, the “tandem” awards and “hybrid” awards were fully settled.

Comverse Stock Options
One component of our stock-based compensation cost is related to stock options granted by Comverse to Verint employees prior to our IPO. For the years ended January 31, 2011 and 2010, we did not record any expenses related to Comverse stock options issued to Verint employees. We recorded expenses of $15 thousand related to Comverse stock options issued to Verint employees for the year ended January 31, 2009.
Employee Stock Purchase Plan
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
The number of shares available under the ESPP is 1.0 million, of which approximately 260,000 have been issued. The ESPP was suspended in March 2006 in connection with the beginning of our extended filing delay period and remained inactive as of January 31, 2011.
No expense related to the ESPP was recorded during the years ended January 31, 2011, 2010, and 2009 due to the suspension of the ESPP during those periods.
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
Original Registration Rights Agreement
Shortly before our IPO in 2002, we entered into the Original Registration Rights Agreement with Comverse that covered all shares of common stock then held by Comverse and any additional shares of common stock acquired by Comverse at a later date. Under the Original Registration Rights Agreement, Comverse was provided the right to demand registration of its shares on a stand-alone filing, or to participate in other registrations we may undertake (piggyback rights).

In addition, we are required to pay registration-related expenses and indemnify Comverse from liabilities that may arise from sale of shares registered pursuant to the Original Registration Rights Agreement.
Comverse exercised its one demand registration right under the Original Registration Rights Agreement in July 2010, demanding that we prepare and file with the SEC a registration statement on Form S-1 so as to permit the public offering and sale of up to 2.8 million shares of our common stock owned by Comverse. In connection with the exercise of this demand, we entered into a letter agreement with Comverse pursuant to which we agreed not to exercise our rights under the Original Registration Rights Agreement to delay the filing of, or offer shares pursuant to, the prospectus, subject to certain limitations. Comverse subsequently reduced the size of the offering to 2.3 million shares. A registration statement relating to these securities was filed with the SEC, and in January 2011, was declared effective.
Service and Tax Agreements with Comverse
There were, and still are, several agreements in place between us and Comverse and its other subsidiaries, which were executed prior to our IPO in order to allow us to continue to receive certain services from Comverse and its other subsidiaries following our IPO. A separate agreement clarifies the income tax relationship between us and Comverse. Since our IPO, we have established our own systems and reduced or eliminated our reliance on these services. Activity under the service agreements was not significant during the three years ended January 31, 2011. As of January 31, 2011 and 2010, we had liabilities to Comverse for past services under these agreements of $1.8 million and $1.7 million, respectively, which are presented as liabilities to affiliates on our consolidated balance sheets at those dates. The following is an overview of certain of these agreements with Comverse:
Satellite Services Agreement
Under the Satellite Services Agreement, Comverse Inc., a subsidiary of Comverse, formerly provided us with the exclusive use of the services of specified employees and facilities of Comverse Inc. located in countries where we did not have our own legal presence or facilities. The fee for this service was equal to the expenses Comverse Inc. incured in providing these services plus ten percent. We did not incur any expenses under this agreement for the year ended Janaury 31, 2011. For the years ended January 31, 2010, and 2009, we recorded expenses of $0.3 million and $0.6 million, respectively, for the services provided by Comverse Inc. under this agreement. We do not anticipate using further services under this agreement in the future.
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

Other Related Party Transactions
Our joint venture incurs certain operating expenses, including office rent and other administrative costs, under arrangements with one of its noncontrolling shareholders. These expenses totaled $0.4 million, $0.4 million, and $0.3 million for the years ended January 31, 2011, 2010, and 2009, respectively. The joint venture also recognized $0.2 million and $0.7 million of revenue from this noncontrolling shareholder for the years ended January 31, 2011 and 2010, respectively. Such revenue was negligible for the year ended January 31, 2009.
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
Rent expense incurred under all operating leases was $12.9 million, $13.1 million, and $13.9 million for the years ended January 31, 2011, 2010, and 2009, respectively.

As of January 31, 2011, our minimum future rentals under non-cancelable operating leases were as follows:

(in thousands)
Years Ending January 31,	Amount

2012	$13,315
2013	10,472
2014	7,012
2015	4,973
2016	2,448
2017 and thereafter	5,807

Total	$44,027

We have entered into sublease agreements on excess space in certain of our leased facilities. We received sublease rental payments totaling $0.1 million in each of the years ended January 31, 2011, 2010 and 2009. Future sublease rental payments under existing sublease agreements are expected to be $0.4 million for the year ending January 31, 2012, $0.6 million for each of the years ending January 31, 2013, 2014, and 2015, respectively, $0.5 million for the year ending January 31, 2016, and $0.6 million thereafter.
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
As of January 31, 2011, our unconditional purchase obligations totaled approximately $41.6 million, the majority of which were scheduled to occur within the subsequent twelve months. Due to the relatively short life of the obligations, the carrying value approximates their fair value at January 31, 2011.

Warranty Liability
The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, for the years ended January 31, 2011, 2010 and 2009.

	Year Ended January 31,
(in thousands)	2011	2010	2009

Warranty liability, beginning of year	$1,292	$1,188	$1,874
Provision charged to expenses	957	220	483
Warranty charges	(121)	(42)	(1,115)
Foreign currency translation and other	(132)	(74)	(54)

Warranty liability, end of year	$1,996	$1,292	$1,188

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

Off-Balance Sheet Risk
In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2011, we had approximately $29.1 million of outstanding letters of credit and surety bonds relating to these performance guarantees. As of January 31, 2011, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse affect on our consolidated results of operations, financial position, or cash flows. Our historical non-compliance with our performance obligations has been insignificant.
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
We are party to a business opportunities agreement with Comverse which addresses potential conflicts of interest between Comverse and us. This agreement allocates between Comverse and us opportunities to pursue transactions or matters that, absent such allocation, could constitute corporate opportunities of both companies. Under the agreement, each party is precluded from pursuing opportunities it may become aware of which are offered to an employee of the other party, even if such employee serves as a director of the other entity. We have agreed to indemnify Comverse and its directors, officers, employees, and agents against any liabilities as a result of any claim that any provision of the agreement, or the failure to offer any business opportunity to us, violates or breaches any duty that may be owed to us by Comverse or any such person. Unless earlier terminated by the parties, the agreement will remain in place until Comverse no longer holds 20% of our voting power and none of our board members serves as a director or employee of Comverse.

Litigation
On March 26, 2009, a motion to approve a class action lawsuit (the “Labor Motion”), and the class action lawsuit itself (the “Labor Class Action”) (Labor Case No. 4186/09), were filed against our subsidiary, Verint Systems Limited (“VSL”), by a former employee of VSL, Orit Deutsch, in the Tel Aviv Labor Court. Ms. Deutsch purports to represent a class of our employees and ex-employees who were granted options to buy shares of Verint and to whom allegedly damages were caused as a result of the blocking of the ability to exercise Verint options by our employees or ex-employees. The Labor Motion and the Labor Class Action both claim that we are responsible for the alleged damages due to our status as employer and that the blocking of Verint options from being exercised constitutes a default of the employment agreements between the members of the class and VSL. The Labor Class Action seeks compensatory damages for the entire class in an unspecified amount. On July 9, 2009, we filed a motion for summary dismissal and alternatively for the stay of the Labor Motion. A preliminary session was held on July 12, 2009. Ms. Deutsch filed her response to our response on November 10, 2009. On February 8, 2010, the Tel Aviv Labor Court dismissed the case for lack of material jurisdiction and ruled that it will be transferred to the District Court in Tel Aviv. The case has been scheduled for a preliminary hearing in the District Court in Tel Aviv on October 11, 2011. As of January 31, 2011, no amount has been accrued for this matter as a loss is not probable or estimable.
From time to time we or our subsidiaries may be involved in legal proceedings and/or litigation arising in the ordinary course of our business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any current claims, including the above-mentioned legal matter, will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
18 Segment, Geographic, and Significant Customer Information
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
Our Workforce Optimization solutions help large organizations and small-to-medium sized business organizations to extract and analyze valuable information from customer interactions and related operational and transactional data for the purpose of optimizing the performance of their customer service operations, including contact centers, back offices, branches, and remote locations.

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

Operating results by segment for the years ended January 31, 2011, 2010, and 2009 were as follows:

(in thousands)
	Workforce	Video	Communications
Year Ended January 31,	Optimization	Intelligence	Intelligence	Total
2011
Revenue	$410,529	$134,012	$182,258	$726,799

Segment contribution	$191,068	$42,318	$66,802	300,188

Unallocated expenses:
Amortization of other acquired intangible assets				30,554
Stock-based compensation				46,819
Other unallocated expenses				149,710

Operating income				73,105
Other expense, net				(34,580)

Income before provision for income taxes				$38,525

2010
Revenue	$374,778	$144,970	$183,885	$703,633

Segment contribution	$178,674	$57,200	$62,348	298,222

Unallocated expenses:
Amortization of other acquired intangible assets				30,289
Stock-based compensation				44,227
Integration, restructuring and other, net				141
Other unallocated expenses				157,886

Operating income				65,679
Other expense, net				(41,471)

Income before provision for income taxes				$24,208

2009
Revenue	$352,367	$127,012	$190,165	$669,544

Revenue adjustment	5,890	—	—	5,890

Segment revenue	$358,257	$127,012	$190,165	$675,434

Segment contribution	$139,375	$28,013	$65,987	233,375

Unallocated expenses:
Amortization of other acquired intangible assets				34,273
Impairments of goodwill and other acquired intangible assets				25,961
Stock-based compensation				35,990
Integration, restructuring and other, net				4,654
Other unallocated expenses				147,523

Operating loss				(15,026)
Other expense, net				(43,880)

Loss before provision for income taxes				$(58,906)

Workforce Optimization segment revenue reviewed by the CODM includes $5.9 million of additional revenue for the year ended January 31, 2009, primarily related to deferred maintenance and service revenue not recognizable in our GAAP revenue as a result of purchase accounting following our May 2007 acquisition of Witness. We include this additional revenue within our segment revenue because it better reflects our ongoing maintenance and service revenue stream.

Geographic Information
Revenue by major geographic region is based upon the geographic location of the customers who purchase our products. The geographic locations of distributors, resellers, and systems integrators who purchase and resell our products may be different from the geographic locations of end customers. The information below summarizes revenue from unaffiliated customers by geographic area for the years ended January 31, 2011, 2010, and 2009:

	Year Ended January 31,
(in thousands)	2011	2010	2009

United States	$292,604	$328,420	$304,602
United Kingdom	102,389	65,793	77,213
Other	331,806	309,420	287,729

Total revenue	$726,799	$703,633	$669,544

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
Property and equipment, net by geographic area consists of the following as of January 31, 2011 and 2010:

	January 31,
(in thousands)	2011	2010

United States	$9,322	$9,096
Israel	8,221	9,148
Germany	2,474	2,581
United Kindgom	796	1,014
Canada	371	660
Other	1,992	1,954

Total property and equipment, net	$23,176	$24,453

Significant Customers
No single customer accounted for more than 10% of our total revenue during any of the years ended January 31, 2011, 2010, and 2009.

19. Subsequent Event
In March 2011, we acquired a company that will be integrated into our Video Intelligence operating segment. The impact of this acquisition will not be material to our consolidated balance sheet and results of operations.
20. Selected Quarterly Financial Information (Unaudited)
Summarized consolidated quarterly financial information for the years ended January 31, 2011 and 2010 appears in the following tables:

	Quarter Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2010	2010	2010	2011
Revenue	$172,613	$180,676	$186,641	$186,869
Gross profit	114,806	120,330	127,700	125,619
Income (loss) before provision for (benefit from) income taxes	(13,545)	15,532	23,720	12,818
Net income (loss)	(15,616)	12,391	18,388	13,422
Net income (loss) attributable to Verint Systems Inc.	(16,208)	11,475	17,174	13,140
Net income (loss) attributable to Verint Systems Inc. common shares,
for basic net income (loss) per common share	(19,611)	7,921	13,582	9,511
for diluted net income (loss) per common share	(19,611)	7,921	17,174	9,511

Net income (loss) per common share attributable to Verint Systems Inc.
Basic	$(0.60)	$0.24	$0.38	$0.26

Diluted	$(0.60)	$0.23	$0.36	$0.25

	Quarter Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2009	2009	2009	2010
Revenue	$175,148	$169,269	$186,480	$172,736
Gross profit	118,079	110,202	122,970	112,447
Income (loss) before provision for (benefit from) income taxes	24,840	4,332	15,118	(20,082)
Net income (loss)	20,572	1,482	13,315	(18,269)
Net income (loss) attributable to Verint Systems Inc.	19,634	1,598	13,176	(18,791)
Net income (loss) attributable to Verint Systems Inc. common shares,
for basic net income (loss) per common share	16,372	(1,808)	9,733	(22,271)
for diluted net income (loss) per common share	19,634	(1,808)	9,733	(22,271)

Net income (loss) per common share attributable to Verint Systems Inc.
Basic	$0.50	$(0.06)	$0.30	$(0.68)

Diluted	$0.47	$(0.06)	$0.29	$(0.68)

Net income (loss) per common share attributable to Verint Systems Inc. is computed independently for each quarterly period and for the year. Therefore, the sum of quarterly net income (loss) per common share amounts may not equal the amounts reported for the years.
The computation of diluted net income per common share attributable to Verint Systems Inc. for the quarters ended October 31, 2010 and April 30, 2009 assumes the conversion of our convertible preferred stock into common stock.

Quarterly operating results for the year ended January 31, 2011 include the following:
•	Professional fees and related expenses associated with our restatement of previously filed financial statements for periods through January 31, 2005 and extended filing delay status of approximately $20 million, $6 million, $1 million, and $2 million for the four quarterly periods ended January 31, 2011, respectively.
•	Realized and unrealized losses on our interest rate swap of $1.6 million and $1.5 million, for the quarterly periods ended April 30, 2010 and July 30, 2010, respectively.
Quarterly operating results for the year ended January 31, 2010 include the following:
•	Professional fees and related expenses associated with our restatement of previously filed financial statements for periods through January 31, 2005 and extended filing delay status of approximately $7 million, $10 million, $12 million, and $25 million for the four quarterly periods ended January 31, 2010, respectively; and
•	Realized and unrealized losses on our interest rate swap of $3.7 million, $2.9 million, $4.4 million, and $2.6 million for the four quarterly periods ended January 31, 2010, respectively.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERINT SYSTEMS INC. (Registrant)
April 5, 2011	By:	/s/ Dan Bodner
Dan Bodner, President and Chief Executive Officer

April 5, 2011	By:	/s/ Douglas E. Robinson
Douglas E. Robinson, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dan Bodner	April 5, 2011
Dan Bodner, Chief Executive Officer
and President; Director of Verint Systems Inc.
(Principal Executive Officer)

/s/ Douglas E. Robinson	April 5, 2011
Douglas E. Robinson, Chief Financial Officer of Verint Systems Inc.
(Principal Financial Officer and Principal Accounting Officer)

/s/ Paul D. Baker	April 5, 2011
Paul D. Baker, Director of Verint Systems Inc.

/s/ John Bunyan	April 5, 2011
John Bunyan, Director of Verint Systems Inc.

/s/ Charles Burdick	April 5, 2011
Charles Burdick, Chairman of the Board of Directors of Verint Systems Inc.

/s/ Victor A. DeMarines	April 5, 2011
Victor A. DeMarines, Director of Verint Systems Inc.

/s/ Larry Myers	April 5, 2011
Larry Myers, Director of Verint Systems Inc.

/s/ Howard Safir	April 5, 2011
Howard Safir, Director of Verint Systems Inc.

/s/ Shefali Shah	April 5, 2011
Shefali Shah, Director of Verint Systems Inc.