Form 10-Q
period 2011-04-30
VERINT SYSTEMS INC
filed 2011-06-08
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.40S of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  * Yes ☐ No ☐

* The registrant is not presently required to submit Interactive Data Files.

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

There were 38,329,445 shares of the registrant’s common stock outstanding on May 16, 2011.

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

•                  risks associated with successfully competing for, consummating, and implementing mergers and acquisitions, including risks associated with capital constraints, post-acquisition integration activities, and potential asset impairments;

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

•                  risks associated with significant foreign and international operations, including exposure to regions subject to political instability or fluctuations in exchange rates;

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

•                  risks that we will be unable to comply with the leverage ratio covenant under our credit facility;

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

These risks, uncertainties and challenges, as well as other factors, are discussed in greater detail under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2011.  You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

PART I.                            FINANCIAL INFORMATION

Item 1.                                   Financial Statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

April 30, 2011 and January 31, 2011

(Unaudited)

	April 30,	January 31,
(in thousands, except share and per share data)	2011	2011
Assets
Current Assets:
Cash and cash equivalents	$179,358	$169,906
Restricted cash and bank time deposits	12,305	13,639
Accounts receivable, net	137,553	150,769
Inventories	20,650	16,987
Deferred cost of revenue	5,500	6,269
Prepaid expenses and other current assets	45,157	44,374
Total current assets	400,523	401,944
Property and equipment, net	24,297	23,176
Goodwill	757,463	738,674
Intangible assets, net	155,554	157,071
Capitalized software development costs, net	6,630	6,787
Long-term deferred cost of revenue	20,924	21,715
Other assets	32,776	26,760
Total assets	$1,398,167	$1,376,127

Liabilities, Preferred Stock, and Stockholders’ Equity
Current Liabilities:
Accounts payable	$37,502	$36,861
Accrued expenses and other current liabilities	147,646	163,029
Current maturities of long-term debt	4,500	—
Deferred revenue	144,048	142,465
Liabilities to affiliates	1,951	1,847
Total current liabilities	335,647	344,202
Long-term debt	592,500	583,234
Long-term deferred revenue	39,391	40,424
Other liabilities	43,821	45,038
Total liabilities	1,011,359	1,012,898
Preferred Stock - $0.001 par value; authorized 2,500,000 shares. Series A convertible preferred stock; 293,000 shares issued and outstanding; aggregate liquidation preference and redemption value of $341,918 at April 30, 2011.	285,542	285,542
Commitments and Contingencies
Stockholders’ Equity:
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 38,579,000 and 37,349,000 shares; outstanding 38,305,000 and 37,089,000 shares as of April 30, 2011 and January 31, 2011, respectively.	39	38
Additional paid-in capital	531,422	519,834
Treasury stock, at cost - 274,000 and 260,000 shares as of April 30, 2011 and January 31, 2011, respectively.	(7,141)	(6,639)
Accumulated deficit	(394,869)	(394,757)
Accumulated other comprehensive loss	(31,196)	(42,069)
Total Verint Systems Inc. stockholders’ equity	98,255	76,407
Noncontrolling interest	3,011	1,280
Total stockholders’ equity	101,266	77,687
Total liabilities, preferred stock, and stockholders’ equity	$1,398,167	$1,376,127

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended April 30, 2011 and 2010

(Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2011	2010
Revenue:
Product	$83,278	$92,070
Service and support	93,054	80,543
Total revenue	176,332	172,613
Cost of revenue:
Product	22,531	26,852
Service and support	30,168	28,722
Amortization of acquired technology	2,650	2,233
Total cost of revenue	55,349	57,807
Gross profit	120,983	114,806
Operating expenses:
Research and development, net	26,368	26,432
Selling, general and administrative	70,235	87,017
Amortization of other acquired intangible assets	5,546	5,339
Total operating expenses	102,149	118,788
Operating income (loss)	18,834	(3,982)
Other income (expense), net:
Interest income	148	83
Interest expense	(8,794)	(5,948)
Loss on extinguishment of debt	(8,136)	—
Other income (expense), net	1,012	(3,698)
Total other expense, net	(15,770)	(9,563)
Income (loss) before provision for income taxes	3,064	(13,545)
Provision for income taxes	1,509	2,071
Net income (loss)	1,555	(15,616)
Net income attributable to noncontrolling interest	1,667	592
Net loss attributable to Verint Systems Inc.	(112)	(16,208)
Dividends on preferred stock	(3,549)	(3,403)
Net loss attributable to Verint Systems Inc. common shares	$(3,661)	$(19,611)

Net loss per share attributable to Verint Systems Inc.
Basic	$(0.10)	$(0.60)
Diluted	$(0.10)	$(0.60)

Weighted-average common shares outstanding
Basic	37,392	32,663
Diluted	37,392	32,663

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Three Months Ended April 30, 2011 and 2010

(Unaudited)

	Verint Systems Inc. Stockholders’ Equity (Deficit)
	Common Stock		Additional			Accumulated Other	Total Verint Systems Inc.		Total
(in thousands)	Shares	Par Value	Paid-in Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity (Deficit)	Noncontrolling Interest	Stockholders’ Equity (Deficit)

Balances as of January 31, 2010	32,584	$33	$451,166	$(2,493)	$(420,338)	$(43,134)	$(14,766)	$199	$(14,567)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(16,208)	—	(16,208)	592	(15,616)
Unrealized gains on derivative financial instruments, net	—	—	—	—	—	81	81	—	81
Currency translation adjustments	—	—	—	—	—	(8,261)	(8,261)	(5)	(8,266)
Total comprehensive income (loss)	—	—	—	—	(16,208)	(8,180)	(24,388)	587	(23,801)
Stock-based compensation expense	—	—	7,546	—	—	—	7,546	—	7,546
Common stock issued for stock awards	342	—	—	—	—	—	—	—	—
Purchases of treasury stock	(123)	—	—	(3,312)	—	—	(3,312)	—	(3,312)
Tax effects from stock award plans	—	—	(47)	—	—	—	(47)	—	(47)
Balances as of April 30, 2010	32,803	$33	$458,665	$(5,805)	$(436,546)	$(51,314)	$(34,967)	$786	$(34,181)

Balances as of January 31, 2011	37,089	$38	$519,834	$(6,639)	$(394,757)	$(42,069)	$76,407	$1,280	$77,687
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(112)	—	(112)	1,667	1,555
Unrealized gains on derivative financial instruments, net	—	—	—	—	—	1,700	1,700	—	1,700
Currency translation adjustments	—	—	—	—	—	9,173	9,173	64	9,237
Total comprehensive income (loss)	—	—	—	—	(112)	10,873	10,761	1,731	12,492
Stock-based compensation expense	—	—	5,785	—	—	—	5,785	—	5,785
Exercises of stock options	258	—	5,230	—	—	—	5,230	—	5,230
Common stock issued for stock awards	972	1	(1)	—	—	—	—	—	—
Purchases of treasury stock	(14)	—	—	(502)	—	—	(502)	—	(502)
Tax effects from stock award plans	—	—	574	—	—	—	574	—	574
Balances as of April 30, 2011	38,305	$39	$531,422	$(7,141)	$(394,869)	$(31,196)	$98,255	$3,011	$101,266

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three Months Ended April 30, 2011 and 2010

(Unaudited)

	Three Months Ended April 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,555	$(15,616)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,954	11,898
Stock-based compensation	5,785	7,546
Non-cash losses on derivative financial instruments, net	1,933	1,703
Loss on extinguishment of debt	8,136	—
Other non-cash items, net	3,132	1,189
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	14,164	(13,787)
Inventories	(3,421)	(488)
Deferred cost of revenue	2,516	6,161
Prepaid expenses and other assets	1,178	1,501
Accounts payable and accrued expenses	(22,568)	14,959
Deferred revenue	(4,201)	(18,476)
Other, net	(1,869)	(1,110)
Net cash provided by (used in) operating activities	19,294	(4,520)

Cash flows from investing activities:
Cash paid for business combination, net of cash acquired	(11,958)	(15,292)
Purchases of property and equipment	(3,131)	(1,878)
Settlements of derivative financial instruments not designated as hedges	(826)	(6,333)
Cash paid for capitalized software development costs	(1,076)	(462)
Change in restricted cash and bank time deposits	1,543	205
Net cash used in investing activities	(15,448)	(23,760)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	597,000	—
Repayments of borrowings and other financing obligations	(583,362)	(580)
Payments of debt issuance and other debt-related costs	(13,952)	(897)
Proceeds from exercises of stock options	5,122	—
Purchases of treasury stock	(502)	(3,312)
Other financing activities	(1,804)	—
Net cash provided by (used in) financing activities	2,502	(4,789)
Effect of exchange rate changes on cash and cash equivalents	3,104	(1,863)
Net increase (decrease) in cash and cash equivalents	9,452	(34,932)
Cash and cash equivalents, beginning of period	169,906	184,335
Cash and cash equivalents, end of period	$179,358	$149,403

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,027	$3,538
Cash paid for income taxes, net of refunds received	$4,136	$1,525
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$1,435	$495
Inventory transfers to property and equipment	$181	$77
Liabilities for contingent consideration in business combinations	$904	$3,224
Stock options exercised, proceeds received subsequent to period end	$156	$—
Accrued but unpaid debt issuance and other debt-related costs	$999	$—

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements Preparation

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended January 31, 2011.  The condensed consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the periods ended April 30, 2011 and 2010, and the condensed consolidated balance sheet as of April 30, 2011, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods shown.  The condensed consolidated balance sheet as of January 31, 2011 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2011.  Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC.  Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2011.  The results for interim periods are not necessarily indicative of a full year’s results.

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

Reclassifications

The classification of certain costs within the condensed consolidated statements of operations for the three months ended April 30, 2010 has been corrected to conform to the presentation for the three months ended April 30, 2011.  The reclassification reflects $1.5 million of cost of service and support revenue for the three months ended April 30, 2010 which had previously been presented as a component of cost of product revenue.  This correction was not material to the condensed consolidated financial statements for the three months ended April 30, 2010 and did not impact our total cost of revenue, gross profit, operating loss, loss before provision for income taxes, net loss, condensed consolidated balance sheet, or condensed consolidated statement of cash flows for that period.

Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2011.  As discussed below, on February 1, 2011 we adopted new authoritative accounting guidance on multiple-deliverable revenue arrangements. There were no other changes to our significant accounting policies during the three months ended April 30, 2011.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued amended revenue recognition accounting standards that removed tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance.  Also in October 2009, the FASB amended the accounting standards for multiple-deliverable revenue arrangements to:

(i)             provide updated guidance on when and how the deliverables in a multiple-deliverable arrangement should be separated, and how the consideration should be allocated;

(ii)          require an entity to allocate revenue in an arrangement that has separate units of accounting, using estimated selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price, or third-party evidence of selling price (“TPE”); and

(iii)       eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method to the separate units of accounting.

This guidance was effective for fiscal years beginning on or after June 15, 2010, although early adoption was permitted.  We elected to prospectively adopt the provisions of this new guidance as of February 1, 2011, for new and materially modified transactions entered into on or after that date.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements as of and for the three months ended April 30, 2011.  We expect the adoption of the guidance will result in an increase in revenue recognized on the related arrangements entered into or materially modified after the effective date compared to the revenue that would have been recognized on these arrangements prior to the adoption of this guidance for the year ending January 31, 2012, but we are not able to reasonably estimate the amount of the revenue increase, as the impact will vary based on the nature and volume of new or materially modified arrangements in any given future period.

Our updated policy for revenue recognition, reflecting the impact of the new guidance, is described below.

We derive and report our revenue in two categories: (a) product revenue, including hardware products (which include software that works together with the hardware to deliver the product’s essential functionality) and licensing of software products, and (b) service and support revenue, including revenue from installation services, post-contract customer support (“PCS”), project management, hosting services, product warranties, and training services.

Our revenue recognition policy is a critical component of determining our operating results and is based on a complex set of accounting rules that require us to make significant judgments and estimates.  Our customer arrangements typically include several elements, including products, services, and support.  Revenue recognition for a particular arrangement is dependent upon such factors as the level of customization within the solution and the contractual delivery, acceptance, payment, and support terms with the customer.  Significant judgment is required to conclude whether collectability of fees is reasonably assured and whether fees are fixed and determinable.

For arrangements that do not require significant modification or customization of the underlying products, we recognize revenue when we have persuasive evidence of an arrangement, the product has been delivered or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured.  In addition, our multiple-element arrangements must be carefully reviewed to determine the selling price of each element.

Our multiple-element arrangements consist of a combination of our product and service offerings that may be delivered at various points in time.  For arrangements within the scope of the new revenue accounting guidance, a deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the delivered elements. For multiple-element arrangements comprised only of hardware products and related services, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available.  The total transaction revenue is allocated to the multiple elements based on each element’s relative selling price compared to the total selling price.

Our policy for establishing VSOE for installation, consulting, and training is based upon an analysis of separate sales of services.  We utilize either the substantive renewal rate approach or the bell-shaped curve approach to establish VSOE for our PCS offerings, depending upon the business segment, geographical region, or product line.

TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers.

If we are unable to determine the selling price because VSOE or TPE does not exist, we determine ESP for the purposes of allocating the arrangement by considering several external and internal factors including, but not limited to, pricing practices, similar product offerings, margin objectives, geographies in which we offer our products and services, internal costs, competition, and product lifecycle.  The determination of ESP is made through consultation with and approval by our management, taking into consideration our go-to-market strategies.  ESP for each element is updated, when appropriate, to ensure that it reflects recent pricing experience.

For multiple-element arrangements comprised only of software products and related services, a portion of the total purchase price is allocated to the undelivered elements, primarily installation services, PCS, and training, using VSOE of fair value of the undelivered elements. The remaining portion of the total transaction value is allocated to the delivered software, referred to as the residual method.  If we are unable to establish VSOE for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered.  However, if the only undelivered element is PCS, we recognize the arrangement fee ratably over the PCS period.

For multiple-element software arrangements for which we are unable to establish VSOE of one or more elements, and where such arrangements are recognized ratably, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement’s revenue into product revenue and service revenue for financial reporting purposes.  For these arrangements, we review our VSOE for training, installation, and PCS services from similar transactions and stand-alone services arrangements and prepare comparisons to peers, in order to determine reasonable and consistent approximations of fair values of service revenue for statement of operations classification purposes with the remaining amount being allocated to product revenue.  Installation services associated with our Communications Intelligence arrangements are included within product revenue as such amounts are not material.

For new or materially modified multiple-element arrangements entered into on or after February 1, 2011 that are comprised of a combination of hardware and software elements, the total transaction value is bifurcated between the hardware elements and the software elements that are not essential to the functionality of the hardware, based on the relative selling prices of the hardware elements and the software elements as a group. Revenue is then recognized for the hardware and hardware-related services following the hardware revenue recognition methodology outlined above and revenue for the software and software-related services is recognized following the residual method or ratably over the PCS period if VSOE for PCS does not exist.

PCS revenue is derived from providing technical software support services and unspecified software updates and upgrades to customers on a when-and-if-available basis.  PCS revenue is recognized ratably over the term of the maintenance period, which in most cases is one year.

Under the substantive renewal rate approach, we believe it is necessary to evaluate whether both the support renewal rate and term are substantive and whether the renewal rate is being consistently applied to subsequent renewals for a particular customer.  We establish VSOE under this approach through analyzing the renewal rate stated in the customer agreement and determining whether that rate is above the minimum substantive VSOE renewal rate established for that particular PCS offering.  The minimum substantive VSOE rate is determined based upon an analysis of renewal rates associated with historical PCS contracts.  For multiple-element software arrangements that do not contain a stated renewal rate, revenue associated with the entire bundled arrangement is recognized ratably over the PCS term.  Multiple-element software arrangements that have a renewal rate below the minimum substantive VSOE rate are deemed to contain a more than insignificant discount element, for which VSOE cannot be established.  We recognize aggregate contractual revenue for these arrangements over the period that the customer is entitled to renew its PCS at the discounted rate, but not to exceed the estimated economic life of the product.  We evaluate many factors in determining the estimated economic life of our products, including the support period of the product, technological obsolescence, and customer expectations.  We have concluded that our software products have estimated economic lives ranging from five to seven years.

Under the bell-shaped curve approach of establishing VSOE, we perform VSOE compliance tests to ensure that a substantial majority of our actual PCS renewals are within a narrow range of pricing.

For certain of our products, we do not have an explicit obligation to provide PCS but as a matter of business practice have provided implied PCS.  The implied PCS is accounted for as a separate element for which VSOE does not exist.  Arrangements comprised of software only elements that contain implied PCS are recognized over the period the implied PCS is provided, but not to exceed the estimated economic life of the product.

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

If an arrangement includes customer acceptance criteria, revenue is not recognized until we can objectively demonstrate that the software or services meet the acceptance criteria, or the acceptance period lapses, whichever occurs earlier.  If an arrangement containing software elements obligates us to deliver specified future software products or upgrades, revenue related to the software elements under the arrangement is initially deferred and is recognized only when the specified future software products or upgrades are delivered, or when the obligation to deliver specified future software products expires, whichever occurs earlier.

We record provisions for estimated product returns in the same period in which the associated revenue is recognized.  We base these estimates of product returns upon historical levels of sales returns and other known factors.  Actual product returns could be different from our estimates, and current or future provisions for product returns may differ from historical provisions.  Concessions granted to customers are recorded as reductions to revenue in the period in which they were granted.  The vast majority of our contracts are successfully completed, and concessions granted to customers are minimal in both dollar value and frequency.

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

In instances where revenue is derived from sale of third-party vendor services and we are a principal in the transaction, we generally record revenue at gross and record costs related to a sale in cost of revenue.  In those cases where we are acting as an agent between the customer and the vendor, revenue is recorded net of costs.

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

Other Accounting Pronouncements Implemented - Three Months Ended April 30, 2011:

In January 2010, the FASB issued amended standards that require additional fair value disclosures.  These disclosure requirements were effective in two phases.  The initial phase, which was effective for us as of February 1, 2010, requires enhanced disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers.  The second phase, which was effective for us as of February 1, 2011, requires presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The adoption of these standards did not have a material impact on our condensed consolidated financial statements.

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information.  These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments.  This new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010 and should be applied prospectively as of the date of adoption, although early adoption is permitted.  We adopted this new guidance effective February 1, 2011.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.  The impact of this guidance on our future disclosures will be dependent on the size of any business combinations that we consummate.

In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test.  This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider and assess whether there are any adverse qualitative factors indicating that impairment may exist.  For public entities, this new accounting guidance is effective for impairment tests performed during fiscal years (and interim periods within those years) that began after December 15, 2010.  We adopted this new guidance effective February 1, 2011. We do not believe that the adoption of this guidance will have a material impact on our future tests for goodwill impairment.

New Pronouncements to be Implemented:

In May 2011, the FASB issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures.  The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed.  It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in stockholders’ equity.  The guidance is effective for us beginning with our three-month period ending April 30, 2012.  We are assessing the impact that the application of this guidance may have on our consolidated financial statements.

2.             NET LOSS PER SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net loss per share attributable to Verint Systems Inc. for the three months ended April 30, 2011 and 2010:

	Three Months Ended April 30,
(in thousands, except per share amounts)	2011	2010
Net income (loss)	$1,555	$(15,616)
Net income attributable to noncontrolling interest	1,667	592
Net loss attributable to Verint Systems Inc.	(112)	(16,208)
Dividends on preferred stock	(3,549)	(3,403)
Net loss attributable to Verint Systems Inc. for basic net loss per share	(3,661)	(19,611)
Dilutive effect of dividends on preferred stock	—	—
Net loss attributable to Verint Systems Inc. for diluted net loss per share	$(3,661)	$(19,611)
Weighted-average shares outstanding:
Basic	37,392	32,663
Dilutive effect of employee equity award plans	—	—
Dilutive effect of assumed conversion of preferred stock	—	—
Diluted	37,392	32,663
Net loss per share attributable to Verint Systems Inc.
Basic	$(0.10)	$(0.60)
Diluted	$(0.10)	$(0.60)

We excluded the following weighted-average shares underlying stock-based awards and convertible preferred stock from the calculations of diluted net loss per share because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,
(in thousands)	2011	2010
Shares excluded from calculation:
Stock options and restricted stock-based awards	3,704	8,700
Convertible preferred stock	10,469	10,073

3.              INVENTORIES

Inventories consist of the following as of April 30, 2011 and January 31, 2011:

	April 30,	January 31,
(in thousands)	2011	2011
Raw materials	$6,701	$7,112
Work-in-process	9,754	5,112
Finished goods	4,195	4,763
Total inventories	$20,650	$16,987

4.              BUSINESS COMBINATIONS

Iontas Limited

On February 4, 2010, our wholly owned subsidiary, Verint Americas Inc., acquired all of the outstanding shares of Iontas Limited (“Iontas”), a privately held provider of desktop analytics solutions, which measure application usage and analyze workflows to help improve staff performance in contact center, branch, and back-office operations environments.  We acquired Iontas, among other objectives, to expand the desktop analytical capabilities of our workforce optimization solutions.  We have included the financial results of Iontas in our condensed consolidated financial statements since February 4, 2010.

We acquired Iontas for total consideration valued at $21.7 million, including cash consideration of $17.7 million, and additional milestone-based contingent payments of up to $3.8 million tied to certain performance targets being achieved over the two-year period following the acquisition date.

We recorded the acquisition-date estimated fair value of the contingent consideration of $3.2 million as a component of the purchase price of Iontas.  During the three months ended April 30, 2011, $2.0 million of the previously recorded contingent consideration was paid to the former shareholders of Iontas.  The estimated fair value of the remaining contingent consideration was $1.6 million as of April 30, 2011.  The $0.1 million change in the fair value of this contingent consideration for the three months ended April 30, 2011 was recorded within selling, general and administrative expenses for that period.

Goodwill associated with the acquisition of Iontas has been assigned to our Workforce Optimization segment.  Transaction costs, primarily professional fees, directly related to the acquisition of Iontas, totaled $1.3 million and were expensed as incurred.

Revenue from Iontas for the three months ended April 30, 2011 and 2010 was not material.

Other Business Combinations

In December 2010, we acquired certain technology and other assets for use in our Communications Intelligence operating segment in a transaction that qualified as a business combination.  Total consideration for this acquisition, including potential future contingent consideration, will be less than $20.0 million.  The impact of this acquisition was not material to our condensed consolidated financial statements.  The fair value of our liability for contingent consideration related to this acquisition increased by $1.9 million during the three months ended April 30, 2011, resulting in a corresponding charge recorded within selling, general and administrative expenses for that period.

In March 2011, we acquired a company that is being integrated into our Video Intelligence operating segment.  Total consideration for this acquisition, including potential future contingent consideration, will be less than $20.0 million.  The impact of this acquisition was not material to our condensed consolidated financial statements.

The pro forma impact of these acquisitions is not material to our historical consolidated operating results and is therefore not presented.  Revenue from these acquisitions for the three months ended April 30, 2011 also were not material.

5.              INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consist of the following as of April 30, 2011 and January 31, 2011:

	April 30, 2011
(in thousands)	Cost	Accumulated Amortization	Net
Customer relationships	$201,330	$(80,099)	$121,231
Acquired technology	70,069	(40,588)	29,481
Trade names	9,646	(9,568)	78
Non-competition agreements	5,818	(3,016)	2,802
Distribution network	2,440	(1,169)	1,271
Backlog	691	—	691
Total	$289,994	$(134,440)	$155,554

	January 31, 2011
(in thousands)	Cost	Accumulated Amortization	Net
Customer relationships	$198,106	$(74,412)	$123,694
Acquired technology	66,794	(37,579)	29,215
Trade names	9,552	(9,177)	375
Non-competition agreements	5,215	(2,760)	2,455
Distribution network	2,440	(1,108)	1,332
Total	$282,107	$(125,036)	$157,071

Total amortization expense recorded for acquisition-related intangible assets was $8.2 million and $7.6 million for the three months ended April 30, 2011 and 2010, respectively.

Estimated future finite-lived acquisition-related intangible asset amortization expense is as follows:

(in thousands)
Years Ended January 31,	Amount
2012 (Remainder of year)	$24,377
2013	32,020
2014	26,793
2015	23,464
2016	22,332
2017 and thereafter	26,568
Total	$155,554

Goodwill activity for the three months ended April 30, 2011, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Workforce Optimization	Video Intelligence	Communications Intelligence
Goodwill, gross, at January 31, 2011	$805,539	$707,202	$66,789	$31,548
Accumulated impairment losses through January 31, 2011	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at January 31, 2011	738,674	676,411	30,715	31,548
Business acquisition	10,312	—	10,312	—
Foreign currency translation	8,477	7,165	1,312	—
Goodwill, net, at April 30, 2011	$757,463	$683,576	$42,339	$31,548

Balance at April 30, 2011
Goodwill, gross, at April 30, 2011	$824,328	$714,367	$78,413	$31,548
Accumulated impairment losses through April 30, 2011	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at April 30, 2011	$757,463	$683,576	$42,339	$31,548

We test our goodwill for impairment at least annually as of November 1, or more frequently if an event occurs indicating the potential for impairment.  No events or circumstances indicating the potential for goodwill impairment were identified during either the three months ended April 30, 2011 or the three months ended April 30, 2010.

6.              LONG-TERM DEBT

The following table summarizes our long-term debt at April 30, 2011 and January 31, 2011:

	April 30,	January 31,
(in thousands)	2011	2011
Term loan facility - new credit agreement:
Gross borrowings	$600,000	$—
Unamortized debt discount	(3,000)	—
Term loan facility - prior credit agreement:	—	583,234
Total debt	597,000	583,234
Less: current maturities	4,500	—
Long-term debt	$592,500	$583,234

In May 2007, we entered into a $675.0 million secured credit agreement (“Prior Credit Agreement”) comprised of a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving line of credit.  The borrowing capacity under the revolving line of credit was increased to $75.0 million in July 2010.

In April 2011, we entered into a new credit agreement (“Credit Agreement”) and concurrently terminated the Prior Credit Agreement.  The Credit Agreement provides for $770.0 million of secured credit facilities, comprised of a $600.0 million term loan maturing in October 2017 and a $170.0 million revolving credit facility maturing in April 2016, subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the Credit Agreement.

The majority of the new term loan proceeds were used to repay all $583.2 million of outstanding term loan borrowings under the Prior Credit Agreement at the closing date of the Credit Agreement.  There were no outstanding borrowings under the prior revolving credit facility at the closing date.

The Credit Agreement included an original issuance term loan discount of 0.50%, or $3.0 million, resulting in net term loan proceeds of $597.0 million.  This discount will be amortized as interest expense over the term of the term loan using the effective interest method.

Loans under the Credit Agreement will bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at our election:

(a) in the case of Eurodollar loans, the Adjusted LIBO Rate plus 3.25% (or if our corporate ratings are at least BB- and Ba3 or better, 3.00%).  The “Adjusted LIBO Rate” is the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the Credit Agreement), and

(b) in the case of Base Rate loans, the Base Rate plus 2.25% (or if our corporate ratings are at least BB- and Ba3 or better, 2.00%).  The “Base Rate” is the greatest of (i) the Agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

We incurred debt issuance costs of $14.8 million associated with the Credit Agreement, which we have deferred and are classified within Other assets.  We will amortize these deferred costs as interest expense over the term of the Credit Agreement.  Of these deferred costs, $10.2 million were associated with the term loan and will be amortized using the effective interest rate method.  Deferred costs associated with the revolving credit facility were $4.6 million and will be amortized on a straight-line basis.

At the closing date of the Credit Agreement, there were $9.0 million of unamortized deferred costs associated with the Prior Credit Agreement.  Upon termination of the Prior Credit Agreement and repayment of the prior term loan, $8.1 million of these fees were expensed as a loss on extinguishment of debt.  The remaining $0.9 million of these fees were associated with lenders that provided commitments under both the new and the prior revolving credit facilities, which will continue to be deferred and amortized over the term of the Credit Agreement.

As of April 30, 2011, the interest rate on the term loan was 4.50%.  Including the impact of the 0.50% original issuance term loan discount and the deferred debt issuance costs, the effective interest rate on our term loan is approximately 4.90% as of April 30, 2011.

During the three months ended April 30, 2011 and 2010, we incurred $7.5 million and $5.4 million of interest expense, respectively, on borrowings under our credit facilities.  We also recorded $0.7 million and $0.5 million during the three months ended April 30, 2011 and 2010, respectively, for amortization of our deferred debt-related costs, which is reported within interest expense.

We are required to pay a commitment fee equal to 0.50% per annum of the undrawn portion on the revolving credit facility, payable quarterly, and customary administrative agent and letter of credit fees.

The Credit Agreement requires us to make term loan principal payments of $1.5 million per quarter through August 2017, beginning in August 2011, with the remaining balance due in October 2017.  Optional prepayments of the loans are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates and a 1.0% premium applicable in the event of a Repricing Transaction (as defined in the Credit Agreement) prior to April 30, 2012.  The loans are also subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flow (as defined in the Credit Agreement), and certain other events.  Prepayments are applied first to the eight immediately following scheduled term loan principal payments, then pro rata to other remaining scheduled term loan principal payments, if any, and thereafter as otherwise provided in the Credit Agreement.

Obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and secured by a security interest in substantially all of our and their assets, subject to certain exceptions detailed in the Credit Agreement and related ancillary documentation.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, and also contains a financial covenant that requires us to maintain a Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio until July 31, 2013 no greater than 5.00 to 1.00 and thereafter no greater than 4.50 to 1.00.

The Credit Agreement provides for customary events of default with corresponding grace periods.  Upon an event of default, all of our indebtedness under the Credit Agreement may be declared immediately due and payable, and the lenders’ commitments to provide loans under the Credit Agreement may be terminated.

The following table summarizes future scheduled principal payments on our term loan as of April 30, 2011:

(in thousands)
Years Ending January 31,	Amount
2012 (Remainder of year)	$3,000
2013	6,000
2014	6,000
2015	6,000
2016	6,000
2017 and thereafter	573,000
Total	$600,000

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

The terms of the preferred stock provide that upon a fundamental change, as defined, the holders of the preferred stock have the right to require us to repurchase the preferred stock for 100% of the liquidation preference then in effect.  Therefore, the preferred stock has been classified as mezzanine equity on our condensed consolidated balance sheets as of April 30, 2011 and January 31, 2011, separate from permanent equity, because the occurrence of such a fundamental change, and thus a potential required repurchase of the preferred stock, however remote in likelihood, is not solely under our control.  Fundamental change events include the sale of substantially all of our assets and certain changes in beneficial ownership, board of directors’ composition, and business reorganizations.

We concluded that, as of April 30, 2011, the occurrence of a fundamental change and the associated potential required repurchase of the preferred stock were not probable.  We therefore did not adjust the carrying amount of the preferred stock to its redemption amount, which is its liquidation preference, at April 30, 2011.  Through April 30, 2011, cumulative, undeclared dividends on the preferred stock were $48.9 million and, as a result, the liquidation preference of the preferred stock was $341.9 million at that date.

At April 30, 2011, the preferred stock was convertible into approximately 10.5 million shares of our common stock.

8.              STOCKHOLDERS’ EQUITY

Treasury Stock

From time to time, our board of directors has approved limited programs to repurchase shares of our common stock from directors or officers upon the vesting of restricted stock or restricted stock units to facilitate required income tax withholding by us or the payment of required income taxes by such holders.  In addition, the terms of some of our equity award agreements with all grantees provide for automatic repurchases by us for the same purpose if a vesting-related tax event occurs at a time when the holder is not permitted to sell shares in the market. Any such repurchases of common stock occur at prevailing market prices and are recorded as treasury stock.  Our repurchases of common stock during the three months ended April 30, 2011 and 2010 reflect any such activity.

During the three months ended April 30, 2011, we acquired approximately 14,000 shares of treasury stock from an executive officer at a cost of $0.5 million.  During the three months ended April 30, 2010, we acquired 123,000 shares of treasury stock from certain executive officers at a cost of $3.3 million.

Accumulated Other Comprehensive Loss

The following table summarizes, as of April 30, 2011 and January 31, 2011, the components of our accumulated other comprehensive loss.

	April 30,	January 31,
(in thousands)	2011	2011
Foreign currency translation losses, net	$(32,656)	$(41,829)
Unrealized gains (losses) on derivative financial instruments, net	1,455	(245)
Unrealized gains on available-for-sale marketable securities	5	5
Total accumulated other comprehensive loss	$(31,196)	$(42,069)

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

9.              INCOME TAXES

Our interim provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.  The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, amount of permanent book to tax differences, and the effects of valuation allowances on certain loss jurisdictions.

For the three months ended April 30, 2011, we recorded an income tax provision of $1.5 million, which represents an effective tax rate of 49.2%.  The effective tax rate is higher than the U.S. federal statutory rate of 35% primarily due to the mix and level of income and losses by jurisdiction. We recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, but we did not recognize a U.S. federal income tax benefit on losses incurred by certain domestic operations where we maintain valuation allowances.

For the three months ended April 30, 2010, we recorded an income tax provision of $2.1 million, which represents an effective tax rate of (15.3%).  The effective tax rate is negative due to the fact that we reported income tax expense on a consolidated pre-tax loss. We did not record either a significant federal income tax expense or income tax benefit because we maintain a valuation allowance, but recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date.  Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized.  In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, we establish a valuation allowance.  We determined that there is sufficient negative evidence to maintain the valuation allowances against our federal and certain state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S. and certain foreign jurisdictions.  We intend to maintain valuation allowances until sufficient positive evidence exists to support a reversal.

We had unrecognized tax benefits of $32.8 million and $32.7 million (excluding interest and penalties) as of April 30, 2011 and January 31, 2011, respectively.  The accrued liabilities for interest and penalties were $6.2 million and $6.6 million at April 30, 2011 and January 31, 2011, respectively.  Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of April 30, 2011 and January 31, 2011, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate were approximately $27.3 million and $27.5 million, respectively.  We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  Further, we believe that it is reasonably possible that the total amount of unrecognized tax benefits at April 30, 2011 could decrease by approximately $5.0 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation.  Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes including the need for additional valuation allowances, and the recognition of tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate.  We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements.  We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis.  Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy.  We did not identify any transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of April 30, 2011 and January 31, 2011:

	April 30, 2011
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$39,786	$—	$—
Foreign currency forward contracts	—	1,434	—
Total assets	$39,786	$1,434	$—

Liabilities:
Foreign currency forward contracts	$—	$1,781	$—
Contingent consideration - business combinations	—	—	4,613
Total liabilities	$—	$1,781	$4,613

	January 31, 2011
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$24,505	$—	$—
Foreign currency forward contracts	—	88	—
Total assets	$24,505	$88	$—

Liabilities:
Foreign currency forward contracts	$—	$1,886	$—
Contingent consideration - business combinations	—	—	3,686
Total liabilities	$—	$1,886	$3,686

The following table presents the change in the estimated fair value of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended April 30, 2011 and 2010:

	Three Months Ended April 30,
(in thousands)	2011	2010
Fair value measurement at beginning of period	$3,686	$—
Contingent consideration liabilities recorded for business combinations	904	3,224
Changes in fair values, recorded in operating expenses	2,023	40
Payments of contingent consideration	(2,000)	—
Fair value measurement at end of period	$4,613	$3,264

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable  if certain defined performance goals are achieved.  Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

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

Contingent Consideration — Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model.  These fair value measurements are based on significant inputs not observable in the market.  The key assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved.  We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in the probability of achieving the performance target, are recorded in earnings.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

As of April 30, 2011 and January 31, 2011, the estimated fair values of our term loan borrowings were $597.0 million and $586.2 million, respectively.  Our term loan borrowings as of April 30, 2011 originated under a new credit agreement executed on April 29, 2011, and, accordingly, the estimated fair value of the term loan was estimated to equal its face amount at that date.  The estimated fair value of the term loan at January 31, 2011 was based upon the estimated bid and ask prices as determined by the agent responsible for the syndication of our term loan.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows.  These assets are recorded at fair value only when an impairment charge is recognized.  No such impairment charges were recorded during the three months ended April 30, 2011 and 2010.

11.       DERIVATIVE FINANCIAL INSTRUMENTS

Our primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk, when deemed appropriate. We enter into these contracts in the normal course of business to mitigate risks and not for speculative purposes.

Foreign Currency Forward Contracts

Under our risk management strategy, we periodically use derivative financial instruments to manage our short-term exposures to fluctuations in foreign currency exchange rates.  We utilize foreign exchange forward contracts to hedge certain operational cash flow exposures resulting from changes in foreign currency exchange rates.  These cash flow exposures result from portions of our forecasted operating expenses, primarily compensation and related expenses, which are transacted in currencies other than the U.S. dollar, primarily the Israeli shekel and the Canadian dollar.  We also periodically utilize foreign currency forward contracts to manage exposures resulting from forecasted customer collections to be remitted in currencies other than the applicable functional currency.  Our joint venture, which has a Singapore dollar functional currency, also utilizes foreign exchange forward contracts to manage its exposure to exchange rate fluctuations related to settlement of liabilities denominated in U.S. dollars.  These foreign currency forward contracts are reported at fair value on our consolidated balance sheets and generally have maturities of no longer than twelve months, although occasionally we will execute a contract that extends beyond twelve months, depending upon the nature of the underlying risk.

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

Certain of our foreign currency forward contracts are not designated as hedging instruments under derivative accounting guidance, and gains and losses from changes in their fair values are therefore reported in other income (expense), net.  Changes in the fair value of foreign currency forward contracts that are designated and effective as cash flow hedges are recorded net of related tax effects in accumulated other comprehensive income (loss) and are reclassified to the statement of operations when the effects of the item being hedged are recognized in the statement of operations.

Interest Rate Swap Agreement

In May 2007, concurrently with entry into our Prior Credit Agreement, we executed a pay-fixed/ receive-variable interest rate swap agreement with a high credit-quality multinational financial institution to mitigate a portion of the risk associated with variable interest rates on the associated term loan.  We recorded a $1.6 million loss on the interest rate swap for the three months ended April 30, 2010.  In July 2010, we terminated that interest rate swap agreement.

The interest rate swap agreement was not designated as a hedging instrument under derivative accounting guidance, and gains and losses from changes in its fair value were therefore reported in other income (expense), net.

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consist only of foreign currency forward contracts with notional amounts of $43.4 million and $51.1 million as of April 30, 2011 and January 31, 2011, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments as of April 30, 2011 and January 31, 2011 were as follows:

	April 30, 2011
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,434	—	$—
Total derivative financial instruments designated as hedging instruments		$1,434		$—

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$1,781
Total derivative financial instruments not designated as hedging instruments		$—		$1,781

	January 31, 2011
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$88	Accrued expenses and other liabilities	$396
Total derivative financial instruments designated as hedging instruments		$88		$396

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$1,490
Total derivative financial instruments not designated as hedging instruments		$—		$1,490

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments in cash flow hedging relationships for the three months ended April 30, 2011 and 2010 were as follows:

	Net Gains (Losses) Recognized in Accumulated Other Comprehensive Loss		Classification of Net Gains Reclassified from Other Comprehensive Loss into the Condensed Consolidated	Net Gains Reclassified from Other Comprehensive Loss into the Condensed Statements of Operations
	April 30,	January 31,	Statements of	Three Months Ended April 30,
(in thousands)	2011	2011	Operations	2011	2010
Foreign currency forward contracts	$1,455	$(245)	Operating Expenses	$807	$151

There were no gains or losses from ineffectiveness of these hedges recorded for the three months ended April 30, 2011 and 2010.

Derivative Financial Instruments Not Designated as Hedging Instruments

Losses recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the three months ended April 30, 2011 and 2010 were as follows:

	Classification in Condensed	Three Months Ended April 30,
(in thousands)	Statements of Operations	2011	2010
Interest rate swap agreement	Other income (expense), net	$—	$(1,601)
Foreign currency forward contracts	Other income (expense), net	(1,933)	(102)
Total		$(1,933)	$(1,703)

12.       STOCK-BASED COMPENSATION

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three months ended April 30, 2011 and 2010:

	Three Months Ended April 30,
(in thousands)	2011	2010
Cost of revenue - product	$261	$631
Cost of revenue - service and support	708	1,778
Research and development, net	849	3,485
Selling, general, and administrative	5,732	12,076
Total stock-based compensation expense	$7,550	$17,970

Total stock-based compensation expense by classification was as follows for the three months ended April 30, 2011 and 2010:

	Three Months Ended April 30,
(in thousands)	2011	2010
Equity-classified awards	$5,785	$7,546
Liability-classified awards	1,765	10,424
Total stock-based compensation expense	$7,550	$17,970

Our liability-classified awards are primarily phantom stock awards, which are settled with cash payments equivalent to the market value of our common stock upon vesting.  Their value tracks the market price of our common stock and is subject to market volatility.

The decrease in stock-based compensation expense in the three months ended April 30, 2011, compared to the comparable period in the prior year, was due to a decrease in the number of outstanding phantom awards compared to the prior period.

Stock Options

We have not granted stock options subsequent to January 31, 2006.  However, in connection with our acquisition of Witness on May 25, 2007, stock options to purchase Witness common stock were converted into stock options to purchase approximately 3.1 million shares of our common stock.

Stock option exercises had been suspended during our extended filing delay period.  Following the completion of certain delayed SEC filings in June 2010, stock option holders were permitted to resume exercising vested stock options.  During the three months ended April 30, 2011, approximately 258,000 common shares were issued pursuant to stock option exercises for total proceeds of $5.2 million.  As of April 30, 2011, we had approximately 1.5 million stock options outstanding, all of which were exercisable as of such date.

Restricted Stock Awards and Restricted Stock Units

We periodically award shares of restricted stock, as well as restricted stock units, to our directors, officers, and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting.

During the three months ended April 30, 2011 and 2010, we granted 0.9 million restricted stock units and 1.0 million combined restricted stock awards and restricted stock units, respectively.  Forfeitures of restricted stock awards and restricted stock units were not significant during either period.  As of April 30, 2011 and 2010, we had 1.8 million and 4.1 million combined restricted stock awards and stock units outstanding, respectively, with weighted-average grant date fair values of $29.17 and $25.30, respectively.

As of April 30, 2011, there was approximately $34.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over weighted-average periods of 0.1 years for restricted stock awards and 1.7 years for restricted stock units.

Phantom Stock Units

We have issued phantom stock units to certain non-officer employees that settle, or are expected to settle, with cash payments upon vesting.   Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

Phantom stock units granted during the three months ended April 30, 2011 were not significant.  During the three months ended April 30, 2010, we granted 0.2 million phantom stock units.  Forfeitures of awards in each period were not significant.  Total cash payments made upon vesting of phantom stock units were $7.0 million and $10.6 million for the three months ended April 30, 2011 and 2010, respectively.  The total accrued liabilities for phantom stock units were $4.5 million and $9.8 million as of April 30, 2011 and January 31, 2011, respectively.

13.       OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following for the three months ended April 30, 2011 and 2010:

	Three Months Ended April 30,
(in thousands)	2011	2010
Foreign currency gains (losses), net	$2,991	$(1,734)
Losses on derivative financial instruments, net	(1,933)	(1,703)
Other, net	(46)	(261)
Total other income (expense), net	$1,012	$(3,698)

14.       LEGAL PROCEEDINGS

On March 26, 2009, a motion to approve a class action lawsuit (the “Labor Motion”), and the class action lawsuit itself (the “Labor Class Action”) (Labor Case No. 4186/09), were filed against our subsidiary, Verint Systems Limited (“VSL”), by a former employee of VSL, Orit Deutsch, in the Tel Aviv Labor Court.  Ms. Deutsch purports to represent a class of our employees and ex-employees who were granted options to buy shares of Verint and to whom allegedly damages were caused as a result of the blocking of the ability to exercise Verint options by our employees or ex-employees.  The Labor Motion and the Labor Class Action both claim that we are responsible for the alleged damages due to our status as employer and that the blocking of Verint options from being exercised constitutes a default of the employment agreements between the members of the class and VSL.  The Labor Class Action seeks compensatory damages for the entire class in an unspecified amount.  On July 9, 2009, we filed a motion for summary dismissal and alternatively for the stay of the Labor Motion.  A preliminary session was held on July 12, 2009.  Ms. Deutsch filed her response to our response on November 10, 2009. On February 8, 2010, the Tel Aviv Labor Court dismissed the case for lack of material jurisdiction and ruled that it will be transferred to the District Court in Tel Aviv.  The case has been scheduled for a preliminary hearing in the District Court in Tel Aviv on October 11, 2011.  As of April 30, 2011, no amount has been accrued for this matter as we were not able to estimate the probability or amount of any potential loss at that date.

From time to time we or our subsidiaries may be involved in legal proceedings and/or litigation arising in the ordinary course of our business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any current claims will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

15.       SEGMENT INFORMATION

We conduct our business in three operating segments - Enterprise Workforce Optimization Solutions (“Workforce Optimization”), Video Intelligence Solutions (“Video Intelligence”), and Communications Intelligence and Investigative Solutions (“Communications Intelligence”).  These segments also represent our reportable segments.

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

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the three months ended April 30, 2011 and 2010.  The allocation of goodwill and acquired intangible assets by operating segment appears in Note 5, “Intangible Assets and Goodwill”.

Operating results by segment for the three months ended April 30, 2011 and 2010 were as follows:

	Three Months Ended
	April 30,
(in thousands)	2011	2010

Revenue:
Workforce Optimization	$97,271	$96,880
Video Intelligence
Segment revenue	30,269	31,545
Revenue adjustment	(235)	—
	30,034	31,545
Communications Intelligence	49,027	44,188
Total revenue	$176,332	$172,613

Segment contribution:
Workforce Optimization	$42,976	$45,974
Video Intelligence	7,571	9,266
Communications Intelligence	19,245	15,242
Total segment contribution	69,792	70,482

Unallocated expenses, net:
Amortization of other acquired intangible assets	8,196	7,572
Stock-based compensation	7,550	17,970
Other unallocated expenses	35,212	48,922
	50,958	74,464
Operating income (loss)	18,834	(3,982)
Other expense, net	(15,770)	(9,563)
Income (loss) before provision for income taxes	$3,064	$(13,545)

For the three months ended April 30, 2011, Video Intelligence segment revenue includes $0.2 million of additional revenue, related to deferred revenue which is not recognizable in our GAAP revenue under accounting standards for business combinations.  We include this additional revenue within our segment revenue because it better reflects our ongoing maintenance and service revenue stream.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations is designed to provide a better understanding of the significant factors related to our results of operations and financial condition. The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2011 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward-Looking Statements”.

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

Recent Developments

In April 2011, we entered into a new Credit Agreement and concurrently terminated our Prior Credit Agreement.  Further details regarding these transactions appear in “Credit Agreements” under “Liquidity and Capital Resources”, below, and in Note 6, “Long-term Debt” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

Critical Accounting Policies and Estimates

Note 1, “Summary of Significant Accounting Policies” to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2011 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this report.  The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the

twelve months ended January 31, 2011, and include the following:

•                  Revenue recognition;

•                  Accounting for business combinations;

•                  Impairment of goodwill and other intangible assets;

•                  Accounting for income taxes;

•                  Contingencies;

•                  Accounting for stock-based compensation; and

•                  Allowance for doubtful accounts.

Except for the changes to our critical accounting policies and estimates discussed below, we do not believe that there were any significant changes in our critical accounting policies and estimates during the three months ended April 30, 2011.

Multiple-Deliverable Revenue Arrangements

On February 1, 2011, we adopted new accounting guidance for multiple-deliverable revenue arrangements that are outside the scope of industry-specific software revenue recognition guidance, on a prospective basis.  This guidance amends the criteria for allocating consideration in multiple-deliverable revenue arrangements by establishing a selling price hierarchy.  The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence of selling price (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available.  Further discussion of this guidance appears in Note 1, “Basis of Presentation and Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1.

When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. ESP is a more subjective measure than either VSOE or TPE, and determining ESP requires significant judgment.  We determine ESP for a product or service by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.

Results of Operations

Financial Overview

The following table sets forth a summary of certain key financial information for the three months ended April 30, 2011 and 2010:

	Three Months Ended April 30,
(in thousands, except per share data)	2011	2010
Revenue	$176,332	$172,613
Operating income (loss)	$18,834	$(3,982)
Net loss attributable to Verint Systems Inc. common shares	$(3,661)	$(19,611)
Net loss per share attributable to Verint Systems Inc.:
Basic	$(0.10)	$(0.60)
Diluted	$(0.10)	$(0.60)

Three Months Ended April 30, 2011 compared to Three Months Ended April 30, 2010.  Our revenue increased approximately 2%, or $3.7 million, to $176.3 million in the three months ended April 30, 2011 from $172.6 million in the three months ended April 30, 2010.  The increase was due to a revenue increase in our Communications Intelligence segment, partially offset by a revenue decrease in our Video Intelligence segment.  In our Communications Intelligence segment, revenue increased $4.8 million, or 11%,  primarily due to the progress realized during the current-year period on certain large projects that commenced in the previous fiscal year.  In our Video Intelligence segment, revenue decreased $1.5 million, or 5%, primarily due a reduction in revenue recognized from prior fiscal years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several quarters or years.  This decrease was offset by an increase in product deliveries to customers during the three months ended April 30, 2011.  For more details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, Europe, the Middle East, and Africa (“EMEA”), and the Asia-Pacific region (“APAC”) represented approximately 50%, 27%, and 23% of our total revenue, respectively, in the three months ended April 30, 2011 compared to approximately 54%, 26%, and 20%, respectively, in the three months ended April 30, 2010.

Operating income was $18.8 million in the three months ended April 30, 2011 compared to an operating loss of $4.0 million in the three months ended April 30, 2010.  The increase in operating income was primarily due to an increase in gross profit of $6.2 million to $121.0 million, from $114.8 million, and a decrease in operating expenses of $16.6 million to $102.2 million, from $118.8 million.  The increase in gross profit was primarily due to margin expansion in our Communications Intelligence and Video Intelligence segments.  The decrease in operating expenses was primarily due to a decrease in professional fees of $17.8 million following the completion of our restatement of previously filed financial statements and the conclusion of our extended filing delay period in June 2010, and a decrease in stock-based compensation of $6.3 million, primarily due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards compared to the three months ended April 30, 2010.

Net loss attributable to Verint Systems Inc. common shares was $3.7 million and diluted net loss per common share was $0.10 in the three months ended April 30, 2011 compared to net loss attributable to Verint Systems Inc. common shares of $19.6 million and diluted net loss per common share of $0.60 in the three months ended April 30, 2010.  The decrease in net loss attributable to Verint Systems Inc. common shares and diluted net loss per common share in the three months ended April 30, 2011 was due to our increased operating income, as described above, partially offset by $6.2 million of higher other expense, net, which was primarily driven by a loss on extinguishment of debt recorded in connection with the termination of our prior credit facility during the three months ended April 30, 2011.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenues and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the three months ended April 30, 2011 to average exchange rates for the three months ended April 30, 2010, the U.S. dollar weakened relative to the British pound sterling, euro, the Israeli shekel, Canadian dollar, Australian dollar, Singapore dollar and Brazilian real, which are the major foreign currencies in which we transacted, resulting in increases in our revenue, cost of revenue and operating expenses.  For the three months ended April 30, 2011, had foreign exchange rates remained unchanged from applicable rates in effect for the three months ended April 30, 2010, our revenue would have been approximately $3.0 million lower and our cost of revenue and operating expenses would also have been approximately $3.0 million lower, which would have resulted in a minimal impact to operating income.

As of April 30, 2011, we employed approximately 2,800 people, including part-time employees and certain contractors, compared to approximately 2,600 as of April 30, 2010.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the three months ended April 30, 2011 and 2010:

	Three Months Ended April 30,		% Change
(in thousands)	2011	2010	2011 - 2010
Workforce Optimization	$97,271	$96,880	0%
Video Intelligence	30,034	31,545	(5%)
Communications Intelligence	49,027	44,188	11%
Total revenue	$176,332	$172,613	2%

Workforce Optimization Segment

Three Months Ended April 30, 2011 compared to Three Months Ended April 30, 2010.  Workforce Optimization revenue increased approximately $0.4 million to $97.3 million in the three months ended April 30, 2011 from $96.9 million in the three months ended April 30, 2010.  The increase was primarily due to an increase in our customer install base and the related support revenue generated from this customer base during the three months ended April 30, 2011.  In addition, our implementation service revenue increased as a result of the growth of our professional services organization to meet the demands of our customer base.  This increase was partially offset by a decrease in product revenue due, in part, to stronger than expected product revenue in the three months ended January 31, 2011, which adversely impacted product revenue in the three months ended April 30, 2011, and relative to the three months ended April 30, 2010, also due, in part, to the completion of several large projects that were recognized upon final completion of services rather than upon delivery of the product during the three months ended April 30, 2010.

Video Intelligence Segment

Three Months Ended April 30, 2011 compared to Three Months Ended April 30, 2010.  Video Intelligence revenue decreased approximately 5%, or $1.5 million, to $30.0 million in the three months ended April 30, 2011 from $31.5 million in the three months ended April 30, 2010.  The decrease was primarily due to a reduction in revenue recognized from prior years’ multiple element arrangements where the entire arrangement was being recognized ratably over several quarters or years.  This decrease was partially offset by an increase in product deliveries to customers during the three months ended April 30, 2011.

Communications Intelligence Segment

Three Months Ended April 30, 2011 compared to Three Months Ended April 30, 2010.  Communications Intelligence revenue increased approximately 11%, or $4.8 million, to $49.0 million in the three months ended April 30, 2011 from $44.2 million in the three months ended April 30, 2010 primarily due to the progress realized during the current-year period on certain large projects that commenced in the previous fiscal year, which resulted in an increase in service revenue during the three months ended April 30, 2011 compared to the three months ended April 30, 2010.

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

Revenue by Product Revenue and Service and Support Revenue

We categorize and report our revenue in two categories — (a) product revenue and (b) service and support revenue.  For multiple-element arrangements containing software products and related services for which we are unable to establish VSOE for one or more software elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement’s revenue into product revenue and service and support revenue.

The following table sets forth revenue for products and service and support for the three months ended April 30, 2011 and 2010:

	Three Months Ended April 30,		% Change
(in thousands)	2011	2010	2011 - 2010
Product revenue	$83,278	$92,070	(10%)
Service and support revenue	93,054	80,543	16%
Total revenue	$176,332	$172,613	2%

Product Revenue

Three Months Ended April 30, 2011 compared to Three Months Ended April 30, 2010.  Product revenue decreased $8.8 million, to $83.3 million in the three months ended April 30, 2011 from $92.1 million in the three months ended April 30, 2010 primarily due to a decrease in product revenue in our Workforce Optimization Segment.  For additional information see “— Revenue by Operating Segment”.

Service and Support Revenue

Three Months Ended April 30, 2011 compared to Three Months Ended April 30, 2010.  Service and support revenue increased approximately 16%, or $12.5 million, to $93.1 million for the three months ended April 30, 2011 from $80.6 million for the three months ended April 30, 2010.  The increase was primarily attributable to increases of $8.8 million and $4.9 million in our Workforce Optimization and Communications Intelligence segments, respectively, partially offset by a $1.2 million decrease in our Video Intelligence segment.  For additional information see “— Revenue by Operating Segment”.

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the three months ended April 30, 2011 and 2010:

	Three Months Ended April 30,		% Change
(in thousands)	2011	2010	2011 - 2010
Product cost of revenue	$22,531	$26,852	(16%)
Service and support cost of revenue	30,168	28,722	5%
Amortization of acquired technology	2,650	2,233	19%
Total cost of revenue	$55,349	$57,807	(4%)

Product Cost of Revenue

Product cost of revenue primarily consists of hardware material costs and royalties due to third parties for software components that are embedded in our software applications. When revenue is deferred, we also defer hardware material costs and third-party software royalties and recognize those costs over the same period that the product revenue is recognized. Product cost of revenue also includes amortization of capitalized software development costs, employee compensation and related expenses associated with our global operations, facility costs, and other allocated overhead expenses. In our Communications Intelligence segment, product cost of revenue also includes employee compensation and related expenses, contractor and consulting expenses, and travel expenses, in each case for resources dedicated to project management and associated product delivery.

Three Months Ended April 30, 2011 compared to Three Months Ended April 30, 2010.  Product cost of revenue decreased approximately 16% to $22.5 million in the three months ended April 30, 2011 from $26.9 million in the three months ended April 30, 2010.  Our overall product gross margins increased to 73% in the three months ended April 30, 2011 from 71% in the three months ended April 30, 2010 primarily as a result of an increase in product revenue and product gross margins in our Communications Intelligence segment, and an increase in product margins in our Workforce Optimization segment.  Product gross margins in our Communications Intelligence segment increased to 75% for the three months ended April 30, 2011 from 73% in the three months ended April 30, 2010 as a result of higher profit margins on projects recognized in the three months ended April 30, 2011 as compared to the three months ended April 30, 2010.  Product gross margins in our Workforce Optimization segment increased to 90% in the three months ended April 30, 2011 from 87% in the three months ended April 30, 2010 as a result of a favorable product mix.  Product gross margins in our Video Intelligence segment increased to 60% in the three months ended April 30, 2011 from 58% in the three months ended April 30, 2010 primarily due to a change in product mix.

Service and Support Cost of Revenue

Service and support cost of revenue primarily consists of employee compensation and related expenses, contractor costs, and travel expenses relating to installation, training, consulting, and maintenance services. Service and support cost of revenue also includes stock-based compensation expenses, facility costs, and other overhead expenses. In accordance with GAAP and our accounting policy, the cost of revenue associated with the services is generally expensed as incurred in the period in which the services are performed, with the exception of certain transactions accounted for under the Contract Accounting Method.

Three Months Ended April 30, 2011 compared to Three Months Ended April 30, 2010.  Service and support cost of revenue increased approximately 5% to $30.2 million in the three months ended April 30, 2011 from $28.7 million in the three months ended April 30, 2010.  Employee compensation and related expenses increased $2.6 million primarily in our Workforce Optimization segment due to an increase in employee headcount required to deliver the increased implementation services, as well as salary increases.  Our overall service and support gross margins increased to 68% in the three months ended April 30, 2011 from 64% in the three months ended April 30, 2010 primarily due to margin expansion in our Communications Intelligence segment.

Amortization of Acquired Technology

Three Months Ended April 30, 2011 compared to Three Months Ended April 30, 2010.  Amortization of acquired technology increased approximately 19% to $2.6 million in the three months ended April 30, 2011 from $2.2 million in the three months ended April 30, 2010 primarily due to an increase in amortization expense of acquired intangible assets associated with business combinations in our Communications Intelligence and Video Intelligence segments executed after April 30, 2010.  Further discussion regarding our business combinations appears in Note 4, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

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

The following table sets forth research and development expenses, net of reimbursements, for the three months ended April 30, 2011 and 2010:

	Three Months Ended April 30,		% Change
(in thousands)	2011	2010	2011 - 2010
Research and development, net	$26,368	$26,432	(0%)

Three Months Ended April 30, 2011 compared to Three Months Ended April 30, 2010.  Research and development, net decreased approximately $0.1 million in the three months ended April 30, 2011 from $26.4 million in the three months ended April 30, 2010.  Stock-based compensation decreased $2.6 million due to a decrease in the number of our research and development employees’ outstanding stock-based compensation arrangements accounted for as liability awards compared to the three months ended April 30, 2010.  This decrease was partially offset by a $2.2 million increase in employee compensation and related expenses which was attributable to an increase in employee headcount and salary increases which took effect subsequent to the three months ended April 30, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three months ended April 30, 2011 and 2010:

	Three Months Ended April 30,		% Change
(in thousands)	2011	2010	2011 - 2010
Selling, general and administrative	$70,235	$87,017	(19%)

Three Months Ended April 30, 2011 compared to Three Months Ended April 30, 2010.   Selling, general and administrative expenses decreased approximately 19% to $70.2 million in the three months ended April 30, 2011 from $87.0 million in the three months ended April 30, 2010.  Professional fees decreased by $17.8 million following the completion of our restatement of previously filed financial statements and the conclusion of our extended filing delay period in June 2010.  Stock-based compensation decreased by $6.3 million primarily due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards compared to the three months ended April 30, 2011.  These decreases were partially offset by a $3.6 million increase in employee compensation and related expenses due to an increase in headcount, as well as salary increases which took effect subsequent to the three months ended April 30, 2010, and increases in the change in fair value of contingent consideration arrangements of $2.0 million.

Amortization of Other Acquired Intangible Assets

The following table sets forth amortization of other acquired intangible assets for the three months ended April 30, 2011 and 2010:

	Three Months Ended April 30,		% Change
(in thousands)	2011	2010	2011 - 2010
Amortization of other acquired intangible assets	$5,546	$5,339	4%

Three Months Ended April 30, 2011 compared to Three Months Ended April 30, 2010.  Amortization of other acquired intangible assets increased approximately 4% to $5.5 million in the three months ended April 30, 2011 from $5.3 million in the three months ended April 30, 2010 primarily due to an increase in amortization expense associated with the acquisition of technology and other intangible assets in our Communications Intelligence and Video Intelligence segments.  Further discussion regarding our business combinations appears in Note 4, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

Other Income (Expense), Net

The following table sets forth total other expense, net for the three months ended April 30, 2011 and 2010:

	Three Months Ended April 30,		% Change
(in thousands)	2011	2010	2011 - 2010
Interest income	$148	$83	78%
Interest expense	(8,794)	(5,948)	48%
Loss on extinguishment of debt	(8,136)	—	*
Other income (expense):
Foreign currency gains (losses)	2,991	(1,734)	(272%)
Losses on derivatives	(1,933)	(1,703)	14%
Other, net	(46)	(261)	(82%)
Total other income (expense)	1,012	(3,698)	(127%)
Total other expense, net	$(15,770)	$(9,563)	65%

* Percentage is not meaningful.

Three Months Ended April 30, 2011 compared to Three Months Ended April 30, 2010.  Total other expense, net, increased by $6.2 million, to an expense of $15.8 million in the three months ended April 30, 2011 compared to an expense of $9.6 million in the three months ended April 30, 2010.  Interest expense increased to $8.8 million in the three months ended April 30, 2011 from $5.9 million in the three months ended April 30, 2010 primarily due to a higher interest rate on our borrowings associated with a July 2010 amendment to our prior credit agreement.  We recorded a $3.0 million gain on foreign currency in the three months ended April 30, 2011 compared to a $1.7 million loss in the three months ended April 30, 2010.  Foreign currency gains in the three months ended April 30, 2011 resulted from the weakening of the U.S. dollar against the British pound sterling, euro, and Israeli shekel during such period.

In the three months ended April 30, 2011, net loss on derivatives was $1.9 million.  This loss was primarily attributable to losses on foreign currency forward contracts due to the weakening of the U.S. dollar against the Singapore dollar and euro during such period.

During the three months ended April 30, 2011, we recorded an $8.1 million loss upon termination of our prior credit agreement and repayment of the prior term loan.  Further discussion regarding our credit agreements appears in Note 6, “Long-term Debt” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three months ended April 30, 2011 and 2010:

	Three Months Ended April 30,		% Change
(in thousands)	2011	2010	2011 - 2010
Provision for income taxes	$1,509	$2,071	(27%)

Three Months Ended April 30, 2011 compared to Three Months Ended April 30, 2010.  Our effective tax rate was 49.2% for the three months ended April 30, 2011, as compared to (15.3%) for the three months ended April 30, 2010.  For the three months ended April 30, 2011, our overall effective tax rate was higher than the U.S. federal statutory rate of 35% primarily due to the level and mix of income and losses by jurisdiction. We recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, but we did not recognize a U.S. federal income tax benefit on losses incurred by certain domestic operations where we maintain valuation allowances. For the three months ended April 30, 2010 our overall effective tax rate was negative due to the fact that we recorded an income tax expense on a consolidated pre-tax loss.  The effective rate was lower than the U.S. federal statutory rate because we did not record a federal income tax benefit on our domestic losses where we maintain valuation allowances. The comparison of our effective tax rate between periods is impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, amount of permanent book to tax differences, and the effects of valuation allowances on certain loss jurisdictions.

Backlog

The delivery cycles of most of our products are generally relatively short, ranging from days to several months, with the exception of certain projects with multiple deliverables over a longer period of time. Therefore, we do not view backlog as a meaningful indicator of future business activity and do not consider it a meaningful financial metric for evaluating our business.

Liquidity and Capital Resources

Overview

Our primary source of cash is the collection of proceeds from the sale of products and services to our customers, including cash periodically collected in advance of delivery or performance.

In April 2011, we entered into a new credit agreement and terminated our prior credit agreement.  The new credit agreement includes a term loan facility, with an outstanding balance of $600.0 million at April 30, 2011, and a $170.0 million revolving line of credit, which was unused at April 30, 2011.  Further discussion of our credit agreements appears below, under “Credit Agreements”.

Our primary use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs, and capital expenditures. We also utilize cash for debt service under our credit agreement.

Cash generated from operations is our primary source of operating liquidity, and we believe that internally generated cash flows are sufficient to support our current business operations. We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. To the extent that we continue this strategy, our future cash requirements and liquidity may be impacted. We may utilize external capital sources, including debt and equity, to supplement our internally generated sources of liquidity as necessary and if available. We also may consider initiatives to modify the debt and equity components of our current capitalization, as we did during the three months ended April 30, 2011 by entering a new credit agreement and terminating our prior credit agreement.

While a considerable portion of our operating income is earned outside the U.S., we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months and for the foreseeable future.  Should we require more capital in the U.S. than is generated by our domestic operations, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates.  We have not provided for deferred taxes on the excess of financial reporting over the tax basis of investments in our foreign subsidiaries because we currently plan to indefinitely reinvest such earnings outside the U.S.

At April 30, 2011, our cash and cash equivalents were $179.4 million, an increase of $9.5 million from $169.9 million at January 31, 2011.  The following table summarizes selected items from our statements of cash flows for the three months ended April 30, 2011 and 2010:

	Three Months Ended April 30,
(in thousands)	2011	2010
Net cash provided by (used in) operating activities	$19,294	$(4,520)
Net cash used in investing activities	(15,448)	(23,760)
Net cash provided by (used in) financing activities	2,502	(4,789)
Effect of exchange rate changes on cash and cash equivalents	3,104	(1,863)
Net increase (decrease) in cash and cash equivalents	$9,452	$(34,932)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by or used in operating activities is driven primarily by our net income or loss, adjusted for non-cash items, and working capital changes.  Operating activities generated $19.3 million of net cash during the three months ended April 30, 2011 compared to $4.5 million of cash used by operating activities during the three months ended April 30, 2010.  Part of the improved operating cash flow in the current-year period resulted from our improved operating results, compared to the prior-year period.  Operating results for the current-year period include an $8.1 million non-cash charge for a loss on extinguishment of debt.  The prior-year period included significant payments for professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay, and such significant payments were not incurred during the three months ended April 30, 2011.

Net Cash Used in Investing Activities

During the three months ended April 30, 2011, our investing activities used $15.4 million of net cash, including $12.0 million of net cash utilized for business combinations.  In addition, we made $4.2 million of payments for property, equipment, and capitalized software development costs during the period.  We also increased our restricted cash and bank time deposit balances by $1.5 million during the period, primarily reflecting short-term deposits to secure bank guarantees in connection with sales contracts.

During the three months ended April 30, 2010, our investing activities used $23.8 million of net cash, primarily reflecting $15.3 million of net cash utilized for business combinations, and $6.3 million paid upon settlements of derivative financial instruments not designated as hedges.

As of April 30, 2011, we have no significant commitments for capital expenditures.

Net Cash Provided by (Used in) Financing Activities

During the three months ended April 30, 2011, our financing activities provided $2.5 million of net cash.  During this period, we borrowed $597.0 million under our new credit agreement (gross borrowings of $600.0 million, reduced by a $3.0 million original issuance discount), repaid $583.2 million of outstanding borrowings under our prior credit agreement, and paid $14.0 million of related debt issuance costs.  The net impact of this activity on cash was therefore almost neutral for this period.  We also received $5.1 million of proceeds from exercises of stock options during the three months ended April 30, 2011.

During the three months ended April 30, 2010, we utilized $4.8 million of net cash in financing activities, primarily reflecting $3.3 million of treasury stock purchases.  There were no exercises of stock options during this period, which was during our extended filing delay period during which stock option exercises were suspended.  Stock option holders were permitted to resume exercising vested stock options in June 2010 following our completion of certain delayed SEC filings.

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

As previously disclosed, from March 2006 through March 2010, we did not make periodic filings with the SEC, resulting from certain internal and external investigations and reviews of accounting matters.  In connection with the foregoing and related matters, we incurred approximately $137 million of professional fees and related expenses during the four years ended January 31, 2011.  By July 2010, we had concluded our internal investigation and reviews, filed with the SEC annual reports for all required periods and quarterly reports for certain quarters for which we had not previously filed reports, resumed making timely periodic filings with the SEC, relisted our common stock on NASDAQ, and resolved certain matters with the SEC.  As a result, professional fees incurred during the three months ended April 30, 2011 were significantly lower than those incurred during the three months ended April 30, 2010.  We expect future professional fees and related expenses to continue to be significantly lower than those incurred during our extended filing delay period.

Credit Agreements

In May 2007, we entered into a $675.0 million secured credit agreement (“Prior Credit Agreement”) comprised of a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving line of credit.  The borrowing capacity under the revolving line of credit was increased to $75.0 million in July 2010.

In April 2011, we entered into a new credit agreement (“Credit Agreement”) and concurrently terminated the Prior Credit Agreement.  The Credit Agreement provides for $770.0 million of secured credit facilities, comprised of a $600.0 million term loan maturing in October 2017 and a $170.0 million revolving credit facility maturing in April 2016, subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the Credit Agreement.

The majority of the new term loan proceeds were used to repay all $583.2 million of outstanding term loan borrowings under the Prior Credit Agreement at the closing date of the Credit Agreement.  There were no outstanding borrowings under the prior revolving credit facility at the closing date.

The Credit Agreement included an original issuance term loan discount of 0.50%, or $3.0 million, resulting in net term loans proceeds of $597.0 million.  This discount will be amortized as interest expense over the term of the term loan using the effective interest method.

Loans under the Credit Agreement will bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at our election:

(a) in the case of Eurodollar loans, the Adjusted LIBO Rate plus 3.25% (or if our corporate ratings are at least BB- and Ba3 or better, 3.00%).  The “Adjusted LIBO Rate” is the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the Credit Agreement), and

(b) in the case of Base Rate loans, the Base Rate plus 2.25% (or if our corporate ratings are at least BB- and Ba3 or better, 2.00%).  The “Base Rate” is the greatest of (i) the Agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

We are required to pay a commitment fee equal to 0.50% per annum of the undrawn portion on the revolving credit facility, payable quarterly, and customary administrative agent and letter of credit fees.

The Credit Agreement requires us to make term loan principal payments of $1.5 million per quarter through August 2017, beginning in August 2011, with the remaining balance due in October 2017.  Optional prepayments of the loan are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates and a 1.0% premium applicable in the event of a Repricing Transaction (as defined in the Credit Agreement) prior to April 30, 2012.  The loans are also subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flow (as defined in the Credit Agreement), and certain other events.  Prepayments are applied first to the eight immediately following scheduled term loan principal payments, then pro rata to other remaining scheduled term loan principal payments, if any, and thereafter as otherwise provided in the Credit Agreement.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, and also contains a financial covenant that requires us to maintain a Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio until July 31, 2013 no greater than 5.00 to 1.00 and thereafter no greater than 4.50 to 1.00.

The Credit Agreement provides for customary events of default with corresponding grace periods.   Upon an event of default, all of our indebtedness under the Credit Agreement may be declared immediately due and payable, and the lenders’ commitments to provide loans under the Credit Agreement may be terminated.

We incurred debt issuance costs of $14.8 million associated with the Credit Agreement, which we have deferred and are classified within Other assets. We will amortize these deferred costs as interest expense over the term of the Credit Agreement.  At the closing date, there were $9.0 million of unamortized deferred costs associated with the Prior Credit Agreement.  Upon termination of the Prior Credit Agreement and repayment of the prior term loan, $8.1 million of these fees were expensed as a loss on extinguishment of debt.  The remaining $0.9 million of these fees were associated with lenders that provided commitments under both the new and the prior revolving credit facilities, which will be continued to be deferred and amortized over the term of the Credit Agreement.

Contractual Obligations

Our Annual Report on Form 10-K for the year ended January 31, 2011, filed with the SEC on April 6, 2011, includes a table summarizing our contractual obligations of approximately $774 million as of January 31, 2011, including approximately $685 million for long-term debt obligations, including projected future interest. This table appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report.  As described above, in April 2011, we entered into the Credit Agreement and concurrently terminated our Prior Credit Agreement, which, among other things, modified our future debt principal and interest obligations.  The Credit Agreement has increased our long-term debt obligations, including projected future interest, from approximately $685 million at January 31, 2011 to approximately $773 million at April 30, 2011.  This increase results primarily from the impact of the term loan maturity date under the Credit Agreement (October 2017) compared to the prior term loan maturity date (May 2014), which increases projected future interest payments, partially offset by a lower projected interest rate under the Credit Agreement.  Other than the impact of this transaction, we believe that our contractual obligations and commercial commitments did not materially change during the three months ended April 30, 2011.

Refer to Note 6, “Long-term Debt” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 for information regarding our credit agreements.

Off Balance Sheet Arrangements

As of April 30, 2011, we do not have any off-balance sheet arrangements that we believe have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. There have been no material changes in our off-balance sheet arrangements since January 31, 2011.

Recent Accounting Pronouncements

Refer to Note 1, “Basis of Presentation and Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 for information regarding recent accounting pronouncements.

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

Our Annual Report on Form 10-K for the year ended January 31, 2011, filed with the SEC on April 5, 2011, provides a detailed discussion of the market risks affecting our operations.  As discussed in the paragraphs below, we completed transactions which impacted our exposures to interest rate risk during the three months ended April 30, 2011.  Other than the impact of these transactions, as described below, we believe our exposure to these market risks did not materially change during the three months ended April 30, 2011.

Credit Agreements

In April 2011, we entered into the Credit Agreement and concurrently terminated our Prior Credit Agreement.  Further details regarding these transactions appear in Note 6, “Long-term Debt” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources - Credit Agreements” under Part I, Item 2.

Interest Rate Risk on our Debt

Because the interest rates applicable to borrowings under the Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. The periodic interest rate on the term loan is currently a function of several factors, most importantly the LIBO Rate and the applicable interest rate margin. However, borrowings are subject to a 1.25% LIBO Rate floor in the interest rate calculation, which currently reduces the likelihood of increases in the periodic interest rate, because current short-term LIBO Rates are well below 1.25%.  Although the periodic interest rate may still fluctuate based upon our corporate ratings, which determines the interest rate margin, changes in short-term LIBO Rates will not impact the calculation unless those rates increase above 1.25%.  Based upon our April 30, 2011 borrowings, for each 1% increase in the applicable LIBO Rate above 1.25%, our annual interest payments would increase by approximately $6.0 million.

We had utilized  a pay-fixed/receive-variable interest rate swap agreement to partially mitigate the variable interest rate risk associated with our Prior Credit Agreement.  We terminated that agreement in July 2010.  We may consider utilizing interest rate swap agreements, or other agreements intended to mitigate variable interest rate risk, in the future.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2011, our disclosure controls and procedures were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended April 30, 2011, we determined, with the participation of our Chief Executive Officer and Chief Financial Officer, that there were no additional changes in our internal control over financial reporting, except as described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously reported under Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended January 31, 2011, we have begun implementation of a revenue recognition software system which further enhances our processes and procedures related to revenue recognition. During the three months ended April 30, 2011, implementation has been completed for a significant portion of our Video Intelligence segment.

Part II.                                                          OTHER INFORMATION

Item 1.                                                           Legal Proceedings

See Note 14, “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 for information regarding our legal proceedings.

Item 1A.                                                  Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2011, which could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us, however. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1 — February 28, 2011	—	—	—	—
March 1 — March 31, 2011	—	—	—	—
April 1 — April 30, 2011	13,708	$36.63	—	—

Total	13,708	$36.63	—	—

(1) These shares were purchased in-open market transactions.  None of these shares were purchased as a part of a publicly announced stock repurchase plan or program.

(2) Represents the approximate weighted-average price paid per share.

Item 3.                                                           Defaults upon Senior Securities

None.

Item 4.                                                           Removed and Reserved

Item 5.                                                           Other Information

None.

Item 6.                                                           Exhibits

The following exhibit list includes exhibits that we entered into or that became effective during the three months ended April 30, 2011:

Number	Description	Filed Herewith / Incorporated by Reference from

10.01	Credit Agreement dated as of April 29, 2011 among the Company, as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent.	Form 8-K filed on May 2, 2011
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith

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

VERINT SYSTEMS INC.

June 8, 2011	/s/ Dan Bodner
Dan Bodner President and Chief Executive Officer

June 8, 2011	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)