Form 10-Q
period 2011-07-31
VERINT SYSTEMS INC
filed 2011-09-08
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

There were 38,791,484 shares of the registrant’s common stock outstanding on August 15, 2011.

i

Cautionary Note on Forward-Looking Statements

Certain statements discussed in this report constitute forward-looking statements, which include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurances that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:

•                  uncertainties regarding the impact of general economic conditions in the United States and abroad, particularly in information technology spending and government budgets, on our business;

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

•                  risks associated with successfully competing for, consummating, and implementing mergers and acquisitions, including risks associated with capital constraints, costs and expenses, management distraction, post-acquisition integration activities, and potential asset impairments;

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

•                  risks that products may contain undetected defects, which could expose us to substantial liability;

•                  risks associated with allocating limited financial and human resources to business, development, strategic, or other opportunities that may not come to fruition or produce satisfactory returns;

•                  risks associated with significant foreign and international operations, including exposure to regions subject to political instability and fluctuations in exchange rates;

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

•                  risks that we improperly handle sensitive or confidential information or the perception of such mishandling;

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

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

July 31, 2011 and January 31, 2011

(Unaudited)

	July 31,	January 31,
(in thousands, except share and per share data)	2011	2011
Assets
Current Assets:
Cash and cash equivalents	$179,147	$169,906
Restricted cash and bank time deposits	15,647	13,639
Accounts receivable, net	155,309	150,769
Inventories	19,722	16,987
Deferred cost of revenue	5,529	6,269
Prepaid expenses and other current assets	49,384	44,374
Total current assets	424,738	401,944
Property and equipment, net	24,386	23,176
Goodwill	753,972	738,674
Intangible assets, net	146,927	157,071
Capitalized software development costs, net	6,064	6,787
Long-term deferred cost of revenue	17,330	21,715
Other assets	32,608	26,760
Total assets	$1,406,025	$1,376,127

Liabilities, Preferred Stock, and Stockholders’ Equity
Current Liabilities:
Accounts payable	$39,596	$36,861
Accrued expenses and other current liabilities	148,161	163,029
Current maturities of long-term debt	6,000	—
Deferred revenue	145,553	142,465
Liabilities to affiliates	1,964	1,847
Total current liabilities	341,274	344,202
Long-term debt	591,105	583,234
Long-term deferred revenue	30,237	40,424
Other liabilities	41,391	45,038
Total liabilities	1,004,007	1,012,898
Preferred Stock - $0.001 par value; authorized 2,500,000 shares. Series A convertible preferred stock; 293,000 shares issued and outstanding; aggregate liquidation preference and redemption value of $345,257 at July 31, 2011.	285,542	285,542
Commitments and Contingencies
Stockholders’ Equity:
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 39,070,000 and 37,349,000 shares; outstanding 38,787,000 and 37,089,000 shares, as of July 31, 2011 and January 31, 2011, respectively.	39	38
Additional paid-in capital	540,744	519,834
Treasury stock, at cost - 283,000 and 260,000 shares as of July 31, 2011 and January 31, 2011, respectively.	(7,466)	(6,639)
Accumulated deficit	(384,394)	(394,757)
Accumulated other comprehensive loss	(36,364)	(42,069)
Total Verint Systems Inc. stockholders’ equity	112,559	76,407
Noncontrolling interest	3,917	1,280
Total stockholders’ equity	116,476	77,687
Total liabilities, preferred stock, and stockholders’ equity	$1,406,025	$1,376,127

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and Six Months Ended July 31, 2011 and 2010

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2011	2010	2011	2010
Revenue:
Product	$100,423	$93,103	$183,701	$185,173
Service and support	94,536	87,573	187,590	168,116
Total revenue	194,959	180,676	371,291	353,289
Cost of revenue:
Product	33,214	29,866	55,745	56,718
Service and support	33,210	28,260	63,378	56,982
Amortization of acquired technology	2,685	2,220	5,335	4,453
Total cost of revenue	69,109	60,346	124,458	118,153
Gross profit	125,850	120,330	246,833	235,136
Operating expenses:
Research and development, net	26,808	22,049	53,176	48,481
Selling, general and administrative	72,217	69,144	142,452	156,161
Amortization of other acquired intangible assets	5,415	5,338	10,961	10,677
Total operating expenses	104,440	96,531	206,589	215,319
Operating income	21,410	23,799	40,244	19,817
Other income (expense), net:
Interest income	146	117	294	200
Interest expense	(7,857)	(5,936)	(16,651)	(11,884)
Loss on extinguishment of debt	—	—	(8,136)	—
Other income (expense), net	738	(2,448)	1,750	(6,146)
Total other expense, net	(6,973)	(8,267)	(22,743)	(17,830)
Income before provision for income taxes	14,437	15,532	17,501	1,987
Provision for income taxes	3,163	3,141	4,672	5,212
Net income (loss)	11,274	12,391	12,829	(3,225)
Net income attributable to noncontrolling interest	799	916	2,466	1,508
Net income (loss) attributable to Verint Systems Inc.	10,475	11,475	10,363	(4,733)
Dividends on preferred stock	(3,707)	(3,554)	(7,256)	(6,957)
Net income (loss) attributable to Verint Systems Inc. common shares	$6,768	$7,921	$3,107	$(11,690)

Net income (loss) per share attributable to Verint Systems Inc.
Basic	$0.18	$0.24	$0.08	$(0.35)
Diluted	$0.17	$0.23	$0.08	$(0.35)

Weighted-average common shares outstanding
Basic	38,557	33,272	37,984	32,972
Diluted	39,377	35,006	39,239	32,972

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Six Months Ended July 31, 2011 and 2010

(Unaudited)

	Verint Systems Inc. Stockholders’ Equity (Deficit)
	Common Stock		Additional			Accumulated Other	Total Verint Systems Inc.		Total
(in thousands)	Shares	Par Value	Paid-in Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity (Deficit)	Noncontrolling Interest	Stockholders’ Equity (Deficit)

Balances as of January 31, 2010	32,584	$33	$451,166	$(2,493)	$(420,338)	$(43,134)	$(14,766)	$199	$(14,567)
Comprehensive income:
Net income (loss)	—	—	—	—	(4,733)	—	(4,733)	1,508	(3,225)
Unrealized losses on derivative financial instruments, net	—	—	—	—	—	(5)	(5)	—	(5)
Currency translation adjustments	—	—	—	—	—	(3,293)	(3,293)	11	(3,282)
Total comprehensive income (loss)	—	—	—	—	(4,733)	(3,298)	(8,031)	1,519	(6,512)
Stock-based compensation expense	—	—	15,636	—	—	—	15,636	—	15,636
Exercises of stock options	726	1	11,934	—	—	—	11,935	—	11,935
Common stock issued for stock awards	1,498	1	(1)	—	—	—	—	—	—
Purchases of treasury stock	(157)	—	—	(4,146)	—	—	(4,146)	—	(4,146)
Tax effects from stock award plans	—	—	(704)	—	—	—	(704)	—	(704)
Balances as of July 31, 2010	34,651	$35	$478,031	$(6,639)	$(425,071)	$(46,432)	$(76)	$1,718	$1,642

Balances as of January 31, 2011	37,089	$38	$519,834	$(6,639)	$(394,757)	$(42,069)	$76,407	$1,280	$77,687
Comprehensive income:
Net income	—	—	—	—	10,363	—	10,363	2,466	12,829
Unrealized gains on derivative financial instruments, net	—	—	—	—	—	561	561	—	561
Currency translation adjustments	—	—	—	—	—	5,144	5,144	171	5,315
Total comprehensive income	—	—	—	—	10,363	5,705	16,068	2,637	18,705
Stock-based compensation expense	—	—	11,640	—	—	—	11,640	—	11,640
Exercises of stock options	432	—	8,685	—	—	—	8,685	—	8,685
Common stock issued for stock awards	1,289	1	(1)	—	—	—	—	—	—
Purchases of treasury stock	(23)	—	—	(827)	—	—	(827)	—	(827)
Tax effects from stock award plans	—	—	586	—	—	—	586	—	586
Balances as of July 31, 2011	38,787	$39	$540,744	$(7,466)	$(384,394)	$(36,364)	$112,559	$3,917	$116,476

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended July 31, 2011 and 2010

(Unaudited)

	Six Months Ended July 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$12,829	$(3,225)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,539	23,952
Stock-based compensation	11,640	15,636
Non-cash losses on derivative financial instruments, net	1,907	3,347
Loss on extinguishment of debt	8,136	—
Other non-cash items, net	3,294	867
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(4,491)	(5,447)
Inventories	(2,860)	(2,124)
Deferred cost of revenue	5,692	9,273
Prepaid expenses and other assets	(3,417)	2,936
Accounts payable and accrued expenses	(16,207)	(3,798)
Deferred revenue	(10,432)	(33,273)
Other, net	(3,792)	(2,632)
Net cash provided by operating activities	27,838	5,512

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	(11,958)	(15,292)
Purchases of property and equipment	(6,715)	(3,550)
Settlements of derivative financial instruments not designated as hedges	(1,178)	(11,997)
Cash paid for capitalized software development costs	(1,662)	(858)
Change in restricted cash and bank time deposits	(1,883)	(9,720)
Other investing activities	(1,230)	—
Net cash used in investing activities	(24,626)	(41,417)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	597,000	—
Repayments of borrowings and other financing obligations	(583,786)	(22,679)
Payments of debt issuance and other debt-related costs	(15,034)	(3,688)
Proceeds from exercises of stock options	8,716	11,650
Purchases of treasury stock	(827)	(4,146)
Other financing activities	(2,004)	—
Net cash provided by (used in) financing activities	4,065	(18,863)
Effect of exchange rate changes on cash and cash equivalents	1,964	(1,368)
Net increase (decrease) in cash and cash equivalents	9,241	(56,136)
Cash and cash equivalents, beginning of period	169,906	184,335
Cash and cash equivalents, end of period	$179,147	$128,199

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,427	$10,236
Cash paid for income taxes, net of refunds received	$7,780	$3,244
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$659	$936
Inventory transfers to property and equipment	$332	$87
Liabilities for contingent consideration in business combinations	$904	$3,224
Stock options exercised, proceeds received subsequent to period end	$17	$285
Accrued but unpaid debt issuance and other debt-related costs	$—	$310
Supplier financing arrangements	$—	$1,480

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements Preparation

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended January 31, 2011.  The condensed consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the periods ended July 31, 2011 and 2010, and the condensed consolidated balance sheet as of July 31, 2011, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results of the periods shown.  The condensed consolidated balance sheet as of January 31, 2011 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2011.  Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC.  Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2011.  The results for interim periods are not necessarily indicative of a full year’s results.

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

Reclassifications

The classification of certain costs within the condensed consolidated statements of operations for the three and six months ended July 31, 2010 has been corrected to conform to the presentation for the three and six months ended July 31, 2011.  The reclassification reflects $2.0 million and $3.5 million of cost of service and support revenue for the three and six months ended July 31, 2010, respectively, which had previously been presented as a component of cost of product revenue.  This correction was not material to the condensed consolidated financial statements for the three and six months ended July 31, 2010 and did not impact our total cost of revenue, gross profit, operating income, income before provision for income taxes, net income (loss), condensed consolidated balance sheet, or condensed consolidated statement of cash flows for those periods.

Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2011.  As discussed below, on February 1, 2011 we adopted new authoritative accounting guidance on multiple-deliverable revenue arrangements. There were no other changes to our significant accounting policies during the three and six months ended July 31, 2011.

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

This guidance was effective for fiscal years beginning on or after June 15, 2010, although early adoption was permitted.  We elected to prospectively adopt the provisions of this new guidance as of February 1, 2011, for new and materially modified transactions entered into on or after that date.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements as of and for the three and six months ended July 31, 2011.  We expect the adoption of the guidance will result in an increase in revenue recognized on the related arrangements entered into or materially modified after the effective date compared to the revenue that would have been recognized on these arrangements prior to the adoption of this guidance for the year ending January 31, 2012,  but we are not able to reasonably estimate the amount of the revenue increase, as the impact will vary based on the nature and volume of new or materially modified arrangements in any given future period.

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

Our multiple-element arrangements consist of a combination of our product and service offerings that may be delivered at various points in time.  For arrangements within the scope of the new revenue accounting guidance, a deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. For multiple-element arrangements comprised only of hardware products and related services, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available.  The total transaction revenue is allocated to the multiple elements based on each element’s relative selling price compared to the total selling price.

Our policy for establishing VSOE for installation, consulting, and training is based upon an analysis of separate sales of services.  We utilize either the substantive renewal rate approach or the bell-shaped curve approach to establish VSOE for our PCS offerings, depending upon the business segment, geographical region, or product line.

TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in stand-alone sales to similarly situated customers.

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

Other Accounting Pronouncements Implemented — Three and Six Months Ended July 31, 2011:

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

In June 2011, the FASB issued amended standards regarding the presentation of comprehensive income.  These amendments eliminate the option to present components of other comprehensive income as part of the statement of stockholders’ equity and requires the presentation of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The items that must be reported within other comprehensive income and the criteria for determining when an item of other comprehensive income must be reclassified to net income were not changed.  These amended standards are effective for us beginning with our three-month period ending April 30, 2012 and must be applied retrospectively.  Other than the change in presentation, these changes will not have an impact on our consolidated financial statements.

2.              NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income (loss) per share attributable to Verint Systems Inc. for the three and six months ended July 31, 2011 and 2010:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2011	2010	2011	2010
Net income (loss)	$11,274	$12,391	$12,829	$(3,225)
Net income attributable to noncontrolling interest	799	916	2,466	1,508
Net income (loss) attributable to Verint Systems Inc.	10,475	11,475	10,363	(4,733)
Dividends on preferred stock	(3,707)	(3,554)	(7,256)	(6,957)
Net income (loss) attributable to Verint Systems Inc. for basic net income (loss) per share	6,768	7,921	3,107	(11,690)
Dilutive effect of dividends on preferred stock	—	—	—	—
Net income (loss) attributable to Verint Systems Inc. for diluted net income (loss) per share	$6,768	$7,921	$3,107	$(11,690)
Weighted-average shares outstanding
Basic	38,557	33,272	37,984	32,972
Dilutive effect of employee equity award plans	820	1,734	1,255	—
Dilutive effect of assumed conversion of preferred stock	—	—	—	—
Diluted	39,377	35,006	39,239	32,972

Net income (loss) per share attributable to Verint Systems Inc.
Basic	$0.18	$0.24	$0.08	$(0.35)
Diluted	$0.17	$0.23	$0.08	$(0.35)

We excluded the following weighted-average shares underlying stock-based awards and convertible preferred stock from the calculations of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2011	2010	2011	2010
Shares excluded from calculation:
Stock options and restricted stock-based awards	824	3,484	830	6,842
Convertible preferred stock	10,571	10,171	10,521	10,123

3.              INVENTORIES

Inventories consisted of the following as of July 31, 2011 and January 31, 2011:

	July 31,	January 31,
(in thousands)	2011	2011
Raw materials	$5,959	$7,112
Work-in-process	8,702	5,112
Finished goods	5,061	4,763
Total inventories	$19,722	$16,987

4.              BUSINESS COMBINATIONS

Iontas Limited

On February 4, 2010, we acquired all of the outstanding shares of Iontas Limited (“Iontas”), a privately held provider of desktop analytics solutions, which measure application usage and analyze workflows to help improve staff performance in contact center, branch, and back-office operations environments.  We acquired Iontas, among other objectives, to expand the desktop analytical capabilities of our workforce optimization solutions.  We have included the financial results of Iontas in our condensed consolidated financial statements since February 4, 2010.

We acquired Iontas for total consideration valued at $21.7 million, including cash consideration of $17.7 million, and additional milestone-based contingent payments of up to $3.8 million tied to certain performance targets being achieved over the two-year period following the acquisition date.

We recorded the acquisition-date estimated fair value of the contingent consideration of $3.2 million as a component of the purchase price of Iontas.  During the three months ended April 30, 2011, $2.0 million of the previously recorded contingent consideration was paid to the former shareholders of Iontas.  The estimated fair value of the remaining contingent consideration was $1.7 million as of July 31, 2011.  Changes in the fair value of this contingent consideration of $0.1 million and $0.2 million for the three and six months ended July 31, 2011, respectively, were recorded within selling, general and administrative expenses for those periods.

Goodwill associated with the acquisition of Iontas has been assigned to our Workforce Optimization segment.  Transaction costs, primarily professional fees, directly related to the acquisition of Iontas, totaled $1.3 million and were expensed as incurred.

Revenue from Iontas for the three and six months ended July 31, 2011 and 2010 was not material.

Other Business Combinations

In December 2010, we acquired certain technology and other assets for use in our Communications Intelligence operating segment in a transaction that qualified as a business combination.  Total consideration for this acquisition was less than $20.0 million.  The impact of this acquisition was not material to our condensed consolidated financial statements.  The fair value of our liability for contingent consideration related to this acquisition increased by $1.9 million during the six months ended July 31, 2011, resulting in a corresponding charge recorded within selling, general and administrative expenses for that period.  Substantially all of the increase occurred during the three months ended April 30, 2011.  The earned contingent consideration related to this acquisition was paid to the sellers during the three months ended July 31, 2011.

In March 2011, we acquired a company that is being integrated into our Video Intelligence operating segment.  Total consideration for this acquisition, including potential future contingent consideration, will be less than $20.0 million.  The impact of this acquisition was not material to our condensed consolidated financial statements.

The pro forma impact of these acquisitions is not material to our historical consolidated operating results and is therefore not presented.  Revenue from these acquisitions for the three and six months ended July 31, 2011 also was not material.

Please refer to Note 16, “Subsequent Events”, for information regarding business combinations completed subsequent to July 31, 2011.

5.              INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of July 31, 2011 and January 31, 2011:

	July 31, 2011
(in thousands)	Cost	Accumulated Amortization	Net
Customer relationships	$200,958	$(84,829)	$116,129
Acquired technology	69,328	(43,130)	26,198
Trade names	9,607	(9,607)	—
Non-competition agreements	5,809	(3,262)	2,547
Distribution network	2,440	(1,230)	1,210
Backlog	843	—	843
Total	$288,985	$(142,058)	$146,927

	January 31, 2011
(in thousands)	Cost	Accumulated Amortization	Net
Customer relationships	$198,106	$(74,412)	$123,694
Acquired technology	66,794	(37,579)	29,215
Trade names	9,552	(9,177)	375
Non-competition agreements	5,215	(2,760)	2,455
Distribution network	2,440	(1,108)	1,332
Total	$282,107	$(125,036)	$157,071

Total amortization expense recorded for acquisition-related intangible assets was $8.1 million and $16.3 million for the three and six months ended July 31, 2011, respectively, and $7.6 million and $15.1 million for the three and six months ended July 31, 2010, respectively.

Estimated future finite-lived acquisition-related intangible asset amortization expense is as follows:

(in thousands)
Years Ended January 31,	Amount
2012 (Remainder of year)	$16,161
2013	32,000
2014	26,792
2015	23,387
2016	22,184
2017 and thereafter	26,403
Total	$146,927

Goodwill activity for the six months ended July 31, 2011, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Workforce Optimization	Video Intelligence	Communications Intelligence
Goodwill, gross, at January 31, 2011	$805,539	$707,202	$66,789	$31,548
Accumulated impairment losses through January 31, 2011	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at January 31, 2011	738,674	676,411	30,715	31,548
Business acquisition	10,141	—	10,141	—
Foreign currency translation and other	5,157	4,323	834	—
Goodwill, net, at July 31, 2011	$753,972	$680,734	$41,690	$31,548

Balance at July 31, 2011
Goodwill, gross, at July 31, 2011	$820,837	$711,525	$77,764	$31,548
Accumulated impairment losses at July 31, 2011	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at July 31, 2011	$753,972	$680,734	$41,690	$31,548

We test our goodwill for impairment at least annually as of November 1, or more frequently if an event occurs or circumstances exist indicating the potential for impairment.  No events or circumstances indicating the potential for goodwill impairment were identified during either the six months ended July 31, 2011 or the six months ended July 31, 2010.

6.              LONG-TERM DEBT

The following table summarizes our long-term debt at July 31, 2011 and January 31, 2011:

	July 31,	January 31,
(in thousands)	2011	2011
Term loan facility - new credit agreement:
Gross loan	$600,000	$—
Unamortized debt discount	(2,895)	—
Term loan facility - prior credit agreement	—	583,234
Total debt	597,105	583,234
Less: current maturities	6,000	—
Long-term debt	$591,105	$583,234

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

The Credit Agreement included an original issuance term loan discount of 0.50%, or $3.0 million, resulting in net term loan proceeds of $597.0 million.  This discount is being amortized as interest expense over the term of the term loan using the effective interest method.

Loans under the Credit Agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at our election:

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

We incurred debt issuance costs of $14.8 million associated with the Credit Agreement, which we have deferred and are classified within Other assets.  We are amortizing these deferred costs as interest expense over the term of the Credit Agreement.  Of these deferred costs, $10.2 million were associated with the term loan and are being amortized using the effective interest rate method.  Deferred costs associated with the revolving credit facility were $4.6 million and are being amortized on a straight-line basis.

At the closing date of the Credit Agreement, there were $9.0 million of unamortized deferred costs associated with the Prior Credit Agreement.  Upon termination of the Prior Credit Agreement and repayment of the prior term loan, $8.1 million of these fees were expensed as a loss on extinguishment of debt.  The remaining $0.9 million of these fees were associated with lenders that provided commitments under both the new and the prior revolving credit facilities, which remained deferred and are being amortized over the term of the Credit Agreement.

As of July 31, 2011, the interest rate on the term loan was 4.50%.  Including the impact of the 0.50% original issuance term loan discount and the deferred debt issuance costs, the effective interest rate on our term loan was approximately 4.90% as of July 31, 2011.

We incurred interest expense on borrowings under our credit facilities of $6.9 million and $14.4 million during the three and six months ended July 31, 2011, respectively, and $4.9 million and $10.3 million during the three and six months ended July 31, 2010.  We also recorded amortization of our deferred debt issuance costs of $0.7 million and $1.4 million, reported within interest expense, during the three and six months ended July 31, 2011, respectively.  We recorded $0.1 million of amortization of the original issuance term loan discount during both the three and six months ended July 31, 2011, which is reported within interest expense.  We recorded amortization of our deferred debt issuance costs of $0.8 million and $1.3 million during the three and six months ended July 31, 2010, inclusive of a $0.3 million write-off associated with an early $22.1 million term loan principal payment in May 2010.

We are required to pay a commitment fee equal to 0.50% per annum on the undrawn portion of the revolving credit facility, payable quarterly, and customary administrative agent and letter of credit fees.

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

The following table summarizes future scheduled principal payments on our term loan as of July 31, 2011:

(in thousands)
Years Ending January 31,	Amount
2012 (Remainder of year)	$3,000
2013	6,000
2014	6,000
2015	6,000
2016	6,000
2017 and thereafter	573,000
Total	$600,000

7.              CONVERTIBLE PREFERRED STOCK

On May 25, 2007, in connection with our acquisition of Witness Systems, Inc., we entered into a Securities Purchase Agreement with Comverse, whereby Comverse purchased, for cash, an aggregate of 293,000 shares of our Series A Convertible Preferred Stock, for an aggregate purchase price of $293.0 million.  Proceeds from the issuance of the preferred stock were used to partially finance the acquisition.

The terms of the preferred stock provide that upon a fundamental change, as defined, the holders of the preferred stock have the right to require us to repurchase the preferred stock for 100% of the liquidation preference then in effect.  Therefore, the preferred stock has been classified as mezzanine equity on our condensed consolidated balance sheets as of July 31, 2011 and January 31, 2011, separate from permanent equity, because the occurrence of such a fundamental change, and thus a potential required repurchase of the preferred stock, however remote in likelihood, is not solely under our control.  Fundamental change events include the sale of substantially all of our assets and certain changes in beneficial ownership, board of directors’ composition, and business reorganizations.

We concluded that, as of July 31, 2011, the occurrence of a fundamental change and the associated potential required repurchase of the preferred stock were not probable.  We therefore did not adjust the carrying amount of the preferred stock to its redemption amount, which is its liquidation preference, at July 31, 2011.  Through July 31, 2011, cumulative, undeclared dividends on the preferred stock were $52.3 million and, as a result, the liquidation preference of the preferred stock was $345.3 million at that date.

At July 31, 2011, the preferred stock was convertible into approximately 10.6 million shares of our common stock.

8.              STOCKHOLDERS’ EQUITY

Treasury Stock

From time to time, our board of directors has approved limited programs to repurchase shares of our common stock from directors or officers upon the vesting of restricted stock or restricted stock units to facilitate required income tax withholding by us or the payment of required income taxes by such holders.  In addition, the terms of some of our equity award agreements with all grantees provide for automatic repurchases by us for the same purpose if a vesting-related tax event occurs at a time when the holder is not permitted to sell shares in the market. Any such repurchases of common stock occur at prevailing market prices and are recorded as treasury stock.  Our repurchases of common stock during the three and six months ended July 31, 2011 and 2010 reflect any such activity.

During the six months ended July 31, 2011, we acquired approximately 23,000 shares of treasury stock from certain executive officers and directors at a cost of $0.8 million.  During the six months ended July 31, 2010, we acquired 157,000 shares of treasury stock from certain executive officers and directors at a cost of $4.1 million.

Accumulated Other Comprehensive Loss

The following table summarizes, as of July 31, 2011 and January 31, 2011, the components of our accumulated other comprehensive loss.

	July 31,	January 31,
(in thousands)	2011	2011
Foreign currency translation losses, net	$(36,685)	$(41,829)
Unrealized gains (losses) on derivative financial instruments, net	316	(245)
Unrealized gains on available-for-sale marketable securities	5	5
Total accumulated other comprehensive loss	$(36,364)	$(42,069)

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

For the three months ended July 31, 2011 and July 31, 2010, we recorded income tax provisions of $3.2 million and $3.1 million, which represent effective tax rates of 21.9% and 20.2%, respectively.  The effective tax rate is lower than the U.S. federal statutory rate of 35% in both periods primarily due to the mix and level of income and losses by jurisdiction.  During both the three months ended July 31, 2011 and July 31, 2010,  we  recorded income tax provisions on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, however we did not recognize a U.S. federal income tax benefit on losses incurred by certain domestic operations because we maintain valuation allowances.

For the six months ended July 31, 2011, we recorded an income tax provision of $4.7 million, which represents an effective tax rate of 26.7%.  The effective tax rate is lower than the U.S. federal statutory rate of 35% primarily due to the mix and level of income and losses by jurisdiction. We recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, however we did not recognize a U.S. federal income tax benefit on losses incurred by certain domestic operations because we maintain valuation allowances.

For the six months ended July 31, 2010, we recorded an income tax provision of $5.2 million on pre-tax income of $2.0 million, which represents an effective tax rate of 262.3%.  This tax rate is higher than the U.S. federal statutory rate of 35% because during the period our pre-tax income in profitable jurisdictions, where we record a tax provision, was substantially offset by domestic losses where we maintain valuation allowances and do not record a tax benefit.  The comparison of our effective tax rate between periods is impacted by the level and mix of earnings and losses by taxing jurisdiction, which is particularly evident for this period as we recorded an income tax provision of $5.2 million on pre-tax income of $2.0 million. Other factors, including foreign income tax rate differentials, relative impacts of permanent book to tax differences, and the effects of valuation allowances on certain loss jurisdictions, also impact the comparability of the income tax provisions between periods.

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

We had unrecognized tax benefits of $32.8 million and $32.7 million (excluding interest and penalties) as of July 31, 2011 and January 31, 2011, respectively.  The accrued liabilities for interest and penalties were $6.5 million and $6.6 million at July 31, 2011 and January 31, 2011, respectively.  Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of July 31, 2011 and January 31, 2011, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate were approximately $27.4 million and $27.5 million, respectively.  We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  Further, we believe that it is reasonably possible that the total amount of unrecognized tax benefits at July 31, 2011 could decrease by approximately $4.8 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation.  Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes including the need for additional valuation allowances, and the recognition of tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate.  We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements.  We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis.  Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy.  We did not identify any transfers between levels of the fair value measurement hierarchy during the six months ended July 31, 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of July 31, 2011 and January 31, 2011:

	July 31, 2011
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$13,137	$—	$—
Foreign currency forward contracts	—	250	—
Total assets	$13,137	$250	$—

Liabilities:
Foreign currency forward contracts	$—	$1,416	$—
Contingent consideration - business combination	—	—	2,364
Total liabilities	$—	$1,416	$2,364

	January 31, 2011
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$24,505	$—	$—
Foreign currency forward contracts	—	88	—
Total assets	$24,505	$88	$—

Liabilities:
Foreign currency forward contracts	$—	$1,886	$—
Contingent consideration - business combination	—	—	3,686
Total liabilities	$—	$1,886	$3,686

The following table presents the change in the estimated fair value of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended July 31, 2011 and 2010:

	Six Months Ended July 31,
(in thousands)	2011	2010
Fair value measurement at beginning of period	$3,686	$—
Contingent consideration liabilities recorded for business combinations	904	3,224
Changes in fair values, recorded in operating expenses	1,881	82
Payments of contingent consideration	(4,107)	—
Fair value measurement at end of period	$2,364	$3,306

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

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, accrued liabilities and a short-term time deposit reflected within prepaid expenses and other current assets approximate fair value due to their short maturities.

As of July 31, 2011 and January 31, 2011, the estimated fair values of our term loan borrowings were $600.0 million and $586.2 million, respectively.  The estimated fair value of our term loan is based upon the estimated bid and ask prices as determined by the agent responsible for the syndication of our term loan.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows.  These assets are recorded at fair value only when an impairment charge is recognized.  No such impairment charges were recorded during the six months ended July 31, 2011 and 2010.

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

Interest Rate Swap Agreement

In May 2007, concurrently with entry into our Prior Credit Agreement, we executed a pay-fixed/ receive-variable interest rate swap agreement with a high credit-quality multinational financial institution to mitigate a portion of the risk associated with variable interest rates on the associated term loan.  We recorded losses of $1.5 million and $3.1 million on the interest rate swap for the three and six months ended July 31, 2010, respectively.  In July 2010, we terminated this interest rate swap agreement.

The interest rate swap agreement was not designated as a hedging instrument under derivative accounting guidance, and gains and losses from changes in its fair value were therefore reported in other income (expense), net.

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consist only of foreign currency forward contracts with notional amounts of $49.3 million and $51.1 million as of July 31, 2011 and January 31, 2011, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments as of July 31, 2011 and January 31, 2011 were as follows:

	July 31, 2011
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$250	—	$—
Total derivative financial instruments designated as hedging instruments		$250		$—

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts		$—	Accrued expenses and other liabilities	$1,416
Total derivative financial instruments not designated as hedging instruments		$—		$1,416

	January 31, 2011
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$88	Accrued expenses and other liabilities	$396
Total derivative financial instruments designated as hedging instruments		$88		$396

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$1,490
Total derivative financial instruments not designated as hedging instruments		$—		$1,490

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as hedging instruments as of July 31, 2011 and January 31, 2011, and for the three and six months ended July 31, 2011 and 2010 were as follows:

	Gains (Losses) Recognized in Accumulated Other		Classification of Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into	Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into the Condensed Consolidated
	Comprehensive Loss		the Condensed	Statements of Operations
	July 31,	January 31,	Consolidated Statements of	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2011	2011	Operations	2011	2010	2011	2010
Foreign currency forward contracts	$316	$(245)	Operating Expenses	$979	$(203)	$1,786	$(52)

There were no gains or losses from ineffectiveness of these hedges recorded for the three and six months ended July 31, 2011 and 2010.

Derivative Financial Instruments Not Designated as Hedging Instruments

Losses recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the three and six months ended July 31, 2011 and 2010 were as follows:

	Classification in Condensed Consolidated Statements of	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	Operations	2011	2010	2011	2010
Interest rate swap agreement	Other income (expense), net	$—	$(1,501)	$—	$(3,102)
Foreign currency forward contracts	Other income (expense), net	26	(143)	(1,907)	(245)
Total		$26	$(1,644)	$(1,907)	$(3,347)

12.       STOCK-BASED COMPENSATION

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and six months ended July 31, 2011 and 2010:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2011	2010	2011	2010
Cost of revenue - product	$179	$235	$440	$866
Cost of revenue - service and support	448	1,000	1,156	2,778
Research and development, net	737	817	1,586	4,302
Selling, general and administrative	5,277	5,983	11,009	18,059
Total stock-based compensation expense	$6,641	$8,035	$14,191	$26,005

Total stock-based compensation expense by classification was as follows for the three and six months ended July 31, 2011 and 2010:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2011	2010	2011	2010
Equity-classified awards	$5,855	$8,090	$11,640	$15,636
Liability-classified awards	786	(55)	2,551	10,369
Total stock-based compensation expense	$6,641	$8,035	$14,191	$26,005

Our liability-classified awards are primarily phantom stock awards, which are settled with cash payments equivalent to the market value of our common stock upon vesting.  Their value tracks the market price of our common stock and is subject to market volatility.

The decrease in stock-based compensation expense in the three and six months ended July 31, 2011, compared to the corresponding periods in the prior year, resulted primarily from lower average amounts of outstanding restricted stock units and phantom stock awards.

Stock Options

We have not granted stock options subsequent to January 31, 2006.  However, in connection with our acquisition of Witness on May 25, 2007, stock options to purchase Witness common stock were converted into stock options to purchase approximately 3.1 million shares of our common stock.

Stock option exercises had been suspended during our extended filing delay period.  Following the completion of certain delayed SEC filings in June 2010, stock option holders were permitted to resume exercising vested stock options.  During the three and six months ended July 31, 2011, approximately 174,000 and 432,000 common shares were issued pursuant to stock option exercises, respectively, for total proceeds of $3.5 million and $8.7 million, respectively. During the three months ended July 31, 2010, approximately 726,000 common shares were issued pursuant to stock option exercises, for total proceeds of $11.9 million.  As of July 31, 2011, we had approximately 1.3 million stock options outstanding, all of which were exercisable as of such date.

Restricted Stock Awards and Restricted Stock Units

We periodically award shares of restricted stock, as well as restricted stock units, to our directors, officers, and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting.

During the six months ended July 31, 2011, we granted 0.9 million restricted stock units, substantially all of which were granted during the three months ended April 30, 2011.  During the six months ended July 31, 2010, we granted 1.0 million combined restricted stock awards and restricted stock units, all of which were granted during the three months ended April 30, 2010.  Forfeitures of restricted stock awards and restricted stock units were not significant during these periods.  As of July 31, 2011 and 2010, we had 1.5 million restricted stock awards and 2.9 million combined restricted stock awards and stock units outstanding, respectively, with weighted-average grant date fair values of $30.24 and $14.41, respectively.

As of July 31, 2011, there was approximately $29.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years.

Phantom Stock Units

We have issued phantom stock units to certain non-officer employees that settle, or are expected to settle, with cash payments upon vesting.   Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

Phantom stock units granted during the six months ended July 31, 2011 were not significant.  During the six months ended July 31, 2010, we granted 0.2 million phantom stock units, all of which were granted during the three months ended April 30, 2010.  Forfeitures of awards in each period were not significant.  Total cash payments made upon vesting of phantom stock units were $3.4 million and $10.3 million for the three and six months ended July 31, 2011, respectively.  Total cash payments made upon vesting of phantom stock units were $5.2 million and $15.8 million for the three and six months ended July 31, 2010, respectively.  The total accrued liabilities for phantom stock units were $1.8 million and $9.8 million as of July 31, 2011 and January 31, 2011, respectively.

13.       OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following for the three and six months ended July 31, 2011 and 2010:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2011	2010	2011	2010
Foreign currency gains (losses), net	$796	$(935)	$3,787	$(2,669)
Gains (losses) on derivative financial instruments, net	26	(1,644)	(1,907)	(3,347)
Other, net	(84)	131	(130)	(130)
Total other income (expense), net	$738	$(2,448)	$1,750	$(6,146)

14.       LEGAL PROCEEDINGS

On March 26, 2009, a motion to approve a class action lawsuit (the “Labor Motion”), and the class action lawsuit itself (the “Labor Class Action”) (Labor Case No. 4186/09), were filed against our subsidiary, Verint Systems Limited (“VSL”), by a former employee of VSL, Orit Deutsch, in the Tel Aviv Labor Court.  Ms. Deutsch purports to represent a class of our employees and ex-employees who were granted options to buy shares of Verint and to whom allegedly damages were caused as a result of the blocking of the ability to exercise Verint options by our employees or ex-employees.  The Labor Motion and the Labor Class Action both claim that we are responsible for the alleged damages due to our status as employer and that the blocking of Verint options from being exercised constitutes a default of the employment agreements between the members of the class and VSL.  The Labor Class Action seeks compensatory damages for the entire class in an unspecified amount.  On July 9, 2009, we filed a motion for summary dismissal and alternatively for the stay of the Labor Motion.  A preliminary session was held on July 12, 2009.  Ms. Deutsch filed her response to our response on November 10, 2009. On February 8, 2010, the Tel Aviv Labor Court dismissed the case for lack of material jurisdiction and ruled that it will be transferred to the District Court in Tel Aviv.  The case has been scheduled for a preliminary hearing in the District Court in Tel Aviv on October 11, 2011.  As of July 31, 2011, no amount has been accrued for this matter as we were not able to estimate the probability or amount of any potential loss at that date.

From time to time we or our subsidiaries may be involved in legal proceedings and/or litigation arising in the ordinary course of our business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any current claims will have a material effect on our consolidated financial position, results of operations, or cash flows.

15.       SEGMENT INFORMATION

We conduct our business in three operating segments - Enterprise Workforce Optimization Solutions (“Workforce Optimization”), Video Intelligence Solutions (“Video Intelligence”), and Communications Intelligence and Investigative Solutions (“Communications Intelligence”).  These segments also represent our reportable segments.

We measure the performance of our operating segments based upon operating segment revenue and operating segment contribution.  Operating segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, research and development and selling, marketing, and administrative expenses.  We do not allocate certain expenses, which include the majority of general and administrative expenses, facilities and communication expenses, purchasing expenses, manufacturing support and logistic expenses, depreciation and amortization, amortization of capitalized software development costs, stock-based compensation, and special charges such as restructuring costs when calculating operating segment contribution.  These expenses are included in the unallocated expenses section of the table presented below.  Revenue from transactions between our operating segments is not material.

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the six months ended July 31, 2011 and 2010.  The allocation of goodwill and acquired intangible assets by operating segment appears in Note 5, “Intangible Assets and Goodwill”.

Operating results by segment for the three and six months ended July 31, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(in thousands)	2011	2010	2011	2010

Revenue:
Workforce Optimization	$105,654	$94,795	$202,923	$191,675
Video Intelligence
Segment revenue	40,666	37,060	70,936	68,605
Revenue adjustment	(727)	—	(962)	—
	39,939	37,060	69,974	68,605
Communications Intelligence	49,366	48,821	98,394	93,009
Total revenue	$194,959	$180,676	$371,291	$353,289

Segment contribution:
Workforce Optimization	$46,159	$41,770	$89,135	$87,744
Video Intelligence	10,779	13,114	18,350	22,380
Communications Intelligence	14,218	19,304	33,463	34,546
Total segment contribution	71,156	74,188	140,948	144,670

Unallocated expenses, net:
Amortization of other acquired intangible assets	8,100	7,558	16,296	15,130
Stock-based compensation	6,641	8,035	14,191	26,005
Other unallocated expenses	35,005	34,796	70,217	83,718
	49,746	50,389	100,704	124,853
Operating income	21,410	23,799	40,244	19,817
Other expense, net	(6,973)	(8,267)	(22,743)	(17,830)
Income before provision for income taxes	$14,437	$15,532	$17,501	$1,987

For the three and six months ended July 31, 2011, Video Intelligence segment revenue includes $0.7 million and $1.0 million of additional revenue, respectively, related to deferred revenue which is not recognizable in our GAAP revenue under accounting standards for business combinations.  We include this additional revenue within our segment revenue because it better reflects our ongoing maintenance and service revenue stream.

16.       SUBSEQUENT EVENTS

Business Combinations

On August 4, 2011, we acquired all of the outstanding shares of Vovici Corporation (“Vovici”), a privately held provider of online survey management and enterprise feedback solutions.  This acquisition enhances our Workforce Optimization product suite to include comprehensive Voice of the Customer (“VoC”) software and services offerings, designed to help organizations implement a single-vendor solution set for collecting, analyzing and acting on customer insights.

We acquired Vovici for approximately $56.3 million in cash at closing, including $0.4 million to repay Vovici’s bank debt.  In addition, the purchase consideration also included the exchange of certain unvested Vovici stock options for Verint stock options.  We also agreed to make potential additional cash payments of up to approximately $19.1 million, contingent upon the achievement of certain performance targets over the period ending January 31, 2013.  The initial purchase price allocation for this acquisition is not yet available, as we have not yet completed the appraisals necessary to assess the fair values of the tangible and identified intangible assets acquired and liabilities assumed, the assets and liabilities arising from contingencies (if any), and the amount of goodwill to be recognized as of the acquisition date.  The fair values of the exchanged stock options, and the portion of those fair values (if any), to be included in the purchase price, are also not yet available.  A preliminary purchase price allocation and unaudited pro forma condensed combined financial information for this business combination are expected to be included in our condensed consolidated financial statements for the three months ended October 31, 2011.

On August 2, 2011, we acquired all of the outstanding shares of a privately held provider of communications intelligence solutions, data retention services and network performance management, based in the Americas region.  This acquisition expands our Communications Intelligence product portfolio and increases our presence in this region.

We acquired this company for approximately $10.9 million in cash at closing.  We also agreed to make potential additional cash payments of up to approximately $23.0 million, contingent upon the achievement of certain performance targets over the period ending January 31, 2014.  The initial purchase price allocation for this acquisition is not yet available, as we have not yet completed the appraisals necessary to assess the fair values of the tangible and identified intangible assets acquired and liabilities assumed, the assets and liabilities arising from contingencies (if any), and the amount of goodwill to be recognized as of the acquisition date.  A preliminary purchase price allocation and unaudited pro forma condensed combined financial information for this business combination are expected to be included in our condensed consolidated financial statements for the three months ended October 31, 2011.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is provided to assist readers in understanding our financial condition, results of operations, and cash flows.  This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2011 and our unaudited condensed consolidated financial statements and notes thereto contained in this report.  This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward-Looking Statements”.

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

In August 2011, we completed two business combinations. Further details regarding these transactions appear in Note 16, “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

Critical Accounting Policies and Estimates

Note 1, “Summary of Significant Accounting Policies” to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2011 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this report.  The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2011, and include the following:

•                  Revenue recognition;

•                  Accounting for business combinations;

•                  Impairment of goodwill and other intangible assets;

•                  Accounting for income taxes;

•                  Contingencies;

•                  Accounting for stock-based compensation; and

•                  Allowance for doubtful accounts.

Except for the changes to our critical accounting policies and estimates discussed below, we do not believe that there were any significant changes in our critical accounting policies and estimates during the six months ended July 31, 2011.

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

Results of Operations

Financial Overview

The following table sets forth a summary of certain key financial information for the three and six months ended July 31, 2011 and 2010:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2011	2010	2011	2010
Revenue	$194,959	$180,676	$371,291	$353,289
Operating income	$21,410	$23,799	$40,244	$19,817
Net income (loss) attributable to Verint Systems Inc. common shares	$6,768	$7,921	$3,107	$(11,690)
Net income (loss) per share attributable to Verint Systems Inc.:
Basic	$0.18	$0.24	$0.08	$(0.35)
Diluted	$0.17	$0.23	$0.08	$(0.35)

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010.  Our revenue increased approximately 8%, or $14.3 million, to $195.0 million in the three months ended July 31, 2011 from $180.7 million in the three months ended July 31, 2010.  The increase was due to revenue increases in our Workforce Optimization and Video Intelligence segments. In our Workforce Optimization segment, revenue increased $10.9 million, or 11%, primarily due to an increase in our customer install base and the related support revenue generated from this customer base during the three months ended July 31, 2011.  In addition, our product revenue increased as a result of continued growth of sales to new and existing customers.  We also continue to see expansion of our implementation services revenue due to the growth of our professional services organization to meet the demands of our customer base.  In our Video Intelligence segment, revenue increased $2.9 million, or 8%, primarily due to increased product deliveries to customers and recognition of revenue associated with the completion of an implementation of a project for a large customer during the three months ended July 31, 2011 compared to the prior year, partially offset by a reduction in revenue recognized from prior fiscal years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several quarters or years due to the prior business practice of providing implied PCS to Video Intelligence customers for which VSOE did not exist.    Revenue in our Communications Intelligence segment increased approximately $0.5 million, or 1%. For more details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, EMEA, and the Asia-Pacific region (“APAC”) represented approximately 54%, 27%, and 19% of our total revenue, respectively, in the three months ended July 31, 2011 compared to approximately 54%, 25%, and 21%, respectively, in the three months ended July 31, 2010.

Operating income was $21.4 million in the three months ended July 31, 2011 compared to operating income of $23.8 million in the three months ended July 31, 2010.  The decrease in operating income was primarily due to an increase in operating expenses of $7.9 million to $104.4 million, from $96.5 million, partially offset by an increase in gross profit of $5.5 million to $125.8 million, from $120.3 million.  The increase in operating expenses is primarily due to a $4.8 million increase in research and development costs, net, which was primarily attributable to an increase in employee headcount as well as the impact of the weakening U.S. dollar against the Israeli shekel and Canadian dollar on research and development wages in our Israeli and Canadian research and development facilities, and a $2.8 million increase in costs associated with business combinations, primarily attributable to legal and other professional fees incurred in connection with business combinations which closed after July 31, 2011.  Further discussion regarding these business combinations appears in Note 16, “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.  The $5.5 million increase in gross profit was primarily due to margin expansion in our Workforce Optimization segment.

Net income attributable to Verint Systems Inc. common shares was $6.8 million and diluted net income per common share was $0.17 in the three months ended July 31, 2011 compared to net income attributable to Verint Systems Inc. common shares of $7.9 million and diluted net income per common share of $0.23 in the three months ended July 31, 2010.  The decrease in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the three months ended July 31, 2011 was due to a $2.4 million decrease in operating income, as described above, partially offset by a $1.3 million decrease in total other expense, net.  The decrease in total other expense, net was primarily due to a $1.7 million increase in net foreign currency gains in the three months ended July 31, 2011 and a $1.7 million increase in gains recognized on foreign currency forward contracts, partially offset by a $1.9 million increase in interest expense due to a higher interest rate under our new Credit Agreement.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenues and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the three months ended July 31, 2011 to average exchange rates for the three months ended July 31, 2010, the U.S. dollar weakened relative to the British pound sterling, euro, Israeli shekel, Canadian dollar, Australian dollar, Singapore dollar and Brazilian real, which are the major foreign currencies in which we transacted, resulting in increases in our revenue, cost of revenue and operating expenses on a dollar-denominated basis.  For the three months ended July 31, 2011, had foreign exchange rates remained unchanged from rates in effect for the three months ended July 31, 2010, our revenue would have been approximately $8.0 million lower and our cost of revenue and operating expenses would have been approximately $6.9 million lower, which would have resulted in approximately $1.1 million of lower operating income.

As of July 31, 2011, we employed approximately 2,900 people, including part-time employees and certain contractors, compared to approximately 2,600 as of July 31, 2010.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Our revenue increased approximately 5%, or $18.0 million, to $371.3 million in the six months ended July 31, 2011 from $353.3 million in the six months ended July 31, 2010.  In our Workforce Optimization segment, revenue increased $11.2 million, or 6%, primarily due an increase in our customer install base and the related support revenue generated from this customer base during the six months ended July 31, 2011.  In our Communications Intelligence segment, revenue increased $5.4 million, or 6%, primarily due to an increase in our customer install base and the related support revenue generated from this customer install base, and the progress realized during the current-year period on certain large projects, some of which commenced in the previous fiscal year, which resulted in an increase in service revenue during the six months ended July 31, 2011 compared to the six months ended July 31, 2010.  The increase in service revenue was partially offset by a decrease in product revenue primarily due to an increase in projects requiring customized implementation services, some of which have a lower portion of the fee attributable to product revenue, during the six months ended July 31, 2011 compared to the six months ended July 31, 2010.  In our Video Intelligence segment, revenue increased $1.4 million, or 2%, primarily due to increased product deliveries to customers during the six months ended July 31, 2011 compared to the prior year, offset by a reduction in revenue recognized from prior fiscal years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several quarters or years due to the prior business practice of providing implied PCS to Video Intelligence customers for which VSOE did not exist.   For more details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, EMEA, and APAC represented approximately 52%, 27%, and 21% of our total revenue, respectively, in the six months ended July 31, 2011 compared to approximately 54%, 25%, and 21%, respectively, in the six months ended July 31, 2010.

Operating income was $40.2 million in the six months ended July 31, 2011 compared to operating income of $19.8 million in the six months ended July 31, 2010.  The increase in operating income was primarily due to an increase in gross profit of $11.7 million to $246.8 million, from $235.1 million, and a decrease in operating expenses of $8.7 million to $206.6 million, from $215.3 million.  The increase in gross profit was primarily due to an increase in service revenue in our Workforce Optimization segment.  The decrease in operating expenses was primarily due to a $23.9 million decrease in professional fees, excluding fees associated with business combinations, following the completion of our restatement of previously filed financial statements and the conclusion of our extended filing delay period in June 2010.  This decrease was partially offset by increases in research and development costs, net, due to an increase in employee headcount as well as the impact of the weakening U.S. dollar against the Israeli shekel and Canadian dollar on research and development wages in our Israeli and Canadian research and development facilities, and a $4.9 million increase in costs associated with business combinations, primarily attributable to a $1.8 million increase in the change in fair value of contingent consideration arrangements and $2.5 million of higher legal and other professional fees, resulting principally from business combinations which closed after July 31, 2011.  Further discussion regarding these business combinations appears in Note 16, “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

Net income attributable to Verint Systems Inc. common shares was $3.1 million and diluted net income per common share was $0.08 in the six months ended July 31, 2011 compared to net loss attributable to Verint Systems Inc. common shares of $11.7 million and diluted net loss per common share of $0.35 in the six months ended July 31, 2010.  The increase in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the six months ended July 31, 2011 was due to our increased operating income, as described above, partially offset by $4.9 million of higher other expense, net, which was primarily driven by an $8.1 million loss on extinguishment of debt recorded in connection with the termination of our prior credit facility during the six months ended July 31, 2011 and a $4.8 million increase in interest expense due to a higher interest rate on our borrowings associated with a July 2010 amendment to our prior credit agreement, offset by an increase in other expense, net due to a $1.9 million gain on derivative financial instruments in the six months ended July 31, 2011 compared to a $3.3 million loss in the six months ended July 31, 2010.  This gain was primarily attributable to gains on foreign currency forward contracts due to the weakening of the U.S. dollar against the Singapore dollar and euro during such period.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenues and operating expenses are affected by fluctuations in applicable foreign currency exchange rates as noted above.  When comparing average exchange rates for the six months ended July 31, 2011 to average exchange rates for the six months ended July 31, 2010, the U.S. dollar weakened relative to the British pound sterling, euro, Israeli shekel, Canadian dollar, Australian dollar, Singapore dollar and Brazilian real, which are the major foreign currencies in which we transacted, resulting in increases in our revenue, cost of revenue and operating expenses on a dollar-denominated basis.  For the six months ended July 31, 2011, had foreign exchange rates remained unchanged from rates in effect for the six months ended July 31, 2010, our revenue would have been approximately $10.7 million lower and our cost of revenue and operating expenses would have been approximately $10.2 million lower, which would have resulted in approximately $0.5 million of lower operating income.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the three and six months ended July 31, 2011 and 2010:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2011	2010	2011 - 2010	2011	2010	2011 - 2010
Workforce Optimization	$105,654	$94,795	11%	$202,923	$191,675	6%
Video Intelligence	39,939	37,060	8%	69,974	68,605	2%
Communications Intelligence	49,366	48,821	1%	98,394	93,009	6%
Total revenue	$194,959	$180,676	8%	$371,291	$353,289	5%

Workforce Optimization Segment

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010.  Workforce Optimization revenue increased approximately 11%, or $10.9 million, to $105.7 million in the three months ended July 31, 2011 from $94.8 million in the three months ended July 31, 2010.  The increase was primarily due to an increase in our customer install base and the related support revenue generated from this customer base during the three months ended July 31, 2011, which resulted in a $6.2 million increase in service revenue.  In addition, our product revenue increased by $4.7 million as a result of continued growth of sales to existing and new customers. We continue to see expansion of our implementation services revenue due to the growth of our professional services organization to meet the demands of our customer base.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Workforce Optimization revenue increased approximately 6%, or 11.2 million, to $202.9 million in the six months ended July 31, 2011 from $191.7 million in the six months ended July 31, 2010.  The increase was primarily due to a $15.0 million increase in service revenue attributable to an increase in our customer install base and the related support revenue generated from this customer base during the six months ended July 31, 2011.  We continue to see expansion of our implementation services revenue due to the growth of our professional services organization to meet the demands of our customer base.   The increase in service revenue was partially offset by a $3.7 million decrease in product revenue due, in part, to stronger than expected product revenue in the three months ended January 31, 2011, which adversely impacted product revenue in the six months ended July 31, 2011.

Video Intelligence Segment

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010.  Video Intelligence revenue increased approximately 8%, or $2.9 million, to $39.9 million in the three months ended July 31, 2011 from $37.1 million in the three months ended July 31, 2010.  The increase was primarily due to a $4.2 million increase in product revenue attributable to an increase in product deliveries to customers and recognition of revenue associated with the completion of an implementation of a project for a large customer during the three months ended July 31, 2011, partially offset by a reduction in revenue recognized from prior years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several quarters or years due to the prior business practice of providing implied PCS to Video Intelligence customers for which VSOE did not exist.  The increase in product revenue was partially offset by a $1.4 million decrease in service revenue due to a reduction in service revenue recognized from prior years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several quarters or years due to the prior business practice of providing implied PCS to Video Intelligence customers for which VSOE did not exist.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Video Intelligence revenue increased approximately 2%, or $1.4 million, to $70.0 million in the six months ended July 31, 2011 from $68.6 million in the six months ended July 31, 2010.  The increase was primarily due to a $3.9 million increase in product revenue attributable to an increase in product deliveries to customers and recognition of revenue associated with the completion of an implementation of a project for a large customer during the three months ended July 31, 2011, partially offset by a reduction in revenue recognized from prior years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several quarters or years due to the prior business practice of providing implied PCS to Video Intelligence customers for which VSOE did not exist.  The increase in product revenue was partially offset by a $2.6 million decrease in service revenue due to a reduction in service revenue recognized from prior years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several quarters or years due to the prior business practice of providing implied PCS to Video Intelligence customers for which VSOE did not exist.

Communications Intelligence Segment

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010.  Communications Intelligence revenue increased approximately 1%, or $0.5 million, to $49.3 million in the three months ended July 31, 2011 from $48.8 million in the three months ended July 31, 2010.  Service revenue increased $2.2 million primarily due to an increase in our customer install base and the related support revenue generated from this customer base during the three months ended July 31, 2011, which resulted in an increase in service revenue during the three months ended July 31, 2011 compared to the three months ended July 31, 2010.  This was partially offset by a decrease in product revenue of $1.6 million due to recognition of revenue associated with a large customer during the three months ended July 31, 2010, which did not recur in the three months ended July 31, 2011.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Communications Intelligence revenue increased approximately 6%, or $5.4 million, to $98.4 million in the six months ended July 31, 2011 from $93.0 million in the six months ended July 31, 2010.  This increase was primarily due to a $7.1 million increase in service revenue primarily attributable to an increase in our customer install base and the related support revenue generated from this customer install base, and the progress realized during the current-year period on certain large projects, some of which commenced in the previous fiscal year, which resulted in an increase in service revenue during the six months ended July 31, 2011 compared to the six months ended July 31, 2010.  The increase in service revenue was partially offset by a $1.7 million decrease in product revenue primarily due to an increase in projects requiring customized implementation services, some of which have a lower portion of the fee attributable to product revenue, during the six months ended July 31, 2011 compared to the six months ended July 31, 2010.

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

The following table sets forth revenue for products and service and support for the three and six months ended July 31, 2011 and 2010:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2011	2010	2011 - 2010	2011	2010	2011 - 2010
Product revenue	$100,423	$93,103	8%	$183,701	$185,173	(1%)
Service and support revenue	94,536	87,573	8%	187,590	168,116	12%
Total revenue	$194,959	$180,676	8%	$371,291	$353,289	5%

Product Revenue

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010.  Product revenue increased approximately 8%, or $7.3 million, to $100.4 million in the three months ended July 31, 2011 from $93.1 million in the three months ended July 31, 2010 due to increases in product revenue in our Workforce Optimization and Video Intelligence segments of $4.7 million and $4.2 million, respectively, offset by a $1.6 million decrease in product revenue in our Communications Intelligence segment.  For additional information see “— Revenue by Operating Segment”.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Product revenue decreased approximately 1%, or $1.5 million, to $183.7 million in the six months ended July 31, 2011 from $185.2 million in the six months ended July 31, 2010 due to decreases in product revenue in our Workforce Optimization and Communications Intelligence segments of $3.7 million and $1.7 million, respectively, offset by a $3.9 million increase in product revenue in our Video Intelligence segment.  For additional information see “— Revenue by Operating Segment”.

Service and Support Revenue

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010.  Service and support revenue increased approximately 8%, or $7.0 million, to $94.5 million for the three months ended July 31, 2011 from $87.6 million for the three months ended July 31, 2010.  The increase was primarily attributable to increases of $6.2 million and $2.2 million in our Workforce Optimization and Communications Intelligence segments, respectively, For additional information see “— Revenue by Operating Segment”.  These increases were partially offset by a $1.4 million decrease in our Video Intelligence segment, primarily due to a reduction in revenue recognized from prior years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several quarters or years due to the prior business practice of providing implied PCS to Video Intelligence customers for which VSOE did not exist.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Service and support revenue increased approximately 12%, or $19.5 million, to $187.6 million for the six months ended July 31, 2011 from $168.1 million for the six months ended July 31, 2010.  The increase was primarily attributable to increases of $15.0 million and $7.1 million in our Workforce Optimization and Communications Intelligence segments, respectively, partially offset by a $2.6 million decrease in our Video Intelligence segment.  For additional information see “— Revenue by Operating Segment”.

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the three and six months ended July 31, 2011 and 2010:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2011	2010	2011 - 2010	2011	2010	2011 - 2010
Product cost of revenue	$33,214	$29,866	11%	$55,745	$56,718	(2%)
Service and support cost of revenue	33,210	28,260	18%	63,378	56,982	11%
Amortization of acquired technology	2,685	2,220	21%	5,335	4,453	20%
Total cost of revenue	$69,109	$60,346	15%	$124,458	$118,153	5%

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

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010.  Product cost of revenue increased approximately 11% to $33.2 million in the three months ended July 31, 2011 from $29.9 million in the three months ended July 31, 2010.  Our overall product gross margins decreased to 67% in the three months ended July 31, 2011 from 68% in the three months ended July 31, 2010 primarily as a result of decreases in product gross margins in our Communications Intelligence and Video Intelligence segments, offset by an increase in product gross margins in our Workforce Optimization segment.  Product gross margins in our Communications Intelligence segment decreased to 60% for the three months ended July 31, 2011 from 71% in the three months ended July 31, 2010 as a result of higher profit margins on projects recognized in the three months ended July 31, 2010 as compared to the three months ended July 31, 2011.  Product gross margins in our Video Intelligence segment decreased to 56% in the three months ended July 31, 2011 from 58% in the three months ended July 31, 2010 primarily due to a change in product mix.  Product gross margins in our Workforce Optimization segment increased to 89% in the three months ended July 31, 2011 from 83% in the three months ended July 31, 2010 as a result of a favorable product mix.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Product cost of revenue decreased approximately 2% to $55.7 million in the six months ended July 31, 2011 from $56.7 million in the six months ended July 31, 2010.  Our overall product gross margins increased to 70% in the six months ended July 31, 2011 from 69% in the six months ended July 31, 2010.  Product gross margins in our Communications Intelligence segment decreased to 67% for the six months ended July 31, 2011 from 72% in the six months ended July 31, 2010 as a result of higher profit margins on projects recognized in the six months ended July 31, 2010 as compared to the six months ended July 31, 2011.  Product gross margins in our Workforce Optimization segment increased to 89% in the six months ended July 31, 2011 from 85% in the six months ended July 31, 2010 as a result of a favorable product mix.  Product gross margins in our Video Intelligence segment were 58% in each of the six months ended July 31, 2011 and 2010.

Service and Support Cost of Revenue

Service and support cost of revenue primarily consists of employee compensation and related expenses, contractor costs, and travel expenses relating to installation, training, consulting, and maintenance services. Service and support cost of revenue also includes stock-based compensation expenses, facility costs, and other overhead expenses. In accordance with GAAP and our accounting policy, the cost of revenue associated with the services is generally expensed as incurred in the period in which the services are performed, with the exception of certain transactions accounted for under the Percentage of Completion Method.

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010.  Service and support cost of revenue increased approximately 18% to $33.2 million in the three months ended July 31, 2011 from $28.3 million in the three months ended July 31, 2010.  Employee compensation and related expenses increased $4.0 million primarily in our Workforce Optimization segment due to an increase in employee headcount required to deliver the increased implementation services.  Our overall service and support gross margins decreased to 65% in the three months ended July 31, 2011 from 68% in the three months ended July 31, 2010 primarily due to a decrease in service and support gross margin in our Workforce Optimization segment, which was primarily attributable to increased employee headcount as previously discussed.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010.  Service and support cost of revenue increased approximately 11% to $63.4 million in the six months ended July 31, 2011 from $57.0 million in the six months ended July 31, 2010.  Employee compensation and related expenses increased $6.5 million primarily in our Workforce Optimization segment due to an increase in employee headcount required to deliver the increased implementation services.  Our overall service and support gross margins were consistent at 66% in the six months ended July 31, 2011 and 2010.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010.  Amortization of acquired technology increased approximately 21% to $2.7 million in the three months ended July 31, 2011 from $2.2 million in the three months ended July 31, 2010 primarily due to an increase in amortization expense of acquired intangible assets associated with business combinations in our Communications Intelligence and Video Intelligence segments, which closed after July 31, 2010.  Further discussion regarding our business combinations appears in Note 4, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010.  Amortization of acquired technology increased approximately 20% to $5.3 million in the six months ended July 31, 2011 from $4.5 million in the six months ended July 31, 2010 primarily due to an increase in amortization expense of acquired intangible assets associated with business combinations in our Communications Intelligence and Video Intelligence segments, which closed after July 31, 2010.  Further discussion regarding our business combinations appears in Note 4, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

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

The following table sets forth research and development expenses, net of reimbursements, for the three and six months ended July 31, 2011 and 2010:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2011	2010	2011 - 2010	2011	2010	2011 - 2010
Research and development, net	$26,808	$22,049	22%	$53,176	$48,481	10%

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010.  Research and development, net increased approximately 22%, or $4.8 million, to $26.8 million in the three months ended July 31, 2011 from $22.0 million in the three months ended July 31, 2010.  Employee compensation and related expenses increased approximately $3.6 million due to an increase in employee headcount as well as the impact of the weakening U.S. dollar against the Israeli shekel and Canadian dollar on research and development wages in our Israeli and Canadian research and development facilities, as well as a $0.4 million increase in contractor costs.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Research and development, net increased approximately 10%, or $4.7 million, to $53.2 million in the six months ended July 31, 2011 from $48.5 million in the six months ended July 31, 2010.  Employee compensation and related expenses increased $5.7 million, which was attributable to an increase in employee headcount as well as the impact of the weakening U.S. dollar against the Israeli shekel and Canadian dollar on research and development wages in our Israeli and Canadian research and development facilities.  Also contributing to the increase in research and development costs was a $0.6 million increase in contractor costs.  The increases were partially offset by a decrease in stock-based compensation of $2.7 million due to a decrease in the number of our research and development employees’ outstanding stock-based compensation arrangements accounted for as liability awards compared to the six months ended July 31, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three and six months ended July 31, 2011 and 2010:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2011	2010	2011 - 2010	2011	2010	2011 - 2010
Selling, general and administrative	$72,217	$69,144	4%	$142,452	$156,161	(9%)

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010.   Selling, general and administrative expenses increased approximately 4%, or $3.1 million, to $72.2 million in the three months ended July 31, 2011 from $69.1 million in the three months ended July 31, 2010.  Employee compensation and related expenses and employee travel expenses increased approximately $6.4 million and $1.0 million, respectively, due to an increase in headcount.  We also incurred $3.1 million of costs associated with business combinations, consisting primarily of legal and other professional fees, in the three months ended July 31, 2011, compared to $0.3 million of such costs in the prior-year period.  These increases were partially offset by a $6.0 million decrease in professional fees, excluding fees associated with business combinations, following the completion of our restatement of previously filed financial statements and the conclusion of our extended filing delay period in June 2010.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Selling, general and administrative expenses decreased approximately 9%, or $13.7 million, to $142.5 million in the six months ended July 31, 2011 from $156.2 million in the six months ended July 31, 2010.  Professional fees, excluding fees associated with business combinations, decreased by $23.9 million following the completion of our restatement of previously filed financial statements and the conclusion of our extended filing delay period in June 2010.  Stock-based compensation decreased by $7.0 million primarily due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards compared to the six months ended July 31, 2010.  These decreases were partially offset by increases of $9.8 million in employee compensation and related expenses, and a $1.6 million increase in employee travel expenses, both of which were due to an increase in headcount.  In addition, costs associated with business combinations increased by $4.8 million, primarily due to a $1.8 million increase in the change in fair value of contingent consideration arrangements and $2.5 million of higher legal and other professional fees, resulting principally from business combinations which closed after July 31, 2011.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names and non-compete agreements.

The following table sets forth amortization of other acquired intangible assets for the three and six months ended July 31, 2011 and 2010:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2011	2010	2011 - 2010	2011	2010	2011 - 2010
Amortization of other acquired intangible assets	$5,415	$5,338	1%	$10,961	$10,677	3%

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010.  Amortization of other acquired intangible assets increased approximately 1% to $5.4 million in the three months ended July 31, 2011 from $5.3 million in the three months ended July 31, 2010 primarily due to an increase in amortization expense associated with the acquisition of technology and other intangible assets in our Communications Intelligence and Video Intelligence segments which closed after July 31, 2010.  Further discussion regarding our business combinations appears in Note 4, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Amortization of other acquired intangible assets increased approximately 3% to $11.0 million in the six months ended July 31, 2011 from $10.7 million in the six months ended July 31, 2010 primarily due to an increase in amortization expense associated with the acquisition of technology and other intangible assets in our Communications Intelligence and Video Intelligence segments which closed after July 31, 2010.  Further discussion regarding our business combinations appears in Note 4, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

Other Income (Expense), Net

The following table sets forth total other expense, net for the three and six months ended July 31, 2011 and 2010:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2011	2010	2011 - 2010	2011	2010	2011 - 2010
Interest income	$146	$117	25%	$294	$200	47%
Interest expense	(7,857)	(5,936)	32%	(16,651)	(11,884)	40%
Loss on extinguishment of debt	—	—	*	(8,136)	—	*
Other income (expense):
Foreign currency gains (losses), net	796	(935)	(185%)	3,787	(2,669)	(242%)
Gains (losses) on derivatives, net	26	(1,644)	(102%)	(1,907)	(3,347)	(43%)
Other, net	(84)	131	(164%)	(130)	(130)	0%
Total other income (expense)	738	(2,448)	(130%)	1,750	(6,146)	(128%)
Total other expense, net	$(6,973)	$(8,267)	(16%)	$(22,743)	$(17,830)	28%

* Percentage is not meaningful.

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010.  Total other expense, net, decreased by $1.3 million to approximately $7.0 million in the three months ended July 31, 2011 from $8.3 million in the three months ended July 31, 2010.  Interest expense increased to $7.9 million in the three months ended July 31, 2011 from $5.9 million in the three months ended July 31, 2010 primarily due to a higher interest rate on our borrowings associated with our new Credit Agreement.  We recorded a $0.8 million gain on foreign currency in the three months ended July 31, 2011 compared to a $0.9 million loss in the three months ended July 31, 2010.  Foreign currency gains in the three months ended July 31, 2011 resulted primarily from the from the weakening of the U.S. dollar against the Singapore dollar during such period, which resulted in gains on U.S. dollar-denominated net liabilities in our Singapore joint venture.

In the three months ended July 31, 2011, there was a net gain on derivatives of $0.1 million.  This gain was primarily attributable to gains on foreign currency forward contracts transacted in euros offset by losses recognized on foreign exchange forward contracts transacted in Singapore dollars.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Total other expense, net, increased by $4.9 million, to $22.7 million in the six months ended July 31, 2011 from $17.8 million in the six months ended July 31, 2010.  Interest expense increased to $16.7 million in the six months ended July 31, 2011 from $11.9 million in the six months ended July 31, 2010 primarily due to a higher interest rate on our borrowings associated with a July 2010 amendment to our prior credit agreement and our new Credit Agreement.  We recorded a $3.8 million gain on foreign currency in the six months ended July 31, 2011 compared to a $2.7 million loss in the six months ended July 31, 2010.  Foreign currency gains in the six months ended July 31, 2011 resulted from the weakening of the U.S. dollar against the British pound sterling, euro, and Singapore dollar during such period, which resulted in gains on U.S. dollar-denominated net liabilities in certain entities which use those functional currencies.

In the six months ended July 31, 2011, there was a net loss on derivatives of $1.9 million.  This loss was primarily attributable to losses on foreign currency forward contracts due to the weakening of the U.S. dollar against the Singapore dollar and euro during such period.

During the six months ended July 31, 2011, we recorded an $8.1 million loss upon termination of our prior credit agreement and repayment of the prior term loan.  Further discussion regarding our credit agreements appears in Note 6, “Long-term Debt” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three and six months ended July 31, 2011 and 2010:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2011	2010	2011 - 2010	2011	2010	2011 - 2010
Provision for income taxes	$3,163	$3,141	1%	$4,672	$5,212	(10%)

Three Months Ended July 31, 2011 compared to Three Months Ended July 31, 2010.  Our effective tax rate was 21.9% for the three months ended July 31, 2011, as compared to 20.2% for the three months ended July 31, 2010.  The mix of income and losses by jurisdiction for the three months ended July 31, 2011 was comparable with the three months ended July 31, 2010, resulting in an effective tax rate lower than the U.S. federal statutory rate of 35% in both periods.  During both the three months ended July 31, 2011 and 2010, we recorded income tax provisions on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, but we did not recognize a U.S. federal income tax benefits on losses incurred by certain domestic operations where we maintain valuation allowances.  The comparison of our effective tax rates between periods is impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, amount of permanent book to tax differences, and the effects of valuation allowances on certain loss jurisdictions.

Six Months Ended July 31, 2011 compared to Six Months Ended July 31, 2010. Our effective tax rate was 26.7% for the six months ended July 31, 2011, as compared to 262.3% for the six months ended July 31, 2010.  For the six months ended July 31, 2011, our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the level and mix of income and losses by jurisdiction.  We recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, but we did not recognize a U.S. federal income tax benefit on losses incurred by certain domestic operations where we maintain valuation allowances. For the six months ended July 31, 2010, our effective tax rate was higher than the U.S. federal statutory rate of 35%.  The rate was significantly impacted because pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was substantially offset by our domestic losses where we maintain valuation allowances and did not record the related tax benefits.  The result was an income tax provision of $5.2 million on pre-tax income of $2.0 million, which represents an effective tax rate of 262.3%.  The comparison of our effective tax rates between periods is impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, amount of permanent book to tax differences, and the effects of valuation allowances on certain loss jurisdictions.

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

In April 2011, we entered into a new credit agreement and terminated our prior credit agreement.  The new credit agreement includes a term loan facility, with an outstanding balance of $600.0 million at July 31, 2011, and a $170.0 million revolving line of credit, which was unused at July 31, 2011.  Further discussion of our credit agreements appears below, under “Credit Agreements”.

Our primary recurring use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs, and capital expenditures. We also utilize cash for debt service under our credit agreement and periodically for business acquisitions.

Cash generated from operations is our primary source of operating liquidity, and we believe that internally generated cash flows are sufficient to support our current business operations, including debt service and capital expenditure requirements.

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses.  We have used cash as consideration for substantially all of our historical business acquisitions.  To the extent that we continue this strategy, our future cash requirements and liquidity may be impacted. We may utilize external capital sources, including debt and equity, to supplement our internally generated sources of liquidity as necessary and if available. We also may consider initiatives to modify the debt and equity components of our current capitalization, as we did during the six months ended July 31, 2011 by entering a new credit agreement and terminating our prior credit agreement.

A considerable portion of our operating income is earned outside the United States.  Cash and cash equivalents held by our subsidiaries outside the United States are generally used to fund the subsidiaries’ operating requirements and to invest in company growth initiatives, including business acquisitions.

Other than for potential business acquisition transactions as discussed in the previous paragraph, we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months and for the foreseeable future.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates.  We have not provided for deferred taxes on the excess of financial reporting over the tax basis of investments in our foreign subsidiaries because we currently plan to indefinitely reinvest such earnings outside the United States.

At July 31, 2011, our cash and cash equivalents were $179.1 million, an increase of $9.2 million from $169.9 million at January 31, 2011.  The following table summarizes selected items from our statements of cash flows for the six months ended July 31, 2011:

	Six Months Ended July 31,
(in thousands)	2011	2010
Net cash provided by operating activities	$27,838	$5,512
Net cash used in investing activities	(24,626)	(41,417)
Net cash provided by (used in) financing activities	4,065	(18,863)
Effect of exchange rate changes on cash and cash equivalents	1,964	(1,368)
Net increase (decrease) in cash and cash equivalents	$9,241	$(56,136)

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, adjusted for non-cash items, and working capital changes.  Operating activities generated $27.8 million of net cash during the six months ended July 31, 2011 compared to $5.5 million of cash provided by operating activities during the six months ended July 31, 2010.  Part of the improved operating cash flow in the current-year period resulted from our improved operating results, including a $20.4 million increase in operating income compared to the prior-year period.  The prior-year period included significant payments for professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay, and such significant payments were not incurred during the six months ended July 31, 2011.

Net Cash Used in Investing Activities

During the six months ended July 31, 2011, our investing activities used $24.6 million of net cash, including $12.0 million of net cash utilized for business combinations.  In addition, we made $8.4 million of payments for property, equipment, and capitalized software development costs during the period.  We also increased our restricted cash and bank time deposit balances by $1.9 million during the period, primarily reflecting short-term deposits to secure bank guarantees in connection with sales contracts.

During the six months ended July 31, 2010, our investing activities used $41.4 million of net cash, primarily reflecting $15.3 million of net cash utilized for business combinations and $12.0 million paid upon settlements of derivative financial instruments not designated as hedges.

As of July 31, 2011, we have no significant commitments for capital expenditures.

Net Cash Provided by (Used in) Financing Activities

During the six months ended July 31, 2011, our financing activities provided $4.1 million of net cash.  During this period, we borrowed $597.0 million under our new credit agreement (consisting of gross borrowings of $600.0 million, reduced by a $3.0 million original issuance discount), repaid $583.2 million of outstanding borrowings under our prior credit agreement, and paid $15.0 million of debt issuance and other debt-related costs.  The net impact of this activity was a use of $1.8 million of cash for the current six-month period.  We also received $8.7 million of proceeds from exercises of stock options during the six months ended July 31, 2011.

During the six months ended July 31, 2010, we used $18.9 million of net cash in financing activities. Financing activities during this period included $22.7 million in repayments of financing arrangements, the largest portion of which was a $22.1 million “excess cash flow” payment on our term loan in May 2010. We also acquired $4.1 million of treasury stock from directors and officers during this period, for purposes of providing funds for the recipient’s obligation to pay associated income taxes upon vesting of stock awards.  In addition, we paid $3.7 million of fees and expenses related to our credit agreement during this period, $3.5 million of which were consideration for amendments to the agreement. Partially offsetting these uses of cash was $11.7 million of proceeds from exercises of stock options.

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

As previously disclosed, from March 2006 through March 2010, we did not make periodic filings with the SEC, resulting from certain internal and external investigations and reviews of accounting matters.  In connection with the foregoing and related matters, we incurred approximately $137 million of professional fees and related expenses during the four years ended January 31, 2011.  By July 2010, we had concluded our internal investigation and reviews, filed with the SEC annual reports for all required periods and quarterly reports for certain quarters for which we had not previously filed reports, resumed making timely periodic filings with the SEC, relisted our common stock on NASDAQ, and resolved certain matters with the SEC.  As a result, professional fees incurred during the three and six months ended July 31, 2011 were significantly lower than those incurred during the three and six months ended July 31, 2010.  We expect future professional fees and related expenses to continue to be significantly lower than those incurred during our extended filing delay period.

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

The Credit Agreement included an original issuance term loan discount of 0.50%, or $3.0 million, resulting in net term loans proceeds of $597.0 million.  This discount is being amortized as interest expense over the term of the term loan using the effective interest method.

Loans under the Credit Agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at our election:

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

We are required to pay a commitment fee equal to 0.50% per annum on the undrawn portion of the revolving credit facility, payable quarterly, and customary administrative agent and letter of credit fees.

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

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, and also contains a financial covenant that requires us to maintain a Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio until July 31, 2013 no greater than 5.00 to 1.00 and thereafter no greater than 4.50 to 1.00.  At July 31, 2011, our consolidated leverage ratio was approximately 2.7 to 1 compared to a permitted consolidated leverage ratio of 5.00 to 1, and our EBITDA for the twelve-month period then ended exceeded the covenant requirement by at least $80.0 million.

The Credit Agreement provides for customary events of default with corresponding grace periods.   Upon an event of default, all of our indebtedness under the Credit Agreement may be declared immediately due and payable, and the lenders’ commitments to provide loans under the Credit Agreement may be terminated.

We incurred debt issuance costs of $14.8 million associated with the Credit Agreement, which we have deferred and are classified within Other assets. We are amortizing these deferred costs as interest expense over the term of the Credit Agreement.  At the closing date, there were $9.0 million of unamortized deferred costs associated with the Prior Credit Agreement.  Upon termination of the Prior Credit Agreement and repayment of the prior term loan, $8.1 million of these fees were expensed as a loss on extinguishment of debt.  The remaining $0.9 million of these fees were associated with lenders that provided commitments under both the new and the prior revolving credit facilities, which remained deferred and are being amortized over the term of the Credit Agreement.

Contractual Obligations

Our Annual Report on Form 10-K for the year ended January 31, 2011 includes a table summarizing our contractual obligations of approximately $774 million as of January 31, 2011, including approximately $685 million for long-term debt obligations, including projected future interest. This table appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report.  As described above, in April 2011, we entered into the Credit Agreement and concurrently terminated our Prior Credit Agreement, which, among other things, modified our future debt principal and interest obligations.  The Credit Agreement has increased our long-term debt obligations, including projected future interest, from approximately $685 million at January 31, 2011 to approximately $766 million at July 31, 2011.  This increase results primarily from the impact of the term loan maturity date under the Credit Agreement (October 2017) compared to the prior term loan maturity date (May 2014), which increases projected future interest payments, partially offset by a lower projected interest rate under the Credit Agreement.  Other than the impact of this transaction, we believe that our contractual obligations and commercial commitments did not materially change during the six months ended July 31, 2011.

Please refer to Note 6, “Long-term Debt” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 for information regarding our credit agreements.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former shareholders of the acquired companies based upon achievement of performance targets following the acquisition dates.

As of July 31, 2011, potential future cash payments under these arrangements total $6.0 million, the estimated fair value of which was $2.4 million, of which $1.7 million is included within accrued expenses and other current liabilities, and $0.7 million is included within other liabilities.  The performance periods associated with these potential payments extend through January 2014.

In August 2011, we completed two additional business combinations that include contingent cash consideration arrangements.  Please refer to the “Recent Developments” section of this discussion for additional details.

Off Balance Sheet Arrangements

As of July 31, 2011, we did not have any off-balance sheet arrangements that we believe have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. There have been no material changes in our off-balance sheet arrangements since January 31, 2011.

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

Our Annual Report on Form 10-K for the year ended January 31, 2011 provides a detailed discussion of the market risks affecting our operations.  As discussed in the paragraphs below, we completed transactions which impacted our exposures to interest rate risk during the six months ended July 31, 2011.  Other than the impact of these transactions, as described below, we believe our exposure to these market risks did not materially change during the six months ended July 31, 2011.

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

Interest Rate Risk on our Debt

Because the interest rates applicable to borrowings under the Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. The periodic interest rate on the term loan is currently a function of several factors, most importantly the LIBO Rate and the applicable interest rate margin. However, borrowings are subject to a 1.25% LIBO Rate floor in the interest rate calculation, which currently reduces the likelihood of increases in the periodic interest rate, because current short-term LIBO Rates are well below 1.25%.  Although the periodic interest rate may still fluctuate based upon our corporate ratings, which determine the interest rate margin, changes in short-term LIBO Rates will not impact the calculation unless those rates increase above 1.25%.  Based upon our July 31, 2011 borrowings, for each 1% increase in the applicable LIBO Rate above 1.25%, our annual interest payments would increase by approximately $6.0 million.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2011, our disclosure controls and procedures were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended July 31, 2011, we determined, with the participation of our Chief Executive Officer and Chief Financial Officer, that there were no changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1 – May 31, 2011	9,476	$34.33	—	—
June 1 – June 30, 2011	—	—	—	—
July 1 –July 31, 2011	—	—	—	—

Total	9,476	$34.33	—	—

(1) These shares were purchased in-open market transactions.  None of these shares were purchased as a part of a publicly announced stock repurchase plan or program.

(2) Represents the approximate weighted-average price paid per share.

Item 3.                                 Defaults upon Senior Securities

None.

Item 4.                                 Removed and Reserved

Item 5.                                 Other Information

None.

Item 6.                                 Exhibits

The following exhibit list includes exhibits that we entered into or that became effective during the three months ended July 31, 2011:

Number	Description	Filed Herewith / Incorporated by Reference from
10.1	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Peter Fante	Form 8-K filed on July 14, 2011
10.2	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Elan Moriah	Form 8-K filed on July 14, 2011
10.3	Amended and Restated Supplemental Employment Agreement, dated July 13, 2011, between Verint Systems UK Limited and David Parcell	Form 8-K filed on July 14, 2011
10.4	Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Douglas Robinson	Form 8-K filed on July 14, 2011
10.5	Contract of Employment, dated July 10, 2011, by and among Meir Sperling, Verint Systems Ltd., and Verint Systems Inc.	Form 8-K filed on July 14, 2011
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith

Number	Description	Filed Herewith / Incorporated by Reference from

101*

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)                These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the SEC and are not incorporated by reference in any filing of the company under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

*In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERINT SYSTEMS INC.

September 8, 2011	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

September 8, 2011	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)