Form 10-Q
period 2011-10-31
VERINT SYSTEMS INC
filed 2011-12-09
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

There were 38,858,601 shares of the registrant’s common stock outstanding on November 15, 2011.

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

•                  risks relating to our ability to improve our infrastructure to enhance and secure our internal and external operations and to support growth;

•                  risks that we improperly handle sensitive or confidential information or the perception of such mishandling;

•                  risks associated with Comverse Technology, Inc. (“Comverse”) controlling our board of directors and the outcome of all matters submitted for stockholder action, including the approval of significant corporate transactions, such as certain equity issuances or mergers and acquisitions, as well as speculation or announcements regarding Comverse’s strategic plans;

•                  risks associated with being a consolidated, controlled subsidiary of Comverse and formerly part of Comverse’s consolidated tax group, including risks of any future impact on us resulting from Comverse’s previous extended filing delay or any other future issues;

•                  risks that products may contain undetected defects, which could expose us to substantial liability;

•                  risks associated with allocating limited financial and human resources to business, development, strategic, or other opportunities that may not come to fruition or produce satisfactory returns;

•                  risks associated with significant foreign and international operations, including exposure to regions subject to political or economic instability and fluctuations in exchange rates;

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

•                  risks associated with significant leverage resulting from our current debt position, including with respect to maintaining compliance with the leverage ratio covenant under our credit facility and maintaining our credit rating;

•                  risks relating to timely implementation of new accounting pronouncements or new interpretations of existing accounting pronouncements and related risks of future restatements or filing delays;

•                  risks associated with future regulatory actions or private litigations relating to our previous extended filing delay and related circumstances; and

•                  risks that use of our tax benefits may be restricted or eliminated in the future.

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

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

October 31, 2011 and January 31, 2011

(Unaudited)

	October 31,	January 31,
(in thousands, except share and per share data)	2011	2011
Assets
Current Assets:
Cash and cash equivalents	$112,413	$169,906
Restricted cash and bank time deposits	8,018	13,639
Accounts receivable, net	153,749	150,769
Inventories	14,814	16,987
Deferred cost of revenue	6,368	6,269
Prepaid expenses and other current assets	57,002	44,374
Total current assets	352,364	401,944
Property and equipment, net	27,549	23,176
Goodwill	817,744	738,674
Intangible assets, net	190,189	157,071
Capitalized software development costs, net	5,828	6,787
Long-term deferred cost of revenue	14,575	21,715
Other assets	37,855	26,760
Total assets	$1,446,104	$1,376,127

Liabilities, Preferred Stock, and Stockholders’ Equity
Current Liabilities:
Accounts payable	$36,126	$36,861
Accrued expenses and other current liabilities	169,099	163,029
Current maturities of long-term debt	6,208	—
Deferred revenue	134,454	142,465
Liabilities to affiliates	1,791	1,847
Total current liabilities	347,678	344,202
Long-term debt	592,695	583,234
Long-term deferred revenue	29,623	40,424
Other liabilities	65,256	45,038
Total liabilities	1,035,252	1,012,898
Preferred Stock - $0.001 par value; authorized 2,500,000 shares. Series A convertible preferred stock; 293,000 shares issued and outstanding; aggregate liquidation preference and redemption value of $348,629 at October 31, 2011.	285,542	285,542
Commitments and Contingencies
Stockholders’ Equity:
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 39,130,000 and 37,349,000 shares; outstanding 38,847,000 and 37,089,000 shares, as of October 31, 2011 and January 31, 2011, respectively.	39	38
Additional paid-in capital	547,354	519,834
Treasury stock, at cost - 283,000 and 260,000 shares as of October 31, 2011 and January 31, 2011, respectively.	(7,466)	(6,639)
Accumulated deficit	(374,943)	(394,757)
Accumulated other comprehensive loss	(43,783)	(42,069)
Total Verint Systems Inc. stockholders’ equity	121,201	76,407
Noncontrolling interest	4,109	1,280
Total stockholders’ equity	125,310	77,687
Total liabilities, preferred stock, and stockholders’ equity	$1,446,104	$1,376,127

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and Nine Months Ended October 31, 2011 and 2010

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2011	2010	2011	2010
Revenue:
Product	$101,164	$97,769	$284,865	$282,942
Service and support	98,200	88,872	285,790	256,988
Total revenue	199,364	186,641	570,655	539,930
Cost of revenue:
Product	33,623	26,615	89,368	83,333
Service and support	33,091	30,070	96,469	87,052
Amortization of acquired technology	3,425	2,256	8,760	6,709
Total cost of revenue	70,139	58,941	194,597	177,094
Gross profit	129,225	127,700	376,058	362,836
Operating expenses:
Research and development, net	28,464	24,063	81,640	72,544
Selling, general and administrative	76,536	67,868	218,988	224,029
Amortization of other acquired intangible assets	5,943	5,376	16,904	16,053
Total operating expenses	110,943	97,307	317,532	312,626
Operating income	18,282	30,393	58,526	50,210
Other income (expense), net:
Interest income	153	109	447	309
Interest expense	(7,905)	(8,941)	(24,556)	(20,825)
Loss on extinguishment of debt	—	—	(8,136)	—
Other income (expense), net	(1,313)	2,159	437	(3,987)
Total other expense, net	(9,065)	(6,673)	(31,808)	(24,503)
Income before provision for (benefit from) income taxes	9,217	23,720	26,718	25,707
Provision for (benefit from) income taxes	(704)	5,332	3,968	10,544
Net income	9,921	18,388	22,750	15,163
Net income attributable to noncontrolling interest	470	1,214	2,936	2,722
Net income attributable to Verint Systems Inc.	9,451	17,174	19,814	12,441
Dividends on preferred stock	(3,747)	(3,592)	(11,003)	(10,549)
Net income attributable to Verint Systems Inc. common shares	$5,704	$13,582	$8,811	$1,892

Net income per share attributable to Verint Systems Inc.
Basic	$0.15	$0.38	$0.23	$0.06
Diluted	$0.15	$0.36	$0.22	$0.05

Weighted-average common shares outstanding
Basic	38,807	35,368	38,263	33,785
Diluted	39,263	47,679	39,267	36,525

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Nine Months Ended October 31, 2011 and 2010

(Unaudited)

	Verint Systems Inc. Stockholders’ Equity (Deficit)
	Common Stock		Additional			Accumulated Other	Total Verint Systems Inc.		Total
(in thousands)	Shares	Par Value	Paid-in Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity (Deficit)	Noncontrolling Interest	Stockholders’ Equity (Deficit)

Balances as of January 31, 2010	32,584	$33	$451,166	$(2,493)	$(420,338)	$(43,134)	$(14,766)	$199	$(14,567)
Comprehensive income:
Net income	—	—	—	—	12,441	—	12,441	2,722	15,163
Unrealized gains on derivative financial instruments, net	—	—	—	—	—	755	755	—	755
Foreign currency translation adjustments	—	—	—	—	—	1,112	1,112	270	1,382
Total comprehensive income	—	—	—	—	12,441	1,867	14,308	2,992	17,300
Stock-based compensation expense	—	—	22,856	—	—	—	22,856	—	22,856
Exercises of stock options	1,695	1	30,911	—	—	—	30,912	—	30,912
Common stock issued for stock awards	2,493	2	(2)	—	—	—	—	—	—
Purchases of treasury stock	(157)	—	—	(4,146)	—	—	(4,146)	—	(4,146)
Tax effects from stock award plans	—	—	(482)	—	—	—	(482)	—	(482)
Balances as of October 31, 2010	36,615	$36	$504,449	$(6,639)	$(407,897)	$(41,267)	$48,682	$3,191	$51,873

Balances as of January 31, 2011	37,089	$38	$519,834	$(6,639)	$(394,757)	$(42,069)	$76,407	$1,280	$77,687
Comprehensive income:
Net income	—	—	—	—	19,814	—	19,814	2,936	22,750
Unrealized losses on derivative financial instruments, net	—	—	—	—	—	(241)	(241)	—	(241)
Foreign currency translation adjustments	—	—	—	—	—	(1,473)	(1,473)	(107)	(1,580)
Total comprehensive income	—	—	—	—	19,814	(1,714)	18,100	2,829	20,929
Stock-based compensation expense	—	—	17,211	—	—	—	17,211	—	17,211
Exercises of stock options	487	—	9,710	—	—	—	9,710	—	9,710
Common stock issued for stock awards	1,294	1	(1)	—	—	—	—	—	—
Stock options issued in business combination	—	—	60	—	—	—	60	—	60
Purchases of treasury stock	(23)	—	—	(827)	—	—	(827)	—	(827)
Tax effects from stock award plans	—	—	540	—	—	—	540	—	540
Balances as of October 31, 2011	38,847	$39	$547,354	$(7,466)	$(374,943)	$(43,783)	$121,201	$4,109	$125,310

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine Months Ended October 31, 2011 and 2010

(Unaudited)

	Nine Months Ended October 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$22,750	$15,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,152	36,100
Stock-based compensation	17,211	22,856
Non-cash losses on derivative financial instruments, net	1,225	4,271
Loss on extinguishment of debt	8,136	—
Other non-cash items, net	4,049	1,626
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(1,698)	(9,719)
Inventories	1,629	(3,369)
Deferred cost of revenue	7,824	12,957
Prepaid expenses and other assets	2,354	(405)
Accounts payable and accrued expenses	(22,996)	(1,585)
Deferred revenue	(24,583)	(56,177)
Other, net	(9,822)	(3,252)
Net cash provided by operating activities	45,231	18,466

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	(98,698)	(15,292)
Purchases of property and equipment	(9,238)	(5,845)
Settlements of derivative financial instruments not designated as hedges	(1,183)	(32,640)
Cash paid for capitalized software development costs	(2,542)	(1,604)
Changes in restricted cash and bank time deposits and other investing activities	5,893	(12,878)
Net cash used in investing activities	(105,768)	(68,259)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	597,000	—
Repayments of borrowings and other financing obligations	(585,514)	(22,960)
Payments of debt issuance and other debt-related costs	(15,280)	(4,039)
Proceeds from exercises of stock options	9,394	30,572
Purchases of treasury stock	(827)	(4,146)
Other financing activities	(2,004)	—
Net cash provided by (used in) financing activities	2,769	(573)
Effect of exchange rate changes on cash and cash equivalents	275	37
Net decrease in cash and cash equivalents	(57,493)	(50,329)
Cash and cash equivalents, beginning of period	169,906	184,335
Cash and cash equivalents, end of period	$112,413	$134,006

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,374	$13,014
Cash paid for income taxes, net of refunds received	$12,064	$5,533
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$1,241	$929
Inventory transfers to property and equipment	$555	$372
Liabilities for contingent consideration in business combinations	$33,704	$3,224
Stock options exercised, proceeds received subsequent to period end	$364	$340
Purchases under supplier financing arrangements, including capital leases	$1,090	$1,858

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements Preparation

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended January 31, 2011.  The condensed consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the periods ended October 31, 2011 and 2010, and the condensed consolidated balance sheet as of October 31, 2011, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown.  The condensed consolidated balance sheet as of January 31, 2011 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2011.  Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC.  Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2011.  The results for interim periods are not necessarily indicative of a full year’s results.

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

Reclassifications

The classification of certain costs within the condensed consolidated statements of operations for the three and nine months ended October 31, 2010 has been corrected to conform to the presentation for the three and nine months ended October 31, 2011.  The reclassification reflects $1.5 million and $5.1 million of cost of service and support revenue for the three and nine months ended October 31, 2010, respectively, which had previously been presented as a component of cost of product revenue.  This correction was not material to the condensed consolidated financial statements for the three and nine months ended October 31, 2010 and did not impact our total cost of revenue, gross profit, operating income, income before provision for income taxes, net income, condensed consolidated balance sheet, or condensed consolidated statements of cash flows for those periods.

Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2011.  As discussed below, on February 1, 2011 we adopted new authoritative accounting guidance on multiple-deliverable revenue arrangements. There were no other changes to our significant accounting policies during the three and nine months ended October 31, 2011.

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

This guidance was effective for fiscal years beginning on or after June 15, 2010, although early adoption was permitted.  We elected to prospectively adopt the provisions of this new guidance as of February 1, 2011, for new and materially modified transactions entered into on or after that date.  Since we have been able to establish VSOE for a significant amount of our service and support offerings included in multiple-element arrangements, we do not consider the impact of implementing the guidance to be significant for the three and nine months ended October 31, 2011.  For the three and nine months ended October 31, 2011, we recognized $1.7 million and $7.6 million of additional revenue and $1.0 million and $3.6 million of additional  income before provision for income taxes, respectively, as a result of adopting the new guidance. We believe that the adoption of this guidance may still materially increase revenue for the year ending January 31, 2012, but we are not able to reasonably estimate the amount of the revenue increase, as the impact will vary based on the nature and volume of new or materially modified arrangements during the three months ending January 31, 2012.

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

Other Accounting Pronouncements Implemented — Three and Nine Months Ended October 31, 2011:

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

In September 2011, the FASB issued amended standards intended to simplify how tests for potential goodwill impairment are performed.  These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value.  For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform further goodwill impairment testing as required under the previous standards.  These amended standards are effective for us beginning with our three-month period ending April 30, 2012; however, we plan to early adopt these standards in our three-month period ending January 31, 2012, as permitted by the amended standards.  We do not expect these new standards to significantly impact our consolidated financial statements.

2.              NET INCOME PER SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income per share attributable to Verint Systems Inc. for the three and nine months ended October 31, 2011 and 2010:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2011	2010	2011	2010
Net income	$9,921	$18,388	$22,750	$15,163
Net income attributable to noncontrolling interest	470	1,214	2,936	2,722
Net income attributable to Verint Systems Inc.	9,451	17,174	19,814	12,441
Dividends on preferred stock	(3,747)	(3,592)	(11,003)	(10,549)
Net income attributable to Verint Systems Inc. for basic net income per share	5,704	13,582	8,811	1,892
Dilutive effect of dividends on preferred stock	—	3,592	—	—
Net income attributable to Verint Systems Inc. for diluted net income per share	$5,704	$17,174	$8,811	$1,892
Weighted-average shares outstanding
Basic	38,807	35,368	38,263	33,785
Dilutive effect of employee equity award plans	456	2,040	1,004	2,740
Dilutive effect of assumed conversion of preferred stock	—	10,271	—	—
Diluted	39,263	47,679	39,267	36,525
Net income per share attributable to Verint Systems Inc.
Basic	$0.15	$0.38	$0.23	$0.06
Diluted	$0.15	$0.36	$0.22	$0.05

We excluded the following weighted-average shares underlying stock-based awards and convertible preferred stock from the calculations of diluted net income per share because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2011	2010	2011	2010
Shares excluded from calculation:
Stock options and restricted stock-based awards	1,404	1,215	984	1,429
Convertible preferred stock	10,675	—	10,573	10,173

3.              INVENTORIES

Inventories consisted of the following as of October 31, 2011 and January 31, 2011:

	October 31,	January 31,
(in thousands)	2011	2011
Raw materials	$4,712	$7,112
Work-in-process	6,174	5,112
Finished goods	3,928	4,763
Total inventories	$14,814	$16,987

4.              BUSINESS COMBINATIONS

For the Nine Months Ended October 31, 2011

Vovici Corporation

On August 4, 2011, we acquired all of the outstanding shares of Vovici Corporation (“Vovici”), a U.S.-based, privately held provider of online survey management and enterprise feedback solutions.  This acquisition enhances our Enterprise Intelligence product suite to include comprehensive Voice of the Customer (“VoC”) software and services offerings, designed to help organizations implement a single-vendor solution set for collecting, analyzing, and acting on customer insights.  We have included the financial results of Vovici in our consolidated financial statements since August 4, 2011.

We acquired Vovici for approximately $56.1 million in cash at closing, including $0.4 million to repay Vovici’s bank debt.  In addition, the consideration also included the exchange of certain unvested Vovici stock options for options to acquire approximately 42,000 shares of Verint common stock with fair values totaling $1.0 million, of which $0.1 million represents compensation for pre-acquisition services and is included in the consideration transferred and $0.9 million is being recognized as stock-based compensation expense over the remaining future vesting periods of the awards.  We also agreed to make potential additional cash payments of up to approximately $19.1 million, contingent upon the achievement of certain performance targets over the period ending January 31, 2013.  The fair value of this contingent obligation was estimated to be $9.9 million at August 4, 2011.

The $9.9 million acquisition date fair value of the contingent consideration obligation was estimated based on the probability adjusted present value of the consideration expected to be transferred  using significant inputs that are not observable in the market.  Key assumptions used in this estimate include probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement.  At each reporting date, we revalue the contingent consideration obligation to its fair value and record increases and decreases in fair value within selling, general and administrative expenses in our condensed consolidated statements of operations.  Increases or decreases in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.  We recorded expense of approximately $0.3 million for the three months ended October 31, 2011, reflecting the impact of revised assessments of the probability of payment, as well as the decrease in the discount period since the acquisition date.  As of October 31, 2011, the fair value of this contingent consideration obligation was approximately $10.2 million.

The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.  The fair values assigned to identifiable intangible assets acquired was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management.  The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

Among the factors contributing to the recognition of goodwill in this transaction were synergies in products and technologies, and the addition of a skilled, assembled workforce.  This goodwill has been assigned to our Enterprise Intelligence segment and is not deductible for income tax purposes.

In connection with the purchase price allocation, the estimated fair value of support obligations assumed from Vovici was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs relating to fulfilling these obligations plus a normal profit margin, which approximates the amount that we believe would be required to pay a third party to assume the support obligations.  The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing support services.  These estimated costs did not include any costs associated with selling efforts or research and development or the related margins on these costs.  Profit associated with selling efforts is excluded because the selling effort on the support contracts concluded prior to the August 4, 2011 acquisition date.  The estimated profit margin was 15%, which we believe best approximates our operating profit margin to fulfill support obligations.  As a result, in allocating the purchase price, we recorded an adjustment to reduce the $5.3 million carrying value of Vovici’s deferred revenue to $2.3 million, representing the estimated fair value of the support obligations assumed.  As former Vovici customers renew their support contracts, we will recognize revenue at the full contract value over the remaining term of the contracts.

Revenue attributable to Vovici from August 4, 2011 through October 31, 2011 was $2.3 million.  The impact of Vovici on net income for this period was not significant.

Transaction and related costs, consisting primarily professional fees and integration expenses, directly related to the acquisition of Vovici, totaled $2.5 million for the nine months ended October 31, 2011, including $1.3 million incurred during the three months ended October 31, 2011, and were expensed as incurred.

Global Management Technologies

On October 7, 2011, we acquired all of the outstanding shares of Global Management Technologies (“GMT”), a U.S.-based, privately held provider of workforce management solutions whose software and services are widely used by organizations, particularly in retail branch banking environments.  This acquisition adds key functionality to our Enterprise Intelligence product suite.  We have included the financial results of GMT in our consolidated financial statements since October 7, 2011.

We acquired GMT for approximately $24.6 million in cash at closing.  We also agreed to make potential additional cash payments of up to approximately $17.4 million, contingent upon the achievement of certain performance targets over the period ending January 31, 2014.  The fair value of this contingent obligation was estimated to be $12.0 million at October 7, 2011.

The $12.0 million acquisition date fair value of the contingent consideration obligation was estimated based on the probability adjusted present value of the consideration expected to be transferred  using significant inputs that are not observable in the market.  Key assumptions used in this estimate include probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement.  At each reporting date, we revalue the contingent consideration obligation to its fair value and record increases and decreases in fair value within selling, general and administrative expenses in our condensed consolidated statements of operations.  Increases or decreases in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.  There was no change in the estimated fair value of the contingent consideration obligation between the acquisition date and October 31, 2011.

The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.  The fair values assigned to identifiable intangible assets acquired was determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management.  The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

Among the factors contributing to the recognition of goodwill in this transaction were synergies in products and technologies, and the addition of a skilled, assembled workforce.  This goodwill has been assigned to our Enterprise Intelligence segment and is not deductible for income tax purposes.

In connection with the purchase price allocation, the estimated fair value of support obligations assumed from GMT was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin, which approximates the amount that we believe would be required to pay a third party to assume the support obligations.  The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing support services.  These estimated costs did not include any costs associated with selling efforts or research and development or the related margins on these costs.  Profit associated with selling efforts is excluded because the selling effort on the support contracts was concluded prior to October 7, 2011.  The estimated profit margin was 20%, which we believe best approximates our operating profit margin to fulfill support obligations.  As a result, in allocating the purchase price, we recorded an adjustment to reduce the $4.3 million carrying value of GMT’s deferred revenue to $1.2 million, representing the estimated fair value of the support obligations assumed.  As former GMT customers renew their support contracts, we will recognize revenue at the full contract value over the remaining term of the contracts.

Revenue and the impact on net income attributable to GMT from October 7, 2011 through October 31, 2011 were not significant.

Transaction and related costs, primarily professional fees and integration expenses, directly related to the acquisition of GMT, totaled $1.0 million for the nine months ended October 31, 2011, almost all of which were incurred during the three months ended October 31, 2011, and were expensed as incurred.

Other Business Combinations

On August 2, 2011, we acquired all of the outstanding shares of a privately held provider of communications intelligence solutions, data retention services, and network performance management, based in the Americas region.  This acquisition expands our Communications Intelligence product portfolio and increases our presence in this region.

On March 30, 2011, we acquired all of the outstanding shares of a privately held company, based in Israel, that is being integrated into our Video Intelligence operating segment.  This acquisition broadened our video intelligence product line.

We acquired these two companies for combined consideration of approximately $34.1 million, including $22.0 million of combined cash paid at the closings.  We also agreed to make potential additional cash payments aggregating up to approximately $27.3 million contingent upon the achievement of certain performance targets over periods ending January 31, 2014.  The combined fair values of these contingent consideration obligations were estimated to be $11.8 million as of the respective acquisition dates.

We recorded benefits of $0.9 million and $1.1 million within selling, general and administrative expenses for the three and nine months ended October 31 2011, respectively, for changes in the fair values of the contingent consideration obligations associated with these acquisitions, reflecting the impacts of revised assessments of the probability of payment, as well as decreases in the discount periods since the acquisition dates.  As of October 31, 2011, the combined fair values of these contingent consideration obligations were $10.7 million.

The fair values assigned to identifiable intangible assets acquired in these business combinations were determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management.  The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

Among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the additions of skilled, assembled workforces.  Of the $19.6 million of goodwill associated with these business combinations, $10.1 million was assigned to our Video Intelligence segment and is not deductible for income tax purposes, and $9.5 million was assigned to our Communications intelligence segment, the tax deductibility of which is still being assessed.

In connection with the foregoing August 2, 2011 Communications Intelligence acquisition, we have evaluated and continue to evaluate the impact of certain liabilities associated with pre-acquisition business activities of the acquired company.  Based upon this evaluation, we recorded liabilities of approximately $10.7 million, of which $5.5 million is classified as current and $5.2 million is classified as long-term, along with corresponding indemnification assets of the same amounts and classified in the same manner, as components of the purchase price for this acquisition, representing our best estimates of these amounts at the acquisition date.  The indemnification assets recognize the selling shareholders’ contractual obligation to indemnify us for these pre-acquisition liabilities and were measured on the same basis as the corresponding liabilities.  As of October 31, 2011, the current and long-term liabilities were reduced to $5.0 million and $4.8 million, respectively, as a result of currency exchange rate fluctuations, with corresponding changes in the current and long-term indemnification assets.  We are continuing to gather and assess information in this regard, and changes to the amounts recorded, if any, during the remainder of the measurement period, will be included in the purchase price allocation during the measurement period and, subsequently, in our results of operations.

Revenue and the impact on net income attributable to these acquisitions for the three and nine months ended October 31, 2011 were not significant.

Transaction and related costs, primarily professional fees and integration expenses, directly related to these acquisitions totaled $3.0 million for the nine months ended October 31, 2011, including $0.6 million incurred during the three months ended October 31, 2011, and were expensed as incurred.

Components and Allocations of Purchase Prices

The following table sets forth the components and the allocations of the purchase prices, some of which are preliminary, for business combinations completed during the nine months ended October 31, 2011:

(in thousands)	Vovici	GMT	Other
Components of Purchase Price:
Cash	$55,708	$24,596	$21,965
Fair value of contingent consideration	9,900	12,000	11,804
Fair value of stock options	60	—	—
Bank debt, repaid at closing	435	—	—
Other purchase price adjustments	—	—	317
Total purchase price	$66,103	$36,596	$34,086

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$1,106	$512	$493
Other current assets	4,396	1,717	12,445
Other assets	912	482	5,508
Current and other liabilities	(1,794)	(1,634)	(15,653)
Deferred revenue	(2,264)	(1,234)	(845)
Bank debt	—	—	(3,330)
Deferred income taxes - long-term	(2,300)	—	—
Net tangible assets (liabilities)	56	(157)	(1,382)
Identifiable intangible assets:
Developed technology	11,300	7,500	6,943
Customer relationships	15,400	7,200	6,550
Trademarks and trade names	1,700	400	1,000
Other identifiable intangible assets	—	—	1,421
Total identifiable intangible assets (1)	28,400	15,100	15,914
Goodwill	37,647	21,653	19,554
Total purchase price	$66,103	$36,596	$34,086

(1) The weighted-average estimated useful life of all finite-lived identifiable intangible assets is 7.5 years.

The purchase price allocations for acquisitions completed during the nine months ended October 31, 2011 are preliminary and subject to revision as more detailed analyses are completed and additional information about the acquisition date fair values of assets and liabilities becomes available during the respective measurement periods. The purchase price allocations for these acquisitions as reported at October 31, 2011 represent our best estimates of the fair values and were based upon the information available to us.

For the acquisition of Vovici, the acquired developed technology, customer relationships, and trademarks and tradenames were assigned estimated useful lives of six years, ten years, and five years, respectively, the weighted average of which is approximately 8.1 years.

For the acquisition of GMT, the acquired developed technology, customer relationships, and trademarks and tradenames were assigned estimated useful lives of five years, ten years, and three years, respectively, the weighted average of which is approximately 7.3 years.

For other acquisitions, the acquired developed technology, customer relationships, trademarks and tradenames, and other identifiable intangible assets were assigned estimated useful lives of six years, from four years to ten years, five years, and from three years to four years, respectively, the weighted average of which is approximately 6.7 years.

For the Year Ended January 31, 2011

Iontas Limited

On February 4, 2010, we acquired all of the outstanding shares of Iontas Limited (“Iontas”), a privately held provider of desktop analytics solutions which measure application usage and analyze workflows to help improve staff performance in contact center, branch, and back-office operations environments.  We acquired Iontas, among other objectives, to expand the desktop analytical capabilities of our Enterprise Intelligence solutions.  We have included the financial results of Iontas in our consolidated financial statements since February 4, 2010.

We acquired Iontas for total consideration valued at $21.7 million, including cash consideration of $17.7 million, and additional milestone-based contingent payments of up to $3.8 million tied to certain performance targets being achieved over the two-year period following the acquisition date.   The acquisition-date fair value of the contingent consideration was estimated to be $3.2 million.  The purchase price also included $1.5 million of prepayments for product licenses and support services procured from Iontas prior to the acquisition date, partially offset by $0.7 million of trade accounts payable to Iontas as of the acquisition date.

The consideration paid to acquire Iontas was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, which included $6.9 million for developed technology, $0.3 million for non-competition agreements, $1.7 million for tangible net assets, and $12.8 million of goodwill.  The developed technology and non-competition agreements were assigned estimated useful lives of six years and three years, respectively, the weighted average of which is 5.9 years, and are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over these estimated useful lives.

Among the factors that contributed to the recognition of goodwill in this transaction were the expansion of our desktop analytical capabilities, the expansion of our suite of products and services, and the addition of an assembled workforce. This goodwill was assigned to our Enterprise Intelligence segment and is not deductible for income tax purposes.

We recorded the $3.2 million acquisition-date estimated fair value of the contingent consideration as a component of the purchase price of Iontas.  During the three months ended April 30, 2011, $2.0 million of the previously recorded contingent consideration was paid to the former shareholders of Iontas.  The estimated fair value of the remaining contingent consideration was $1.7 million as of October 31, 2011.  Changes in the fair value of this contingent consideration of $0.2 million for each of the nine months ended October 31, 2011 and 2010, respectively, were recorded within selling, general and administrative expenses for those periods.

Transaction costs, primarily professional fees, directly related to the acquisition of Iontas, totaled $1.3 million and were expensed as incurred.

Revenue from Iontas for the three and nine months ended October 31, 2011 and 2010 was not material.

Communications Intelligence Business Combination

In December 2010, we acquired certain technology and other assets for use in our Communications Intelligence operating segment in a transaction that qualified as a business combination.  Total consideration for this acquisition was less than $15.0 million.  The impact of this acquisition was not material to our condensed consolidated financial statements.  The fair value of our liability for contingent consideration related to this acquisition increased by $1.9 million during the nine months ended October 31, 2011, resulting in a corresponding charge recorded within selling, general and administrative expenses for that period.  Substantially all of the increase occurred during the three months ended April 30, 2011.  The earned contingent consideration related to this acquisition was paid to the sellers during the three months ended July 31, 2011.

Pro Forma Information

The following table provides unaudited pro forma revenue and net income (loss) atrributable to Verint Systems Inc. for the three and nine months ended October 31, 2011 and 2010, as if Vovici and GMT had been acquired on February 1, 2010.  These unaudited pro forma results reflect certain adjustments related to these acquisitions, such as amortization expense on finite-lived intangible assets acquired from Vovici and GMT.  The unaudited pro forma results do not include any operating efficiencies or potential cost savings which may result from these business combinations.  Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on February 1, 2010, nor are they indicative of future operating results. The pro forma impact of the other business combinations discussed in this note were not material to our historical consolidated operating results and is therefore not presented.

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2011	2010	2011	2010
Revenue	$203,362	$192,918	$588,290	$553,362
Net income (loss) attributable to Verint Systems Inc.	$13,466	$15,026	$20,997	$(2,440)

5.              INTANGIBLE ASSETS AND GOODWILL

The increases in intangible assets and goodwill at October 31, 2011, compared to January 31, 2011, primarily reflect assets acquired in business combinations completed during the nine months ended October 31, 2011, further details regarding which appear in Note 4, “Business Combinations”.

Acquisition-related intangible assets consisted of the following as of October 31, 2011 and January 31, 2011:

	As of October 31, 2011
(in thousands)	Cost	Accumulated Amortization	Net
Customer relationships	$227,081	$(89,997)	$137,084
Acquired technology	92,270	(46,368)	45,902
Trade names	12,583	(9,702)	2,881
Non-competition agreements	5,797	(3,462)	2,335
Distribution network	2,440	(1,291)	1,149
Backlog	843	(5)	838
Total	$341,014	$(150,825)	$190,189

	January 31, 2011
(in thousands)	Cost	Accumulated Amortization	Net
Customer relationships	$198,106	$(74,412)	$123,694
Acquired technology	66,794	(37,579)	29,215
Trade names	9,552	(9,177)	375
Non-competition agreements	5,215	(2,760)	2,455
Distribution network	2,440	(1,108)	1,332
Total	$282,107	$(125,036)	$157,071

Total amortization expense recorded for acquisition-related intangible assets was $9.4 million and $25.7 million for the three and nine months ended October 31, 2011, respectively, and $7.6 million and $22.8 million for the three and nine months ended October 31, 2010, respectively.

Estimated future finite-lived acquisition-related intangible asset amortization expense is as follows:

(in thousands)
Years Ended January 31,	Amount
2012 (Remainder of year)	$9,922
2013	39,367
2014	34,182
2015	30,758
2016	29,432
2017 and thereafter	46,528
Total	$190,189

Goodwill activity for the nine months ended October 31, 2011, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Enterprise Intelligence	Video Intelligence	Communications Intelligence
Goodwill, gross, at January 31, 2011	$805,539	$707,202	$66,789	$31,548
Accumulated impairment losses at January 31, 2011	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at January 31, 2011	738,674	676,411	30,715	31,548
Business acquisitions	78,854	59,300	10,141	9,413
Foreign currency translation and other	216	763	201	(748)
Goodwill, net, at October 31, 2011	$817,744	$736,474	$41,057	$40,213

Balance at October 31, 2011
Goodwill, gross, at October 31, 2011	$884,609	$767,265	$77,131	$40,213
Accumulated impairment losses at October 31, 2011	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at October 31, 2011	$817,744	$736,474	$41,057	$40,213

We test our goodwill for impairment at least annually as of November 1, or more frequently if an event occurs or circumstances exist indicating the potential for impairment.  No events or circumstances indicating the potential for goodwill impairment were identified during either the nine months ended October 31, 2011 or the nine months ended October 31, 2010.

6.              LONG-TERM DEBT

The following table summarizes our long-term debt at October 31, 2011 and January 31, 2011:

	October 31,	January 31,
(in thousands)	2011	2011
Term loan facility - new credit agreement:
Gross loan	$598,500	$—
Unamortized debt discount	(2,790)	—
Other debt	3,193	—
Term loan facility - prior credit agreement	—	583,234
Total debt	598,903	583,234
Less: current maturities	6,208	—
Long-term debt	$592,695	$583,234

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

During the three months ended October 31, 2011, we incurred $0.5 million of fees to secure waivers of certain provisions of the Credit Agreement which allowed us to structure the financing for one of our business combinations in a favorable manner, $0.2 million of which were deferred and will be amortized over the remaining term of the Credit Agreement and $0.3 million of which were expensed as incurred.

As of October 31, 2011, the interest rate on the term loan was 4.50%.  Including the impact of the 0.50% original issuance term loan discount and the deferred debt issuance costs, the effective interest rate on our term loan was approximately 4.91% as of October 31, 2011.

We incurred interest expense on borrowings under our credit facilities of $6.9 million and $21.3 million during the three and nine months ended October 31, 2011, respectively, and $8.0 million and $18.3 million during the three and nine months ended October 31, 2010, respectively.  We also recorded amortization of our deferred debt issuance costs of $0.7 million and $2.1 million, reported within interest expense, during the three and nine months ended October 31, 2011, respectively.  We recorded $0.1 million and $0.2 million of amortization of the original issuance term loan discount during the three and nine months ended October 31, 2011, respectively, which is reported within interest expense.  We recorded amortization of our deferred debt issuance costs of $0.8 million and $2.0 million during the three and nine months ended October 31, 2010, respectively, inclusive of a $0.3 million write-off associated with an early $22.1 million term loan principal payment in May 2010.

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

Obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and certain foreign subsidiaries that have elected to be disregarded for U.S. tax purposes and are secured by security interests in substantially all of our and their assets, subject to certain exceptions detailed in the Credit Agreement and related ancillary documentation.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, and also contains a financial covenant that requires us to maintain a Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio until July 31, 2013 of no greater than 5.00 to 1.00 and thereafter of no greater than 4.50 to 1.00.

The Credit Agreement provides for customary events of default with corresponding grace periods.  Upon an event of default, all of our indebtedness under the Credit Agreement may be declared immediately due and payable, and the lenders’ commitments to provide loans under the Credit Agreement may be terminated.

The following table summarizes future scheduled principal payments on our term loan as of October 31, 2011:

(in thousands)
Years Ending January 31,	Amount
2012 (Remainder of year)	$1,500
2013	6,000
2014	6,000
2015	6,000
2016	6,000
2017 and thereafter	573,000
Total	$598,500

In connection with our August 2, 2011 Communications Intelligence business combination, we assumed approximately $3.3 million of development bank and government debt in the Americas region.  This debt is payable in periods through February 2017 and bears interest at varying rates.  As of October 31, 2011, the majority of this debt bears interest at an annual rate of 7.00%.  The carrying value of this debt was approximately $3.1 million at October 31, 2011.

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

The terms of the preferred stock provide that upon a fundamental change, as defined, the holders of the preferred stock have the right to require us to repurchase the preferred stock for 100% of the liquidation preference then in effect.  Therefore, the preferred stock has been classified as mezzanine equity on our condensed consolidated balance sheets as of October 31, 2011 and January 31, 2011, separate from permanent equity, because the occurrence of such a fundamental change, and thus a potential required repurchase of the preferred stock, however remote in likelihood, is not solely under our control.  Fundamental change events include the sale of substantially all of our assets and certain changes in beneficial ownership, board of directors’ composition, and business reorganizations.

We concluded that, as of October 31, 2011, the occurrence of a fundamental change and the associated potential required repurchase of the preferred stock were not probable.  We therefore did not adjust the carrying amount of the preferred stock to its redemption amount, which is its liquidation preference, at October 31, 2011.  Through October 31, 2011, cumulative, undeclared dividends on the preferred stock were $55.6 million and, as a result, the liquidation preference of the preferred stock was $348.6 million at that date.

At October 31, 2011, the preferred stock was convertible into approximately 10.7 million shares of our common stock.

8.              STOCKHOLDERS’ EQUITY

Treasury Stock

From time to time, our board of directors has approved limited programs to repurchase shares of our common stock from directors or officers upon the vesting of restricted stock or restricted stock units to facilitate required income tax withholding by us or the payment of required income taxes by such holders.  In addition, the terms of some of our equity award agreements with all grantees provide for automatic repurchases by us for the same purpose if a vesting-related tax event occurs at a time when the holder is not permitted to sell shares in the market. Any such repurchases of common stock occur at prevailing market prices and are recorded as treasury stock.  Our repurchases of common stock during the nine months ended October 31, 2011 and 2010 reflect any such activity.

During the nine months ended October 31, 2011, we acquired approximately 23,000 shares of treasury stock from certain executive officers and directors at a cost of $0.8 million.  During the nine months ended October 31, 2010, we acquired 157,000 shares of treasury stock from certain executive officers and directors at a cost of $4.1 million.  There were no purchases of treasury stock during the three months ended October 31, 2011, and purchases of treasury stock were not significant for the three months ended October 31, 2010.

Accumulated Other Comprehensive Loss

The following table summarizes, as of October 31, 2011 and January 31, 2011, the components of our accumulated other comprehensive loss.

	October 31,	January 31,
(in thousands)	2011	2011
Foreign currency translation losses, net	$(43,302)	$(41,829)
Unrealized losses on derivative financial instruments, net	(486)	(245)
Unrealized gains on available-for-sale marketable securities	5	5
Total accumulated other comprehensive loss	$(43,783)	$(42,069)

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

For the three months ended October 31, 2011, we recorded an income tax benefit of $0.7 million on pre-tax income of $9.2 million, which represents an effective tax rate of (7.6)%.  For the three months ended October 31, 2011 our effective tax rate was lower than the U.S. federal statutory rate of 35%.  The rate was decreased because we recorded a tax benefit associated with the partial release of a valuation allowance.

For the three months ended October 31, 2010, we recorded an income tax provision of $5.3 million on pre-tax income of $23.7 million, which represents an effective tax rate of 22.5%.  The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the level and mix of income and losses by jurisdiction. We recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, but we did not recognize a U.S. federal income tax benefit on losses incurred by certain domestic operations where we maintain valuation allowances.

For the nine months ended October 31, 2011, we recorded an income tax provision of $4.0 million on pre-tax income of $26.7 million, which represents an effective tax rate of 14.9%.  The effective tax rate is lower than the U.S. federal statutory rate of 35% primarily due to the mix and level of income and losses by jurisdiction, the recognition of unrecognized tax benefits and the partial release of a valuation allowance. We recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, however we did not recognize a U.S. federal income tax benefit on losses incurred by certain domestic operations because we maintain valuation allowances.

For the nine months ended October 31, 2010, we recorded an income tax provision of $10.5 million on pre-tax income of $25.7 million, which represents an effective tax rate of 41.0%.  The tax rate is higher than the U.S. federal statutory rate of 35%.  The rate was increased because pre-tax income in our profitable jurisdiction, where we record a tax provision, was substantially offset by our domestic losses where we maintain valuation allowances and did not record the related tax benefit.

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

We had unrecognized tax benefits of $35.0 million and $32.7 million (excluding interest and penalties) as of October 31, 2011 and January 31, 2011, respectively.  The accrued liabilities for interest and penalties were $8.5 million and $6.6 million at October 31, 2011 and January 31, 2011, respectively.  Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of October 31, 2011 and January 31, 2011, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate were approximately $29.7 million and $27.5 million, respectively.  We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  Further, we believe that it is reasonably possible that the total amount of unrecognized tax benefits at October 31, 2011 could decrease by approximately $4.6 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation.  Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes including the need for additional valuation allowances, and the recognition of tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate.  We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements.  We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis.  Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy.  We did not identify any transfers between levels of the fair value measurement hierarchy during the nine months ended October 31, 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of October 31, 2011 and January 31, 2011:

	October 31, 2011
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$7,138	$—	$—
Total assets	$7,138	$—	$—

Liabilities:
Foreign currency forward contracts	$—	$1,349	$—
Contingent consideration - business combination	—	—	34,623
Total liabilities	$—	$1,349	$34,623

	January 31, 2011
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$24,505	$—	$—
Foreign currency forward contracts	—	88	—
Total assets	$24,505	$88	$—

Liabilities:
Foreign currency forward contracts	$—	$1,886	$—
Contingent consideration - business combination	—	—	3,686
Total liabilities	$—	$1,886	$3,686

The following table presents the change in the estimated fair value of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended October 31, 2011 and 2010:

	Nine Months Ended October 31,
(in thousands)	2011	2010
Fair value measurement at beginning of period	$3,686	$—
Contingent consideration liability recorded for business combinations	33,704	3,224
Change in fair value recorded in operating expenses	1,340	223
Payments of contingent consideration	(4,107)	—
Fair value measurement at end of period	$34,623	$3,447

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

As of October 31, 2011 and January 31, 2011, the estimated fair values of our term loan borrowings were $585.0 million and $586.2 million, respectively.  The estimated fair value of our term loan is based upon the estimated bid and ask prices as determined by the agent responsible for the syndication of our term loan.

In connection with our August 2, 2011 Communications Intelligence business combination, we assumed approximately $3.3 million of development bank and government debt in the Americas region.  The carrying value of this debt was approximately $3.1 million at October 31, 2011, which approximates its fair value.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows.  These assets are recorded at fair value only when an impairment charge is recognized.  No such impairment charges were recorded during the nine months ended October 31, 2011 and 2010.

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

Interest Rate Swap Agreement

In May 2007, concurrently with entry into our Prior Credit Agreement, we executed a pay-fixed/ receive-variable interest rate swap agreement with a high credit-quality multinational financial institution to mitigate a portion of the risk associated with variable interest rates on the associated term loan.  We recorded losses of $3.1 million on the interest rate swap for the nine months ended October 31, 2010.  In July 2010, we terminated this interest rate swap agreement.

The interest rate swap agreement was not designated as a hedging instrument under derivative accounting guidance, and gains and losses from changes in its fair value were therefore reported in other income (expense), net.

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consist only of foreign currency forward contracts with notional amounts of $52.7 million and $51.1 million as of October 31, 2011 and January 31, 2011, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments as of October 31, 2011 and January 31, 2011 were as follows:

	October 31, 2011
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$593
Total derivative financial instruments designated as hedging instruments		$—		$593

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$756
Total derivative financial instruments not designated as hedging instruments		$—		$756

	January 31, 2011
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$88	Accrued expenses and other liabilities	$396
Total derivative financial instruments designated as hedging instruments		$88		$396

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$1,490
Total derivative financial instruments not designated as hedging instruments		$—		$1,490

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as hedging instruments as of October 31, 2011 and January 31, 2011, and for the three and nine months ended October 31, 2011 and 2010 were as follows:

	Net Losses Recognized in Accumulated Other Comprehensive Loss		Classification of Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into the Condensed Consolidated	Gains (Losses) Reclassified from Accumulated Other Comprehensive Loss into the Condensed Consolidated Statements of Operations
	October 31,	January 31,	Statements of	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2011	2011	Operations	2011	2010	2011	2010
Foreign currency forward contracts	$(486)	$(245)	Operating Expenses	$(607)	$159	$1,179	$107

There were no gains or losses from ineffectiveness of these hedges recorded for the three and nine months ended October 31, 2011 and 2010.  All of the foreign currency forward contracts underlying the $0.5 million of net losses recorded in Accumulated Other Comprehensive Loss at October 31, 2011 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and nine months ended October 31, 2011 and 2010 were as follows:

	Classification in Condensed	Three Months Ended		Nine Months Ended
	Consolidated Statements of	October 31,		October 31,
(in thousands)	Operations	2011	2010	2011	2010
Interest rate swap agreement	Other income (expense), net	$—	$—	$—	$(3,102)
Foreign currency forward contracts	Other income (expense), net	682	(924)	(1,225)	(1,169)
Total		$682	$(924)	$(1,225)	$(4,271)

12.       STOCK-BASED COMPENSATION

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and nine months ended October 31, 2011 and 2010:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2011	2010	2011	2010
Cost of revenue - product	$246	$483	$686	$1,349
Cost of revenue - service and support	519	1,174	1,675	3,952
Research and development, net	657	1,731	2,243	6,033
Selling, general and administrative	5,228	9,702	16,237	27,761
Total stock-based compensation expense	$6,650	$13,090	$20,841	$39,095

Total stock-based compensation expense by classification was as follows for the three and nine months ended October 31, 2011 and 2010:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2011	2010	2011	2010
Equity-classified awards	$5,571	$7,220	$17,211	$22,856
Liability-classified awards	1,079	5,870	3,630	16,239
Total stock-based compensation expense	$6,650	$13,090	$20,841	$39,095

Our liability-classified awards include our phantom stock awards, the values of which track the market price of our common stock and are therefore subject to volatility, and which are settled with cash payments equivalent to the market value of our common stock upon vesting.  Awards under our stock bonus program, which are settled with a variable number of shares of common stock determined using a discounted average price of our common stock, as defined in the program, are also liability-classified awards.  Upon settlement of liability-classified awards with equity, compensation expense associated with those awards is reported within equity-classified awards in the table above.

The decrease in stock-based compensation expense in the three and nine months ended October 31, 2011, compared to the corresponding periods in the prior year, resulted primarily from lower average amounts of outstanding restricted stock units and a significant decrease in outstanding phantom stock awards.

Stock Options

We have generally not granted stock options subsequent to January 31, 2006. However, in connection with our acquisition of Vovici on August 4, 2011, stock options to purchase Vovici common stock were converted into stock options to purchase approximately 42,000 shares of our common stock.  Additionally, in connection with our acquisition of Witness on May 25, 2007, stock options to purchase Witness common stock were converted into stock options to purchase approximately 3.1 million shares of our common stock.

The fair values of the options granted in connection with the acquisition of Vovici were estimated using a Black-Scholes option pricing model with the weighted-average assumptions presented in the following table:

Expected life (in years)	5.43
Risk-free interest rate	1.26%
Expected volatility	50.40%
Dividend yield	0%

Based on the above assumptions, the weighted-average fair value of the stock options granted in connection with the acquisition of Vovici was $22.97 per option on the date of acquisition.

Stock option exercises had been suspended during our extended filing delay period.  Following our completion of certain delayed SEC filings in June 2010, stock option holders were permitted to resume exercising vested stock options.  During the three and nine months ended October 31, 2011, approximately 55,000 and 487,000 common shares were issued pursuant to stock option exercises, respectively, for total proceeds of $1.0 million and $9.7 million, respectively. During the three and nine months ended October 31, 2010, approximately 969,000 and 1,695,000 common shares were issued pursuant to stock option exercises, respectively, for total proceeds of $19.0 million and $30.9 million, respectively.  As of October 31, 2011, we had approximately 1.3 million stock options outstanding, of which all but 34,000 were exercisable as of such date.

Restricted Stock Awards and Restricted Stock Units

We periodically award shares of restricted stock, as well as restricted stock units, to our directors, officers, and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting.

During the nine months ended October 31, 2011, we granted 0.9 million restricted stock units, substantially all of which were granted during the three months ended April 30, 2011.  During the nine months ended October 31, 2010, we granted 1.0 million combined restricted stock awards and restricted stock units, all of which were granted during the three months ended April 30, 2010.  Forfeitures of restricted stock awards and restricted stock units were not significant during these periods.  As of October 31, 2011 and 2010, we had 1.5 million restricted stock units and 1.9 million combined restricted stock awards and stock units outstanding, respectively, with weighted-average grant date fair values of $30.22 and $17.23 per unit or per share, respectively.

As of October 31, 2011, there was approximately $24.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.6 years.

Phantom Stock Units

We have issued phantom stock units to certain non-officer employees that settle, or are expected to settle, with cash payments upon vesting.  Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

Phantom stock units granted during the nine months ended October 31, 2011 were not significant.  During the nine months ended October 31, 2010, we granted 0.2 million phantom stock units, all of which were granted during the three months ended April 30, 2010.  Forfeitures of awards in each period were not significant.  Total cash payments made upon vesting of phantom stock units were $10.3 million for the nine months ended October 31, 2011, of which an insignificant amount was paid during the three months ended October 31, 2011.  Total cash payments made upon vesting of phantom stock units were $6.6 million and $22.4 million for the three and nine months ended October 31, 2010, respectively.  The total accrued liabilities for phantom stock units were $1.8 million and $9.8 million as of October 31, 2011 and January 31, 2011, respectively.

Stock Bonus Program

In September 2011, our board of directors approved, and in December 2011 revised, a Stock Bonus Program under which eligible employees may receive a portion of their bonus for the year or for the fourth quarter (depending on the employee’s bonus plan) in the form of fully vested shares of our common stock.  As of the date hereof, executive officers are not eligible to participate in this program.  This program is subject to annual funding approval by our board of directors and an annual cap on the number of shares that can be issued.  Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-day trailing average price of our common stock when the awards are calculated, reduced by a discount to be determined by the board of directors each year.  For the year ending January 31, 2012, our board of directors has approved up to 150,000 shares of common stock for awards under this program and a discount of 20%.  To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will revert to being paid in cash.  Shares of common stock earned under this program for the year ending January 31, 2012 are expected to be issued during the first half of the year ending January 31, 2013.  All shares of common stock awarded pursuant to this program will be issued under one of our stockholder-approved equity incentive plans.

13.       OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following for the three and nine months ended October 31, 2011 and 2010:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2011	2010	2011	2010
Foreign currency gains (losses), net	$(1,233)	$2,763	$2,554	$94
Gains (losses) on derivative financial instruments, net	682	(924)	(1,225)	(4,271)
Other, net	(762)	320	(892)	190
Total other income (expense), net	$(1,313)	$2,159	$437	$(3,987)

14.       LEGAL PROCEEDINGS

On March 26, 2009, a motion to approve a class action lawsuit (the “Labor Motion”), and the class action lawsuit itself (the “Labor Class Action”) (Labor Case No. 4186/09), were filed against our subsidiary, Verint Systems Limited (“VSL”), by a former employee of VSL, Orit Deutsch, in the Tel Aviv Labor Court.  Ms. Deutsch purports to represent a class of our employees and ex-employees who were granted options to buy shares of Verint and to whom allegedly damages were caused as a result of the blocking of the ability to exercise Verint options by our employees or ex-employees.  The Labor Motion and the Labor Class Action both claim that we are responsible for the alleged damages due to our status as employer and that the blocking of Verint options from being exercised constitutes a default of the employment agreements between the members of the class and VSL.  The Labor Class Action seeks compensatory damages for the entire class in an unspecified amount.  On July 9, 2009, we filed a motion for summary dismissal and alternatively for the stay of the Labor Motion.  A preliminary session was held on July 12, 2009.  Ms. Deutsch filed her response to our response on November 10, 2009. On February 8, 2010, the Tel Aviv Labor Court dismissed the case for lack of material jurisdiction and ruled that it will be transferred to the District Court in Tel Aviv.  On October 11, 2011 the District Court in Tel Aviv ordered a stay of proceedings until legal proceedings in the United States with respect to related shareholder claims against Comverse are concluded.  The parties are expected to update the District Court on any developments in the cases no later than April 4, 2012.  As of October 31, 2011, no amount has been accrued for this matter as we were not able to estimate the probability or amount of any potential loss at that date.

From time to time we or our subsidiaries may be involved in legal proceedings and/or litigation arising in the ordinary course of our business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any current claims will have a material effect on our consolidated financial position, results of operations, or cash flows.

15.       SEGMENT INFORMATION

We conduct our business in three operating segments - Enterprise Intelligence Solutions (“Enterprise Intelligence”), Video Intelligence Solutions (“Video Intelligence”), and Communications Intelligence and Investigative Solutions (“Communications Intelligence”).  These segments also represent our reportable segments.  Our Enterprise Intelligence segment was previously referred to as our Workforce Optimization segment.

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

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the nine months ended October 31, 2011 and 2010.  The allocation of goodwill and acquired intangible assets by operating segment appears in Note 5, “Intangible Assets and Goodwill”.

Operating results by segment for the three and nine months ended October 31, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands)	2011	2010	2011	2010

Revenue:
Enterprise Intelligence
Segment revenue	$117,136	$106,473	$320,059	$298,148
Revenue adjustment	(2,824)	—	(2,824)	—
	114,312	106,473	317,235	298,148
Video Intelligence
Segment revenue	33,093	30,611	104,030	99,216
Revenue adjustment	(852)	—	(1,814)	—
	32,241	30,611	102,216	99,216
Communications Intelligence
Segment revenue	54,346	49,557	152,739	142,566
Revenue adjustment	(1,535)	—	(1,535)	—
	52,811	49,557	151,204	142,566

Total revenue	$199,364	$186,641	$570,655	$539,930

Segment contribution:
Enterprise Intelligence	$49,941	$52,077	$139,077	$139,821
Video Intelligence	7,633	7,627	25,982	30,007
Communications Intelligence	14,960	23,307	48,423	57,853
Total segment contribution	72,534	83,011	213,482	227,681

Unallocated expenses, net:
Amortization of other acquired intangible assets	9,368	7,632	25,664	22,762
Stock-based compensation	6,650	13,090	20,841	39,095
Other unallocated expenses	38,234	31,896	108,451	115,614
Total unallocated expenses, net	54,252	52,618	154,956	177,471
Operating income	18,282	30,393	58,526	50,210
Other expense, net	(9,065)	(6,673)	(31,808)	(24,503)
Income before provision for income taxes	$9,217	$23,720	$26,718	$25,707

The revenue adjustments reflected for each segment result from certain deferred revenue of acquired companies which is not recognizable in our GAAP revenue under accounting standards for business combinations.  We include this additional revenue within our segment revenue because it better reflects our ongoing maintenance and service revenue stream.

16.  SUBSEQUENT EVENTS

In November 2011, we acquired technology and other assets in two separate transactions that both qualify as business combinations, for use in our Communications Intelligence and Enterprise Intelligence operating segments.  Combined consideration for these acquisitions, including potential future contingent consideration, will be less than $10 million.  The impacts of these acquisitions will not be material to our condensed consolidated financial statements.

In November 2011, we executed a lease agreement for a new facility in the Americas region. This new facility will be occupied in connection with the expiration of our existing facility lease in the area at the end of November 2012. The lease term extends through September 2026. The aggregate minimum lease commitment over the term of this new lease, excluding operating expenses, is approximately $36.1 million.

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

In the enterprise market, our Enterprise Intelligence solutions help organizations enhance customer service operations in contact centers, branches, and back-office environments to increase customer satisfaction, reduce operating costs, identify revenue opportunities, and improve profitability.  In the security intelligence market, our video intelligence, public safety, and communications intelligence solutions are vital to government and commercial organizations in their efforts to protect people and property and neutralize terrorism and crime.

Recent Developments

During the three months ended October 31, 2011, we completed three business combinations. Further details regarding these transactions appear in Note 4, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

In November 2011, we acquired technology and other assets in two separate transactions for consideration of less than $10 million and we executed a lease agreement for a new facility in the Americas region.  Further details regarding these transactions appear in Note 16, “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

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

•                  Contingencies;

•                  Accounting for stock-based compensation; and

•                  Allowance for doubtful accounts.

Except for the changes to our critical accounting policies and estimates discussed below, we do not believe that there were any significant changes in our critical accounting policies and estimates during the nine months ended October 31, 2011.

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

Results of Operations

Financial Overview

The following table sets forth a summary of certain key financial information for the three and nine months ended October 31, 2011 and 2010:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2011	2010	2011	2010
Revenue	$199,364	$186,641	$570,655	$539,930
Operating income	$18,282	$30,393	$58,526	$50,210
Net income attributable to Verint Systems Inc. common shares	$5,704	$13,582	$8,811	$1,892
Net income per share attributable to Verint Systems Inc.:
Basic	$0.15	$0.38	$0.23	$0.06
Diluted	$0.15	$0.36	$0.22	$0.05

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010.  Our revenue increased approximately 7%, or $12.7 million, to $199.3 million in the three months ended October 31, 2011 from $186.6 million in the three months ended October 31, 2010.  The increase was due to revenue increases in our Enterprise Intelligence, Video Intelligence, and Communications Intelligence segments. In our Enterprise Intelligence segment, revenue increased $7.8 million, or 7%.  The increase was primarily due to a $5.6 million increase in service revenue due primarily to an increase in our customer install base and the related support revenue generated from this customer base during the three months ended October 31, 2011 and, to a lesser extent, acquisitions in our Enterprise Intelligence segment (primarily Vovici) during the three months ended October 31, 2011.  In addition, our product revenue in our Enterprise Intelligence segment increased $2.2 million as a result of continued growth of sales to new and existing customers.  We also continue to see expansion of our implementation services revenue due to the growth of our professional services organization to meet the demands of our customer base.  In our Video Intelligence segment, revenue increased $1.6 million, or 5%, primarily due to increased product deliveries to customers, partially offset by a reduction in revenue recognized from prior fiscal years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several quarters or years due to the prior business practice of providing implied PCS to Video Intelligence customers for which VSOE did not exist.  Revenue in our Communications Intelligence segment increased approximately $3.2 million, or 7%, due to a $5.0 million increase in service revenue primarily due to an increase in our customer install base and the related support revenue generated from this customer base and the progress realized during the current-year period on certain large projects, some of which commenced in the previous fiscal year, which resulted in an increase in service revenue during the three months ended October 31, 2011 compared to the three months ended October 31, 2010.  This was partially offset by a decrease in product revenue of $1.7 million due to an increase in projects requiring customized implementation services, some of which have a lower portion of the fee attributable to product revenue, during the three months ended October 31, 2011 compared to the three months ended October 31, 2010. For more details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, EMEA, and the Asia-Pacific region (“APAC”) represented approximately 54%, 28%, and 18% of our total revenue, respectively, in the three months ended October 31, 2011 compared to approximately 49%, 26%, and 25%, respectively, in the three months ended October 31, 2010.

Operating income decreased $12.1 million to $18.3 million in the three months ended October 31, 2011 from $30.4 million in the three months ended October 31, 2010.  The decrease in operating income was primarily due to an increase in operating expenses of $13.7 million to $111.0 million, from $97.3 million, partially offset by an increase in gross profit of $1.5 million to $129.2 million, from $127.7 million.  The increase in operating expenses is primarily due to a $9.1 million increase in research and development costs, net, which was primarily attributable to an increase in employee headcount as well as an increase due to the impact of the weakening U.S. dollar against the Israeli shekel and Canadian dollar on research and development wages in our Israeli and Canadian research and development facilities, and a $8.7 million increase in selling, general and administrative costs primarily attributable to increases in employee compensation and related expenses and employee travel expenses of approximately $8.2 million and $1.4 million, respectively, due to an increase in headcount, and an increase of $2.0 million of costs associated with business combinations, consisting primarily of legal and other professional fees.  These increases were partially offset by a $4.5 million decrease in stock-based compensation primarily due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards and lower average amounts of outstanding restricted stock units compared to the three months ended October 31, 2010.  The $1.5 million increase in gross profit was primarily due to product margin expansion in our Enterprise Intelligence segment as a result of a favorable product mix.

Net income attributable to Verint Systems Inc. common shares was $5.7 million and diluted net income per common share was $0.15 in the three months ended October 31, 2011 compared to net income attributable to Verint Systems Inc. common shares of $13.6 million and diluted net income per common share of $0.36 in the three months ended October 31, 2010.  The decrease in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the three months ended October 31, 2011 was due to a $12.1 million decrease in operating income, as described above, and a $3.5 million increase in total other expense, net, which was primarily due to a $4.0 million increase in foreign currency losses arising from transactions denominated in currencies other than the functional currencies of our subsidiaries, and a $1.1 million increase in other expenses, net, partially offset by a $1.6 million decrease in losses on derivative financial instruments, net, a $1.0 million decrease in interest expense attributable to a lower interest rate on our borrowings associated with our new Credit Agreement, a $0.7 million decrease in net income attributable to noncontrolling interest, and a $6.0 million decrease in the provision for income taxes.  For additional information on other expenses, net, and the provision for income taxes, see “Other Income (Expense), Net,” and “Provision for (Benefit from) Income Taxes” below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenues and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the three months ended October 31, 2011 to average exchange rates for the three months ended October 31, 2010, the U.S. dollar weakened relative to the British pound sterling, euro, Israeli shekel, Canadian dollar, Australian dollar, and Singapore dollar, which are the major foreign currencies in which we transacted, resulting in increases in our revenue, cost of revenue and operating expenses on a dollar-denominated basis.  For the three months ended October 31, 2011, had foreign exchange rates remained unchanged from rates in effect for the three months ended October 31, 2010, our revenue would have been approximately $1.4 million lower and our cost of revenue and operating expenses would have been approximately $1.9 million lower, which would have resulted in approximately $0.5 million of higher operating income.

As of October 31, 2011, we employed approximately 3,100 people, including part-time employees and certain contractors, compared to approximately 2,700 as of October 31, 2010.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Our revenue increased approximately 6%, or $30.7 million, to $570.7 million in the nine months ended October 31, 2011 from $539.9 million in the nine months ended October 31, 2010.  In our Enterprise Intelligence segment, revenue increased $19.1 million, or 6%, The increase was primarily due to a $20.6 million increase in service revenue due primarily to an increase in our customer install base and the related support revenue generated from this customer base during the nine months ended October 31, 2011 and, to a lesser extent, the acquisitions in our Enterprise Intelligence segment during the three months ended October 31, 2011 (primarily Vovici). We continue to see expansion of our implementation services revenue due to the growth of our professional services organization to meet the demands of our customer base.  The increase in service revenue was partially offset by a $1.5 million decrease in product revenue due, in part, to decreased product deliveries during the nine months ended October 31, 2011 due to stronger than expected product revenue in the three months ended January 31, 2011, which adversely impacted product revenue in the nine months ended October 31, 2011.  In our Communications Intelligence segment, revenue increased $8.6 million, or 6%, primarily due to an increase in our customer install base and the related support revenue generated from this customer install base, and the progress realized during the current-year period on certain large projects, some of which commenced in the previous fiscal year, which resulted in an increase in service revenue during the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010.  The increase in service revenue was partially offset by a decrease in product revenue primarily due to an increase in projects requiring customized implementation services, some of which have a lower portion of the fee attributable to product revenue, during the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010.  In our Video Intelligence segment, revenue increased $3.0 million, or 3%, primarily due to increased product deliveries to customers compared to the prior year and recognition of revenue associated with the completion of an implementation of a project for a large customer during the nine months ended October 31, 2011 compared to the prior year, offset by a reduction in revenue recognized from prior fiscal years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several quarters or years due to the prior business practice of providing implied PCS to Video Intelligence customers for which VSOE did not exist.  For more details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, EMEA, and

APAC represented approximately 53%, 27%, and 20% of our total revenue, respectively, in the nine months ended October 31, 2011 compared to approximately 52%, 26%, and 22%, respectively, in the nine months ended October 31, 2010.

Operating income was $58.5 million in the nine months ended October 31, 2011 compared to operating income of $50.2 million in the nine months ended October 31, 2010.  The increase in operating income was primarily due to an increase in gross profit of $13.3 million to $376.1 million, from $362.8 million, offset by an increase in operating expenses of $5.0 million to $317.6 million, from $312.6 million.  The increase in gross profit was primarily due to product margin expansion in our Enterprise Intelligence segment as a result of a favorable product mix.  The increase in operating expenses was primarily due to a $9.1 million increase in research and development costs, net, due primarily to an increase in employee headcount as well as an increase due to the impact of the weakening U.S. dollar against the Israeli shekel and Canadian dollar on research and development wages in our Israeli and Canadian research and development facilities, partially offset by a $5.0 million decrease in selling, general and administrative expenses.  The $5.0 million decrease is primarily due a $26.1 million decrease in professional fees, excluding fees associated with business combinations, following the completion of our restatement of previously filed financial statements and the conclusion of our extended filing delay period in June 2010, an $11.5 million decrease in stock-based compensation primarily due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards, and lower average amounts of outstanding restricted stock units compared to the nine months ended October 31, 2010.  These decreases were partially offset by increases of $18.0 million in employee compensation and related expenses, a $3.3 million increase in employee travel expenses, both of which were due to an increase in headcount, a $1.6 million increase in facilities expenses as a result of current year acquisitions, and a $1.7 million increase in sales and marketing costs.  In addition, costs associated with business combinations increased by $6.9 million, primarily due to a $1.1 million increase in the change in fair value of contingent consideration arrangements and $4.8 million of higher legal and other professional fees, resulting principally from business combinations which closed during the three months ended October 31, 2011.  Further discussion surrounding our business combinations appears in Note 4, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

Net income attributable to Verint Systems Inc. common shares was $8.8 million and diluted net income per common share was $0.22 in the nine months ended October 31, 2011 compared to net income attributable to Verint Systems Inc. common shares of $1.9 million and diluted net income per common share of $0.05 in the nine months ended October 31, 2010.  The increase in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the nine months ended October 31, 2011 was due to our increased operating income, as described above, partially offset by $7.3 million of higher other expense, net, which was primarily driven by an $8.1 million loss on extinguishment of debt recorded in connection with the termination of our prior credit facility during the nine months ended October 31, 2011 and a $3.7 million increase in interest expense due to a higher interest rate on our borrowings associated with a July 2010 amendment to our Prior Credit Agreement as compared to our new Credit Agreement, which was effective April 2011, offset by a $4.4 million decrease in other expense, net, due primarily to a $3.0 million increase in gains on derivative financial instruments, net and a $2.5 million increase in foreign currency gains, net, arising from transactions denominated in currencies other than functional currencies of our subsidiaries, offset by a $1.1 million increase in other expenses, net, and a $6.6 million decrease in the provision for income taxes. For additional information on other expenses, net and the provision for income taxes, see “Other Income (Expense), Net” and “Provision for (Benefit from) Income Taxes” below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenues and operating expenses are affected by fluctuations in applicable foreign currency exchange rates as noted above.  When comparing average exchange rates for the nine months ended October 31, 2011 to average exchange rates for the nine months ended October 31, 2010, the U.S. dollar weakened relative to the British pound sterling, euro, Israeli shekel, Canadian dollar, Australian dollar, Singapore dollar and Brazilian real, which are the major foreign currencies in which we transacted, resulting in increases in our revenue, cost of revenue and operating expenses on a dollar-denominated basis.  For the nine months ended October 31, 2011, had foreign exchange rates remained unchanged from rates in effect for the nine months ended October 31, 2010, our revenue would have been approximately $12.1 million lower and our cost of revenue and operating expenses would have been approximately $11.7 million lower, which would have resulted in approximately $0.4 million of lower operating income.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the three and nine months ended October 31, 2011 and 2010:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2011	2010	2011 - 2010	2011	2010	2011 - 2010
Enterprise Intelligence	$114,312	$106,473	7%	$317,235	$298,148	6%
Video Intelligence	32,241	30,611	5%	102,216	99,216	3%
Communications Intelligence	52,811	49,557	7%	151,204	142,566	6%
Total revenue	$199,364	$186,641	7%	$570,655	$539,930	6%

Enterprise Intelligence Segment

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010.  Enterprise Intelligence revenue increased approximately 7%, or $7.8 million, to $114.3 million in the three months ended October 31, 2011 from $106.5 million in the three months ended October 31, 2010.  The increase was primarily due to a $5.6 million increase in service revenue due primarily to an increase in our customer install base and the related support revenue generated from this customer base during the three months ended October 31, 2011 and, to a lesser extent, acquisitions in our Enterprise Intelligence segment (primarily Vovici) during the three months ended October 31, 2011.  In addition, our product revenue increased by $2.2 million as a result of continued growth of sales to existing and new customers. We continue to see expansion of our implementation services revenue due to the growth of our professional services organization to meet the demands of our customer base.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Enterprise Intelligence revenue increased approximately 6%, or $19.1 million, to $317.2 million in the nine months ended October 31, 2011 from $298.1 million in the nine months ended October 31, 2010.  The increase was primarily due to a $20.6 million increase in service revenue due primarily to an increase in our customer install base and the related support revenue generated from this customer base during the nine months ended October 31, 2011 and, to a lesser extent, acquisitions in our Enterprise Intelligence segment (primarily Vovici) during the three months ended October 31, 2011. We continue to see expansion of our implementation services revenue due to the growth of our professional services organization to meet the demands of our customer base.   The increase in service revenue was partially offset by a $1.5 million decrease in product revenue due, in part, to decreased product deliveries during the nine months ended October 31, 2011 due to stronger than expected product revenue in the three months ended January 31, 2011, which adversely impacted product revenue in the nine months ended October 31, 2011.

Video Intelligence Segment

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010.  Video Intelligence revenue increased approximately 5%, or $1.6 million, to $32.2 million in the three months ended October 31, 2011 from $30.6 million in the three months ended October 31, 2010.  The increase was primarily due to a $2.9 million increase in product revenue attributable to an increase in product deliveries to customers, partially offset by a reduction in revenue recognized from prior years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several quarters or years due to the prior business practice of providing implied PCS to Video Intelligence customers for which VSOE did not exist.  The increase in product revenue was partially offset by a $1.3 million decrease in service revenue due to a reduction in service revenue recognized from prior years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several quarters or years due to the prior business practice of providing implied PCS to Video Intelligence customers for which VSOE did not exist.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Video Intelligence revenue increased approximately 3%, or $3.0 million, to $102.2 million in the nine months ended October 31, 2011 from $99.2 million in the nine months ended October 31, 2010.  The increase was primarily due to a $6.8 million increase in product revenue attributable to an increase in product deliveries to customers and recognition of revenue associated with the completion of an implementation of a project for a large customer during the three months ended October 31, 2011, partially offset by a reduction in revenue recognized from prior years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several quarters or years due to the prior business practice of providing implied PCS to Video Intelligence customers for which VSOE did not exist.  The increase in product revenue was partially offset by a $3.8 million decrease in service revenue due to a reduction in service revenue recognized from prior years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several quarters or years due to the prior business practice of providing implied PCS to Video Intelligence customers for which VSOE did not exist.

Communications Intelligence Segment

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010.  Communications Intelligence revenue increased approximately 7%, or $3.3 million, to $52.8 million in the three months ended October 31, 2011 from $49.5 million in the three months ended October 31, 2010.  Service revenue increased $5.0 million primarily due to an increase in our customer install base and the related support revenue generated from this customer base and the progress realized during the current-year period on certain large projects, some of which commenced in the previous fiscal year, which resulted in an increase in service revenue during the three months ended October 31, 2011 compared to the three months ended October 31, 2010.  This was partially offset by a decrease in product revenue of $1.7 million due to an increase in projects requiring customized implementation services, some of which have a lower portion of the fee attributable to product revenue, during the three months ended October 31, 2011 compared to the three months ended October 31, 2010.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Communications Intelligence revenue increased approximately 6%, or $8.6 million, to $151.2 million in the nine months ended October 31, 2011 from $142.5 million in the nine months ended October 31, 2010.  This increase was primarily due to a $12.0 million increase in service revenue primarily attributable to an increase in our customer install base and the related support revenue generated from this customer install base, and the progress realized during the current-year period on certain large projects, some of which commenced in the previous fiscal year, which resulted in an increase in service revenue during the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010.  The increase in service revenue was partially offset by a $3.4 million decrease in product revenue primarily due to an increase in projects requiring customized implementation services, some of which have a lower portion of the fee attributable to product revenue, during the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010.

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

The following table sets forth revenue for products and service and support for the three and nine months ended October 31, 2011 and 2010:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2011	2010	2011 - 2010	2011	2010	2011 - 2010
Product revenue	$101,164	$97,769	3%	$284,865	$282,942	1%
Service and support revenue	98,200	88,872	10%	285,790	256,988	11%
Total revenue	$199,364	$186,641	7%	$570,655	$539,930	6%

Product Revenue

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010.  Product revenue increased approximately 3%, or $3.4 million, to $101.2 million in the three months ended October 31, 2011 from $97.8 million in the three months ended October 31, 2010 due to increases in product revenue in our Enterprise Intelligence and Video Intelligence segments of $2.2 million and $2.9 million, respectively, offset by a $1.7 million decrease in product revenue in our Communications Intelligence segment.  For additional information see “— Revenue by Operating Segment”.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Product revenue increased approximately 1%, or $1.9 million, to $284.8 million in the nine months ended October 31, 2011 from $282.9 million in the nine months ended October 31, 2010 due to a $6.8 million increase in product revenue in our Video Intelligence segment, offset by decreases in product revenue in our Enterprise Intelligence and Communications Intelligence segments of $1.5 million and $3.4 million, respectively.  For additional information see “— Revenue by Operating Segment”.

Service and Support Revenue

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010.  Service and support revenue increased approximately 10%, or $9.3 million, to $98.2 million for the three months ended October 31, 2011 from $88.9 million for the three months ended October 31, 2010.  The increase was primarily attributable to increases of $5.6 million and $5.0 million in our Enterprise Intelligence and Communications Intelligence segments, respectively, For additional information see “— Revenue by Operating Segment”.  These increases were partially offset by a $1.3 million decrease in our Video Intelligence segment, primarily due to a reduction in revenue recognized from prior years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several quarters or years due to the prior business practice of providing implied PCS to Video Intelligence customers for which VSOE did not exist.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Service and support revenue increased approximately 11%, or $28.8 million, to $285.8 million for the nine months ended October 31, 2011 from $257.0 million for the nine months ended October 31, 2010.  The increase was primarily attributable to increases of $20.6 million and $12.0 million in our Enterprise Intelligence and Communications Intelligence segments, respectively, partially offset by a $3.8 million decrease in our Video Intelligence segment.  For additional information see “— Revenue by Operating Segment”.

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the three and nine months ended October 31, 2011 and 2010:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2011	2010	2011 - 2010	2011	2010	2011 - 2010
Product cost of revenue	$33,623	$26,615	26%	$89,368	$83,333	7%
Service and support cost of revenue	33,091	30,070	10%	96,469	87,052	11%
Amortization of acquired technology	3,425	2,256	52%	8,760	6,709	31%
Total cost of revenue	$70,139	$58,941	19%	$194,597	$177,094	10%

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

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010.  Product cost of revenue increased approximately 26% to $33.6 million in the three months ended October 31, 2011 from $26.6 million in the three months ended October 31, 2010.  Our overall product gross margins decreased to 67% in the three months ended October 31, 2011 from 73% in the three months ended October 31, 2010 primarily as a result of a decrease in product gross margins in our Communications Intelligence segment, offset by increases in product gross margins in our Enterprise Intelligence and Video Intelligence segments.  Product gross margins in our Communications Intelligence segment decreased to 55% for the three months ended October 31, 2011 from 77% in the three months ended October 31, 2010 as a result of higher profit margins on projects recognized in the three months ended October 31, 2010 as compared to the three months ended October 31, 2011 as a result of a change in project mix.  Product gross margins in our Video Intelligence segment increased to 56% in the three months ended October 31, 2011 from 53% in the three months ended October 31, 2010 primarily due to a change in product mix.  Product gross margins in our Enterprise Intelligence segment increased to 90% in the three months ended October 31, 2011 from 89% in the three months ended October 31, 2010 as a result of a favorable product mix.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Product cost of revenue increased approximately 7%, to $89.3 million in the nine months ended October 31, 2011 from $83.3 million in the nine months ended October 31, 2010.  Our overall product gross margins decreased to 69% in the nine months ended October 31, 2011 from 71% in the nine months ended October 31, 2010.  Product gross margins in our Communications Intelligence segment decreased to 63% for the nine months ended October 31, 2011 from 73% in the nine months ended October 31, 2010 as a result of higher profit margins on projects recognized in the nine months ended October 31, 2010 as compared to the nine months ended October 31, 2011 as a result of a change in project mix.  Product gross margins in our Enterprise Intelligence segment increased to 90% in the nine months ended October 31, 2011 from 86% in the nine months ended October 31, 2010 as a result of a favorable product mix.  Product gross margins in our Video Intelligence segment increased to 57% in the nine months ended October 31, 2011 from 56% in the nine months ended October 31, 2010 primarily due to a change in product mix.

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

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010.  Service and support cost of revenue increased approximately 10% to $33.1 million in the three months ended October 31, 2011 from $30.1 million in the three months ended October 31, 2010.  Employee compensation and related expenses increased $3.6 million primarily in our Enterprise Intelligence segment due to an increase in employee headcount required to deliver the increased implementation services.  Our overall service and support gross margins remained consistent at 66% in the three months ended October 31, 2011 and 2010.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010.  Service and support cost of revenue increased approximately 11% to $96.5 million in the nine months ended October 31, 2011 from $87.1 million in the nine months ended October 31, 2010.  Employee compensation and related expenses increased $10.2 million primarily in our Enterprise

Intelligence segment due to an increase in employee headcount required to deliver the increased implementation services.  Our overall service and support gross margins remained consistent at 66% in the nine months ended October 31, 2011 and 2010.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010.  Amortization of acquired technology increased approximately 52% to $3.4 million in the three months ended October 31, 2011, from $2.3 million in the three months ended October 31, 2010, primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the three months ended October 31, 2011.  Further discussion regarding our business combinations appears in Note 4, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010.  Amortization of acquired technology increased approximately 31% to $8.7 million in the nine months ended October 31, 2011, from $6.7 million in the nine months ended October 31, 2010 primarily, due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the nine months ended October 31, 2011.  Further discussion regarding our business combinations appears in Note 4, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

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

The following table sets forth research and development expenses, net of reimbursements, for the three and nine months ended October 31, 2011 and 2010:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2011	2010	2011 - 2010	2011	2010	2011 - 2010
Research and development, net	$28,464	$24,063	18%	$81,640	$72,544	13%

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010.  Research and development, net increased approximately 18%, or $4.4 million, to $28.5 million in the three months ended October 31, 2011 from $24.1 million in the three months ended October 31, 2010.  Employee compensation and related expenses increased approximately $4.2 million due to an increase in employee headcount as well as an increase due to the impact of the weakening U.S. dollar against the Israeli shekel and Canadian dollar on research and development wages in our Israeli and Canadian research and development facilities, as well as a $0.5 million increase in contractor costs.  The increases were offset by a decrease in stock-based compensation of $1.1 million due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards compared to the nine months ended October 31, 2010 and lower average amounts of outstanding restricted stock units, in each case associated with our research and development employees.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Research and development, net increased approximately 13%, or $9.1 million, to $81.6 million in the nine months ended October 31, 2011 from $72.5 million in the nine months ended October 31, 2010.  Employee compensation and related expenses increased $9.9 million, which was attributable to an increase in employee headcount as well as an increase due to the impact of the weakening U.S. dollar against the Israeli shekel and Canadian dollar on research and development wages in our Israeli and Canadian research and development facilities.  Also contributing to the increase in research and development costs was a $1.1 million increase in contractor costs.  The increases were partially offset by a decrease in stock-based compensation of $3.8 million due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards compared to the nine months ended October 31, 2010 and lower average amounts of outstanding restricted stock units, in each case associated with our research and development employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three and nine months ended October 31, 2011 and 2010:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2011	2010	2011 - 2010	2011	2010	2011 - 2010
Selling, general and administrative	$76,536	$67,868	13%	$218,988	$224,029	(2%)

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010.   Selling, general and administrative expenses increased approximately 13%, or $8.7 million, to $76.6 million in the three months ended October 31, 2011 from $67.9 million in the three months ended October 31, 2010.  Employee compensation and related expenses and employee travel expenses increased approximately $8.2 million and $1.4 million, respectively, due to an increase in headcount.  We also incurred $2.5 million of costs associated with business combinations, consisting primarily of legal and other professional fees, in the three months ended October 31, 2011, compared to $0.5 million of such costs in the prior-year period.  This increase was offset by a $4.5 million decrease in stock-based compensation primarily due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards and lower average amounts of outstanding restricted stock units compared to the three months ended October 31, 2010.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Selling, general and administrative expenses decreased approximately 2%, or $5.0 million, to $219.0 million in the nine months ended October 31, 2011 from $224.0 million in the nine months ended October 31, 2010.  Professional fees, excluding fees associated with business combinations, decreased by $26.1 million following the completion of our restatement of previously filed financial statements and the conclusion of our extended filing delay period in June 2010.  Stock-based compensation decreased by $11.5 million primarily due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards and lower average amounts of outstanding restricted stock units compared to the nine months ended October 31, 2010.  These decreases were partially offset by increases of $18.0 million in employee compensation and related expenses, a $3.3 million increase in employee travel expenses, both of which were due to an increase in headcount, a $1.6 million increase in facilities expenses, partially due to business combinations which closed during the three months ended October 31, 2011, and a $1.8 million increase in sales and marketing costs.  In addition, costs associated with business combinations increased by $6.9 million, primarily due to a $1.1 million net increase in the change in fair value of contingent consideration arrangements and $4.8 million of higher legal and other professional fees, resulting principally from business combinations which closed during the three months ended October 31, 2011.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names and non-compete agreements.

The following table sets forth amortization of other acquired intangible assets for the three and nine months ended October 31, 2011 and 2010:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2011	2010	2011 - 2010	2011	2010	2011 - 2010
Amortization of other acquired intangible assets	$5,943	$5,376	11%	$16,904	$16,053	5%

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010.  Amortization of other acquired intangible assets increased approximately 11% to $5.9 million in the three months ended October 31, 2011 from $5.4 million in the three months ended October 31, 2010 primarily due to an increase in amortization expense associated with business combinations that closed during the three months ended October 31, 2011.   Further discussion regarding our business combinations appears in Note 4, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Amortization of other acquired intangible assets increased approximately 5% to $16.9 million in the nine months ended October 31, 2011 from $16.1 million in the nine months ended October 31, 2010 primarily due to an increase in amortization associated with business combinations that closed during the nine months ended October 31, 2011.   Further discussion regarding our business combinations appears in Note 4, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

Other Income (Expense), Net

The following table sets forth total other expense, net for the three and nine months ended October 31, 2011 and 2010:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2011	2010	2011 - 2010	2011	2010	2011 - 2010
Interest income	$153	$109	40%	$447	$309	45%
Interest expense	(7,905)	(8,941)	(12%)	(24,556)	(20,825)	18%
Loss on extinguishment of debt	—	—	*	(8,136)	—	*
Other income (expense):
Foreign currency gains (losses), net	(1,233)	2,763	(145%)	2,554	94	2,617%
Gains (losses) on derivative financial instruments, net	682	(924)	(174%)	(1,225)	(4,271)	(71%)
Other, net	(762)	320	(338%)	(892)	190	(569%)
Total other income (expense)	(1,313)	2,159	(161%)	437	(3,987)	(111%)
Total other expense, net	$(9,065)	$(6,673)	36%	$(31,808)	$(24,503)	30%

* Percentage is not meaningful.

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010.  Total other expense, net, increased by $2.4 million to approximately $9.1 million in the three months ended October 31, 2011 from $6.7 million in the three months ended October 31, 2010.  Interest expense decreased to $7.9 million in the three months ended October 31, 2011 from $8.9 million in the three months ended October 31, 2010 primarily due to a lower interest rate on our borrowings associated with our new Credit Agreement compared to our Prior Credit Agreement that was in effect during the three months ended October 31, 2010.  We recorded a $1.2 million loss on foreign currency in the three months ended October 31, 2011 compared to a $2.8 million gain in the three months ended October 31, 2010.  Foreign currency losses in the three months ended October 31, 2011 resulted primarily from the strengthening of the U.S. dollar against the Singapore dollar during such period, which resulted in losses on U.S. dollar-denominated net liabilities in our Singapore joint venture.

In the three months ended October 31, 2011, there was a net gain on derivatives (not designated as hedging instruments) of $0.7 million.  This gain was primarily attributable to gains on foreign currency forward contracts transacted in Singapore dollars.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Total other expense, net, increased by $7.3 million, to $31.8 million in the nine months ended October 31, 2011 from $24.5 million in the nine months ended October 31, 2010.  Interest expense increased to $24.6 million in the nine months ended October 31, 2011 from $20.8 million in the nine months ended October 31, 2010 primarily due to a higher interest rate on our borrowings associated with a July 2010 amendment to our Prior Credit Agreement as compared to our new Credit Agreement, which was effective April 2011.  We recorded a $2.6 million gain on foreign currency in the nine months ended October 31, 2011 compared to a $0.1 million gain in the nine months ended October 31, 2010.  Foreign currency gains in the nine months ended October 31, 2011 resulted from the weakening of the U.S. dollar against the British pound sterling, euro, and Singapore dollar during such period, which resulted in gains on U.S. dollar-denominated net liabilities in certain entities which use those functional currencies.

In the nine months ended October 31, 2011, there was a net loss on derivatives (not designated as hedging instruments) of $1.2 million.  This loss was primarily attributable to losses on foreign currency forward contracts due to the weakening of the U.S. dollar against the Singapore dollar and euro during such period.

During the nine months ended October 31, 2011, we recorded an $8.1 million loss upon termination of our Prior Credit Agreement and repayment of the prior term loan.  Further discussion regarding our credit agreements appears in Note 6, “Long-term Debt” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

Provision for (Benefit from) Income Taxes

The following table sets forth our provision for (benefit from) income taxes for the three and nine months ended October 31, 2011 and 2010:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2011	2010	2011 - 2010	2011	2010	2011 - 2010
Provision for (benefit from) income taxes	$(704)	$5,332	(113%)	$3,968	$10,544	(62%)

Three Months Ended October 31, 2011 compared to Three Months Ended October 31, 2010.  Our effective tax rate was (7.6)% for the three months ended October 31, 2011, as compared to 22.5% for the three months ended October 31, 2010.  For the three months ended October 31, 2011 our effective tax rate was lower than the U.S. federal statutory rate of 35%.  The rate was decreased because we recorded a tax benefit associated with the partial release of a valuation allowance.  The result was an income tax benefit of $0.7 million on pre-tax income of $9.2 million.  For the three months ended October 31, 2010, our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the level and mix of income and losses by jurisdiction.  We recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, but we did not recognize a U.S. federal income tax benefit on losses incurred by certain domestic operations where we maintain valuation allowances. The comparison of our effective tax rate between periods is impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, amount of permanent book to tax differences, and the effects of valuation allowances on certain loss jurisdictions.

Nine Months Ended October 31, 2011 compared to Nine Months Ended October 31, 2010. Our effective tax rate was 14.9% for the nine months ended October 31, 2011, as compared to 41.0% for the nine months ended October 31, 2010.  For the nine months ended October 31, 2011, our effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the level and mix of income and losses by jurisdiction, the recognition of unrecognized tax benefits and the partial release of a valuation allowance.  We recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, but we do not recognize a U.S. federal income tax benefit on losses incurred by certain domestic operations where we maintain valuation allowances. The result was an income tax provision of $4.0 million on pre-tax income of $26.7 million, which represents an effective tax rate of 14.9%. For the nine months ended

October 31, 2010, our effective tax rate was higher than the U.S. federal statutory rate of 35%.  The rate was increased because pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was substantially offset by our domestic losses where we maintain valuation allowances and did not record the related tax benefits.  The result was an income tax provision of $10.5 million on pre-tax income of $25.7 million, which represents an effective tax rate of 41.0%.  The comparison of our effective tax rates between periods is impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, amount of permanent book to tax differences, and the effects of valuation allowances on certain loss jurisdictions.

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

In April 2011, we entered into a new credit agreement and terminated our Prior Credit Agreement.  The new credit agreement includes a term loan facility, with an outstanding balance of $598.5 million at October 31, 2011, and a $170.0 million revolving line of credit, which was unused at October 31, 2011.  Further discussion of our credit agreements appears below, under “Credit Agreements”.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses.  We have used cash as consideration for substantially all of our historical business acquisitions, including $98.7 million of net cash expended for business acquisitions during the nine months ended October 31, 2011.  To the extent that we continue this strategy, our future cash requirements and liquidity may be impacted. We may utilize external capital sources, including debt and equity, to supplement our internally generated sources of liquidity as necessary and if available. We also may consider initiatives to modify the debt and equity components of our current capitalization, as we did during the nine months ended October 31, 2011 by entering a new credit agreement and terminating our Prior Credit Agreement.

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

At October 31, 2011, our cash and cash equivalents were $112.4 million, a decrease of $57.5 million from $169.9 million at January 31, 2011.  The following table summarizes selected items from our statements of cash flows for the nine months ended October 31, 2011:

	Nine Months Ended October 31,
(in thousands)	2011	2010
Net cash provided by operating activities	$45,231	$18,466
Net cash used in investing activities	(105,768)	(68,259)
Net cash provided by (used in) financing activities	2,769	(573)
Effect of exchange rate changes on cash and cash equivalents	275	37
Net decrease in cash and cash equivalents	$(57,493)	$(50,329)

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, adjusted for non-cash items, and working capital changes.  Operating activities generated $45.2 million of net cash during the nine months ended October 31, 2011 compared to $18.5 million of cash provided by operating activities during the nine months ended October 31, 2010.  Part of the improved operating cash flow in the current-year period resulted from our improved operating results, including an $8.3 million increase in operating income compared to the prior-year period.  The prior-year period included significant payments for professional fees and related expenses associated with our restatement of previously filed financial statements and our extended filing delay, and such significant payments were not incurred during the nine months ended October 31, 2011.

Net Cash Used in Investing Activities

During the nine months ended October 31, 2011, our investing activities used $105.8 million of net cash, including $98.7 million of net cash utilized for business combinations.  In addition, we made $11.8 million of payments for property, equipment, and capitalized software development costs during the period.  We also decreased our restricted cash and bank time deposit balances by $5.9 million during the period, primarily reflecting lower short-term deposits required to secure bank guarantees in connection with sales contracts.

During the nine months ended October 31, 2010, our investing activities used $68.3 million of net cash, primarily reflecting $15.3 million of net cash utilized for business combinations and $32.6 million paid upon settlements of derivative financial instruments not designated as hedges.

As of October 31, 2011, we have no significant commitments for capital expenditures.

Net Cash Provided by (Used in) Financing Activities

During the nine months ended October 31, 2011, our financing activities provided $2.8 million of net cash.  During this period, we borrowed $597.0 million under our new credit agreement (consisting of gross borrowings of $600.0 million, reduced by a $3.0 million original issuance discount), repaid $583.2 million of outstanding borrowings under our Prior Credit Agreement, and paid $15.3 million of debt issuance and other debt-related costs.  The net impact of this activity was a use of $1.5 million of cash for the current nine-month period.  We also received $9.4 million of proceeds from exercises of stock options during the nine months ended October 31, 2011.

During the nine months ended October 31, 2010, we used $0.6 million of net cash in financing activities. Financing activities during this period included $23.0 million in repayments of financing arrangements, the largest portion of which was a $22.1 million “excess cash flow” payment on our term loan in May 2010. We also acquired $4.1 million of treasury stock from directors and officers during this period, for purposes of providing funds for the recipient’s obligation to pay associated income taxes in connection with vesting of stock awards.  In addition, we paid $4.0 million of fees and expenses related to our credit agreement during this period, $3.6 million of which were consideration for amendments to the agreement. Partially offsetting these uses of cash was $30.6 million of proceeds from exercises of stock options.

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

As previously disclosed, from March 2006 through March 2010, we did not make periodic filings with the SEC, resulting from certain internal and external investigations and reviews of accounting matters.  In connection with the foregoing and related matters, we incurred approximately $137 million of professional fees and related expenses during the four years ended January 31, 2011.  By July 2010, we had concluded our internal investigation and reviews, filed with the SEC annual reports for all required periods and quarterly reports for certain quarters for which we had not previously filed reports, resumed making timely periodic filings with the SEC, relisted our common stock on NASDAQ, and resolved certain matters with the SEC.  As a result, professional fees incurred during the three and nine months ended October 31, 2011 were significantly lower than those incurred during the three and nine months ended October 31, 2010.  We expect future professional fees and related expenses to continue to be significantly lower than those incurred during our extended filing delay period.

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

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, and also contains a financial covenant that requires us to maintain a Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio until July 31, 2013 of no greater than 5.00 to 1.00 and thereafter of no greater than 4.50 to 1.00.  At October 31, 2011, our consolidated leverage ratio was approximately 2.9 to 1 compared to a permitted consolidated leverage ratio of 5.00 to 1, and our EBITDA for the twelve-month period then ended exceeded the covenant requirement by at least $70.0 million.

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

Contractual Obligations

Our Annual Report on Form 10-K for the year ended January 31, 2011 includes a table summarizing our contractual obligations of approximately $774 million as of January 31, 2011, including approximately $685 million for long-term debt obligations, including projected future interest. This table appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report.  As described above, in April 2011, we entered into the Credit Agreement and concurrently terminated our Prior Credit Agreement, which, among other things, modified our future debt principal and interest obligations.  The Credit Agreement has increased our long-term debt obligations, including projected future interest, from approximately $685 million at January 31, 2011 to approximately $758 million at October 31, 2011.  This increase results primarily from the impact of the term loan maturity date under the Credit Agreement (October 2017) compared to the prior term loan maturity date (May 2014), which increases projected future interest payments, partially offset by a lower projected interest rate under the Credit Agreement.  In addition, in November 2011, we executed a lease agreement for a new facility in the Americas region.  This new facility will be occupied in connection with the expiration of our existing facility lease in the area at the end of November 2012.  The lease term extends through September 2026.  The aggregate minimum lease commitment over the term of this new lease, excluding operating expenses, is approximately $36.1 million.  Other than the impact of these transactions, we believe that our contractual obligations and commercial commitments did not materially change during the nine months ended October 31, 2011.

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

During the three months ended October 31, 2011, we completed three business combinations that included contingent cash consideration arrangements.  Please refer to Note 4, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 for information regarding our business combinations.

As of October 31, 2011, potential future cash payments under these arrangements total $65.5 million, the estimated fair value of which was $34.6 million, of which $13.6 million is included within accrued expenses and other current liabilities, and $21.0 million is included within other liabilities.  The performance periods associated with these potential payments extend through January 2014.

Off Balance Sheet Arrangements

As of October 31, 2011, we did not have any off-balance sheet arrangements that we believe have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. There have been no material changes in our off-balance sheet arrangements since January 31, 2011.

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

Our Annual Report on Form 10-K for the year ended January 31, 2011 provides a detailed discussion of the market risks affecting our operations.  As discussed in the paragraphs below, we completed transactions which impacted our exposures to interest rate risk during the nine months ended October 31, 2011.  Other than the impact of these transactions, as described below, we believe our exposure to these market risks did not materially change during the nine months ended October 31, 2011.

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

Interest Rate Risk on our Debt

Because the interest rates applicable to borrowings under the Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. The periodic interest rate on our term loan is currently a function of several factors, most importantly the LIBO Rate and the applicable interest rate margin. However, borrowings are subject to a 1.25% LIBO Rate floor in the interest rate calculation, which currently reduces the likelihood of increases in the periodic interest rate, because current short-term LIBO Rates are well below 1.25%.  Although the periodic interest rate may still fluctuate based upon our corporate ratings, which determine the interest rate margin, changes in short-term LIBO Rates will not impact the calculation unless those rates increase above 1.25%.  Based upon our October 31, 2011 borrowings, for each 1% increase in the applicable LIBO Rate above 1.25%, our annual interest payments would increase by approximately $6.0 million.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2011, our disclosure controls and procedures were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended October 31, 2011, we determined, with the participation of our Chief Executive Officer and Chief Financial Officer, that there were no changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                   Defaults upon Senior Securities

None.

Item 4.                                   Removed and Reserved

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits

The following exhibit list includes exhibits that we entered into or that became effective during the three months ended October 31, 2011:

Number	Description	Filed Herewith / Incorporated by Reference from
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith
101*

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the three months ended October 31, 2011, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

VERINT SYSTEMS INC.

December 8, 2011	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

December 8, 2011	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)