Form 10-K
period 2012-01-31
VERINT SYSTEMS INC
filed 2012-04-02
CIK 1166388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

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

None

Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the NASDAQ Global Market on the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2011) was approximately $762,054,000.

There were 38,989,555 shares of the registrant’s common stock outstanding on March 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed under Regulation 14A within 120 days of the end of the registrant’s fiscal year ended January 31, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Cautionary Note on Forward-Looking Statements

Certain statements discussed in this report constitute forward-looking statements, which include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements are often identified by future or conditional words such as “will”, “plans”, “expects”, “intends”, “believes”, “seeks”, “estimates”, or “anticipates”, or by variations of such words or by similar expressions. There can be no assurances that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:

·                  uncertainties regarding the impact of general economic conditions in the United States and abroad, particularly in information technology spending and government budgets, on our business;

·                  risks associated with our ability to keep pace with technological changes and evolving industry standards in our product offerings and to successfully develop, launch, and drive demand for new and enhanced, innovative, high-quality products that meet or exceed customer needs;

·                  risks due to aggressive competition in all of our markets, including with respect to maintaining margins and sufficient levels of investment in our business;

·                  risks created by the continued consolidation of our competitors or the introduction of large competitors in our markets with greater resources than we have;

·                  risks associated with our ability to successfully compete for, consummate, and implement mergers and acquisitions, including risks associated with capital constraints, costs and expenses, maintaining profitability levels, management distraction, post-acquisition integration activities, and potential asset impairments;

·                  risks associated with Comverse Technology, Inc. (“Comverse”) controlling our board of directors and the outcome of all matters submitted for stockholder action, including the approval of significant corporate transactions, such as certain equity issuances or mergers and acquisitions;

·                  risks associated with Comverse’s strategic plans and related speculation and announcements, such as its recently announced plan to eliminate its holding company structure either simultaneously with or shortly after the completion of a spin-off of its Comverse, Inc. subsidiary;

·                  risks that we may be unable to maintain and enhance relationships with key resellers, partners, and systems integrators;

·                  risks relating to our ability to effectively and efficiently execute on our growth strategy, including managing investment in our business and operations and enhancing and securing our internal and external operations;

·                  risks relating to our ability to successfully implement and maintain adequate systems and internal controls for our current and future operations and reporting needs and related risks of financial statement omissions, misstatements, restatements, or filing delays;

·                  risks associated with the mishandling or perceived mishandling of sensitive or confidential information, security lapses, or with information technology system failures or disruptions;

·                  risks associated with our ability to efficiently and effectively allocate limited financial and human resources to business, development, strategic, or other opportunities that may not come to fruition or produce satisfactory returns;

·                  risks associated with significant international operations, including, among others, in Israel, Europe, and Asia, exposure to regions subject to political or economic instability, and fluctuations in foreign exchange rates;

·                  risks associated with complex and changing local and foreign regulatory environments in the jurisdictions in which we operate;

·                  risks associated with our ability to recruit and retain qualified personnel in regions in which we operate;

·                  challenges associated with selling sophisticated solutions, long sales cycles, and emphasis on larger transactions, including in accurately forecasting revenue and expenses and maintaining profitability;

·                  risks that our intellectual property rights may not be adequate to protect our business or assets or that others may make claims on our intellectual property or claim infringement on their intellectual property rights;

·                  risks that our products may contain undetected defects, which could expose us to substantial liability;

·                  risks associated with a significant amount of our business coming from domestic and foreign government customers, including the ability to maintain security clearances for certain projects;

·                  risks associated with our dependence on a limited number of suppliers or original equipment manufacturers (“OEMs”) for certain components of our products, including companies that may compete with us or work with our competitors;

·                  risks that our customers or partners delay or cancel orders or are unable to honor contractual commitments due to liquidity issues, challenges in their business, or otherwise;

·                  risks that we may experience liquidity or working capital issues and related risks that financing sources may be unavailable to us on reasonable terms or at all;

·                  risks associated with significant leverage resulting from our current debt position, including with respect to covenant limitations and compliance, fluctuations in interest rates, and our ability to maintain our credit ratings;

·                  risks associated with being a consolidated, controlled subsidiary of Comverse and formerly part of Comverse’s consolidated tax group;

·                  risks relating to our ability to timely implement new accounting pronouncements or new interpretations of existing accounting pronouncements and related risks of future restatements or filing delays; and

·                  risks associated with changing tax rates, tax laws and regulations, and the continuing availability of expected tax benefits.

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

PART I

Item 1.                                                         Business

Our Company

Verint® Systems Inc. (together with its consolidated subsidiaries, “Verint”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) is a global leader in Actionable Intelligence® solutions and value-added services. Our solutions enable organizations of all sizes to make more timely and effective decisions to improve enterprise performance and make the world a safer place. More than 10,000 organizations in over 150 countries — including over 85 percent of the Fortune 100 — use Verint Actionable Intelligence solutions to capture, distill, and analyze complex and underused information sources, such as voice, video, and unstructured text.

In the enterprise intelligence market, our workforce optimization and voice of the customer solutions help organizations enhance customer service operations in contact centers, branches, and back-office environments to increase customer satisfaction, reduce operating costs, identify revenue opportunities, and improve profitability. In the security intelligence market, our communications and cyber intelligence, video and situation intelligence, and public safety solutions help government and commercial organizations in their efforts to protect people and property and neutralize terrorism and crime.

We have established leadership positions in both the enterprise intelligence and security intelligence markets by leveraging our core competency in developing highly scalable, enterprise-class solutions with advanced, integrated analytics for both unstructured and structured information. Our innovative solutions are developed by approximately 1,000 employees and contractors in research and development, representing approximately one-third of our total headcount, and are evidenced by more than 520 patents and patent applications worldwide, including over 60 allowed or granted patents worldwide for the year ended January 31, 2012. We offer a range of customer services, from initial implementation to consulting to ongoing maintenance and support, to maximize the value our customers receive from our Actionable Intelligence solutions and allow us to extend our customer relationships.

Headquartered in Melville, New York, we support our customers around the globe directly and with an extensive network of selling and support partners.

Our Markets — Enterprise Intelligence and Security Intelligence

We deliver our Actionable Intelligence solutions to the enterprise intelligence and security intelligence markets across a wide range of industries, including financial services, retail, healthcare, telecommunications, law enforcement, government, transportation, utilities, and critical infrastructure. Much of the information available to organizations in these industries is unstructured, residing in telephone conversations, video streams, Web pages such as social media sites, customer surveys, email, and other text communications. Our advanced Actionable Intelligence solutions enable our customers to collect and analyze large amounts of both structured and unstructured information in order to make better decisions.

In the enterprise intelligence market, demand for our Actionable Intelligence solutions is driven by organizations that seek to leverage unstructured information from customer interactions and other customer-related data in order to optimize the performance of their customer service operations, improve the customer experience, and enhance compliance.  In the security intelligence market, demand for our Actionable Intelligence solutions is driven by organizations that seek to distill intelligence from a wide range of unstructured and structured information sources in order to detect, investigate, and neutralize security threats.

We have established leadership positions in both the enterprise intelligence and security intelligence markets by leveraging our core competency in developing highly scalable, enterprise-class solutions with advanced, integrated analytics for both unstructured and structured information.

Company Background

We were incorporated in Delaware in February 1994 as a wholly owned subsidiary of Comverse. Our initial focus was on the commercial call recording market, which at the time was transitioning from analog tape to digital recorders. In 1999, we expanded into the security market by combining with another division of Comverse focused on the communications interception market. In 2001, we further expanded our security offering into video security.

In May 2002, we completed our initial public offering (“IPO”), and, as of January 31, 2012, Comverse held approximately a 54.4% beneficial ownership position in us assuming conversion of all of our Series A Convertible Preferred Stock, par value $0.001 per share (“preferred stock”), into common stock. Since our IPO, we have acquired a number of companies that have strengthened our position in both the enterprise intelligence and security intelligence markets.

We participate in the enterprise intelligence and security intelligence markets through three operating segments: Enterprise Intelligence Solutions™ (“Enterprise Intelligence”), Video and Situation Intelligence Solutions™ (“Video Intelligence”), and Communications and Cyber Intelligence Solutions™ (“Communications Intelligence”), each of which is described in greater detail below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7. See also Note 17, “Segment, Geographic, and Significant Customer Information” to our consolidated financial statements included in Item 15 of this report for additional information and financial data about each of our operating segments and geographic regions.

Through our website at www.verint.com, we make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as amendments to those reports filed or furnished by us pursuant to Section 13(a) or Section 15(d) of the Exchange Act, free of charge, as soon as reasonably practicable after we file such materials with, or furnish such materials to, the Securities and Exchange Commission (“SEC”). Our website address set forth above is not intended to be an active link and information on our website is not incorporated in, and should not be construed to be a part of, this report.

Our Strengths

Enterprise Intelligence

We believe that the following competitive strengths will enable us to sustain our market leadership in the enterprise intelligence market:

·                  Comprehensive, unified suite of workforce optimization solutions. A core part of our product strategy has been to unify our workforce optimization solutions through targeted, predefined integrations. Our comprehensive, unified suite of workforce optimization solutions offers many advantages in terms of both functionality and total cost of ownership, and we believe that this approach helps further differentiate us in the enterprise intelligence market.

·                  Advanced voice of the customer analytics. We were an early innovator of speech analytics for contact centers, and today we offer an advanced suite of Voice of the Customer Analytics™, which includes speech, text, and enterprise feedback management solutions. We believe that these solutions are attractive to a broad set of customers, enabling them to better understand the customer experience, customer sentiment, workforce performance, and the factors underlying important business trends by collecting customer intelligence across the enterprise.

·                  Compelling workforce optimization solutions for back-office and branch operations. Workforce optimization solutions have traditionally been deployed in contact centers. However, many customer service employees work in other areas of the enterprise, such as the back office and branch and remote office locations. We believe that enterprises are interested in deploying workforce optimization solutions outside the contact center to enable the same type of performance measurement and improvement that has historically been available to contact centers, and we have built a portfolio of solutions specifically for this opportunity.

·                  Focus on delivering best-in-class customer service. A core part of our strategy is to help enable our customers to derive maximum value from our Actionable Intelligence solutions. We believe that a combination of our unified Enterprise Intelligence solutions and focus on customer service has been a major factor in our success.

·                  Strong OEM partner relationships. We have increased our focus on partners, including resellers and OEMs, which is a core element of our go-to-market strategy. We believe that this investment has strengthened our relationships with our partners, expanded our market coverage and provided our customers with tighter integration of certain third-party solutions.

Video and Situation Intelligence

We believe that the following competitive strengths will enable us to sustain our leadership in the video and situation intelligence market:

·                  Broad networked IP video and situation intelligence portfolio. Our Video and Situation Intelligence portfolio includes Internet Protocol (“IP”) video management software and services, edge devices for capturing, digitizing, and transmitting video over different types of wired and wireless networks, video analytics, network video recorders, and physical security information management solutions. Our broad portfolio allows organizations to deploy an end-to-end IP video solution with analytics or evolve to networked IP video solutions over time; view, correlate, and analyze information from various security systems and sensors; and generate Actionable Intelligence from video and related data.

·                  Open platform. Designed on an open platform, our solutions facilitate interoperability with our customers’ business and security systems and with complementary third-party products, such as cameras, video analytics, video management software, command and control systems, and access control systems.

·                  Ability to help our customers cost-effectively migrate to networked IP video. While the security market is evolving to networked IP video solutions, many organizations have already made significant investments in analog technology. Our video solutions help our customers cost effectively migrate to networked IP video without discarding their existing analog closed circuit television (“CCTV”) investments.

Communications and Cyber Intelligence

We believe that the following competitive strengths will enable us to sustain our market leadership in the communications intelligence business:

·                  Broad portfolio. Our broad Communications and Cyber Intelligence portfolio includes solutions for communications interception, service provider compliance, mobile location tracking, open source Web intelligence, and tactical communications intelligence, as well as solutions being developed for cyber intelligence. Our portfolio is designed to handle massive amounts of unstructured and structured information from different sources (including fixed and mobile networks, IP networks, and the Internet), quickly make sense of complex scenarios, and generate evidence and intelligence.

·                  Highly scalable solutions for a broad range of communications. Our solutions can be deployed stand-alone or collectively as part of a large-scale system to address the needs of large government agencies, law enforcement, and communications service providers that require advanced, comprehensive solutions. Our solutions can process very large amounts of information, enabling the interception, monitoring, and analysis of information collected from a wide range of communications networks, including fixed and mobile networks, IP networks, and the Internet.

·                  High-quality, long-term customer relationships. We have security customers around the world, including large and sophisticated government organizations, as well as commercial companies that are leaders in their respective markets. We have long-term relationships with many of these customers that allow us to gain insight into their challenges and develop new security solutions for a broader set of customers.

Our Strategy

Our strategy to further enhance our position as a leading provider of enterprise intelligence and security intelligence solutions worldwide includes the following key elements:

·                  Continue to drive the development of Actionable Intelligence solutions for unstructured data. We were a pioneer in the development of solutions that help businesses and governmental organizations derive intelligence from unstructured data. We intend to continue to drive the adoption of Actionable Intelligence solutions designed to provide a high return on investment by delivering software and services to the enterprise intelligence and security intelligence markets.

·                  Maintain market leadership through innovation and customer centricity. We believe that to compete successfully, we must continue to introduce solutions that better enable customers to derive Actionable Intelligence from their unstructured data. In order to do this, we intend to continue to make significant investments in research and development, protect our intellectual property through patents and other means, and maintain a regular dialog with our customer base in order to understand their business objectives and requirements.

·                  Continue to expand our market presence through OEM and partner relationships. We have expanded our relationships with OEMs and other channel partners. We believe that these relationships broaden our market coverage, and we intend to continue expanding our existing relationships, while creating new ones.

·                  Augment our organic growth with acquisitions. We examine acquisition opportunities regularly as a means to add technology, increase our geographic presence, enhance our market leadership, or expand into adjacent markets. Historically, we have engaged in acquisitions for all of these purposes and expect to continue doing so in the future when strategic opportunities arise.

The Enterprise Intelligence Solutions Segment

We are a leading provider of enterprise intelligence software and services. Our solutions enable organizations to extract and analyze valuable information from customer interactions and related operational data in order to make more effective, proactive decisions for optimizing the performance of their customer service operations, improving the customer experience, and facilitating compliance, and enhancing products and services. We market these solutions primarily under the Impact 360® brand to contact center, back-office, and branch and remote office operations, to other customer-facing departments such as sales and marketing that also seek to distill insights from the voice of their customers, and to public safety centers. These solutions comprise a unified suite of enterprise workforce optimization and voice of the customer solutions and services that include IP and Time Division Multiplexing (“TDM”) voice recording, quality monitoring, voice of the customer analytics (speech, text, and enterprise feedback management), workforce management, eLearning and coaching, performance management, and desktop and process analytics. These solutions can be deployed stand-alone or in an integrated fashion.

The Enterprise Intelligence Market and Trends

We believe that customer service is viewed more strategically than in the past, particularly by organizations whose interactions with customers regarding sales and services take place primarily through contact center, back-office, and branch operations. Consistent with this trend, we believe that organizations seek workforce optimization and voice of the customer solutions that enable them to better understand customer expectations, preferences, and sentiments in order to strengthen customer relationships, efficiently manage their workforce and customer service operations across the enterprise, and strike the right balance among driving sales, managing operating costs, and delivering the optimal customer experience.

In order to make better decisions to achieve these goals, we believe that organizations increasingly seek to leverage valuable data collected from customer interactions and associated operational activities and that using the voice of the customer to drive operational excellence has become a strategic objective for organizations worldwide. However, customer service applications have traditionally been deployed as stand-alone applications, which prevented information from being shared and analyzed across multiple/related applications. These solutions also lacked functionality for analyzing unstructured and structured information, such as the content of phone calls, email, Web chat, customer surveys and social media sites. As a result, organizations historically based their customer service-related business decisions on a fraction of the information available to them.

We believe that customer-centric organizations today seek to gain a holistic view of the customer experience and the effectiveness of their customer service operations through unified, innovative workforce optimization solutions and a voice of the customer analytical platform delivered by a single vendor. We believe that the key business and technology trends driving demand for workforce optimization and voice of the customer solutions include:

Integration of Enterprise Intelligence Solutions

We believe that organizations increasingly seek a unified enterprise intelligence suite that includes call recording and quality monitoring, voice of the customer analytics (speech, text, and enterprise feedback management), workforce management, performance management, eLearning, and coaching, as well as pre-defined business integrations. Such a unified enterprise intelligence suite can provide business and financial benefits, create a foundation for continuous improvement through a closed loop feedback process, and improve collaboration among various functions throughout the enterprise. For example:

·                  using integrated speech analytics with quality monitoring, calls can be categorized, allowing organizations to review the interactions that are most significant to the business and identify the underlying causes of customer service issues;

·                  using integrated voice of the customer solutions, organizations can collect and assess customer feedback from the diverse platforms on which it is provided, including surveys, phone calls, Web chat, emails, and social media;

·                  contact center managers can receive instant alerts when staff is out of adherence with standards, monitor and record interactions to determine the cause, and act quickly to correct the problem; and

·                  supervisors can assign and deliver electronic learning material to staff desktops based on training needs automatically identified from quality monitoring evaluation scores and performance management scorecard metrics, and then track courses taken and new skills acquired.

Additionally, by deploying an integrated enterprise intelligence suite with a single, unified graphical user interface and common database, enterprises can achieve lower cost of ownership, reduce hardware costs, simplify system administration, and streamline implementation and training. An integrated enterprise intelligence suite also enables enterprises to interact with a single vendor for sales and service and helps ensure seamless integration and update of all solutions.

Greater Insight through Voice of the Customer Analytics

We believe that customer-centric organizations are increasingly interested in deploying sophisticated and more comprehensive voice of the customer analytics (such as speech, text, and enterprise feedback management) to gain a better understanding of the customer experience, workforce performance, and the factors underlying business trends. Although enterprises have historically captured customer interactions, most were able to extract intelligence only by manually analyzing each customer interaction individually, which generally could be done for only a small percentage of interactions. Today, voice of the customer analytics solutions have evolved to analyze and categorize customer interactions automatically through voice, email, Web chat, customer surveys and social media in order to detect patterns and trends that significantly impact the business. These solutions provide a new level of insight into important areas such as customer satisfaction, customer behavior, customer sentiment, and staff effectiveness, including the underlying cause of business trends in these critical areas.

Adoption of Workforce Optimization Across the Enterprise

Workforce optimization solutions have traditionally been deployed in contact centers. However, many customer service employees work in other areas of the enterprise, such as the back office and branch and remote office locations. Today, we believe that certain enterprises show increased interest in deploying certain workforce optimization solutions, such as staff scheduling and desktop and process analytics, outside the contact center to enable the same type of performance measurement that has historically been available in the contact center, with the goal of improving customer service and performance across the enterprise.

Our Enterprise Intelligence Solutions Portfolio

We are a leader in the enterprise intelligence market with Impact 360, a comprehensive, unified portfolio of workforce optimization and voice of the customer solutions. Our solutions are highly scalable and designed to be deployed by small to very large organizations in traditional contact centers and other areas of the enterprise, such as back-office, remote office, and branch operations and other customer-facing departments such as sales and marketing that seek to distill insights from the voice of their customers, and by public safety centers.  Historically our enterprise intelligence solutions have been implemented on customer premises; however today we also offer some of our enterprise intelligence solutions on a “Software as a Service”, or “SaaS”, basis. Our solutions are generally implemented in industries that have significant customer service operations, such as insurance, banking and brokerage, telecommunications, media, retail, public safety, and hospitality.

The following table summarizes our portfolio of Enterprise Intelligence Solutions.

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

Voice of the Customer Analytics (Speech, Text, and Enterprise Feedback Management)

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

Our enterprise feedback management solutions provide enterprise-wide customer feedback capabilities via surveys and online communities to centralize and simplify survey management, deployment, and analysis across multiple survey platforms, including Interactive Voice Response, email, social media, and mobile devices. These solutions provide a more holistic view of customer sentiments, experiences, and behaviors to enable better decisions for increasing customer satisfaction, loyalty, and value.

Performance Management

Provides a comprehensive view of key performance indicators (“KPIs”), with performance scorecards and reports on customer interactions, customer experience trends, and contact center, back-office, branch, remote office, and customer service staff performance.

eLearning and Coaching

Enables enterprises to deliver Web-based training to customer service staff desktops, including learning clips created from recordings and other customized materials targeted to staff needs and competencies. Automated coaching also provides employees with personalized guidance on how to improve their performance and extend their skills.

Desktop and Process Analytics	Captures information from customer service employee interactions with their desktop applications to provide insights into productivity, training issues, process adherence, and bottlenecks.

Workforce Optimization and Voice of the Customer for Small-to-Medium Sized Businesses

Designed for smaller companies (with contact centers), which increasingly face the same business requirements as their larger competitors. Enables companies of all sizes to boost productivity, reduce attrition, capture and evaluate interactions, and satisfy compliance and risk management requirements in a cost-effective way. Offered on a single, consolidated server with simplified installation and maintenance.

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

The Video and Situation Intelligence Solutions Segment

We are a leading provider of networked IP video solutions and a provider of situation intelligence solutions designed to optimize security and enhance operations. Our solutions, marketed under the Nextiva® brand,  include IP video management software and services, edge devices for capturing, digitizing, and transmitting video over different types of wired and wireless networks, video analytics, network video recorders, and physical security information management. Our networked IP video portfolio enables organizations to deploy an end-to-end IP video solution with analytics or evolve to IP video solutions without discarding their investments in analog CCTV technology. Our situation intelligence solutions enable organizations to view, correlate, and analyze information from various stand-alone systems and sensors.

The Networked IP Video and Situation Intelligence Market and Trends

We believe that terrorism, crime, and other security threats around the world are generating increased demand for advanced video and situation intelligence solutions that can help detect threats and prevent security breaches. We believe that organizations across a wide range of industries, including public transportation, utilities, ports and airports, government, education, finance, and retail, are interested in broader deployment of video and situation intelligence solutions to increase the safety and security of their facilities, employees, and visitors, improve emergency response, and enhance their investigative capabilities.

Consistent with this trend, the video security market continues to experience a technology transition from relatively passive analog CCTV video systems, which use analog equipment and closed networks and generally provide only basic video recording and viewing, to more sophisticated, proactive, network-based IP video systems that use video management software to efficiently collect, manage, and analyze large amounts of video over networks and utilize video analytics. We believe this trend, combined with the overall need for improved security by government and commercial organizations globally, is driving interest in both advanced networked IP video intelligence solutions and physical situation information management solutions, which enable organizations to manage and integrate video intelligence with other security system data.

While the security market is evolving to networked IP video solutions, many organizations have already made significant investments in analog technology. Our networked IP video and situation intelligence solutions allow these organizations to cost effectively migrate to networked IP video without discarding their existing analog investments. Designed on an open platform, our solutions facilitate interoperability with our customers’ business and security systems and with complementary third-party products, such as cameras, video analytics, video management software, command and control systems, and access control systems.

Our Video and Situation Intelligence Solutions Portfolio

We are a leader in the networked IP video market with Nextiva, a comprehensive, end-to-end, networked IP video solution portfolio. The following table summarizes our portfolio of Video and Situation Intelligence solutions.

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

Physical Security Information Management (Situation Intelligence)

Captures and integrates information from various stand-alone security and public safety systems, such as access control, video, intrusion, fire and public safety, first responder, and other mobile device systems, to enable efficient information correlation and analysis and rapid, rules-based alerts and actions.

Our Video Intelligence solutions are deployed across a wide range of industries, including banking, retail, critical infrastructure, government, corporate campuses, education, airports, seaports, public transportation, and homeland security. Our video solutions include certain video analytics and data integrations specifically optimized for these industries. For example, our public transportation solution includes global positioning system (“GPS”) integrations, our retail solution includes point of sale integrations and retail traffic analytics, our banking solution includes automated teller machine (“ATM”) integrations, and our critical infrastructure solution includes video analytics for detecting suspicious events and command and control integrations.

The Communications and Cyber Intelligence Solutions Segment

We are a leading provider of communications intelligence solutions and a developer of cyber intelligence solutions that help law enforcement, national security, intelligence, and civilian government agencies effectively detect, investigate, and neutralize criminal and terrorist threats and detect and thwart cyber-attacks. Our solutions are designed to handle massive amounts of unstructured and structured information from different sources, quickly make sense of complex scenarios, and generate evidence and intelligence. Our portfolio includes solutions for communications interception, service provider compliance, mobile location tracking, open source Web intelligence, cyber intelligence, and tactical communications intelligence. These solutions can be deployed stand-alone or collectively, as part of a large-scale system to address the needs of large government agencies that require advanced, comprehensive solutions.

The Communications and Cyber Intelligence Market and Trends

We believe that terrorism, criminal activities, including financial fraud and drug trafficking, cyber-attacks, and other security threats, combined with an expanding range of communication and information media, are driving demand for innovative security solutions that collect, integrate, and analyze information from voice, video, and data communications, as well as from other sources, such as private and public databases. We believe that the key trends driving demand for our Communications Intelligence solutions are:

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

Our Communications and Cyber Intelligence Solutions Portfolio

We are a leader in the market for communications intelligence solutions and a developer of cyber intelligence solutions, which are marketed under the RELIANT™, VANTAGE®, STAR-GATE™, ENGAGE™, FOCALINFO™, and CYBERVISION™ brand names. The following table summarizes our portfolio of Communications and Cyber Intelligence solutions.

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

Open Source Web Intelligence

Increases the productivity and efficiency of investigations in which the Internet is the primary source of information. Features advanced data collection, text analysis, data enrichment, advanced analytics, and a clearly defined investigative workflow on a scalable platform.

Tactical Communications Intelligence	Provides portable communications interception and location tracking capabilities for local use or integration with centralized monitoring systems, to support tactical field operations.

Cyber Intelligence	Designed to provide network-based cyber security, including malware detection capabilities for high-speed networks, for national cyber protection organizations.

Customer Services

We offer a range of customer services, including implementation, training, consulting, and maintenance, to help our customers maximize their return on investment in our solutions.

Implementation, Training, and Consulting

Our solutions are implemented by our service organizations, authorized partners, resellers, or customers. Our implementation services include project management, system installation, and commissioning, including integrating our solutions with our customers’ environments and third-party solutions. Our training programs are designed to enable our customers to effectively utilize our solutions and to certify our partners to sell, install, and support our solutions. Customer and partner training are provided at the customer site, at our training centers around the world, or remotely through webinars. Our consulting services are designed to enable our customers to maximize the value of our solutions in their own environments.

Maintenance Support

We offer a range of customer maintenance support programs to our customers and resellers, including phone, Web, and email access to technical personnel up to 24 hours a day, seven days a week. Our support programs are designed to ensure long-term, successful use of our solutions. We believe that customer support is critical to retaining and expanding our customer base. Our Enterprise Intelligence solutions are sold with a warranty of generally one year for hardware and 90 days for software. Our Video Intelligence solutions and Communications Intelligence solutions are sold with warranties that typically range from 90 days to three years and, in some cases, longer. In addition, customers are typically provided the option to purchase maintenance plans that provide a range of services, such as telephone support, advanced replacement, upgrades when and if available, and on-site repair or replacement. Currently, the majority of our maintenance revenue is related to our Enterprise Intelligence solutions.

Direct and Indirect Sales

We sell our solutions through our direct sales teams and indirect channels, including distributors, systems integrators, value-added resellers (“VARs”), and OEM partners. Approximately half of our sales are made through partners, distributors, resellers, and system integrators.

Each of our solutions is sold by trained, dedicated, regionally organized direct and indirect sales teams. Our direct sales teams are focused on large and mid-sized customers and, in many cases, co-sell with our other channels and sales agents. Our indirect sales teams are focused on developing and supporting relationships with our indirect channels, which provide us with broader market coverage, including access to their customer base, integration services, and presence in certain geographies and vertical markets. Our sales teams are supported by business consultants, solutions specialists, and pre-sales engineers who, during the sales process, determine customer requirements and develop technical responses to those requirements. While we sell directly and indirectly in all three of our segments, sales of our Video Intelligence solutions are primarily indirect, and sales of our Communications Intelligence solutions are primarily direct.  See “Risk Factors — Risks Related to Our Business — Competition, Markets, and Operations — If we are unable to maintain our relationship with third parties that market and sell our products, our business and ability to grow could be materially adversely affected” under Item 1A.

Customers

Our solutions are used by more than 10,000 organizations in over 150 countries. In the year ended January 31, 2012, we derived approximately 56%, 18%, and 26% of our revenue from the sale of our Enterprise Intelligence solutions, Video Intelligence solutions, and Communications Intelligence solutions, respectively. In the year ended January 31, 2011, we derived approximately 57%, 18%, and 25% of our revenue from the sale of our Enterprise Intelligence solutions, Video Intelligence solutions, and Communications Intelligence solutions, respectively.  In the year ended January 31, 2010, we derived approximately 53%, 21%, and 26% of our revenue from the sale of our Enterprise Intelligence solutions, Video Intelligence solutions, and Communications Intelligence solutions, respectively.

In the year ended January 31, 2012, we derived approximately 53%, 27%, and 20% of our revenue from sales to end users in the Americas, Europe, the Middle East, and Africa (“EMEA”), and the Asia-Pacific region (“APAC”), respectively. In the year ended January 31, 2011, we derived approximately 53%, 26%, and 21% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively. In the year ended January 31, 2010, we derived approximately 55%, 25%, and 20% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively.

None of our customers, including system integrators, VARs, various local, regional, and national governments worldwide, and OEM partners, individually accounted for more than 10% of our revenue in the years ended January 31, 2012, 2011, and 2010. For the year ended January 31, 2012, approximately one quarter of our business was generated from contracts with various governments around the world, including local, regional, and national government agencies. We are party to contracts with customers in each of our segments the loss of which could have a material adverse effect on the segment.  Some of the customer engagements on which we work require us to have the necessary security credentials or to participate in the project through an approved legal entity. In addition, because of the unique nature of the terms and conditions associated with government contracts generally, our government contracts may be subject to renegotiation or termination at the election of the government customer.  For a more detailed discussion of the risks associated with our government customers, see “Risk Factors —Risks Related to Our Business—Competition, Markets, and Operations —We are dependent on contracts with governments around the world for a significant portion of our revenue. These contracts also expose us to additional business risks and compliance obligations” and “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—Loss of security clearances may adversely affect our business” under Item 1A.  See also Note 17, “Segment, Geographic, and Significant Customer Information” to our consolidated financial statements included in Item 15 of this report for additional information and financial data about each of our operating segments and geographic regions.

Seasonality and Cyclicality

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors.  Our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter.  Moreover, revenue and operating income in the first quarter of a new year may be lower than in the fourth quarter of the preceding year, potentially by a significant margin.  In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the later part of that month.  We believe that these seasonal and cyclical factors primarily reflects customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for our sales personnel.  While seasonal and cyclical factors such as these are common in the software and technology industry, this pattern should not be considered a reliable indicator of our future revenue or financial performance.  Many other factors, including general economic conditions, also have an impact on our business and financial results.  See “Risk Factors” under Item 1A for a more detailed discussion of factors which may affect our business and financial results.

Research and Development

We continue to enhance the features and performance of our existing solutions and to introduce new solutions through extensive research and development activities, including the development of new solutions, the addition of capabilities to existing solutions, quality assurance, and advanced technical support for our customer services organization. In certain instances, we may customize our products to meet the particular requirements of our customers. Research and development is performed primarily in the United States, the United Kingdom, and Israel for our Enterprise Intelligence segment; primarily in the United States, Canada, and Israel for our Video Intelligence segment; and primarily in Israel, with separate research and development activities in Germany, Brazil, and Bulgaria for our Communications Intelligence segment.

We believe that our future success depends on a number of factors, which include our ability to:

·                  identify and respond to emerging technological trends in our target markets;

·                  develop and maintain competitive solutions that meet or exceed our customers’ changing needs;

·                  enhance our existing products by adding features and functionality to meet or exceed specific customer needs or differentiate our products from those of our competitors; and

·                  attract, recruit, and retain highly skilled and experienced employees.

To support these efforts, we make significant investments in research and development every year. In the years ended January 31, 2012, 2011, and 2010, we spent approximately $111.0 million, $96.5 million, and $83.8 million, respectively, on research and development, net. We allocate our research and development resources in response to market research and customer demand for additional features and solutions. Our development strategy involves rolling out initial releases of our products and adding features over time. We incorporate product feedback received from our customers into our product development process. While the majority of our products are developed internally, in some cases, we also acquire or license technologies, products, and applications from third parties based on timing and cost considerations.    See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations —For certain products and components, we rely on a limited number of suppliers, manufacturers, and partners and if these relationships are interrupted we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all” under Item 1A.

As noted above, a significant portion of our research and development operations is located outside the United States. Historically, we have also derived benefits from participation in certain government-sponsored programs, including those of the Israeli Office of the Chief Scientist (“OCS”) and certain research and development programs in Canada, for the support of research and development activities conducted in those countries. The Israeli law under which these OCS grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel without permission from the OCS.  See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations —Because we have significant foreign operations, we are subject to geopolitical and other risks that could materially adversely affect our business” and “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations —Conditions in and our relationship to Israel may materially adversely affect our operations and personnel and may limit our ability to produce and sell our products or engage in certain transactions” under Item 1A for a discussion of risks associated with our foreign operations.

Manufacturing and Suppliers

Our manufacturing and assembly operations are performed in our Israeli facility for our Enterprise Intelligence solutions, in our U.S., Israeli, and Canadian facilities for our Video Intelligence solutions, and primarily in our German and Israeli facilities for our Communications Intelligence solutions. These operations consist of installing our software on externally purchased hardware components, final assembly, and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies, and systems. We also manufacture certain hardware units and perform system integration functions prior to shipping turnkey solutions to our customers. We rely on several unaffiliated subcontractors for the supply of specific proprietary components and assemblies that are incorporated in our products, as well as for certain operations activities that we outsource. Although we have occasionally experienced delays and shortages in the supply of proprietary components in the past, we have, to date, been able to obtain adequate supplies of all components in a timely manner from alternative sources, when necessary. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products and components we rely on a limited number of suppliers, manufacturers, and partners and if these relationships are interrupted, we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all” under Item 1A for a discussion of risks associated with our manufacturing operations and suppliers.

Employees

As of January 31, 2012, we employed approximately 3,200 people, including part-time employees and certain contractors. Approximately 48%, 31%, 13%, and 8% of our employees and contractors are located in the Americas, Israel, EMEA (excluding Israel), and APAC, respectively.

We consider our relationship with our employees to be good and a critical factor in our success. Our employees in the United States are not covered by any collective bargaining agreements. In some cases, our employees outside the United States are automatically subject to certain protections negotiated by organized labor in those countries directly with the government or trade unions or are automatically entitled to severance or other benefits mandated under local laws. For example, while we are not a party to any collective bargaining or other agreement with any labor organization in Israel, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Laborers in Israel) and the Coordinating Bureau of Economic Organizations (including the Manufacturers’ Association of Israel) are applicable to our Israeli employees by virtue of expansion orders of the Israeli Ministry of Industry, Trade and Labor.

Intellectual Property Rights

General

Our success depends to a significant degree on the legal protection of our software and other proprietary technology. We rely on a combination of patent, trade secret, copyright, and trademark laws and confidentiality and non-disclosure agreements with employees and third parties to establish and protect our proprietary rights.

Patents

For the year ended January 31, 2012, we were allowed or granted more than 60 patents worldwide and had more than a total 520 patents and patent applications worldwide. We have accumulated a significant amount of proprietary know-how and expertise in developing analytics solutions for enterprise workforce optimization and security intelligence products. We regularly review new areas of technology related to our businesses to determine whether they are patentable.

Licenses

Our licenses are designed to prohibit unauthorized use, copying, and disclosure of our software technology. When we license our software to customers, we require license agreements containing restrictions and confidentiality terms customary in the industry in order to protect our proprietary rights in the software. These agreements generally warrant that the software and propriety hardware will materially comply with written documentation and assert that we own or have sufficient rights in the software we distribute and have not violated the intellectual property rights of others. We license our products in a format that does not permit users to change the software code.  See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations —For certain products and components, we rely on a limited number of suppliers, manufacturers, and partners and if these relationships are interrupted we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all” under Item 1A.

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

Trademarks and Service Marks

We use various trademarks and service marks to protect the marks used in our business. We also claim common law protections for other marks we use in our business. Competitors and other companies could adopt similar marks or try to prevent us from using our marks, consequently impeding our ability to build brand identity and possibly leading to customer confusion. See “Risk Factors—Risks Related to Our Business—Intellectual Property and Data/Systems Security—Our intellectual property may not be adequately protected” under Item 1A for a more detailed discussion regarding the risks associated with the protection of our intellectual property.

Competition

We face strong competition in all of our markets, and we expect that competition will persist and intensify. In our Enterprise Intelligence segment, our competitors include Aspect Software, Inc., Autonomy Corp. (an HP company), Genesys Telecommunications, NICE Systems Ltd (“NICE”), and many smaller companies, which can vary across regions. In our Video Intelligence segment, our competitors include 3VR, American Dynamics (a business unit of Tyco), Genetec Inc., March Networks Corporation (entered into agreement to be acquired by Infinova Ltd.), Milestone Systems A/S, NICE, and Pelco, Inc. (a division of Schneider Electric Limited); divisions of larger companies, including Bosch Security Systems, Cisco Systems, Inc., United Technologies Corp., Honeywell International Inc., and many smaller companies, which can vary across regions. In our Communications Intelligence segment, our primary competitors include Aqsacom Inc., ETI (a division of BAE Systems), JSI Telecom, NICE, Pen-Link, Ltd., RCS S.R.L., Rohde & Schwarz, Trovicor, SS8 Networks, Inc., Utimaco (a division of Sophos, Plc), and many smaller companies, which can vary across regions. Some of our competitors have superior brand recognition and greater financial resources than we do, which may enable them to increase their market share at our expense. Furthermore, we expect that competition will increase as other established and emerging companies enter IP markets and as new products, services, and technologies are introduced.

In each of our operating segments, we believe that we compete principally on the basis of:

·                  product performance and functionality;

·                  product quality and reliability;

·                  breadth of product portfolio and interoperability;

·                  global presence and high-quality customer service and support;

·                  specific industry knowledge, vision, and experience; and

·                  price.

We believe that our success depends primarily on our ability to provide technologically advanced and cost-effective solutions and services. We expect that competition will increase as other established and emerging companies enter our market and as new products, services, and technologies are introduced, such as SaaS. In recent years, there has also been significant consolidation among our competitors, which has improved the competitive position of several of these companies. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations— Intense competition in our markets and competitors with greater resources than us may limit our market share, profitability, and growth” under Item 1A for a more detailed discussion of the competitive risks we face.

Export Regulations

We and our subsidiaries are subject to applicable export control regulations in countries from which we export goods and services. These controls may apply by virtue of the country in which the products are located or by virtue of the origin of the content contained in the products. If the controls of a particular country apply, the level of control generally depends on the nature of the goods and services in question. For example, our Communications Intelligence solutions tend to be more highly controlled than our Enterprise Intelligence solutions. Where controls apply, the export of our products generally requires an export license or authorization (either on a per-product or per-transaction basis) or that the transaction qualify for a license exception or the equivalent, and may also be subject to corresponding reporting requirements.

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

Our business is subject to risks arising from adverse changes in domestic and global economic conditions. Slowdowns, recessions, economic instability, political unrest, armed conflicts, or natural disasters around the world may cause companies and governments to delay, reduce, or even cancel planned spending. In particular, declines in information technology spending and limited or reduced government budgets have affected the market for our products in certain periods and in certain regions, especially in industries or areas that are or have experienced significant cost-cutting.  Customers or partners who are facing business challenges or liquidity issues are also more likely to delay purchase decisions or cancel orders, as well as to delay or default on payments. If customers or partners significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected.  During the recent recession, like many companies, we engaged in significant cost-saving measures.  Current economic conditions are also uncertain.  If economic conditions require us to again undertake significant cost-saving measures, such measures may negatively impact our ability to execute on our objectives and grow, particularly if we are not able to invest in our business as a result of a protracted economic downturn.

Intense competition in our markets and competitors with greater resources than us may limit our market share, profitability, and growth.

We face aggressive competition from numerous and varied competitors in all of our markets, making it difficult to maintain market share, remain profitable, invest, and grow.  Our competitors may be able to more quickly develop or adapt to new or emerging technologies, better respond to changes in customer requirements or preferences, or devote greater resources to the development, promotion, and sale of their products.  Some of our competitors have, in relation to us, longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition, and significantly greater financial, technical, marketing, customer service, public relations, distribution, or other resources. There has also been significant consolidation among our competitors, which has improved the competitive position of several of these companies. In recent years, several companies significantly larger than we are have also entered or increased their presence in our markets through internal development, partnerships, and acquisitions.  We also face competition from solutions developed internally by our customers or partners.  To the extent that we cannot compete effectively, our market share and, therefore, results of operations could be materially adversely affected.

Because price and related terms are key considerations for many of our customers, we may have to accept less-favorable payment terms, lower the prices of our products and services, and/or reduce our cost structure, including reducing headcount or investment in research and development, in order to remain competitive.  Certain of our competitors have become increasingly aggressive in their pricing strategy, particularly in markets where they are trying to establish a foothold or defend existing installations.  If we are forced to take these kinds of actions to remain competitive in the short-term, such actions may adversely impact our ability to execute and compete in the long-term.

The industry in which we operate is characterized by rapid technological changes and evolving industry standards, and if we cannot anticipate and react to such changes and continually innovate our products and technologies our results may suffer.

The markets for our products are characterized by rapidly changing technology and evolving industry standards.  The introduction of products embodying new technology, new delivery platforms such as SaaS, the commoditization of older technologies, and the emergence of new industry standards can exert pricing pressure on existing products and/or render them unmarketable or obsolete.  It is critical to our success that we are able to anticipate and respond to changes in technology and industry standards by consistently developing new and enhanced, innovative and high-quality products and services that meet or exceed the changing needs of our customers.  We must also successfully launch and drive demand for our new and enhanced solutions.  If we are unable to develop, launch, and drive demand for our new and enhanced solutions, we may lose market share and our profitability and other results of operations may be materially adversely affected.

Our solutions may contain defects that could impair their market acceptance and may result in customer claims for substantial damages if they fail to perform properly.

Our existing solutions are and future solutions are expected to be sophisticated and may develop operational problems.  New products and new product versions also give rise to the risk of defects or errors. If we are not able to remedy or do not discover such defects, errors, or other operational problems until after a product has been released and used by customers or partners, we may incur significant costs to correct such defects, errors, or other operational problems and/or become liable for substantial damages for product liability claims or other contract liabilities. In addition, defects or errors in our products may result in questions regarding the integrity of the products generally, which could cause adverse publicity and impair their market acceptance.

If we are unable to maintain our relationships with third parties that market and sell our products, our business and ability to grow could be materially adversely affected.

Approximately half of our sales are made through partners, distributors, resellers, and systems integrators.  We must often compete with other suppliers for these relationships and our competitors often seek to establish exclusive relationships with these sales channels or, at a minimum, to become a preferred partner for them.  Our ability to procure and maintain these relationships is based on factors that are similar to those on which we compete for end customers, including features, functionality, ease of use, installation and maintenance, and price, among others.  Even if we are able to secure such relationships on terms we find acceptable, there is no assurance that we will be able to realize the benefits we anticipate.  Some of our channel partners may also compete with us or have affiliates that compete with us or may partner with our competitors or even offer our products and those of our competitors as alternatives when presenting bids to end customers. Our ability to achieve our revenue goals and growth depends to a significant extent on maintaining and adding to these sales channels, and if we are unable to do so, our business and ability to grow could be materially adversely affected.

The sophisticated nature of our solutions, sales cycle, and sales strategy may create uncertainty in our operating results and make such results more volatile and difficult to predict.

Although the timing of our sales cycle ranges from as little as a few weeks to more than a year, our larger sales, which we emphasize in our sales strategy, typically require a minimum of a few months to consummate.  As the length or complexity of a sales process increases, so does the risk of successfully closing the sale.  Larger sales are often made by competitive bid, which also increases the time and uncertainty associated with such opportunities.  Moreover, because many of our solutions are also sophisticated, customers may require education on the value and functionality of our solutions as part of the sales process, further extending the time frame and uncertainty of the process.  Longer sales cycles, competitive bid processes, and the need to educate customers means that:

·                  There is greater risk of customers deferring, scaling back, or cancelling sales as a result of, among other things, receipt of competitive proposals, changes in budgets and purchasing priorities, or introduction or anticipated introduction of new or enhanced products by us or our competitors, during the process.

·                  We may make a significant investment of time and money in opportunities that do not come to fruition, which investments we may be unable to recoup or utilize in future projects.

·                  We may be required to bid on a project in advance of the completion of its design or required to begin implementation of a project in advance of finalizing a sale, in either case, increasing the risk of unforeseen technological difficulties or cost overruns.

·                  We face greater downside risks if we do not correctly and efficiently deploy limited human and financial resources and convert such sales opportunities into orders.

The extended timeframe and uncertainty associated with many of our sales opportunities also makes it difficult for us to accurately forecast our revenues (and attendant budgeting and guidance decisions) and increases the volatility of our operating results from period to period.  Our ability to forecast and the volatility of our operating results is also impacted by the fact that pricing, margins, and other deal terms may vary substantially from transaction to transaction, especially across business lines.  The terms of our transactions, including with respect to pricing, future deliverables, delivery model (e.g., perpetual license versus SaaS), and post-contract customer support, also impact the timing of our ability to recognize revenue.  Because these transaction-specific factors are difficult to predict in advance, this also complicates the forecasting of revenue.  Additionally, because, as noted above, we emphasize larger transactions in our sales strategy, the deferral or loss of one or more significant orders or a delay in a large implementation could materially adversely affect our operating results, especially in any given quarter.  As with other software-focused companies, a large amount of our quarterly business tends to come in the last few weeks, or even the last few days, of each quarter.  This trend has also complicated the process of accurately predicting revenue and other operating results, particularly on a quarterly basis.  Finally, our business is subject to seasonal factors that may also cause our results to fluctuate from quarter to quarter.

For certain products and components, we rely on a limited number of suppliers, manufacturers, and partners and if these relationships are interrupted we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all.

Although we generally use standard parts and components in our products, we do rely on non-affiliated suppliers and OEM partners for certain non-standard products or components which may be critical to our products, including both hardware and software, and on manufacturers of assemblies that are incorporated into our products. We also purchase technology, license intellectual property rights, and oversee third-party development and localization of certain products or components, in some cases, from companies that may compete with us or work with our competitors.  While we endeavor to use larger, more established suppliers, manufacturers, and partners wherever possible, in some cases, these providers may be smaller, more early-stage companies, particularly with respect to suppliers of new or unique technologies that we have not developed internally.  If these suppliers, manufacturers, or partners experience financial, operational, manufacturing capacity, or quality assurance difficulties, or cease production and sale of the products we buy from them entirely, or there is any other disruption, including loss of license, OEM, or distribution rights, in our relationships with these suppliers, manufacturers, or partners, including as a result of the acquisition of a supplier or partner by a competitor, we will be required to locate alternative sources of supply or manufacturing, to internally develop the applicable technologies, to redesign our products, and/or to remove certain features from our products, any of which would be likely to increase expenses, create delivery delays, and negatively impact our sales.  Although we endeavor to put in place contracts with these key providers, including protections such as source code escrows (where needed), warranties, and indemnities, we may not be successful in obtaining adequate protections, these agreements may be short-term in duration, the counterparties may be unwilling or unable to stand behind such protections, and any contractual protections offer limited practical benefits to us in the event our relationship with a key provider is interrupted, any of which may adversely affect our business.

If we cannot recruit or retain qualified personnel, our ability to operate and grow our business may be impaired.

We depend on the continued services of our executive officers and other key personnel. In addition, in order to continue to grow effectively, we need to attract and retain new employees who understand and have experience with our products, services, and industry. The market for such personnel is competitive in most, if not all, of the geographies in which we operate. If we are unable to attract and retain qualified employees, on reasonable economic and other terms or at all, our ability to operate and grow our business could be impaired.

Because we have significant foreign operations, we are subject to geopolitical and other risks that could materially adversely affect our business.

We have significant operations in foreign countries, including sales, research and development, manufacturing, customer support, and administrative services. The countries in which we have our most significant foreign operations include Israel, the United Kingdom, Canada, India, Germany, and China (Hong Kong), and we intend to continue to expand our operations internationally. We believe our business may suffer if we are unable to successfully expand into new regions, as well as maintain and expand existing foreign operations. Our foreign operations are, and any future foreign expansion will be, subject to a variety of risks, many of which are beyond our control, including risks associated with:

·	foreign currency fluctuations;

·	political, security, and economic instability in foreign countries;

·	changes in and compliance with local laws and regulations, including export control laws, tax laws, labor laws, employee benefits, customs requirements, currency restrictions, and other requirements;

·	differences in tax regimes and potentially adverse tax consequences of operating in foreign countries;

·	customizing products for foreign countries;
·	preference for or policies and procedures that protect local suppliers;
·	legal uncertainties regarding liability and intellectual property rights;

·	hiring and retaining qualified foreign employees; and

·	difficulty in, and longer timeframes associated with, accounts receivable collection.

Any or all of these factors could materially affect our business or results of operations.

Conditions in and our relationship to Israel may materially adversely affect our operations and personnel and may limit our ability to produce and sell our products or engage in certain transactions.

We have significant operations in Israel, including research and development, manufacturing, sales, and support.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighbors, which in the past have led, and may in the future lead, to security and economic problems for Israel.  In addition, Israel has faced and continues to face difficult relations with the Palestinians and the risk of terrorist violence from both Palestinian as well as foreign elements such as Hezbollah.  Infighting among the Palestinians may also create security and economic risks to Israel.  Current and future conflicts and political, economic, and/or military conditions in Israel and the Middle East region have affected and may in the future affect our operations in Israel.  The exacerbation of violence within Israel or the outbreak of violent conflicts between Israel and its neighbors, including Iran, may impede our ability to manufacture, sell, and support our products, engage in research and development, or otherwise adversely affect our business or operations.  In addition, many of our employees in Israel are required to perform annual compulsory military service and are subject to being called to active duty at any time under emergency circumstances.  The absence of these employees may have an adverse effect on our operations.  Hostilities involving Israel may also result in the interruption or curtailment of trade between Israel and its trading partners or a significant downturn in the economic or financial condition of Israel and could materially adversely affect our results of operations.

Restrictive laws, policies, or practices in certain countries directed toward Israel, Israeli goods, or companies having operations in Israel may also limit our ability to sell some of our products in certain countries.

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

We are subject to complex, evolving regulatory requirements that may be difficult and expensive to comply with and that could negatively impact our business.

Our business and operations are subject to a variety of regulatory requirements in the United States and abroad, including, among other things, with respect to labor, tax, import and export, anti-corruption, data privacy and protection, and communications monitoring and interception.  Compliance with these regulatory requirements may be onerous and expensive, especially where these requirements are inconsistent from jurisdiction to jurisdiction or where the jurisdictional reach of certain requirements is not clearly defined or seeks to reach across national borders.  Regulatory requirements in one jurisdiction may make it difficult or impossible to do business in another jurisdiction.  We may also be unsuccessful in obtaining permits, licenses, or other authorizations required to operate our business, such as for the import or export of our products.  While we have implemented policies and procedures designed to achieve compliance with these laws and regulations, we also cannot assure you that we or our personnel will not violate applicable laws and regulations or our policies regarding the same.

Regulatory requirements, such as laws requiring telecommunications providers to facilitate the monitoring of communications by law enforcement, may also influence market demand for many of our products and/or customer requirements for specific functionality and performance or technical standards.  The domestic and international regulatory environment is subject to constant change, often based on factors beyond our control or anticipation, including political climate, budgets, and current events, which could reduce demand for our products or require us to change or redesign products to maintain compliance or competitiveness.

We are dependent on contracts with governments around the world for a significant portion of our revenue. These contracts also expose us to additional business risks and compliance obligations.

For the year ended January 31, 2012, approximately one quarter of our business was generated from contracts with various governments around the world, including federal, state, and local government agencies. We expect that government contracts will continue to be a significant source of our revenue for the foreseeable future. Our business generated from government contracts may be materially adversely affected if:

·	our reputation or relationship with government agencies is impaired;

·

we are suspended or otherwise prohibited from contracting with a domestic or foreign government or any significant law enforcement agency, for example, as a result of our previously disclosed March 2010 consent judgment with the SEC, which must be disclosed by us in any proposal to perform new work for U.S. federal agencies until March 2013;

·	levels of government expenditures and authorizations for law enforcement and security related programs decrease or shift to programs in areas where we do not provide products and services;

·

we are prevented from entering into new government contracts or extending existing government contracts based on violations or suspected violations of laws or regulations, including those related to procurement;

·	we are not granted security clearances that are required to sell our products to domestic or foreign governments or such security clearances are deactivated;

·	there is a change in government procurement procedures; or

·	there is a change in political climate that adversely affects our existing or prospective relationships.

In addition, we must comply with domestic and foreign laws and regulations relating to the formation, administration, and performance of government contracts. These laws and regulations affect how we do business with government agencies in various countries and may impose added costs on our business or defer our ability to recognize revenue from such contracts.  Our government contracts may contain, or under applicable law may be deemed to contain, unfavorable provisions not typically found in private commercial contracts that may expose us to additional risk or liability, including provisions enabling the government party to:

·	terminate or cancel existing contracts for convenience without reimbursing us for incurred costs or hold us liable for cover costs if the contract was terminated for cause;

·	in the case of the U.S. federal government, suspend us from doing business with a foreign government or prevent us from selling our products in certain countries;
·	audit and object to our contract-related costs and expenses, including allocated indirect costs; and
·	unilaterally change contract terms and conditions, including warranty provisions, schedule, quantities, and scope of work, in advance of our agreement on corresponding pricing adjustments.

Loss of security clearances or political factors may adversely affect our business.

Some of our subsidiaries maintain security clearances domestically and abroad in connection with the development, marketing, sale, and support of our Communications Intelligence solutions.  These clearances are reviewed from time to time by these countries and could be deactivated for political reasons unrelated to the merits of our solutions, such as the list of countries we do business with or the fact that our local entity is controlled by or affiliated with an entity based in another country.  If we lose our security clearances in a particular country, we would be unable to sell our Communications Intelligence solutions for secure projects in that country on a direct basis and might also experience greater challenges in selling such solutions even for non-secure projects in that country.  Even if we are able to obtain and maintain applicable security clearances, government customers may decline to purchase our Communications Intelligence solutions if they were not developed or manufactured in that country or if they were developed or manufactured in other countries that are considered disfavored by such country.  We may also experience negative publicity or other adverse impacts on our business if we sell our Communications Intelligence solutions to countries that are considered disfavored by the media or political or social rights organizations even though such transactions may be permissible under applicable law.  If any of the foregoing events occur, it may have a material adverse effect on our business.

Intellectual Property and Data/Systems Security

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

Preventing unauthorized use or infringement of our intellectual property rights is difficult even in jurisdictions with well-established legal protections for intellectual property such as the United States.  It may be even more difficult to protect our intellectual property in other jurisdictions where legal protections for intellectual property rights are less well-established.  If we are unable to adequately protect our intellectual property against unauthorized third-party use or infringement, our competitive position could be adversely affected.

Our products may infringe or may be alleged to infringe on the intellectual property rights of others, which could lead to costly disputes or disruptions for us and may require us to indemnify our customers and resellers for any damages they suffer.

The technology industry is characterized by frequent allegations of intellectual property infringement. In the past, third parties have asserted that certain of our products infringed upon their intellectual property rights and similar claims may be made in the future. Any allegation of infringement against us could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to enter into royalty or license agreements. If patent holders or other holders of intellectual property initiate legal proceedings against us, either with respect to our own intellectual property or intellectual property we license from third parties, we may be forced into protracted and costly litigation, regardless of the merits of these claims. We may not be successful in defending such litigation, in part due to the complex technical issues and inherent uncertainties in intellectual property litigation, and may not be able to procure any required royalty or license agreements on terms acceptable to us, or at all. Third parties may also assert infringement claims against our customers. Subject to certain limitations, we generally indemnify our customers and resellers with respect to infringement by our products of the proprietary rights of third parties, which, in some cases, may not be limited to a specified maximum amount and for which we may not have insurance coverage or an adequate indemnification in the case of intellectual property licensed from a third party.  If any of these claims succeed, we may be forced to pay damages, be required to obtain licenses for the products our customers or partners use, or incur significant expenses in developing non-infringing alternatives. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using or, in the case of resellers and other partners, stop selling our products.

Use of free or open source software could expose our products to unintended restrictions and could materially adversely affect our business.

Some of our products contain free or open source software (together, open source software) and we anticipate making use of open source software in the future. Open source software is generally covered by license agreements that permit the user to use, copy, modify, and distribute the software without cost, provided that the users and modifiers abide by certain licensing requirements. The original developers of the open source software generally provide no warranties on such software or protections in the event the open source software infringes a third party’s intellectual property rights. Although we endeavor to monitor the use of open source software in our product development, we cannot assure you that past, present, or future products will not contain open source software elements that impose unfavorable licensing restrictions or other requirements on our products, including the need to seek licenses from third parties, to re-engineer affected products, to discontinue sales of affected products, or to release all or portions of the source code of affected products.  Any of these developments could materially adversely affect our business.

The mishandling or even the perception of mishandling of sensitive information could harm our business.

Our products are in some cases used by customers to compile and analyze highly sensitive or confidential information and data, including, in some cases, information or data used in intelligence gathering or law enforcement activities. While our customers’ use of our products in no way affords us access to the customer’s sensitive or confidential information or data, we or our partners may receive or come into contact with such information or data, including personally identifiable information, when we are asked to perform services or support functions for our customers. We or our partners may also receive or come into contact with such information in connection with our SaaS or other hosted or managed services offerings.  We have implemented policies and procedures and use information technology systems to help ensure the proper handling of such information and data, including background screening of certain services personnel, non-disclosure agreements with employees and partners, access rules, and controls on our information technology systems. Customers are also increasingly focused on the security of our products and we work to ensure their security, including through the use of encryption, access rights, and other customary security features. However, these measures are designed to mitigate the risks associated with handling or processing sensitive data and cannot safeguard against all risks at all times. The improper handling of sensitive data, or even the perception of such mishandling (whether or not valid), or other security lapses by us or our partners or within our products, could reduce demand for our products or otherwise expose us to financial or reputational harm or legal liability.

We may be subject to information technology system failures or disruptions that could harm our operations, financial condition, or reputation.

We rely extensively on information technology systems to operate and manage our business and to process, maintain, and safeguard information, including information belonging to our customers, partners, and personnel.  These systems may be subject to failures or disruptions as a result of, among other things, natural disasters, accidents, power disruptions, telecommunications failures, new system implementations, acts of terrorism or war, physical security breaches, computer viruses, or other cyber security attacks.  We have experienced cyber security attacks in the past and may experience them in the future, potentially with greater frequency.  While we are continually working to maintain secure and reliable systems, our security, redundancy, and business continuity efforts may be ineffective or inadequate.  Such system failures or disruptions could subject us to research and development or production downtimes, delays in our ability to process orders, delays in our ability to provide products and services to customers, delays or errors in financial reporting, compromise or loss of sensitive or confidential information or intellectual property, destruction or corruption of data, financial losses from remedial actions, liabilities to customers or other third parties, or damage to our reputation.  Any of the foregoing could harm our competitive position, result in a loss of customer confidence, and materially and adversely affect our results of operations or financial condition.

Risks Related to Our Finances and Capital Structure

Our internal controls over financial reporting may not prevent misstatements and material weaknesses or deficiencies could arise in the future which could lead to restatements or filing delays.

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

An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, because the degree of compliance with policies or procedures decreases over time, or because of unanticipated circumstances or other factors.  As a result, although our management has concluded that our internal controls are effective as of January 31, 2012, we cannot assure you that our internal controls will prevent or detect every misstatement, that material weaknesses or other deficiencies will not reoccur or be identified in the future, that this or future financial reports will not contain material misstatements or omissions, that future restatements will not be required, or that we will be able to timely comply with our reporting obligations in the future.

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

Because Comverse holds a majority of the voting power for the election of our board of directors, we are a “controlled company” within the meaning of NASDAQ Listing Rule 5615(c). As a controlled company, we qualify for, and our board of directors, the composition of which is controlled by Comverse, may and intends to rely upon, exemptions from several of NASDAQ’s corporate governance requirements, including requirements that:

·	a majority of the board of directors consist of independent directors;

·	compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee comprised solely of independent directors; and

·	director nominees be selected or recommended to the board of directors by a majority of its independent directors or by a nominating committee that is composed entirely of independent directors.

At present, we do not have a majority independent board of directors or a compensation committee or a nominating committee composed entirely of independent directors.  Accordingly, our stockholders are not and will not be afforded the same protections generally as stockholders of other NASDAQ-listed companies for so long as Comverse controls the composition of our board and our board determines to rely upon such exemptions.

Comverse can control our business and affairs, including our board of directors.

Because Comverse beneficially owns a majority of our common stock (assuming conversion of our preferred stock) and holds a majority of the voting power for the election of our board of directors, Comverse effectively controls the outcome of all matters submitted for stockholder action, including the approval of significant corporate transactions, such as certain equity issuances or mergers and acquisitions. The terms of our preferred stock, all of which is held by Comverse, entitle Comverse to further control over significant corporate transactions. As of January 31, 2012, the preferred stock was convertible into approximately 10.8 million shares of our common stock, giving Comverse beneficial ownership of 54.4% of our common stock assuming conversion of such preferred stock.  In addition, as of January 31, 2012, Comverse’s preferred stock and common stock positions collectively entitled it to 52.7% of the voting power for the election of our board of directors and for any other matters submitted to a vote of our common stockholders (assuming no conversion of the preferred stock).

By virtue of its controlling stake, Comverse also has the ability, acting alone, to remove existing directors and/or to elect new directors to our board of directors to fill vacancies. At present, Comverse has appointed individuals who are officers, executives, or directors of Comverse as five of our nine directors. These directors have fiduciary duties to both us and Comverse and may become subject to conflicts of interest on certain matters where Comverse’s interest as majority stockholder may not be aligned with the interests of our minority stockholders. In addition, if we fail to repurchase the preferred stock as required upon a fundamental change, then the number of directors constituting the board of directors will be increased by two and Comverse will have the right to elect two directors to fill such vacancies.

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

We have been adversely affected as a result of being a consolidated, controlled subsidiary of Comverse and could be adversely affected in the future.

We have been adversely affected by events at Comverse in the past and may be adversely affected by events at Comverse in the future.  Comverse’s previous extended filing delay and the circumstances underlying it materially and adversely affected us in a number of ways, including by contributing to our own previous extended filing delay and related concerns on the part of employees, customers, partners, service providers, and regulatory authorities, among others.  If Comverse were in the future to experience further filing delays or to discover further accounting issues, it could have an adverse impact on us and our business.

For as long as we remain a majority owned subsidiary of Comverse, Comverse’s strategic plans, and related speculation and announcements regarding its ownership interest in our stock, may also adversely affect us and our business.  For example, Comverse has publicly announced its intention to spin off its Comverse, Inc. subsidiary and eliminate its holding company structure either simultaneously with or shortly after the completion of such transaction and we cannot presently predict the outcome of this Comverse process or its impact on us.

Prior to our IPO in May 2002, we were included in Comverse’s U.S. federal income tax return and we remain party to a tax-sharing agreement with Comverse for periods prior to our IPO.  As a result, Comverse may unilaterally make decisions that could impact our liability for income taxes for periods prior to the IPO.  Under applicable federal and state laws, we could also be liable, under certain circumstances, for taxes of other members of the Comverse consolidated group for such pre-IPO periods.  Adjustments to the consolidated group’s tax liability for periods prior to our IPO could also affect the net operating losses (“NOLs”) allocated to us by Comverse and cause us to incur additional tax liability in future periods.

We have a significant amount of debt under our credit agreement, which exposes us to leverage risks and subjects us to covenants which may adversely affect our operations.

At January 31, 2012, we had gross outstanding indebtedness of $597.0 million under our credit agreement, meaning that we are significantly leveraged. Our leverage position may, among other things:

·	limit our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions, or other general corporate purposes;

·	require us to dedicate a substantial portion of our cash flow from operations to debt service, reducing the availability of our cash flow for other purposes;

·

require us to repatriate cash for debt service from our foreign subsidiaries resulting in dividend tax costs or require us to adopt other disadvantageous tax structures to accommodate debt service payments; or

·

increase our vulnerability to economic downturns, limit our ability to capitalize on significant business opportunities, and restrict our flexibility to react to changes in market or industry conditions.

In addition, because our indebtedness bears interest at a variable rate, we are exposed to risk from fluctuations in interest rates in periods where market rates exceed the interest rate floor provided by our credit agreement.

Our credit agreement contains a financial covenant that requires us to maintain a maximum consolidated leverage ratio and a covenant requiring us to deliver audited financial statements to the lenders each year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under Item 7 for additional information.

Our ability to comply with the leverage ratio covenant is highly dependent upon our ability to continue to grow earnings from quarter to quarter, or in the alternative, to reduce expenses and/or reduce the level of our outstanding debt and we cannot assure that we will be successful in any or all of these regards.

Our credit agreement also includes a number of restrictive covenants which limit our ability to, among other things:

·	incur additional indebtedness or liens or issue preferred stock;

·	pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness;

·	engage in transactions with affiliates;

·	engage in sale-leaseback transactions;

·	sell certain assets;

·	change our lines of business;

·	make investments, loans, or advances; and

·	engage in consolidations, mergers, liquidations, or dissolutions.

These covenants could limit our ability to plan for or react to market conditions, to meet our capital needs, or to otherwise engage in transactions that might be considered beneficial to us.

If an event of default occurs under the credit agreement, our lenders could declare all amounts outstanding to be immediately due and payable. In that event, we may be forced to seek an amendment of and/or waiver under the credit agreement, raise additional capital through securities offerings, asset sales, or other transactions, or seek to refinance or restructure our debt. In such a case, there can be no assurance that we will be able to consummate such an amendment and/or waiver, capital raising transaction, refinancing, or restructuring on reasonable terms or at all.

We consider other financing and refinancing options from time to time, however, we cannot assure you that such options will always be available to us on reasonable terms or at all.  If one or more rating agencies were to downgrade our credit ratings, that could also impede our ability to refinance our existing debt or secure new debt, increase our future cost of borrowing, and create third party concerns about our financial condition or results of operations.

The rights of the holders of shares of our common stock are subject to, and may be adversely affected by, the rights of holders of the preferred stock.

In connection with our 2007 acquisition of Witness Systems, Inc. (“Witness”), we issued 293,000 shares of convertible preferred stock to Comverse at an aggregate purchase price of $293.0 million. The issuance of shares of common stock upon conversion of the preferred stock would result in substantial dilution to the other common stockholders. As of January 31, 2012, inclusive of accrued dividends, the preferred stock was convertible into approximately 10.8 million shares of our common stock. In addition, the terms of the preferred stock include liquidation, dividend, and other rights that are senior to and more favorable than the rights of the holders of our common stock.

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

Future acquisitions or investments, if any, could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to intangible assets, any of which could have a material adverse effect on our operating results and financial condition. In addition, investments in immature businesses with unproven track records and technologies have a high degree of risk, with the possibility that we may lose the value of our entire investments and potentially incur additional unexpected liabilities.  Acquisitions or investments that are not immediately accretive to earnings may also make it more difficult for us to maintain satisfactory profitability levels and compliance with the maximum leverage ratio covenant under our credit agreement.

The process of integrating an acquired company’s business into our operations and investing in new technologies is challenging and may result in expected or unexpected operating or compliance challenges, which may require a significant amount of our management’s attention that would otherwise be focused on the ongoing operation of our business, as well as significant expenditures.  Other risks we may encounter with acquisitions include the effect of the acquisition on our financial and strategic positions and our reputation, the inability to obtain the anticipated benefits of the acquisition, including synergies or economies of scale on a timely basis or at all, or challenges in reconciling business practices, particularly in foreign geographies, combining systems, retaining key employees, and maintaining and integrating product development.  Due to rapidly changing market conditions, we may also find the value of our acquired technologies and related intangible assets, such as goodwill, as recorded in our financial statements, to be impaired, resulting in charges to operations.

There can be no assurance that we will be successful in making additional acquisitions or that we will be able to effectively integrate any acquisitions we do make or realize the expected benefits of such transactions.

Our future success depends on our ability to execute on our growth strategy and properly manage investment in our business and operations.

Our strategy is to continue to invest in our business and operations and grow, both organically and through acquisitions.  Investments in, among other things, new products and technologies, research and development, infrastructure and systems, geographic expansion, and headcount are critical to achieving our growth strategy and the need to continually enhance and secure our internal and external operations.  However, such investments may not be successful, and even if successful, may negatively impact our short-term profitability.  Our success depends on our ability to effectively and efficiently execute on our growth strategy, including our ability to properly allocate limited investment dollars, balance the extent and timing of investments with the associated impact on expenses and profitability, and capture economies of scale.  If we are unable to effectively and efficiently execute on our growth strategy and properly manage our investments and expenditures, our results of operations and stock price may be materially adversely affected.

If our goodwill or other intangible assets become impaired, our financial condition and results of operations would be negatively affected.

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. Goodwill and other intangible assets totaled approximately $1.0 billion, or approximately 68% of our total assets, as of January 31, 2012. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets. We make assumptions and estimates in this assessment which are complex and often subjective. These assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts.  To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future. Any significant impairment charges would negatively affect our financial condition and results of operations.

Our international operations subject us to currency exchange risk.

Most of our revenue is denominated in U.S. dollars, while a significant portion of our operating expenses, primarily labor expenses, is denominated in the local currencies where our foreign operations are located, principally Israel, the United Kingdom, Germany, and Canada. As a result, we are exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could increase the U.S. dollar cost of our operations in these countries, which could have a material adverse effect on our results of operations. In addition, since a portion of our sales are made in foreign currencies, primarily the euro and the British pound, fluctuations in the value of these currencies relative to the U.S. dollar could impact our revenue (on a U.S. dollar basis) and materially adversely affect our results of operations.  We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense, however, our hedging activities are limited in scope and duration and may not be effective at reducing the U.S. dollar cost of our global operations.

Changes in our tax rates, the adoption of new U.S. or international tax legislation, inability to realize value from our NOLs, or exposure to additional tax liabilities could affect our future results.

We are subject to taxes in the United States and numerous foreign jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in valuation allowance on deferred tax assets (including our NOL carryforwards), changes in unrecognized tax benefits or changes in tax laws or their interpretation.  Any of these changes could have a material adverse effect on our profitability.  In addition, the tax authorities in the jurisdictions in which we operate, including the United States, may from time to time review the pricing arrangements between us and our foreign subsidiaries. An adverse determination by one or more tax authorities in this regard may have a material adverse effect on our financial results.  In Israel, we continue to work towards becoming compliant with our statutory accounting and tax filings as a result of our prior financial restatement.  If we are delayed further in our Israeli filings, we could be subject to certain penalties, including imposition of withholding taxes and inability to contract with Israeli government entities.

We have significant deferred tax assets which can provide us with significant future cash tax savings if we are able to use them.  However, the extent to which we will be able to use these tax benefits may be impacted, restricted, or eliminated by a number of factors including whether we generate sufficient future net income, adjustments to Comverse’s tax liability for periods prior to our IPO, changes in tax rates, laws, or regulations that could have retroactive effect, or an “ownership change” under Section 382 of the Internal Revenue Code.  If an ownership change were to occur, it would impose an annual limit on the amount of pre-change NOLs and other losses available to reduce our taxable income and could result in a reduction in the value of our NOL carryforwards or the realizability of other deferred tax assets.  To the extent that we are unable to utilize our NOLs or other losses, our results of operations, liquidity, and financial condition could be adversely affected in a significant manner.  When we cease to have NOLs available to us in a particular tax jurisdiction, either through their expiration, disallowance, or utilization, our cash tax liability will increase in that jurisdiction.

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

Leased Properties

We lease a total of approximately 436,000 square feet of office space in the United States. Our corporate headquarters are located in a leased facility in Melville, New York, and consist of approximately 45,800 square feet under a lease that expires in May 2013. The Melville facility is used primarily by our executive management, corporate, administrative, sales, marketing, customer support, and services groups. We lease approximately 96,500 square feet at a facility in Roswell, Georgia under a lease that expires in November 2012.  The Roswell facility is used primarily by the administrative, marketing, product development, support, and sales groups for our Enterprise Intelligence operations.  Upon expiration of the Roswell lease in November 2012, we expect to move such operations to a 132,676 square foot facility in Alpharetta, Georgia under a lease agreement that expires in September 2026.  This new Alpharetta, Georgia facility will also include the consolidation of the Atlanta, Georgia office of Global Management Technologies (“GMT”), the lease of which we assumed in October 2011 in connection with our acquisition of GMT.

We occupy additional leased facilities in the United States, including offices located in Columbia, Maryland and Denver, Colorado which are primarily used for product development, sales, training, and support for our Video Intelligence operations; an office in Gainesville, Virginia used primarily for supporting our Communications Intelligence operations; and offices in Santa Clara, California; Lyndhurst, New Jersey; San Diego, California; Herndon, Virginia; and Rockland, Massachusetts which are primarily used for product development, sales, training, and support for our Enterprise Intelligence operations.

Outside of the United States, we occupy approximately 176,000 square feet at a facility in Herzliya, Israel under a lease that expires in October 2015. The Herzliya facility is used primarily for manufacturing, storage, development, sales, marketing, and support related to our Communications Intelligence operations. We also occupy approximately 34,500 square feet at a leased facility in Laval,

Quebec, which is used primarily for our manufacturing, product development, support, and sales for our Video Intelligence operations. The Laval lease expires in June 2013. We occupy approximately 20,000 square feet at a facility in Weybridge, the United Kingdom under a lease which expires in February 2021. The Weybridge facility is used primarily for administrative, marketing, product development, support, and sales groups for our Enterprise Intelligence and Video Intelligence operations.

Additionally, we occupy leased facilities outside of the United States in Zoetermeer, the Netherlands; Sao Paulo and Florianópolis, Brazil; Sofia, Bulgaria; Mexico City, Mexico; Letterkenney, Ireland; Hong Kong, China; Tokyo, Japan; Sydney, Australia; Pasig City, Philippines; Singapore (through our joint venture); and Gurgaon and Bangalore, India, which are used primarily by our administrative, product development, sales, and support functions for our Enterprise Intelligence, Communications Intelligence, and Video Intelligence operations.

In addition to the leases noted above, we also lease smaller office space throughout the world for our local sales, support, and services needs. For additional information regarding our lease obligations, see Note 16, “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this report.

Owned Properties

We own approximately 12.3 acres of land, including 40,000 square feet of office space, in Durango, Colorado, which we have historically used to support our Video Intelligence operations. On October 10, 2006, we entered into a 10-year lease with a third party for 6.5 acres of these 12.3 acres, all of which was undeveloped and not being used by us. The remaining 5.8 acres, including the office space, are subject to a security interest under our credit agreement.

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

Item 3.                                 Legal Proceedings

On March 26, 2009, a motion to approve a class action lawsuit (the “Labor Motion”), and the class action lawsuit itself (the “Labor Class Action”) (Labor Case No. 4186/09), were filed against our subsidiary, Verint Systems Limited (“VSL”), by a former employee of VSL, Orit Deutsch, in the Tel Aviv Labor Court.  Ms. Deutsch purports to represent a class of our employees and ex-employees who were granted options to buy shares of Verint and to whom allegedly damages were caused as a result of the blocking of the ability to exercise Verint options by our employees or ex-employees during our previous extended filing delay period.  The Labor Class Action seeks compensatory damages for the entire class in an unspecified amount.  On July 9, 2009, we filed a motion for summary dismissal and alternatively for the stay of the Labor Motion.  On February 8, 2010, the Tel Aviv Labor Court dismissed the case for lack of material jurisdiction and ruled that it would be transferred to the District Court in Tel Aviv.  On October 11, 2011, the District Court in Tel Aviv ordered a stay of proceedings until legal proceedings in the United States with respect to related shareholder claims against Comverse are concluded.  The parties are expected to update the District Court on any developments in the cases no later than April 4, 2012.

From time to time we or our subsidiaries may be involved in legal proceedings and/or litigation arising in the ordinary course of our business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any current claims will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4.                                 Mine Safety Disclosures

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

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Pink Sheets.

Year Ended
January 31,	Period	Low	High

2011	2/1/10 — 4/30/10	$17.73	$28.00
	5/1/10 — 7/2/10	$22.20	$27.00

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the NASDAQ Global Market.

Year Ended
January 31,	Period	Low	High
2011	7/6/10 — 7/31/10	$19.63	$23.80
	8/1/10 — 10/31/10	$22.02	$32.93
	11/1/10 — 1/31/11	$30.67	$38.10
2012	2/1/11 — 4/30/11	$32.00	$37.92
	5/1/11 — 7/31/11	$32.46	$37.99
	8/1/11 — 10/31/11	$22.50	$34.33
	11/1/11 — 1/31/12	$25.88	$29.42

Holders

There were 81 holders of record of our common stock at March 15, 2012.  Such record holders include holders who are nominees for an undetermined number of beneficial owners.

Dividends

We have not declared or paid any cash dividends on our equity securities and have no current plans to pay any dividends on our equity securities.  We intend to retain our earnings to finance the development of our business, repay debt, and for other corporate purposes.  In addition, the terms of our credit agreement restrict our ability to pay cash dividends on shares of our common or preferred stock.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” under Item 7 for a more detailed discussion of these limitations.  Our ability to pay dividends on our common stock is also limited by the terms of our outstanding shares of preferred stock which rank senior to our common stock with respect to the payment of dividends and bear a preferred dividend which currently accrues at the rate of 3.875% per year.  See Note 8, “Convertible Preferred Stock” to our consolidated financial statements included in Item 15 of this report, for a more detailed discussion of these restrictions.

Any future determination as to the payment of dividends on our common stock will be made by our board of directors at its discretion, subject to the limitations contained in the credit agreement and the rights of the holders of the preferred stock and will depend upon our earnings, financial condition, capital requirements, and other relevant factors.

Stock Performance Graph

The following table compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Index, assuming an investment of $100 on January 31, 2007 through January 31, 2012, and the reinvestment of any dividends.  The comparisons in the graph below are based upon (i) closing sale prices on NASDAQ for our common stock on January 31, 2007 and each day from July 6, 2010 through January 31, 2012 and (ii) the closing bid quotations (as reported by the Pink Sheets) for all other periods.  This data is not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Verint Systems, Inc., the NASDAQ Composite Index,

and the NASDAQ Computer & Data Processing Index

*$100 invested on 1/31/07 in stock or index, including reinvestment of dividends.

Fiscal year ending January 31.

	January 31, 2007	January 31, 2008	January 31, 2009	January 31, 2010	January 31, 2011	January 31, 2012

Verint Systems Inc.	$100.00	$55.98	$19.67	$55.37	$104.27	$85.57

NASDAQ Composite Index	$100.00	$97.07	$60.02	$87.95	$111.84	$116.36

NASDAQ Computer & Data Processing Index	$100.00	$102.83	$63.57	$97.39	$118.73	$120.43

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)(2)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
November 1 — November 30, 2011	—	—	—	—
December 1 — December 31, 2011	—	—	—	—
January 1 — January 31, 2012	29,659(3)	$ 27.90	—	—

(1)          These shares were purchased in-open market transactions.  None of these shares were purchased as a part of a publicly announced stock repurchase plan or program.

(2)          Represents the approximate weighted-average price paid per share.

(3)          As previously disclosed, in connection with the resumption of option exercises following the conclusion of our previous extended filing delay period and the vesting of restricted stock units after the relisting of our common stock on the NASDAQ Global Market, during the summer of 2010, we issued up to an aggregate of approximately 135,000 equity securities to certain current and former employees and a former director in transactions that did not involve public offerings and that were made in reliance on available exemptions from registration under the Securities Act of 1933.  In January 2012, we repurchased 29,659 of these securities.  We also expect to repurchase an additional 2,250 of these securities in the future.

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

Five-Year Selected Financial Highlights:

Consolidated Statements of Operations Data

	Year Ended January 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008
Revenue	$782,648	$726,799	$703,633	$669,544	$534,543
Operating income (loss)	$86,478	$73,105	$65,679	$(15,026)	$(114,630)
Net income (loss)	$40,625	$28,585	$17,100	$(78,577)	$(197,545)
Net income (loss) attributable to Verint Systems Inc.	$36,993	$25,581	$15,617	$(80,388)	$(198,609)
Net income (loss) attributable to Verint Systems Inc. common shares	$22,203	$11,403	$2,026	$(93,452)	$(207,290)

Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.58	$0.33	$0.06	$(2.88)	$(6.43)
Diluted	$0.56	$0.31	$0.06	$(2.88)	$(6.43)
Weighted-average shares:
Basic	38,419	34,544	32,478	32,394	32,222
Diluted	39,499	37,179	33,127	32,394	32,222

We have never declared a cash dividend to common stockholders.

Consolidated Balance Sheet Data

	January 31,
(in thousands)	2012	2011	2010	2009	2008
Total assets	$1,502,868	$1,376,127	$1,396,337	$1,337,393	$1,492,275
Long-term debt, including current maturities	597,379	583,234	620,912	625,000	610,000
Preferred stock	285,542	285,542	285,542	285,542	293,663
Total stockholders’ equity (deficit)	144,295	77,687	(14,567)	(76,070)	30,325

During the five-year period ended January 31, 2012, we acquired a number of businesses, the more significant of which were the acquisitions of Witness in May 2007, Vovici Corporation (“Vovici”) in August 2011, and GMT in October 2011.  The operating results of acquired businesses have been included in our consolidated financial statements since their respective acquisition dates and have contributed to our revenue growth.  The May 2007 acquisition of Witness significantly impacted our revenue and operating results.

Operating results for the year ended January 31, 2012 include:

·                  a loss on extinguishment of debt of $8.1 million associated with the termination of a credit agreement;

·                  amortization of intangible assets associated with the acquisition of Witness of $26.8 million;

·                  interest expense on our term loans of $28.1 million; and

·                  stock-based compensation expense of $27.9 million.

Operating results for the year ended January 31, 2011 include:

·                  amortization of intangible assets associated with the acquisition of Witness of $27.4 million;

·                  interest expense on our term loan and revolving credit agreement of $26.2 million;

·                  stock-based compensation expense of $46.8 million;

·                  realized losses on our interest rate swap of $3.1 million; and

·                  approximately $29 million in professional fees and related expenses associated with our restatement of previously filed consolidated financial statements for periods through January 31, 2005 and our previous extended filing delay status.  During this year, we resumed filing timely periodic reports with the SEC.

Operating results for the year ended January 31, 2010 include:

·                  amortization of intangible assets associated with the acquisition of Witness of $28.3 million;

·                  interest expense on our term loan and revolving credit agreement of $22.6 million;

·                  stock-based compensation expense of $44.2 million;

·                  realized and unrealized losses on our interest rate swap of $13.6 million; and

·                  approximately $54 million in professional fees and related expenses associated with our restatement of previously filed consolidated financial statements for periods through January 31, 2005 and our previous extended filing delay status.

Operating results for the year ended January 31, 2009 include:

·                  a  full year’s revenue from Witness compared to eight months in the prior year;

·                  amortization of intangible assets associated with the acquisition of Witness of $31.1 million;

·                  integration costs of $3.2 million incurred to support and facilitate the combination of Verint and Witness into a single organization;

·                  net proceeds after legal fees of approximately $4.3 million associated with the settlement of pre-existing litigation between Witness and a competitor;

·                  interest expense on our term loan and revolving credit agreement of $35.2 million;

·                  stock-based compensation expense of $36.0 million;

·                  realized and unrealized losses on our interest rate swap of $11.5 million;

·                  restructuring costs of $5.7 million and approximately $28 million in professional fees and related expenses associated with our restatement of previously filed consolidated financial statements for periods through January 31, 2005 and our previous extended filing delay status; and

·                  non-cash goodwill impairment charges of $26.0 million.

Operating results for the year ended January 31, 2008 include:

·                  an increase in revenue of $123.1 million from the Witness business, beginning in the quarter ended July 31, 2007;

·                  amortization of intangible assets associated with the acquisition of Witness of $22.6 million;

·                  a $6.7 million charge for in-process research and development;

·                  integration costs of $11.0 million incurred to support and facilitate the combination of Verint and Witness into a single organization;

·                  legal fees of $8.7 million associated with pre-existing litigation between Witness and a competitor;

·                  interest expense on our term loan of $34.4 million;

·                  stock-based compensation expense of $31.0 million;

·                  realized and unrealized losses on our interest rate swap of $29.2 million;

·                  unrealized gains of $7.2 million on an embedded derivative financial instrument related to the variable dividend feature of our preferred stock;

·                  restructuring costs of $3.3 million and approximately $26 million in professional fees and related expenses associated with our restatement of previously filed consolidated financial statements for periods through January 31, 2005 and our previous extended filing delay status; and

·                  non-cash goodwill and intangible asset impairment charges of $23.4 million.

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

Business Overview

Verint® is a global leader in Actionable Intelligence® solutions and value-added services. Our solutions enable organizations of all sizes to make more timely and effective decisions to improve enterprise performance and make the world a safer place.

More than 10,000 organizations in over 150 countries — including over 85 percent of the Fortune 100 — use Verint solutions to capture, distill, and analyze complex and underused information sources, such as voice, video, and unstructured text.  In the enterprise intelligence market, our workforce optimization and voice of the customer solutions help organizations enhance the customer service experience, increase customer loyalty, enhance products and services, reduce operating costs, and drive revenue. In the security intelligence market, our communications and cyber intelligence, video and situation intelligence, and public safety solutions help government and commercial organizations in their efforts to protect people and property and neutralize terrorism and crime.

Verint was founded in 1994 and is headquartered in Melville, New York.

Our Business

We serve two markets through three operating segments. Our Enterprise Intelligence segment serves the enterprise intelligence market, while our Video Intelligence segment and Communications Intelligence segment serve the security intelligence market.

In our Enterprise Intelligence segment, we are a leading provider of enterprise intelligence software and services. Our solutions enable organizations to extract and analyze valuable information from customer interactions and related operational data in order to make more effective, proactive decisions for optimizing the performance of their customer service operations, improving the customer experience, and facilitating compliance, and enhancing products and services.  For the years ended January 31, 2012, 2011, and 2010, this segment represented approximately 56%, 57%, and 53% of our total revenue, respectively.

In our Video Intelligence segment, we are a leading provider of networked IP video solutions and a provider of situation intelligence solutions designed to optimize security and enhance operations. Our Video Intelligence solutions portfolio includes IP video management software and services, edge devices for capturing, digitizing, and transmitting video over different types of wired and wireless networks, video analytics, networked video recorders, and physical security information management.  For the years ended January 31, 2012, 2011, and 2010, this segment represented approximately 18%, 18%, and 21% of our total revenue, respectively.

In our Communications Intelligence segment, we are a leading provider of communications intelligence solutions and a developer of cyber intelligence solutions that help law enforcement, national security, intelligence, and civilian government agencies effectively detect, investigate, and neutralize criminal and terrorist threats and detect and thwart cyber-attacks.  Our solutions are designed to handle massive amounts of unstructured and structured information from different sources, quickly make sense of complex scenarios, and generate evidence and intelligence.  For the years ended January 31, 2012, 2011, and 2010, this segment represented approximately 26%, 25%, and 26% of our total revenue, respectively.

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

·

Market acceptance of Actionable Intelligence for unstructured data, particularly analytics. We are in an early stage market where the value of certain aspects of our products and solutions is still in the process of market acceptance. We believe that our future growth depends in part on the continued and increasing acceptance of the value of our data analytics across our product offerings.

·

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

·	Information technology spending. Our growth and results depend in part on general economic conditions and the pace of growth in information technology spending.

See also “Risk Factors” under Item 1A for a more complete description of these and other risks that may impact future revenue and profitability.

Our Previous Extended Filing Delay and Related Matters

As previously disclosed, from March 2006 through March 2010, we did not make periodic filings with the SEC. Our previous extended filing delay arose as a result of certain internal and external investigations and reviews of accounting matters discussed in our prior public filings and led to the identification of material weaknesses in our internal control over financial reporting and the delisting of our common stock from NASDAQ.  In connection with the foregoing and related matters, we incurred approximately $137 million of professional fees and related expenses during the four years ended January 31, 2011.  By June 2010, we had concluded our internal investigation and reviews, filed with the SEC annual reports for all required periods and quarterly reports for certain quarters for which we had not previously filed reports, resumed making timely periodic filings with the SEC, relisted our common stock on NASDAQ, settled an injunctive action by the SEC, and resolved certain other matters with the SEC.  As a result, professional fees incurred during the year ended January 31, 2012 were significantly lower than those incurred in each of the four years ended January 31, 2011.  We expect future professional fees and related expenses to continue to be significantly lower than those incurred during our previous extended filing delay.

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

Revenue Recognition

Our revenue recognition policy is a critical component of determining our operating results and is based on a complex set of accounting rules that require us to make significant judgments and estimates. We derive revenue primarily from two sources: product revenue, which includes revenue from hardware and software products, and service and support revenue, which includes revenue from installation services, PCS, project management, hosting services, SaaS, product warranties, and training services. Our customer arrangements may include any combination of these elements. We follow the appropriate revenue recognition rules for each type of revenue. For additional information, see Note 1, “Summary of Significant Accounting Policies” to our consolidated financial statements included in Item 15 of this report. Revenue recognition for a particular arrangement is dependent upon such factors as the level of customization within the solution and the contractual delivery, acceptance, payment, and support terms with the customer. Significant judgment is required to conclude on each of these factors, and if we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

We generally consider a purchase order or executed sales quote, when combined with a master license agreement, to constitute evidence of an arrangement. Delivery occurs when the product is shipped or transmitted and title and risk of loss have transferred to the customers. Our typical customer arrangements do not include products acceptance provisions; however, if such provisions are provided, delivery is deemed to occur upon acceptance. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our standard payment terms.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued amended revenue recognition accounting standards that removed tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance.  Also in October 2009, the FASB amended the accounting standards for many multiple-deliverable revenue arrangements to:

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

We elected to prospectively adopt the provisions of this new guidance as of February 1, 2011, for new and materially modified transactions entered into on or after that date. Since we have been able to establish VSOE for a significant amount of our service and support offerings included in multiple-element arrangements, we do not consider the impact of implementing the guidance to be significant for the year ended January 31, 2012.  For the year ended January 31, 2012, we recognized $12.4 million and $6.3 million of additional revenue and additional income before provision for income taxes, respectively, as a result of adopting the new guidance.

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

The manner in which we account for multiple-element arrangements that contain only software and software-related elements remains unchanged by the new guidance.  We allocate a portion of the total purchase price to the undelivered elements, primarily installation services, PCS, and training, using VSOE of fair value of the undelivered elements. The remaining portion of the total transaction value is allocated to the delivered software, referred to as the residual method.  If we are unable to establish VSOE for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered.  However, if the only undelivered element is PCS, we recognize the arrangement fee ratably over the PCS period.

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

Our policy for establishing VSOE for installation, consulting, and training is based upon an analysis of separate sales of services.  We utilize either the substantive renewal rate approach or the bell-shaped curve approach to establish VSOE for our PCS offerings, depending upon the business segment, geographical region, or product line. The timing of revenue recognition on software licenses and other revenue could be significantly impacted if we are unable to maintain VSOE on one or more undelivered elements during any quarterly period. Loss of VSOE could result in (i) the complete deferral of all revenue or (ii) ratable recognition of all revenue under a customer arrangement until such time as VSOE is re-established. If we are unable to re-establish VSOE on one or more undelivered elements for an extended period of time it would impact our ability to accurately forecast the timing of quarterly revenue, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

We typically are not able to determine TPE for our products or our service and support offerings. TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in stand-alone sales to similarly situated customers.

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

For multiple-element arrangements that contain software and software related elements for which we are unable to establish VSOE of one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement’s revenue into product revenue and service revenue for financial reporting purposes. Installation services associated with our Communications Intelligence arrangements are included within product revenue as such amounts are not considered material.

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

Accounting for Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired, including in-process research and development assets, and liabilities assumed, based upon their estimated fair values at the acquisition date.  These fair values are typically estimated with assistance from independent valuation specialists. The purchase price allocation process requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, contractual support obligations assumed, and pre-acquisition contingencies.

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

Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

·	future expected cash flows from software license sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies;

·	expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

·	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio;

·	cost of capital and discount rates; and

·	estimating the useful lives of acquired assets as well as the pattern or manner in which the assets will amortize.

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

Impairment of Goodwill and Other Intangible Assets

We perform our goodwill impairment test on an annual basis, as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist.  We review goodwill for impairment utilizing either a qualitative assessment or a two-step process.  If we decide that it is appropriate to perform a qualitative assessment and conclude that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary.  For reporting units where we perform the two-step process, the first step requires us to estimate the fair value of each reporting unit and compare that fair value to the respective carrying value, which includes goodwill.  If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired and no further evaluation is necessary.  If the carrying value is higher than the estimated fair value, there is an indication that impairment may exist and the second step is required.  In the second step, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment charge.

For reporting units where we decide to perform a qualitative assessment, our management assesses and makes judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, our financial performance and trends, our strategies and business plans, capital requirements, management and personnel issues, and our stock price, among others.  Management then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit’s fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.

For reporting units where we perform the two-step process, we utilize three primary approaches to assess fair value: (a) an income based approach, using projected discounted cash flows, (b) a market based approach, using multiples of comparable companies, and (c) a transaction based approach, using multiples for recent acquisitions of similar businesses made in the marketplace.

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

The determination of reporting units also requires management judgment.  We assess whether a reporting unit exists within a reportable segment by identifying the unit, determining whether the unit qualifies as a business under GAAP, and assessing the availability and regular review by segment management of discrete financial information for the unit.

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

We did not record any impairments of goodwill for the years ended January 31, 2012, 2011 or 2010, as the fair values of all of our reporting units significantly exceeded their carrying values.

Since the estimated fair values of our reporting units significantly exceeded their carrying values as of November 1, 2011, and no indicators of potential impairment were identified between November 1, 2011 and January 31, 2012, we currently do not believe that our reporting units are at risk of impairment.

The assumptions and estimates used in this process are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments, and estimates we have used in our assessments are reasonable and appropriate, a material change in any of our assumptions or external factors could lead to future goodwill or other intangible asset impairment charges.

Income Taxes

We account for income taxes under the asset and liability method which includes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements. Under this approach, deferred taxes are recorded for the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus deferred taxes. Deferred taxes result from differences between the financial statement and tax bases of our assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted. The effects of future changes in income tax laws or rates are not anticipated.

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

Cost of Revenue

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

Results of Operations

Financial Overview

The following table sets forth a summary of certain key financial information for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,
(in thousands, except per share data)	2012	2011	2010
Revenue	$782,648	$726,799	$703,633
Operating income	$86,478	$73,105	$65,679
Net income attributable to Verint Systems Inc. common shares	$22,203	$11,403	$2,026
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.58	$0.33	$0.06
Diluted	$0.56	$0.31	$0.06

Year Ended January 31, 2012 compared to Year Ended January 31, 2011. Our revenue increased approximately 8%, or $55.8 million, to $782.6 million in the year ended January 31, 2012 from $726.8 million in the year ended January 31, 2011.  In our Enterprise Intelligence segment, revenue increased $27.5 million, or 7%. The increase was primarily due to a $30.1 million increase in service revenue due primarily to an increase in our customer install base and the related support revenue generated from this customer base during the year ended January 31, 2012 and, to a lesser extent, acquisitions in our Enterprise Intelligence segment during the year ended January 31, 2012 (primarily Vovici). We continue to see expansion of our implementation services revenue due to the growth of our professional services organization to meet the demands of our customer base.  The increase in service revenue was partially offset by a $2.6 million decrease in product revenue, which relates to a large transaction whereby product delivery occurred in the year ended January 31, 2012 but a significant portion of the product revenue was not able to be recognized in the year ended January 31, 2012 due to certain contractual terms which required the remaining product revenue to be recognized in future periods.  There were no comparable transactions in the prior year.  In our Communications Intelligence segment, revenue increased $24.4 million, or 13%, primarily due to a $15.0 million increase in service revenue.  Approximately $6.7 million of the increase is attributable to an increase in our customer install base and the related support revenue generated from this customer install base.  The remaining increase is due primarily to the progress realized during the current-year period on certain large projects, some of which commenced in the previous fiscal year, which resulted in an increase in service revenue during the year ended January 31, 2012 compared to the year ended January 31, 2011.  Product revenue in our Communications Intelligence segment increased $9.4 million, or 8%, primarily due to new communications intelligence product offerings.  In our Video Intelligence segment, revenue increased $4.0 million, or 3%, primarily due to increased product deliveries to customers compared to the prior year and recognition of revenue associated with the completion of an implementation of a project for a large customer during the year ended January 31, 2012 compared to the prior year, partially offset by a reduction in revenue recognized from prior fiscal years’ multiple-element arrangements. These arrangements are being recognized ratably over several quarters or years primarily due to the prior business practice of providing implied PCS to Video Intelligence customers for which VSOE did not exist.  For more details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, EMEA, and APAC represented approximately 53%, 27%, and 20% of our total revenue, respectively, in the year ended January 31, 2012 compared to approximately 53%, 26%, and 21%, respectively, in the year ended January 31, 2011.

Operating income was $86.5 million in the year ended January 31, 2012 compared to operating income of $73.1 million in the year ended January 31, 2011.  The increase in operating income was primarily due to an increase in gross profit of $25.8 million to $514.3 million, from $488.5 million, partially offset by an increase in operating expenses of $13.6 million to $429.0 million, from $415.4 million.  The increase in gross profit was primarily due to increases in our Enterprise Intelligence and Communication Intelligence segments as a result of increases in our customer install base and the related support revenue generated from this customer base during the year ended January 31, 2012, which carry higher margins than our implementation services.  The increase in operating expenses was primarily due to a $14.5 million increase in research and development costs, net, due primarily to an increase in employee headcount and the impact of the weakening U.S. dollar against the Israeli shekel and the Canadian dollar on research and development wages in our Israeli and Canadian research and development facilities, partially offset by a $3.5 million decrease in selling, general and administrative expenses.  The $3.5 million decrease is primarily due a $27.9 million decrease in professional fees, excluding fees associated with business combinations, following the completion of our restatement of previously filed financial statements and the conclusion of our previous extended filing delay period in June 2010, a $12.0 million decrease in stock-based compensation primarily due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards, and lower average amounts of outstanding restricted stock units compared to the year ended January 31, 2011.  These decreases were partially offset by increases of $19.2 million in employee compensation and related expenses, a $4.0 million increase in employee travel expenses, both of which were due to an increase in headcount, a $2.8 million increase in facilities expenses, partially due to business combinations which closed during the year ended January 31, 2012, a $1.8 million increase in sales and marketing costs, and a $3.2 million increase in contractor costs primarily due to increased use of contractors resulting from acquisitions, as well as other internal support activities.  In addition, costs associated with business combinations increased by $4.8 million, primarily due to $6.8 million of higher legal and other professional fees and $1.6 million of other acquisition-related costs, both resulting principally from business combinations which closed during the year ended January 31, 2012, partially offset by a $3.6 million net decrease in the change in fair value of contingent consideration arrangements.  Further discussion surrounding our business combinations appears in Note 4, “Business Combinations” to our consolidated financial statements included in Item 15 of this report.

Net income attributable to Verint Systems Inc. common shares was $22.2 million and diluted net income per common share was $0.56 in the year ended January 31, 2012 compared to net income attributable to Verint Systems Inc. common shares of $11.4 million and diluted net income per common share of $0.31 in the year ended January 31, 2011.  The increase in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the year ended January 31, 2012 was due to our increased operating income, as described above, partially offset by $5.7 million of higher other expense, net, which was primarily driven by an $8.1 million loss on extinguishment of debt recorded in connection with the termination of our prior credit agreement (“Prior Credit Agreement”) during the year ended January 31, 2012 and a $2.5 million increase in interest expense due to a higher interest rate on our borrowings associated with a July 2010 amendment to our Prior Credit Agreement as compared to our new Credit Agreement, which was effective April 2011, offset by a $4.7 million decrease in other expense, net, due primarily to a $5.0 million decrease in losses on derivative financial instruments.  Also contributing to the increase in net income attributable to Verint Systems Inc. common shares is a $4.4 million decrease in the provision for income taxes. For additional information on other expenses, net, and the provision for income taxes, see “- Other Income (Expense), Net,” and “— Provision for Income Taxes” below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates as noted above.  When comparing average exchange rates for the year ended January 31, 2012 to average exchange rates for the year ended January 31, 2011, the U.S. dollar weakened relative to the British pound sterling, euro, Israeli shekel, Canadian dollar, Australian dollar, Singapore dollar, and Brazilian real, which are the major foreign currencies in which we transacted business, resulting in increases in our revenue, cost of revenue and operating expenses on a dollar-denominated basis.  For the year ended January 31, 2012, had foreign exchange rates remained unchanged from rates in effect for the year ended January 31, 2011, our revenue would have been approximately $12.9 million lower and our cost of revenue and operating expenses would also have been approximately $12.9 million lower, which would have resulted in a minimal impact on operating income.

Year Ended January 31, 2011 compared to Year Ended January 31, 2010.  Our revenue increased approximately 3%, or $23.2 million, to $726.8 million in the year ended January 31, 2011 from $703.6 million in the year ended January 31, 2010.  The increase was due to a revenue increase in our Enterprise Intelligence segment, partially offset by a revenue decrease in our Video Intelligence and Communications Intelligence segments.  In our Enterprise Intelligence segment, revenue increased by $35.7 million, or 10%, primarily due to an increase in our customer install base and the related support revenue generated from this customer base during the year ended January 31, 2011.  In addition, our implementation service revenue increased as a result of the growth of our professional services organization to meet the demand of our customer base, and our product revenue increased as a result of increased customer order activity.  In our Communications Intelligence segment, revenue decreased $1.6 million, or 1%, primarily due to substantially completing our deliverables for certain large projects during the prior fiscal year, partially offset by a higher volume of projects completed during the year ended January 31, 2011.  In our Video Intelligence segment, revenue decreased $11.0 million, or 8%, primarily due to a reduction of product deliveries to a major customer in the year ended January 31, 2011, partially offset by an increase in revenue from other customers.  For more details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, EMEA, and APAC represented approximately 53%, 26%, and 21% of our total revenue, respectively, in the year ended January 31, 2011 compared to approximately 55%, 25%, and 20%, respectively, in the year ended January 31, 2010.

Operating income was $73.1 million in the year ended January 31, 2011 compared to $65.7 million in the year ended January 31, 2010.  The increase in operating income was primarily due to an increase in gross profit of $24.8 million to $488.5 million from $463.7 million, partially offset by an increase in operating expenses of $17.4 million to $415.4 million from $398.0 million.  The increase in gross profit was primarily due to higher revenue in our Enterprise Intelligence operating segment.  The increase in operating expenses was primarily due to an increase in employee compensation of $27.4 million as a result of an increase in employee headcount and salary increases as well as the foreign currency impact as described below. Other increases to operating expenses included an increase in stock-based compensation expense of $2.2 million primarily due to the impact of the increase in our stock price on certain stock-based compensation arrangements accounted for as liability awards, an increase in employee sales commissions of $1.9 million and travel expenses of $2.1 million.  These increases were partially offset by a reduction in professional fees of $17.1 million following the completion of our restatement of previously filed financial statements and our previous extended filing delay.

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

The U.S. dollar strengthened relative to the British pound sterling and euro and weakened relative to the Israeli shekel, Canadian dollar, Australian dollar, Singapore dollar and Brazilian real, which are the major foreign currencies in which we transacted business, during the year ended January 31, 2011 compared to the year ended January 31, 2010, resulting in a decrease in our revenue and an increase in our cost of revenue and our operating expenses.  Had foreign exchange rates remained constant in these periods, our revenue would have been approximately $1.0 million higher and our operating expenses and cost of revenue would have been approximately $6.0 million lower, which would have resulted in approximately $7.0 million of higher operating income.

As of January 31, 2012, we employed approximately 3,200 employees, including part-time employees and certain contractors, as compared to approximately 2,800 as of January 31, 2011.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,			% Change
(in thousands)	2012	2011	2010	2012 - 2011	2011 - 2010
Enterprise Intelligence	$438,018	$410,529	$374,778	7%	10%
Video Intelligence	138,016	134,012	144,970	3%	(8)%
Communications Intelligence	206,614	182,258	183,885	13%	(1)%
Total revenue	$782,648	$726,799	$703,633	8%	3%

Enterprise Intelligence Segment

Year Ended January 31, 2012 compared to Year Ended January 31, 2011.  Enterprise Intelligence revenue increased approximately 7%, or $27.5 million, to $438.0 million in the year ended January 31, 2012 from $410.5 million in the year ended January 31, 2011.  The increase was primarily due to a $30.1 million increase in service revenue due primarily to an increase in our customer install base and the related support revenue generated from this customer base during the year ended January 31, 2012 and, to a lesser extent, acquisitions in our Enterprise Intelligence segment (primarily Vovici) during the year ended January 31, 2012. We continue to see expansion of our implementation services revenue due to the growth of our professional services organization to meet the demands of our customer base.  The increase in service revenue was partially offset by a $2.6 million decrease in product revenue, which primarily relates to a large transaction whereby product delivery occurred in the year ended January 31, 2012 but a significant portion of the product revenue was not able to be recognized in the year ended January 31, 2012 due to certain contractual terms which required the remaining product revenue to be recognized in future periods. There were no comparable transactions in the prior year.

Year Ended January 31, 2011 compared to Year Ended January 31, 2010.  Enterprise Intelligence revenue increased approximately 10%, or $35.7 million, to $410.5 million in the year ended January 31, 2011 from $374.8 million in the year ended January 31, 2010.  The increase was primarily due to an increase in our customer install base and the related support revenue generated from this customer base during the year ended January 31, 2011.  In addition, our implementation service revenue increased as a result of the growth of our professional services organization to meet the demand of our customer base, and our product revenue increased as a result of increased customer order activity.

Video Intelligence Segment

Year Ended January 31, 2012 compared to Year Ended January 31, 2011. Video Intelligence revenue increased approximately 3%, or $4.0 million, to $138.0 million in the year ended January 31, 2012 from $134.0 million in the year ended January 31, 2011.  The increase was primarily due to an $8.5 million increase in product revenue attributable to an increase in product deliveries to customers and recognition of revenue associated with the completion of a project for a large customer during the year ended January 31, 2012, partially offset by a reduction in product revenue recognized from prior years’ multiple-element arrangements. These arrangements are being recognized ratably and allocated between product and service revenue over several quarters or years primarily due to the prior business practice of providing implied PCS to Video Intelligence customers for which VSOE did not exist.  The increase in product revenue was partially offset by a $4.5 million decrease in service revenue due to a reduction in service revenue recognized from prior years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several quarters or years primarily due to the prior business practice of providing implied PCS to Video Intelligence customers for which VSOE did not exist.

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

Communications Intelligence Segment

Year Ended January 31, 2012 compared to Year Ended January 31, 2011.  Communications Intelligence revenue increased approximately 13%, or $24.4 million, to $206.6 million in the year ended January 31, 2012 from $182.3 million in the year ended January 31, 2011.  This increase was primarily due to a $15.0 million increase in service revenue. Approximately $6.7 million of the increase was attributable to an increase in our customer install base and the related support revenue generated from this customer install base. The remaining increase was primarily attributable to the progress realized during the current-year period on certain large projects, some of which commenced in the previous fiscal year, which resulted in an increase in service revenue during the year ended January 31, 2012 compared to the year ended January 31, 2011.  Product revenue increased $9.4 million, or 8%, primarily due to new communications intelligence product offerings.

Year Ended January 31, 2011 compared to Year Ended January 31, 2010.  Communications Intelligence revenue decreased approximately 1%, or $1.6 million, to $182.3 million in the year ended January 31, 2011 from $183.9 million in the year ended January 31, 2010.  This decrease was primarily a result of substantially completing our deliverables for certain large projects during the year ended January 31, 2010 partially offset by a higher volume of projects completed during the year ended January 31, 2011.  In addition, we established professional services VSOE in the three months ended April 30, 2010, thereby allowing revenue recognition upon product delivery.

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

The following table sets forth revenue for products and service and support for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,			% Change
(in thousands)	2012	2011	2010	2012 - 2011	2011 - 2010
Product revenue	$390,392	$375,164	$374,272	4%	0%
Service and support revenue	392,256	351,635	329,361	12%	7%
Total revenue	$782,648	$726,799	$703,633	8%	3%

Product Revenue

Year Ended January 31, 2012 compared to Year Ended January 31, 2011.  Product revenue increased approximately 4%, or $15.2 million, to $390.4 million in the year ended January 31, 2012 from $375.2 million in the year ended January 31, 2011 due to increases in product revenue in our Video Intelligence and Communication Intelligence segments of $8.5 million and $9.4 million, respectively, offset by a decrease in product revenue in our Enterprise Intelligence segment of $2.6 million.  For additional information see “— Revenue by Operating Segment”.

Year Ended January 31, 2011 compared to Year Ended January 31, 2010.  Product revenue increased $0.9 million, to $375.2 million in the year ended January 31, 2011 from $374.3 million in the year ended January 31, 2010.  The product revenue increases in our Enterprise Intelligence and Communications Intelligence segments were partially offset by a decrease in our Video Intelligence segment.  For additional information see “— Revenue by Operating Segment”.

Service and Support Revenue

Year Ended January 31, 2012 compared to Year Ended January 31, 2011.  Service and support revenue increased approximately 12%, or $40.6 million, to $392.3 million for the year ended January 31, 2012 from $351.6 million for the year ended January 31, 2011.  The increase was primarily attributable to increases of $30.1 million and $15.0 million in our Enterprise

Intelligence and Communications Intelligence segments, respectively, partially offset by a $4.5 million decrease in our Video Intelligence segment.  For additional information see “— Revenue by Operating Segment”.

Year Ended January 31, 2011 compared to Year Ended January 31, 2010.  Service and support revenue increased approximately 7%, or $22.2 million, to $351.6 million for the year ended January 31, 2011 from $329.4 million for the year ended January 31, 2010.  The increase was in our Enterprise Intelligence segment due to higher support revenue as well as higher professional services revenue associated with installation, consulting and training, partially offset by decreases in our Video Intelligence and Communications Intelligence segments.  For additional information see “— Revenue by Operating Segment”.

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,			% Change
(in thousands)	2012	2011	2010	2012 - 2011	2011 - 2010
Product cost of revenue	$126,050	$111,989	$122,961	13%	(9)%
Service and support cost of revenue	129,911	117,261	108,953	11%	8%
Amortization of acquired technology	12,400	9,094	8,021	36%	13%
Total cost of revenue	$268,361	$238,344	$239,935	13%	(1)%

Product Cost of Revenue

Product cost of revenue primarily consists of hardware material costs and royalties due to third parties for software components that are embedded in our software solutions. When revenue is deferred, we also defer hardware material costs and third-party software royalties and recognize those costs over the same period that the product revenue is recognized. Product cost of revenue also includes amortization of capitalized software development costs, employee compensation and related expenses associated with our global operations, facility costs, and other allocated overhead expenses. In our Communications Intelligence segment, product cost of revenue also includes employee compensation and related expenses, contractor and consulting expenses, and travel expenses, in each case for resources dedicated to project management and associated product delivery.

Year Ended January 31, 2012 compared to Year Ended January 31, 2011.  Product cost of revenue increased approximately 13% to $126.1 million in the year ended January 31, 2012 from $112.0 million in the year ended January 31, 2011.  Our overall product gross margins decreased to 68% in the year ended January 31, 2012 from 70% in the year ended January 31, 2011.  Product gross margins in our Communications Intelligence segment decreased to 59% for the year ended January 31, 2012 from 68% in the year ended January 31, 2011 as a result of higher profit margins on projects recognized in the year ended January 31, 2011 as compared to the year ended January 31, 2012 due to an increase in projects requiring customized implementation services, which carry lower gross margins than our standard implementation services.  Product gross margins in our Enterprise Intelligence segment increased to 90% in the year ended January 31, 2012 from 87% in the year ended January 31, 2011 as a result of growth in sales of software licenses, as we continue to transition to a more software-based solution within the Enterprise Intelligence segment.  Product gross margins in our Video Intelligence segment decreased to 56% in the year ended January 31, 2012 from 58% in the year ended January 31, 2011 primarily due to a change in product mix.

Year Ended January 31, 2011 compared to Year Ended January 31, 2010.  Product cost of revenue decreased approximately 9% to $112.0 million in the year ended January 31, 2011 from $123.0 million in the year ended January 31, 2010.  Our overall product margins increased to 70% in the year ended January 31, 2011 from 67% in the year ended January 31, 2010 primarily as a result of an increase in product revenue and product margins in our Enterprise Intelligence and Communications Intelligence segments.  Product costs in our Communications Intelligence segment decreased $8.9 million resulting in an increase in product margins to 68% for the year ended January 31, 2011 from 60% in the year ended January 31, 2010 as a result of a higher profitability of projects recognized in the year ended January 31, 2011 as compared to the year ended January 31, 2010.  Product costs in our Enterprise Intelligence segment decreased $1.6 million resulting in an increase in product margins to 87% in the year ended January 31, 2011 from 86% in the year ended January 31, 2010. Product margins in our Video Intelligence segment decreased to 58% in the year ended January 31, 2011 from 61% in the year ended January 31, 2010 primarily due to a decrease in revenue, resulting in less efficient utilization of overhead costs, as well as a change in product mix.

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

Year Ended January 31, 2012 compared to Year Ended January 31, 2011.  Service and support cost of revenue increased approximately 11% to $129.9 million in the year ended January 31, 2012 from $117.3 million in the year ended January 31, 2011.  Employee compensation and related expenses increased $14.0 million primarily in our Enterprise Intelligence and Communication Intelligence segments due to an increase in employee headcount required to deliver the increased implementation services.  Our overall service and support gross margins remained constant at 67% in each of the years ended January 31, 2012 and 2011.

Year Ended January 31, 2011 compared to Year Ended January 31, 2010.  Service and support cost of revenue increased approximately 8% to $117.3 million in the year ended January 31, 2011 from $109.0 million in the year ended January 31, 2010.  Employee compensation and related expenses increased $8.0 million primarily in our Enterprise Intelligence segment due to an increase in employee headcount required to support increased implementation services, as well as salary increases.  Our overall service and support margins remained constant at 67% in the year ended January 31, 2011.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Year Ended January 31, 2012 compared to Year Ended January 31, 2011.  Amortization of acquired technology increased approximately 36% to $12.4 million in the year ended January 31, 2012, from $9.1 million in the year ended January 31, 2011 primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the year ended January 31, 2012.  Further discussion regarding our business combinations appears in Note 4, “Business Combinations” to our consolidated financial statements included in Item 15 of this report.

Year Ended January 31, 2011 compared to Year Ended January 31, 2010.  Amortization of acquired technology increased approximately 13% to $9.1 million in the year ended January 31, 2011 from $8.0 million in the year ended January 31, 2010 primarily due to an increase in amortization expense of acquired technology associated with the Iontas Limited (“Iontas”) acquisition.

Research and Development, Net

Research and development expenses primarily consist of personnel and subcontracting expenses, facility costs, and other allocated overhead, net of certain software development costs that are capitalized as well as reimbursements under government programs. Software development costs are capitalized upon the establishment of technological feasibility and continue to be capitalized through the general release of the related software product.

The following table sets forth research and development, net expense for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,			% Change
(in thousands)	2012	2011	2010	2012 - 2011	2011 - 2010
Research and development, net	$111,001	$96,525	$83,797	15%	15%

Year Ended January 31, 2012 compared to Year Ended January 31, 2011.  Research and development, net increased approximately 15%, or $14.5 million, to $111.0 million in the year ended January 31, 2012 from $96.5 million in the year ended January 31, 2011.  Employee compensation and related expenses increased $16.0 million, which was attributable to an increase in employee headcount as well as an increase due to the impact of the weakening U.S. dollar against the Israeli shekel and Canadian dollar on research and development wages in our Israeli and Canadian research and development facilities.  Also contributing to the increase in research and development costs was a $2.0 million increase in contractor costs primarily due to additional headcount required for R&D efforts in the twelve months ended January 31, 2012 compared to the twelve months ended January 31, 2011.  The increases were partially offset by a decrease in stock-based compensation of $4.0 million due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards compared to the year ended January 31, 2011 and lower average amounts of outstanding restricted stock units, in each case associated with our research and development employees.

Year Ended January 31, 2011 compared to Year Ended January 31, 2010.  Research and development, net increased approximately 15% to $96.5 million in the year ended January 31, 2011 from $83.8 million in the year ended January 31, 2010.  Employee compensation and related expenses increased $15.6 million due to an increase in employee headcount and salary increases, and higher expenses in our Communications Intelligence segment as a result of a higher portion of employees’ time devoted to generic product development rather than specific customization work for projects accounted for under the Contract Accounting Method, as well as the impact of the weakening U.S. dollar against the Israeli shekel and Canadian dollar on research and development wages in our Israeli and Canadian research and development facilities.  This increase was partially offset by an increase in research and development reimbursements from government programs of $1.4 million primarily due to new programs approved by the OCS of Israel received during the year ended January 31, 2011 as well as a decrease in contractor costs of $1.0 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,			% Change
(in thousands)	2012	2011	2010	2012 - 2011	2011 - 2010
Selling, general and administrative	$293,906	$297,365	$291,954	(1)%	2%

Year Ended January 31, 2012 compared to Year Ended January 31, 2011.  Selling, general and administrative expenses decreased approximately 1%, or $3.5 million, to $293.9 million in the year ended January 31, 2012 from $297.4 million in the year ended January 31, 2011.  Professional fees, excluding fees associated with business combinations, decreased by $27.9 million following the completion of our restatement of previously filed financial statements and the conclusion of our previous extended filing delay period in June 2010.  Stock-based compensation decreased by $12.0 million primarily due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards and lower average amounts of outstanding restricted stock units compared to the year ended January 31, 2011.  These decreases were partially offset by increases of $19.3 million in employee compensation and related expenses, a $4.0 million increase in employee travel expenses, both of which were due to an increase in headcount, a $2.8 million increase in facilities expenses, partially due to business combinations which closed during the year ended January 31, 2012, a $1.8 million increase in sales and marketing costs, and a $3.2 million increase in contractor costs primarily due to increased use of contractors resulting from acquisitions, as well as other internal support activities.  In addition, costs associated with business combinations increased by $4.8 million, primarily due to $6.8 million of higher legal and other professional fees and $1.6 million of other acquisition-related costs, both resulting principally from business combinations which closed during the year ended January 31, 2012, offset by a $3.6 million net decrease in the change in fair value of contingent consideration arrangements.  Further discussion surrounding our business combinations appears in Note 4, “Business Combinations” to our consolidated financial statements included in Item 15 of this report.

Year Ended January 31, 2011 compared to Year Ended January 31, 2010.  Selling, general and administrative expenses increased approximately 2% to $297.4 million in the year ended January 31, 2011 from $291.8 million in the year ended January 31, 2010.  Employee compensation and related expenses increased $11.8 million due to an increase in headcount, as well as salary increases.  Stock-based compensation increased $3.1 million primarily due to the impact of the increase in our stock price on certain stock-based compensation arrangements accounted for as liability awards.  Sales commissions increased $2.0 million due to an increase in headcount as well as an increase in customer orders received during the year ended January 31, 2011.  Marketing expenses increased $0.7 million primarily due to our global brand awareness marketing campaign.  Other expense increases include increases in travel and entertainment expenses of $2.1 million, recruitment and other personnel expenses totaling $1.4 million primarily as a result of the increase in headcount and other expenses totaling $1.2 million.  These increases were partially offset by a reduction in professional fees of $17.1 million following the completion of our restatement of previously filed financial statements and our previous extended filing delay in June 2010.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names and non-compete agreements.

The following table sets forth amortization of other acquired intangible assets for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,			% Change
(in thousands)	2012	2011	2010	2012 - 2011	2011 - 2010
Amortization of other acquired intangible assets	$22,902	$21,460	$22,268	7%	(4)%

Year Ended January 31, 2012 compared to Year Ended January 31, 2011.  Amortization of other acquired intangible assets increased approximately 7% to $22.9 million in the year ended January 31, 2012 from $21.5 million in the year ended January 31, 2011 primarily due to an increase in amortization associated with business combinations that closed during the year ended January 31, 2012.  Further discussion regarding our business combinations appears in Note 4, “Business Combinations” to our consolidated financial statements included in Item 15 of this report.

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

Other Income (Expense), Net

The following table sets forth total other expense, net for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,			% Change
(in thousands)	2012	2011	2010	2012 - 2011	2011 - 2010
Interest income	$661	$454	$616	46%	(26)%
Interest expense	(32,358)	(29,896)	(24,964)	8%	20%
Loss on extinguishment of debt	(8,136)	—	—	*	*
Other income (expense):
Foreign currency gains (losses), net	1,382	857	(1,898)	61%	(145)%
Losses on derivatives, net	(896)	(5,864)	(14,709)	(85)%	(60)%
Other, net	(974)	(131)	(516)	644%	(75)%
Total other income (expense)	(488)	(5,138)	(17,123)	(91)%	(70)%
Total other expense, net	$(40,321)	$(34,580)	$(41,471)	17%	(17)%

* Percentage is not meaningful.

Year Ended January 31, 2012 compared to Year Ended January 31, 2011. Total other expense, net, increased by $5.7 million, to $40.3 million in the year ended January 31, 2012 from $34.6 million in the year ended January 31, 2011.  Interest expense increased to $32.4 million in the year ended January 31, 2012 from $29.9 million in the year ended January 31, 2011 primarily due to a higher interest rate on our borrowings associated with a July 2010 amendment to our Prior Credit Agreement as compared to our new Credit Agreement, which was effective April 2011.  We recorded a $1.4 million gain on foreign currency in the year ended January 31, 2012 compared to a $0.9 million gain in the year ended January 31, 2011.  Foreign currency gains in the year ended January 31, 2012 resulted from the weakening of the U.S. dollar against the British pound sterling, euro, and Singapore dollar during such period, which resulted in gains on U.S. dollar-denominated net liabilities in certain entities which use those functional currencies.

In the year ended January 31, 2012, there was a net loss on derivative financial instruments (not designated as hedging instruments) of $0.9 million.  This loss was primarily attributable to losses on foreign currency forward contracts due to the weakening of the U.S. dollar against the Singapore dollar and euro during such period. In the year ended January 31, 2011, net loss on derivative financial instruments was $5.9 million.  This loss was primarily attributable to a loss in connection with our $450.0 million interest rate swap agreement entered into concurrently with our Prior Credit Agreement.  This interest rate swap agreement was not designated as a hedging instrument under derivative accounting guidance, and accordingly, gains and losses from changes in the fair value were recorded in other income (expense), net.

During the year ended January 31, 2012, we recorded an $8.1 million loss upon termination of our Prior Credit Agreement and repayment of the prior term loan.  Further discussion regarding our credit agreements appears in Note 6, “Long-term Debt” to our consolidated financial statements included in Item 15 of this report.

Year Ended January 31, 2011 compared to Year Ended January 31, 2010.  Total other expense, net, decreased $6.9 million, to an expense of $34.6 million in the year ended January 31, 2011 compared to an expense of $41.5 million in the year ended January 31, 2010.  Interest expense increased to $29.9 million in the year ended January 31, 2011 from $25.0 million in the year ended January 31, 2010 primarily due to a higher interest rate associated with the amendment to our Prior Credit Agreement we entered into in July 2010.  We recorded a $0.9 million foreign currency gain in the year ended January 31, 2011 compared to a $1.9 million loss in the year ended January 31, 2010.  The foreign currency gain in the year ended January 31, 2011 primarily resulted from the weakening of the U.S. dollar against the Singapore dollar during the year ended January 31, 2011.

In the year ended January 31, 2011, net loss on derivative financial instruments was $5.9 million.  This loss was primarily attributable to a loss in connection with our $450.0 million interest rate swap agreement entered into concurrently with our Prior Credit Agreement.  This interest rate swap agreement was not designated as a hedging instrument under derivative accounting guidance, and accordingly, gains and losses from changes in the fair value are recorded in other income (expense), net.  In the year ended January 31, 2010, net loss on derivative financial instruments was $14.7 million primarily attributable to fair value adjustments on our interest rate swap agreement.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,			% Change
(in thousands)	2012	2011	2010	2012 - 2011	2011 - 2010
Provision for income taxes	$5,532	$9,940	$7,108	(44)%	40%

Year Ended January 31, 2012 compared to Year Ended January 31, 2011.  Our effective tax rate was 12.0% for the year ended January 31, 2012, compared to 25.8% for the year ended January 31, 2011.  For the year ended January 31, 2012, our effective income tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the level and mix of income and losses by jurisdiction, the recognition of unrecognized tax benefits and the partial release of a valuation allowance.  We recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, but we do not recognize a U.S. federal income tax benefit on losses incurred by certain domestic operations where we maintain valuation allowances.  We recorded deferred tax liabilities related to a business combination with a corresponding release of valuation allowance in the U.S, resulting in an income tax benefit.  The result was an income tax provision of $5.5 million on $46.2 million of pre-tax income, which represents an effective tax rate of 12.0%. For the year ended January 31, 2011, our effective income tax rate was lower than the U.S. federal statutory rate of 35%.  The rate was decreased because pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was partially offset by our domestic losses where we maintain valuation allowances and did not record the related tax benefits.  The result was an income tax provision of $9.9 million on $38.5 million of pre-tax income, which represents an effective tax rate of 25.8%.  The comparison of our effective tax rates between periods is impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, amount of permanent book to tax differences, and the effects of valuation allowances on certain loss jurisdictions.

Year Ended January 31, 2011 compared to Year Ended January 31, 2010.  Our effective tax rate was 25.8% for the year ended January 31, 2011, as compared to 29.4% for the year ended January 31, 2010.  For the year ended January 31, 2011, our overall effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the mix of income and losses by jurisdiction. In addition, we maintain valuation allowances and did not record significant income tax expense or income tax benefit in the United States, but recorded an income tax provision on income from our foreign subsidiaries. Our effective tax rate for the year ended January 31, 2010 was lower than the U.S. federal statutory rate because we recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate. The impact of lower foreign tax rates is partially offset because we did not record a significant U.S. federal income tax because we maintain a valuation allowance. The comparison of our effective tax rate between periods is impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, relative impacts of permanent book to tax differences, and the effects of valuation allowances on certain loss jurisdictions.

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

In April 2011, we entered into a new credit agreement and terminated our Prior Credit Agreement. The new credit agreement includes a term loan facility, with an outstanding balance of $597.0 million at January 31, 2012, and a $170.0 million revolving line of credit, which was unused at January 31, 2012.  Further discussion of our credit agreements appears below, under “Credit Agreements”.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We have used cash as consideration for substantially all of our historical business acquisitions, including $109.8 million of net cash expended for business acquisitions during the year ended January 31, 2012.  To the extent that we continue this strategy, our future cash requirements and liquidity may be impacted. We may utilize external capital sources, including debt and equity, to supplement our internally generated sources of liquidity as necessary and if available.  We also may consider initiatives to modify the debt and equity components of our current capitalization, as we did during the year ended January 31, 2012 by entering into a new credit agreement and terminating our Prior Credit Agreement.

A considerable portion of our operating income is earned outside the United States.  Cash and cash equivalents held by our subsidiaries outside the United States are generally used to fund the subsidiaries’ operating requirements and to invest in company growth initiatives, including business acquisitions.  Other than for potential business acquisition transactions, we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months and for the foreseeable future.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates.  We have not provided for deferred taxes on the excess of the amount for financial reporting over the tax basis of investments in our foreign subsidiaries because we currently plan to indefinitely reinvest such earnings outside the United States.

In the past, we have periodically reported a working capital deficit (current liabilities in excess of current assets), due largely to the impact of changes in our deferred revenue balances.  Because deferred revenue is not a cash-settled liability, working capital in this case may not be a meaningful indicator of our liquidity.  We believe our liquidity is better measured and assessed by our operating cash flow.

The following table sets forth, for the years ended January 31, 2012 and 2011, cash and cash equivalents, preferred stock and long-term debt:

	January 31,
(in thousands)	2012	2011
Cash and cash equivalents	$150,662	$169,906
Preferred stock (at carrying value)	$285,542	$285,542
Long-term debt	$591,151	$583,234

At January 31, 2012, our cash and cash equivalents totaled $150.7 million, a decrease of $19.2 million from $169.9 million at January 31, 2011.  We generated $106.5 million of operating cash flow during the year ended January 31, 2012, which was more than offset by $109.8 million paid for business acquisitions and $16.5 million of payments for capital expenditures and capitalized software development costs.  Further discussion of these items appears below.

Statements of Cash Flows

The following table summarizes selected items from our statements of cash flows for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,
(in thousands)	2012	2011	2010
Net cash provided by operating activities	$106,498	$70,520	$100,837
Net cash used in investing activities	(126,848)	(77,833)	(24,599)
Net cash provided by (used in) financing activities	2,078	(6,937)	(10,491)
Effect of exchange rate changes on cash and cash equivalents	(972)	(179)	2,660
Net increase (decrease) in cash and cash equivalents	$(19,244)	$(14,429)	$68,407

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, adjusted for non-cash items, and working capital changes. Operating activities generated $106.5 million of net cash during the year ended January 31, 2012, compared to $70.5 million of cash provided by operating activities during the year ended January 31, 2011.  Part of the improved operating cash flow in the current year resulted from our improved operating results, including a $13.4 million increase in operating income compared to the prior year.  Operating cash flow for the prior year included significant payments for professional fees and related expenses associated with our restatement of previously filed financial statements and our previous extended filing delay, and such significant payments were not incurred during the current year.

Operating activities generated $70.5 million of net cash during the year ended January 31, 2011 compared to $100.8 million in the prior year. Our operating cash flow in the year ended January 31, 2011 was adversely impacted by several factors. During the year ended January 31, 2011, we filed our comprehensive annual report on Form 10-K for the years ended January 31, 2008, 2007 and 2006, our annual reports on Form 10-K for the years ended January 31, 2009 and 2010, and our quarterly reports on Form 10-Q for the quarters ended April 30, July 31, and October 31, 2009. Payments of professional fees and related costs, primarily associated with the completion and filing of these financial statements, were approximately $22 million higher in the year ended January 31, 2011 compared to the prior year.  Beginning with our Quarterly Report on Form 10-Q for the three months ended April 30, 2010, filed in June 2010, we resumed making timely periodic filings with the SEC after our previous extended filing delay. In addition, payments made upon vesting of cash-settled equity awards, the amount of which is dependent upon our stock price on the vesting date, were $20.4 million higher in the year ended January 31, 2011 compared to the prior year, resulting primarily from increases in our stock price. Payments for compensation and benefits were also higher in the year ended January 31, 2011 compared to the prior year, reflecting the combination of an increase in headcount, salary increases, and higher benefit costs per employee.

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

Net Cash Used in Investing Activities

During the year ended January 31, 2012, our investing activities used $126.8 million of net cash, of which the most significant use was $109.8 million of net cash utilized for business acquisitions, including $56.0 million of net cash paid to acquire Vovici in August 2011, and $24.6 million of net cash paid to acquire GMT in October 2011.  In addition, we made $16.5 million of payments for property, equipment, and capitalized software development costs during this year.

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

Net Cash Provided by (Used in) Financing Activities

During the year ended January 31, 2012, our financing activities provided $2.1 million of net cash.  During this year, we borrowed $597.0 million under our new credit agreement (consisting of gross borrowings of $600.0 million, reduced by a $3.0 million original issuance discount), repaid $583.2 million of outstanding borrowings under our Prior Credit Agreement, and paid $15.3 million of debt issuance and other debt-related costs. The net impact of this debt refinancing activity was a use of $1.5 million of cash for the year. We also received $12.5 million of proceeds from exercises of stock options during the year.

During the year ended January 31, 2011, our financing activities used $6.9 million of net cash.  Financing activities during the year included $38.2 million in repayments of financing arrangements, including a $22.1 million “excess cash flow” payment on our term loan in May 2010 and the December 2010 repayment of $15.0 million previously borrowed under our revolving credit agreement.  We also acquired, at market value, $4.1 million of treasury stock from directors and officers during the year, for purposes of providing funds for the recipient’s obligation to pay associated income taxes in connection with the vesting of stock awards.  In addition, we paid $4.0 million of fees and expenses related to our Prior Credit Agreement during the year, $3.6 million of which were consideration for amendments to the agreement.  Partially offsetting these uses of cash was $40.8 million of proceeds from exercises of stock options. Following the completion of certain delayed SEC filings in June 2010, stock option holders were permitted to resume exercising vested stock options. Stock option exercises had been suspended during our previous extended filing delay period.

During the year ended January 31, 2010, our financing activities used $10.5 million of net cash, resulting from repayments of borrowings and other financing obligations of $6.1 million and $4.1 million of dividends paid to the noncontrolling stockholders of our joint venture.

Liquidity and Capital Resources Requirements

Based on past performance and current expectations, we believe that our cash, cash equivalents, and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, working capital needs, ordinary course capital expenditures, research and development spending, and other commitments for at least the next 12 months. Currently, we have no plans to pay any cash dividends on our preferred or common stock, which are not permitted under our credit agreement.

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

Loans under the Credit Agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at our election:

(a) in the case of Eurodollar loans, the Adjusted LIBO Rate plus 3.25% (or if our corporate ratings are at least BB- and Ba3 or better, 3.00%). The “Adjusted LIBO Rate” is the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the Credit Agreement), and

(b) in the case of Base Rate loans, the Base Rate plus 2.25% (or if our corporate ratings are at least BB- and Ba3 or better, 2.00%).  The “Base Rate” is the greatest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

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

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, and also contains a financial covenant that requires us to maintain a Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio until July 31, 2013 of no greater than 5.00 to 1 and thereafter of no greater than 4.50 to 1.  At January 31, 2012, our consolidated leverage ratio was approximately 2.7 to 1 compared to a permitted consolidated leverage ratio of 5.00 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $80.0 million the minimum EBITDA required to satisfy the leverage ratio covenant given our outstanding debt as of such date.

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

Convertible Preferred Stock

Our capitalization includes convertible preferred stock originally issued in May 2007 which, as of January 31, 2012, has a carrying value of $285.5 million and a liquidation preference and redemption value of $352.0 million.  All of the convertible preferred stock was originally issued to, and continues to be held by, Comverse.

Further details regarding the convertible preferred stock’s various rights and preferences, including dividend and conversion rights, appear in Note 8, “Convertible Preferred Stock” to our consolidated financial statements included in Item 15 of this report.

Contractual Obligations

At January 31, 2012, our contractual obligations were as follows:

	Payments Due by Period
(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations, including interest	$749,238	$33,209	$65,448	$64,425	$586,156
Operating lease obligations	78,876	13,212	18,914	14,155	32,595
Capital lease obligations	755	210	545	—	—
Purchase obligations	47,545	44,497	3,048	—	—
Other long-term obligations	641	513	128	—	—
Total contractual obligations	$877,055	$91,641	$88,083	$78,580	$618,751

The long-term debt obligations reflected above include projected interest payments over the term of the debt, assuming an interest rate of 4.50%, which was the interest rate in effect for our term loan borrowings as of January 31, 2012.  The terms of our long-term debt obligations are further discussed in Note 6, “Long-term Debt” to our consolidated financial statements included in Item 15 of this report.

Operating lease obligations reflected above exclude future sublease income from certain space we have subleased to third parties. As of January 31, 2012, total expected future sublease income is $2.8 million and ranges from $0.5 million to $0.6 million on an annual basis through February 2017.

Our purchase obligations are associated with agreements for purchases of goods or services generally including agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transactions. Agreements to purchase goods or services that have cancellation provisions with no penalties are excluded from these purchase obligations.

Our consolidated balance sheet at January 31, 2012 includes $23.4 million of non-current tax reserves, net of related benefits (including interest and penalties of $8.2 million, net of federal benefit) for uncertain tax positions. However these amounts are not included in the table above because it is not possible to predict or estimate the timing of payments for these obligations. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former shareholders of the acquired companies based upon achievement of performance targets following the acquisition dates.  During the year ended January 31, 2012, we completed seven business combinations, all of which included contingent cash consideration arrangements.  Please refer to Note 4, “Business Combinations” to our consolidated financial statements included in Item 15 of this report for information regarding our business combinations.

As of January 31, 2012, potential future cash payments under contingent consideration arrangements total $79.2 million, the estimated fair value of which was $38.6 million, of which $10.1 million is included within accrued expenses and other current liabilities, and $28.5 million is included within other liabilities. The performance periods associated with these potential payments extend through January 2015.

Off Balance Sheet Arrangements

We lease certain of our current facilities, furniture, and equipment under non-cancelable operating lease agreements. We are typically required to pay property taxes, insurance, and normal maintenance costs for these facilities.

In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2012, we had approximately $41.2 million of outstanding letters of credit and surety bonds relating primarily to these performance guarantees. As of January 31, 2012, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows. Our historical noncompliance with our performance obligations has been insignificant.

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

As of January 31, 2012, we do not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

Accounting Pronouncements Implemented:

In January 2010, the FASB issued amended standards that require additional fair value disclosures.  These disclosure requirements were effective in two phases.  The initial phase, which was effective for us as of February 1, 2010, requires enhanced disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers.  The second phase, which was effective for us as of February 1, 2011, requires presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The adoption of these standards did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information.  These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments.  This new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010 and should be applied prospectively as of the date of adoption, although early adoption is permitted.  We adopted this new guidance effective February 1, 2011.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test.  This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider and assess whether there are any adverse qualitative factors indicating that impairment may exist.  For public companies, this new accounting guidance is effective for impairment tests performed during fiscal years (and interim periods within those years) that began after December 15, 2010.  We adopted this new guidance effective February 1, 2011.  The adoption of this new guidance did not have a material impact on our November 1, 2011 tests for goodwill impairment, and we do not believe that it will materially impact future tests for goodwill impairment.

In September 2011, the FASB issued amended standards intended to simplify how tests for potential goodwill impairment are performed.  These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value.  For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform further goodwill impairment testing as required under the previous standards.  We adopted these standards on November 1, 2011 and they did not materially impact our consolidated financial statements.  We do not expect these new standards to materially impact our future consolidated financial statements.

New Accounting Pronouncements to be Implemented:

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

In June 2011, the FASB issued amended standards regarding the presentation of comprehensive income.  These amendments eliminate the option to present components of other comprehensive income as part of the statement of stockholders’ equity and require the presentation of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  In December 2011, the FASB updated this guidance to indefinitely defer the requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.  This guidance does not change the items that must be reported within other comprehensive income and the criteria for determining when an item of other comprehensive income must be reclassified to net income.  These amended standards are effective for us beginning with our three-month period ending April 30, 2012 and must be applied retrospectively.  Other than the change in presentation, these changes will not have an impact on our consolidated financial statements.

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

Interest Rate Risk on Our Debt

In April 2011, we entered into our new Credit Agreement and concurrently terminated our Prior Credit Agreement.  The Credit Agreement provides for $770.0 million of secured credit facilities, comprised of a $600.0 million term loan maturing in October 2017 and a $170.0 million revolving credit facility maturing in April 2016, subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the Credit Agreement.

The majority of the new term loan proceeds were used to repay all $583.2 million of outstanding term loan borrowings under our prior credit agreement at the closing date of the Credit Agreement.

Loans under the Credit Agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at our election:

(a) in the case of Eurodollar loans, the Adjusted LIBO Rate plus 3.25% (or if our corporate ratings are at least BB- and Ba3 or better, 3.00%).  The “Adjusted LIBO Rate” is the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the Credit Agreement), and

(b) in the case of Base Rate loans, the Base Rate plus 2.25% (or if our corporate ratings are at least BB- and Ba3 or better, 2.00%).  The “Base Rate” is the greatest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

Because the interest rates applicable to borrowings under the Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. The periodic interest rate on our term loan is currently a function of several factors, most importantly the LIBO Rate and the applicable interest rate margin. However, borrowings are subject to a 1.25% LIBO Rate floor in the interest rate calculation, which currently reduces the likelihood of increases in the periodic interest rate, because current short-term LIBO Rates are well below 1.25%.  Although the periodic interest rate may still fluctuate based upon our corporate ratings, which determine the interest rate margin, changes in short-term LIBO Rates will not impact the calculation unless those rates increase above 1.25%.  Based upon our January 31, 2012 borrowings, for each 1% increase in the applicable LIBO Rate above 1.25%, our annual interest payments would increase by approximately $6.0 million.

We had utilized a pay-fixed/receive-variable interest rate swap agreement to partially mitigate the variable interest rate risk associated with our prior credit agreement. We terminated that agreement in July 2010. We may consider utilizing interest rate swap agreements, or other agreements intended to mitigate variable interest rate risk, in the future.

Interest Rate Risk on Our Investments

We invest in cash, cash equivalents, and bank time deposits. Interest rate changes could result in an increase or decrease in interest income we generate from these interest-bearing assets. Our cash, cash equivalents, and bank time deposits are primarily maintained at high credit-quality financial institutions around the world.  We have not invested in marketable debt or equity securities during the three-year period ended January 31, 2012, but may do so in the future as permitted under our investment guidelines.

The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

As of January 31, 2012 and 2011, we had cash and cash equivalents totaling approximately $150.7 million and $169.9 million, respectively, consisting of demand deposits and bank time deposits having maturities of three months or less. At such dates we also held $12.9 million and $13.6 million, respectively, of cash equivalents which were restricted and were not available for general operating use. These balances primarily represent short-term deposits to secure bank guarantees in connection with sales contracts.  The amounts of these deposits can vary depending upon the terms of the underlying contracts.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the year ended January 31, 2013, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2012. Such a change would cause our projected interest income from cash, cash equivalents, and bank time deposits to increase or decrease by approximately $0.8 million, assuming a similar level of investments in the year ended January 31, 2013 as in the year ended January 31, 2012.

Due to the short-term nature of our cash and cash equivalents and time deposits, the carrying values approximate market values and are not generally subject to price risk due to fluctuations in interest rates. See Note 3, “Investments” to our consolidated financial statements included in Item 15 of this report for more information regarding our short-term investments.

Foreign Currency Exchange Risk

The functional currency for most of our foreign subsidiaries is the respective local currency, of which the notable exceptions are our subsidiaries in Israel and Canada, whose functional currencies are the U.S. dollar.  We are exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars for consolidated reporting purposes. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit).

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

In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency.  Changes in the functional currency value of these assets and liabilities create fluctuations that result in gains or losses.  We recorded $1.4 million and $0.9 million of net foreign currency gains for the years ended January 31, 2012 and 2011, respectively, and $1.9 million of net foreign currency losses for the year ended January 31, 2010.

From time to time, we enter into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted payroll and payroll-related expenses denominated in Israeli shekels and Canadian dollars. These contracts are generally limited to durations of approximately 12 months or less. Our 50% owned joint venture in Singapore enters into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted U.S. dollar payments to its suppliers. These contracts are generally limited to durations of approximately 12 months or less. We have also periodically entered into foreign currency forward contracts to manage exposures resulting from forecasted customer collections denominated in currencies other than the respective entity’s functional currency.

We have not entered into any foreign currency forward contracts for trading or speculative purposes.

During the years ended January 31, 2012, 2011 and 2010, we realized net losses of $1.3 million, $0.7 million and $2.6 million, respectively, on settlements of foreign currency forward contracts not designated as hedges.  We had $0.4 million of net unrealized gains on outstanding foreign currency forward contracts as of January 31, 2012, with notional amounts totaling $94.1 million.  We had $1.8 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2011, with notional amounts totaling $51.1 million.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2012.  This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar, and assuming no changes in interest rates.  A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our hedging instruments by $6.0 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $7.3 million.

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

Item 9.                                                           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                                                  Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and management’s assessment of our internal control over financial reporting in each case as of January 31, 2012.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 31, 2012.  Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2012.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2012.  In making this assessment, our management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  As a result of this evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2012.

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

In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended January 31, 2012, management determined, with the participation of our Chief Executive Officer and Chief Financial Officer, that there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Verint Systems Inc.

Melville, New York

We have audited the internal control over financial reporting of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2012 of the Company and our report dated April 2, 2012 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
April 2, 2012

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

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth certain information regarding our equity compensation plans as of January 31, 2012.

				(c)
Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,033,956	(2)	$ 30.41	1,640,446
Equity compensation plans not approved by security holders	—		—	—

Total	3,033,956		$ 30.41	1,640,446

(1)          The weighted-average price relates to outstanding stock options only (as of the applicable date).  Other outstanding awards carry no exercise price and are therefore excluded from the weighted-average price.

(2)          Consists of 1,114,343 stock options and 1,919,613 restricted stock units.

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

(3)	Exhibits.

See (b) below.

(b)                                 Exhibits

Number	Description	Filed Herewith / Incorporated by Reference from

2.1	Agreement and Plan of Merger, dated as of February 11, 2007, among Verint Systems Inc., White Acquisition Corporation and Witness Systems, Inc.	Form 8-K filed on February 15, 2007
3.1	Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
3.2	Certificate of Designation, Preferences and Rights of the Series A Convertible Perpetual Preferred Stock	Form 8-K filed on May 30, 2007
3.3	Amended and Restated By-laws of Verint Systems Inc.	Form 8-K filed on January 7, 2011
4.1	Specimen Common Stock certificate	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
4.2	Specimen Series A Convertible Perpetual Preferred Stock certificate	Form 10-K filed on March 17, 2010

Number	Description	Filed Herewith / Incorporated by Reference from
10.1	Form of Indemnification Agreement	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.2	Verint Systems Inc. 2002 Employee Stock Purchase Plan	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.3	Verint Systems Inc. Stock Incentive Compensation Plan (as amended through December 12, 2002)	Form 10-K filed on May 1, 2003
10.4	Amendment No. 1 to Verint Systems Inc. Stock Incentive Compensation Plan (dated December 23, 2008)	Form 10-K filed on March 17, 2010
10.5	Amendment No. 2 to Verint Systems Inc. Stock Incentive Compensation Plan (dated March 4, 2009)	Form 10-K filed on March 17, 2010
10.6	Verint Systems Inc. 2004 Stock Incentive Compensation Plan, as amended and restated	Form 8-K filed on January 10, 2006
10.7	Amendment No. 1 to Verint Systems Inc. 2004 Stock Incentive Compensation Plan, as amended and restated (dated December 23, 2008)	Form 10-K filed on March 17, 2010
10.8	Witness Systems Amended and Restated Stock Incentive Plan	Witness Systems, Inc. Form 10-Q for the period ended June 30, 2005
10.9	Amendment No. 1 to Witness Systems Amended and Restated Stock Incentive Plan (dated May 29, 2001)	Witness Systems, Inc. Form 10-K filed on March 17, 2006
10.10	Amendment No. 2 to Witness Systems Amended and Restated Stock Incentive Plan (dated January 15, 2004)	Witness Systems, Inc. Form 10-K filed on March 15, 2004
10.11	Amendment No. 3 to Witness Systems Amended and Restated Stock Incentive Plan (dated December 6, 2007)	Form 10-K filed on March 17, 2010
10.12	Amendment No. 4 to Witness Systems Amended and Restated Stock Incentive Plan (dated December 23, 2008)	Form 10-K filed on March 17, 2010
10.13	Verint Systems Inc. 2010 Stock Incentive Plan	Form S-8 (Commission File No. 333-169768) effective on October 5, 2010
10.14	Vovici Corporation Amended and Restated Stock Plan	Filed herewith
10.15	Form of Stock Option Award Agreement*	Form 8-K filed on December 7, 2004
10.16	Form of Time-Based Restricted Stock Unit Award Agreement*	Form 10-K filed on March 17, 2010

Number	Description	Filed Herewith / Incorporated by Reference from
10.17	Form of Performance-Based Restricted Stock Unit Award Agreement*	Form 10-K filed on March 17, 2010
10.18	Form of Time-Based Deferred Stock Award Agreement*	Form 10-K filed on March 17, 2010
10.19	Form of Performance-Based Deferred Stock Award Agreement*	Form 10-K filed on March 17, 2010
10.20	Form of Amendment to Time-Based and Performance-Based Equity Award Agreements*	Form 10-K filed on March 17, 2010
10.21	Form of Time-Based Restricted Stock Unit Award Agreement Solely Related to 2010 Grant*	Form 10-K filed on April 8, 2010
10.22	Form of Performance-Based Restricted Stock Unit Award Agreement Solely Related to 2010 Grant*	Form 10-K filed on April 8, 2010
10.23	Form of Time-Based Deferred Stock Award Agreement Solely Related to 2010 Grant*	Form 10-K filed on April 8, 2010
10.24	Form of Performance-Based Deferred Stock Award Agreement Solely Related to 2010 Grant*	Form 10-K filed on April 8, 2010
10.25	Form of Global Performance-Based Restricted Stock Unit Award*	Form 10-K filed on April 6, 2011
10.26	Form of Global Time-Based Restricted Stock Unit Award*	Form 10-K filed on April 6, 2011
10.27	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2012*	Filed herewith
10.28	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2012*	Filed herewith
10.29	Credit Agreement dated as of May 25, 2007 among Verint Systems Inc., as Borrower, the Lenders as parties thereto and Lehman Commercial Paper Inc., as Administrative Agent	Form 8-K filed on May 30, 2007
10.30

Amendment, Waiver, and Consent, dated April 27, 2010, to Credit Agreement among Verint Systems Inc., as Borrower, the Lenders, as parties thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent

Form 8-K filed on May 3, 2010
10.31

Amendment No. 3 to Credit Agreement, dated July 27, 2010, among Verint Systems Inc., the lenders from time to time party thereto, and the administrative agent party thereto, to the Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., the lenders from time to time party thereto, and the administrative agent party thereto.

Form 8-K filed on August 2, 2010

Number	Description	Filed Herewith / Incorporated by Reference from
10.32	Incremental Amendment and Joinder Agreement, dated July 30, 2010, among Verint Systems Inc., the additional lenders party thereto, and the administrative agent.	Form 8-K filed on August 2, 2010
10.33	Credit Agreement dated as of April 29, 2011 among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent.	Form 8-K filed on May 2, 2011
10.34	Employment Agreement, dated February 23, 2010, between Verint Systems Inc. and Dan Bodner*	Form 8-K filed on February 23, 2010
10.35	Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Douglas Robinson*	Form 8-K filed on July 14, 2011
10.36	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Elan Moriah*	Form 8-K filed on July 14, 2011
10.37	Contract of Employment, dated July 10, 2011, by and among Meir Sperling, Verint Systems Ltd., and Verint Systems Inc. *	Form 8-K filed on July 14, 2011
10.38	Employment Agreement, dated April 16, 2001, between Comverse Infosys UK Limited and David Parcell*	Form 10-K filed on March 17, 2010
10.39	Amended and Restated Supplemental Employment Agreement, dated July 13, 2011, between Verint Systems UK Limited and David Parcell*	Form 8-K filed on July 14, 2011
10.40	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Peter Fante*	Form 8-K filed on July 14, 2011
10.41	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan*	Form 10-K filed on May 19, 2010
10.42	2009 Executive Officer Retention Letter*	Form 10-K filed on March 17, 2010
10.43	Federal Income Tax Sharing Agreement, dated as of January 31, 2002, between Comverse and Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.44	Business Opportunities Agreement dated as of March 19, 2002, between Comverse and Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002

Number	Description	Filed Herewith / Incorporated by Reference from
10.45	Contribution Agreement, dated as of February 1, 2001, between Comverse and Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.46	Stock Purchase Agreement, dated as of January 31, 2002, between Comverse, Inc. and Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.47	Registration Rights Agreement, dated as of January 31, 2002, between Comverse and Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.48	Registration Rights Agreement, by and between Verint Systems Inc. and Comverse Technology, Inc., dated May 25, 2007	Form 8-K filed on May 30, 2007
10.49	Securities Purchase Agreement, by and between Verint Systems Inc. and Comverse Technology, Inc., dated May 25, 2007	Form 8-K filed on May 30, 2007
10.50	Letter Agreement, dated July 16, 2010, between Comverse Technology, Inc. and Verint Systems Inc.	Form 8-K filed on July 19, 2010
21.1	Subsidiaries of Verint Systems Inc.	Filed herewith
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350(1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350(1)	Filed herewith
101.INS**	XBRL Instance Document	Filed herewith
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

Number	Description	Filed Herewith / Incorporated by Reference from
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

**In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(c)                                  Financial Statement Schedules

None.

Item 15A.              Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Verint Systems Inc.

Melville, New York

We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the “Company”) as of January 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Verint Systems Inc. and subsidiaries as of January 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As noted in Note 1 to the consolidated financial statements, the Company changed its method of recognizing revenue for multiple element arrangements for the year ended January 31, 2012 in accordance with the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

April 2, 2012

Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of January 31, 2012 and 2011

	January 31,
(in thousands, except share and per share data)	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$150,662	$169,906
Restricted cash and bank time deposits	12,863	13,639
Accounts receivable, net of allowance for doubtful accounts of $2.9 million and $5.4 million, respectively	154,753	150,769
Inventories	14,414	16,987
Deferred cost of revenue	11,951	6,269
Deferred income taxes	13,060	13,179
Prepaid expenses and other current assets	42,987	31,195
Total current assets	400,690	401,944
Property and equipment, net	28,289	23,176
Goodwill	831,687	738,674
Intangible assets, net	184,873	157,071
Capitalized software development costs, net	5,846	6,787
Long-term deferred cost of revenue	13,285	21,715
Long-term deferred income taxes	9,237	6,700
Other assets	28,961	20,060
Total assets	$1,502,868	$1,376,127

Liabilities, Preferred Stock, and Stockholders’ Equity
Current Liabilities:
Accounts payable	$49,411	$36,861
Accrued expenses and other current liabilities	168,125	162,650
Current maturities of long-term debt	6,228	—
Deferred revenue	156,772	142,465
Deferred income taxes	1,056	379
Liabilities to affiliates	1,760	1,847
Total current liabilities	383,352	344,202
Long-term debt	591,151	583,234
Long-term deferred revenue	25,987	40,424
Long-term deferred income taxes	13,353	13,226
Other liabilities	59,188	31,812
Total liabilities	1,073,031	1,012,898
Preferred Stock - $0.001 par value; authorized 2,500,000 shares. Series A convertible preferred stock; 293,000 shares issued and outstanding; aggregate liquidation preference and redemption value of $352,034 at January 31, 2012.	285,542	285,542
Commitments and Contingencies
Stockholders’ Equity:
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 39,265,000 and 37,349,000 shares, respectively; outstanding 38,982,000 and 37,089,000 shares as of January 31, 2012 and 2011, respectively.	40	38
Additional paid-in capital	554,351	519,834
Treasury stock, at cost — 283,000 and 260,000 shares as of January 31, 2012 and 2011, respectively.	(7,466)	(6,639)
Accumulated deficit	(357,764)	(394,757)
Accumulated other comprehensive loss	(47,736)	(42,069)
Total Verint Systems Inc. stockholders’ equity	141,425	76,407
Noncontrolling interest	2,870	1,280
Total stockholders’ equity	144,295	77,687
Total liabilities, preferred stock, and stockholders’ equity	$1,502,868	$1,376,127

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended January 31, 2012, 2011, and 2010

	Year Ended January 31,
(in thousands, except per share data)	2012	2011	2010
Revenue:
Product	$390,392	$375,164	$374,272
Service and support	392,256	351,635	329,361
Total revenue	782,648	726,799	703,633
Cost of revenue:
Product	126,050	111,989	122,961
Service and support	129,911	117,261	108,953
Amortization of acquired technology	12,400	9,094	8,021
Total cost of revenue	268,361	238,344	239,935
Gross profit	514,287	488,455	463,698
Operating expenses:
Research and development, net	111,001	96,525	83,797
Selling, general and administrative	293,906	297,365	291,954
Amortization of other acquired intangible assets	22,902	21,460	22,268
Total operating expenses	427,809	415,350	398,019
Operating income	86,478	73,105	65,679
Other income (expense), net:
Interest income	661	454	616
Interest expense	(32,358)	(29,896)	(24,964)
Loss on extinguishment of debt	(8,136)	—	—
Other income (expense), net	(488)	(5,138)	(17,123)
Total other expense, net	(40,321)	(34,580)	(41,471)
Income before provision for income taxes	46,157	38,525	24,208
Provision for income taxes	5,532	9,940	7,108
Net income	40,625	28,585	17,100
Net income attributable to noncontrolling interest	3,632	3,004	1,483
Net income attributable to Verint Systems Inc.	36,993	25,581	15,617
Dividends on preferred stock	(14,790)	(14,178)	(13,591)
Net income attributable to Verint Systems Inc. common shares	$22,203	$11,403	$2,026

Net income per common share attributable to Verint Systems Inc.
Basic	$0.58	$0.33	$0.06
Diluted	$0.56	$0.31	$0.06

Weighted-average common shares outstanding
Basic	38,419	34,544	32,478
Diluted	39,499	37,179	33,127

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended January 31, 2012, 2011, and 2010

	Verint Systems Inc. Stockholders’ Equity (Deficit)
	Common Stock		Additional			Accumulated Other	Total Verint Systems Inc.		Total
(in thousands)	Shares	Par Value	Paid-in Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity (Deficit)	Noncontrolling Interest	Stockholders’ Equity (Deficit)

Balances as of January 31, 2009	32,535	$32	$419,937	$(2,353)	$(435,955)	$(58,404)	$(76,743)	$673	$(76,070)
Comprehensive income:
Net income	—	—	—	—	15,617	—	15,617	1,483	17,100
Unrealized gains on derivative financial instruments, net	—	—	—	—	—	5	5	—	5
Unrealized gains on available-for-sale securities, net	—	—	—	—	—	34	34	—	34
Foreign currency translation adjustments	—	—	—	—	—	15,231	15,231	46	15,277
Total comprehensive income	—	—	—	—	15,617	15,270	30,887	1,529	32,416
Stock-based compensation - equity portion	—	—	31,195	—	—	—	31,195	—	31,195
Common stock issued for stock awards	64	1	—	—	—	—	1	—	1
Forfeitures of restricted stock awards	(4)	—	34	(34)	—	—	—	—	—
Purchases of treasury stock	(11)	—	—	(106)	—	—	(106)	—	(106)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(2,003)	(2,003)
Balances as of January 31, 2010	32,584	33	451,166	(2,493)	(420,338)	(43,134)	(14,766)	199	(14,567)
Comprehensive income:
Net income	—	—	—	—	25,581	—	25,581	3,004	28,585
Unrealized losses on derivative financial instruments, net	—	—	—	—	—	(351)	(351)	—	(351)
Foreign currency translation adjustments	—	—	—	—	—	1,416	1,416	268	1,684
Total comprehensive income	—	—	—	—	25,581	1,065	26,646	3,272	29,918
Stock-based compensation - equity portion	—	—	28,784	—	—	—	28,784	—	28,784
Common stock issued for stock awards	2,498	3	(3)	—	—	—	—	—	—
Exercises of stock options	2,164	2	40,833	—	—	—	40,835	—	40,835
Purchases of treasury stock	(157)	—	—	(4,146)	—	—	(4,146)	—	(4,146)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(2,191)	(2,191)
Tax effects from stock award plans	—	—	(946)	—	—	—	(946)	—	(946)
Balances as of January 31, 2011	37,089	38	519,834	(6,639)	(394,757)	(42,069)	76,407	1,280	77,687
Comprehensive income (loss):
Net income	—	—	—	—	36,993	—	36,993	3,632	40,625
Unrealized gains on derivative financial instruments and other, net	—	—	—	—	—	906	906	—	906
Foreign currency translation adjustments	—	—	—	—	—	(6,573)	(6,573)	(112)	(6,685)
Total comprehensive income (loss)	—	—	—	—	36,993	(5,667)	31,326	3,520	34,846
Stock-based compensation - equity portion	—	—	21,781	—	—	—	21,781	—	21,781
Common stock issued for stock awards	1,323	1	(52)	51	—	—	—	—	—
Exercises of stock options	623	1	12,843	—	—	—	12,844	—	12,844
Purchases of treasury stock	(53)	—	—	(1,655)	—	—	(1,655)	—	(1,655)
Treasury stock retired	—	—	(777)	777	—	—	—	—	—
Stock options issued in business combination	—	—	60	—	—	—	60	—	60
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(1,930)	(1,930)
Tax effects from stock award plans	—	—	662	—	—	—	662	—	662
Balances as of January 31, 2012	38,982	$40	$554,351	$(7,466)	$(357,764)	$(47,736)	$141,425	$2,870	$144,295

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended January 31, 2012, 2011, and 2010

	Year Ended January 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$40,625	$28,585	$17,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,040	48,951	49,290
Provision for doubtful accounts	1,055	1,863	849
Stock-based compensation - equity portion	21,781	28,784	31,195
Provision (benefit) for deferred income taxes	(11,101)	(1,092)	(62)
Excess tax benefits from stock award plans	(847)	(815)	—
Non-cash losses on derivative financial instruments, net	896	5,863	14,709
Loss on extinguishment of debt	8,136	—	—
Other non-cash items, net	(802)	1,139	1,443
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(2,942)	(24,574)	(13,910)
Inventories	1,080	(3,471)	5,686
Deferred cost of revenue	3,199	16,616	14,082
Prepaid expenses and other assets	6,339	9,924	(11,542)
Accounts payable and accrued expenses	(7,192)	15,839	12,912
Deferred revenue	(3,424)	(51,226)	(21,143)
Other liabilities	(3,326)	(5,933)	471
Other, net	(19)	67	(243)
Net cash provided by operating activities	106,498	70,520	100,837

Cash flows from investing activities:
Cash paid for business combinations, net of cash acquired	(109,780)	(23,485)	(96)
Purchases of property and equipment	(13,080)	(8,536)	(4,965)
Sales and maturities of investments	245	—	—
Settlements of derivative financial instruments not designated as hedges	(1,313)	(34,783)	(19,414)
Cash paid for capitalized software development costs	(3,399)	(2,527)	(2,715)
Change in restricted cash and bank time deposits	479	(8,502)	2,591
Net cash used in investing activities	(126,848)	(77,833)	(24,599)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	597,136	—	—
Repayments of borrowings and other financing obligations	(587,549)	(38,163)	(6,088)
Proceeds from exercises of stock options	12,474	40,787	—
Payment of debt issuance and other debt-related costs	(15,276)	(4,039)	(152)
Dividends paid to noncontrolling interest	(1,930)	(2,191)	(4,145)
Purchases of treasury stock	(1,655)	(4,146)	—
Excess tax benefits from stock award plans	847	815	—
Other financing activities	(1,969)	—	(106)
Net cash provided by (used in) financing activities	2,078	(6,937)	(10,491)
Effect of exchange rate changes on cash and cash equivalents	(972)	(179)	2,660
Net increase (decrease) in cash and cash equivalents	(19,244)	(14,429)	68,407
Cash and cash equivalents, beginning of year	169,906	184,335	115,928
Cash and cash equivalents, end of year	$150,662	$169,906	$184,335

See notes to consolidated financial statements.

€Table of Contents

VERINT SYSTEMS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Unless the context otherwise requires, the terms “Verint”, “we”, “us”, and “our” in these notes to consolidated financial statements refer to Verint® Systems Inc. and its consolidated subsidiaries.

Verint is a global leader in Actionable Intelligence® solutions and value-added services. Our solutions enable organizations of all sizes to make more timely and effective decisions to improve enterprise performance and make the world a safer place.  Our solutions are used to capture, distill, and analyze complex and underused information sources, such as voice, video, and unstructured text.  In the enterprise intelligence market, our workforce optimization and voice of the customer solutions help organizations enhance customer service operations in contact centers, branches, and back-office environments to increase customer satisfaction, reduce operating costs, identify revenue opportunities, and improve profitability. In the security intelligence market, our communications and cyber intelligence, video and situation intelligence, and public safety solutions help government and commercial organizations in their efforts to protect people and property and neutralize terrorism and crime.

Significant Ownership

Comverse Technology, Inc. (“Comverse”), beneficially owns a majority of our common stock (assuming the conversion of Comverse’s preferred stock holdings into common stock) and holds a majority of the voting power of our common stock.  During the three years ended January 31, 2012, Comverse did not provide us with material levels of corporate or administrative services.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Verint Systems Inc., our wholly owned subsidiaries, and a joint venture in which we hold a 50% equity interest.  This joint venture functions as a systems integrator for Asian markets and is a variable interest entity in which we are the primary beneficiary and is therefore included within our consolidated financial statements.  Investments in companies in which we have less than a 20% ownership interest and do not exercise significant influence are accounted for at cost.  We have included the results of operations of acquired companies from the date of acquisition.  All significant intercompany transactions and balances have been eliminated.

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

Restricted Cash and Bank Time Deposits

Restricted cash and restricted bank time deposits are pledged as collateral or otherwise restricted as to use for vendor payables, general liability insurance, workers’ compensation insurance, warranty programs, and other obligations.  Restricted bank time deposits generally consist of certificates of deposit with original maturities of between 30 and 360 days.

Investments

As of January 31, 2012 and 2011, all of our excess funds are cash, cash equivalents, restricted cash, or restricted time deposits.  Historically, investments generally consist of marketable debt securities of corporations, the U.S. government, and agencies of the U.S. government.  We do not invest in auction rate securities as a matter of policy.

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

We grant credit terms to our customers in the ordinary course of business.  Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion across different industries and geographic areas.

Accounts Receivable, Net

Trade accounts receivable are recorded at the invoiced amount and are not interest-bearing.

Accounts receivable, net, includes costs in excess of billings and estimated earnings on arrangements recognized under contract accounting methods, representing revenue recognized on contracts for which billing will occur in subsequent periods, in accordance with the terms of the contracts.  Costs in excess of billings and estimated earnings on such contracts was $11.2 million and $4.4 million as of January 31, 2012 and 2011, respectively.

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

The following table summarizes the activity in our allowance for doubtful accounts for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,
(in thousands)	2012	2011	2010
Balance at beginning of year	$5,395	$4,706	$5,989
Provisions charged to expense	399	1,832	801
Amounts written off	(2,912)	(1,126)	(2,210)
Other (1)	47	(17)	126
Balance at end of year	$2,929	$5,395	$4,706

(1) Includes balances from acquisitions and changes in balances due to foreign currency exchange rates.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the weighted-average method of inventory accounting.  The valuation of our inventories requires us to make estimates regarding excess or obsolete inventories, including making estimates of the future demand for our products.  Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand, price, or technological developments could have a significant impact on the value of our inventory and reported operating results.  Charges for excess and obsolete inventories are included within cost of revenue.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Depreciation is computed using the straight-line method based over the estimated useful lives of the assets.  We depreciate buildings over periods ranging from twenty-five to thirty years.  Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.  Software is depreciated over periods ranging from three to four years. Equipment, furniture and other are depreciated over periods ranging from three to ten years.

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

Goodwill, Other Acquired Intangible Assets, and Long-lived Assets

We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value.  Other acquired intangible assets include identifiable acquired technologies, in-process research and development (“IPR&D”), trade names, customer relationships, distribution networks, non-competition agreements, and sales backlog.  We amortize the cost of finite-lived identifiable intangible assets on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are expected to be realized, over their estimated useful lives, which are periods of ten years or less.

We regularly perform reviews to determine if the carrying values of our goodwill and other intangible assets are impaired.  We review goodwill for impairment at least annually on November 1, or more frequently if an event occurs indicating the potential for impairment.  We review goodwill for impairment utilizing either a qualitative assessment or a two-step process.  If we decide that it is appropriate to perform a qualitative assessment and conclude that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary.  For reporting units where we perform the two-step process, the first step requires us to estimate the fair value of each reporting unit and compare that fair value to the respective carrying value, which includes goodwill.  If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired and no further evaluation is necessary.  If the carrying value is higher than the estimated fair value, there is an indication that impairment may exist and the second step is required.  In the second step, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment charge.

For reporting units where we decide to perform a qualitative assessment, our management assesses and makes judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, our financial performance and trends, our strategies and business plans, capital requirements, management and personnel issues, and our stock price, among others.  Management then considers the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit’s fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.

For reporting units where we perform the two-step process, we utilize three primary approaches to assess fair value: (a) an income based approach, using projected discounted cash flows, (b) a market based approach, using multiples of comparable companies, and (c) a transaction based approach, using multiples for recent acquisitions of similar businesses made in the marketplace.

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

We did not record any impairment of goodwill for the years ended January 31, 2012, 2011, and 2010.

Acquired IPR&D projects which have not reached technological feasibility at the date of acquisition are considered indefinite-lived intangible assets and are not subject to amortization until the completion or abandonment of the associated research and development efforts.  Upon completion of the development process, the IPR&D assets are amortized over their estimated useful lives.  If a project is abandoned rather than completed, the IPR&D asset is written-off.  IPR&D assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired.  The impairment test compares the fair value of the IPR&D asset with its carrying amount.  If the carrying amount of the IPR&D asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Our IPR&D assets were acquired during the fourth quarter of the year ended January 31, 2012, and we did not record any impairment of these IPR&D assets for the year ended January 31, 2012.

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

No impairments of long-lived assets were recorded during the years ended January 31, 2012, 2011, and 2010.

Fair Values of Financial Instruments

Our recorded amounts of cash and cash equivalents, accounts receivable, investments, and accounts payable approximate fair value, due to the short-term nature of these instruments.  We measure certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Fair value disclosures regarding our money market funds, derivative financial instruments, and long-term debt are included in Note 12, “Fair Value Measurements”.

Derivative Financial Instruments

As part of our risk management strategy, when considered appropriate, we use derivative financial instruments including forward contracts and interest rate swap agreements to hedge against certain foreign currency and interest rate exposures.  Our intent is to mitigate gains and losses caused by the underlying exposures with offsetting gains and losses on the derivative contracts.  By policy, we do not enter into speculative positions with derivative instruments.  The criteria we use for designating a derivative as a hedge include contemporaneous and ongoing documentation of the instrument’s effectiveness in risk reduction and direct matching of the financial instrument to the underlying transaction.  We record all derivatives in other assets or other liabilities on our consolidated balance sheets at their fair values.  Gains and losses from the changes in values of these derivatives are accounted for based on the use of the derivative and whether it qualifies for hedge accounting.

For the years ended January 31, 2012, 2011, and 2010, certain foreign currency forward contracts qualified for accounting as hedges and accordingly, the effective portions of the changes in fair value of these instruments were recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets, net of applicable income taxes.  The ineffective portion, if any, of these contracts is reported in other income (expense), net.  For derivative financial instruments not accounted for as hedges, gains and losses from changes in their fair values are reported in other income (expense), net.  See Note 13, “Derivative Financial Instruments”, for further details regarding our hedging activities and related accounting policies.

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

Segment Reporting

We have three operating segments, which are also our reportable segments, Enterprise Intelligence Solutions (“Enterprise Intelligence”), Video and Situation Intelligence Solutions (“Video Intelligence”), and Communications and Cyber Intelligence Solutions (“Communications Intelligence”).  Our Enterprise Intelligence segment was previously referred to as our Workforce Optimization segment.  We determine our reportable segments based on a number of factors our management uses to evaluate and run our business operations, including similarities of customers, products and technology.  Our Chief Executive Officer is our chief operating decision maker, who utilizes segment revenue and segment operating contribution as the primary basis for assessing financial results of segments and for the allocation of resources.  See Note 17, “Segment, Geographic, and Significant Customer Information”, for a full description of our segments and related accounting policies.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued amended revenue recognition accounting standards that removed tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance.  Also in October 2009, the FASB amended the accounting standards for many multiple-deliverable revenue arrangements to:

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

This guidance was effective for fiscal years beginning on or after June 15, 2010, although early adoption was permitted.  We elected to prospectively adopt the provisions of this new guidance as of February 1, 2011, for new and materially modified transactions entered into on or after that date.  Since we have been able to establish VSOE for a significant amount of our service and support offerings included in multiple-element arrangements, we do not consider the impact of implementing the guidance to be significant for the year ended January 31, 2012.  For the year ended January 31, 2012, we recognized $12.4 million and $6.3 million of additional revenue and income before provision for income taxes, respectively, as a result of adopting the new guidance.

Our revenue recognition policies, reflecting the impact of the new guidance, are described below.

We derive and report our revenue in two categories: (a) product revenue, including sale of hardware products (which include software that works together with the hardware to deliver the product’s essential functionality) and licensing of software products, and (b) service and support revenue, including revenue from installation services, post-contract customer support (“PCS”), project management, hosting services, software-as-a-service (“SaaS”), product warranties, and training services.

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

For multiple-element arrangements that contain software and software related elements for which we are unable to establish VSOE of one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement’s revenue into product revenue and service revenue for financial reporting purposes. Installation services associated with our Communications Intelligence arrangements are included within product revenue as such amounts are not considered material.

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

In instances where revenue is derived from sale of third-party vendor services and we are a principal in the transaction, we generally record revenue on a gross basis and record costs related to a sale within cost of revenue.  In those cases where we are acting as an agent between the customer and the vendor, revenue is recorded net of costs.

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

We receive non-refundable grants from the Israel Office of the Chief Scientist (“OCS”) that fund a portion of our research and development expenditures.  We currently only enter into non-royalty-bearing arrangements with the OCS which do not require us to pay royalties.  Funds received from the OCS are recorded as a reduction to research and development expense.  Royalties, to the extent paid, are recorded as part of our cost of revenue.

Software Development Costs

Costs incurred to acquire or develop software to be sold, leased or otherwise marketed are capitalized after technological feasibility is established, and continue to be capitalized through the general release of the related software product.  Amortization of capitalized costs begins in the period in which the related product is available for general release to customers and is recorded on a straight-line basis, which approximates the pattern in which the economic benefits of the capitalized costs are expected to be realized, over the estimated economic lives of the related software products, generally four years.

Internal-Use Software

We capitalize costs associated with internal-use software systems that have reached the application development stage.  These capitalized costs include external direct costs utilized in developing or obtaining the applications and expenses for employees who are directly associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and continues until the project is substantially complete and is ready for its intended purpose.  The costs are amortized over a period of four years.

Capitalization of such costs was not material during the years ended January 31, 2012, 2011, and 2010.

Income Taxes

We account for income taxes under the asset and liability method which includes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements.  Under this approach, deferred taxes are recorded for the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  The provision for income taxes represents income taxes paid or payable for the current year plus deferred taxes.  Deferred taxes result from differences between the financial statement and tax bases of our assets and liabilities, and are adjusted for changes in tax rates and tax laws when changes are enacted.  The effects of future changes in income tax laws or rates are not anticipated.

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

Functional Currency and Foreign Currency Transaction Gains and Losses

The functional currency for most of our foreign subsidiaries is the respective local currency, of which the notable exceptions are our subsidiaries in Israel and Canada, whose functional currencies are the U.S. dollar.  Most of our revenue and materials purchased from suppliers are denominated in or linked to the U.S. dollar.  Transactions denominated in currencies other than a functional currency (primarily compensation and benefits costs of foreign operations) are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement.  Gains and losses recognized upon such translations are included within other income (expense), net in the consolidated statements of operations.  We recorded $1.4 million and $0.9 million of net foreign currency gains for the years ended January 31, 2012 and 2011, respectively, and $1.9 million of net foreign currency losses for the year ended January 31, 2010.

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

Net Income Per Common Share Attributable to Verint Systems Inc.

Shares used in the calculation of basic net income per common share are based on the weighted-average number of shares outstanding during the accounting period.  Shares used in the calculation of basic net income per common share exclude unvested shares of restricted stock because they are contingent upon future service conditions.  Shares used in the calculation of diluted net income per common share are based on the weighted-average number of shares outstanding, adjusted for the assumed exercise of all potentially dilutive stock options and other stock-based awards outstanding using the treasury stock method.  Shares used in the calculation of diluted net income per common share also include the assumed conversion of our convertible preferred stock, if dilutive.  In periods for which we report a net loss, basic net loss per common share and diluted net loss per common share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

Recent Accounting Pronouncements

Other Accounting Pronouncements Implemented:

In January 2010, the FASB issued amended standards that require additional fair value disclosures.  These disclosure requirements were effective in two phases.  The initial phase, which was effective for us as of February 1, 2010, requires enhanced disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers.  The second phase, which was effective for us as of February 1, 2011, requires presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  The adoption of these standards did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information.  These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments.  This new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010 and should be applied prospectively as of the date of adoption, although early adoption is permitted.  We adopted this new guidance effective February 1, 2011.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test.  This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider and assess whether there are any adverse qualitative factors indicating that impairment may exist.  For public companies, this new accounting guidance is effective for impairment tests performed during fiscal years (and interim periods within those years) that began after December 15, 2010.  We adopted this new guidance effective February 1, 2011.  The adoption of this new guidance did not have a material impact on our November 1, 2011 tests for goodwill impairment, and we do not believe that it will materially impact future tests for goodwill impairment.

In September 2011, the FASB issued amended standards intended to simplify how tests for potential goodwill impairment are performed.  These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit in which goodwill resides is less than its carrying value.  For reporting units in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform further goodwill impairment testing as required under the previous standards.  We adopted these standards on November 1, 2011 and they did not materially impact our consolidated financial statements.  We do not expect these new standards to materially impact our future consolidated financial statements.

New Accounting Pronouncements to be Implemented:

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

In June 2011, the FASB issued amended standards regarding the presentation of comprehensive income.  These amendments eliminate the option to present components of other comprehensive income as part of the statement of stockholders’ equity and require the presentation of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  In December 2011, the FASB updated this guidance to indefinitely defer the requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.  This guidance does not change the items that must be reported within other comprehensive income and the criteria for determining when an item of other comprehensive income must be reclassified to net income.  These amended standards are effective for us beginning with our three-month period ending April 30, 2012 and must be applied retrospectively.  Other than the change in presentation, these changes will not have an impact on our consolidated financial statements.

2.              NET INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income per common share attributable to Verint Systems Inc. for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,
(in thousands, except per share amounts)	2012	2011	2010
Net income	$40,625	$28,585	$17,100
Net income attributable to noncontrolling interest	3,632	3,004	1,483
Net income attributable to Verint Systems Inc.	36,993	25,581	15,617
Dividends on preferred stock	(14,790)	(14,178)	(13,591)
Net income attributable to Verint Systems Inc. for basic net income per common share	22,203	11,403	2,026
Dilutive effect of dividends on preferred stock	—	—	—
Net income attributable to Verint Systems Inc. for diluted net income per common share	$22,203	$11,403	$2,026
Weighted-average shares outstanding:
Basic	38,419	34,544	32,478
Dilutive effect of employee equity award plans	1,080	2,635	649
Dilutive effect of assumed conversion of preferred stock	—	—	—
Diluted	39,499	37,179	33,127
Net income per common share attributable to Verint Systems Inc.
Basic	$0.58	$0.33	$0.06
Diluted	$0.56	$0.31	$0.06

We excluded the following weighted-average shares underlying stock-based awards and convertible preferred stock from the calculations of diluted net income per common share because their inclusion would have been anti-dilutive:

	Year Ended January 31,
(in thousands)	2012	2011	2010
Shares excluded from calculation:
Stock options and restricted stock-based awards	813	1,158	4,714
Convertible preferred stock	10,625	10,223	9,836

3.              INVESTMENTS

As of January 31, 2012 and 2011, all of our excess funds are in cash, cash equivalents, restricted cash, or restricted time deposits.  We have not invested in marketable debt or equity securities during the three-year period ended January 31, 2012, but may do so in the future as permitted under our investment guidelines.  We have historically invested in a variety of securities, including U.S. Government, corporation, agency bonds, and auction rate securities, which typically provide higher yields than money market and other cash equivalent investments.  As a matter of policy, we no longer invest in auction rate securities.

We received no proceeds from sales of available for sale securities during the years ended January 31, 2012, 2011 and 2010, because all of our available operating funds and our restricted cash were held in the form of cash and cash equivalents during those entire years.

4.              BUSINESS COMBINATIONS

Year Ended January 31, 2012

Vovici Corporation

On August 4, 2011, we acquired all of the outstanding shares of Vovici Corporation (“Vovici”), a U.S.-based, privately held provider of online survey management and enterprise feedback solutions.  This acquisition enhances our Enterprise Intelligence product suite to include comprehensive voice of the customer software and services offerings, designed to help organizations implement a single-vendor solution set for collecting, analyzing, and acting on customer insights.  We have included the financial results of Vovici in our consolidated financial statements since August 4, 2011.

We acquired Vovici for approximately $56.1 million in cash at closing, including $0.4 million to repay Vovici’s bank debt.  In addition, the consideration also included the exchange of certain unvested Vovici stock options for options to acquire approximately 42,000 shares of Verint common stock with fair values totaling $1.0 million, of which $0.1 million represents compensation for pre-acquisition services and is included in the consideration transferred and $0.9 million is being recognized as stock-based compensation expense over the remaining future vesting periods of the awards.  We also agreed to make potential additional cash payments to the former Vovici shareholders of up to approximately $19.1 million, contingent upon the achievement of certain performance targets over the period ending January 31, 2013.  The fair value of this contingent obligation was estimated to be $9.9 million at August 4, 2011.

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

For the year ended January 31, 2012, we recorded a benefit of approximately $2.7 million for the change in the fair value of the contingent consideration obligation between the acquisition date and January 31, 2012, which primarily reflected the impact of revised assessments of the probabilities of payment.  As of January 31, 2012, the fair value of this contingent consideration obligation was approximately $7.2 million.

The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.  The fair values assigned to identifiable intangible assets acquired were determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management.  The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

Among the factors contributing to the recognition of goodwill in this transaction were synergies in products and technologies, and the addition of a skilled, assembled workforce.  This goodwill has been assigned to our Enterprise Intelligence segment and is not deductible for income tax purposes.

In connection with the purchase price allocation, the estimated fair value of support obligations assumed from Vovici was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs relating to fulfilling these obligations plus a normal profit margin, which approximates the amount that we believe would be required to pay a third party to assume the support obligations.  The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing support services.  These estimated costs did not include any costs associated with selling efforts or research and development or the related margins on these costs.  Profit associated with selling efforts is excluded because the selling effort on the support contracts concluded prior to the August 4, 2011 acquisition date.  The estimated profit margin was 15%, which we believe best approximates our operating profit margin to fulfill these support obligations.  As a result, in allocating the purchase price, we recorded an adjustment to reduce the $5.3 million carrying value of Vovici’s deferred revenue to $2.3 million, representing the estimated fair value of the support obligations assumed.  As former Vovici customers renew their support contracts, we will recognize revenue at the full contract value over the remaining term of the contracts.

Revenue attributable to Vovici from August 4, 2011 through January 31, 2012 was $5.0 million.  The impact of Vovici on net income for this period was not significant.

Transaction and related costs, consisting primarily professional fees and integration expenses, directly related to the acquisition of Vovici, totaled $3.4 million for the year ended January 31, 2012, and were expensed as incurred.

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

We acquired GMT for approximately $24.6 million in cash at closing.  We also agreed to make potential additional cash payments to the former GMT shareholders of up to approximately $17.4 million, contingent upon the achievement of certain performance targets over the period ending January 31, 2014.  The fair value of this contingent obligation was estimated to be $12.0 million at October 7, 2011.

The $12.0 million acquisition date fair value of the contingent consideration obligation was estimated based on the probability adjusted present value of the consideration expected to be transferred using significant inputs that are not observable in the market.  Key assumptions used in this estimate include probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement.  At each reporting date, we revalue the contingent consideration obligation to its fair value and record increases and decreases in fair value within selling, general and administrative expenses in our consolidated statements of operations.  Increases or decreases in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.

For the year ended January 31, 2012, we recorded a benefit of approximately $2.4 million for the change in the fair value of the contingent consideration obligation between the acquisition date and January 31, 2012, which primarily reflected the impact of revised assessments of the probabilities of payment.  As of January 31, 2012, the fair value of this contingent consideration obligation was approximately $9.6 million.

The purchase price was allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill.  The fair values assigned to identifiable intangible assets acquired were determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management.  The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

Among the factors contributing to the recognition of goodwill in this transaction were synergies in products and technologies, and the addition of a skilled, assembled workforce.  This goodwill has been assigned to our Enterprise Intelligence segment and is deductible for income tax purposes.

In connection with the purchase price allocation, the estimated fair value of support obligations assumed from GMT was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin, which approximates the amount that we believe would be required to pay a third party to assume the support obligations.  The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing support services.  These estimated costs did not include any costs associated with selling efforts or research and development or the related margins on these costs.  Profit associated with selling efforts is excluded because the selling effort on the support contracts was concluded prior to October 7, 2011.  The estimated profit margin was 20%, which we believe best approximates our operating profit margin to fulfill these support obligations.  As a result, in allocating the purchase price, we recorded an adjustment to reduce the $4.3 million carrying value of GMT’s deferred revenue to $1.2 million, representing the estimated fair value of the support obligations assumed.  As former GMT customers renew their support contracts, we will recognize revenue at the full contract value over the remaining term of the contracts.

Revenue and the impact on net income attributable to GMT from October 7, 2011 through January 31, 2012 were not significant.

Transaction and related costs, primarily professional fees and integration expenses, directly related to the acquisition of GMT, totaled $1.6 million for the year ended January 31, 2012, and were expensed as incurred.

Other Business Combinations

During the year ended January 31, 2012, we executed the following additional business combinations:

·                  On March 30, 2011, we acquired all of the outstanding shares of a privately held company, based in Israel, that has been integrated into our Video Intelligence operating segment.  This acquisition broadened our Video Intelligence product line.

·                  On August 2, 2011, we acquired all of the outstanding shares of a privately held provider of communications intelligence solutions, data retention services, and network performance management, based in the Americas region.  This acquisition expands our Communications Intelligence product portfolio and increases our presence in this region.

·                  On November 1, 2011, we acquired certain technology and other assets for use in our Communications Intelligence operating segment in a transaction that qualified as a business combination.

·                 On November 10, 2011, we acquired certain technology and other assets for use in our Enterprise Intelligence operating segment in a transaction that qualified as a business combination.

·                  On January 5, 2012, we acquired all of the outstanding shares of a privately held provider of web intelligence technology, based in the EMEA region, that is being integrated into our Communications Intelligence operating segment.

The combined consideration for these business combinations was approximately $55.1 million, including $33.8 million of combined cash paid at the closings.  We also agreed to make potential additional cash payments to the respective former shareholders aggregating up to approximately $41.0 million contingent upon the achievement of certain performance targets over periods ending through January 31, 2015.  The combined fair values of these contingent consideration obligations were estimated to be $20.5 million as of the respective acquisition dates.

We recorded net benefits of $0.4 million within selling, general and administrative expenses for the year ended January 31, 2012 for changes in the fair values of the contingent consideration obligations associated with these acquisitions, reflecting the impacts of revised assessments of the probability of payment, as well as decreases in the discount periods since the acquisition dates.  As of January 31, 2012, the combined fair values of these contingent consideration obligations were $20.1 million.

The fair values assigned to identifiable intangible assets acquired in these business combinations were determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management.  The acquired identifiable finite-lived intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

Intangible assets acquired in these business combinations included several IPR&D assets with estimated fair values totaling $2.5 million.  IPR&D assets are considered indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts.  The fair values of the IPR&D assets were estimated by projecting the costs required to develop the IPR&D assets into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present values.  We will amortize these intangible assets once the projects are complete.  Currently, we expect to complete these projects within the next two years.  IPR&D assets are subject to impairment testing at least annually, or more frequently if circumstances are identified indicating the potential for impairment.

Among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the additions of skilled, assembled workforces.  Of the $33.5 million of goodwill associated with these business combinations, $10.1 million was assigned to our Video Intelligence segment and is not deductible for income tax purposes, $2.0 million was assigned to our Enterprise Intelligence segment and is not deductible for income tax purposes, and $21.4 million was assigned to our Communications Intelligence segment, the tax deductibility of which is still being assessed.

In connection with the foregoing August 2, 2011 Communications Intelligence acquisition, we have evaluated and continue to evaluate the impact of certain liabilities associated with pre-acquisition business activities of the acquired company.  Based upon our initial evaluation of these matters, we originally recorded liabilities of approximately $10.7 million, of which $5.5 million was classified as current and $5.2 million was classified as long-term, along with corresponding indemnification assets of the same amounts and classified in the same manner, as components of the purchase price for this acquisition, representing our then best estimates of these amounts at the acquisition date.  The indemnification assets recognized the selling shareholders’ contractual obligation to indemnify us for these pre-acquisition liabilities and were measured on the same basis as the corresponding liabilities.  These amounts, as adjusted for currency exchange rate fluctuations, were reflected on our October 31, 2011 consolidated balance sheet.  Subsequently, based upon an assessment of additional information obtained during the three months ended January 31, 2012 about facts and circumstances that existed as of the acquisition date regarding these matters, we reduced the estimated acquisition-date liabilities by $0.8 million, and recorded a corresponding acquisition-date reduction in the associated indemnification assets.

As of January 31, 2012, the current and long-term liabilities for these matters are $4.3 million and $4.7 million, respectively, with corresponding indemnification assets reflected within current and long-term assets.  We are continuing to gather and assess information in this regard, and changes to the amounts recorded, if any, during the remainder of the measurement period, will be included in the purchase price allocation during the measurement period and, subsequently, in our results of operations.

Revenue and the impact on net income attributable to these acquisitions for the year ended January 31, 2012 were not significant.

Transaction and related costs, primarily professional fees and integration expenses, directly related to these acquisitions totaled $5.0 million for the year ended January 31, 2012, and were expensed as incurred.

Components and Allocations of Purchase Prices

The following table sets forth the components and the allocations of the purchase prices, some of which are preliminary, for business combinations completed during the year ended January 31, 2012:

(in thousands)	Vovici	GMT	Other
Components of Purchase Price:
Cash	$55,708	$24,596	$33,835
Fair value of contingent consideration	9,900	12,000	20,504
Fair value of stock options	60	—	—
Bank debt, repaid at closing	435	—	—
Other purchase price adjustments	—	—	786
Total purchase price	$66,103	$36,596	$55,125

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$1,106	$512	$842
Other current assets	5,398	1,717	15,650
Other assets	913	483	5,579
Current and other liabilities	(3,165)	(1,915)	(15,419)
Deferred revenue	(2,264)	(1,234)	(944)
Bank debt	—	—	(3,330)
Deferred income taxes - current and long-term	(6,021)	(108)	(3,587)
Net tangible assets (liabilities)	(4,033)	(545)	(1,209)
Identifiable intangible assets:
Developed technology	11,300	7,400	10,043
Customer relationships	15,400	6,200	7,460
Trademarks and trade names	1,700	400	1,350
In-process research and development assets	—	—	2,500
Other identifiable intangible assets	—	—	1,421
Total identifiable intangible assets (1)	28,400	14,000	22,774
Goodwill	41,736	23,141	33,560
Total purchase price	$66,103	$36,596	$55,125

(1) The weighted-average estimated useful life of all finite-lived identifiable intangible assets is 7.5 years.

The purchase price allocations for acquisitions completed during the year ended January 31, 2012 are provisional and are based on the information that was available as of the acquisition dates to estimate the fair values of assets acquired and liabilities assumed.  The purchase price allocations for these acquisitions as reported at January 31, 2012 represent our best estimates of the fair values and were based upon the information available to us.

We are gathering and reviewing additional information necessary to finalize the values assigned to the acquired identified intangible assets, goodwill and income tax assets and liabilities for these acquisitions.  Therefore, the provisional measurements of fair values reported at January 31, 2012 are subject to change.  We expect to finalize the purchase price allocations as soon as practicable but no later than one year from the respective acquisition dates.

Based upon additional information obtained during the three months ended January 31, 2012 about facts and circumstances that existed as of the respective acquisition dates, we adjusted the purchase price allocations for several acquisitions completed during the year ended January 31, 2012, as described below:

·                  For the Vovici purchase price allocation, we increased certain liabilities by $1.1 million, recorded an associated $1.0 million asset reflecting the selling shareholders’ indemnification obligations related to these liabilities, and increased goodwill by $0.1 million.  We also adjusted certain income tax assets and liabilities of Vovici which resulted in a $4.0 million increase in goodwill.  These adjustments did not materially impact our consolidated statement of operations.

·                  For the GMT purchase price allocation, we refined certain assumptions in the discounted cash flow models used to estimate the fair values of certain identified intangible assets, which reduced the estimated acquisition-date fair values of the developed technology and customer relationship intangible assets identified in the acquisition of GMT by $0.1 million and $1.0 million, respectively, compared to the original estimated amounts, which resulted in a corresponding $1.1 million increase in acquisition-date goodwill.  We also adjusted certain income tax assets and liabilities of GMT which resulted in a $0.4 million increase in goodwill.  These adjustments did not materially impact our consolidated statement of operations.

·                  For the purchase price allocation associated with our August 2, 2011, Communications Intelligence acquisition, we refined certain assumptions in the discounted cash flow models used to estimate the fair values of certain identified intangible assets, which increased the estimated acquisition-date fair values of the developed technology and customer relationship intangible assets identified in this acquisition by $0.2 million each, compared to the original estimated amounts, which resulted in a corresponding $0.4 million decrease in acquisition-date goodwill.  We also increased the fair value of our contingent consideration obligation in this acquisition by $0.5 million and recorded a corresponding $0.5 million increase in acquisition-date goodwill.   Additionally, we adjusted the acquisition-date fair value of our performance obligations under customer contracts assumed in this acquisition, which resulted in a $1.7 million decrease in acquisition-date goodwill.  Finally, we adjusted certain acquisition-date deferred income taxes and unrecognized tax benefits, which resulted in a $3.1 million increase in acquisition-date goodwill.  These adjustments combined to increase acquisition-date goodwill for this acquisition by $1.5 million.

For the acquisition of Vovici, the acquired developed technology, customer relationships, and trademarks and trade names were assigned estimated useful lives of six years, ten years, and five years, respectively, the weighted average of which is approximately 8.1 years.

For the acquisition of GMT, the acquired developed technology, customer relationships, and trademarks and trade names were assigned estimated useful lives of five years, ten years, and three years, respectively, the weighted average of which is approximately 7.2 years.

For the other acquisitions, the acquired developed technology, customer relationships, trademarks and trade names, and other identifiable intangible assets were assigned estimated useful lives of from six years to seven years, from four years to ten years, from four years to five years, and from three years to four years, respectively, the weighted average of which is approximately 6.8 years.

Year Ended January 31, 2011

Iontas Limited

On February 4, 2010, we acquired all of the outstanding shares of Iontas Limited (“Iontas”), a privately held provider of desktop analytics solutions which measure application usage and analyze workflows to help improve staff performance in contact center, branch, and back-office operations environments.  We acquired Iontas to, among other objectives, expand the desktop analytical capabilities of our Enterprise Intelligence solutions.  We have included the financial results of Iontas in our consolidated financial statements since February 4, 2010.

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

We recorded the $3.2 million acquisition-date estimated fair value of the contingent consideration as a component of the purchase price of Iontas.  During the year ended January 31, 2012, $2.0 million of the previously recorded contingent consideration was paid to the former shareholders of Iontas.  The estimated fair value of the remaining contingent consideration was $1.7 million as of January 31, 2012.  Expenses of $0.2 million and $0.3 million for the years ended January 31, 2012 and 2011, respectively, reflecting increases in the fair value of this contingent consideration obligation, were recorded within selling, general and administrative expenses for those periods.

Transaction costs, primarily professional fees, directly related to the acquisition of Iontas, totaled $1.3 million and were expensed as incurred.

The integration of Iontas into our business subsequent to the acquisition has made it impractical to quantify revenue and the impact on net income from Iontas for the years ended January 31, 2012 and 2011.

Communications Intelligence Business Combination

In December 2010, we acquired certain technology and other assets for use in our Communications Intelligence operating segment in a transaction that qualified as a business combination.  Total consideration for this acquisition was less than $15.0 million.  The impact of this acquisition was not material to our consolidated financial statements.  The fair value of our liability for contingent consideration related to this acquisition increased by $1.9 million during the year ended January 31, 2012, resulting in a corresponding charge recorded within selling, general and administrative expenses for that period.  The earned contingent consideration related to this acquisition was paid to the sellers during the year ended January 31, 2012, and we have no further contingent consideration obligations for this acquisition.

Pro Forma Information

The following table provides unaudited pro forma revenue and net income (loss) attributable to Verint Systems Inc. for the years ended January 31, 2012 and 2011, as if Vovici and GMT had been acquired on February 1, 2010.  These unaudited pro forma results reflect certain adjustments related to these acquisitions, such as amortization expense on finite-lived intangible assets acquired from Vovici and GMT.  The unaudited pro forma results do not include any operating efficiencies or potential cost savings which may result from these business combinations.  Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on February 1, 2010, nor are they indicative of future operating results. The pro forma impact of the other business combinations discussed in this note were not material to our historical consolidated operating results and is therefore not presented.

	Year Ended January 31,
(in thousands)	2012	2011
Revenue	$804,006	$746,097
Net income attributable to Verint Systems Inc.	$43,652	$6,331

5.              INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of January 31, 2012 and 2011:

	January 31, 2012
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$225,929	$(95,173)	$130,756
Acquired technology	94,295	(49,732)	44,563
Trade names	12,824	(9,805)	3,019
Non-competition agreements	5,779	(3,656)	2,123
Distribution network	2,440	(1,352)	1,088
Backlog	843	(19)	824
Total intangible assets with finite lives:	342,110	(159,737)	182,373
In-process research and development, with indefinite lives	2,500	—	2,500
Total	$344,610	$(159,737)	$184,873

	January 31, 2011
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, all with finite lives:
Customer relationships	$198,106	$(74,412)	$123,694
Acquired technology	66,794	(37,579)	29,215
Trade names	9,552	(9,177)	375
Non-competition agreements	5,215	(2,760)	2,455
Distribution network	2,440	(1,108)	1,332
Total	$282,107	$(125,036)	$157,071

The following table presents net acquisition-related intangible assets by reportable segment as of January 31, 2012 and 2011.

	January 31,
(in thousands)	2012	2011
Enterprise Intelligence	$160,258	$148,471
Video Intelligence	5,059	934
Communications Intelligence	19,556	7,666
Total	$184,873	$157,071

All acquired, finite-lived intangible assets are amortized on a straight-line basis, which approximates the pattern in which the estimated economic benefits of the assets are realized, over their estimated useful lives, which are periods of ten years or less.

Total amortization expense recorded for acquisition-related intangible assets was $35.3 million, $30.6 million, and $30.3 million for the years ended January 31, 2012, 2011, and 2010, respectively.  The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2013	$39,664
2014	34,499
2015	31,069
2016	29,731
2017	26,969
2018 and thereafter	20,441
Total	$182,373

In conjunction with the goodwill impairment reviews described below, we conducted reviews for impairment of our other long-lived assets, including finite-lived intangible assets, because any impairment of these assets must be considered prior to the conclusion of the goodwill impairment review in accordance with applicable accounting guidance.  We did not identify any impairments of finite-lived intangible assets during the years ended January 31, 2012, 2011, and 2010.

Our IPR&D assets were acquired during the fourth quarter of the year ended January 31, 2012, and no impairment indicators were identified for these assets between their acquisition dates and January 31, 2012.

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and identifiable intangible assets acquired.  Goodwill activity for the years ended January 31, 2012 and 2011, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Enterprise Intelligence	Video Intelligence	Communications Intelligence
Year Ended January 31, 2011
Goodwill, gross, at January 31, 2010	$791,535	$694,465	$66,998	$30,072
Accumulated impairment losses at January 31, 2010	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at January 31, 2010	724,670	663,674	30,924	30,072
Business acquisition	12,776	12,776	—	—
Foreign currency translation and other	1,228	(39)	(209)	1,476
Goodwill, net, at January 31, 2011	$738,674	$676,411	$30,715	$31,548

Year Ended January 31, 2012
Goodwill, gross, at January 31, 2011	$805,539	$707,202	$66,789	$31,548
Accumulated impairment losses at January 31, 2011	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at January 31, 2011	738,674	676,411	30,715	31,548
Business acquisitions	98,437	66,877	10,141	21,419
Foreign currency translation and other	(5,424)	(3,547)	(716)	(1,161)
Goodwill, net, at January 31, 2012	$831,687	$739,741	$40,140	$51,806

Balance at January 31, 2012
Goodwill, gross, at January 31, 2012	$898,552	$770,532	$76,214	$51,806
Accumulated impairment losses at January 31, 2012	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at January 31, 2012	$831,687	$739,741	$40,140	$51,806

At the acquisition date, goodwill resulting from a business combination is assigned to those reporting units expected to benefit from the synergies of the combination.  Reporting units may either be at, or one level below, our operating segment level.

We test our goodwill for impairment annually as of November 1, or more frequently, if events or circumstances indicate the potential for an impairment.  We performed goodwill impairment tests for each of our reporting units as of November 1, 2011, 2010, and 2009.

The results of our testing as of November 1, 2011, 2010 and 2009 indicated that the fair values of all of our reporting units significantly exceeded their net carrying values, and no indicators of potential impairment were identified between November 1 and January 31 in each of the years ended January 31, 2012, 2011, and 2010.  Therefore, no goodwill impairment was identified for the years ended January 31, 2012, 2011, and 2010.

6.              LONG-TERM DEBT

The following table summarizes our long-term debt at January 31, 2012 and 2011:

	January 31,
(in thousands)	2012	2011
Term loan facility - new credit agreement:
Gross loan	$597,000	$—
Unamortized debt discount	(2,685)	—
Other debt	3,064	—
Term loan facility - prior credit agreement	—	583,234
Total debt	597,379	583,234
Less: current maturities	6,228	—
Long-term debt	$591,151	$583,234

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

Loans under the Credit Agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at our election:

(a) in the case of Eurodollar loans, the Adjusted LIBO Rate plus 3.25% (or if our corporate ratings are at least BB- and Ba3 or better, 3.00%).  The “Adjusted LIBO Rate” is the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the Credit Agreement), and

(b) in the case of Base Rate loans, the Base Rate plus 2.25% (or if our corporate ratings are at least BB- and Ba3 or better, 2.00%).  The “Base Rate” is the greatest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

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

As of January 31, 2012, the interest rate on the term loan was 4.50%.  Including the impact of the 0.50% original issuance term loan discount and the deferred debt issuance costs, the effective interest rate on our term loan was approximately 4.91% as of January 31, 2012.

During the years ended January 31, 2012, 2011, and 2010, we incurred $28.1 million, $26.2 million, and $22.6 million of interest expense, respectively, on borrowings under our credit facility. We also recorded $2.8 million, $2.8 million, and $1.9 million during the years ended January 31, 2012, 2011, and 2010, respectively, for amortization of our deferred debt issuance costs, which is reported within interest expense. Included in the deferred debt-related cost amortization for the years ended January 31, 2011 and 2010 were $0.3 million and $0.1 million, respectively, of additional amortization associated with unscheduled principal repayments in those years.  During the year ended January 31, 2012, we also recorded $0.3 million for amortization of the original issuance term loan discount, which is reported within interest expense.

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

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, and also contains a financial covenant that requires us to maintain a Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio until July 31, 2013 of no greater than 5.00 to 1 and thereafter of no greater than 4.50 to 1.

The Credit Agreement provides for customary events of default with corresponding grace periods.   Upon an event of default, all of our indebtedness under the Credit Agreement may be declared immediately due and payable, and the lenders’ commitments to provide loans under the Credit Agreement may be terminated.

The following table summarizes future scheduled principal payments on our term loan as of January 31, 2012:

(in thousands)
Years Ending January 31,	Amount
2013	$6,000
2014	6,000
2015	6,000
2016	6,000
2017	6,000
2018 and thereafter	567,000
Total	$597,000

In connection with our August 2, 2011 Communications Intelligence business combination, we assumed approximately $3.3 million of development bank and government debt in the Americas region.  This debt is payable in periods through February 2017 and bears interest at varying rates.  As of January 31, 2012, the majority of this debt bears interest at an annual rate of 7.00%.  The carrying value of this debt was approximately $3.1 million at January 31, 2012.

7.              SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Consolidated Balance Sheets

Inventories consisted of the following as of January 31, 2012 and 2011:

	January 31,
(in thousands)	2012	2011
Raw materials	$4,959	$7,112
Work-in-process	5,777	5,112
Finished goods	3,678	4,763
Total inventories	$14,414	$16,987

Property and equipment, net consisted of the following as of January 31, 2012 and 2011:

	January 31,
(in thousands)	2012	2011
Land	$3,741	$3,861
Buildings	2,204	2,204
Leasehold improvements	11,554	10,097
Software	27,694	23,973
Equipment, furniture, and other	49,298	45,874
	94,491	86,009
Less: accumulated depreciation and amortization	(66,202)	(62,833)
Total property and equipment, net	$28,289	$23,176

Depreciation expense on property and equipment was $10.8 million, $11.4 million, and $12.4 million for the years ended January 31, 2012, 2011, and 2010, respectively.

Other assets consisted of the following as of January 31, 2012 and 2011:

	January 31,
(in thousands)	2012	2011
Deferred debt issuance costs, net	$14,060	$9,725
Other	14,901	10,335
Total other assets	$28,961	$20,060

Accrued expenses and other liabilities consisted of the following as of January 31, 2012 and 2011:

	January 31,
(in thousands)	2012	2011
Compensation and benefits	$56,873	$57,863
Billings in excess of costs and estimated earnings on uncompleted contracts	38,960	47,692
Professional and consulting fees	8,140	6,962
Derivative financial instruments - current portion	530	1,886
Distributor and agent commissions	4,954	7,511
Taxes other than income taxes	11,530	8,357
Interest on indebtedness	4,701	5,699
Contingent consideration - current portion	10,152	2,194
Other	32,285	24,486
Total accrued expenses and other liabilities	$168,125	$162,650

Other liabilities consisted of the following as of January 31, 2012 and 2011:

	January 31,
(in thousands)	2012	2011
Unrecognized tax benefits, including interest and penalties	$23,883	$21,032
Obligation for severance compensation	3,027	3,279
Contingent consideration - non current portion	28,494	1,492
Other	3,784	6,009
Total other liabilities	$59,188	$31,812

Consolidated Statements of Operations

Other income (expense), net consisted of the following for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,
(in thousands)	2012	2011	2010
Foreign currency gains (losses), net	$1,382	$857	$(1,898)
Losses on derivative financial instruments, net	(896)	(5,864)	(14,709)
Other, net	(974)	(131)	(516)
Total other income (expense), net	$(488)	$(5,138)	$(17,123)

Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our consolidated cash flows for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,
(in thousands)	2012	2011	2010
Cash paid for interest	$29,227	$21,053	$24,705
Cash paid for income taxes, net of refunds received	$16,629	$8,528	$11,661
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$832	$1,047	$642
Inventory transfers to property and equipment	$637	$874	$621
Liabilities for contingent consideration in business combinations	$42,404	$3,424	$—
Stock options exercised, proceeds received subsequent to year end	$383	$65	$—
Purchases under supplier financing arrangements, including capital leases	$1,090	$1,859	$—

8.              CONVERTIBLE PREFERRED STOCK

On May 25, 2007, we entered into a Securities Purchase Agreement with Comverse, (the “Securities Purchase Agreement”) whereby Comverse purchased, for cash, an aggregate of 293,000 shares of our Series A Convertible Preferred Stock (“preferred stock”), for an aggregate purchase price of $293.0 million.  Proceeds from the issuance of the preferred stock were used to partially finance our acquisition of Witness Systems Inc. (“Witness”).  We incurred $0.2 million of direct issuance costs associated with the issuance of the preferred stock, which were charged against the carrying value of the preferred stock.

The preferred stock was issued at a purchase price of $1,000 per share and ranks senior to our common stock.  The preferred stock had an initial liquidation preference equal to its $1,000 per share purchase price.  In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of our company, the holders of the preferred stock will be entitled to receive, out of assets available for distribution to our stockholders and before any distribution of assets to our common stockholders, an amount equal to the then-current liquidation preference, which includes accrued and unpaid dividends.

The terms of the preferred stock provide that upon a fundamental change, as defined, the holders of the preferred stock would have the right to require us to repurchase the preferred stock for 100% of the liquidation preference then in effect.  Therefore, the preferred stock has been classified as mezzanine equity on our consolidated balance sheets as of January 31, 2012 and January 31, 2011, separate from permanent equity, because the occurrence of these fundamental changes, and thus potential redemption of the preferred stock, however remote in likelihood, is not solely under our control.  Fundamental change events include the sale of substantially all of our assets, and certain changes in beneficial ownership, board of directors’ representation, and business reorganizations.  In the event of a fundamental change, the conversion rate (as described in the section entitled “Voting and Conversion”, below) will be increased to provide for additional shares of common stock issuable to the holders of preferred stock, based on a sliding scale (depending on the acquisition price, as defined) ranging from zero to 3.7 additional shares of common stock for every share of preferred stock converted into shares of common stock.

We have concluded that, as of January 31, 2012, the occurrence of a fundamental change and the associated redemption of the preferred stock were not probable.  We therefore did not adjust the carrying amount of the preferred stock to its redemption amount, which is its liquidation preference, at January 31, 2012.  Through January 31, 2012, cumulative, undeclared dividends on the preferred stock were $59.0 million and as a result, the liquidation preference of the preferred stock was $352.0 million at that date.

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

Through January 31, 2012, no dividends had been declared or paid on the preferred stock.

Voting and Conversion

Effective with the approval of the issuance of common shares underlying the preferred stock’s conversion feature at a special meeting of our stockholders in October 2010, each share of preferred stock entitles its holder to votes equal to the number of shares of common stock into which it is convertible using the conversion rate that was in effect upon the issuance of the preferred stock in May 2007, on all matters voted upon by common stockholders.  The initial conversion rate was set at 30.6185 shares of common stock for each share of preferred stock.  In addition,  each share of preferred stock is convertible, at the option of the holder, into a number of shares of our common stock equal to the liquidation preference then in effect, divided by the conversion price then in effect, which was initially set at $32.66, and remained unchanged through January 31, 2012.  The conversion price is subject to periodic adjustment upon the occurrence of certain dilutive events.  As of January 31, 2012, the preferred stock is convertible into approximately 10.8 million shares of our common stock.

Since the second anniversary of the preferred stock’s issue date, we have had the right to cause the preferred stock, in whole but not in part, to be automatically converted into common stock at the conversion price then in effect.  However, we may exercise this right only if the closing sale price of our common stock immediately prior to conversion equals or exceeds the conversion price then in effect by a specified percentage, which is now fixed at 135%.

Transfer and Registration Rights

Comverse has had the right to sell the preferred stock since November 25, 2007 in either private or public transactions.  Pursuant to a registration rights agreement we entered into concurrently with the Securities Purchase Agreement (“New Registration Rights Agreement”), subject to certain conditions which have now been satisfied, Comverse has been entitled to two demands to require us to register the  preferred stock and/or the shares of common stock underlying the preferred stock for resale under the Securities Act of 1933, as amended (the “Securities Act”).

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

Comverse’s rights under the New Registration Rights Agreement are in addition to its rights under a previous registration rights agreement we entered into with Comverse shortly before our initial public offering (“IPO”) in 2002.  This registration rights agreement (“Original Registration Rights Agreement”) covers all shares of common stock then held by Comverse and any additional shares of common stock acquired by Comverse at later dates.  Under the Original Registration Rights Agreement, Comverse is entitled to unlimited demand registrations of its shares on Form S-3, and if we were not eligible to use Form S-3, Comverse was also entitled to one demand registration on Form S-1, which demand was exercised by Comverse to consummate a sale of a portion of its holdings of our common stock in January 2011.

Like the New Registration Rights Agreement, the Original Registration Rights Agreement also provides Comverse with unlimited piggyback registration rights.  Comverse may transfer its rights under this agreement to an affiliate or other subsequent transferee, subject to the transferee agreeing to be bound by all of its terms and conditions.

9.              STOCKHOLDERS’ EQUITY (DEFICIT)

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the years ended January 31, 2012, 2011, and 2010.  Commencing with our issuance of preferred stock, and our entry into term loan and revolving credit facilities in May 2007, we are subject to certain restrictions on declaring and paying dividends on our common stock.

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost.  At January 31, 2012, we held 283,000 shares of treasury stock with a cost of $7.5 million, and at January 31, 2011, we held 260,000 shares of treasury stock with a cost of $6.6 million.

Shares of restricted stock awards that are forfeited when recipients separate from their employment prior to the lapsing of the award’s restrictions are recorded as treasury stock.

From time to time, our board of directors has approved limited programs to repurchase shares of our common stock from directors or officers in connection with the vesting of restricted stock or restricted stock units to facilitate required income tax withholding by us or the payment of required income taxes by such holders.  In addition, the terms of some of our equity award agreements with all grantees provide for automatic repurchases by us for the same purpose if a vesting-related tax event occurs at a time when the holder is not permitted to sell shares in the market.  Any such repurchases of common stock occur at prevailing market prices and are recorded as treasury stock.  We repurchased approximately 23,000 and 157,000 shares of common stock during the years ended January 31, 2012 and 2011, respectively, under these arrangements.

As previously disclosed, in connection with the resumption of option exercises following the conclusion of our previous extended filing delay period and the vesting of restricted stock units after the relisting of our common stock on the NASDAQ Global Market, during the summer of 2010, we issued up to an aggregate of approximately 135,000 shares of common stock to certain current and former employees and a former director in transactions that did not involve public offerings and that were made in reliance on available exemptions from registration under the Securities Act of 1933.  In January 2012, we repurchased approximately 30,000 of these shares of common stock at a cost of $0.8 million. Approximately 2,000 of those shares were reissued under stock-based employee benefit plans and the remaining 28,000 shares were retired.  The cost of the retired shares was deducted from common stock at par value, which was negligible, and from additional paid-in capital for the excess over par value.

Accumulated Other Comprehensive Income (Loss)

In addition to net income, accumulated other comprehensive income (loss) includes items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities and derivative financial instruments designated as hedges.  Accumulated other comprehensive income (loss) is presented as a separate line item in the stockholders’ equity (deficit) section of our consolidated balance sheets, the components of which are detailed in our consolidated statements of stockholders’ equity (deficit).  Accumulated other comprehensive income (loss) items have no impact on our net income as presented in our consolidated statements of operations.

The following table summarizes, as of each balance sheet date, the components of our accumulated other comprehensive loss.

	January 31,
(in thousands)	2012	2011
Foreign currency translation losses, net	$(48,402)	$(41,829)
Unrealized gains (losses) on derivative financial instruments, net	666	(245)
Unrealized gains on available-for-sale marketable securities	—	5
Total accumulated other comprehensive loss	$(47,736)	$(42,069)

Income tax effects on unrealized gains (losses) on derivative financial instruments were not significant.  Foreign currency translation losses, net, primarily reflect the strengthening of the U.S. dollar against the British pound sterling since our acquisition of Witness in May 2007, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets associated with that acquisition.

Total other comprehensive income was $34.8 million, $29.9 million, and $32.4 million, for the years ended January 31, 2012, 2011, and 2010, respectively.  Total other comprehensive income attributable to Verint Systems Inc. was $31.3 million, $26.6 million, and $30.9 million, and total other comprehensive income attributable to the noncontrolling interest was $3.5 million, $3.3 million, and $1.5 million for the years ended January 31, 2012, 2011, and 2010, respectively.

Noncontrolling Interest

The noncontrolling interest presented in our consolidated financial statements reflects a 50% noncontrolling equity interest in a joint venture which functions as a systems integrator for Asian markets.  Net income attributable to noncontrolling interest, as reported on our consolidated statements of operations, represents the net income of this joint venture attributable to the noncontrolling equity interest.  The noncontrolling interest is reflected within stockholders’ equity on the consolidated balance sheet but is presented separately from our equity.

10.       RESEARCH AND DEVELOPMENT, NET

Our gross research and development expenses for the years ended January 31, 2012, 2011, and 2010, were approximately $115.7 million, $100.8 million, and $86.7 million, respectively.  OCS grants amounted to approximately $3.2 million, $3.0 million, and $2.1 million for the years ended January 31, 2012, 2011, and 2010, respectively, which were recorded as reductions of gross research and development expenses.  We recorded other reimbursements of research and development expenses amounting to approximately $1.5 million, $1.3 million, and $0.8 million for the years ended January 31, 2012, 2011, and 2010, respectively.

We capitalize certain costs incurred to develop our commercial software products, and we then recognize those costs within product cost of revenue as the products are sold.  Activity for our capitalized software development costs for the years ended January 31, 2012, 2011, and 2010 was as follows:

	Year Ended January 31,
(in thousands)	2012	2011	2010
Capitalized software development costs, net, beginning of year	$6,787	$8,530	$10,489
Software development costs capitalized during the year	3,399	2,527	2,715
Amortization of capitalized software development costs	(4,135)	(4,236)	(4,717)
Foreign currency translation and other	(205)	(34)	43
Capitalized software development costs, net, end of year	$5,846	$6,787	$8,530

11.       INCOME TAXES

The components of income before income taxes for the years ended January 31, 2012, 2011, and 2010 were as follows:

	Year Ended January 31,
(in thousands)	2012	2011	2010
Domestic	$(40,272)	$13,746	$(47,139)
Foreign	86,429	24,779	71,347
Total income before income taxes	$46,157	$38,525	$24,208

The provision for income taxes for the years ended January 31, 2012, 2011, and 2010 consisted of the following:

	Year Ended January 31,
(in thousands)	2012	2011	2010
Current income tax provision (benefit):
Federal	$145	$24	$(835)
State	1,387	1,140	415
Foreign	15,101	9,868	7,590
Total current income tax provision	16,633	11,032	7,170
Deferred income tax provision (benefit):
Federal	(4,865)	(16)	500
State	(1,040)	459	777
Foreign	(5,196)	(1,535)	(1,339)
Total deferred income tax benefit	(11,101)	(1,092)	(62)
Total provision for income taxes	$5,532	$9,940	$7,108

The reconciliation of the U.S. federal statutory rate to our effective tax rate on income before income taxes for the years ended January 31, 2012, 2011, and 2010 was as follows:

	Year Ended January 31,
(in thousands)	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Income tax provision at the U.S. federal statutory rate	$16,155	$13,484	$8,471
State tax provision	2,443	3,720	756
Foreign rate differential	(7,408)	(2,204)	(8,869)
Tax incentive	(8,846)	(2,114)	(9,762)
Valuation allowance	(5,575)	(13,042)	7,737
Stock-based and other compensation	1,480	1,823	3,262
Non-deductible expenses	2,392	787	882
Tax credits	(2,034)	(1,880)	(2,019)
Tax contingencies	(223)	(4,233)	1,102
Changes in tax rates	(486)	(516)	1,227
U.S. tax effects of foreign operations	7,864	13,774	4,750
Other, net	(230)	341	(429)
Total provision for income taxes	$5,532	$9,940	$7,108
Effective income tax rate	12.0%	25.8%	29.4%

Our operations in Israel have been granted “Approved Enterprise” status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959.  Under the terms of the program, income attributable to an approved enterprise is exempt from income tax for a period of two years and is subject to a reduced income tax rate for the subsequent five to eight years (generally 10-25%, depending on the percentage of foreign investment in the company).  These tax incentives decreased our effective tax rates by 19.2%, 5.5%, and 40.3% for the years ended January 31, 2012, 2011, and 2010, respectively.

Deferred tax assets and liabilities consisted of the following at January 31, 2012 and 2011:

	January 31,
(in thousands)	2012	2011
Deferred tax assets:
Accrued expenses	$5,203	$5,040
Allowance for doubtful accounts	2,257	1,246
Deferred revenue	22,611	24,954
Depreciation of property and equipment	2,386	3,804
Loss carryforwards	103,263	98,938
Tax credits	7,815	6,566
Stock-based and other compensation	14,616	16,567
Capitalized research and development expenses	3,732	4,395
Other long-term liabilities	1,796	1,938
Other, net	3,073	3,088
Total deferred tax assets	166,752	166,536
Deferred tax liabilities:
Deferred cost of revenue	(3,842)	(6,270)
Goodwill and other intangible assets	(53,276)	(47,655)
Other, net	(904)	(617)
Total deferred tax liabilities	(58,022)	(54,542)
Valuation allowance	(100,842)	(105,720)
Net deferred tax assets	$7,888	$6,274

Recorded as:
Current deferred tax assets	$13,060	$13,179
Long-term deferred tax assets	9,237	6,700
Current deferred tax liabilities	(1,056)	(379)
Long-term deferred tax liabilities	(13,353)	(13,226)
Net deferred tax assets	$7,888	$6,274

At January 31, 2012 and 2011, we had U.S. federal net operating loss (“NOL”) carryforwards of approximately $287.8 million and $282.4 million, respectively.  These loss carryforwards expire in various years ending from January 31, 2016 to 2031.  We had state NOL carryforwards of approximately $205.0 million and $179.7 million in the same respective years, expiring in years ending from January 31, 2012 to 2031.  We had foreign NOL carryforwards of approximately $39.7 million and $28.3 million in the same respective years.  At January 31, 2012, all but $1.6 million of these foreign loss carryforwards have indefinite carryforward periods.  Certain of these federal, state, and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward.  The NOL carryforwards for tax return purposes are different from the NOL carryforwards for financial statement purposes, primarily due to the reduction of NOL carryforwards for financial statement purposes under the authoritative guidance on accounting for uncertainty in income taxes.  We have U.S. federal, state and foreign tax credit carryforwards of approximately $8.3 million and $7.1 million at January 31, 2012 and 2011, respectively, the utilization of which is subject to limitation.  At January 31, 2012, approximately $1.5 million of these tax credit carryforwards may be carried forward indefinitely.  The balance of $6.8 million expires in various years ending from January 31, 2015 to 2031.

As of January 31, 2012, we have not provided for deferred taxes on the excess of financial reporting over the tax basis of investments in certain foreign subsidiaries in the amount of  $173.9 million because we plan to reinvest such earnings indefinitely outside the United States.  If these earnings were repatriated in the future, additional income and withholding tax expense would be incurred.  Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income taxes that would have to be provided on such earnings.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date.  Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized.  In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance.  We have recorded valuation allowances in the amounts of $100.8 million and $105.7 million at January 31, 2012 and 2011, respectively.  The $4.9 million decrease in the valuation allowance between January 31, 2011 and January 31, 2012 arose primarily as a result of an overall decrease in net deferred tax assets, primarily related to changes in acquired intangibles, deferred revenue and equity compensation.

The recorded valuation allowance consisted of the following at January 31, 2012 and 2011:

	Year Ended January 31,
(in thousands)	2012	2011
Valuation allowance, beginning of year	$(105,720)	$(124,568)
(Provision for) benefit from income taxes	5,575	13,042
Additional paid-in capital	477	5,771
Acquisitions	(1,663)	—
Cumulative translation adjustment	489	35
Valuation allowance, end of year	$(100,842)	$(105,720)

In accordance with the authoritative guidance for accounting for stock-based compensation, we use a “with-and-without” approach to applying the intra-period allocation rules in accordance with accounting for income taxes.  Under this approach, the windfall tax benefit is calculated based on the incremental tax benefit received from deductions related to stock-based compensation.  The amount is measured by calculating the tax benefit both “with” and “without” the excess tax deduction; the resulting difference between the two calculations is considered the windfall. We did not recognize a windfall benefit in our U.S. income tax provision for the years ended January 31, 2012, 2011, and 2010.

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

For the years ended January 31, 2012, 2011, and 2010, the aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended January 31,
(in thousands)	2012	2011	2010
Gross unrecognized tax benefits, beginning of year	$32,672	$37,495	$35,172
Increases related to tax positions taken during the current year	4,424	4,778	2,715
Increases as a result of acquisitions	2,781	—	—
Increases related to tax positions taken during prior years	1,904	2,271	—
Increases (decreases) related to foreign currency exchange rate fluctuations	(71)	97	1,545
Reductions for tax positions of prior years	(2,320)	(10,829)	(152)
Reduction for settlements with taxing authorities	—	—	(508)
Lapses of statutes of limitation	(3,013)	(1,140)	(1,277)
Gross unrecognized tax benefits, end of year	$36,377	$32,672	$37,495

As of January 31, 2012, we had $36.4 million of unrecognized tax benefits, of which $30.7  million represents the amount that, if recognized, would impact the effective income tax rate in future periods.  We recorded ($0.7) million, ($0.6) million, and $0.3 million of interest and penalties related to uncertain tax positions in our provision for income taxes for the years ended January 31, 2012, 2011, and 2010, respectively.  The accrued liability for interest and penalties was $8.2 million, $6.6 million, and $7.2 million at January 31, 2012, 2011, and 2010, respectively.  Interest and penalties are recorded as a component of the provision for income taxes in the consolidated financial statements.

Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate.  In the United States, we are no longer subject to federal income tax examination for years prior to January 31, 2008.  We are currently in discussions with the Israeli tax authorities regarding adjustments that will be made to income tax returns for the years ended January 31, 2006 through January 31, 2010 due to our restated results of operations.  As of January 31, 2012, income tax returns are under examination in the following major tax jurisdictions:

Jurisdiction	Tax Years
Canada	January 31, 2010
United Kingdom	December 31, 2006 - January 31, 2008
Hong Kong	March 31, 2003 - March 31, 2005, January 31, 2006 - January 31, 2007
India	March 31, 2006 - March 31, 2008, March 31, 2010

We regularly assess the adequacy of our provisions for income tax contingencies.  As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of expiration.  We believe that it is reasonably possible that the total amount of unrecognized tax benefits at January 31, 2012 could decrease by approximately $4.0 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation.  Such decreases may involve the payment of additional taxes, the adjustment of certain deferred taxes including the need for additional valuation allowances and the recognition of tax benefits.  We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

12.       FAIR VALUE MEASUREMENTS

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

Accounting guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  An instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  This fair value hierarchy consists of three levels of inputs that may be used to measure fair value:

·                  Level 1:  quoted prices in active markets for identical assets or liabilities;

·                  Level 2:  inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

·                  Level 3:  unobservable inputs that are supported by little or no market activity.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements.  We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis.  Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy.  We did not identify any transfers between levels of the fair value measurement hierarchy during the year ended January 31, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of January 31, 2012 and 2011:

	January 31, 2012
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$44,494	$—	$—
Foreign currency forward contracts	—	978	—
Total assets	$44,494	$978	$—

Liabilities:
Foreign currency forward contracts	$—	$530	$—
Contingent consideration - business combinations	—	—	38,646
Total liabilities	$—	$530	$38,646

	January 31, 2011
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$24,505	$—	$—
Foreign currency forward contracts	—	88	—
Total assets	$24,505	$88	$—

Liabilities:
Foreign currency forward contracts	$—	$1,886	$—
Contingent consideration - business combination	—	—	3,686
Total liabilities	$—	$1,886	$3,686

The following table presents the change in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the years ended January 31, 2012 and 2011:

	Year Ended January 31,
(in thousands)	2012	2011
Fair value measurement at beginning of year	$3,686	$—
Contingent consideration liability recorded for business combinations	42,404	3,424
Change in fair value recorded in operating expenses	(3,337)	262
Payments of contingent consideration	(4,107)	—
Fair value measurement at end of year	$38,646	$3,686

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the consolidated statements of operations within selling, general and administrative expenses.

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

As of January 31, 2012, the estimated fair value of our term loan borrowings was $597.0 million.  As of January 31, 2011, the estimated fair value of our term loan was $586.2 million.  The estimated fair value of the term loan is based upon the estimated bid and ask prices as determined by the agent responsible for the syndication of our term loan.

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

13.       DERIVATIVE FINANCIAL INSTRUMENTS

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

Certain of these foreign currency forward contracts are not designated as hedging instruments under accounting guidance for derivatives, and gains and losses from changes in their fair values are therefore reported in other income (expense), net.  Changes in the fair values of foreign currency forward contracts that are designated and effective as cash flow hedges are recorded net of related tax effects in accumulated other comprehensive income (loss), and are reclassified to the consolidated statement of operations when the effects of the item being hedged are recognized in the consolidated statement of operations.

Interest Rate Swap Agreement

On May 25, 2007, concurrently with entry into our credit facility, we executed a pay-fixed/ receive-variable interest rate swap agreement with a high credit-quality multinational financial institution to mitigate a portion of the risk associated with variable interest rates on the term loan.  We recorded losses of $3.1 million on the interest rate swap for the year ended January 31, 2011.  In July 2010, we terminated this interest rate swap agreement.

The interest rate swap agreement was not designated as a hedging instrument under accounting guidance for derivatives, and gains and losses from changes in its fair value were therefore reported in other income (expense), net.

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consisted only of foreign currency forward contracts with notional amounts of $94.1 million and $51.1 million as of January 31, 2012 and January 31, 2011, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments as of January 31, 2012 and 2011 were as follows:

	January 31, 2012
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$978	Accrued expenses and other liabilities	$227
Total derivative financial instruments designated as hedging instruments		$978		$227

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$303
Total derivative financial instruments not designated as hedging instruments		$—		$303

	January 31, 2011
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$88	Accrued expenses and other liabilities	$396
Total derivative financial instruments designated as hedging instruments		$88		$396

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$1,490
Total derivative financial instruments not designated as hedging instruments		$—		$1,490

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments in cash flow hedging relationships for the years ended January 31, 2012 and 2011 were as follows:

	Net Gains (Losses) Recognized in Accumulated Other Comprehensive Loss		Classification of Net Gains (Losses) Reclassified from Other Comprehensive Loss into	Net Gains (Losses) Reclassified from Other Accumulated Comprehensive Loss into the Consolidated Statements of Operations
	January 31,		the Consolidated	Year Ended January 31,
(in thousands)	2012	2011	Statements of Operations	2012	2011
Foreign currency forward contracts	$666	$(245)	Operating Expenses	$(373)	$925

There were no gains or losses from ineffectiveness of these hedges recorded for the years ended January 31, 2012 and 2011.  All of the foreign currency forward contracts underlying the $0.7 million of net gains recorded in our Accumulated Other Comprehensive Loss at January 31, 2012 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Losses recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the years ended January 31, 2012, 2011, and 2010 were as follows:

	Classification in Consolidated Statement	Year Ended January 31,
(in thousands)	of Operations	2012	2011	2010
Interest rate swap agreement	Other expense, net	$—	$(3,102)	$(13,591)
Foreign currency forward contracts	Other expense, net	(896)	(2,761)	(1,118)
Total		$(896)	$(5,863)	$(14,709)

14.       STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Stock-Based Compensation Plans

Plan Summaries

Our stock-based incentive awards are provided to employees and directors under the terms of our multiple outstanding stock benefit plans (the “Plans” or “Stock Plans”) and/or forms of equity award agreements approved by the board of directors.

The 1996 Stock Incentive Compensation Plan, as amended (the “1996 Plan”), was approved by our stockholders and became effective on September 10, 1996.  The 1996 Plan allowed for the granting of awards of deferred stock, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), incentive and non-qualified stock options, and stock appreciation rights to our employees, directors, and consultants.  The deadline for making new awards under the 1996 Plan was March 10, 2012.

On May 25, 2007, in connection with the acquisition of Witness, we assumed a stock plan referred to as the Witness Systems, Inc. Amended and Restated Stock Incentive Plan, as amended (the “1997 Plan”).  Under the 1997 Plan, we were permitted to grant awards of deferred stock, RSAs, and RSUs, incentive and non-qualified stock options, and stock appreciation rights to our employees, directors, and consultants.  The 1997 Plan contained an evergreen provision, which allowed for an increase in the number of shares available for issuance, up to a maximum of 3.0 million shares per year.  The deadline for making new awards under the 1997 Plan was November 18, 2009.  Additionally, in connection with the acquisition of Witness, we assumed certain new-hire inducement grants made by Witness outside of its shareholder-approved equity plans prior to May 25, 2007.

Terminations of the 1996 Plan and 1997 Plan did not affect outstanding awards under those Plans, which remain in effect until such awards shall have been exercised or shall have expired in accordance with their terms.

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

On August 4, 2011, in connection with the acquisition of Vovici, we assumed a stock plan referred to as the Vovici 2006 Amended and Restated Stock Plan, as amended (the “Vovici Plan”).  Under the Vovici Plan, we were permitted to grant stock options (both incentive and nonstatutory), stock purchase rights, and restricted stock units.  The Vovici Plan shall continue in effect until July 28, 2020.  However, our board of directors may at any time amend, alter, suspend, or terminate the Vovici Plan.

The table below summarizes key information for the Plans as of January 31, 2012:

(in thousands)	Number of Shares Reserved for Grants	Number of Shares Outstanding	Number of Shares Available for Grants
The 1996 Plan	5,000	671	191
The 1997 Plan	6,400	35	—
The 1997 Blue Pumpkin inducement grants	158	—	—
The 2004 Plan	3,000	824	307
The 2010 Plan	4,000	1,001	1,337
The Vovici Plan	317	34	275
Total	18,875	2,565	2,110

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

Stock-Based Compensation Expense

As described in Note 1, “Summary of Significant Accounting Policies”, we recognize stock-based compensation expense based on the grant date fair value of stock-based awards granted to employees and others.

We recognized stock-based compensation expense in the following line items on the consolidated statements of operations for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,
(in thousands, except per share amounts)	2012	2011	2010
Component of income before provision for income taxes:
Cost of revenue - product	$883	$1,595	$1,302
Cost of revenue - service and support	2,424	4,612	4,543
Research and development, net	3,060	7,081	7,960
Selling, general and administrative	21,544	33,531	30,422
Stock-based compensation expense	27,911	46,819	44,227

Income tax benefits related to stock-based compensation (before consideration of valuation allowance)	7,175	12,165	11,716
Stock-based compensation, net of taxes	$20,736	$34,654	$32,511

Impact on net income per common share attributable to Verint Systems Inc. :

Basic	$0.54	$1.00	$1.00
Diluted	$0.52	$0.93	$0.98

The following table summarizes stock-based compensation expense by type of award for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,
(in thousands)	2012	2011	2010
Component of stock-based compensation expense:
Stock options	$723	$3,135	$7,332
Restricted stock awards and restricted stock units	21,414	25,583	23,917
Phantom stock units	2,533	18,101	12,978
Stock bonus program	3,241	—	—
Stock-based compensation expense	$27,911	$46,819	$44,227

The table above includes stock-based compensation amounts where we modified certain option awards to revise exercising terms for certain terminated employees and recognized incremental compensation expense of $0.1 million and $0.2 million for the years ended January 31, 2011, and 2010, respectively.  No amount was recognized for the year ended January 31, 2012.  Participants in the Plans were restricted from exercising options due to our inability to use our Registration Statement on Form S-8 during our previous extended filing delay period.  As such, we modified grants held by terminated employees by extending the time a terminated employee would normally have to exercise vested stock option awards.  The number of employees affected under such modifications was 36 and 54 for the years ended January 31, 2011 and 2010, respectively.  No employees were affected for the year ended January 31, 2012.

Total stock-based compensation expense by classification was as follows for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,
(in thousands)	2012	2011	2010
Equity-classified awards	$21,781	$28,784	$31,195
Liability-classified awards	6,130	18,035	13,032
Total stock-based compensation expense	$27,911	$46,819	$44,227

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

Net excess tax benefits resulting from our Stock Plans were $0.7 million for the year ended January 31, 2012 and were recorded as increases to additional paid-in capital.  We did not recognize excess tax benefits for the years ended January 31, 2011, and 2010.  Excess tax benefits represent a reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits.

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

We generally did not grant stock options during the years ended January 31, 2012, 2011, and 2010.  However, in connection with our acquisition of Vovici on August 4, 2011, stock options to purchase Vovici common stock were converted into stock options to purchase approximately 42,000 shares of our common stock.

The fair values of the options granted August 2011 in connection with the acquisition of Vovici were estimated using a Black-Scholes option pricing model with the weighted-average assumptions presented in the following table:

Expected Life (in years)	5.43
Risk-free interest rate	1.26%
Expected volatility	50.40%
Dividend Yield	0%

We utilized the simplified method to calculate the expected lives of options granted to Vovici employees due to the limited data available regarding the exercise patterns of Vovici option holders.

The following table summarizes stock option activity under the Plans for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,
	2012		2011		2010
(in thousands, except exercise prices)	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price	Stock Options	Weighted- Average Exercise Price
Beginning balance	1,767	$27.33	4,731	$23.16	5,225	$22.36
Granted	42	$9.28	—	$—	—	$—
Exercised	(623)	$20.51	(2,164)	$18.88	—	$—
Forfeited	—	$—	(4)	$23.94	(30)	$21.69
Expired	(72)	$28.07	(796)	$25.56	(464)	$14.23
Ending balance	1,114	$30.40	1,767	$27.33	4,731	$23.16
Stock options exercisable	1,083	$31.03	1,764	$27.33	4,499	$23.24

As of January 31, 2012, the aggregate intrinsic value for the options vested and exercisable was $2.2 million with a weighted-average remaining contractual life of 2.6 years.  Additionally, there were 1.1 million options vested and expected to vest with a weighted-average exercise price of $30.5 per share and an aggregate intrinsic value of $2.8 million with a weighted-average remaining contractual life of 2.8 years.

The unrecognized compensation expense calculated under the fair value method for options expected to vest (unvested shares net of expected forfeitures) as of January 31, 2012 was $0.6 million and is expected to be recognized over a weighted-average period of 2.8 years.

The following table summarizes information about stock options as of January 31, 2012:

	Options Outstanding			Options Exercisable
(number of options in thousands)	Number of Options	Weighted- Average Remaining Contractual Term	Weighted- Average Exercise	Number of Options	Weighted- Average Exercise
Range of Exercise Prices	Outstanding	(years)	Price	Exercisable	Price
$ 4.93 - $17.00	141	2.85	$13.87	111	$15.28
$ 17.98 - $23.00	138	1.85	$22.62	137	$22.65
$ 28.41 - $28.41	42	2.22	$28.41	42	$28.41
$ 28.60 - $28.60	8	0.08	$28.60	8	$28.60
$ 29.27 - $29.27	8	0.23	$29.27	8	$29.27
$ 31.78 - $31.78	18	2.43	$31.78	18	$31.78
$ 32.16 - $32.16	15	3.27	$32.16	15	$32.16
$ 34.40 - $34.40	137	3.95	$34.40	137	$34.40
$ 35.11 - $35.11	583	2.82	$35.11	583	$35.11
$ 37.99- $37.99	24	3.64	$37.99	24	$37.99
$ 4.93 - $37.99	1,114	2.80	$30.41	1,083	$31.03

The following table summarizes key data points for exercised options:

	Year Ended January 31,
(in thousands)	2012	2011	2010
Intrinsic value of options exercised	$8,034	$18,430	$—
Cash received from the exercise of stock options	$12,474	$40,787	$—
Tax benefits realized from stock options exercised	$3,219	$3,391	$—
Fair value of options vested	$20,413	$30,209	$69,575

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

We have granted RSUs to executive officers and certain employees that require us to estimate the expected achievement of performance targets over the performance period.  The expense associated with such awards is included in our stock-based compensation expense.

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

RSUs that settle, or are expected to settle, with cash payments upon vesting are reflected as liabilities on our consolidated balance sheets.

The following table summarizes RSA and RSU activity under the Plans for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,
	2012		2011		2010
(in thousands, except grant-date fair values)	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Beginning balance	1,935	$18.09	3,412	$14.92	1,830	$24.48
Granted	902	$34.84	1,102	$26.01	1,812	$6.50
Released	(1,336)	$15.72	(2,503)	$17.39	(116)	$29.93
Forfeited	(51)	$28.85	(76)	$13.23	(114)	$19.94
Ending balance	1,450	$30.25	1,935	$18.09	3,412	$14.92

The unrecognized compensation expense related to 1.4 million unvested RSUs expected to vest as of January 31, 2012 was approximately $20.2 million, with remaining weighted-average vesting periods of approximately 1.3 years, over which such expense is expected to be recognized.  The total fair value of restricted stock units vested during the years ended January 31, 2012, 2011, and 2010 was $21.0 million, $43.5 million, and $3.5 million, respectively.

Phantom Stock Units

During the year ended January 31, 2007, we began awarding phantom stock units to non-officer employees that settle, or are expected to settle, with cash payments upon vesting, pursuant to the terms of a form of a phantom stock award agreement approved by the board of directors or under the 2010 Plan.  Phantom stock units provide for the payment of a cash bonus equivalent to the value of our common stock as of the vesting date of the award.  Phantom stock units generally have a multi-year vesting and are generally subject to the same vesting conditions as equity awards granted on the same date.  We recognize compensation expense for phantom stock units on a straight-line basis, reduced by estimated forfeitures.  Phantom stock units are being accounted for as liabilities and as such their value tracks our stock price and is subject to market volatility.

The total accrued liability for phantom stock units was $1.9 million, $9.8 million, and $14.5 million as of January 31, 2012, 2011, and 2010, respectively.  Total cash payments made upon vesting of phantom stock units were $10.3 million, $22.9 million, and $2.5 million for the years ended January 31, 2012, 2011, and 2010, respectively.

The following table summarizes phantom stock unit activity for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,
(in thousands)	2012	2011	2010
Beginning balance, in units	403	1,106	1,239
Granted	10	196	421
Released	(298)	(865)	(482)
Forfeited	(25)	(34)	(72)
Ending balance, in units	90	403	1,106

The phantom stock units granted during the years ended January 31, 2012, 2011, and 2010 primarily vest over two-year and three-year periods, subject to applicable performance conditions.

The unrecognized compensation expense related to 90,000 unvested phantom stock units expected to vest as of January 31, 2012 was approximately $0.5 million, based on our stock price of $28.28 at January 31, 2012 with a remaining weighted-average vesting period of approximately 0.7 years over which such expense is expected to be recognized.

Stock Bonus Program

In September 2011, our board of directors approved, and in December 2011 revised, a Stock Bonus Program under which eligible employees may receive a portion of their bonus for the year or for the fourth quarter (depending on the employee’s bonus plan) in the form of fully vested shares of our common stock.  As of the date hereof, executive officers are not eligible to participate in this program.  This program is subject to annual funding approval by our board of directors and an annual cap on the number of shares that can be issued.  Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-day trailing average price of our common stock when the awards are calculated, reduced by a discount to be determined by the board of directors each year.  To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash.  All shares of common stock awarded pursuant to this program will be issued under one of our stockholder-approved equity incentive plans.

For the year ended January 31, 2012, our board of directors approved up to 150,000 shares of common stock for awards under this program and a discount of 20%.  Shares of common stock earned under this program for the year ended January 31, 2012 are expected to be issued during the first half of the year ending January 31, 2013.  We recognized $3.2 million of compensation expense for the Stock Bonus Program for the year ended January 31, 2012.

Tandem and Hybrid Awards

We issued grants known as “tandem” awards to certain of our Israeli employees during the year ended January 31, 2009.  These tandem awards included two components - a share of deferred stock and a share of phantom stock.  The recipient received two different units and two separate award agreements.  The tandem awards were structured such that, on any given vesting date, only one component of the awards vested.  The tandem awards were being accounted for as liabilities based on our assessment that the tandem awards would likely be settled in phantom stock units upon vesting.

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

The number of shares available under the ESPP is 1.0 million, of which approximately 260,000 have been issued.  The ESPP was suspended in March 2006 in connection with the beginning of our previous extended filing delay period and remained inactive as of January 31, 2012.

No expense related to the ESPP was recorded during the years ended January 31, 2012, 2011, and 2010 due to the suspension of the ESPP during those periods.

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

Our matching contribution expense for our 401(k) Plan was $1.5 million, $1.4 million, and $1.2 million for the years ended January 31, 2012, 2011, and 2010, respectively.

We provide retirement benefits for non-U.S. employees as required by local laws or to a greater extent as we deem appropriate through plans that function similar to 401(k) plans.  Funding requirements for programs required by local laws are determined on an individual country and plan basis and are subject to local country practices and market circumstances.

Liability for Severance Pay

We are obligated to make severance payments for the benefit of certain employees of our foreign subsidiaries.  Severance payments made to Israeli employees are considered significant compared to all other subsidiaries with severance payment arrangements.  Under Israeli law, we are obligated to make severance payments to employees of our Israeli subsidiaries, subject to certain conditions.  In most cases, our liability for these severance payments is fully provided for by regular deposits to funds administered by insurance providers and by an accrual for the amount of our liability which has not yet been deposited.

Severance expenses for the years ended January 31, 2012, 2011, and 2010, were $5.2 million, $4.0 million, and $3.4 million, respectively.

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

Service and Tax Agreements with Comverse

There were, and still are, several agreements in place between us and Comverse and its other subsidiaries, which were executed prior to our IPO in order to allow us to continue to receive certain services from Comverse and its other subsidiaries following our IPO.  A separate agreement clarifies the income tax relationship between us and Comverse.  Since our IPO, we have established our own systems and reduced or eliminated our reliance on these services.  Activity under the service agreements was not significant during the three years ended January 31, 2012.  As of January 31, 2012 and 2011, we had liabilities to Comverse for past services under these agreements of $1.8 million at each date, which are presented as liabilities to affiliates on our consolidated balance sheets at those dates.  The following is an overview of certain of these agreements with Comverse:

Satellite Services Agreement

Under the Satellite Services Agreement, Comverse Inc., a subsidiary of Comverse, formerly provided us with the exclusive use of the services of specified employees and facilities of Comverse Inc. located in countries where we did not have our own legal presence or facilities.  The fee for this service was equal to the expenses Comverse Inc. incurred in providing these services plus ten percent.  We did not incur any expenses under this agreement for the years ended January 31, 2012 and 2011.  For the year ended January 31, 2010, we recorded expenses of $0.3 million for the services provided by Comverse Inc. under this agreement.  We do not anticipate using further services under this agreement in the future.

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

Other Related Party Transactions

Our joint venture incurs certain operating expenses, including office rent and other administrative costs, under arrangements with one of its noncontrolling shareholders.  These expenses totaled $0.5 million, $0.4 million, and $0.4 million for the years ended January 31, 2012, 2011, and 2010, respectively.  The joint venture also recognized $0.2 million, $0.2 million, and $0.7 million of revenue from this noncontrolling shareholder for the years ended January 31, 2012, 2011, and 2010, respectively.

16.       COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

We lease office, manufacturing, and warehouse space, as well as certain equipment, under non-cancelable operating lease agreements.  We have also periodically entered into capital leases.  Terms of the leases, including renewal options and escalation clauses, vary by lease.  When determining the term of a lease, we include renewal options that are reasonably assured.  The lease agreements generally provide that we pay taxes, insurance, and maintenance expenses related to the leased assets over the initial lease term and those renewal periods that are reasonably assured.

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

Rent expense incurred under all operating leases was $16.3 million, $12.9 million, and $13.1 million for the years ended January 31, 2012, 2011, and 2010, respectively.

As of January 31, 2012, our minimum future rentals under non-cancelable operating and capital leases were as follows:

(in thousands)	Operating	Capital
Years Ending January 31,	Leases	Leases
2013	$13,212	$412
2014	9,245	407
2015	9,669	200
2016	8,484	—
2017	5,671	—
2018 and thereafter	32,595	—
Total	$78,876	1,019
Less amount representing interest		(264)
Present value of minimum lease payments		$755

In November 2011, we executed a lease agreement for a new facility in Alpharetta, Georgia.  This new facility will be occupied in connection with the expiration of our existing facility lease in Roswell, Georgia at the end of November 2012, and will also include the consolidation of the Atlanta, Georgia office of GMT, which we acquired in October 2011.  The lease term extends through September 2026. The aggregate minimum lease commitment over the term of this new lease, excluding operating expenses, is approximately $36.1 million, which is reflected within Operating Leases in the above table.

We sublease certain space to third parties. As of January 31, 2012, total expected future sublease income is $2.8 million and ranges from $0.5 million to $0.6 million on an annual basis through February 2017.

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

As of January 31, 2012, our unconditional purchase obligations totaled approximately $47.5 million, the majority of which were scheduled to occur within the subsequent twelve months.  Due to the relatively short life of the obligations, the carrying value approximates their fair value at January 31, 2012.

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, for the years ended January 31, 2012, 2011, and 2010.

	Year Ended January 31,
(in thousands)	2012	2011	2010
Warranty liability, beginning of year	$1,996	$1,292	$1,188
Provision charged to expenses	675	957	220
Warranty charges	(389)	(121)	(42)
Foreign currency translation and other	(267)	(132)	(74)
Warranty liability, end of year	$2,015	$1,996	$1,292

We accrue for warranty costs as part of our cost of revenue based on associated product costs, labor costs, and associated overhead.  Our Enterprise Intelligence solutions are sold with a warranty of generally one year on hardware and 90 days for software.  Our Video Intelligence solutions and Communications Intelligence solutions are sold with warranties that typically range in duration from 90 days to 3 years, and in some cases longer.

Licenses and Royalties

We license certain technology and pay royalties under such licenses and other agreements entered into in connection with research and development activities.

As discussed in Note 1, “Summary of Significant Accounting Policies”, we receive non-refundable grants from the OCS that fund a portion of our research and development expenditures.  The Israeli law under which the OCS grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel.  If we were to seek approval to manufacture products, or transfer technologies, developed using these grants outside of Israel, we could be subject to additional royalty requirements or be required to pay certain redemption fees.  If we were to violate these restrictions, we could be required to refund any grants previously received, together with interest and penalties, and may be subject to criminal penalties.

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

Off-Balance Sheet Risk

In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds.  In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote.  At January 31, 2012, we had approximately $41.2 million of outstanding letters of credit and surety bonds relating primarily to these performance guarantees.  As of January 31, 2012, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows.  Our historical non-compliance with our performance obligations has been insignificant.

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

Litigation

On March 26, 2009, a motion to approve a class action lawsuit (the “Labor Motion”), and the class action lawsuit itself (the “Labor Class Action”) (Labor Case No. 4186/09), were filed against our subsidiary, Verint Systems Limited (“VSL”), by a former employee of VSL, Orit Deutsch, in the Tel Aviv Labor Court.  Ms. Deutsch purports to represent a class of our employees and ex-employees who were granted options to buy shares of Verint and to whom allegedly damages were caused as a result of the blocking of the ability to exercise Verint options by our employees or ex-employees during our previous extended filing delay period.  The Labor Class Action seeks compensatory damages for the entire class in an unspecified amount.  On July 9, 2009, we filed a motion for summary dismissal and alternatively for the stay of the Labor Motion.  On February 8, 2010, the Tel Aviv Labor Court dismissed the case for lack of material jurisdiction and ruled that it would be transferred to the District Court in Tel Aviv.  On October 11, 2011, the District Court in Tel Aviv ordered a stay of proceedings until legal proceedings in the United States with respect to related shareholder claims against Comverse are concluded.  The parties are expected to update the District Court on any developments in the cases no later than April 4, 2012.

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

We conduct our business in three operating segments - Enterprise Intelligence Solutions (“Enterprise Intelligence”), Video and Situation Intelligence Solutions (“Video Intelligence”), and Communications and Cyber Intelligence Solutions (“Communications Intelligence”). Our Enterprise Intelligence segment was previously referred to as our Workforce Optimization segment.

Our Enterprise Intelligence solutions help large organizations and small-to-medium sized business organizations to extract and analyze valuable information from customer interactions and related operational and transactional data for the purpose of optimizing the performance of their customer service operations, including contact centers, back offices, branches, and remote locations.

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

Revenue adjustments for the year ended January 31, 2012 represent revenue of acquired companies which is included within segment revenue reviewed by the CODM, but not recognizable within GAAP revenue.  These adjustments primarily relate to the acquisition-date excess of the historical carrying value over the fair value of acquired companies’ future maintenance and service performance obligations.

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  The allocation of goodwill and acquired intangible assets by operating segment appears in Note 5, “Intangible Assets and Goodwill”.

Operating results by segment for the years ended January 31, 2012, 2011, and 2010 were as follows:

	Year Ended January 31,
(in thousands)	2012	2011	2010

Revenue:
Enterprise Intelligence
Segment revenue	$444,700	$410,529	$374,778
Revenue adjustment	(6,682)	—	—
	438,018	410,529	374,778
Video Intelligence
Segment revenue	140,610	134,012	144,970
Revenue adjustment	(2,594)	—	—
	138,016	134,012	144,970
Communications Intelligence
Segment revenue	210,937	182,258	183,885
Revenue adjustment	(4,323)	—	—
	206,614	182,258	183,885

Total revenue	$782,648	$726,799	$703,633

Segment contribution:
Enterprise Intelligence	$198,428	$191,068	$178,674
Video Intelligence	34,697	42,318	57,200
Communications Intelligence	63,296	66,802	62,348
Total segment contribution	296,421	300,188	298,222

Unallocated expenses, net:
Amortization of other acquired intangible assets	35,302	30,554	30,289
Stock-based compensation	27,911	46,819	44,227
Other unallocated expenses	146,730	149,710	158,027
Total unallocated expenses, net	209,943	227,083	232,543
Operating income	86,478	73,105	65,679
Other expense, net	(40,321)	(34,580)	(41,471)
Income before provision for income taxes	$46,157	$38,525	$24,208

Geographic Information

Revenue by major geographic region is based upon the geographic location of the customers who purchase our products. The geographic locations of distributors, resellers, and systems integrators who purchase and resell our products may be different from the geographic locations of end customers. The information below summarizes revenue from unaffiliated customers by geographic area for the years ended January 31, 2012, 2011, and 2010:

	Year Ended January 31,
(in thousands)	2012	2011	2010
United States	$342,479	$292,604	$328,420
United Kingdom	83,787	102,389	65,793
Other	356,382	331,806	309,420
Total revenue	$782,648	$726,799	$703,633

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

Property and equipment, net by geographic area consisted of the following as of January 31, 2012 and 2011:

	January 31,
(in thousands)	2012	2011
United States	$11,406	$9,322
Israel	10,150	8,221
Germany	2,309	2,474
United Kindgom	2,024	796
Canada	694	371
Other	1,706	1,992
Total property and equipment, net	$28,289	$23,176

Significant Customers

No single customer accounted for more than 10% of our total revenue during any of the years ended January 31, 2012, 2011, and 2010.

18.       SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized consolidated quarterly financial information for the years ended January 31, 2012 and 2011 appears in the following tables:

	Quarter Ended
(in thousands, except per share data)	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012
Revenue	$176,332	$194,959	$199,364	$211,993
Gross profit	120,983	125,850	129,225	138,229
Income before provision for (benefit from) income taxes	3,064	14,437	9,217	19,439
Net income	1,555	11,274	9,921	17,875
Net income (loss) attributable to Verint Systems Inc.	(112)	10,475	9,451	17,179
Net income (loss) attributable to Verint Systems Inc. common shares:
for basic net income (loss) per common share	(3,661)	6,768	5,704	13,392
for diluted net income (loss) per common share	(3,661)	6,768	5,704	13,392

Net income (loss) per common share attributable to Verint Systems Inc.
Basic	$(0.10)	$0.18	$0.15	$0.34
Diluted	$(0.10)	$0.17	$0.15	$0.34

	Quarter Ended
(in thousands, except per share data)	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011
Revenue	$172,613	$180,676	$186,641	$186,869
Gross profit	114,806	120,330	127,700	125,619
Income (loss) before provision for (benefit from) income taxes	(13,545)	15,532	23,720	12,818
Net income (loss)	(15,616)	12,391	18,388	13,422
Net income (loss) attributable to Verint Systems Inc.	(16,208)	11,475	17,174	13,140
Net income (loss) attributable to Verint Systems Inc. common shares:
for basic net income (loss) per common share	(19,611)	7,921	13,582	9,511
for diluted net income (loss) per common share	(19,611)	7,921	17,174	9,511

Net income (loss) per common share attributable to Verint Systems Inc.
Basic	$(0.60)	$0.24	$0.38	$0.26
Diluted	$(0.60)	$0.23	$0.36	$0.25

Net income (loss) per common share attributable to Verint Systems Inc. is computed independently for each quarterly period and for the year.  Therefore, the sum of quarterly net income (loss) per common share amounts may not equal the amounts reported for the years.

The computation of diluted net income per common share attributable to Verint Systems Inc. for the quarter ended October 31, 2010 assumes the conversion of our convertible preferred stock into common stock.

Quarterly operating results for the year ended January 31, 2012 include the following:

·                  An $8.1 million loss on extinguishment of debt in the three months ended April 30, 2011 associated with the termination of our Prior Credit Agreement.

Quarterly operating results for the year ended January 31, 2011 include the following:

·                  Professional fees and related expenses associated with our restatement of previously filed financial statements for periods through January 31, 2005 and previous extended filing delay status of approximately $20 million, $6 million, $1 million, and $2 million for the four quarterly periods ended January 31, 2011, respectively.

·                  Realized and unrealized losses on our interest rate swap of $1.6 million and $1.5 million, for the quarterly periods ended April 30, 2010 and July 31, 2010, respectively.

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors.  Our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter.  Moreover, revenue and operating income in the first quarter of a new year may be lower than in the fourth quarter of the preceding year, potentially by a significant margin.  In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the later part of that month.  We believe that these seasonal and cyclical factors primarily reflects customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for our sales personnel.  While seasonal and cyclical factors such as these are common in the software and technology industry, this pattern should not be considered a reliable indicator of our future revenue or financial performance.  Many other factors, including general economic conditions, also have an impact on our business and financial results.  See “Risk Factors” under Item 1A for a more detailed discussion of factors which may affect our business and financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERINT SYSTEMS INC. (Registrant)

April 2, 2012	By:	/s/ Dan Bodner
Dan Bodner, President and Chief Executive Officer

April 2, 2012	By:	/s/ Douglas E. Robinson
Douglas E. Robinson, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dan Bodner	April 2, 2012
Dan Bodner, Chief Executive Officer and President; Director of Verint Systems Inc. (Principal Executive Officer)

/s/ Douglas E. Robinson	April 2, 2012
Douglas E. Robinson, Chief Financial Officer of Verint Systems Inc. (Principal Financial Officer and Principal Accounting Officer)

/s/ Susan Bowick	April 2, 2012
Susan Bowick, Director of Verint Systems Inc.

/s/ Victor A. DeMarines	April 2, 2012
Victor A. DeMarines, Director of Verint Systems Inc.

/s/ Larry Myers	April 2, 2012
Larry Myers, Director of Verint Systems Inc.

/s/ Augustus K. Oliver	April 2, 2012
Augustus K. Oliver, Chairman of the Board of Directors of Verint Systems Inc.

/s/ Howard Safir	April 2, 2012
Howard Safir, Director of Verint Systems Inc.

/s/ Theodore H. Schell	April 2, 2012
Theodore H. Schell, Director of Verint Systems Inc.

/s/ Shefali Shah	April 2, 2012
Shefali Shah, Director of Verint Systems Inc.

/s/ Mark C. Terrell	April 2, 2012
Mark C. Terrell, Director of Verint Systems Inc.