Form 10-Q
period 2012-04-30
VERINT SYSTEMS INC
filed 2012-06-06
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

There were 39,142,324 shares of the registrant’s common stock outstanding on May 15, 2012.

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

•                  risks associated with our ability to keep pace with technological changes and evolving industry standards in our product offerings and to successfully develop, launch, and drive demand for new and enhanced, innovative, high-quality products that meet or exceed customer needs;

•                  risks associated with our controlling stockholder’s (Comverse Technology, Inc. (“Comverse”)) strategic plans and related speculation and announcements, such as Comverse’s publicly announced plan to eliminate its holding company structure and maximize the value of its stake in Verint;

•                  risks associated with Comverse controlling our board of directors and the outcome of all matters submitted for stockholder action, including the approval of significant corporate transactions, such as certain equity issuances or mergers and acquisitions;

•                  risks associated with being a consolidated subsidiary of Comverse and formerly part of Comverse’s consolidated tax group;

•                  risks due to aggressive competition in all of our markets, including with respect to maintaining margins and sufficient levels of investment in our business;

•                  risks created by the continued consolidation of our competitors or the introduction of large competitors in our markets with greater resources than we have;

•                  risks associated with our ability to successfully compete for, consummate, and implement mergers and acquisitions, including risks associated with capital constraints, costs and expenses, maintaining profitability levels, management distraction, post-acquisition integration activities, and potential asset impairments;

•                  risks that we may be unable to maintain and enhance relationships with key resellers, partners, and systems integrators;

•                  risks relating to our ability to effectively and efficiently execute on our growth strategy, including managing investments in our business and operations and enhancing and securing our internal and external operations;

•                  risks relating to our ability to successfully implement and maintain adequate systems and internal controls for our current and future operations and reporting needs and related risks of financial statement omissions, misstatements, restatements, or filing delays;

•                  risks associated with the mishandling or perceived mishandling of sensitive or confidential information, security lapses, or with information technology system failures or disruptions;

•                  risks associated with our ability to efficiently and effectively allocate limited financial and human resources to business, development, strategic, or other opportunities that may not come to fruition or produce satisfactory returns;

•                  risks associated with significant international operations, including, among others, in Israel, Europe, and Asia, exposure to regions subject to political or economic instability, and fluctuations in foreign exchange rates;

•                  risks associated with complex and changing local and foreign regulatory environments in the jurisdictions in which we operate;

•                  risks associated with our ability to recruit and retain qualified personnel in regions in which we operate;

•                  challenges associated with selling sophisticated solutions, long sales cycles, and emphasis on larger transactions, including in accurately forecasting revenue and expenses and in maintaining profitability;

•                  risks that our intellectual property rights may not be adequate to protect our business or assets or that others may make claims on our intellectual property or claim infringement on their intellectual property rights;

•                  risks that our products may contain undetected defects, which could expose us to substantial liability;

•                  risks associated with a significant amount of our business coming from domestic and foreign government customers, including the ability to maintain security clearances for certain projects;

•                  risks associated with our dependence on a limited number of suppliers or original equipment manufacturers for certain components of our products, including companies that may compete with us or work with our competitors;

•                  risks that our customers or partners delay or cancel orders or are unable to honor contractual commitments due to liquidity issues, challenges in their business, or otherwise;

•                  risks that we may experience liquidity or working capital issues and related risks that financing sources may be unavailable to us on reasonable terms or at all;

•                  risks associated with significant leverage resulting from our current debt position, including with respect to covenant limitations and compliance, fluctuations in interest rates, and our ability to maintain our credit ratings;

•                  risks relating to our ability to timely implement new accounting pronouncements or new interpretations of existing accounting pronouncements and related risks of future restatements or filing delays; and

•                  risks associated with changing tax rates, tax laws and regulations, and the continuing availability of expected tax benefits.

These risks, uncertainties and challenges, as well as other factors, are discussed in greater detail in “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2012. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

April 30, 2012 and January 31, 2012

(Unaudited)

	April 30,	January 31,
(in thousands, except share and per share data)	2012	2012
Assets
Current Assets:
Cash and cash equivalents	$189,832	$150,662
Restricted cash and bank time deposits	13,038	12,863
Accounts receivable, net	137,617	154,753
Inventories	15,165	14,414
Deferred cost of revenue	6,611	11,951
Prepaid expenses and other current assets	56,207	56,047
Total current assets	418,470	400,690
Property and equipment, net	29,304	28,289
Goodwill	833,572	828,758
Intangible assets, net	174,659	184,230
Capitalized software development costs, net	6,233	5,846
Long-term deferred cost of revenue	11,448	13,285
Other assets	36,673	38,497
Total assets	$1,510,359	$1,499,595

Liabilities, Preferred Stock, and Stockholders’ Equity
Current Liabilities:
Accounts payable	$43,362	$49,441
Accrued expenses and other current liabilities	183,989	168,947
Current maturities of long-term debt	6,239	6,228
Deferred revenue	157,808	156,772
Liabilities to affiliates	1,646	1,760
Total current liabilities	393,044	383,148
Long-term debt	589,392	591,151
Long-term deferred revenue	25,076	25,987
Other liabilities	50,896	69,472
Total liabilities	1,058,408	1,069,758
Preferred Stock - $0.001 par value; authorized 2,500,000 shares. Series A convertible preferred stock; 293,000 shares issued and outstanding; aggregate liquidation preference and redemption value of $355,398 at April 30, 2012.	285,542	285,542
Commitments and Contingencies
Stockholders’ Equity:
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 39,421,000 and 39,265,000 shares; outstanding 39,128,000 and 38,982,000 shares as of April 30, 2012 and January 31, 2012, respectively.	40	40
Additional paid-in capital	560,009	554,351
Treasury stock, at cost - 293,000 and 283,000 shares as of April 30, 2012 and January 31, 2012, respectively.	(7,767)	(7,466)
Accumulated deficit	(347,729)	(357,764)
Accumulated other comprehensive loss	(42,713)	(47,736)
Total Verint Systems Inc. stockholders’ equity	161,840	141,425
Noncontrolling interest	4,569	2,870
Total stockholders’ equity	166,409	144,295
Total liabilities, preferred stock, and stockholders’ equity	$1,510,359	$1,499,595

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended April 30, 2012 and 2011

(Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2012	2011
Revenue:
Product	$91,999	$83,278
Service and support	104,636	93,054
Total revenue	196,635	176,332
Cost of revenue:
Product	30,892	22,531
Service and support	33,652	30,168
Amortization of acquired technology and backlog	3,784	2,650
Total cost of revenue	68,328	55,349
Gross profit	128,307	120,983
Operating expenses:
Research and development, net	28,403	26,368
Selling, general and administrative	72,723	70,235
Amortization of other acquired intangible assets	6,198	5,546
Total operating expenses	107,324	102,149
Operating income	20,983	18,834
Other income (expense), net:
Interest income	130	148
Interest expense	(7,718)	(8,794)
Loss on extinguishment of debt	—	(8,136)
Other income, net	634	1,012
Total other expense, net	(6,954)	(15,770)
Income before provision for income taxes	14,029	3,064
Provision for income taxes	2,399	1,509
Net income	11,630	1,555
Net income attributable to noncontrolling interest	1,595	1,667
Net income (loss) attributable to Verint Systems Inc.	10,035	(112)
Dividends on preferred stock	(3,744)	(3,549)
Net income (loss) attributable to Verint Systems Inc. common shares	$6,291	$(3,661)

Net income (loss) per common share attributable to Verint Systems Inc.
Basic	$0.16	$(0.10)
Diluted	$0.16	$(0.10)

Weighted-average common shares outstanding
Basic	39,017	37,392
Diluted	39,889	37,392

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended April 30, 2012 and 2011

(Unaudited)

	Three Months Ended April 30,
(in thousands)	2012	2011

Net income	$11,630	$1,555
Other comprehensive income, before income taxes and net of reclassification adjustments:
Foreign currency translation adjustments	5,015	9,237
Net unrealized gains on derivative financial instruments designated as hedges	146	1,742
Other comprehensive income, before provision for income taxes	16,791	12,534
Provision for income taxes, related to items of other comprehensive income	34	42
Comprehensive income	16,757	12,492
Comprehensive income attributable to noncontrolling interest	1,699	1,731
Comprehensive income attributable to Verint Systems Inc.	$15,058	$10,761

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended April 30, 2012 and 2011

(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional			Accumulated Other	Total Verint Systems Inc.		Total
(in thousands)	Shares	Par Value	Paid-in Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity	Noncontrolling Interest	Stockholders’ Equity

Balances as of January 31, 2011	37,089	$38	$519,834	$(6,639)	$(394,757)	$(42,069)	$76,407	$1,280	$77,687
Net income (loss)	—	—	—	—	(112)	—	(112)	1,667	1,555
Unrealized gains on derivative financial instruments, net	—	—	—	—	—	1,700	1,700	—	1,700
Currency translation adjustments	—	—	—	—	—	9,173	9,173	64	9,237
Stock-based compensation expense	—	—	5,785	—	—	—	5,785	—	5,785
Exercises of stock options	258	—	5,230	—	—	—	5,230	—	5,230
Common stock issued for stock awards	972	1	(1)	—	—	—	—	—	—
Purchases of treasury stock	(14)	—	—	(502)	—	—	(502)	—	(502)
Tax effects from stock award plans	—	—	574	—	—	—	574	—	574
Balances as of April 30, 2011	38,305	$39	$531,422	$(7,141)	$(394,869)	$(31,196)	$98,255	$3,011	$101,266

Balances as of January 31, 2012	38,982	$40	$554,351	$(7,466)	$(357,764)	$(47,736)	$141,425	$2,870	$144,295
Net income	—	—	—	—	10,035	—	10,035	1,595	11,630
Unrealized gains on derivative financial instruments, net	—	—	—	—	—	112	112	—	112
Currency translation adjustments	—	—	—	—	—	4,911	4,911	104	5,015
Stock-based compensation expense	—	—	4,986	—	—	—	4,986	—	4,986
Exercises of stock options	37	—	688	—	—	—	688	—	688
Common stock issued for stock awards	121	—	—	—	—	—	—	—	—
Purchases of treasury stock	(12)	—	—	(369)	—	—	(369)	—	(369)
Treasury stock retired	—	—	(68)	68	—	—	—	—	—
Tax effects from stock award plans	—	—	52	—	—	—	52	—	52
Balances as of April 30, 2012	39,128	$40	$560,009	$(7,767)	$(347,729)	$(42,713)	$161,840	$4,569	$166,409

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three Months Ended April 30, 2012 and 2011

(Unaudited)

	Three Months Ended April 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$11,630	$1,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,096	12,954
Stock-based compensation - equity portion	4,986	5,785
Non-cash losses on derivative financial instruments, net	140	1,933
Loss on extinguishment of debt	—	8,136
Other non-cash items, net	275	3,132
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	17,602	14,164
Inventories	(825)	(3,421)
Deferred cost of revenue	7,272	2,516
Prepaid expenses and other assets	536	1,178
Accounts payable and accrued expenses	(5,435)	(22,568)
Deferred revenue	(719)	(4,201)
Other, net	(2,026)	(1,869)
Net cash provided by operating activities	47,532	19,294

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(660)	(11,958)
Purchases of property and equipment	(4,075)	(3,131)
Settlements of derivative financial instruments not designated as hedges	(476)	(826)
Cash paid for capitalized software development costs	(1,127)	(1,076)
Change in restricted cash and bank time deposits	(102)	1,543
Net cash used in investing activities	(6,440)	(15,448)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	—	597,000
Repayments of borrowings and other financing obligations	(1,738)	(583,362)
Payments of debt issuance and other debt-related costs	—	(13,952)
Proceeds from exercises of stock options	1,024	5,122
Purchases of treasury stock	(369)	(502)
Other financing activities	(1,424)	(1,804)
Net cash provided by (used in) financing activities	(2,507)	2,502
Effect of exchange rate changes on cash and cash equivalents	585	3,104
Net increase in cash and cash equivalents	39,170	9,452
Cash and cash equivalents, beginning of period	150,662	169,906
Cash and cash equivalents, end of period	$189,832	$179,358

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Unless the context otherwise requires, the terms “Verint”, “we”, “us”, and “our” in these notes to condensed consolidated financial statements refer to Verint® Systems Inc. and its consolidated subsidiaries.

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

Condensed Consolidated Financial Statements Preparation

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended January 31, 2012.  The condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the periods ended April 30, 2012 and 2011, and the condensed consolidated balance sheet as of April 30, 2012, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown.  The condensed consolidated balance sheet as of January 31, 2012 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2012.  Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC.  Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2012.  The results for interim periods are not necessarily indicative of a full year’s results.

Please refer to Note 3, “Business Combinations” for information regarding measurement period adjustments related to certain business combinations that have been applied retrospectively to our January 31, 2012 condensed consolidated balance sheet.

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

Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2012.  There were no significant changes to our significant accounting policies during the three months ended April 30, 2012.

Recent Accounting Pronouncements

New Accounting Pronouncements Implemented:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended standards regarding the presentation of comprehensive income.  These amendments eliminate the option to present components of other comprehensive income as part of the statement of stockholders’ equity and require the presentation of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  In December 2011, the FASB updated this guidance to indefinitely defer the requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.  This guidance does not change the items that must be reported within other comprehensive income or the criteria for determining when an item of other comprehensive income must be reclassified to net income.  This guidance was effective for us on February 1, 2012 and has been applied retrospectively, as required by the standards.  Other than the change in presentation, adoption of this guidance did not impact our condensed consolidated financial statements.

In May 2011, the FASB issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures.  The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed.  It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in stockholders’ equity.  This guidance was effective for us on February 1, 2012, and its adoption did not materially impact our condensed consolidated financial statements.

2.              NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income (loss) per common share attributable to Verint Systems Inc. for the three months ended April 30, 2012 and 2011:

	Three Months Ended April 30,
(in thousands, except per share amounts)	2012	2011
Net income	$11,630	$1,555
Net income attributable to noncontrolling interest	1,595	1,667
Net income (loss) attributable to Verint Systems Inc.	10,035	(112)
Dividends on preferred stock	(3,744)	(3,549)
Net income (loss) attributable to Verint Systems Inc. for basic net income (loss) per common share	6,291	(3,661)
Dilutive effect of dividends on preferred stock	—	—
Net income (loss) attributable to Verint Systems Inc. for diluted net income (loss) per common share	$6,291	$(3,661)
Weighted-average shares outstanding:
Basic	39,017	37,392
Dilutive effect of employee equity award plans	872	—
Dilutive effect of assumed conversion of preferred stock	—	—
Diluted	39,889	37,392
Net income (loss) per common share attributable to Verint Systems Inc.
Basic	$0.16	$(0.10)
Diluted	$0.16	$(0.10)

We excluded the following weighted-average common shares underlying stock-based awards and convertible preferred stock from the calculations of diluted net income (loss) per common share because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,
(in thousands)	2012	2011
Common shares excluded from calculation:
Stock options and restricted stock-based awards	952	3,704
Convertible preferred stock	10,882	10,469

3.     BUSINESS COMBINATIONS

Three Months Ended April 30, 2012

We did not execute any business combinations during the three months ended April 30, 2012.

Year Ended January 31, 2012

Vovici Corporation

On August 4, 2011, we acquired all of the outstanding shares of Vovici Corporation (“Vovici”), a U.S.-based, privately held provider of online survey management and enterprise feedback solutions, for total consideration of $66.1 million.  Included in this consideration was $9.9 million for the fair value of potential additional cash payments to the former Vovici shareholders of up to approximately $19.1 million, contingent upon the achievement of certain performance targets over the period from the acquisition date through January 31, 2013.

At each reporting date, we revalue all contingent consideration obligations associated with business combinations to their estimated fair values, and any increases or decreases in fair values are reflected within selling, general and administrative expenses in our condensed consolidated statement of operations.

For the three months ended April 30, 2012, we recorded a charge of approximately $0.3 million within selling, general and administrative expenses for the change in the fair value of the Vovici contingent consideration obligation from $7.2 million at January 31, 2012 to $7.5 million at April 30, 2012, which primarily reflected the impacts of revised expectations of achieving the performance targets.  As of April 30, 2012, no payments had been made to the former Vovici shareholders under this arrangement.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of Vovici, totaled $0.2 million for the three months ended April 30, 2012, and were expensed as incurred.

Global Management Technologies

On October 7, 2011, we acquired all of the outstanding shares of Global Management Technologies (“GMT”), a U.S.-based, privately held provider of workforce management solutions whose software and services are widely used by organizations, particularly in retail branch banking environments, for total consideration of $36.6 million. Included in this consideration was $12.0 million for the fair value of potential additional cash payments to the former GMT shareholders of up to approximately $17.4 million, contingent upon the achievement of certain performance targets over the period from the acquisition date through January 31, 2014.

For the three months ended April 30, 2012, we recorded a benefit of approximately $3.6 million within selling, general and administrative expenses for the change in the fair value of the contingent consideration obligation from $9.6 million at January 31, 2012 to $6.0 million at April 30, 2012, which primarily reflected the impacts of revised expectations of achieving the performance targets.  As of April 30, 2012, no payments had been made to the former GMT shareholders under this arrangement.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of GMT, totaled $0.2 million for the three months ended April 30, 2012, and were expensed as incurred.

Other Business Combinations

During the year ended January 31, 2012, we executed five additional business combinations for total combined consideration of $55.2 million, including $20.5 million for the fair value of potential additional cash payments to the respective former shareholders or asset owners aggregating up to approximately $41.0 million, contingent upon the achievement of certain performance targets over periods extending through January 31, 2015.  Two of these combinations were acquisitions of assets in transactions that qualified as business combinations.

For the three months ended April 30, 2012, we recorded net charges of $0.3 million within selling, general and administrative expenses for changes in the aggregate fair values of the contingent consideration obligations associated with these acquisitions from $20.1 million at January 31, 2012 to $20.4 million at April 30, 2012, reflecting the impacts of revised expectations of achieving the performance targets, as well as decreases in the discount periods since the acquisition dates.  As of April 30, 2012, no payments had been made to the respective former shareholders or asset owners under these arrangements.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.3 million for the three months ended April 30, 2012, and were expensed as incurred.

As of January 31, 2012, the tax deductibility of $21.4 million of the goodwill associated with these business combinations was still being assessed.  Purchase price allocation adjustments, as discussed below, as well as fluctuations in foreign currency exchange rates reduced this goodwill to $17.0 million at April 30, 2012, and we have concluded that $6.9 million of this goodwill is tax deductible, and  $10.1 million is not tax deductible.

In connection with one of the foregoing business combinations, we have evaluated and continue to evaluate the impact of certain liabilities associated with pre-acquisition business activities of the acquired company.  As of January 31, 2012, the current and long-term liabilities for these matters were $4.0 million and $4.7 million, respectively.  Corresponding indemnification assets were reflected within current and long-term assets, recognizing the selling shareholders’ contractual obligation to indemnify us for these pre-acquisition liabilities, and were measured on the same basis as the corresponding liabilities. As of April 30, 2012, the current and long-term liabilities for these matters, and corresponding indemnification assets, were $3.6 million and $4.3 million, respectively.  The changes in these amounts during the three months ended April 30, 2012 reflect the derecognition of certain liabilities and corresponding indemnification assets and foreign currency exchange rate fluctuations.  These changes did not impact our condensed consolidated statements of operations.

We are continuing to gather and assess information in this regard, and changes to the amounts previously recorded resulting from facts and circumstances that existed as of the acquisition date regarding these matters, if any, during the remainder of the measurement period, will be included in the purchase price allocation and, subsequently, in our results of operations.

Purchase Price Allocations

The purchase price allocations for acquisitions completed during the year ended January 31, 2012 were provisional and were based on the information that was available to us as of the respective acquisition dates, and represented our best estimates of the fair values of the assets acquired and liabilities assumed.

Based upon additional information obtained during the three months ended April 30, 2012 about facts and circumstances that existed as of the respective acquisition dates, we adjusted the purchase price allocations for several acquisitions completed during the year ended January 31, 2012, as described below:

•      For the Vovici purchase price allocation, we reduced certain liabilities by $0.2 million and recorded a corresponding reduction of goodwill.

•      For the purchase price allocation associated with our August 2, 2011 Communications Intelligence acquisition, we adjusted certain acquisition-date deferred income taxes, which also required us to change several assumptions in the discounted cash flow models used to estimate the fair values of certain identified intangible assets.  As a result, the estimated acquisition-date fair values of the developed technology and customer relationship intangible assets identified in this acquisition decreased by $0.3 million and $0.4 million, respectively, net deferred income tax liabilities decreased by $3.8 million, and goodwill decreased by $3.1 million.  For the purchase price allocation associated with our January 5, 2012 Communications Intelligence acquisition, we recorded minor refinements to the purchase price and to certain liabilities, which resulted in a $0.1 million increase in goodwill.

Changes to a provisional purchase price allocation resulting from additional information obtained about facts and circumstances that existed as of the acquisition date are adjusted retrospectively to the condensed consolidated financial statements.  Accordingly, our January 31, 2012 condensed consolidated balance sheet has been revised to reflect the impacts of these adjustments.  These adjustments resulted in decreases to goodwill of $2.9 million, intangible assets, net of $0.6 million, accrued expenses and other current liabilities of $0.2 million, and other liabilities of $3.1 million, and a $0.2 million increase to other assets.  Accounts payable was increased by a negligible amount.

These adjustments did not materially impact our condensed consolidated statements of operations.

The purchase price allocation for the acquisition of GMT did not change during the three months ended April 30, 2012.

As of April 30, 2012, the purchase price allocation for our August 2, 2011 Communications Intelligence acquisition remains provisional.  We are continuing to gather and review additional information necessary to finalize the values assigned to the acquired identified intangible assets, goodwill and income tax assets and liabilities for this acquisition.  Therefore, the provisional fair value measurements of assets acquired and liabilities assumed for this acquisition are subject to change.  We expect to finalize this purchase price allocation as soon as practicable but no later than one year from the acquisition date.  Purchase price allocations for all other acquisitions executed during the year ended January 31, 2012 are complete as of April 30, 2012.

The following table sets forth the components and the allocations of the purchase price for the acquisition of Vovici, as well as the combined purchase prices for our other individually insignificant acquisitions completed during the year ended January 31, 2012, reflecting all purchase price allocation adjustments identified through April 30, 2012:

(in thousands)	Vovici	Other Acquisitions
Components of Purchase Price:
Cash	$55,708	$33,835
Fair value of contingent consideration	9,900	20,504
Fair value of stock options	60	—
Bank debt, repaid at closing	435	—
Other purchase price adjustments	—	816
Total purchase price	$66,103	$55,155

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$1,106	$842
Other current assets	5,398	15,650
Other assets	913	5,579
Current and other liabilities	(2,931)	(15,419)
Deferred revenue	(2,264)	(944)
Bank debt	—	(3,330)
Deferred income taxes - current and long-term	(6,021)	186
Net tangible assets (liabilities)	(3,799)	2,564
Identifiable intangible assets:
Developed technology	11,300	9,743
Customer relationships	15,400	7,040
Trademarks and trade names	1,700	1,350
In-process research and development assets	—	2,500
Other identifiable intangible assets	—	1,421
Total identifiable intangible assets	28,400	22,054
Goodwill	41,502	30,537
Total purchase price	$66,103	$55,155

Year Ended January 31, 2011

In February 2010, we acquired all of the outstanding shares of Iontas Limited (“Iontas”), a privately held provider of desktop analytics solutions.  Consideration for the acquisition of Iontas included contingent milestone-based payments tied to certain performance targets being achieved over the two-year period following the acquisition date.  As of January 31, 2012, the estimated fair value of the remaining contingent consideration obligation was $1.7 million, which was subsequently paid to the former Iontas shareholders during the three months ended April 30, 2012.  We have no further contingent consideration obligations for this business combination.

For the three months ended April 30, 2011, a $0.1 million increase in the fair value of this contingent consideration obligation was recorded as a charge to selling, general and administrative expenses.

In December 2010, we acquired certain technology and other assets in a transaction that qualified as a business combination. The fair value of our liability for contingent consideration related to this acquisition increased by $1.9 million during the three months ended April 30, 2011, resulting in a corresponding charge recorded within selling, general and administrative expenses for that period.

Pro Forma Information

The following table provides unaudited pro forma financial information for the three months ended April 30, 2011, as if Vovici and GMT had been acquired on February 1, 2011.  These unaudited pro forma results reflect certain adjustments related to these acquisitions, such as amortization expense on finite-lived intangible assets acquired from Vovici and GMT.  The unaudited pro forma results do not include any operating efficiencies or potential cost savings which may result from these business combinations.  Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions occurred on February 1, 2011, nor are they indicative of future operating results. The pro forma impact of the other business combinations completed during the year ended January 31, 2012 were not material to our historical consolidated operating results and is therefore not presented.

Three Months
Ended
(in thousands)	April 30, 2011
Revenue	$179,709
Net loss attributable to Verint Systems Inc. common shares	$(10,793)

4.              INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of April 30, 2012 and January 31, 2012:

	April 30, 2012
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$226,484	$(101,478)	$125,006
Acquired technology	94,353	(53,755)	40,598
Trade names	12,865	(10,062)	2,803
Non-competition agreements	5,783	(3,868)	1,915
Distribution network	2,440	(1,413)	1,027
Backlog	843	(33)	810
Total intangible assets with finite lives	342,768	(170,609)	172,159
In-process research and development, with indefinite lives	2,500	—	2,500
Total	$345,268	$(170,609)	$174,659

	January 31, 2012
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$225,554	$(95,173)	$130,381
Acquired technology	94,027	(49,732)	44,295
Trade names	12,824	(9,805)	3,019
Non-competition agreements	5,779	(3,656)	2,123
Distribution network	2,440	(1,352)	1,088
Backlog	843	(19)	824
Total intangible assets with finite lives	341,467	(159,737)	181,730
In-process research and development, with indefinite lives	2,500	—	2,500
Total	$343,967	$(159,737)	$184,230

The following table presents net acquisition-related intangible assets by reportable segment as of April 30, 2012 and January 31, 2012:

	April 30,	January 31,
(in thousands)	2012	2012
Enterprise Intelligence	$152,771	$160,258
Video Intelligence	4,764	5,059
Communications Intelligence	17,124	18,913
Total	$174,659	$184,230

Intangible assets and goodwill have been retrospectively adjusted at January 31, 2012 to reflect measurement period adjustments to the purchase price allocations for several business combinations completed during the year ended January 31, 2012.  These adjustments were identified during the three months ended April 30, 2012, and resulted from new information obtained about facts and circumstances that existed as of the respective acquisition dates.  Intangible assets were changed to reduce acquired technology and customer relationships by $0.3 million and $0.4 million, respectively, entirely within our Communications Intelligence segment.  Further details regarding these adjustments appear in Note 3, “Business Combinations”.

Total amortization expense recorded for acquisition-related intangible assets was $10.0 million and $8.2 million for the three months ended April 30, 2012 and 2011, respectively.  The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2013 (Remainder of year)	$29,803
2014	34,547
2015	31,070
2016	29,717
2017	26,946
2018 and thereafter	20,076
Total	$172,159

No impairment indicators were identified for finite-lived intangible assets during the three months ended April 30, 2012 and 2011.  Our in-process research and development assets were acquired during the three months ended January 31, 2012, and no impairment indicators were identified for these assets during the three months ended April 30, 2012.

Goodwill activity for the three months ended April 30, 2012, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Enterprise Intelligence	Video Intelligence	Communications Intelligence
Goodwill, gross, at January 31, 2012:
As previously reported	$898,552	$770,532	$76,214	$51,806
Measurement period adjustments identified during the three months ended April 30, 2012	(2,929)	(234)	—	(2,695)
As retrospectively adjusted	895,623	770,298	76,214	49,111
Accumulated impairment losses through January 31, 2012	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at January 31, 2012	828,758	739,507	40,140	49,111
Foreign currency translation and other	4,814	5,189	191	(566)
Goodwill, net, at April 30, 2012	$833,572	$744,696	$40,331	$48,545

Balance at April 30, 2012
Goodwill, gross, at April 30, 2012	$900,437	$775,487	$76,405	$48,545
Accumulated impairment losses through April 30, 2012	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at April 30, 2012	$833,572	$744,696	$40,331	$48,545

As noted previously, goodwill balances at January 31, 2012 have been retrospectively adjusted to reflect measurement period adjustments to the purchase price allocations for several business combinations completed during the year ended January 31, 2012.  These adjustments reduced goodwill by $2.9 million, including $2.7 million and $0.2 million in our Communications Intelligence and Enterprise Intelligence segments, respectively.  Further details regarding these adjustments appear in Note 3, “Business Combinations”.

At the acquisition date, goodwill resulting from a business combination is assigned to those reporting units expected to benefit from the synergies of the combination.  Reporting units may either be at, or one level below, our operating segment level.

We test our goodwill for impairment at least annually as of November 1, or more frequently if an event occurs or circumstances exist indicating the potential for impairment.  No events or circumstances indicating the potential for goodwill impairment were identified during either the three months ended April 30, 2012 or the three months ended April 30, 2011.

5.              LONG-TERM DEBT

The following table summarizes our long-term debt at April 30, 2012 and January 31, 2012:

	April 30,	January 31,
(in thousands)	2012	2012
Term loan facility:
Gross borrowings	$595,500	$597,000
Unamortized debt discount	(2,581)	(2,685)
Other debt	2,712	3,064
Total debt	595,631	597,379
Less: current maturities	6,239	6,228
Long-term debt	$589,392	$591,151

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

We incurred debt issuance costs of $14.8 million associated with the Credit Agreement, which we deferred and are classified within other assets.  We are amortizing these deferred costs as interest expense over the term of the Credit Agreement.  Of these deferred costs, $10.2 million were associated with the term loan and are being amortized using the effective interest rate method.  Deferred costs associated with the revolving credit facility were $4.6 million and are being amortized on a straight-line basis.

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

As of April 30, 2012 and January 31, 2012, the interest rate on the term loan was 4.50%.  Including the impact of the 0.50% original issuance term loan discount and the deferred debt issuance costs, the effective interest rate on our term loan was approximately 4.91% as of April 30, 2012.

During the three months ended April 30, 2012 and 2011, we incurred $6.6 million and $7.5 million of interest expense, respectively, on borrowings under our credit facilities. We also recorded $0.7 million during each of the three months ended April 30, 2012 and 2011, for amortization of our deferred debt issuance costs, which is reported within interest expense.  During the three months ended April 30, 2012, we also recorded $0.1 million for amortization of the original issuance term loan discount, which is reported within interest expense.

We are required to pay a commitment fee equal to 0.50% per annum on the undrawn portion of the revolving credit facility, payable quarterly, and customary administrative agent and letter of credit fees.

The Credit Agreement requires us to make term loan principal payments of $1.5 million per quarter through August 2017, beginning in August 2011, with the remaining balance due in October 2017.  Optional prepayments of the loans are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates. The loans are also subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flow (as defined in the Credit Agreement), and certain other events.  Prepayments are applied first to the eight immediately following scheduled term loan principal payments, then pro rata to other remaining scheduled term loan principal payments, if any, and thereafter as otherwise provided in the Credit Agreement.

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

The following table summarizes future scheduled principal payments on our term loan as of April 30, 2012:

(in thousands)
Years Ending January 31,	Amount
2013 (Remainder of year)	$4,500
2014	6,000
2015	6,000
2016	6,000
2017	6,000
2018 and thereafter	567,000
Total	$595,500

In connection with a business combination completed during the three months ended October 31, 2011, we assumed approximately $3.3 million of development bank and government debt in the Americas region.  This debt is payable in periods through February 2017 and bears interest at varying rates.  As of April 30, 2012, the majority of this debt bears interest at an annual rate of 7.00%.  The carrying value of this debt was approximately $2.7 million at April 30, 2012.

6.              SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of April 30, 2012 and January 31, 2012:

	April 30,	January 31,
(in thousands)	2012	2012
Raw materials	$4,550	$4,959
Work-in-process	7,250	5,777
Finished goods	3,365	3,678
Total inventories	$15,165	$14,414

Condensed Consolidated Statements of Operations

Other income, net consisted of the following for the three months ended April 30, 2012 and 2011:

	Three Months Ended April 30,
(in thousands)	2012	2011
Foreign currency gains, net	$835	$2,991
Losses on derivative financial instruments, net	(140)	(1,933)
Other, net	(61)	(46)
Total other income, net	$634	$1,012

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the three months ended April 30, 2012 and 2011:

	Three Months Ended April 30,
(in thousands)	2012	2011
Cash paid for interest	$6,839	$13,027
Cash paid for income taxes, net of refunds received	$6,656	$4,136
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$623	$1,435
Inventory transfers to property and equipment	$43	$181
Liabilities for contingent consideration in business combinations	$—	$904
Stock options exercised, proceeds received subsequent to period end	$47	$156
Accrued but unpaid debt issuance and other debt related costs	$—	$999
Leasehold improvements funded by lease incentive	$329	$—

7.              CONVERTIBLE PREFERRED STOCK

On May 25, 2007, in connection with our acquisition of Witness Systems, Inc. (“Witness”), we entered into a Securities Purchase Agreement with Comverse, whereby Comverse purchased, for cash, an aggregate of 293,000 shares of our Series A Convertible Preferred Stock, for an aggregate purchase price of $293.0 million.  Proceeds from the issuance of the preferred stock were used to partially finance the acquisition.

The terms of the preferred stock provide that upon a fundamental change, as defined, the holders of the preferred stock have the right to require us to repurchase the preferred stock for 100% of the liquidation preference then in effect.  Therefore, the preferred stock has been classified as mezzanine equity on our condensed consolidated balance sheets as of April 30, 2012 and January 31, 2012, separate from permanent equity, because the occurrence of such a fundamental change, and thus a potential required repurchase of the preferred stock, however remote in likelihood, is not solely under our control.  Fundamental change events include the sale of substantially all of our assets and certain changes in beneficial ownership, board of directors’ composition, and business reorganizations.

We concluded that, as of April 30, 2012, the occurrence of a fundamental change and the associated potential required repurchase of the preferred stock were not probable.  We therefore did not adjust the carrying amount of the preferred stock to its redemption amount, which is its liquidation preference, at April 30, 2012.  Through April 30, 2012, cumulative, undeclared dividends on the preferred stock were $62.4 million and, as a result, the liquidation preference of the preferred stock was $355.4 million at that date.

At April 30, 2012, the preferred stock was convertible into approximately 10.9 million shares of our common stock.

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

During the three months ended April 30, 2012, we acquired approximately 9,700 shares of treasury stock from executive officers at a cost of $0.3 million. During the three months ended April 30, 2011, we acquired approximately 14,000 shares of treasury stock from an executive officer at a cost of $0.5 million.

As previously disclosed, in connection with the resumption of option exercises following the conclusion of our previous extended filing delay period and the vesting of restricted stock units after the relisting of our common stock on The NASDAQ Global Market, during the summer of 2010, we issued up to an aggregate of approximately 135,000 shares of common stock to certain current and former employees and a former director in transactions that did not involve public offerings and that were made in reliance on available exemptions from registration under the Securities Act of 1933.  In April 2012, we repurchased 2,250 of these securities at a cost of less than $0.1 million, all of which were retired.  The cost of the retired shares was deducted from common stock at par value, which was negligible, and from additional paid-in capital for the excess over par value.

Accumulated Other Comprehensive Loss

The following table summarizes the components of our accumulated other comprehensive loss as of April 30, 2012 and January 31, 2012:

	April 30,	January 31,
(in thousands)	2012	2012
Foreign currency translation losses, net	$(43,491)	$(48,402)
Unrealized gains on derivative financial instruments, net	778	666
Total accumulated other comprehensive loss	$(42,713)	$(47,736)

Income tax effects on unrealized gains on derivative financial instruments were not significant.  Foreign currency translation losses, net, primarily reflect the strengthening of the U.S. dollar against the British pound sterling since our acquisition of Witness in May 2007, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets associated with that acquisition.

9.              INCOME TAXES

Our interim provision for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.  The comparison of our effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, amount of permanent book to tax differences, the impact of unrecognized tax benefits, and the effects of valuation allowances on certain loss jurisdictions.

For the three months ended April 30, 2012, we recorded a $2.4 million provision for income taxes on pre-tax income of $14.0 million, which represented an effective income tax rate of 17.1%.  This effective income tax rate was lower than the 35% U.S. federal statutory rate primarily due to the mix and levels of income and losses among taxing jurisdictions.  Although we did not recognize U.S. federal income tax benefits on losses incurred by certain domestic operations where we maintain valuation allowances, income from certain foreign subsidiaries was taxed at rates lower than the U.S. federal statutory rate.

For the three months ended April 30, 2011, we recorded a $1.5 million provision for income taxes on pre-tax income of $3.1 million, which represented an effective income tax rate of 49.2%, which is higher than the U.S. federal statutory rate of 35%. The effective income tax rate was significantly impacted by the mix and level of income and losses among taxing jurisdictions. We recorded income tax provisions on income from certain foreign subsidiaries, which are taxed at rates lower than the U.S. federal statutory rate, but we did not recognize U.S. federal income tax benefits on losses incurred by certain domestic operations where we maintain valuation allowances.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date.  Accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized.  In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, we establish a valuation allowance.  We determined that there is sufficient negative evidence to maintain the valuation allowances against our federal and certain state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S. and in certain foreign jurisdictions.  We intend to maintain valuation allowances until sufficient positive evidence exists to support a reversal.

We had unrecognized tax benefits of $35.8 million and $36.4 million (excluding interest and penalties) as of April 30, 2012 and January 31, 2012, respectively.  The accrued liabilities for interest and penalties were $7.2 million and $8.2 million at April 30, 2012 and January 31, 2012, respectively.  Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of April 30, 2012 and January 31, 2012, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate were approximately $30.1 million and $30.7 million, respectively.  We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  Further, we believe that it is reasonably possible that the total amount of unrecognized tax benefits at April 30, 2012 could decrease by approximately $3.5 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation.  Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes including the need for additional valuation allowances, and the recognition of tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate.  We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements.  We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis.  Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy.  We did not identify any transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of April 30, 2012 and January 31, 2012:

	April 30, 2012
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$45,619	$—	$—
Foreign currency forward contracts	—	971	—
Total assets	$45,619	$971	$—

Liabilities:
Foreign currency forward contracts	$—	$33	$—
Contingent consideration - business combinations	—	—	33,900
Total liabilities	$—	$33	$33,900

	January 31, 2012
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$44,494	$—	$—
Foreign currency forward contracts	—	978	—
Total assets	$44,494	$978	$—

Liabilities:
Foreign currency forward contracts	$—	$530	$—
Contingent consideration - business combinations	—	—	38,646
Total liabilities	$—	$530	$38,646

The following table presents the change in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended April 30, 2012 and 2011:

	Three Months Ended April 30,
(in thousands)	2012	2011
Fair value measurement at beginning of period	$38,646	$3,686
Contingent consideration liabilities recorded for business combinations	—	904
Changes in fair values, recorded in operating expenses	(2,996)	2,023
Payments of contingent consideration	(1,750)	(2,000)
Fair value measurement at end of period	$33,900	$4,613

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

Contingent Consideration — Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model.  These fair value measurements are based on significant inputs not observable in the market.  The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved.  We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded in earnings.  Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements.  We utilized discount rates ranging from 4.1% to 17.5% in our calculations of the estimated fair values of our contingent consideration liabilities as of April 30, 2012.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

At each of April 30, 2012 and January 31, 2012, the estimated fair value of our term loan borrowings was $597.0 million. The estimated fair value of the term loan is based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loan.  We consider these inputs to be within Level 3 of the fair value hierarchy, because we cannot reasonably observe activity in the limited market in which participations in our term loan are traded.  The indicative prices provided to us as at each of April 30, 2012 and January 31, 2012 were approximately at par value.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows.  These assets are recorded at fair value only when an impairment charge is recognized.  No such impairment charges were recorded during the three months ended April 30, 2012 and 2011.

11.       DERIVATIVE FINANCIAL INSTRUMENTS

Our primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk, when deemed appropriate. We enter into these contracts in the normal course of business to mitigate risks and not for speculative purposes.

Foreign Currency Forward Contracts

Under our risk management strategy, we periodically use derivative financial instruments to manage our short-term exposures to fluctuations in foreign currency exchange rates.  We utilize foreign exchange forward contracts to hedge certain operational cash flow exposures resulting from changes in foreign currency exchange rates.  These cash flow exposures result from portions of our forecasted operating expenses, primarily compensation and related expenses, which are transacted in currencies other than the U.S. dollar, primarily the Israeli shekel and the Canadian dollar.  We also periodically utilize foreign currency forward contracts to manage exposures resulting from forecasted customer collections to be remitted in currencies other than the applicable functional currency.  Our joint venture, which has a Singapore dollar functional currency, also utilizes foreign exchange forward contracts to manage its exposure to exchange rate fluctuations related to settlements of liabilities denominated in U.S. dollars.  These foreign currency forward contracts are reported at fair value on our condensed consolidated balance sheets and generally have maturities of no longer than twelve months, although occasionally we will execute a contract that extends beyond twelve months, depending upon the nature of the underlying risk.

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

Certain of these foreign currency forward contracts are not designated as hedging instruments under accounting guidance for derivatives, and gains and losses from changes in their fair values are therefore reported in other income (expense), net.  Changes in the fair values of foreign currency forward contracts that are designated and effective as cash flow hedges are recorded net of related tax effects in accumulated other comprehensive income (loss), and are reclassified to the condensed consolidated statements of operations when the effects of the item being hedged are recognized in the condensed consolidated statements of operations.

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consisted only of foreign currency forward contracts with notional amounts of $84.6 million and $94.1 million as of April 30, 2012 and January 31, 2012, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments as of April 30, 2012 and January 31, 2012 were as follows:

	April 30, 2012
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$926	Accrued expenses and other liabilities	$28
Total derivative financial instruments designated as hedging instruments		$926		$28

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$45	Accrued expenses and other liabilities	$5
Total derivative financial instruments not designated as hedging instruments		$45		$5

	January 31, 2012
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$978	Accrued expenses and other liabilities	$227
Total derivative financial instruments designated as hedging instruments		$978		$227

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$303
Total derivative financial instruments not designated as hedging instruments		$—		$303

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedging instruments as of April 30, 2012 and January 31, 2012, and for the three months ended April 30, 2012 and 2011 were as follows:

	Net Gains Recognized in Accumulated Other Comprehensive Loss		Classification of Net Gains (Losses) Reclassified from Other Comprehensive Loss into the Condensed Consolidated	Net Gains (Losses) Reclassified from Other Comprehensive Loss into the Condensed Consolidated Statements of Operations
	April 30,	January 31,	Statements of	Three Months Ended April 30,
(in thousands)	2012	2012	Operations	2012	2011
Foreign currency forward contracts	$778	$666	Operating Expenses	$(206)	$807

There were no gains or losses from ineffectiveness of these hedges recorded for the three months ended April 30, 2012 and 2011.  All of the foreign currency forward contracts underlying the $0.8 million of net gains recorded in our Accumulated Other Comprehensive Loss at April 30, 2012 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Losses recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the three months ended April 30, 2012 and 2011 were as follows:

	Classification in Condensed
	Consolidated Statements of	Three Months Ended April 30,
(in thousands)	Operations	2012	2011
Foreign currency forward contracts	Other income (expense), net	$(140)	$(1,933)
Total		$(140)	$(1,933)

12.  STOCK-BASED COMPENSATION

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three months ended April 30, 2012 and 2011:

	Three Months Ended April 30,
(in thousands)	2012	2011
Cost of revenue - product	$134	$261
Cost of revenue - service and support	590	708
Research and development, net	495	849
Selling, general and administrative	4,492	5,732
Total stock-based compensation expense	$5,711	$7,550

Total stock-based compensation expense by classification was as follows for the three months ended April 30, 2012 and 2011:

	Three Months Ended April 30,
(in thousands)	2012	2011
Equity-classified awards	$4,986	$5,785
Liability-classified awards	725	1,765
Total stock-based compensation expense	$5,711	$7,550

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

The decrease in stock-based compensation expense in the three months ended April 30, 2012, compared to the corresponding period in the prior year, resulted primarily from the impact of a shift in the mix of outstanding restricted stock units from awards with two-year vesting periods to awards with three-year vesting periods and a significant decrease in outstanding phantom stock awards.

Stock Options

We have generally not granted stock options subsequent to January 31, 2006. However, in connection with our acquisition of Vovici on August 4, 2011, stock options to purchase shares of Vovici common stock were converted into stock options to purchase approximately 42,000 shares of our common stock.  Additionally, in connection with our acquisition of Witness on May 25, 2007, stock options to purchase shares of Witness common stock were converted into stock options to purchase approximately 3.1 million shares of our common stock.

Stock option exercises had been suspended during our previous extended filing delay period.  Following our completion of certain delayed SEC filings in June 2010, stock option holders were permitted to resume exercising vested stock options.  During the three months ended April 30, 2012 and 2011, approximately 37,000 and 258,000 common shares were issued pursuant to stock option exercises, respectively, for total proceeds of $0.7 million and $5.2 million, respectively. As of April 30, 2012, we had approximately 1.0 million stock options outstanding, of which all but 27,000 were exercisable as of such date.

Restricted Stock Units and Restricted Stock Awards

We periodically award restricted stock units, as well as shares of restricted stock, to our directors, officers, and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting.

During the three months ended April 30, 2012 and 2011, we granted 1.1 million and 0.9 million restricted stock units, respectively.  Forfeitures of restricted stock units in each period were not significant.  As of April 30, 2012 and 2011, we had 2.4 million and 1.8 million of restricted stock units outstanding, respectively, with weighted-average grant date fair values of $30.44 and $29.17 per unit, respectively.  We did not grant any restricted stock awards during the three months ended April 30, 2012 and 2011, and there were no unvested restricted stock awards outstanding at April 30, 2012.

Restricted stock units granted during the three months ended April 30, 2012 include a provision which allows these awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors.  As of April 30, 2012, settlement of these awards with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards.

As of April 30, 2012, there was approximately $44.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.

Phantom Stock Units

We have periodically issued phantom stock units to certain non-officer employees that settle, or are expected to settle, with cash payments upon vesting.   Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

During the three months ended April 30, 2012 and 2011, grants and forfeitures of phantom stock units were not significant. Total cash payments made upon vesting of phantom stock units were negligible for the three months ended April 30, 2012 and were $7.0 million for the three months ended April 30, 2011.  The total accrued liabilities for phantom stock units were $2.3 million and $1.9 million as of April 30, 2012 and January 31, 2012, respectively.

Stock Bonus Program

In September 2011, our board of directors approved, and in December 2011 revised, a stock bonus program under which eligible employees may receive a portion of their bonus for the year or for the fourth quarter (depending on the employee’s bonus plan) in the form of fully vested shares of our common stock.  As of April 30, 2012, executive officers were not eligible to participate in this program. This program is subject to annual funding approval by our board of directors and an annual cap on the number of shares that can be issued.  Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-day trailing average price of our common stock when the awards are calculated, reduced by a discount to be determined by the board of directors each year.  For the year ended January 31, 2012, our board of directors approved up to 150,000 shares of common stock for awards under this program and a discount of 20%.  To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash.  Obligations under this program are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation.

Shares of common stock earned under this program for the year ended January 31, 2012 are expected to be issued during the three months ended July 31, 2012.  The total accrued liabilities for the stock bonus program were $3.5 million and $3.2 million as of April 30, 2012 and January 31, 2012, respectively.  As of April 30, 2012, funding for this program for the year ending January 31, 2013 has not yet been determined.

13.  RELATED PARTY TRANSACTIONS

During the three months ended April 30, 2012, we paid $0.3 million to Comverse for their assignment to us of user licenses for certain third-party internal-use software.

14.  LEGAL PROCEEDINGS

On March 26, 2009, a motion to approve a class action lawsuit (the “Labor Motion”), and the class action lawsuit itself (the “Labor Class Action”) (Labor Case No. 4186/09), were filed against our subsidiary, Verint Systems Limited (“VSL”), by a former employee of VSL, Orit Deutsch, in the Tel Aviv Labor Court. Ms. Deutsch purports to represent a class of our employees and ex-employees who were granted options to buy shares of Verint and to whom allegedly damages were caused as a result of the blocking of the ability to exercise Verint options by our employees or ex-employees during our previous extended filing delay period. The Labor Class Action seeks compensatory damages for the entire class in an unspecified amount. On July 9, 2009, we filed a motion for summary dismissal and alternatively for the stay of the Labor Motion. On February 8, 2010, the Tel Aviv Labor Court dismissed the case for lack of material jurisdiction and ruled that it would be transferred to the District Court in Tel Aviv. On October 11, 2011, the District Court in Tel Aviv ordered a stay of proceedings until legal proceedings in the United States brought by stockholders of Comverse who have opted-out of Comverse’s recent class action settlement are concluded.  On December 7, 2011, Ms. Deutsch sought, unsuccessfully, to consolidate her action with a related action against Comverse filed by another plaintiff in Israel.  In light of recent developments in the Comverse opt-out proceeding in the United States, Ms. Deutsch and the other Israeli plaintiff filed motions on March 23, 2012 and April 4, 2012, respectively, to (a) consolidate and amend their claims and (b) lift the stay on their proceedings before the District Court in Tel Aviv.  We do not expect to contest this latest motion on procedural grounds and plan to continue to vigorously defend the action after the District Court in Tel Aviv rules on the motion.

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

Revenue adjustments for the three months ended April 30, 2012 and 2011 represent revenue of acquired companies which is included within segment revenue reviewed by the CODM, but not recognizable within GAAP revenue.  These adjustments primarily relate to the acquisition-date excess of the historical carrying value over the fair value of acquired companies’ future maintenance and service performance obligations. As the obligations are satisfied, we report our segment revenue using the historical carrying values of these obligations, which we believe better reflects our ongoing maintenance and service revenue streams, whereby GAAP revenue is reported using the obligations’ acquisition-date fair values.

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the three months ended April 30, 2012 and 2011.  The allocations of goodwill and acquired intangible assets by operating segment appear in Note 4, “Intangible Assets and Goodwill”.

Operating results by segment for the three months ended April 30, 2012 and 2011 were as follows:

	Three Months Ended April 30,
(in thousands)	2012	2011

Revenue:
Enterprise Intelligence
Segment revenue	$111,780	$97,271
Revenue adjustments	(1,953)	—
	109,827	97,271
Video Intelligence
Segment revenue	29,458	30,269
Revenue adjustments	(780)	(235)
	28,678	30,034
Communications Intelligence
Segment revenue	59,001	49,027
Revenue adjustments	(871)	—
	58,130	49,027

Total revenue	$196,635	$176,332

Segment contribution:
Enterprise Intelligence	$47,103	$42,976
Video Intelligence	6,805	7,571
Communications Intelligence	16,815	19,245
Total segment contribution	70,723	69,792

Unallocated expenses, net:
Amortization of acquired intangible assets	9,982	8,196
Stock-based compensation	5,711	7,550
Other unallocated expenses	34,047	35,212
Total unallocated expenses, net	49,740	50,958
Operating income	20,983	18,834
Other expense, net	(6,954)	(15,770)
Income before provision for income taxes	$14,029	$3,064

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is provided to assist readers in understanding our financial condition, results of operations, and cash flows.  This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2012 and our unaudited condensed consolidated financial statements and notes thereto contained in this report.  This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward-Looking Statements”.

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

Critical Accounting Policies and Estimates

Note 1, “Summary of Significant Accounting Policies” to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2012 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this report.  The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2012, and include the following:

•                  Revenue recognition;

•                  Accounting for business combinations;

•                  Impairment of goodwill and other intangible assets;

•                  Accounting for income taxes;

•                  Contingencies;

•                  Accounting for stock-based compensation; and

•                  Allowance for doubtful accounts.

We did not identify any significant changes to our critical accounting policies and estimates during the three months ended April 30, 2012.

Results of Operations

Seasonality and Cyclicality

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors. Our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter. Moreover, revenue and operating income in the first quarter of a new year may be lower than in the fourth quarter of the preceding year, potentially by a significant margin. In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that these seasonal and cyclical factors primarily reflects customer spending patterns and budget cycles, as well as the impact of incentive compensation plans for our sales personnel. While seasonal and cyclical factors such as these are common in the software and technology industry, this pattern should not be considered a reliable indicator of our future revenue or financial performance.  Many other factors, including general economic conditions, may also have an impact on our business and financial results.

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three months ended April 30, 2012, and 2011:

	Three Months Ended April 30,
(in thousands, except per share data)	2012	2011
Revenue	$196,635	$176,332
Operating income	$20,983	$18,834
Net income (loss) attributable to Verint Systems Inc. common shares	$6,291	$(3,661)
Net income (loss) per share attributable to Verint Systems Inc.:
Basic	$0.16	$(0.10)
Diluted	$0.16	$(0.10)

Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Our revenue increased approximately 12%, or $20.3 million, to $196.6 million in the three months ended April 30, 2012 from $176.3 million in three months ended April 30, 2011.  In our Enterprise Intelligence segment, revenue increased approximately 13%, or $12.5 million, to $109.8 million in the three months ended April 30, 2012 from $97.3 million in the three months ended April 30, 2011.  The increase consisted of a $9.1 million increase in service and support revenue and a $3.4 million increase in product revenue.  In our Communications Intelligence segment, revenue increased approximately 19%, or $9.1 million, to $58.1 million in the three months ended April 30, 2012 from $49.0 million in the three months ended April 30, 2011.  The increase consisted of a $6.7 million increase in product revenue and a $2.4 million increase in service and support revenue. In our Video Intelligence segment, revenue decreased approximately 5%, or $1.3 million, to $28.7 million in the three months ended April 30, 2012 from $30.0 million in the three months ended April 30, 2011, due primarily to a decrease in product revenue.  For more details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, EMEA, and the Asia-Pacific region (“APAC”) represented approximately 52%, 26%, and 22% of our total revenue, respectively, in the three months ended April 30, 2012, compared to approximately 50%, 27%, and 23%, respectively, in the three months ended April 30, 2011.

Operating income was $21.0 million in the three months ended April 30, 2012 compared to $18.8 million in the three months ended April 30, 2011.  The increase in operating income was primarily due to an increase in gross profit of $7.3 million to $128.3 million, from $121.0 million, partially offset by an increase in operating expenses of $5.2 million to $107.3 million, from $102.1 million.  The increase in gross profit was primarily due to increased gross profit in our Enterprise Intelligence segment.  The increase in operating expenses was primarily due to a $2.0 million increase in net research and development expenses due primarily to an increase in employee headcount, and an increase in selling, general and administrative expense due primarily to increased employee compensation and related expense, increased employee travel expense, and increased contractor costs. These increases were partially offset by decreases in the change in fair value of our contingent consideration arrangements and stock-based compensation expense.   Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $6.3 million, and diluted net income per common share was $0.16, in the three months ended April 30, 2012 compared to a net loss attributable to Verint Systems Inc. common shares of $3.7 million, and diluted net loss per common share of $0.10, in the three months ended April 30, 2011.  The increase in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the three months ended April 30, 2012 was primarily due to our increased operating income, as described above, and a decrease in total other expense, net, due primarily to an $8.1 million loss upon termination of our Prior Credit Agreement and repayment of the prior term loan recognized during the three months ended April 30, 2011.  There were no such losses recognized during the three months ended April 30, 2012.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the three months ended April 30, 2012 to average exchange rates for the three months ended April 30, 2011, the U.S. dollar strengthened relative to the British pound sterling, euro, Israeli shekel, and Brazilian real, which are the major foreign currencies in which we transacted business, resulting in decreases in our revenue, cost of revenue and operating expenses on a dollar-denominated basis.  For the three months ended April 30, 2012, had foreign exchange rates remained unchanged from rates in effect for the three months ended April 30, 2011, our revenue would have been approximately $2.4 million higher and our cost of revenue and operating expenses would have been approximately $2.9 million higher, which would have resulted in a $0.5 million decrease in operating income.

As of April 30, 2012, we employed approximately 3,200 employees, including part-time employees and certain contractors, as compared to approximately 2,800 employees as of April 30, 2011.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the three months ended April 30, 2012 and 2011:

	Three Months Ended April 30,		% Change
(in thousands)	2012	2011	2012 - 2011
Enterprise Intelligence	$109,827	$97,271	13%
Video Intelligence	28,678	30,034	(5%)
Communications Intelligence	58,130	49,027	19%
Total revenue	$196,635	$176,332	12%

Enterprise Intelligence Segment

Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011.  Enterprise Intelligence revenue increased approximately 13%, or $12.5 million, to $109.8 million in the three months ended April 30, 2012 from $97.3 million in the three months ended April 30, 2011.  The increase consisted of a $9.1 million increase in service and support revenue and a $3.4 million increase in product revenue.  The increase in service and support revenue is due primarily to an increase in our customer install base and the related support revenue generated from this customer base during the three months ended April 30, 2012 and, to a lesser extent, acquisitions in our Enterprise Intelligence segment (primarily Vovici) that were consummated subsequent to April 30, 2011.  The increase in product revenue is due to continued growth of sales to existing and new customers.

Video Intelligence Segment

Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Video Intelligence revenue decreased approximately 5%, or $1.3 million, to $28.7 million in the three months ended April 30, 2012 from $30.0 million in the three months ended April 30, 2011.  The decrease was primarily attributable to a $1.4 million decrease in product revenue due primarily to a reduction in volume of product deliveries to a large existing customer, partially offset by an increase in product deliveries to other customers, in the three months ended April 30, 2012.

Communications Intelligence Segment

Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011.  Communications Intelligence revenue increased approximately 19%, or $9.1 million, to $58.1 million in the three months ended April 30, 2012 from $49.0 million in the three months ended April 30, 2011.  The increase consisted of a $6.7 million increase in product revenue and a $2.4 million increase in service and support revenue.  The increase in product revenue was due to an increase in progress on projects being accounted for under the Percentage of Completion method, some of which commenced in the previous fiscal year. In addition, there was an increase in product deliveries to customers.  The increase in service and support revenue is primarily attributable to the progress realized during the current-year period on projects recognized using the Percentage of Completion method, some of which commenced in the previous fiscal year.

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

Revenue by Product Revenue and Service and Support Revenue

We derive and report our revenue in two categories: (a) product revenue, including sale of hardware products (which include software that works together with the hardware to deliver the product’s essential functionality) and licensing of software products, and (b) service and support revenue, including revenue from installation services, post-contract customer support, project management, hosting services, software as a service, or “SaaS”, product warranties, and training services.  For multiple-element arrangements for which we are unable to establish vendor-specific objective evidence, or “VSOE”, of one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement’s revenue into product revenue and service and support revenue.

The following table sets forth product revenue and service and support revenue for the three months ended April 30, 2012 and 2011:

	Three Months Ended April 30,		% Change
(in thousands)	2012	2011	2012 - 2011
Product revenue	$91,999	$83,278	10%
Service and support revenue	104,636	93,054	12%
Total revenue	$196,635	$176,332	12%

Product Revenue

Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011.  Product revenue increased approximately 10%, or $8.7 million, to $92.0 million for the three months ended April 30, 2012 from $83.3 million for the three months ended April 30, 2011 due to increases in product revenue in our Enterprise Intelligence and Communications Intelligence segments of $3.4 million and $6.7 million, respectively, partially offset by a $1.4 million decrease in our Video Intelligence segment.  For additional information see “— Revenue by Operating Segment”.

Service and Support Revenue

Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011.  Service and support revenue increased approximately 12%, or $11.5 million, to $104.6 million for the three months ended April 30, 2012 from $93.1 million for the three months ended April 30, 2011.  The increase was primarily attributable to increases of $9.1 million and $2.4 million in our Enterprise Intelligence and Communications Intelligence segments, respectively.  For additional information see “— Revenue by Operating Segment”.

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology and backlog for the three months ended April 30, 2012 and 2011:

	Three Months Ended April 30,		% Change
(in thousands)	2012	2011	2012 - 2011
Cost of product revenue	$30,892	$22,531	37%
Cost of service and support revenue	33,652	30,168	12%
Amortization of acquired technology and backlog	3,784	2,650	43%
Total cost of revenue	$68,328	$55,349	23%

Cost of Product Revenue

Cost of product revenue primarily consists of hardware material costs and royalties due to third parties for software components that are embedded in our software solutions. When revenue is deferred, we also defer hardware material costs and third-party software royalties and recognize those costs over the same period that the product revenue is recognized. Cost of product revenue also includes amortization of capitalized software development costs, employee compensation and related expenses associated with our global operations, facility costs, and other allocated overhead expenses. In our Communications Intelligence segment, cost of product revenue also includes employee compensation and related expenses, contractor and consulting expenses, and travel expenses, in each case for resources dedicated to project management and associated product delivery.

Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011.  Cost of product revenue increased approximately 37% to $30.9 million in the three months ended April 30, 2012 from $22.5 million in the three months ended April 30, 2011.  Our overall product gross margins decreased to 66% in the three months ended April 30, 2012 from 73% in the three months ended April 30, 2011.  Product gross margins in our Communications Intelligence segment decreased to 58% for the three months ended April 30, 2012 from 75% in the three months ended April 30, 2011 as a result of lower profit margins on projects recognized in the three months ended April 30, 2012 as compared to the three months ended April 30, 2011 due to an increase in projects requiring customized implementation services, which carry lower gross margins than our standard implementation services, as well as a change in product mix.  Product gross margins in our Enterprise Intelligence segment decreased to 88% in the three months ended April 30, 2012 from 90% in the three months ended April 30, 2011 primarily as a result of a change in product mix.  Product gross margins in our Video Intelligence segment were 60% in each of the three months ended April 30, 2012 and 2011.

Cost of Service and Support Revenue

Cost of service and support revenue primarily consists of employee compensation and related expenses, contractor costs, and travel expenses relating to installation, training, consulting, and maintenance services. Cost of service and support revenue also includes stock-based compensation expenses, facility costs, and other overhead expenses. In accordance with GAAP and our accounting policy, the cost of revenue associated with the services is generally expensed as incurred in the period in which the services are performed, with the exception of certain transactions accounted for under the Percentage of Completion Method.

Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011.  Cost of service and support revenue increased approximately 12% to $33.7 million in the three months ended April 30, 2012 from $30.2 million in the three months ended April 30, 2011.  Employee compensation and related expenses increased $3.6 million, primarily driven by a $2.8 million increase in our Enterprise Intelligence segment and a $0.4 million increase in our Communication Intelligence segment, reflecting an increase in employee headcount required to deliver the increased implementation services.  Our overall service and support gross margins were consistent at 68% in each of the three months ended April 30, 2012 and 2011.

Amortization of Acquired Technology and Backlog

Amortization of acquired technology and backlog consists of amortization of technology assets and customer backlog acquired in connection with business combinations.

Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011.  Amortization of acquired technology and backlog increased approximately 43% to $3.8 million in the three months ended April 30, 2012, from $2.6 million in the three months ended April 30, 2011 primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the year ended January 31, 2012, subsequent to April 30, 2011.  Further discussion regarding our business combinations appears in Note 3, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1.

Research and Development, Net

Research and development expenses consist primarily of personnel and subcontracting expenses, facility costs, and other allocated overhead, net of certain software development costs that are capitalized as well as reimbursements under government programs. Software development costs are capitalized upon the establishment of technological feasibility and continue to be capitalized through the general release of the related software product.

The following table sets forth research and development, net for the three months ended April 30, 2012 and 2011:

	Three Months Ended April 30,		% Change
(in thousands)	2012	2011	2012 - 2011
Research and development, net	$28,403	$26,368	8%

Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011.  Research and development, net increased approximately 8%, or $2.0 million, to $28.4 million in the three months ended April 30, 2012 from $26.4 million in the three months ended April 30, 2011.  Employee compensation and related expenses increased $2.8 million, which was attributable to an increase in employee headcount.  This increase was partially offset by a $0.7 million increase in research and development reimbursements from government programs due primarily to new programs approved by the Office of the Chief Scientist of Israel received during the three months ended April 30, 2012.  We also recorded a $0.4 million decrease in stock-based compensation resulting from a decrease in the number of outstanding stock based compensation arrangements accounted for as liability awards and lower average amounts of outstanding restricted stock units compared to the three months ended April 30, 2011, in each case associated with our research and development employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three months ended April 30, 2012 and 2011:

	Three Months Ended April 30,		% Change
(in thousands)	2012	2011	2012 - 2011
Selling, general and administrative	$72,723	$70,235	4%

Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011.  Selling, general and administrative expenses increased approximately 4%, or $2.5 million, to $72.7 million in the three months ended April 30, 2012 from $70.2 million in the three months ended April 30, 2011.   Employee compensation and related expenses and travel expenses increased $5.8 million and $1.0 million, respectively, primarily due to an increase in employee headcount. Contractor costs increased $1.4 million primarily due to increased use of contractors resulting from prior-year acquisitions in our Communications Intelligence segment.  These increases were partially offset by a net $5.0 million decrease in the change in fair value of contingent consideration arrangements and a $1.2 million decrease in stock-based compensation expense primarily due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards and lower average amounts of outstanding restricted stock units compared to the three months ended April 30, 2011.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names and non-compete agreements.

The following table sets forth amortization of other acquired intangible assets for the three months ended April 30, 2012 and 2011:

	Three Months Ended April 30,		% Change
(in thousands)	2012	2011	2012 - 2011
Amortization of other acquired intangible assets	$6,198	$5,546	12%

Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011.  Amortization of other acquired intangible assets increased approximately 12% to $6.2 million in the three months ended April 30, 2012 from $5.5 million in the three months ended April 30, 2011 primarily due to an increase in amortization associated with business combinations that closed during the year ended January 31, 2012, subsequent to April 30, 2011.  Further discussion regarding our business combinations appears in Note 3, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1.

Other Income (Expense), Net

The following table sets forth total other expense, net for the three months ended April 30, 2012 and 2011:

	Three Months Ended April 30,		% Change
(in thousands)	2012	2011	2012 - 2011
Interest income	$130	$148	(12%)
Interest expense	(7,718)	(8,794)	(12%)
Loss on extinguishment of debt	—	(8,136)	*
Other income (expense):
Foreign currency gains (losses)	835	2,991	(72%)
Losses on derivatives	(140)	(1,933)	(93%)
Other, net	(61)	(46)	33%
Total other income (expense)	634	1,012	(37%)
Total other expense, net	$(6,954)	$(15,770)	(56%)

* Percentage is not meaningful.

Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011. Total other expense, net, decreased by $8.8 million, to $7.0 million in the three months ended April 30, 2012 from $15.8 million in the three months ended April 30, 2011.  Interest expense decreased to $7.7 million in the three months ended April 30, 2012 from $8.8 million in the three months ended April 30, 2011 primarily due to lower interest rates on our borrowings associated with our new Credit Agreement, which was effective in April 2011, compared to interest incurred under our Prior Credit Agreement.  We recorded a $0.8 million gain on foreign currency in the three months ended April 30, 2012 compared to a $3.0 million gain in the three months ended April 30, 2011.  Foreign currency gains in the three months ended April 30, 2012 resulted primarily from the weakening of the U.S. dollar against the British pound sterling, euro, and Singapore dollar during such period, which resulted in gains on U.S. dollar-denominated net liabilities in certain entities which use those functional currencies.

In the three months ended April 30, 2012, there was a net loss on derivative financial instruments (not designated as hedging instruments) of $0.1 million, compared to a loss of $1.9 million on such instruments for the three months ended April 30, 2011.  The losses in both periods were primarily attributable to losses on foreign currency forward contracts due to the weakening of the U.S. dollar against the Singapore dollar and euro during such periods, with a greater weakening occurring during the three months ended April 30, 2011.

During the three months ended April 30, 2011, we recorded an $8.1 million loss upon termination of our Prior Credit Agreement and repayment of the prior term loan.  There were no such losses recognized during the three months ended April 30, 2012.  Further discussion regarding our credit agreements appears in Note 5, “Long-term Debt” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three months ended April 30, 2012 and 2011:

	Three Months Ended April 30,		% Change
(in thousands)	2012	2011	2012 - 2011
Provision for income taxes	$2,399	$1,509	59%

Three Months Ended April 30, 2012 compared to Three Months Ended April 30, 2011.  Our effective tax rate was 17.1% for the three months ended April 30, 2012, compared to 49.2% for the three months ended April 30, 2011.  The difference in the effective income tax rate resulted primarily from the mix and levels of income and losses by jurisdiction.  For the three months ended April 30, 2012, the income generated in foreign jurisdictions, taxed at rates lower than the U.S. federal statutory rate, was higher than domestic losses where we maintain a valuation allowance and did not record a tax benefit.  The result was an income tax provision of $2.4 million on $14.0 million of pre-tax income, an effective tax rate of 17.1%.  For the three months ended April 30, 2011, foreign income was slightly higher than domestic losses. The result was an income tax provision of $1.5 million on $3.1 million of pre-tax income, which represents an effective rate of 49.2%. The comparison of our effective tax rates between periods is impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, amount of permanent book to tax differences, the impact of unrecognized tax benefits, and the effects of valuation allowances on certain loss jurisdictions.

Backlog

The delivery cycles of most of our products are generally very short, ranging from days to several months, with the exception of certain projects with multiple deliverables over longer periods of time. Therefore, we do not view backlog as a meaningful indicator of future business activity and do not consider it a meaningful financial metric for evaluating our business.

Liquidity and Capital Resources

Overview

Our primary source of cash is the collection of proceeds from the sale of products and services to our customers, including cash periodically collected in advance of delivery or performance.

In April 2011, we entered into our new Credit Agreement and terminated our Prior Credit Agreement. The new Credit Agreement includes a term loan facility, with an outstanding balance of $595.5 million at April 30, 2012, and a $170.0 million revolving line of credit, which was unused at April 30, 2012.  Further discussion of our credit agreements appears below, under “Credit Agreements”.

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

Although we did not execute any business acquisitions during the three months ended April 30, 2012, we have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We have used cash as consideration for substantially all of our historical business acquisitions, including $109.8 million of net cash expended for business acquisitions during the year ended January 31, 2012.  To the extent that we continue this strategy, our future cash requirements and liquidity may be impacted. We may utilize external capital sources, including debt and equity, to supplement our internally generated sources of liquidity as necessary and if available.  We also may consider initiatives to modify the debt and equity components of our current capitalization, as we did in April 2011 by entering into our new Credit Agreement and terminating our Prior Credit Agreement.

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

The following table sets forth, as of April 30, 2012 and January 31, 2012, cash and cash equivalents, preferred stock and long-term debt:

	April 30,	January 31,
(in thousands)	2012	2012
Cash and cash equivalents	$189,832	$150,662
Preferred stock (at carrying value)	$285,542	$285,542
Long-term debt	$589,392	$591,151

At April 30, 2012, our cash and cash equivalents totaled $189.8 million, an increase of $39.2 million from $150.6 million at January 31, 2012.   We generated $47.5 million of operating cash flow during the three months ended April 30, 2012, which was partially offset by $8.9 million of cash used in investing and financing activities during this period.  Further discussion of these items appears below.

Statements of Cash Flows

The following table summarizes selected items from our statements of cash flows for the three months ended April 30, 2012 and 2011:

	Three Months Ended April 30,
(in thousands)	2012	2011
Net cash provided by operating activities	$47,532	$19,294
Net cash used in investing activities	(6,440)	(15,448)
Net cash provided by (used in) financing activities	(2,507)	2,502
Effect of exchange rate changes on cash and cash equivalents	585	3,104
Net increase in cash and cash equivalents	$39,170	$9,452

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, adjusted for non-cash items, and working capital changes. Operating activities generated $47.5 million of net cash during the three months ended April 30, 2012, compared to $19.3 million generated during the three months ended April 30, 2011.  The improved operating cash flow in the current-year period resulted primarily from higher accounts receivable collections and customer deposits, compared to the three months ended April 30, 2011.  In addition, interest payments were $6.8 million in the three months ended April 30, 2012, compared to $13.0 million in the prior-year period, resulting from the timing of the periodic interest payments on our term loan.

Net Cash Used in Investing Activities

During the three months ended April 30, 2012, our investing activities used $6.4 million of net cash, including $5.2 million of payments for property, equipment, and capitalized software development costs.  We also made a $0.7 million payment during this period representing a post-closing adjustment to the purchase price of a January 2012 business acquisition.  Investing activities for the three months ended April 30, 2011 used $15.4 million of net cash, including $12.0 million paid for a business combination and $4.2 million of payments for property, equipment, and capitalized software development costs.

Currently, we have no significant commitments for capital expenditures.

Net Cash Provided by (Used in) Financing Activities

During the three months ended April 30, 2012, our financing activities used $2.5 million of net cash.  There were no significant financing activity transactions during this period.

During the three months ended April 30, 2011, our financing activities provided $2.5 million of net cash. During this period, we borrowed $597.0 million under our new Credit Agreement (consisting of gross borrowings of $600.0 million, reduced by a $3.0 million original issuance discount), repaid $583.2 million of outstanding borrowings under our Prior Credit Agreement, and paid $14.0 million of related debt issuance costs. The net impact of this activity on cash was therefore approximately neutral for this period. We also received $5.1 million of proceeds from exercises of stock options during the three months ended April 30, 2011.

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

Credit Agreements

In May 2007, we entered into a $675.0 million secured credit agreement comprised of a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving line of credit. The borrowing capacity under the revolving line of credit was increased to $75.0 million in July 2010.

In April 2011, we entered into our new Credit Agreement and concurrently terminated the Prior Credit Agreement.  The Credit Agreement provides for $770.0 million of secured credit facilities, comprised of a $600.0 million term loan maturing in October 2017 and a $170.0 million revolving credit facility maturing in April 2016, subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the Credit Agreement.

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

The Credit Agreement requires us to make term loan principal payments of $1.5 million per quarter through August 2017, beginning in August 2011, with the remaining balance due in October 2017. Optional prepayments of the loans are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates.  The loans are also subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flow (as defined in the Credit Agreement), and certain other events. Prepayments are applied first to the eight immediately following scheduled term loan principal payments, then pro rata to other remaining scheduled term loan principal payments, if any, and thereafter as otherwise provided in the Credit Agreement.

Obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and certain foreign subsidiaries that have elected to be disregarded for U.S. tax purposes and are secured by security interests in substantially all of our and their assets, subject to certain exceptions detailed in the Credit Agreement and related ancillary documentation.

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, and also contains a financial covenant that requires us to maintain a Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio until July 31, 2013 of no greater than 5.00 to 1 and thereafter of no greater than 4.50 to 1.  At April 30, 2012, our consolidated leverage ratio was approximately 2.7 to 1 compared to a permitted consolidated leverage ratio of 5.00 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $80.0 million the minimum EBITDA required to satisfy the leverage ratio covenant given our outstanding debt as of such date.

The Credit Agreement provides for customary events of default with corresponding grace periods. Upon an event of default, all of our indebtedness under the Credit Agreement may be declared immediately due and payable, and the lenders’ commitments to provide loans under the Credit Agreement may be terminated.

Convertible Preferred Stock

Our capitalization includes convertible preferred stock originally issued in May 2007 which, as of April 30, 2012, has a carrying value of $285.5 million and a liquidation preference and redemption value of $355.4 million.  All of the convertible preferred stock was originally issued to, and continues to be held by, Comverse.

Further details regarding the convertible preferred stock’s various rights and preferences, including dividend and conversion rights, appear in Note 7, “Convertible Preferred Stock” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1.

Contractual Obligations

Our Annual Report on Form 10-K for the year ended January 31, 2012 includes a table summarizing our contractual obligations of approximately $877 million as of January 31, 2012, including approximately $749 million for long-term debt obligations, including projected future interest. That table appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report.  We believe that our contractual obligations and commercial commitments did not materially change during the three months ended April 30, 2012.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former shareholders of the acquired companies based upon achievement of performance targets following the acquisition dates.  Although we did not complete any business combinations during the three months ended April 30, 2012, we completed seven business combinations during the year ended January 31, 2012, all of which included contingent cash consideration arrangements.  Please refer to Note 3, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 for information regarding our business combinations.

As of April 30, 2012, potential future cash payments under contingent consideration arrangements total $73.3 million, the estimated fair value of which was $33.9 million, of which $21.9 million is included within accrued expenses and other current liabilities, and $12.0 million is included within other liabilities. The performance periods associated with these potential payments extend through January 2015.

Off Balance Sheet Arrangements

As of April 30, 2012, we do not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2012 provides detailed quantitative and qualitative discussions of the market risks affecting our operations.  We believe that our market risk profile did not materially change during the three months ended April 30, 2012.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2012, our disclosure controls and procedures were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended April 30, 2012, we determined, with the participation of our Chief Executive Officer and Chief Financial Officer, that there were no changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.             OTHER INFORMATION

Item 1.             Legal Proceedings

See Note 14, “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 for information regarding our legal proceedings.

Item 1A.          Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2012, which could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us, however. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share(or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
February 1 –February 29, 2012	—		—	—	—
March 1 – March 31, 2012	—		—	—	—
April 1 – April 30, 2012	11,911	(3)	$30.98	—	—
Total	11,911		$30.98	—	—

(1) These shares were purchased in-open market transactions.  None of these shares were purchased as a part of a publicly announced stock repurchase plan or program.

(2) Represents the approximate weighted-average price paid per share.

(3) As previously disclosed, in connection with the resumption of option exercises following the conclusion of our previous extended filing delay period and the vesting of restricted stock units after the relisting of our common stock on The NASDAQ Global Market, during the summer of 2010, we issued up to an aggregate of approximately 135,000 equity securities to certain current and former employees and a former director in transactions that did not involve public offerings and that were made in reliance on available exemptions from registration under the Securities Act of 1933. In April 2012, we repurchased 2,250 of these securities.  The remaining 9,661 securities disclosed in the table were withheld from executive officers in satisfaction of their obligation to fund applicable tax withholding in connection with the delivery of shares under previously vested restricted stock units during a company-imposed trading blackout.

Item 3.             Defaults upon Senior Securities

None.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

None.

Item 6.             Exhibits

The following exhibit list includes exhibits that we entered into or that became effective during the three months ended April 30, 2012:

Number	Description	Filed Herewith / Incorporated by Reference from

10.1	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2012*	Form 10-K filed on April 2, 2012
10.2	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2012*	Form 10-K filed on April 2, 2012
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith
101.INS**	XBRL Instance Document	Filed Herewith
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

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

VERINT SYSTEMS INC.

June 6, 2012	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

June 6, 2012	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)