Form 10-Q
period 2012-07-31
VERINT SYSTEMS INC
filed 2012-09-06
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

There were 39,772,905 shares of the registrant’s common stock outstanding on August 15, 2012.

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

•
risks associated with the planned merger (the "Merger") with our controlling stockholder, Comverse Technology, Inc. ("CTI"), pursuant to the terms and conditions of the Agreement and Plan of Merger we executed on August 12, 2012 (the “Merger Agreement”), including risks associated with our and CTI's ability to satisfy the conditions and terms of the Merger, and to execute the Merger in the estimated timeframe, or at all, and the issuance of shares of our common stock in connection with the Merger;

•	uncertainties regarding the expected benefits of the Merger;

•
risks arising as a result of unknown or unexpected CTI obligations or liabilities assumed upon completion of the Merger, or as a result of parties obligated to provide us with indemnification being unwilling or unable to stand behind such obligations;

•	risks associated with any litigation against us or our directors or officers that we may face, or any litigation against counterparties that we may inherit, in connection with the proposed Merger;

•	uncertainties regarding the tax consequences of the Merger;

•	risks associated with CTI's ability to control our board of directors and the outcome of matters submitted for stockholder action;

•	risks associated with being a consolidated subsidiary of CTI and formerly part of CTI's consolidated tax group;

•	risks due to aggressive competition in all of our markets, including with respect to maintaining margins and sufficient levels of investment in our business;

•	risks created by the continued consolidation of our competitors or the introduction of large competitors in our markets with greater resources than we have;

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

ii

lapses, or with information technology system failures or disruptions;

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

These risks, uncertainties and challenges, as well as other factors, are discussed in greater detail in “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q and Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2012. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

iii

PART I. FINANCIAL INFORMATION

 Item 1.     Financial Statements.
VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
July 31, 2012 and January 31, 2012
(Unaudited)

(in thousands, except share and per share data)	July 31, 2012	January 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$173,250	$150,662
Restricted cash and bank time deposits	10,750	12,863
Accounts receivable, net	167,616	154,753
Inventories	10,000	14,414
Deferred cost of revenue	4,454	11,951
Prepaid expenses and other current assets	52,072	56,047
Total current assets	418,142	400,690
Property and equipment, net	32,142	28,289
Goodwill	825,069	828,758
Intangible assets, net	162,898	184,230
Capitalized software development costs, net	6,217	5,846
Long-term deferred cost of revenue	8,252	13,285
Other assets	34,566	38,497
Total assets	$1,487,286	$1,499,595

Liabilities, Preferred Stock, and Stockholders' Equity
Current Liabilities:
Accounts payable	$49,231	$49,441
Accrued expenses and other current liabilities	165,935	168,947
Current maturities of long-term debt	6,292	6,228
Deferred revenue	146,163	156,772
Liabilities to affiliates	1,553	1,760
Total current liabilities	369,174	383,148
Long-term debt	587,675	591,151
Long-term deferred revenue	16,673	25,987
Other liabilities	51,768	69,472
Total liabilities	1,025,290	1,069,758
Preferred Stock - $0.001 par value; authorized 2,500,000 shares. Series A convertible preferred stock; 293,000 shares issued and outstanding; aggregate liquidation preference and redemption value of $358,869 at July 31, 2012.	285,542	285,542
Commitments and Contingencies
Stockholders' Equity:
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 40,074,000 and 39,265,000 shares; outstanding 39,772,000 and 38,982,000 shares as of July 31, 2012 and January 31, 2012, respectively.	40	40
Additional paid-in capital	569,555	554,351
Treasury stock, at cost - 302,000 and 283,000 shares as of July 31, 2012 and January 31, 2012, respectively.	(8,013)	(7,466)
Accumulated deficit	(335,122)	(357,764)
Accumulated other comprehensive loss	(55,178)	(47,736)
Total Verint Systems Inc. stockholders' equity	171,282	141,425
Noncontrolling interest	5,172	2,870
Total stockholders' equity	176,454	144,295
Total liabilities, preferred stock, and stockholders' equity	$1,487,286	$1,499,595

See notes to condensed consolidated financial statements.
VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months Ended July 31, 2012 and 2011
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2012	2011	2012	2011
Revenue:
Product	$101,990	$100,423	$193,989	$183,701
Service and support	110,436	94,536	215,072	187,590
Total revenue	212,426	194,959	409,061	371,291
Cost of revenue:
Product	36,382	33,214	67,274	55,745
Service and support	35,954	33,210	69,606	63,378
Amortization of acquired technology and backlog	3,644	2,685	7,428	5,335
Total cost of revenue	75,980	69,109	144,308	124,458
Gross profit	136,446	125,850	264,753	246,833
Operating expenses:
Research and development, net	30,195	26,808	58,598	53,176
Selling, general and administrative	73,953	72,217	146,676	142,452
Amortization of other acquired intangible assets	6,035	5,415	12,233	10,961
Total operating expenses	110,183	104,440	217,507	206,589
Operating income	26,263	21,410	47,246	40,244
Other income (expense), net:
Interest income	124	146	254	294
Interest expense	(7,867)	(7,857)	(15,585)	(16,651)
Loss on extinguishment of debt	—	—	—	(8,136)
Other income (expense), net	(483)	738	151	1,750
Total other expense, net	(8,226)	(6,973)	(15,180)	(22,743)
Income before provision for income taxes	18,037	14,437	32,066	17,501
Provision for income taxes	4,772	3,163	7,171	4,672
Net income	13,265	11,274	24,895	12,829
Net income attributable to noncontrolling interest	658	799	2,253	2,466
Net income attributable to Verint Systems Inc.	12,607	10,475	22,642	10,363
Dividends on preferred stock	(3,868)	(3,707)	(7,612)	(7,256)
Net income attributable to Verint Systems Inc. common shares	$8,739	$6,768	$15,030	$3,107

Net income per common share attributable to Verint Systems Inc.
Basic	$0.22	$0.18	$0.38	$0.08
Diluted	$0.22	$0.17	$0.38	$0.08

Weighted-average common shares outstanding
Basic	39,712	38,557	39,392	37,984
Diluted	40,072	39,377	39,938	39,239

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
Three and Six Months Ended July 31, 2012 and 2011
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2012	2011	2012	2011
Net income	$13,265	$11,274	$24,895	$12,829
Other comprehensive income, before income taxes and net of reclassification adjustments:
Foreign currency translation adjustments	(9,396)	(3,922)	(4,381)	5,315
Net unrealized gains (losses) on derivative financial instruments designated as hedges	(3,486)	(1,185)	(3,340)	557
Other comprehensive income, before benefit from income taxes	383	6,167	17,174	18,701
Benefit from income taxes, related to items of other comprehensive income	(362)	(46)	(328)	(4)
Comprehensive income	745	6,213	17,502	18,705
Comprehensive income attributable to noncontrolling interest	603	906	2,302	2,637
Comprehensive income attributable to Verint Systems Inc.	$142	$5,307	$15,200	$16,068

See notes to condensed consolidated financial statements.
VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Six Months Ended July 31, 2012 and 2011
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interest
Balances as of January 31, 2011	37,089	$38	$519,834	$(6,639)	$(394,757)	$(42,069)	$76,407	$1,280	$77,687
Net income	—	—	—	—	10,363	—	10,363	2,466	12,829
Other comprehensive income	—	—	—	—	—	5,705	5,705	171	5,876
Stock-based compensation expense	—	—	11,640	—	—	—	11,640	—	11,640
Exercises of stock options	432	—	8,685	—	—	—	8,685	—	8,685
Common stock issued for stock awards	1,289	1	(1)	—	—	—	—	—	—
Purchases of treasury stock	(23)	—	—	(827)	—	—	(827)	—	(827)
Tax effects from stock award plans	—	—	586	—	—	—	586	—	586
Balances as of July 31, 2011	38,787	$39	$540,744	$(7,466)	$(384,394)	$(36,364)	$112,559	$3,917	$116,476

Balances as of January 31, 2012	38,982	$40	$554,351	$(7,466)	$(357,764)	$(47,736)	$141,425	$2,870	$144,295
Net income	—	—	—	—	22,642	—	22,642	2,253	24,895
Other comprehensive loss	—	—	—	—	—	(7,442)	(7,442)	49	(7,393)
Stock-based compensation expense	—	—	10,472	—	—	—	10,472	—	10,472
Exercises of stock options	59	—	1,013	—	—	—	1,013	—	1,013
Common stock issued for stock awards and stock bonuses	752	—	3,764	—	—	—	3,764	—	3,764
Purchases of treasury stock	(21)	—	—	(615)	—	—	(615)	—	(615)
Treasury stock retired	—	—	(68)	68	—	—	—	—	—
Tax effects from stock award plans	—	—	23	—	—	—	23	—	23
Balances as of July 31, 2012	39,772	$40	$569,555	$(8,013)	$(335,122)	$(55,178)	$171,282	$5,172	$176,454

See notes to condensed consolidated financial statements.
VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended July 31, 2012 and 2011
(Unaudited)

	Six Months Ended July 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$24,895	$12,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,265	25,539
Stock-based compensation - equity portion	10,994	11,640
Non-cash (gains) losses on derivative financial instruments, net	(131)	1,907
Loss on extinguishment of debt	—	8,136
Other non-cash items, net	(6,123)	3,294
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(13,295)	(4,491)
Inventories	3,599	(2,860)
Deferred cost of revenue	12,292	5,692
Prepaid expenses and other assets	5,022	(3,417)
Accounts payable and accrued expenses	(7,528)	(16,207)
Deferred revenue	(18,315)	(10,432)
Other, net	(424)	(3,792)
Net cash provided by operating activities	39,251	27,838

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(660)	(11,958)
Purchases of property and equipment	(6,180)	(6,715)
Settlements of derivative financial instruments not designated as hedges	(266)	(1,178)
Cash paid for capitalized software development costs	(2,298)	(1,662)
Change in restricted cash and bank time deposits	1,811	(1,883)
Other investing activities	—	(1,230)
Net cash used in investing activities	(7,593)	(24,626)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	—	597,000
Repayments of borrowings and other financing obligations	(3,486)	(583,786)
Payments of debt issuance and other debt-related costs	(159)	(15,034)
Proceeds from exercises of stock options	1,395	8,716
Purchases of treasury stock	(615)	(827)
Payments of contingent consideration for business combinations (financing portion)	(5,140)	(2,004)
Net cash provided by (used in) financing activities	(8,005)	4,065
Effect of exchange rate changes on cash and cash equivalents	(1,065)	1,964
Net increase in cash and cash equivalents	22,588	9,241
Cash and cash equivalents, beginning of period	150,662	169,906
Cash and cash equivalents, end of period	$173,250	$179,147

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

Condensed Consolidated Financial Statements Preparation

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended January 31, 2012.  The condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the periods ended July 31, 2012 and 2011, and the condensed consolidated balance sheet as of July 31, 2012, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown.  The condensed consolidated balance sheet as of January 31, 2012 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2012.  Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC.  Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2012.  The results for interim periods are not necessarily indicative of a full year’s results.

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

Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2012.  There were no significant changes to our significant accounting policies during the six months ended July 31, 2012. Additional disclosures regarding our policy for calculating net income per common share attributable to Verint Systems Inc. appear below.

Net Income Per Common Share Attributable to Verint Systems Inc.

Shares used in the calculation of basic net income per common share are based on the weighted-average number of common shares outstanding during the accounting period. Shares used in the calculation of basic net income per common share include vested but unissued shares underlying awards of restricted stock units, because all necessary conditions for earning those shares have been satisfied at the award's vesting date, but exclude unvested shares of restricted stock because they are contingent upon future service conditions. Shares used in the calculation of diluted net income per common share are based on the weighted-average number of common shares outstanding, adjusted for the assumed exercise of all potentially dilutive stock options and other stock-based awards outstanding using the treasury stock method. Shares used in the calculation of diluted net income per common share also include the assumed conversion of our Series A Convertible Preferred Stock ("Preferred Stock"), if dilutive. In periods for which we report a net loss, basic net loss per common share and diluted net loss per common share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

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

New Accounting Pronouncements To Be Implemented:

In July 2012, the FASB issued amended standards to simplify how entities test indefinite-lived intangible assets for impairment which are intended to improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect these new standards to significantly impact our condensed consolidated financial statements.

2.	NET INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income per common share attributable to Verint Systems Inc. for the three and six months ended July 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(in thousands, except per share amounts)	2012	2011	2012	2011
Net income	$13,265	$11,274	$24,895	$12,829
Net income attributable to noncontrolling interest	658	799	2,253	2,466
Net income attributable to Verint Systems Inc.	12,607	10,475	22,642	10,363
Dividends on Preferred Stock	(3,868)	(3,707)	(7,612)	(7,256)
Net income attributable to Verint Systems Inc. for basic net income per common share	8,739	6,768	15,030	3,107
Dilutive effect of dividends on Preferred Stock	—	—	—	—
Net income attributable to Verint Systems Inc. for diluted net income per common share	$8,739	$6,768	$15,030	$3,107
Weighted-average shares outstanding:
Basic	39,712	38,557	39,392	37,984
Dilutive effect of employee equity award plans	360	820	546	1,255
Dilutive effect of assumed conversion of Preferred Stock	—	—	—	—
Diluted	40,072	39,377	39,938	39,239
Net income per common share attributable to Verint Systems Inc.
Basic	$0.22	$0.18	$0.38	$0.08
Diluted	$0.22	$0.17	$0.38	$0.08

We excluded the following weighted-average common shares underlying stock-based awards and the assumed conversion of our Preferred Stock from the calculations of diluted net income per common share because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(in thousands)	2012	2011	2012	2011
Common shares excluded from calculation:
Stock options and restricted stock-based awards	1,224	824	1,068	830
Convertible Preferred Stock	10,988	10,571	10,935	10,521

3.	BUSINESS COMBINATIONS

Six Months Ended July 31, 2012

We did not execute any business combinations during the six months ended July 31, 2012.

Year Ended January 31, 2012

Vovici Corporation

On August 4, 2011, we acquired all of the outstanding shares of Vovici Corporation (“Vovici”), a U.S.-based provider of online survey management and enterprise feedback solutions, for total consideration of $66.1 million.  Included in this consideration was $9.9 million for the fair value of potential additional cash payments to the former Vovici shareholders of up to approximately $19.1 million, payment of which is contingent upon the achievement of certain performance targets over the period from the acquisition date through January 31, 2013.

At each reporting date, we revalue all contingent consideration obligations associated with business combinations to their estimated fair values, and any increases or decreases in fair values are reflected within selling, general and administrative expenses in our condensed consolidated statement of operations.

For the three and six months ended July 31, 2012, we recorded benefits of $4.0 million and $3.7 million, respectively, within selling, general and administrative expenses for changes in the fair value of the Vovici contingent consideration obligation, which primarily reflected the impacts of revised expectations of achieving the performance targets.  As of July 31, 2012, the fair value of this contingent consideration was $3.5 million, and no payments had been made to the former Vovici shareholders under this arrangement.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of Vovici totaled $0.2 million for the six months ended July 31, 2012, the majority of which were incurred during the three months ended April 30, 2012. Such costs totaled $1.3 million for the six months ended July 31, 2011, all of which were incurred during the three months ended July 31, 2011. All transaction and related costs were expensed as incurred.

Global Management Technologies

On October 7, 2011, we acquired all of the outstanding shares of Global Management Technologies (“GMT”), a U.S.-based provider of workforce management solutions whose software and services are widely used by organizations, particularly in retail branch banking environments, for total consideration of $36.6 million. Included in this consideration was $12.0 million for the fair value of potential additional cash payments to the former GMT shareholders of up to approximately $17.4 million, payment of which is contingent upon the achievement of certain performance targets over the period from the acquisition date through January 31, 2014.

For the three and six months ended July 31, 2012, we recorded benefits of $0.9 million and $4.5 million, respectively, within selling, general and administrative expenses for changes in the fair value of the GMT contingent consideration obligation, which primarily reflected the impacts of revised expectations of achieving the performance targets.  As of July 31, 2012, the fair value of this contingent consideration was $5.1 million, and no payments had been made to the former GMT shareholders under this arrangement.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of GMT, totaled $0.3 million for the six months ended July 31, 2012, the majority of which were incurred during the three months ended April 30, 2012. Such costs totaled $0.1 million for the six months ended July 31, 2011, all of which were incurred during the three months ended July 31, 2011. All transaction and related costs were expensed as incurred.

Other Business Combinations

During the year ended January 31, 2012, we executed five additional business combinations for total combined consideration of $55.2 million, including $20.5 million for the fair value of potential additional cash payments to the respective former shareholders or asset owners aggregating up to approximately $41.0 million, payment of which is contingent upon the achievement of certain performance targets over periods extending through January 31, 2015.  Two of these combinations were acquisitions of assets in transactions that qualified as business combinations.

For the three and six months ended July 31, 2012, we recorded net charges of $0.3 million and $0.6 million, respectively, within selling, general and administrative expenses for changes in the aggregate fair values of the contingent consideration obligations associated with these acquisitions, reflecting the impacts of revised expectations of achieving the performance targets, as well as decreases in the discount periods since the acquisition dates.  As of July 31, 2012, the aggregate fair value of the contingent consideration obligations associated with these acquisitions was $16.6 million. During the three months ended July 31, 2012, we made $4.2 million of payments to the respective former shareholders or asset owners under these arrangements. No such payments were made during the three months ended April 30, 2012.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.3 million and $0.6 million for the three and six months ended July 31, 2012, respectively. Such costs totaled $1.5 million for the six months ended July 31, 2011, the majority of which were incurred during the three months ended July 31, 2011. All transaction and related costs were expensed as incurred.

As of January 31, 2012, the tax deductibility of $21.4 million of the goodwill associated with these business combinations was still being assessed.  Purchase price allocation adjustments, as discussed below, as well as fluctuations in foreign currency exchange rates reduced this goodwill to $16.5 million at July 31, 2012, and we have concluded that $6.4 million of this goodwill is tax deductible, and  $10.1 million is not tax deductible.

In connection with one of the foregoing business combinations, we have evaluated and continue to evaluate the impact of certain liabilities associated with pre-acquisition business activities of the acquired company.  As of January 31, 2012, the current and long-term liabilities for these matters were $4.0 million and $4.7 million, respectively.  Corresponding indemnification assets were reflected within current and long-term assets, recognizing the selling shareholders’ contractual obligation to indemnify us for these pre-acquisition liabilities, and were measured on the same basis as the corresponding liabilities. As of April 30, 2012, the current and long-term liabilities for these matters, and corresponding indemnification assets, were $3.6 million and $4.3 million, respectively.  As of July 31, 2012, the current and long-term liabilities for these matters, and corresponding indemnification assets, were $3.2 million and $3.9 million, respectively.  The changes in these amounts during the three and six months ended July 31, 2012 reflect the derecognition of certain liabilities and corresponding indemnification assets and the impact of foreign currency exchange rate fluctuations.  These changes did not impact our condensed consolidated statements of operations for the three and six months ended July 31, 2012.

We are continuing to gather and assess information in this regard, and changes to the amounts previously recorded resulting from facts and circumstances that existed as of the acquisition date regarding these matters, if any, will be included in our results of operations.

Purchase Price Allocations

The purchase price allocations for acquisitions completed during the year ended January 31, 2012 were provisional and were based on the information that was available to us as of the respective acquisition dates, and represented our best estimates of the fair values of the assets acquired and liabilities assumed.

No purchase price allocation adjustments were identified during the three months ended July 31, 2012. Based upon additional information obtained during the three months ended April 30, 2012 about facts and circumstances that existed as of the respective acquisition dates, we adjusted the purchase price allocations for several acquisitions completed during the year ended January 31, 2012, as described below:

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

The purchase price allocation for the acquisition of GMT did not change during the six months ended July 31, 2012.

The purchase price allocations for all acquisitions executed during the year ended January 31, 2012 were complete as of July 31, 2012.

The following table sets forth the components and the allocations of the purchase price for the acquisition of Vovici, as well as the combined purchase prices for our other individually insignificant acquisitions completed during the year ended January 31, 2012, reflecting all purchase price allocation adjustments identified through July 31, 2012:

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

Year Ended January 31, 2011

In February 2010, we acquired all of the outstanding shares of Iontas Limited (“Iontas”), a provider of desktop analytics solutions.  Consideration for the acquisition of Iontas included contingent milestone-based payments tied to certain performance targets being achieved over the two-year period following the acquisition date.  As of January 31, 2012, the estimated fair value of the remaining contingent consideration obligation was $1.7 million, which was subsequently paid to the former Iontas shareholders during the three months ended April 30, 2012.  We have no further contingent consideration obligations for this business combination.

For the three and six months ended July 31, 2011, increases of $0.1 million and $0.2 million, respectively, in the fair value of this contingent consideration obligation were recorded as charges to selling, general and administrative expenses.

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

Pro Forma Information

The following table provides unaudited pro forma financial information for the three and six months ended July 31, 2011, as if Vovici and GMT had been acquired on February 1, 2011.  These unaudited pro forma results reflect certain adjustments related to these acquisitions, such as amortization expense on finite-lived intangible assets acquired from Vovici and GMT.  The unaudited pro forma results do not include any operating efficiencies or potential cost savings which may result from these business combinations.  Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions occurred on February 1, 2011, nor are they indicative of future operating results. The pro forma impact of the other business combinations completed during the year ended January 31, 2012 were not material to our historical consolidated operating results and is therefore not presented.

	Three Months Ended	Six Months Ended
(in thousands)	July 31, 2011
Revenue	$199,803	$379,512
Net income (loss) attributable to Verint Systems Inc. common shares	$1,875	$(8,918)

4.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of July 31, 2012 and January 31, 2012:

	July 31, 2012
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$224,687	$(106,300)	$118,387
Acquired technology	92,862	(56,840)	36,022
Trade names	12,667	(10,144)	2,523
Non-competition agreements	5,762	(4,057)	1,705
Distribution network	2,440	(1,474)	966
Backlog	843	(48)	795
Total intangible assets with finite lives	339,261	(178,863)	160,398
In-process research and development, with indefinite lives	2,500	—	2,500
Total	$341,761	$(178,863)	$162,898

	January 31, 2012
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$225,554	$(95,173)	$130,381
Acquired technology	94,027	(49,732)	44,295
Trade names	12,824	(9,805)	3,019
Non-competition agreements	5,779	(3,656)	2,123
Distribution network	2,440	(1,352)	1,088
Backlog	843	(19)	824
Total intangible assets with finite lives	341,467	(159,737)	181,730
In-process research and development, with indefinite lives	2,500	—	2,500
Total	$343,967	$(159,737)	$184,230

The following table presents net acquisition-related intangible assets by reportable segment as of July 31, 2012 and January 31, 2012:

(in thousands)	July 31, 2012	January 31, 2012
Enterprise Intelligence	$142,761	$160,258
Video Intelligence	4,469	5,059
Communications Intelligence	15,668	18,913
Total	$162,898	$184,230

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

Total amortization expense recorded for acquisition-related intangible assets was $9.7 million and $19.7 million for the three and six months ended July 31, 2012, respectively, and $8.1 million and $16.3 million for the three and six months ended July 31, 2011, respectively.  The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2013 (Remainder of year)	$19,661
2014	34,183
2015	30,696
2016	29,321
2017	26,650
2018 and thereafter	19,887
Total	$160,398

No impairment indicators were identified for finite-lived intangible assets during the six months ended July 31, 2012 and 2011.  Our in-process research and development assets were acquired during the three months ended January 31, 2012, and no impairment indicators were identified for these assets during the six months ended July 31, 2012.

Goodwill activity for the six months ended July 31, 2012, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Enterprise Intelligence	Video Intelligence	Communications Intelligence
Goodwill, gross, at January 31, 2012:
As previously reported	$898,552	$770,532	$76,214	$51,806
Measurement period adjustments identified during the three months ended April 30, 2012	(2,929)	(234)	—	(2,695)
As retrospectively adjusted	895,623	770,298	76,214	49,111
Accumulated impairment losses through January 31, 2012	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at January 31, 2012	828,758	739,507	40,140	49,111
Foreign currency translation and other	(3,689)	(1,715)	(911)	(1,063)
Goodwill, net, at July 31, 2012	$825,069	$737,792	$39,229	$48,048
Balance at July 31, 2012
Goodwill, gross, at July 31, 2012	$891,934	$768,583	$75,303	$48,048
Accumulated impairment losses through July 31, 2012	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at July 31, 2012	$825,069	$737,792	$39,229	$48,048

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

We test our goodwill for impairment at least annually as of November 1, or more frequently if an event occurs or circumstances exist indicating the potential for impairment.  No events or circumstances indicating the potential for goodwill impairment were identified during either the six months ended July 31, 2012 or the six months ended July 31, 2011.

5.	LONG-TERM DEBT

The following table summarizes our long-term debt at July 31, 2012 and January 31, 2012:

(in thousands)	July 31, 2012	January 31, 2012
Term loan facility:
Gross borrowings	$594,000	$597,000
Unamortized debt discount	(2,474)	(2,685)
Other debt	2,441	3,064
Total debt	593,967	597,379
Less: current maturities	6,292	6,228
Long-term debt	$587,675	$591,151

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

(a)in the case of Eurodollar loans, the Adjusted LIBO Rate plus 3.25% (or if our corporate ratings are at least BB- and Ba3 or better, 3.00%).  The “Adjusted LIBO Rate” is the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the Credit Agreement), and

(b)in the case of Base Rate loans, the Base Rate plus 2.25% (or if our corporate ratings are at least BB- and Ba3 or better, 2.00%).  The “Base Rate” is the greatest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

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

As of July 31, 2012 and January 31, 2012, the interest rate on the term loan was 4.50%.  Including the impact of the 0.50% original issuance term loan discount and the deferred debt issuance costs, the effective interest rate on our term loan was approximately 4.91% as of July 31, 2012.

We incurred interest expense on borrowing under our credit facilities of $6.9 million and $13.5 million during the three and six months ended July 31, 2012, respectively, and $6.9 million and $14.4 million during the three and six months ended July 31, 2011, respectively. We also recorded $0.7 million and $1.4 million, respectively, during each of the three and six months ended July 31, 2012 and July 31, 2011, for amortization of our deferred debt issuance costs, which is reported within interest expense.  During the three and six months ended July 31, 2012, we also recorded $0.1 million and $0.2 million, respectively, for amortization of the original issuance term loan discount, which is reported within interest expense. During the six months ended July 31, 2011, we recorded $0.1 million for amortization of the original issuance term loan discount, all of which was recorded during the three months ended July 31, 2011.

We are required to pay a commitment fee equal to 0.50% per annum on the unused portion of the revolving credit facility, payable quarterly, and customary administrative agent and letter of credit fees.

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

The following table summarizes future scheduled principal payments on our term loan as of July 31, 2012:

(in thousands)
Years Ending January 31,	Amount
2013 (Remainder of year)	$3,000
2014	6,000
2015	6,000
2016	6,000
2017	6,000
2018 and thereafter	567,000
Total	$594,000

In connection with a business combination completed during the three months ended October 31, 2011, we assumed approximately $3.3 million of development bank and government debt in the Americas region.  This debt is payable in periods through February 2017 and bears interest at varying rates.  As of July 31, 2012, the majority of this debt bears interest at an annual rate of 7.00%.  The carrying value of this debt was approximately $2.4 million at July 31, 2012.

6.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of July 31, 2012 and January 31, 2012:

(in thousands)	July 31, 2012	January 31, 2012
Raw materials	$4,658	$4,959
Work-in-process	2,102	5,777
Finished goods	3,240	3,678
Total inventories	$10,000	$14,414

Condensed Consolidated Statements of Operations

Other income (expense), net consisted of the following for the three and six months ended July 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(in thousands)	2012	2011	2012	2011
Foreign currency gains (losses), net	$(711)	$796	$123	$3,787
Gains (losses) on derivative financial instruments, net	271	26	131	(1,907)
Other, net	(43)	(84)	(103)	(130)
Total other income (expense), net	$(483)	$738	$151	$1,750

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the six months ended July 31, 2012 and 2011:

	Six Months Ended
	July 31,
(in thousands)	2012	2011
Cash paid for interest	$13,659	$15,427
Cash paid for income taxes, net of refunds received	$11,360	$7,780
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$1,858	$659
Inventory transfers to property and equipment	$326	$332
Liabilities for contingent consideration in business combinations	$—	$904
Stock options exercised, proceeds received subsequent to period end	$1	$17
Accrued but unpaid debt issuance and other debt related costs	$58	$—
Leasehold improvements funded by lease incentive	$2,406	$—

7.	CONVERTIBLE PREFERRED STOCK

On May 25, 2007, in connection with our acquisition of Witness Systems, Inc. (“Witness”), we entered into a Securities Purchase Agreement with Comverse Technology, Inc. ("CTI"), whereby CTI purchased, for cash, an aggregate of 293,000 shares of our Series A Convertible Preferred Stock, for an aggregate purchase price of $293.0 million.  Proceeds from the issuance of the Preferred Stock were used to partially finance the acquisition.

The terms of the Preferred Stock provide that upon a fundamental change, as defined, the holders of the Preferred Stock have the right to require us to repurchase the Preferred Stock for 100% of the liquidation preference then in effect.  Therefore, the Preferred Stock has been classified as mezzanine equity on our condensed consolidated balance sheets as of July 31, 2012 and January 31, 2012, separate from permanent equity, because the occurrence of such a fundamental change, and thus a potential required repurchase of the Preferred Stock, however remote in likelihood, is not solely under our control.  Fundamental change events include the sale of substantially all of our assets and certain changes in beneficial ownership, board of directors’ composition, and business reorganizations.

On August 12, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CTI providing for the merger of CTI with and into a new, wholly-owned subsidiary of Verint (the “Merger”), which, if completed as contemplated in the Merger Agreement, would eliminate CTI's majority ownership in and control of Verint. Under the terms of the Merger Agreement, each holder of CTI common shares at the effective time of the Merger would receive, among other consideration, the right to receive its pro rata portion of new shares of our common stock issuable upon conversion of the Preferred Stock held by CTI at the effective time of the Merger at a conversion price of $32.66. Each outstanding share of the Preferred Stock held by CTI will be canceled at the completion of the Merger, and each outstanding share of Preferred Stock not held by CTI will be converted into shares of our common stock.

Under the Merger Agreement, CTI has agreed that the Merger and other transactions contemplated by the Merger Agreement will not constitute fundamental change events under the terms of the Preferred Stock.

Further details regarding the Merger Agreement appear in Note 16, “Subsequent Event”.

We concluded that, as of July 31, 2012, the occurrence of a fundamental change and the associated potential required repurchase of the Preferred Stock were not probable.  We therefore did not adjust the carrying amount of the Preferred Stock to its redemption amount, which is its liquidation preference, at July 31, 2012.  Through July 31, 2012, cumulative, undeclared dividends on the Preferred Stock were $65.9 million and, as a result, the liquidation preference of the Preferred Stock was $358.9 million at that date.

At July 31, 2012, the Preferred Stock was convertible into approximately 11.0 million shares of our common stock.

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

During the six months ended July 31, 2012, we acquired approximately 18,000 shares of treasury stock from directors, executive officers, and other employees at a cost of $0.5 million. During the six months ended July 31, 2011, we acquired approximately 23,000 shares of treasury stock from certain executive officers and directors at a cost of $0.8 million.

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

Accumulated Other Comprehensive Loss

The following table summarizes the components of our accumulated other comprehensive loss as of July 31, 2012 and January 31, 2012:

(in thousands)	July 31, 2012	January 31, 2012
Foreign currency translation losses, net	$(52,832)	$(48,402)
Unrealized gains (losses) on derivative financial instruments, net	(2,346)	666
Total accumulated other comprehensive loss	$(55,178)	$(47,736)

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

For the three months ended July 31, 2012, we recorded a $4.8 million provision for income taxes on pre-tax income of $18.0 million, which represented an effective income tax rate of 26.5%.  This effective income tax rate was lower than the 35% U.S. federal statutory rate primarily due to the mix and levels of income and losses among taxing jurisdictions.  Although we did not recognize U.S. federal income tax benefits on losses incurred by certain domestic operations where we maintain valuation allowances, income from certain foreign subsidiaries was taxed at rates lower than the U.S. federal statutory rate.

For the three months ended July 31, 2011, we recorded a $3.2 million provision for income taxes on pre-tax income of $14.4 million, which represented an effective income tax rate of 21.9%, which was lower than the U.S. federal statutory rate of 35%. The effective income tax rate was significantly impacted by the mix and levels of income and losses among taxing jurisdictions. We recorded income tax provisions on income from certain foreign subsidiaries, which are taxed at rates lower than the U.S. federal statutory rate, but we did not recognize U.S. federal income tax benefits on losses incurred by certain domestic operations where we maintain valuation allowances against deferred tax assets, including those assets related to loss carry forwards.

For the six months ended July 31, 2012, we recorded a $7.2 million provision for income taxes on pre-tax income of $32.1 million, which represented an effective tax rate of 22.4%. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the mix and levels of income and losses by jurisdiction. We recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, but we did not recognize a U.S. federal income tax benefit on losses incurred by certain domestic operations because we maintain valuation allowances against the deferred tax assets, including those assets related to loss carry forwards.

For the six months ended July 31, 2011, we recorded an income tax provision of $4.7 million on pre-tax income of $17.5 million, which represented an effective tax rate of 26.7%. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the mix and levels of income and losses by jurisdiction. Although we did not recognize U.S. federal income tax benefits on losses incurred by certain domestic operations where we maintain valuation allowances, income from certain foreign subsidiaries was taxed at rates lower than the U.S. federal statutory rate.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date.  Accounting for income taxes guidance requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred tax assets will not be realized.  In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more-likely-than-not realizable, we establish a valuation allowance.  We determined that there is sufficient negative evidence to maintain the valuation allowances against our federal and certain state and foreign deferred tax assets as a result of historical losses in the most recent three-year period in the U.S. and in certain foreign jurisdictions.  We intend to maintain valuation allowances until sufficient positive evidence exists to support a reversal.

We had unrecognized tax benefits of $35.8 million and $36.4 million (excluding interest and penalties) as of July 31, 2012 and January 31, 2012, respectively.  The accrued liability for interest and penalties was $7.1 million and $8.2 million at July 31, 2012 and January 31, 2012, respectively.  Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of July 31, 2012 and January 31, 2012, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate were approximately $30.3 million and $30.7 million, respectively.  We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  Further, we believe that it is reasonably possible that the total amount of unrecognized tax benefits at July 31, 2012 could decrease by approximately $3.5 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation.  Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes including the need for additional valuation allowances, and the recognition of tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate.  We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

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

•Level 1:  quoted prices in active markets for identical assets or liabilities;

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements.  We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis.  Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy.  We did not identify any transfers between levels of the fair value measurement hierarchy during the six months ended July 31, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of July 31, 2012 and January 31, 2012:

	July 31, 2012
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$34,619	$—	$—
Foreign currency forward contracts	—	241	—
Total assets	$34,619	$241	$—
Liabilities:
Foreign currency forward contracts	$—	$2,732	$—
Contingent consideration - business combinations	—	—	25,204
Total liabilities	$—	$2,732	$25,204

	January 31, 2012
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$44,494	$—	$—
Foreign currency forward contracts	—	978	—
Total assets	$44,494	$978	$—
Liabilities:
Foreign currency forward contracts	$—	$530	$—
Contingent consideration - business combinations	—	—	38,646
Total liabilities	$—	$530	$38,646

The following table presents the change in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended July 31, 2012 and 2011:

	Six Months Ended
	July 31,
(in thousands)	2012	2011
Fair value measurement at beginning of period	$38,646	$3,686
Contingent consideration liabilities recorded for business combinations	—	904
Changes in fair values, recorded in operating expenses	(7,540)	1,881
Payments of contingent consideration	(5,902)	(4,107)
Fair value measurement at end of period	$25,204	$2,364

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

Contingent Consideration — Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model.  These fair value measurements are based on significant inputs not observable in the market.  The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved.  We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded in earnings.  Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements.  We utilized discount rates ranging from 3.7% to 17.5% in our calculations of the estimated fair values of our contingent consideration liabilities as of July 31, 2012.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

The estimated fair value of our term loan borrowings was $591.0 million and $597.0 million at July 31, 2012 and January 31, 2012, respectively. The estimated fair values of the term loan are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loan.  We consider these inputs to be within Level 3 of the fair value hierarchy, because we cannot reasonably observe activity in the limited market in which participations in our term loan are traded.  The indicative prices provided to us as at each of July 31, 2012 and January 31, 2012 were approximately at or slightly below par value.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows.  These assets are recorded at fair value only when an impairment charge is recognized.  No such impairment charges were recorded during the six months ended July 31, 2012 and 2011.

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

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consisted only of foreign currency forward contracts with notional amounts of $93.4 million and $94.1 million as of July 31, 2012 and January 31, 2012, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments as of July 31, 2012 and January 31, 2012 were as follows:

	July 31, 2012
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$144	Accrued expenses and other liabilities	$2,732
Total derivative financial instruments designated as hedging instruments		$144		$2,732
Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$97	Accrued expenses and other liabilities	$—
Total derivative financial instruments not designated as hedging instruments		$97		$—

	January 31, 2012
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$978	Accrued expenses and other liabilities	$227
Total derivative financial instruments designated as hedging instruments		$978		$227
Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$303
Total derivative financial instruments not designated as hedging instruments		$—		$303

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedging instruments as of July 31, 2012 and January 31, 2012, and for the three and six months ended July 31, 2012 and 2011 were as follows:

	Net Gains (Losses)Recognized in Accumulated Other Comprehensive Loss		Classification of Net Gains (Losses) Reclassified from Other Comprehensive Loss into the Condensed Consolidated	Net Gains (Losses) Reclassified from Other Comprehensive Loss into the Condensed Consolidated Statements of Operations
	July 31,	January 31,	Statements of	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2012	2012	Operations	2012	2011	2012	2011
Foreign currency forward contracts	$(2,346)	$666	Operating Expenses	$(559)	$979	$(765)	$1,786

There were no gains or losses from ineffectiveness of these hedges recorded for the three and six months ended July 31, 2012 and 2011.  All of the foreign currency forward contracts underlying the $2.3 million of net losses recorded in our Accumulated Other Comprehensive Loss at July 31, 2012 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the three and six months ended July 31, 2012 and 2011 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended		Six Months Ended
		July 31,		July 31,
(in thousands)		2012	2011	2012	2011
Foreign currency forward contracts	Other income (expense), net	$271	$26	$131	$(1,907)
Total		$271	$26	$131	$(1,907)

12.	STOCK-BASED COMPENSATION

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and six months ended July 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(in thousands)	2012	2011	2012	2011
Cost of revenue - product	$192	$179	$326	$440
Cost of revenue - service and support	377	448	967	1,156
Research and development, net	642	737	1,137	1,586
Selling, general and administrative	4,711	5,277	9,203	11,009
Total stock-based compensation expense	$5,922	$6,641	$11,633	$14,191

Total stock-based compensation expense by classification was as follows for the three and six months ended July 31, 2012 and 2011:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(in thousands)	2012	2011	2012	2011
Equity-classified awards	$5,486	$5,855	$10,472	$11,640
Stock bonus program	246	—	522	—
Total equity-settled awards	5,732	5,855	10,994	11,640
Other liability-classified awards	190	786	639	2,551
Total stock-based compensation expense	$5,922	$6,641	$11,633	$14,191

Awards under our stock bonus program are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of our common stock. Our other liability-classified awards include our phantom stock awards, the values of which track the market price of our common stock and are therefore subject to volatility, and which are settled with cash payments equivalent to the market value of our common stock upon vesting. Upon settlement of other liability-classified awards with equity, compensation expense associated with those awards is reported within equity-classified awards in the table above.

The decrease in stock-based compensation expense in the three and six months ended July 31, 2012, compared to the corresponding periods in the prior year, resulted primarily from the impact of a shift in the mix of outstanding restricted stock units from awards with two-year vesting periods to awards with three-year vesting periods and a decrease in outstanding phantom stock awards.

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

During the three and six months ended July 31, 2012, approximately 22,000 and 59,000 common shares were issued pursuant to stock option exercises, respectively, for total proceeds of $0.3 million and $1.0 million, respectively. During the three and six months ended July 31, 2011, approximately 174,000 and 432,000 common shares were issued pursuant to stock option exercises, respectively, for total proceeds of $3.5 million and $8.7 million, respectively. As of July 31, 2012, we had approximately 1.0 million stock options outstanding, of which all but 22,000 were exercisable as of such date.

Restricted Stock Units and Restricted Stock Awards

We periodically award restricted stock units, as well as shares of restricted stock, to our directors, officers, and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting.

During the six months ended July 31, 2012 and 2011, we granted 1.2 million and 0.9 million restricted stock units, respectively, substantially all of which were granted during the three months ended April 30, 2012 and 2011, respectively.  Forfeitures of restricted stock units in each period were not significant.  As of July 31, 2012 and 2011, we had 1.9 million and 1.5 million of restricted stock units outstanding, respectively, with weighted-average grant date fair values of $30.72 and $30.24 per unit, respectively.  We did not grant any restricted stock awards during the six months ended July 31, 2012 and 2011, and there were no unvested restricted stock awards outstanding at July 31, 2012.

Substantially all of the restricted stock units granted during the six months ended July 31, 2012 include a provision which allows these awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors.  As of July 31, 2012, settlement of these awards with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards.

As of July 31, 2012, there was approximately $39.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years.

Phantom Stock Units

We have periodically issued phantom stock units to certain non-officer employees that settle, or are expected to settle, with cash payments upon vesting.   Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

During the six months ended July 31, 2012 and 2011, grants and forfeitures of phantom stock units were not significant. Total cash payments made upon vesting of phantom stock units were $2.3 million for the six months ended July 31, 2012, substantially all of which occurred during the three months ended July 31, 2012. Total cash payments made upon vesting of phantom stock units were $3.4 million and $10.3 million for the three and six months ended July 31, 2011, respectively.  Total accrued liabilities for phantom stock units were $0.2 million and $1.9 million as of July 31, 2012 and January 31, 2012, respectively.

Stock Bonus Program

In September 2011, our board of directors approved, and in December 2011 revised, a stock bonus program under which eligible employees may receive a portion of their bonus for the year or for the fourth quarter (depending on the employee’s bonus plan) in the form of fully vested shares of our common stock.  As of July 31, 2012, executive officers were not eligible to participate in this program. This program is subject to annual funding approval by our board of directors and an annual cap on the number of shares that can be issued.  Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-day trailing average price of our common stock when the awards are calculated, reduced by a discount to be determined by the board of directors each year.  For the year ended January 31, 2012, our board of directors approved up to 150,000 shares of common stock for awards under this program and a discount of 20%.  To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash.  Obligations under this program are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of common stock determined using a discounted average price of our common stock, as described above.

The total accrued liability for the stock bonus program was $3.2 million as of January 31, 2012. Approximately 132,000 shares of common stock earned under this program for the year ended January 31, 2012 were issued during the three months ended July 31, 2012, which, along with $0.1 million of awards settled with cash payments, settled our January 31, 2012 obligations under this program.

Please see Note 16, “Subsequent Events” for information regarding this program for the year ending January 31, 2013.

13.	RELATED PARTY TRANSACTIONS

During the three months ended April 30, 2012, we paid $0.3 million to a subsidiary of CTI for its assignment to us of user licenses for certain third-party internal-use software. There were no transactions with subsidiaries of CTI during the three months ended July 31, 2012.

On August 12, 2012, we entered into several agreements with CTI, including an agreement for the Merger of CTI with and into our new, wholly-owned subsidiary, subject to the conditions set forth in the Merger Agreement. Further details regarding these agreements appear in Note 16, “Subsequent Events”.

14.	LEGAL PROCEEDINGS

On March 26, 2009, a motion to approve a class action lawsuit (the “Labor Motion”), and the class action lawsuit itself (the “Labor Class Action”) (Labor Case No. 4186/09), were filed against our subsidiary, Verint Systems Limited (“VSL”), by a former employee of VSL, Orit Deutsch, in the Tel Aviv Labor Court. Ms. Deutsch purports to represent a class of our employees and ex-employees who were granted options to buy shares of Verint and to whom allegedly damages were caused as a result of the blocking of the ability to exercise Verint options by our employees or ex-employees during our previous extended filing delay period. The Labor Class Action seeks compensatory damages for the entire class in an unspecified amount. On July 9, 2009, we filed a motion for summary dismissal and alternatively for the stay of the Labor Motion. On February 8, 2010, the Tel Aviv Labor Court dismissed the case for lack of material jurisdiction and ruled that it would be transferred to the District Court in Tel Aviv. On October 11, 2011, the District Court in Tel Aviv ordered a stay of proceedings until legal proceedings in the United States brought by stockholders of CTI who had opted-out of CTI’s class action settlement were concluded.  On December 7, 2011, Ms. Deutsch sought, unsuccessfully, to consolidate her action with a related action against CTI filed by another plaintiff in Israel.  Following the settlement of the CTI opt-out proceeding in the United States, Ms. Deutsch and the other Israeli plaintiff filed motions on March 23, 2012 and April 4, 2012, respectively, to (a) consolidate and amend their claims and (b) lift the stay on their proceedings before the District Court in Tel Aviv. We did not contest this motion but plan to continue to vigorously defend the action on the merits. On July 12, 2012, the plaintiffs filed a motion requesting that the District Court order CTI to set aside up to $150 million in assets to secure any future judgment.  The District Court ruled that it would not rule on this motion until the Labor Motion is heard.  On August 16, 2012 , in light of the announcement of the signing of the Merger Agreement, the plaintiffs filed a motion for leave to appeal the District Court ruling to the Israeli Supreme Court.  We and the other defendants are obligated to respond to this latest motion by September 6, 2012.  We and the other defendants are obligated to respond to the Labor Motion and the Labor Class Action by October 24, 2012.  A pre-trial hearing for the case has been scheduled for late December 2012.

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

Revenue adjustments for the three and six months ended July 31, 2012 and 2011 represent revenue of acquired companies which is included within segment revenue reviewed by the CODM, but not recognizable within GAAP revenue.  These adjustments primarily relate to the acquisition-date excess of the historical carrying value over the fair value of acquired companies’ future maintenance and service performance obligations. As the obligations are satisfied, we report our segment revenue using the historical carrying values of these obligations, which we believe better reflects our ongoing maintenance and service revenue streams, whereby GAAP revenue is reported using the obligations’ acquisition-date fair values.

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the six months ended July 31, 2012 and 2011.  The allocations of goodwill and acquired intangible assets by operating segment appear in Note 4, “Intangible Assets and Goodwill”.

Operating results by segment for the three and six months ended July 31, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
(in thousands)	2012	2011	2012	2011
Revenue:
Enterprise Intelligence
Segment revenue	$117,634	$105,654	$229,414	$202,923
Revenue adjustments	(1,259)	—	(3,212)	—
	116,375	105,654	226,202	202,923
Video Intelligence
Segment revenue	38,871	40,666	68,329	70,936
Revenue adjustments	(712)	(727)	(1,492)	(962)
	38,159	39,939	66,837	69,974
Communications Intelligence
Segment revenue	58,563	49,366	117,564	98,394
Revenue adjustments	(671)	—	(1,542)	—
	57,892	49,366	116,022	98,394
Total revenue	$212,426	$194,959	$409,061	$371,291

Segment contribution:
Enterprise Intelligence	$47,860	$46,159	$94,963	$89,135
Video Intelligence	12,230	10,779	19,035	18,350
Communications Intelligence	14,318	14,218	31,133	33,463
Total segment contribution	74,408	71,156	145,131	140,948

Unallocated expenses, net:
Amortization of acquired intangible assets	9,679	8,100	19,661	16,296
Stock-based compensation	5,922	6,641	11,633	14,191
Other unallocated expenses	32,544	35,005	66,591	70,217
Total unallocated expenses, net	48,145	49,746	97,885	100,704
Operating income	26,263	21,410	47,246	40,244
Other expense, net	(8,226)	(6,973)	(15,180)	(22,743)
Income before provision for income taxes	$18,037	$14,437	$32,066	$17,501

16.	SUBSEQUENT EVENTS

Verint and CTI Merger Agreement

Overview

On August 12, 2012, we entered into the Merger Agreement with CTI providing for the Merger of CTI with and into a new, wholly-owned subsidiary of Verint, upon the terms and subject to the conditions set forth in the Merger Agreement.  At the completion of the Merger, each share of CTI common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive new shares of our common stock at a specified exchange ratio, as described below. The Merger, if completed as contemplated in the Merger Agreement, would eliminate CTI's majority ownership in and control of Verint.

Completion of the Merger is contingent upon, among other things, completion of CTI's previously announced distribution to its shareholders of substantially all of its assets other than its interest in Verint, including its interest in Comverse, Inc. (“CNS”) (the “CNS share distribution”), or other sale or disposition by CTI of those assets (a “CNS disposition”).

The share exchange provision of the Merger Agreement provides that each holder of CTI common shares will receive new shares of our common stock representing such holder's pro rata portion of an aggregate number of shares of our common stock equal to the sum of (1) the shares of our common stock held by CTI immediately prior to the completion of the Merger (including the shares of our common stock issuable upon conversion of the shares of Preferred Stock held by CTI at a conversion price of $32.66), plus (2) additional shares of our common stock, the number of which is equal to the dollar value described below (the “Target Amount”) divided by the average of the daily volume weighted average of the trading prices of our common stock during the 20 consecutive trading days ending on the second trading day prior to the closing date of the Merger, plus (3) additional shares of our common stock based on the positive net worth of CTI (as determined in accordance with the Merger Agreement) immediately prior to the completion of the Merger, up to a maximum dollar value of $10.0 million.  The Target Amount will be $25.0 million if the CNS share distribution or a CNS disposition occurs on or prior to October 31, 2012 and will be reduced (a) to $15.0 million if the CNS share distribution or a CNS disposition occurs after October 31, 2012 but on or prior to January 31, 2013, (b) to $5.0 million if the CNS share distribution or a CNS disposition occurs after January 31, 2013 but on or prior to April 30, 2013 and (c) to zero if the CNS share distribution or a CNS disposition occurs after April 30, 2013 or, if as of the completion of the Merger, CTI beneficially owns less than 50% of the outstanding shares of our common stock (on an as-exercised and fully diluted basis), unless such level of ownership results from our issuance of new shares of voting securities after the date of the Merger Agreement.

Holders of shares of our common stock immediately prior to the completion of the Merger, other than CTI, will continue to own their existing shares, which will not be affected by the Merger. Outstanding shares of our common stock and Preferred Stock held by CTI at the completion of the Merger will be canceled, and each outstanding share of Preferred Stock not held by CTI will be converted into shares of our common stock.

The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

The Merger Agreement restricts CTI from amending or modifying the terms of the CNS share distribution agreements without our consent if those amendments or modifications would adversely affect our rights or CTI's rights under those agreements in any material respect, including CTI's right to be indemnified for specified losses related to CNS. The Merger Agreement also makes it a condition to closing that if a CNS disposition occurs, the agreements relating to such disposition must incorporate the material terms, conditions, rights and privileges set forth in the CNS share distribution agreements that are for the benefit of CTI, including any right of indemnity.

During the three and six months ended July 31, 2012, we incurred expenses of $2.4 million and $3.3 million, respectively, consisting primarily of legal and other professional fees, associated with this matter, which have been expensed as incurred. We expect to continue to incur such expenses through, and possibility beyond, the completion of the Merger, including certain professional fees which were contingent upon execution of the Merger Agreement in August 2012.

Conditions of and Timing of the Merger

The completion of the Merger is subject to several conditions including, among others, (1) that the CNS share distribution or a CNS disposition be completed at least one day prior to the closing date of the Merger, (2) the adoption of the Merger Agreement by the requisite votes of our stockholders and CTI's shareholders as well as, in our case, by the affirmative vote of holders representing a majority of shares of our common stock present, in person or by proxy, at the meeting of stockholders that are not held by CTI or its subsidiaries and (3) our filing and effectiveness of a Form S-4 registration statement with SEC. The Merger is also subject to the other conditions specified in the Merger Agreement.

We currently expect to file the Form S-4 registration statement in our third quarter or early in our fourth quarter and to close the Merger in the first quarter of our next fiscal year. However, there can be no assurance as to when or if the transactions contemplated by the Merger Agreement will be consummated.

Termination Rights

The Merger Agreement provides certain termination rights to both parties, including in the event that the CNS share distribution or a CNS disposition does not occur by April 30, 2013, and further provides that in connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay CTI, or CTI may be required to pay us, a fee of $10.0 million and/or such party's out-of-pocket expenses.  Furthermore, upon termination of the Merger Agreement under certain circumstances, the parties would be entitled to certain rights and subject to certain obligations set forth in a Governance and Repurchase Rights Agreement, as further described below.

Voting Agreement

In connection entering into the Merger Agreement, we entered into a Voting Agreement with CTI pursuant to which CTI agreed, among other things, to vote the shares of our common stock and Preferred Stock beneficially owned by CTI in favor of the adoption of the Merger Agreement.  CTI also agreed to comply with certain restrictions on the disposition of such shares, including requiring any transferee of CTI's voting securities to be bound by the terms of the Voting Agreement.  The Voting Agreement will terminate upon the earlier of the completion of the Merger or the termination of the Merger Agreement in accordance with its terms.

Governance and Repurchase Rights Agreement

Also in connection with entering into the Merger Agreement, we entered into a Governance and Repurchase Rights Agreement with CTI, which provides certain rights for, and imposes certain obligations upon, the parties for a period of up to 18 months following the termination of the Merger Agreement under certain conditions, including the failure, following CTI shareholder approval, of the CNS share distribution or a CNS disposition to occur by April 30, 2013, or a knowing or deliberate breach of the Merger Agreement by CTI that is not timely cured, subject to earlier termination of the Governance and Repurchase Rights Agreement in accordance with its terms, including in the event of certain types of changes in control of CTI (such 18 month or shorter period, the “Term”).

The Governance and Repurchase Rights Agreement provides for the following rights and obligations, among other things, during the Term:

•
Specifics regarding the composition of our board of directors, including the requirement that certain CTI nominees to our board of directors (as designated by Cadian Capital Management, LLC under the Cadian Letter Agreement (as defined below)) qualify as independent;

•
Certain restrictions upon CTI acquiring additional beneficial ownership of any of our outstanding voting securities, other than shares of our common stock pursuant to CTI's conversion of its Preferred Stock holdings (the "Standstill");

•	Obligations on how CTI will vote its holdings of our voting securities on certain matters at any time that our board of directors is not comprised of a majority of independent directors;

•
The right (which right may only be exercised once) for us to purchase shares (the “Option Shares”) of Preferred Stock (or, if necessary, shares of our common stock) owned by CTI to reduce CTI's beneficial ownership of our voting securities to less than 50% but not less than 49.5% (on an as-exercised and fully diluted basis) (the “Call Option”).  The purchase price of the Option Shares upon our exercise of the Call Option would equal the sum of (1) the liquidation preference of the Preferred Stock to be purchased, plus (2) the market value (as defined in the agreement) of any of our common stock to be purchased, plus (3) a pro rata portion of $5.0 million based on the number of Option Shares to be purchased relative to the total number of outstanding shares of the Preferred Stock, and

•
The right (which right may only be exercised once) for CTI to cause us to purchase the Option Shares (the “Put Option” and, together with the Call Option, the “Options”) in the event the Merger Agreement is terminated because of the failure, following CTI shareholder approval, of the CNS share distribution or a CNS disposition to occur by April 30, 2013.  The purchase price of the Option Shares upon CTI's exercise of the Put Option would be equal to the lesser of (1) the sum of (a) the liquidation preference of the Preferred Stock to be purchased plus (b) the market value (as defined in the agreement) of our common stock to be purchased, if any, and (2) the sum of (a) the aggregate market value (as defined in the agreement) for the Option Shares (on an as-converted basis) plus (b) $25.0 million.

Each Option will automatically terminate in the event CTI beneficially owns less than 50% of our outstanding voting securities (on an as-exercised and fully diluted basis), with several exceptions, as defined in the agreement. Under the agreement, we may also refuse to accept CTI's exercise of the Put Option and CTI's sole remedies would be our forfeiture of the Call Option and termination of the Standstill.

The foregoing descriptions of the Merger Agreement, the Voting Agreement, and the Governance and Repurchase Rights Agreement are qualified in their entirety by reference to the terms of such agreements, copies of which have been filed as exhibits to our Current Report on Form 8-K filed on August 13, 2012 and incorporated herein by reference.

Stock Bonus Program

On August 30, 2012, our board of directors approved up to 150,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the year ending January 31, 2013.

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

Recent Developments

On August 12, 2012, we entered into the Merger Agreement with CTI providing for the Merger of CTI with and into a new, wholly-owned subsidiary of Verint, which, if completed as contemplated in the Merger Agreement, would eliminate CTI's majority ownership in and control of Verint. Under the Merger Agreement, following the completion of CTI’s previously announced distribution to its shareholders or other disposition of its telecom business and substantially all of its other assets, other than its holdings in us, and the satisfaction or waiver of other conditions set forth in the Merger Agreement, each issued and outstanding common share of CTI would be converted into the right to receive new shares of our common stock at an exchange ratio specified in the Merger Agreement. Each outstanding share of our common stock and Preferred Stock held by CTI would be canceled at the completion of the Merger and each outstanding share of Preferred Stock not held by CTI will be converted into shares of our common stock. Holders of our common stock immediately prior to the completion of the Merger, other than CTI, would continue to own their existing shares.

Further details regarding the Merger Agreement appear in Note 16, “Subsequent Event” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

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

We did not identify any significant changes to our critical accounting policies and estimates during the six months ended July 31, 2012.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and six months ended July 31, 2012, and 2011:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2012	2011	2012	2011
Revenue	$212,426	$194,959	$409,061	$371,291
Operating income	$26,263	$21,410	$47,246	$40,244
Net income attributable to Verint Systems Inc. common shares	$8,739	$6,768	$15,030	$3,107
Net income per share attributable to Verint Systems Inc.:
Basic	$0.22	$0.18	$0.38	$0.08
Diluted	$0.22	$0.17	$0.38	$0.08

Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Our revenue increased approximately 9%, or $17.4 million, to $212.4 million in the three months ended July 31, 2012 from $195.0 million in three months ended July 31, 2011.  In our Enterprise Intelligence segment, revenue increased approximately 10%, or $10.7 million, to $116.4 million in the three months ended July 31, 2012 from $105.7 million in the three months ended July 31, 2011.  The increase consisted of a $12.1 million increase in service and support revenue and a $1.4 million decrease in product revenue.  In our Communications Intelligence segment, revenue increased approximately 17%, or $8.5 million, to $57.9 million in the three months ended July 31, 2012 from $49.4 million in the three months ended July 31, 2011.  The increase consisted of a $4.8 million increase in product revenue and a $3.7 million increase in service and support revenue. In our Video Intelligence segment, revenue decreased approximately 4%, or $1.7 million, to $38.2 million in the three months ended July 31, 2012 from $39.9 million in the three months ended July 31, 2011, due primarily to a decrease in product revenue.  For more details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, Europe, the Middle East, and Africa
("EMEA"), and the Asia-Pacific region (“APAC”) represented approximately 57%, 24%, and 19% of our total revenue, respectively, in the three months ended July 31, 2012, compared to approximately 54%, 27%, and 19%, respectively, in the three months ended July 31, 2011.

Operating income was $26.3 million in the three months ended July 31, 2012 compared to $21.4 million in the three months ended July 31, 2011.  The increase in operating income was primarily due to a $10.5 million increase in gross profit to $136.4 million, from $125.9 million, partially offset by an increase in operating expenses of $5.8 million to $110.2 million, from $104.4 million.  The increase in gross profit was primarily due to increased gross profit in our Enterprise Intelligence segment.  The increase in operating expenses was primarily due to a $3.4 million increase in net research and development expenses due primarily to an increase in employee headcount and merit increases to employee salaries, and an increase in selling, general and administrative expenses resulting primarily from increased employee compensation and related expenses, increased contractor costs, and higher professional fees. These increases were partially offset by a decrease in the change in fair value of obligations under our contingent consideration arrangements.   Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $8.7 million, and diluted net income per common share was $0.22, in the three months ended July 31, 2012 compared to net income attributable to Verint Systems Inc. common shares of $6.8 million, and diluted net income per common share of $0.17, in the three months ended July 31, 2011.  The increase in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the three months ended July 31, 2012 was primarily due to our increased operating income, as described above, partially offset by a $1.3 million increase in total other expense, net, due primarily to foreign currency losses during the three months ended July 31, 2012.  Further details of changes in total other expense, net, are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the three months ended July 31, 2012 to average exchange rates for the three months ended July 31, 2011, the U.S. dollar strengthened relative to the British pound sterling, euro, Israeli shekel, and Brazilian real, which are the major foreign currencies in which we transacted business, resulting in decreases in our revenue, cost of revenue and operating expenses on a dollar-denominated basis.  For the three months ended July 31, 2012, had foreign exchange rates remained unchanged from rates in effect for the three months ended July 31, 2011, our revenue would have been approximately $6.4 million higher and our cost of revenue and operating expenses would have been approximately $7.2 million higher, which would have resulted in a $0.8 million decrease in operating income.

As of July 31, 2012, we employed approximately 3,200 employees, including part-time employees and certain contractors, as compared to approximately 2,900 employees as of July 31, 2011.

Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Our revenue increased approximately 10%, or $37.8 million, to $409.1 million in the six months ended July 31, 2012 from $371.3 million in six months ended July 31, 2011.  In our Enterprise Intelligence segment, revenue increased approximately 11%, or $23.3 million, to $226.2 million in the six months ended July 31, 2012 from $202.9 million in the six months ended July 31, 2011.  The increase consisted of a $21.3 million increase in service and support revenue and a $2.0 million increase in product revenue.  In our Communications Intelligence segment, revenue increased approximately 18%, or $17.6 million, to $116.0 million in the six months ended July 31, 2012 from $98.4 million in the six months ended July 31, 2011.  The increase consisted of a $11.5 million increase in product revenue and a $6.1 million increase in service and support revenue. In our Video Intelligence segment, revenue decreased approximately 5%, or $3.2 million, to $66.8 million in the six months ended July 31, 2012 from 70.0 million in the six months ended July 31, 2011, due primarily to a decrease in product revenue.  For more details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, EMEA, and APAC represented approximately 54%, 25%, and 21% of our total revenue, respectively, in the six months ended July 31, 2012, compared to approximately 52%, 27%, and 21%, respectively, in the six months ended July 31, 2011.

Operating income was $47.2 million in the six months ended July 31, 2012 compared to $40.2 million in the six months ended July 31, 2011.  The increase in operating income was primarily due to an $18.0 million increase in gross profit to $264.8 million, from $246.8 million, partially offset by an increase in operating expenses of $10.9 million to $217.5 million, from $206.6 million.  The increase in gross profit was primarily due to increased gross profit in our Enterprise Intelligence segment.  The increase in operating expenses was primarily due to a $5.4 million increase in net research and development expenses due primarily to an increase in employee headcount and merit increases to employee salaries, and an increase in selling, general and administrative expense due primarily to increased employee compensation and related expenses, increased contractor costs, and higher professional fees. These increases were partially offset by decreases in the change in fair value of obligations under our contingent consideration arrangements and stock-based compensation expense.   Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $15.0 million, and diluted net income per common share was $0.38, in the six months ended July 31, 2012 compared to net income attributable to Verint Systems Inc. common shares of $3.1 million, and diluted net income per common share of $0.08, in the six months ended July 31, 2011.  The increase in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the six months ended July 31, 2012 was primarily due to our increased operating income, as described above, and a decrease in total other expense, net, due primarily to an $8.1 million loss upon termination of our Prior Credit Agreement and repayment of the prior term loan recognized during the six months ended July 31, 2011.  There were no such losses recognized during the six months ended July 31, 2012.

When comparing average exchange rates for the six months ended July 31, 2012 to average exchange rates for the six months ended July 31, 2011, the U.S. dollar strengthened relative to the British pound sterling, euro, Israeli shekel, and Brazilian real, which are the major foreign currencies in which we transacted business, resulting in decreases in our revenue, cost of revenue and operating expenses on a dollar-denominated basis.  For the six months ended July 31, 2012, had foreign exchange rates remained unchanged from rates in effect for the six months ended July 31, 2011, our revenue would have been approximately $8.6 million higher and our cost of revenue and operating expenses would have been approximately $9.9 million higher, which would have resulted in a $1.3 million decrease in operating income.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the three and six months ended July 31, 2012 and 2011:

	Three Months Ended			Six Months Ended
	July 31,		% Change	July 31,		% Change
(in thousands)	2012	2011	2012 - 2011	2012	2011	2012 - 2011
Enterprise Intelligence	$116,375	$105,654	10%	$226,202	$202,923	11%
Video Intelligence	38,159	39,939	(4)%	66,837	69,974	(4)%
Communications Intelligence	57,892	49,366	17%	116,022	98,394	18%
Total revenue	$212,426	$194,959	9%	$409,061	$371,291	10%

Enterprise Intelligence Segment

Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011.  Enterprise Intelligence revenue increased approximately 10%, or $10.7 million, to $116.4 million in the three months ended July 31, 2012 from $105.7 million in the three months ended July 31, 2011.  The increase consisted of a $12.1 million increase in service and support revenue, partially offset by a $1.4 million decrease in product revenue.  The increase in service and support revenue was due primarily to an increase in our customer install base and the related support revenue generated from this customer base during the three months ended July 31, 2012 and the inclusion of service and support revenue from acquisitions in our Enterprise Intelligence segment (primarily Vovici) that were consummated subsequent to July 31, 2011.  The decrease in product revenue was primarily due to a slight decrease of sales to existing and new customers during the three months ended July 31, 2012 compared to the three months ended July 31, 2011.

Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011.  Enterprise Intelligence revenue increased approximately 11%, or $23.3 million, to $226.2 million in the three months ended July 31, 2012 from $202.9 million in the three months ended July 31, 2011.  The increase consisted of a $21.3 million increase in service and support revenue and a $2.0 million increase in product revenue.  The increase in service and support revenue was due primarily to an increase in our customer install base and the related support revenue generated from this customer base during the six months ended July 31, 2012 and the inclusion of service and support revenue from acquisitions in our Enterprise Intelligence segment (primarily Vovici) that were consummated subsequent to July 31, 2011.  The increase in product revenue was due to growth of sales to existing and new customers during the six months ended July 31, 2012 compared to the six months ended July 31, 2011.

 Video Intelligence Segment

Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Video Intelligence revenue decreased approximately 4%, or $1.7 million, to $38.2 million in the three months ended July 31, 2012 from $39.9 million in the three months ended July 31, 2011.  The decrease was primarily attributable to a $1.9 million decrease in product revenue resulting primarily from a reduction in volume of product deliveries associated with a few large transactions, partially offset by an increase in product deliveries to other customers, in the three months ended July 31, 2012.

Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Video Intelligence revenue decreased approximately 4%, or $3.2 million, to $66.8 million in the six months ended July 31, 2012 from $70.0 million in the six months ended July 31, 2011.  The decrease was primarily attributable to a $3.3 million decrease in product revenue due primarily to a reduction in volume of product deliveries associated with a few large transactions, partially offset by an increase in product deliveries to other customers, in the six months ended July 31, 2012.

Communications Intelligence Segment

Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011.  Communications Intelligence revenue increased approximately 17%, or $8.5 million, to $57.9 million in the three months ended July 31, 2012 from $49.4 million in the three months ended July 31, 2011.  The increase consisted of a $4.8 million increase in product revenue and a $3.7 million increase in service and support revenue.  The increase in product revenue was due to an increase in progress on projects being accounted for under the Percentage of Completion method, some of which commenced in the previous fiscal year, and to a lesser extent, the inclusion of product revenue from an acquisition in our Communications Intelligence segment that was consummated subsequent to July 31, 2011. In addition, there was an increase in product deliveries to customers.  The increase in service and support revenue was primarily attributable to the progress realized during the current-year period on projects recognized using the Percentage of Completion method, some of which commenced in the previous fiscal year, and an increase in the customer install base.

Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011.  Communications Intelligence revenue increased approximately 18%, or $17.6 million, to $116.0 million in the six months ended July 31, 2012 from $98.4 million in the six months ended July 31, 2011.  The increase consisted of a $11.5 million increase in product revenue and a $6.1 million increase in service and support revenue.  The increase in product revenue was due to an increase in progress on projects being accounted for under the Percentage of Completion method, some of which commenced in the previous fiscal year, and to a lesser extent, the inclusion of product revenue from an acquisition in our Communications Intelligence segment that was consummated subsequent to July 31, 2011. In addition, there was an increase in product deliveries to customers.  The increase in service and support revenue was primarily attributable to the progress realized during the current-year period on projects recognized using the Percentage of Completion method, some of which commenced in the previous fiscal year, and an increase in the customer install base.

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

The following table sets forth product revenue and service and support revenue for the three and six months ended July 31, 2012 and 2011:

	Three Months Ended			Six Months Ended
	July 31,		% Change	July 31,		% Change
(in thousands)	2012	2011	2012 - 2011	2012	2011	2012 - 2011
Product revenue	$101,990	$100,423	2%	$193,989	$183,701	6%
Service and support revenue	110,436	94,536	17%	215,072	187,590	15%
Total revenue	$212,426	$194,959	9%	$409,061	$371,291	10%

Product Revenue

Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011.  Product revenue increased approximately 2%, or $1.6 million, to $102.0 million for the three months ended July 31, 2012 from $100.4 million for the three months ended July 31, 2011 due to a $4.8 million increase in product revenue in our Communications Intelligence segment, partially offset by decreases of $1.4 million and $1.9 million in our Enterprise Intelligence and Video Intelligence segments, respectively.  For additional information see “— Revenue by Operating Segment”.

Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011.  Product revenue increased approximately 6%,

or $10.3 million, to $194.0 million for the six months ended July 31, 2012 from $183.7 million for the six months ended July 31, 2011 due to increases in product revenue in our Enterprise Intelligence and Communications Intelligence segments of $2.0 million and $11.5 million, respectively, partially offset by a $3.3 million decrease in our Video Intelligence segment.  For additional information see “— Revenue by Operating Segment”.

Service and Support Revenue

Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011.  Service and support revenue increased approximately 17%, or $15.9 million, to $110.4 million for the three months ended July 31, 2012 from $94.5 million for the three months ended July 31, 2011.  The increase was primarily attributable to increases of $12.1 million and $3.7 million in our Enterprise Intelligence and Communications Intelligence segments, respectively.  For additional information see “— Revenue by Operating Segment”.

Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011.  Service and support revenue increased approximately 15%, or $27.5 million, to $215.1 million for the six months ended July 31, 2012 from $187.6 million for the six months ended July 31, 2011.  The increase was primarily attributable to increases of $21.3 million and $6.1 million in our Enterprise Intelligence and Communications Intelligence segments, respectively.  For additional information see “— Revenue by Operating Segment”.

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology and backlog for the three and six months ended July 31, 2012 and 2011:

	Three Months Ended			Six Months Ended
	July 31,		% Change	July 31,		% Change
(in thousands)	2012	2011	2012 - 2011	2012	2011	2012 - 2011
Cost of product revenue	$36,382	$33,214	10%	$67,274	$55,745	21%
Cost of service and support revenue	35,954	33,210	8%	69,606	63,378	10%
Amortization of acquired technology and backlog	3,644	2,685	36%	7,428	5,335	39%
Total cost of revenue	$75,980	$69,109	10%	$144,308	$124,458	16%

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

Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011.  Cost of product revenue increased approximately 10% to $36.4 million in the three months ended July 31, 2012 from $33.2 million in the three months ended July 31, 2011.  Our overall product gross margins decreased to 64% in the three months ended July 31, 2012 from 67% in the three months ended July 31, 2011.  Product gross margins in our Communications Intelligence segment decreased to 52% for the three months ended July 31, 2012 from 60% in the three months ended July 31, 2011 resulting from a change in product mix.  Product gross margins in our Enterprise Intelligence segment decreased to 88% in the three months ended July 31, 2012 from 89% in the three months ended July 31, 2011 primarily as a result of higher royalty expense in connection with a large transaction during the three months ended July 31, 2012, which adversely impacted product margins during this period.  Product gross margins in our Video Intelligence segment increased to 60% in the three months ended July 31, 2012, compared to 56% in the three months ended July 31, 2011 due to a change in product mix.

Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011.  Cost of product revenue increased approximately 21% to $67.3 million in the six months ended July 31, 2012 from $55.7 million in the six months ended July 31, 2011.  Our overall product gross margins decreased to 65% in the six months ended July 31, 2012 from 70% in the six months ended July 31, 2011.  Product gross margins in our Communications Intelligence segment decreased to 55% for the six months ended July 31, 2012 from 67% in the six months ended July 31, 2011 resulting from a change in product mix.  Product gross margins in our Enterprise Intelligence segment decreased to 88% in the six months ended July 31, 2012 from 89% in the six months ended July 31, 2011 primarily as a result of higher royalty expense in connection with a large transaction, which adversely impacted product margins during the three months ended July 31, 2012. Product gross margins in our Video Intelligence segment increased to 60% in the six months ended July 31, 2012 compared to 58% in the six months ended July 31, 2011 due to a change in product mix.

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

Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011.  Cost of service and support revenue increased approximately 8% to $36.0 million in the three months ended July 31, 2012 from $33.2 million in the three months ended July 31, 2011.  Employee compensation and related expenses increased $1.6 million, due primarily to an increase in our Enterprise Intelligence segment, reflecting an increase in employee headcount required to deliver the increased implementation services.  Contractor costs increased $1.4 million, of which $0.8 million was due to increased use of contractors resulting from product mix and geographical locations of implementation services in our Communications Intelligence segment. The remaining increase in contractor costs was due to increase use of contractors in our Enterprise Intelligence segment. Our overall service and support gross margins increased to 67% in the three months ended July 31, 2012 compared to 65% in the three months ended July 31, 2011.

Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011.  Cost of service and support revenue increased approximately 10% to $69.6 million in the six months ended July 31, 2012 from $63.4 million in the six months ended July 31, 2011.  Employee compensation and related expenses increased $5.2 million, primarily driven by a $4.8 million increase in our Enterprise Intelligence segment, reflecting an increase in employee headcount required to deliver the increased implementation services.  Contractor costs increased $2.0 million primarily due to increased use of contractors resulting from product mix and geographical locations of implementation services in our Communications Intelligence segment. Our overall service and support gross margins increased to 68% in the six months ended July 31, 2012 compared to 66% in the six months ended July 31, 2011.

Amortization of Acquired Technology and Backlog

Amortization of acquired technology and backlog consists of amortization of technology assets and customer backlog acquired in connection with business combinations.

Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011.  Amortization of acquired technology and backlog increased approximately 36% to $3.6 million in the three months ended July 31, 2012, from $2.7 million in the three months ended July 31, 2011 primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the year ended January 31, 2012, subsequent to July 31, 2011.  Further discussion regarding our business combinations appears in Note 3, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011.  Amortization of acquired technology and backlog increased approximately 39% to $7.4 million in the six months ended July 31, 2012, from $5.3 million in the six months ended July 31, 2011 primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the year ended January 31, 2012, subsequent to July 31, 2011.  Further discussion regarding our business combinations appears in Note 3, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1.

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

The following table sets forth research and development, net for the three and six months ended July 31, 2012 and 2011:

	Three Months Ended			Six Months Ended
	July 31,		% Change	July 31,		% Change
(in thousands)	2012	2011	2012 - 2011	2012	2011	2012 - 2011
Research and development, net	$30,195	$26,808	13%	$58,598	$53,176	10%

Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011.  Research and development, net increased approximately 13%, or $3.4 million, to $30.2 million in the three months ended July 31, 2012 from $26.8 million in the three months ended July 31, 2011.  The increase was attributable to a $2.8 million increase in employee compensation and related expenses, which was attributable to an increase in employee headcount and merit increases to employee salaries, and a $0.9 million decrease in research and development reimbursements from government programs approved by the Office of the Chief Scientist of Israel that were received during the three months ended July 31, 2012.

Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011.  Research and development, net increased approximately 10%, or $5.4 million, to $58.6 million in the six months ended July 31, 2012 from $53.2 million in the six months ended July 31, 2011.  The increase was primarily attributable to a $5.6 million increase in employee compensation and related expenses, which was attributable to an increase in employee headcount and merit increases to employee salaries.  We also recorded a $0.4 million decrease in stock-based compensation resulting from a decrease in the number of outstanding stock based compensation arrangements accounted for as liability awards and lower average amounts of outstanding restricted stock units compared to the six months ended July 31, 2011, in each case associated with our research and development employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three and six months ended July 31, 2012 and 2011:

	Three Months Ended			Six Months Ended
	July 31,		% Change	July 31,		% Change
(in thousands)	2012	2011	2012 - 2011	2012	2011	2012 - 2011
Selling, general and administrative	$73,953	$72,217	2%	$146,676	$142,452	3%

Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011.  Selling, general and administrative expenses increased approximately 2%, or $1.8 million, to $74.0 million in the three months ended July 31, 2012 from $72.2 million in the three months ended July 31, 2011.   Employee compensation and related expenses increased $3.2 million, primarily due to an increase in employee headcount and merit increases to employee salaries. Contractor costs increased $1.7 million primarily due to increased use of contractors for internal support activities, and to a lesser extent, increased use of contractors resulting from prior-year acquisitions in our Communications Intelligence segment.  Professional fees increased $2.4 million primarily due to professional fees incurred in connection with the Merger. These increases were partially offset by a net $4.4 million decrease in the change in fair value of our obligations under contingent consideration arrangements.

Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011.  Selling, general and administrative expenses increased approximately 3%, or $4.2 million, to $146.7 million in the six months ended July 31, 2012 from $142.5 million in the six months ended July 31, 2011.   Employee compensation and related expenses increased $9.1 million, primarily due to an increase in employee headcount and merit increases. Contractor costs increased $3.1 million primarily due to increased use of contractors for internal support activities, and to a lesser extent, increased use of contractors resulting from prior-year acquisitions in our Communications Intelligence segment.  Professional fees increased $2.3 million primarily due to professional fees incurred in connection with the Merger. Sales commission expense increased $1.3 million attributable to increased revenue in our Enterprise Intelligence segment. These increases were partially offset by a net $9.4 million decrease in the change in fair value of our obligations under contingent consideration arrangements and a $1.8 million decrease in stock-

based compensation expense primarily due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards and lower average amounts of outstanding restricted stock units compared to the six months ended July 31, 2011.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names and non-compete agreements.
The following table sets forth amortization of other acquired intangible assets for the three and six months ended July 31, 2012 and 2011:

	Three Months Ended			Six Months Ended
	July 31,		% Change	July 31,		% Change
(in thousands)	2012	2011	2012 - 2011	2012	2011	2012 - 2011
Amortization of other acquired intangible assets	$6,035	$5,415	11%	$12,233	$10,961	12%

Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011.  Amortization of other acquired intangible assets increased approximately 11% to $6.0 million in the three months ended July 31, 2012 from $5.4 million in the three months ended July 31, 2011 primarily due to an increase in amortization associated with business combinations that closed during the year ended January 31, 2012, subsequent to July 31, 2011.  Further discussion regarding our business combinations appears in Note 3, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1.

Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011.  Amortization of other acquired intangible assets increased approximately 12% to $12.2 million in the six months ended July 31, 2012 from $11.0 million in the six months ended July 31, 2011 primarily due to an increase in amortization associated with business combinations that closed during the year ended January 31, 2012, subsequent to July 31, 2011.  Further discussion regarding our business combinations appears in Note 3, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1.

Other Income (Expense), Net

The following table sets forth total other expense, net for the three and six months ended July 31, 2012 and 2011:

	Three Months Ended			Six Months Ended
	July 31,		% Change	July 31,		% Change
(in thousands)	2012	2011	2012 - 2011	2012	2011	2012 - 2011
Interest income	$124	$146	(15)%	$254	$294	(14)%
Interest expense	(7,867)	(7,857)	—%	(15,585)	(16,651)	(6)%
Loss on extinguishment of debt	—	—	*	—	(8,136)	*
Other income (expense):
Foreign currency gains (losses)	(711)	796	(189)%	123	3,787	(97)%
Gains (losses) on derivatives	271	26	942%	131	(1,907)	(107)%
Other, net	(43)	(84)	(49)%	(103)	(130)	(21)%
Total other income (expense)	(483)	738	(165)%	151	1,750	(91)%
Total other expense, net	$(8,226)	$(6,973)	18%	$(15,180)	$(22,743)	(33)%

* Percentage is not meaningful.

Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011. Total other expense, net, increased by $1.2 million, to $8.2 million in the three months ended July 31, 2012 from $7.0 million in the three months ended July 31, 2011.  We recorded $0.7 million of foreign currency losses in the three months ended July 31, 2012 compared to $0.8 million of gains in the three months ended July 31, 2011.  Foreign currency losses in the three months ended July 31, 2012 resulted primarily from the strengthening of the U.S. dollar against the British pound sterling, euro, and Singapore dollar during such period, which resulted in losses on U.S. dollar-denominated net liabilities in certain entities which use those functional currencies.

In the three months ended July 31, 2012, there was a net gain on derivative financial instruments (not designated as hedging instruments) of $0.3 million, compared to a nominal gain on such instruments for the three months ended July 31, 2011.  The gains in both periods were primarily attributable to gains on foreign currency forward contracts due to the strengthening of the U.S. dollar against the Singapore dollar and euro during such periods.

Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011. Total other expense, net, decreased by $7.5 million, to $15.2 million in the six months ended July 31, 2012 from $22.7 million in the six months ended July 31, 2011.  Interest expense decreased to $15.6 million in the six months ended July 31, 2012 from $16.7 million in the six months ended July 31, 2011 primarily due to lower interest rates on our borrowings associated with our new Credit Agreement, which was effective in April 2011, compared to interest incurred under our Prior Credit Agreement.  We recorded $0.1 million of net foreign currency gains in the six months ended July 31, 2012 compared to a $3.8 million of net gains in the six months ended July 31, 2011.  The decrease in foreign currency gains in the six months ended July 31, 2012 resulted primarily from the strengthening of the U.S. dollar against the British pound sterling, euro, and Singapore dollar during such period, which resulted in smaller gains on U.S. dollar-denominated net liabilities in certain entities which use those functional currencies during the six months ended July 31, 2012 compared to the six months ended July 31, 2011.

In the six months ended July 31, 2012, there were net gains on derivative financial instruments (not designated as hedging instruments) of $0.1 million, compared to net losses of $1.9 million on such instruments for the six months ended July 31, 2011.  The higher net losses in the prior year resulted from weakening of the hedged currencies against the functional currencies, primarily the U.S. dollar against the Singapore dollar, during that period. Movements of hedged currencies against functional currencies were generally not significant during the six months ended July 31, 2012.

During the six months ended July 31, 2011, we recorded an $8.1 million loss upon termination of our Prior Credit Agreement and repayment of the prior term loan.  There were no such losses recognized during the six months ended July 31, 2012.  Further discussion regarding our credit agreements appears in Note 5, “Long-term Debt” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three and six months ended July 31, 2012 and 2011:

	Three Months Ended			Six Months Ended
	July 31,		% Change	July 31,		% Change
(in thousands)	2012	2011	2012 - 2011	2012	2011	2012 - 2011
Provision for income taxes	$4,772	$3,163	51%	$7,171	$4,672	53%

Three Months Ended July 31, 2012 compared to Three Months Ended July 31, 2011.  Our effective tax rate was 26.5% for the three months ended July 31, 2012, compared to 21.9% for the three months ended July 31, 2011.  The difference in the effective income tax rate resulted primarily from the mix and levels of income and losses by jurisdiction, tax rate changes in certain foreign jurisdictions and the amount of permanent book to tax differences related primarily to return to provision adjustments.  For the three months ended July 31, 2012, the income generated in foreign jurisdictions, taxed at rates lower than the U.S. federal statutory rate, was higher than domestic losses where we maintain a valuation allowance and did not record a tax benefit.  The result was an income tax provision of $4.8 million on $18.0 million of pre-tax income, an effective tax rate of 26.5%.  For the three months ended July 31, 2011, foreign income was also higher than domestic losses. The result was an income tax provision of $3.2 million on $14.4 million of pre-tax income, which represents an effective tax rate of 21.9%.

The comparison of our effective tax rates between periods is impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, amount of permanent book to tax differences, the impact of unrecognized tax benefits, and the effects of valuation allowances on certain loss jurisdictions.

Six Months Ended July 31, 2012 compared to Six Months Ended July 31, 2011.  Our effective tax rate was 22.4% for the six months ended July 31, 2012, compared to 26.7% for the six months ended July 31, 2011.  The difference in the effective income tax rate resulted primarily from the mix and levels of income and losses by jurisdiction offset in part by the amount of permanent book to tax differences related primarily to return to provision adjustments and uncertain tax benefits.  For the six months ended July 31, 2012, the income generated in foreign jurisdictions, taxed at rates lower than the U.S. federal statutory rate, was higher than domestic losses where we maintain a valuation allowance and did not record a tax benefit.  The result was an income tax provision of $7.2 million on $32.1 million of pre-tax income, an effective tax rate of 22.4%.  For the six months ended July 31, 2011, foreign income was also higher than domestic losses. The result was an income tax provision of $4.7 million on $17.5 million of pre-tax income, which represents an effective tax rate of 26.7%.

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

In April 2011, we entered into our new Credit Agreement and terminated our Prior Credit Agreement. The new Credit Agreement includes a term loan facility, with an outstanding balance of $594.0 million at July 31, 2012, and a $170.0 million revolving line of credit, which was unused at July 31, 2012.  Further discussion of our credit agreements appears below, under “Credit Agreements”.

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

As discussed earlier under "Recent Developments", on August 12, 2012, we entered into a Merger Agreement with CTI providing for the Merger of CTI with and into a new, wholly-owned subsidiary of Verint, which, if completed as contemplated in the Merger Agreement, would eliminate CTI's majority ownership in and control of Verint. Other than the payment of professional fees and other transaction expenses, no cash would be used in the Merger. In connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay CTI, or CTI may be required to pay us, a fee of $10.0 million and/or such party's out-of-pocket expenses.

Although we did not execute any business acquisitions during the six months ended July 31, 2012, we have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We have used cash as consideration for substantially all of our historical business acquisitions, including $109.8 million of net cash expended for business acquisitions during the year ended January 31, 2012.  To the extent that we continue this strategy, our future cash requirements and liquidity may be impacted. We may utilize external capital sources, including debt and equity, to supplement our internally generated sources of liquidity as necessary and if available.  We also may consider initiatives to modify the debt and equity components of our current capitalization, as we did in April 2011 by entering into our new Credit Agreement and terminating our Prior Credit Agreement or as contemplated by the Merger Agreement.

A considerable portion of our operating income is earned outside the United States.  Cash and cash equivalents held by our subsidiaries outside the United States were $148.4 million and $133.4 million as of July 31, 2012 and January 31, 2012, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in company growth initiatives, including business acquisitions.  Other than for potential business acquisition transactions, we currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months and for the foreseeable future.

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

The following table sets forth, as of July 31, 2012 and January 31, 2012, cash and cash equivalents, Preferred Stock and long-term debt:

(in thousands)	July 31, 2012	January 31, 2012
Cash and cash equivalents	$173,250	$150,662
Preferred Stock (at carrying value)	$285,542	$285,542
Long-term debt	$587,675	$591,151

At July 31, 2012, our cash and cash equivalents totaled $173.3 million, an increase of $22.6 million from $150.7 million at January 31, 2012.   We generated $39.3 million of operating cash flow during the six months ended July 31, 2012, which was partially offset by $15.6 million of cash used in investing and financing activities during this period.  Further discussion of these items appears below.

Statements of Cash Flows

The following table summarizes selected items from our statements of cash flows for the six months ended July 31, 2012 and 2011:

	Six Months Ended
	July 31,
(in thousands)	2012	2011
Net cash provided by operating activities	$39,251	$27,838
Net cash used in investing activities	(7,593)	(24,626)
Net cash provided by (used in) financing activities	(8,005)	4,065
Effect of exchange rate changes on cash and cash equivalents	(1,065)	1,964
Net increase in cash and cash equivalents	$22,588	$9,241

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, adjusted for non-cash items, and working capital changes. Operating activities generated $39.3 million of net cash during the six months ended July 31, 2012, compared to $27.8 million generated during the six months ended July 31, 2011.  The improved operating cash flow in the current-year period resulted primarily from our improved operating results in the six months ended July 31, 2012, which contributed to higher accounts receivable collections and customer deposits, compared to the six months ended July 31, 2011.  In addition, interest payments were $13.7 million in the six months ended July 31, 2012, compared to $15.4 million in the prior-year period, resulting from a lower average interest rate on our term loan.

Net Cash Used in Investing Activities

During the six months ended July 31, 2012, our investing activities used $7.6 million of net cash, including $8.5 million of payments for property, equipment, and capitalized software development costs.  We also made a $0.7 million payment during this period representing a post-closing adjustment to the purchase price of a January 2012 business acquisition.  Investing activities for the six months ended July 31, 2011 used $24.6 million of net cash, including $12.0 million paid for a business combination and $8.4 million of payments for property, equipment, and capitalized software development costs.

Currently, we have no significant commitments for capital expenditures.

Net Cash Provided by (Used in) Financing Activities

During the six months ended July 31, 2012, our financing activities used $8.0 million of net cash, including $5.1 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and $3.5 million of repayments of borrowings and other financing obligations.

During the six months ended July 31, 2011, our financing activities provided $4.1 million of net cash, which included $8.7 million of proceeds from exercises of stock options, partially offset by cash used in several other financing activities. During this period, we borrowed $597.0 million under our new Credit Agreement (consisting of gross borrowings of $600.0 million, reduced by a $3.0 million original issuance discount), repaid $583.2 million of outstanding borrowings under our Prior Credit Agreement, and paid $15.0 million of related debt issuance costs. The net impact of this activity on cash was a use of $1.2 million for the six-month period. We also made payments of $2.0 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations during this period.

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

As of July 31, 2012, the term loan had a gross outstanding balance of $594.0 million, and there were no outstanding borrowings under the revolving credit facility, all of which was available at that date.

Loans under the Credit Agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at our election:

(a)in the case of Eurodollar loans, the Adjusted LIBO Rate plus 3.25% (or if our corporate ratings are at least BB- and Ba3 or better, 3.00%). The “Adjusted LIBO Rate” is the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the Credit Agreement), and
(b)in the case of Base Rate loans, the Base Rate plus 2.25% (or if our corporate ratings are at least BB- and Ba3 or better, 2.00%).  The “Base Rate” is the greatest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

We are required to pay a commitment fee equal to 0.50% per annum on the unused portion of the revolving credit facility, payable quarterly, and customary administrative agent and letter of credit fees.

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

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, and also contains a financial covenant that requires us to maintain a Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio until July 31, 2013 of no greater than 5.00 to 1 and thereafter of no greater than 4.50 to 1.  At July 31, 2012, our consolidated leverage ratio was approximately 2.6 to 1 compared to a permitted consolidated leverage ratio of 5.00 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $80.0 million the minimum EBITDA required to satisfy the leverage ratio covenant given our outstanding debt as of such date.

The Credit Agreement provides for customary events of default with corresponding grace periods. Upon an event of default, all of our indebtedness under the Credit Agreement may be declared immediately due and payable, and the lenders’ commitments to provide loans under the Credit Agreement may be terminated.

Convertible Preferred Stock

Our capitalization includes Series A Convertible Preferred Stock originally issued in May 2007 which, as of July 31, 2012, has a carrying value of $285.5 million and a liquidation preference and redemption value of $358.9 million.  All of the Preferred Stock was originally issued to, and continues to be held by, CTI.

On August 12, 2012, we entered into the Merger Agreement with CTI which provides for the Merger of CTI with and into a new, wholly-owned subsidiary of Verint, which, if completed as contemplated in the Merger Agreement, would eliminate CTI's majority ownership in and control of Verint. Under the terms of the Merger Agreement, each holder of CTI common shares at the effective time of the Merger would receive, among other consideration, the right to receive its pro rata portion of new shares of our common stock issuable upon conversion of the Preferred Stock held by CTI at the effective time of the Merger at a conversion price of $32.66. Each outstanding share of our common stock and Preferred Stock held by CTI would be canceled at the completion of the Merger, and each outstanding share of Preferred Stock not held by CTI will be converted into shares of our common stock.

Further details regarding the Preferred Stock’s various rights and preferences, including dividend and conversion rights, appear in Note 7, “Convertible Preferred Stock”, and further details regarding the Merger Agreement appear in Note 16, “Subsequent Event”, of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1.

Contractual Obligations

Our Annual Report on Form 10-K for the year ended January 31, 2012 includes a table summarizing our contractual obligations of approximately $877 million as of January 31, 2012, including approximately $749 million for long-term debt obligations, including projected future interest. That table appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report.  We believe that our contractual obligations and commercial commitments did not materially change during the six months ended July 31, 2012.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former shareholders of the acquired companies based upon achievement of performance targets following the acquisition dates.  Although we did not complete any business combinations during the six months ended July 31, 2012, we completed seven business combinations during the year ended January 31, 2012, all of which included contingent cash consideration arrangements.  Please refer to Note 3, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 for information regarding our business combinations.

As of July 31, 2012, potential future cash payments under contingent consideration arrangements total $69.1 million, the estimated fair value of which was $25.2 million, of which $13.0 million is included within accrued expenses and other current liabilities, and $12.2 million is included within other liabilities. The performance periods associated with these potential payments extend through January 2015.

Off Balance Sheet Arrangements

As of July 31, 2012, we do not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2012 provides detailed quantitative and qualitative discussions of the market risks affecting our operations.  We believe that our market risk profile did not materially change during the three and six months ended July 31, 2012.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2012, our disclosure controls and procedures were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended July 31, 2012, we determined, with the participation of our Chief Executive Officer and Chief Financial Officer, that there were no changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 14, “Legal Proceedings” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 for information regarding our legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors described in Part 1 “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2012. You should carefully consider the risks discussed below and in our Annual Report on Form 10-K, which could materially affect our business, financial condition, or operating results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us, however. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.
We cannot assure you that the proposed Merger will be completed or what the impact on us or our stock price will be if it is not completed.
The proposed Merger is subject to the completion of the CNS share distribution or CNS disposition. The CNS share distribution (or any CNS disposition) is subject to various conditions, including approval by CTI's shareholders, which may not be satisfied. The proposed Merger is also subject to conditions to closing, including the receipt of approvals of our stockholders and CTI's shareholders. If any condition to the proposed Merger is not satisfied or, if permissible, waived, the proposed Merger will not be completed. We cannot predict what the effect on our business or the market price of our common stock will be if the proposed Merger is not completed. Uncertainty regarding whether the proposed Merger will be completed (including uncertainty regarding whether the conditions to closing will be met), may result in a negative impact on our business or the market price of our common stock even in advance of a determination on whether or not the proposed Merger will be consummated.

Completion of the proposed Merger would result in a substantial increase in the number of shares of our common stock available for trading, which could negatively impact the price of such stock and/or increase the volatility of the price of such stock, both before and after completion of the proposed Merger.
Completion of the proposed Merger would greatly increase the number of shares of our common stock available for sale in the public markets. As of August 15, 2012, approximately 39.8 million shares of our common stock were outstanding, but 16.3 million of these shares of common stock were held by CTI. This amount does not include the approximately 11.0 million shares of our common stock issuable upon conversion of our Preferred Stock currently held by CTI. Upon completion of the proposed Merger, the shares of our common stock and Preferred Stock held by CTI would be canceled, but we expect that approximately 28.2 million new shares of our common stock would be issued to holders of CTI common stock and become immediately available for sale, including up to $25 million in shares of our common stock issuable to holders of CTI common stock depending on the timing of the closing of the CNS share distribution or a CNS disposition, and excluding shares of our common stock issuable to holders of CTI common stock in respect of excess cash remaining in CTI at the time of the Merger in accordance with the terms of the Merger Agreement.
Sales of large amounts of our common stock could negatively impact the market price of our common stock. In addition, the potential that such sales may occur could negatively impact prices even in advance of such sales. We cannot predict the effect that the proposed Merger would have on the price of our common stock, both before and after completion of the proposed Merger.
If CTI's liabilities are greater than expected, or if there are unknown CTI obligations, our business could be materially and adversely affected.

As a result of the proposed Merger, CTI will merge with and into a subsidiary of Verint and CTI's liabilities, including contingent liabilities, will be consolidated into our financial statements. We may learn additional information about CTI's financial condition or pre-Merger business that adversely affects us, including, among others, unknown or underestimated liabilities, additional tax liabilities, issues relating to internal controls over financial reporting, or legal compliance issues. If CTI's liabilities are greater than expected, or if there are obligations of CTI of which we are not aware at the time of completion of the proposed Merger, our business or financial condition could be materially and adversely affected.

Following the completion of the Merger, Verint (as an affiliate of CTI) will have certain indemnification rights in connection with the transactions contemplated by the Merger Agreement. If we become responsible for liabilities not covered by indemnification or substantially in excess of amounts covered by indemnification, or if the parties providing us with such indemnification (including CNS) are unwilling or unable to stand behind such protections, our financial condition and results of operations could be materially and adversely affected.

We may be subject to litigation in connection with the proposed Merger.

In connection with the proposed Merger, lawsuits may be filed against Verint, CTI, our subsidiaries, and/or the directors or officers of one or more of the foregoing companies. If any such lawsuit is filed, it could result in substantial costs and diversion of management's attention and resources, which could adversely affect our business, financial condition, or results of operations, whether or not a settlement or other resolution is achieved.

In addition, one of the conditions to the closing of the Merger is that no order, injunction, decree or other legal restraint or prohibition shall be in effect that prevents completion of the Merger. Consequently, if a lawsuit is filed and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the defendants' ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.
We expect the Merger to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code and to receive an opinion from our counsel that it should so qualify. If prior to the completion of the Merger the Merger is determined not to qualify as a reorganization under Section 368(a), or there is substantial doubt as to its qualification, the completion of the Merger might not occur. If following completion of the Merger the Merger is determined not to qualify as a reorganization under Section 368(a), CTI may recognize a gain for U.S. federal income tax purposes that could produce a substantial income tax liability to CTI, which we would assume by virtue of the Merger.

We expect the Merger to qualify for U.S. federal income tax purposes as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”). Completion of the Merger is conditioned upon the receipt by us and CTI of tax opinions from our and CTI's respective counsel that the Merger should qualify as a reorganization under Section 368(a). These opinions will be based on the accuracy of certain factual representations and covenants made by us and CTI and on customary factual assumptions, limitations and qualifications. The tax opinions do not bind the Internal Revenue Service (“IRS”), and do not prevent the IRS from asserting a contrary view.

Prior to completion of the Merger, we may seek to obtain a private letter ruling from the IRS to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code; however, there can be no assurance that we will seek to obtain a ruling from the IRS or that the IRS will grant such a ruling. If the IRS were to determine, prior to completion of the Merger, that the Merger does not qualify as a reorganization under Section 368(a) of the Code, or there is substantial doubt that a favorable ruling would eventually be obtained, it is unlikely that our and CTI's respective counsel would deliver the required opinions and the completion of the Merger might not occur.

If following completion of the Merger and despite the receipt by us and CTI of tax opinions from our and CTI's respective counsel referenced above, the IRS were to successfully challenge the tax-free treatment of the Merger and the Merger fails to qualify as a reorganization under Section 368(a), the receipt of our common stock in the Merger would be taxable to CTI's shareholders for U.S. federal income tax purposes. Additionally, CTI would recognize taxable gain or loss equal to the difference between the fair market value of the shares of our common stock received by CTI's shareholders in the Merger and CTI's tax basis in its assets, including the shares of our common stock and Preferred Stock held by CTI immediately prior to completion of the Merger. This could produce a substantial income tax liability to CTI, which we would assume by virtue of the Merger. See “Risk Factors-If CTI's liabilities are greater than expected, or if there are unknown CTI obligations, our business could be materially and adversely affected.”
The rights of the holders of shares of our common stock are subject to, and may be adversely affected by, the rights of holders of the Preferred Stock.
In connection with our 2007 acquisition of Witness Systems, Inc., we issued 293,000 shares of Series A Convertible Preferred Stock to CTI at an aggregate purchase price of $293.0 million. The issuance of shares of common stock upon conversion of the Preferred Stock would result in substantial dilution to the other common stockholders. As of July 31, 2012, inclusive of accrued dividends, the Preferred Stock was convertible into approximately 11.0 million shares of our common stock. In addition, the terms of the Preferred Stock include liquidation, dividend, and other rights that are senior to and more favorable than the rights of the holders of our common stock. Pursuant to the Merger Agreement, all of the outstanding shares of the Preferred Stock held by CTI upon completion of the Merger would be canceled (and each outstanding share of the Preferred Stock not held by

CTI will be converted into shares of Verint common stock) and new shares of our common stock representing the number of shares of our common stock underlying the Preferred Stock held by CTI at the effective time of the Merger would be issued directly to the shareholders of CTI.
CTI currently can control our business and affairs, including our board of directors.
Because CTI currently beneficially owns a majority of our common stock (assuming conversion of our Preferred Stock) and holds a majority of the voting power for the election of our board of directors, CTI can effectively control the outcome of all matters submitted for stockholder action, other than as provided under the Merger Agreement and related agreements. The terms of our Preferred Stock, all of which is currently held by CTI, entitle CTI to further control over significant corporate transactions. As of July 31, 2012, the Preferred Stock was convertible into approximately 11.0 million shares of our common stock, giving CTI beneficial ownership of 53.7% of our common stock assuming conversion of such Preferred Stock. In addition, as of July 31, 2012, CTI's Preferred Stock and common stock holdings in Verint collectively entitled it to 51.8% of the voting power for the election of our board of directors and for any other matters submitted to a vote of our common stockholders (assuming no conversion of the Preferred Stock).
By virtue of its controlling stake, CTI also has the ability, acting alone, to remove existing directors and/or to elect new directors to our board of directors to fill vacancies. CTI is currently party to a letter agreement, dated as of May 30, 2012 (the “Cadian Letter Agreement”) among CTI, Cadian Capital Management, LLC (“Cadian Capital”), and certain affiliates of Cadian Capital. Under the Cadian Letter Agreement, CTI agreed to replace three of the directors it had designated to our board of directors (as of the date of such agreement) with three independent directors (as determined by reference to NASDAQ Stock Market listing standards) to be designated by Cadian Capital, subject to the approval of such designees by our board of directors and the board of directors of CTI in accordance with their respective fiduciary duties and, in the case of CTI's board of directors, under standards set forth in the Cadian Letter Agreement. To date, CTI has replaced two of the three designees it is required to replace under the Cadian Letter Agreement. We are not a party or a third party beneficiary to the Cadian Letter Agreement and cannot assure you that the terms of such agreement will be implemented in full or that such agreement will not be amended or terminated in the future.
As a result, at present, CTI has designated individuals who are officers, executives, or directors of CTI as three of our nine directors (i.e., excluding the independent directors designated by CTI pursuant to the Cadian Letter Agreement). These directors have fiduciary duties to both us and CTI and may become subject to conflicts of interest on certain matters where CTI's interest as majority stockholder may not be aligned with the interests of our minority stockholders. In addition, if we fail to repurchase the Preferred Stock as required upon a fundamental change, then the number of directors constituting the board of directors will be increased by two and CTI will have the right to designate the two directors to fill such vacancies.
As a consequence of CTI's current ability to control the composition of our board of directors, CTI can, if it were to exercise such control, also exert a controlling influence on our management, direction and policies, including the ability to appoint and remove our officers, engage in certain corporate transactions, including debt financings and mergers or acquisitions, or, subject to the terms of our credit agreement, declare and pay dividends.
We have been adversely affected as a result of being a consolidated, controlled subsidiary of CTI and could be adversely affected in the future.
We have been adversely affected by events at CTI in the past and may be adversely affected by events at CTI or other members of its consolidated group in the future.
CTI's previous extended filing delay and the circumstances underlying it materially and adversely affected us in a number of ways, including by contributing to our own previous extended filing delay and related concerns on the part of employees, customers, partners, service providers, and regulatory authorities, among others. If CTI were in the future to experience further filing delays or to discover further accounting issues, it could have an adverse impact on us and our business.
Prior to our IPO in May 2002, we were included in CTI's U.S. federal income tax return and we remain party to a tax-sharing agreement with CTI for periods prior to our IPO. As a result, CTI may unilaterally make decisions that could impact our liability for income taxes for periods prior to the IPO. Under applicable federal and state laws, we could also be liable, under certain circumstances, for taxes of other members of the CTI consolidated group for such pre-IPO periods. Adjustments to the consolidated group's tax liability for periods prior to our IPO could also affect the net operating losses (“NOLs”) allocated to us by CTI and cause us to incur additional tax liability in future periods. This will continue to be true even after the CNS share distribution or CNS disposition.

In connection with the CNS share distribution, CTI and CNS are expected to enter into a tax disaffiliation agreement for periods prior to the distribution date. Under applicable federal and state laws, CTI could also be liable, under certain circumstances, for taxes of other members of the consolidated group for such pre-distribution periods. Adjustments to the consolidated group's tax liability after the Merger date (assuming that the Merger occurs) for periods prior to the CNS distribution could also affect the NOLs allocated to CTI, and ultimately available to us after the Merger, and cause us to incur additional tax liability in future periods.
For as long as we remain a majority owned subsidiary of CTI, CTI's strategic plans, and related speculation and announcements regarding its ownership interest in our stock, may also adversely affect us and our business. As previously disclosed, the transactions contemplated by the Merger Agreement are subject to a number of significant conditions and there can be no assurance as to when or if these transactions will be consummated. See “ - We cannot assure you that the proposed Merger will be completed or what the impact on us or our stock price will be if it is not completed.” above.
Our stockholders do not currently have the same protections generally available to stockholders of other NASDAQ-listed companies because we are currently a “controlled company” within the meaning of the NASDAQ Listing Rules.
Because CTI currently holds a majority of the voting power for the election of our board of directors, we are a “controlled company” within the meaning of NASDAQ Listing Rule 5615(c). As a controlled company, we have historically relied on exemptions from several of NASDAQ's corporate governance requirements, including requirements that:

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
At present, we do not have a compensation committee or a nominating committee composed entirely of independent directors. Accordingly, our stockholders are not and will not be afforded the same protections generally as stockholders of other NASDAQ-listed companies for so long as CTI holds the majority of the voting power for the election of our board of directors and we continue to rely upon such exemption.
Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments.
As part of our growth strategy, we have made a number of acquisitions and investments and expect to continue to make acquisitions and investments in the future, subject to the terms of our credit agreement and other restrictions resulting from our capital structure.
In some areas, we have seen the market for acquisitions become more competitive and valuations increase. In recent periods, several of our competitors have also completed acquisitions of companies in or adjacent to our markets. As a result, it may be more difficult for us to identify suitable acquisition targets or to consummate acquisitions once identified on reasonable terms or at all. If we are not able to execute on our acquisition strategy, we may not be able to achieve our growth strategy, may lose market share, or may lose our leadership position in one or more of our markets.
Future acquisitions or investments (such as the Merger contemplated by the Merger Agreement) could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to intangible assets, any of which could have a material adverse effect on our operating results and financial condition. In addition, investments in immature businesses with unproven track records and technologies have a high degree of risk, with the possibility that we may lose the value of our entire investments and potentially incur additional unexpected liabilities. For example, under the Merger Agreement, we have agreed to assume certain liabilities, including unknown liabilities, which may or may not be subject to indemnification. Acquisitions or investments that are not immediately accretive to earnings may also make it more difficult for us to maintain satisfactory profitability levels and compliance with the maximum leverage ratio covenant under our credit agreement.
The process of integrating an acquired company's business into our operations and investing in new technologies is challenging and may result in expected or unexpected operating or compliance challenges, which may require a significant amount of our management's attention that would otherwise be focused on the ongoing operation of our business, as well as significant expenditures. Other risks we may encounter with acquisitions include the effect of the acquisition on our financial and strategic positions and our reputation, the inability to obtain the anticipated benefits of the acquisition, including synergies or economies of scale on a timely basis or at all, or challenges in reconciling business practices, particularly in foreign geographies, combining systems, retaining key employees, and maintaining and integrating product development. Due to rapidly changing market conditions, we may also find the value of our acquired technologies and related intangible assets, such as goodwill, as recorded in our financial statements, to be impaired, resulting in charges to operations.
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
We have significant deferred tax assets which can provide us with significant future cash tax savings if we are able to use them. In addition, CTI is expected to be allocated significant NOLs as a result of the CNS distribution that would become available for use on our consolidated U.S. tax returns after the Merger. However, the extent to which we will be able to use these tax benefits may be impacted, restricted, or eliminated by a number of factors, including whether we generate sufficient future net income, adjustments to the tax liability of CTI or its non-Verint subsidiaries for periods prior to our IPO, or following the CNS share distribution or CNS disposition, for periods prior to such disposition, changes in tax rates, laws, or regulations that could have retroactive effect, or an “ownership change” under Section 382 of the Internal Revenue Code. If an ownership change were to occur, it would impose an annual limit on the amount of pre-change NOLs and other losses available to reduce our taxable income and could result in a reduction in the value of our NOL carryforwards or the realizability of other deferred tax assets. In connection with the proposed Merger, if Verint or CTI were to be deemed to have undergone an ownership change, such limits on the availability or value of NOLs of Verint and CTI, respectively, may be applicable. To the extent that we are unable to utilize our NOLs or other losses, our results of operations, liquidity, and financial condition could be adversely affected in a significant manner. When we cease to have NOLs available to us in a particular tax jurisdiction, either through their expiration, disallowance, or utilization, our cash tax liability will increase in that jurisdiction.
Our stock price has been volatile and your investment could lose value.
All of the risk factors discussed in this section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us or our competitors of acquisitions, major transactions, or management changes could also affect our stock price. Our stock price is subject to speculation in the press and the analyst community, including with respect to the closing of the proposed Merger or CTI's strategic plans generally, changes in recommendations or earnings estimates by financial analysts, changes in investors' or analysts' valuation measures for our stock, our credit ratings and market trends unrelated to our performance. Stock sales by CTI or our directors, officers, or other significant holders may also affect our stock price. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management's attention and resources, which could adversely affect our business.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share(or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1 – May 31, 2012	—		—	—	—
June 1 – June 30, 2012	8,729	(3)	$28.27	—	—
July 1 – July 31, 2012	—		—	—	—
Total	8,729		$28.27	—	—

(1)	These shares were purchased in-open market transactions. None of these shares were purchased as a part of a publicly announced stock repurchase plan or program.

(2)	Represents the approximate weighted-average price paid per share.

(3)
The securities disclosed in the table were withheld from directors and executives in connection with the vesting of restricted stock units during a company-imposed trading blackout to facilitate required income tax withholding by us or the payment of required income taxes by such holders.

Item 3.             Defaults upon Senior Securities

None.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. We adopted this standard as of February 1, 2012, and now present net income and other comprehensive income in two separate, consecutive statements in our consolidated financial statements. The table below reflects the retrospective application of this guidance for the years ended January 31, 2012, 2011 and 2010. The retrospective application of this guidance had no impact on our consolidated financial condition or results of operations.

	Year Ended January 31,
	2012	2011	2010
Net income	$40,625	$28,585	$17,100
Other comprehensive income, before income taxes and net of reclassification adjustments:
Foreign currency translation adjustments	(6,685)	1,684	15,277
Net unrealized gains (losses) on derivative financial instruments designated as hedges, and other	1,055	(410)	(11)
Other comprehensive income, before provision for income taxes	34,995	29,859	32,366
Provision for (benefit from) income taxes, related to items of other comprehensive income	149	(59)	(50)
Comprehensive income	34,846	29,918	32,416
Comprehensive income attributable to noncontrolling interest	3,520	3,272	1,529
Comprehensive income attributable to Verint Systems Inc.	$31,326	$26,646	$30,887

Item 6.             Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended July 31, 2012:

Number	Description	Filed Herewith / Incorporated by Reference from

3.1	Amended and Restated Certificate of Designation, Preferences and Rights of the Series A Perpetual Preferred Stock of Verint Systems Inc.	Filed Herewith
10.1	Agreement and Plan of Merger, dated August 12, 2012, by and among Comverse Technology, Inc., Verint Systems Inc. and Victory Acquisition I LLC.	Form 8-K filed on August 13, 2012
10.2	Voting Agreement, dated August 12, 2012, among Comverse Technology, Inc., Verint Systems Inc. and Victory Acquisition I LLC.	Form 8-K filed on August 13, 2012
10.3	Governance and Repurchase Rights Agreement, dated August 12, 2012, by and between Comverse Technology, Inc. and Verint Systems Inc.	Form 8-K filed on August 13, 2012
10.4 *	Amendment No. 1 to Verint Systems Inc. 2010 Long Term Stock Incentive Plan.	Form 8-K filed on June 19, 2012
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith
101.INS**	XBRL Instance Document	Filed Herewith
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

(1)These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the SEC and are not incorporated by reference in any filing of the company under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

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

VERINT SYSTEMS INC.

September 5, 2012	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

September 5, 2012	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)