Form 10-Q
period 2012-10-31
VERINT SYSTEMS INC
filed 2012-12-06
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

There were 40,095,775 shares of the registrant’s common stock outstanding on November 15, 2012.

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

•	risks associated with any litigation against us or our directors or officers that we may face, or any litigation against counterparties that we may inherit, in connection with the Merger;

•	uncertainties regarding the tax consequences of the Merger;

•	risks associated with CTI's current ability to control our board of directors and the outcome of matters submitted for stockholder action;

•	risks associated with being a consolidated subsidiary of CTI and formerly part of CTI's consolidated tax group;

•	risks due to aggressive competition in all of our markets, including with respect to maintaining margins and sufficient levels of investment in our business;

•	risks created by the continued consolidation of our competitors or the introduction of large competitors in our markets with greater resources than we have;

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

iii

PART I. FINANCIAL INFORMATION

 Item 1.     Financial Statements.
VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
October 31, 2012 and January 31, 2012
(Unaudited)

(in thousands, except share and per share data)	October 31, 2012	January 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$192,028	$150,662
Restricted cash and bank time deposits	11,518	12,863
Accounts receivable, net	157,402	154,753
Inventories	11,711	14,414
Deferred cost of revenue	4,457	11,951
Prepaid expenses and other current assets	53,041	56,047
Total current assets	430,157	400,690
Property and equipment, net	37,167	28,289
Goodwill	831,432	828,758
Intangible assets, net	154,253	184,230
Capitalized software development costs, net	6,126	5,846
Long-term deferred cost of revenue	7,486	13,285
Other assets	31,997	38,497
Total assets	$1,498,618	$1,499,595

Liabilities, Preferred Stock, and Stockholders' Equity
Current Liabilities:
Accounts payable	$45,726	$49,441
Accrued expenses and other current liabilities	170,444	168,947
Current maturities of long-term debt	6,438	6,228
Deferred revenue	138,653	156,772
Liabilities to affiliates	—	1,760
Total current liabilities	361,261	383,148
Long-term debt	586,146	591,151
Long-term deferred revenue	14,257	25,987
Other liabilities	53,804	69,472
Total liabilities	1,015,468	1,069,758
Preferred Stock - $0.001 par value; authorized 2,500,000 shares. Series A convertible preferred stock; 293,000 shares issued and outstanding; aggregate liquidation preference and redemption value of $362,374 at October 31, 2012.	285,542	285,542
Commitments and Contingencies
Stockholders' Equity:
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 40,397,000 and 39,265,000 shares; outstanding 40,095,000 and 38,982,000 shares as of October 31, 2012 and January 31, 2012, respectively.	40	40
Additional paid-in capital	574,462	554,351
Treasury stock, at cost - 302,000 and 283,000 shares as of October 31, 2012 and January 31, 2012, respectively.	(8,013)	(7,466)
Accumulated deficit	(329,651)	(357,764)
Accumulated other comprehensive loss	(45,751)	(47,736)
Total Verint Systems Inc. stockholders' equity	191,087	141,425
Noncontrolling interest	6,521	2,870
Total stockholders' equity	197,608	144,295
Total liabilities, preferred stock, and stockholders' equity	$1,498,618	$1,499,595

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Nine Months Ended October 31, 2012 and 2011
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2012	2011	2012	2011
Revenue:
Product	$87,404	$101,164	$281,393	$284,865
Service and support	114,116	98,200	329,188	285,790
Total revenue	201,520	199,364	610,581	570,655
Cost of revenue:
Product	25,420	33,623	92,694	89,368
Service and support	36,166	33,091	105,772	96,469
Amortization of acquired technology and backlog	3,696	3,425	11,124	8,760
Total cost of revenue	65,282	70,139	209,590	194,597
Gross profit	136,238	129,225	400,991	376,058
Operating expenses:
Research and development, net	27,732	28,464	86,330	81,640
Selling, general and administrative	85,626	76,536	232,302	218,988
Amortization of other acquired intangible assets	6,109	5,943	18,342	16,904
Total operating expenses	119,467	110,943	336,974	317,532
Operating income	16,771	18,282	64,017	58,526
Other income (expense), net:
Interest income	125	153	379	447
Interest expense	(7,698)	(7,905)	(23,283)	(24,556)
Loss on extinguishment of debt	—	—	—	(8,136)
Other income (expense), net	(340)	(1,313)	(189)	437
Total other expense, net	(7,913)	(9,065)	(23,093)	(31,808)
Income before provision for income taxes	8,858	9,217	40,924	26,718
Provision for (benefit from) income taxes	2,243	(704)	9,414	3,968
Net income	6,615	9,921	31,510	22,750
Net income attributable to noncontrolling interest	1,144	470	3,397	2,936
Net income attributable to Verint Systems Inc.	5,471	9,451	28,113	19,814
Dividends on preferred stock	(3,909)	(3,747)	(11,521)	(11,003)
Net income attributable to Verint Systems Inc. common shares	$1,562	$5,704	$16,592	$8,811

Net income per common share attributable to Verint Systems Inc.
Basic	$0.04	$0.15	$0.42	$0.23
Diluted	$0.04	$0.15	$0.41	$0.22

Weighted-average common shares outstanding
Basic	39,785	38,807	39,622	38,263
Diluted	39,922	39,263	40,094	39,267

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
Three and Nine Months Ended October 31, 2012 and 2011
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2012	2011	2012	2011
Net income	$6,615	$9,921	$31,510	$22,750
Other comprehensive income, before income taxes and net of reclassification adjustments:
Foreign currency translation adjustments	7,258	(6,895)	2,877	(1,580)
Net unrealized gains (losses) on derivative financial instruments designated as hedges	2,632	(843)	(708)	(286)
Comprehensive income, before provision for (benefit from) income taxes, related to items of other comprehensive income (loss)	16,505	2,183	33,679	20,884
Provision for (benefit from) income taxes, related to items of other comprehensive income (loss)	258	(41)	(70)	(45)
Comprehensive income	16,247	2,224	33,749	20,929
Comprehensive income attributable to noncontrolling interest	1,349	192	3,651	2,829
Comprehensive income attributable to Verint Systems Inc.	$14,898	$2,032	$30,098	$18,100

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
Nine Months Ended October 31, 2012 and 2011
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interest
Balances as of January 31, 2011	37,089	$38	$519,834	$(6,639)	$(394,757)	$(42,069)	$76,407	$1,280	$77,687
Net income	—	—	—	—	19,814	—	19,814	2,936	22,750
Other comprehensive loss	—	—	—	—	—	(1,714)	(1,714)	(107)	(1,821)
Stock-based compensation expense	—	—	17,211	—	—	—	17,211	—	17,211
Exercises of stock options	487	—	9,710	—	—	—	9,710	—	9,710
Common stock issued for stock awards	1,294	1	(1)	—	—	—	—	—	—
Purchases of treasury stock	(23)	—	—	(827)	—	—	(827)	—	(827)
Stock options issued in business combination	—	—	60	—	—	—	60	—	60
Tax effects from stock award plans	—	—	540	—	—	—	540	—	540
Balances as of October 31, 2011	38,847	$39	$547,354	$(7,466)	$(374,943)	$(43,783)	$121,201	$4,109	$125,310

Balances as of January 31, 2012	38,982	$40	$554,351	$(7,466)	$(357,764)	$(47,736)	$141,425	$2,870	$144,295
Net income	—	—	—	—	28,113	—	28,113	3,397	31,510
Other comprehensive income	—	—	—	—	—	1,985	1,985	254	2,239
Stock-based compensation expense	—	—	15,022	—	—	—	15,022	—	15,022
Exercises of stock options	78	—	1,388	—	—	—	1,388	—	1,388
Common stock issued for stock awards and stock bonuses	1,056	—	3,764	—	—	—	3,764	—	3,764
Purchases of treasury stock	(21)	—	—	(615)	—	—	(615)	—	(615)
Treasury stock retired	—	—	(68)	68	—	—	—	—	—
Tax effects from stock award plans	—	—	5	—	—	—	5	—	5
Balances as of October 31, 2012	40,095	$40	$574,462	$(8,013)	$(329,651)	$(45,751)	$191,087	$6,521	$197,608

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended October 31, 2012 and 2011
(Unaudited)

	Nine Months Ended October 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$31,510	$22,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,476	39,152
Stock-based compensation - equity portion	15,544	17,211
Non-cash losses on derivative financial instruments, net	123	1,225
Loss on extinguishment of debt	—	8,136
Other non-cash items, net	(5,955)	4,049
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(2,481)	(1,698)
Inventories	1,761	1,629
Deferred cost of revenue	13,185	7,824
Prepaid expenses and other assets	6,261	2,354
Accounts payable and accrued expenses	(10,170)	(22,996)
Deferred revenue	(29,968)	(24,583)
Other, net	2,848	(9,822)
Net cash provided by operating activities	65,134	45,231

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(660)	(98,698)
Purchases of property and equipment	(11,472)	(9,238)
Settlements of derivative financial instruments not designated as hedges	(266)	(1,183)
Cash paid for capitalized software development costs	(2,921)	(2,542)
Change in restricted cash and bank time deposits	1,271	5,893
Net cash used in investing activities	(14,048)	(105,768)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	—	597,000
Repayments of borrowings and other financing obligations	(5,130)	(585,514)
Payments of debt issuance and other debt-related costs	(217)	(15,280)
Proceeds from exercises of stock options	1,771	9,394
Purchases of treasury stock	(615)	(827)
Payments of contingent consideration for business combinations (financing portion)	(6,074)	(2,004)
Net cash provided by (used in) financing activities	(10,265)	2,769
Effect of exchange rate changes on cash and cash equivalents	545	275
Net increase (decrease) in cash and cash equivalents	41,366	(57,493)
Cash and cash equivalents, beginning of period	150,662	169,906
Cash and cash equivalents, end of period	$192,028	$112,413

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

Condensed Consolidated Financial Statements Preparation

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended January 31, 2012.  The condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the periods ended October 31, 2012 and 2011, and the condensed consolidated balance sheet as of October 31, 2012, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown.  The condensed consolidated balance sheet as of January 31, 2012 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2012.  Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC.  Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2012.  The results for interim periods are not necessarily indicative of a full year’s results.

Please refer to Note 4, “Business Combinations” for information regarding measurement period adjustments related to certain business combinations that have been applied retrospectively to our January 31, 2012 condensed consolidated balance sheet.

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

Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2012.  There were no significant changes to our significant accounting policies during the nine months ended October 31, 2012. Additional disclosures regarding our policy for calculating net income per common share attributable to Verint Systems Inc. appear below.

Net Income Per Common Share Attributable to Verint Systems Inc.

Shares used in the calculation of basic net income per common share are based on the weighted-average number of common shares outstanding during the accounting period. Shares used in the calculation of basic net income per common share include vested but unissued shares underlying awards of restricted stock units, because all necessary conditions for earning those shares have been satisfied at the award's vesting date, but exclude unvested shares of restricted stock because they are contingent upon future service conditions. Shares used in the calculation of diluted net income per common share are based on the weighted-average number of common shares outstanding, adjusted for the assumed exercise of all potentially dilutive stock options and other stock-based awards outstanding using the treasury stock method. Shares used in the calculation of diluted net income per common share also include the assumed conversion of our Series A Convertible Perpetual Preferred Stock ("Preferred Stock"), if dilutive. In periods for which we report a net loss, basic net loss per common share and diluted net loss per common share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

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

The following table summarizes the calculation of basic and diluted net income per common share attributable to Verint Systems Inc. for the three and nine months ended October 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands, except per share amounts)	2012	2011	2012	2011
Net income	$6,615	$9,921	$31,510	$22,750
Net income attributable to noncontrolling interest	1,144	470	3,397	2,936
Net income attributable to Verint Systems Inc.	5,471	9,451	28,113	19,814
Dividends on Preferred Stock	(3,909)	(3,747)	(11,521)	(11,003)
Net income attributable to Verint Systems Inc. for basic net income per common share	1,562	5,704	16,592	8,811
Dilutive effect of dividends on Preferred Stock	—	—	—	—
Net income attributable to Verint Systems Inc. for diluted net income per common share	$1,562	$5,704	$16,592	$8,811
Weighted-average shares outstanding:
Basic	39,785	38,807	39,622	38,263
Dilutive effect of employee equity award plans	137	456	472	1,004
Dilutive effect of assumed conversion of Preferred Stock	—	—	—	—
Diluted	39,922	39,263	40,094	39,267
Net income per common share attributable to Verint Systems Inc.
Basic	$0.04	$0.15	$0.42	$0.23
Diluted	$0.04	$0.15	$0.41	$0.22

We excluded the following weighted-average common shares underlying stock-based awards and the assumed conversion of our Preferred Stock from the calculations of diluted net income per common share because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands)	2012	2011	2012	2011
Common shares excluded from calculation:
Stock options and restricted stock-based awards	1,348	1,404	888	984
Convertible Preferred Stock	11,095	10,675	10,989	10,573

3.	MERGER AGREEMENT WITH CTI

Overview

On August 12, 2012, we entered into the Merger Agreement with Comverse Technology, Inc. ("CTI") providing for the Merger of CTI with and into a new, wholly owned subsidiary of Verint ("Merger Sub"), upon the terms and subject to the conditions set forth in the Merger Agreement.  At the completion of the Merger, each share of CTI common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive new shares of our common stock at a specified exchange ratio, as described below. The Merger, if completed as contemplated in the Merger Agreement, would eliminate CTI's majority ownership in and control of Verint.

On October 31, 2012, CTI successfully completed the distribution of its interest in Comverse, Inc. ("CNS") to its shareholders (the “CNS share distribution”), which was a condition precedent to the completion of the Merger. Following the CNS share distribution, CTI retained no operating activities. CTI's net assets consist primarily of its controlling equity interests in Verint, residual cash and cash equivalents, certain tax attributes which include net operating loss carryforwards ("NOLs"), and other sundry net assets.

The share exchange provision of the Merger Agreement provides that each holder of CTI common shares will receive new shares of our common stock representing such holder's pro rata portion of an aggregate number of shares of our common stock equal to the sum of (1) the shares of our common stock held by CTI immediately prior to the completion of the Merger (including the shares of our common stock issuable upon conversion of the shares of Preferred Stock held by CTI at a conversion price of $32.66), plus (2) additional shares of our common stock, the number of which is equal to the dollar value described below (the “Target Amount”) divided by the average of the daily volume weighted average of the trading prices of our common stock during the 20 consecutive trading days ending on the second trading day prior to the closing date of the Merger, plus (3) additional shares of our common stock based on the positive net worth of CTI (as determined in accordance with the Merger Agreement) immediately prior to the completion of the Merger, up to a maximum dollar value of $10.0 million.  The Target Amount is expected to be $25.0 million as a result of CTI's successful completion of the CNS share distribution on October 31, 2012. However, if CTI beneficially owns less than 50% of the outstanding shares of our common stock as of the completion of the Merger (on an as-exercised and fully diluted basis), the Target Amount will be reduced to zero, unless such level of ownership results from our issuance of new shares of voting securities after the date of the Merger Agreement.

The Target Amount would have been reduced to $15.0 million had the CNS share distribution or other sale or disposition of CNS (a "CNS disposition") occurred after October 31, 2012 but on or prior to January 31, 2013; to $5.0 million had the CNS share distribution or a CNS disposition occurred after January 31, 2013 but on or prior to April 30, 2013; and to zero had the CNS share distribution or a CNS disposition occurred after April 30, 2013.

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

During the three and nine months ended October 31, 2012, we incurred expenses of $9.6 million and $12.9 million, respectively, consisting primarily of legal and other professional fees, associated with this matter, which have been expensed as incurred and are reflected within selling, general and administrative expenses. We expect to continue to incur such expenses through, and possibility beyond, the completion of the Merger.

Conditions of and Timing of the Merger

The completion of the Merger is subject to several conditions including, among others, (1) the adoption of the Merger Agreement and the transactions contemplated thereby by the requisite votes of our stockholders and CTI's shareholders as well as, in our case, by the affirmative vote of holders representing a majority of shares of our common stock present, in person or by proxy, at our special meeting of stockholders that are not held by CTI or its subsidiaries, and (2) the effectiveness of our Form S-4 registration statement, a preliminary version of which was filed with the SEC on October 29, 2012. The Merger is also subject to the other conditions specified in the Merger Agreement.

We currently expect to close the Merger in the first quarter of our next fiscal year. However, there can be no assurance as to when or if the transactions contemplated by the Merger Agreement will be consummated.

Termination Rights

The Merger Agreement provides certain termination rights to both parties, and further provides that in connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay CTI, or CTI may be required to pay us, a fee of $10.0 million and/or such party's out-of-pocket expenses.  Furthermore, upon termination of the Merger Agreement under certain circumstances, the parties would be entitled to certain rights and subject to certain obligations set forth in a Governance and Repurchase Rights Agreement, as further described below.

Voting Agreement

In connection with entering into the Merger Agreement, we entered into a Voting Agreement with CTI pursuant to which CTI agreed, among other things, to vote the shares of our common stock and Preferred Stock beneficially owned by CTI in favor of the adoption of the Merger Agreement.  CTI also agreed to comply with certain restrictions on the disposition of such shares, including requiring any transferee of CTI's voting securities to be bound by the terms of the Voting Agreement.  The Voting Agreement will terminate upon the earlier of the completion of the Merger or the termination of the Merger Agreement in accordance with its terms.

Governance and Repurchase Rights Agreement

Also in connection with entering into the Merger Agreement, we entered into a Governance and Repurchase Rights Agreement with CTI, which provides certain rights for, and imposes certain obligations upon, the parties for a period of up to 18 months following the termination of the Merger Agreement under certain conditions, including a knowing or deliberate breach of the Merger Agreement by CTI that is not timely cured, subject to earlier termination of the Governance and Repurchase Rights Agreement in accordance with its terms, including in the event of certain types of changes in control of CTI (such 18-month or shorter period, the “Term”).

The Governance and Repurchase Rights Agreement provides for the following rights and obligations, among other things, during the Term:

•
Specifics regarding the composition of our board of directors, including the requirement that certain CTI nominees to our board of directors (as designated by Cadian Capital Management, LLC under a May 30, 2012 letter agreement among CTI, Cadian Capital Management, LLC and certain of its affiliates) qualify as independent;

•
Certain restrictions upon CTI acquiring additional beneficial ownership of any of our outstanding voting securities, other than shares of our common stock pursuant to CTI's conversion of its Preferred Stock holdings (the "Standstill");

•	Obligations on how CTI will vote its holdings of our voting securities on certain matters at any time that our board of directors is not comprised of a majority of independent directors; and

•
The right (which right may only be exercised once) for us to purchase shares (the “Option Shares”) of Preferred Stock (or, if necessary, shares of our common stock) owned by CTI to reduce CTI's beneficial ownership of our voting securities to less than 50% but not less than 49.5% (on an as-exercised and fully diluted basis) (the “Call Option”).  The purchase price of the Option Shares upon our exercise of the Call Option would equal the sum of (1) the liquidation preference of the Preferred Stock to be purchased, plus (2) the market value (as defined in the agreement) of any of our common stock to be purchased, plus (3) a pro rata portion of $5.0 million based on the number of Option Shares to be purchased relative to the total number of outstanding shares of the Preferred Stock.

The Call Option will automatically terminate in the event CTI beneficially owns less than 50% of our outstanding voting securities (on an as-exercised and fully diluted basis), with several exceptions, as defined in the Governance and Repurchase Rights Agreement.

The foregoing descriptions of the Merger Agreement, the Voting Agreement, and the Governance and Repurchase Rights Agreement are qualified in their entirety by reference to the terms of such agreements, copies of which have been filed as exhibits to our Current Report on Form 8-K filed on August 13, 2012 and incorporated herein by reference.

Consolidated Financial Statement Impact

For financial reporting purposes, the Merger, if completed, will be accounted for as the acquisition of CTI by Verint, with Verint as the continuing reporting entity, in a combination of entities under common control. Common control transactions are transfers and exchanges between entities that are under the control of the same parent, or are transactions in which all of the combining entities are controlled by the same party or parties before and after the transaction and that control is not transitory. When accounting for a transfer of assets or exchange of shares between entities under common control, the entity receiving the net assets or the equity interests recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of the transfer.

In the Merger, CTI's shareholders would exchange their CTI shares for new shares of our common stock and CTI's equity interests in Verint would be canceled. Upon the issuance of new shares of our common stock to CTI's shareholders and the corresponding cancelation of CTI's holdings of shares of our common stock and Preferred Stock upon completion of the Merger, our total consolidated stockholders' equity would be adjusted to reflect the carrying value of our Preferred Stock, and the carrying values of CTI's net assets, other than its equity interests in Verint, as increases to our additional paid-in capital. Our Preferred Stock is currently classified as mezzanine equity on our condensed consolidated balance sheet.

As noted above, following the October 31, 2012 CNS share distribution, the net assets of CTI consist primarily of its controlling equity interests in Verint, as well as certain residual cash and cash equivalents and other sundry net assets. In addition, CTI has NOL carryforwards for income tax reporting purposes. At the completion of the Merger, the deferred tax assets attributable to CTI's NOL carryforwards are expected to be fully offset by unrecognized tax benefits and valuation allowances. No CTI employees, operations or business processes would move to the combined company in the Merger. As a result, our existing net assets and operations would represent the vast majority of the net assets and all of the operations of the combined company.

4.	BUSINESS COMBINATIONS

Nine Months Ended October 31, 2012

We did not execute any business combinations during the nine months ended October 31, 2012.

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

For the three and nine months ended October 31, 2012, we recorded an expense of $0.8 million and a benefit of $2.9 million, respectively, and for the three months ended October 31, 2011, we recorded an expense of $0.3 million, within selling, general and administrative expenses for changes in the fair value of the Vovici contingent consideration obligation, which primarily reflected the impacts of revised expectations of achieving the performance targets. As of October 31, 2012, the fair value of this contingent consideration was $4.3 million, and no payments had been made to the former Vovici shareholders under this arrangement.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of Vovici totaled $0.5 million for the nine months ended October 31, 2012, the majority of which were incurred during the three months ended April 30, 2012. Such costs totaled $1.3 million and $2.5 million for the three and nine months ended October 31, 2011, respectively. All transaction and related costs were expensed as incurred.

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

For the three and nine months ended October 31, 2012, we recorded benefits of $1.3 million and $5.8 million respectively, within selling, general and administrative expenses for changes in the fair value of the GMT contingent consideration obligation, which primarily reflected the impacts of revised expectations of achieving the performance targets.  As of October 31, 2012, the fair value of this contingent consideration was $3.8 million, and no payments had been made to the former GMT shareholders under this arrangement.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of GMT, totaled $0.3 million for the nine months ended October 31, 2012, the majority of which were incurred during the three months ended April 30, 2012. Such costs totaled $1.0 million for the nine months ended October 31, 2011, almost all of which were incurred during the three months ended October 31, 2011. All transaction and related costs were expensed as incurred.

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

For the three and nine months ended October 31, 2012, we recorded a net benefit of $0.4 million and net expense of $0.2 million, respectively, within selling, general and administrative expenses for changes in the aggregate fair values of the contingent consideration obligations associated with these acquisitions, reflecting the impacts of revised expectations of achieving the performance targets, as well as decreases in the discount periods since the acquisition dates.  As of October 31, 2012, the aggregate fair value of the contingent consideration obligations associated with these acquisitions was $15.2 million. During the three and nine months ended October 31, 2012, we made payments of $1.0 million and $5.2 million, respectively, to the respective former shareholders or asset owners under these arrangements. No such payments were made during the nine months ended October 31, 2011.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.1 million and $0.6 million for the three and nine months ended October 31, 2012, respectively. Such costs totaled $0.6 million and $3.0 million for the three and nine months ended October 31, 2011, respectively. All transaction and related costs were expensed as incurred.

As of January 31, 2012, the tax deductibility of $21.4 million of the goodwill associated with these business combinations was still being assessed.  Purchase price allocation adjustments, as discussed below, as well as fluctuations in foreign currency exchange rates reduced this goodwill to $16.6 million at October 31, 2012, and we have concluded that $6.5 million of this goodwill is tax deductible, and  $10.1 million is not tax deductible.

In connection with one of the foregoing business combinations, the purchase price allocation included liabilities for uncertain tax positions and certain other liabilities associated with pre-acquisition business activities of the acquired company.  As of January 31, 2012, the liability for certain other pre-acquisition business activities of the acquired company was $4.0 million and was included within accrued expenses and other current liabilities, and the liability for pre-acquisition uncertain tax positions was $4.7 million and was included within other liabilities. Corresponding indemnification assets of $4.0 million and $4.7 million were reflected within prepaid expenses and other current assets and other assets, respectively, recognizing the selling shareholders' contractual obligation to indemnify us for these pre-acquisition liabilities, and were measured on the same basis as the corresponding liabilities.

As of October 31, 2012, the liability associated with certain other pre-acquisition business activities of the acquired company, and corresponding indemnification asset, were $3.1 million. The change in these carrying values during the nine months ended October 31, 2012 reflects the derecognition of certain liabilities and corresponding indemnification assets and the impact of foreign currency exchange rate fluctuations.  These changes were offsetting and therefore did not impact our condensed consolidated statements of operations for the three and nine months ended October 31, 2012.

As of October 31, 2012, the liability associated with pre-acquisition uncertain tax positions, and corresponding indemnification asset, were $2.9 million. During the nine months ended October 31, 2012, these carrying values were impacted by foreign currency exchange rate fluctuations in offsetting amounts which therefore did not impact our condensed consolidated statements of operations. In addition, during the three months ended October 31, 2012, we met the criteria required to adjust a certain pre-acquisition uncertain tax position, so an applicable $1.1 million tax liability was reversed and was reflected as a component of the provision for income taxes for the three and nine months ended October 31, 2012 in the accompanying condensed consolidated statements of operations. Because the uncertain tax position was reversed, we also recorded a write-off of the corresponding $1.1 million indemnification asset, which is included in other income (expense), net for the same periods.

Purchase Price Allocations

As of January 31, 2012, the purchase price allocations for acquisitions completed during the year ended January 31, 2012 were provisional and were based on the information that was available to us as of the respective acquisition dates, and represented our best estimates of the fair values of the assets acquired and liabilities assumed.

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

The purchase price allocation for the acquisition of GMT did not change subsequent to January 31, 2012.

No purchase price allocation adjustments were identified subsequent to April 30, 2012, and the purchase price allocations for all acquisitions executed during the year ended January 31, 2012 are now complete.

The following table sets forth the components and the allocations of the purchase price for the acquisition of Vovici, as well as the combined purchase prices for our other individually insignificant acquisitions completed during the year ended January 31, 2012, reflecting all subsequent purchase price allocation adjustments:

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

For the nine months ended October 31, 2011, an increase of $0.2 million in the fair value of this contingent consideration obligation was recorded as a charge to selling, general and administrative expenses.

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

Pro Forma Information

The following table provides unaudited pro forma financial information for the three and nine months ended October 31, 2011, as if Vovici and GMT had been acquired on February 1, 2010.  These unaudited pro forma results reflect certain adjustments related to these acquisitions, such as amortization expense on finite-lived intangible assets acquired from Vovici and GMT.  The unaudited pro forma results do not include any operating efficiencies or potential cost savings which may result from these business combinations.  Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions occurred on February 1, 2010, nor are they indicative of future operating results. The pro forma impact of the other business combinations completed during the year ended January 31, 2012 was not material to our historical consolidated operating results and is therefore not presented.

	Three Months Ended	Nine Months Ended
(in thousands)	October 31, 2011
Revenue	$203,362	$588,290
Net income attributable to Verint Systems Inc. common shares	$9,746	$10,099

5.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of October 31, 2012 and January 31, 2012:

	October 31, 2012
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$225,941	$(112,614)	$113,327
Acquired technology	93,802	(60,947)	32,855
Trade names	12,783	(10,395)	2,388
Non-competition agreements	5,776	(4,279)	1,497
Distribution network	2,440	(1,535)	905
Backlog	843	(62)	781
Total intangible assets with finite lives	341,585	(189,832)	151,753
In-process research and development, with indefinite lives	2,500	—	2,500
Total	$344,085	$(189,832)	$154,253

	January 31, 2012
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$225,554	$(95,173)	$130,381
Acquired technology	94,027	(49,732)	44,295
Trade names	12,824	(9,805)	3,019
Non-competition agreements	5,779	(3,656)	2,123
Distribution network	2,440	(1,352)	1,088
Backlog	843	(19)	824
Total intangible assets with finite lives	341,467	(159,737)	181,730
In-process research and development, with indefinite lives	2,500	—	2,500
Total	$343,967	$(159,737)	$184,230

The following table presents net acquisition-related intangible assets by reportable segment as of October 31, 2012 and January 31, 2012:

(in thousands)	October 31, 2012	January 31, 2012
Enterprise Intelligence	$135,267	$160,258
Video Intelligence	4,174	5,059
Communications Intelligence	14,812	18,913
Total	$154,253	$184,230

Intangible assets and goodwill have been retrospectively adjusted at January 31, 2012 to reflect measurement period adjustments to the purchase price allocations for several business combinations completed during the year ended January 31, 2012.  These adjustments were identified during the three months ended April 30, 2012, and resulted from new information obtained about facts and circumstances that existed as of the respective acquisition dates.  Intangible assets were changed to reduce acquired technology and customer relationships by $0.3 million and $0.4 million, respectively, entirely within our Communications Intelligence segment.  Further details regarding these adjustments appear in Note 4, “Business Combinations”.

Total amortization expense recorded for acquisition-related intangible assets was $9.8 million and $29.5 million for the three and nine months ended October 31, 2012, respectively, and $9.4 million and $25.7 million for the three and nine months ended October 31, 2011, respectively.  The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2013 (Remainder of year)	$9,915
2014	34,510
2015	30,959
2016	29,568
2017	26,835
2018 and thereafter	19,966
Total	$151,753

No impairment indicators were identified for finite-lived intangible assets during the nine months ended October 31, 2012 and 2011.  Our in-process research and development assets were acquired during the three months ended January 31, 2012, and no impairment indicators were identified for these assets during the nine months ended October 31, 2012.

Goodwill activity for the nine months ended October 31, 2012, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Enterprise Intelligence	Video Intelligence	Communications Intelligence
Goodwill, gross, at January 31, 2012:
As previously reported	$898,552	$770,532	$76,214	$51,806
Measurement period adjustments identified during the three months ended April 30, 2012	(2,929)	(234)	—	(2,695)
As retrospectively adjusted	895,623	770,298	76,214	49,111
Accumulated impairment losses through January 31, 2012	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at January 31, 2012	828,758	739,507	40,140	49,111
Foreign currency translation and other	2,674	3,822	(140)	(1,008)
Goodwill, net, at October 31, 2012	$831,432	$743,329	$40,000	$48,103
Balance at October 31, 2012
Goodwill, gross, at October 31, 2012	$898,297	$774,120	$76,074	$48,103
Accumulated impairment losses through October 31, 2012	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at October 31, 2012	$831,432	$743,329	$40,000	$48,103

As noted previously, goodwill balances at January 31, 2012 have been retrospectively adjusted to reflect measurement period adjustments to the purchase price allocations for several business combinations completed during the year ended January 31, 2012.  These adjustments reduced goodwill by $2.9 million, including $2.7 million and $0.2 million in our Communications Intelligence and Enterprise Intelligence segments, respectively.  Further details regarding these adjustments appear in Note 4, “Business Combinations”.

At the acquisition date, goodwill resulting from a business combination is assigned to those reporting units expected to benefit from the synergies of the combination.  Reporting units may either be at, or one level below, our operating segment level.

We test our goodwill for impairment at least annually as of November 1, or more frequently if an event occurs or circumstances exist indicating the potential for impairment.  No events or circumstances indicating the potential for goodwill impairment were identified during either the nine months ended October 31, 2012 or the nine months ended October 31, 2011.

6.	LONG-TERM DEBT

The following table summarizes our long-term debt at October 31, 2012 and January 31, 2012:

(in thousands)	October 31, 2012	January 31, 2012
Term loan facility:
Gross borrowings	$592,500	$597,000
Unamortized debt discount	(2,366)	(2,685)
Other debt	2,450	3,064
Total debt	592,584	597,379
Less: current maturities	6,438	6,228
Long-term debt	$586,146	$591,151

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

As of October 31, 2012 and January 31, 2012, the interest rate on the term loan was 4.50%.  Including the impact of the 0.50% original issuance term loan discount and the deferred debt issuance costs, the effective interest rate on our term loan was approximately 4.91% as of October 31, 2012.

We incurred interest expense on borrowing under our credit facilities of $6.8 million and $20.3 million during the three and nine months ended October 31, 2012, respectively, and $6.9 million and $21.3 million during the three and nine months ended October 31, 2011, respectively. We also recorded $0.7 million and $2.1 million, respectively, during the three and nine months ended October 31, 2012 and October 31, 2011, respectively, for amortization of our deferred debt issuance costs, which is reported within interest expense.  During the three and nine months ended October 31, 2012, we also recorded $0.1 million and $0.3 million, respectively, for amortization of the original issuance term loan discount, which is reported within interest expense. During the three and nine months ended October 31, 2011, we recorded $0.1 million and $0.2 million, respectively, for amortization of the original issuance term loan discount.

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

The following table summarizes future scheduled principal payments on our term loan as of October 31, 2012:

(in thousands)
Years Ending January 31,	Amount
2013 (Remainder of year)	$1,500
2014	6,000
2015	6,000
2016	6,000
2017	6,000
2018 and thereafter	567,000
Total	$592,500

In connection with a business combination completed during the three months ended October 31, 2011, we assumed approximately $3.3 million of development bank and government debt in the Americas region.  This debt is payable in periods through February 2017 and bears interest at varying rates.  As of October 31, 2012, the majority of this debt bears interest at an annual rate of 7.00%.  The carrying value of this debt was approximately $2.5 million at October 31, 2012.

7.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of October 31, 2012 and January 31, 2012:

(in thousands)	October 31, 2012	January 31, 2012
Raw materials	$3,994	$4,959
Work-in-process	3,998	5,777
Finished goods	3,719	3,678
Total inventories	$11,711	$14,414

Condensed Consolidated Statements of Operations

Other income (expense), net consisted of the following for the three and nine months ended October 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands)	2012	2011	2012	2011
Foreign currency gains (losses), net	$1,144	$(1,233)	$1,267	$2,554
Gains (losses) on derivative financial instruments, net	(253)	682	(122)	(1,225)
Other, net	(1,231)	(762)	(1,334)	(892)
Total other income (expense), net	$(340)	$(1,313)	$(189)	$437

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the nine months ended October 31, 2012 and 2011:

	Nine Months Ended
	October 31,
(in thousands)	2012	2011
Cash paid for interest	$20,546	$22,374
Cash paid for income taxes, net of refunds received	$14,807	$12,064
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$1,715	$1,241
Inventory transfers to property and equipment	$374	$555
Liabilities for contingent consideration in business combinations	$—	$33,704
Stock options exercised, proceeds received subsequent to period end	$—	$364
Purchases under supplier financing arrangements, including capital leases	$—	$1,090
Leasehold improvements funded by lease incentive	$5,014	$—

8.	CONVERTIBLE PREFERRED STOCK

On May 25, 2007, in connection with our acquisition of Witness Systems, Inc. (“Witness”), we entered into a Securities Purchase Agreement with CTI, whereby CTI purchased, for cash, an aggregate of 293,000 shares of our Series A Convertible Preferred Stock, for an aggregate purchase price of $293.0 million.  Proceeds from the issuance of the Preferred Stock were used to partially finance the acquisition.

The terms of the Preferred Stock provide that upon a fundamental change, as defined, the holders of the Preferred Stock have the right to require us to repurchase the Preferred Stock for 100% of the liquidation preference then in effect.  Therefore, the Preferred Stock has been classified as mezzanine equity on our condensed consolidated balance sheets as of October 31, 2012 and January 31, 2012, separate from permanent equity, because the occurrence of such a fundamental change, and thus a potential required repurchase of the Preferred Stock, however remote in likelihood, is not solely under our control.  Fundamental change events include the sale of substantially all of our assets and certain changes in beneficial ownership, board of directors’ composition, and business reorganizations.

On August 12, 2012, we entered into the Merger Agreement with CTI providing for the Merger of CTI with and into a new, wholly owned subsidiary of Verint, which, if completed as contemplated in the Merger Agreement, would eliminate CTI's majority ownership in and control of Verint. Under the terms of the Merger Agreement, each holder of CTI common shares at the effective time of the Merger would receive, among other consideration, the right to receive its pro rata portion of new shares of our common stock issuable upon conversion of the Preferred Stock held by CTI at the effective time of the Merger at a conversion price of $32.66. Each outstanding share of the Preferred Stock held by CTI will be canceled at the completion of the Merger, and each outstanding share of Preferred Stock not held by CTI will be converted into shares of our common stock.

Under the Merger Agreement, CTI has agreed that the Merger and other transactions contemplated by the Merger Agreement will not constitute fundamental change events under the terms of the Preferred Stock.

Further details regarding the Merger Agreement and the transactions contemplated thereby appear in Note 3, “Merger Agreement with CTI”.

We concluded that, as of October 31, 2012, the occurrence of a fundamental change and the associated potential required repurchase of the Preferred Stock were not probable.  We therefore did not adjust the carrying amount of the Preferred Stock to its redemption amount, which is its liquidation preference, at October 31, 2012.  Through October 31, 2012, cumulative, undeclared dividends on the Preferred Stock were $69.4 million and, as a result, the liquidation preference of the Preferred Stock was $362.4 million at that date.

At October 31, 2012, the Preferred Stock was convertible into approximately 11.1 million shares of our common stock.

9.	STOCKHOLDERS’ EQUITY

Treasury Stock

From time to time, our board of directors has approved limited programs to repurchase shares of our common stock from directors or officers in connection with the vesting of restricted stock or restricted stock units to facilitate required income tax withholding by us or the payment of required income taxes by such holders.  In addition, the terms of some of our equity award agreements with all grantees provide for automatic repurchases by us for the same purpose if a vesting-related or delivery-related tax event occurs at a time when the holder is not permitted to sell shares in the market. Our stock bonus program contains similar terms.  Any such repurchases of common stock occur at prevailing market prices and are recorded as treasury stock.

During the nine months ended October 31, 2012, we acquired approximately 18,000 shares of treasury stock from directors, executive officers, and other employees at a cost of $0.5 million. During the nine months ended October 31, 2011, we acquired approximately 23,000 shares of treasury stock from certain executive officers and directors at a cost of $0.8 million.

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

Accumulated Other Comprehensive Loss

The following table summarizes the components of our accumulated other comprehensive loss as of October 31, 2012 and January 31, 2012:

(in thousands)	October 31, 2012	January 31, 2012
Foreign currency translation losses, net	$(45,779)	$(48,402)
Unrealized gains on derivative financial instruments, net	28	666
Total accumulated other comprehensive loss	$(45,751)	$(47,736)

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

10.	INCOME TAXES

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

For the three months ended October 31, 2012, we recorded a $2.2 million provision for income taxes on pre-tax income of $8.9 million, which represented an effective income tax rate of 25.3%.  This effective income tax rate was lower than the 35% U.S. federal statutory rate primarily due to the mix and levels of income and losses among taxing jurisdictions and the recognition of previously unrecognized tax benefits, offset by the write-off of certain tax attributes resulting from the merger of certain foreign subsidiaries.  Although we did not recognize U.S. federal income tax benefits on losses incurred by certain domestic operations where we maintain valuation allowances, income from certain foreign subsidiaries was taxed at rates lower than the U.S. federal statutory rate.

For the three months ended October 31, 2011, we recorded an income tax benefit of $0.7 million on pre-tax income of $9.2 million, which represented an effective income tax benefit rate of (7.6)%, which was lower than the U.S. federal statutory rate of 35%. The effective income tax rate was significantly impacted by the mix and levels of income and losses among taxing jurisdictions. The rate was decreased because we recorded a tax benefit associated with the partial release of a valuation allowance.

For the nine months ended October 31, 2012, we recorded a $9.4 million provision for income taxes on pre-tax income of $40.9 million, which represented an effective tax rate of 23.0%. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the mix and levels of income and losses by jurisdiction and the recognition of previously unrecognized tax benefits, offset by the write-off of certain tax attributes resulting from the merger of certain foreign subsidiaries. We recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, but we did not recognize a U.S. federal income tax benefit on losses incurred by certain domestic operations because we maintain valuation allowances against the deferred tax assets, including those assets related to loss carryforwards.

For the nine months ended October 31, 2011, we recorded an income tax provision of $4.0 million on pre-tax income of $26.7 million, which represented an effective tax rate of 14.9%. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the mix and levels of income and losses by jurisdiction, the recognition of previously unrecognized tax benefits and the partial release of a valuation allowance. Although we did not recognize U.S. federal income tax benefits on losses incurred by certain domestic operations where we maintain valuation allowances, income from certain foreign subsidiaries was taxed at rates lower than the U.S. federal statutory rate.

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

We had unrecognized tax benefits of $35.8 million and $36.4 million (excluding interest and penalties) as of October 31, 2012 and January 31, 2012, respectively.  The accrued liability for interest and penalties was $7.1 million and $8.2 million at October 31, 2012 and January 31, 2012, respectively.  Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of October 31, 2012 and January 31, 2012, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate were approximately $30.7 million and $30.7 million, respectively.  We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  Further, we believe that it is reasonably possible that the total amount of unrecognized tax benefits at October 31, 2012 could decrease by approximately $3.8 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation.  Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes including the need for additional valuation allowances, and the recognition of tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate.  We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements.  We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis.  Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy.  We did not identify any transfers between levels of the fair value measurement hierarchy during the nine months ended October 31, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of October 31, 2012 and January 31, 2012:

	October 31, 2012
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$45,419	$—	$—
Foreign currency forward contracts	—	713	—
Total assets	$45,419	$713	$—
Liabilities:
Foreign currency forward contracts	$—	$824	$—
Contingent consideration - business combinations	—	—	23,316
Total liabilities	$—	$824	$23,316

	January 31, 2012
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$44,494	$—	$—
Foreign currency forward contracts	—	978	—
Total assets	$44,494	$978	$—
Liabilities:
Foreign currency forward contracts	$—	$530	$—
Contingent consideration - business combinations	—	—	38,646
Total liabilities	$—	$530	$38,646

The following table presents the change in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the three and nine months ended October 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands)	2012	2011	2012	2011
Fair value measurement at beginning of period	$25,204	$2,364	$38,646	$3,686
Contingent consideration liabilities recorded for business combinations	—	32,800	—	33,704
Changes in fair values, recorded in operating expenses	(888)	(541)	(8,428)	1,340
Payments of contingent consideration	(1,000)	—	(6,902)	(4,107)
Fair value measurement at end of period	$23,316	$34,623	$23,316	$34,623

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model.  These fair value measurements are based on significant inputs not observable in the market.  The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved.  We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded in earnings.  Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements.  We utilized discount rates ranging from 3.1% to 16.5% in our calculations of the estimated fair values of our contingent consideration liabilities as of October 31, 2012.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $599.0 million and $597.0 million at October 31, 2012 and January 31, 2012, respectively. The estimated fair values of the term loan are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loan.  We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loan are traded.  The indicative prices provided to us as at each of October 31, 2012 and January 31, 2012 did not significantly differ from par value.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows.  These assets are recorded at fair value only when an impairment charge is recognized.  No such impairment charges were recorded during the nine months ended October 31, 2012 and 2011.

12.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consisted only of foreign currency forward contracts with notional amounts of $95.3 million and $94.1 million as of October 31, 2012 and January 31, 2012, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments as of October 31, 2012 and January 31, 2012 were as follows:

	October 31, 2012
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$713	Accrued expenses and other liabilities	$669
Total derivative financial instruments designated as hedging instruments		$713		$669
Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$155
Total derivative financial instruments not designated as hedging instruments		$—		$155

	January 31, 2012
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$978	Accrued expenses and other liabilities	$227
Total derivative financial instruments designated as hedging instruments		$978		$227
Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$303
Total derivative financial instruments not designated as hedging instruments		$—		$303

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedging instruments as of October 31, 2012 and January 31, 2012, and for the three and nine months ended October 31, 2012 and 2011 were as follows:

	Net Gains Recognized in Accumulated Other Comprehensive Loss		Classification of Net Gains (Losses) Reclassified from Other Comprehensive Loss into the Condensed Consolidated Statements of Operations	Net Gains (Losses) Reclassified from Other Comprehensive Loss into the Condensed Consolidated Statements of Operations
				Three Months Ended		Nine Months Ended
	October 31,	January 31,		October 31,		October 31,
(in thousands)	2012	2012		2012	2011	2012	2011
Foreign currency forward contracts	$28	$666	Operating Expenses	$(440)	$(607)	$(1,205)	$1,179

There were no gains or losses from ineffectiveness of these hedges recorded for the three and nine months ended October 31, 2012 and 2011.  All of the foreign currency forward contracts underlying the nominal net gains recorded in our Accumulated Other Comprehensive Loss at October 31, 2012 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the three and nine months ended October 31, 2012 and 2011 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended		Nine Months Ended
		October 31,		October 31,
(in thousands)		2012	2011	2012	2011
Foreign currency forward contracts	Other income (expense), net	$(254)	$682	$(123)	$(1,225)
Total		$(254)	$682	$(123)	$(1,225)

13.	STOCK-BASED COMPENSATION

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and nine months ended October 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands)	2012	2011	2012	2011
Cost of revenue - product	$257	$246	$583	$686
Cost of revenue - service and support	564	519	1,531	1,675
Research and development, net	769	657	1,906	2,243
Selling, general and administrative	5,095	5,228	14,298	16,237
Total stock-based compensation expense	$6,685	$6,650	$18,318	$20,841

Total stock-based compensation expense by classification was as follows for the three and nine months ended October 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands)	2012	2011	2012	2011
Equity-classified awards	$4,550	$5,571	$15,022	$17,211
Stock bonus program	—	—	522	—
Total equity-settled awards	4,550	5,571	15,544	17,211
Other liability-classified awards	2,135	1,079	2,774	3,630
Total stock-based compensation expense	$6,685	$6,650	$18,318	$20,841

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

The decrease in stock-based compensation expense in the nine months ended October 31, 2012, compared to the corresponding period in the prior year, resulted primarily from the impact of a shift in the mix of outstanding restricted stock units from awards with two-year vesting periods to awards with three-year vesting periods and a decrease in outstanding phantom stock awards.

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

During the three and nine months ended October 31, 2012, approximately 19,000 and 78,000 common shares were issued pursuant to stock option exercises, respectively, for total proceeds of $0.4 million and $1.4 million, respectively. During the three and nine months ended October 31, 2011, approximately 55,000 and 487,000 common shares were issued pursuant to stock option exercises, respectively, for total proceeds of $1.0 million and $9.7 million, respectively. As of October 31, 2012, we had approximately 1.0 million stock options outstanding, of which all but 20,000 were exercisable as of such date.

Restricted Stock Units and Restricted Stock Awards

We periodically award restricted stock units, as well as shares of restricted stock, to our directors, officers, and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting.

During the nine months ended October 31, 2012 and 2011, we granted 1.2 million and 0.9 million restricted stock units, respectively, substantially all of which were granted during the three months ended April 30, 2012 and 2011, respectively.  Forfeitures of restricted stock units in each period were not significant.  As of October 31, 2012, we had 1.5 million restricted stock units outstanding with a weighted-average grant date fair value of $31.52 per unit.  We did not grant any restricted stock awards during the nine months ended October 31, 2012 and 2011, and there were no unvested restricted stock awards outstanding at October 31, 2012.

Substantially all of the restricted stock units granted during the nine months ended October 31, 2012 include a provision which allows these awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors.  As of October 31, 2012, settlement of these awards with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards.

As of October 31, 2012, there was approximately $34.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years.

Phantom Stock Units

We have periodically issued phantom stock units to certain non-officer employees that settle, or are expected to settle, with cash payments upon vesting.   Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

During the nine months ended October 31, 2012 and 2011, grants and forfeitures of phantom stock units were not significant. Total cash payments made upon vesting of phantom stock units were $2.3 million for the nine months ended October 31, 2012, of which only a negligible amount occurred during the three months ended October 31, 2012. Total cash payments made upon vesting of phantom stock units were $10.3 million for the nine months ended October 31, 2011, of which only a negligible amount occurred during the three months ended October 31, 2011.  Total accrued liabilities for phantom stock units were $0.2 million and $1.9 million as of October 31, 2012 and January 31, 2012, respectively.

Stock Bonus Program

In September 2011, our board of directors approved, and in December 2011 revised, a stock bonus program under which eligible employees may receive a portion of their annual or quarterly bonuses (depending on the employee’s bonus plan) in the form of fully vested shares of our common stock.  As of October 31, 2012, executive officers were not eligible to participate in this program. This program is subject to annual funding approval by our board of directors and an annual cap on the number of shares that can be issued.  Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-day trailing average price of our common stock when the awards are calculated, reduced by a discount to be determined by the board of directors each year (the "discount").  To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash.  Obligations under this program are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of common stock determined using a discounted average price of our common stock, as described above.

For the year ended January 31, 2012, our board of directors approved up to 150,000 shares of common stock for awards under this program and a discount of 20% (the "2012 stock bonus program").  The total accrued liability for the 2012 stock bonus program was $3.2 million as of January 31, 2012. Approximately 132,000 shares of common stock earned under the 2012 stock bonus program were issued during the three months ended July 31, 2012, which, along with $0.1 million of awards settled with cash payments, settled our obligations under the 2012 stock bonus program.

In August 2012, our board of directors approved up to 150,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the year ending January 31, 2013 (the "2013 stock bonus program"). The total accrued liability for the 2013 stock bonus program was $2.0 million as of October 31, 2012. Shares of our common stock earned under the 2013 stock bonus program in respect of the three months ended October 31, 2012 are expected to be issued during the three months ended January 31, 2013, and awards earned under the 2013 stock bonus program in respect of the three months and the year ended January 31, 2013 are expected to be issued during the first half of the year ended January 31, 2014.

14.	RELATED PARTY TRANSACTIONS

During the nine months ended October 31, 2012, we paid $0.3 million to a subsidiary of CTI for its assignment to us of user licenses for certain third-party internal-use software. We also paid $1.6 million during this period to certain subsidiaries of CTI to settle pre-existing liabilities.

On August 12, 2012, we entered into several agreements with CTI, including the Merger Agreement, providing for the Merger of CTI with and into our new, wholly owned subsidiary, subject to the conditions set forth therein. Further details regarding these agreements appear in Note 3, “Merger Agreement with CTI”.

15.	COMMITMENTS AND CONTINGENCIES

Facility Lease

In October 2012, we executed a lease agreement for occupancy of additional facility space in Israel, which extends from November 2012 through October 2022.  We have the right to terminate the lease after two years, with appropriate notice but otherwise without penalty.  The aggregate minimum lease commitment over the 10-year term of this new lease, excluding operating expenses, is approximately $5.2 million.

Legal Proceedings

On March 26, 2009, a motion to approve a class action lawsuit (the “Labor Motion”), and the class action lawsuit itself (the “Labor Class Action”) (Labor Case No. 4186/09), were filed against our subsidiary, Verint Systems Limited (“VSL”), by a former employee of VSL, Orit Deutsch, in the Tel Aviv Labor Court. Ms. Deutsch purports to represent a class of our employees and ex-employees who were granted options to buy shares of Verint and to whom damages were allegedly caused as a result of the suspension on the exercise of stock options by our current and former employees during our previous extended filing delay period. The Labor Class Action seeks compensatory damages for the class in an unspecified amount. We believe we have valid substantive and procedural defenses to the claims and intend to vigorously defend the action. On February 8, 2010, the Tel Aviv Labor Court dismissed the case for lack of material jurisdiction and ruled that it would be transferred to the District Court in Tel Aviv. On October 11, 2011, the District Court in Tel Aviv ordered a stay of proceedings until legal proceedings in the United States brought by stockholders of CTI who had opted-out of CTI's class action settlement were concluded.  On December 7, 2011, Ms. Deutsch sought, unsuccessfully, to consolidate her action with a related action against CTI filed by another plaintiff in Israel, Ms. Katriel.  Following the settlement of the CTI opt-out proceeding in the United States, Ms. Deutsch and Ms. Katriel filed uncontested motions on March 23, 2012 and April 4, 2012, respectively, to (a) consolidate and amend their claims and (b) lift the stay on their proceedings before the District Court in Tel Aviv. On July 12, 2012, the plaintiffs filed a motion requesting that the District Court order CTI to set aside up to $150 million in assets to secure any future judgment.  The District Court ruled that it would not rule on this motion until the Labor Motion was heard.  On August 16, 2012, in light of the announcement of the signing of the Merger Agreement, the plaintiffs filed a motion for leave to appeal this District Court ruling to the Israeli Supreme Court.  We filed our response to this motion on September 6, 2012 and filed our response to the Labor Motion and the Labor Class Action on November 11, 2012.  A pre-trial hearing for the case has been scheduled for late December 2012.

From time to time we or our subsidiaries may be involved in legal proceedings and/or litigation arising in the ordinary course of our business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any current claims will have a material effect on our consolidated financial position, results of operations, or cash flows.

16.	SEGMENT INFORMATION

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

Revenue adjustments for the three and nine months ended October 31, 2012 and 2011 represent revenue of acquired companies which is included within segment revenue reviewed by the CODM, but not recognizable within GAAP revenue.  These adjustments primarily relate to the acquisition-date excess of the historical carrying value over the fair value of acquired companies’ future maintenance and service performance obligations. As the obligations are satisfied, we report our segment revenue using the historical carrying values of these obligations, which we believe better reflects our ongoing maintenance and service revenue streams, whereas GAAP revenue is reported using the obligations’ acquisition-date fair values.

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the nine months ended October 31, 2012 and 2011.  The allocations of goodwill and acquired intangible assets by operating segment appear in Note 5, “Intangible Assets and Goodwill”.

Operating results by segment for the three and nine months ended October 31, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands)	2012	2011	2012	2011
Revenue:
Enterprise Intelligence
Segment revenue	$122,245	$117,136	$351,659	$320,059
Revenue adjustments	(443)	(2,824)	(3,655)	(2,824)
	121,802	114,312	348,004	317,235
Video Intelligence
Segment revenue	25,587	33,093	93,916	104,030
Revenue adjustments	(348)	(852)	(1,840)	(1,814)
	25,239	32,241	92,076	102,216
Communications Intelligence
Segment revenue	54,817	54,346	172,381	152,739
Revenue adjustments	(338)	(1,535)	(1,880)	(1,535)
	54,479	52,811	170,501	151,204
Total revenue	$201,520	$199,364	$610,581	$570,655

Segment contribution:
Enterprise Intelligence	$52,139	$49,941	$147,102	$139,077
Video Intelligence	3,992	7,633	23,027	25,982
Communications Intelligence	18,693	14,960	49,826	48,423
Total segment contribution	74,824	72,534	219,955	213,482

Unallocated expenses, net:
Amortization of acquired intangible assets	9,805	9,368	29,466	25,664
Stock-based compensation	6,685	6,650	18,318	20,841
Other unallocated expenses	41,563	38,234	108,154	108,451
Total unallocated expenses, net	58,053	54,252	155,938	154,956
Operating income	16,771	18,282	64,017	58,526
Other expense, net	(7,913)	(9,065)	(23,093)	(31,808)
Income before provision for income taxes	$8,858	$9,217	$40,924	$26,718

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

Recent Developments

On August 12, 2012, we entered into the Merger Agreement with CTI providing for the Merger of CTI with and into a new, wholly owned subsidiary of Verint, which, if completed as contemplated in the Merger Agreement, would eliminate CTI's majority ownership in and control of Verint. Under the Merger Agreement, following the satisfaction or waiver of the conditions set forth in the Merger Agreement, each issued and outstanding common share of CTI would be converted into the right to receive new shares of our common stock at an exchange ratio specified in the Merger Agreement. Each outstanding share of our common stock and Preferred Stock held by CTI would be canceled at the completion of the Merger and each outstanding share of Preferred Stock not held by CTI will be converted into shares of our common stock. Holders of our common stock immediately prior to the completion of the Merger, other than CTI, would continue to own their existing shares.

On October 31, 2012, CTI successfully completed the CNS share distribution, which was a condition precedent to the completion of the Merger.

As part of the consideration under the Merger Agreement, each holder of CTI common shares is entitled to receive a pro rata portion of up to $25.0 million of newly issued shares of our common stock, measured as described under the Merger Agreement (the "Target Amount"). As a result of CTI's successful completion of the CNS share distribution on October 31, 2012, the Target Amount will be $25.0 million, unless CTI beneficially owns less than 50% of the outstanding shares of our common stock as of the completion of the Merger (on an as-exercised and fully diluted basis) other than due to our issuance of new shares of voting securities after the date of the Merger Agreement.

We currently expect to close the Merger in the first quarter of our next fiscal year. However, there can be no assurance as to when or if the transactions contemplated by the Merger Agreement will be consummated.

Further details regarding the Merger Agreement appear in Note 3, “Merger Agreement with CTI” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

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

We did not identify any significant changes to our critical accounting policies and estimates during the nine months ended October 31, 2012.

Results of Operations

Seasonality and Cyclicality

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors. Our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter. Moreover, revenue and operating income in the first quarter of a new year may be lower than in the fourth quarter of the preceding year, potentially by a significant margin. In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that these seasonal and cyclical factors primarily reflect customer spending patterns and budget cycles, as well as the impact of incentive compensation plans for our sales personnel. While seasonal and cyclical factors such as these are common in the software and technology industry, this pattern should not be considered a reliable indicator of our future revenue or financial performance.  Many other factors, including general economic conditions, may also have an impact on our business and financial results.

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and nine months ended October 31, 2012 and 2011:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2012	2011	2012	2011
Revenue	$201,520	$199,364	$610,581	$570,655
Operating income	$16,771	$18,282	$64,017	$58,526
Net income attributable to Verint Systems Inc. common shares	$1,562	$5,704	$16,592	$8,811
Net income per share attributable to Verint Systems Inc.:
Basic	$0.04	$0.15	$0.42	$0.23
Diluted	$0.04	$0.15	$0.41	$0.22

Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Our revenue increased approximately 1%, or $2.1 million, from $199.4 million in the three months ended October 31, 2011 to $201.5 million in the three months ended October 31, 2012.  In our Enterprise Intelligence segment, revenue increased approximately 7%, or $7.5 million, from $114.3 million in the three months ended October 31, 2011 to $121.8 million in the three months ended October 31, 2012.  The increase consisted of a $10.5 million increase in service and support revenue, net of a $3.0 million decrease in product revenue.  In our Communications Intelligence segment, revenue increased approximately 3%, or $1.7 million, from $52.8 million in the three months ended October 31, 2011 to $54.5 million in the three months ended October 31, 2012.  The increase consisted of a $5.2 million increase in service and support revenue, partially offset by a $3.5 million decrease in product revenue. In our Video Intelligence segment, revenue decreased approximately 22%, or $7.0 million, from $32.2 million in the three months ended October 31, 2011 to $25.2 million in the three months ended October 31, 2012, due primarily to a decrease in product revenue.  For additional details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, Europe, the Middle East, and Africa ("EMEA"), and the Asia-Pacific region (“APAC”) represented approximately 52%, 26%, and 22% of our total revenue, respectively, in the three months ended October 31, 2012, compared to approximately 54%, 28%, and 18%, respectively, in the three months ended October 31, 2011.

Operating income was $16.8 million in the three months ended October 31, 2012 compared to $18.3 million in the three months ended October 31, 2011.  This decrease in operating income was primarily due to an increase in operating expenses of $8.6 million from $110.9 million to $119.5 million, partially offset by a $7.0 million increase in gross profit from $129.2 million to $136.2 million. The increase in gross profit was primarily due to increased gross profit in our Enterprise Intelligence and Communication Intelligence segments.  The increase in operating expenses was principally due to a $9.1 million increase in selling, general and administrative expenses, and a $0.2 million increase in amortization of other acquired intangible assets, partially offset by a $0.8 million decrease in research and development, net. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $1.6 million, and diluted net income per common share was $0.04, in the three months ended October 31, 2012 compared to net income attributable to Verint Systems Inc. common shares of $5.7 million, and diluted net income per common share of $0.15, in the three months ended October 31, 2011.  The decrease in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the three months ended October 31, 2012 was primarily due to our decreased operating income, as described above, partially offset by a $1.2 million decrease in total other expense, net, primarily resulting from foreign currency gains during the three months ended October 31, 2012.  Further details of changes in total other expense, net, are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the three months ended October 31, 2012 to average exchange rates for the three months ended October 31, 2011, the U.S. dollar strengthened relative to the British pound sterling, euro, Israeli shekel, and Brazilian real, resulting in decreases in our revenue, cost of revenue and operating expenses on a U.S. dollar-denominated basis.  For the three months ended October 31, 2012, had foreign exchange rates remained unchanged from rates in effect for the three months ended October 31, 2011, our revenue would have been approximately $2.8 million higher and our cost of revenue and operating expenses would have been approximately $4.1 million higher, which would have resulted in a $1.3 million decrease in operating income.

As of October 31, 2012, we employed approximately 3,200 employees, including part-time employees and certain contractors, as compared to approximately 3,100 employees as of October 31, 2011.

Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Our revenue increased approximately 7%, or $39.9 million, to $610.6 million in the nine months ended October 31, 2012 from $570.7 million in the nine months ended October 31, 2011.  In our Enterprise Intelligence segment, revenue increased approximately 10%, or $30.8 million, to $348.0 million in the nine months ended October 31, 2012 from $317.2 million in the nine months ended October 31, 2011.  The increase consisted of a $31.8 million increase in service and support revenue, partially offset by a $1.0 million decrease in product revenue.  In our Communications Intelligence segment, revenue increased approximately 13%, or $19.3 million, from $151.2 million in the nine months ended October 31, 2011 to $170.5 million in the nine months ended October 31, 2012.  The increase consisted of an $8.0 million increase in product revenue and a $11.3 million increase in service and support revenue. In our Video Intelligence segment, revenue decreased approximately 10%, or $10.1 million, from $102.2 million in the nine months ended October 31, 2011 to $92.1 million in the nine months ended October 31, 2012, primarily due to a decrease in product revenue.  For additional details on our revenue by segment, see “—Revenue by Operating Segment”.  Revenue in the Americas, EMEA, and APAC represented approximately 54%, 25%, and 21% of our total revenue, respectively, in the nine months ended October 31, 2012, compared to approximately 53%, 27%, and 20%, respectively, in the nine months ended October 31, 2011.

Operating income was $64.0 million in the nine months ended October 31, 2012 compared to $58.5 million in the nine months ended October 31, 2011.  This increase in operating income was primarily due to a $24.9 million increase in gross profit from $376.1 million to $401.0 million, partially offset by an $19.4 million increase in operating expenses, from $317.6 million to $337.0 million.  The increase in gross profit was primarily due to increased gross profit in our Enterprise Intelligence segment.  The increase in operating expenses consisted of a $13.3 million increase in selling, general and administrative expense, a $4.7 million increase in net research and development expenses, and a $1.4 million increase in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $16.6 million, and diluted net income per common share was $0.41, in the nine months ended October 31, 2012 compared to net income attributable to Verint Systems Inc. common shares of $8.8 million, and diluted net income per common share of $0.22, in the nine months ended October 31, 2011.  The increase in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the nine months ended October 31, 2012 was primarily due to our increased operating income, as described above, and a decrease in total other expense, net, due primarily to an $8.1 million loss upon termination of our Prior Credit Agreement and repayment of the prior term loan recognized during the nine months ended October 31, 2011.  There were no such losses recognized during the nine months ended October 31, 2012.

When comparing average exchange rates for the nine months ended October 31, 2012 to average exchange rates for the nine months ended October 31, 2011, the U.S. dollar strengthened relative to the British pound sterling, euro, Israeli shekel, and Brazilian real, resulting in decreases in our revenue, cost of revenue and operating expenses on a U.S. dollar-denominated basis.  For the nine months ended October 31, 2012, had foreign exchange rates remained unchanged from rates in effect for the nine months ended October 31, 2011, our revenue would have been approximately $11.5 million higher and our cost of revenue and operating expenses would have been approximately $14.7 million higher, which would have resulted in a $3.2 million decrease in operating income.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the three and nine months ended October 31, 2012, and 2011:

	Three Months Ended October 31,			Nine Months Ended October 31,
			% Change			% Change
(in thousands)	2012	2011	2012 - 2011	2012	2011	2012 - 2011
Enterprise Intelligence	$121,802	$114,312	7%	$348,004	$317,235	10%
Video Intelligence	25,239	32,241	(22)%	92,076	102,216	(10)%
Communications Intelligence	54,479	52,811	3%	170,501	151,204	13%
Total revenue	$201,520	$199,364	1%	$610,581	$570,655	7%

Enterprise Intelligence Segment

Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Enterprise Intelligence revenue increased approximately 7%, or $7.5 million, from $114.3 million in the three months ended October 31, 2011 to $121.8 million in the three months ended October 31, 2012.  The increase consisted of a $10.5 million increase in service and support revenue, partially offset by a $3.0 million decrease in product revenue.  The increase in service and support revenue was primarily due to an increase in our customer install base and the related support revenue generated from this customer base during the three months ended October 31, 2012 and an increase in service and support revenue from business acquisitions in our Enterprise Intelligence segment that were consummated during the three months ended October 31, 2011.  The decrease in product revenue was primarily due to a higher proportion of services in our arrangements during three months ended October 31, 2012 compared to the three months ended October 31, 2011. The aggregate value of executed license arrangements, which comprises the majority of our Enterprise Intelligence product revenue, can fluctuate from quarter to quarter.

Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Enterprise Intelligence revenue increased approximately 10%, or $30.8 million, from $317.2 million in the nine months ended October 31, 2011 to $348.0 million in the nine months ended October 31, 2012.  The increase consisted of a $31.8 million increase in service and support revenue, net of a $1.0 million decrease in product revenue.  The increase in service and support revenue was primarily due to an increase in our customer install base and the related support revenue generated from this customer base during the nine months ended October 31, 2012 and an increase in service and support revenue from business acquisitions in our Enterprise Intelligence segment that were consummated during the three months ended October 31, 2011.  The decrease in product revenue was primarily due to a higher proportion of services in our arrangements during nine months ended October 31, 2012 compared to the nine months ended October 31, 2011. The increase in the proportion of service revenue in comparison to product revenue is attributable to various factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in our standard arrangements, and our growing install base. The aggregate value of executed license arrangements, which comprises the majority of our product revenue, can fluctuate from quarter to quarter.

Video Intelligence Segment

Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Video Intelligence revenue decreased approximately 22%, or $7.0 million, from $32.2 million in the three months ended October 31, 2011 to $25.2 million in the three months ended October 31, 2012.  The decrease was primarily attributable to a $7.3 million decrease in product revenue primarily due to a reduction in product deliveries associated with a few large customers, partially offset by an increase in product deliveries to other customers, in the three months October 31, 2012.

Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Video Intelligence revenue decreased approximately 10%, or $10.1 million, from $102.2 million in the nine months ended October 31, 2011 to $92.1 million in the nine months ended October 31, 2012.  The decrease was primarily attributable to a $10.5 million decrease in product revenue, resulting largely from a decrease in sales of certain hardware products to a single large customer during the nine months ended October 31, 2012 as compared to during the nine months ended October 31, 2011, as well as a reduction in product deliveries associated with a few other customers from period to period. These decreases were partially offset by an increase in product deliveries to other customers in the nine months ended October 31, 2012 as compared to the nine months ended October 31, 2011.

Communications Intelligence Segment

Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011.  Communications Intelligence revenue increased approximately 3%, or $1.7 million, from $52.8 million in the three months ended October 31, 2011 to $54.5 million in the three months ended October 31, 2012.  The increase consisted of a $5.2 million increase in service and support revenue, partially offset by a $3.5 million decrease in product revenue. The increase in service and support revenue was primarily attributable to the progress realized during the current-year period on projects recognized using the Percentage of Completion method, some of which commenced in the previous fiscal year, and an increase in the customer install base. The decrease in product revenue was due to an increase in progress on projects being accounted for under the Percentage of Completion method, which replaced revenues generated by product deliveries to customers.

Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Communications Intelligence revenue increased approximately 13%, or $19.3 million, from $151.2 million in the nine months ended October 31, 2011 to $170.5 million in the nine months ended October 31, 2012.  The increase consisted of an $11.3 million increase in service and support revenue and an $8.0 million increase in product revenue.  The increase in service and support revenue was primarily attributable to the progress realized during the current-year period on projects recognized using the Percentage of Completion method, some of which commenced in the previous fiscal year, and an increase in the customer install base. The increase in product revenue was due to an increase in progress on projects being accounted for under the Percentage of Completion method, some of which commenced in the previous fiscal year, and to a lesser extent, the inclusion of product revenue from a business acquisition in our Communications Intelligence segment that was consummated during the three months ended October 31, 2011. In addition, there was an increase in product deliveries to customers.

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

Revenue by Product Revenue and Service and Support Revenue

We derive and report our revenue in two categories: (a) product revenue, including licensing of software products and sale of hardware products (which include software that works together with the hardware to deliver the product’s essential functionality), and (b) service and support revenue, including revenue from installation services, post-contract customer support, project management, hosting services, software as a service, or “SaaS”, product warranties, and training services.  For multiple-element arrangements for which we are unable to establish vendor-specific objective evidence, or “VSOE”, of one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement’s revenue into product revenue and service and support revenue.

The following table sets forth product revenue and service and support revenue for the three and nine months ended October 31, 2012 and 2011:

	Three Months Ended October 31,			Nine Months Ended October 31,
			% Change			% Change
(in thousands)	2012	2011	2012 - 2011	2012	2011	2012 - 2011
Product revenue	$87,404	$101,164	(14)%	$281,393	$284,865	(1)%
Service and support revenue	114,116	98,200	16%	329,188	285,790	15%
Total revenue	$201,520	$199,364	1%	$610,581	$570,655	7%

Product Revenue

Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Product revenue decreased approximately 14%, or $13.8 million, from $101.2 million for the three months ended October 31, 2011 to $87.4 million for the three months ended October 31, 2012, due to a $7.3 million decrease in our Video Intelligence segment, a $3.5 million decrease in our Communications Intelligence segment, and a $3.0 million decrease in our Enterprise Intelligence segment.

Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Product revenue decreased approximately 1%, or $3.5 million, from $284.9 million for the nine months ended October 31, 2011 to $281.4 million for the nine months ended October 31, 2012, resulting from decreases in our Video Intelligence and Enterprise Intelligence segments of $10.5 million and $1.0 million, respectively, partially offset by an $8.0 million increase in our Communications Intelligence segment.

For additional information see “— Revenue by Operating Segment”.

Service and Support Revenue

Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Service and support revenue increased approximately 16%, or $15.9 million, from $98.2 million for the three months ended October 31, 2011 to $114.1 million for the three months ended October 31, 2012.  This increase was primarily attributable to increases of $10.5 million and $5.2 million in our Enterprise Intelligence and Communications Intelligence segments, respectively.

Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Service and support revenue increased approximately 15%, or $43.4 million, from $285.8 million for the nine months ended October 31, 2011 to $329.2 million for the nine months ended October 31, 2012.  This increase was primarily attributable to increases of $31.8 million and $11.3 million in our Enterprise Intelligence and Communications Intelligence segments, respectively.

For additional information see “— Revenue by Operating Segment”.

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology and backlog for the three and nine months ended October 31, 2012 and 2011:

	Three Months Ended October 31,			Nine Months Ended October 31,
			% Change			% Change
(in thousands)	2012	2011	2012 - 2011	2012	2011	2012 - 2011
Cost of product revenue	$25,420	$33,623	(24)%	$92,694	$89,368	4%
Cost of service and support revenue	36,166	33,091	9%	105,772	96,469	10%
Amortization of acquired technology and backlog	3,696	3,425	8%	11,124	8,760	27%
Total cost of revenue	$65,282	$70,139	(7)%	$209,590	$194,597	8%

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

Our product gross margins are impacted by the mix of products that we sell from period to period. As with many other technology companies, our software products tend to have higher gross margins than our hardware products.

Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Cost of product revenue decreased approximately 24% from $33.6 million in the three months ended October 31, 2011 to $25.4 million in the three months ended October 31, 2012.  Our overall product gross margins increased to 71% in the three months ended October 31, 2012 from 67% in the three months ended October 31, 2011.  Product gross margins in our Communications Intelligence segment increased from 54% in the three months ended October 31, 2011 to 62% for the three months ended October 31, 2012 resulting from a change in product mix.  Product gross margins in our Enterprise Intelligence segment increased from 90% in the three months ended October 31, 2011 to 91% in the three months ended October 31, 2012 primarily as a result of a greater proportion of our product revenue being comprised of software than hardware during the three months ended October 31, 2012 compared to the three months ended October 31, 2011. Product gross margins in our Video Intelligence segment decreased to 53% in the three months ended October 31, 2012, compared to 56% in the three months ended October 31, 2011 due to a decrease in product revenue, resulting in lower absorption of overhead costs.

Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Cost of product revenue increased approximately 4% from $89.4 million in the nine months ended October 31, 2011 to $92.7 million in the nine months ended October 31, 2012.  Our overall product gross margins decreased to 67% in the nine months ended October 31, 2012 from 69% in the nine months ended October 31, 2011.  Product gross margins in our Communications Intelligence segment decreased to

57% for the nine months ended October 31, 2012 from 62% in the nine months ended October 31, 2011 resulting from a change in product mix.  Product gross margins in our Enterprise Intelligence segment decreased from 90% in the nine months ended October 31, 2011 to 89% in the nine months ended October 31, 2012 primarily as a result of higher royalty expense in connection with a large transaction, which adversely impacted product margins during the nine months ended October 31, 2012. Product gross margins in our Video Intelligence segment increased to 58% in the nine months ended October 31, 2012 compared to 57% in the nine months ended October 31, 2011 due to a change in product mix.

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

Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Cost of service and support revenue increased approximately 9% from $33.1 million in the three months ended October 31, 2011 to $36.2 million in the three months ended October 31, 2012.  Employee compensation and related expenses increased $1.5 million, primarily due to increases in our Enterprise Intelligence and Communication Intelligence segments, reflecting an increase in employee headcount required to deliver the increased implementation services.  Contractor costs increased $2.4 million, of which $1.7 million was due to increased use of contractors in our Enterprise Intelligence segment to deliver services during the three months ended October 31, 2012 compared to the three months ended October 31, 2011. The remaining increase in contractor costs was attributable to increased use of contractors in our Communications Intelligence segment resulting from product mix and geographical locations of implementation services in that segment. Our overall service and support gross margins increased to 68% in the three months ended October 31, 2012 compared to 66% in the three months ended October 31, 2011.

Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Cost of service and support revenue increased approximately 10% from $96.5 million in the nine months ended October 31, 2011 to $105.8 million in the nine months ended October 31, 2012.  Employee compensation and related expenses increased $6.7 million, primarily driven by a $5.3 million increase in our Enterprise Intelligence segment, reflecting an increase in employee headcount required to deliver the increased implementation services.  Contractor costs increased $4.3 million, of which $2.4 million was due to increased use of contractors resulting from product mix and geographical locations of implementation services in our Communications Intelligence segment. The remaining increase in contractor costs was due to increased use of contractors in our Enterprise Intelligence segment to deliver services during the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011. Our overall service and support gross margins increased to 68% in the nine months ended October 31, 2012 compared to 66% in the nine months ended October 31, 2011.

Amortization of Acquired Technology and Backlog

Amortization of acquired technology and backlog consists of amortization of technology assets and customer backlog acquired in connection with business combinations.

Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Amortization of acquired technology and backlog increased approximately 9% from $3.4 million in the three months ended October 31, 2011 to $3.7 million in the three months ended October 31, 2012, primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the year ended January 31, 2012, subsequent to October 31, 2011.

Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Amortization of acquired technology and backlog increased approximately 27% from $8.8 million in the nine months ended October 31, 2011 to $11.1 million in the nine months ended October 31, 2012, primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the three months ended October 31, 2011.

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

The following table sets forth research and development, net for the three and nine months ended October 31, 2012 and 2011:

	Three Months Ended October 31,			Nine Months Ended October 31,
			% Change			% Change
(in thousands)	2012	2011	2012 - 2011	2012	2011	2012 - 2011
Research and development, net	$27,732	$28,464	(3)%	$86,330	$81,640	6%

Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Research and development, net decreased approximately 3%, or $0.8 million, from $28.5 million in the three months ended October 31, 2011 to $27.7 million in the three months ended October 31, 2012.  The decrease was attributable to a $0.3 million decrease in employee compensation and related expenses, and a $0.2 million decrease in travel expenses, both of which were attributable to small decreases in employee headcount in our Video Intelligence and Communication Intelligence segments during three months ended October 31, 2012, and a $0.2 million increase in research and development reimbursements from government programs that were received during three months ended October 31, 2012.

Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Research and development, net increased approximately 6%, or $4.7 million, from $81.6 million in the nine months ended October 31, 2011 to $86.3 million in the nine months ended October 31, 2012.  The increase was primarily attributable to a $5.4 million increase in employee compensation and related expenses, which resulted from an increase in employee headcount and merit increases to employee salaries, offset by a $0.3 million increase in research and development reimbursements from government programs that were received during the nine months ended October 31, 2012.  Stock-based compensation decreased by $0.3 million primarily due to the impact of a shift in the mix of outstanding restricted stock units from awards with two-year vesting periods to awards with three-year vesting periods and a decrease in outstanding phantom stock awards, in each case associated with our research and development employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three and nine months ended October 31, 2012 and 2011:

	Three Months Ended October 31,			Nine Months Ended October 31,
			% Change			% Change
(in thousands)	2012	2011	2012 - 2011	2012	2011	2012 - 2011
Selling, general and administrative	$85,626	$76,536	12%	$232,302	$218,988	6%

Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Selling, general and administrative expenses increased approximately 12%, or $9.1 million, from $76.5 million in the three months ended October 31, 2011 to $85.6 million in the three months ended October 31, 2012.  During the three months ended October 31, 2012, we incurred approximately $9.6 million of professional fees in connection with the Merger, with no such costs incurred during the three months ended October 31, 2011. Employee compensation and related expenses increased $3.4 million, primarily due to an increase in employee headcount and merit increases to employee salaries. These increases were partially offset by a $2.8 million decrease in legal and other professional fees related to business combinations, a net $0.3 million decrease in the change in fair value of our obligations under contingent consideration arrangements, and a $1.4 million decrease in sales commission expense, primarily in our Enterprise Intelligence and Video Intelligence segments.

Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Selling, general and administrative expenses increased approximately 6%, or $13.3 million, from $219.0 million in the nine months ended October 31, 2011 to

$232.3 million in the nine months ended October 31, 2012.   During the nine months ended October 31, 2012, we incurred approximately $12.9 million of professional fees in connection with the Merger, with no such costs incurred during the three months ended October 31, 2011. Employee compensation and related expenses increased $11.3 million, primarily due to an increase in employee headcount and merit increases. Contractor costs increased $2.7 million primarily due to increased use of contractors resulting from prior-year acquisitions in our Communications Intelligence segment, and to a lesser extent, increased use of contractors for other internal support activities.  Travel and entertainment expenses increased $0.9 million primarily due to increased headcount. These increases were partially offset by a net $9.7 million decrease in the change in fair value of our obligations under contingent consideration arrangements and a $5.6 million decrease in legal and other professional fees related to business combinations.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names and non-compete agreements.
The following table sets forth amortization of other acquired intangible assets for the three and nine months ended October 31, 2012 and 2011:

	Three Months Ended October 31,			Nine Months Ended October 31,
			% Change			% Change
(in thousands)	2012	2011	2012 - 2011	2012	2011	2012 - 2011
Amortization of other acquired intangible assets	$6,109	$5,943	3%	$18,342	$16,904	9%

Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Amortization of other acquired intangible assets increased approximately 3% from $5.9 million in the three months ended October 31, 2011 to $6.1 million in the three months ended October 31, 2012, primarily due to an increase in amortization associated with business combinations that closed during the year ended January 31, 2012, subsequent to October 31, 2011.

Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Amortization of other acquired intangible assets increased approximately 8% from $16.9 million in the nine months ended October 31, 2011 to $18.3 million in the nine months ended October 31, 2012 primarily due to an increase in amortization associated with business combinations that closed during the three months ended October 31, 2011.

Further discussion regarding our business combinations appears in Note 4, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1.

Other Income (Expense), Net

The following table sets forth total other expense, net for the three and nine months ended October 31, 2012 and 2011:

	Three Months Ended October 31,			Nine Months Ended October 31,
			% Change			% Change
(in thousands)	2012	2011	2012 - 2011	2012	2011	2012 - 2011
Interest income	$125	$153	(18)%	$379	$447	(15)%
Interest expense	(7,698)	(7,905)	(3)%	(23,283)	(24,556)	(5)%
Loss on extinguishment of debt	—	—	*	—	(8,136)	*
Other income (expense):
Foreign currency gains (losses)	1,144	(1,233)	(193)%	1,267	2,554	(50)%
Gains (losses) on derivatives	(253)	682	(137)%	(122)	(1,225)	(90)%
Other, net	(1,231)	(762)	62%	(1,334)	(892)	50%
Total other income (expense)	(340)	(1,313)	(74)%	(189)	437	(143)%
Total other expense, net	$(7,913)	$(9,065)	(13)%	$(23,093)	$(31,808)	(27)%

* Percentage is not meaningful.

Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Total other expense, net, decreased by $1.2 million from $9.1 million in the three months ended October 31, 2011 to $7.9 million in the three months ended October 31, 2012.  We recorded $1.1 million of foreign currency gains in the three months ended October 31, 2012 compared to $1.2 million of foreign currency losses in the three months ended October 31, 2011.  Foreign currency gains in the three months ended October 31, 2012 resulted primarily from the weakening of the U.S. dollar against the euro and Singapore dollar during such period, which resulted in gains on U.S. dollar-denominated net liabilities in certain entities which use those functional currencies.

In the three months ended October 31, 2012, there was a net loss on derivative financial instruments (not designated as hedging instruments) of $0.3 million, compared to a $0.7 million gain for the three months ended October 31, 2011.  These gains and losses were attributable to foreign currency forward contracts for the sale of Singapore dollars.

Other, net expense was $1.2 million in the three months ended October 31, 2012 compared to $0.8 million in the three months ended October 31, 2011. The increase was primarily attributable to a $1.1 million write-off of an indemnification asset in connection with the resolution of an uncertain tax position from a prior-year business combination in our Communications Intelligence segment. Further discussion appears in Note 4, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Total other expense, net, decreased by $8.7 million from $31.8 million in the nine months ended October 31, 2011 to $23.1 million in the nine months ended October 31, 2012.  Interest expense decreased to $23.3 million in the nine months ended October 31, 2012 from $24.6 million in the nine months ended October 31, 2011 primarily due to lower interest rates on borrowings associated with our new Credit Agreement, which was effective in April 2011, compared to interest incurred under our Prior Credit Agreement.  We recorded $1.3 million of net foreign currency gains in the nine months ended October 31, 2012 compared to a $2.6 million of net gains in the nine months ended October 31, 2011.  The decrease in foreign currency gains in the nine months ended October 31, 2012 resulted primarily from the strengthening of the U.S. dollar against the British pound sterling, euro, and Singapore dollar during such period, which resulted in smaller gains on U.S. dollar-denominated net liabilities in certain entities which use those functional currencies during the nine months ended October 31, 2012 compared to the nine months ended October 31, 2011.

In the nine months ended October 31, 2012, there were net losses on derivative financial instruments (not designated as hedging instruments) of $0.1 million, compared to net losses of $1.2 million on such instruments for the nine months ended October 31, 2011.  The higher net losses in the prior year resulted from weakening of the hedged currencies against the functional currencies, primarily the U.S. dollar against the Singapore dollar, during that period. Movements of hedged currencies against functional currencies were generally not significant during the nine months ended October 31, 2012.

During the nine months ended October 31, 2011, we recorded an $8.1 million loss upon termination of our Prior Credit Agreement and repayment of the prior term loan.  There were no such losses recognized during the nine months ended October 31, 2012.  Further discussion regarding our credit agreements appears in Note 6, “Long-term Debt” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1.

Other, net expense was $1.3 million in the nine months ended October 31, 2012 compared to $0.9 million in the nine months ended October 31, 2011. The increase was primarily attributable to a $1.1 million write-off an indemnification asset in connection with the resolution of an uncertain tax position from a prior-year business combination in our Communications Intelligence segment. Further discussion appears in Note 4, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

Provision for (Benefit from) Income Taxes

The following table sets forth our provision for (benefit from) income taxes for the three and nine months ended October 31, 2012, and 2011:

	Three Months Ended October 31,			Nine Months Ended October 31,
			% Change			% Change
(in thousands)	2012	2011	2012 - 2011	2012	2011	2012 - 2011
Provision for (benefit from) income taxes	$2,243	$(704)	(419)%	$9,414	$3,968	137%

Three Months Ended October 31, 2012 compared to Three Months Ended October 31, 2011. Our effective tax rate was 25.3% for the three months ended October 31, 2012, compared to (7.6)% for the three months ended October 31, 2011.  The difference in the effective income tax rate resulted primarily from the mix and levels of income and losses by jurisdiction, the recognition of previously unrecognized tax benefits and the recording of a tax benefit associated with the a partial release of a valuation allowance. For the three months ended October 31, 2012, the income generated in foreign jurisdictions, taxed at rates lower than the U.S. federal statutory rate, was higher than domestic losses where we maintain a valuation allowance and did not record a tax benefit.  We also recognized previously unrecognized tax benefits, offset by the write-off of certain tax attributes resulting from the merger of certain foreign subsidiaries. The result was an income tax provision of $2.2 million on $8.9 million of pre-tax income, resulting in an effective tax rate of 25.3%.  For the three months ended October 31, 2011, foreign income was also higher than domestic losses and we recorded a significant tax benefit associated with the partial release of a valuation allowance. The result was an income tax benefit of $0.7 million on $9.2 million of pre-tax income, which represented an effective tax benefit rate of (7.6)%.

The comparison of our effective tax rates between periods is impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, amount of permanent book to tax differences, the impact of unrecognized tax benefits, and the effects of valuation allowances on certain loss jurisdictions.

Nine Months Ended October 31, 2012 compared to Nine Months Ended October 31, 2011. Our effective tax rate was 23.0% for the nine months ended October 31, 2012, compared to 14.9% for the nine months ended October 31, 2011.  The difference in the effective income tax rate resulted primarily from the mix and levels of income and losses by jurisdiction, the recognition of previously unrecognized tax benefits, and the partial release of a valuation allowance. For the nine months ended October 31, 2012, the income generated in foreign jurisdictions, taxed at rates lower than the U.S. federal statutory rate, was higher than domestic losses where we maintain a valuation allowance and did not record a tax benefit.  The result was an income tax provision of $9.4 million on $40.9 million of pre-tax income, resulting in an effective tax rate of 23.0%.  For the nine months ended October 31, 2011, foreign income was also higher than domestic losses. The result was an income tax provision of $4.0 million on $26.7 million of pre-tax income, which represented an effective tax rate of 14.9%.

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

In April 2011, we entered into our new Credit Agreement and terminated our Prior Credit Agreement. The new Credit Agreement includes a term loan facility, with an outstanding balance of $592.5 million at October 31, 2012, and a $170.0 million revolving line of credit, which was unused at October 31, 2012.  Further discussion of our credit agreements appears below, under “Credit Agreements”.

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

As discussed earlier under "Recent Developments", on August 12, 2012, we entered into the Merger Agreement with CTI providing for the Merger of CTI with and into a new, wholly owned subsidiary of Verint, which, if completed as contemplated in the Merger Agreement, would eliminate CTI's majority ownership in and control of Verint. Other than the payment of professional fees and other transaction expenses, no cash would be used in the Merger. In connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay CTI, or CTI may be required to pay us, a fee of $10.0 million and/or such party's out-of-pocket expenses.

Although we did not execute any business acquisitions during the nine months ended October 31, 2012, we have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We have used cash as consideration for substantially all of our historical business acquisitions, including $109.8 million of net cash expended for business acquisitions during the year ended January 31, 2012.  To the extent that we continue this strategy, our future cash requirements and liquidity may be impacted. We may utilize external capital sources, including debt and equity, to supplement our internally generated sources of liquidity as necessary and if available.  We also may consider initiatives to modify the debt and equity components of our current capitalization, as we did in April 2011 by entering into our new Credit Agreement and terminating our Prior Credit Agreement or as contemplated by the Merger Agreement.

A considerable portion of our operating income is earned outside the United States.  Cash and cash equivalents held by our subsidiaries outside the United States were $164.9 million and $133.4 million as of October 31, 2012 and January 31, 2012, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in company growth initiatives, including business acquisitions.  We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months and for the foreseeable future.

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

The following table sets forth, as of October 31, 2012 and January 31, 2012, cash and cash equivalents, Preferred Stock and long-term debt:

(in thousands)	October 31, 2012	January 31, 2012
Cash and cash equivalents	$192,028	$150,662
Preferred Stock (at carrying value)	$285,542	$285,542
Long-term debt	$586,146	$591,151

At October 31, 2012, our cash and cash equivalents totaled $192.0 million, an increase of $41.3 million from $150.7 million at January 31, 2012.   Our operating activities generated $65.1 million of cash during the nine months ended October 31, 2012, which was partially offset by $24.3 million of cash used in investing and financing activities during this period.  Further discussion of these items appears below.

Statements of Cash Flows

The following table summarizes selected items from our statements of cash flows for the nine months ended October 31, 2012 and 2011:

	Nine Months Ended October 31,

(in thousands)	2012	2011
Net cash provided by operating activities	$65,134	$45,231
Net cash used in investing activities	(14,048)	(105,768)
Net cash provided by (used in) financing activities	(10,265)	2,769
Effect of exchange rate changes on cash and cash equivalents	545	275
Net increase (decrease) in cash and cash equivalents	$41,366	$(57,493)

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, adjusted for non-cash items, and working capital changes. Operating activities generated $65.1 million of net cash during the nine months ended October 31, 2012, compared to $45.2 million generated during the nine months ended October 31, 2011.  The improved operating cash flow in the current-year period resulted primarily from our higher operating income in the nine months ended October 31, 2012, which contributed to higher accounts receivable collections and customer deposits, compared to the nine months ended October 31, 2011.  In addition, interest payments were $20.5 million in the nine months ended October 31, 2012, compared to

$22.4 million in the prior-year period, resulting from a lower average interest rate on our term loan.

Net Cash Used in Investing Activities

During the nine months ended October 31, 2012, our investing activities used $14.0 million of net cash, primarily reflecting $14.4 million of payments for property, equipment, and capitalized software development costs. Investing activities for the nine months ended October 31, 2011 used $105.8 million of net cash, including $98.7 million paid for business combinations and $11.8 million of payments for property, equipment, and capitalized software development costs.

Currently, we have no significant commitments for capital expenditures.

Net Cash Provided by (Used in) Financing Activities

During the nine months ended October 31, 2012, our financing activities used $10.3 million of net cash, including $6.1 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and $5.1 million of repayments of borrowings and other financing obligations. These uses were partially offset by $1.8 million of proceeds from exercises of stock options.

During the nine months ended October 31, 2011, our financing activities provided $2.8 million of net cash, which included $9.4 million of proceeds from exercises of stock options, partially offset by cash used in several other financing activities. During this period, we borrowed $597.0 million under our new Credit Agreement (consisting of gross borrowings of $600.0 million, reduced by a $3.0 million original issuance discount), repaid $585.5 million of outstanding borrowings, including $583.2 million of outstanding borrowings under our Prior Credit Agreement, and paid $15.3 million of related debt issuance costs. The net impact of this activity on cash was a use of $3.8 million for the nine-month period. We also made payments of $2.0 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations during this period.

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

As of October 31, 2012, the term loan had a gross outstanding balance of $592.5 million, and there were no outstanding borrowings under the revolving credit facility, all of which was available at that date.

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

The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, and also contains a financial covenant that requires us to maintain a Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) leverage ratio until July 31, 2013 of no greater than 5.00 to 1 and thereafter of no greater than 4.50 to 1.  At October 31, 2012, our consolidated leverage ratio was approximately 2.6 to 1 compared to a permitted consolidated leverage ratio of 5.00 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $90.0 million the minimum EBITDA required to satisfy the leverage ratio covenant given our outstanding debt as of such date.

The Credit Agreement provides for customary events of default with corresponding grace periods. Upon an event of default, all of our indebtedness under the Credit Agreement may be declared immediately due and payable, and the lenders’ commitments to provide loans under the Credit Agreement may be terminated.

Convertible Preferred Stock

Our capitalization includes Series A Convertible Preferred Stock originally issued in May 2007 which, as of October 31, 2012, has a carrying value of $285.5 million and a liquidation preference and redemption value of $362.4 million.  All of the Preferred Stock was originally issued to, and as of the date of this report continues to be held by, CTI.

On August 12, 2012, we entered into the Merger Agreement with CTI which provides for the Merger of CTI with and into a new, wholly owned subsidiary of Verint, which, if completed as contemplated in the Merger Agreement, would eliminate CTI's majority ownership in and control of Verint. Under the terms of the Merger Agreement, each holder of CTI common shares at the effective time of the Merger would receive, among other consideration, the right to receive its pro rata portion of new shares of our common stock issuable upon conversion of the Preferred Stock held by CTI at the effective time of the Merger at a conversion price of $32.66. Each outstanding share of our common stock and Preferred Stock held by CTI would be canceled at the completion of the Merger, and each outstanding share of Preferred Stock not held by CTI will be converted into shares of our common stock.

Further details regarding the Preferred Stock’s various rights and preferences, including dividend and conversion rights, appear in Note 8, “Convertible Preferred Stock”, and further details regarding the Merger Agreement appear in Note 3, “Merger Agreement with CTI”, of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1.

Contractual Obligations

Our Annual Report on Form 10-K for the year ended January 31, 2012 includes a table summarizing our contractual obligations of approximately $877 million as of January 31, 2012, including approximately $749 million for long-term debt obligations, including projected future interest. That table appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report.  We believe that our contractual obligations and commercial commitments did not materially change during the nine months ended October 31, 2012.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former shareholders of the acquired companies based upon achievement of performance targets following the acquisition dates.  Although we did not complete any business combinations during the nine months ended October 31, 2012, we completed seven business combinations during the year ended January 31, 2012, all of which included contingent cash consideration arrangements.  Please refer to Note 4, “Business Combinations” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 for information regarding our business combinations.

For the nine months ended October 31, 2012, we made $6.9 million of payments under contingent consideration arrangements. As of October 31, 2012, potential future cash payments under contingent consideration arrangements total $68.3 million, the estimated fair value of which was $23.3 million, of which $12.7 million is included within accrued expenses and other current liabilities, and $10.6 million is included within other liabilities. The performance periods associated with these potential payments extend through January 2015.

Off Balance Sheet Arrangements

As of October 31, 2012, we do not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2012 provides detailed quantitative and qualitative discussions of the market risks affecting our operations.  We believe that our market risk profile did not materially change during the three and nine months ended October 31, 2012.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2012, our disclosure controls and procedures were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended October 31, 2012, we determined, with the participation of our Chief Executive Officer and Chief Financial Officer, that there were no changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 15, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 for information regarding our legal proceedings.

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
We cannot assure you that the Merger will be completed or what the impact on us or our stock price will be if it is not completed.
The Merger is subject to conditions to closing, including the receipt of approvals of our stockholders and CTI's shareholders. If any condition to the Merger is not satisfied or, if permissible, waived, the Merger will not be completed. We cannot predict what the effect on our business or the market price of our common stock will be if the Merger is not completed. Uncertainty regarding whether the Merger will be completed (including uncertainty regarding whether the conditions to closing will be met), may result in a negative impact on our business or the market price of our common stock even in advance of a determination on whether or not the Merger will be completed.

Completion of the Merger would result in a substantial increase in the number of shares of our common stock available for trading, which could negatively impact the price of such stock and/or increase the volatility of the price of such stock, both before and after completion of the Merger.
Completion of the Merger would greatly increase the number of shares of our common stock available for sale in the public markets. As of November 15, 2012, approximately 40.1 million shares of our common stock were outstanding, of which approximately 16.3 million shares were held by CTI. This amount does not include approximately 11.1 million shares of our common stock issuable upon conversion of our Preferred Stock currently held by CTI. Upon completion of the Merger, the shares of our common stock and Preferred Stock held by CTI would be canceled, but we expect that approximately 28.5 million new shares of our common stock would be issued to holders of CTI common stock and become immediately available for sale by non-affiliates of Verint, excluding shares of our common stock issuable to holders of CTI common stock in respect of excess cash remaining in CTI at the time of the Merger in accordance with the terms of the Merger Agreement.
Sales of large amounts of our common stock could negatively impact the market price of our common stock. In addition, the potential that such sales may occur could negatively impact prices even in advance of such sales. We cannot predict the effect that the Merger would have on the price of our common stock, both before and after completion of the Merger.
If CTI's liabilities are greater than expected, or if there are unknown CTI obligations, our business could be materially and adversely affected.

As a result of the Merger, CTI will merge with and into a subsidiary of Verint and CTI's liabilities, including contingent liabilities, will be consolidated into our financial statements. We may learn additional information about CTI's financial condition or pre-Merger business that adversely affects us, including, among others, unknown or underestimated liabilities, additional tax liabilities, issues relating to internal controls over financial reporting, or legal compliance issues. If CTI's liabilities are greater than expected, or if there are obligations of CTI of which we are not aware at the time of completion of the Merger, our business or financial condition could be materially and adversely affected.

Following the completion of the Merger, Verint (as an affiliate of Merger Sub, the successor of CTI) will have certain indemnification rights in connection with the transactions contemplated by the Merger Agreement and the agreements entered into in connection with the CNS share distribution; however, no assurance can be given that the party responsible for indemnification will fulfill its responsibilities. If we become responsible for liabilities not covered by indemnification or substantially in excess of amounts covered by indemnification, or if the parties responsible for providing us with such indemnification (including CNS) are unwilling or unable to stand behind such protections, our financial condition and results of operations could be materially and adversely affected.

We may be subject to litigation in connection with the Merger.

In connection with the Merger, lawsuits may be filed against Verint, CTI, our respective subsidiaries, and/or the directors or officers of one or more of the foregoing companies. If any such lawsuit is filed, it could result in substantial costs and diversion of management's attention and resources, which could adversely affect our business, financial condition, or results of operations, whether or not a settlement or other resolution is achieved.

In addition, one of the conditions to the closing of the Merger is that no order, injunction, decree or other legal restraint or prohibition will be in effect that prevents completion of the Merger. Consequently, if a lawsuit is filed and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the defendants' ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.
We expect the Merger to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code and to receive an opinion from our counsel that it should so qualify. If, prior to the completion of the Merger, the Merger is determined not to qualify as a reorganization under Section 368(a), or there is substantial doubt as to its qualification, the completion of the Merger might not occur. If, following the completion of the Merger, the Merger is determined not to qualify as a reorganization under Section 368(a), CTI will recognize a gain for U.S. federal income tax purposes that could produce a substantial income tax liability to CTI, which we would assume by virtue of the Merger.

We expect the Merger to qualify for U.S. federal income tax purposes as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”). Completion of the Merger is conditioned upon the receipt of tax opinions by us and CTI from our and CTI's respective counsel that the Merger should qualify as a reorganization under Section 368(a), and thus, be tax-free to CTI. These opinions will be based on the accuracy of certain factual representations and covenants made by us and CTI to our respective tax counsel and on customary factual assumptions, limitations and qualifications. The tax opinions do not bind the Internal Revenue Service (“IRS”), and do not prevent the IRS from asserting a contrary view.

We have requested a private letter ruling from the IRS to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code. There can be no assurance that the IRS will grant such a ruling, and receipt of such a ruling is not a condition to completion of the Merger; however, if the IRS were to determine, prior to completion of the Merger, that the Merger does not qualify as a reorganization under Section 368(a) of the Code, or there is substantial doubt that a favorable ruling will eventually be obtained, it is highly unlikely that our and CTI's respective counsel would deliver the required opinions and the completion of the Merger might not occur.

If, following the completion of the Merger and despite the receipt by us and CTI of tax opinions from our and CTI's respective counsel referenced above, the IRS were to successfully challenge the tax-free treatment of the Merger and the Merger fails to qualify as a reorganization under Section 368(a), the receipt of our common stock in the Merger would be taxable to CTI's shareholders for U.S. federal income tax purposes. Additionally, CTI would recognize taxable gain or loss equal to the difference between the fair market value of the shares of our common stock received by CTI's shareholders in the Merger and CTI's tax basis in its assets, including the shares of our common stock and Preferred Stock held by CTI immediately prior to completion of the Merger. This could produce a substantial income tax liability to CTI, which we would assume by virtue of the Merger. See “- If CTI's liabilities are greater than expected, or if there are unknown CTI obligations, our business could be materially and adversely affected.”
Until completion of the Merger, the rights of the holders of shares of our common stock are subject to, and may be adversely affected by, the rights of holders of the Preferred Stock.
In connection with our 2007 acquisition of Witness Systems, Inc., we issued 293,000 shares of Preferred Stock to CTI at an aggregate purchase price of $293.0 million. The issuance of shares of our common stock upon conversion of the Preferred Stock would result in substantial dilution to our other common stockholders. As of November 15, 2012, inclusive of accrued dividends, the Preferred Stock was convertible into approximately 11.1 million shares of our common stock. In addition, the terms of the Preferred Stock include liquidation, dividend, and other rights that are senior to and more favorable than the rights of the holders of our common stock. Pursuant to the Merger Agreement, all of the outstanding shares of the Preferred Stock held by CTI immediately prior to the effective time of the Merger would be canceled and new shares of our common stock representing the number of shares of our common stock underlying the Preferred Stock held by CTI immediately prior to the effective time of the Merger would be issued directly to the shareholders of CTI. Any shares of Preferred Stock held by stockholders other than CTI immediately prior to the effective time of the Merger will be converted into Verint common stock in accordance with the terms of the Preferred Stock.
CTI can currently control our business and affairs, including our board of directors.
Because CTI currently beneficially owns a majority of the outstanding shares of our common stock (assuming conversion of the Preferred Stock) and holds a majority of the voting power for the election of our board of directors, CTI can effectively control the outcome of all matters submitted for action by our stockholders, other than as provided under the Merger Agreement and related agreements. The terms of the Preferred Stock, all of which is currently held by CTI, entitle CTI to further control over significant corporate transactions. As of November 15, 2012, inclusive of accrued dividends, the Preferred Stock was convertible into approximately 11.1 million shares of our common stock, giving CTI beneficial ownership of 53.5% of the outstanding shares of our common stock assuming conversion of such Preferred Stock. In addition, as of November 15, 2012, CTI's Preferred Stock and common stock holdings in Verint collectively entitled it to 51.5% of the voting power for the election of our board of directors and for any other matters submitted to a vote of our common stockholders (assuming no conversion of the Preferred Stock).
By virtue of its controlling stake, CTI also currently has the ability, acting alone, to remove existing directors and/or to elect new directors to our board of directors to fill vacancies. CTI is currently party to a letter agreement, dated as of May 30, 2012 (the “Cadian Letter Agreement”), among CTI, Cadian Capital Management, LLC (“Cadian Capital”), and certain affiliates of Cadian Capital. Under the Cadian Letter Agreement, CTI agreed to replace three of the directors it had designated to our board of directors (as of the date of such agreement) with three directors who would be “independent” directors (as determined by reference to NASDAQ listing standards) to be designated by Cadian Capital, subject to the approval of such designees by our board of directors and the board of directors of CTI in accordance with their respective fiduciary duties and, in the case of CTI's board of directors, under standards set forth in the Cadian Letter Agreement. To date, CTI has replaced two of the three designees it is required to replace under the Cadian Letter Agreement. We are not a party or a third party beneficiary to the Cadian Letter Agreement and cannot assure you that the terms of such agreement will be implemented in full or that such agreement will not be amended or terminated in the future.
As a result, at present, CTI has designated individuals who are officers, executives, or directors of CTI as three of our nine directors (i.e., excluding the independent directors designated by CTI pursuant to the Cadian Letter Agreement). These directors have fiduciary duties to both us and CTI and may become subject to conflicts of interest on certain matters where CTI's interest as majority stockholder may not be aligned with the interests of our minority stockholders. In addition, if we fail to repurchase the Preferred Stock as required upon a fundamental change, then the number of directors constituting our board of directors will be increased by two and CTI will have the right to designate the two directors to fill such vacancies.
As a consequence of CTI's current ability to control the composition of our board of directors, CTI can, if it were to exercise such control, also exert a controlling influence on our management, direction and policies, including the ability to appoint and remove our officers, engage in certain corporate transactions, including debt financings and mergers or acquisitions, or, subject to the terms of our credit agreement, declare and pay dividends. In addition, in connection with entering into the Merger Agreement, we and CTI entered into a Governance and Repurchase Rights Agreement pursuant to which, among other things, CTI will obtain certain additional governance rights and become subject to certain restrictions with respect to Verint in the event the Merger Agreement is terminated under certain circumstances.
If the Merger is completed, CTI will be merged with and into Merger Sub and will no longer control us.
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

Prior to our IPO in May 2002, we were included in CTI's consolidated U.S. federal income tax return and we remain party to a tax-sharing agreement with CTI for periods prior to our IPO. As a result, CTI currently may unilaterally make decisions that could impact our liability for income taxes for periods prior to the IPO. Under applicable federal and state laws, we could also be liable, under certain circumstances, for taxes of other members of the CTI consolidated group for such pre-IPO periods. Adjustments to the consolidated group's tax liability for periods prior to our IPO could also affect the net operating losses (“NOLs”) allocated to us by CTI and cause us to incur additional tax liability in future periods. This continues to be true notwithstanding the completion of the CNS share distribution.
In connection with the CNS share distribution, CTI and CNS entered into a tax disaffiliation agreement for periods prior to the distribution date. Under applicable federal and state laws, CTI could also be liable, under certain circumstances, for taxes of other members of the consolidated group for such pre-distribution periods. Adjustments to the consolidated group's tax liability after the closing date of the Merger (assuming that the Merger occurs) for periods prior to the CNS share distribution could also affect the NOLs allocated to CTI, and ultimately available to us after the Merger, and cause us to incur additional tax liability in future periods.
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
We have significant deferred tax assets which can provide us with significant future cash tax savings if we are able to use them. In addition, CTI has been allocated significant NOLs as a result of the CNS share distribution that would become available for use on our consolidated U.S. tax returns after the Merger. However, the extent to which we will be able to use these tax benefits may be impacted, restricted, or eliminated by a number of factors, including retroactive changes in tax rates, laws or regulations and whether we generate sufficient future taxable income, adjustments to the tax attributes of CTI or its non-Verint subsidiaries for periods prior to the Merger, or become subject to an “ownership change” under Section 382 of the Code. If an ownership change were to occur, it would impose an annual limit on the amount of pre-change NOLs and other losses available to reduce our taxable income and could result in a reduction in the value of our NOL carryforwards or the realizability of other deferred tax assets. In connection with the Merger, if Verint or CTI were to be deemed to have undergone an ownership change, such limits on the availability of NOLs of Verint and CTI, respectively, may be applicable. To the extent that we are unable to utilize our NOLs or other losses, our results of operations, liquidity, and financial condition could be adversely affected in a significant manner. When we cease to have NOLs available to us in a particular tax jurisdiction, either through their expiration, disallowance, or utilization, our cash tax liability will increase in that jurisdiction.
Our stock price has been volatile and your investment could lose value.
All of the risk factors discussed in this section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us or our competitors of acquisitions, major transactions, or management changes could also affect our stock price. Our stock price is subject to speculation in the press and the analyst community, including with respect to the closing of the Merger or CTI's strategic plans generally, changes in recommendations or earnings estimates by financial analysts, changes in investors' or analysts' valuation measures for our stock, our credit ratings and market trends unrelated to our performance. Stock sales by CTI or our directors, officers, or other significant holders may also affect our stock price. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management's attention and resources, which could adversely affect our business.

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

	Year Ended January 31,
	2012	2011	2010
Net income	$40,625	$28,585	$17,100
Other comprehensive income, before income taxes and net of reclassification adjustments:
Foreign currency translation adjustments	(6,685)	1,684	15,277
Net unrealized gains (losses) on derivative financial instruments designated as hedges, and other	1,055	(410)	(11)
Total comprehensive income, before provision for income taxes	34,995	29,859	32,366
Provision for (benefit from) income taxes, related to items of other comprehensive income	149	(59)	(50)
Comprehensive income	34,846	29,918	32,416
Comprehensive income attributable to noncontrolling interest	3,520	3,272	1,529
Comprehensive income attributable to Verint Systems Inc.	$31,326	$26,646	$30,887

Item 6.             Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended October 31, 2012:

Number	Description	Filed Herewith / Incorporated by Reference from

10.1	Distribution Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
10.2	Tax Disaffiliation Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed Herewith
101.INS**	XBRL Instance Document	Filed Herewith
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

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

VERINT SYSTEMS INC.

December 5, 2012	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

December 5, 2012	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)