Form 10-K
period 2013-01-31
VERINT SYSTEMS INC
filed 2013-03-28
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2013

Commission File No. 001-34807
Verint Systems Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	11-3200514
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

330 South Service Road, Melville, New York	11747
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (631) 962-9600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value per share	The NASDAQ Stock Market, LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑
No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐
Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2012) was approximately $1,453,426,000. As described herein, the aggregate market value of common stock held by non-affiliates of the registrant increased significantly on February 4, 2013, which is the date on which the transactions contemplated by the Agreement and Plan of Merger, dated August 12, 2012, among the registrant, Comverse Technology, Inc. and Victory Acquisition I LLC were completed.
There were 52,472,008 shares of the registrant’s common stock outstanding on March 15, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2013, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

Cautionary Note on Forward-Looking Statements

Certain statements discussed in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements are often identified by future or conditional words such as "will", "plans", "expects", "intends", "believes", "seeks", "estimates", or "anticipates", or by variations of such words or by similar expressions. There can be no assurances that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:

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

•
risks associated with our ability to effectively and efficiently allocate limited financial and human resources to business, development, strategic, or other opportunities that may not come to fruition or produce satisfactory returns;

•	risks associated with the mishandling or perceived mishandling of sensitive or confidential information, security lapses, or with information technology system failures or disruptions;

•
risks associated with our significant international operations, including, among others, in Israel, Europe, and Asia, exposure to regions subject to political or economic instability, and fluctuations in foreign exchange rates;

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

•
challenges associated with selling sophisticated solutions, long sales cycles, and emphasis on larger transactions, including in assisting customers in realizing the value they expect and in accurately forecasting revenue and expenses and in maintaining profitability;

•
risks that our intellectual property rights may not be adequate to protect our business or assets or that others may make claims on our intellectual property or claim infringement on their intellectual property rights;

•	risks that our products may contain undetected defects, which could expose us to substantial liability;

ii

•
risks associated with our dependence on a limited number of suppliers or original equipment manufacturers ("OEMs") for certain components of our products, including companies that may compete with us or work with our competitors;

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

•
risks arising as a result of contingent, unknown or unexpected obligations or liabilities of our former parent company, Comverse Technology, Inc. ("CTI"), assumed upon completion of the CTI Merger (as hereinafter defined), including regulatory or compliance liabilities, or as a result of parties obligated to provide us with indemnification being unwilling or unable to perform such obligations;

•	risks associated with being a former consolidated subsidiary of CTI and formerly part of CTI's consolidated tax group;

•
risks relating to our reliance on CTI's former subsidiary, Comverse, Inc. ("Comverse"), to timely perform certain transition services following the CTI Merger in order for us to comply with certain regulatory requirements and the failure of Comverse to perform such transition services in a timely manner or at all;

•
risks relating to our ability to successfully implement and maintain adequate systems and internal controls for our current and future operations and reporting needs and related risks of financial statement omissions, misstatements, restatements, or filing delays; and

•	risks associated with changing tax rates, tax laws and regulations, and the continuing availability of expected tax benefits, including those expected as a result of the CTI Merger.

These risks, uncertainties and challenges, as well as other factors, are discussed in greater detail in "Risk Factors" under Item 1A of this report. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

iii

PART I

Item 1. Business

Our Company

Verint Systems Inc. (together with its consolidated subsidiaries, "Verint", the "Company", "we", "us", and "our", unless the context indicates otherwise) is a global leader in Actionable Intelligence® solutions. Our portfolio of Enterprise Intelligence Solutions™ and Security Intelligence Solutions™ helps organizations Make Big Data Actionable™ through the ability to capture, analyze and act on large volumes of rich, complex, and often underused information sources—such as voice, video, and unstructured text. With Verint solutions and value-added services, organizations of all sizes can make more timely and effective decisions. Today, more than 10,000 organizations in over 150 countries, including over 80 percent of the Fortune 100, count on Verint solutions to improve enterprise performance and make the world a safer place.

In the enterprise intelligence market, our customer-centric workforce optimization and voice of the customer solutions help organizations enhance customer service operations in contact centers, branches, and back-office environments to help increase customer satisfaction, reduce operating costs, identify revenue opportunities, and improve profitability. In the security intelligence market, our communications and cyber intelligence, video and situation intelligence, and public safety solutions help government and commercial organizations in their efforts to protect people and property, and neutralize terrorism and crime.

We have established leadership positions in both the enterprise intelligence and security intelligence markets by leveraging our core competency in developing highly scalable, enterprise-class solutions with advanced, integrated analytics for both unstructured and structured information. Our innovative solutions are developed by more than 1,000 employees and contractors in research and development worldwide, representing approximately one-third of our total workforce. Our innovation is evidenced by more than 570 patents and patent applications worldwide, including 60 U.S. patents allowed or granted during the year ended January 31, 2013. We offer a range of customer services—from initial implementation, to consulting and training, to ongoing customer support and maintenance—to help maximize the value our customers receive from our Actionable Intelligence solutions and allow us to extend our customer relationships.

Headquartered in Melville, New York, we support our customers around the globe directly and with an extensive network of selling and support partners.

Company Background

We were incorporated in Delaware in February 1994 and completed our initial public offering ("IPO") in May 2002.

On February 4, 2013, we successfully completed the acquisition of our former parent company, CTI, eliminating its majority ownership and control of us and establishing us as a fully independent public company. Our acquisition of CTI is described in greater detail below under “Recent Developments.” Since our IPO, we have also acquired a number of companies that have strengthened our position in both the enterprise intelligence and security intelligence markets.

We participate in the enterprise intelligence and security intelligence markets through three operating segments: Enterprise Intelligence Solutions™ ("Enterprise Intelligence"), Video and Situation Intelligence Solutions™ ("Video Intelligence"), and Communications and Cyber Intelligence Solutions™ ("Communications Intelligence"), each of which is described in greater detail below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7. See also Note 18, "Segment, Geographic, and Significant Customer Information" to our consolidated financial statements included in Item 8 of this report for additional information and financial data about each of our operating segments and geographic regions.

Through our website at www.verint.com, we make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports filed or furnished by us pursuant to Section 13(a) or Section 15(d) of the Exchange Act, free of charge, as soon as reasonably practicable after we file such materials with, or furnish such materials to, the Securities and Exchange Commission ("SEC"). Our website address set forth above is not intended to be an active link and information on our website is not incorporated in, and should not be construed to be a part of, this report.

Our Markets — Enterprise Intelligence and Security Intelligence

We deliver our Actionable Intelligence solutions to the enterprise intelligence and security intelligence markets across a wide range of industries, including financial services, retail, healthcare, telecommunications, law enforcement, government, transportation, utilities, and critical infrastructure. Much of the information available to organizations in these industries is unstructured, residing in telephone conversations, video streams, web pages such as social media sites, customer surveys, email, and other text-based communications. Our advanced Actionable Intelligence solutions enable our customers to collect and analyze large amounts of both structured and unstructured information in order to make better, more informed decisions.

In the enterprise intelligence market, demand for our Actionable Intelligence solutions is driven by organizations that seek to leverage unstructured information from customer interactions and other customer-related data in order to optimize the performance of their customer service operations, improve the customer experience, build loyalty, and enhance compliance. In the security intelligence market, demand for our Actionable Intelligence solutions is driven by organizations that seek to distill intelligence from a wide range of unstructured and structured information sources in order to detect, investigate, and neutralize security threats.

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

Our Strengths

Enterprise Intelligence

We believe that the following competitive strengths will enable us to sustain our market leadership in the enterprise intelligence market:

•
Comprehensive, unified suite of customer-centric workforce optimization solutions. A core part of our product strategy has been to unify our workforce optimization solutions through targeted, predefined integrations. Our comprehensive, unified suite of workforce optimization solutions offers many advantages in terms of functionality and total cost of ownership, and we believe that this approach helps further differentiate us in the enterprise intelligence market.

•
Advanced voice of the customer analytics. We were an early innovator of speech analytics for contact centers, and today, we offer an advanced suite of Voice of the Customer Analytics™, which includes speech analytics, text analytics, and enterprise feedback management solutions. We believe that these solutions are attractive to a broad set of customers, enabling them to better understand the customer experience, customer sentiment, workforce performance, and the factors underlying important business trends by collecting customer intelligence across the enterprise.

•
Compelling workforce optimization solutions for back-office and branch operations. Workforce optimization solutions have traditionally been deployed in contact centers. However, many customer service employees work in other areas of the enterprise, such as the back office, and branch and remote office locations. We believe that enterprises are interested in deploying workforce optimization solutions outside the contact center to enable the same type of performance measurement and improvement that has historically been available to contact centers, and we have built a portfolio of solutions specifically for this opportunity.

•
Focus on delivering best-in-class customer service. A core part of our strategy is to help enable our customers to derive maximum value from our Actionable Intelligence solutions. We believe that a combination of our unified enterprise intelligence solutions and focus on customer service has been a major factor in our success.

•
Strong OEM partner relationships. We continue to have a strong focus on partners, including resellers and OEMs, which are a core element of our go-to-market strategy. We believe that this investment has strengthened our relationships with our partners, expanded our market coverage, and provided our customers with tighter integration of certain third-party solutions.

Video and Situation Intelligence

We believe that the following competitive strengths will enable us to sustain our leadership in the video and situation intelligence market:

•
Broad video and situation intelligence portfolio. Our Video and Situation Intelligence portfolio includes Internet Protocol ("IP") video management software and services; edge devices for capturing, digitizing, and transmitting video over networks; video analytics, network video recorders; and physical security information management ("PSIM") solutions. Our broad portfolio allows organizations to deploy an end-to-end IP video solution with analytics or evolve to networked IP video solutions over time; view, correlate, and analyze information from various security systems and sensors; and generate Actionable Intelligence from video and related data.

•
Open platform. Designed on an open platform, our solutions facilitate interoperability with our customers’ business and security systems and with complementary third-party products, such as cameras, video analytics, video management software, command and control systems, and access control systems.

•
Ability to help our customers cost-effectively migrate to networked IP video. While the security market is evolving to networked IP video solutions, many organizations have already made significant investments in analog technology. Our video and situation intelligence solutions help our customers cost effectively migrate to networked IP video without discarding their existing analog closed circuit television ("CCTV") investments.

Communications and Cyber Intelligence

We believe that the following competitive strengths will enable us to sustain our market leadership in the communications intelligence business:

•
Broad portfolio. Our broad Communications and Cyber Intelligence portfolio includes solutions for communications interception, service provider compliance, mobile location tracking, open source web intelligence, and tactical communications intelligence, as well as solutions being developed for cyber security. Our portfolio is designed to handle massive amounts of unstructured and structured information from different sources (including fixed and mobile networks, IP networks, and the Internet), quickly make sense of complex scenarios, and generate evidence and intelligence.

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

•
High-quality, long-term customer relationships. We have security customers around the world, including large and sophisticated government organizations, as well as commercial companies that are leaders in their respective markets. We have long-term relationships with many of these customers that give us unique insight into their challenges and help us to develop new security solutions for a broader set of customers.

Our Strategy

Our strategy to further enhance our position as a leading provider of enterprise intelligence and security intelligence solutions worldwide includes the following key elements:

•
Continue to drive the development of Actionable Intelligence solutions for unstructured data. We were a pioneer in the development of solutions that help businesses and governmental organizations derive intelligence from unstructured data. We intend to continue to drive the adoption of our Actionable Intelligence solutions by building the Verint brand, expanding our portfolio of enterprise intelligence and security intelligence solutions, leveraging our large installed base of customers, and offering services that help our customers maximize their investment in our solutions.

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

•
Continue to expand our market presence through OEM and partner relationships. We have expanded our relationships with OEMs and other channel partners. We believe that these relationships broaden our market coverage and help make our solutions even more widely available on a global basis. We intend to continue expanding our existing relationships, while creating new ones.

•
Augment our organic growth with acquisitions. We examine acquisition opportunities regularly as a means to add technology, increase our geographic presence, enhance our market leadership, and/or expand into adjacent markets. Historically, we have engaged in acquisitions for all of these purposes and expect to continue doing so in the future when strategic opportunities arise.

The Enterprise Intelligence Segment

We are a leading provider of enterprise intelligence software and services. Our solutions enable organizations to extract and analyze valuable information from customer interactions and related operational data in order to make more effective, proactive decisions for optimizing the performance of their customer service operations, improving the customer experience, facilitating compliance, and enhancing products and services. We market these solutions primarily under the Impact 360® brand to contact center, branch and remote office, back-office operations, and other departments—such as those with customer experience, sales, and marketing functions—that seek to distill insights from the voice of their customers, as well as to public safety centers. These solutions comprise a unified suite of customer-centric workforce optimization and voice of the customer solutions and services that include IP and Time Division Multiplexing (“TDM”) voice recording, quality monitoring, voice of the customer analytics (speech analytics, text analytics, and enterprise feedback management), workforce management, eLearning, coaching, performance management, and desktop and process analytics. These solutions can be deployed stand-alone or in an integrated fashion.

The Enterprise Intelligence Market and Trends

We believe that customer service is viewed more strategically than in the past, particularly by organizations whose interactions with customers regarding sales and services take place primarily through contact center, branch, and back-office operations. Consistent with this trend, we believe that organizations seek workforce optimization and voice of the customer solutions that enable them to better understand customer expectations, preferences, and sentiments in order to strengthen customer relationships, build loyalty, efficiently manage their workforce and customer service operations across the enterprise, and strike the right balance among driving sales, managing operating costs, and delivering the optimal customer experience.

In order to make better, more timely decisions to achieve these goals, we believe that organizations increasingly seek to leverage valuable data collected from customer interactions and associated operational activities, and that using the voice of the customer to drive operational excellence has become a strategic objective and differentiator for organizations worldwide. However, customer service applications have traditionally been deployed as stand-alone applications, which prevented information from being shared and analyzed across multiple/related applications. These solutions also lacked functionality for analyzing unstructured and structured information, such as the content of phone calls, email, web chat, customer surveys, and social media sites. As a result, organizations historically based their customer service-related business decisions on a fraction of the information available to them.

We believe that customer-centric organizations today seek to gain a holistic view of the customer experience and the effectiveness of their customer service operations through unified, innovative, workforce optimization solutions and a voice of the customer analytical platform delivered by a single vendor. We believe that the key business and technology trends driving demand for workforce optimization and voice of the customer solutions include:

Unified, Customer-Centric Enterprise Intelligence Solutions

We believe that organizations increasingly seek a unified workforce optimization suite that includes call recording and quality monitoring, voice of the customer analytics (speech analytics, text analytics, and enterprise feedback management), workforce management, performance management, eLearning, coaching, and desktop and process analytics, including pre-defined business integrations across these capabilities. Such a unified suite can provide business and financial benefits, create a foundation for continuous improvement through a closed-loop feedback process, and improve collaboration among various functions throughout the enterprise. For example:

•
using integrated speech analytics with quality monitoring, calls can be categorized, allowing organizations to review the interactions that are most significant to the business and identify the underlying causes of customer service issues;

•
using integrated voice of the customer solutions, organizations can collect and assess customer feedback from the diverse platforms on which it is provided, including surveys, phone calls, web chat, emails, and social media channels;

•	managers can receive instant alerts when staff is out of adherence with standards, monitor and record interactions to determine the cause, and act quickly to correct the problem; and

•
supervisors can assign and deliver electronic learning material to staff desktops based on training needs automatically identified from quality monitoring evaluation scores and performance management scorecard metrics, and then track courses taken and new skills acquired.

Additionally, by deploying an integrated workforce optimization suite with a single, unified graphical user interface and common database, enterprises can achieve lower total cost of ownership, reduce hardware costs, simplify system administration, and streamline implementation and training. An integrated workforce optimization suite also enables enterprises to interact with a single vendor for sales and service, and helps ensure seamless integration and upgrades of all solutions.

Greater Insight through Voice of the Customer Analytics

We believe that customer-centric organizations are increasingly interested in deploying sophisticated and more comprehensive voice of the customer analytics (such as speech analytics, text analytics, and enterprise feedback management) to gain a better understanding of the customer experience, workforce performance, and the factors underlying business trends. Although enterprises have historically captured customer interactions, most were able to extract intelligence only by manually analyzing each interaction individually, which generally could be done for only a small percentage of interactions. Today, voice of the customer analytics solutions have evolved to analyze and categorize customer interactions automatically through voice, email, web chat, customer surveys, and social media in order to detect patterns and trends that can significantly impact the business. These solutions provide a new level of insight into important areas such as customer behavior, sentiment, satisfaction, and loyalty, as well as staff effectiveness, including the underlying causes of business trends in these critical areas.

Adoption of Workforce Optimization Across the Enterprise

Workforce optimization solutions have traditionally been deployed in contact centers. However, many employees who contribute to the customer experience work in other areas of the enterprise, such as the back-office and branch and remote office locations. Today, we believe that enterprises are showing increased interest in deploying certain workforce optimization solutions, such as staff scheduling and desktop and process analytics, outside the contact center to enable the same type of performance measurement that has historically been available in the contact center, with the goal of improving customer service and performance across the enterprise.

Our Enterprise Intelligence Solutions Portfolio

We are a leader in the enterprise intelligence market with Impact 360, a comprehensive, unified portfolio of workforce optimization and voice of the customer solutions. Our solutions are highly scalable and designed to be deployed by small to very large organizations in traditional contact centers and other areas of the enterprise—including branch and back-office operations, and departments such as those involving customer experience, sales, and marketing functions—that seek to distill insights from the voice of their customers, as well as public safety centers. Historically, our enterprise intelligence solutions have been implemented on customer premises; however, today, we also offer some of our enterprise intelligence solutions on a “Software as a Service”, or “SaaS”, basis. Our solutions are generally implemented in industries that have significant customer service operations, such as insurance, banking and brokerage, telecommunications, media, retail, public safety, and hospitality. The following table summarizes our portfolio of Enterprise Intelligence Solutions.

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

Workforce Management
Helps enterprises forecast staffing requirements, deploy the appropriate level of resources, and evaluate the productivity of their customer service staff. Incorporates employee skills into staffing capacity models to help align resources to the type of work forecasted. Also includes optional strategic planning capabilities.

Voice of the Customer Analytics (Speech, Text, and Enterprise Feedback Management)
Our speech analytics solutions analyze call content for the purpose of proactively identifying business trends, building effective cost containment and customer service strategies, and enhancing quality monitoring programs.

Our text analytics solution analyzes structured and unstructured data in multiple text sources, including email, chat sessions, blogs, contact center notes, white mail, survey comments, and social media channels, to provide enterprises with a better understanding of customer sentiment, corporate image, competitors, and other market factors for more effective decision making.

Our enterprise feedback management solutions provide enterprise-wide customer feedback capabilities via surveys and online communities to centralize and simplify survey management, deployment, and analysis across multiple survey platforms, including Interactive Voice Response ("IVR"), email, social media, and mobile devices. These solutions provide a more holistic view of customer sentiments, behaviors, and experiences to enable better decisions for increasing customer satisfaction, loyalty, and value.

Performance Management
Provides a comprehensive view of key performance indicators ("KPIs") with performance scorecards and reports on customer interactions, customer experience trends, and contact center, back-office, branch and remote office, and customer service staff performance.

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

Workforce Optimization and Voice of the Customer for Small-to-Medium Sized Businesses
Designed for organizations with small to mid-sized contact centers, which increasingly face the same business requirements as their larger competitors. Enables companies of all sizes to boost productivity, reduce attrition, capture and evaluate interactions, and satisfy compliance and risk management requirements in a cost-effective way. Offered on a single, consolidated server with simplified installation and maintenance.

Public Safety
Includes quality assurance, forecasting and scheduling, speech analytics, performance scorecards, citizen surveys, incident investigation and analytics, and full-time and compliance recording solutions under the Audiolog™ brand. Our public safety solution allows first responders (police, fire departments, emergency medical services, etc.) in the security intelligence market to deploy workforce optimization solutions to record, manage, and act on incoming assistance requests and related data.

The Video and Situation Intelligence Segment

We are a leading provider of video intelligence solutions and a provider of situation intelligence solutions designed to optimize security and enhance operations. Our solutions, marketed under the Nextiva® brand, include IP video management software and services; edge devices for capturing, digitizing, and transmitting video over networks; video analytics; network video recorders; and PSIM. Our video portfolio enables organizations to deploy an end-to-end IP video solution with analytics or evolve to IP video solutions without discarding their investments in analog CCTV technology. Our situation intelligence solutions enable organizations to view, correlate, and analyze information from various stand-alone systems and sensors.

The Video and Situation Intelligence Market and Trends

We believe that terrorism, crime, and other security threats around the world are generating increased demand for advanced video and situation intelligence solutions that can help detect threats and prevent security breaches. We believe that organizations across a wide range of industries, including public transportation, utilities, ports and airports, cities and municipalities, government, education, finance, and retail, are interested in broader deployment of video and situation intelligence solutions to increase the safety and security of their facilities, employees, and visitors; improve emergency response; and enhance their investigative capabilities.

Consistent with this trend, the video security market continues to experience a technology transition from relatively passive analog CCTV video systems, which use analog equipment and closed networks and generally provide only basic video recording and viewing, to more sophisticated, proactive, network-based IP video systems that use video management software to efficiently collect, manage, and analyze large amounts of video over networks and utilize video analytics. We believe this trend, combined with the overall need for improved security by government and commercial organizations globally, is driving interest in both advanced networked IP video intelligence solutions and PSIM solutions, which enable organizations to manage and integrate video intelligence with other security system data.

While the security market is evolving to networked IP video solutions, many organizations have already made significant investments in analog technology. Our video and situation intelligence solutions allow these organizations to cost effectively migrate to networked IP video without discarding their existing analog investments. Designed on an open platform, our solutions facilitate interoperability with our customers’ business and security systems, and with complementary third-party products, such as cameras, video analytics, video management software, command and control systems, and access control systems.

Our Video and Situation Intelligence Solutions Portfolio

We are a leader in the video intelligence market with Nextiva®, a comprehensive, end-to-end, networked IP video solution portfolio. The following table summarizes our portfolio of Video and Situation Intelligence Solutions.

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

Edge Devices
Captures, digitizes, and transmits video across enterprise networks, providing many of the benefits of IP video while using existing analog CCTV investments. Includes IP cameras and bandwidth-efficient video encoders to convert analog images to IP video for transmission over IP networks.

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

PSIM
Facilitates interoperability with business and security systems and with complementary third-party products—such as access control, video, intrusion, fire and public safety, first responder and other mobile device systems—to enable efficient information correlation and analysis, and rapid, rules-based alerts and actions.

Our Video and Situation Intelligence Solutions are deployed across a wide range of industries, including banking, retail, critical infrastructure, government, corporate campuses, education, airports, seaports, public transportation, cities and municipalities, and homeland security. Our solutions include certain video analytics and data integrations specifically optimized for these industries. For example, our public transportation solution includes global positioning system ("GPS") integrations; our retail solution includes point of sale integrations and retail traffic analytics; our banking solution includes automated teller machine ("ATM") integrations; and our critical infrastructure solution includes video analytics for detecting suspicious events and command and control integrations.

The Communications and Cyber Intelligence Segment

We are a leading provider of communications intelligence solutions and a developer of cyber security solutions that help law enforcement, national security, intelligence, and civilian government agencies effectively detect, investigate, and neutralize criminal and terrorist threats, and detect and thwart cyber-attacks. Our solutions are designed to handle massive amounts of unstructured and structured information from different sources, quickly make sense of complex scenarios, and generate evidence and intelligence. Our portfolio includes solutions for communications interception, service provider compliance, mobile location tracking, open source web intelligence, cyber security, and tactical communications intelligence. These solutions can be deployed stand-alone or collectively, as part of a large-scale system to address the needs of large government agencies that require advanced, comprehensive solutions.

The Communications and Cyber Intelligence Market and Trends

We believe that terrorism, criminal activities, including financial fraud and drug trafficking, cyber-attacks, and other security threats, combined with an expanding range of communication and information media, are driving demand for innovative security solutions that collect, integrate, and analyze information from voice, video, and data communications, as well as from other sources, such as private and public databases. The key trends that we believe will continue to drive demand for our Communications and Cyber Intelligence Solutions are:

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

Growing Demand for Advanced Intelligence and Investigative Solutions

Investigations related to criminal and terrorist networks, drugs, financial crimes, and other illegal activities are highly complex and often involve collecting and analyzing information from multiple sources. We believe that law enforcement, national security, national intelligence, and other government agencies are seeking advanced solutions that enable them to integrate and analyze information from multiple sources and collaborate more efficiently with various other agencies in order to unearth suspicious activity, optimize investigative workflows, and make investigations more effective.

Legal and Regulatory Compliance Requirements

In many countries, communications service providers are mandated by government regulation to satisfy certain technical requirements for delivering communication content and data to law enforcement and government authorities. For example, in the United States, requirements have been established under the Communications Assistance for Law Enforcement Act ("CALEA"). In Europe, similar requirements have been adopted by the European Telecommunications Standards Institute ("ETSI"). In addition, many law enforcement and government agencies around the world are mandated to ensure compliance with laws and regulations related to criminal activities, such as financial crimes. We believe that these laws and regulations are creating demand for our Communications and Cyber Intelligence Solutions.

Our Communications and Cyber Intelligence Solutions Portfolio

We are a leader in the market for communications intelligence solutions and a developer of cyber intelligence solutions, which are marketed under the RELIANT™, VANTAGE®, STAR-GATE™, ENGAGE™, FOCALINFO™, CYBERVISION™, and VIGIA® brand names. The following table summarizes our portfolio of Communications and Cyber Intelligence Solutions.

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

Tactical Communications Intelligence	Provides portable communications interception and location tracking capabilities for local use or integration with centralized monitoring systems, to support tactical field operations.

Cyber Security	Designed to provide network-based cyber security, including malware detection capabilities for high-speed networks, for national cyber protection organizations.

Customer Services

We offer a range of customer services, including implementation, training, consulting, and maintenance, to help our customers maximize their return on investment in our solutions.

Implementation, Training, and Consulting

Our solutions are implemented by our service organizations, authorized partners, resellers, or customers. Our implementation services include project management, system installation, and commissioning, including integrating our solutions with our customers' environments and third-party solutions. Our training programs are designed to enable our customers to effectively use our solutions and to certify our partners to sell, install, and support our solutions. Customer and partner training is provided at the customer site, at our training centers around the world, and/or remotely online, for example through webinars. Our consulting services are designed to enable our customers to maximize the value of our solutions in their own environments.

Maintenance Support

We offer a range of customer maintenance support programs to our customers and resellers, including phone, web, and email access to technical personnel up to 24 hours a day, seven days a week. Our support programs are designed to help ensure long-term, successful use of our solutions. We believe that customer support is critical to retaining and expanding our customer base. Our Enterprise Intelligence solutions are sold with a warranty of generally one year for hardware and 90 days for software. Our Video Intelligence solutions and Communications Intelligence solutions are sold with warranties that typically range from 90 days to three years and, in some cases, longer. In addition, customers are typically provided the option to purchase maintenance plans that provide a range of services, such as telephone support, advanced replacement, upgrades when and if available, and on-site repair or replacement. Currently, the majority of our maintenance revenue is related to our Enterprise Intelligence solutions.

Direct and Indirect Sales

We sell our solutions through our direct sales teams and indirect channels, including distributors, systems integrators, value-added resellers ("VARs"), and OEM partners. Approximately half of our sales are made through partners, distributors, resellers, and system integrators.

Each of our solutions is sold by trained, dedicated, regionally organized direct and indirect sales teams. Our direct sales teams are focused on large and mid-sized customers and, in many cases, co-sell with our other channels and sales agents. Our indirect sales teams are focused on developing and supporting relationships with our indirect channels, which provide us with broader market coverage, including access to their customer base, integration services, and presence in certain geographies and vertical markets. Our sales teams are supported by business consultants, solutions specialists, and pre-sales engineers who, during the sales process, help determine customer requirements and develop technical responses to those requirements. While we sell directly and indirectly in all three of our segments, sales of our Video Intelligence solutions are primarily indirect, and sales of our Communications Intelligence solutions are primarily direct. See "Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—If we are unable to maintain our relationships with third parties that market and sell our products, our business and ability to grow could be materially adversely affected" under Item 1A.

Customers

Our solutions are used by more than 10,000 organizations in over 150 countries. In the year ended January 31, 2013, we derived approximately 58%, 14%, and 28% of our revenue from the sale of our Enterprise Intelligence solutions, Video Intelligence solutions, and Communications Intelligence solutions, respectively. In the year ended January 31, 2012, we derived approximately 56%, 18%, and 26% of our revenue from the sale of our Enterprise Intelligence solutions, Video Intelligence solutions, and Communications Intelligence solutions, respectively. In the year ended January 31, 2011, we derived approximately 57%, 18%, and 25% of our revenue from the sale of our Enterprise Intelligence solutions, Video Intelligence solutions, and Communications Intelligence solutions, respectively.

In the year ended January 31, 2013, we derived approximately 55%, 24%, and 21% of our revenue from sales to end users in the Americas, in Europe, the Middle East and Africa ("EMEA"), and in the Asia-Pacific region ("APAC"), respectively. In the year ended January 31, 2012, we derived approximately 53%, 27%, and 20% of our revenue from sales to end users in the

Americas, EMEA, and APAC, respectively. In the year ended January 31, 2011, we derived approximately 53%, 26%, and 21% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively.

None of our customers, including system integrators, VARs, various local, regional, and national governments worldwide, and OEM partners, individually accounted for more than 10% of our revenue in the years ended January 31, 2013, 2012, or 2011. For the year ended January 31, 2013, approximately one quarter of our business was generated from contracts with various governments around the world, including local, regional, and national government agencies. We are party to contracts with customers in each of our segments, the loss of which could have a material adverse effect on the segment. In addition, because of the unique nature of the terms and conditions associated with government contracts generally, our government contracts may be subject to renegotiation or termination at the election of the government customer. Some of the customer engagements on which we work require us to have the necessary security credentials or to participate in the project through an approved legal entity. See also Note 18, "Segment, Geographic, and Significant Customer Information" to our consolidated financial statements included in Item 8 of this report for additional information and financial data about each of our operating segments and geographic regions.

Seasonality and Cyclicality

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors. Our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter. Moreover, revenue and operating income in the first quarter of a new year may be lower than in the fourth quarter of the preceding year, potentially by a significant margin. In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that these seasonal and cyclical factors primarily reflects customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for our sales personnel. While seasonal and cyclical factors such as these are common in the software and technology industry, this pattern should not be considered a reliable indicator of our future revenue or financial performance. Many other factors, including general economic conditions, also have an impact on our business and financial results. See "Risk Factors" under Item 1A for a more detailed discussion of factors which may affect our business and financial results.

Research and Development

We continue to enhance the features and performance of our existing solutions and to introduce new solutions through extensive research and development activities, including the development of new solutions, the addition of capabilities to existing solutions, quality assurance, and advanced technical support for our customer services organization. In certain instances, primarily in security intelligence, we may customize our products to meet the particular requirements of our customers. Research and development is performed primarily in the United States, Israel, the United Kingdom and Ireland for our Enterprise Intelligence segment; primarily in Canada, Israel and the United States for our Video Intelligence segment; and primarily in Israel, with additional research and development activities in Germany, Brazil, and Bulgaria, for our Communications Intelligence segment.

We believe that our future success depends on a number of factors, including among others, our ability to:

•	identify and respond to emerging technological trends in our target markets;

•	develop and maintain competitive solutions that meet or exceed our customers’ changing needs;

•	enhance our existing products by adding features and functionality to meet or exceed specific customer needs or differentiate our products from those of our competitors; and

•	attract, recruit, and retain highly skilled and experienced employees.

To support these efforts, we make significant investments in research and development every year. In the years ended January 31, 2013, 2012, and 2011, we spent approximately $115.9 million, $111.0 million, and $96.5 million, respectively, on research and development, net. We allocate our research and development resources in response to market research and customer demand for additional features and solutions. Our development strategy involves rolling out initial releases of our products and adding features over time. We incorporate product feedback received from our customers into our product development process. While the majority of our products are developed internally, in some cases, we also acquire or license technologies, products, and applications from third parties based on timing and cost considerations. See "Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products and components, we rely on a limited number of suppliers, manufacturers, and partners and if these relationships are interrupted we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all" under Item 1A.

As noted above, a significant portion of our research and development operations is located outside the United States. Historically, we have also derived benefits from participation in certain government-sponsored programs, including those of the Israeli Office of the Chief Scientist ("OCS") and certain research and development programs in Canada, for the support of research and development activities conducted in those countries. The Israeli law under which these OCS grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel without permission from the OCS. See "Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—Because we have significant foreign operations, we are subject to geopolitical and other risks that could materially adversely affect our business" and "Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—Conditions in and our relationship to Israel may materially adversely affect our operations and personnel and may limit our ability to produce and sell our products or engage in certain transactions" under Item 1A for a discussion of risks associated with our foreign operations.

Manufacturing and Suppliers

We rely on both our internal manufacturing and assembly operations, as well as several unaffiliated manufacturing subcontractors, to produce our hardware products and solutions. Our internal manufacturing and assembly operations consist primarily of installing our software on externally purchased hardware components, final assembly, and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies, and systems. We also perform system integration functions prior to shipping turnkey solutions to our customers. Our internal manufacturing and assembly operations are performed in our Canadian facilities for certain of our Video Intelligence solutions, and primarily in our German and Israeli facilities for our Communications Intelligence solutions. Our Enterprise Intelligence solutions are substantially all software and do not require any internal manufacturing. For substantially all other manufacturing, we rely on several unaffiliated manufacturing subcontractors for the supply of specific proprietary components and assemblies that are incorporated in our products, as well as for certain other manufacturing and assembly operations activities that we outsource. Although we have occasionally experienced delays and shortages in the supply of proprietary components in the past, we have, to date, been able to obtain adequate supplies of all components in a timely manner from alternative sources, when necessary. See "Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products and components, we rely on a limited number of suppliers, manufacturers, and partners and if these relationships are interrupted, we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all" under Item 1A for a discussion of risks associated with our manufacturing operations and suppliers.

Employees

As of January 31, 2013, we employed more than 3,200 people, including part-time employees and certain contractors, with approximately 47%, 31%, 13%, and 9% of our employees and contractors located in the Americas, Israel, EMEA (excluding Israel), and APAC, respectively. We consider our relationship with our employees to be good and a critical factor in our success. Our employees in the United States are not covered by any collective bargaining agreements. In some cases, our employees outside the United States are automatically subject to certain protections negotiated by organized labor in those countries directly with the government or trade unions or are automatically entitled to severance or other benefits mandated under local laws. For example, while we are not a party to any collective bargaining or other agreement with any labor organization in Israel, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Laborers in Israel) and the Coordinating Bureau of Economic Organizations (including the Manufacturers’ Association of Israel) are applicable to our Israeli employees by virtue of expansion orders of the Israeli Ministry of Industry, Trade and Labor.

Intellectual Property Rights

General

Our success depends to a significant degree on the legal protection of our software and other proprietary technology. We rely on a combination of patent, trade secret, copyright, and trademark laws, and confidentiality and non-disclosure agreements with employees and third parties to establish and protect our proprietary rights.

Patents

During the year ended January 31, 2013, we were allowed or granted 60 U.S. patents and as of January 31, 2013, had more than 570 patents and patent applications worldwide. We have accumulated a significant amount of proprietary know-how and expertise in developing analytics solutions for enterprise intelligence and security intelligence products. We regularly review new areas of technology related to our businesses to determine whether they can and should be patented.

Licenses

While we employ many of our innovations exclusively in our products and services, we also engage in outbound and inbound licensing of specific patented technologies. Our licenses are designed to prohibit unauthorized use, copying, and disclosure of our software technology. When we license our software to customers, we require license agreements containing restrictions and confidentiality terms customary in the industry in order to protect our proprietary rights in the software. These agreements generally warrant that the software and propriety hardware will materially comply with written documentation and assert that we own or have sufficient rights in the software we distribute and have not violated the intellectual property rights of others. We license our products in a format that does not permit users to change the software code. See "Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products and components, we rely on a limited number of suppliers, manufacturers, and partners and if these relationships are interrupted we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all" under Item 1A.

We license certain software, technology, and related rights for use in the manufacture and marketing of our products and pay royalties to third parties under such licenses and other agreements. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based on industry practice, such licenses generally could be obtained on commercially reasonable terms.

Trademarks and Service Marks

We use various trademarks and service marks to protect the marks used in our business. We also claim common law protections for other marks we use in our business. Competitors and other companies could adopt similar marks or try to prevent us from using our marks, consequently impeding our ability to build brand identity and possibly leading to customer confusion. See "Risk Factors—Risks Related to Our Business—Intellectual Property and Data/Systems Security—Our intellectual property may not be adequately protected" under Item 1A for a more detailed discussion regarding the risks associated with the protection of our intellectual property.

Competition

We face strong competition in all of our markets, and we expect that competition will persist and intensify.

In our Enterprise Intelligence segment, our competitors include Aspect Software, Inc., Autonomy Corp. (an HP company), Genesys Telecommunications, NICE Systems Ltd ("NICE"), and many smaller companies, which can vary across regions. In our Video Intelligence segment, our competitors include American Dynamics (a business unit of Tyco), Genetec Inc., March Networks Corporation (a business unit of Infinova Ltd.), Milestone Systems A/S, and NICE; divisions of larger companies, including Bosch Security Systems, Honeywell International Inc., United Technologies Corp., and many smaller companies, which can vary across regions. In our Communications Intelligence segment, our primary competitors include ETI (a division of Detica, part of BAE Systems) and NICE, plus a number of smaller companies and divisions of larger companies that compete with us in certain regions or only with respect to portions of our product portfolio.

Some of our competitors have superior brand recognition and greater financial resources than we do, which may enable them to increase their market share at our expense. Furthermore, we expect that competition will increase as other established and emerging companies enter IP markets and as new products, services, and technologies are introduced.

In each of our operating segments, we believe that we compete principally on the basis of:

•	product performance and functionality;

•	product quality and reliability;

•	breadth of product portfolio and pre-defined integrations;

•	global presence and high-quality customer service and support;

•	specific industry knowledge, vision, and experience; and

•	price.

We believe that our success depends primarily on our ability to provide technologically advanced and cost-effective solutions and services. We expect that competition will increase as other established and emerging companies enter our market and as new products, services, and technologies are introduced, such as SaaS. In recent years, there has also been significant consolidation among our competitors, which has improved the competitive position of several of these companies. See "Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—Intense competition in our markets and competitors with greater resources than us may limit our market share, profitability, and growth" under Item 1A for a more detailed discussion of the competitive risks we face.

Export Regulations

We and our subsidiaries are subject to applicable export control regulations in countries from which we export goods and services. These controls may apply by virtue of the country in which the products are located or by virtue of the origin of the content contained in the products. If the controls of a particular country apply, the level of control generally depends on the nature of the goods and services in question. For example, our Communications Intelligence solutions tend to be more highly controlled than our Enterprise Intelligence or Video Intelligence solutions. Where controls apply, the export of our products generally requires an export license or authorization (either on a per-product or per-transaction basis) or that the transaction qualify for a license exception or the equivalent, and may also be subject to corresponding reporting requirements.

Recent Developments

As previously disclosed, on August 12, 2012, we entered into an agreement and plan of merger with CTI (the “CTI Merger Agreement”). On February 4, 2013, we completed the merger with CTI (the "CTI Merger”), eliminating CTI's majority ownership and control of us and establishing us as a fully independent public company.

The closing of the CTI Merger was subject to a number of conditions, including CTI's completion of a distribution to its shareholders of substantially all of its assets other than its interest in us (the "Comverse share distribution") or another sale or disposition by CTI of those assets (a "Comverse disposition"). On October 31, 2012, CTI completed the Comverse share distribution, as a result of which Comverse became an independent public company and ceased to be a wholly owned subsidiary of CTI.

Further details regarding the CTI Merger appear in Note 4, "Merger Agreement with CTI" to our consolidated financial statements included in Item 8 of this report.

On March 6, 2013, we amended and restated our credit agreement (our previous credit agreement, the “2011 Credit Agreement”, and our new amended and restated credit agreement, the “2013 Amended Credit Agreement”). The 2013 Amended Credit Agreement provides for $850.0 million of senior secured credit facilities, comprised of a $650.0 million term loan maturing in September 2019 and a $200.0 million revolving credit facility maturing in March 2018, subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the 2013 Amended Credit Agreement.

The majority of the proceeds of the term loan under the 2013 Amended Credit Agreement were used to repay all $576.0 million of outstanding term loan borrowings under the 2011 Credit Agreement. There were no outstanding borrowings under the 2011 Credit Agreement's revolving credit facility at the closing date. Further details regarding the 2013 Amended Credit Agreement appear in Note 19, "Subsequent Events" to our consolidated financial statements included in Item 8 of this report.

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

Our business is subject to risks arising from adverse changes in domestic and global economic conditions. Slowdowns, recessions, economic instability, political unrest, armed conflicts, or natural disasters around the world may cause companies and governments to delay, reduce, or even cancel planned spending. In particular, declines in information technology spending and limited or reduced government budgets have affected the markets for our solutions in both the enterprise intelligence market and the security intelligence market in certain periods and in certain regions, especially in industries or areas that are or have experienced significant cost-cutting.  For the year ended January 31, 2013, approximately one quarter of our business was generated from contracts with various governments around the world, including national, regional, and local government agencies. We expect that government contracts will continue to be a significant source of our revenue for the foreseeable future. Customers or partners who are facing business challenges or liquidity issues are also more likely to delay purchase decisions or cancel orders, as well as to delay or default on payments. If customers or partners significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected.  During the recent recession, like many companies, we engaged in significant cost-saving measures.  Current economic conditions are also uncertain.  If economic conditions require us to again undertake significant cost-saving measures, such measures may negatively impact our ability to execute on our objectives and grow, particularly if we are not able to invest in our business as a result of a protracted economic downturn.

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

Because price and related terms are key considerations for many of our customers, we may, from time to time, have to accept less-favorable payment terms, lower the prices of our products and services, and/or reduce our cost structure, including reducing headcount or investment in research and development, in order to remain competitive.  Certain of our competitors have become increasingly aggressive in their pricing strategy, particularly in markets where they are trying to establish a foothold or defend existing installations.  If we are forced to take these kinds of actions to remain competitive in the short-term, such actions may adversely impact our ability to execute and compete in the long-term.

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

Our solutions may contain defects, and we could incur substantial costs to correct such defects and face customer claims for substantial damages if such defects cause our solutions to fail to perform properly. In addition, defects may cause adverse publicity and impair the market acceptance of our solutions.

Many of our existing solutions are and future solutions are expected to be sophisticated and may develop operational problems.  New products and new product versions also give rise to the risk of defects or errors. If we are not able to remedy or do not discover such defects, errors, or other operational problems until after a product has been released and used by customers or partners, we may incur significant costs to correct such defects, errors, or other operational problems and/or become liable for substantial damages for product liability claims or other contract liabilities. In addition, defects or errors in our products may result in questions regarding the integrity of the products generally, which could cause adverse publicity and impair their market acceptance.

If we are unable to maintain our relationships with third parties that market and sell our products, our business and ability to grow could be materially adversely affected.

Approximately half of our sales are made through partners, distributors, resellers, and systems integrators.  We must often compete with other suppliers for these relationships and our competitors often seek to establish exclusive relationships with these sales channels or, at a minimum, to become a preferred partner for them.  Our ability to procure and maintain these relationships is based on factors that are similar to those on which we compete for end customers, including features, functionality, ease of use, installation and maintenance, and price, among others.  Even if we are able to secure such relationships on terms we find acceptable, there is no assurance that we will be able to realize the benefits we anticipate.  Some of our channel partners may also compete with us or have affiliates that compete with us or may partner with our competitors or even offer our products and those of our competitors as alternatives when presenting bids to end customers. Our ability to achieve our revenue goals and growth depends to a significant extent on maintaining, enabling, and adding to these sales channels, and if we are unable to do so, our business and ability to grow could be materially adversely affected.

The sophisticated nature of our solutions, sales cycle, and sales strategy may create uncertainty in or negatively impact our operating results and make such results more volatile and difficult to predict.

Although the timing of our sales cycle ranges from as little as a few weeks to more than a year, our larger sales, which we emphasize in our sales strategy, typically require a minimum of a few months to consummate.  As the length or complexity of a sales process increases, so does the risk of successfully closing the sale.  Larger sales are often made by competitive bid, which also increases the time and uncertainty associated with such opportunities.  Moreover, because many of our solutions are also sophisticated, customers may require education on the value and functionality of our solutions as part of the sales process, further extending the time frame and uncertainty of the process.  Longer sales cycles, competitive bid processes, and the need to educate customers means that:

•
There is greater risk of customers deferring, scaling back, or cancelling sales as a result of, among other things, receipt of competitive proposals, changes in budgets and purchasing priorities, or the introduction or anticipated introduction of new or enhanced products by us or our competitors during the process.

•	We may make a significant investment of time and money in opportunities that do not come to fruition, which investments we may be unable to recoup or utilize in future projects.

•
We may be required to bid on a project in advance of the completion of its design or be required to begin implementation of a project in advance of finalizing a sale, in either case, increasing the risk of unforeseen technological difficulties or cost overruns.

•	We face greater downside risks if we do not correctly and efficiently deploy limited human and financial resources and convert such sales opportunities into orders.

Our emphasis on larger solution sales also requires greater expertise in sales execution than more basic product sales, including in establishing and maintaining appropriate contacts and relationships with customers and partners. Additionally, after the completion of a solution sale or the sale of a more sophisticated product in general, our customers or partners may need assistance from us in making use of the full functionality of these solutions or products and/or in realizing their full value. If we are unable to assist our customers and partners in realizing the value they expect from our solutions and products, demand for our solutions and products may decline and our operating results may suffer.
The extended time frame and uncertainty associated with many of our sales opportunities also makes it difficult for us to accurately forecast our revenues (and attendant budgeting and guidance decisions) and increases the volatility of our operating results from period to period.  Our ability to forecast and the volatility of our operating results is also impacted by the fact that pricing, margins, and other deal terms may vary substantially from transaction to transaction, especially across business lines.  The terms of our transactions, including with respect to pricing, future deliverables, delivery model (e.g., perpetual license versus SaaS), and post-contract customer support, also impact the timing of our ability to recognize revenue.  Because these transaction-specific factors are difficult to predict in advance, this also complicates the forecasting of revenue.  Additionally, because, as noted above, we emphasize larger transactions in our sales strategy, the deferral or loss of one or more significant orders or a delay in a large implementation could materially adversely affect our operating results, especially in any given quarter.  As with other software-focused companies, a large amount of our quarterly business tends to come in the last few weeks, or even the last few days, of each quarter.  This trend has also complicated the process of accurately predicting revenue and other operating results, particularly on a quarterly basis.  Finally, our business is subject to seasonal factors that may also cause our results to fluctuate from quarter to quarter.

For certain products and components, we rely on a limited number of suppliers, manufacturers, and partners and if these relationships are interrupted we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all.

Although we generally use standard parts and components in our products, we do rely on non-affiliated suppliers and OEM partners for certain non-standard products or components which may be critical to our products, including both hardware and software, and on manufacturers of assemblies that are incorporated into our products. We also purchase technology, license intellectual property rights, and oversee third-party development and localization of certain products or components, in some cases, by or from companies that may compete with us or work with our competitors.  While we endeavor to use larger, more established suppliers, manufacturers, and partners wherever possible, in some cases, these providers may be smaller, less established companies, particularly in the case of suppliers of new or unique technologies that we have not developed internally.  If these suppliers, manufacturers, or partners experience financial, operational, manufacturing capacity, or quality assurance difficulties, or cease production and sale of the products we buy from them entirely, or there is any other disruption, including loss of license, OEM, or distribution rights, in our relationships with these suppliers, manufacturers, or partners, including as a result of the acquisition of a supplier or partner by a competitor, we will be required to locate alternative sources of supply or manufacturing, to internally develop the applicable technologies, to redesign our products, and/or to remove certain features from our products, any of which would be likely to increase expenses, create delivery delays, and negatively impact our sales.  Although we endeavor to put in place contracts with these key providers, including protections such as source code escrows (where needed), warranties, and indemnities, we may not be successful in obtaining adequate protections, these agreements may be short-term in duration, the counterparties may be unwilling or unable to stand behind such protections, and any contractual protections offer limited practical benefits to us in the event our relationship with a key provider is interrupted, any of which may adversely affect our business.

If we cannot recruit or retain qualified personnel, our ability to operate and grow our business may be impaired.

We depend on the continued services of our executive officers and other key personnel. In addition, in order to continue to grow effectively, we need to attract and retain new employees who understand and have experience with our products, services, and markets. The market for such personnel is competitive in most, if not all, of the geographies in which we operate. If we are unable to attract and retain qualified employees, on reasonable economic and other terms or at all, our ability to operate and grow our business could be impaired.

Because we have significant foreign operations, we are subject to geopolitical and other risks that could materially adversely affect our business.

We have significant operations outside the United States, including sales, research and development, manufacturing, customer support, and administrative services. The countries in which we have our most significant foreign operations include Israel, the United Kingdom, Canada, Brazil, India, Germany, and China (Hong Kong), and we intend to continue to expand our operations internationally. We believe our business may suffer if we are unable to successfully expand into new regions, as well as maintain and expand existing foreign operations. Our foreign operations are, and any future foreign expansion will be, subject to a variety of risks, many of which are beyond our control, including risks associated with:

•	foreign currency fluctuations;

•	political, security, and economic instability or corruption in foreign countries;

•
compliance with laws prohibiting improper payments or offers of payments for the purposes of obtaining or retaining business in non-U.S. jurisdictions, including the U.S. Foreign Corrupt Practices Act and similar laws of the United States and other countries;

•
changes in and compliance with local laws and regulations, including export control laws, data privacy laws, gift policies, tax laws, labor laws, employee benefits, customs requirements, currency restrictions, and other requirements;

•	differences in tax regimes and potentially adverse tax consequences of operating in foreign countries;

•	customizing products for foreign countries;

•	preference for or policies and procedures that protect local suppliers;

•	legal uncertainties regarding liability and intellectual property rights;

•	hiring and retaining qualified foreign employees; and

•	difficulty in, and longer time frames associated with, accounts receivable collection.

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

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighbors, which in the past have led, and may in the future lead, to security and economic problems for Israel.  In addition, Israel has faced and continues to face difficult relations with the Palestinians and the risk of terrorist violence from both Palestinian as well as foreign elements such as Hezbollah.  Infighting among the Palestinians may also create security and economic risks to Israel.  Current and future conflicts and political, economic, and/or military conditions in Israel and the Middle East region have affected and may in the future affect our operations in Israel.  The exacerbation of violence within Israel or the outbreak of violent conflicts between Israel and its neighbors, including Iran, may impede our ability to manufacture, sell, and support our products or engage in research and development, or otherwise adversely affect our business or operations.  In addition, many of our employees in Israel are required to perform annual compulsory military service and are subject to being called to active duty at any time.  The absence of these employees may have an adverse effect on our operations.  Hostilities involving Israel may also result in the interruption or curtailment of trade between Israel and its trading partners or a significant downturn in the economic or financial condition of Israel and could materially adversely affect our results of operations.

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

Our business and operations are subject to a variety of regulatory requirements in the United States and abroad, including, among other things, with respect to performance of government contracts, labor, tax, import and export, anti-corruption, data privacy and protection, and communications monitoring and interception.  Compliance with these regulatory requirements may be onerous and expensive, especially where these requirements are inconsistent from jurisdiction to jurisdiction or where the jurisdictional reach of certain requirements is not clearly defined or seeks to reach across national borders.  Regulatory requirements in one jurisdiction may make it difficult or impossible to do business in another jurisdiction.  We may also be unsuccessful in obtaining permits, licenses, or other authorizations required to operate our business, such as for the import or export of our products.  While we have implemented policies and procedures designed to achieve compliance with these laws and regulations, we also cannot assure you that we or our personnel will not violate applicable laws and regulations or our policies regarding the same. Violations of these laws or regulations may harm our reputation and deter government agencies and other existing or potential customers or partners from purchasing our solutions. Furthermore, non-compliance with applicable U.S. and non-U.S. laws and regulations could also result in fines, damages, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation.

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

Some of our subsidiaries maintain security clearances domestically and abroad in connection with the development, marketing, sale, and support of our Communications Intelligence solutions.  These clearances are reviewed from time to time by these countries and could be deactivated, including for political reasons unrelated to the merits of our solutions, such as the list of countries we do business with or the fact that our local entity is controlled by or affiliated with an entity based in another country.  If we lose our security clearances in a particular country, our business generated from government contracts may be materially adversely affected in that we would be unable to sell our Communications Intelligence solutions for secure projects in that country on a direct basis and might also experience greater challenges in selling such solutions even for non-secure projects in that country.  Even if we are able to obtain and maintain applicable security clearances, government customers may decline to purchase our Communications Intelligence solutions if they were not developed or manufactured in that country or if they were developed or manufactured in other countries that are considered disfavored by such country.  We may also experience negative publicity or other adverse impacts on our business if we sell our Communications Intelligence solutions to countries that are considered disfavored by the media or political or social rights organizations even though such transactions may be permissible under applicable law or if our reputation or relationship with government agencies is impaired.

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

Preventing unauthorized use or infringement of our intellectual property rights is difficult even in jurisdictions with well-established legal protections for intellectual property such as the United States.  It may be even more difficult to protect our intellectual property in other jurisdictions where legal protections for intellectual property rights are less established.  If we are unable to adequately protect our intellectual property against unauthorized third-party use or infringement, our competitive position could be adversely affected.

Our products may infringe or may be alleged to infringe on the intellectual property rights of others, which could lead to costly disputes or disruptions for us and may require us to indemnify our customers and resellers for any damages they suffer.

The technology industry is characterized by frequent allegations of intellectual property infringement. In the past, third parties have asserted that certain of our products infringed upon their intellectual property rights and similar claims may be made in the future. Any allegation of infringement against us could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to enter into royalty or license agreements. If patent holders or other holders of intellectual property initiate legal proceedings against us, either with respect to our own intellectual property or intellectual property we license from third parties, we may be forced into protracted and costly litigation, regardless of the merits of these claims. We may not be successful in defending such litigation, in part due to the complex technical issues and inherent uncertainties in intellectual property litigation, and may not be able to procure any required royalty or license agreements on terms acceptable to us, or at all. Third parties may also assert infringement claims against our customers. Subject to certain limitations, we generally indemnify our customers and resellers with respect to infringement by our products of the proprietary rights of third parties, which, in some cases, may not be limited to a specified maximum amount and for which we may not have sufficient insurance coverage or an adequate indemnification in the case of intellectual property licensed from a third party.  If any of these claims succeed, we may be forced to pay damages, be required to obtain licenses for the products our customers or partners use, or incur significant expenses in developing non-infringing alternatives. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using or, in the case of resellers and other partners, stop selling our products.

Use of free or open source software could expose our products to unintended restrictions and could materially adversely affect our business.

Some of our products contain free or open source software (together, open source software) and we anticipate making use of open source software in the future. Open source software is generally covered by license agreements that permit the user to use, copy, modify, and distribute the software without cost, provided that the users and modifiers abide by certain licensing requirements. The original developers of the open source software generally provide no warranties on such software or protections in the event the open source software infringes a third party's intellectual property rights. Although we endeavor to monitor the use of open source software in our product development, we cannot assure you that past, present, or future products will not contain open source software elements that impose unfavorable licensing restrictions or other requirements on our products, including the need to seek licenses from third parties, to re-engineer affected products, to discontinue sales of affected products, or to release all or portions of the source code of affected products.  Any of these developments could materially adversely affect our business.

The mishandling or the perception of mishandling of sensitive information could harm our business.

Our products are in some cases used by customers to compile and analyze highly sensitive or confidential information and data, including information or data used in intelligence gathering or law enforcement activities. While our customers' use of our products in no way affords us access to the customer's sensitive or confidential information or data, we or our partners may receive or come into contact with such information or data, including personally identifiable information, when we are asked to perform services or support functions for our customers. We or our partners may also receive or come into contact with such information or data in connection with our SaaS or other hosted or managed services offerings.  We have implemented policies and procedures and use information technology systems to help ensure the proper handling of such information and data, including background screening of certain service personnel, non-disclosure agreements with employees and partners, access rules, and controls on our information technology systems. Customers are also increasingly focused on the security of our products and we work to ensure their security, including through the use of encryption, access rights, and other customary security features. However, these measures are designed to mitigate the risks associated with handling or processing sensitive data and cannot safeguard against all risks at all times. The improper handling of sensitive data, or even the perception of such mishandling (whether or not valid), or other security lapses by us or our partners or within our products, could reduce demand for our products or otherwise expose us to financial or reputational harm or legal liability.

We may be subject to information technology system failures or disruptions that could harm our operations, financial condition, or reputation.

We rely extensively on information technology systems to operate and manage our business and to process, maintain, and safeguard information, including information belonging to our customers, partners, and personnel.  These systems may be subject to failures or disruptions as a result of, among other things, natural disasters, accidents, power disruptions, telecommunications failures, new system implementations, acts of terrorism or war, physical security breaches, computer viruses, or other cyber security attacks.  We have experienced cyber security attacks in the past and may experience them in the future, potentially with greater frequency.  While we are continually working to maintain secure and reliable systems, our security, redundancy, and business continuity efforts may be ineffective or inadequate.  We must continuously improve our design and coordination of security controls across our business groups and geographies. Despite our efforts, it is possible that our security controls and other procedures that we follow may not prevent systems failures or disruptions. Such system failures or disruptions could subject us to research and development or production downtimes, delays in our ability to process orders, delays in our ability to provide products and services to customers, including SaaS or other hosted or managed services offerings, delays or errors in financial reporting, compromise or loss of sensitive or confidential information or intellectual property, destruction or corruption of data, financial losses from remedial actions, liabilities to customers or other third parties, or damage to our reputation.  Any of the foregoing could harm our competitive position, result in a loss of customer confidence, and materially and adversely affect our results of operations or financial condition.

Risks Related to Our Finances and Capital Structure

Our future success depends on our ability to execute on our growth strategy and properly manage investment in our business and operations.

Our strategy is to continue to invest in, enhance, and secure our business and operations and grow, both organically and through acquisitions.  Investments in, among other things, new products and technologies, research and development, infrastructure and systems, geographic expansion, and headcount are critical to achieving our growth strategy.  However, such investments and efforts may not be successful, and even if successful, may negatively impact our short-term profitability.  Our success depends on our ability to effectively and efficiently execute on our growth strategy, including our ability to properly allocate limited investment dollars, balance the extent and timing of investments with the associated impact on expenses and profitability, and capture efficiencies and economies of scale.  If we are unable to effectively and efficiently execute on our growth strategy and properly manage our investments and expenditures, our results of operations and stock price may be materially adversely affected.

We may not be able to identify suitable targets for acquisition or investment, or complete acquisitions or investments, on terms acceptable to us, which could negatively impact our ability to implement our growth strategy.
As part of our growth strategy, we have made a number of acquisitions and investments and expect to continue to make acquisitions and investments in the future, subject to the terms of our credit agreement and other restrictions.
In some areas, we have seen the market for acquisitions become more competitive and valuations increase. In recent periods, several of our competitors have also completed acquisitions of companies in or adjacent to our markets. As a result, it may be more difficult for us to identify suitable acquisition or investment targets or to consummate acquisitions or investments once identified on acceptable terms or at all. If we are not able to execute on our acquisition strategy, we may not be able to achieve our growth strategy, may lose market share, or may lose our leadership position in one or more of our markets.
Our acquisition and investment activity presents certain risks to our business, operations and financial position.
Future acquisitions or investments could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to intangible assets, any of which could have a material adverse effect on our operating results and financial condition. In addition, investments in immature businesses with unproven track records and technologies have a high degree of risk, with the possibility that we may lose the value of our entire investments and potentially incur additional unexpected liabilities. Acquisitions or investments that are not immediately accretive to earnings may also make it more difficult for us to maintain satisfactory profitability levels and compliance with the maximum leverage ratio covenant under the revolving credit facility under our credit agreement.
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

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. Goodwill and other intangible assets totaled approximately $1.0 billion, or approximately 62% of our total assets, as of January 31, 2013. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets. We make assumptions and estimates in this assessment which are complex and often subjective. These assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts.  To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future. Any significant impairment charges would negatively affect our financial condition and results of operations.

If we discover that CTI had contingent liabilities or other obligations for which indemnification is not available, or regulatory or other compliance issues that we assumed or were not aware at the time of the CTI Merger, our business could be materially and adversely affected.

As a result of the CTI Merger, CTI's liabilities, including contingent liabilities, will be consolidated into our financial statements. We may also discover additional information about CTI's financial condition or pre-CTI Merger business that adversely affects us, including, among other matters, unknown or underestimated liabilities, additional tax liabilities, issues relating to internal controls over financial reporting, or legal or regulatory compliance issues. If CTI's liabilities are greater than represented, if the contingent liabilities we have assumed become fixed, or if there are obligations of CTI of which we were not aware at the time of completion of the CTI Merger, we may have exposure for those obligations and our business or financial condition could be materially and adversely affected.

We are entitled to certain rights to indemnification in connection with the transactions contemplated by the CTI Merger Agreement and the agreements entered into in connection with the Comverse share distribution. However, no assurance can be given that the parties responsible for providing us with such indemnification (including Comverse) will comply with their obligations. If we become responsible for liabilities (including tax liabilities) not covered by indemnification or substantially in excess of amounts covered by indemnification, or if the parties responsible for providing us with such indemnification (including Comverse) are unwilling or unable to stand behind such protections, our financial condition and results of operations could be materially and adversely affected.

If Comverse does not timely perform certain transition services following the CTI Merger, our ability to comply with certain regulatory requirements may be affected, which may result in the incurrence of additional costs and delays in meeting filing deadlines or satisfying other regulatory requirements.

As a result of the completion of the CTI Merger, we are reliant upon Comverse to provide certain transition services, including the preparation and filing of tax returns with respect to CTI for periods prior to the CTI Merger. Comverse is also obligated to provide information regarding CTI to us on a timely basis in order to enable us to comply with certain regulatory requirements. We rely on Comverse to provide us and CTI with these services under the Transition Services Agreement and Tax Disaffiliation Agreement that were entered into in connection with the Comverse share distribution. If Comverse is unable or unwilling to provide such services and support on a timely basis, our ability to timely comply with applicable regulatory requirements may be impaired.

We could be adversely affected in the future as a result of previously having been a consolidated, controlled subsidiary of CTI, particularly with respect to tax liabilities.
Prior to our IPO in May 2002, we were included in CTI's consolidated U.S. federal income tax return. Under applicable federal and state laws, we could be liable, under certain circumstances, for taxes of other members of the CTI consolidated group for such pre-IPO periods. Adjustments to the consolidated group's tax liability for periods prior to our IPO could also affect the net operating losses ("NOLs") allocated to us by CTI and cause us to incur additional tax liability in future periods. This continues to be true notwithstanding the completion of the Comverse share distribution and consummation of the CTI Merger.
In connection with the Comverse share distribution, CTI and Comverse entered into a Tax Disaffiliation Agreement for periods prior to the distribution date, which provides, among other things, that Comverse will indemnify CTI and its successor for all taxes payable by CTI allocable to periods prior to the distribution date. Under applicable federal and state laws, CTI could also be liable, under certain circumstances, for taxes of other members of the consolidated group for such pre-distribution periods. To the extent CTI is required to pay these tax liabilities, the Tax Disaffiliation Agreement provides that Comverse will indemnify CTI for those payments. If we become responsible for tax liabilities not covered by indemnification or substantially in excess of amounts covered by indemnification, or if the parties responsible for providing us with such indemnification (including Comverse) are unwilling or unable to stand behind such protections, our financial condition and results of operations could be materially and adversely affected.

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
We have significant deferred tax assets which can provide us with significant future cash tax savings if we are able to use them. In addition, as a result of the CTI Merger, significant CTI NOLs have become available for use on our consolidated U.S. tax returns. However, the extent to which we will be able to use these NOLs may be impacted, restricted, or eliminated by a number of factors, including changes in tax rates, laws or regulations, whether we generate sufficient future taxable income, and possible adjustments to the tax attributes of CTI or its non-Verint subsidiaries for periods prior to the CTI Merger. To the extent that we are unable to utilize our NOLs or other losses, our results of operations, liquidity, and financial condition could be adversely affected in a significant manner. When we cease to have NOLs available to us in a particular tax jurisdiction, either through their expiration, disallowance, or utilization, our cash tax liability will increase in that jurisdiction.

Our international operations subject us to currency exchange risk.

Most of our revenue is denominated in U.S. dollars, while a significant portion of our operating expenses, primarily labor expenses, is denominated in the local currencies where our foreign operations are located, principally Israel, the United Kingdom, Germany, Canada, Brazil, and Australia. As a result, we are exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could increase the U.S. dollar cost of our operations in these countries, which could have a material adverse effect on our results of operations. In addition, because a portion of our sales are made in foreign currencies, primarily the euro and the British pound, fluctuations in the value of these currencies relative to the U.S. dollar could impact our revenue (on a U.S. dollar basis) and materially adversely affect our results of operations.  We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense, however, our hedging activities are limited in scope and duration and may not be effective at reducing the U.S. dollar cost of our global operations.
We have a significant amount of debt under our credit agreement, which exposes us to leverage risks and subjects us to covenants which may adversely affect our operations.

At March 15, 2013, we had total outstanding indebtedness of $650.0 million under our credit agreement, meaning that we are significantly leveraged. Our leverage position may, among other things:

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

The revolving credit facility under our credit agreement contains a financial covenant that requires us to maintain a maximum consolidated leverage ratio. Our ability to comply with the leverage ratio covenant is dependent upon our ability to continue to generate sufficient earnings each quarter, or in the alternative, to reduce expenses and/or reduce the level of our outstanding debt and we cannot assure that we will be successful in any or all of these regards.

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

These covenants could limit our ability to plan for or react to market conditions, to meet our capital needs, or to otherwise engage in transactions that might be considered beneficial to us. Additionally, under any change of control, as defined in our credit agreement, the lenders under our credit facilities would have the right to require us to repay all of our outstanding obligations under the facilities.

If certain events of default occur under our credit agreement, our lenders could declare all amounts outstanding to be immediately due and payable. In that event, we may be forced to seek an amendment of and/or waiver under the credit agreement, raise additional capital through securities offerings, asset sales, or other transactions, or seek to refinance or restructure our debt. In such a case, there can be no assurance that we will be able to consummate such an amendment and/or waiver, capital raising transaction, refinancing, or restructuring on reasonable terms or at all.

We consider other financing and refinancing options from time to time, however, we cannot assure you that such options will be available to us on reasonable terms or at all.  If one or more rating agencies were to downgrade our credit ratings, that could also impede our ability to refinance our existing debt or secure new debt, increase our future cost of borrowing, and create third-party concerns about our financial condition or results of operations.

Our internal controls over financial reporting may not prevent misstatements and material weaknesses or deficiencies could arise in the future which could lead to restatements or filing delays.

Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles ("GAAP").  Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement.  As previously disclosed, our management has in the past concluded that our internal control over financial reporting was not effective at prior fiscal year ends as a result of material weaknesses. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, because the degree of compliance with policies or procedures decreases over time, or because of unanticipated circumstances or other factors.  As a result, although our management has concluded that our internal controls are effective as of January 31, 2013, we cannot assure you that our internal controls will prevent or detect every misstatement, that material weaknesses or other deficiencies will not reoccur or be identified in the future, that this or future financial reports will not contain material misstatements or omissions, that future restatements will not be required, or that we will be able to timely comply with our reporting obligations in the future.

Our stock price has been volatile and your investment could lose value.

All of the risk factors discussed in this section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us or our competitors of acquisitions, major transactions, or management changes could also affect our stock price. Our stock price is subject to speculation in the press and the analyst community, including with respect to changes in recommendations or earnings estimates by financial analysts, changes in investors' or analysts' valuation measures for our stock, our credit ratings and market trends unrelated to our performance. Stock sales by our directors, officers, or other significant holders may also affect our stock price. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management's attention and resources, which could adversely affect our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following describes our material properties as of the date of this report.
We lease a total of approximately 700,000 square feet of office space covering approximately 40 offices around the world and we own an aggregate of approximately 75,000 square feet of office space at two sites in Colorado and Germany. Other than as described below, these properties are comprised of small and mid-sized facilities that are used to support our administrative, marketing, manufacturing, product development, sales, training, support, and services needs for our three operating segments.
Our corporate headquarters are located in a leased facility in Melville, New York, and consist of approximately 45,800 square feet under a lease that expires in November 2015. The Melville facility is used primarily by our executive management, corporate, and finance groups, as well as for customer support and services for our Enterprise Intelligence operations.
We lease approximately 132,700 square feet at a facility in Alpharetta, Georgia under a lease that expires in September 2026. The Alpharetta facility is used primarily by the administrative, marketing, product development, support, and sales groups for our Enterprise Intelligence operations.
We also occupy approximately 176,000 square feet at a facility in Herzliya, Israel under a lease that expires in October 2015. This Herzliya facility is used primarily for manufacturing, storage, development, sales, marketing, and support related to our Communications Intelligence operations, as well as for product development related to our Enterprise Intelligence and Video Intelligence operations.
For additional information regarding our lease obligations, see Note 17, "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this report.
We believe that our leased and owned facilities are in good operating condition and are adequate for our current requirements, although growth in our business may require us to acquire additional facilities or modify existing facilities. We believe that alternative locations are available in all areas where we currently do business.

Item 3. Legal Proceedings

On March 26, 2009, legal actions were commenced by Ms. Orit Deutsch, a former employee of our subsidiary, Verint Systems Limited ("VSL"), against VSL in the Tel Aviv Regional Labor Court (Case Number 4186/09) (the “Deutsch Labor Action”) and against CTI in the Tel Aviv Regional District Court (Case Number 1335/09) (the “Deutsch District Action”). In the Deutsch Labor Action, Ms. Deutsch filed a motion to approve a class action lawsuit on the grounds that she purports to represent a class of our employees and former employees who were granted Verint and CTI stock options and were allegedly damaged as a result of the suspension of option exercises during our previous extended filing delay period. In the Deutsch District Action, in addition to a small amount of individual damages, Ms. Deutsch is seeking to certify a class of plaintiffs who were allegedly damaged due to their inability to exercise Verint and CTI stock options as a result of alleged negligence by CTI in its financial reporting. The class certification motions do not specify an amount of damages. On February 8, 2010, the Deutsch Labor Action was dismissed for lack of material jurisdiction and was transferred to the Tel Aviv Regional District Court and consolidated with the Deutsch District Action. On March 16, 2009 and March 26, 2009, respectively, legal actions were commenced by Ms. Roni Katriel, a former employee of CTI's former subsidiary, Comverse Limited, against Comverse Limited in the Tel Aviv Regional Labor Court (Case Number 3444/09) (the “Katriel Labor Action”) and against CTI in the Tel Aviv Regional District Court (Case Number 1334/09) (the “Katriel District Action”). In the Katriel Labor Action, Ms. Katriel is seeking to certify a class of plaintiffs who were granted CTI stock options and were allegedly damaged as a result of the suspension of option exercises during CTI's previous extended filing delay period. In the Katriel District Action, in addition to a small amount of individual damages, Ms. Katriel is seeking to certify a class of plaintiffs who were allegedly damaged due to their inability to exercise CTI stock options as a result of alleged negligence by CTI in its financial reporting. The class certification motions do not specify an amount of damages. On March 2, 2010, the Labor Court ordered the transfer of the case to the District Court in Tel Aviv - Jaffa, based on an agreed motion filed by the parties requesting such transfer.
On April 4, 2012, Ms. Deutsch and Ms. Katriel filed an uncontested motion to consolidate and amend their claims and on June 7, 2012, the court allowed Ms. Deutsch and Ms. Katriel to file the consolidated class certification motion and an amended consolidated complaint against VSL, CTI, and Comverse Limited. Following CTI's announcement of its intention to effect the Comverse share distribution, on July 12, 2012, the plaintiffs filed a motion requesting that the District Court order CTI to set aside up to $150 million in assets to secure any future judgment. The District Court ruled that it would not decide this motion until the Deutsch and Katriel class certification motion was heard. On August 16, 2012, in light of the announcement of the signing of the CTI Merger Agreement, the plaintiffs filed a motion for leave to appeal this District Court ruling to the Israeli Supreme Court. We filed our response to this motion on September 6, 2012.

Prior to the consummation of the Comverse share distribution, CTI either sold or transferred substantially all of its business operations and assets (other than its equity ownership interests in us and Comverse) to Comverse or unaffiliated third parties. On October 31, 2012, CTI completed the Comverse share distribution, in which it distributed all of the outstanding shares of common stock of Comverse to CTI's shareholders. As a result of the Comverse share distribution, Comverse became an independent public company and ceased to be a wholly owned subsidiary of CTI, and CTI ceased to have any material assets other than its equity interest in us.
We and the other defendants filed our responses to the complaint on November 11, 2012 and plaintiffs filed their replies on December 20, 2012. A pre-trial hearing for the case was held on December 25, 2012, during which all parties agreed to attempt to settle the dispute through mediation.
On February 4, 2013, we completed the CTI Merger. As a result of the CTI Merger, we have assumed certain rights and liabilities of CTI, including any liability of CTI arising out of the Deutsch District Action and the Katriel District Action. However, under the terms of the Distribution Agreement between CTI and Comverse relating to the Comverse share distribution, we, as successor to CTI, are entitled to indemnification from Comverse for any losses we suffer in our capacity as successor-in-interest to CTI in connection with the Deutsch District Action and the Katriel District Action.
On February 28, 2013, a preliminary mediation meeting was held with the mediator, during which the mediator met with all parties together and with the respective parties separately. Another mediation meeting between us and the mediator is scheduled for April 4, 2013.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol "VRNT".

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the NASDAQ Global Select Market.

	Low	High
Year Ended January 31, 2012:
First quarter	$32.00	$37.92
Second quarter	$32.46	$37.99
Third quarter	$22.50	$34.33
Fourth quarter	$25.88	$29.42

Year Ended January 31, 2013:
First quarter	$26.56	$32.76
Second quarter	$27.10	$31.69
Third quarter	$25.87	$29.60
Fourth quarter	$24.60	$35.29

Holders

There were 3,793 holders of record of our common stock at March 15, 2013. Such record holders include holders who are nominees for an undetermined number of beneficial owners.

Dividends

We have not declared or paid any cash dividends on our equity securities and have no current plans to pay any dividends on our equity securities. We intend to retain our earnings to finance the development of our business, repay debt, and for other corporate purposes. In addition, the terms of our credit agreement restrict our ability to pay cash dividends on shares of our common stock. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" under Item 7 for a more detailed discussion of these limitations. As of January 31, 2013, our ability to pay dividends on our common stock was also limited by the terms of our Series A Convertible Perpetual Preferred Stock, par value $0.001 per share ("Preferred Stock"), which ranked senior to our common stock with respect to the payment of dividends and bore a preferred dividend which accrued at the rate of 3.875% per year. As a result of the consummation of the CTI Merger on February 4, 2013, all shares of our Preferred Stock were canceled and the limitations that the terms of those securities imposed on our ability to pay dividends on our common stock no longer apply. See Note 9, "Convertible Preferred Stock" to our consolidated financial statements included in Item 8 of this report, for a more detailed discussion of these past restrictions.

Any future determination as to the payment of dividends on our common stock will be made by our board of directors at its discretion, subject to the limitations contained in the credit agreement and will depend upon our earnings, financial condition, capital requirements, and other relevant factors.

Stock Performance Graph

The following table compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Index, assuming an investment of $100 on January 31, 2008 through January 31, 2013, and the reinvestment of any dividends. The comparisons in the graph below are based upon (i) closing sale prices on NASDAQ for our common stock from July 6, 2010 through January 31, 2013 and (ii) the closing bid quotations on the over-the-counter securities market (as reported by the Pink Sheets) for all other periods. This data is not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/08
1/09
1/10
1/11
1/12
1/13
Verint Systems, Inc.
NASDAQ Composite
NASDAQ Computer & Data Processing

*$100 invested on 1/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending January 31.

January 31,	2008	2009	2010	2011	2012	2013

Verint Systems Inc.	$100.00	$35.14	$98.92	$186.27	$152.86	$182.70
NASDAQ Composite Index	$100.00	$60.26	$84.82	$110.53	$114.46	$128.46
NASDAQ Computer & Data Processing Index	$100.00	$61.82	$93.97	$111.70	$113.72	$128.36

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following selected consolidated financial data has been derived from our audited consolidated financial statements. The data below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 and our consolidated financial statements and notes thereto included in Item 8 of this report.

Our historical results should not be viewed as indicative of results expected for any future period.

Five-Year Selected Financial Highlights:

Consolidated Statements of Operations Data
	Year Ended January 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009
Revenue	$839,542	$782,648	$726,799	$703,633	$669,544
Operating income (loss)	$99,553	$86,478	$73,105	$65,679	$(15,026)
Net income (loss)	$58,804	$40,625	$28,585	$17,100	$(78,577)
Net income (loss) attributable to Verint Systems Inc.	$54,002	$36,993	$25,581	$15,617	$(80,388)
Net income (loss) attributable to Verint Systems Inc. common shares	$38,530	$22,203	$11,403	$2,026	$(93,452)

Net income (loss) per share attributable to Verint Systems Inc.:
Basic	$0.97	$0.58	$0.33	$0.06	$(2.88)
Diluted	$0.96	$0.56	$0.31	$0.06	$(2.88)
Weighted-average shares:
Basic	39,748	38,419	34,544	33,478	32,394
Diluted	40,312	39,499	37,179	32,127	32,394

We have never declared a cash dividend to common stockholders.

Consolidated Balance Sheet Data
	January 31,
(in thousands)	2013	2012	2011	2010	2009
Total assets	$1,564,269	$1,502,868	$1,376,127	$1,396,337	$1,337,393
Long-term debt, including current maturities	576,689	597,379	583,234	620,912	625,000
Preferred stock	285,542	285,542	285,542	285,542	285,542
Total stockholders' equity (deficit)	229,676	144,295	77,687	(14,567)	(76,070)

During the five-year period ended January 31, 2013, we acquired a number of businesses, the more significant of which were the acquisitions of Vovici Corporation ("Vovici") in August 2011, and Global Management Technologies ("GMT") in October 2011. The operating results of acquired businesses have been included in our consolidated financial statements since their respective acquisition dates and have contributed to our revenue growth.

Operating results for the year ended January 31, 2013 include:

•	professional fees and related expenses of $16.1 million associated with the CTI Merger.

Operating results for the year ended January 31, 2012 include:

•	a loss on extinguishment of debt of $8.1 million associated with the termination of a credit agreement.

Operating results for the year ended January 31, 2011 include:

•	realized losses on our interest rate swap of $3.1 million; and

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

Operating results for the year ended January 31, 2009 include:

•	integration costs of $3.2 million incurred to support and facilitate the combination of Verint and Witness Systems Inc. ("Witness"), acquired by us in May 2007, into a single organization;

•	net proceeds after legal fees of approximately $4.3 million associated with the settlement of pre-existing litigation between Witness and a competitor;

•	realized and unrealized losses on our interest rate swap of $11.5 million;

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

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with "Business" under Item 1, "Selected Financial Data" under Item 6, and our consolidated financial statements and the related notes thereto included in Item 8 of this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described in "Risk Factors" under Item 1A.

Business Overview

Verint is a global leader in Actionable Intelligence solutions and value-added services. Our solutions enable organizations of all sizes to make more timely and effective decisions to improve enterprise performance and make the world a safer place.

More than 10,000 organizations in over 150 countries—including over 80 percent of the Fortune 100—use Verint solutions. Our portfolio of Enterprise Intelligence Solutions and Security Intelligence Solutions helps organizations Make Big Data Actionable™ through the ability to capture, analyze, and act on large volumes of rich, complex, and often underused information sources—such as voice, video, and unstructured text. In the enterprise intelligence market, our customer-centric workforce optimization and voice of the customer solutions help organizations improve the customer service experience, increase customer loyalty, enhance products and services, reduce operating costs, and drive revenue. In the security intelligence market, our communications and cyber intelligence, video and situation intelligence, and public safety solutions help government and commercial organizations in their efforts to protect people and property, and neutralize terrorism and crime.

Verint was founded in 1994 and is headquartered in Melville, New York.

Our Business

We serve two markets through three operating segments. Our Enterprise Intelligence segment serves the enterprise intelligence market, while our Video Intelligence segment and Communications Intelligence segment serve the security intelligence market.

In our Enterprise Intelligence segment, we are a leading provider of enterprise intelligence software and services. Our solutions enable organizations to extract, analyze and take action based on valuable information from customer interactions and related operational data in order to make more effective, proactive decisions for optimizing the performance of their customer service operations, improving the customer experience, facilitating compliance, and enhancing products and services. For the years ended January 31, 2013, 2012, and 2011, this segment represented approximately 59%, 56%, and 57% of our total revenue, respectively.

In our Video Intelligence segment, we are a leading provider of video intelligence solutions and a provider of situation intelligence solutions designed to optimize security and enhance operations. Our Video Intelligence solutions portfolio includes IP video management software and services; edge devices for capturing, digitizing, and transmitting video over networks; video analytics; networked video recorders; and PSIM. For the years ended January 31, 2013, 2012, and 2011, this segment represented approximately 14%, 18%, and 18% of our total revenue, respectively.

In our Communications Intelligence segment, we are a leading provider of communications intelligence solutions and a developer of cyber security solutions that help law enforcement, national security, intelligence, and civilian government agencies effectively detect, investigate, and neutralize criminal and terrorist threats, and detect and thwart cyber-attacks. Our solutions are designed to handle massive amounts of unstructured and structured information from different sources, quickly make sense of complex scenarios, and generate evidence and intelligence. For the years ended January 31, 2013, 2012, and 2011, this segment represented approximately 27%, 26%, and 25% of our total revenue, respectively.

Generally, we make business decisions by evaluating the risks and rewards of the opportunities available to us in the markets served by each of our segments. We view each operating segment differently and allocate capital, personnel, resources, and management attention accordingly. In reviewing each operating segment, we also review the performance of that segment by geography. Our marketing and sales strategies, expansion opportunities, and product offerings may differ materially within a particular segment geographically, as may our allocation of resources between segments. When making decisions regarding investment in our business, increasing capital expenditures, or making other decisions that may reduce our profitability, we also consider the leverage ratio in our revolving credit facility. See "— Liquidity and Capital Resources" for more information.

Key Trends and Developments in Our Business

We believe that there are many factors that affect our ability to sustain and increase both revenue and profitability, including:

•
Market acceptance of Actionable Intelligence for unstructured data, particularly analytics. We are in an early stage market where the value of certain aspects of our products and solutions is still in the process of market acceptance. We believe that our future growth depends in part on the continued and increasing acceptance and realization of the value of our data analytics across our product offerings.

•
Technological change. Our success depends in part on our ability to keep pace with technological changes and evolving industry standards in our product offerings and to successfully develop, launch, and drive demand for new and enhanced, innovative, high-quality solutions that meet or exceed customer needs.

•	Information technology spending. Our growth and results depend in part on general economic conditions and the pace of information technology spending by both commercial and governmental customers.

See also "Risk Factors" under Item 1A for a more complete description of these and other risks that may impact future revenue and profitability.

Recent Developments

On August 12, 2012, we entered into the CTI Merger Agreement providing for the CTI Merger, upon the terms and subject to the conditions set forth in the CTI Merger Agreement.  Following the satisfaction of the various conditions precedent to closing the CTI Merger, including the requisite approval of the CTI Merger Agreement and the transactions contemplated by that agreement by our stockholders and the shareholders of CTI, the CTI Merger was completed on February 4, 2013. The CTI Merger eliminated CTI's majority ownership and control of us. Further details regarding the CTI Merger appear in Note 4, "Merger Agreement with CTI" to our consolidated financial statements included in Item 8 of this report.

On March 6, 2013, we entered into an amendment and restatement agreement with the lenders under the 2011 Credit Agreement providing for the 2013 Amended Credit Agreement, which amended and restated the 2011 Credit Agreement. The 2013 Amended Credit Agreement provides for $850.0 million of senior secured credit facilities, comprised of a $650.0 million term loan maturing in September 2019 and a $200.0 million revolving credit facility maturing in March 2018, subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the 2013 Amended Credit Agreement.

The majority of the proceeds of the term loan under the 2013 Amended Credit Agreement were used to repay all $576.0 million of outstanding term loan borrowings under the 2011 Credit Agreement at the closing date of the 2013 Amended Credit Agreement.  There were no outstanding borrowings under the 2011 Credit Agreement's revolving credit facility at the closing date. Further details regarding the 2013 Amended Credit Agreement appear in Note 19, "Subsequent Events" to our consolidated financial statements included in Item 8 of this report.

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

Revenue Recognition

Our revenue recognition policy is a critical component of determining our operating results and is based on a complex set of accounting rules that require us to make significant judgments and estimates. We derive and report our revenue in two categories: (a) product revenue, including sale of hardware products (which include software that works together with the hardware to deliver the product's essential functionality) and licensing of software products, and (b) service and support revenue, including revenue from installation services, post-contract customer support ("PCS"), project management, hosting services, SaaS, product warranties, consulting and training services. Our customer arrangements may include any combination of these elements. We follow the appropriate revenue recognition rules for each type of revenue. For additional information, see Note 1, "Summary of Significant Accounting Policies" to our consolidated financial statements included in Item 8 of this report. Revenue recognition for a particular arrangement is dependent upon such factors as the level of customization within the solution and the contractual delivery, acceptance, payment, and support terms with the customer. Significant judgment is required to conclude on each of these factors, and if we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

We generally consider a purchase order or executed sales quote, when combined with a master license agreement, to constitute evidence of an arrangement. Delivery occurs when the product is shipped or transmitted and title and risk of loss have transferred to the customers. Our typical customer arrangements do not include substantive product acceptance provisions; however, if such provisions are provided, delivery is deemed to occur upon acceptance. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within our standard payment terms. If the fee due from a customer is not fixed or determinable due to extended payment terms, revenue is recognized when payment becomes due or upon cash receipt, whichever is earlier.

In October 2009, the Financial Accounting Standards Board ("FASB") issued amended revenue recognition accounting standards that removed tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry-specific software revenue recognition guidance. Also in October 2009, the FASB amended the requirements for establishing separate units of accounting in a multiple-deliverable arrangement to require the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The selling price used for each deliverable will be based on vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. We elected to prospectively adopt the provisions of this new guidance as of February 1, 2011 for new and materially modified transactions entered into on or after that date.

Our multiple-element arrangements consist of a combination of our product and service offerings that may be delivered at various points in time. For arrangements within the scope of the multiple-deliverable guidance, a deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. For multiple-element arrangements comprised only of hardware products and related services, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its

VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. The total transaction revenue is allocated to the multiple elements based on each element's relative selling price compared to the total selling price.

The manner in which we account for multiple-element arrangements that contain only software and software-related elements was not affected by the amended multiple-deliverable guidance. We allocate a portion of the total purchase price to the undelivered elements, primarily installation services, PCS, consulting, and training, using VSOE of fair value of the undelivered elements. The remaining portion of the total transaction value is allocated to the delivered software, referred to as the residual method. If we are unable to establish VSOE for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered. However, if the only undelivered element is PCS, we recognize the arrangement fee ratably over the PCS period.

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

If we are unable to determine the selling price because VSOE or TPE does not exist, we determine ESP for the purposes of allocating the arrangement by considering several external and internal factors including, but not limited to, pricing practices, similar product offerings, margin objectives, geographies in which we offer our products and services, internal costs, competition, and product lifecycle. The determination of ESP is made through consultation with and approval by our management, taking into consideration our go-to-market strategies. We have established processes to update ESP for each element, when appropriate, to ensure that it reflects recent pricing experience.

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

Some of our arrangements require significant customization of the product to meet the particular requirements of the customer. For these arrangements, revenue is recognized under contract accounting methods, typically using the percentage of completion ("POC") method. Under the POC method, revenue recognition is generally based upon the ratio of hours incurred to date to the total estimated hours required to complete the contract. Profit estimates on long-term contracts are revised periodically based on changes in circumstances, and any losses on contracts are recognized in the period that such losses become evident. Generally, the terms of long-term contracts provide for progress billings based on completion of milestones or other defined phases of work. Significant judgment is often required when estimating total hours and progress to completion on these arrangements, as well as whether a loss is expected to be incurred on the contract due to several factors including the degree of customization required and the customer's existing environment. We use historical experience, project plans, and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties in these arrangements include implementation delays or performance issues that may or may not be within our control.

Our SaaS offerings generally provide customers access to certain of our software within a cloud-based information technology environment that we manage and offer to customers on a subscription basis. We recognize revenue for subscription and related support services over the contract period originating when the subscription service is made available to the customer and the contractual hosting period has commenced.

We extend customary trade payment terms to our customers in the normal course of conducting business. To assess the probability of collection for purposes of revenue recognition, we have established credit policies that establish prudent credit limits for our customers. These credit limits are based upon our risk assessment of the customer's ability to pay, their payment history, geographic risk, and other factors, and are not contingent upon the resale of the product or upon the collection of payments from their customers. These credit limits are reviewed and revised periodically on the basis of updated customer financial statement information, payment performance, and other factors. When a customer is not deemed creditworthy, revenue is recognized when payment is received.

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

Product revenue derived from shipments to resellers and OEMs who purchase our products for resale are generally recognized when such products are shipped (on a "sell-in" basis) since we do not expect our resellers or OEMs to carry inventory of our products. This policy is predicated on our ability to estimate sales returns as well as other criteria regarding these customers. We are also required to evaluate whether our resellers and OEMs have the ability to honor their commitment to make fixed or determinable payments regardless of whether they collect payment from their customers. In this regard, we assess whether our resellers and OEMs are new, poorly capitalized, or experiencing financial difficulty, and whether they have a pattern of not paying as amounts become due on previous arrangements or seeking payment terms longer than those provided to end customers. If we were to change any of these assumptions or judgments, it could cause a material change to the revenue reported in a particular period. We have historically experienced insignificant product returns from resellers and OEMs, and our payment terms for these customers are similar to those granted to our end-users. Our policy also presumes that we have no significant performance obligations in connection with the sale of our products by our resellers and OEMs to their customers. If a reseller or OEM develops a pattern of payment delinquency, or seeks payment terms longer than generally granted to our resellers or OEMs, we defer the recognition of revenue from transactions with that reseller or OEM until the receipt of cash.

Multiple contracts with a single counterparty executed within close proximity of each other are evaluated to determine if the contracts should be combined and accounted for as a single arrangement. We record reimbursements from customers for out-of-pocket expenses as revenue. Shipping and handling fees and expenses that are billed to customers are recognized in revenue and the costs associated with such fees and expenses are recorded in cost of revenue. Historically, these fees and expenses have not been material. Taxes collected from customers and remitted to government authorities are excluded from revenue.
For multiple-element arrangements that contain software and software related elements for which we are unable to establish VSOE of one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement's revenue into product revenue and service revenue for financial reporting purposes. Installation services associated with our Communications Intelligence arrangements are included within product revenue as such amounts are not considered material.

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

Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from software license sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies;

•	expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio;

•	cost of capital and discount rates; and

•	estimating the useful lives of acquired assets as well as the pattern or manner in which the assets will amortize.

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

For reporting units where we perform the two-step process, we utilize some or all of three primary approaches to assess fair value: (a) an income-based approach, using projected discounted cash flows, (b) a market-based approach, using multiples of comparable companies, and (c) a transaction-based approach, using multiples for recent acquisitions of similar businesses made in the marketplace.

Our estimate of fair value of each reporting unit is based on a number of subjective factors, including: (a) appropriate consideration of valuation approaches (income approach, comparable public company approach, and comparable transaction approach), (b) estimates of future growth rates, (c) estimates of our future cost structure, (d) discount rates for our estimated cash flows, (e) selection of peer group companies for the comparable public company and the comparable transaction approaches, (f) required levels of working capital, (g) assumed terminal value, and (h) time horizon of cash flow forecasts.

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

We did not record any impairments of goodwill for the years ended January 31, 2013, 2012 or 2011, as the fair values of all of our reporting units significantly exceeded their carrying values.

Since the estimated fair values of our reporting units significantly exceeded their carrying values as of November 1, 2012, and no indicators of potential impairment were identified between November 1, 2012 and January 31, 2013, we currently do not believe that our reporting units are at risk of impairment.

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

We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more likely than not sustainable, based solely on their technical merits, upon examination, and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position as the largest amount that we believe is more likely than not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements represent our unrecognized income tax benefits, which we either record as a liability or as a reduction of deferred tax assets. Our policy is to include interest (expense and/or income) and penalties related to unrecognized income tax benefits as a component of income tax expense.

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

Cost of Revenue

We have made an accounting policy election whereby certain costs of product revenue, including hardware and third-party software license fees, are capitalized and amortized over the same period that product revenue is recognized, while installation and other service costs are generally expensed as incurred, except for certain contracts recognized according to contract accounting.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the years ended January 31, 2013, 2012, and 2011:

	Year Ended January 31,
(in thousands, except per share data)	2013	2012	2011
Revenue	$839,542	$782,648	$726,799
Operating income	$99,553	$86,478	$73,105
Net income attributable to Verint Systems Inc. common shares	$38,530	$22,203	$11,403
Net income per share attributable to Verint Systems Inc.:
Basic	$0.97	$0.58	$0.33
Diluted	$0.96	$0.56	$0.31

Year Ended January 31, 2013 compared to Year Ended January 31, 2012. Our revenue increased approximately $56.9 million, or 7%, to $839.5 million in the year ended January 31, 2013 from $782.6 million in the year ended January 31, 2012.  In our Enterprise Intelligence segment, revenue increased approximately $52.5 million, or 12%, to $490.5 million in the year ended January 31, 2013 from $438.0 million in the year ended January 31, 2012.  The increase consisted of a $40.2 million increase in service and support revenue, and a $12.3 million increase in product revenue.  In our Communications Intelligence segment, revenue increased approximately $23.0 million, or 11%, from $206.6 million in the year ended January 31, 2012 to $229.6 million in the year ended January 31, 2013.  The increase consisted of a $16.3 million increase in service and support revenue and a $6.7 million increase in product revenue. In our Video Intelligence segment, revenue decreased approximately $18.5 million, or 13%, from $138.0 million in the year ended January 31, 2012 to $119.5 million in the year ended January 31, 2013, primarily due to a decrease in product revenue.  For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, EMEA, and APAC represented approximately 55%, 24%, and 21% of our total revenue, respectively, in the year ended January 31, 2013, compared to approximately 53%, 27%, and 20%, respectively, in the year ended January 31, 2012. Further details of changes in revenue are provided below.

Operating income was $99.6 million in the year ended January 31, 2013 compared to $86.5 million in the year ended January 31, 2012.  This increase in operating income was primarily due to a $43.2 million increase in gross profit from $514.3 million to $557.5 million, partially offset by an $30.2 million increase in operating expenses, from $427.8 million to $458.0 million.  The increase in gross profit was primarily due to increased gross profit in our Enterprise Intelligence segment.  The increase in operating expenses consisted of a $23.7 million increase in selling, general and administrative expense, a $4.9 million increase in net research and development expenses, and a $1.5 million increase in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $38.5 million, and diluted net income per common share was $0.96, in the year ended January 31, 2013 compared to net income attributable to Verint Systems Inc. common shares of $22.2 million, and diluted net income per common share of $0.56, in the year ended January 31, 2012.  The increase in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the year ended January 31, 2013 was primarily due to our increased operating income, as described above, and a decrease in total other expense, net, due primarily to the termination of our May 2007 credit agreement (the "2007 Credit Agreement") during the year ended January 31, 2012 and repayment of the term loan under that agreement, which resulted in an $8.1 million loss during the year ended January 31, 2012.  There were no such losses recognized during the year ended January 31, 2013.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates as noted above.  When comparing average exchange rates for the year ended January 31, 2013 to average exchange rates for the year ended January 31, 2012, the U.S. dollar strengthened relative to the British pound sterling, euro, Israeli shekel, and Brazilian real, resulting in decreases in our revenue, cost of revenue and operating expenses on a U.S. dollar-denominated basis.  For the year ended January 31, 2013, had foreign exchange rates remained unchanged from rates in effect for the year ended January 31, 2012, our revenue would have been approximately $11.7 million higher and our cost of revenue and operating expenses would have been approximately $17.1 million higher, which would have resulted in a $5.4 million decrease in operating income.

We employed approximately 3,200 employees, including part-time employees and certain contractors, in each of the years ended January 31, 2013 and 2012.

Year Ended January 31, 2012 compared to Year Ended January 31, 2011. Our revenue increased approximately $55.8 million, or 8%, to $782.6 million in the year ended January 31, 2012 from $726.8 million in the year ended January 31, 2011.  In our Enterprise Intelligence segment, revenue increased $27.5 million, or 7%. The increase was primarily due to a $30.1 million increase in service revenue, partially offset by a $2.6 million decrease in product revenue. In our Communications Intelligence segment, revenue increased $24.4 million, or 13%. The increase was due to a $15.0 million increase in service revenue and a $9.4 million increase in product revenue.  In our Video Intelligence segment, revenue increased $4.0 million, or 3%, primarily due to an increase in product revenue.  For more details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, EMEA, and APAC represented approximately 53%, 27%, and 20% of our total revenue, respectively, in the year ended January 31, 2012 compared to approximately 53%, 26%, and 21%, respectively, in the year ended January 31, 2011.

Operating income was $86.5 million in the year ended January 31, 2012 compared to operating income of $73.1 million in the year ended January 31, 2011.  The increase in operating income was primarily due to an increase in gross profit of $25.8 million to $514.3 million, from $488.5 million, partially offset by an increase in operating expenses of $12.4 million to $427.8 million, from $415.4 million.  The increase in gross profit was primarily due to increases in our Enterprise Intelligence and Communication Intelligence segments as a result of increases in our customer install base and the related support revenue generated from this customer base during the year ended January 31, 2012, which carry higher margins than our implementation services.  The increase in operating expenses was primarily due to a $14.5 million increase in research and development costs, net, partially offset by a $3.5 million decrease in selling, general and administrative expenses.

Net income attributable to Verint Systems Inc. common shares was $22.2 million and diluted net income per common share was $0.56 in the year ended January 31, 2012 compared to net income attributable to Verint Systems Inc. common shares of $11.4 million and diluted net income per common share of $0.31 in the year ended January 31, 2011.  The increase in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the year ended January 31, 2012 was due to our increased operating income, as described above, partially offset by $5.7 million of higher other expense, net, which was primarily driven by an $8.1 million loss on extinguishment of debt recorded in connection with the termination of the 2007 Credit Agreement during the year ended January 31, 2012 and a $2.5 million increase in interest expense due to a higher interest rate on our borrowings associated with a July 2010 amendment to the 2007 Credit Agreement as compared to the 2011 Credit Agreement, which became effective April 2011, offset by a $4.7 million decrease in other expense, net, due primarily to a $5.0 million decrease in losses on derivative financial instruments.  Also contributing to the increase in net income attributable to Verint Systems Inc. common shares is a $4.4 million decrease in the provision for income taxes. For additional information on other expenses, net, and the provision for income taxes, see "— Other Income (Expense), Net," and "— Provision for Income Taxes" below.

When comparing average exchange rates for the year ended January 31, 2012 to average exchange rates for the year ended January 31, 2011, the U.S. dollar weakened relative to the British pound sterling, euro, Israeli shekel, Canadian dollar, Australian dollar, Singapore dollar, and Brazilian real, which are the major foreign currencies in which we transacted business, resulting in increases in our revenue, cost of revenue, and operating expenses on a dollar-denominated basis.  For the year ended January 31, 2012, had foreign exchange rates remained unchanged from rates in effect for the year ended January 31, 2011, our revenue would have been approximately $12.9 million lower and our cost of revenue and operating expenses would also have been approximately $12.9 million lower, which would have resulted in a minimal impact on operating income.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the years ended January 31, 2013, 2012, and 2011:

	Year Ended January 31,			% Change
(in thousands)	2013	2012	2011	2013 - 2012	2012 - 2011
Enterprise Intelligence	$490,478	$438,018	$410,529	12%	7%
Communications Intelligence	229,607	206,614	182,258	11%	13%
Video Intelligence	119,457	138,016	134,012	(13)%	3%
Total revenue	$839,542	$782,648	$726,799	7%	8%

Enterprise Intelligence Segment

Year Ended January 31, 2013 compared to Year Ended January 31, 2012. Enterprise Intelligence revenue increased approximately $52.5 million, or 12%, from $438.0 million in the year ended January 31, 2012 to $490.5 million in the year ended January 31, 2013.  The increase consisted of a $40.2 million increase in service and support revenue and a $12.3 million increase in product revenue.  The increase in service and support revenue was primarily due to an increase in our customer install base and the related support revenue generated from this customer base during the year ended January 31, 2013 and an increase in service and support revenue from business acquisitions in our Enterprise Intelligence segment that were consummated during the year ended January 31, 2012.  The increase in product revenue was primarily due to an increase in product sales to new and existing customers during the year ended January 31, 2013. The continued growth of service revenue is attributable to various factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in our standard arrangements, and our growing install base. The aggregate value of executed license arrangements, which comprises the majority of our product revenue, can fluctuate from quarter to quarter.

Year Ended January 31, 2012 compared to Year Ended January 31, 2011.  Enterprise Intelligence revenue increased approximately $27.5 million, or 7%, to $438.0 million in the year ended January 31, 2012 from $410.5 million in the year ended January 31, 2011.  The increase was primarily due to a $30.1 million increase in service revenue due primarily to an increase in our customer install base and the related support revenue generated from this customer base during the year ended January 31, 2012 and, to a lesser extent, acquisitions in our Enterprise Intelligence segment (primarily Vovici) during the year ended January 31, 2012. The increase in service revenue was partially offset by a $2.6 million decrease in product revenue, which primarily relates to a large transaction whereby product delivery occurred in the year ended January 31, 2012 but a significant portion of the product revenue was not able to be recognized in the year ended January 31, 2012 due to certain contractual terms which caused the remaining product revenue to be recognized in future periods. There were no comparable transactions in the prior year.

Communications Intelligence Segment

Year Ended January 31, 2013 compared to Year Ended January 31, 2012. Communications Intelligence revenue increased approximately $23.0 million, or 11%, from $206.6 million in the year ended January 31, 2012 to $229.6 million in the year ended January 31, 2013.  The increase consisted of an $16.3 million increase in service and support revenue and a $6.7 million increase in product revenue.  The increase in service and support revenue was primarily attributable to the progress realized during the current year on projects recognized using the POC method, some of which commenced in the previous fiscal year, and an increase in the customer install base. The increase in product revenue was mainly due to an increase in product deliveries to customers, new communications intelligence product offerings, the inclusion of a full year's product revenue from a business acquisition in our Communications Intelligence segment that was consummated during the year ended January 31, 2012, and to a lesser extent, on progress on projects being accounted for under the POC method, some of which commenced in the previous fiscal year.

Year Ended January 31, 2012 compared to Year Ended January 31, 2011.  Communications Intelligence revenue increased approximately $24.4 million, or 13%, to $206.6 million in the year ended January 31, 2012 from $182.3 million in the year ended January 31, 2011.  This increase was primarily due to a $15.0 million increase in service revenue. Approximately $6.7 million of the increase was attributable to an increase in our customer install base and the related support revenue generated from this customer install base. The remaining increase was primarily attributable to the progress realized during the current-year period on certain large projects, some of which commenced in the previous fiscal year, which resulted in an increase in service revenue during the year ended January 31, 2012 compared to the year ended January 31, 2011.  Product revenue increased $9.4 million, or 8%, primarily due to new communications intelligence product offerings.

Video Intelligence Segment

Year Ended January 31, 2013 compared to Year Ended January 31, 2012. Video Intelligence revenue decreased approximately $18.5 million, or 13%, from $138.0 million in the year ended January 31, 2012 to $119.5 million in the year ended January 31, 2013.  The decrease was primarily attributable to a $19.6 million decrease in product revenue, resulting largely from a decrease in sales of certain hardware products to a single large customer during the year ended January 31, 2013 as compared to the year ended January 31, 2012, as well as a reduction in product deliveries associated with a few other customers from period to period. These decreases were partially offset by an increase in product deliveries to other customers in the year ended January 31, 2013 as compared to the year ended January 31, 2012.

Year Ended January 31, 2012 compared to Year Ended January 31, 2011. Video Intelligence revenue increased approximately $4.0 million, or 3%, to $138.0 million in the year ended January 31, 2012 from $134.0 million in the year ended January 31,

2011.  The increase was primarily due to an $8.5 million increase in product revenue attributable to an increase in product deliveries to customers and recognition of revenue associated with the completion of a project for a large customer during the year ended January 31, 2012, partially offset by a reduction in product revenue recognized from prior years’ multiple-element arrangements. These arrangements are being recognized ratably and allocated between product and service revenue over several quarters or years primarily due to the prior business practice of providing implied PCS to Video Intelligence customers for which VSOE did not exist.  The increase in product revenue was partially offset by a $4.5 million decrease in service revenue due to a reduction in service revenue recognized from prior years’ multiple-element arrangements where the entire arrangement was being recognized ratably over several quarters or years primarily due to the prior business practice of providing implied PCS to Video Intelligence customers for which VSOE did not exist.

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

Revenue by Product Revenue and Service and Support Revenue

We derive and report our revenue in two categories: (a) product revenue, including licensing of software products and sale of hardware products (which include software that works together with the hardware to deliver the product's essential functionality), and (b) service and support revenue, including revenue from installation services, post-contract customer support, project management, hosting services, SaaS, product warranties, and training services.  For multiple-element arrangements for which we are unable to establish VSOE, of one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement's revenue into product revenue and service and support revenue.

The following table sets forth product revenue and service and support revenue for the years ended January 31, 2013, 2012, and 2011:

	Year Ended January 31,			% Change
(in thousands)	2013	2012	2011	2013 - 2012	2012 - 2011
Product revenue	$389,787	$390,392	$375,164	—%	4%
Service and support revenue	449,755	392,256	351,635	15%	12%
Total revenue	$839,542	$782,648	$726,799	7%	8%

Product Revenue

Year Ended January 31, 2013 compared to Year Ended January 31, 2012. Product revenue decreased approximately $0.6 million from $390.4 million for the year ended January 31, 2012 to $389.8 million for the year ended January 31, 2013, resulting from a decrease in our Video Intelligence segment of $19.6 million, partially offset by a $12.3 million increase in our Enterprise Intelligence segment and a $6.7 million increase in our Communications Intelligence segment.

Year Ended January 31, 2012 compared to Year Ended January 31, 2011.  Product revenue increased approximately $15.2 million, or 4%, to $390.4 million in the year ended January 31, 2012 from $375.2 million in the year ended January 31, 2011 due to increases in product revenue in our Video Intelligence and Communication Intelligence segments of $8.5 million and $9.4 million, respectively, offset by a decrease in product revenue in our Enterprise Intelligence segment of $2.6 million.

For additional information see "— Revenue by Operating Segment".

Service and Support Revenue

Year Ended January 31, 2013 compared to Year Ended January 31, 2012. Service and support revenue increased approximately $57.5 million, or 15%, from $392.3 million for the year ended January 31, 2012 to $449.8 million for the year ended January 31, 2013.  This increase was primarily attributable to increases of $40.2 million and $16.3 million in our Enterprise Intelligence and Communications Intelligence segments, respectively.

Year Ended January 31, 2012 compared to Year Ended January 31, 2011.  Service and support revenue increased approximately $40.6 million, or 12%, to $392.3 million for the year ended January 31, 2012 from $351.6 million for the year ended January 31, 2011.  The increase was primarily attributable to increases of $30.1 million and $15.0 million in our Enterprise Intelligence and Communications Intelligence segments, respectively, partially offset by a $4.5 million decrease in our Video Intelligence segment.

For additional information see "— Revenue by Operating Segment".

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology and backlog for the years ended January 31, 2013, 2012, and 2011:

	Year Ended January 31,			% Change
(in thousands)	2013	2012	2011	2013 - 2012	2012 - 2011
Cost of product revenue	$121,748	$126,050	$111,989	(3)%	13%
Cost of service and support revenue	145,444	129,911	117,261	12%	11%
Amortization of acquired technology and backlog	14,812	12,400	9,094	19%	36%
Total cost of revenue	$282,004	$268,361	$238,344	5%	13%

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

Year Ended January 31, 2013 compared to Year Ended January 31, 2012. Cost of product revenue decreased approximately 3% from $126.1 million in the year ended January 31, 2012 to $121.7 million in the year ended January 31, 2013.  Our overall product gross margins increased to 69% in the year ended January 31, 2013 from 68% in the year ended January 31, 2012. Product gross margins in our Enterprise Intelligence segment increased from 89% in the year ended January 31, 2012 to 91% in the year ended January 31, 2013 primarily as a result of a continued decrease in hardware sales as part of our product offering. Product gross margins in our Communications Intelligence segment decreased to 57% for the year ended January 31, 2013 from 59% in the year ended January 31, 2012 as a result of a change in product mix.  Product gross margins in our Video Intelligence segment increased to 57% in the year ended January 31, 2013 compared to 56% in the year ended January 31, 2012 due to a change in product mix.

Year Ended January 31, 2012 compared to Year Ended January 31, 2011.  Cost of product revenue increased approximately 13% to $126.1 million in the year ended January 31, 2012 from $112.0 million in the year ended January 31, 2011.  Our overall product gross margins decreased to 68% in the year ended January 31, 2012 from 70% in the year ended January 31, 2011. Product gross margins in our Enterprise Intelligence segment increased to 89% in the year ended January 31, 2012 from 87% in the year ended January 31, 2011 as a result of growth in sales of software licenses, as we continue to transition to a more software-based solution within the Enterprise Intelligence segment.  Product gross margins in our Communications Intelligence segment decreased to 59% for the year ended January 31, 2012 from 68% in the year ended January 31, 2011 as a result of higher profit margins on projects recognized in the year ended January 31, 2011 as compared to the year ended January 31, 2012 due to an increase in projects requiring customized implementation services, which carry lower gross margins than our standard implementation services.  Product gross margins in our Video Intelligence segment decreased to 56% in the year ended January 31, 2012 from 58% in the year ended January 31, 2011 primarily due to a change in product mix.

Cost of Service and Support Revenue

Cost of service and support revenue primarily consists of employee compensation and related expenses, contractor costs, and travel expenses relating to installation, training, consulting, and maintenance services. Cost of service and support revenue also includes stock-based compensation expenses, facility costs, and other overhead expenses. In accordance with GAAP and our accounting policy, the cost of revenue associated with the services is generally expensed as incurred in the period in which the services are performed, with the exception of certain transactions accounted for under the POC method.

Year Ended January 31, 2013 compared to Year Ended January 31, 2012. Cost of service and support revenue increased approximately 12% from $129.9 million in the year ended January 31, 2012 to $145.4 million in the year ended January 31, 2013.  Employee compensation and related expenses increased $7.4 million, primarily driven by a $6.6 million increase in our Enterprise Intelligence segment, reflecting an increase in employee headcount required to deliver the increased implementation services.  Contractor costs increased $6.7 million, of which $3.4 million was due to increased use of contractors in our Enterprise Intelligence segment to deliver services during the year ended January 31, 2013 compared to the year ended January 31, 2012. The remaining $3.2 million increase in contractor costs was due to increased use of contractors resulting from product mix and geographical locations of implementation services in our Communications Intelligence segment. Our overall service and support gross margins increased to 68% in the year ended January 31, 2013 compared to 67% in the year ended January 31, 2012.

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

Year Ended January 31, 2013 compared to Year Ended January 31, 2012. Amortization of acquired technology and backlog increased approximately 19% from $12.4 million in the year ended January 31, 2012 to $14.8 million in the year ended January 31, 2013, primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the year ended January 31, 2012.

Year Ended January 31, 2012 compared to Year Ended January 31, 2011.  Amortization of acquired technology and backlog increased approximately 36% to $12.4 million in the year ended January 31, 2012 from $9.1 million in the year ended January 31, 2011 primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the year ended January 31, 2012.

Further discussion regarding our business combinations appears in Note 5, "Business Combinations" to our consolidated financial statements included in Item 8 of this report.

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

The following table sets forth research and development, net for the years ended January 31, 2013, 2012, and 2011:

	Year Ended January 31,			% Change
(in thousands)	2013	2012	2011	2013 - 2012	2012 - 2011
Research and development, net	$115,906	$111,001	$96,525	4%	15%

Year Ended January 31, 2013 compared to Year Ended January 31, 2012. Research and development, net increased approximately $4.9 million, or 4%, from $111.0 million in the year ended January 31, 2012 to $115.9 million in the year ended

January 31, 2013.  The increase was primarily attributable to a $5.2 million increase in employee compensation and related expenses, which resulted from an increase in employee headcount in our Enterprise Intelligence and Communication Intelligence segments and merit increases to employee salaries, and a $0.7 million increase in contractor expense primarily due to increased use of contractors in our Enterprise Intelligence and Video Intelligence segments during the year ended January 31, 2013 compared to the year ended January 31, 2012.  These increases were partially offset by a $0.6 million increase in research and development reimbursements from government programs that were received during the year ended January 31, 2013, and a $0.4 million decrease in stock-based compensation primarily due to the impact of a shift in the mix of outstanding restricted stock units from awards with two-year vesting periods to awards with three-year vesting periods and a decrease in outstanding phantom stock awards, in each case associated with our research and development employees.

Year Ended January 31, 2012 compared to Year Ended January 31, 2011.  Research and development, net increased approximately $14.5 million, or 15%, to $111.0 million in the year ended January 31, 2012 from $96.5 million in the year ended January 31, 2011.  Employee compensation and related expenses increased $16.0 million, which was attributable to an increase in employee headcount as well as an increase due to the impact of the weakening U.S. dollar against the Israeli shekel and Canadian dollar on research and development wages in our Israeli and Canadian research and development facilities.  Also contributing to the increase in research and development costs was a $2.0 million increase in contractor costs primarily due to additional headcount required for research and development efforts in the year ended January 31, 2012 compared to the year ended January 31, 2011.  The increases were partially offset by a decrease in stock-based compensation of $4.0 million due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards and lower average amounts of outstanding restricted stock units compared to the year ended January 31, 2011, in each case associated with our research and development employees.

 Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the years ended January 31, 2013, 2012, and 2011:

	Year Ended January 31,			% Change
(in thousands)	2013	2012	2011	2013 - 2012	2012 - 2011
Selling, general and administrative	$317,637	$293,906	$297,365	8%	(1)%

Year Ended January 31, 2013 compared to Year Ended January 31, 2012. Selling, general and administrative expenses increased approximately $23.7 million, or 8%, from $293.9 million in the year ended January 31, 2012 to $317.6 million in the year ended January 31, 2013.   During the year ended January 31, 2013, we incurred approximately $16.1 million of professional fees in connection with the CTI Merger, with no such costs incurred during the year ended January 31, 2012. Employee compensation and related expenses increased $14.8 million, primarily due to an increase in employee headcount and merit increases. Sales commissions increased $3.5 million due to a $4.6 million increase in our Enterprise Intelligence segment primarily due to an increase in revenue, and a $0.5 million increase in our Communications Intelligence segment, partially offset by a $1.6 million decrease in our Video Intelligence segment as a result of a decrease in revenue. Contractor costs increased $1.3 million primarily due to increased use of contractors resulting from prior-year acquisitions in our Communications Intelligence segment, and to a lesser extent, increased use of contractors in our Enterprise Intelligence segment.  These increases were partially offset by a $8.1 million decrease in legal and other professional fees related to business combinations, a net $2.9 million decrease in the change in fair value of our obligations under contingent consideration arrangements, and a $1.8 million decrease in stock-based compensation expense primarily due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards and lower average amounts of outstanding restricted stock units compared to the year ended January 31, 2012.

Year Ended January 31, 2012 compared to Year Ended January 31, 2011.  Selling, general and administrative expenses decreased approximately $3.5 million, or 1%, to $293.9 million in the year ended January 31, 2012 from $297.4 million in the year ended January 31, 2011.  Professional fees, excluding fees associated with business combinations, decreased by $27.9 million following the completion of our restatement of previously filed financial statements and the conclusion of our previous extended filing delay period in June 2010.  Stock-based compensation decreased by $12.0 million primarily due to a decrease in the number of outstanding stock-based compensation arrangements accounted for as liability awards and lower average amounts of outstanding restricted stock units compared to the year ended January 31, 2011.  These decreases were partially offset by increases of $19.3 million in employee compensation and related expenses, a $4.0 million increase in employee travel expenses, both of which were due to an increase in headcount, a $2.8 million increase in facilities expenses, partially due to business combinations which closed during the year ended January 31, 2012, a $1.8 million increase in sales and marketing costs, and a $3.2 million increase in contractor costs primarily due to increased use of contractors resulting from acquisitions, as well as other internal support activities.  In addition, costs associated with business combinations increased by $4.8 million, primarily due to $6.8 million of higher legal and other professional fees and $1.6 million of other acquisition-related costs, both resulting principally from business combinations which closed during the year ended January 31, 2012, offset by a $3.6 million net decrease in the change in fair value of contingent consideration arrangements.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names and non-compete agreements.
The following table sets forth amortization of other acquired intangible assets for the years ended January 31, 2013, 2012, and 2011:

	Year Ended January 31,			% Change
(in thousands)	2013	2012	2011	2013 - 2012	2012 - 2011
Amortization of other acquired intangible assets	$24,442	$22,902	$21,460	7%	7%

Year Ended January 31, 2013 compared to Year Ended January 31, 2012. Amortization of other acquired intangible assets increased approximately 7% from $22.9 million in the year ended January 31, 2012 to $24.4 million in the year ended January 31, 2013 primarily due to an increase in amortization associated with business combinations that closed during the year ended January 31, 2012.

Year Ended January 31, 2012 compared to Year Ended January 31, 2011.  Amortization of other acquired intangible assets increased approximately 7% to $22.9 million in the year ended January 31, 2012 from $21.5 million in the year ended January 31, 2011 primarily due to an increase in amortization associated with business combinations that closed during the year ended January 31, 2012.

Further discussion surrounding our business combinations appears in Note 5, "Business Combinations" to our consolidated financial statements included in Item 8 of this report.

Other Income (Expense), Net

The following table sets forth total other expense, net for the years ended January 31, 2013, 2012, and 2011:

	Year Ended January 31,			% Change
(in thousands)	2013	2012	2011	2013 - 2012	2012 - 2011
Interest income	$531	$661	$454	(20)%	46%
Interest expense	(31,034)	(32,358)	(29,896)	(4)%	8%
Loss on extinguishment of debt	—	(8,136)	—	*	*
Other income (expense):
Foreign currency gains (losses)	960	1,382	857	(31)%	61%
Gains (losses) on derivatives	(399)	(896)	(5,864)	(55)%	(85)%
Other, net	(1,847)	(974)	(131)	90%	644%
Total other income (expense)	(1,286)	(488)	(5,138)	164%	(91)%
Total other expense, net	$(31,789)	$(40,321)	$(34,580)	(21)%	17%

* Percentage is not meaningful.

Year Ended January 31, 2013 compared to Year Ended January 31, 2012. Total other expense, net, decreased by $8.5 million from $40.3 million in the year ended January 31, 2012 to $31.8 million in the year ended January 31, 2013.  Interest expense decreased to $31.0 million in the year ended January 31, 2013 from $32.4 million in the year ended January 31, 2012 primarily due to lower interest rates on borrowings associated with the 2011 Credit Agreement, which was effective in April 2011, compared to interest incurred under the 2007 Credit Agreement.  We recorded $1.0 million of net foreign currency gains in the year ended January 31, 2013 compared to a $1.4 million of net gains in the year ended January 31, 2012.  Foreign currency gains in the year ended January 31, 2013 resulted primarily from the weakening of the U.S. dollar against the Singapore dollar and the euro, which resulted in foreign currency gains on our U.S. dollar-denominated liabilities in certain entities which use those functional currencies, partially offset by foreign currency losses due to the strengthening of the U.S. dollar against the Japanese yen, which resulted in foreign currency losses on our U.S. dollar-denominated liabilities in certain entities which use the yen as their functional currency.

In the year ended January 31, 2013, there were net losses on derivative financial instruments (not designated as hedging instruments) of $0.4 million, compared to net losses of $0.9 million on such instruments for the year ended January 31, 2012.  The higher net losses in the prior year resulted from weakening of the hedged currencies against the functional currencies, primarily the U.S. dollar against the Singapore dollar, during that period. Movements of hedged currencies against functional currencies were generally not significant during the year ended January 31, 2013.

During the year ended January 31, 2012, we recorded an $8.1 million loss upon termination of the 2011 Credit Agreement and repayment of the term loan under that agreement.  There were no such losses recognized during the year ended January 31, 2013.  Further discussion regarding our credit facilities appears in Note 7, "Long-Term Debt" to our consolidated financial statements included in Item 8 of this report.

Other, net expense was $1.8 million in the year ended January 31, 2013 compared to $1.0 million in the year ended January 31, 2012. The increase was primarily attributable to a $1.1 million write-off of an indemnification asset in connection with the resolution of an uncertain tax position from a prior-year business combination in our Communications Intelligence segment. Further discussion surrounding our business combinations appears in Note 5, "Business Combinations" to our consolidated financial statements included in Item 8 of this report.

Year Ended January 31, 2012 compared to Year Ended January 31, 2011. Total other expense, net, increased by $5.7 million, to $40.3 million in the year ended January 31, 2012 from $34.6 million in the year ended January 31, 2011.  Interest expense increased to $32.4 million in the year ended January 31, 2012 from $29.9 million in the year ended January 31, 2011 primarily due to a higher interest rate on our borrowings associated with a July 2010 amendment to our 2007 Credit Agreement as compared to our 2011 Credit Agreement, which was effective April 2011.  We recorded a $1.4 million gain on foreign currency in the year ended January 31, 2012 compared to a $0.9 million gain in the year ended January 31, 2011.  Foreign currency gains in the year ended January 31, 2012 resulted from the weakening of the U.S. dollar against the British pound sterling, euro, and Singapore dollar during such period, which resulted in gains on U.S. dollar-denominated net liabilities in certain entities which use those functional currencies.

In the year ended January 31, 2012, there was a net loss on derivative financial instruments (not designated as hedging instruments) of $0.9 million.  This loss was primarily attributable to losses on foreign currency forward contracts due to the weakening of the U.S. dollar against the Singapore dollar and euro during such period. In the year ended January 31, 2011, net loss on derivative financial instruments was $5.9 million.  This loss was primarily attributable to a loss in connection with our $450.0 million interest rate swap agreement entered into concurrently with the 2007 Credit Agreement.  This interest rate swap agreement was not designated as a hedging instrument under derivative accounting guidance, and accordingly, gains and losses from changes in the fair value were recorded in other income (expense), net.

During the year ended January 31, 2012, we recorded an $8.1 million loss upon termination of the 2007 Credit Agreement and repayment of the term loan under that agreement.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the years ended January 31, 2013, 2012, and 2011:

	Year Ended January 31,			% Change
(in thousands)	2013	2012	2011	2013 - 2012	2012 - 2011
Provision for income taxes	$8,960	$5,532	$9,940	62%	(44)%

Year Ended January 31, 2013 compared to Year Ended January 31, 2012. Our effective tax rate was 13.2% for the year ended January 31, 2013, compared to 12.0% for the year ended January 31, 2012.  For the year ended January 31, 2013, our effective income tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the mix and levels of income and losses by jurisdiction, partially offset by the write-off of certain tax attributes resulting from the merger of certain foreign subsidiaries, an increase in unrecognized tax benefits and an increase in valuation allowances. Pre-tax income in our profitable jurisdictions, where we recorded tax provisions at rates lower than the U.S. federal statutory rate, was partially offset by our domestic losses where we maintain valuation allowances and did not record the related tax benefits. The result was an income tax provision of $9.0 million on $67.8 million of pre-tax income, resulting in an effective tax rate of 13.2%.  For the year ended January 31,

2012, our effective income tax rate was lower than the U.S. federal rate of 35% primarily due to the level and mix of income and losses by jurisdiction, the recognition of unrecognized tax benefits and the partial release of a valuation allowance. The income generated in foreign jurisdictions, taxed at rates lower than the U.S. federal statutory rate, was higher than domestic losses where we maintain valuation allowances and did not record a tax benefit. The result was an income tax provision of $5.5 million on $46.2 million of pre-tax income, which represented an effective tax rate of 12.0%.

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

In April 2011, we entered into the 2011 Credit Agreement and terminated the 2007 Credit Agreement. The 2011 Credit Agreement included a term loan facility, with an outstanding balance of $576.0 million at January 31, 2013, and a $170.0 million revolving line of credit, which was unused at January 31, 2013.  On March 6, 2013, the 2011 Credit Agreement was replaced by the 2013 Amended Credit Agreement. The 2013 Amended Credit Agreement includes a term loan facility, with an outstanding balance of $650.0 million at March 6, 2013, and a $200.0 million revolving credit facility, which was unused at March 6, 2013. Further discussion of our credit agreements appears below, under "Credit Agreements".

Our primary recurring use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs, and capital expenditures.  We also utilize cash for debt service under our credit agreements and periodically for business acquisitions.  Cash generated from operations is our primary source of operating liquidity, and we believe that internally generated cash flows are sufficient to support our current business operations, including debt service and capital expenditure requirements.

As discussed earlier under "— Recent Developments", on February 4, 2013, we completed the CTI Merger, which eliminated CTI's majority ownership in and control of us. The CTI Merger was accomplished through an exchange of new shares of our common stock for all of the issued and outstanding shares of CTI common stock. Other than the payment of professional fees and other transaction expenses, no cash was used in the CTI Merger.

Although we did not complete any business acquisitions during the year ended January 31, 2013, we have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We have used cash as consideration for substantially all of our historical business acquisitions, including $109.8 million of net cash expended for business acquisitions during the year ended January 31, 2012.  To the extent that we continue this strategy, our future cash requirements and liquidity may be impacted. We may utilize external capital sources, including debt and equity, to supplement our internally generated sources of liquidity as necessary and if available.  We also may consider initiatives to modify the debt and equity components of our current capitalization, as we did in March 2013 by entering into the 2013 Amended Credit Agreement, which amended and restated the 2011 Credit Agreement, or as we did in February 2013 by completing the CTI Merger.

A considerable portion of our operating income is earned outside the United States.  Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (including any long-term portions) held by our subsidiaries outside the United States were $192.9 million and $144.2 million as of January 31, 2013 and 2012, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in company growth initiatives, including business acquisitions.  We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months and for the foreseeable future.

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

The following table sets forth our cash and cash equivalents, restricted cash and bank time deposits, short-term investments and long-term debt as of January 31, 2013 and 2012:

	January 31,
(in thousands)	2013	2012
Cash and cash equivalents	$209,973	$150,662
Restricted cash and bank time deposits	$11,128	$12,863
Short-term investments	$13,593	$—
Long-term debt	$570,822	$591,151

At January 31, 2013, our cash and cash equivalents totaled $210.0 million, an increase of $59.3 million from $150.7 million at January 31, 2012.   Our operating activities generated $123.4 million of cash during the year ended January 31, 2013, which was partially offset by $65.0 million of cash used in investing and financing activities during this period.  Further discussion of these items appears below.

Consolidated Cash Flow Activity

The following table summarizes selected items from our consolidated statements of cash flows for the year ended January 31, 2013, 2012 and 2011:

	Year Ended January 31,
(in thousands)	2013	2012	2011
Net cash provided by operating activities	$123,385	$106,498	$70,520
Net cash used in investing activities	(35,696)	(126,848)	(77,833)
Net cash provided by (used in) financing activities	(29,306)	2,078	(6,937)
Effect of exchange rate changes on cash and cash equivalents	928	(972)	(179)
Net increase (decrease) in cash and cash equivalents	$59,311	$(19,244)	$(14,429)

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income, adjusted for non-cash items, and working capital changes. Operating activities generated $123.4 million of net cash during the year ended January 31, 2013, compared to $106.5 million generated during the year ended January 31, 2012.  The improved operating cash flow in the current year resulted primarily from our higher operating income in the year ended January 31, 2013, which contributed to higher accounts receivable collections and customer deposits, compared to the year ended January 31, 2012.

Operating activities generated $106.5 million of net cash during the year ended January 31, 2012, compared to $70.5 million of cash provided by operating activities during the year ended January 31, 2011. Part of the improved operating cash flow in the year ended January 31, 2012 resulted from our improved operating results, including a $13.4 million increase in operating income compared to the prior year. Operating cash flow for the year ended January 31, 2011 included significant payments for professional fees and related expenses associated with our restatement of previously filed financial statements and our previous extended filing delay, and such payments were significantly lower during the year ended January 31, 2012.

Net Cash Used in Investing Activities

During the year ended January 31, 2013, our investing activities used $35.7 million of net cash, primarily reflecting $20.0 million of payments for property, equipment, and capitalized software development costs. We also purchased $13.6 million of short-term investments during this year. During the years ended January 31, 2012 and 2011, our funds were held entirely in cash and cash equivalents and we therefore did not make any purchases of short-term investments during those years.

During the year ended January 31, 2012, our investing activities used $126.8 million of net cash, of which the most significant use was $109.8 million of net cash utilized for business acquisitions, including $56.0 million of net cash paid to acquire Vovici in August 2011, and $24.6 million of net cash paid to acquire GMT in October 2011. In addition, we made $16.5 million of payments for property, equipment, and capitalized software development costs during the year ended January 31, 2012.

During the year ended January 31, 2011, our investing activities used $77.8 million of net cash, including $15.2 million of net cash utilized to acquire Iontas Limited, and $34.8 million paid for settlements of derivative financial instruments not designated as hedges, $21.7 million of which was paid in August 2010 in connection with the termination of an interest rate swap agreement. We also increased our restricted cash and bank time deposit balances by $8.5 million during the year, primarily reflecting short-term deposits to secure bank guarantees in connection with sales contracts. In addition, we made $11.1 million of payments for property, equipment, and capitalized software development costs during the year ended January 31, 2011.

Currently, we have no significant commitments for capital expenditures.

Net Cash Provided by (Used in) Financing Activities

During the year ended January 31, 2013, our financing activities used $29.3 million of net cash, the primary use of which was $22.0 million of repayments of borrowings, including an optional $15.0 million term loan payment. We also made payments of $6.5 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations. These uses were partially offset by $2.6 million of proceeds from exercises of stock options.

During the year ended January 31, 2012, our financing activities provided $2.1 million of net cash, which included $12.5 million of proceeds from exercises of stock options, partially offset by cash used in several other financing activities. During the year, we borrowed $597.0 million under the 2011 Credit Agreement (consisting of gross borrowings of $600.0 million, reduced by a $3.0 million original issuance discount), repaid $587.5 million of outstanding borrowings, including $583.2 million of outstanding borrowings under our 2007 Credit Agreement, and paid $15.3 million of debt issuance and other debt-related costs. The net impact of this debt refinancing activity was a use of $5.8 million of cash for the year. We also made payments of $2.0 million during the year for the financing portion of payments under contingent consideration arrangements related to prior business combinations.

During the year ended January 31, 2011, our financing activities used $6.9 million of net cash. Financing activities during the year included $38.2 million in repayments of financing arrangements, including a $22.1 million "excess cash flow" payment on our then-outstanding term loan in May 2010 and the December 2010 repayment of $15.0 million previously borrowed under our then-outstanding revolving credit facility. We also acquired, at market value, $4.1 million of treasury stock from directors and officers during the year for purposes of providing funds for the recipient’s obligation to pay associated income taxes in connection with the vesting of stock awards. In addition, we paid $4.0 million of fees and expenses related to our 2007 Credit Agreement during the year, $3.6 million of which were consideration for amendments to the agreement. Partially offsetting these uses of cash was $40.8 million of proceeds from exercises of stock options. Following the completion of certain delayed

SEC filings in June 2010, stock option holders were permitted to resume exercising vested stock options. Stock option exercises had been suspended during our previous extended filing delay period.

Liquidity and Capital Resources Requirements

Based on past performance and current expectations, we believe that our cash, cash equivalents, and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, working capital needs, ordinary course capital expenditures, research and development spending, and other commitments for at least the next 12 months. Currently, we have no plans to pay any cash dividends on our common stock, which are not permitted under our 2013 Amended Credit Agreement.

Our liquidity could be negatively impacted by a decrease in demand for our products and service and support, including the impact of changes in customer buying behavior due to the economic environment.  If we determine to make acquisitions or otherwise require additional funds, we may need to raise additional capital, which could involve the issuance of equity or debt securities.

Credit Agreements

In May 2007, we entered into the 2007 Credit Agreement, comprised of a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving line of credit. The borrowing capacity under the revolving line of credit was increased to $75.0 million in July 2010.

In April 2011, we entered into the 2011 Credit Agreement and concurrently terminated the 2007 Credit Agreement.  The 2011 Credit Agreement provided for $770.0 million of secured credit facilities, comprised of a $600.0 million term loan maturing in October 2017 and a $170.0 million revolving credit facility maturing in April 2016, subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the 2011 Credit Agreement.

The 2011 Credit Agreement included an original issuance term loan discount of 0.50%, or $3.0 million, resulting in net term loan proceeds of $597.0 million.

The majority of the proceeds of the term loan under the 2011 Credit Agreement were used to repay all $583.2 million of outstanding term loan borrowings under the 2007 Credit Agreement at the closing date of the 2011 Credit Agreement. There were no outstanding borrowings under the 2007 Credit Agreement's revolving credit facility at the closing date.

As of January 31, 2013, the term loan under the 2011 Credit Agreement had a gross outstanding balance of $576.0 million, and there were no outstanding borrowings under the revolving credit facility, all of which was available at that date.

On March 6, 2013, we entered into an amendment and restatement agreement with the lenders under the 2011 Credit Agreement providing for the 2013 Amended Credit Agreement.  The 2013 Amended Credit Agreement provides for $850.0 million of senior secured credit facilities, comprised of a $650.0 million term loan maturing in September 2019 and a $200.0 million revolving credit facility maturing in March 2018, subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the 2013 Amended Credit Agreement.

The 2013 Amended Credit Agreement included an original issuance term loan discount of 0.50%, or $3.3 million, resulting in net term loan proceeds of $646.7 million.

The majority of the proceeds of the term loan under the 2013 Amended Credit Agreement were used to repay all $576.0 million of outstanding term loan borrowings under the 2011 Credit Agreement at the closing date of the 2013 Amended Credit Agreement.  There were no outstanding borrowings under the 2011 Credit Agreement's revolving credit facility at the closing date.

The terms and conditions of the 2011 Credit Agreement have been superseded by the terms and conditions of the 2013 Amended Credit Agreement, although some terms and conditions have remained consistent. Further details regarding the 2011 Credit Agreement and 2013 Amended Credit Agreement are described below:

The 2011 Credit Agreement

Loans under the 2011 Credit Agreement incurred interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at our election:

(a)in the case of Eurodollar loans, the Adjusted LIBO Rate plus 3.25% (or, if our corporate credit ratings were at least BB- and Ba3 or better, 3.00%). The Adjusted LIBO Rate was the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the 2011 Credit Agreement), and
(b)in the case of Base Rate loans, the Base Rate plus 2.25% (or, if our corporate credit ratings were at least BB- and Ba3 or better, 2.00%).  The Base Rate was the greatest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the 2011 Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

We were required to pay a commitment fee equal to 0.50% per annum on the unused portion of the revolving credit facility, payable quarterly, and customary administrative agent and letter of credit fees.

The 2011 Credit Agreement required us to make term loan principal payments of $1.5 million per quarter through August 2017, beginning in August 2011, with the remaining balance due in October 2017. Optional prepayments of the loans were permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates. The loans were also subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flows (as defined in the 2011 Credit Agreement), and certain other events. Prepayments were applied first to the eight immediately following scheduled term loan principal payments, then pro rata to other remaining scheduled term loan principal payments, if any, and thereafter as otherwise provided in the 2011 Credit Agreement. During the year ended January 31, 2013, we made an optional term loan repayment of $15.0 million, $1.5 million of which was applied to the principal payment that was otherwise due on February 1, 2013, $10.5 million which would have been applied to the seven immediately following principal payments, and $3.0 million of which would have been applied pro rata to the remaining principal payments. The requirements for mandatory excess cash flow payments, which were otherwise payable in April 2013 and April 2014 under the 2011 Credit Agreement, were canceled by the 2013 Amended Credit Agreement.

Obligations under the 2011 Credit Agreement were guaranteed by substantially all of our domestic subsidiaries and certain foreign subsidiaries that have elected to be disregarded for U.S. tax purposes and were secured by security interests in substantially all of our and their assets, subject to certain exceptions detailed in the 2011 Credit Agreement and related ancillary documents.

The 2011 Credit Agreement contained customary affirmative and negative covenants for credit facilities of this type, and also contained a financial covenant that required us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2011 Credit Agreement) until July 31, 2013 of no greater than 5.00 to 1 and thereafter of no greater than 4.50 to 1.  At January 31, 2013, calculated retrospectively under the terms of the 2013 Amended Credit Agreement (as required by our lenders), our consolidated leverage ratio was approximately 2.2 to 1 compared to a permitted consolidated leverage ratio of 5.0 to 1, and our EBITDA for the twelve-month period then ended exceeded the minimum EBITDA required to satisfy the leverage ratio covenant by at least $110.0 million, given our outstanding debt as of such date.

The 2011 Credit Agreement provided for customary events of default with corresponding grace periods. Upon an event of default, all of our indebtedness under the 2011 Credit Agreement could have been declared immediately due and payable, and the lenders’ commitments to provide loans under the 2011 Credit Agreement could have been terminated.

The 2013 Amended Credit Agreement

Loans under the 2013 Amended Credit Agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at our election:

(a) in the case of Eurodollar loans, the Adjusted LIBO Rate plus 3.00% (or, if our corporate credit ratings are BB- and Ba3 or better, 2.75%). The Adjusted LIBO Rate is the greater of (i) 1.00% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the 2013 Amended Credit Agreement), and

(b) in the case of Base Rate loans, the Base Rate plus 2.00% (or, if our corporate credit ratings are BB- and Ba3 or better, 1.75%). The Base Rate is the greatest of (i) the administrative agent's prime rate, (ii) the Federal Funds Effective Rate (as defined in the 2013 Amended Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

The initial interest rate on the new term loan was 4.00%.

Under the 2013 Amended Credit Agreement, we are required to pay a commitment fee equal to 0.50% per annum of the undrawn portion on the revolving credit facility, payable quarterly, and customary administrative agent and letter of credit fees. These fees are unchanged from the 2011 Credit Agreement.

The 2013 Amended Credit Agreement requires us to make term loan principal payments of $1.6 million per quarter commencing on May 1, 2013 and continuing through August 1, 2019, with the remaining balance due in September 2019.  Optional prepayments of the loans are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates and a 1.0% premium applicable in the event of a Repricing Transaction (as defined in the 2013 Amended Credit Agreement) prior to March 5, 2014.  The loans are also subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flows (as defined in the 2013 Amended Credit Agreement), and certain other events. Prepayments are applied first to the eight immediately following scheduled term loan principal payments, then pro rata to other remaining scheduled term loan principal payments, if any, and thereafter as otherwise provided in the 2013 Amended Credit Agreement.

Our obligations under the 2013 Amended Credit Agreement are guaranteed, in the same manner as under the 2011 Credit Agreement, by substantially all of our domestic subsidiaries and certain foreign subsidiaries that have elected to be disregarded for U.S. tax purposes, and are secured, in the same manner as under the 2011 Credit Agreement, by security interests in substantially all of our and their assets, subject to certain exceptions detailed in the 2013 Amended Credit Agreement and related ancillary documents.

The 2013 Amended Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type, which covenants are substantially similar to those in the 2011 Credit Agreement. These covenants include limitations on us and our subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. The revolving credit facility also contains a financial covenant that requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2013 Amended Credit Agreement) of no greater than 5.00 to 1 until January 31, 2015 and no greater than 4.50 to 1 thereafter (the "Leverage Ratio Covenant"). The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2013 Amended Credit Agreement.

The 2013 Amended Credit Agreement provides for certain customary events of default with corresponding grace periods. These events of default include failure to pay principal or interest when due under the 2013 Amended Credit Agreement, failure to comply with covenants, any representation or warranty made by us proving to be inaccurate in any material respect, defaults under certain other indebtedness of us or our subsidiaries, the occurrence of a Change of Control (as defined in the 2013 Amended Credit Agreement) with respect to us and certain insolvency or receivership events affecting us or our significant subsidiaries. Upon the occurrence of an event of default resulting from a violation of the Leverage Ratio Covenant, the lenders under our revolving credit facility may require us to immediately repay outstanding borrowings under the revolving credit facility and may terminate their commitments to provide loans under that facility. A violation of the Leverage Ratio Covenant would not, by itself, result in an event of default under the term loan but may trigger a cross-default under the term loan in the event we are required to repay outstanding borrowings under the revolving credit facility. Upon the occurrence of other events of default, the lenders may require us to immediately repay all outstanding borrowings under the 2013 Amended Credit Agreement and the lenders under our revolving credit facility may terminate their commitments to provide loans under the facility.

Convertible Preferred Stock

Our capitalization included Series A Convertible Perpetual Preferred Stock originally issued in May 2007 which, as of January 31, 2013, had a carrying value of $285.5 million and a liquidation preference and redemption value of $365.9 million.  All of the Preferred Stock was originally issued to, and as of January 31, 2013 continued to be held by, CTI.

On August 12, 2012, we entered into the CTI Merger Agreement providing for the merger of CTI with and into our new, wholly owned subsidiary. The CTI Merger was completed on February 4, 2013 and eliminated CTI's majority ownership and control of us. Each outstanding share of our Preferred Stock, all of which was held by CTI, was canceled upon completion of the CTI Merger.

Further details regarding our Preferred Stock’s prior rights and preferences, including dividend and conversion rights, appear in Note 9, "Convertible Preferred Stock" and further details regarding the CTI Merger Agreement appear in Note 4, "Merger Agreement with CTI" to our consolidated financial statements included in Item 8 of this report.

Contractual Obligations

At January 31, 2013, our contractual obligations were as follows:

	Payments Due by Period
(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations, including interest	$702,263	26,877	59,691	615,695	—
Operating lease obligations	81,986	$13,063	24,982	12,422	31,519
Capital lease obligations	351	351	—	—	—
Purchase obligations	48,805	43,995	4,810	—	—
Other long-term obligations	2,022	2,022	—	—	—
Total contractual obligations	$835,427	$86,308	$89,483	$628,117	$31,519

The long-term debt obligations reflected above include projected interest payments over the term of our outstanding debt as of January 31, 2013, assuming an interest rate of 4.50%, which was the interest rate in effect for our term loan borrowings as of January 31, 2013.

As described above under "Credit Agreements", in March 2013, we entered into the 2013 Amended Credit Agreement, which, among other things, modified our future debt principal and interest obligations. The 2013 Amended Credit Agreement has increased our long-term debt obligations, including projected future interest, from approximately $702.3 million at January 31, 2013 to approximately $817.1 million at March 6, 2013. This increase results primarily from the impact of the larger term loan under the 2013 Amended Credit Agreement compared to the term loan under the 2011 Credit Agreement, partially offset by the impact of a lower projected interest rate under the 2013 Amended Credit Agreement. Details regarding scheduled principal payments for the term loan under the 2013 Amended Credit Agreement, along with further information regarding our long-term debt obligations, are provided in Note 7, "Long-Term Debt" to our consolidated financial statements included in Item 8 of this report.

Operating lease obligations reflected above exclude future sublease income from certain space we have subleased to third parties. As of January 31, 2013, total expected future sublease income is $3.2 million and ranges from $0.3 million to $0.8 million on an annual basis through March 2018.

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

Our consolidated balance sheet at January 31, 2013 included $37.9 million of non-current tax reserves, net of related benefits (including interest and penalties of $8.3 million, net of federal benefit) for uncertain tax positions. However, these amounts are not included in the table above because it is not possible to predict or estimate the timing of payments for these obligations. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former shareholders of the acquired companies based upon achievement of performance targets following the acquisition dates.  Although we did not complete any business combinations during the year ended January 31, 2013, we completed seven business combinations during the year ended January 31, 2012, all of which included contingent cash consideration arrangements.  Please refer to Note 5, "Business Combinations" to our consolidated financial statements included in Item 8 of this report for information regarding our business combinations.

For the year ended January 31, 2013, we made $7.4 million of payments under contingent consideration arrangements. As of January 31, 2013, potential future cash payments under contingent consideration arrangements total $68.3 million, the estimated fair value of which was $25.0 million of which $13.9 million is included within accrued expenses and other current liabilities, and $11.1 million is included within other liabilities. The performance periods associated with these potential payments extend through January 2015.

Off-Balance Sheet Arrangements

As of January 31, 2013, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

New Accounting Pronouncements Implemented

In June 2011, the FASB issued amended standards regarding the presentation of comprehensive income. These amendments eliminate the option to present components of other comprehensive income as part of the statement of stockholders’ equity and require the presentation of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB updated this guidance to indefinitely defer the requirement to present items that are reclassified from accumulated other comprehensive income ("AOCI") to net income separately with their respective components of net income and other comprehensive income. This guidance does not change the items that must be reported within other comprehensive income or the criteria for determining when an item of other comprehensive income must be reclassified to net income. This guidance was effective for us on February 1, 2012 and has been applied retrospectively, as required by the standards. Other than the change in presentation, adoption of this guidance did not impact our consolidated financial statements.

In May 2011, the FASB issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in stockholders’ equity. This guidance was effective for us on February 1, 2012, and its adoption did not materially impact our consolidated financial statements.

New Accounting Pronouncements To Be Implemented

In July 2012, the FASB issued amended standards to simplify how entities test indefinite-lived intangible assets for impairment which are intended to improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect these new standards to materially impact our consolidated financial statements.

In February 2013, the FASB issued amended standards regarding disclosure requirements for items reclassified out of AOCI. These amended standards require the disclosure of information about the amounts reclassified out of AOCI by component, and in addition, require disclosure, either on the face of the financial statements or in the notes, of significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. These amended standards do not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements, and is effective for us on February 1, 2013. We do not expect these new standards to materially impact our consolidated financial statements.

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

Interest Rate Risk on Our Debt

On March 6, 2013, we entered into an amendment and restatement agreement with the lenders under the 2011 Credit Agreement providing for the 2013 Amended Credit Agreement.  The 2013 Amended Credit Agreement provides for $850.0 million of senior secured credit facilities, comprised of a $650.0 million term loan maturing in September 2019 and a $200.0 million revolving credit facility maturing in March 2018, subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the 2013 Amended Credit Agreement.

The majority of the proceeds of the term loan under the 2013 Amended Credit Agreement were used to repay all $576.0 million of outstanding term loan borrowings under the 2011 Credit Agreement at the closing date of the 2013 Amended Credit Agreement.  There were no outstanding borrowings under the 2011 Credit Agreement's revolving credit facility at the closing date.

Loans under the 2013 Amended Credit Agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at our election:

(a) in the case of Eurodollar loans, the Adjusted LIBO Rate plus 3.00% (or, if our corporate credit ratings are BB- and Ba3 or better, 2.75%). The Adjusted LIBO Rate is the greater of (i) 1.00% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the 2013 Amended Credit Agreement), and

(b) in the case of Base Rate loans, the Base Rate plus 2.00% (or, if our corporate credit ratings are BB- and Ba3 or better, 1.75%). The Base Rate is the greatest of (i) the administrative agent's prime rate, (ii) the Federal Funds Effective Rate (as defined in the 2013 Amended Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

Because the interest rates applicable to borrowings under the 2013 Amended Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. The periodic interest rate on the term loan under the 2013 Amended Credit Agreement is currently a function of several factors, most importantly the LIBO Rate and the applicable interest rate margin. However, borrowings are subject to a 1.00% LIBO Rate floor in the interest rate calculation, which currently reduces the likelihood of increases in the periodic interest rate, because current short-term LIBO Rates are well below 1.00%. Although the periodic interest rate may still fluctuate based upon our corporate credit ratings, which determine the interest rate margin, changes in short-term LIBO Rates will not impact the calculation unless those rates increase above 1.00%. Based upon our borrowings as of the March 6, 2013 closing date of the 2013 Amended Credit Agreement, for each 1.00% increase in the applicable LIBO Rate above 1.00%, our annual interest payments would increase by approximately $6.5 million.

We had utilized a pay-fixed/receive-variable interest rate swap agreement to partially mitigate the variable interest rate risk associated with the 2007 Credit Agreement. We terminated that agreement in July 2010. We may consider utilizing interest rate swap agreements, or other agreements intended to mitigate variable interest rate risk, in the future.

Interest Rate Risk on Our Investments

We invest in cash, cash equivalents, bank time deposits and marketable debt securities. Interest rate changes could result in an increase or decrease in interest income we generate from these interest-bearing assets. Our cash, cash equivalents, bank time deposits and marketable debt securities are primarily maintained at high credit-quality financial institutions around the world. We have not invested in marketable debt securities with remaining maturities in excess of three months or in equity securities during the three-year period ended January 31, 2013, but may do so in the future as permitted under our investment guidelines.

The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

As of January 31, 2013 and 2012, we had cash and cash equivalents totaling approximately $210.0 million and $150.7 million, respectively, consisting of demand deposits, bank time deposits with maturities of three months or less, money market accounts, and marketable debt securities with remaining maturities of three months or less. At such dates we also held $11.1 million and $12.9 million, respectively, of cash equivalents which were restricted and were not available for general operating use. These balances primarily represent short-term deposits to secure bank guarantees in connection with sales contracts. The amounts of these deposits can vary depending upon the terms of the underlying contracts.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the year ending January 31, 2014, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2013. Such a change would cause our projected interest income from cash, cash equivalents, and bank time deposits to increase or decrease by approximately $1.2 million, assuming a similar level of investments in the year ending January 31, 2014 as in the year ended January 31, 2013.

Due to the short-term nature of our cash and cash equivalents, time deposits, money market accounts and marketable debt securities, their carrying values approximate their market values and are not generally subject to price risk due to fluctuations in interest rates. See Note 3, "Investments" to our consolidated financial statements included in Item 8 of this report for more information regarding our short-term investments.

Foreign Currency Exchange Risk

The functional currency for most of our foreign subsidiaries is the applicable local currency, of which the notable exceptions are our subsidiaries in Israel and Canada, whose functional currencies are the U.S. dollar. We are exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars for consolidated reporting purposes. If there are changes in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Our international operations subject us to risks associated with currency fluctuations. While most of our revenue and expenses are denominated in U.S. dollars, we do have significant portions of our operating expenses, primarily labor expenses, that are denominated in the local currencies where our foreign operations are located, primarily Israel, the United Kingdom, Germany, and Canada. We also generate some of our revenue in foreign currencies, mainly the euro and British pound sterling. As a result, our consolidated U.S. dollar operating results are subject to the potentially adverse impact of fluctuations in foreign currency exchange rates between the U.S. dollar and the other currencies in which we transact.

In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that result in gains or losses. We recorded $1.0 million, $1.4 million, and $0.9 million of net foreign currency gains for the years ended January 31, 2013, 2012, and 2011, respectively.

From time to time, we enter into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted payroll and payroll-related expenses denominated in Israeli shekels and Canadian dollars. These contracts are generally limited to durations of approximately 12 months or less. Our 50% owned joint venture in Singapore enters into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted U.S. dollar payments to its suppliers. These contracts are generally limited to durations of approximately 12 months or less. We have also periodically entered into foreign currency forward contracts to manage exposures resulting from forecasted customer collections denominated in currencies other than the respective entity’s functional currency and exposures from cash, cash equivalents and short-term investments denominated in currencies other than the applicable functional currency.

We have not entered into any foreign currency forward contracts for trading or speculative purposes.

During the years ended January 31, 2013, 2012, and 2011, we realized net losses of $0.4 million, $1.3 million, and $0.7 million, respectively, on settlements of foreign currency forward contracts not designated as hedges for accounting purposes. We had $2.3 million of net unrealized gains on outstanding foreign currency forward contracts as of January 31, 2013, with notional amounts totaling $108.1 million. We had $0.4 million of net unrealized gains on outstanding foreign currency forward contracts as of January 31, 2012, with notional amounts totaling $94.1 million.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2013. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar, and assumes no changes in interest rates. A 10% increase in the relative value of the U.S. dollar would decrease the estimated fair value of our foreign exchange derivatives by approximately $4.5 million. Conversely, a 10% decrease in the relative value of the U.S. dollar would increase the estimated the fair value of these financial instruments by approximately $5.5 million.

The counterparties to these foreign currency forward contracts are multinational commercial banks. While we believe the risk of counterparty nonperformance is not material, disruption in the global financial markets in recent years has impacted some of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of disruption in the financial markets could affect our ability to secure creditworthy counterparties for our foreign currency hedging programs.

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Verint Systems Inc.
Melville, New York

We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the "Company") as of January 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Verint
Systems Inc. and subsidiaries as of January 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As noted in Note 1 to the consolidated financial statements, the Company changed its method of recognizing revenue for multiple element arrangements for the year ended January 31, 2012 in accordance with the Financial Accounting Standards Board’s Accounting Standards Update ("ASU") 2009-13, Multiple Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 27, 2013

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 31, 2013 and 2012

	January 31,
(in thousands, except share and per share data)	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$209,973	$150,662
Restricted cash and bank time deposits	11,128	12,863
Short-term investments	13,593	—
Accounts receivable, net of allowance for doubtful accounts of $1.8 million and $2.9 million, respectively	168,415	154,753
Inventories	15,014	14,414
Deferred cost of revenue	6,253	11,951
Deferred income taxes	10,447	13,060
Prepaid expenses and other current assets	66,830	42,987
Total current assets	501,653	400,690
Property and equipment, net	38,161	28,289
Goodwill	829,909	828,758
Intangible assets, net	144,261	184,230
Capitalized software development costs, net	6,343	5,846
Long-term deferred cost of revenue	7,742	13,285
Long-term deferred income taxes	10,342	9,536
Other assets	25,858	28,961
Total assets	$1,564,269	$1,499,595

Liabilities, Preferred Stock, and Stockholders' Equity
Current Liabilities:
Accounts payable	$47,355	$49,441
Accrued expenses and other current liabilities	176,972	167,891
Current maturities of long-term debt	5,867	6,228
Deferred revenue	163,252	156,772
Deferred income taxes	764	1,056
Liabilities to affiliates	—	1,760
Total current liabilities	394,210	383,148
Long-term debt	570,822	591,151
Long-term deferred revenue	13,562	25,987
Long-term deferred income taxes	10,261	10,284
Other liabilities	60,196	59,188
Total liabilities	1,049,051	1,069,758
Preferred Stock - $0.001 par value; authorized 2,500,000 shares. Series A convertible preferred stock; 293,000 shares issued and outstanding; aggregate liquidation preference and redemption value of $365,914 at January 31, 2013.	285,542	285,542
Commitments and Contingencies
Stockholders' Equity:
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 40,460,000 and 39,265,000 shares; outstanding 40,158,000 and 38,982,000 shares as of January 31, 2013 and January 31, 2012, respectively.	40	40
Additional paid-in capital	580,762	554,351
Treasury stock, at cost - 302,000 and 283,000 shares as of January 31, 2013 and January 31, 2012, respectively.	(8,013)	(7,466)
Accumulated deficit	(303,762)	(357,764)
Accumulated other comprehensive loss	(44,225)	(47,736)
Total Verint Systems Inc. stockholders' equity	224,802	141,425
Noncontrolling interest	4,874	2,870
Total stockholders' equity	229,676	144,295
Total liabilities, preferred stock, and stockholders' equity	$1,564,269	$1,499,595

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended January 31, 2013, 2012 and 2011

	Year Ended January 31,
(in thousands, except per share data)	2013	2012	2011
Revenue:
Product	$389,787	$390,392	$375,164
Service and support	449,755	392,256	351,635
Total revenue	839,542	782,648	726,799
Cost of revenue:
Product	121,748	126,050	111,989
Service and support	145,444	129,911	117,261
Amortization of acquired technology and backlog	14,812	12,400	9,094
Total cost of revenue	282,004	268,361	238,344
Gross profit	557,538	514,287	488,455
Operating expenses:
Research and development, net	115,906	111,001	96,525
Selling, general and administrative	317,637	293,906	297,365
Amortization of other acquired intangible assets	24,442	22,902	21,460
Total operating expenses	457,985	427,809	415,350
Operating income	99,553	86,478	73,105
Other income (expense), net:
Interest income	531	661	454
Interest expense	(31,034)	(32,358)	(29,896)
Loss on extinguishment of debt	—	(8,136)	—
Other expense, net	(1,286)	(488)	(5,138)
Total other expense, net	(31,789)	(40,321)	(34,580)
Income before provision for income taxes	67,764	46,157	38,525
Provision for income taxes	8,960	5,532	9,940
Net income	58,804	40,625	28,585
Net income attributable to noncontrolling interest	4,802	3,632	3,004
Net income attributable to Verint Systems Inc.	54,002	36,993	25,581
Dividends on preferred stock	(15,472)	(14,790)	(14,178)
Net income attributable to Verint Systems Inc. common shares	$38,530	$22,203	$11,403

Net income per common share attributable to Verint Systems Inc.:
Basic	$0.97	$0.58	$0.33
Diluted	$0.96	$0.56	$0.31

Weighted-average common shares outstanding:
Basic	39,748	38,419	34,544
Diluted	40,312	39,499	37,179

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended January 31, 2013, 2012 and 2011

	Year Ended January 31,
(in thousands)	2013	2012	2011
Net income	$58,804	$40,625	$28,585
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	2,002	(6,685)	1,684
Net unrealized gains (losses) on derivative financial instruments designated as hedges	1,993	1,055	(410)
Benefit from (provision for) income taxes on net unrealized gains (losses) on derivative financial instruments designated as hedges	(212)	(149)	59
Other comprehensive income (loss)	3,783	(5,779)	1,333
Comprehensive income	62,587	34,846	29,918
Comprehensive income attributable to noncontrolling interest	5,074	3,520	3,272
Comprehensive income attributable to Verint Systems Inc.	$57,513	$31,326	$26,646

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended January 31, 2013, 2012 and 2011

	Verint Systems Inc. Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity (Deficit)		Total Stockholders' Equity (Deficit)
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interest
Balances as of January 31, 2010	32,584	$33	$451,166	$(2,493)	$(420,338)	$(43,134)	$(14,766)	$199	$(14,567)
Net income	—	—	—	—	25,581	—	25,581	3,004	28,585
Other comprehensive loss	—	—	—	—	—	1,065	1,065	268	1,333
Stock-based compensation - equity portion	—	—	28,784	—	—	—	28,784	—	28,784
Exercises of stock options	2,164	2	40,833	—	—	—	40,835	—	40,835
Common stock issued for stock awards	2,498	3	(3)	—	—	—	—	—	—
Purchases of treasury stock	(157)	—	—	(4,146)	—	—	(4,146)	—	(4,146)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(2,191)	(2,191)
Tax effects from stock award plans	—	—	(946)	—	—	—	(946)	—	(946)
Balances as of January 31, 2011	37,089	38	519,834	(6,639)	(394,757)	$(42,069)	76,407	1,280	77,687
Net income	—	—	—	—	36,993	—	36,993	3,632	40,625
Other comprehensive loss	—	—	—	—	—	(5,667)	(5,667)	(112)	(5,779)
Stock-based compensation - equity portion	—	—	21,781	—	—	—	21,781	—	21,781
Exercises of stock options	623	1	12,843	—	—	—	12,844	—	12,844
Common stock issued for stock awards	1,323	1	(52)	51	—	—	—	—	—
Purchases of treasury stock	(53)	—	—	(1,655)	—	—	(1,655)	—	(1,655)
Treasury stock retired	—	—	(777)	777	—	—	—	—	—
Stock options issued in business combination	—	—	60	—	—	—	60	—	60
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(1,930)	(1,930)
Tax effects from stock award plans	—	—	662	—	—	—	662	—	662
Balances as of January 31, 2012	38,982	40	554,351	(7,466)	(357,764)	(47,736)	141,425	2,870	144,295
Net income	—	—	—	—	54,002	—	54,002	4,802	58,804
Other comprehensive income	—	—	—	—	—	3,511	3,511	272	3,783
Stock-based compensation - equity portion	—	—	20,174	—	—	—	20,174	—	20,174
Exercises of stock options	121	—	2,222	—	—	—	2,222	—	2,222
Common stock issued for stock awards and stock bonuses	1,076	—	4,073	—	—	—	4,073	—	4,073
Purchases of treasury stock	(21)	—	—	(615)	—	—	(615)	—	(615)
Treasury stock retired	—	—	(68)	68	—	—	—	—	—
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(3,070)	(3,070)
Tax effects from stock award plans	—	—	10	—	—	—	10	—	10
Balances as of January 31, 2013	40,158	$40	$580,762	$(8,013)	$(303,762)	$(44,225)	$224,802	$4,874	$229,676

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended January 31, 2013, 2012 and 2011

	Year Ended January 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$58,804	$40,625	$28,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,097	53,040	48,951
Provision for doubtful accounts	734	1,055	1,863
Stock-based compensation - equity portion	21,004	21,781	28,784
Provision for (benefit from) deferred income taxes	328	(11,101)	(1,092)
Excess tax benefits from stock award plans	(139)	(847)	(815)
Non-cash losses on derivative financial instruments, net	399	896	5,863
Loss on extinguishment of debt	—	8,136	—
Other non-cash items, net	(5,297)	(802)	1,139
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(13,809)	(2,942)	(24,574)
Inventories	(1,957)	1,080	(3,471)
Deferred cost of revenue	11,421	3,199	16,616
Prepaid expenses and other assets	(17,577)	6,339	9,924
Accounts payable and accrued expenses	(598)	(7,192)	15,839
Deferred revenue	(6,104)	(3,424)	(51,226)
Other liabilities	19,078	(3,326)	(5,933)
Other, net	1	(19)	67
Net cash provided by operating activities	123,385	106,498	70,520

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(660)	(109,780)	(23,485)
Purchases of property and equipment	(16,045)	(13,080)	(8,536)
Purchases of investments	(13,593)	—	—
Sales and maturities of investments	—	245	—
Settlements of derivative financial instruments not designated as hedges	(270)	(1,313)	(34,783)
Cash paid for capitalized software development costs	(3,916)	(3,399)	(2,527)
Change in restricted cash and bank time deposits, including long-term portion	(1,212)	479	(8,502)
Net cash used in investing activities	(35,696)	(126,848)	(77,833)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	384	597,136	—
Repayments of borrowings and other financing obligations	(22,035)	(587,549)	(38,163)
Payments of debt issuance and other debt-related costs	(217)	(15,276)	(4,039)
Proceeds from exercises of stock options	2,605	12,474	40,787
Dividends paid to noncontrolling interest	(3,070)	(1,930)	(2,191)
Purchases of treasury stock	(615)	(1,655)	(4,146)
Excess tax benefits from stock award plans	139	847	815
Payments of contingent consideration for business combinations (financing portion)	(6,497)	(2,004)	—
Other financing activities	—	35	—
Net cash (used in) provided by financing activities	(29,306)	2,078	(6,937)
Effect of exchange rate changes on cash and cash equivalents	928	(972)	(179)
Net increase (decrease) in cash and cash equivalents	59,311	(19,244)	(14,429)
Cash and cash equivalents, beginning of period	150,662	169,906	184,335
Cash and cash equivalents, end of period	$209,973	$150,662	$169,906

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Unless the context otherwise requires, the terms "Verint", "we", "us", and "our" in these notes to consolidated financial statements refer to Verint Systems Inc. and its consolidated subsidiaries.

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

Significant Ownership

For all periods presented in these consolidated financial statements, Comverse Technology, Inc. ("CTI"), beneficially owned a majority of our common stock (assuming the conversion of CTI’s preferred stock holdings into common stock) and held a majority of the voting power of our common stock. On February 4, 2013, subsequent to the January 31, 2013 consolidated financial statements contained herein, CTI was merged with and into our new, wholly owned subsidiary, eliminating CTI's majority ownership and control of us. Further details are provided in Note 4, "Merger Agreement with CTI".

During the three years ended January 31, 2013, CTI did not provide us with material levels of corporate or administrative services.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires our management to make estimates and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Measurement Period Adjustments

Please refer to Note 5, "Business Combinations", for information regarding measurement period adjustments related to certain business combinations that have been applied retrospectively to our January 31, 2012 consolidated balance sheet.

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of interest-bearing money market accounts and other highly liquid investments with remaining maturities of three months or less when purchased.

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

Investments

Our investments generally consist of time deposits with maturities in excess of 90 days, marketable debt securities of corporations, the U.S. government, and agencies of the U.S. government. We do not invest in auction rate securities as a matter of policy.

Investments in marketable securities which are classified as available-for-sale are stated at fair value based on market quotes. Investments in time deposits and in certain marketable debt securities which are classified as held-to-maturity are stated at amortized cost. Investments with stated maturities beyond one year are classified as short-term if the securities are highly marketable and readily convertible into cash for current operations. Unrealized gains and losses on available-for-sale securities, net of deferred taxes, are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We recognize realized gains and losses upon sale of short-term investments and declines in value deemed to be other than temporary using the specific identification method. Interest on short-term investments is recognized within income when earned.

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

Accounts receivable, net, includes costs in excess of billings and estimated earnings on arrangements recognized under contract accounting methods, representing revenue recognized on contracts for which billing will occur in subsequent periods, in accordance with the terms of the contracts. Costs in excess of billings and estimated earnings on such contracts were $5.1 million and $11.2 million as of January 31, 2013 and 2012, respectively.

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

The following table summarizes the activity in our allowance for doubtful accounts for the years ended January 31, 2013, 2012, and 2011:

	Year Ended January 31,
(in thousands)	2013	2012	2011
Balance at beginning of year	$2,929	$5,395	$4,706
Provisions charged to expense	250	399	1,832
Amounts written off	(1,520)	(2,912)	(1,126)
Other (1)	116	47	(17)
Balance at end of year	$1,775	$2,929	$5,395
(1) Includes balances from acquisitions and changes in balances resulting from fluctuations in foreign currency exchange rates.

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

Goodwill, Other Acquired Intangible Assets, and Long-lived Assets

We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value. Other acquired intangible assets include identifiable acquired technologies, in-process research and development ("IPR&D"), trade names, customer relationships, distribution networks, non-competition agreements, and sales backlog. We amortize the cost of finite-lived identifiable intangible assets on a straight-line basis, which approximates the pattern in which the economic benefits of the assets are expected to be realized, over their estimated useful lives, which are periods of ten years or less.

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

For reporting units where we perform the two-step process, we utilize some or all of three primary approaches to assess fair value: (a) an income-based approach, using projected discounted cash flows, (b) a market-based approach, using multiples of comparable companies, and (c) a transaction-based approach, using multiples for recent acquisitions of similar businesses made in the marketplace. Our estimate of fair value of each reporting unit is based on a number of subjective factors, including: (a) appropriate consideration of valuation approaches (income approach, comparable public company approach, and comparable transaction approach), (b) estimates of future growth rates, (c) estimates of our future cost structure, (d) discount rates for our estimated cash flows, (e) selection of peer group companies for the public company and the market transaction approaches, (f) required levels of working capital, (g) assumed terminal value, and (h) time horizon of cash flow forecasts.

We did not record any impairment of goodwill for the years ended January 31, 2013, 2012, and 2011.

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

Our IPR&D assets were acquired during the fourth quarter of the year ended January 31, 2012, and we did not record any impairment of these IPR&D assets for the years ended January 31, 2013 and 2012.

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

No impairments of long-lived assets were recorded during the years ended January 31, 2013, 2012, and 2011.

Fair Values of Financial Instruments

Our recorded amounts of cash and cash equivalents, restricted cash and bank time deposits, accounts receivable, investments, and accounts payable approximate fair value, due to the short-term nature of these instruments. We measure certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Fair value disclosures regarding our money market funds, derivative financial instruments, and long-term debt are included in Note 13, "Fair Value Measurements".

Derivative Financial Instruments

As part of our risk management strategy, when considered appropriate, we use derivative financial instruments including forward contracts and interest rate swap agreements to hedge against certain foreign currency and interest rate exposures. Our intent is to mitigate gains and losses caused by the underlying exposures with offsetting gains and losses on the derivative contracts. By policy, we do not enter into speculative positions with derivative instruments. The criteria we use for designating a derivative as a hedge include contemporaneous and ongoing documentation of the instrument’s effectiveness in risk reduction and direct matching of the financial instrument to the underlying transaction. We record all derivatives as assets or liabilities on our consolidated balance sheets at their fair values. Gains and losses from the changes in values of these derivatives are accounted for based on the use of the derivative and whether it qualifies for hedge accounting.

For the years ended January 31, 2013, 2012, and 2011, certain foreign currency forward contracts qualified for accounting as hedges and accordingly, the effective portions of the changes in fair value of these instruments were recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets, net of applicable income taxes. The ineffective portion, if any, of these contracts is reported in other income (expense), net. For derivative financial instruments not accounted for as hedges, gains and losses from changes in their fair values are reported in other income (expense), net. See Note 14, "Derivative Financial Instruments", for further details regarding our hedging activities and related accounting policies.

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

Segment Reporting

We have three operating segments, which are also our reportable segments, Enterprise Intelligence Solutions ("Enterprise
Intelligence"), Video and Situation Intelligence Solutions ("Video Intelligence"), and Communications and Cyber Intelligence
Solutions ("Communications Intelligence"). We determine our reportable segments based on a number of factors our management uses to evaluate and run our business operations, including similarities of customers, products and technology. Our Chief Executive Officer is our chief operating decision maker, who utilizes segment revenue and segment operating contribution as the primary basis for assessing financial results of segments and for the allocation of resources. See Note 18, "Segment, Geographic, and Significant Customer Information", for a full description of our segments and related accounting policies.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board ("FASB") issued amended revenue recognition accounting standards that removed tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry-specific software revenue recognition guidance. Also in October 2009, the FASB amended the requirements for establishing separate units of accounting in a multiple-deliverable arrangement, requiring the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The selling price used for each deliverable will be based on vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. We elected to prospectively adopt the provisions of this guidance as of February 1, 2011 for new and materially modified transactions entered into on or after that date.

We derive and report our revenue in two categories: (a) product revenue, including sale of hardware products (which include software that works together with the hardware to deliver the product's essential functionality) and licensing of software products, and (b) service and support revenue, including revenue from installation services, post-contract customer support ("PCS"), project management, hosting services, software-as-a-service ("SaaS"), product warranties, consulting and training services.

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

Our multiple-element arrangements consist of a combination of our product and service offerings that may be delivered at various points in time. For arrangements within the scope of the multiple-deliverable guidance, a deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. For multiple-element arrangements comprised only of hardware products and related services, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. The total transaction revenue is allocated to the multiple elements based on each element's relative selling price compared to the total selling price. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

Our policy for establishing VSOE for installation, consulting, and training is based upon an analysis of separate sales of services. We utilize either the substantive renewal rate approach or the bell-shaped curve approach to establish VSOE for our PCS offerings, depending upon the business segment, geographical region, or product line.

TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in stand-alone sales to similarly situated customers. However, as most of our products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products' selling prices are on a stand-alone basis, the Company is not typically able to determine TPE.

If we are unable to determine the selling price because VSOE or TPE does not exist, we determine ESP for the purposes of allocating the arrangement by considering several external and internal factors including, but not limited to, pricing practices, similar product offerings, margin objectives, geographies in which we offer our products and services, internal costs, competition, and product life cycle. The determination of ESP is made through consultation with and approval by our management, taking into consideration our go-to-market strategies. We have established processes to update ESP for each element, when appropriate, to ensure that it reflects recent pricing experience.

For multiple-element arrangements comprised only of software products and related services, a portion of the total purchase price is allocated to the undelivered elements, primarily installation services, PCS, consulting and training services, using VSOE of fair value of the undelivered elements. The remaining portion of the total transaction value is allocated to the delivered software, referred to as the residual method. If we are unable to establish VSOE for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered. However, if the only undelivered element is PCS, we recognize the arrangement fee ratably over the PCS period.

For multiple-element arrangements that contain software and software related elements for which we are unable to establish VSOE of one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement's revenue into product revenue and service revenue for financial reporting purposes. Installation services associated with our Communications Intelligence arrangements are included within product revenue as such amounts are not considered material.

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

Some of our arrangements require significant customization of the product to meet the particular requirements of the customer. For these arrangements, revenue is recognized under contract accounting methods, typically using the percentage-of-completion ("POC") method. Under the POC method, revenue recognition is generally based upon the ratio of hours incurred to date to the total estimated hours required to complete the contract. Profit estimates on long-term contracts are revised periodically based on changes in circumstances, and any losses on contracts are recognized in the period that such losses become evident. If the range of profitability cannot be estimated, but some level of profit is assured, revenue is recognized to the extent of costs incurred, until such time that the project's profitability can be estimated or the services have been completed. In the event some level of profitability on a contract cannot be assured, the completed-contract method of revenue recognition is applied.

Our SaaS multiple-element arrangements are typically comprised of subscription and support fees from customers accessing our software, set-up fees, and fees for consultation services. We do not provide the customer the contractual right to take possession of the software at any time during the hosting period under these arrangements. We recognize revenue for subscription and support services over the contract period originating when the subscription service is made available to the customer and the contractual hosting period has commenced. The initial set-up fees are recognized over the longer of the initial contract period or the period the customer is expected to benefit from payment of the up-front fees. Revenue from consultation services is generally recognized as services are completed.

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

Product revenue derived from shipments to resellers and original equipment manufacturers ("OEMs") who purchase our products for resale are generally recognized when such products are shipped (on a "sell-in" basis) since we do not expect our resellers or OEMs to carry inventory of our products. We have historically experienced insignificant product returns from resellers and OEMs, and our payment terms for these customers are similar to those granted to our end-users. If a reseller or OEM develops a pattern of payment delinquency, or seeks payment terms longer than generally accepted, we defer the recognition of revenue until the receipt of cash. Our arrangements with resellers and OEMs are periodically reviewed as our business and products change.

In instances where revenue is derived from sale of third-party vendor services and we are a principal in the transaction, we generally record revenue on a gross basis and record costs related to a sale within cost of revenue. In those cases where we are acting as an agent between the customer and the vendor, revenue is recorded net of costs.

Multiple contracts with a single counterparty executed within close proximity of each other are evaluated to determine if the contracts should be combined and accounted for as a single arrangement. We record reimbursements from customers for out-of-pocket expenses as revenue. Shipping and handling fees and expenses that are billed to customers are recognized in revenue and the costs associated with such fees and expenses are recorded in cost of revenue. Historically, these fees and expenses have not been material. Taxes collected from customers and remitted to government authorities are excluded from revenue.

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

We receive non-refundable grants from the Israel Office of the Chief Scientist ("OCS") that fund a portion of our research and development expenditures. We currently only enter into non-royalty-bearing arrangements with the OCS which do not require us to pay royalties. Funds received from the OCS are recorded as a reduction to research and development expense. Royalties, to the extent paid, are recorded as part of our cost of revenue.

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

Internal-Use Software

We capitalize costs associated with internal-use software systems that have reached the application development stage. These capitalized costs include external direct costs utilized in developing or obtaining the applications and expenses for employees who are directly associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and continues until the project is substantially complete and is ready for its intended purpose. Capitalized costs of computer software developed for internal use are amortized over estimates useful lives of four years on a straight-line basis, which best represents the pattern of the software’s use.

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

We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more-likely-than-not sustainable, based solely on their technical merits, upon examination and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position as the largest amount that we believe is more-likely-than-not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements represent our unrecognized income tax benefits, which we either record as a liability or as a reduction of deferred tax assets. Our policy is to include interest (expense and/or income) and penalties related to unrecognized income tax benefits as a component of income tax expense.

Functional Currency and Foreign Currency Transaction Gains and Losses

The functional currency for most of our foreign subsidiaries is the respective local currency, of which the notable exceptions are our subsidiaries in Israel and Canada, whose functional currencies are the U.S. dollar. Most of our revenue and materials purchased from suppliers are denominated in or linked to the U.S. dollar. Transactions denominated in currencies other than a functional currency (primarily compensation and benefits costs of foreign operations) are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within other income (expense), net in the consolidated statements of operations. We recorded $1.0 million, $1.4 million and $0.9 million of net foreign currency gains for the years ended January 31, 2013, 2012 and 2011, respectively.

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

Net Income Per Common Share Attributable to Verint Systems Inc.

Shares used in the calculation of basic net income per common share are based on the weighted-average number of common shares outstanding during the accounting period. Shares used in the calculation of basic net income per common share include vested but unissued shares underlying awards of restricted stock units when all necessary conditions for earning those shares have been satisfied at the award's vesting date, but exclude unvested shares of restricted stock because they are contingent upon future service conditions. Shares used in the calculation of diluted net income per common share are based on the weighted-average number of common shares outstanding, adjusted for the assumed exercise of all potentially dilutive stock options and other stock-based awards outstanding using the treasury stock method. Shares used in the calculation of diluted net income per common share also include the assumed conversion of our Series A Convertible Perpetual Preferred Stock ("Preferred Stock"), if dilutive. In periods for which we report a net loss, basic net loss per common share and diluted net loss per common share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

Recent Accounting Pronouncements

New Accounting Pronouncements Implemented

In June 2011, the FASB issued amended standards regarding the presentation of comprehensive income. These amendments eliminate the option to present components of other comprehensive income as part of the statement of stockholders’ equity and require the presentation of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB updated this guidance to indefinitely defer the requirement to present items that are reclassified from accumulated other comprehensive income ("AOCI") to net income separately with their respective components of net income and other comprehensive income. This guidance does not change the items that must be reported within other comprehensive income or the criteria for determining when an item of other comprehensive income must be reclassified to net income. This guidance was effective for us on February 1, 2012 and has been applied retrospectively, as required by the standards. Other than the change in presentation, adoption of this guidance did not impact our consolidated financial statements.

In May 2011, the FASB issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in stockholders’ equity. This guidance was effective for us on February 1, 2012, and its adoption did not materially impact our consolidated financial statements.

New Accounting Pronouncements To Be Implemented

In July 2012, the FASB issued amended standards to simplify how entities test indefinite-lived intangible assets for impairment which are intended to improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect these new standards to materially impact our consolidated financial statements.

In February 2013, the FASB issued amended standards regarding disclosure requirements for items reclassified out of AOCI. These amended standards require the disclosure of information about the amounts reclassified out of AOCI by component, and in addition, require disclosure, either on the face of the financial statements or in the notes, of significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. These amended standards do not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements, and is effective for us on February 1, 2013. We do not expect these new standards to materially impact our consolidated financial statements.

2.	NET INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income per common share attributable to Verint Systems Inc. for the years ended January 31, 2013, 2012, and 2011:

	Year Ended January 31,
(in thousands, except per share amounts)	2013	2012	2011
Net income	$58,804	$40,625	$28,585
Net income attributable to noncontrolling interest	4,802	3,632	3,004
Net income attributable to Verint Systems Inc.	54,002	36,993	25,581
Dividends on Preferred Stock	(15,472)	(14,790)	(14,178)
Net income attributable to Verint Systems Inc. for basic net income per common share	38,530	22,203	11,403
Dilutive effect of dividends on Preferred Stock	—	—	—
Net income attributable to Verint Systems Inc. for diluted net income per common share	$38,530	$22,203	$11,403
Weighted-average shares outstanding:
Basic	39,748	38,419	34,544
Dilutive effect of employee equity award plans	564	1,080	2,635
Dilutive effect of assumed conversion of Preferred Stock	—	—	—
Diluted	40,312	39,499	37,179
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.97	$0.58	$0.33
Diluted	$0.96	$0.56	$0.31

We excluded the following weighted-average common shares underlying stock-based awards and the assumed conversion of our Preferred Stock from the calculations of diluted net income per common share because their inclusion would have been anti-dilutive:

	Year Ended January 31,
(in thousands)	2013	2012	2011
Common shares excluded from calculation:
Stock options and restricted stock-based awards	749	813	1,158
Convertible Preferred Stock	11,043	10,625	10,223

3. INVESTMENTS

As of January 31, 2013, our short-term investments consisted of time deposits with maturities in excess of 90 days but less than one year which are classified as held to maturity and are recorded at amortized cost of $13.6 million.

As of January 31, 2012, all of our excess funds were held as cash, cash equivalents, restricted cash, or restricted time deposits.

We have not invested in marketable debt securities with maturities in excess of three months or marketable equity securities during the three-year period ended January 31, 2013, but may do so in the future as permitted under our investment guidelines. We have historically invested in a variety of securities, including U.S. Government, corporation, agency bonds, and auction rate securities, which typically provide higher yields than money market and other cash equivalent investments. As a matter of policy, we no longer invest in auction rate securities.

We received no proceeds from sales of available for sale securities during the years ended January 31, 2013, 2012 and 2011, because all of our available operating funds and our restricted cash were held in the form of cash, cash equivalents and time deposits during those entire years, with the exception of $13.6 million of short-term investments held at January 31, 2013.

4. MERGER AGREEMENT WITH CTI

Overview
On August 12, 2012, we entered into an agreement and plan of merger agreement with CTI (the "CTI Merger Agreement"), providing for the merger of CTI with and into our new, wholly owned subsidiary (the "CTI Merger") upon the terms and subject to the conditions set forth in the CTI Merger Agreement.  Pursuant to the terms of the CTI Merger Agreement, the completion of the CTI Merger was contingent upon, among other things, CTI's completion of a distribution to its shareholders of substantially all of its assets other than its interests in us (the "Comverse share distribution") or other sale or disposition by CTI of these assets. On October 31, 2012, CTI completed the Comverse share distribution in which it distributed all of the outstanding shares of common stock of its subsidiary, Comverse, Inc. ("Comverse"), to its shareholders. As a result of the Comverse share distribution, Comverse became an independent public company and ceased to be a wholly owned subsidiary of CTI.

Following the satisfaction of the various conditions precedent to closing the CTI Merger, including the requisite approval of the CTI Merger Agreement and the transactions contemplated by that agreement by our stockholders and the shareholders of CTI, the CTI Merger was completed on February 4, 2013. As of January 31, 2013, prior to the effective time of the CTI Merger, CTI held approximately a 53.5% beneficial ownership position in us, assuming conversion of all of our Preferred Stock then held by CTI, into shares of our common stock. The CTI Merger eliminated CTI's majority ownership and control of us.

At the closing of the CTI Merger, each issued and outstanding share of CTI common stock was converted into the right to receive new shares of our common stock at an exchange ratio of 0.1298 shares of our common stock for each share of CTI common stock, pursuant to which approximately 28.6 million of newly issued shares of our common stock were exchanged for approximately 220.0 million issued and outstanding shares of CTI common stock. In addition, the 16.3 million shares of our common stock and all shares of our Preferred Stock held by CTI at the time of the CTI Merger were canceled, resulting in approximately 12.3 million incremental shares of our common stock outstanding upon completion of the CTI Merger.

The 28.6 million shares of our common stock issued to CTI shareholders in the CTI Merger were comprised of the following:

•	16.3 million shares in exchange for the same number of shares held by CTI at the time of the CTI Merger.

•
11.2 million shares in exchange for all shares of our Preferred Stock held by CTI at the time of the CTI Merger, calculated using the $366.1 million liquidation preference of the Preferred Stock at the CTI Merger date and a conversion price of $32.66 per share.

•
0.8 million shares determined by dividing a $25.0 million "Target Amount" by $32.78, the average of the daily volume weighted average of the trading prices of our common stock during the 20 consecutive trading days ending on January 31, 2013. The $25.0 million "Target Amount" was determined in accordance with the CTI Merger Agreement and was based on CTI's successful distribution of their Comverse subsidiary to CTI's shareholders, as discussed below, on October 31, 2012.

•
0.3 million shares determined by dividing CTI's $9.9 million positive net worth (as defined in the CTI Merger Agreement) at the effective date of the CTI Merger, by $32.78, the average of the daily volume weighted average of the trading prices of our common stock during the 20 consecutive trading days ending on January 31, 2013. The maximum allowable CTI positive net worth for which consideration was to be paid in the CTI Merger was $10.0 million.

Holders of shares of our common stock immediately prior to the completion of the CTI Merger, other than CTI, continued to own their existing shares, which were not affected by the CTI Merger.

The CTI Merger qualified as a tax-free reorganization for U.S. federal income tax purposes.

Several agreements between Verint and CTI were executed concurrently with the CTI Merger Agreement, including a Voting Agreement and a Governance and Repurchase Rights Agreement, which terminated upon completion of the CTI Merger on February 4, 2013. These agreements governed certain activities of the parties prior to the CTI Merger, and also provided for certain rights and obligations in the event that the CTI Merger Agreement was terminated.

During the year ended January 31, 2013, we incurred expenses associated with this matter of $16.1 million, consisting primarily of legal and other professional fees, which have been expensed as incurred and are reflected within selling, general and administrative expenses.

As noted previously, on October 31, 2012, CTI completed the spin-off of Comverse as an independent, publicly traded company, accomplished by means of a pro rata distribution of 100% of Comverse's outstanding common shares to CTI's shareholders. Following the Comverse share distribution, Comverse and CTI operated independently, and neither had any ownership interest in the other. In order to govern certain ongoing relationships between CTI and Comverse after the Comverse share distribution and to provide mechanisms for an orderly transition, CTI and Comverse entered into a Distribution Agreement, Transition Services Agreement, Tax Disaffiliation Agreement and Employee Matters Agreement in connection with the Comverse share distribution.

The Distribution Agreement, among other things, provides for the allocation between CTI and Comverse of various assets, liabilities and obligations attributable to periods prior to the Comverse share distribution. Under the Distribution Agreement, Comverse agreed to indemnify CTI and its affiliates (including Verint following the CTI Merger) against certain losses arising as a result of the CTI Merger and the Comverse share distribution. Certain of Comverse's indemnification obligations are capped at $25.0 million and certain obligations are uncapped. Pursuant to the terms of the Distribution Agreement, at the closing of the CTI Merger, CTI placed $25.0 million of cash into an escrow account to support indemnification claims to the extent made against Comverse by CTI and its affiliates (including Verint after the CTI Merger). The balance remaining in such escrow account 18 months after the closing of the CTI Merger, if any, will be released to Comverse. The escrow account cannot be used for claims related to an Israeli option holder lawsuit, details of which appear in Note 17, "Commitments and Contingencies".

Under the Transition Services Agreement, each of Comverse and CTI (including Verint after the CTI Merger) provide the other with certain administrative services on an interim basis for agreed upon fees. The Tax Disaffiliation Agreement governs rights, responsibilities and obligations of CTI and Comverse after the Comverse share distribution with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters. The Employee Matters Agreement allocates liabilities and responsibilities relating to CTI and Comverse employee compensation and benefit plans.

Consolidated Financial Statement Impact

For financial reporting purposes, the CTI Merger will be accounted for as our acquisition of CTI in a combination of entities under common control. We will continue as the reporting entity. Common control transactions are transfers and exchanges between entities that are under the control of the same parent, or are transactions in which all of the combining entities are controlled by the same party or parties before and after the transaction and that control is not transitory. When accounting for a transfer of assets or exchange of shares between entities under common control, the entity receiving the net assets or the equity interests recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of the transfer.

As a result of the CTI Merger, our consolidated stockholders' equity will be adjusted to reflect the carrying value of our Preferred Stock, and the carrying values of CTI's net assets, other than its equity interests in Verint, as increases to our additional paid-in capital. Prior to the CTI Merger, our Preferred Stock had been classified as mezzanine equity on our consolidated balance sheet.

Following the October 31, 2012 Comverse share distribution, the net assets of CTI consisted primarily of its controlling equity interests in Verint, as well as certain residual cash and cash equivalents and other sundry net assets. In addition, CTI had net operating loss ("NOL") carryforwards for income tax reporting purposes, and other tax attributes. No CTI employees, operations or business processes moved to the combined company in the CTI Merger. As a result, our existing net assets and operations represent the vast majority of the net assets and all of the operations of the combined company.

As of the closing of the CTI Merger on February 4, 2013, CTI's net assets were approximately $14.3 million, the majority of which consisted of cash and cash equivalents. CTI's net assets also included net deferred tax assets primarily relating to CTI's NOL carryforwards for income tax purposes. The net deferred tax assets were fully offset by unrecognized tax benefits and valuation allowances. All of these amounts are preliminary and are based on the information that was available to us through the date of this report. Final determinations of the values of the assets acquired and liabilities assumed from CTI may differ from these estimates, and will be completed for purposes of preparing our April 30, 2013 consolidated balance sheet.

5.	BUSINESS COMBINATIONS

Year Ended January 31, 2013

We did not complete any business combinations during the year ended January 31, 2013.

Year Ended January 31, 2012

Vovici Corporation

On August 4, 2011, we acquired all of the outstanding shares of Vovici Corporation ("Vovici"), a U.S.-based provider of online survey management and enterprise feedback solutions. This acquisition enhanced our Enterprise Intelligence product suite to include comprehensive voice of the customer software and services offerings, designed to help organizations implement a single-vendor solution set for collecting, analyzing, and acting on customer insights. We have included the financial results of Vovici in our consolidated financial statements since August 4, 2011.

We acquired Vovici for total consideration of $66.1 million, including $56.1 million of cash paid at closing, $0.4 million of which was used to repay Vovici's bank debt. In addition, the consideration also included the exchange of certain unvested Vovici stock options for options to acquire approximately 42,000 shares of our common stock with fair values totaling $1.0 million, of which $0.1 million represented compensation for pre-acquisition services and was included in the consideration transferred and $0.9 million represented compensation for services to be performed subsequent to August 4, 2011, to be recognized as post-acquisition stock-based compensation expense over the remaining vesting periods of the awards. Also included in the consideration was $9.9 million for the fair value of potential additional cash payments to the former Vovici shareholders of up to approximately $19.1 million, payment of which was contingent upon the achievement of certain performance targets over the period from the acquisition date through January 31, 2013.

The $9.9 million acquisition date fair value of the contingent consideration obligation was estimated based on the probability adjusted present value of the consideration expected to be transferred using significant inputs that are not observable in the market. Key assumptions used in this estimate included probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. At each reporting date prior to January 31, 2013, we revalued the contingent consideration obligation to its fair value and recorded increases and decreases in fair value within selling, general and administrative expenses in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligation resulted from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. As of January 31, 2013, $6.4 million has been accrued for the actual contingent consideration earned and expected to be paid to the former Vovici shareholders under this arrangement. No contingent consideration had been paid to the former Vovici shareholders through January 31, 2013.

For the years ended January 31, 2013 and 2012, we recorded benefits of $0.8 million and $2.7 million, respectively, within selling, general and administrative expenses for changes in the fair value of the Vovici contingent consideration obligation, which primarily reflected the impacts of revised expectations of achieving the performance targets and, as of January 31, 2013, reflects the actual contingent consideration earned and expected to be paid.

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

In connection with the purchase price allocation, the estimated fair value of support obligations assumed from Vovici was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs relating to fulfilling the support obligations plus a normal profit margin, which approximates the amount that we believe would be required to pay a third party to assume these obligations. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing support services. These estimated costs did not include any costs associated with selling efforts or research and development or the related margins on these costs. Profit associated with selling efforts is excluded because the selling effort on the support contracts concluded prior to the August 4, 2011 acquisition date. The estimated profit margin was 15%, which we believe best approximated our operating profit margin to fulfill these support obligations. As a result, in allocating the purchase price, we recorded an adjustment to reduce the $5.3 million carrying value of Vovici’s deferred revenue to $2.3 million, representing the estimated fair value of the support obligations assumed. As former Vovici customers have renewed their support contracts, we have recognized revenue at the full contract value over the terms of the contracts.

Revenue attributable to Vovici from August 4, 2011 through January 31, 2012 was $5.0 million. The impact of Vovici on net income for that period was not significant.

Transaction and related costs, consisting primarily of professional fees and integration expenses directly related to the acquisition of Vovici, totaled $0.5 million and $3.4 million for the years ended January 31, 2013 and 2012, respectively. All transaction and related costs were expensed as incurred.

Global Management Technologies

On October 7, 2011, we acquired all of the outstanding shares of Global Management Technologies ("GMT"), a U.S.-based provider of workforce management solutions whose software and services are widely used by organizations, particularly in retail branch banking environments. This acquisition added key functionality to our Enterprise Intelligence product suite. We have included the financial results of GMT in our consolidated financial statements since October 7, 2011.

We acquired GMT for total consideration of $36.6 million, including $24.6 million of cash paid at closing. In addition, the consideration included $12.0 million for the fair value of potential additional cash payments to the former GMT shareholders of up to approximately $17.4 million, payment of which is contingent upon the achievement of certain performance targets over the period from the acquisition date through January 31, 2014.

The $12.0 million acquisition date fair value of the contingent consideration obligation was estimated based on the probability adjusted present value of the consideration expected to be transferred using significant inputs that are not observable in the market. Key assumptions used in this estimate included probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. At each reporting date, we revalue the contingent consideration obligation to its fair value and record increases and decreases in fair value within selling, general and administrative expenses in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.

For the years ended January 31, 2013 and 2012, we recorded benefits of $6.8 million and $2.4 million, respectively, within selling, general and administrative expenses for changes in the fair value of the GMT contingent consideration obligation, which primarily reflected the impacts of revised expectations of achieving the performance targets.  As of January 31, 2013, the fair value of this contingent consideration was $2.8 million, and no payments had been made to the former GMT shareholders under this arrangement.

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

In connection with the purchase price allocation, the estimated fair value of support obligations assumed from GMT was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin, which approximates the amount that we believe would be required to pay a third party to assume the support obligations. The estimated costs to fulfill the support obligations were based on the historical direct costs related to providing support services. These estimated costs did not include any costs associated with selling efforts or research and development or the related margins on these costs. Profit associated with selling efforts is excluded because the selling effort on the support contracts was concluded prior to October 7, 2011. The estimated profit margin was 20%, which we believe best approximated our operating profit margin to fulfill these support obligations. As a result, in allocating the purchase price, we recorded an adjustment to reduce the $4.3 million carrying value of GMT’s deferred revenue to $1.2 million, representing the estimated fair value of the support obligations assumed. As former GMT customers have renewed their support contracts, we have recognized revenue at the full contract value over the terms of the contracts.

Revenue and the impact on net income attributable to GMT from October 7, 2011 through January 31, 2012 were not significant.

Transaction and related costs, consisting primarily of professional fees and integration expenses directly related to the acquisition of GMT, totaled $0.4 million and $1.6 million for the years ended January 31, 2013 and 2012, respectively. All transaction and related costs were expensed as incurred.

Other Business Combinations

During the year ended January 31, 2012, we executed the following additional business combinations:

•
On March 30, 2011, we acquired all of the outstanding shares of a privately held company, based in Israel, that has been integrated into our Video Intelligence operating segment. This acquisition broadened our Video Intelligence product line.

•
On August 2, 2011, we acquired all of the outstanding shares of a privately held provider of communications intelligence solutions, data retention services, and network performance management, based in the Americas region. This acquisition expanded our Communications Intelligence product portfolio and increased our presence in this region.

•	On November 1, 2011, we acquired certain technology and other assets for use in our Communications Intelligence operating segment in a transaction that qualified as a business combination.

•	On November 10, 2011, we acquired certain technology and other assets for use in our Enterprise Intelligence operating segment in a transaction that qualified as a business combination.

•
On January 5, 2012, we acquired all of the outstanding shares of a privately held provider of web intelligence technology, based in the EMEA region, that has been integrated into our Communications Intelligence operating segment.

The combined consideration for these business combinations was approximately $55.2 million, including $33.8 million of combined cash paid at the closings. We also agreed to make potential additional cash payments to the respective former shareholders aggregating up to approximately $41.0 million, payment of which is contingent upon the achievement of certain performance targets over periods ending through January 31, 2015. The combined fair values of these contingent consideration obligations were estimated to be $20.5 million as of the respective acquisition dates.

For the years ended January 31, 2013 and 2012, we recorded charges of $1.4 million and net benefits of $0.4 million, respectively, within selling, general and administrative expenses for changes in the aggregate fair values of the contingent consideration obligations associated with these acquisitions, reflecting the impacts of revised expectations of achieving the performance targets, as well as decreases in the discount periods since the acquisition dates.  As of January 31, 2013, the aggregate fair value of the contingent consideration obligations associated with these acquisitions was $15.8 million. During the year ended January 31, 2013, we made payments of $5.7 million to the respective former shareholders or asset owners under these arrangements. No such payments were made during the year ended January 31, 2012.

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

Intangible assets acquired in these business combinations included several IPR&D assets with estimated fair values totaling $2.5 million. IPR&D assets are considered indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts. The fair values of the IPR&D assets were estimated by projecting the costs required to develop the IPR&D assets into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present values. We will amortize these intangible assets once the projects are complete. Currently, we expect to complete these projects during the year ended January 31, 2014. IPR&D assets are subject to impairment testing at least annually, or more frequently if circumstances are identified indicating the potential for impairment.

Among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the additions of skilled, assembled workforces. Of the $30.5 million of goodwill associated with these business combinations, $10.1 million was assigned to our Video Intelligence segment and is not deductible for income tax purposes, $2.0 million was assigned to our Enterprise Intelligence segment and is not deductible for income tax purposes, and $18.4 million was assigned to our Communications Intelligence segment, of which $8.3 million is deductible, and $10.1 million is not deductible, for income tax purposes.

Revenue and the impact on net income attributable to these acquisitions for the year ended January 31, 2012 were not significant.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.8 million and $5.0 million for the years ended January 31, 2013 and 2012, respectively. All transaction and related costs were expensed as incurred.

In connection with the foregoing August 2, 2011 Communications Intelligence acquisition, the purchase price allocation included liabilities for uncertain tax positions and certain other liabilities associated with pre-acquisition business activities of the acquired company. Based upon our evaluation of these matters, including assessments of additional information obtained subsequent to the August 2, 2011 acquisition date regarding facts and circumstances that existed as of the acquisition date, the purchase price allocation for this acquisition included current liabilities of approximately $4.7 million associated with certain other pre-acquisition business activities of the acquired company and long-term liabilities of approximately $5.2 million associated with uncertain tax positions of the acquired company. Corresponding indemnification assets of $4.7 million and $5.2 million, respectively, classified in the same manner, were also recorded as components of the purchase price allocation for this acquisition, recognizing the selling shareholders’ contractual obligation to indemnify us for these pre-acquisition liabilities and were measured on the same basis as the corresponding liabilities.

As of January 31, 2012, the liability associated with certain other pre-acquisition business activities of the acquired company was $4.0 million and was included within accrued expenses and other current liabilities, and the liability for pre-acquisition uncertain tax positions was $4.7 million and was included within other liabilities. Corresponding indemnification assets of $4.0 million and $4.7 million were reflected within prepaid expenses and other current assets and other assets, respectively. The changes in these carrying values during the year ended January 31, 2012 reflected derecognition of certain liabilities and corresponding indemnification assets and the impact of foreign currency exchange rate fluctuations. These changes were offsetting and therefore did not impact our consolidated statement of operations for the year ended January 31, 2012.

As of January 31, 2013, the liability associated with certain other pre-acquisition business activities of the acquired company, included within accrued expenses and other current liabilities, and the corresponding indemnification asset, reflected within prepaid expenses and other current assets, were $3.0 million. The changes in these carrying values during the year ended January 31, 2013 reflected derecognition of certain liabilities and corresponding indemnification assets and the impact of foreign currency exchange rate fluctuations.  These changes were offsetting and therefore did not impact our consolidated statement of operations for the year ended January 31, 2013.

As of January 31, 2013, the liability associated with pre-acquisition uncertain tax positions of the acquired company was $3.0 million and was included within other liabilities. During the year ended January 31, 2013, based upon our assessment of the collectibility of the indemnification from the former shareholders of the acquired company, we recognized a $0.4 million impairment of the indemnification asset associated with these liabilities, which is included in other income (expense), net. As a result, the indemnification asset associated with these liabilities was $2.6 million as of January 31, 2013 and is included within other assets. In addition, during the year ended January 31, 2013, we met the criteria required to adjust a certain pre-acquisition uncertain tax position, so the applicable $1.1 million tax liability was reversed and was reflected as a component of the provision for income taxes for the year ended January 31, 2013 in the accompanying consolidated statements of operations. Because the liability for the uncertain tax position was reversed, we also recorded a write-off of the corresponding $1.1 million indemnification asset, which is included in other income (expense), net. The carrying values of these assets and liabilities were also impacted by foreign currency exchange rate fluctuations.

Purchase Price Allocations

As of January 31, 2012, the purchase price allocations for business acquisitions completed during the year ended January 31, 2012 were provisional and were based on the information that was available to us as of the respective acquisition dates, and represented our best estimates of the fair values of the assets acquired and liabilities assumed.

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

Changes to a provisional purchase price allocation resulting from additional information obtained about facts and circumstances that existed as of the acquisition date are adjusted retrospectively to the consolidated financial statements.  Accordingly, our January 31, 2012 consolidated balance sheet has been revised to reflect the impacts of these adjustments.  These adjustments resulted in decreases to goodwill of $2.9 million, intangible assets, net of $0.6 million, accrued expenses and other current liabilities of $0.2 million, and other liabilities of $3.1 million, and a $0.2 million increase to other assets.  Accounts payable was increased by a negligible amount.

These adjustments did not materially impact our consolidated statements of operations.

The purchase price allocation for the acquisition of GMT did not change subsequent to January 31, 2012.

No purchase price allocation adjustments were identified subsequent to April 30, 2012, and the purchase price allocations for all acquisitions executed during the year ended January 31, 2012 are now complete.

The following table sets forth the components and the allocations of the purchase prices for the acquisitions of Vovici and GMT, as well as for the combined purchase prices for our other individually insignificant acquisitions completed during the year ended January 31, 2012, reflecting all subsequent purchase price allocation adjustments:

(in thousands)	Vovici	GMT	Other Acquisitions
Components of Purchase Price:
Cash	$55,708	$24,596	$33,835
Fair value of contingent consideration	9,900	12,000	20,504
Fair value of stock options	60	—	—
Bank debt, repaid at closing	435	—	—
Other purchase price adjustments	—	—	816
Total purchase price	$66,103	$36,596	$55,155

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$1,106	$512	$842
Other current assets	5,398	1,717	15,650
Other assets	913	483	5,579
Current and other liabilities	(2,931)	(1,915)	(15,419)
Deferred revenue	(2,264)	(1,234)	(944)
Bank debt	—	—	(3,330)
Deferred income taxes - current and long-term	(6,021)	(108)	186
Net tangible assets (liabilities)	(3,799)	(545)	2,564
Identifiable intangible assets:
Developed technology	11,300	7,400	9,743
Customer relationships	15,400	6,200	7,040
Trademarks and trade names	1,700	400	1,350
In-process research and development assets	—	—	2,500
Other identifiable intangible assets	—	—	1,421
Total identifiable intangible assets (1)	28,400	14,000	22,054
Goodwill	41,502	23,141	30,537
Total purchase price	$66,103	$36,596	$55,155

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

Year Ended January 31, 2011

On February 4, 2010, we acquired all of the outstanding shares of Iontas Limited ("Iontas"), a privately held provider of desktop analytics solutions which measure application usage and analyze workflows to help improve staff performance in contact center, branch, and back-office operations environments. We acquired Iontas to, among other objectives, expand the desktop analytical capabilities of our Enterprise Intelligence solutions. We have included the financial results of Iontas in our consolidated financial statements since February 4, 2010.

We acquired Iontas for total consideration valued at $21.7 million, including cash consideration of $17.7 million paid at closing, and additional milestone-based contingent payments of up to $3.8 million tied to certain performance targets being achieved over the two-year period following the acquisition date. The acquisition-date fair value of the contingent consideration was estimated to be $3.2 million. The purchase price also included $1.5 million of prepayments for product licenses and support services procured from Iontas prior to the acquisition date, partially offset by $0.7 million of trade accounts payable to Iontas as of the acquisition date.

The consideration paid to acquire Iontas was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, which included $6.9 million for developed technology, $0.3 million for non-competition agreements, $1.7 million for tangible net assets, and $12.8 million of goodwill. The developed technology and non-competition agreements were assigned estimated useful lives of six years and three years, respectively, the weighted average of which is 5.9 years.

Among the factors that contributed to the recognition of goodwill in this transaction were the expansion of our desktop analytical capabilities, the expansion of our suite of products and services, and the addition of an assembled workforce. This goodwill was assigned to our Enterprise Intelligence segment and is not deductible for income tax purposes.

We recorded the $3.2 million acquisition-date estimated fair value of the contingent consideration as a component of the purchase price of Iontas. Expenses of $0.2 million and $0.3 million for the years ended January 31, 2012 and 2011, respectively, reflecting increases in the fair value of this contingent consideration obligation, were recorded within selling, general and administrative expenses for those periods. During the year ended January 31, 2012, $2.0 million of the previously recorded contingent consideration was paid to the former shareholders of Iontas. The estimated fair value of the remaining contingent consideration was $1.7 million as of January 31, 2012, which was subsequently paid to the former Iontas shareholders during the year ended January 31, 2013.  We have no further contingent consideration obligations for this business combination.

Transaction costs, primarily professional fees directly related to the acquisition of Iontas, totaled $1.3 million and were expensed as incurred.

The integration of Iontas into our business subsequent to the acquisition made it impractical to quantify revenue and the impact on net income from Iontas for the year ended January 31, 2011.

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

Pro Forma Information

The following table provides unaudited pro forma financial information for the year ended January 31, 2012, as if Vovici and GMT had been acquired on February 1, 2010.  These unaudited pro forma results reflect certain adjustments related to these acquisitions, such as amortization expense on finite-lived intangible assets acquired from Vovici and GMT.  The unaudited pro forma results do not include any operating efficiencies or potential cost savings which may result from these business combinations.  Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions occurred on February 1, 2010, nor are they indicative of future operating results. The pro forma impact of the other business combinations completed during the year ended January 31, 2012 was not material to our historical consolidated operating results and is therefore not presented.

Year Ended
(in thousands)	January 31, 2012
Revenue	$804,006
Net income attributable to Verint Systems Inc. common shares	$28,862

6.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of January 31, 2013 and 2012:

	January 31, 2013
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$225,321	$(117,903)	$107,418
Acquired technology	93,860	(64,617)	29,243
Trade names	12,737	(10,537)	2,200
Non-competition agreements	5,516	(4,227)	1,289
Distribution network	2,440	(1,596)	844
Backlog	843	(76)	767
Total intangible assets with finite lives	340,717	(198,956)	141,761
In-process research and development, with indefinite lives	2,500	—	2,500
Total	$343,217	$(198,956)	$144,261

	January 31, 2012
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$225,554	$(95,173)	$130,381
Acquired technology	94,027	(49,732)	44,295
Trade names	12,824	(9,805)	3,019
Non-competition agreements	5,779	(3,656)	2,123
Distribution network	2,440	(1,352)	1,088
Backlog	843	(19)	824
Total intangible assets with finite lives	341,467	(159,737)	181,730
In-process research and development, with indefinite lives	2,500	—	2,500
Total	$343,967	$(159,737)	$184,230

The following table presents net acquisition-related intangible assets by reportable segment as of January 31, 2013 and 2012:

	January 31,
(in thousands)	2013	2012
Enterprise Intelligence	$126,341	$160,258
Video Intelligence	3,880	5,059
Communications Intelligence	14,040	18,913
Total	$144,261	$184,230

Intangible assets and goodwill have been retrospectively adjusted at January 31, 2012 to reflect measurement period adjustments to the purchase price allocations for several business combinations completed during the year ended January 31, 2012.  These adjustments were identified during the three months ended April 30, 2012, and resulted from new information obtained about facts and circumstances that existed as of the respective acquisition dates. Intangible assets were changed to reduce acquired technology and customer relationships by $0.3 million and $0.4 million, respectively, entirely within our Communications Intelligence segment.  Further details regarding these adjustments appear in Note 5, "Business Combinations".

Total amortization expense recorded for acquisition-related intangible assets was $39.3 million, $35.3 million and $30.6 million for the years ended January 31, 2013, 2012, and 2011, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2014	$34,557
2015	30,947
2016	29,532
2017	26,753
2018	10,484
2019 and thereafter	9,488
Total	$141,761

No impairment indicators were identified for finite-lived intangible assets during the years ended January 31, 2013, 2012 and 2011. Our in-process research and development assets were acquired during the year ended January 31, 2012, and no impairment indicators were identified for these assets during the years ended January 31, 2013 and 2012.

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

Goodwill activity for the years ended January 31, 2013, and 2012, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Enterprise Intelligence	Video Intelligence	Communications Intelligence
Year Ended January 31, 2012:
Goodwill, gross, at January 31, 2011	$805,539	$707,202	$66,789	$31,548
Accumulated impairment losses through January 31, 2011	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at January 31, 2011	738,674	676,411	30,715	31,548
Business acquisitions (1)	95,180	66,643	10,141	18,396
Foreign currency translation and other (1)	(5,096)	(3,547)	(716)	(833)
Goodwill, net, at January 31, 2012	$828,758	$739,507	$40,140	$49,111

Year Ended January 31, 2013:
Goodwill, gross, at January 31, 2012	$895,623	$770,298	$76,214	$49,111
Accumulated impairment losses through January 31, 2012	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at January 31, 2012	828,758	739,507	40,140	49,111
Foreign currency translation and other	1,151	1,440	589	(878)
Goodwill, net, at January 31, 2013	$829,909	$740,947	$40,729	$48,233

Balance at January 31, 2013:
Goodwill, gross, at January 31, 2013	$896,774	$771,738	$76,803	$48,233
Accumulated impairment losses through January 31, 2013	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at January 31, 2013	$829,909	$740,947	$40,729	$48,233

(1) As noted previously, goodwill balances at January 31, 2012 have been retrospectively adjusted to reflect measurement period adjustments to the purchase price allocations for several business combinations completed during the year ended January 31, 2012.  These adjustments reduced goodwill by $2.9 million, including $2.7 million and $0.2 million in our Communications Intelligence and Enterprise Intelligence segments, respectively.  Activity presented in the table above reflects the impacts of these adjustments. Further details regarding these adjustments appear in Note 5, "Business Combinations".

The results of our goodwill impairment testing as of November 1, 2012, 2011, and 2010 indicated that the fair values of all our reporting units significantly exceeded their net carrying values, and no indicators of potential impairment were identified between November 1 and January 31 in each of the years ended January 31, 2013, 2012 and 2011. Therefore, no goodwill impairment was identified for the years ended January 31, 2013, 2012 and 2011.

7.	LONG-TERM DEBT

The following table summarizes our long-term debt at January 31, 2013 and 2012:

	January 31,
(in thousands)	2013	2012
Term loan facility:
Gross borrowings	$576,000	$597,000
Unamortized debt discount	(2,199)	(2,685)
Other debt	2,888	3,064
Total debt	576,689	597,379
Less: current maturities	5,867	6,228
Long-term debt	$570,822	$591,151

In May 2007, we entered into a $675.0 million secured credit agreement (the "2007 Credit Agreement") comprised of a $650.0 million seven-year term loan facility and a $25.0 million six-year revolving line of credit.  The borrowing capacity under the revolving line of credit was increased to $75.0 million in July 2010.

In April 2011, we entered into a new credit agreement (the "2011 Credit Agreement") and concurrently terminated the 2007 Credit Agreement.  The 2011 Credit Agreement provided for $770.0 million of secured credit facilities, comprised of a $600.0 million term loan maturing in October 2017 and a $170.0 million revolving credit facility maturing in April 2016, subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the 2011 Credit Agreement.

The 2011 Credit Agreement included an original issuance term loan discount of 0.50%, or $3.0 million, resulting in net term loan proceeds of $597.0 million.  This discount was being amortized as interest expense over the term of the term loan using the effective interest method.

The majority of the term loan proceeds under the 2011 Credit Agreement were used to repay all $583.2 million of outstanding term loan borrowings under the 2007 Credit Agreement at the closing date of the 2011 Credit Agreement.  There were no outstanding borrowings under the revolving credit facility under the 2007 Credit Agreement at the closing date.

On March 6, 2013, we entered into an amendment and restatement agreement with the lenders under the 2011 Credit Agreement providing for the amendment and restatement of the 2011 Credit Agreement (as amended and restated, the "2013 Amended Credit Agreement"). The 2013 Amended Credit Agreement provides for $850.0 million of senior secured credit facilities, comprised of (i) a $650.0 million term loan maturing in September 2019 and (ii) a $200.0 million revolving credit facility maturing in March 2018, subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the 2013 Amended Credit Agreement.

The majority of the proceeds of the term loan under the 2013 Amended Credit Agreement were used to repay all $576.0 million of outstanding term loan borrowings under the 2011 Credit Agreement at the March 6, 2013 closing date of the 2013 Amended Credit Agreement.  There were no outstanding borrowings under the 2011 Credit Agreement's revolving credit facility at the closing date.

The terms and conditions of the 2011 Credit Agreement described below have been superseded by the terms and conditions of the 2013 Amended Credit Agreement, although some terms and conditions have remained consistent. Further details regarding the 2013 Amended Credit Agreement appear in Note 19, "Subsequent Events".

Loans under the 2011 Credit Agreement incurred interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at our election:

(a)in the case of Eurodollar loans, the Adjusted LIBO Rate plus 3.25% (or, if our corporate credit ratings were at least BB- and Ba3 or better, 3.00%).  The Adjusted LIBO Rate was the greater of (i) 1.25% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the 2011 Credit Agreement), and

(b)in the case of Base Rate loans, the Base Rate plus 2.25% (or, if our corporate credit ratings were at least BB- and Ba3 or better, 2.00%). The Base Rate was the greatest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the 2011 Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

We incurred debt issuance costs of $14.8 million in connection with the 2011 Credit Agreement, which we deferred and classified within other assets.  We were amortizing those deferred costs as interest expense over the term of the 2011 Credit Agreement.  Of those deferred costs, $10.2 million were associated with the term loan and were being amortized using the effective interest rate method, and $4.6 million were associated with the revolving credit facility and were being amortized on a straight-line basis.

At the closing date of the 2011 Credit Agreement, there were $9.0 million of unamortized deferred costs associated with the 2007 Credit Agreement.  Upon repayment of the term loan under the 2007 Credit Agreement, $8.1 million of these fees were expensed as a loss on extinguishment of debt.  The remaining $0.9 million of these fees were associated with lenders that provided commitments for revolving credit facilities under both the 2007 and 2011 Credit Agreements, which remained deferred and were being amortized over the term of the 2011 Credit Agreement.

As of January 31, 2013, the interest rate on the term loan was 4.50%.  Including the impact of the 0.50% original issuance term loan discount and the deferred debt issuance costs, the effective interest rate on our term loan was approximately 4.90% as of January 31, 2013. As of January 31, 2012, the interest rate on the term loan was also 4.50% .

We were required to pay a commitment fee equal to 0.50% per annum on the unused portion of the revolving credit facility under the 2011 Credit Agreement, payable quarterly, and customary administrative agent and letter of credit fees.

Optional prepayments of the loans were permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates. The loans were also subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flow (as defined in the 2011 Credit Agreement), and certain other events.  Prepayments were applied first to the eight immediately following scheduled term loan principal payments, then pro rata to other remaining scheduled term loan principal payments, if any, and thereafter as otherwise provided in the 2011 Credit Agreement.

The 2011 Credit Agreement originally required us to make term loan principal payments of $1.5 million per quarter through August 2017, beginning in August 2011, with the remaining balance due in October 2017. In January 2013, we made an optional term loan prepayment of $15.0 million, $1.5 million of which was applied to the principal payment otherwise due on February 1, 2013, $10.5 million which would have been applied to the seven immediately following principal payments, and $3.0 million of which would have been applied pro rata to the remaining principal payments. The requirements for mandatory excess cash flow payments, which were otherwise payable in April 2013 and April 2014 under the 2011 Credit Agreement, were canceled by the 2013 Amended Credit Agreement. A mandatory excess cash flow payment was not required for the year ended January 31, 2012.

Future scheduled principal payments on our term loan as of January 31, 2013, after giving effect to the $15.0 million optional prepayment made in January 2013, consisted of $6.0 million due in each of the years ended January 31, 2016 and 2017, respectively, and $564.1 million due in the year ended January 31, 2018. These future scheduled principal payments were canceled by the 2013 Amended Credit Agreement. Future scheduled principal payments on the term loan under the 2013 Amended Credit Agreement, including $4.9 million of scheduled principal payments due for the year ended January 31, 2014 which are presented within current maturities of long-term debt on our January 31, 2013 consolidated balance sheet, are presented in the following table:

(in thousands)
Years Ending January 31,	Amount
2014	$4,875
2015	6,500
2016	6,500
2017	6,500
2018	6,500
2019 and thereafter	619,125
Total	$650,000

We incurred interest on borrowings under our credit facilities of $27.1 million, $28.1 million and $26.2 million during the years ended January 31, 2013, 2012 and 2011, respectively. In addition, we recorded $3.0 million, $2.8 million and $2.8 million, during the years ended January 31, 2013, 2012 and 2011, respectively, for amortization of our deferred debt issuance costs, which is also reported within interest expense on our consolidated statements of operations.  Included in the deferred debt-related cost amortization for the years ended January 31, 2013 and 2011 were $0.2 million and $0.3 million, respectively, of additional amortization associated with unscheduled principal repayments in those years. In addition, during the years ended January 31, 2013 and 2012, we also recorded $0.5 million and $0.3 million, respectively, for amortization of the original issuance term loan discount associated with the 2011 Credit Agreement, which is also reported within interest expense on our consolidated statements of operations. Included in the original issuance term loan discount amortization for the year ended January 31, 2013 was $0.1 million of additional amortization associated with the unscheduled principal repayment in that year.

Obligations under the 2011 Credit Agreement were guaranteed by substantially all of our domestic subsidiaries and certain foreign subsidiaries that have elected to be disregarded for U.S. tax purposes and are secured by security interests in substantially all of our and their assets, subject to certain exceptions detailed in the 2011 Credit Agreement and related ancillary documents.

The 2011 Credit Agreement contained customary affirmative and negative covenants for credit facilities of this type, and also contained a financial covenant that required us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2011 Credit Agreement) of no greater than 5.00 to 1 until July 31, 2013 and no greater than 4.50 to 1 thereafter.

The 2011 Credit Agreement provided for customary events of default with corresponding grace periods. Upon an event of default, all of our indebtedness under the 2011 Credit Agreement could have been declared immediately due and payable, and the lenders’ commitments to provide loans under the Credit Agreement could have been terminated.

In connection with a business combination completed during the year ended January 31, 2012, we assumed approximately $3.3 million of development bank and government debt in the Americas region.  This debt is payable in periods through February 2017 and bears interest at varying rates.  As of January 31, 2013 and 2012, the majority of this debt was incurring interest at annual rates of 6.50% and 7.00%, respectively.  The carrying value of this debt was approximately $2.5 million and $3.1 million at January 31, 2013 and 2012, respectively.

8.	SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Consolidated Balance Sheets

Inventories consisted of the following as of January 31, 2013 and 2012:

	January 31,
(in thousands)	2013	2012
Raw materials	$4,263	$4,959
Work-in-process	5,633	5,777
Finished goods	5,118	3,678
Total inventories	$15,014	$14,414

Property and equipment, net consisted of the following as of January 31, 2013 and 2012:

	January 31,
(in thousands)	2013	2012
Land	$3,917	$3,741
Buildings	2,204	2,204
Leasehold improvements	17,964	11,554
Software	28,672	27,694
Equipment, furniture, and other	55,293	49,298
	108,050	94,491
Less: accumulated depreciation and amortization	(69,889)	(66,202)
Total property and equipment, net	$38,161	$28,289

Depreciation expense on property and equipment was $11.8 million, $10.8 million and $11.4 million the years ended January 31, 2013, 2012, and 2011, respectively.

Other assets consisted of the following as of January 31, 2013 and 2012:

	January 31,
(in thousands)	2013	2012
Deferred debt issuance costs, net	$11,275	$14,060
Long-term restricted cash and time deposits	3,379	—
Other	11,204	14,901
Total other assets	$25,858	$28,961

Accrued expenses and other liabilities consisted of the following as of January 31, 2013 and 2012:

	January 31,
(in thousands)	2013	2012
Compensation and benefits	$60,982	$56,873
Billings in excess of costs and estimated earnings on uncompleted contracts	41,717	38,960
Professional and consulting fees	14,387	8,140
Derivative financial instruments - current portion	542	530
Distributor and agent commissions	2,958	4,954
Taxes other than income taxes	9,515	11,530
Interest on indebtedness	4,569	4,701
Contingent consideration - current portion	13,961	10,152
Other	28,341	32,051
Total accrued expenses and other liabilities	$176,972	$167,891

Other liabilities consisted of the following as of January 31, 2013 and 2012:

	January 31,
(in thousands)	2013	2012
Unrecognized tax benefits, including interest and penalties	$37,873	$23,883
Obligations for severance compensation	2,881	3,027
Contingent consideration - long-term portion	11,080	28,494
Other	8,362	3,784
Total other liabilities	$60,196	$59,188

Consolidated Statements of Operations

Other income (expense), net consisted of the following for the years ended January 31, 2013, 2012, and 2011:

	Year Ended January 31,
(in thousands)	2013	2012	2011
Foreign currency gains, net	$960	$1,382	$857
Losses on derivative financial instruments, net	(399)	(896)	(5,864)
Other, net	(1,847)	(974)	(131)
Total other expense, net	$(1,286)	$(488)	$(5,138)

Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our consolidated cash flows for the years ended January 31, 2013, 2012, and 2011:

	Year Ended January 31,
(in thousands)	2013	2012	2011
Cash paid for interest	$27,497	$29,227	$21,053
Cash paid for income taxes, net of refunds received	$18,161	$16,629	$8,528
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$1,058	$832	$1,047
Inventory transfers to property and equipment	$566	$637	$874
Liabilities for contingent consideration in business combinations	$—	$42,404	$3,424
Stock options exercised, proceeds received subsequent to period end	$—	$383	$65
Purchases under supplier financing arrangements, including capital leases	$—	$1,090	$1,859
Leasehold improvements funded by lease incentive	$5,042	$—	$—

9.	CONVERTIBLE PREFERRED STOCK

On May 25, 2007, we entered into a Securities Purchase Agreement with CTI whereby CTI purchased, for cash, an aggregate of 293,000 shares of our Series A Convertible Preferred Stock, for an aggregate purchase price of $293.0 million.  Proceeds from the issuance of the Preferred Stock were used to partially finance our May 2007 acquisition of Witness Systems Inc. ("Witness"). We incurred $0.2 million of direct issuance costs associated with the issuance of the Preferred Stock, which were charged against the carrying value of the Preferred Stock.

On August 12, 2012, we entered into the CTI Merger Agreement providing for the CTI Merger. The CTI Merger was completed on February 4, 2013 and eliminated CTI's majority ownership and control of us. Each outstanding share of Preferred Stock, all of which was held by CTI, was canceled upon completion of the CTI Merger. Further details regarding the CTI Merger appear in Note 4, "Merger Agreement with CTI".

The Preferred Stock was issued at a purchase price of $1,000 per share and ranked senior to our common stock.  The Preferred Stock had an initial liquidation preference equal to its $1,000 per share purchase price.  In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of our company, the holders of the Preferred Stock would have been entitled to receive, out of assets available for distribution to our stockholders and before any distribution of assets to our common stockholders, an amount equal to the then-current liquidation preference, which included accrued and unpaid dividends.

The terms of the Preferred Stock provided that upon a fundamental change, as defined in the certificate of designation governing the Preferred Stock, the holders of the Preferred Stock would have had the right to require us to repurchase the Preferred Stock for 100% of the liquidation preference then in effect.  Therefore, the Preferred Stock was classified as mezzanine equity on our consolidated balance sheets as of January 31, 2013 and January 31, 2012, separate from permanent equity, because the occurrence of such a fundamental change, and thus a potential required repurchase of the Preferred Stock, however remote in likelihood, was not solely under our control. Fundamental change events included the sale of substantially all of our assets, and certain changes in beneficial ownership, board of directors' representation, and business reorganizations. In the event of a fundamental change, the conversion rate (as described in the section entitled "Voting and Conversion", below) would have increased to provide for additional shares of common stock issuable to the holders of Preferred Stock, based on a sliding scale (depending on the acquisition price, as defined) ranging from zero to 3.7 additional shares of common stock for every share of Preferred Stock converted into shares of common stock.

Under the CTI Merger Agreement, CTI had agreed that the CTI Merger and other transactions contemplated by the CTI Merger Agreement did not constitute fundamental change events under the terms of the Preferred Stock.

We concluded that, as of January 31, 2013, the occurrence of a fundamental change and the associated potential required repurchase of the Preferred Stock were not probable.  We therefore did not adjust the carrying amount of the Preferred Stock to its redemption amount, which is its liquidation preference, at January 31, 2013. Through January 31, 2013, cumulative, undeclared dividends on the Preferred Stock were $72.9 million and, as a result, the liquidation preference of the Preferred Stock was $365.9 million at that date.

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

Holders of the Preferred Stock, all of which was held by CTI through the date of the CTI Merger, had various rights and preferences, as follows:

Dividends

Cash dividends on the Preferred Stock were cumulative and were calculated quarterly at a specified dividend rate on the liquidation preference in effect at such time.  Initially, the specified annual dividend rate was 4.25% per share.  However, beginning in the first quarter after the initial interest rate on our variable term loan was reduced by 50 basis points or more, the dividend rate was reset to 3.875% per annum and then fixed at that level.  This variable dividend feature was accounted for as an embedded derivative financial instrument, as described above.

During the quarter ended January 31, 2008, the interest rate on our term loan was reduced by more than 50 basis points below the initial interest rate.  Accordingly, the dividend rate on the Preferred Stock was reset to 3.875%, effective February 1, 2008.

We were prohibited from paying cash dividends on the Preferred Stock under the terms of covenants in our credit agreements.  We were permitted to make dividend payments in shares of our common stock.  The common stock used for dividends, had they been declared, would have been valued at 95% of the volume weighted-average price of our common stock for each of the five consecutive trading days ending on the second trading day immediately prior to the record date for the dividend.

The Preferred Stock did not participate in our earnings other than as described above.

Through January 31, 2013, no dividends had been declared or paid on the Preferred Stock.

Voting and Conversion

Effective with the approval of the issuance of common shares underlying the Preferred Stock's conversion feature at a special meeting of our stockholders in October 2010, each share of Preferred Stock entitled its holder to votes equal to the number of shares of common stock into which it was convertible using the conversion rate that was in effect upon the issuance of the Preferred Stock in May 2007, on all matters voted upon by common stockholders.  The initial conversion rate was set at 30.6185 shares of common stock for each share of Preferred Stock.  In addition,  each share of Preferred Stock was convertible, at the option of the holder, into a number of shares of our common stock equal to the liquidation preference then in effect, divided by the conversion price then in effect, which was initially set at $32.66, and remained unchanged through January 31, 2013. The conversion price was subject to periodic adjustment upon the occurrence of certain dilutive events.  As of January 31, 2013, the Preferred Stock was convertible into approximately 11.2 million shares of our common stock.

Beginning on the second anniversary of the Preferred Stock's issue date, we had the right to cause the Preferred Stock, in whole but not in part, to be automatically converted into common stock at the conversion price then in effect.  However, this right was exercisable only if the closing sale price of our common stock immediately prior to conversion equaled or exceeded the conversion price then in effect by a specified percentage, which was fixed at 135% effective May 25, 2011.

Transfer and Registration Rights

CTI had the right to sell the Preferred Stock beginning in November 25, 2007 in either private or public transactions.  Pursuant to a Registration Rights Agreement we entered into concurrently with the Securities Purchase Agreement ("New Registration Rights Agreement"), and subject to certain conditions which had been satisfied, CTI was entitled to two demands to require us to register the Preferred Stock and/or the shares of common stock underlying the Preferred Stock for resale under the Securities Act of 1933, as amended (the "Securities Act"). The New Registration Rights Agreement also gave CTI unlimited piggyback registration rights on certain Securities Act registrations filed by us on our own behalf or on behalf of other stockholders.

CTI was permitted to transfer its rights under the New Registration Rights Agreement to any transferee of the registrable securities that was an affiliate of CTI or any other subsequent transferee, provided that in each case such affiliate or transferee was required to become a party to the New Registration Rights Agreement, agreeing to be bound by all of its terms and conditions.

CTI's rights under the New Registration Rights Agreement were in addition to its rights under a previous Registration Rights Agreement (the "Original Registration Rights Agreement") we entered into with CTI shortly before our initial public offering ("IPO") in 2002. The Original Registration Rights Agreement covered all shares of common stock then held by CTI and any additional shares of common stock acquired by CTI at later dates.  Under the Original Registration Rights Agreement, CTI was entitled to unlimited demand registrations of its shares on Form S-3, and if we were not eligible to use Form S-3, CTI was also entitled to one demand registration on Form S-1, which demand was exercised by CTI to consummate a sale of a portion of its holdings of our common stock in January 2011.

Like the New Registration Rights Agreement, the Original Registration Rights Agreement also provided CTI with unlimited piggyback registration rights.  CTI was permitted to transfer its rights under this agreement to an affiliate or other subsequent transferee, subject to the transferee agreeing to be bound by all of its terms and conditions.

10.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the years ended January 31, 2013, 2012, and 2011. Commencing with our issuance of Preferred Stock, and our entry into term loan and revolving credit facilities in May 2007, we are subject to certain restrictions on declaring and paying dividends on our common stock. Our Preferred Stock was canceled on February 4, 2013 in connection with the CTI Merger, further details of which appear in Note 4, "Merger Agreement with CTI".

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost. At January 31, 2013, we held 302,000 shares of treasury stock with a cost of $8.0 million, and at January 31, 2012, we held 283,000 shares of treasury stock with a cost of $7.5 million.

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

During the year ended January 31, 2013, we acquired approximately 18,000 shares of treasury stock from directors, executive officers, and other employees at a cost of $0.5 million. During the year ended January 31, 2012, we acquired approximately 23,000 shares of treasury stock from certain executive officers and directors at a cost of $0.8 million.

As previously disclosed, in connection with the resumption of option exercises following the conclusion of our previous extended filing delay period and the vesting of restricted stock units after the relisting of our common stock on the NASDAQ Global Market, during the summer of 2010, we issued up to an aggregate of approximately 135,000 shares of common stock to certain current and former employees and a former director in transactions that did not involve public offerings and that were made in reliance on available exemptions from registration under the Securities Act.  In April 2012, we repurchased 2,250 of these securities at a cost of less than $0.1 million, all of which were retired.  The cost of the retired shares was deducted from common stock at par value, which was negligible, and from additional paid-in capital for the excess over par value.

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

(deficit) section of our consolidated balance sheets. Accumulated other comprehensive income (loss) items have no impact on our net income as presented in our consolidated statements of operations.

The following table summarizes the components of our accumulated other comprehensive loss as of January 31, 2013 and January 31, 2012:

	January 31,
(in thousands)	2013	2012
Foreign currency translation losses, net	$(46,672)	$(48,402)
Unrealized gains on derivative financial instruments, net	2,447	666
Total accumulated other comprehensive loss	$(44,225)	$(47,736)

Unrealized gains on derivative financial instruments, net, are net of income taxes. Foreign currency translation losses, net, primarily reflect the strengthening of the U.S. dollar against the British pound sterling since our acquisition of Witness in May 2007, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets associated with that acquisition.

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

11. RESEARCH AND DEVELOPMENT, NET

Our gross research and development expenses for the years ended January 31, 2013, 2012, and 2011, were approximately $121.2 million, $115.7 million, and $100.8 million, respectively. OCS grants amounted to approximately $3.3 million, $3.2 million, and $3.0 million for the years ended January 31, 2013, 2012, and 2011, respectively, which were recorded as reductions of gross research and development expenses. We recorded other reimbursements of research and development expenses amounting to approximately $1.9 million, $1.5 million, and $1.3 million for the years ended January 31, 2013, 2012, and 2011, respectively.

We capitalize certain costs incurred to develop our commercial software products, and we then recognize those costs within cost of product revenue as the products are sold. Activity for our capitalized software development costs for the years ended January 31, 2013, 2012, and 2011 was as follows:

	Year Ended January 31,
(in thousands)	2013	2012	2011
Capitalized software development costs, net, beginning of year	$5,846	$6,787	$8,530
Software development costs capitalized during the year	3,916	3,399	2,527
Amortization of capitalized software development costs	(3,089)	(4,135)	(4,236)
Foreign currency translation and other	(330)	(205)	(34)
Capitalized software development costs, net, end of year	$6,343	$5,846	$6,787

12.	INCOME TAXES

The components of income before provision for income taxes for the years ended January 31, 2013, 2012, and 2011 were as follows:

	Year Ended January 31,
(in thousands)	2013	2012	2011
Domestic	$(11,292)	$(40,272)	$13,746
Foreign	79,056	86,429	24,779
Total income before provision for income taxes	$67,764	$46,157	$38,525

The provision for income taxes for the years ended January 31, 2013, 2012, and 2011 consisted of the following:

	Year Ended January 31,
(in thousands)	2013	2012	2011
Current provision for income taxes:
Federal	$15	$145	$24
State	523	1,387	1,140
Foreign	8,094	15,101	9,868
Total current provision for income taxes	8,632	16,633	11,032
Deferred provision for (benefit from) income taxes:
Federal	3,880	(4,865)	(16)
State	226	(1,040)	459
Foreign	(3,778)	(5,196)	(1,535)
Total deferred provision for income taxes	328	(11,101)	(1,092)
Total provision for income taxes	$8,960	$5,532	$9,940

The reconciliation of the U.S. federal statutory rate to our effective tax rate on income before provision for income taxes for the years ended January 31, 2013, 2012, and 2011 was as follows:

	Year Ended January 31,
(in thousands)	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Income tax provision at the U.S. federal statutory rate	$23,717	$16,155	$13,484
State tax provision	1,055	2,443	3,720
Foreign tax rate differential	(12,471)	(7,408)	(2,204)
Tax incentives	(29,171)	(8,846)	(2,114)
Valuation allowances	4,844	(5,575)	(13,042)
Stock-based and other compensation	1,833	1,480	1,823
Non-deductible expenses	1,329	2,392	787
Tax credits	(4,170)	(2,034)	(1,880)
Tax contingencies	17,546	(223)	(4,233)
Changes in tax rates	(296)	(486)	(516)
U.S. tax effects of foreign operations	3,854	7,864	13,774
Other, net	890	(230)	341
Total provision for income taxes	$8,960	$5,532	$9,940
Effective income tax rate	13.2%	12.0%	25.8%

Our operations in Israel have been granted "Approved Enterprise" status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the program, income attributable to an approved enterprise is exempt from income tax for a period of two years and is subject to a reduced income tax rate for the subsequent five to eight years (generally 10-25%, depending on the percentage of foreign investment in the company). These tax incentives decreased our effective tax rates by 43.0%, 19.2%, and 5.5% for the years ended January 31, 2013, 2012, and 2011, respectively.

Deferred tax assets and liabilities consisted of the following at January 31, 2013 and 2012:

	Year Ended January 31,
(in thousands)	2013	2012
Deferred tax assets:
Accrued expenses	$5,800	$5,203
Deferred revenue	21,326	22,611
Loss carryforwards	103,885	103,263
Tax credits	9,151	7,815
Stock-based and other compensation	11,221	14,616
Capitalized research and development expenses	2,737	3,732
Other, net	5,450	9,513
Total deferred tax assets	159,570	166,753
Deferred tax liabilities:
Deferred cost of revenue	(2,445)	(3,842)
Goodwill and other intangible assets	(41,569)	(49,909)
Other, net	(1,035)	(904)
Total deferred tax liabilities	(45,049)	(54,655)
Valuation allowance	(104,757)	(100,842)
Net deferred tax assets	$9,764	$11,256

Recorded as:
Current deferred tax assets	$10,447	$13,060
Long-term deferred tax assets	10,342	9,536
Current deferred tax liabilities	(764)	(1,056)
Long-term deferred tax liabilities	(10,261)	(10,284)
Net deferred tax assets	$9,764	$11,256

Deferred tax liabilities have been retrospectively reduced by $3.4 million at January 31, 2012 to reflect measurement period adjustments to the purchase price allocation for a business combination completed during the year ended January 31, 2012.  These adjustments were identified during the three months ended April 30, 2012, and resulted from new information obtained about facts and circumstances that existed as of the respective acquisition dates. Further details regarding these adjustments appear in Note 5, "Business Combinations".

At January 31, 2013 and 2012, we had U.S. federal NOL carryforwards of approximately $302.5 million and $287.0 million, respectively. These loss carryforwards expire in various years ending from January 31, 2017 to 2033. We had state NOL carryforwards of approximately $193.2 million and $205.0 million in the same respective years, expiring in years ending from January 31, 2013 to 2033. We had foreign NOL carryforwards of approximately $55.5 million and $39.7 million in the same respective years. At January 31, 2013, all but $5.1 million of these foreign loss carryforwards have indefinite carryforward periods. Certain of these federal, state, and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. The NOL carryforwards for tax return purposes are different from the NOL carryforwards for financial statement purposes, primarily due to the reduction of NOL carryforwards for financial statement purposes under the authoritative guidance on accounting for uncertainty in income taxes. We have U.S. federal, state and foreign tax credit carryforwards of approximately $12.6 million and $8.3 million at January 31, 2013 and 2012, respectively, the utilization of which is subject to limitation. At January 31, 2013, approximately $1.5 million of these tax credit carryforwards may be carried forward indefinitely. The balance of $11.1 million expires in various years ending from January 31, 2015 to 2031.

As of January 31, 2013, we have not provided for deferred taxes on the excess of financial reporting over the tax basis of investments in certain foreign subsidiaries in the amount of $261.4 million because we plan to reinvest such earnings indefinitely outside the United States. If these earnings were repatriated in the future, additional income and withholding tax expense would be incurred. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income taxes that would have to be provided on such earnings.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. We have recorded valuation allowances in the amounts of $104.8 million and $100.8 million at January 31, 2013 and 2012, respectively. The $4.0 million increase in the valuation allowance between January 31, 2012 and January 31, 2013 arose primarily as a result of an overall increase in net deferred tax assets, primarily related to amortization of acquired intangibles and loss carryforwards, offset by changes in deferred revenue and equity compensation.

The recorded valuation allowance consisted of the following at January 31, 2013 and 2012:

	Year Ended January 31,
(in thousands)	2013	2012
Valuation allowance, beginning of year	$(100,842)	$(105,720)
(Provision for) benefit from income taxes	(4,844)	5,575
Additional paid-in capital	1,077	477
Acquisitions	—	(1,663)
Cumulative translation adjustment	(148)	489
Valuation allowance, end of year	$(104,757)	$(100,842)

In accordance with the authoritative guidance for accounting for stock-based compensation, we use a "with-and-without" approach to applying the intra-period allocation rules in accordance with accounting for income taxes. Under this approach, the windfall tax benefit is calculated based on the incremental tax benefit received from deductions related to stock-based compensation. The amount is measured by calculating the tax benefit both "with" and "without" the excess tax deduction; the resulting difference between the two calculations is considered the windfall. We did not recognize a windfall benefit in our U.S. federal income tax provision for the years ended January 31, 2013, 2012, and 2011.

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

For the years ended January 31, 2013, 2012, and 2011, the aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended January 31,
(in thousands)	2013	2012	2011
Gross unrecognized tax benefits, beginning of year	$36,377	$32,672	$37,495
Increases related to tax positions taken during the current year	8,909	4,424	4,778
Increases as a result of acquisitions	—	2,781	—
Increases related to tax positions taken during prior years	15,575	1,904	2,271
Increases (decreases) related to foreign currency exchange rate	(375)	(71)	97
Reductions for tax positions of prior years	(3,602)	(2,320)	(10,829)
Lapses of statutes of limitation	(1,472)	(3,013)	(1,140)
Gross unrecognized tax benefits, end of year	$55,412	$36,377	$32,672

As of January 31, 2013, we had $55.4 million of unrecognized tax benefits, of which $50.8 million represents the amount that, if recognized, would impact the effective income tax rate in future periods. We recorded $0.6 million, $(0.7) million, and $(0.6) million of interest and penalties related to uncertain tax positions in our provision for income taxes for the years ended January 31, 2013, 2012, and 2011, respectively. The accrued liability for interest and penalties was $8.3 million, $8.2 million, and $6.6 million at January 31, 2013, 2012, and 2011, respectively. Interest and penalties (expense and/or benefit) are recorded as a component of the provision for income taxes in the consolidated financial statements.

Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. In the United States, we are no longer subject to federal income tax examination for years prior to January 31, 2008. As of January 31, 2013 we had completed the filing of our Israeli tax returns for the years ended January 31, 2006 through January 31, 2010 which were delayed due to our restated results of operations. As of January 31, 2013, income tax returns are under examination in the following major tax jurisdictions:

Jurisdiction	Tax Years
Brazil	December 31, 2009
United Kingdom	December 31, 2006, January 31, 2008
Hong Kong	March 31, 2003 - March 31, 2005, January 31, 2006 - January 31, 2007
India	March 31, 2008, March 31, 2010, March 31, 2011

We regularly assess the adequacy of our provisions for income tax contingencies. As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of expiration. We believe that it is reasonably possible that the total amount of unrecognized tax benefits at January 31, 2013 could decrease by approximately $3.1 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of certain deferred taxes including the need for additional valuation allowances and the recognition of tax benefits. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements.  We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis.  Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy.  We did not identify any transfers between levels of the fair value measurement hierarchy during the years ended January 31, 2013 and 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of January 31, 2013 and 2012:

	January 31, 2013
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$62,085	$—	$—
Foreign currency forward contracts	—	2,854	—
Total assets	$62,085	$2,854	$—
Liabilities:
Foreign currency forward contracts	$—	$542	$—
Contingent consideration - business combinations	—	—	25,041
Total liabilities	$—	$542	$25,041

	January 31, 2012
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$44,494	$—	$—
Foreign currency forward contracts	—	978	—
Total assets	$44,494	$978	$—
Liabilities:
Foreign currency forward contracts	$—	$530	$—
Contingent consideration - business combinations	—	—	38,646
Total liabilities	$—	$530	$38,646

The following table presents the change in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the years ended January 31, 2013 and 2012:

	Year Ended January 31,
(in thousands)	2013	2012
Fair value measurement at beginning of period	$38,646	$3,686
Contingent consideration liabilities recorded for business combinations	—	42,404
Changes in fair values, recorded in operating expenses	(6,203)	(3,337)
Payments of contingent consideration	(7,402)	(4,107)
Fair value measurement at end of period	$25,041	$38,646

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model.  These fair value measurements are based on significant inputs not observable in the market.  The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved.  We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses.  Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements.  We utilized discount rates ranging from 2.4% to 17.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2013. We utilized discount rates ranging from 4.5% to 17.5% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2012.

Other Financial Instruments

Included within cash and cash equivalents at January 31, 2013 is a marketable debt security purchased with a remaining maturity of less than three months which is classified as held-to-maturity and is carried at its amortized cost of $4.0 million. The carrying value of this security approximates its fair value, which was determined using Level 2 inputs of the fair value hierarchy.

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $583.0 million and $597.0 million at January 31, 2013 and 2012, respectively. The estimated fair values of the term loan are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loan.  We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loan are traded.  The indicative prices provided to us as at each of January 31, 2013 and 2012 did not significantly differ from par value.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows.  These assets are recorded at fair value only when an impairment charge is recognized.  Further details regarding our regular impairment reviews appear in Note 1, "Summary of Significant Accounting Policies".

14.	DERIVATIVE FINANCIAL INSTRUMENTS

Our primary objective for holding derivative financial instruments is to manage foreign currency exchange rate risk and interest rate risk, when deemed appropriate. We enter into these contracts in the normal course of business to mitigate risks and not for speculative purposes.

Foreign Currency Forward Contracts

Under our risk management strategy, we periodically use derivative financial instruments to manage our short-term exposures to fluctuations in foreign currency exchange rates.  We utilize foreign exchange forward contracts to hedge certain operational cash flow exposures resulting from changes in foreign currency exchange rates.  These cash flow exposures result from portions of our forecasted operating expenses, primarily compensation and related expenses, which are transacted in currencies other than the U.S. dollar, primarily the Israeli shekel and the Canadian dollar.  We also periodically utilize foreign currency forward contracts to manage exposures resulting from forecasted customer collections to be remitted in currencies other than the applicable functional currency, and exposures from cash, cash equivalents and short-term investments denominated in currencies other than the applicable functional currency.  Our joint venture, which has a Singapore dollar functional currency, also utilizes foreign exchange forward contracts to manage its exposure to exchange rate fluctuations related to settlements of liabilities denominated in U.S. dollars.  These foreign currency forward contracts are reported at fair value on our consolidated balance sheets and generally have maturities of no longer than twelve months, although occasionally we will execute a contract that extends beyond twelve months, depending upon the nature of the underlying risk.

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

Changes in the fair values of foreign currency forward contracts that are designated and effective as cash flow hedges are recorded net of related tax effects in accumulated other comprehensive income (loss), and are reclassified to the consolidated statements of operations when the effects of the item being hedged are recognized in the consolidated statements of operations.

Interest Rate Swap Agreement

On May 25, 2007, concurrently with entry into the 2007 Credit Agreement, we executed a pay-fixed/ receive-variable interest rate swap agreement with a high credit-quality multinational financial institution to mitigate a portion of the risk associated with variable interest rates on the term loan. We recorded losses of $3.1 million on the interest rate swap for the year ended January 31, 2011. In July 2010, we terminated this interest rate swap agreement.

The interest rate swap agreement was not designated as a hedging instrument under accounting guidance for derivatives, and gains and losses from changes in its fair value were therefore reported in other income (expense), net.

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consisted only of foreign currency forward contracts with notional amounts of $108.1 million and $94.1 million as of January 31, 2013 and 2012, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments as of January 31, 2013 and 2012 were as follows:

	January 31, 2013
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,808	Accrued expenses and other liabilities	$64
Total derivative financial instruments designated as hedging instruments		$2,808		$64
Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$46	Accrued expenses and other liabilities	$478
Total derivative financial instruments not designated as hedging instruments		$46		$478

	January 31, 2012
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$978	Accrued expenses and other liabilities	$227
Total derivative financial instruments designated as hedging instruments		$978		$227
Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$303
Total derivative financial instruments not designated as hedging instruments		$—		$303

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedging instruments for the years ended January 31, 2013 and 2012 were as follows:

	Net Gains Recognized in Accumulated Other Comprehensive Loss		Classification of Net Gains (Losses) Reclassified from Other Comprehensive Loss into the Consolidated Statements of Operations	Net Gains (Losses) Reclassified from Other Comprehensive Loss into the Consolidated Statements of Operations
	January 31,			Year Ended January 31,
(in thousands)	2013	2012		2013	2012	2011
Foreign currency forward contracts	$2,447	$666	Operating Expenses	$(803)	$(373)	$925

There were no gains or losses from ineffectiveness of these hedges recorded for the years ended January 31, 2013, 2012, and 2011. All of the foreign currency forward contracts underlying the $2.4 million of net unrealized gains recorded in our accumulated other comprehensive loss at January 31, 2013 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Losses recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the years ended January 31, 2013, 2012 and 2011 were as follows:

	Classification in Consolidated Statements of Operations	Year Ended January 31,
(in thousands)		2013	2012	2011
Foreign currency forward contracts	Other income (expense), net	$(399)	$(896)	$(2,761)
Interest rate swap agreement	Other income (expense), net	—	—	(3,102)
Total		$(399)	$(896)	$(5,863)

15.	STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Stock-Based Compensation Plans

Plan Summaries

Our stock-based incentive awards are provided to employees and directors under the terms of our multiple outstanding stock benefit plans (the "Plans" or "Stock Plans") and/or forms of equity award agreements approved by the board of directors.

The 1996 Stock Incentive Compensation Plan, as amended (the "1996 Plan"), was approved by our stockholders and became effective on September 10, 1996. The 1996 Plan allowed for the granting of awards of deferred stock, restricted stock awards ("RSAs") and restricted stock units ("RSUs"), incentive and non-qualified stock options, and stock appreciation rights to our employees, directors, and consultants. The deadline for making new awards under the 1996 Plan was March 10, 2012.

On May 25, 2007, in connection with the acquisition of Witness, we assumed a stock plan referred to as the Witness Systems, Inc. Amended and Restated Stock Incentive Plan, as amended (the "1997 Plan"). Under the 1997 Plan, we were permitted to grant awards of deferred stock, RSAs, and RSUs, incentive and non-qualified stock options, and stock appreciation rights to our employees, directors, and consultants. The 1997 Plan contained an evergreen provision, which allowed for an increase in the number of shares available for issuance, up to a maximum of 3.0 million shares per year. The deadline for making new awards under the 1997 Plan was November 18, 2009. Additionally, in connection with the acquisition of Witness, we assumed certain new-hire inducement grants made by Witness outside of its stockholder-approved equity plans prior to May 25, 2007.

Terminations of the 1996 Plan and 1997 Plan did not affect outstanding awards under those Plans, which remain in effect until such awards shall have been exercised or shall have expired in accordance with their terms.

Our stockholders approved the 2004 Stock Incentive Compensation Plan (the "2004 Plan") on July 27, 2004. Under the 2004 Plan, we were permitted to grant awards of deferred stock, RSAs and RSUs, incentive and non-qualified stock options, and stock appreciation rights to our employees, directors, and consultants. To the extent not used under the 1996 Plan, the shares available pursuant to the 2004 Plan could be increased by a maximum of 1.0 million shares for awards granted under the 1996 Plan that were forfeited, expire, or are cancelled on or after July 28, 2004. On June 15, 2012, our stockholders approved Amendment No. 1 to the 2010 Long-Term Stock Incentive Plan, as discussed further below, which included the transfer of 0.2 million shares that remained available for issuance or transfer under the 2004 Plan to the 2010 Long-Term Stock Incentive Plan and terminated the 2004 plan. Termination of the 2004 Plan did not affect awards outstanding under the 2004 Plan at the time of termination.

On October 5, 2010, our stockholders approved the 2010 Long-Term Incentive Plan, and on June 15, 2012, approved Amendment No. 1 to the 2010 Long-Term Incentive Plan (together, the "2010 Plan"). The amendment provided for an increase of 4.5 million shares available for issuance under the 2010 Plan and concurrently transferred 0.2 million shares that remained available under the 2004 Plan to the 2010 Plan. Under the 2010 Plan, we are permitted to grant stock options (both incentive and non-qualified), stock appreciation rights, RSAs, RSUs, performance awards, performance compensation awards or other awards to eligible employees, directors and consultants. Awards of incentive stock options are limited to an aggregate of 3.5 million shares under the 2010 Plan. No grant will be made under the 2010 Plan after June 15, 2022, but all grants made on or prior to such date will continue in effect thereafter subject to the terms and conditions of the 2010 Plan.

On August 4, 2011, in connection with the acquisition of Vovici, we assumed a stock plan referred to as the Vovici 2006 Amended and Restated Stock Plan, as amended (the "Vovici Plan"). Under the Vovici Plan, we are permitted to grant stock options (both incentive and nonstatutory), stock purchase rights, and restricted stock units. The Vovici Plan shall continue in effect until July 28, 2020. However, our board of directors may at any time amend, alter, suspend, or terminate the Vovici Plan.

On February 4, 2013, in connection with the CTI Merger, we assumed the Comverse Technology, Inc. Stock Incentive Compensation Plan (the "CTI Plan"). Under the CTI Plan, we are permitted to grant stock options, stock appreciation rights, restricted stock, performance-based compensation awards, and other stock-based awards. There are 2.7 million shares available to be granted pursuant to the CTI Plan, which will continue in effect until September 7, 2021. Further details regarding the CTI Merger appear in Note 4, "Merger Agreement with CTI".

The table below summarizes key information for the Plans as of January 31, 2013:

(in thousands)	Number of Shares Reserved for Grants	Number of Shares Outstanding	Number of Shares Available for Grants
The 1996 Plan	5,000	354	—
The 1997 Plan	6,400	15	—
The 1997 Blue Pumpkin inducement grants	158	—	—
The 2004 Plan	3,000	797	—
The 2010 Plan	8,700	1,270	5,172
The Vovici Plan	317	23	—
Total	23,575	2,459	5,172

As presented in the table above, the number of shares outstanding excludes, and the number of shares available for grants has not been reduced for, approximately 0.4 million RSUs with performance conditions awarded to officers for which the performance criteria has not yet been established by our board. Under applicable accounting guidance, if an award is subject to a performance vesting condition, an accounting grant date for the award is generally not established until the performance vesting condition has been defined and communicated. The table excludes 0.3 million shares available for grants under the Vovici Plan which are not expected to be used for future awards.

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

Stock-Based Compensation Expense

As described in Note 1, "Summary of Significant Accounting Policies", we recognize stock-based compensation expense based on the grant date fair value of stock-based awards granted to employees and others.

We recognized stock-based compensation expense in the following line items on the consolidated statements of operations for the years ended January 31, 2013, 2012 and 2011:

	Year Ended January 31,
(in thousands, except per share amounts)	2013	2012	2011
Component of income before provision for income taxes:
Cost of revenue - product	$771	$883	$1,595
Cost of revenue - service and support	2,086	2,424	4,612
Research and development, net	2,636	3,060	7,081
Selling, general and administrative	19,715	21,544	33,531
Stock-based compensation expense	25,208	27,911	46,819
Income tax benefits related to stock-based compensation (before consideration of valuation allowances	6,456	7,175	12,165
Stock-based compensation, net of taxes	$18,752	$20,736	$34,654

Impact on net income per common share attributable to Verint Systems Inc.:
Basic	$0.47	$0.54	$1.00
Diluted	$0.47	$0.52	$0.93

The following table summarizes stock-based compensation expense by type of award for the years ended January 31, 2013, 2012, and 2011:

	Year Ended January 31,
(in thousands)	2013	2012	2011
Component of stock-based compensation expense:
Stock options	$289	$723	$3,135
Restricted stock awards and restricted stock units	20,425	21,414	25,583
Phantom stock units	516	2,533	18,101
Stock bonus program	3,978	3,241	—
Stock-based compensation expense	$25,208	$27,911	$46,819

The table above includes stock-based compensation amounts where we modified certain option awards to revise exercising terms for certain terminated employees and recognized incremental compensation expense of $0.1 million the year ended January 31, 2011. No amount was recognized for the years ended January 31, 2013 and 2012. Participants in the Plans were restricted from exercising options due to our inability to use our Registration Statement on Form S-8 during our previous extended filing delay period. As such, we modified grants held by terminated employees by extending the time a terminated employee would normally have to exercise vested stock option awards. A total of 36 employees were affected by such modifications for the year ended January 31, 2011. No employees were affected for the years ended January 31, 2013 and 2012.

Total stock-based compensation expense by classification was as follows for the years ended January 31, 2013, 2012 and 2011:

	Year Ended January 31,
(in thousands)	2013	2012	2011
Equity-classified awards	$20,174	$21,781	$28,784
Stock bonus program	830	—	—
Total equity-settled awards	21,004	21,781	28,784
Other liability-classified awards	4,204	6,130	18,035
Total stock-based compensation expense	$25,208	$27,911	$46,819

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

Net excess tax benefits resulting from our Stock Plans were a nominal amount for the year ended January 31, 2013 and $0.7 million for the year ended January 31, 2012, and were recorded as increases to additional paid-in capital. We did not recognize excess tax benefits for the year ended January 31, 2011. Excess tax benefits represent a reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits.

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

We have generally not granted stock options during the years ended January 31, 2013, 2012, and 2011. However, in connection with our acquisition of Vovici on August 4, 2011, stock options to purchase shares of Vovici common stock were converted into stock options to purchase approximately 42,000 shares of our common stock.

The fair values of the options granted in August 2011 in connection with the acquisition of Vovici were estimated using a Black-Scholes option pricing model with the weighted-average assumptions presented in the following table:

Expected Life (in years)	5.43
Risk-free interest rate	1.26%
Expected volatility	50.40%
Dividend Yield	—%

We utilized the simplified method to calculate the expected lives of options granted to Vovici employees due to the limited data available regarding the exercise patterns of Vovici option holders.

The following table summarizes stock option activity under the Plans for the years ended January 31, 2013, 2012, and 2011:

	Year Ended January 31,
	2013		2012		2011
(in thousands, except exercise prices)	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Beginning balance	1,114	$30.40	1,767	$27.33	4,731	$23.16
Granted	—	$—	42	$9.28	—	$—
Exercised	(121)	$18.35	(623)	$20.51	(2,164)	$18.88
Forfeited	(23)	$30.07	—	$—	(4)	$23.94
Expired	(46)	$32.73	(72)	$28.07	(796)	$25.56
Ending balance	924	$31.88	1,114	$30.40	1,767	$27.33
Stock options exercisable	907	$32.32	1,083	$31.03	1,764	$27.33

As of January 31, 2013, the aggregate intrinsic value for the options vested and exercisable was $2.2 million with a weighted-average remaining contractual life of 1.8 years. Additionally, there were 0.9 million options vested and expected to vest with a weighted-average exercise price of $31.92 per share and an aggregate intrinsic value of $2.6 million with a weighted-average remaining contractual life of 1.9 years.

The unrecognized compensation expense calculated under the fair value method for options expected to vest (unvested shares net of expected forfeitures) as of January 31, 2013 was $0.4 million and is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes information about stock options as of January 31, 2013:

	Options Outstanding			Options Exercisable
(number of options in thousands) Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Term (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price
$4.93 - $17.98	63	3.0	$12.42	46	$13.81
$19.95 - $19.95	1	5.7	$19.95	1	$19.95
$22.61 - $22.61	15	0.6	$22.61	15	$22.61
$23.00 - $23.00	84	0.9	$23.00	84	$23.00
$28.41 - $28.41	34	1.3	$28.41	34	$28.41
$31.78 - $31.78	12	1.4	$31.78	12	$31.78
$32.16 - $32.16	13	2.3	$32.16	13	$32.16
$34.40 - $34.40	131	2.9	$34.40	131	$34.40
$35.11 - $35.11	547	1.8	$35.11	547	$35.11
$37.99 - $37.99	24	2.2	$37.99	24	$37.99
$4.93 - $37.99	924	1.9	$31.88	907	$32.32

The following table summarizes key data points for exercised options:

	Year Ended January 31,
(in thousands)	2013	2012	2011
Intrinsic value of options exercised	$1,450	$8,034	$18,430
Cash received from the exercise of stock options	$2,605	$12,474	$40,787
Tax benefits realized from stock options exercised	$339	$3,219	$3,391
Fair value of options vested	$17,832	$20,413	$30,209

Restricted Stock Units and Restricted Stock Awards

We periodically award RSUs and RSAs to our directors, officers, and other employees. The fair value of these awards is equivalent to the market value of our common stock on the grant date. The principal difference between these instruments is that RSUs are not shares of our common stock and do not have any of the rights or privileges thereof, including voting or dividend rights. On the applicable vesting date, the holder of an RSU becomes entitled to a share of our common stock. Both RSAs and RSUs are subject to certain restrictions and forfeiture provisions prior to vesting.

RSUs typically vest based upon continued service, and we amortize the fair value of such time-based RSUs on a straight-line basis over the requisite service periods.

We periodically award RSUs to executive officers and certain employees that vest upon the achievement of specified performance goals. For some of these awards, the performance goals are established by our board subsequent to the award date. As noted above, if an award is subject to a performance vesting condition, an accounting grant date for the award is generally not established until the performance vesting condition has been defined and communicated. Once the performance vesting condition has been defined and communicated, our estimate of the fair value of performance-based RSUs requires an assessment of the probability that the specified performance criteria will be achieved. At each reporting date, we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the performance-based RSUs, if necessary. We amortize the fair values of performance-based RSUs over the requisite service period for each separately vesting tranche of the award.

RSUs that settle, or are expected to settle, with cash payments upon vesting are reflected as liabilities on our consolidated balance sheets.

The following table summarizes RSA and RSU activity under the Plans for the years ended January 31, 2013, 2012, and 2011:

	Year Ended January 31,
	2013		2012		2011
(in thousands, except grant date fair values)	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Beginning balance	1,450	$30.25	1,935	$18.09	3,412	$14.92
Granted	1,258	$29.59	902	$34.84	1,102	$26.01
Released	(1,076)	$27.62	(1,336)	$15.72	(2,503)	$17.39
Forfeited	(96)	$32.59	(51)	$28.85	(76)	$13.23
Ending balance	1,536	$31.42	1,450	$30.25	1,935	$18.09

Activity presented in the table above includes shares earned and released under our stock bonus program, further details regarding which appear below under "Stock Bonus Program".

As of January 31, 2013, unrecognized compensation expense related to 1.5 million unvested RSUs expected to vest subsequent to January 31, 2013 was approximately $29.9 million, with remaining weighted-average vesting periods of approximately 1.8 years, over which such expense is expected to be recognized. The total fair value of restricted stock units vested during the years ended January 31, 2013, 2012, and 2011 was $29.1 million, $21.0 million, and $43.5 million, respectively.

Phantom Stock Units

We have periodically issued phantom stock units to certain non-officer employees that settle, or are expected to settle, with cash payments upon vesting. Phantom stock units provide for the payment of a cash bonus equivalent to the value of our common stock as of the vesting date of the award. Phantom stock units generally have a multi-year vesting and are generally subject to the same vesting conditions as equity awards granted on the same date. We recognize compensation expense for phantom stock units on a straight-line basis, reduced by estimated forfeitures. Phantom stock units are accounted for as liabilities and as such their value tracks our stock price and is subject to market volatility.

The following table summarizes phantom stock unit activity for the years ended January 31, 2013, 2012, and 2011:

	Year Ended January 31,
(in thousands)	2013	2012	2011
Beginning balance, in units	90	403	1,106
Granted	3	10	196
Released	(79)	(298)	(865)
Forfeited	(5)	(25)	(34)
Ending balance, in units	9	90	403

The total accrued liability for phantom stock units was $0.2 million and $1.9 million as of January 31, 2013 and 2012, respectively. Total cash payments made upon vesting of phantom stock units were $2.3 million, $10.3 million, and $22.9 million for the years ended January 31, 2013, 2012, and 2011, respectively.

The phantom stock units granted during the years ended January 31, 2013, 2012, and 2011 primarily vest over two-year and three-year periods, subject to applicable performance conditions.

As of January 31, 2013, unrecognized compensation expense related to 9,000 unvested phantom stock units expected to vest subsequent to January 31, 2013 was approximately $0.1 million, based on our stock price of $33.80 at January 31, 2013, with a remaining weighted-average vesting period of approximately 1.3 years over which such expense is expected to be recognized.

Stock Bonus Program

In September 2011, our board of directors approved a stock bonus program under which eligible employees may receive a portion of their annual or quarterly bonuses (depending on the employee’s bonus plan) in the form of fully vested shares of our common stock.  As of January 31, 2013, executive officers were not eligible to participate in this program. This program is subject to annual funding approval by our board of directors and an annual cap on the number of shares that can be issued.  Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-

day trailing average price of our common stock when the awards are calculated, reduced by a discount to be determined by the board of directors each year (the "discount").  To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash.  Obligations under this program are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of common stock determined using a discounted average price of our common stock, as described above.

For the year ended January 31, 2012, our board of directors approved up to 150,000 shares of common stock for awards under this program and a discount of 20% (the "2012 stock bonus program").  The total accrued liability for the 2012 stock bonus program was $3.2 million as of January 31, 2012. Approximately 132,000 shares of common stock earned under the 2012 stock bonus program were issued during the year ended January 31, 2013, which, along with $0.1 million of awards settled with cash payments, settled our obligations under the 2012 stock bonus program.

For the year ended January 31, 2013, our board of directors approved up to 150,000 shares of common stock for awards under this program and a discount of 15%, (the "2013 stock bonus program"). The total accrued liability for the 2013 stock bonus program was $3.1 million as of January 31, 2013. Approximately 13,000 shares of our common stock earned under the 2013 stock bonus program in respect of the three months ended October 31, 2012 were issued during the three months ended January 31, 2013, and awards earned under the 2013 stock bonus program in respect of the three months and the year ended January 31, 2013 are expected to be issued during the first half of the year ending January 31, 2014.

Please see Note 19, “Subsequent Events” for information regarding this program for the year ending January 31, 2014.

Tandem and Hybrid Awards

We issued grants known as "tandem" awards to certain of our Israeli employees during the year ended January 31, 2009. These tandem awards included two components — a share of deferred stock and a share of phantom stock. The recipient received two different units and two separate award agreements. The tandem awards were structured such that, on any given vesting date, only one component of the awards vested. The tandem awards were accounted for as liabilities based on our assessment that the tandem awards would likely be settled in phantom stock units upon vesting.

We also issued grants known as "hybrid" awards to our employees during the year ended January 31, 2009 which vested in restricted stock units upon the achievement of certain performance conditions that were set by our board of directors. In the event that any of the stock-settle conditions were not satisfied on the vesting date, no shares of common stock were issued and instead we settled these awards with cash payments equal to the fair market value (as defined in the award agreement) of our common stock on the vesting date. These hybrid awards were being accounted for as liabilities based upon our assessment that the hybrid awards would likely be settled in cash upon vesting.

The "tandem" awards and "hybrid" awards were fully settled as of January 31, 2011.

Employee Stock Purchase Plan

Effective September 1, 2002, we adopted and implemented the 2002 Employee Stock Purchase Plan (the "ESPP"), which was amended and restated on May 22, 2003. Any employee who had completed three months of employment and was employed by us on the applicable offering commencement date was eligible to participate in the ESPP. Participants elected to have amounts withheld through payroll deductions at the rate of up to 10% of their annualized base salary, to purchase shares of our common stock at 85% of the lesser of the market price at the offering commencement date or the offering termination date.

The number of shares available under the ESPP is 1.0 million, of which approximately 260,000 have been issued. The ESPP was suspended in March 2006 in connection with the beginning of our previous extended filing delay period and remained inactive as of January 31, 2013.

No expense related to the ESPP was recorded during the years ended January 31, 2013, 2012, and 2011 due to the suspension of the ESPP during those periods.

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

Our matching contribution expense for our 401(k) Plan was $1.7 million, $1.5 million, and $1.4 million for the years ended January 31, 2013, 2012, and 2011, respectively.

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

Severance expenses for the years ended January 31, 2013, 2012, and 2011 were $4.9 million, $5.2 million, and $4.0 million, respectively.

16.	RELATED PARTY TRANSACTIONS

As noted previously, on February 4, 2013 we completed the CTI Merger, which eliminated CTI's majority ownership and control of us. As of January 31, 2013, prior to the CTI Merger, CTI beneficially owned approximately 53.5%, and also held a majority of the voting power, of our common stock on an as-converted basis.

During the year ended January 31, 2013, we paid $0.3 million to a subsidiary of CTI for its assignment to us of user licenses for certain third-party internal-use software. We also paid $1.6 million during the year to certain subsidiaries of CTI to settle pre-existing liabilities incurred in the regular course of business.

Previous Relationships with CTI and its Subsidiaries

Prior to the CTI Merger, we were a party to several business agreements with CTI or its affiliates, each of which either terminated in connection with the CTI Merger, or is inactive and will be formally terminated, with the exception of the Federal Income Tax Sharing Agreement, which will remain in effect for the foreseeable future. These agreements are described below.

Preferred Stock Financing

On May 25, 2007, in connection with our acquisition of Witness, we entered into the Securities Purchase Agreement with CTI pursuant to which CTI purchased, for cash, an aggregate of 293,000 shares of our Preferred Stock for $293.0 million. In connection with the sale of the Preferred Stock we entered into the New Registration Rights Agreement with CTI. Further details regarding the Preferred Stock and the related registration rights agreement appear within Note 9, "Convertible Preferred Stock".

Original Registration Rights Agreement

Shortly before our IPO in 2002, we entered into the Original Registration Rights Agreement with CTI that covered all shares of our common stock then held by CTI and any additional shares of our common stock acquired by CTI at a later date. Under the Original Registration Rights Agreement, CTI was provided the right to demand registration of its shares on a stand-alone filing, or to participate in other registrations we may undertake (piggyback rights). In addition, we were required to pay registration-related expenses and indemnify CTI from liabilities that may have arisen from sale of shares registered pursuant to the Original Registration Rights Agreement.

CTI exercised its one demand registration right under the Original Registration Rights Agreement in July 2010, demanding that we prepare and file with the SEC a registration statement on Form S-1 so as to permit the public offering and sale of up to 2.8 million shares of our common stock owned by CTI. In connection with the exercise of this demand, we entered into a letter agreement with CTI pursuant to which we agreed not to exercise our rights under the Original Registration Rights Agreement to delay the filing of, or offer shares pursuant to, the prospectus, subject to certain limitations. CTI subsequently reduced the size of the offering to 2.3 million shares. A registration statement relating to these securities was filed with the SEC and in January 2011 was declared effective.

Service and Tax Agreements with CTI

There were several agreements in place between us and CTI and its other subsidiaries, which were executed prior to our IPO in order to allow us to continue to receive certain services from CTI and its other subsidiaries following our IPO. A separate agreement clarified the income tax relationship between us and CTI. Following our IPO, we established our own systems and reduced or eliminated our reliance on these services. Activity under the service agreements was not significant during the three years ended January 31, 2013. As of January 31, 2012, we had liabilities to CTI for past services under these agreements of $1.8 million, which are presented as liabilities to affiliates on our consolidated balance sheets at that date. There were no such liabilities at January 31, 2013.

The following is an overview of certain of these agreements with CTI:

Satellite Services Agreement

Under a satellite services agreement, Comverse formerly provided us with the exclusive use of the services of specified employees and facilities of Comverse located in countries where we did not have our own legal presence or facilities. The fee for this service was equal to the expenses Comverse incurred in providing these services plus ten percent. We did not incur any expenses under this agreement for the years ended January 31, 2013, 2012 and 2011.

Federal Income Tax Sharing Agreement

We are party to a tax sharing agreement with CTI which applies to periods prior to our IPO in which we were included in CTI’s consolidated federal tax return. By virtue of its controlling ownership and this tax sharing agreement, CTI effectively controlled all of our tax decisions for periods ending prior to the completion of our IPO, which occurred in May 2002. Under the agreement, for periods during which we were included in CTI's consolidated income tax return, we were required to pay CTI an amount equal to the tax liability we would have owed, if any, had we filed a federal income tax return on our own, as computed by CTI in its reasonable discretion. Under the agreement, we were not entitled to receive any payments from CTI in respect of, or to otherwise take advantage of, any loss resulting from the calculation of our separate income tax liability. The tax sharing agreement also provided for certain payments in the event of adjustments to the group’s income tax liability. The tax sharing agreement continues in effect until 60 days after the expiration of the applicable statute of limitations for the final year in which we were part of the CTI consolidated group for income tax purposes.

Other Related Party Transactions

Our joint venture incurs certain operating expenses, including office rent and other administrative costs, under arrangements with one of its noncontrolling shareholders. These expenses totaled $0.5 million, $0.5 million, and $0.4 million for the years ended January 31, 2013, 2012, and 2011, respectively. The joint venture also recognized $0.3 million, $0.2 million, and $0.2 million of revenue from this noncontrolling shareholder for the years ended January 31, 2013, 2012 and 2011, respectively.

17.	COMMITMENTS AND CONTINGENCIES

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

Rent expense incurred under all operating leases was $16.0 million, $16.3 million, and $12.9 million for the years ended January 31, 2013, 2012, and 2011, respectively.

As of January 31, 2013, our minimum future rentals under non-cancelable operating and capital leases were as follows:

(in thousands)	Operating	Capital
Years Ending January 31,	Leases	Leases
2014	$13,063	$406
2015	13,323	—
2016	11,659	—
2017	7,257	—
2018	5,165	—
2019 and thereafter	31,519	—
Total	$81,986	406
Less amount representing interest		(55)
Present value of minimum lease payments		$351

We sublease certain space to third parties. As of January 31, 2013, total expected future sublease income was $3.2 million and ranged from $0.3 million to $0.8 million on an annual basis through March 2018.

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

As of January 31, 2013, our unconditional purchase obligations totaled approximately $48.8 million, the majority of which were scheduled to occur within the subsequent twelve months. Due to the relatively short life of the obligations, the carrying value approximates their fair value at January 31, 2013.

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, for the years ended January 31, 2013, 2012, and 2011:

	Year Ended January 31,
(in thousands)	2013	2012	2011
Warranty liability, beginning of year	$2,015	$1,996	$1,292
Provision charged (credited) to expenses	(780)	675	957
Warranty charges	(188)	(389)	(121)
Foreign currency translation and other	(2)	(267)	(132)
Warranty liability, end of year	$1,045	$2,015	$1,996

We accrue for warranty costs as part of our cost of revenue based on associated product costs, labor costs, and associated overhead. Our Enterprise Intelligence solutions are sold with a warranty of generally one year on hardware and 90 days for software. Our Video Intelligence solutions and Communications Intelligence solutions are sold with warranties that typically range in duration from 90 days to three years, and in some cases longer.

Licenses and Royalties

We license certain technology and pay royalties under such licenses and other agreements entered into in connection with research and development activities.

As discussed in Note 1, "Summary of Significant Accounting Policies", we receive non-refundable grants from the OCS that fund a portion of our research and development expenditures. The Israeli law under which the OCS grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel. If we were to seek approval to manufacture products, or transfer technologies, developed using these grants outside of Israel, we could be subject to additional royalty requirements or be required to pay certain redemption fees. If we were to violate these restrictions, we could be required to refund any grants previously received, together with interest and penalties, and may be subject to criminal penalties.

Preferred Stock Dividends, Conversion, and Redemption

On May 25, 2007, in connection with our acquisition of Witness, we entered into the Securities Purchase Agreement under which CTI purchased, for cash, an aggregate of 293,000 shares of our Preferred Stock, for $293.0 million. All issued and outstanding shares of our Preferred Stock were canceled on February 4, 2013 at the closing of the CTI Merger.

Upon a fundamental change event, as defined in the certificate of designation governing the Preferred Stock, and subject to certain exceptions, the holders of the Preferred Stock would have had the right to require us to purchase the Preferred Stock for 100% of the liquidation preference then in effect. Further information regarding the terms of the Preferred Stock, including liquidation preferences, dividends, conversion, and redemption rights are included in Note 9, "Convertible Preferred Stock".

Off-Balance Sheet Risk

In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2013, we had approximately $32.0 million of outstanding letters of credit and surety bonds relating primarily to these performance guarantees. As of January 31, 2013, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows. Our historical non-compliance with our performance obligations has been insignificant.

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

Prior to the CTI Merger, we were party to a business opportunities agreement with CTI which addressed potential conflicts of interest between CTI and us. This agreement allocated between CTI and us opportunities to pursue transactions or matters that, absent such allocation, could have constituted corporate opportunities of both companies. Under the agreement, each party was precluded from pursuing opportunities it became aware of which were offered to an employee of the other party, even if such employee served as a director of the other entity. We agreed to indemnify CTI and its directors, officers, employees, and agents against any liabilities as a result of any claim that any provision of the agreement, or the failure to offer any business opportunity to us, violated or breached any duty that may have been owed to us by CTI or any such person.

Legal Proceedings

On March 26, 2009, legal actions were commenced by Ms. Orit Deutsch, a former employee of our subsidiary, Verint Systems Limited ("VSL"), against VSL in the Tel Aviv Regional Labor Court (Case Number 4186/09) (the “Deutsch Labor Action”) and against CTI in the Tel Aviv Regional District Court (Case Number 1335/09) (the “Deutsch District Action”). In the Deutsch

Labor Action, Ms. Deutsch filed a motion to approve a class action lawsuit on the grounds that she purports to represent a class of our employees and former employees who were granted Verint and CTI stock options and were allegedly damaged as a result of the suspension of option exercises during our previous extended filing delay period. In the Deutsch District Action, in addition to a small amount of individual damages, Ms. Deutsch is seeking to certify a class of plaintiffs who were allegedly damaged due to their inability to exercise Verint and CTI stock options as a result of alleged negligence by CTI in its financial reporting. The class certification motions do not specify an amount of damages. On February 8, 2010, the Deutsch Labor Action was dismissed for lack of material jurisdiction and was transferred to the Tel Aviv Regional District Court and consolidated with the Deutsch District Action. On March 16, 2009 and March 26, 2009, respectively, legal actions were commenced by Ms. Roni Katriel, a former employee of CTI's former subsidiary, Comverse Limited, against Comverse Limited in the Tel Aviv Regional Labor Court (Case Number 3444/09) (the “Katriel Labor Action”) and against CTI in the Tel Aviv Regional District Court (Case Number 1334/09) (the “Katriel District Action”). In the Katriel Labor Action, Ms. Katriel is seeking to certify a class of plaintiffs who were granted CTI stock options and were allegedly damaged as a result of the suspension of option exercises during CTI's previous extended filing delay period. In the Katriel District Action, in addition to a small amount of individual damages, Ms. Katriel is seeking to certify a class of plaintiffs who were allegedly damaged due to their inability to exercise CTI stock options as a result of alleged negligence by CTI in its financial reporting. The class certification motions do not specify an amount of damages. On March 2, 2010, the Labor Court ordered the transfer of the case to the District Court in Tel Aviv - Jaffa, based on an agreed motion filed by the parties requesting such transfer.

On April 4, 2012, Ms. Deutsch and Ms. Katriel filed an uncontested motion to consolidate and amend their claims and on June 7, 2012, the court allowed Ms. Deutsch and Ms. Katriel to file the consolidated class certification motion and an amended consolidated complaint against VSL, CTI, and Comverse Limited. Following CTI's announcement of its intention to effect the Comverse share distribution, on July 12, 2012, the plaintiffs filed a motion requesting that the District Court order CTI to set aside up to $150.0 million in assets to secure any future judgment. The District Court ruled that it would not decide this motion until the Deutsch and Katriel class certification motion was heard. On August 16, 2012, in light of the announcement of the signing of the CTI Merger Agreement, the plaintiffs filed a motion for leave to appeal this District Court ruling to the Israeli Supreme Court. We filed our response to this motion on September 6, 2012.

Prior to the consummation of the Comverse share distribution, CTI either sold or transferred substantially all of its business operations and assets (other than its equity ownership interests in us and Comverse) to Comverse or unaffiliated third parties. On October 31, 2012, CTI completed the Comverse share distribution, in which it distributed all of the outstanding shares of common stock of Comverse to CTI's shareholders. As a result of the Comverse share distribution, Comverse became an independent public company and ceased to be a wholly owned subsidiary of CTI, and CTI ceased to have any material assets other than its equity interest in us.

We and the other defendants filed our responses to the complaint on November 11, 2012 and plaintiffs filed their replies on December 20, 2012. A pre-trial hearing for the case was held on December 25, 2012, during which all parties agreed to attempt to settle the dispute through mediation.

On February 4, 2013, we completed the CTI Merger. As a result of the CTI Merger, we have assumed certain rights and liabilities of CTI, including any liability of CTI arising out of the Deutsch District Action and the Katriel District Action. However, under the terms of the Distribution Agreement between CTI and Comverse relating to the Comverse share distribution, we, as successor to CTI, are entitled to indemnification from Comverse for any losses we suffer in our capacity as successor-in-interest to CTI in connection with the Deutsch District Action and the Katriel District Action.

On February 28, 2013, a preliminary mediation meeting was held with the mediator, during which the mediator met with all parties together and with the respective parties separately. Another mediation meeting between us and the mediator is scheduled for April 4, 2013.

From time to time we or our subsidiaries may be involved in legal proceedings and/or litigation arising in the ordinary course of our business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any current claims will have a material effect on our consolidated financial position, results of operations, or cash flows.

18.	SEGMENT, GEOGRAPHIC, AND SIGNIFICANT CUSTOMER INFORMATION

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the enterprise’s chief operating decision maker ("CODM"), or decision making group, in deciding how to allocate resources and in assessing performance.  Our Chief Executive Officer is our CODM.

We conduct our business in three operating segments — Enterprise Intelligence, Video Intelligence and Communications Intelligence. Our Enterprise Intelligence segment was previously referred to as our Workforce Optimization segment.

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

The accounting policies used to determine the performance of the operating segments are the same as those described in the summary of significant accounting policies in Note 1, "Summary of Significant Accounting Policies".

Revenue adjustments for the years ended January 31, 2013 and 2012 represent revenue of acquired companies which is included within segment revenue reviewed by the CODM, but not recognizable within GAAP revenue.  These adjustments primarily relate to the acquisition-date excess of the historical carrying value over the fair value of acquired companies’ future maintenance and service performance obligations. As the obligations are satisfied, we report our segment revenue using the historical carrying values of these obligations, which we believe better reflects our ongoing maintenance and service revenue streams, whereas GAAP revenue is reported using the obligations’ acquisition-date fair values.

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the years ended January 31, 2013, 2012 and 2011.  The allocations of goodwill and acquired intangible assets by operating segment appear in Note 6, "Intangible Assets and Goodwill".

Operating results by segment for the years ended January 31, 2013, 2012 and 2011 were as follows:

	Year Ended January 31,
(in thousands)	2013	2012	2011
Revenue:
Enterprise Intelligence
Segment revenue	$494,967	$444,700	$410,529
Revenue adjustments	(4,489)	(6,682)	—
	490,478	438,018	410,529
Video Intelligence
Segment revenue	121,390	140,610	134,012
Revenue adjustments	(1,933)	(2,594)	—
	119,457	138,016	134,012
Communications Intelligence
Segment revenue	231,719	210,937	182,258
Revenue adjustments	(2,112)	(4,323)	—
	229,607	206,614	182,258
Total revenue	$839,542	$782,648	$726,799

Segment contribution:
Enterprise Intelligence	$216,941	$198,428	$191,068
Video Intelligence	27,407	34,697	42,318
Communications Intelligence	67,168	63,296	66,802
Total segment contribution	311,516	296,421	300,188

Unallocated expenses, net:
Amortization of acquired intangible assets	39,254	35,302	30,554
Stock-based compensation	25,208	27,911	46,819
Other unallocated expenses	147,501	146,730	149,710
Total unallocated expenses, net	211,963	209,943	227,083
Operating income	99,553	86,478	73,105
Other expense, net	(31,789)	(40,321)	(34,580)
Income before provision for income taxes	$67,764	$46,157	$38,525

Geographic Information

Revenue by major geographic region is based upon the geographic location of the customers who purchase our products. The geographic locations of distributors, resellers, and systems integrators who purchase and resell our products may be different from the geographic locations of end customers. The information below summarizes revenue from unaffiliated customers by geographic area for the years ended January 31, 2013, 2012 and 2011:

	Year Ended January 31,
(in thousands)	2013	2012	2011
United States	$387,927	$342,479	$292,604
United Kingdom	73,842	83,787	102,389
Other	377,773	356,382	331,806
Total revenue	$839,542	$782,648	$726,799

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

Property and equipment, net by geographic area consisted of the following as of January 31, 2013 and 2012:

	January 31,
(in thousands)	2013	2012
United States	$20,607	$11,406
Israel	11,025	10,150
Germany	2,241	2,309
United Kingdom	1,771	2,024
Canada	637	694
Other	1,880	1,706
Total property and equipment, net	$38,161	$28,289

Significant Customers

No single customer accounted for more than 10% of our total revenue during any of the years ended January 31, 2013, 2012 and 2011.

19.	SUBSEQUENT EVENTS

Merger with CTI

On August 12, 2012, we entered into the CTI Merger Agreement providing for the merger of CTI with and into our new, wholly owned subsidiary. The CTI Merger was completed on February 4, 2013 and eliminated CTI's majority ownership in and control of us. Further details regarding the CTI Merger appear in Note 4, "Merger Agreement with CTI".

Stock Bonus Program

On March 15, 2013, our board of directors approved up to 150,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the year ending January 31, 2014. Executive officers will be permitted to participate in this program for the year ending January 31, 2014, but only to the extent that shares remain available for awards following the enrollment of all other participants. Shares awarded to executive officers with respect to the 15% discount will be subject to a one year vesting period.

2013 Amended Credit Agreement

On March 6, 2013, we entered into an amendment and restatement agreement with the lenders under our 2011 Credit Agreement providing for the 2013 Amended Credit Agreement. The 2013 Amended Credit Agreement provides for $850.0 million of senior secured credit facilities, comprised of (i) a $650.0 million term loan maturing in September 2019 and (ii) a $200.0 million revolving credit facility maturing in March 2018, subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the 2013 Amended Credit Agreement.

The 2013 Amended Credit Agreement included an original issuance term loan discount of 0.5%, or $3.3 million, resulting in net term loan proceeds of $646.7 million. This discount will be amortized as interest expense over the term of the new term loan using the effective interest method.

The majority of the new term loan proceeds were used to repay all $576.0 million of outstanding term loan borrowings under the 2011 Credit Agreement at the closing date of the 2013 Amended Credit Agreement.  There were no outstanding borrowings under the 2011 Credit Agreement's revolving credit facility at the closing date.

Loans under the 2013 Amended Credit Agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at our election:

(a) in the case of Eurodollar loans, the Adjusted LIBO Rate plus 3.00% (or, if our corporate credit ratings are BB- and Ba3 or better, 2.75%). The Adjusted LIBO Rate is the greater of (i) 1.00% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the 2013 Amended Credit Agreement), and

(b) in the case of Base Rate loans, the Base Rate plus 2.00% (or, if our corporate credit ratings are BB- and Ba3 or better, 1.75%). The Base Rate is the greatest of (i) the administrative agent's prime rate, (ii) the Federal Funds Effective Rate (as defined in the 2013 Amended Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

The initial interest rate on the new term loan was 4.00%.

We incurred debt issuance costs, which are being quantified but are estimated to be approximately $7.5 million, associated with the 2013 Amended Credit Agreement, which have been deferred and will be amortized as interest expense over the term of the 2013 Amended Credit Agreement.

At the March 6, 2013 closing date of the 2013 Amended Credit Agreement, there were $11.0 million of unamortized deferred fees and $2.2 million of unamortized original issuance term loan discount associated with the 2011 Credit Agreement. Of the $11.0 million of unamortized deferred fees, $3.5 million were associated with the revolving credit commitments under the 2011 Credit Agreement provided by lenders that are continuing to provide revolving credit commitments under the 2013 Amended Credit Agreement and will therefore continue to be deferred, and will be amortized over the term of the 2013 Amended Credit Agreement.  The accounting treatment for the remaining $7.5 million of unamortized deferred fees and the $2.2 million unamortized original issuance discount, all of which relates to the term loan under the 2011 Credit Agreement, is being assessed.

Under the 2013 Amended Credit Agreement, we are required to pay a commitment fee equal to 0.50% per annum of the undrawn portion on the revolving credit facility, payable quarterly, and customary administrative agent and letter of credit fees. These fees are unchanged from the 2011 Credit Agreement.

The 2013 Amended Credit Agreement requires us to make term loan principal payments of $1.6 million per quarter commencing on May 1, 2013 and continuing through August 1, 2019, with the remaining balance due in September 2019.  Optional prepayments of the loans are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates and a 1.0% premium applicable in the event of a Repricing Transaction (as defined in the 2013 Amended Credit Agreement) prior to March 5, 2014.  The loans are also subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flows (as defined in the 2013 Amended Credit Agreement), and certain other events. Prepayments are applied first to the eight immediately following scheduled term loan principal payments, then pro rata to other remaining scheduled term loan principal payments, if any, and thereafter as otherwise provided in the 2013 Amended Credit Agreement.

Our obligations under the 2013 Amended Credit Agreement are guaranteed, in the same manner as under the 2011 Credit Agreement, by substantially all of our domestic subsidiaries and certain foreign subsidiaries that have elected to be disregarded for U.S. tax purposes, and are secured, in the same manner as under the 2011 Credit Agreement, by security interests in substantially all of our and their assets, subject to certain exceptions detailed in the 2013 Amended Credit Agreement and related ancillary documents.

The 2013 Amended Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type, which covenants are substantially similar to those in the 2011 Credit Agreement. These covenants include limitations on us and our subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. The revolving credit facility also contains a financial covenant that requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2013 Amended Credit Agreement) of no greater than 5.00 to 1 until January 31, 2015 and no greater than 4.50 to 1 thereafter (the "Leverage Ratio Covenant"). The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2013 Amended Credit Agreement.

The 2013 Amended Credit Agreement provides for certain customary events of default with corresponding grace periods. These events of default include failure to pay principal or interest when due under the 2013 Amended Credit Agreement, failure to comply with covenants, any representation or warranty made by us proving to be inaccurate in any material respect, defaults under certain other indebtedness of us or our subsidiaries, the occurrence of a Change of Control (as defined in the 2013 Amended Credit Agreement) with respect to us and certain insolvency or receivership events affecting us or our significant subsidiaries. Upon the occurrence of an event of default resulting from a violation of the Leverage Ratio Covenant, the lenders under our revolving credit facility may require us to immediately repay outstanding borrowings under the revolving credit facility and may terminate their commitments to provide loans under that facility. A violation of the Leverage Ratio Covenant would not, by itself, result in an event of default under the term loan but may trigger a cross-default under the term loan in the event we are required to repay outstanding borrowings under the revolving credit facility. Upon the occurrence of other events of default, the lenders may require us to immediately repay all outstanding borrowings under the 2013 Amended Credit Agreement and the lenders under our revolving credit facility may terminate their commitments to provide loans under the facility.

20. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized condensed quarterly financial information for the years ended January 31, 2013 and 2012 appears in the following tables:

	Quarter Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2012	2012	2012	2013
Revenue	$196,635	$212,426	$201,520	$228,961
Gross profit	128,307	136,446	136,238	156,547
Income before provision for income taxes	14,029	18,037	8,858	26,840
Net income	11,630	13,265	6,615	27,294
Net income attributable to Verint Systems Inc.	10,035	12,607	5,471	25,889
Net income attributable to Verint Systems Inc. common shares:
for basic net income per common share	6,291	8,739	1,562	21,938
for diluted net income per common share	6,291	8,739	1,562	25,889

Net income per common share attributable to Verint Systems Inc.
Basic	$0.16	$0.22	$0.04	$0.55
Diluted	$0.16	$0.22	$0.04	$0.50

	Quarter Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2011	2011	2011	2012
Revenue	$176,332	$194,959	$199,364	$211,993
Gross profit	120,983	125,850	129,225	138,229
Income before provision for (benefit from) income taxes	3,064	14,437	9,217	19,439
Net income	1,555	11,274	9,921	17,875
Net income (loss) attributable to Verint Systems Inc.	(112)	10,475	9,451	17,179
Net income (loss) attributable to Verint Systems Inc. common shares:
for basic net income (loss) per common share	(3,661)	6,768	5,704	13,392
for diluted net income (loss) per common share	(3,661)	6,768	5,704	13,392

Net income (loss) per common share attributable to Verint Systems Inc.
Basic	$(0.10)	$0.18	$0.15	$0.34
Diluted	$(0.10)	$0.17	$0.15	$0.34

Net income (loss) per common share attributable to Verint Systems Inc. is computed independently for each quarterly period and for the year. Therefore, the sum of quarterly net income (loss) per common share amounts may not equal the amounts reported for the years.

The computation of diluted net income per share attributable to Verint Systems Inc. for the quarter ended January 31, 2013 assumes the conversion of our Preferred Stock into approximately 11.2 million shares of common stock.

Quarterly operating results for the year ended January 31, 2013 include the following:

•
Professional fees and related expenses associated with the CTI Merger of approximately $0.9 million, $2.4 million, $9.6 million, and $3.2 million for the four quarterly periods in the year ended January 31, 2013, respectively.

Quarterly operating results for the year ended January 31, 2012 include the following:

•	An $8.1 million loss on extinguishment of debt in the three months ended April 30, 2011 associated with the termination of the 2007 Credit Agreement.

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors. Our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter. Moreover, revenue and operating income in the first quarter of a new year may be lower than in the fourth quarter of the preceding year, potentially by a significant margin. In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that these seasonal and cyclical factors primarily reflects customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for our sales personnel. While seasonal and cyclical factors such as these are common in the software and technology industry, this pattern should not be considered a reliable indicator of our future revenue or financial performance. Many other factors, including general economic conditions, also have an impact on our business and financial results. See "Risk Factors" under Item 1A for a more detailed discussion of factors which may affect our business and financial results.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The information contained in this section covers management's evaluation of our disclosure controls and procedures and management's assessment of our internal control over financial reporting in each case as of January 31, 2013.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 31, 2013.  Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2013.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate "internal control over financial reporting," as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.  Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2013.  In making this assessment, our management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework.  As a result of this evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2013.

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

In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended January 31, 2013, management determined, with the participation of our Chief Executive Officer and Chief Financial Officer, that there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Verint Systems Inc.
Melville, New York

We have audited the internal control over financial reporting of Verint Systems Inc. and subsidiaries (the "Company") as of January 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2013 of the Company and our report dated March 27, 2013 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of the Financial Accounting Standards Board's Accounting Standards Update ("ASU") 2009-13, Multiple Deliverable Revenue Arrangements and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 27, 2013

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by Item 10 will be included in our definitive proxy statement under the captions “Election of Directors”, “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”. Such information is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by Item 11 will be included in our definitive proxy statement under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation”. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by Item 12 will be included in our definitive proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management”. Such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of January 31, 2013. Not included in the table below is available capacity under the Comverse Technology, Inc. 2011 Stock Incentive Compensation Plan (the "CTI Plan"), which we assumed on February 4, 2013 in connection with the consummation of the CTI Merger. There are approximately 2,700,000 shares available for issuance under the CTI Plan and no awards outstanding.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	2,915,303	(2)	$31.88	4,879,332	(3)
Equity compensation plans not approved by security holders	—			—

Total	2,915,303		$31.88	4,879,332

(1) The weighted-average price relates to outstanding stock options only (as of the applicable date). Other outstanding awards carry no exercise price and are therefore excluded from the weighted-average price.
(2) Consists of 924,113 stock options and 1,976,646 restricted stock units.
(3) Excludes 220,213 shares available under the Vovici Corporation 2006 Amended and Restated Stock Plan, which plan was assumed in connection with our acquisition of Vovici Corporation in 2011 and is not expected to be used for future awards.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, the information required by Item 13 will be included in our definitive proxy statement under the captions “Corporate Governance” and “Certain Relationships and Related Person Transactions”. Such information is incorporated herein by reference.

Under our audit committee charter, all related-party transactions (as described in Item 404 of Regulation S-K and relevant SEC and stock exchange rules) other than director and officer compensation arrangements approved by the full board of directors or the compensation committee must be approved in advance by the audit committee of our board of directors. In addition to the requirements of our audit committee charter, we have a written policy regarding the approval of related-party transactions. Such policy provides that any related-party transaction, which includes any financial transaction, arrangement, or relationship between us and a related party, or any series of similar transactions, arrangements, or relationships between us and a related party, where the aggregate amount involved will or is expected to exceed $120,000 in any fiscal year, must be described in writing and submitted to our Chief Compliance Officer prior to the transaction. Such proposed related-party transaction must be reviewed by our Chief Compliance Officer and/or Chief Financial Officer and must be submitted to our audit committee for its review and approval. Our Chief Compliance Officer, Chief Financial Officer, and audit committee will consider several factors in their review, including the fairness of the terms of the transaction, the role of the related party in the transaction, and whether the transaction could have an effect on the status of any director or director nominees as an independent director under applicable rules. The audit committee has reviewed and approved all of the agreements and transactions referred to in this section.
The following summarizes various agreements and arrangements that were in effect during the period beginning on February 1, 2012 (the first day of our most recently completed fiscal year) and ending on the date of this report between us and related parties, principally CTI, our former majority stockholder, and its affiliates.
Agreements Relating to the CTI Merger
On August 12, 2012, we entered into the CTI Merger Agreement providing for the CTI Merger, upon the terms and subject to the conditions set forth in the CTI Merger Agreement. The CTI Merger was completed on February 4, 2013.
Merger Agreement

Pursuant to the terms of the CTI Merger Agreement, each share of CTI common stock outstanding immediately prior to the effective time of the CTI Merger was converted into the right to receive new shares of our common stock at an exchange ratio of 0.1298 shares of our common stock for each share of CTI common stock. In addition, each outstanding share of our Preferred Stock and each outstanding share of our common stock held by CTI immediately prior to the effective time of the CTI Merger was canceled. Immediately following the effective time of the CTI Merger, former CTI shareholders owned approximately 54.6% of our common stock outstanding after completion of the CTI Merger.
Pursuant to the terms of the CTI Merger Agreement, the completion of the CTI Merger was contingent upon, among other things, completion of the Comverse share distribution or a Comverse disposition.
The share exchange provision of the CTI Merger Agreement provided that each holder of shares of CTI common stock would receive new shares of our common stock representing such holder's pro rata portion of an aggregate number of shares of our common stock equal to the sum of (1) the shares of our common stock held by CTI immediately prior to the completion of the CTI Merger (including the shares of our common stock issuable upon conversion of the shares of our Preferred Stock held by CTI at a conversion price of $32.66), plus (2) additional shares of our common stock the number of which is equal to the $25 million Target Amount (described below) divided by the average of the daily volume weighted averages of the trading prices of our common stock on NASDAQ during the 20 consecutive trading days ending on the second trading day immediately prior to the closing date of the CTI Merger, plus (3) additional shares of our common stock based on the positive net worth of CTI (as determined in accordance with the CTI Merger Agreement) immediately prior to the completion of the CTI Merger, up to a maximum dollar value of $10 million.  Under the CTI Merger Agreement, the Target Amount was determined based on the timing of the Comverse share distribution or a Comverse disposition and the level of CTI's beneficial ownership of shares of our common stock following the date of the CTI Merger Agreement.
Under the terms of the CTI Merger Agreement, each outstanding share of our common stock and our Preferred Stock held by CTI at the effective time of the CTI Merger was canceled.  Holders of shares of our common stock immediately prior to the completion of the CTI Merger, other than CTI, continued to own their existing shares, which were not affected by the CTI Merger.
The CTI Merger Agreement restricted CTI from amending or modifying the terms of the agreements relating to the Comverse share distribution from the forms attached to the CTI Merger Agreement without our consent if those amendments or modifications would adversely affect our rights or the rights of CTI under those agreements in any material respect, including without limitation the right of CTI to be indemnified for specified losses related to Comverse.
The CTI Merger Agreement provided certain termination rights to both us and CTI, including in the event that the Comverse share distribution or a Comverse disposition did not occur by April 30, 2013, and further provided that in connection with the termination of the CTI Merger Agreement under specified circumstances, we may have been required to pay CTI, or CTI may have been required to pay us, a fee of $10 million and/or such party's out-of-pocket expenses.  Furthermore, upon termination of the CTI Merger Agreement under certain circumstances, we and CTI would have been entitled to certain rights and subject to certain obligations set forth in the Governance and Repurchase Rights Agreement, as further described below.
Voting Agreement

In connection with entering into the CTI Merger Agreement, CTI entered into a Voting Agreement (the "Voting Agreement") with us pursuant to which CTI agreed, among other things, to vote the shares of our common stock and our Preferred Stock beneficially owned by CTI in favor of the adoption of the CTI Merger Agreement.  CTI also agreed to comply with certain restrictions on the disposition of such shares as set forth in the Voting Agreement, including requiring any transferee of CTI's voting securities to be bound by the terms of the Voting Agreement.  Pursuant to its terms, the Voting Agreement terminated upon the completion of the CTI Merger.
Governance and Repurchase Rights Agreement

Also in connection with entering into the CTI Merger Agreement, we and CTI entered into a Governance and Repurchase Rights Agreement (the "Governance and Repurchase Rights Agreement").
The Governance and Repurchase Rights Agreement set forth certain agreements between the parties regarding the size and composition of our board of directors in the event the CTI Merger Agreement was terminated either (i) because the Comverse share distribution or a Comverse disposition failed to occur by April 30, 2013 (but only if CTI shareholder approval for the Comverse share distribution or Comverse disposition was obtained) or (ii) as a result of a knowing or deliberate breach by CTI of its obligations under the CTI Merger Agreement that was not cured within 30 days of notice ("Trigger Events").
In addition, CTI agreed that following a Trigger Event and in the circumstances set forth in the Governance and Repurchase Rights Agreement, neither CTI nor its affiliates would, directly or indirectly, acquire or propose to acquire beneficial ownership of any of our outstanding voting securities other than shares of our common stock acquired pursuant to the conversion of our Preferred Stock beneficially owned by CTI (the "Standstill").
CTI also agreed that following a Trigger Event and in the circumstances set forth in the Governance and Repurchase Rights Agreement, it would vote its shares of our common stock and Preferred Stock in proportion to the votes cast with respect to our voting securities that were not beneficially owned by CTI, with specified exceptions.
In addition, CTI granted us the right following a Trigger Event and in the circumstances set forth in the Governance and Repurchase Rights Agreement to purchase such number of shares (the "Option Shares") of our Preferred Stock owned by CTI (or our common stock into which such Preferred Stock had been converted) that would result in CTI having beneficial ownership of our voting securities of less than 50% but not less than 49.5% (on an as-exercised and fully diluted basis).  The purchase price of such shares would have been equal to the sum of (1) the aggregate liquidation preference of the Preferred Stock to be purchased, plus (2) the aggregate market value (determined in accordance with the Governance and Repurchase Rights Agreement) of any of our common stock to be purchased, plus (3) a pro rata portion of $5 million based on the number of shares to be purchased (determined in accordance with the Governance and Repurchase Rights Agreement) relative to the total number of outstanding shares of our Preferred Stock.
We also granted CTI the right to cause us to purchase the Option Shares in the event the CTI Merger Agreement was terminated because the Comverse share distribution or a Comverse disposition failed to occur by April 30, 2013 (but only if CTI shareholder approval for the Comverse share distribution or a Comverse disposition was obtained).  The purchase price of such shares would have been equal to the lesser of (1) the sum of (a) the aggregate liquidation preference of the Preferred Stock to be purchased plus (b) the aggregate market value (determined in accordance with the Governance and Repurchase Rights

Agreement) of any of our common stock to be purchased and (2) the sum of (a) the aggregate market value (determined in accordance with the Governance and Repurchase Rights Agreement) for the shares (on an as-converted basis) plus (b) $25 million.
Each option would automatically terminate in the event CTI beneficially owned less than 50% of our outstanding voting securities (on an as-exercised and fully diluted basis) unless an option had been exercised but not consummated in accordance with the terms of the Governance and Repurchase Rights Agreement, in which case the termination date would have been extended until the consummation of the option.  If CTI were to have properly exercised its put option but we failed to consummate that option, CTI's sole remedy would have been the forfeiture of our call option and the termination of the Standstill.
Pursuant to its terms, the Governance and Repurchase Rights Agreement terminated upon the completion of the CTI Merger.
Comverse Share Distribution

On October 31, 2012, CTI completed the Comverse share distribution in which it distributed all of the outstanding shares of common stock of Comverse to CTI's shareholders. As a result of the Comverse share distribution, Comverse became an independent publicly held company and ceased to be a wholly owned subsidiary of CTI.
Distribution Agreement

In connection with the Comverse share distribution, Comverse and CTI entered into a Distribution Agreement, dated as of October 31, 2012 (the "Distribution Agreement"). We were a third-party beneficiary of that agreement and assumed CTI's rights and obligations under that agreement in connection with the CTI Merger. The Distribution Agreement sets forth the agreement between CTI and Comverse regarding the principal transactions necessary to separate Comverse from CTI. It also sets forth other agreements that govern certain aspects of CTI's relationship with Comverse following the completion of the Comverse share distribution and provides certain indemnities to CTI and its affiliates (including us) related to the CTI Merger Agreement, the Comverse share distribution and the Comverse business.
Distribution. Under the terms of the Distribution Agreement, on October 31, 2012, CTI distributed to its shareholders one share of Comverse common stock for every ten shares of CTI common stock held by its shareholders. Fractional shares of Converse common stock to which holders of record of CTI common shares were otherwise entitled were aggregated and sold in the public market by the distribution agent at prevailing market prices, with the proceeds distributed to each such holder such holder's ratable share of the proceeds of such sale, net of brokerage fees incurred in such sale.
Transfer of Assets and Assumptions of Liabilities. The Distribution Agreement identified certain transfers of assets and assumptions of liabilities that were necessary in advance of the Comverse share distribution so that each of CTI and Comverse retained the assets of, and the liabilities associated with, their respective businesses. The Distribution Agreement also provided for the settlement or extinguishment of certain liabilities and other obligations between CTI and Comverse.
Misallocated Transfers. CTI and Comverse agreed that if at any time after the Comverse share distribution either party discovers that it or any of its affiliates is the owner of or receives any asset or is liable for any liability that is attributable to the other party or any person that is an affiliate of the other party, it will promptly convey, or cause to be conveyed, the applicable asset or liability to the proper party.
Release of Claims. Comverse agreed to broad releases pursuant to which it released CTI and its affiliates, successors and assigns from, and indemnified and held harmless all such persons against and from, any claims against any of them arising out of or relating to the management of Comverse's business, certain events that took place prior to the Comverse share distribution, the Comverse share distribution, the terms of the Distribution Agreement and the other agreements entered into in connection with the Comverse share distribution, Comverse's post-share distribution certificate of incorporation and bylaws, and any other decision made or action taken relating to Comverse. The releases did not extend to obligations or liabilities under any agreements between CTI and Comverse that remained in effect following the Comverse share distribution.
Exchange of Information. CTI and Comverse agreed to provide each other with information relating to the other party or the conduct of its business prior to the Comverse share distribution, and information reasonably necessary to prepare financial statements and any reports or filings to be made with any governmental authority. CTI and Comverse also agreed to retain such information in accordance with their respective record retention policies as in effect on the date of the Distribution Agreement or as otherwise required by law or agreement.

Access to Information; Witnesses; Confidentiality. CTI and Comverse each agreed to allow the other party and its representatives reasonable access to all records in its possession relating to the business and affairs of the other party, including for audit, accounting, litigation, income taxes, financial reporting and regulatory compliance purposes. CTI and Comverse also agreed to use reasonable efforts to make available to the other party and its accountants, counsel and other designated representatives, upon written request, its directors, officers, employees and representatives as witnesses and to otherwise cooperate with the other party in connection with any proceeding arising out of its or the other party's business and operation before the Comverse share distribution. Subject to limited exceptions, each party agreed to hold confidential all information in its or their possession concerning the other party.
Indemnification. CTI and Comverse agreed to indemnify each other and each of their respective affiliates and representatives, and each of the heirs, executors, successors and assigns of such representatives, against certain liabilities in connection with their respective businesses and any breach by such party of the Distribution Agreement.
In addition, under the Distribution Agreement, Comverse agreed to indemnify CTI and its affiliates (including us) against certain losses that may arise as a result of the CTI Merger and the Comverse share distribution. Certain of these indemnification obligations are capped at $25.0 million and certain are uncapped. Specifically, the capped indemnification obligations include indemnifying us against losses stemming from breaches by CTI of representations, warranties and covenants in the CTI Merger Agreement and for any liabilities of CTI that are known by CTI but not included on the net worth statement delivered at the closing of the CTI Merger. Comverse's uncapped indemnification obligations include indemnifying us against liabilities relating to Comverse's business; claims by any shareholder or creditor of CTI related to the Comverse share distribution, the CTI Merger or related transactions or disclosure documents; certain claims made by employees or former employees of CTI and any claims made by employees and former employees of Comverse (including but not limited to the Israeli optionholder suits discussed under "Legal Proceedings" under Item 3); any failure by Comverse to perform under any of the agreements entered into in connection with the Comverse share distribution; claims related to CTI's ownership or operation of Comverse; claims related to the disposition of CTI's ownership interest in Starhome B.V.; certain retained liabilities of CTI that were not reflected on or reserved against on the net worth statement delivered by CTI at the closing of the CTI Merger; and claims arising out of the exercise of appraisal rights by a CTI shareholder in connection with the Comverse share distribution. CTI agreed to place $25.0 million in cash in escrow at the completion of the CTI Merger to support indemnification claims to the extent made against Comverse by us. Any amounts remaining in the escrow account at the 18 month anniversary of the closing of the CTI Merger (excluding amounts set aside for existing liability claims) will be released to Comverse. The escrow funds cannot be used for claims related to the Israeli optionholder suits discussed under "Legal Proceedings" under Item 3. Comverse also assumed all pre-Comverse share distribution tax obligations of each of Comverse and CTI.
Additional Agreements

In order to govern certain ongoing relationships between CTI and Comverse after the Comverse share distribution and to provide mechanisms for an orderly transition, CTI and Comverse entered into agreements pursuant to which certain services and rights will be provided for following the Comverse share distribution, and CTI and Comverse will indemnify each other against certain liabilities arising from their respective businesses, the services that will be provided under such agreement and the Comverse share distribution. While management does not believe any of these agreements are of the type required to be described under Item 404 of Regulation S-K and relevant SEC and stock exchange rules, we assumed CTI's rights and obligations under these agreement following the CTI Merger. The following is a summary of the terms of these agreements.
Tax Disaffiliation Agreement. In connection with the Comverse share distribution, Comverse and CTI entered into a Tax Disaffiliation Agreement, dated as of October 31, 2012 (the "Tax Disaffiliation Agreement"). The Tax Disaffiliation Agreement governs CTI's and Comverse's respective rights, responsibilities and obligations with respect to both pre- and post-Comverse share distribution periods, including tax liabilities and benefits, the preparation and filing of tax returns, and the control of audits and other tax matters. CTI and Comverse entered into the Tax Disaffiliation Agreement effective as of the effective date of the Comverse share distribution. In general, Comverse is required under the Tax Disaffiliation Agreement to pay (a) all CTI pre-disposition group taxes attributable to periods ending on or before the date of the Comverse share distribution and the portion of any straddle period ending on the date of the Comverse share distribution, and (b) all Comverse group taxes attributable to periods beginning on the day after the date of the Comverse share distribution and the portion of any straddle period beginning on the day after the date of the Comverse share distribution. In general, CTI is required under the Tax Disaffiliation Agreement to pay all CTI group taxes attributable to periods beginning on the day after the date of the Comverse share distribution and the portion of any straddle period beginning on the day after the date of the Comverse share distribution. Comverse's obligations under the Tax Disaffiliation Agreement are not limited in amount or subject to any cap. The Tax Disaffiliation Agreement also contains obligations for each of CTI and Comverse to indemnify the other for breaches of its obligations under such agreement, including in respect of payment of taxes for which it is responsible.

Transition Services Agreement. In connection with the Comverse share distribution, Comverse and CTI entered into a Transition Services Agreement, dated as of October 31, 2012 (the "Transition Services Agreement"), pursuant to which each of CTI and Comverse agreed to provide the other with certain services to help ensure an orderly transition following the Comverse share distribution.
The services to be provided by Comverse to CTI under the Transition Services Agreement include: payroll services; health and welfare plan administration; finance, treasury, accounting and internal audit services; tax return preparation; financial reporting; insurance services; information technology services; and other operation support and services. In addition, CTI is permitted to request that Comverse provide it with certain services not contemplated by the Transition Services Agreement, to the extent the request is made in good faith and the terms and conditions of such additional services are agreed. Under the Transition Services Agreement, CTI agreed to provide Comverse with the type of general operational support historically provided to Comverse by CTI employees, in each case limited to providing executive oversight, granting approvals and performing other duties required for filings.
Amounts payable for services provided under the Transition Services Agreement will generally equal the costs and expenses incurred by the party providing the services, and a significant portion of the services that Comverse is to provide have fixed fees. The Transition Services Agreement requires that the services be provided in a manner to permit CTI to comply with its legal obligations and in a manner and at a level of service that is consistent with past practice for the parties and in any event with at least a reasonable degree of care.
Subject to limited exceptions, each of CTI and Comverse agreed to limit their liability to the other in respect of causes of action arising under the agreement. In addition, Comverse agreed to indemnify CTI against certain losses stemming from the provision of services and certain breaches of the agreement.
The Transition Services Agreement will continue in effect until terminated in accordance with its terms. Each party has the right to terminate the services provided to it under the Transition Services Agreement upon thirty days prior written notice. In addition, CTI can terminate the agreement upon five days prior written notice upon the occurrence of certain corporate events.
Employee Matters Agreement. Also in connection with the Comverse share distribution, Comverse and CTI entered into an Employee Matters Agreement, dated as of October 31, 2012 (the "Employee Matters Agreement"). The Employee Matters Agreement allocates liabilities and responsibilities between CTI and Comverse relating to employee compensation and benefit plans and programs, including the treatment of certain employment agreements, severance plans, outstanding annual and long-term incentive awards, and health and welfare benefit obligations.
In general, the Employee Matters Agreement provides that, following the Comverse share distribution, Comverse will be responsible for all employment and benefit-related obligations and liabilities related to those individuals employed by Comverse prior to the Comverse share distribution and those individuals whose employment were transferred to Comverse in connection with the Comverse share distribution. In general, CTI will be responsible for any employment and benefit-related obligations and liabilities of any employees who continued to be employees of CTI following the Comverse share distribution.
Historical CTI Agreements

The following summarizes various agreements between us and CTI, our former parent company, and its affiliates, that were in effect during the year ended January 31, 2013. Under the terms of the CTI Merger Agreement, on February 4, 2013, CTI merged with and into our new, wholly owned subsidiary, with our subsidiary continuing as the surviving entity, and all of the shares of our Preferred Stock outstanding at the effective time of the CTI Merger were canceled. As a result, each of the agreements described below, other than the Federal Income Tax Sharing Agreement, are no longer in effect as of the filing date of this report.
Federal Income Tax Sharing Agreement

We are party to a tax sharing agreement with CTI which applies to periods prior to our IPO in which we were included in CTI's consolidated federal tax return. Under this agreement, for periods during which we were included in CTI's consolidated tax return, we were required to pay CTI an amount equal to the tax liability we would have owed, if any, had we filed a federal tax return on our own, as computed by CTI in its reasonable discretion. Under this agreement, we were not entitled to receive any payments from CTI in respect of, or to otherwise take advantage of, any loss resulting from the calculation of our separate tax liability. The tax sharing agreement also provided for certain payments in the event of adjustments to the group's tax liability. The tax sharing agreement will continue in effect until 60 days after the expiration of the applicable statute of limitations for the final year in which we were part of the CTI consolidated group for tax purposes.

Preferred Stock Financing Agreements

On May 25, 2007, in connection with our acquisition of Witness, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with CTI pursuant to which CTI purchased, for cash, an aggregate of 293,000 shares of our Preferred Stock at an aggregate purchase price of $293.0 million. Proceeds from the issuance of the Preferred Stock were used, together with $650.0 million of borrowings under a term loan and cash on hand, to finance the consideration for the acquisition of Witness.
The Preferred Stock was issued at a purchase price of $1,000 per share and ranked senior to our common stock. The Preferred Stock had an initial liquidation preference equal to the purchase price of the Preferred Stock, or $1,000 per share. In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of us, the holders of the Preferred Stock would have been entitled to receive, out of the assets available for distribution to our stockholders and before any distribution of assets is made on holders of our common stock, an amount equal to the then-current liquidation preference plus accrued and unpaid dividends.
Cash dividends on the Preferred Stock were cumulative and accrued quarterly at a specified dividend rate on the liquidation preference in effect at such time. Initially, the specified dividend rate was 4.25% per annum per share; however, in accordance with the terms of the certificate of designation for the Preferred Stock, beginning with the quarter ended January 31, 2008, the dividend rate was reset to 3.875% per annum and was fixed at that level. If we were to have determined that we were prohibited from paying cash dividends on the Preferred Stock under the terms of our credit agreement or other debt instruments, we were permitted to elect to make such dividend payments in shares of our common stock, which common stock would have been valued at 95% of the volume weighted-average price of our common stock for each of the five consecutive trading days ending on the second trading day immediately prior to the record date for such dividend.
Each share of Preferred Stock was entitled to a number of votes equal to the number of shares of our common stock into which such share of Preferred Stock was convertible at the conversion rate in effect on the date the Preferred Stock was issued to CTI (the "Issue Date"), or 30.6185 shares of our common stock for each share of Preferred Stock. In addition, each share of Preferred Stock was convertible, at the option of the holder, into a number of shares of our common stock equal to the liquidation preference then in effect divided by the conversion price then in effect, which was initially set at $32.66 (as adjusted from time to time, the "Conversion Rate"). We also had the right in certain circumstances to cause the mandatory conversion of the Preferred Stock into shares of our common stock at the then-applicable Conversion Rate.
Beginning with the second anniversary of the Issue Date (May 25, 2009), we had the right to force the conversion of all, but not less than all, of the Preferred Stock into our common stock at our option, but only if the closing sale price of our common stock immediately prior to such conversion equaled or exceeded the conversion price then in effect by a specified percentage. From and after the fourth anniversary of the Issue Date (May 25, 2011), this percentage was fixed at 135%.
The terms of the Preferred Stock also provided that upon a fundamental change, as defined in the certificate of designation for the Preferred Stock, the holders of the Preferred Stock would have had the right to require us to repurchase the Preferred Stock for 100% of the liquidation preference then in effect. If we failed to repurchase the Preferred Stock as required upon a fundamental change, then the number of directors constituting our board of directors would have been increased by two, and the holders of the Preferred Stock would have had the right to elect two directors to fill such vacancies. Upon repurchase of the Preferred Stock subject to the fundamental change repurchase right, the holders of the Preferred Stock would no longer have the right to elect such additional directors, the term of office of each such additional director would terminate immediately upon such repurchase, and the number of directors would, without further action, be reduced by two. In addition, in the event of a fundamental change, the Conversion Rate would have been increased to provide for additional shares of our common stock issuable to the holders of the Preferred Stock upon conversion, based on a sliding scale depending on the acquisition price, as defined in the certificate of designation for the Preferred Stock, ranging from zero to 3.7 additional shares of our common stock for every share of Preferred Stock converted into our common stock following a fundamental change.
On August 30, 2012, the certificate of designation for the Preferred Stock was amended to provide that, at the effective time of the CTI Merger, each issued and outstanding share of Preferred Stock that was not held by CTI would be automatically converted into shares of our common stock pursuant to the terms of the amended certificate of designation and would cease to accrue any dividends or any other amounts, and such conversion would have been deemed to occur immediately prior to the effective time of the CTI Merger.
CTI had the right to sell the Preferred Stock since November 25, 2007 in either private or public transactions. Pursuant to a Registration Rights Agreement we entered into concurrently with the Securities Purchase Agreement (the "New Registration

Rights Agreement"), commencing 180 days after we regained compliance with SEC reporting requirements, CTI was entitled to two demands to require us to register (which could have been underwritten registrations, upon CTI's request) the Preferred Stock and/or the shares of our common stock underlying the Preferred Stock for resale under the Securities Act. The New Registration Rights Agreement also gave CTI unlimited piggyback registration rights on certain Securities Act registrations filed by us on our own behalf or on behalf of other stockholders.
We agreed to pay all expenses resulting from a registration under the New Registration Rights Agreement, other than underwriting commissions and taxes. We also agreed to indemnify CTI, its directors, officers and employees against liabilities arising from sales of shares registered pursuant to the New Registration Rights Agreement, including Securities Act liabilities.
CTI was permitted to transfer its rights under the New Registration Rights Agreement to any transferee of the registrable securities that was an affiliate of CTI or any other subsequent transferee; provided that in each case such affiliate or transferee was required to become a party to the New Registration Rights Agreement by executing a joinder agreement agreeing to be bound by all of the terms and conditions of the New Registration Rights Agreement.
CTI Original Registration Rights Agreement

CTI's rights under the New Registration Rights Agreement were in addition to its rights under a previous Registration Rights Agreement we entered into with CTI shortly before our IPO in May 2002. This registration rights agreement (the "Original Registration Rights Agreement") covered all shares of our common stock then held by CTI and any additional shares of our common stock acquired by CTI at a later date. Under the Original Registration Rights Agreement, CTI was entitled to unlimited demand registrations of its shares on Form S-3. If we were not eligible to use Form S-3, CTI was also entitled to one demand registration on Form S-1.
CTI exercised its one Form S-1 demand registration right under the Original Registration Rights Agreement in July 2010, demanding that we prepare and file with the SEC a registration statement on Form S-1 to permit the public offering and sale of up to 2.8 million shares of our common stock owned by CTI. In connection with the exercise of this demand, we entered into a letter agreement with CTI pursuant to which we agreed not to exercise our rights under the Original Registration Rights Agreement to delay the filing of, or offer shares pursuant to, the prospectus, subject to certain limitations. CTI subsequently reduced the size of the offering to 2.3 million shares. A registration statement relating to these securities was declared effective by the SEC in January 2011.
Like the New Registration Rights Agreement, the Original Registration Rights Agreement also provided CTI with unlimited piggyback registration rights, required us to pay all expenses of a registration under the agreement (other than underwriting commissions and taxes), required us to indemnify CTI and its affiliates from liabilities resulting from the sale of our common stock under the agreement, and permitted CTI to transfer its rights under the agreement to an affiliate or other subsequent transferee, subject to the transferee signing a joinder to the agreement.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included in our definitive proxy statement under the caption “Audit Matters”. Such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report

(1) Financial Statements

The consolidated financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

See (b) below.

(b) Exhibits

Number	Description	Filed Herewith / Incorporated by Reference from

2.1	Agreement and Plan of Merger, dated August 12, 2012, by and among Comverse Technology, Inc., Verint Systems Inc. and Victory Acquisition I LLC*	Form 8-K filed on August 13, 2012
2.2	Voting Agreement, dated August 12, 2012, among Comverse Technology, Inc., Verint Systems Inc. and Victory Acquisition I LLC	Form 8-K filed on August 13, 2012
2.3	Governance and Repurchase Rights Agreement, dated August 12, 2012, by and between Comverse Technology, Inc. and Verint Systems Inc.	Form 8-K filed on August 13, 2012
2.4	Distribution Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
2.5	Tax Disaffiliation Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
3.1	Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
3.2	Amended and Restated By-laws of Verint Systems Inc.	Form 8-K filed on February 5, 2013
3.3	Amended and Restated Certificate of Designation, Preferences and Rights of the Series A Convertible Perpetual Preferred Stock of Verint Systems Inc.	Form 10-Q filed on September 6, 2012
4.1	Specimen Common Stock certificate	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
4.2	Specimen Series A Convertible Perpetual Preferred Stock certificate	Form 10-K filed on March 17, 2010
10.1	Form of Indemnification Agreement	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.2	Verint Systems Inc. 2002 Employee Stock Purchase Plan	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.3	Verint Systems Inc. Stock Incentive Compensation Plan (as amended through December 12, 2002)	Form 10-K filed on May 1, 2003

10.4	Amendment No. 1 to Verint Systems Inc. Stock Incentive Compensation Plan (dated December 23, 2008)	Form 10-K filed on March 17, 2010
10.5	Amendment No. 2 to Verint Systems Inc. Stock Incentive Compensation Plan (dated March 4, 2009)	Form 10-K filed on March 17, 2010
10.6	Verint Systems Inc. 2004 Stock Incentive Compensation Plan, as amended and restated	Form 8-K filed on January 10, 2006
10.7	Amendment No. 1 to Verint Systems Inc. 2004 Stock Incentive Compensation Plan, as amended and restated (dated December 23, 2008)	Form 10-K filed on March 17, 2010
10.8	Witness Systems Amended and Restated Stock Incentive Plan	Witness Systems, Inc. Form 10-Q for the period ended June 30, 2005
10.9	Amendment No. 1 to Witness Systems Amended and Restated Stock Incentive Plan (dated May 29, 2001)	Witness Systems, Inc. Form 10-K filed on March 17, 2006
10.10	Amendment No. 2 to Witness Systems Amended and Restated Stock Incentive Plan (dated January 15, 2004)	Witness Systems, Inc. Form 10-K filed on March 15, 2004
10.11	Amendment No. 3 to Witness Systems Amended and Restated Stock Incentive Plan (dated December 6, 2007)	Form 10-K filed on March 17, 2010
10.12	Amendment No. 4 to Witness Systems Amended and Restated Stock Incentive Plan (dated December 23, 2008)	Form 10-K filed on March 17, 2010
10.13	Verint Systems Inc. 2010 Long-Term Stock Incentive Plan	Form S-8 (Commission File No. 333-169768) effective on October 5, 2010
10.14	Amendment No. 1 to Verint Systems Inc. 2010 Long-Term Stock Incentive Plan	Form 8-K filed on June 19, 2012
10.15	Vovici Corporation Amended and Restated Stock Plan	Form 10-K filed on April 2, 2012
10.16	Comverse Technology, Inc. 2011 Stock Incentive Compensation Plan	Comverse Technology, Inc. Definitive Proxy Statement (Appendix A) filed with the SEC on October 7, 2011
10.17	Form of Stock Option Award Agreement**	Form 8-K filed on December 7, 2004
10.18	Form of Time-Based Restricted Stock Unit Award Agreement**	Form 10-K filed on March 17, 2010
10.19	Form of Performance-Based Restricted Stock Unit Award Agreement**	Form 10-K filed on March 17, 2010
10.20	Form of Time-Based Deferred Stock Award Agreement**	Form 10-K filed on March 17, 2010
10.21	Form of Performance-Based Deferred Stock Award Agreement**	Form 10-K filed on March 17, 2010
10.22	Form of Amendment to Time-Based and Performance-Based Equity Award Agreements**	Form 10-K filed on March 17, 2010
10.23	Form of Time-Based Restricted Stock Unit Award Agreement Solely Related to 2010 Grant**	Form 10-K filed on April 8, 2010
10.24	Form of Performance-Based Restricted Stock Unit Award Agreement Solely Related to 2010 Grant**	Form 10-K filed on April 8, 2010
10.25	Form of Time-Based Deferred Stock Award Agreement Solely Related to 2010 Grant**	Form 10-K filed on April 8, 2010
10.26	Form of Performance-Based Deferred Stock Award Agreement Solely Related to 2010 Grant**	Form 10-K filed on April 8, 2010
10.27	Form of Global Performance-Based Restricted Stock Unit Award**	Form 10-K filed on April 6, 2011
10.28	Form of Global Time-Based Restricted Stock Unit Award**	Form 10-K filed on April 6, 2011
10.29	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2012**	Form 10-K filed on April 2, 2012
10.30	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2012**	Form 10-K filed on April 2, 2012
10.31	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2013**	Filed herewith
10.32	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2013**	Filed herewith

10.33	Credit Agreement dated as of May 25, 2007 among Verint Systems Inc., as Borrower, the Lenders as parties thereto and Lehman Commercial Paper Inc., as Administrative Agent	Form 8-K filed on May 30, 2007
10.34
Amendment, Waiver, and Consent, dated April 27, 2010, to Credit Agreement among Verint Systems Inc., as Borrower, the Lenders, as parties thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent
Form 8-K filed on May 3, 2010
10.35
Amendment No. 3 to Credit Agreement, dated July 27, 2010, among Verint Systems Inc., the lenders from time to time party thereto, and the administrative agent party thereto, to the Credit Agreement, dated as of May 25, 2007, among Verint Systems Inc., the lenders from time to time party thereto, and the administrative agent party thereto
Form 8-K filed on August 2, 2010
10.36	Incremental Amendment and Joinder Agreement, dated July 30, 2010, among Verint Systems Inc., the additional lenders party thereto, and the administrative agent	Form 8-K filed on August 2, 2010
10.37	Credit Agreement dated as of April 29, 2011 among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent	Form 8-K filed on May 2, 2011
10.38
Amendment and Restatement Agreement, dated as of March 6, 2013, among Verint Systems Inc., the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent, including the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent attached as Exhibit A thereto
Form 8-K filed on March 8, 2013
10.39	Employment Agreement, dated February 23, 2010, between Verint Systems Inc. and Dan Bodner**	Form 8-K filed on February 23, 2010
10.40	Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Douglas Robinson**	Form 8-K filed on July 14, 2011
10.41	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Elan Moriah**	Form 8-K filed on July 14, 2011
10.42	Contract of Employment, dated July 10, 2011, by and among Meir Sperling, Verint Systems Ltd., and Verint Systems Inc. **	Form 8-K filed on July 14, 2011
10.43	Employment Agreement, dated April 16, 2001, between Comverse Infosys UK Limited and David Parcell**	Form 10-K filed on March 17, 2010
10.44	Amended and Restated Supplemental Employment Agreement, dated July 13, 2011, between Verint Systems UK Limited and David Parcell**	Form 8-K filed on July 14, 2011
10.45	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Peter Fante**	Form 8-K filed on July 14, 2011
10.46	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan**	Form 10-K filed on May 19, 2010
10.47	2009 Executive Officer Retention Letter**	Form 10-K filed on March 17, 2010
10.48	Federal Income Tax Sharing Agreement, dated as of January 31, 2002, between Comverse Technologies, Inc. an Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
21.1	Subsidiaries of Verint Systems Inc.	Filed herewith
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS***	XBRL Instance Document	Filed herewith

101.SCH***	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

(1)These exhibits are being "furnished" with this periodic report and are not deemed "filed" with the SEC and are not incorporated by reference in any filing of the company under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

* Certain exhibits and schedules have been omitted, and the company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request.

** Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

*** In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(c) Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERINT SYSTEMS INC.

March 27, 2013	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

March 27, 2013	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dan Bodner	Chief Executive Officer and President, and Director	March 27, 2013
Dan Bodner	(Principal Executive Officer)

/s/ Douglas E. Robinson	Chief Financial Officer	March 27, 2013
Douglas E. Robinson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Victor A. DeMarines	Chairman of the Board of Directors	March 27, 2013
Victor A. DeMarines

/s/ John R. Egan	Director	March 27, 2013
John R. Egan

/s/ Larry Myers	Director	March 27, 2013
Larry Myers

/s/ Richard Nottenburg	Director	March 27, 2013
Richard Nottenburg

/s/ Howard Safir	Director	March 27, 2013
Howard Safir

/s/ Earl Shanks	Director	March 27, 2013
Earl Shanks