Form 10-Q
period 2013-04-30
VERINT SYSTEMS INC
filed 2013-06-03
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2013
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

There were 52,707,611 shares of the registrant’s common stock outstanding on May 15, 2013.

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

•
risks arising as a result of contingent, unknown or unexpected obligations or liabilities of our former parent company, Comverse Technology, Inc. ("CTI"), assumed upon completion of the merger with CTI, pursuant to which CTI merged with and into our new, wholly owned subsidiary (the "CTI Merger"), including regulatory or compliance liabilities, or as a result of parties obligated to provide us with indemnification being unwilling or unable to perform such obligations;

•	risks associated with being a former consolidated subsidiary of CTI and formerly part of CTI's consolidated tax group;

•
risks relating to our reliance on CTI's former subsidiary, Comverse, Inc. ("Comverse"), to perform certain transition services following the CTI Merger on a timely basis or at all in order for us to comply with certain regulatory requirements;

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

These risks, uncertainties and challenges, as well as other factors, are discussed in greater detail in "Risk Factors" under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2013. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

iii

PART I

Item 1.     Financial Statements
VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,
(in thousands, except share and per share data)	2013	2013
Assets
Current Assets:
Cash and cash equivalents	$256,164	$209,973
Restricted cash and bank time deposits	7,943	11,128
Short-term investments	63,179	13,593
Accounts receivable, net of allowance for doubtful accounts of $1.3 million and $1.8 million, respectively	177,761	168,415
Inventories	11,603	15,014
Deferred cost of revenue	4,812	6,253
Prepaid expenses and other current assets	85,329	77,277
Total current assets	606,791	501,653
Property and equipment, net	37,140	38,161
Goodwill	825,465	829,909
Intangible assets, net	133,841	144,261
Capitalized software development costs, net	6,128	6,343
Long-term deferred cost of revenue	8,601	7,742
Other assets	66,103	36,200
Total assets	$1,684,069	$1,564,269

Liabilities, Preferred Stock, and Stockholders' Equity
Current Liabilities:
Accounts payable	$46,117	$47,355
Accrued expenses and other current liabilities	186,054	177,736
Current maturities of long-term debt	7,406	5,867
Deferred revenue	169,181	163,252
Total current liabilities	408,758	394,210
Long-term debt	642,051	570,822
Long-term deferred revenue	12,867	13,562
Other liabilities	94,298	70,457
Total liabilities	1,157,974	1,049,051
Preferred Stock - $0.001 par value; authorized 2,500,000 shares. Series A convertible preferred stock; Issued and outstanding 0 and 293,000 shares as of April 30, 2013 and January 31, 2013, respectively; aggregate liquidation preference and redemption value of $365,914 at January 31, 2013.	—	285,542
Commitments and Contingencies
Stockholders' Equity:
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 52,989,000 and 40,460,000 shares; outstanding 52,687,000 and 40,158,000 shares as of April 30, 2013 and January 31, 2013, respectively.	53	40
Additional paid-in capital	887,883	580,762
Treasury stock, at cost - 302,000 shares as of April 30, 2013 and January 31, 2013.	(8,013)	(8,013)
Accumulated deficit	(312,915)	(303,762)
Accumulated other comprehensive loss	(46,936)	(44,225)
Total Verint Systems Inc. stockholders' equity	520,072	224,802
Noncontrolling interest	6,023	4,874
Total stockholders' equity	526,095	229,676
Total liabilities, preferred stock, and stockholders' equity	$1,684,069	$1,564,269

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2013	2012
Revenue:
Product	$87,350	$91,999
Service and support	117,436	104,636
Total revenue	204,786	196,635
Cost of revenue:
Product	31,172	30,892
Service and support	38,498	33,652
Amortization of acquired technology and backlog	3,638	3,784
Total cost of revenue	73,308	68,328
Gross profit	131,478	128,307
Operating expenses:
Research and development, net	30,028	28,403
Selling, general and administrative	81,704	72,723
Amortization of other acquired intangible assets	6,033	6,198
Total operating expenses	117,765	107,324
Operating income	13,713	20,983
Other income (expense), net:
Interest income	155	130
Interest expense	(7,188)	(7,718)
Loss on extinguishment of debt	(9,706)	—
Other income (expense), net	(1,808)	634
Total other expense, net	(18,547)	(6,954)
Income (loss) before provision for income taxes	(4,834)	14,029
Provision for income taxes	3,103	2,399
Net income (loss)	(7,937)	11,630
Net income attributable to noncontrolling interest	1,216	1,595
Net income (loss) attributable to Verint Systems Inc.	(9,153)	10,035
Dividends on preferred stock	(174)	(3,744)
Net income (loss) attributable to Verint Systems Inc. common shares	$(9,327)	$6,291

Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$(0.18)	$0.16
Diluted	$(0.18)	$0.16

Weighted-average common shares outstanding:
Basic	51,970	39,017
Diluted	51,970	39,889

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2013	2012
Net income (loss)	$(7,937)	$11,630
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	(4,664)	5,015
Net unrealized gains on derivative financial instruments designated as hedges	2,072	146
Provision for income taxes on net unrealized gains on derivative financial instruments designated as hedges	(186)	(34)
Other comprehensive income (loss)	(2,778)	5,127
Comprehensive income (loss)	(10,715)	16,757
Comprehensive income attributable to noncontrolling interest	1,149	1,699
Comprehensive income (loss) attributable to Verint Systems Inc.	$(11,864)	$15,058

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interest
Balances as of January 31, 2012	38,982	$40	$554,351	$(7,466)	$(357,764)	$(47,736)	$141,425	$2,870	$144,295
Net income	—	—	—	—	10,035	—	10,035	1,595	11,630
Other comprehensive income	—	—	—	—	—	5,023	5,023	104	5,127
Stock-based compensation - equity portion	—	—	4,986	—	—	—	4,986	—	4,986
Exercises of stock options	37	—	688	—	—	—	688	—	688
Common stock issued for stock awards	121	—	—	—	—	—	—	—	—
Purchases of treasury stock	(12)	—	—	(369)	—	—	(369)	—	(369)
Treasury stock retired	—	—	(68)	68	—	—	—	—	—
Tax effects from stock award plans	—	—	52	—	—	—	52	—	52
Balances as of April 30, 2012	39,128	$40	$560,009	$(7,767)	$(347,729)	$(42,713)	$161,840	$4,569	$166,409

Balances as of January 31, 2013	40,158	$40	$580,762	$(8,013)	$(303,762)	$(44,225)	$224,802	$4,874	$229,676
Net income (loss)	—	—	—	—	(9,153)	—	(9,153)	1,216	(7,937)
Other comprehensive loss	—	—	—	—	—	(2,711)	(2,711)	(67)	(2,778)
Stock-based compensation - equity portion	—	—	5,719	—	—	—	5,719	—	5,719
Exercises of stock options	76	—	1,687	—	—	—	1,687	—	1,687
Common stock issued for stock awards and stock bonuses	179	—	74	—	—	—	74	—	74
Stock issued for CTI Merger	12,274	13	299,626	—	—	—	299,639	—	299,639
Tax effects from stock award plans	—	—	15	—	—	—	15	—	15
Balances as of April 30, 2013	52,687	$53	$887,883	$(8,013)	$(312,915)	$(46,936)	$520,072	$6,023	$526,095

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$(7,937)	$11,630
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,459	14,096
Stock-based compensation - equity portion	5,719	4,986
Non-cash (gains) losses on derivative financial instruments, net	(430)	140
Loss on extinguishment of debt	9,706	—
Other non-cash items, net	4,661	275
Changes in operating assets and liabilities, net of effects of CTI Merger:
Accounts receivable	(9,654)	17,602
Inventories	3,097	(825)
Deferred cost of revenue	841	7,272
Prepaid expenses and other assets	(294)	536
Accounts payable and accrued expenses	(1,331)	(5,435)
Deferred revenue	6,435	(719)
Other, net	884	(2,026)
Net cash provided by operating activities	26,156	47,532

Cash flows from investing activities:
Purchases of short-term investments	(49,586)	—
Cash paid for business combinations, including adjustments	—	(660)
Purchases of property and equipment	(2,490)	(4,075)
Settlements of derivative financial instruments not designated as hedges	17	(476)
Cash paid for capitalized software development costs	(487)	(1,127)
Change in restricted cash and bank time deposits, including long-term portion	3,344	(102)
Net cash used in investing activities	(49,202)	(6,440)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	646,750	—
Repayments of borrowings and other financing obligations	(578,276)	(1,738)
Payments of debt issuance and other debt-related costs	(6,972)	—
Cash received in CTI Merger	10,370	—
Proceeds from exercises of stock options	1,686	1,024
Purchases of treasury stock	—	(369)
Payments of contingent consideration for business combinations (financing portion)	(3,451)	(1,424)
Net cash provided by (used in) financing activities	70,107	(2,507)
Effect of exchange rate changes on cash and cash equivalents	(870)	585
Net increase in cash and cash equivalents	46,191	39,170
Cash and cash equivalents, beginning of period	209,973	150,662
Cash and cash equivalents, end of period	$256,164	$189,832

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Unless the context otherwise requires, the terms "Verint", "we", "us", and "our" in these notes to condensed consolidated financial statements refer to Verint Systems Inc. and its consolidated subsidiaries.

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

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended January 31, 2013. The condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the periods ended April 30, 2013 and 2012, and the condensed consolidated balance sheet as of April 30, 2013, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2013 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2013. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2013. The results for interim periods are not necessarily indicative of a full year’s results.

Significant Change in Ownership

On February 4, 2013, we successfully completed the acquisition of our former parent company, Comverse Technology, Inc. ("CTI"), eliminating CTI's majority ownership and control of us and establishing us as a fully independent public company. Prior to February 4, 2013, CTI beneficially owned a majority of our common stock (assuming the conversion of CTI’s holdings of our Series A Convertible Preferred Stock ("Preferred Stock") into common stock) and held a majority of the voting power of our common stock. Our acquisition of CTI is described in greater detail in Note 4, "Merger with CTI".

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

Significant Accounting Policies

We describe our significant accounting policies in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2013. There were no significant changes to our significant accounting policies during the three months ended April 30, 2013.

New Accounting Pronouncements

New Accounting Pronouncements Implemented

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which contained amended standards regarding disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"). These amended standards require the disclosure of information about the amounts reclassified out of AOCI by component and, in addition, require disclosure, either on the face of the financial statements or in the notes, of significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. These amended standards do not change the current requirements for reporting net income or other comprehensive income in the condensed consolidated financial statements. These amended standards were effective for us on February 1, 2013, and adoption of this guidance did not materially impact our condensed consolidated financial statements. The disclosures required by the amended standards appear in Note 10, "Stockholders' Equity".

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets for impairment and improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Our adoption of this guidance effective February 1, 2013 did not materially impact our condensed consolidated financial statements.

New Accounting Pronouncements To Be Implemented

In March 2013, the FASB issued ASU No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We are currently reviewing this standard, but we do not anticipate that its adoption will have a material impact on our condensed consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

2.	NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income (loss) per common share attributable to Verint Systems Inc. for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,
(in thousands, except per share amounts)	2013	2012
Net income (loss)	$(7,937)	$11,630
Net income attributable to noncontrolling interest	1,216	1,595
Net income (loss) attributable to Verint Systems Inc.	(9,153)	10,035
Dividends on Preferred Stock	(174)	(3,744)
Net income (loss) attributable to Verint Systems Inc. for basic net income (loss) per common share	(9,327)	6,291
Dilutive effect of dividends on Preferred Stock	—	—
Net income (loss) attributable to Verint Systems Inc. for diluted net income (loss) per common share	$(9,327)	$6,291
Weighted-average shares outstanding:
Basic	51,970	39,017
Dilutive effect of employee equity award plans	—	872
Dilutive effect of assumed conversion of Preferred Stock	—	—
Diluted	51,970	39,889
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$(0.18)	$0.16
Diluted	$(0.18)	$0.16

We excluded the following weighted-average common shares underlying stock-based awards and the assumed conversion of our Preferred Stock from the calculations of diluted net income per common share because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,
(in thousands)	2013	2012
Common shares excluded from calculation:
Stock options and restricted stock-based awards	694	952
Convertible Preferred Stock	504	10,882

Our Preferred Stock was canceled in conjunction with the CTI Merger on February 4, 2013. The weighted-average common shares underlying the assumed conversion of the Preferred Stock for the three months ended April 30, 2013 in the table above reflect the Preferred Stock as outstanding for only four days during the three months ended April 30, 2013. Further details regarding the CTI Merger appear in Note 4, "Merger with CTI".

3. SHORT-TERM INVESTMENTS

As of April 30, 2013, our short-term investments consisted of $50.0 million of investments in commercial paper, which are classified as available-for-sale, and $13.2 million of time deposits with maturities in excess of 90 days but less than one year, which are classified as held-to-maturity.

We report our available-for-sale securities at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of income taxes, are included in accumulated other comprehensive income (loss) within stockholders’ equity in our condensed consolidated balance sheets. Unrealized gains and losses on available-for-sale securities at April 30, 2013 were not significant. Short-term investments classified as held-to-maturity and are recorded at amortized cost.

As of January 31, 2013, our short-term investments consisted of time deposits with maturities in excess of 90 days but less than one year which are classified as held to maturity and are recorded at amortized cost of $13.6 million.

We received no proceeds from sales of available for sale securities during the three months ended April 30, 2013 and 2012.

4. MERGER WITH CTI

Overview
On August 12, 2012, we entered into an agreement and plan of merger with CTI (the "CTI Merger Agreement"), providing for the merger of CTI with and into our new, wholly owned subsidiary (the "CTI Merger") upon the terms and subject to the conditions set forth in the CTI Merger Agreement.  Pursuant to the terms of the CTI Merger Agreement, the completion of the CTI Merger was contingent upon, among other things, CTI's completion of a distribution to its shareholders of substantially all of its assets other than its interests in us (the "Comverse share distribution") or other sale or disposition by CTI of these assets. On October 31, 2012, CTI completed the Comverse share distribution in which it distributed all of the outstanding shares of common stock of its subsidiary, Comverse, Inc. ("Comverse"), to its shareholders. As a result of the Comverse share distribution, Comverse became an independent public company and ceased to be a wholly owned subsidiary of CTI.

Following the satisfaction of the various conditions precedent to closing the CTI Merger, including the requisite approval of the CTI Merger Agreement and the transactions contemplated by that agreement by our stockholders and the shareholders of CTI, the CTI Merger was completed on February 4, 2013. As of January 31, 2013, prior to the effective time of the CTI Merger, CTI held approximately a 53.5% beneficial ownership position in us, assuming conversion of all of our Preferred Stock then held by CTI into shares of our common stock. The CTI Merger eliminated CTI's majority ownership and control of us.

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

•
0.8 million shares determined by dividing a $25.0 million "Target Amount" by $32.78, which was the average of the daily volume weighted averages of the trading prices of our common stock during the 20 consecutive trading days ending on January 31, 2013. The $25.0 million "Target Amount" was determined in accordance with the CTI Merger Agreement and was determined based on CTI's successful completion of the Comverse share distribution on October 31, 2012.

•
0.3 million shares determined by dividing CTI's $9.9 million positive net worth (as defined in the CTI Merger Agreement) at the effective date of the CTI Merger, by $32.78, which was the average of the daily volume weighted averages of the trading prices of our common stock during the 20 consecutive trading days ending on January 31, 2013. The maximum allowable CTI positive net worth for which consideration was to be paid in the CTI Merger was $10.0 million.

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

During the three months ended April 30, 2013, we incurred expenses associated with this matter of $0.4 million, consisting primarily of legal and other professional fees, which have been expensed as incurred and are reflected within selling, general and administrative expenses. During the year ended January 31, 2013, we incurred $16.1 million of expenses associated with this matter, $0.9 million of which were incurred during the three months ended April 30, 2012.

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

The Distribution Agreement, among other things, provides for the allocation between CTI and Comverse of various assets, liabilities and obligations attributable to periods prior to the Comverse share distribution. Under the Distribution Agreement, Comverse agreed to indemnify CTI and its affiliates (including Verint following the CTI Merger) against certain losses, including losses arising as a result of the CTI Merger and the Comverse share distribution. Certain of Comverse's indemnification obligations are capped at $25.0 million and certain obligations are uncapped. Pursuant to the terms of the Distribution Agreement, at the closing of the CTI Merger, CTI placed $25.0 million of cash into an escrow account to support indemnification claims to the extent made against Comverse by CTI and its affiliates (including Verint after the CTI Merger). The balance remaining in such escrow account on August 4, 2014 (18 months after the closing of the CTI Merger), if any, will be released to Comverse. Claims related to an Israeli option holder lawsuit, details of which appear in Note 16, "Commitments and Contingencies", are excluded from the escrow account and would be indemnifiable directly by Comverse without cap.

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

Condensed Consolidated Financial Statement Impact

For financial reporting purposes, the CTI Merger was accounted for as our acquisition of CTI in a combination of entities under common control. We are the continuing financial reporting entity. Common control transactions are transfers and exchanges between entities that are under the control of the same parent, or are transactions in which all of the combining entities are controlled by the same party or parties before and after the transaction and that control is not transitory. When accounting for a transfer of assets or exchange of shares between entities under common control, the entity receiving the net assets or the equity interests recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of the transfer.

Following the October 31, 2012 Comverse share distribution, the net assets of CTI consisted primarily of its controlling equity interests in Verint, as well as certain residual cash and cash equivalents and other sundry net assets. In addition, CTI had net operating loss ("NOL") carryforwards for income tax reporting purposes and other tax attributes. No CTI employees, operations or business processes moved to the combined company in the CTI Merger. As a result, our net assets and operations prior to the CTI Merger represent the vast majority of the net assets and all of the operations of the combined company.

As a result of the CTI Merger, our consolidated stockholders' equity was adjusted to reflect the $285.5 million carrying value of our Preferred Stock, all of which was held by CTI, and the $14.1 million carrying value of CTI's net assets (other than its equity interests in us) at February 4, 2013, as increases to our additional paid-in capital. Prior to the CTI Merger, our Preferred Stock had been classified as mezzanine equity on our condensed consolidated balance sheet. The majority of CTI's net assets (other than its equity interests in us) at February 4, 2013 consisted of cash and cash equivalents.

As noted above, CTI's net assets also included net deferred tax assets primarily relating to CTI's NOL carryforwards for income tax purposes. The net deferred tax assets were fully offset by unrecognized tax benefits and valuation allowances. Also included in CTI's net assets were $15.8 million of liabilities primarily related to certain unrecognized tax benefits (not offsetting NOL carryforwards) and accrued penalties and interest and corresponding indemnification assets totaling the same amount, recognizing Comverse's contractual obligation under the Tax Disaffiliation Agreement to indemnify us for these liabilities. All of these amounts are preliminary and are based on the information that was available to us through the date of this report. We are continuing to gather and assess information in this regard, and changes to the amounts previously recorded resulting from facts and circumstances that existed as of the merger date regarding these matters, if any, will be recorded as an adjustment to CTI's net assets.

5.	BUSINESS COMBINATIONS

We did not complete any business combinations during the three months ended April 30, 2013 and 2012, other than the CTI Merger, which was completed on February 4, 2013 and is discussed in Note 4, "Merger with CTI".

Transactions associated with business combinations completed in prior periods that impacted our condensed consolidated financial statements as of April 30, 2013, and for the three months ended April 30, 2013 and 2012, are described below.

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

At each reporting date, we revalue all contingent consideration obligations associated with business combinations to their estimated fair values, and any increases or decreases in fair values are reflected within selling, general and administrative expenses in our condensed consolidated statement of operations. Changes in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.

As of April 30, 2013, $6.4 million had been accrued for the actual contingent consideration earned and expected to be paid to the former Vovici shareholders under this arrangement. This liability changed by a negligible amount during the three months ended April 30, 2013, and payment of this amount is expected to occur during the three months ending July 31, 2013. Following the payment, we will have no further contingent consideration obligations for this acquisition. No contingent consideration had been paid to the former Vovici shareholders through April 30, 2013.

For the three months ended April 30, 2012, we recorded an expense of $0.3 million within selling, general and administrative expenses for the change in the fair value of the Vovici contingent consideration obligation, which primarily reflected the impacts of revised expectations of achieving the performance targets.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of Vovici totaled $0.2 million for the three months ended April 30, 2012 and were expensed as incurred. Such costs for the three months ended April 30, 2013 were not significant.

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

As of January 31, 2013, the fair value of this contingent consideration was $2.8 million. In May 2013, we reached an agreement to settle our potential obligations under the GMT contingent consideration arrangement with respect to the former GMT securityholders in exchange for a payment of $2.7 million. This payment, which is expected to occur during the three months ending July 31, 2013, would eliminate any remaining contingent consideration obligations to these former securityholders. Certain other participants under the GMT contingent consideration arrangement, who were not GMT securityholders, remain eligible to earn contingent consideration for the period ended January 31, 2014, the fair value of which was $1.3 million at April 30, 2013. For the three months ended April 30, 2013, we recorded an expense of $1.2 million within selling, general and administrative expenses for the change in the fair value of the GMT contingent consideration obligation, and the fair value of the contingent consideration liability was $4.0 million at April 30, 2013. No contingent consideration had been paid under the GMT contingent consideration arrangement through April 30, 2013.

For the three months ended April 30, 2012, we recorded a benefit of $3.6 million within selling, general and administrative expenses for the change in the fair value of the GMT contingent consideration obligation, which primarily reflected the impacts of revised expectations of achieving the performance targets.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of GMT, totaled $0.2 million for the three months ended April 30, 2012 and were expensed as incurred. Such costs for the three months ended April 30, 2013 were not significant.

Other Business Combinations

During the year ended January 31, 2012, in addition to the acquisitions of Vovici and GMT, we executed five additional business combinations for total combined consideration of $55.2 million, including $20.5 million for the fair value of potential additional cash payments to the respective former shareholders or asset owners aggregating up to approximately $41.0 million, payment of which is contingent upon the achievement of certain performance targets over periods extending through January 31, 2015.

For the three months ended April 30, 2013 and 2012, we recorded a net benefit of $0.5 million and a net expense of $0.3 million, respectively, within selling, general and administrative expenses for changes in the aggregate fair values of the contingent consideration obligations associated with these acquisitions, reflecting the impacts of revised expectations of achieving the performance targets, as well as decreases in the discount periods since the acquisition dates. As of April 30, 2013, the aggregate fair value of the contingent consideration obligations associated with these acquisitions was $11.4 million. During the three months ended April 30, 2013, we made payments of $3.9 million to the respective former shareholders or asset owners under these arrangements. No such payments were made during the three months ended April 30, 2012.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.3 million for the three months ended April 30, 2012 and were expensed as incurred. Such costs for the three months ended April 30, 2013 were not significant.

In connection with one of the foregoing business combinations, the purchase price allocation included liabilities for uncertain tax positions and certain other liabilities associated with pre-acquisition business activities of the acquired company. Based upon our evaluation of these matters, including assessments of additional information obtained subsequent to the acquisition date regarding facts and circumstances that existed as of the acquisition date, the purchase price allocation for this acquisition included current liabilities of approximately $4.7 million associated with certain other pre-acquisition business activities of the acquired company and long-term liabilities of approximately $5.2 million associated with uncertain tax positions of the acquired company. Corresponding indemnification assets of $4.7 million and $5.2 million, respectively, classified in the same manner, were also recorded as components of the purchase price allocation for this acquisition, in recognition of the selling shareholders’ contractual obligation to indemnify us for these pre-acquisition liabilities and were measured on the same basis as the corresponding liabilities.

As of January 31, 2013, the liability associated with pre-acquisition uncertain tax positions of the acquired company was $3.0 million and was included within other liabilities, and the corresponding indemnification asset of $2.6 million was included within other assets. Also as of January 31, 2013, the liability associated with certain other pre-acquisition business activities of the acquired company was $3.0 million, and was included within accrued expenses and other current liabilities, and the corresponding indemnification asset, reflected within prepaid expenses and other current assets, was $3.0 million.

As of April 30, 2013, the liability associated with certain other pre-acquisition business activities of the acquired company, included within accrued expenses and other current liabilities, and the corresponding indemnification asset, reflected within prepaid expenses and other current assets, were $2.8 million. The changes in these carrying values during the three months ended April 30, 2013 reflected derecognition of certain liabilities and corresponding indemnification assets and the impact of foreign currency exchange rate fluctuations. These changes were offsetting and therefore did not impact our condensed consolidated statement of operations for the three months ended April 30, 2013.

As of April 30, 2013, the liability associated with pre-acquisition uncertain tax positions of the acquired company was $3.0 million and was included within other liabilities. During the three months ended April 30, 2013, based upon our assessment of the collectibility of the indemnification from the former shareholders of the acquired company, we recognized a $0.3 million impairment of the indemnification asset associated with these liabilities, which is included in other income (expense), net. The indemnification asset associated with these liabilities was $2.3 million as of April 30, 2013 and is included within other assets.

6.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of April 30, 2013 and January 31, 2013:

	April 30, 2013
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$224,424	$(123,021)	$101,403
Acquired technology	93,215	(67,912)	25,303
Trade names	12,654	(10,657)	1,997
Non-competition agreements	5,510	(4,408)	1,102
Distribution network	2,440	(1,657)	783
Backlog	843	(90)	753
Total intangible assets with finite lives	339,086	(207,745)	131,341
In-process research and development, with indefinite lives	2,500	—	2,500
Total	$341,586	$(207,745)	$133,841

	January 31, 2013
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$225,321	$(117,903)	$107,418
Acquired technology	93,860	(64,617)	29,243
Trade names	12,737	(10,537)	2,200
Non-competition agreements	5,516	(4,227)	1,289
Distribution network	2,440	(1,596)	844
Backlog	843	(76)	767
Total intangible assets with finite lives	340,717	(198,956)	141,761
In-process research and development, with indefinite lives	2,500	—	2,500
Total	$343,217	$(198,956)	$144,261

The following table presents net acquisition-related intangible assets by reportable segment as of April 30, 2013 and January 31, 2013:

	April 30,	January 31,
(in thousands)	2013	2013
Enterprise Intelligence	$117,157	$126,341
Video Intelligence	3,586	3,880
Communications Intelligence	13,098	14,040
Total	$133,841	$144,261

Total amortization expense recorded for acquisition-related intangible assets was $9.7 million and $10.0 million for the three months ended April 30, 2013 and 2012, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2014 (remainder of year)	$24,641
2015	30,810
2016	29,361
2017	26,618
2018	10,433
2019 and thereafter	9,478
Total	$131,341

No impairment indicators were identified for finite-lived intangible assets during the three months ended April 30, 2013 and 2012. Our in-process research and development assets were acquired during the year ended January 31, 2012, and no impairment indicators were identified for these assets during the three months ended April 30, 2013 and 2012.

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

Goodwill activity for the three months ended April 30, 2013, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Enterprise Intelligence	Video Intelligence	Communications Intelligence
Goodwill, gross, at January 31, 2013	$896,774	$771,738	$76,803	$48,233
Accumulated impairment losses through January 31, 2013	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at January 31, 2013	829,909	740,947	40,729	48,233
Foreign currency translation and other	(4,444)	(4,010)	(392)	(42)
Goodwill, net, at April 30, 2013	$825,465	$736,937	$40,337	$48,191

Goodwill, net, at April 30, 2013:
Goodwill, gross, at April 30, 2013	$892,330	$767,728	$76,411	$48,191
Accumulated impairment losses through April 30, 2013	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at April 30, 2013	$825,465	$736,937	$40,337	$48,191

No events or circumstances indicating the potential for goodwill impairment were identified during the three months ended April 30, 2013 and 2012.

7.	LONG-TERM DEBT

The following table summarizes our long-term debt at April 30, 2013 and January 31, 2013:

	April 30,	January 31,
(in thousands)	2013	2013
Term loan facility - 2013 Amended Credit Agreement:
Outstanding borrowings	$650,000	$—
Unamortized debt discount	(3,174)	—
Term loan facility - 2011 Credit Agreement:
Outstanding borrowings	—	576,000
Unamortized debt discount	—	(2,199)
Other debt	2,631	2,888
Total debt	649,457	576,689
Less: current maturities	7,406	5,867
Long-term debt	$642,051	$570,822

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

The majority of the term loan proceeds under the 2011 Credit Agreement were used to repay all $583.2 million of outstanding term loan borrowings under the 2007 Credit Agreement at the closing date of the 2011 Credit Agreement.  There were no outstanding borrowings under the revolving credit facility under the 2007 Credit Agreement at the closing date of the 2011 Credit Agreement.

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

The 2013 Amended Credit Agreement included an original issuance term loan discount of 0.50%, or $3.3 million, resulting in net term loan proceeds of $646.7 million. This discount is being amortized as interest expense over the term of the 2013 term loan using the effective interest method.

The majority of the proceeds of the term loan under the 2013 Amended Credit Agreement were used to repay all $576.0 million of outstanding term loan borrowings under the 2011 Credit Agreement at the March 6, 2013 closing date of the 2013 Amended Credit Agreement.  There were no outstanding borrowings under the 2011 Credit Agreement's revolving credit facility at the closing date of the 2013 Amended Credit Agreement.

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

As of April 30, 2013, the interest rate on the term loan under the 2013 Amended Credit Agreement was 4.00%.  Including the impact of the 0.50% original issuance term loan discount and the deferred debt issuance costs, the effective interest rate on the term loan was approximately 4.25% as of April 30, 2013. As of January 31, 2013, the interest rate on the term loan under the 2011 Credit Agreement was 4.50%.

Loans under the 2011 Credit Agreement incurred interest in a similar manner as loans under the 2013 Amended Credit Agreement, as follows:

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

We incurred debt issuance costs of approximately $7.5 million, associated with the 2013 Amended Credit Agreement, which have been deferred and are classified within Other assets and are being amortized as interest expense over the term of the 2013 Amended Credit Agreement. Of these deferred costs, $5.0 million were associated with the term loan and are being amortized using the effective interest rate method. Deferred costs associated with the revolving credit facility were $2.5 million and are being amortized on a straight-line basis.

At the March 6, 2013 closing date of the 2013 Amended Credit Agreement, there were $11.0 million of unamortized deferred fees and $2.2 million of unamortized original issuance term loan discount associated with the 2011 Credit Agreement. Of the $11.0 million of unamortized deferred fees, $3.5 million were associated with the revolving credit commitments under the 2011 Credit Agreement provided by lenders that are continuing to provide revolving credit commitments under the 2013 Amended Credit Agreement and therefore continue to be deferred, and are being amortized over the term of the 2013 Amended Credit Agreement.  The remaining $7.5 million of unamortized deferred fees and the $2.2 million unamortized original issuance discount, all of which related to the 2011 term loan, were expensed as a $9.7 million loss on extinguishment of debt in the three months ended April 30, 2013.

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

As of April 30, 2013, future scheduled principal payments on the term loan under the 2013 Amended Credit Agreement are presented in the following table:

(in thousands)
Years Ending January 31,	Amount
2014 (remainder of year)	$4,875
2015	6,500
2016	6,500
2017	6,500
2018	6,500
2019 and thereafter	619,125
Total	$650,000

We incurred interest on borrowings under our credit facilities of $6.4 million and $6.6 million during the three months ended April 30, 2013 and 2012, respectively. In addition, we recorded $0.6 million and $0.7 million, during the three months ended April 30, 2013 and 2012, respectively, for amortization of our deferred debt issuance costs, which is also reported within interest expense on our condensed consolidated statements of operations. During the three months ended April 30, 2013 and 2012, we recorded $0.1 million and $0.1 million, respectively, for amortization of the original issuance term loan discounts, which is also reported within interest expense on our condensed consolidated statements of operations.

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

In connection with a business combination completed during the year ended January 31, 2012, we assumed approximately $3.3 million of development bank and government debt in the Americas region.  This debt is payable in periods through February 2017 and bears interest at varying rates.  At both April 30, 2013 and January 31, 2013, the majority of this debt was incurring interest at an annual rate of 6.50%.  The carrying value of this debt was approximately $2.4 million and $2.5 million at April 30, 2013 and January 31, 2013, respectively.

8.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of April 30, 2013 and January 31, 2013:

	April 30,	January 31,
(in thousands)	2013	2013
Raw materials	$4,135	$4,263
Work-in-process	2,914	5,633
Finished goods	4,554	5,118
Total inventories	$11,603	$15,014

Condensed Consolidated Statements of Operations

Other income (expense), net consisted of the following for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,
(in thousands)	2013	2012
Foreign currency (losses) gains, net	$(1,720)	$835
Gains (losses) on derivative financial instruments, net	430	(140)
Other, net	(518)	(61)
Total other income (expense), net	$(1,808)	$634

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,
(in thousands)	2013	2012
Cash paid for interest	$6,985	$6,839
Cash paid for income taxes, net of refunds received	$2,685	$6,656
Non-cash investing and financing transactions:
Net non-cash assets acquired in CTI Merger	$3,727	$—
Accrued but unpaid purchases of property and equipment	$792	$623
Inventory transfers to property and equipment	$153	$43
Stock options exercised, proceeds received subsequent to period end	$1	$47
Accrued but unpaid debt issuance and other debt related costs	$741	$—
Leasehold improvements funded by lease incentive	$—	$329

9.	CONVERTIBLE PREFERRED STOCK

On May 25, 2007, we entered into a Securities Purchase Agreement with CTI whereby CTI purchased, for cash, an aggregate of 293,000 shares of our Series A Convertible Preferred Stock, for an aggregate purchase price of $293.0 million.  Proceeds from the issuance of the Preferred Stock were used to partially finance our May 2007 acquisition of Witness Systems Inc. ("Witness").

On August 12, 2012, we entered into the CTI Merger Agreement providing for the CTI Merger. The CTI Merger was completed on February 4, 2013 and eliminated CTI's majority ownership and control of us. Each outstanding share of Preferred Stock, all of which was held by CTI, was canceled upon completion of the CTI Merger. As a result of the CTI Merger, our consolidated stockholders' equity was adjusted to reflect the $285.5 million carrying value of our Preferred Stock at February 4, 2013, as an increase to our additional paid-in capital. Further details regarding the CTI Merger appear in Note 4, "Merger with CTI".

The terms of the Preferred Stock provided that upon a fundamental change, as defined in the certificate of designation governing the Preferred Stock, the holders of the Preferred Stock would have had the right to require us to repurchase the Preferred Stock for 100% of the liquidation preference then in effect.  Therefore, the Preferred Stock was classified as mezzanine equity on our condensed consolidated balance sheet as of January 31, 2013, separate from permanent equity, because the occurrence of such a fundamental change, and thus a potential required repurchase of the Preferred Stock, however remote in likelihood, was not solely under our control.

Under the CTI Merger Agreement, CTI had agreed that the CTI Merger and other transactions contemplated by the CTI Merger Agreement did not constitute fundamental change events under the terms of the Preferred Stock.

We concluded that, as of January 31, 2013, the occurrence of a fundamental change and the associated potential required repurchase of the Preferred Stock were not probable under the terms of the Securities Purchase Agreement. We therefore did not adjust the carrying amount of the Preferred Stock to its redemption amount, which was its liquidation preference, at January 31, 2013. Through January 31, 2013, cumulative, undeclared dividends on the Preferred Stock were $72.9 million and, as a result, the liquidation preference of the Preferred Stock was $365.9 million at that date.

10.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the three months ended April 30, 2013 and 2012.
We have been and continue to be subject to certain restrictions on declaring and paying dividends on our common stock under the terms of our credit facilities. We were also subject to certain restrictions on declaring and paying dividends on our common stock under the terms of our Preferred Stock, prior to its cancellation on February 4, 2013 in connection with the CTI Merger, further details of which appear in Note 4, "Merger with CTI".

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost. At April 30, 2013 and January 31, 2013, we held 302,000 shares of treasury stock with a cost of $8.0 million.

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

During the three months ended April 30, 2013, we did not acquire any shares of treasury stock. During the three months ended April 30, 2012, we acquired approximately 9,700 shares of treasury stock from certain executive officers at a cost of $0.3 million.

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

Accumulated Other Comprehensive Loss

In addition to net income (loss), accumulated other comprehensive income (loss) includes items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities and derivative financial instruments designated as hedges. Accumulated other comprehensive income (loss) is presented as a separate line item in the stockholders’ equity section of our condensed consolidated balance sheets. Accumulated other comprehensive income (loss) items have no impact on our net income (loss) as presented in our condensed consolidated statements of operations.

The following table summarizes changes in our accumulated other comprehensive loss by component for the three months ended April 30, 2013:

(in thousands)	Unrealized Holding Gains on Derivatives	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive loss at January 31, 2013	$2,447	$(46,672)	$(44,225)
Other comprehensive income (loss) before reclassifications	2,596	(4,597)	(2,001)
Amounts reclassified out of accumulated other comprehensive loss	(710)	—	(710)
Net other comprehensive income (loss), current period	1,886	(4,597)	(2,711)
Accumulated other comprehensive loss at April 30, 2013	$4,333	$(51,269)	$(46,936)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling since our acquisition of Witness in May 2007, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets associated with that acquisition.

The amounts reclassified out of accumulated other comprehensive loss into the condensed consolidated condensed statements of operations, with presentation location, for the three months ended April 30, 2013 and 2012 were as follows:

	Three Months Ended April 30,		Affected Line Items in the Condensed Consolidated Statements of Operations
(in thousands)	2013	2012
Unrealized holding (gains) losses on derivative financial instruments:
Foreign currency forward contracts	$(66)	$19	Cost of product revenue
	(66)	20	Cost of service revenue
	(438)	107	Research and development
	(210)	60	Selling, general and administrative
	(780)	206	Total, before provision for income taxes
	(70)	48	(Provision for) benefit from income taxes
	$(710)	$158	Total, net of income taxes

Noncontrolling Interest

The noncontrolling interest presented in our condensed consolidated financial statements reflects a 50% noncontrolling equity interest in a joint venture which functions as a systems integrator for Asian markets. Net income attributable to noncontrolling interest, as reported on our condensed consolidated statements of operations, represents the net income of this joint venture attributable to the noncontrolling equity interest. The noncontrolling interest is reflected within stockholders’ equity on the condensed consolidated balance sheet but is presented separately from our equity.

11.	INCOME TAXES

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

For the three months ended April 30, 2013, we recorded a $3.1 million provision for income taxes on a pre-tax loss of $4.8 million, which represented an effective income tax rate of (64.2)%.  The income tax provision does not include income tax benefits on losses incurred by certain domestic operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. Our pre-tax income in profitable jurisdictions, where we record tax provisions, was lower than domestic losses where we maintain valuation allowances and do not record tax benefits, resulting in a negative effective income tax rate.

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

We had unrecognized tax benefits of $141.8 million and $55.4 million (excluding interest and penalties) as of April 30, 2013 and January 31, 2013, respectively.  The accrued liability for interest and penalties was $20.3 million and $8.3 million at April 30, 2013 and January 31, 2013, respectively.  Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of April 30, 2013 and January 31, 2013, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate were approximately $137.1 million and $50.8 million, respectively.  We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  Further, we believe that it is reasonably possible that the total amount of unrecognized tax benefits at April 30, 2013 could decrease by approximately $2.9 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation.  Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes including the need for additional valuation allowances, and the recognition of tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate.  We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements.  We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis.  Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy.  There were no transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2013 and 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of April 30, 2013 and January 31, 2013:

	April 30, 2013
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$82,572	$—	$—
Short-term investments classified as available-for-sale	—	49,985	—
Foreign currency forward contracts	—	4,952	—
Total assets	$82,572	$54,937	$—
Liabilities:
Foreign currency forward contracts	$—	$156	$—
Contingent consideration - business combinations	—	—	21,870
Total liabilities	$—	$156	$21,870

	January 31, 2013
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$62,085	$—	$—
Foreign currency forward contracts	—	2,854	—
Total assets	$62,085	$2,854	$—
Liabilities:
Foreign currency forward contracts	$—	$542	$—
Contingent consideration - business combinations	—	—	25,041
Total liabilities	$—	$542	$25,041

The following table presents the change in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,
(in thousands)	2013	2012
Fair value measurement at beginning of period	$25,041	$38,646
Changes in fair values, recorded in operating expenses	757	(2,966)
Payments of contingent consideration	(3,928)	(1,750)
Fair value measurement at end of period	$21,870	$33,930

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

Short-term Investments - As of April 30, 2013, short-term investments represent investments in commercial paper classified as available-for-sale, the fair values of which are estimated using observable market prices for identical securities that are traded in inactive markets, if available. When observable market prices for identical securities are not available, we value these short-term investments using non-binding market price quotes from brokers which we review for reasonableness using observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model.

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model.  These fair value measurements are based on significant inputs not observable in the market.  The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved.  We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses.  Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements.  We utilized discount rates ranging from 2.0% to 16.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of April 30, 2013. We utilized discount rates ranging from 4.1% to 17.5% in our calculations of the estimated fair values of our contingent consideration liabilities as of April 30, 2012.

Other Financial Instruments

Included within cash and cash equivalents at April 30, 2013 and January 31, 2013 were marketable debt securities purchased with remaining maturities of less than three months which were classified as held-to-maturity and were carried at amortized costs of $29.6 million and $4.0 million, respectively. The carrying values of these securities approximated their fair values, which were determined using Level 2 inputs of the fair value hierarchy, at April 30, 2013 and January 31, 2013.

The carrying amounts of other short-term investments, accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $660.0 million and $583.0 million at April 30, 2013 and January 31, 2013, respectively. The estimated fair values of the term loan are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loan.  We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loan are traded.  The indicative prices provided to us as at each of April 30, 2013 and January 31, 2013 did not significantly differ from par value.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows.  These assets are recorded at fair value only when an impairment charge is recognized.  No such impairment charges were recorded during the three months ended April 30, 2013 and 2012.

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

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consisted only of foreign currency forward contracts with notional amounts of $106.5 million and $108.1 million as of April 30, 2013 and January 31, 2013, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments as of April 30, 2013 and January 31, 2013 were as follows:

	April 30, 2013
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$4,918	Accrued expenses and other liabilities	$104
Total derivative financial instruments designated as hedging instruments		$4,918		$104
Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$34	Accrued expenses and other liabilities	$52
Total derivative financial instruments not designated as hedging instruments		$34		$52

	January 31, 2013
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,808	Accrued expenses and other liabilities	$64
Total derivative financial instruments designated as hedging instruments		$2,808		$64
Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$46	Accrued expenses and other liabilities	$478
Total derivative financial instruments not designated as hedging instruments		$46		$478

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedging instruments as of April 30, 2013 and January 31, 2013, and for the three months ended April 30, 2013 and 2012 were as follows:

	Net Unrealized Gains Recognized in Accumulated Other Comprehensive Loss		Classification of Net Gains (Losses) Reclassified from Other Comprehensive Loss into the Condensed Consolidated Statements of Operations	Net Gains (Losses) Reclassified from Other Comprehensive Loss into the Condensed Consolidated Statements of Operations
	April 30,	January 31,		Three Months Ended April 30,
(in thousands)	2013	2013		2013	2012
Foreign currency forward contracts	$4,333	$2,447	Operating Expenses	$780	$(206)

There were no gains or losses from ineffectiveness of these hedges recorded for the three months ended April 30, 2013 and 2012. All of the foreign currency forward contracts underlying the $4.3 million of net unrealized gains recorded in accumulated other comprehensive loss at April 30, 2013 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three months ended April 30, 2013 and 2012 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended April 30,
(in thousands)		2013	2012
Foreign currency forward contracts	Other income (expense), net	$430	$(140)

14.	STOCK-BASED COMPENSATION

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,
(in thousands)	2013	2012
Cost of revenue - product	$130	$134
Cost of revenue - service and support	267	590
Research and development, net	613	495
Selling, general and administrative	5,223	4,492
Total stock-based compensation expense	$6,233	$5,711

The following table summarizes stock-based compensation expense by type of award for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,
(in thousands)	2013	2012
Component of stock-based compensation expense:
Stock options	$53	$116
Restricted stock awards and restricted stock units	5,361	4,923
Phantom stock units	31	396
Stock bonus program	788	276
Total stock-based compensation expense	$6,233	$5,711

Total stock-based compensation expense by classification was as follows for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,
(in thousands)	2013	2012
Equity-classified awards	$5,719	$4,986
Other liability-classified awards	514	725
Total stock-based compensation expense	$6,233	$5,711

Awards under our stock bonus program are accounted for as liability-classified awards because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of our common stock. Our other liability-classified awards include our phantom stock awards, the values of which track the market price of our common stock and are therefore subject to volatility, and which are settled with cash payments equivalent to the market value of our common stock upon vesting. Upon settlement of other liability-classified awards with equity, compensation expense associated with those awards is reported within equity-classified awards in the table above.

Stock Options

We have generally not granted stock options subsequent to January 31, 2006, other than in connection with several business combinations whereby stock options to purchase shares of the acquired companies were converted into stock options to purchase shares of our common stock.

During the three months ended April 30, 2013 and 2012, we issued approximately 76,000 and 37,000 common shares pursuant to stock option exercises, respectively, for total proceeds of $1.7 million and $0.7 million, respectively. As of April 30, 2013, we had approximately 0.9 million stock options outstanding, of which all but 15,000 were exercisable as of such date.

Restricted Stock Units and Restricted Stock Awards

We periodically award restricted stock units, as well as shares of restricted stock, to our directors, officers, and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting.

During the three months ended April 30, 2013 and 2012, we granted 1.4 million and 1.1 million restricted stock units, respectively. Forfeitures of restricted stock units in each period were not significant. As of April 30, 2013 and 2012, we had 2.8 million and 2.4 million restricted stock units outstanding, respectively, with weighted-average grant date fair values of $32.44 and $30.44 per unit, respectively. We did not grant any restricted stock awards during the three months ended April 30, 2013 and 2012, and there were no unvested restricted stock awards outstanding at April 30, 2013.

Substantially all of the restricted stock units granted during the year ended January 31, 2013 include a provision which allows these awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of April 30, 2013, settlement of these awards with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards.

As of April 30, 2013, there was approximately $62.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years.

Phantom Stock Units

We have periodically issued phantom stock units to certain non-officer employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

During the three months ended April 30, 2013 and 2012, grants and forfeitures of phantom stock units were not significant. Total cash payments made upon vesting of phantom stock units were negligible for the three months ended April 30, 2013 and 2012. Total accrued liabilities for phantom stock units were $0.2 million at both April 30, 2013 and January 31, 2013.

Stock Bonus Program

We have a stock bonus program under which eligible employees may receive a portion of their annual or quarterly bonuses (depending on the employee’s bonus plan) in the form of fully vested shares of our common stock.  Through January 31, 2013, executive officers were not eligible to participate in this program. This program is subject to annual funding approval by our board of directors and an annual cap on the number of shares that can be issued.  Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-day trailing average price of our common stock when the awards are calculated, reduced by a discount to be determined by the board of directors each year (the "discount").  To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash.  Obligations under this program are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of common stock determined using a discounted average price of our common stock, as described above.

For the year ended January 31, 2013, our board of directors approved up to 150,000 shares of common stock for awards under this program and a discount of 15%, (the "2013 stock bonus program"). Approximately 13,000 shares of our common stock earned under the 2013 stock bonus program in respect of the three months ended October 31, 2012 were issued during the three months ended January 31, 2013, and awards earned under the 2013 stock bonus program in respect of the three months and the year ended January 31, 2013 are expected to be issued during the three months ended July 31, 2013.

On March 15, 2013, our board of directors approved up to 150,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the year ending January 31, 2014 (the "2014 stock bonus program"). Executive officers are permitted to participate in the 2014 stock bonus program, but only to the extent that shares remain available for awards following the enrollment of all other participants. Shares awarded to executive officers with respect to the 15% discount will be subject to a one year vesting period.

Total accrued liabilities for stock bonus programs were $3.9 million and $3.1 million as of April 30, 2013 and January 31, 2013, respectively.

15. RELATED PARTY TRANSACTIONS

Transactions with CTI

As discussed in Note 4, "Merger with CTI", on February 4, 2013 we completed the CTI Merger, which eliminated CTI's majority ownership and control of us. As of January 31, 2013, prior to the CTI Merger, CTI beneficially owned approximately 53.5%, and also held a majority of the voting power, of our common stock on an as-converted basis.

During the three months ended April 30, 2012, we paid $0.3 million to a subsidiary of CTI for its assignment to us of user licenses for certain third-party internal-use software.

Other Related Party Transactions

Our joint venture incurs certain operating expenses, including office rent and other administrative costs, under arrangements with one of its noncontrolling shareholders. These expenses totaled $0.1 million and $0.1 million for the three months ended April 30, 2013 and 2012, respectively. The joint venture also recognized $0.2 million and $0.1 million of revenue from this noncontrolling shareholder for the three months ended April 30, 2013 and 2012, respectively.

16. COMMITMENTS AND CONTINGENCIES

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,
(in thousands)	2013	2012
Warranty liability, beginning of period	$1,045	$2,015
Provisions credited to expenses	(158)	(387)
Warranty charges	—	(8)
Foreign currency translation and other	(4)	1
Warranty liability, end of period	$883	$1,621

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

On February 28, 2013, the mediation process began and, as of the date of this report, remains ongoing.

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

Revenue adjustments for the three months ended April 30, 2013 and 2012 represent revenue of acquired companies which is included within segment revenue reviewed by the CODM, but not recognizable within GAAP revenue.  These adjustments primarily relate to the acquisition-date excess of the historical carrying value over the fair value of acquired companies’ future maintenance and service performance obligations. As the obligations are satisfied, we report our segment revenue using the historical carrying values of these obligations, which we believe better reflects our ongoing maintenance and service revenue streams, whereas GAAP revenue is reported using the obligations’ acquisition-date fair values.

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the three months ended April 30, 2013 and 2012.  The allocations of goodwill and acquired intangible assets by operating segment appear in Note 6, "Intangible Assets and Goodwill".

Operating results by segment for the three months ended April 30, 2013 and 2012 were as follows:

	Three Months Ended April 30,
(in thousands)	2013	2012
Revenue:
Enterprise Intelligence
Segment revenue	$113,176	$111,780
Revenue adjustments	(253)	(1,953)
	112,923	109,827
Video Intelligence
Segment revenue	28,965	29,458
Revenue adjustments	(167)	(780)
	28,798	28,678
Communications Intelligence
Segment revenue	63,263	59,001
Revenue adjustments	(198)	(871)
	63,065	58,130
Total revenue	$204,786	$196,635

Segment contribution:
Enterprise Intelligence	$43,803	$47,103
Video Intelligence	6,212	6,805
Communications Intelligence	19,689	16,815
Total segment contribution	69,704	70,723

Unallocated expenses, net:
Amortization of acquired intangible assets	9,671	9,982
Stock-based compensation	6,233	5,711
Other unallocated expenses	40,087	34,047
Total unallocated expenses, net	55,991	49,740
Operating income	13,713	20,983
Other expense, net	(18,547)	(6,954)
Income (loss) before provision for income taxes	$(4,834)	$14,029

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is provided to assist readers in understanding our financial condition, results of operations, and cash flows. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2013 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward-Looking Statements”.

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

Recent Developments

On August 12, 2012, we entered into an agreement and plan of merger with CTI (the "CTI Merger Agreement") providing for the CTI Merger, upon the terms and subject to the conditions set forth in the CTI Merger Agreement.  Following the satisfaction of the various conditions precedent to closing the CTI Merger, including the requisite approval of the CTI Merger Agreement and the transactions contemplated by that agreement by our stockholders and the shareholders of CTI, the CTI Merger was completed on February 4, 2013. The CTI Merger eliminated CTI's majority ownership and control of us. Further details regarding the CTI Merger appear in Note 4, "Merger with CTI" to our condensed consolidated financial statements included in Part I, Item 1 of this report.

On March 6, 2013, we entered into an amendment and restatement agreement with the lenders under our then existing credit agreement (the "2011 Credit Agreement") providing for the amendment and restatement of the 2011 Credit Agreement (as amended and restated, the "2013 Amended Credit Agreement"). The 2013 Amended Credit Agreement provides for $850.0 million of senior secured credit facilities, comprised of a $650.0 million term loan maturing in September 2019 and a $200.0 million revolving credit facility maturing in March 2018, subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the 2013 Amended Credit Agreement.

The majority of the proceeds of the term loan under the 2013 Amended Credit Agreement were used to repay all $576.0 million of outstanding term loan borrowings under the 2011 Credit Agreement at the closing date of the 2013 Amended Credit Agreement.  There were no outstanding borrowings under the 2011 Credit Agreement's revolving credit facility at the closing date. Further details regarding the 2013 Amended Credit Agreement appear in Note 7, "Long-term Debt" to our condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Policies and Estimates

Note 1, “Summary of Significant Accounting Policies” to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2013 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this report. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2013, and include the following:

•	Revenue recognition;

•	Accounting for business combinations;

•	Impairment of goodwill and other intangible assets;

•	Accounting for income taxes;

•	Contingencies;

•	Accounting for stock-based compensation;

•	Accounting for cost of revenue; and

•	Allowance for doubtful accounts.

We did not identify any significant changes to our critical accounting policies and estimates during the three months ended April 30, 2013.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,
(in thousands, except per share data)	2013	2012
Revenue	$204,786	$196,635
Operating income	$13,713	$20,983
Net income (loss) attributable to Verint Systems Inc. common shares	$(9,327)	$6,291
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$(0.18)	$0.16
Diluted	$(0.18)	$0.16

Three Months Ended April 30, 2013 compared to Three Months Ended April 30, 2012. Our revenue increased approximately $8.2 million, or 4%, to $204.8 million in the three months ended April 30, 2013 from $196.6 million in the three months ended April 30, 2012.  In our Enterprise Intelligence segment, revenue increased approximately $3.1 million, or 3%, to $112.9 million in the three months ended April 30, 2013 from $109.8 million in the three months ended April 30, 2012.  The increase consisted of a $5.4 million increase in service and support revenue, partially offset by a $2.3 million decrease in product revenue.  In our Communications Intelligence segment, revenue increased approximately $4.9 million, or 8%, from $58.1 million in the three months ended April 30, 2012 to $63.0 million in the three months ended April 30, 2013.  The increase consisted of a $7.5 million increase in service and support revenue partially offset by a $2.6 million decrease in product revenue. In our Video Intelligence segment, revenue increased approximately $0.1 million, from $28.7 million in the three months ended April 30, 2012 to $28.8 million in the three months ended April 30, 2013.  For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, in Europe, the Middle East and Africa ("EMEA"), and in the Asia-Pacific region ("APAC") represented approximately 54%, 21%, and 25% of our total revenue, respectively, in the three months ended April 30, 2013, compared to approximately 52%, 26%, and 22%, respectively, in the three months ended April 30, 2012. Further details of changes in revenue are provided below.

Operating income was $13.7 million in the three months ended April 30, 2013 compared to $21.0 million in the three months ended April 30, 2012.  This decrease in operating income was primarily due to a $10.5 million increase in operating expenses, from $107.3 million to $117.8 million, partially offset by a $3.2 million increase in gross profit from $128.3 million to $131.5 million. The increase in operating expenses consisted of a $9.0 million increase in selling, general and administrative expense, a $1.6 million increase in net research and development expenses, partially offset by a $0.2 million decrease in amortization of other acquired intangible assets. The increase in gross profit was primarily due to increased gross profit in our Enterprise Intelligence segment.  Further details of changes in operating income are provided below.

Net loss attributable to Verint Systems Inc. common shares was $9.3 million, and diluted net loss per common share was $0.18, in the three months ended April 30, 2013 compared to net income attributable to Verint Systems Inc. common shares of $6.3 million, and diluted net income per common share of $0.16, in the three months ended April 30, 2012.  The decrease in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the three months ended April 30, 2013 was primarily due to our decreased operating income, as described above, and an increase in total other expense, net, primarily due to extinguishment of the term loan under the 2011 Credit Agreement during the three months ended April 30, 2013, which resulted in a $9.7 million loss during the three months ended April 30, 2013.  The decrease in diluted net income per common share was also impacted by the cancellation of our Preferred Stock, and the corresponding elimination of the associated dividends, as well as approximately 12.3 million of incremental shares of our common stock outstanding, all in connection with the CTI Merger. Further discussion regarding the CTI Merger appears in Note 4, “Merger with CTI” to our condensed consolidated financial statements included under Part I, Item 1.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates as noted above.  When comparing average exchange rates for the three months ended April 30, 2013 to average exchange rates for the three months ended April 30, 2012, the U.S. dollar strengthened relative to the British pound sterling, Israeli shekel, and Brazilian real, resulting in decreases in our revenue, cost of revenue and operating expenses on a U.S. dollar-denominated basis.  For the three months ended April 30, 2013, had foreign exchange rates remained unchanged from rates in effect for the three months ended April 30, 2012, our revenue would have been approximately $0.8 million higher and our cost of revenue and operating expenses would have been approximately $1.6 million higher, which would have resulted in a $0.8 million decrease in operating income.

We employed approximately 3,200 people, including part-time employees and certain contractors, as of April 30, 2013 and 2012.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,		% Change
(in thousands)	2013	2012	2013 - 2012
Enterprise Intelligence	$112,923	$109,827	3%
Communications Intelligence	63,065	58,130	8%
Video Intelligence	28,798	28,678	—%
Total revenue	$204,786	$196,635	4%

Enterprise Intelligence Segment

Three Months Ended April 30, 2013 compared to Three Months Ended April 30, 2012. Enterprise Intelligence revenue increased approximately $3.1 million, or 3%, from $109.8 million in the three months ended April 30, 2012 to $112.9 million in the three months ended April 30, 2013.  The increase consisted of a $5.4 million increase in service and support revenue, partially offset by a $2.3 million decrease in product revenue.  The increase in service and support revenue was primarily due to an increase in our customer install base and the related support revenue generated from this customer base during the three months ended April 30, 2013.  The decrease in product revenue was primarily due to a decrease in product sales to new and existing customers during the three months ended April 30, 2013. The continued growth of service revenue is attributable to various factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in our standard arrangements, and our growing install base. The aggregate value of executed license arrangements, which comprises the majority of our product revenue, can fluctuate from quarter to quarter.

Communications Intelligence Segment

Three Months Ended April 30, 2013 compared to Three Months Ended April 30, 2012. Communications Intelligence revenue increased approximately $4.9 million, or 8%, from $58.1 million in the three months ended April 30, 2012 to $63.0 million in the three months ended April 30, 2013.  The increase consisted of a $7.5 million increase in service and support revenue, partially offset by a $2.6 million decrease in product revenue.  The increase in service and support revenue was primarily attributable to an increase in the customer install base, the progress realized during the current year on projects recognized using the percentage of completion ("POC") method, some of which commenced in the previous fiscal year, and new communications intelligence "software as a service" ("SaaS") offerings. The decrease in product revenue was mainly due to a decrease in product deliveries to customers, partially offset by an increase in product revenue attributable to progress on projects being accounted for under the POC method.

Video Intelligence Segment

Three Months Ended April 30, 2013 compared to Three Months Ended April 30, 2012. Video Intelligence revenue did not materially change during the three months ended April 30, 2013 compared to the three months ended April 30, 2012.

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

Revenue by Product Revenue and Service and Support Revenue

We derive and report our revenue in two categories: (a) product revenue, including licensing of software products and sale of hardware products (which include software that works together with the hardware to deliver the product's essential functionality), and (b) service and support revenue, including revenue from installation services, post-contract customer support, project management, hosting services, SaaS, product warranties, and training services.  For multiple-element arrangements for which we are unable to establish vendor specific objective evidence ("VSOE") of one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement's revenue into product revenue and service and support revenue.

The following table sets forth product revenue and service and support revenue for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,		% Change
(in thousands)	2013	2012	2013 - 2012
Product revenue	$87,350	$91,999	(5)%
Service and support revenue	117,436	104,636	12%
Total revenue	$204,786	$196,635	4%

Product Revenue

Three Months Ended April 30, 2013 compared to Three Months Ended April 30, 2012. Product revenue decreased approximately $4.6 million from $92.0 million for the three months ended April 30, 2012 to $87.4 million for the three months ended April 30, 2013, resulting from a $2.6 million decrease in our Communications Intelligence segment and a $2.3 million decrease in our Enterprise Intelligence segment, partially offset by a increase in our Video Intelligence segment of $0.3 million.

For additional information see "— Revenue by Operating Segment".

Service and Support Revenue

Three Months Ended April 30, 2013 compared to Three Months Ended April 30, 2012. Service and support revenue increased approximately $12.8 million, or 12%, from $104.6 million for the three months ended April 30, 2012 to $117.4 million for the three months ended April 30, 2013.  This increase was primarily attributable to increases of $5.4 million and $7.5 million in our Enterprise Intelligence and Communications Intelligence segments, respectively.

For additional information see "— Revenue by Operating Segment".

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology and backlog for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,		% Change
(in thousands)	2013	2012	2013 - 2012
Cost of product revenue	$31,172	$30,892	1%
Cost of service and support revenue	38,498	33,652	14%
Amortization of acquired technology and backlog	3,638	3,784	(4)%
Total cost of revenue	$73,308	$68,328	7%

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

Three Months Ended April 30, 2013 compared to Three Months Ended April 30, 2012. Cost of product revenue increased approximately 1% from $30.9 million in the three months ended April 30, 2012 to $31.2 million in the three months ended April 30, 2013.  Our overall product gross margins decreased to 64% in the three months ended April 30, 2013 from 66% in the three months ended April 30, 2012. Product gross margins in our Enterprise Intelligence segment increased from 87% in the three months ended April 30, 2012 to 91% in the three months ended April 30, 2013 primarily as a result of a continued decrease in hardware sales as part of our product offering. Product gross margins in our Communications Intelligence segment decreased to 53% for the three months ended April 30, 2013 from 58% in the three months ended April 30, 2012 as a result of a change in product mix.  Product gross margins in our Video Intelligence segment decreased to 57% in the three months ended April 30, 2013 compared to 60% in the three months ended April 30, 2012 due primarily to a product delivery associated with a large project during the three months ended April 30, 2013 which carried a margin below the average level.

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

Three Months Ended April 30, 2013 compared to Three Months Ended April 30, 2012. Cost of service and support revenue increased approximately 14% from $33.7 million in the three months ended April 30, 2012 to $38.5 million in the three months ended April 30, 2013.  Employee compensation and related expenses increased $2.5 million, primarily driven by a $1.1 million increase each in our Enterprise Intelligence and Communication Intelligence segments, reflecting an increase in services and support employee headcount required to deliver the increased implementation services.  Contractor costs increased $2.0 million primarily due to increased use of contractors in our Enterprise Intelligence segment to deliver services during the three months ended April 30, 2013 compared to the three months ended April 30, 2012. Our overall service and support gross margins decreased to 67% in the three months ended April 30, 2013 compared to 68% in the three months ended April 30, 2012.

Amortization of Acquired Technology and Backlog

Amortization of acquired technology and backlog consists of amortization of technology assets and customer backlog acquired in connection with business combinations.

Three Months Ended April 30, 2013 compared to Three Months Ended April 30, 2012. Amortization of acquired technology and backlog did not materially change in the three months ended April 30, 2013 compared to the three months ended April 30, 2012.

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

The following table sets forth research and development, net for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,		% Change
(in thousands)	2013	2012	2013 - 2012
Research and development, net	$30,028	$28,403	6%

Three Months Ended April 30, 2013 compared to Three Months Ended April 30, 2012. Research and development, net increased approximately $1.6 million, or 6%, from $28.4 million in the three months ended April 30, 2012 to $30.0 million in the three months ended April 30, 2013.  The increase was primarily attributable to a $0.4 million increase in employee compensation and related expenses, which resulted from an increase in research and development employee headcount in our Enterprise Intelligence segment, a $0.7 million decrease in research and development reimbursements from government programs that were received during the three months ended April 30, 2013, and a $0.2 million increase in stock-based compensation resulting from an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods, in each case associated with our research and development employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,		% Change
(in thousands)	2013	2012	2013 - 2012
Selling, general and administrative	$81,704	$72,723	12%

Three Months Ended April 30, 2013 compared to Three Months Ended April 30, 2012. Selling, general and administrative expenses increased approximately $9.0 million, or 12%, from $72.7 million in the three months ended April 30, 2012 to $81.7 million in the three months ended April 30, 2013 primarily due to a $3.8 million increase in the change in fair value of our obligations under contingent consideration arrangements, and a $2.2 million increase in employee compensation and related expenses, $1.4 million of which was attributable to our Enterprise Intelligence segment due to an increase in employee headcount in this segment. The remaining increase in employee compensation expense was primarily due to an increase in headcount in corporate support employees. Also included in selling, general, and administrative expenses for the three months ended April 30, 2013 were $3.5 million of special performance incentives associated with a prior period business combination.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names and non-compete agreements.

The following table sets forth amortization of other acquired intangible assets for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,		% Change
(in thousands)	2013	2012	2013 - 2012
Amortization of other acquired intangible assets	$6,033	$6,198	(3)%

Three Months Ended April 30, 2013 compared to Three Months Ended April 30, 2012. Amortization of other acquired intangible assets did not materially change in the three months ended April 30, 2013 compared to the three months ended April 30, 2012.

Other Income (Expense), Net

The following table sets forth total other expense, net for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,		% Change
(in thousands)	2013	2012	2013 - 2012
Interest income	$155	$130	19%
Interest expense	(7,188)	(7,718)	(7)%
Loss on extinguishment of debt	(9,706)	—	*
Other income (expense):
Foreign currency gains (losses)	(1,720)	835	(306)%
Gains (losses) on derivatives	430	(140)	(407)%
Other, net	(518)	(61)	749%
Total other income (expense), net	(1,808)	634	(385)%
Total other expense, net	$(18,547)	$(6,954)	167%

* Percentage is not meaningful.

Three Months Ended April 30, 2013 compared to Three Months Ended April 30, 2012. Total other expense, net, increased by $11.5 million from $7.0 million in the three months ended April 30, 2012 to $18.5 million in the three months ended April 30, 2013.  During the three months ended April 30, 2013, we recorded a $9.7 million loss upon extinguishment of the term loan under the 2011 Credit Agreement.  There were no such losses recognized during the three months ended April 30, 2012.  Further discussion regarding our credit agreements appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1.

Interest expense decreased to $7.2 million in the three months ended April 30, 2013 from $7.7 million in the three months ended April 30, 2012 primarily due to lower interest rates on borrowings associated with the 2013 Amended Credit Agreement, which was effective in March 2013, compared to interest incurred under the 2011 Credit Agreement.

We recorded $1.7 million of net foreign currency losses in the three months ended April 30, 2013 compared to a $0.8 million of net gains in the three months ended April 30, 2012.  Foreign currency losses in the three months ended April 30, 2013 resulted primarily from the strengthening of the U.S. dollar against the euro, British pound sterling, and Japanese yen, which resulted in foreign currency losses on our U.S. dollar-denominated liabilities in certain entities which use those functional currencies.

In the three months ended April 30, 2013, there were net gains on derivative financial instruments (not designated as hedging instruments) of $0.4 million, compared to net losses of $0.1 million on such instruments for the three months ended April 30, 2012.  The net gain in the current year resulted from strengthening of the hedged currencies against the functional currencies, primarily the U.S. dollar against the euro, during that period. Movements of hedged currencies against functional currencies were generally not significant during the three months ended April 30, 2013.

Other, net expense was $0.5 million in the three months ended April 30, 2013 compared to $0.1 million in the three months ended April 30, 2012. The increase was primarily attributable to a $0.3 million write-off of an indemnification asset based upon our assessment of the collectibility of the indemnification from the former shareholders from a prior-year business combination in our Communications Intelligence segment. Further discussion regarding our business combinations appears in Note 5, “Business Combinations” to our condensed consolidated financial statements included under Part I, Item 1.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,		% Change
(in thousands)	2013	2012	2013 - 2012
Provision for income taxes	$3,103	$2,399	29%

Three Months Ended April 30, 2013 compared to Three Months Ended April 30, 2012. Our effective tax rate was (64.2)% for the three months ended April 30, 2013, compared to 17.1% for the three months ended April 30, 2012.  For the three months ended April 30, 2013, the effective tax rate was significantly impacted by the level and mix of earnings and losses by jurisdiction. Pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was less than our domestic losses where we maintain valuation allowances and did not record the related tax benefits. The result was an income tax provision of $3.1 million on a pre-tax loss of $4.8 million, resulting in a negative effective tax rate of (64.2)%.  For the three months ended April 30, 2012, our effective income tax rate was lower than the U.S. federal rate of 35% primarily due to the level and mix of income and losses by jurisdiction. The income generated in foreign jurisdictions, taxed at rates lower than the U.S. federal statutory rate, was higher than domestic losses where we maintain valuation allowances and did not record tax benefits. The result was an income tax provision of $2.4 million on $14.0 million of pre-tax income, which represented an effective tax rate of 17.1%.

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

In April 2011, we entered into the 2011 Credit Agreement and terminated the 2007 Credit Agreement. The 2011 Credit Agreement included a term loan facility, with an outstanding balance of $576.0 million at January 31, 2013, and a $170.0 million revolving line of credit, which was unused at January 31, 2013.  On March 6, 2013, the 2011 Credit Agreement was replaced by the 2013 Amended Credit Agreement. The 2013 Amended Credit Agreement includes a $650.0 million term loan facility, all of which is outstanding at April 30, 2013, and a $200.0 million revolving credit facility, which was unused at April 30, 2013. Further discussion of our credit agreements appears below, under "Credit Agreements".

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

As discussed earlier under "— Recent Developments", on February 4, 2013, we completed the CTI Merger, which eliminated CTI's majority ownership in and control of us. The CTI Merger was accomplished through an exchange of new shares of our common stock for all of the issued and outstanding shares of CTI common stock. Other than the payment of professional fees and other transaction expenses, no cash was used in the CTI Merger. CTI's net assets acquired by us at the date of the merger included $10.4 million of cash.

Although we did not complete any business acquisitions during the three months ended April 30, 2013, other than the CTI Merger (which was accomplished through an exchange of common shares), we have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We have used cash as consideration for substantially all of our historical business acquisitions, other than the CTI Merger. To the extent that we continue this strategy, our future cash requirements and liquidity may be impacted. We may utilize external capital sources, including debt and equity, to supplement our internally generated sources of liquidity as necessary and if available.  We also may consider initiatives to modify the debt and equity components of our current capitalization, as we did in March 2013 by entering into the 2013 Amended Credit Agreement, which amended and restated the 2011 Credit Agreement, or as we did in February 2013 by completing the CTI Merger.

A considerable portion of our operating income is earned outside the United States.  Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (including any long-term portions) held by our subsidiaries outside the United States were $208.9 million and $192.9 million as of April 30, 2013 and January 31, 2013, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in company growth initiatives, including business acquisitions.  We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months and for the foreseeable future.

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

The following table sets forth our cash and cash equivalents, restricted cash and bank time deposits, short-term investments and long-term debt as of April 30, 2013 and January 31, 2013:

	April 30,	January 31,
(in thousands)	2013	2013
Cash and cash equivalents	$256,164	$209,973
Restricted cash and bank time deposits	$7,943	$11,128
Short-term investments	$63,179	$13,593
Long-term debt	$642,051	$570,822

At April 30, 2013, our cash and cash equivalents totaled $256.2 million, an increase of $46.2 million from $210.0 million at January 31, 2013. Our operating activities and financing activities generated $26.2 million and $70.1 million, respectively, of cash during the three months ended April 30, 2013, which was partially offset by $49.2 million of cash used in investing activities during this period.  Further discussion of these items appears below.

Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the three months ended April 30, 2013 and 2012:

	Three Months Ended April 30,
(in thousands)	2013	2012
Net cash provided by operating activities	$26,156	$47,532
Net cash used in investing activities	(49,202)	(6,440)
Net cash provided by (used in) financing activities	70,107	(2,507)
Effect of exchange rate changes on cash and cash equivalents	(870)	585
Net increase in cash and cash equivalents	$46,191	$39,170

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, adjusted for non-cash items, and working capital changes. Operating activities generated $26.2 million of net cash during the three months ended April 30, 2013, compared to $47.5 million generated during the three months ended April 30, 2012.  The lower operating activity cash flow in the current year period resulted primarily from lower operating income in the three months ended April 30, 2013, as well as the impact of unusually strong accounts receivable collections in the three months ended April 30, 2012. Operating activity cash flow for the three months ended April 30, 2013 also included the payment of a $7.2 million investment banking fee associated with the CTI Merger.

Net Cash Used in Investing Activities

During the three months ended April 30, 2013, our investing activities used $49.2 million of net cash, primarily reflecting $49.6 million of purchases of short-term investments in commercial paper. We also made $3.0 million of payments for property, equipment, and capitalized software development costs during this period. During the three months ended April 30, 2012, our funds were held entirely in cash and cash equivalents and we therefore did not make any purchases of short-term investments during that period.

Currently, we have no significant commitments for capital expenditures.

Net Cash Provided by (Used in) Financing Activities

For the three months ended April 30, 2013, our financing activities provided $70.1 million of net cash. During this period, we borrowed $646.7 million under our 2013 Amended Credit Agreement (gross borrowings of $650.0 million, reduced by a $3.3 million original issuance discount), repaid $576.0 million of outstanding borrowings under our 2011 Credit Agreement, and paid $7.0 million of related debt issuance costs. We also received $10.4 million of cash in connection with the CTI Merger during this period. Other financing activities during the three months ended April 30, 2013 included payments of $3.5 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and the receipt of $1.7 million of proceeds from exercises of stock options. Financing activities for the three months ended April 30, 2012 were not significant.

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

The terms and conditions of the 2011 Credit Agreement have been superseded by the terms and conditions of the 2013 Amended Credit Agreement, although some terms and conditions have remained consistent. Further details regarding the 2013 Amended Credit Agreement are described below.

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

The interest rate on our term loan at April 30, 2013 was 4.00%.

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

The 2013 Amended Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type, which covenants are substantially similar to those in the 2011 Credit Agreement. These covenants include limitations on us and our subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. The revolving credit facility also contains a financial covenant that requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2013 Amended Credit Agreement) of no greater than 5.00 to 1 until January 31, 2015 and no greater than 4.50 to 1 thereafter (the "Leverage Ratio Covenant"). The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2013 Amended Credit Agreement. At April 30, 2013, our consolidated leverage ratio was approximately 2.60 to

1 compared to a permitted consolidated leverage ratio of 5.00 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $80.0 million the minimum EBITDA required to satisfy the leverage ratio covenant given our outstanding debt as of such date.

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

Convertible Preferred Stock

Our capitalization included Series A Convertible Perpetual Preferred Stock originally issued in May 2007 which, as of January 31, 2013, had a carrying value of $285.5 million and a liquidation preference and redemption value of $ 365.9 million.  All of the Preferred Stock was originally issued to, and as February 4, 2013 continued to be held by, CTI. Each outstanding share of our Preferred Stock was canceled upon completion of the CTI Merger on February 4, 2013.

Contractual Obligations

Our Annual Report on Form 10-K for the year ended January 31, 2013 includes a table summarizing our contractual obligations of approximately $835 million as of January 31, 2013, including approximately $702 million for long-term debt obligations, including projected future interest. This table appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report. As described above under "Credit Agreements", in March 2013, we entered into the 2013 Amended Credit Agreement, which, among other things, modified our future debt principal and interest obligations. The 2013 Amended Credit Agreement has increased our long-term debt obligations, including projected future interest, from approximately $702.3 million at January 31, 2013 to approximately $818.6 million at April 30, 2013. This increase results primarily from the impact of the larger term loan under the 2013 Amended Credit Agreement compared to the term loan under the 2011 Credit Agreement, partially offset by the impact of a lower projected interest rate under the 2013 Amended Credit Agreement. Details regarding scheduled principal payments for the term loan under the 2013 Amended Credit Agreement, along with further information regarding our long-term debt obligations, are provided in Note 7, "Long-Term Debt" to our condensed consolidated financial statements included in Part I, Item 1 of this report. Other than the impact of this transaction, we believe that our contractual obligations and commercial commitments did not materially change during the three months ended April 30, 2013.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former shareholders or asset owners of the acquired businesses based upon achievement of performance targets following the acquisition dates.  Although we did not complete any business combinations during the three months ended April 30, 2013 other than the CTI Merger, we completed several business combinations in recent periods which included contingent cash consideration arrangements.  Please refer to Note 5, "Business Combinations" to our condensed consolidated financial statements included in Part I, Item 1 of this report for information regarding our business combinations.

For the three months ended April 30, 2013, we made $3.9 million of payments under contingent consideration arrangements. As of April 30, 2013, potential future cash payments under contingent consideration arrangements total $42.2 million, the estimated fair value of which was $21.9 million, of which $19.3 million is included within accrued expenses and other current liabilities, and $2.6 million is included within other liabilities. The performance periods associated with these potential payments extend through January 2015.

Off-Balance Sheet Arrangements

As of April 30, 2013, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

New Accounting Pronouncements

New Accounting Pronouncements Implemented

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which contained amended standards regarding disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"). These amended standards require the disclosure of information about the amounts reclassified out of AOCI by component and, in addition, require disclosure, either on the face of the financial statements or in the notes, of significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. These amended standards do not change the current requirements for reporting net income or other comprehensive income in the condensed consolidated financial statements. These amended standards were effective for us on February 1, 2013, and adoption of this guidance did not materially impact our condensed consolidated financial statements. The disclosures required by the amended standards appear in Note 10, "Stockholders' Equity".

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets for impairment and improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Our adoption of this guidance effective February 1, 2013 did not materially impact our condensed consolidated financial statements.

New Accounting Pronouncements To Be Implemented

In March 2013, the FASB issued ASU No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We are currently reviewing this standard, but we do not anticipate that its adoption will have a material impact on our condensed consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

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

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2013 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. We believe that our market risk profile did not materially change during the three months ended April 30, 2013.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2013, our disclosure controls and procedures were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended April 30, 2013, we determined, with the participation of our Chief Executive Officer and Chief Financial Officer, that there were no changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 16, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 for information regarding our legal proceedings.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2013. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us, however. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended April 30, 2013:

Number	Description	Filed Herewith / Incorporated by Reference from

3.1	Amended and Restated By-laws of Verint Systems Inc.	Form 8-K filed on February 5, 2013
10.1	Distribution Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
10.2	Tax Disaffiliation Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
10.3	Comverse Technology, Inc. 2011 Stock Incentive Compensation Plan	Comverse Technology, Inc. Definitive Proxy Statement (Appendix A) filed with the SEC on October 7, 2011
10.4	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2013*	Form 10-K filed on March 28, 2013
10.5	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2013*	Form 10-K filed on March 28, 2013
10.6	Form of Special Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2013*	Form 8-K filed on April 22, 2013
10.7
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
Form 8-K filed on March 8, 2013
10.8	Verint Systems Inc. Stock Bonus Program*	Filed herewith
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS**	XBRL Instance Document	Filed herewith
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

** In accordance with Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERINT SYSTEMS INC.

June 3, 2013	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

June 3, 2013	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)