Form 10-Q
period 2013-07-31
VERINT SYSTEMS INC
filed 2013-09-04
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2013
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

There were 53,320,462 shares of the registrant’s common stock outstanding on August 15, 2013.

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

•
risks arising as a result of contingent, unknown or unexpected obligations or liabilities of our former parent company, Comverse Technology, Inc. ("CTI"), assumed upon completion of our merger with CTI, pursuant to which CTI merged with and into our new, wholly owned subsidiary (the "CTI Merger"), including regulatory or compliance liabilities, or as a result of parties obligated to provide us with indemnification being unwilling or unable to perform such obligations;

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

iii

PART I

Item 1.     Financial Statements
VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,
(in thousands, except share and per share data)	2013	2013
Assets
Current Assets:
Cash and cash equivalents	$229,184	$209,973
Restricted cash and bank time deposits	8,225	11,128
Short-term investments	118,370	13,593
Accounts receivable, net of allowance for doubtful accounts of $1.4 million and $1.8 million, respectively	164,937	168,415
Inventories	14,173	15,014
Deferred cost of revenue	4,428	6,253
Prepaid expenses and other current assets	65,108	77,277
Total current assets	604,425	501,653
Property and equipment, net	37,432	38,161
Goodwill	821,040	829,909
Intangible assets, net	124,203	144,261
Capitalized software development costs, net	6,724	6,343
Long-term deferred cost of revenue	10,358	7,742
Other assets	62,145	36,200
Total assets	$1,666,327	$1,564,269

Liabilities, Preferred Stock, and Stockholders' Equity
Current Liabilities:
Accounts payable	$48,183	$47,355
Accrued expenses and other current liabilities	159,591	177,736
Current maturities of long-term debt	6,615	5,867
Deferred revenue	159,121	163,252
Total current liabilities	373,510	394,210
Long-term debt	638,877	570,822
Long-term deferred revenue	13,261	13,562
Other liabilities	90,948	70,457
Total liabilities	1,116,596	1,049,051
Preferred Stock - $0.001 par value; authorized 2,500,000 shares. Series A convertible preferred stock; Issued and outstanding 0 and 293,000 shares as of July 31, 2013 and January 31, 2013, respectively; aggregate liquidation preference and redemption value of $365,914 at January 31, 2013.	—	285,542
Commitments and Contingencies
Stockholders' Equity:
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 53,620,000 and 40,460,000 shares; outstanding 53,318,000 and 40,158,000 shares as of July 31, 2013 and January 31, 2013, respectively.	53	40
Additional paid-in capital	899,965	580,762
Treasury stock, at cost - 302,000 shares as of July 31, 2013 and January 31, 2013.	(8,013)	(8,013)
Accumulated deficit	(295,379)	(303,762)
Accumulated other comprehensive loss	(53,783)	(44,225)
Total Verint Systems Inc. stockholders' equity	542,843	224,802
Noncontrolling interest	6,888	4,874
Total stockholders' equity	549,731	229,676
Total liabilities, preferred stock, and stockholders' equity	$1,666,327	$1,564,269

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2013	2012	2013	2012
Revenue:
Product	$97,865	$101,990	$185,215	$193,989
Service and support	124,582	110,436	242,018	215,072
Total revenue	222,447	212,426	427,233	409,061
Cost of revenue:
Product	30,090	36,382	61,262	67,274
Service and support	40,170	35,954	78,668	69,606
Amortization of acquired technology and backlog	2,347	3,644	5,985	7,428
Total cost of revenue	72,607	75,980	145,915	144,308
Gross profit	149,840	136,446	281,318	264,753
Operating expenses:
Research and development, net	31,203	30,195	61,231	58,598
Selling, general and administrative	81,364	73,953	163,068	146,676
Amortization of other acquired intangible assets	6,010	6,035	12,043	12,233
Total operating expenses	118,577	110,183	236,342	217,507
Operating income	31,263	26,263	44,976	47,246
Other income (expense), net:
Interest income	166	124	321	254
Interest expense	(7,383)	(7,867)	(14,571)	(15,585)
Loss on extinguishment of debt	(173)	—	(9,879)	—
Other income (expense), net	(2,559)	(483)	(4,367)	151
Total other expense, net	(9,949)	(8,226)	(28,496)	(15,180)
Income before provision for income taxes	21,314	18,037	16,480	32,066
Provision for income taxes	2,809	4,772	5,912	7,171
Net income	18,505	13,265	10,568	24,895
Net income attributable to noncontrolling interest	969	658	2,185	2,253
Net income attributable to Verint Systems Inc.	17,536	12,607	8,383	22,642
Dividends on preferred stock	—	(3,868)	(174)	(7,612)
Net income attributable to Verint Systems Inc. common shares	$17,536	$8,739	$8,209	$15,030

Net income per common share attributable to Verint Systems Inc.:
Basic	$0.33	$0.22	$0.16	$0.38
Diluted	$0.33	$0.22	$0.15	$0.38

Weighted-average common shares outstanding:
Basic	52,977	39,712	52,484	39,392
Diluted	53,637	40,072	53,176	39,938

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2013	2012	2013	2012
Net income	$18,505	$13,265	$10,568	$24,895
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(6,031)	(9,396)	(10,695)	(4,381)
Net unrealized losses on available-for-sale investments	(122)	—	(122)	—
Net unrealized (losses) gains on derivative financial instruments designated as hedges	(919)	(3,486)	1,153	(3,340)
Benefit from (provision for) income taxes on net unrealized (losses) gains on derivative financial instruments designated as hedges	121	362	(65)	328
Other comprehensive loss	(6,951)	(12,520)	(9,729)	(7,393)
Comprehensive income	11,554	745	839	17,502
Comprehensive income attributable to noncontrolling interest	865	603	2,014	2,302
Comprehensive income (loss) attributable to Verint Systems Inc.	$10,689	$142	$(1,175)	$15,200

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interest
Balances as of January 31, 2012	38,982	$40	$554,351	$(7,466)	$(357,764)	$(47,736)	$141,425	$2,870	$144,295
Net income	—	—	—	—	22,642	—	22,642	2,253	24,895
Other comprehensive income (loss)	—	—	—	—	—	(7,442)	(7,442)	49	(7,393)
Stock-based compensation - equity portion	—	—	10,472	—	—	—	10,472	—	10,472
Exercises of stock options	59	—	1,013	—	—	—	1,013	—	1,013
Common stock issued for stock awards and stock bonuses	752	—	3,764	—	—	—	3,764	—	3,764
Purchases of treasury stock	(21)	—	—	(615)	—	—	(615)	—	(615)
Treasury stock retired	—	—	(68)	68	—	—	—	—	—
Tax effects from stock award plans	—	—	23	—	—	—	23	—	23
Balances as of July 31, 2012	39,772	$40	$569,555	$(8,013)	$(335,122)	$(55,178)	$171,282	$5,172	$176,454

Balances as of January 31, 2013	40,158	$40	$580,762	$(8,013)	$(303,762)	$(44,225)	$224,802	$4,874	$229,676
Net income	—	—	—	—	8,383	—	8,383	2,185	10,568
Other comprehensive loss	—	—	—	—	—	(9,558)	(9,558)	(171)	(9,729)
Stock-based compensation - equity portion	—	—	13,986	—	—	—	13,986	—	13,986
Exercises of stock options	115	—	2,735	—	—	—	2,735	—	2,735
Common stock issued for stock awards and stock bonuses	771	—	2,850	—	—	—	2,850	—	2,850
Stock issued for CTI Merger	12,274	13	299,626	—	—	—	299,639	—	299,639
Tax effects from stock award plans	—	—	6	—	—	—	6	—	6
Balances as of July 31, 2013	53,318	$53	$899,965	$(8,013)	$(295,379)	$(53,783)	$542,843	$6,888	$549,731

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$10,568	$24,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,284	28,265
Stock-based compensation - equity portion	13,688	10,994
Non-cash gains on derivative financial instruments, net	(676)	(131)
Loss on extinguishment of debt	9,879	—
Other non-cash items, net	795	(6,123)
Changes in operating assets and liabilities, net of effects of CTI Merger:
Accounts receivable	2,517	(13,295)
Inventories	332	3,599
Deferred cost of revenue	(662)	12,292
Prepaid expenses and other assets	19,941	5,022
Accounts payable and accrued expenses	(8,446)	(7,528)
Deferred revenue	(3,143)	(18,315)
Other, net	581	(424)
Net cash provided by operating activities	72,658	39,251

Cash flows from investing activities:
Purchases of short-term investments	(124,990)	—
Maturities of short-term investments	20,000	—
Cash paid for business combinations, including adjustments	—	(660)
Purchases of property and equipment	(5,624)	(6,180)
Settlements of derivative financial instruments not designated as hedges	340	(266)
Cash paid for capitalized software development costs	(1,604)	(2,298)
Change in restricted cash and bank time deposits, including long-term portion	5,707	1,811
Other investing activities	(182)	—
Net cash used in investing activities	(106,353)	(7,593)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	646,750	—
Repayments of borrowings and other financing obligations	(582,263)	(3,486)
Payments of debt issuance and other debt-related costs	(7,754)	(159)
Cash received in CTI Merger	10,370	—
Proceeds from exercises of stock options	2,649	1,395
Purchases of treasury stock	—	(615)
Payments of contingent consideration for business combinations (financing portion)	(15,373)	(5,140)
Net cash provided by (used in) financing activities	54,379	(8,005)
Effect of exchange rate changes on cash and cash equivalents	(1,473)	(1,065)
Net increase in cash and cash equivalents	19,211	22,588
Cash and cash equivalents, beginning of period	209,973	150,662
Cash and cash equivalents, end of period	$229,184	$173,250

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

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended January 31, 2013. The condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the periods ended July 31, 2013 and 2012, and the condensed consolidated balance sheet as of July 31, 2013, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2013 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2013. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2013. The results for interim periods are not necessarily indicative of a full year’s results.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2013. There were no significant changes to our significant accounting policies during the six months ended July 31, 2013.

New Accounting Pronouncements

New Accounting Pronouncements Implemented

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets for impairment and improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Our adoption of this guidance effective February 1, 2013 did not materially impact our condensed consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which contained amended standards regarding disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"). These amended standards require the disclosure of information about the amounts reclassified out of AOCI by component and, in addition, require disclosure, either on the face of the financial statements or in the notes, of significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. These amended standards do not change the current requirements for reporting net income or other comprehensive income in the condensed consolidated financial statements. These amended standards were effective for us on February 1, 2013, and adoption of this guidance did not materially impact our condensed consolidated financial statements. The disclosures required by the amended standards appear in Note 10, "Stockholders' Equity".

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, permitting entities to use the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. Treasury rate and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments in this ASU were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We adopted the amendments in this ASU effective July 17, 2013, and the initial adoption of the amendments in this ASU did not impact our condensed consolidated financial statements.

New Accounting Pronouncements To Be Implemented

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We are currently reviewing this standard, but we do not anticipate that its adoption will have a material impact on our condensed consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires that entities with an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability, when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law, thereby eliminating diversity in practice regarding this presentation issue. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013, although retrospective application in permitted. We are currently assessing the impact of this guidance, if any, on our condensed consolidated financial statements.

2.	NET INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income per common share attributable to Verint Systems Inc. for the three and six months ended July 31, 2013 and 2012:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2013	2012	2013	2012
Net income	$18,505	$13,265	$10,568	$24,895
Net income attributable to noncontrolling interest	969	658	2,185	2,253
Net income attributable to Verint Systems Inc.	17,536	12,607	8,383	22,642
Dividends on Preferred Stock	—	(3,868)	(174)	(7,612)
Net income attributable to Verint Systems Inc. for basic net income per common share	17,536	8,739	8,209	15,030
Dilutive effect of dividends on Preferred Stock	—	—	—	—
Net income attributable to Verint Systems Inc. for diluted net income per common share	$17,536	$8,739	$8,209	$15,030
Weighted-average shares outstanding:
Basic	52,977	39,712	52,484	39,392
Dilutive effect of employee equity award plans	660	360	692	546
Dilutive effect of assumed conversion of Preferred Stock	—	—	—	—
Diluted	53,637	40,072	53,176	39,938
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.33	$0.22	$0.16	$0.38
Diluted	$0.33	$0.22	$0.15	$0.38

We excluded the following weighted-average common shares underlying stock-based awards and the assumed conversion of our Preferred Stock from the calculations of diluted net income per common share because their inclusion would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2013	2012	2013	2012
Common shares excluded from calculation:
Stock options and restricted stock-based awards	875	1,224	882	1,068
Convertible Preferred Stock	—	10,988	248	10,935

Our Preferred Stock was canceled in conjunction with the CTI Merger on February 4, 2013. The weighted-average common shares underlying the assumed conversion of the Preferred Stock for the six months ended July 31, 2013 in the table above reflect the Preferred Stock as outstanding for only four days during the six months ended July 31, 2013. Further details regarding the CTI Merger appear in Note 4, "Merger with CTI".

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents and short-term investments as of July 31, 2013 and January 31, 2013:

	July 31, 2013
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$211,367	$—	$—	$211,367
Money market funds	13,518	—	—	13,518
Commercial paper	4,299	—	—	4,299
Total cash and cash equivalents	$229,184	$—	$—	$229,184

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$98,565	$29	$(151)	$98,443
Bank time deposits	19,927	—	—	19,927
Total short-term investments	$118,492	$29	$(151)	$118,370

	January 31, 2013
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$143,888	$—	$—	$143,888
Money market funds	62,085	—	—	62,085
Commercial paper	4,000	—	—	4,000
Total cash and cash equivalents	$209,973	$—	$—	$209,973

Short-term investments:
Bank time deposits	$13,593	$—	$—	$13,593
Total short-term investments	$13,593	$—	$—	$13,593

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. without specified maturity dates, which we intend to hold for periods in excess of three months.

As of July 31, 2013, all of our available-for-sale investments had contractual maturities of less than one year.

We report our available-for-sale securities at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of income taxes, are included in accumulated other comprehensive income (loss) within stockholders’ equity in our condensed consolidated balance sheets. Realized gains or losses, if applicable, are recorded in other income (expense), net in our condensed consolidated statement of operations, using the specific identification method. We did not realize any gains or losses on sales of available-for-sale securities during the six months ended July 31, 2013 and July 31, 2012.

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at July 31, 2013 were not other-than-temporarily impaired. Unrealized losses at July 31, 2013 were due to changes in interest rates, including market credit spreads, and not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity. As of July 31, 2013, all securities with gross unrealized loss positions, with aggregate fair values of $36.4 million, have had such positions for periods of less than twelve months.

During the six months ended July 31, 2013, proceeds from maturities of available-for-sale securities were $20.0 million. We received no proceeds from sales or maturities of available-for-sale securities during the six months ended July 31, 2012.

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

•
0.8 million shares determined by dividing a $25.0 million "Target Amount" by $32.78, which was the average of the daily volume weighted averages of the trading prices of our common stock during the 20 consecutive trading days ending on January 31, 2013. The $25.0 million "Target Amount" was determined in accordance with the CTI Merger Agreement based on CTI's successful completion of the Comverse share distribution on October 31, 2012.

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

During the three and six months ended July 31, 2013, we incurred expenses associated with this matter of $0.1 million and $0.5 million, respectively, consisting primarily of legal and other professional fees, which have been expensed as incurred and are reflected within selling, general and administrative expenses. During the year ended January 31, 2013, we incurred $16.1 million of expenses associated with this matter, $2.4 million and $3.3 million of which were incurred during the three and six months ended July 31, 2012, respectively.

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

We did not complete any business combinations during the six months ended July 31, 2013 and 2012, other than the CTI Merger, which was completed on February 4, 2013 and is discussed in Note 4, "Merger with CTI".

Transactions associated with business combinations completed in prior periods that impacted our condensed consolidated financial statements as of July 31, 2013, and for the six months ended July 31, 2013 and 2012, are described below.

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

As of January 31, 2013, $6.4 million had been accrued for the actual contingent consideration earned and expected to be paid to the former Vovici shareholders under this arrangement. This liability changed by a negligible amount during the three months ended April 30, 2013, and payment of this amount was made during the three months ending July 31, 2013. No contingent consideration had been paid to the former Vovici shareholders prior to this payment. We have no further contingent consideration obligations for this acquisition.

For the three and six months ended July 31, 2012, we recorded benefits of $4.0 million and $3.7 million, respectively, within selling, general and administrative expenses for changes in the fair value of the Vovici contingent consideration obligation, which primarily reflected the impacts of revised expectations of achieving the performance targets.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of Vovici totaled $0.2 million for the six months ended July 31, 2012, the majority of which were incurred during the three months ended April 30, 2012, and were expensed as incurred. Such costs for the six months ended July 31, 2013 were not significant.

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

As of January 31, 2013, the fair value of this contingent consideration was $2.8 million. During the three months ended July 31, 2013, we reached an agreement to settle our potential obligations under the GMT contingent consideration arrangement with respect to the former GMT securityholders in exchange for a payment of $2.7 million. This payment, which was made during the three months ending July 31, 2013, eliminated any remaining contingent consideration obligations to these former securityholders. No contingent consideration had been paid under the GMT contingent consideration arrangement prior to this payment. Certain other participants under the GMT contingent consideration arrangement, who were not GMT securityholders, remain eligible to earn contingent consideration for the period ended January 31, 2014, the fair value of which was $0.8 million at July 31, 2013. For the three and six months ended July 31, 2013, we recorded a benefit of $0.5 million and an expense of $0.7 million, respectively, within selling, general and administrative expenses for the change in the fair value of the GMT contingent consideration obligation.

For the three and six months ended July 31, 2012, we recorded benefits of $0.9 million and $4.5 million, respectively, within selling, general and administrative expenses for changes in the fair value of the GMT contingent consideration obligation, which primarily reflected the impacts of revised expectations of achieving the performance targets.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of GMT, totaled $0.3 million for the six months ended July 31, 2012, the majority of which were incurred during the three months ended April 30, 2012, and were expensed as incurred. Such costs for the six months ended July 31, 2013 were not significant.

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

For the three and six months ended July 31, 2013, we recorded net benefits of $0.1 million and $0.5 million, respectively, within selling, general and administrative expenses for changes in the aggregate fair values of the contingent consideration obligations associated with these acquisitions, reflecting the impacts of revised expectations of achieving the performance targets, as well as decreases in the discount periods since the acquisition dates. As of July 31, 2013, the aggregate fair value of the contingent consideration obligations associated with these acquisitions was $8.2 million. During the six months ended July 31, 2013 and 2012, we made payments of $7.0 million and $4.2 million, respectively, to the respective former shareholders or asset owners under these arrangements.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.3 million and $0.6 million for the three and six months ended July 31, 2012 and were expensed as incurred. Such costs for the six months ended July 31, 2013 were not significant.

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

As of July 31, 2013, the liability associated with certain other pre-acquisition business activities of the acquired company, included within accrued expenses and other current liabilities, and the corresponding indemnification asset, reflected within prepaid expenses and other current assets, were $2.3 million. The changes in these carrying values during the six months ended July 31, 2013 reflected derecognition of certain liabilities and corresponding indemnification assets and the impact of foreign currency exchange rate fluctuations. These changes were offsetting and therefore did not impact our condensed consolidated statement of operations for the three and six months ended July 31, 2013.

As of July 31, 2013, the liability associated with pre-acquisition uncertain tax positions of the acquired company was $2.6 million and was included within other liabilities. During the three months ended April 30, 2013, based upon our assessment of the collectibility of the indemnification from the former shareholders of the acquired company, we recognized an impairment of $0.3 million of the indemnification asset associated with these liabilities, which is included in other income (expense), net. No impairment was recognized for the three months ended July 31, 2013. The indemnification asset associated with these liabilities was $2.0 million as of July 31, 2013 and is included within other assets.

6.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of July 31, 2013 and January 31, 2013:

	July 31, 2013
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$223,120	$(128,030)	$95,090
Acquired technology	93,197	(69,902)	23,295
Trade names	12,480	(10,738)	1,742
Non-competition agreements	5,512	(4,596)	916
Distribution network	2,440	(1,718)	722
Backlog	843	(105)	738
Total intangible assets with finite lives	337,592	(215,089)	122,503
In-process research and development, with indefinite lives	1,700	—	1,700
Total	$339,292	$(215,089)	$124,203

	January 31, 2013
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$225,321	$(117,903)	$107,418
Acquired technology	93,860	(64,617)	29,243
Trade names	12,737	(10,537)	2,200
Non-competition agreements	5,516	(4,227)	1,289
Distribution network	2,440	(1,596)	844
Backlog	843	(76)	767
Total intangible assets with finite lives	340,717	(198,956)	141,761
In-process research and development, with indefinite lives	2,500	—	2,500
Total	$343,217	$(198,956)	$144,261

The following table presents net acquisition-related intangible assets by reportable segment as of July 31, 2013 and January 31, 2013:

	July 31,	January 31,
(in thousands)	2013	2013
Enterprise Intelligence	$109,450	$126,341
Video Intelligence	3,290	3,880
Communications Intelligence	11,463	14,040
Total	$124,203	$144,261

Total amortization expense recorded for acquisition-related intangible assets was $8.4 million and $18.0 million for the three and six months ended July 31, 2013, respectively, and $9.7 million and $19.7 million for the three and six months ended July 31, 2012, respectively.

The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2014 (remainder of year)	$16,102
2015	30,766
2016	29,256
2017	26,515
2018	10,462
2019 and thereafter	9,402
Total	$122,503

No impairment indicators were identified for finite-lived intangible assets during the six months ended July 31, 2013 and 2012. Our in-process research and development assets were acquired during the year ended January 31, 2012, and no impairment indicators were identified for these assets during the six months ended July 31, 2013 and 2012.

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

Goodwill activity and related information for the six months ended July 31, 2013, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Enterprise Intelligence	Video Intelligence	Communications Intelligence
Goodwill, gross, at January 31, 2013	$896,774	$771,738	$76,803	$48,233
Accumulated impairment losses through January 31, 2013	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at January 31, 2013	829,909	740,947	40,729	48,233
Foreign currency translation and other	(8,869)	(7,735)	(325)	(809)
Goodwill, net, at July 31, 2013	$821,040	$733,212	$40,404	$47,424

Goodwill, net, at July 31, 2013:
Goodwill, gross, at July 31, 2013	$887,905	$764,003	$76,478	$47,424
Accumulated impairment losses through July 31, 2013	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at July 31, 2013	$821,040	$733,212	$40,404	$47,424

No events or circumstances indicating the potential for goodwill impairment were identified during the six months ended July 31, 2013 and 2012.

7.	LONG-TERM DEBT

The following table summarizes our long-term debt at July 31, 2013 and January 31, 2013:

	July 31,	January 31,
(in thousands)	2013	2013
Term loan facility - 2013 Amended Credit Agreement:
Outstanding borrowings	$648,375	$—
Unamortized debt discount	(3,059)	—
Term loan facility - 2011 Credit Agreement:
Outstanding borrowings	—	576,000
Unamortized debt discount	—	(2,199)
Other debt	176	2,888
Total debt	645,492	576,689
Less: current maturities	6,615	5,867
Long-term debt	$638,877	$570,822

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

As of July 31, 2013, the interest rate on the term loan under the 2013 Amended Credit Agreement was 4.00%.  Including the impact of the 0.50% original issuance term loan discount and the deferred debt issuance costs, the effective interest rate on the term loan was approximately 4.23% as of July 31, 2013. As of January 31, 2013, the interest rate on the term loan under the 2011 Credit Agreement was 4.50%.

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

As of July 31, 2013, future scheduled principal payments on the term loan under the 2013 Amended Credit Agreement are presented in the following table:

(in thousands)
Years Ending January 31,	Amount
2014 (remainder of year)	$3,250
2015	6,500
2016	6,500
2017	6,500
2018	6,500
2019 and thereafter	619,125
Total	$648,375

We incurred interest expense on borrowings under our credit facilities of $6.6 million and $13.0 million during the three and six months ended July 31, 2013, respectively, and $6.9 million and $13.5 million during the three and six months ended July 31, 2012, respectively. In addition, we recorded $0.5 million and $1.1 million, during the three and six months ended July 31, 2013, respectively, for amortization of our deferred debt issuance costs, which is also reported within interest expense on our condensed consolidated statements of operations. We recorded $0.7 million and $1.4 million of amortization of our deferred debt issuance costs during the three and six months ended July 31, 2012, respectively.

We recorded $0.1 million and $0.2 million during each of the three and six months ended July 31, 2013 and July 31, 2012, respectively, for amortization of the original issuance term loan discounts, which is reported within interest expense.

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

In connection with a business combination completed during the year ended January 31, 2012, we assumed approximately $3.3 million of development bank and government debt in the Americas region. The carrying value of this debt was $2.5 million at January 31, 2013. During the three months ended July 31, 2013, we repaid $2.0 million of this debt, resulting in a $0.2 million loss on extinguishment of debt, which is reported in the condensed consolidated statement of operations for that period. The remaining portion of this debt has a carrying value of $0.1 million at July 31, 2013.

8.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of July 31, 2013 and January 31, 2013:

	July 31,	January 31,
(in thousands)	2013	2013
Raw materials	$4,167	$4,263
Work-in-process	7,140	5,633
Finished goods	2,866	5,118
Total inventories	$14,173	$15,014

Condensed Consolidated Statements of Operations

Other income (expense), net consisted of the following for the three and six months ended July 31, 2013 and 2012:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2013	2012	2013	2012
Foreign currency (losses) gains, net	$(1,487)	$(711)	$(3,206)	$123
Gains on derivative financial instruments, net	247	271	676	131
Other, net	(1,319)	(43)	(1,837)	(103)
Total other income (expense), net	$(2,559)	$(483)	$(4,367)	$151

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the six months ended July 31, 2013 and 2012:

	Six Months Ended July 31,
(in thousands)	2013	2012
Cash paid for interest	$11,086	$13,659
Cash (refunds) payments of income taxes, net	$(3,905)	$11,360
Non-cash investing and financing transactions:
Net non-cash assets acquired in CTI Merger	$3,727	$—
Accrued but unpaid purchases of property and equipment	$1,217	$1,858
Inventory transfers to property and equipment	$360	$326
Stock options exercised, proceeds received subsequent to period end	$86	$1
Accrued but unpaid debt issuance and other debt related costs	$—	$58
Leasehold improvements funded by lease incentive	$—	$2,406

9.	CONVERTIBLE PREFERRED STOCK

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

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the six months ended July 31, 2013 and 2012.
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

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost. At July 31, 2013 and January 31, 2013, we held 302,000 shares of treasury stock with a cost of $8.0 million.

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

During the six months ended July 31, 2013, we did not acquire any shares of treasury stock. During the six months ended July 31, 2012, we acquired approximately 18,000 shares of treasury stock from directors, executive officers, and other employees at a cost of $0.5 million.

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

Accumulated Other Comprehensive Loss

In addition to net income, accumulated other comprehensive income (loss) includes items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities and derivative financial instruments designated as hedges. Accumulated other comprehensive income (loss) is presented as a separate line item in the stockholders’ equity section of our condensed consolidated balance sheets. Accumulated other comprehensive income (loss) items have no impact on our net income as presented in our condensed consolidated statements of operations.

The following table summarizes changes in our accumulated other comprehensive loss by component for the six months ended July 31, 2013:

(in thousands)	Unrealized Gains on Derivative Instruments Designated as Hedges	Unrealized Losses on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive loss at January 31, 2013	$2,447	$—	$(46,672)	$(44,225)
Other comprehensive income (loss) before reclassifications	3,319	(122)	(10,524)	(7,327)
Amounts reclassified out of accumulated other comprehensive loss	(2,231)	—	—	(2,231)
Net other comprehensive income (loss), current period	1,088	(122)	(10,524)	(9,558)
Accumulated other comprehensive loss at July 31, 2013	$3,535	$(122)	$(57,196)	$(53,783)

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

The amounts reclassified out of accumulated other comprehensive loss into the condensed consolidated condensed statements of operations, with presentation location, for the three months ended July 31, 2013 and 2012 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,		Affected Line Items in the Condensed Consolidated Statements of Operations
(in thousands)	2013	2012	2013	2012
Unrealized (gains) losses on derivative financial instruments:
Foreign currency forward contracts	$(137)	$58	$(203)	$77	Cost of product revenue
	(139)	46	(205)	66	Cost of service revenue
	(894)	301	(1,332)	408	Research and development
	(414)	154	(624)	214	Selling, general and administrative
	(1,584)	559	(2,364)	765	Total, before provision for income taxes
	(63)	27	(133)	75	(Provision for) benefit from income taxes
	$(1,521)	$532	$(2,231)	$690	Total, net of income taxes

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

For the three months ended July 31, 2013, we recorded a $2.8 million provision for income taxes on pre-tax income of $21.3 million, which represented an effective income tax rate of 13.2%.  The income tax provision does not include income tax benefits on losses incurred by certain domestic operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. Our pre-tax income in foreign jurisdictions, where we record tax provisions at rates lower than the U.S. federal statutory rate, was higher than domestic losses where we maintain valuation allowances and do not record tax benefits.

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

For the six months ended July 31, 2013, we recorded a $5.9 million provision for income taxes on pre-tax income of $16.5 million, which represented an effective tax rate of 35.9%. The income tax provision does not include income tax benefit on losses incurred by certain domestic operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. Our pre-tax income in foreign jurisdictions, where we recorded tax provisions at rates lower than the U.S. federal statutory rate, was slightly higher than domestic losses where we maintain valuation allowances and do not record tax benefits.

For the six months ended July 31, 2012, we recorded a $7.2 million provision for income taxes on pre-tax income of $32.1 million, which represented an effective tax rate of 22.4%. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the mix and levels of income and losses by jurisdiction. We recorded an income tax provision on income from certain foreign subsidiaries taxed at rates lower than the U.S. federal statutory rate, but we did not recognize a U.S. federal income tax benefit on losses incurred by certain domestic operations because we maintain valuation allowances against the deferred tax assets.

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

We had unrecognized tax benefits of $141.4 million and $55.4 million (excluding interest and penalties) as of July 31, 2013 and January 31, 2013, respectively.  The accrued liability for interest and penalties was $20.0 million and $8.3 million at July 31, 2013 and January 31, 2013, respectively.  Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of July 31, 2013 and January 31, 2013, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate were approximately $136.7 million and $50.8 million, respectively.  We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  Further, we believe that it is reasonably possible that the total amount of unrecognized tax benefits at July 31, 2013 could decrease by approximately $2.7 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation.  Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes including the need for additional valuation allowances, and the recognition of tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate.  We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements.  We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis.  Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy.  There were no transfers between levels of the fair value measurement hierarchy during the six months ended July 31, 2013 and 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of July 31, 2013 and January 31, 2013:

	July 31, 2013
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$13,518	$—	$—
Commercial paper (1)	—	4,299	—
Short-term investments classified as available-for-sale	—	98,443	—
Foreign currency forward contracts	—	4,231	—
Total assets	$13,518	$106,973	$—
Liabilities:
Foreign currency forward contracts	$—	$425	$—
Contingent consideration - business combinations	—	—	9,043
Total liabilities	$—	$425	$9,043

	January 31, 2013
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$62,085	$—	$—
Commercial paper (1)	—	4,000	—
Foreign currency forward contracts	—	2,854	—
Total assets	$62,085	$6,854	$—
Liabilities:
Foreign currency forward contracts	$—	$542	$—
Contingent consideration - business combinations	—	—	25,041
Total liabilities	$—	$542	$25,041

(1) Commerical paper investments with remaining maturities of three months or less at time of purchase, classified within cash and cash equivalents.

The following table presents the change in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended July 31, 2013 and 2012:

	Six Months Ended July 31,
(in thousands)	2013	2012
Fair value measurement at beginning of period	$25,041	$38,646
Changes in fair values, recorded in operating expenses	217	(7,540)
Payments of contingent consideration	(16,215)	(5,902)
Fair value measurement at end of period	$9,043	$25,204

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

Fair Value Measurements

Money Market Funds - We value our money market funds using quoted active market prices for such funds.

Short-term Investments - Short-term investments represent investments in commercial paper and corporate bonds classified as available-for-sale. Investments in commercial paper with remaining maturities of three months or less at time of purchase are classified within cash and cash equivalents. The fair values of these investments are estimated using observable market prices for identical securities that are traded in inactive markets, if available. When observable market prices for identical securities are not available, we value these short-term investments using non-binding market price quotes from brokers which we review for reasonableness using observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model.

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model.  These fair value measurements are based on significant inputs not observable in the market.  The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved.  We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses.  Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements.  We utilized discount rates ranging from 2.0% to 16.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of July 31, 2013. We utilized discount rates ranging from 3.7% to 17.5% in our calculations of the estimated fair values of our contingent consideration liabilities as of July 31, 2012.

Other Financial Instruments

The carrying amounts of other short-term investments, accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $652.0 million and $583.0 million at July 31, 2013 and January 31, 2013, respectively. The estimated fair values of the term loan are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loan.  We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loan are traded.  The indicative prices provided to us as at each of July 31, 2013 and January 31, 2013 did not significantly differ from par value.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows.  These assets are recorded at fair value only when an impairment charge is recognized.  No such impairment charges were recorded during the three months ended July 31, 2013 and 2012.

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

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consisted only of foreign currency forward contracts with notional amounts of $114.0 million and $108.1 million as of July 31, 2013 and January 31, 2013, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments as of July 31, 2013 and January 31, 2013 were as follows:

	July 31, 2013
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$4,108	Accrued expenses and other liabilities	$213
Total derivative financial instruments designated as hedging instruments		$4,108		$213
Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$123	Accrued expenses and other liabilities	$212
Total derivative financial instruments not designated as hedging instruments		$123		$212

	January 31, 2013
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,808	Accrued expenses and other liabilities	$64
Total derivative financial instruments designated as hedging instruments		$2,808		$64
Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$46	Accrued expenses and other liabilities	$478
Total derivative financial instruments not designated as hedging instruments		$46		$478

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedging instruments as of July 31, 2013 and January 31, 2013, and for the three and six months ended July 31, 2013 and 2012 were as follows:

	Net Unrealized Gains Recognized in Accumulated Other Comprehensive Loss		Classification of Net Gains (Losses) Reclassified from Other Comprehensive Loss into the Condensed Consolidated Statements of Operations	Net Gains (Losses) Reclassified from Other Comprehensive Loss into the Condensed Consolidated Statements of Operations
	July 31,	January 31,		Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2013	2013		2013	2012	2013	2012
Foreign currency forward contracts	$3,535	$2,447	Operating Expenses	$1,584	$(559)	$2,364	$(765)

There were no gains or losses from ineffectiveness of these hedges recorded for the six months ended July 31, 2013 and 2012. All of the foreign currency forward contracts underlying the $3.5 million of net unrealized gains recorded in accumulated other comprehensive loss at July 31, 2013 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and six months ended July 31, 2013 and 2012 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)		2013	2012	2013	2012
Foreign currency forward contracts	Other income (expense), net	$247	$271	$677	$131

14.	STOCK-BASED COMPENSATION

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and six months ended July 31, 2013 and 2012:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2013	2012	2013	2012
Cost of revenue - product	$199	$192	$329	$326
Cost of revenue - service and support	483	377	750	967
Research and development, net	929	642	1,542	1,137
Selling, general and administrative	7,581	4,711	12,804	9,203
Total stock-based compensation expense	$9,192	$5,922	$15,425	$11,633

The following table summarizes stock-based compensation expense by type of award for the three and six months ended July 31, 2013 and 2012:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2013	2012	2013	2012
Stock options	$54	$61	$107	$177
Restricted stock awards and restricted stock units	8,030	5,522	13,391	10,445
Phantom stock units	33	93	64	489
Stock bonus program	1,075	246	1,863	522
Total stock-based compensation expense	$9,192	$5,922	$15,425	$11,633

Total stock-based compensation expense by classification was as follows for the three and six months ended July 31, 2013 and 2012:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2013	2012	2013	2012
Equity-classified awards	$8,267	$5,486	$13,986	$10,472
Stock bonus program	—	246	(298)	522
Total equity-settled awards	8,267	5,732	13,688	10,994
Other liability-classified awards	925	190	1,737	639
Total stock-based compensation expense	$9,192	$5,922	$15,425	$11,633

Awards under our stock bonus program are accounted for as liability-classified awards because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of our common stock. Amounts reported in the stock bonus program caption in the preceding table represent stock bonus expenses recognized in those periods for awards that were subsequently settled with equity during the six months ended July 31, 2013 and 2012. Expenses associated with stock bonus program awards that remain outstanding as of July 31, 2013 and 2012 are reflected within other liability-classified awards in the preceding table. Our other liability-classified awards also include our phantom stock awards, the values of which track the market price of our common stock and are therefore subject to volatility, and which are settled with cash payments equivalent to the market value of our common stock upon vesting. Upon settlement of other liability-classified awards with equity, the current period's compensation expense associated with those awards is reported within equity-classified awards in the preceding table.

Stock Options

We have generally not granted stock options subsequent to January 31, 2006, other than in connection with several business combinations whereby stock options to purchase shares of the acquired companies were converted into stock options to purchase shares of our common stock.

The following table summarizes stock option activity and related information for the six months ended July 31, 2013:

(in thousands, except per share data)	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at January 31, 2013	924	$31.88
Options exercised	(115)	$23.77
Options forfeited or expired	(10)	$33.60
Outstanding at July 31, 2013	799	$33.03
Options exercisable at July 31, 2013	787	$33.42

Cash proceeds received from the exercise of stock options were $2.6 million for the six months ended July 31, 2013.

At July 31, 2013, there was approximately $0.3 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options that we expect to recognize over a weighted-average period of 1.5 years.

Restricted Stock Units and Restricted Stock Awards

We periodically award restricted stock units, as well as shares of restricted stock, to our directors, officers, and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting.

The following table summarizes restricted stock unit activity and related information for the six months ended July 31, 2013:

(in thousands, except per share data)	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 31, 2013	1,536	$31.42
RSUs granted	1,532	$33.16
RSUs released	(770)	$31.69
RSUs forfeited	(57)	$31.67
Outstanding at July 31, 2013	2,241	$32.50

Activity presented in the table above includes shares earned and released under our stock bonus program, further details regarding which appear below under “Stock Bonus Program”.

The table above includes RSUs granted to executive officers and certain other employees that vest upon the achievement of specified performance goals. At each reporting date, we update our assessment of the probability that the specified performance criteria will be achieved and adjust the related stock-based compensation expenses of the performance-based RSUs, if necessary. We amortize the fair values of performance-based RSUs over the requisite service period for each separately vesting tranche of the award.

Substantially all of the restricted stock units granted during the year ended January 31, 2013 include a provision which allows these awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of July 31, 2013, settlement of these awards with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards.

As of July 31, 2013, there was approximately $60.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years.

Phantom Stock Units

We have periodically issued phantom stock units to certain non-officer employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

During the six months ended July 31, 2013, grants and forfeitures of phantom stock units were not significant. Total cash payments made upon vesting of phantom stock units for the six months ended July 31, 2013 were $0.2 million. Total accrued liabilities for phantom stock units were $0.1 million and $0.2 million at July 31, 2013 and January 31, 2013, respectively.

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

For the year ended January 31, 2013, our board of directors approved up to 150,000 shares of common stock for awards under this program and a discount of 15%, (the "2013 stock bonus program"). Approximately 93,000 shares of our common stock were earned and issued to participants under the 2013 stock bonus program, including 80,000 shares issued during the six months ended July 31, 2013, which completed our obligations under this program.

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

Total accrued liabilities for stock bonus programs were $2.2 million and $3.1 million as of July 31, 2013 and January 31, 2013, respectively.

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

Other Related Party Transactions

Our joint venture incurs certain operating expenses, including office rent and other administrative costs, and realizes revenue, under arrangements with one of its noncontrolling shareholders. Transactions with this shareholder during the three and six months ended July 31, 2013 were not significant.

16. COMMITMENTS AND CONTINGENCIES

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, for the six months ended July 31, 2013 and 2012:

	Six Months Ended July 31,
(in thousands)	2013	2012
Warranty liability, beginning of period	$1,045	$2,015
Provisions credited to expenses	(32)	(573)
Warranty charges	—	(26)
Foreign currency translation and other	(3)	(14)
Warranty liability, end of period	$1,010	$1,402

Legal Proceedings

On March 26, 2009, legal actions were commenced by Ms. Orit Deutsch, a former employee of our subsidiary, Verint Systems Limited ("VSL"), against VSL in the Tel Aviv Regional Labor Court (Case Number 4186/09) (the “Deutsch Labor Action”) and against CTI in the Tel Aviv Regional District Court (Case Number 1335/09) (the “Deutsch District Action”). In the Deutsch Labor Action, Ms. Deutsch filed a motion to approve a class action lawsuit on the grounds that she purports to represent a class of our employees and former employees who were granted Verint and CTI stock options and were allegedly damaged as a result of the suspension on option exercises during our previous extended filing delay period. In the Deutsch District Action, in addition to a small amount of individual damages, Ms. Deutsch is seeking to certify a class of plaintiffs who were allegedly damaged due to their inability to exercise Verint and CTI stock options as a result of alleged negligence by CTI in its financial reporting. The class certification motions do not specify an amount of damages. On February 8, 2010, the Deutsch Labor Action was dismissed for lack of material jurisdiction and was transferred to the Tel Aviv Regional District Court and consolidated with the Deutsch District Action. On March 16, 2009 and March 26, 2009, respectively, legal actions were commenced by Ms. Roni Katriel, a former employee of CTI's former subsidiary, Comverse Limited, against Comverse Limited in the Tel Aviv Regional Labor Court (Case Number 3444/09) (the “Katriel Labor Action”) and against CTI in the Tel Aviv Regional District Court (Case Number 1334/09) (the “Katriel District Action”). In the Katriel Labor Action, Ms. Katriel is seeking to certify a class of plaintiffs who were granted CTI stock options and were allegedly damaged as a result of the suspension on option exercises during CTI's previous extended filing delay period. In the Katriel District Action, in addition to a small amount of individual damages, Ms. Katriel is seeking to certify a class of plaintiffs who were allegedly damaged due to their inability to exercise CTI stock options as a result of alleged negligence by CTI in its financial reporting. The class certification motions do not specify an amount of damages. On March 2, 2010, the Labor Court ordered the transfer of the case to the District Court in Tel Aviv - Jaffa, based on an agreed motion filed by the parties requesting such transfer.

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

Revenue adjustments for the three and six months ended July 31, 2013 and 2012 represent revenue of acquired companies which is included within segment revenue reviewed by the CODM, but not recognizable within GAAP revenue.  These adjustments primarily relate to the acquisition-date excess of the historical carrying value over the fair value of acquired companies’ future maintenance and service performance obligations. As the obligations are satisfied, we report our segment revenue using the historical carrying values of these obligations, which we believe better reflects our ongoing maintenance and service revenue streams, whereas GAAP revenue is reported using the obligations’ acquisition-date fair values.

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the six months ended July 31, 2013 and 2012.  The allocations of goodwill and acquired intangible assets by operating segment appear in Note 6, "Intangible Assets and Goodwill".

Operating results by segment for the three and six months ended July 31, 2013 and 2012 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2013	2012	2013	2012
Revenue:
Enterprise Intelligence
Segment revenue	$125,989	$117,634	$239,165	$229,414
Revenue adjustments	(116)	(1,259)	(369)	(3,212)
	125,873	116,375	238,796	226,202
Video Intelligence
Segment revenue	32,136	38,871	61,101	68,329
Revenue adjustments	—	(712)	(167)	(1,492)
	32,136	38,159	60,934	66,837
Communications Intelligence
Segment revenue	64,651	58,563	127,914	117,564
Revenue adjustments	(213)	(671)	(411)	(1,542)
	64,438	57,892	127,503	116,022
Total revenue	$222,447	$212,426	$427,233	$409,061

Segment contribution:
Enterprise Intelligence	$54,594	$47,860	$98,397	$94,963
Video Intelligence	8,724	12,230	14,936	19,035
Communications Intelligence	18,077	14,318	37,766	31,133
Total segment contribution	81,395	74,408	151,099	145,131

Unallocated expenses, net:
Amortization of acquired intangible assets	8,357	9,679	18,028	19,661
Stock-based compensation	9,192	5,922	15,425	11,633
Other unallocated expenses	32,583	32,544	72,670	66,591
Total unallocated expenses, net	50,132	48,145	106,123	97,885
Operating income	31,263	26,263	44,976	47,246
Other expense, net	(9,949)	(8,226)	(28,496)	(15,180)
Income before provision for income taxes	$21,314	$18,037	$16,480	$32,066

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

We did not identify any significant changes to our critical accounting policies and estimates during the six months ended July 31, 2013.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and six months ended July 31, 2013 and 2012:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2013	2012	2013	2012
Revenue	$222,447	$212,426	$427,233	$409,061
Operating income	$31,263	$26,263	$44,976	$47,246
Net income attributable to Verint Systems Inc. common shares	$17,536	$8,739	$8,209	$15,030
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.33	$0.22	$0.16	$0.38
Diluted	$0.33	$0.22	$0.15	$0.38

Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Our revenue increased approximately $10.0 million, or 5%, to $222.4 million in the three months ended July 31, 2013 from $212.4 million in the three months ended July 31, 2012.  In our Enterprise Intelligence segment, revenue increased approximately $9.5 million, or 8%, to $125.9 million in the three months ended July 31, 2013 from $116.4 million in the three months ended July 31, 2012.  The increase consisted of a $6.9 million increase in service and support revenue and a $2.6 million increase in product revenue.  In our Communications Intelligence segment, revenue increased approximately $6.6 million, or 11%, from $57.9 million in the three months ended July 31, 2012 to $64.5 million in the three months ended July 31, 2013.  The increase consisted of a $7.3 million increase in service and support revenue partially offset by a $0.7 million decrease in product revenue. In our Video Intelligence segment, revenue decreased approximately $6.0 million, from $38.1 million in the three months ended July 31, 2012 to $32.1 million in the three months ended July 31, 2013.  For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, in Europe, the Middle East and Africa ("EMEA"), and in the Asia-Pacific region ("APAC") represented approximately 53%, 21%, and 26% of our total revenue, respectively, in the three months ended July 31, 2013, compared to approximately 57%, 24%, and 19%, respectively, in the three months ended July 31, 2012. Further details of changes in revenue are provided below.

Operating income was $31.3 million in the three months ended July 31, 2013 compared to $26.3 million in the three months ended July 31, 2012.  This increase in operating income was primarily due to a $13.4 million increase in gross profit from $136.4 million to $149.8 million, partially offset by a $8.4 million increase in operating expenses, from $110.2 million to $118.6 million. The increase in gross profit was primarily due to increased gross profit in our Enterprise Intelligence segment. The increase in operating expenses consisted of a $7.4 million increase in selling, general and administrative expense and a $1.0 million increase in net research and development expenses. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $17.5 million, and diluted net income per common share was $0.33, in the three months ended July 31, 2013 compared to net income attributable to Verint Systems Inc. common shares of $8.7 million, and diluted net income per common share of $0.22, in the three months ended July 31, 2012.  The increase in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the three months ended July 31, 2013 was primarily due to our increased operating income, as described above, a $2.0 million decrease in our provision for income taxes, and a $3.9 million decrease in dividends on preferred stock resulting from the cancellation of our Preferred Stock, partially offset by a $1.7 million increase in total other expense, net, primarily due to a $0.8 million increase in foreign currency exchange losses, and a $1.1 million write-off of an indemnification asset associated with tax liabilities recorded in connection with the CTI Merger in the three months ended July 31, 2013.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates as noted above.  When comparing average exchange rates for the three months ended July 31, 2013 to average exchange rates for the three months ended July 31, 2012, the U.S. dollar weakened relative to the euro, Israeli shekel, and Singapore dollar, resulting in increases in our revenue, cost of revenue and operating expenses on a U.S. dollar-denominated basis.  For the three months ended July 31, 2013, had foreign exchange rates remained unchanged from rates in effect for the three months ended July 31, 2012, our revenue would have been approximately $0.2 million lower and our cost of revenue and operating expenses would have been approximately $0.2 million lower, which would have resulted in an insignificant impact to operating income.

We employed approximately 3,300 people, including part-time employees and certain contractors, as of July 31, 2013, as compared to approximately 3,200 as of July 31, 2012.

Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Our revenue increased approximately $18.1 million, or 4%, to $427.2 million in the six months ended July 31, 2013 from $409.1 million in the six months ended July 31, 2012.  In our Enterprise Intelligence segment, revenue increased approximately $12.6 million, or 6%, to $238.8 million in the six months ended July 31, 2013 from $226.2 million in the six months ended July 31, 2012.  The increase consisted of a $12.3 million increase in service and support revenue and a $0.3 million increase in product revenue.  In our Communications Intelligence segment, revenue increased approximately $11.5 million, or 10%, from $116.0 million in the six months ended July 31, 2012 to $127.5 million in the six months ended July 31, 2013.  The increase consisted of a $14.8 million increase in service and support revenue partially offset by a $3.3 million decrease in product revenue. In our Video Intelligence segment, revenue decreased approximately $5.9 million, from $66.8 million in the six months ended July 31, 2012 to $60.9 million in the six months ended July 31, 2013.  For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, EMEA, and in the APAC region represented approximately 54%, 21%, and 25% of our total revenue, respectively, in the six months ended July 31, 2013, compared to approximately 54%, 25%, and 21%, respectively, in the six months ended July 31, 2012. Further details of changes in revenue are provided below.

Operating income was $45.0 million in the six months ended July 31, 2013 compared to $47.2 million in the six months ended July 31, 2012.  This decrease in operating income was primarily due to a $18.8 million increase in operating expenses, from $217.5 million to $236.3 million, partially offset by a $16.5 million increase in gross profit from $264.8 million to $281.3 million. The increase in operating expenses consisted of a $16.4 million increase in selling, general and administrative expense, a $2.6 million increase in net research and development expenses, partially offset by a $0.2 million decrease in amortization of other acquired intangible assets. The increase in gross profit was primarily due to increased gross profit in our Enterprise Intelligence segment.  Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $8.2 million, and diluted net income per common share was $0.15, in the six months ended July 31, 2013 compared to net income attributable to Verint Systems Inc. common shares of $15.0 million, and diluted net income per common share of $0.38, in the six months ended July 31, 2012.  The decrease in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the six months ended July 31, 2013 was primarily due to our decreased operating income, as described above, and a $13.3 million increase in total other expense, net, primarily due to extinguishment of the term loan under the 2011 Credit Agreement during the six months ended July 31, 2013, which resulted in a $9.7 million loss during the six months ended July 31, 2013, a $3.3 million increase in foreign currency exchange losses, and a $1.1 million write-off of an indemnification asset associated with tax liabilities recorded in connection with the CTI Merger in the six months ended July 31, 2013.  The decrease in diluted net income per common share was also impacted by the cancellation of our Preferred Stock, and the corresponding elimination of the associated dividends, as well as approximately 12.3 million of incremental shares of our common stock outstanding, all in connection with the CTI Merger. Further discussion regarding the CTI Merger appears in Note 4, “Merger with CTI” to our condensed consolidated financial statements included under Part I, Item 1.

When comparing average exchange rates for the six months ended July 31, 2013 to average exchange rates for the six months ended July 31, 2012, the U.S. dollar strengthened relative to the British pound sterling, Australian dollar, and Brazilian real, resulting in decreases in our revenue, cost of revenue and operating expenses on a U.S. dollar-denominated basis.  For the six months ended July 31, 2013, had foreign exchange rates remained unchanged from rates in effect for the six months ended July 31, 2012, our revenue would have been approximately $0.7 million higher and our cost of revenue and operating expenses would have been approximately $1.5 million higher, which would have resulted in a $0.8 million decrease to operating income.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the three and six months ended July 31, 2013 and 2012:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2013	2012	2013 - 2012	2013	2012	2013 - 2012
Enterprise Intelligence	$125,873	$116,375	8%	$238,796	$226,202	6%
Communications Intelligence	64,438	57,892	11%	127,503	116,022	10%
Video Intelligence	32,136	38,159	(16)%	60,934	66,837	(9)%
Total revenue	$222,447	$212,426	5%	$427,233	$409,061	4%

Enterprise Intelligence Segment

Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Enterprise Intelligence revenue increased approximately $9.5 million, or 8%, from $116.4 million in the three months ended July 31, 2012 to $125.9 million in the three months ended July 31, 2013.  The increase consisted of a $6.9 million increase in service and support revenue and a $2.6 million increase in product revenue.  The increase in service and support revenue was primarily due to an increase in our customer install base and the related support revenue generated from this customer base during the three months ended July 31, 2013.  The increase in product revenue was primarily due to an increase in product sales to new and existing customers during the three months ended July 31, 2013. The continued growth of service revenue is attributable to various factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in our standard arrangements, and our growing install base. The aggregate value of executed license arrangements, which comprises the majority of our product revenue, can fluctuate from quarter to quarter.

Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Enterprise Intelligence revenue increased approximately $12.6 million, or 6%, from $226.2 million in the six months ended July 31, 2012 to $238.8 million in the six months ended July 31, 2013.  The increase consisted of a $12.3 million increase in service and support revenue and a $0.3 million increase in product revenue.  The increase in service and support revenue was primarily due to an increase in our customer install base and the related support revenue generated from this customer base during the six months ended July 31, 2013.  The increase in product revenue was primarily due to an increase in product sales to new and existing customers during the six months ended July 31, 2013. The continued growth of service revenue is attributable to various factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in our standard arrangements, and our growing install base. The aggregate value of executed license arrangements, which comprises the majority of our product revenue, can fluctuate from quarter to quarter.

Communications Intelligence Segment

Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Communications Intelligence revenue increased approximately $6.6 million, or 11%, from $57.9 million in the three months ended July 31, 2012 to $64.5 million in the three months ended July 31, 2013.  The increase consisted of a $7.3 million increase in service and support revenue, partially offset by a $0.7 million decrease in product revenue.  The increase in service and support revenue was primarily attributable to an increase in the customer install base, the progress realized during the current year on projects recognized using the percentage of completion ("POC") method, some of which commenced in the previous fiscal year, and new communications intelligence "software as a service" ("SaaS") offerings. The decrease in product revenue was mainly due to a decrease in product deliveries to customers, partially offset by an increase in product revenue attributable to progress on projects being accounted for under the POC method.

Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Communications Intelligence revenue increased approximately $11.5 million, or 10%, from $116.0 million in the six months ended July 31, 2012 to $127.5 million in the six months ended July 31, 2013.  The increase consisted of a $14.8 million increase in service and support revenue, partially offset by a $3.3 million decrease in product revenue.  The increase in service and support revenue was primarily attributable to an increase in the customer install base, the progress realized during the current year on projects recognized using the POC method, some of which commenced in the previous fiscal year, and new communications intelligence SaaS offerings. The decrease in product revenue was mainly due to a decrease in product deliveries to customers, partially offset by an increase in product revenue attributable to progress on projects being accounted for under the POC method.

Video Intelligence Segment

Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Video Intelligence revenue decreased approximately $6.0 million, or 16%, from $38.1 million in the three months ended July 31, 2012 to $32.1 million in the three months ended July 31, 2013. The decrease was primarily attributable to a decrease in product revenue, primarily due to the substantial recognition of a multi-year project completed during the three months ended July 31, 2012, with no comparable transaction in the three months ended July 31, 2013.

Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Video Intelligence revenue decreased approximately $5.9 million, or 9%, from $66.8 million in the six months ended July 31, 2012 to $60.9 million in the six months ended July 31, 2013. The decrease was primarily attributable to a decrease in product revenue, primarily due to the substantial recognition of a multi-year project completed during the six months ended July 31, 2012, with no comparable transaction in the six months ended July 31, 2013.

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

The following table sets forth product revenue and service and support revenue for the three and six months ended July 31, 2013 and 2012:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2013	2012	2013 - 2012	2013	2012	2013 - 2012
Product revenue	$97,865	$101,990	(4)%	$185,215	$193,989	(5)%
Service and support revenue	124,582	110,436	13%	242,018	215,072	13%
Total revenue	$222,447	$212,426	5%	$427,233	$409,061	4%

Product Revenue

Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Product revenue decreased approximately $4.1 million from $102.0 million for the three months ended July 31, 2012 to $97.9 million for the three months ended July 31, 2013, resulting from a $5.9 million decrease in our Video Intelligence segment and a $0.7 million decrease in our Communications Intelligence segment, partially offset by a $2.6 million increase in our Enterprise Intelligence segment. For additional information see "— Revenue by Operating Segment".

Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Product revenue decreased approximately $8.8 million from $194.0 million for the six months ended July 31, 2012 to $185.2 million for the six months ended July 31, 2013, resulting from a $3.3 million decrease in our Communications Intelligence segment and a $5.7 million decrease in our Video Intelligence segment, partially offset by a $0.3 million increase in our Enterprise Intelligence segment. For additional information see "— Revenue by Operating Segment".

Service and Support Revenue

Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Service and support revenue increased approximately $14.2 million, or 13%, from $110.4 million for the three months ended July 31, 2012 to $124.6 million for the three months ended July 31, 2013.  This increase was primarily attributable to increases of $6.9 million and $7.3 million in our

Enterprise Intelligence and Communications Intelligence segments, respectively. For additional information see "— Revenue by Operating Segment".

Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Service and support revenue increased approximately $26.9 million, or 13%, from $215.1 million for the six months ended July 31, 2012 to $242.0 million for the six months ended July 31, 2013.  This increase was primarily attributable to increases of $12.3 million and $14.8 million in our Enterprise Intelligence and Communications Intelligence segments, respectively. For additional information see "— Revenue by Operating Segment".

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology and backlog for the three and six months ended July 31, 2013 and 2012:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2013	2012	2013 - 2012	2013	2012	2013 - 2012
Cost of product revenue	$30,090	$36,382	(17)%	$61,262	$67,274	(9)%
Cost of service and support revenue	40,170	35,954	12%	78,668	69,606	13%
Amortization of acquired technology and backlog	2,347	3,644	(36)%	5,985	7,428	(19)%
Total cost of revenue	$72,607	$75,980	(4)%	$145,915	$144,308	1%

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

Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Cost of product revenue decreased approximately 17% from $36.4 million in the three months ended July 31, 2012 to $30.1 million in the three months ended July 31, 2013.  Our overall product gross margins increased to 69% in the three months ended July 31, 2013 from 64% in the three months ended July 31, 2012. Product gross margins in our Enterprise Intelligence segment increased from 88% in the three months ended July 31, 2012 to 94% in the three months ended July 31, 2013 primarily as a result of higher royalty expense in connection with a large transaction during the three months ended July 31, 2012, which adversely impacted product margins during that period, as well as a continued decrease in hardware sales as part of our product offering. Product gross margins in our Communications Intelligence segment increased from 52% in the three months ended July 31, 2012 to 54% for the three months ended July 31, 2013 as a result of a change in product mix.  Product gross margins in our Video Intelligence segment were 60% in each of the three months ended July 31, 2013 and July 31, 2012 .

Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Cost of product revenue decreased approximately 9% from $67.3 million in the six months ended July 31, 2012 to $61.3 million in the six months ended July 31, 2013.  Our overall product gross margins increased to 67% in the six months ended July 31, 2013 from 65% in the six months ended July 31, 2012. Product gross margins in our Enterprise Intelligence segment increased from 88% in the six months ended July 31, 2012 to 93% in the six months ended July 31, 2013 primarily as a result of higher royalty expense in connection with a large transaction during the six months ended July 31, 2012, which adversely impacted product margins during that period, as well as a continued decrease in hardware sales as part of our product offering. Product gross margins in our Communications Intelligence segment decreased to 53% for the six months ended July 31, 2013 from 55% in the six months ended July 31, 2012 as a result of a change in product mix.  Product gross margins in our Video Intelligence segment decreased to 59% in the six months ended July 31, 2013 compared to 60% in the six months ended July 31, 2012 due to changes in product mix.

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

Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Cost of service and support revenue increased approximately 12% from $36.0 million in the three months ended July 31, 2012 to $40.2 million in the three months ended July 31, 2013.  Employee compensation and related expenses increased $3.1 million, primarily driven by a $1.9 million and $0.8 million increase in our Communication Intelligence and Enterprise Intelligence segments, respectively, reflecting an increase in services and support employee headcount required to deliver the increased implementation services.  Contractor costs increased $0.6 million primarily due to increased use of contractors in our Enterprise Intelligence segment to deliver services during the three months ended July 31, 2013 compared to the three months ended July 31, 2012. Our overall service and support gross margins increased to 68% in the three months ended July 31, 2013 compared to 67% in the three months ended July 31, 2012.

Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Cost of service and support revenue increased approximately 13% from $69.6 million in the six months ended July 31, 2012 to $78.7 million in the six months ended July 31, 2013.  Employee compensation and related expenses increased $5.5 million, primarily driven by a $3.0 million and $1.9 million increase in our Communication Intelligence and Enterprise Intelligence segments, respectively, reflecting an increase in services and support employee headcount required to deliver the increased implementation services.  Contractor costs increased $2.7 million primarily due to increased use of contractors in our Enterprise Intelligence segment to deliver services during the six months ended July 31, 2013 compared to the six months ended July 31, 2012. Our overall service and support gross margins were 67% in each of the six months ended July 31, 2013 and 2012.

Amortization of Acquired Technology and Backlog

Amortization of acquired technology and backlog consists of amortization of technology assets and customer backlog acquired in connection with business combinations.

Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Amortization of acquired technology and backlog decreased approximately 36% from $3.6 million in the three months ended July 31, 2012 to $2.3 million in the three months ended July 31, 2013 primarily due to a reduction in amortization of acquired technology from a historical business combination, which became fully amortized during the three months ended July 31, 2012, as well as the impact of the weakening of the foreign currencies in which some of our intangible assets are denominated.

Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Amortization of acquired technology and backlog decreased approximately 19% from $7.4 million in the six months ended July 31, 2012 to $6.0 million in the six months ended July 31, 2013 primarily due to a reduction in amortization of acquired technology from a historical business combination, which became fully amortized during the six months ended July 31, 2012, as well as the impact of the weakening of the foreign currencies in which some of our intangible assets are denominated.

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

The following table sets forth research and development, net for the three and six months ended July 31, 2013 and 2012:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2013	2012	2013 - 2012	2013	2012	2013 - 2012
Research and development, net	$31,203	$30,195	3%	$61,231	$58,598	4%

Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Research and development, net increased approximately $1.0 million, or 3%, from $30.2 million in the three months ended July 31, 2012 to $31.2 million in the three months ended July 31, 2013.  The increase was primarily attributable to a $0.4 million increase in contractor expenses due to increased use of contractors in our Communications Intelligence segment, a $0.2 million decrease in research and development reimbursements from government programs that were received during the three months ended July 31, 2013 primarily in our Video Intelligence segment, and a $0.3 million increase in stock-based compensation resulting from an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods, in each case associated with our research and development employees.

Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Research and development, net increased approximately $2.6 million, or 4%, from $58.6 million in the six months ended July 31, 2012 to $61.2 million in the six months ended July 31, 2013.  The increase was primarily attributable to a $0.9 million decrease in research and development reimbursements from government programs that were received during the six months ended July 31, 2013, a $0.4 million increase in contractor expenses due to increased use of contractors in our Communications Intelligence segment, a $0.3 million increase in depreciation expense associated with fixed assets utilized in research and development activities, and a $0.4 million increase in stock-based compensation resulting from an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods, in each case associated with our research and development employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three and six months ended July 31, 2013 and 2012:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2013	2012	2013 - 2012	2013	2012	2013 - 2012
Selling, general and administrative	$81,364	$73,953	10%	$163,068	$146,676	11%

Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Selling, general and administrative expenses increased approximately $7.4 million, or 10%, from $74.0 million in the three months ended July 31, 2012 to $81.4 million in the three months ended July 31, 2013 primarily due to a $4.0 million increase in the change in fair value of our obligations under contingent consideration arrangements, a $2.9 million increase in stock-based compensation resulting from an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods, and a $2.4 million increase in employee compensation and related expenses, $1.4 million of which was attributable to our Enterprise Intelligence segment due to an increase in employee headcount in this segment. The remaining increase in employee compensation expense was primarily due to an increase in headcount in corporate support employees. These increases were partially offset by a $2.4 million decrease in professional fees incurred in connection with the CTI Merger.

Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Selling, general and administrative expenses increased approximately $16.4 million, or 11%, from $146.7 million in the six months ended July 31, 2012 to $163.1 million in the six months ended July 31, 2013 primarily due to a $7.8 million increase in the change in fair value of our obligations under contingent consideration arrangements, a $3.6 million increase in stock-based compensation resulting from an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods, a $3.9 million increase in employee compensation and related expenses, $2.0 million of which was attributable to our Enterprise Intelligence segment due to an increase in employee headcount in this segment. The remaining increase in employee compensation expense was primarily due to an increase in headcount in corporate support employees. Also included in selling, general, and administrative expenses for the six months ended July 31, 2013 were $3.5 million of special performance incentives associated with a prior period business combination. These increases were partially offset by a $2.9 million decrease in professional fees incurred in connection with the CTI Merger.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names and non-compete agreements.

The following table sets forth amortization of other acquired intangible assets for the three and six months ended July 31, 2013 and 2012:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2013	2012	2013 - 2012	2013	2012	2013 - 2012
Amortization of other acquired intangible assets	$6,010	$6,035	—%	$12,043	$12,233	(2)%

Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Amortization of other acquired intangible assets did not materially change in the three months ended July 31, 2013 compared to the three months ended July 31, 2012.

Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Amortization of other acquired intangible assets decreased by $0.2 million from $12.2 million in the six months ended July 31, 2012 to $12.0 million in the six months ended July 31, 2013 due to the impact of the weakening of the foreign currencies in which some of our intangible assets are denominated.

Other Income (Expense), Net

The following table sets forth total other expense, net for the three and six months ended July 31, 2013 and 2012:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2013	2012	2013 - 2012	2013	2012	2013 - 2012
Interest income	$166	$124	34%	$321	$254	26%
Interest expense	(7,383)	(7,867)	(6)%	(14,571)	(15,585)	(7)%
Loss on extinguishment of debt	(173)	—	*	(9,879)	—	*
Other income (expense):
Foreign currency gains (losses)	(1,487)	(711)	109%	(3,206)	123	*
Gains on derivatives	247	271	(9)%	676	131	*
Other, net	(1,319)	(43)	*	(1,837)	(103)	*
Total other income (expense), net	(2,559)	(483)	*	(4,367)	151	*
Total other expense, net	$(9,949)	$(8,226)	21%	$(28,496)	$(15,180)	88%

* Percentage is not meaningful.

Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Total other expense, net, increased by $1.7 million from $8.2 million in the three months ended July 31, 2012 to $9.9 million in the three months ended July 31, 2013.

Interest expense decreased to $7.4 million in the three months ended July 31, 2013 from $7.9 million in the three months ended July 31, 2012 primarily due to lower interest rates on borrowings associated with the 2013 Amended Credit Agreement, which was effective in March 2013, compared to interest incurred under the 2011 Credit Agreement.  Further discussion regarding our credit agreements appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1.

We recorded $1.5 million of net foreign currency losses in the three months ended July 31, 2013 compared to losses of $0.7 million in the three months ended July 31, 2012.  Foreign currency losses in the three months ended July 31, 2013 resulted primarily from the strengthening of the U.S. dollar against the Singapore dollar, which resulted in foreign currency losses on our U.S. dollar-denominated net assets in certain entities which use that functional currency.

In the three months ended July 31, 2013, there were net gains on derivative financial instruments (not designated as hedging instruments) of $0.2 million, compared to gains of $0.3 million on such instruments for the three months ended July 31, 2012.  The net gain in the current year resulted from weakening of the hedged currencies against the functional currencies, primarily the U.S. dollar against the euro, during that period. Movements of hedged currencies against functional currencies were generally not significant during the three months ended July 31, 2013.

Other, net expense was $1.3 million in the three months ended July 31, 2013 compared to $43.0 thousand in the three months ended July 31, 2012. The increase was primarily attributable to a $1.1 million write-off of an indemnification asset associated with tax liabilities recorded in connection with the CTI Merger in the three months ended July 31, 2013. Further discussion regarding the CTI Merger appears in Note 4, “Merger with CTI” to our condensed consolidated financial statements included under Part I, Item 1.

Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Total other expense, net, increased by $13.3 million from $15.2 million in the six months ended July 31, 2012 to $28.5 million in the six months ended July 31, 2013.  During the six months ended July 31, 2013, we recorded a $9.9 million loss upon extinguishment of debt, which primarily relates to the extinguishment of the term loan under the 2011 Credit Agreement.  There were no such losses recognized during the six months ended July 31, 2012.  Further discussion regarding our credit agreements appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1.

Interest expense decreased to $14.6 million in the six months ended July 31, 2013 from $15.6 million in the six months ended July 31, 2012 primarily due to lower interest rates on borrowings associated with the 2013 Amended Credit Agreement, which was effective in March 2013, compared to interest incurred under the 2011 Credit Agreement.

We recorded $3.2 million of net foreign currency losses in the six months ended July 31, 2013 compared to a $0.1 million of net gains in the six months ended July 31, 2012.  Foreign currency losses in the six months ended July 31, 2013 resulted primarily from the strengthening of the U.S. dollar against the Singapore dollar, which resulted in foreign currency losses on our U.S. dollar-denominated net assets in certain entities which use that functional currency, and the weakening of the U.S. dollar against the Israeli shekel, euro, and Japanese yen, which resulted in foreign currency losses on our U.S. dollar-denominated liabilities in certain entities which use those functional currencies.

In the six months ended July 31, 2013, there were net gains on derivative financial instruments (not designated as hedging instruments) of $0.7 million, compared to net gains of $0.1 million on such instruments for the six months ended July 31, 2012.  The net gain in the current year resulted from strengthening of the hedged currencies against the functional currencies, primarily the U.S. dollar against the euro, during that period. Movements of hedged currencies against functional currencies were generally not significant during the six months ended July 31, 2013.

Other, net expense was $1.8 million in the six months ended July 31, 2013 compared to $0.1 million in the six months ended July 31, 2012. The increase was primarily attributable to a $1.1 million write-off of an indemnification asset associated with tax liabilities recorded in connection with the CTI Merger in the three months ended July 31, 2013.  Further discussion regarding the CTI Merger appears in Note 4, “Merger with CTI” to our condensed consolidated financial statements included under Part I, Item 1.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three and six months ended July 31, 2013 and 2012:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2013	2012	2013 - 2012	2013	2012	2013 - 2012
Provision for income taxes	$2,809	$4,772	(41)%	$5,912	$7,171	(18)%

Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012. Our effective tax rate was 13.2% for the three months ended July 31, 2013, compared to 26.5% for the three months ended July 31, 2012.  For the three months ended July 31, 2013, the effective tax rate was significantly impacted by the level and mix of earnings and losses by jurisdiction. The effective tax rate was also reduced because CTI received a favorable ruling from the Internal Revenue Service which resulted in adjustments to deferred taxes and an indemnified tax liability. Pre-tax income in our foreign jurisdictions, where we record tax provision at rates lower than the U.S. federal statutory rate, was higher than our domestic losses where we maintain valuation allowances and did not record the related tax benefits. The result was an income tax provision of $2.8 million on pre-tax income of $21.3 million, resulting in an effective tax rate of 13.2%.

For the three months ended July 31, 2012, our effective income tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the level and mix of income and losses by taxing jurisdiction. The income generated in foreign jurisdictions, taxed at rates lower than the U.S. federal statutory rate, was higher than our domestic losses where we maintain valuation allowances and did not record tax benefits. The result was an income tax provision of $4.8 million on $18.0 million of pre-tax income, which represented an effective tax rate of 26.5%.

Six Months Ended July 31, 2013 compared to Six Months Ended July 31, 2012. Our effective tax rate was 35.9% for the six months ended July 31, 2013, compared to 22.4% for the six months ended July 31, 2012.  For the six months ended July 31, 2013, the effective tax rate was significantly impacted by the level and mix of earnings and losses by jurisdiction. The effective tax rate was also reduced because CTI received a favorable ruling from the Internal Revenue Service which resulted in adjustments to deferred taxes and an indemnified tax liability. Pre-tax income in our foreign jurisdictions, where we record tax provisions at rates lower than the U.S. federal statutory rate, was slightly higher than our domestic losses where we maintain valuation allowances and did not record the related tax benefits. The result was an income tax provision of $5.9 million on pre-tax income of $16.5 million, resulting in an effective tax rate of 35.9%.

For the six months ended July 31, 2012, our effective income tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the level and mix of income and losses by taxing jurisdiction. Pre-tax income in our foreign jurisdictions, taxed at rates lower than the U.S. federal statutory rate, was higher than domestic losses where we maintain valuation allowances and did not record tax benefits. The result was an income tax provision of $7.2 million on $32.1 million of pre-tax income, which represented an effective tax rate of 22.4%.

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

In April 2011, we entered into the 2011 Credit Agreement and terminated the 2007 Credit Agreement. The 2011 Credit Agreement included a term loan facility, with an outstanding balance of $576.0 million at January 31, 2013, and a $170.0 million revolving line of credit, which was unused at January 31, 2013.  On March 6, 2013, the 2011 Credit Agreement was replaced by the 2013 Amended Credit Agreement. The 2013 Amended Credit Agreement includes a $650.0 million term loan facility, all of which is outstanding at July 31, 2013, and a $200.0 million revolving credit facility, which was unused at July 31, 2013. Further discussion of our credit agreements appears below, under "Credit Agreements".

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

Although we did not complete any business acquisitions during the six months ended July 31, 2013, other than the CTI Merger (which was accomplished through an exchange of common shares), we have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We have used cash as consideration for substantially all of our historical business acquisitions, other than the CTI Merger. To the extent that we continue this strategy, our future cash requirements and liquidity may be impacted. We may utilize external capital sources, including debt and equity, to supplement our internally generated sources of liquidity as necessary and if available.  We also may consider initiatives to modify the debt and equity components of our current capitalization, as we did in March 2013 by entering into the 2013 Amended Credit Agreement, which amended and restated the 2011 Credit Agreement, or as we did in February 2013 by completing the CTI Merger.

A considerable portion of our operating income is earned outside the United States.  Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (including any long-term portions) held by our subsidiaries outside the United States were $225.7 million and $192.9 million as of July 31, 2013 and January 31, 2013, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in company growth initiatives, including business acquisitions.  We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months and for the foreseeable future.

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

The following table sets forth our cash and cash equivalents, restricted cash and bank time deposits, short-term investments and long-term debt as of July 31, 2013 and January 31, 2013:

	July 31,	January 31,
(in thousands)	2013	2013
Cash and cash equivalents	$229,184	$209,973
Restricted cash and bank time deposits	$8,225	$11,128
Short-term investments	$118,370	$13,593
Long-term debt	$638,877	$570,822

At July 31, 2013, our cash and cash equivalents totaled $229.2 million, an increase of $19.2 million from $210.0 million at January 31, 2013. Our operating activities and financing activities generated $72.7 million and $54.4 million, respectively, of cash during the six months ended July 31, 2013, which was partially offset by $106.4 million of cash used in investing activities during this period.  Further discussion of these items appears below.

Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the six months ended July 31, 2013 and 2012:

	Six Months Ended July 31,
(in thousands)	2013	2012
Net cash provided by operating activities	$72,658	$39,251
Net cash used in investing activities	(106,353)	(7,593)
Net cash provided by (used in) financing activities	54,379	(8,005)
Effect of exchange rate changes on cash and cash equivalents	(1,473)	(1,065)
Net increase in cash and cash equivalents	$19,211	$22,588

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, adjusted for non-cash items, and working capital changes. Operating activities generated $72.7 million of net cash during the six months ended July 31, 2013, compared to $39.3 million generated during the six months ended July 31, 2012.  The increased operating activity cash flow in the current year's period resulted primarily from higher accounts receivable collections and the impact of net income tax refunds of $3.9 million, compared to net income tax payments of $11.4 million in the prior year's period. The net income tax refunds in the current year's period resulted principally from the impact of income tax refunds in Israel associated with prior periods' income tax returns. Operating cash flow activity for the six months ended July 31, 2013 also included the payment of a $7.2 million investment banking fee associated with the CTI Merger.

Net Cash Used in Investing Activities

During the six months ended July 31, 2013, our investing activities used $106.4 million of net cash, primarily reflecting $105.0 million of net purchases of short-term investments. We expanded our short-term investing activity during the six months ended July 31, 2013 to increase returns on funds provided by the period's operating and financing activities. We also made $7.2 million of payments for property, equipment, and capitalized software development costs during this period. During the six months ended July 31, 2013, our funds were held entirely in cash and cash equivalents and we therefore did not make any purchases of short-term investments during that period.

During the six months ended July 31, 2012, our investing activities used $7.6 million of net cash, including $8.5 million of payments for property, equipment, and capitalized software development costs. We also made a $0.7 million payment during this period representing a post-closing adjustment to the purchase price of a January 2012 business acquisition.

As of the date of this report, we have no significant commitments for capital expenditures.

Net Cash Provided by (Used in) Financing Activities

For the six months ended July 31, 2013, our financing activities provided $54.4 million of net cash. During this period, we borrowed $646.7 million under our 2013 Amended Credit Agreement (gross borrowings of $650.0 million, reduced by a $3.3 million original issuance discount), repaid $576.0 million of outstanding borrowings under our 2011 Credit Agreement, and paid $7.8 million of related debt issuance costs. We also received $10.4 million of cash in connection with the CTI Merger during this period. Other financing activities during the six months ended July 31, 2013 included payments of $15.4 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and the receipt of $2.6 million of proceeds from exercises of stock options.

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

The interest rate on our term loan at July 31, 2013 was 4.00%.

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

The 2013 Amended Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type, which covenants are substantially similar to those in the 2011 Credit Agreement. These covenants include limitations on us and our subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. The revolving credit facility also contains a financial covenant that requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2013 Amended Credit Agreement) of no greater than 5.00 to 1 until January 31, 2015 and no greater than 4.50 to 1 thereafter (the "Leverage Ratio Covenant"). The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2013 Amended Credit Agreement. At July 31, 2013, our consolidated leverage ratio was approximately 2.40 to 1 compared to a permitted consolidated leverage ratio of 5.00 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $100.0 million the minimum EBITDA required to satisfy the leverage ratio covenant given our outstanding debt as of such date.

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

Contractual Obligations

Our Annual Report on Form 10-K for the year ended January 31, 2013 includes a table summarizing our contractual obligations of approximately $835 million as of January 31, 2013, including approximately $702 million for long-term debt obligations, including projected future interest. This table appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report. As described above under "Credit Agreements", in March 2013, we entered into the 2013 Amended Credit Agreement, which, among other things, modified our future debt principal and interest obligations. The 2013 Amended Credit Agreement has increased our long-term debt obligations, including projected future interest, from approximately $702 million at January 31, 2013 to approximately $810 million at July 31, 2013. This increase results primarily from the impact of the larger term loan under the 2013 Amended Credit Agreement compared to the term loan under the 2011 Credit Agreement, partially offset by the impact of a lower projected interest rate under the 2013 Amended Credit Agreement. Details regarding scheduled principal payments for the term loan under the 2013 Amended Credit Agreement, along with further information regarding our long-term debt obligations, are provided in Note 7, "Long-Term Debt" to our condensed consolidated financial statements included in Part I, Item 1 of this report. Other than the impact of this transaction, we believe that our contractual obligations and commercial commitments did not materially change during the six months ended July 31, 2013.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former shareholders or asset owners of the acquired businesses based upon achievement of performance targets following the acquisition dates.  Although we did not complete any business combinations during the six months ended July 31, 2013 other than the CTI Merger, we completed several business combinations in recent periods which included contingent cash consideration arrangements.  Please refer to Note 5, "Business Combinations" to our condensed consolidated financial statements included in Part I, Item 1 of this report for information regarding our business combinations.

For the six months ended July 31, 2013, we made $16.2 million of payments under contingent consideration arrangements. As of July 31, 2013, potential future cash payments under contingent consideration arrangements total $32.6 million, the estimated fair value of which was $9.0 million, of which $7.6 million is included within accrued expenses and other current liabilities, and $1.4 million is included within other liabilities. The performance periods associated with these potential payments extend through January 2015.

Off-Balance Sheet Arrangements

As of July 31, 2013, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

New Accounting Pronouncements

New Accounting Pronouncements Implemented

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets for impairment and improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Our adoption of this guidance effective February 1, 2013 did not materially impact our condensed consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which contained amended standards regarding disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"). These amended standards require the disclosure of information about the amounts reclassified out of AOCI by component and, in addition, require disclosure, either on the face of the financial statements or in the notes, of significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. These amended standards do not change the current requirements for reporting net income or other comprehensive income in the condensed consolidated financial statements. These amended standards were effective for us on February 1, 2013, and adoption of this guidance did not materially impact our condensed consolidated financial statements. The disclosures required by the amended standards appear in Note 10, "Stockholders' Equity".

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, permitting entities to use the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. Treasury rate and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments in this ASU were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We adopted the amendments in this ASU effective July 17, 2013, and the initial adoption of the amendments in this ASU did not impact our condensed consolidated financial statements.

New Accounting Pronouncements To Be Implemented

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We are currently reviewing this standard, but we do not anticipate that its adoption will have a material impact on our condensed consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires that entities with an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability, when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law, thereby eliminating diversity in practice regarding this presentation issue. This new guidance is effective prospectively for annual reporting periods beginning on or after December 15, 2013, although retrospective application in permitted. We are currently assessing the impact of this guidance, if any, on our condensed consolidated financial statements.

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

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2013 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. We believe that our market risk profile did not materially change during the six months ended July 31, 2013.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2013, our disclosure controls and procedures were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In evaluating whether there were any reportable changes in our internal control over financial reporting during the three months ended July 31, 2013, we determined, with the participation of our Chief Executive Officer and Chief Financial Officer, that there were no changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended July 31, 2013:

Number	Description	Filed Herewith / Incorporated by Reference from
10.1*	Amended and Restated Comverse Technology, Inc. 2011 Stock Incentive Compensation Plan	Form S-8 (Commission File No. 333-189062) effective on June 4, 2013
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

VERINT SYSTEMS INC.

September 4, 2013	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

September 4, 2013	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)