Form 10-Q
period 2013-10-31
VERINT SYSTEMS INC
filed 2013-12-04
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2013
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

There were 53,455,327 shares of the registrant’s common stock outstanding on November 15, 2013.

i

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements may appear throughout this report, including without limitation, Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and are often identified by future or conditional words such as "will", "plans", "expects", "intends", "believes", "seeks", "estimates", or "anticipates", or by variations of such words or by similar expressions. There can be no assurances that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, assumptions, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:

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

•
risks associated with our ability to successfully compete for, consummate, and implement mergers and acquisitions, including risks associated with capital constraints, valuations, costs and expenses, maintaining profitability levels, management distraction, post-acquisition integration activities, and potential asset impairments;

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

•
challenges associated with selling sophisticated solutions, long sales cycles, and emphasis on larger transactions, including in assisting customers in realizing the benefits of our solutions and in accurately forecasting revenue and expenses and in maintaining profitability;

•
risks that our intellectual property rights may not be adequate to protect our business or assets or that others may make claims on our intellectual property or claim infringement on their intellectual property rights;

ii

•	risks that our products may contain defects, which could expose us to substantial liability;

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

•
risks arising as a result of contingent, unknown or unexpected obligations or liabilities of our former parent company, Comverse Technology, Inc. ("CTI"), assumed upon completion of our merger with CTI, pursuant to which CTI merged with and into our new, wholly owned subsidiary (the "CTI Merger"), including litigation, regulatory or compliance liabilities, or as a result of parties obligated to provide us with indemnification being unwilling or unable to perform such obligations;

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

•	risks associated with changing tax rates, tax laws and regulations, and the continuing availability of expected tax benefits, including those expected as a result of the CTI Merger; and

•	risks associated with being a former consolidated subsidiary of CTI and formerly part of CTI's consolidated tax group.

These risks, uncertainties, assumptions, and challenges, as well as other factors, are discussed in greater detail in "Risk Factors" under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2013. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

iii

PART I

Item 1.     Financial Statements
VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,
(in thousands, except share and per share data)	2013	2013
Assets
Current Assets:
Cash and cash equivalents	$237,460	$209,973
Restricted cash and bank time deposits	8,172	11,128
Short-term investments	138,851	13,593
Accounts receivable, net of allowance for doubtful accounts of $1.2 million and $1.8 million, respectively	178,478	168,415
Inventories	14,873	15,014
Deferred cost of revenue	7,487	6,253
Prepaid expenses and other current assets	58,564	77,277
Total current assets	643,885	501,653
Property and equipment, net	37,317	38,161
Goodwill	838,722	829,909
Intangible assets, net	126,086	144,261
Capitalized software development costs, net	8,434	6,343
Long-term deferred cost of revenue	8,916	7,742
Other assets	63,164	36,200
Total assets	$1,726,524	$1,564,269

Liabilities, Preferred Stock, and Stockholders' Equity
Current Liabilities:
Accounts payable	$57,425	$47,355
Accrued expenses and other current liabilities	166,015	177,736
Current maturities of long-term debt	6,559	5,867
Deferred revenue	156,188	163,252
Total current liabilities	386,187	394,210
Long-term debt	637,356	570,822
Long-term deferred revenue	13,630	13,562
Other liabilities	91,976	70,457
Total liabilities	1,129,149	1,049,051
Preferred Stock - $0.001 par value; authorized 2,500,000 shares. Series A convertible preferred stock; Issued and outstanding 0 and 293,000 shares as of October 31, 2013 and January 31, 2013, respectively; aggregate liquidation preference and redemption value of $365,914 at January 31, 2013.	—	285,542
Commitments and Contingencies
Stockholders' Equity:
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 53,756,000 and 40,460,000 shares; outstanding 53,454,000 and 40,158,000 shares as of October 31, 2013 and January 31, 2013, respectively.	54	40
Additional paid-in capital	911,971	580,762
Treasury stock, at cost - 302,000 shares as of October 31, 2013 and January 31, 2013.	(8,013)	(8,013)
Accumulated deficit	(272,892)	(303,762)
Accumulated other comprehensive loss	(42,251)	(44,225)
Total Verint Systems Inc. stockholders' equity	588,869	224,802
Noncontrolling interest	8,506	4,874
Total stockholders' equity	597,375	229,676
Total liabilities, preferred stock, and stockholders' equity	$1,726,524	$1,564,269

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2013	2012	2013	2012
Revenue:
Product	$101,974	$87,404	$287,189	$281,393
Service and support	122,340	114,116	364,358	329,188
Total revenue	224,314	201,520	651,547	610,581
Cost of revenue:
Product	33,322	25,420	94,584	92,694
Service and support	36,900	36,166	115,568	105,772
Amortization of acquired technology and backlog	1,935	3,696	7,920	11,124
Total cost of revenue	72,157	65,282	218,072	209,590
Gross profit	152,157	136,238	433,475	400,991
Operating expenses:
Research and development, net	30,704	27,732	91,935	86,330
Selling, general and administrative	77,472	85,626	240,540	232,302
Amortization of other acquired intangible assets	6,150	6,109	18,193	18,342
Total operating expenses	114,326	119,467	350,668	336,974
Operating income	37,831	16,771	82,807	64,017
Other income (expense), net:
Interest income	242	125	563	379
Interest expense	(7,416)	(7,698)	(21,987)	(23,283)
Loss on extinguishment of debt	—	—	(9,879)	—
Other expense, net	(646)	(340)	(5,013)	(189)
Total other expense, net	(7,820)	(7,913)	(36,316)	(23,093)
Income before provision for income taxes	30,011	8,858	46,491	40,924
Provision for income taxes	5,957	2,243	11,869	9,414
Net income	24,054	6,615	34,622	31,510
Net income attributable to noncontrolling interest	1,567	1,144	3,752	3,397
Net income attributable to Verint Systems Inc.	22,487	5,471	30,870	28,113
Dividends on preferred stock	—	(3,909)	(174)	(11,521)
Net income attributable to Verint Systems Inc. common shares	$22,487	$1,562	$30,696	$16,592

Net income per common share attributable to Verint Systems Inc.:
Basic	$0.42	$0.04	$0.58	$0.42
Diluted	$0.42	$0.04	$0.57	$0.41

Weighted-average common shares outstanding:
Basic	53,374	39,785	52,781	39,622
Diluted	53,946	39,922	53,561	40,094

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2013	2012	2013	2012
Net income	$24,054	$6,615	$34,622	$31,510
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	12,232	7,258	1,537	2,877
Net unrealized gains on available-for-sale investments	125	—	3	—
Net unrealized (losses) gains on derivative financial instruments designated as hedges	(870)	2,632	283	(708)
Benefit from (provision for) income taxes on net unrealized (losses) gains on derivative financial instruments designated as hedges	96	(258)	31	70
Other comprehensive income	11,583	9,632	1,854	2,239
Comprehensive income	35,637	16,247	36,476	33,749
Comprehensive income attributable to noncontrolling interest	1,618	1,349	3,632	3,651
Comprehensive income attributable to Verint Systems Inc.	$34,019	$14,898	$32,844	$30,098

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interest
Balances as of January 31, 2012	38,982	$40	$554,351	$(7,466)	$(357,764)	$(47,736)	$141,425	$2,870	$144,295
Net income	—	—	—	—	28,113	—	28,113	3,397	31,510
Other comprehensive income	—	—	—	—	—	1,985	1,985	254	2,239
Stock-based compensation - equity portion	—	—	15,022	—	—	—	15,022	—	15,022
Exercises of stock options	78	—	1,388	—	—	—	1,388	—	1,388
Common stock issued for stock awards and stock bonuses	1,056	—	3,764	—	—	—	3,764	—	3,764
Purchases of treasury stock	(21)	—	—	(615)	—	—	(615)	—	(615)
Treasury stock retired	—	—	(68)	68	—	—	—	—	—
Tax effects from stock award plans	—	—	5	—	—	—	5	—	5
Balances as of October 31, 2012	40,095	$40	$574,462	$(8,013)	$(329,651)	$(45,751)	$191,087	$6,521	$197,608

Balances as of January 31, 2013	40,158	$40	$580,762	$(8,013)	$(303,762)	$(44,225)	$224,802	$4,874	$229,676
Net income	—	—	—	—	30,870	—	30,870	3,752	34,622
Other comprehensive income (loss)	—	—	—	—	—	1,974	1,974	(120)	1,854
Stock-based compensation - equity portion	—	—	22,304	—	—	—	22,304	—	22,304
Exercises of stock options	246	—	6,432	—	—	—	6,432	—	6,432
Common stock issued for stock awards and stock bonuses	776	1	2,850	—	—	—	2,851	—	2,851
Stock issued for CTI Merger	12,274	13	299,626	—	—	—	299,639	—	299,639
Tax effects from stock award plans	—	—	(3)	—	—	—	(3)	—	(3)
Balances as of October 31, 2013	53,454	$54	$911,971	$(8,013)	$(272,892)	$(42,251)	$588,869	$8,506	$597,375

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$34,622	$31,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,230	42,476
Stock-based compensation (equity portion)	22,006	15,544
Non-cash losses on derivative financial instruments, net	44	123
Losses on extinguishments of debt	9,879	—
Other non-cash items, net	1,783	(5,955)
Changes in operating assets and liabilities, net of effects of business combinations and CTI Merger:
Accounts receivable	(8,820)	(2,481)
Inventories	(861)	1,761
Deferred cost of revenue	(1,951)	13,185
Prepaid expenses and other assets	24,822	6,261
Accounts payable and accrued expenses	1,607	(10,170)
Deferred revenue	(7,918)	(29,968)
Other, net	(424)	2,848
Net cash provided by operating activities	115,019	65,134

Cash flows from investing activities:
Purchases of short-term investments	(195,509)	—
Maturities of short-term investments	70,000	—
Cash paid for business combinations, net of cash acquired	(10,457)	(660)
Purchases of property and equipment	(9,439)	(11,472)
Settlements of derivative financial instruments not designated as hedges	205	(266)
Cash paid for capitalized software development costs	(3,892)	(2,921)
Change in restricted cash and bank time deposits, including long-term portion	5,935	1,271
Net cash used in investing activities	(143,157)	(14,048)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	646,750	—
Repayments of borrowings and other financing obligations	(584,309)	(5,130)
Payments of debt issuance and other debt-related costs	(7,754)	(217)
Cash received in CTI Merger	10,370	—
Proceeds from exercises of stock options	6,432	1,771
Purchases of treasury stock	—	(615)
Payments of contingent consideration for business combinations (financing portion)	(16,087)	(6,074)
Net cash provided by (used in) financing activities	55,402	(10,265)
Effect of exchange rate changes on cash and cash equivalents	223	545
Net increase in cash and cash equivalents	27,487	41,366
Cash and cash equivalents, beginning of period	209,973	150,662
Cash and cash equivalents, end of period	$237,460	$192,028

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

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended January 31, 2013. The condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the periods ended October 31, 2013 and 2012, and the condensed consolidated balance sheet as of October 31, 2013, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2013 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2013. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2013. The results for interim periods are not necessarily indicative of a full year’s results.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2013. There were no significant changes to our significant accounting policies during the nine months ended October 31, 2013.

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

The following table summarizes the calculation of basic and diluted net income per common share attributable to Verint Systems Inc. for the three and nine months ended October 31, 2013 and 2012:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2013	2012	2013	2012
Net income	$24,054	$6,615	$34,622	$31,510
Net income attributable to noncontrolling interest	1,567	1,144	3,752	3,397
Net income attributable to Verint Systems Inc.	22,487	5,471	30,870	28,113
Dividends on Preferred Stock	—	(3,909)	(174)	(11,521)
Net income attributable to Verint Systems Inc. for basic net income per common share	22,487	1,562	30,696	16,592
Dilutive effect of dividends on Preferred Stock	—	—	—	—
Net income attributable to Verint Systems Inc. for diluted net income per common share	$22,487	$1,562	$30,696	$16,592
Weighted-average shares outstanding:
Basic	53,374	39,785	52,781	39,622
Dilutive effect of employee equity award plans	572	137	780	472
Dilutive effect of assumed conversion of Preferred Stock	—	—	—	—
Diluted	53,946	39,922	53,561	40,094
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.42	$0.04	$0.58	$0.42
Diluted	$0.42	$0.04	$0.57	$0.41

We excluded the following weighted-average common shares underlying stock-based awards and the assumed conversion of our Preferred Stock from the calculations of diluted net income per common share because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2013	2012	2013	2012
Common shares excluded from calculation:
Stock options and restricted stock-based awards	343	1,348	263	888
Convertible Preferred Stock	—	11,095	164	10,989

Our Preferred Stock was canceled in conjunction with the CTI Merger on February 4, 2013. The weighted-average common shares underlying the assumed conversion of the Preferred Stock for the nine months ended October 31, 2013 in the table above reflect the Preferred Stock as outstanding for only four days during the nine months ended October 31, 2013. Further details regarding the CTI Merger appear in Note 4, "Merger with CTI".

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents and short-term investments as of October 31, 2013 and January 31, 2013:

	October 31, 2013
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$191,922	$—	$—	$191,922
Money market funds	45,538	—	—	45,538
Total cash and cash equivalents	$237,460	$—	$—	$237,460

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$113,589	$3	$—	$113,592
Bank time deposits	25,259	—	—	25,259
Total short-term investments	$138,848	$3	$—	$138,851

	January 31, 2013
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$143,888	$—	$—	$143,888
Money market funds	62,085	—	—	62,085
Commercial paper	4,000	—	—	4,000
Total cash and cash equivalents	$209,973	$—	$—	$209,973

Short-term investments:
Bank time deposits	$13,593	$—	$—	$13,593
Total short-term investments	$13,593	$—	$—	$13,593

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than three months, or without specified maturity dates which we intend to hold for periods in excess of three months.

As of October 31, 2013, all of our available-for-sale investments had contractual maturities of less than one year.

We report our available-for-sale securities at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of applicable income taxes, are included in accumulated other comprehensive income (loss) within stockholders’ equity on our condensed consolidated balance sheets. Realized gains or losses, if applicable, are recorded in other income (expense), net in our condensed consolidated statement of operations, using the specific identification method. We did not realize any gains or losses on sales of available-for-sale securities during the nine months ended October 31, 2013 and October 31, 2012.

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at October 31, 2013 were not other-than-temporarily impaired. We held no available-for-sale securities with unrealized losses at October 31, 2013. We do not intend to sell our available-for-sale securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.

During the nine months ended October 31, 2013, proceeds from maturities of available-for-sale securities were $70.0 million. We received no proceeds from sales or maturities of available-for-sale securities during the nine months ended October 31, 2012.

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

During the three and nine months ended October 31, 2013, we incurred expenses associated with this matter of $0.1 million and $0.6 million, respectively, consisting primarily of legal and other professional fees, which have been expensed as incurred and are reflected within selling, general and administrative expenses. During the year ended January 31, 2013, we incurred $16.1 million of expenses associated with this matter, $9.6 million and $12.9 million of which were incurred during the three and nine months ended October 31, 2012, respectively.

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

Nine Months Ended October 31, 2013

CTI Merger

On February 4, 2013, we completed the CTI Merger which is discussed in Note 4, "Merger with CTI".

Other Business Combinations

During the three months ended October 31, 2013, we completed two business combinations:

•	On August 1, 2013, we acquired certain technology and other assets for use in our Communications Intelligence operating segment in a transaction that qualified as a business combination.

•
On October 4, 2013, we acquired all of the outstanding shares of a privately held company specializing in performance improvements in customer contact centers, based in the Europe, the Middle East and Africa ("EMEA") region, that is being integrated into our Enterprise Intelligence operating segment.

These business combinations were not individually material to our condensed consolidated financial statements.

We have included the financial results of these business combinations in our condensed consolidated financial statements from their respective acquisition dates.

The combined consideration for these business combinations was approximately $15.4 million, including $10.9 million of combined cash paid at the closings. We also agreed to make potential additional cash payments to the respective former shareholders or asset owners aggregating up to approximately $5.4 million, contingent upon the achievement of certain performance targets over periods ending through July 2014. The combined fair values of these contingent consideration obligations were estimated to be $4.6 million as of the respective acquisition dates, and have not significantly changed as of October 31, 2013.

The fair values assigned to identifiable intangible assets acquired in these business combinations were determined primarily by using the income approach, which discounts expected future cash flows attributable to these assets to present value using estimates and assumptions determined by management. The acquired identifiable finite-lived intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

Included among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the addition of a skilled, assembled workforce. Of the $7.8 million of goodwill associated with these business combinations, $7.1 million was assigned to our Enterprise Intelligence segment and is not deductible for income tax purposes and $0.7 million was assigned to our Communications Intelligence segment, which is deductible for income tax purposes.

Revenue and the impact on net income attributable to these acquisitions for the three months ended October 31, 2013 were not significant.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.6 million and $1.1 million for the three and nine months ended October 31, 2013, respectively. All transaction and related costs were expensed as incurred within selling, general and administrative expenses.

The following table sets forth the components and the allocations of the purchase prices for the two business combinations completed during the three months ended October 31, 2013. These purchase price allocations have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement periods (up to one year from the respective acquisition dates).

(in thousands)	Amount
Components of Combined Purchase Price:
Cash	$10,853
Fair value of contingent consideration	4,557
Total Combined Purchase Price	$15,410

Allocation of Combined Purchase Price:
Net tangible liabilities:
Accounts receivable	$1,545
Other current assets, including cash acquired	1,468
Other assets	245
Current and other liabilities	(1,118)
Deferred revenue	(760)
Deferred income taxes, net - current and long-term	(2,164)
Net tangible liabilities	(784)
Identifiable intangible assets:
Customer relationships	6,809
Developed technology	1,209
Trademarks and trade names	409
Total identifiable intangible assets	8,427
Goodwill	7,767
Total Combined Purchase Price	$15,410

For these acquisitions, customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of nine years, from three years to five years, and two years, respectively, the weighted average of which is approximately 8.1 years.

The pro forma impact of these acquisitions was not material to our historical condensed consolidated operating results and is therefore not presented.

In October 2013, we signed a definitive agreement to acquire all of the outstanding shares of a privately held provider of fraud prevention and identity authentication solutions, based in the Americas region, which would be integrated into our Enterprise Intelligence operating segment.  This business combination, if completed, will not be material to our condensed consolidated financial statements. We expect to close this acquisition prior to January 31, 2014.

Please refer to Note 18, "Subsequent Event", for information regarding a business combination completed subsequent to October 31, 2013.

Business Combinations in Prior Periods

Transactions associated with business combinations completed in prior periods that impacted our condensed consolidated financial statements as of October 31, 2013, and for the nine months ended October 31, 2013 and 2012, are described below.

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

For the three and nine months ended October 31, 2012, we recorded an expense of $0.8 million and a benefit of $2.9 million, respectively, within selling, general and administrative expenses for changes in the fair value of the Vovici contingent consideration obligation, which primarily reflected the impacts of revised expectations of achieving the performance targets.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of Vovici totaled $0.3 million and $0.5 million for the three and nine months ended October 31, 2012, respectively, and were expensed as incurred within selling, general and administrative expenses. Such costs for the nine months ended October 31, 2013 were not significant.

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

As of January 31, 2013, the fair value of this contingent consideration was $2.8 million. During the three months ended July 31, 2013, we reached an agreement to settle our potential obligations under the GMT contingent consideration arrangement with respect to the former GMT securityholders in exchange for a payment of $2.7 million. This payment, which was made during the three months ending July 31, 2013, eliminated any remaining contingent consideration obligations to these former securityholders. No contingent consideration had been paid under the GMT contingent consideration arrangement prior to this payment. Certain other participants under the GMT contingent consideration arrangement, who were not GMT securityholders, remain eligible to earn contingent consideration for the period ended January 31, 2014, the fair value of which was negligible at October 31, 2013. For the three and nine months ended October 31, 2013, we recorded benefits of $0.8 million and $0.1 million, respectively, within selling, general and administrative expenses for the change in the fair value of the GMT contingent consideration obligation.

For the three and nine months ended October 31, 2012, we recorded benefits of $1.3 million and $5.8 million, respectively, within selling, general and administrative expenses for changes in the fair value of the GMT contingent consideration obligation, which primarily reflected the impacts of revised expectations of achieving the performance targets.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of GMT, totaled $0.1 million and $0.3 million for the three and nine months ended October 31, 2012, and were expensed as incurred within selling, general and administrative expenses. Such costs for the nine months ended October 31, 2013 were not significant.

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

For the three and nine months ended October 31, 2013, we recorded net benefits of $1.0 million and $1.6 million, respectively, within selling, general and administrative expenses for changes in the aggregate fair values of the contingent consideration obligations associated with these acquisitions, reflecting the impacts of revised expectations of achieving the performance targets, as well as decreases in the discount periods since the acquisition dates. As of October 31, 2013, the aggregate fair value of the contingent consideration obligations associated with these acquisitions was $6.4 million. During the nine months ended

October 31, 2013 and 2012, we made payments of $7.8 million and $5.2 million, respectively, to the respective former shareholders or asset owners under these arrangements.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.1 million and $0.6 million for the three and nine months ended October 31, 2012, respectively, and were expensed as incurred within selling, general and administrative expenses. Such costs for the nine months ended October 31, 2013 were not significant.

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

As of October 31, 2013, the liability associated with certain other pre-acquisition business activities of the acquired company, included within accrued expenses and other current liabilities, and the corresponding indemnification asset, reflected within prepaid expenses and other current assets, were $2.2 million. The changes in these carrying values during the nine months ended October 31, 2013 reflected derecognition of certain liabilities and corresponding indemnification assets and the impact of foreign currency exchange rate fluctuations. These changes were offsetting and therefore did not impact our condensed consolidated statement of operations for the three and nine months ended October 31, 2013.

As of October 31, 2013, the liability associated with pre-acquisition uncertain tax positions of the acquired company was $2.2 million and was included within other liabilities. The change in the carrying value of this liability during the nine months ended October 31, 2013 reflected the settlement of an uncertain tax position and the impact of foreign currency exchange rate fluctuations. In addition, during the three months ended April 30, 2013 and October 31, 2013, based upon our assessment of the collectibility of the indemnification from the former shareholders of the acquired company, we recognized impairments of $0.3 million and $0.4 million, respectively, of the indemnification asset associated with these liabilities, which is included in other income (expense), net. No impairment was recognized for the three months ended July 31, 2013. The indemnification asset associated with these liabilities was $1.2 million as of October 31, 2013 and is included within other assets.

6.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of October 31, 2013 and January 31, 2013:

	October 31, 2013
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$232,256	$(135,140)	$97,116
Acquired technology	95,733	(72,612)	23,121
Trade names	13,113	(11,085)	2,028
Non-competition agreements	5,516	(4,785)	731
Distribution network	2,440	(1,779)	661
Backlog	843	(114)	729
Total intangible assets with finite lives	349,901	(225,515)	124,386
In-process research and development, with indefinite lives	1,700	—	1,700
Total	$351,601	$(225,515)	$126,086

	January 31, 2013
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$225,321	$(117,903)	$107,418
Acquired technology	93,860	(64,617)	29,243
Trade names	12,737	(10,537)	2,200
Non-competition agreements	5,516	(4,227)	1,289
Distribution network	2,440	(1,596)	844
Backlog	843	(76)	767
Total intangible assets with finite lives	340,717	(198,956)	141,761
In-process research and development, with indefinite lives	2,500	—	2,500
Total	$343,217	$(198,956)	$144,261

The following table presents net acquisition-related intangible assets by reportable segment as of October 31, 2013 and January 31, 2013:

	October 31,	January 31,
(in thousands)	2013	2013
Enterprise Intelligence	$111,291	$126,341
Video Intelligence	3,002	3,880
Communications Intelligence	11,793	14,040
Total	$126,086	$144,261

Total amortization expense recorded for acquisition-related intangible assets was $8.1 million and $26.1 million for the three and nine months ended October 31, 2013, respectively, and $9.8 million and $29.5 million for the three and nine months ended October 31, 2012, respectively.

The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets as of October 31, 2013 is as follows:

(in thousands)
Years Ending January 31,	Amount
2014 (remainder of year)	$8,544
2015	32,491
2016	30,806
2017	27,873
2018	11,575
2019 and thereafter	13,097
Total	$124,386

No impairment indicators were identified for finite-lived intangible assets during the nine months ended October 31, 2013 and 2012. Our in-process research and development assets were acquired during the year ended January 31, 2012, and no impairment indicators were identified for these assets during the nine months ended October 31, 2013 and 2012.

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

Goodwill activity and related information for the nine months ended October 31, 2013, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Enterprise Intelligence	Video Intelligence	Communications Intelligence
Goodwill, gross, at January 31, 2013	$896,774	$771,738	$76,803	$48,233
Accumulated impairment losses through January 31, 2013	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at January 31, 2013	829,909	740,947	40,729	48,233
Business combinations	7,767	7,055	—	712
Foreign currency translation and other	1,046	1,637	6	(597)
Goodwill, net, at October 31, 2013	$838,722	$749,639	$40,735	$48,348

Goodwill, net, at October 31, 2013:
Goodwill, gross, at October 31, 2013	$905,587	$780,430	$76,809	$48,348
Accumulated impairment losses through October 31, 2013	(66,865)	(30,791)	(36,074)	—
Goodwill, net, at October 31, 2013	$838,722	$749,639	$40,735	$48,348

No events or circumstances indicating the potential for goodwill impairment were identified during the nine months ended October 31, 2013 and 2012.

7.	LONG-TERM DEBT

The following table summarizes our long-term debt at October 31, 2013 and January 31, 2013:

	October 31,	January 31,
(in thousands)	2013	2013
Term loan facility - 2013 Amended Credit Agreement:
Outstanding borrowings	$646,750	$—
Unamortized debt discount	(2,944)	—
Term loan facility - 2011 Credit Agreement:
Outstanding borrowings	—	576,000
Unamortized debt discount	—	(2,199)
Other debt	109	2,888
Total debt	643,915	576,689
Less: current maturities	6,559	5,867
Long-term debt	$637,356	$570,822

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

As of October 31, 2013, the interest rate on the term loan under the 2013 Amended Credit Agreement was 4.00%.  Including the impact of the 0.50% original issuance term loan discount and the deferred debt issuance costs, the effective interest rate on the term loan was approximately 4.23% as of October 31, 2013. As of January 31, 2013, the interest rate on the term loan under the 2011 Credit Agreement was 4.50%.

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

As of October 31, 2013, future scheduled principal payments on the term loan under the 2013 Amended Credit Agreement are presented in the following table:

(in thousands)
Years Ending January 31,	Amount
2014 (remainder of year)	$1,625
2015	6,500
2016	6,500
2017	6,500
2018	6,500
2019 and thereafter	619,125
Total	$646,750

We incurred interest expense on borrowings under our credit facilities of $6.6 million and $19.7 million during the three and nine months ended October 31, 2013, respectively, and $6.8 million and $20.3 million during the three and nine months ended October 31, 2012, respectively. In addition, we recorded $0.5 million and $1.6 million, during the three and nine months ended October 31, 2013, respectively, for amortization of our deferred debt issuance costs, which is also reported within interest expense on our condensed consolidated statements of operations. We recorded $0.7 million and $2.1 million of amortization of our deferred debt issuance costs during the three and nine months ended October 31, 2012, respectively.

We recorded $0.1 million and $0.3 million during each of the three and nine months ended October 31, 2013 and October 31, 2012, respectively, for amortization of the original issuance term loan discounts, which is reported within interest expense.

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

In connection with a business combination completed during the year ended January 31, 2012, we assumed approximately $3.3 million of development bank and government debt in the Americas region. The carrying value of this debt was $2.5 million at January 31, 2013. During the three months ended July 31, 2013, we repaid $2.0 million of this debt, resulting in a $0.2 million loss on extinguishment of debt, which is reported in the condensed consolidated statement of operations for the nine months ended October 31, 2013. The remaining portion of this debt has a carrying value of $0.1 million at October 31, 2013.

8.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of October 31, 2013 and January 31, 2013:

	October 31,	January 31,
(in thousands)	2013	2013
Raw materials	$3,837	$4,263
Work-in-process	6,039	5,633
Finished goods	4,997	5,118
Total inventories	$14,873	$15,014

Condensed Consolidated Statements of Operations

Other expense, net consisted of the following for the three and nine months ended October 31, 2013 and 2012:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2013	2012	2013	2012
Foreign currency (losses) gains, net	$702	$1,144	$(2,504)	$1,267
Gains on derivative financial instruments, net	(721)	(253)	(45)	(122)
Other, net	(627)	(1,231)	(2,464)	(1,334)
Total other expense, net	$(646)	$(340)	$(5,013)	$(189)

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the nine months ended October 31, 2013 and 2012:

	Nine Months Ended October 31,
(in thousands)	2013	2012
Cash paid for interest	$17,724	$20,546
Cash (refunds) payments of income taxes, net	$(6,463)	$14,807
Non-cash investing and financing transactions:
Net non-cash assets acquired in CTI Merger	$3,727	$—
Accrued but unpaid purchases of property and equipment	$1,217	$1,715
Inventory transfers to property and equipment	$658	$374
Liabilities for contingent consideration in business combinations	$4,557	$—
Leasehold improvements funded by lease incentive	$—	$5,014

9.	CONVERTIBLE PREFERRED STOCK

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

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the nine months ended October 31, 2013 and 2012.
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

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost. At October 31, 2013 and January 31, 2013, we held 302,000 shares of treasury stock with a cost of $8.0 million.

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

During the nine months ended October 31, 2013, we did not acquire any shares of treasury stock. During the nine months ended October 31, 2012, we acquired approximately 18,000 shares of treasury stock from directors, executive officers, and other employees at a cost of $0.5 million.

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

The following table summarizes changes in the components of our accumulated other comprehensive loss by component for the nine months ended October 31, 2013:

(in thousands)	Unrealized Gains on Derivative Financial Instruments Designated as Hedges	Unrealized Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2013	$2,447	$—	$(46,672)	$(44,225)
Other comprehensive income before reclassifications	4,355	3	1,657	6,015
Amounts reclassified out of accumulated other comprehensive income (loss)	(4,041)	—	—	(4,041)
Net other comprehensive income (loss), current period	314	3	1,657	1,974
Accumulated other comprehensive income (loss) at October 31, 2013	$2,761	$3	$(45,015)	$(42,251)

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

The amounts reclassified out of accumulated other comprehensive loss into the condensed consolidated condensed statements of operations, with presentation location, for the three months ended October 31, 2013 and 2012 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,		Affected Line Items in the Condensed Consolidated Statements of Operations
(in thousands)	2013	2012	2013	2012
Unrealized (gains) losses on derivative financial instruments:
Foreign currency forward contracts	$(167)	$37	$(370)	$114	Cost of product revenue
	(178)	43	(383)	109	Cost of service revenue
	(1,123)	238	(2,455)	646	Research and development
	(516)	122	(1,140)	336	Selling, general and administrative
	(1,984)	440	(4,348)	1,205	Total, before provision for income taxes
	(174)	44	(307)	119	(Provision for) benefit from income taxes
	$(1,810)	$396	$(4,041)	$1,086	Total, net of income taxes

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

For the three months ended October 31, 2013, we recorded a $6.0 million provision for income taxes on pre-tax income of $30.0 million, which represented an effective income tax rate of 19.8%.  The income tax rate was lower than the 35% U.S. federal statutory rate primarily due to the mix and levels of income and losses among taxing jurisdictions. Although we did not recognize U.S. federal income tax benefits on losses incurred by certain domestic operations where we maintain valuation allowances, income from certain foreign subsidiaries was taxed at rates lower than the U.S. federal statutory rate.

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

For the nine months ended October 31, 2013, we recorded an $11.9 million provision for income taxes on pre-tax income of $46.5 million, which represented an effective tax rate of 25.5%. The income tax provision does not include income tax benefit on losses incurred by certain domestic operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. The effective tax rate was also reduced because CTI received a favorable ruling from the Internal Revenue Service which resulted in adjustments to deferred taxes and an indemnified tax liability. Our pre-tax income in foreign jurisdictions, where we recorded tax provisions at rates lower than the U.S. federal statutory rate, was higher than domestic losses where we maintain valuation allowances and do not record tax benefits.

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

We had unrecognized tax benefits of $142.1 million and $55.4 million (excluding interest and penalties) as of October 31, 2013 and January 31, 2013, respectively.  The accrued liability for interest and penalties was $20.0 million and $8.3 million at October 31, 2013 and January 31, 2013, respectively.  Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of October 31, 2013 and January 31, 2013, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate were approximately $137.3 million and $50.8 million, respectively.  We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  Further, we believe that it is reasonably possible that the total amount of unrecognized tax benefits at October 31, 2013 could decrease by approximately $2.4 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation.  Such decreases may involve the payment of additional taxes, the adjustment of deferred taxes including the need for additional valuation allowances, and the recognition of tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate.  We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements.  We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis.  Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy.  There were no transfers between levels of the fair value measurement hierarchy during the nine months ended October 31, 2013 and 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of October 31, 2013 and January 31, 2013:

	October 31, 2013
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$45,538	$—	$—
Short-term investments, classified as available-for-sale	—	113,592	—
Foreign currency forward contracts	—	3,262	—
Total assets	$45,538	$116,854	$—
Liabilities:
Foreign currency forward contracts	$—	$1,040	$—
Contingent consideration - business combinations	—	—	10,869
Total liabilities	$—	$1,040	$10,869

	January 31, 2013
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$62,085	$—	$—
Commercial paper (1)	—	4,000	—
Foreign currency forward contracts	—	2,854	—
Total assets	$62,085	$6,854	$—
Liabilities:
Foreign currency forward contracts	$—	$542	$—
Contingent consideration - business combinations	—	—	25,041
Total liabilities	$—	$542	$25,041

(1) Commerical paper investments with remaining maturities of three months or less at time of purchase, classified within cash and cash equivalents.

The following table presents the change in the estimated fair value of our liability for contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended October 31, 2013 and 2012:

	Nine Months Ended October 31,
(in thousands)	2013	2012
Fair value measurement at beginning of period	$25,041	$38,646
Contingent consideration liabilities recorded for business combinations	4,557	—
Changes in fair values, recorded in operating expenses	(1,635)	(8,428)
Payments of contingent consideration	(17,094)	(6,902)
Fair value measurement at end of period	$10,869	$23,316

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model.  These fair value measurements are based on significant inputs not observable in the market.  The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved.  We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses.  Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements.  We utilized discount rates ranging from 1.7% to 15.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of October 31, 2013. We utilized discount rates ranging from 3.1% to 16.5% in our calculations of the estimated fair values of our contingent consideration liabilities as of October 31, 2012.

Other Financial Instruments

The carrying amounts of other short-term investments, accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $647.0 million and $583.0 million at October 31, 2013 and January 31, 2013, respectively. The estimated fair values of the term loan are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loan.  We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loan are traded.  The indicative prices provided to us as at each of October 31, 2013 and January 31, 2013 did not significantly differ from par value.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows.  These assets are recorded at fair value only when an impairment charge is recognized.  No such impairment charges were recorded during the three months ended October 31, 2013 and 2012.

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

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consisted only of foreign currency forward contracts with notional amounts of $121.0 million and $108.1 million as of October 31, 2013 and January 31, 2013, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments as of October 31, 2013 and January 31, 2013 were as follows:

	October 31, 2013
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$3,262	Accrued expenses and other liabilities	$236
Total derivative financial instruments designated as hedging instruments		$3,262		$236
Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$804
Total derivative financial instruments not designated as hedging instruments		$—		$804

	January 31, 2013
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,808	Accrued expenses and other liabilities	$64
Total derivative financial instruments designated as hedging instruments		$2,808		$64
Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$46	Accrued expenses and other liabilities	$478
Total derivative financial instruments not designated as hedging instruments		$46		$478

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedging instruments as of October 31, 2013 and January 31, 2013, and for the three and nine months ended October 31, 2013 and 2012 were as follows:

	Net Unrealized Gains Recognized in Accumulated Other Comprehensive Loss		Classification of Net Gains (Losses) Reclassified from Other Comprehensive Loss into the Condensed Consolidated Statements of Operations	Net Gains (Losses) Reclassified from Other Comprehensive Loss into the Condensed Consolidated Statements of Operations
	October 31,	January 31,		Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2013	2013		2013	2012	2013	2012
Foreign currency forward contracts	$2,761	$2,447	Operating Expenses	$1,984	$(440)	$4,348	$(1,205)

There were no gains or losses from ineffectiveness of these hedging instruments recorded for the nine months ended October 31, 2013 and 2012. All of the foreign currency forward contracts underlying the $2.8 million of net unrealized gains recorded in accumulated other comprehensive loss at October 31, 2013 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Losses recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and nine months ended October 31, 2013 and 2012 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)		2013	2012	2013	2012
Foreign currency forward contracts	Other expense, net	$(721)	$(254)	$(44)	$(123)

14.	STOCK-BASED COMPENSATION

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and nine months ended October 31, 2013 and 2012:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2013	2012	2013	2012
Cost of revenue - product	$243	$257	$572	$583
Cost of revenue - service and support	458	564	1,208	1,531
Research and development, net	890	769	2,432	1,906
Selling, general and administrative	8,138	5,095	20,942	14,298
Total stock-based compensation expense	$9,729	$6,685	$25,154	$18,318

The following table summarizes stock-based compensation expense by type of award for the three and nine months ended October 31, 2013 and 2012:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2013	2012	2013	2012
Stock options	$45	$59	$152	$236
Restricted stock awards and restricted stock units	8,335	4,605	21,727	15,050
Phantom stock units	23	28	87	517
Stock bonus program	1,326	1,993	3,188	2,515
Total stock-based compensation expense	$9,729	$6,685	$25,154	$18,318

Total stock-based compensation expense by classification was as follows for the three and nine months ended October 31, 2013 and 2012:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2013	2012	2013	2012
Equity-classified awards	$8,318	$4,550	$22,304	$15,022
Stock bonus program	—	—	(298)	522
Total equity-settled awards	8,318	4,550	22,006	15,544
Other liability-classified awards	1,411	2,135	3,148	2,774
Total stock-based compensation expense	$9,729	$6,685	$25,154	$18,318

Awards under our stock bonus program are accounted for as liability-classified awards because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of our common stock. Amounts reported in the stock bonus program caption in the preceding table represent stock bonus expenses recognized in those periods for awards that were subsequently settled with equity during the nine months ended October 31, 2013 and 2012. Expenses associated with stock bonus program awards that remain outstanding as of October 31, 2013 and 2012 are reflected within other liability-classified awards in the preceding table. Our other liability-classified awards also include our phantom stock awards, the values of which track the market price of our common stock and are therefore subject to volatility, and which are settled with cash payments equivalent to the market value of our common stock upon vesting. Upon settlement of other liability-classified awards with equity, the current period's compensation expense associated with those awards is reported within equity-classified awards in the preceding table.

Stock Options

We have generally not granted stock options subsequent to January 31, 2006, other than in connection with several business combinations whereby stock options to purchase shares of the acquired companies were converted into stock options to purchase shares of our common stock.

The following table summarizes stock option activity and related information for the nine months ended October 31, 2013:

(in thousands, except per share data)	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at January 31, 2013	924	$31.88
Options exercised	(246)	$26.20
Options forfeited or expired	(15)	$24.88
Outstanding at October 31, 2013	663	$34.14
Options exercisable at October 31, 2013	658	$34.35

Cash proceeds received from the exercise of stock options were $6.4 million for the nine months ended October 31, 2013.

At October 31, 2013, there was approximately $0.1 million of unrecognized compensation expense, net of estimated forfeitures, related to unvested stock options that we expect to recognize over a weighted-average period of one year.

Restricted Stock Units and Restricted Stock Awards

We periodically award restricted stock units, as well as shares of restricted stock, to our directors, officers, and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting.

The following table summarizes restricted stock unit activity and related information for the nine months ended October 31, 2013:

(in thousands, except per share data)	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding at January 31, 2013	1,536	$31.42
RSUs granted	1,537	$33.16
RSUs released	(776)	$31.67
RSUs forfeited	(78)	$31.79
Outstanding at October 31, 2013	2,219	$32.51

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

Substantially all of the restricted stock units granted during the year ended January 31, 2013 included a provision which allows these awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of October 31, 2013, for such awards that remain outstanding, settlement of these awards with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards.

As of October 31, 2013, there was approximately $52.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years.

Phantom Stock Units

We have periodically issued phantom stock units to certain non-officer employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

During the nine months ended October 31, 2013, grants and forfeitures of phantom stock units were not significant. Total cash payments made upon vesting of phantom stock units for the nine months ended October 31, 2013 were $0.2 million. Total accrued liabilities for phantom stock units were $0.1 million and $0.2 million at October 31, 2013 and January 31, 2013, respectively.

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

For the year ended January 31, 2013, our board of directors approved up to 150,000 shares of common stock for awards under this program and a discount of 15%, (the "2013 stock bonus program"). Approximately 93,000 shares of our common stock were earned and issued to participants under the 2013 stock bonus program, including 80,000 shares issued during the nine months ended October 31, 2013, which completed our obligations under the 2013 stock bonus program.

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

Total accrued liabilities for stock bonus programs were $3.5 million and $3.1 million as of October 31, 2013 and January 31, 2013, respectively.

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

Other Related Party Transactions

Our joint venture incurs certain operating expenses, including office rent and other administrative costs, and realizes revenue, under arrangements with one of its noncontrolling shareholders. Transactions with this shareholder during the three and nine months ended October 31, 2013 were not significant.

16. COMMITMENTS AND CONTINGENCIES

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, for the nine months ended October 31, 2013 and 2012:

	Nine Months Ended October 31,
(in thousands)	2013	2012
Warranty liability, beginning of period	$1,045	$2,015
Provisions credited to expenses	(253)	(701)
Warranty charges	—	(188)
Foreign currency translation and other	(2)	(8)
Warranty liability, end of period	$790	$1,118

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

Revenue adjustments for the three and nine months ended October 31, 2013 and 2012 represent revenue of acquired companies which is included within segment revenue reviewed by the CODM, but not recognizable within GAAP revenue.  These adjustments primarily relate to the acquisition-date excess of the historical carrying value over the fair value of acquired companies’ future maintenance and service performance obligations. As the obligations are satisfied, we report our segment revenue using the historical carrying values of these obligations, which we believe better reflects our ongoing maintenance and service revenue streams, whereas GAAP revenue is reported using the obligations’ acquisition-date fair values.

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the nine months ended October 31, 2013 and 2012.  The allocations of goodwill and acquired intangible assets by operating segment appear in Note 6, "Intangible Assets and Goodwill".

Operating results by segment for the three and nine months ended October 31, 2013 and 2012 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2013	2012	2013	2012
Revenue:
Enterprise Intelligence
Segment revenue	$126,220	$122,245	$365,385	$351,659
Revenue adjustments	(323)	(443)	(692)	(3,655)
	125,897	121,802	364,693	348,004
Video Intelligence
Segment revenue	27,287	25,587	88,388	93,916
Revenue adjustments	—	(348)	(167)	(1,840)
	27,287	25,239	88,221	92,076
Communications Intelligence
Segment revenue	71,249	54,817	199,163	172,381
Revenue adjustments	(119)	(338)	(530)	(1,880)
	71,130	54,479	198,633	170,501
Total revenue	$224,314	$201,520	$651,547	$610,581

Segment contribution:
Enterprise Intelligence	$56,772	$52,139	$155,169	$147,102
Video Intelligence	5,546	3,992	20,482	23,027
Communications Intelligence	24,457	18,693	62,223	49,826
Total segment contribution	86,775	74,824	237,874	219,955

Unallocated expenses, net:
Amortization of acquired intangible assets	8,085	9,805	26,113	29,466
Stock-based compensation	9,729	6,685	25,154	18,318
Other unallocated expenses	31,130	41,563	103,800	108,154
Total unallocated expenses, net	48,944	58,053	155,067	155,938
Operating income	37,831	16,771	82,807	64,017
Other expense, net	(7,820)	(7,913)	(36,316)	(23,093)
Income before provision for income taxes	$30,011	$8,858	$46,491	$40,924

18.	SUBSEQUENT EVENT

On November 6, 2013, we acquired certain technology and other assets for use in our Communications Intelligence operating segment in a transaction that qualified as a business combination. This business combination was not material to our condensed consolidated financial statements.

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

We completed two business combinations during the three months ended October 31, 2013. We also completed a business combination in November 2013, and in October 2013, we signed a definitive agreement for a business combination that is expected to close before January 31, 2014. None of the completed business combinations were individually material to our condensed consolidated financial statements. The impending business combination, if completed, will also not be material to our condensed consolidated financial statements.

Further details regarding these business combinations appear in Note 5, "Business Combinations" and in Note 18, "Subsequent Event" to our condensed consolidated financial statements included in Part I, Item 1 of this report.

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

We did not identify any significant changes to our critical accounting policies and estimates during the nine months ended October 31, 2013.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and nine months ended October 31, 2013 and 2012:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2013	2012	2013	2012
Revenue	$224,314	$201,520	$651,547	$610,581
Operating income	$37,831	$16,771	$82,807	$64,017
Net income attributable to Verint Systems Inc. common shares	$22,487	$1,562	$30,696	$16,592
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.42	$0.04	$0.58	$0.42
Diluted	$0.42	$0.04	$0.57	$0.41

Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Our revenue increased approximately $22.8 million, or 11%, from $201.5 million in the three months ended October 31, 2012 to $224.3 million in the three months ended October 31, 2013 .  In our Communications Intelligence segment, revenue increased approximately $16.7 million, or 31%, from $54.5 million in the three months ended October 31, 2012 to $71.2 million in the three months ended October 31, 2013.  The increase consisted of a $14.4 million increase in product revenue and a $2.3 million increase in service and support revenue. In our Enterprise Intelligence segment, revenue increased approximately $4.1 million, or 3%, from $121.8 million in the three months ended October 31, 2012 to $125.9 million in the three months ended October 31, 2013.  The increase consisted of a $5.3 million increase in service and support revenue, partially offset by a $1.2 million decrease in product revenue.  In our Video Intelligence segment, revenue increased approximately $2.1 million, from $25.2 million in the three months ended October 31, 2012 to $27.3 million in the three months ended October 31, 2013.  For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, in Europe, the Middle East and Africa ("EMEA"), and in the Asia-Pacific region ("APAC") represented approximately 53%, 22%, and 25% of our total revenue, respectively, in the three months ended October 31, 2013, compared to approximately 52%, 26%, and 22%, respectively, in the three months ended October 31, 2012. Further details regarding changes in revenue are provided below.

Operating income was $37.8 million in the three months ended October 31, 2013 compared to $16.8 million in the three months ended October 31, 2012.  This increase in operating income was primarily due to a $16.0 million increase in gross profit from $136.2 million to $152.2 million, and a $5.2 million decrease in operating expenses, from $119.5 million to $114.3 million. The increase in gross profit was primarily due to increased gross profit in our Enterprise Intelligence segment. The decrease in operating expenses consisted of a $8.1 million decrease in selling, general and administrative expenses, partially offset by a $3.0 million increase in net research and development expenses. Further details regarding changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $22.5 million, and diluted net income per common share was $0.42, in the three months ended October 31, 2013 compared to net income attributable to Verint Systems Inc. common shares of $1.6 million, and diluted net income per common share of $0.04, in the three months ended October 31, 2012.  The increase in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the three months ended October 31, 2013 was primarily due to our increased operating income, as described above, a $3.8 million increase in our provision for income taxes, and a $3.9 million decrease in dividends on preferred stock resulting from the cancellation of our Preferred Stock.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates as noted above.  When comparing average exchange rates for the three months ended October 31, 2013 to average exchange rates for the three months ended October 31, 2012, the U.S. dollar strengthened relative to the euro, Israeli shekel, and Singapore dollar, resulting in decreases in our revenue, cost of revenue and operating expenses on a U.S. dollar-denominated basis.  For the three months ended October 31, 2013, had foreign exchange rates remained unchanged from rates in effect for the three months ended October 31, 2012, our revenue would have been approximately $0.4 million higher and our cost of revenue and operating expenses would have been approximately $0.4 million lower, which would have resulted in a $0.8 million increase impact to operating income.

We employed approximately 3,400 people, including part-time employees and certain contractors, as of October 31, 2013, as compared to approximately 3,200 as of October 31, 2012.

Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Our revenue increased approximately $40.9 million, or 7%, to $651.5 million in the nine months ended October 31, 2013 from $610.6 million in the nine months ended October 31, 2012.  In our Enterprise Intelligence segment, revenue increased approximately $16.7 million, or 5%, to $364.7 million in the nine months ended October 31, 2013 from $348.0 million in the nine months ended October 31, 2012.  The increase consisted of a $17.6 million increase in service and support revenue, partially offset by a $0.9 million decrease in product revenue.  In our Communications Intelligence segment, revenue increased approximately $28.1 million, or 16%, from $170.5 million in the nine months ended October 31, 2012 to $198.6 million in the nine months ended October 31, 2013.  The increase consisted of a $17.1 million increase in service and support revenue and a $11.0 million increase in product revenue. In our Video Intelligence segment, revenue decreased approximately $3.9 million, from $92.1 million in the nine months ended October 31, 2012 to $88.2 million in the nine months ended October 31, 2013.  For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, EMEA, and in the APAC regions represented approximately 54%, 21%, and 25% of our total revenue, respectively, in the nine months ended October 31, 2013, compared to approximately 54%, 25%, and 21%, respectively, in the nine months ended October 31, 2012. Further details regarding changes in revenue are provided below.

Operating income was $82.8 million in the nine months ended October 31, 2013 compared to $64.0 million in the nine months ended October 31, 2012.  The increase in operating income was primarily due to a $32.5 million increase in gross profit from $401.0 million to $433.5 million, partially offset by a $13.7 million increase in operating expenses, from $337.0 million to $350.7 million. The increase in gross profit was primarily due to increased gross profit in our Enterprise Intelligence segment.  The increase in operating expenses consisted of an $8.2 million increase in selling, general and administrative expense and a $5.6 million increase in net research and development expenses, partially offset by a $0.1 million decrease in amortization of other acquired intangible assets. Further details regarding changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $30.7 million, and diluted net income per common share was $0.57, in the nine months ended October 31, 2013 compared to net income attributable to Verint Systems Inc. common shares of $16.6 million, and diluted net income per common share of $0.41, in the nine months ended October 31, 2012.  The increase in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the nine months ended October 31, 2013 was primarily due to our increased operating income, as described above, and a $13.2 million increase in total other expense, net, primarily due to extinguishment of the term loan under the 2011 Credit Agreement during the nine months ended October 31, 2013, which resulted in a $9.7 million loss during the nine months ended October 31, 2013, a $3.8 million increase in foreign currency exchange losses, and a $1.1 million write-off of an indemnification asset associated with tax liabilities recorded in connection with the CTI Merger in the nine months ended October 31, 2013, partially offset by a $1.3 million decrease in interest expense. The decrease in diluted net income per common share was also impacted by the cancellation of our Preferred Stock, and the corresponding elimination of the associated dividends, as well as approximately 12.3 million of incremental shares of our common stock outstanding, all in connection with the CTI Merger. Further discussion regarding the CTI Merger appears in Note 4, “Merger with CTI” to our condensed consolidated financial statements included under Part I, Item 1.

When comparing average exchange rates for the nine months ended October 31, 2013 to average exchange rates for the nine months ended October 31, 2012, the U.S. dollar strengthened relative to the British pound sterling, Australian dollar, Brazilian real, and Japanese yen, resulting in decreases in our revenue, cost of revenue and operating expenses on a U.S. dollar-denominated basis.  For the nine months ended October 31, 2013, had foreign exchange rates remained unchanged from rates in effect for the nine months ended October 31, 2012, our revenue would have been approximately $1.0 million higher and our cost of revenue and operating expenses would have been approximately $1.1 million higher, which would have resulted in a $0.1 million decrease to operating income.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the three and nine months ended October 31, 2013 and 2012:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2013	2012	2013 - 2012	2013	2012	2013 - 2012
Enterprise Intelligence	$125,897	$121,802	3%	$364,693	$348,004	5%
Communications Intelligence	71,130	54,479	31%	198,633	170,501	16%
Video Intelligence	27,287	25,239	8%	88,221	92,076	(4)%
Total revenue	$224,314	$201,520	11%	$651,547	$610,581	7%

Enterprise Intelligence Segment

Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Enterprise Intelligence revenue increased approximately $4.1 million, or 3%, from $121.8 million in the three months ended October 31, 2012 to $125.9 million in the three months ended October 31, 2013.  The increase consisted of a $5.3 million increase in service and support revenue, partially offset by a $1.2 million decrease in product revenue.  The increase in service and support revenue was primarily due to an increase in our customer install base and the related support revenue generated from this customer base during the three months ended October 31, 2013.  The decrease in product revenue was primarily due to a decrease in product sales to new and existing customers during the three months ended October 31, 2013. The continued growth of service revenue is attributable to various factors, including a higher component of service offerings in our standard arrangements and our growing install base. The aggregate value of executed license arrangements, which comprises the majority of our product revenue, can fluctuate from quarter to quarter.

Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Enterprise Intelligence revenue increased approximately $16.7 million, or 5%, from $348.0 million in the nine months ended October 31, 2012 to $364.7 million in the nine months ended October 31, 2013.  The increase consisted of a $17.6 million increase in service and support revenue, partially offset by a $0.9 million decrease in product revenue.  The increase in service and support revenue was primarily due to an increase in our customer install base and the related support revenue generated from this customer base during the nine months ended October 31, 2013.  The decrease in product revenue was primarily due to an decrease in product sales to new and existing customers during the nine months ended October 31, 2013. The continued growth of service revenue is attributable to various factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in our standard arrangements, and our growing install base. The aggregate value of executed license arrangements, which comprises the majority of our product revenue, can fluctuate from quarter to quarter.

Communications Intelligence Segment

Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Communications Intelligence revenue increased approximately $16.7 million, or 31%, from $54.5 million in the three months ended October 31, 2012 to $71.2 million in the three months ended October 31, 2013.  The increase consisted of a $14.4 million increase in product revenue and a $2.3 million increase in service and support revenue.  The increase in product revenue was mainly due to a increase in product deliveries to customers, and an increase in product revenue attributable to progress on projects being accounted for under the percentage-of-completion ("POC") method. The increase in service and support revenue was primarily attributable to an increase in the customer install base, and new communications intelligence "software as a service" ("SaaS") offerings.

Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Communications Intelligence revenue increased approximately $28.1 million, or 16%, from $170.5 million in the nine months ended October 31, 2012 to $198.6 million in the nine months ended October 31, 2013.  The increase consisted of a $17.1 million increase in service and support revenue and a $11.0 million increase in product revenue.  The increase in service and support revenue was primarily attributable to an increase in the customer install base, the progress realized during the current year on projects recognized using the POC method, some of which commenced in the previous fiscal year, and new communications intelligence SaaS offerings. The increase in product revenue was mainly due to an increase in progress realized during the current year on projects recognized using the POC method, some of which commenced in the previous fiscal year, partially offset by a decrease in product deliveries to customers.

Video Intelligence Segment

Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Video Intelligence revenue increased approximately $2.1 million, or 8%, from $25.2 million in the three months ended October 31, 2012 to $27.3 million in the three months ended October 31, 2013. The increase was primarily attributable to the recognition of a multi-year project completed during the three months ended October 31, 2013, with no comparable transaction in the three months ended October 31, 2012.

Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Video Intelligence revenue decreased approximately $3.9 million, or 4%, from $92.1 million in the nine months ended October 31, 2012 to $88.2 million in the nine months ended October 31, 2013. The decrease was primarily attributable to a decrease in product revenue, following the substantial recognition of a multi-year project completed during the nine months ended October 31, 2012, with no comparable transaction in the nine months ended October 31, 2013.

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

The following table sets forth product revenue and service and support revenue for the three and nine months ended October 31, 2013 and 2012:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2013	2012	2013 - 2012	2013	2012	2013 - 2012
Product revenue	$101,974	$87,404	17%	$287,189	$281,393	2%
Service and support revenue	122,340	114,116	7%	364,358	329,188	11%
Total revenue	$224,314	$201,520	11%	$651,547	$610,581	7%

Product Revenue

Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Product revenue increased approximately $14.6 million, or 17%, from $87.4 million for the three months ended October 31, 2012 to $102.0 million for the three months ended October 31, 2013, resulting from a $14.4 million increase in our Communications Intelligence segment and a $1.4 million increase in our Video Intelligence segment, partially offset by a $1.2 million decrease in our Enterprise Intelligence segment. For additional information see "— Revenue by Operating Segment".

Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Product revenue increased approximately $5.8 million, or 2%, from $281.4 million for the nine months ended October 31, 2012 to $287.2 million for the nine months ended October 31, 2013, resulting from an $11.0 million increase in our Communications Intelligence segment, partially offset by a $4.3 million decrease in our Video Intelligence segment and a $0.9 million decrease in our Enterprise Intelligence segment. For additional information see "— Revenue by Operating Segment".

Service and Support Revenue

Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Service and support revenue increased approximately $8.2 million, or 7%, from $114.1 million for the three months ended October 31, 2012 to $122.3 million for the three months ended October 31, 2013.  This increase was primarily attributable to increases of $5.3 million and $2.3 million in our Enterprise Intelligence and Communications Intelligence segments, respectively. For additional information see "— Revenue by Operating Segment".

Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Service and support revenue increased approximately $35.2 million, or 11%, from $329.2 million for the nine months ended October 31, 2012 to $364.4 million for the nine months ended October 31, 2013.  This increase was primarily attributable to increases of $17.6 million and $17.1 million in our Enterprise Intelligence and Communications Intelligence segments, respectively. For additional information see "— Revenue by Operating Segment".

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology and backlog for the three and nine months ended October 31, 2013 and 2012:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2013	2012	2013 - 2012	2013	2012	2013 - 2012
Cost of product revenue	$33,322	$25,420	31%	$94,584	$92,694	2%
Cost of service and support revenue	36,900	36,166	2%	115,568	105,772	9%
Amortization of acquired technology and backlog	1,935	3,696	(48)%	7,920	11,124	(29)%
Total cost of revenue	$72,157	$65,282	11%	$218,072	$209,590	4%

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

Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Cost of product revenue increased approximately 31% from $25.4 million in the three months ended October 31, 2012 to $33.3 million in the three months ended October 31, 2013.  Our overall product gross margins decreased to 67% in the three months ended October 31, 2013 from 71% in the three months ended October 31, 2012. Product gross margins in our Enterprise Intelligence segment were 91% in each of the three months ended October 31, 2013 and 2012. Product gross margins in our Communications Intelligence segment decreased from 62% in the three months ended October 31, 2012 to 58% for the three months ended October 31, 2013 as a result of a change in product mix.  Product gross margins in our Video Intelligence segment increased from 53% in the three months ended October 31, 2012 to 56% in the three months ended October 31, 2013 as a result of a change in product mix.

Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Cost of product revenue increased approximately 2% from $92.7 million in the nine months ended October 31, 2012 to $94.6 million in the nine months ended October 31, 2013.  Our overall product gross margins were 67% in each of the nine months ended October 31, 2013 and 2012. Product gross margins in our Enterprise Intelligence segment increased from 89% in the nine months ended October 31, 2012 to 92% in the nine months ended October 31, 2013 primarily as a result of higher royalty expense in connection with a large transaction during the nine months ended October 31, 2012, which adversely impacted product margins during that period, as well as a continued decrease in hardware sales as part of our product offering. Product gross margins in our Communications Intelligence segment decreased to 55% for the nine months ended October 31, 2013 from 57% in the nine months ended October 31, 2012 as a result of a change in product mix.  Product gross margins in our Video Intelligence segment were 58% in each of the nine months ended October 31, 2013 and 2012.

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

Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Cost of service and support revenue increased approximately 2% from $36.2 million in the three months ended October 31, 2012 to $36.9 million in the three months ended October 31, 2013.  Employee compensation and related expenses increased $0.9 million, primarily driven by increased services and support employee headcount required to deliver the increased implementation services in our Enterprise Intelligence segment.  Our overall service and support gross margins increased to 70% in the three months ended October 31, 2013 compared to 68% in the three months ended October 31, 2012.

Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Cost of service and support revenue increased approximately 9% from $105.8 million in the nine months ended October 31, 2012 to $115.6 million in the nine months ended October 31, 2013.  Employee compensation and related expenses increased $6.5 million, primarily driven by a $2.9 million and $3.1 million increase in our Communication Intelligence and Enterprise Intelligence segments, respectively, reflecting an increase in services and support employee headcount required to deliver the increased implementation services.  Contractor costs increased $2.3 million primarily due to increased use of contractors in our Enterprise Intelligence segment to deliver services during the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012. Our overall service and support gross margins were 68% in each of the nine months ended October 31, 2013 and 2012.

Amortization of Acquired Technology and Backlog

Amortization of acquired technology and backlog consists of amortization of technology assets and customer backlog acquired in connection with business combinations.

Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Amortization of acquired technology and backlog decreased approximately 48% from $3.7 million in the three months ended October 31, 2012 to $1.9 million in the three months ended October 31, 2013 primarily due to a reduction in amortization of acquired technology from a historical business combination, which became fully amortized during the three months ended July 31, 2013, as well as the impact of the weakening of the foreign currencies in which some of our intangible assets are denominated.

Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Amortization of acquired technology and backlog decreased approximately 29% from $11.1 million in the nine months ended October 31, 2012 to $7.9 million in the nine months ended October 31, 2013 primarily due to a reduction in amortization of acquired technology from a historical business combination, which became fully amortized during the nine months ended October 31, 2012, partially offset by the impact of the strengthening of the foreign currencies in which some of our intangible assets are denominated during the nine months ended October 31, 2013 relative to the nine months ended October 31, 2012.

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

The following table sets forth research and development, net for the three and nine months ended October 31, 2013 and 2012:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2013	2012	2013 - 2012	2013	2012	2013 - 2012
Research and development, net	$30,704	$27,732	11%	$91,935	$86,330	6%

Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Research and development, net increased approximately $3.0 million, or 11%, from $27.7 million in the three months ended October 31, 2012 to $30.7 million in the three months ended October 31, 2013.  The increase was primarily attributable to a $3.2 million increase in employee compensation and related expenses due to increased headcount in our Enterprise Intelligence and Communications Intelligence segments, partially offset by a $0.7 million increase in research and development reimbursements from government programs that were received during the three months ended October 31, 2013 primarily in our Enterprise Intelligence and Communications Intelligence segments.

Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Research and development, net increased approximately $5.6 million, or 6%, from $86.3 million in the nine months ended October 31, 2012 to $91.9 million in the nine months ended October 31, 2013.  The increase was primarily attributable to a $3.3 million increase in employee compensation and related expenses due to increased headcount in our Enterprise Intelligence and Communications Intelligence segments, a $1.1 million increase in contractor expenses due to increased use of contractors in our Communications Intelligence segment, and a $0.5 million increase in stock-based compensation resulting from an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods, in each case associated with our research and development employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three and nine months ended October 31, 2013 and 2012:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2013	2012	2013 - 2012	2013	2012	2013 - 2012
Selling, general and administrative	$77,472	$85,626	(10)%	$240,540	$232,302	4%

Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Selling, general and administrative expenses decreased approximately $8.1 million, or 10%, from $85.6 million in the three months ended October 31, 2012 to $77.5 million in the three months ended October 31, 2013 primarily due to $9.6 million in professional fees incurred in connection with the CTI Merger during the three months ended October 31, 2012, with none incurred during the three months ended October 31, 2013, and a $1.0 million decrease in the change in fair value of our obligations under contingent consideration arrangements. These decreases were partially offset by a $3.0 million increase in stock-based compensation resulting from an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods.

Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Selling, general and administrative expenses increased approximately $8.2 million, or 4%, from $232.3 million in the nine months ended October 31, 2012 to $240.5 million in the nine months ended October 31, 2013 primarily due to a $6.8 million increase in the change in fair value of our obligations under contingent consideration arrangements, a $6.6 million increase in stock-based compensation resulting from an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods, a $3.2 million increase in employee compensation and related expenses, $2.4 million of which was attributable to an increase in headcount in corporate support employees. The remaining increase in employee compensation expense was primarily due to increases in headcount in our Enterprise Intelligence and Communication Intelligence segments. Also included in selling, general, and administrative expenses for the nine months ended October 31, 2013 were $3.5 million of special performance incentives associated with a prior period business combination. These increases were partially offset by a $12.3 million decrease in professional fees incurred in connection with the CTI Merger.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names and non-compete agreements.

The following table sets forth amortization of other acquired intangible assets for the three and nine months ended October 31, 2013 and 2012:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2013	2012	2013 - 2012	2013	2012	2013 - 2012
Amortization of other acquired intangible assets	$6,150	$6,109	1%	$18,193	$18,342	(1)%

Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Amortization of other acquired intangible assets did not materially change in the three months ended October 31, 2013 compared to the three months ended October 31, 2012.

Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Amortization of other acquired intangible assets decreased by $0.1 million from $18.3 million in the nine months ended October 31, 2012 to $18.2 million in the nine months ended October 31, 2013 due to the impact of the weakening of the foreign currencies in which some of our intangible assets are denominated.

Other Expense, Net

The following table sets forth total other expense, net for the three and nine months ended October 31, 2013 and 2012:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2013	2012	2013 - 2012	2013	2012	2013 - 2012
Interest income	$242	$125	94%	$563	$379	49%
Interest expense	(7,416)	(7,698)	(4)%	(21,987)	(23,283)	(6)%
Loss on extinguishment of debt	—	—	*	(9,879)	—	*
Other income (expense):
Foreign currency gains (losses)	702	1,144	(39)%	(2,504)	1,267	*
Losses on derivatives	(721)	(253)	*	(45)	(122)	*
Other, net	(627)	(1,231)	(49)%	(2,464)	(1,334)	85%
Total other income (expense), net	(646)	(340)	*	(5,013)	(189)	*
Total other expense, net	$(7,820)	$(7,913)	(1)%	$(36,316)	$(23,093)	57%

* Percentage is not meaningful.

Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Total other expense, net, decreased by $0.1 million from $7.9 million in the three months ended October 31, 2012 to $7.8 million in the three months ended October 31, 2013.

Interest expense decreased from $7.7 million in the three months ended October 31, 2012 to $7.4 million in the three months ended October 31, 2013 primarily due to lower interest rates on borrowings associated with the 2013 Amended Credit Agreement, which was effective in March 2013, compared to interest incurred under the 2011 Credit Agreement.  Further discussion regarding our credit agreements appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1.

We recorded $0.7 million of net foreign currency gains in the three months ended October 31, 2013 compared to gains of $1.1 million in the three months ended October 31, 2012.  Foreign currency gains in the three months ended October 31, 2013 resulted primarily from the weakening of the U.S. dollar against the Singapore dollar, which resulted in foreign currency gains on our U.S. dollar-denominated net assets in certain entities which use that functional currency.

In the three months ended October 31, 2013, there were net losses on derivative financial instruments (not designated as hedging instruments) of $0.7 million, compared to losses of $0.3 million on such instruments for the three months ended October 31, 2012.  The net loss in the current year resulted from weakening of the hedged currencies against the functional currencies, primarily the U.S. dollar against the euro and Singapore dollar, during that period. Movements of hedged currencies against functional currencies were generally not significant during the three months ended October 31, 2013.

Other, net expense decreased from $1.2 million in the three months ended October 31, 2012 to $0.6 million in the three months ended October 31, 2013. The decrease was primarily attributable to a $1.1 million write-off of an indemnification asset in connection with the resolution of an uncertain tax position from a prior business combination in our Communications
Intelligence segment in the three months ended October 31, 2012, with no comparable events during the three months ended October 31, 2013.

Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Total other expense, net, increased by $13.2 million from $23.1 million in the nine months ended October 31, 2012 to $36.3 million in the nine months ended October 31, 2013.  During the nine months ended October 31, 2013, we recorded a $9.9 million loss upon extinguishment of debt, which primarily relates to the extinguishment of the term loan under the 2011 Credit Agreement.  There were no such losses recognized during the nine months ended October 31, 2012.  Further discussion regarding our credit agreements appears in Note 7, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1.

Interest expense decreased to $22.0 million in the nine months ended October 31, 2013 from $23.3 million in the nine months ended October 31, 2012 primarily due to lower interest rates on borrowings associated with the 2013 Amended Credit Agreement, which was effective in March 2013, compared to interest incurred under the 2011 Credit Agreement.

We recorded $2.5 million of net foreign currency losses in the nine months ended October 31, 2013 compared to a $1.3 million of net gains in the nine months ended October 31, 2012.  Foreign currency losses in the nine months ended October 31, 2013 resulted primarily from the strengthening of the U.S. dollar against the Singapore dollar and Japanese yen, which resulted in foreign currency losses on our U.S. dollar-denominated net assets in certain entities which use that functional currency, and the weakening of the U.S. dollar against the Israeli shekel, euro, and British pound sterling, which resulted in foreign currency losses on our U.S. dollar-denominated liabilities in certain entities which use those functional currencies.

Other, net expense was $2.5 million in the nine months ended October 31, 2013 compared to $1.3 million in the nine months ended October 31, 2012. The increase was primarily attributable to a $1.1 million write-off of an indemnification asset associated with tax liabilities recorded in connection with the CTI Merger in the three months ended October 31, 2013.  Further discussion regarding the CTI Merger appears in Note 4, “Merger with CTI” to our condensed consolidated financial statements included under Part I, Item 1.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three and nine months ended October 31, 2013 and 2012:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2013	2012	2013 - 2012	2013	2012	2013 - 2012
Provision for income taxes	$5,957	$2,243	166%	$11,869	$9,414	26%

Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012. Our effective tax rate was 19.8% for the three months ended October 31, 2013, compared to 25.3% for the three months ended October 31, 2012.  For the three months ended October 31, 2013, the effective tax rate was significantly impacted by the level and mix of earnings and losses by jurisdiction. Pre-tax income in our foreign jurisdictions, where we record tax provisions at rates lower than the U.S. federal statutory rate, was higher than our domestic losses where we maintain valuation allowances and did not record the related tax benefits. The result was an income tax provision of $6.0 million on pre-tax income of $30.0 million, resulting in an effective tax rate of 19.8%.

For the three months ended October 31, 2012, our effective income tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the level and mix of income and losses by taxing jurisdiction and the recognition of previously unrecognized tax benefits, offset by the write-off of certain tax attributes resulting from the merger of certain foreign subsidiaries. The income generated in foreign jurisdictions, taxed at rates lower than the U.S. federal statutory rate, was higher than our domestic losses where we maintain valuation allowances and did not record tax benefits. The result was an income tax provision of $2.2 million on $8.9 million of pre-tax income, which represented an effective tax rate of 25.3%.

Nine Months Ended October 31, 2013 compared to Nine Months Ended October 31, 2012. Our effective tax rate was 25.5% for the nine months ended October 31, 2013, compared to 23.0% for the nine months ended October 31, 2012.  For the nine months ended October 31, 2013, the effective tax rate was impacted by the level and mix of earnings and losses by jurisdiction. The effective tax rate was also reduced because CTI received a favorable ruling from the Internal Revenue Service which resulted in adjustments to deferred taxes and an indemnified tax liability. Pre-tax income in our foreign jurisdictions, where we record tax provisions at rates lower than the U.S. federal statutory rate, was higher than our domestic losses where we maintain valuation allowances and did not record the related tax benefits. The result was an income tax provision of $11.9 million on pre-tax income of $46.5 million, resulting in an effective tax rate of 25.5%.

For the nine months ended October 31, 2012, our effective income tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the level and mix of income and losses by taxing jurisdiction and the recognition of previously unrecognized tax benefits, offset by the write-off of certain tax attributes resulting from the merger of certain foreign subsidiaries. Pre-tax income in our foreign jurisdictions, taxed at rates lower than the U.S. federal statutory rate, was higher than domestic losses where we maintain valuation allowances and did not record tax benefits. The result was an income tax provision of $9.4 million on $40.9 million of pre-tax income, which represented an effective tax rate of 23.0%.

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

In April 2011, we entered into the 2011 Credit Agreement and terminated the 2007 Credit Agreement. The 2011 Credit Agreement included a term loan facility, with an outstanding balance of $576.0 million at January 31, 2013, and a $170.0 million revolving line of credit, which was unused at January 31, 2013.  On March 6, 2013, the 2011 Credit Agreement was replaced by the 2013 Amended Credit Agreement. The 2013 Amended Credit Agreement includes a $650.0 million term loan facility, of which $646.8 million is outstanding at October 31, 2013, and a $200.0 million revolving credit facility, which was unused at October 31, 2013. Further discussion of our credit agreements appears below, under "Credit Agreements".

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. Other than the CTI Merger, we have used cash as consideration for substantially all of our historical business acquisitions, including $10.5 million of cash (net of cash acquired) expended for business acquisitions during the three months ended October 31, 2013. To the extent that we continue this strategy, our future cash requirements and liquidity may be impacted. We may utilize external capital sources, including debt and equity, to supplement our internally generated sources of liquidity as necessary and if available.  We also may consider initiatives to modify the debt and equity components of our current capitalization, as we did in March 2013 by entering into the 2013 Amended Credit Agreement, which amended and restated the 2011 Credit Agreement, or as we did in February 2013 by completing the CTI Merger.

A considerable portion of our operating income is earned outside the United States.  Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (including any long-term portions) held by our subsidiaries outside the United States were $252.0 million and $192.9 million as of October 31, 2013 and January 31, 2013, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in company growth initiatives, including business acquisitions.  We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months and for the foreseeable future.

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

The following table sets forth our cash and cash equivalents, restricted cash and bank time deposits, short-term investments and long-term debt as of October 31, 2013 and January 31, 2013:

	October 31,	January 31,
(in thousands)	2013	2013
Cash and cash equivalents	$237,460	$209,973
Restricted cash and bank time deposits	$8,172	$11,128
Short-term investments	$138,851	$13,593
Long-term debt	$637,356	$570,822

At October 31, 2013, our cash and cash equivalents totaled $237.5 million, an increase of $27.5 million from $210.0 million at January 31, 2013. Our operating activities and financing activities generated $115.0 million and $55.4 million, respectively, of cash during the nine months ended October 31, 2013, which was partially offset by $143.2 million of cash used in investing activities during this period.  Further discussion of these items appears below.

Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the nine months ended October 31, 2013 and 2012:

	Nine Months Ended October 31,
(in thousands)	2013	2012
Net cash provided by operating activities	$115,019	$65,134
Net cash used in investing activities	(143,157)	(14,048)
Net cash provided by (used in) financing activities	55,402	(10,265)
Effect of exchange rate changes on cash and cash equivalents	223	545
Net increase in cash and cash equivalents	$27,487	$41,366

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, adjusted for non-cash items, and working capital changes. Operating activities generated $115.0 million of net cash during the nine months ended October 31, 2013, compared to $65.1 million generated during the nine months ended October 31, 2012.  The increased operating activity cash flow in the current year's period resulted primarily from higher accounts receivable collections from customers and the impact of net income tax refunds of $6.5 million, compared to net income tax payments of $14.8 million in the prior year's period. The net income tax refunds in the current year's period resulted principally from the impact of income tax refunds in Israel associated with prior periods' income tax returns. Operating cash flow activity for the nine months ended October 31, 2013 also included the payment of a $7.2 million investment banking fee associated with the CTI Merger.

Net Cash Used in Investing Activities

During the nine months ended October 31, 2013, our investing activities used $143.2 million of net cash, primarily reflecting $125.5 million of net purchases of short-term investments. We expanded our short-term investing activity during the nine months ended October 31, 2013 to increase returns on funds provided by the period's operating and financing activities. We also made $13.3 million of payments for property, equipment, and capitalized software development costs during this period. During the nine months ended October 31, 2012, our funds were held entirely in cash and cash equivalents and we therefore did not make any purchases of short-term investments during that period.

During the nine months ended October 31, 2012, our investing activities used $14.0 million of net cash, including $14.4 million of payments for property, equipment, and capitalized software development costs. We also made a $0.7 million payment during this period representing a post-closing adjustment to the purchase price of a January 2012 business acquisition. Other investing activities provided $1.1 million of net cash during this period.

As of the date of this report, we have no significant commitments for capital expenditures.

Net Cash Provided by (Used in) Financing Activities

For the nine months ended October 31, 2013, our financing activities provided $55.4 million of net cash. During this period, we borrowed $646.7 million under our 2013 Amended Credit Agreement (gross borrowings of $650.0 million, reduced by a $3.3 million original issuance discount), repaid $576.0 million of outstanding borrowings under our 2011 Credit Agreement, and paid $7.8 million of related debt issuance costs. We also received $10.4 million of cash in connection with the CTI Merger during this period. Other financing activities during the nine months ended October 31, 2013 included payments of $16.1 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and the receipt of $6.4 million of proceeds from exercises of stock options.

During the nine months ended October 31, 2012, our financing activities used $10.3 million of net cash, including $6.1 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and $5.1 million of repayments of borrowings and other financing obligations. Other financing activities provided $0.9 million of net cash during this period.

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

The interest rate on our term loan at October 31, 2013 was 4.00%.

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

The 2013 Amended Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type, which covenants are substantially similar to those in the 2011 Credit Agreement. These covenants include limitations on us and our subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. The revolving credit facility also contains a financial covenant that requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2013 Amended Credit Agreement) of no greater than 5.00 to 1 until January 31, 2015 and no greater than 4.50 to 1 thereafter (the "Leverage Ratio Covenant"). The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2013 Amended Credit Agreement. At October 31, 2013, our consolidated leverage ratio was approximately 2.30 to 1 compared to a permitted consolidated leverage ratio of 5.00 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $110.0 million the minimum EBITDA required to satisfy the leverage ratio covenant given our outstanding debt as of such date.

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

Convertible Preferred Stock

Our capitalization included Series A Convertible Perpetual Preferred Stock originally issued in May 2007. All of the Preferred Stock was originally issued to, and as of February 4, 2013 continued to be held by, CTI. Each outstanding share of our Preferred Stock was canceled upon completion of the CTI Merger on February 4, 2013. As of January 31, 2013, prior to its cancellation, the Preferred Stock had a carrying value of $285.5 million and a liquidation preference and redemption value of $365.9 million.

Contractual Obligations

Our Annual Report on Form 10-K for the year ended January 31, 2013 includes a table summarizing our contractual obligations of approximately $835 million as of January 31, 2013, including approximately $702 million for long-term debt obligations, including projected future interest. This table appears under Item 7, “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” in that report. As described above under "Credit Agreements", in March 2013, we entered into the 2013 Amended Credit Agreement, which, among other things, modified our future debt principal and interest obligations. The 2013 Amended Credit Agreement has increased our long-term debt obligations, including projected future interest, from approximately $702 million at January 31, 2013 to approximately $802 million at October 31, 2013. This increase results primarily from the impact of the larger term loan under the 2013 Amended Credit Agreement compared to the term loan under the 2011 Credit Agreement, partially offset by the impact of a lower projected interest rate under the 2013 Amended Credit Agreement. Details regarding scheduled principal payments for the term loan under the 2013 Amended Credit Agreement, along with further information regarding our long-term debt obligations, are provided in Note 7, "Long-Term Debt" to our condensed consolidated financial statements included in Part I, Item 1 of this report. Other than the impact of this transaction, we believe that our contractual obligations and commercial commitments did not materially change during the nine months ended October 31, 2013.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former shareholders or asset owners of the acquired businesses based upon achievement of performance targets following the acquisition dates. During the three months ended October 31, 2013, we completed two business combinations, both of which included contingent cash consideration arrangements. Please refer to Note 5, “Business Combinations” to our condensed consolidated financial statements included in Part I, Item 1 of this report for information regarding our business combinations.

During the nine months ended October 31, 2013, we made $17.1 million of payments under contingent consideration arrangements. As of October 31, 2013, potential future cash payments under contingent consideration arrangements total $40.1 million, the estimated fair value of which was $10.9 million, of which $10.0 million is included within accrued expenses and other current liabilities, and $0.9 million is included within other liabilities. The performance periods associated with these potential payments extend through January 2015.

Off-Balance Sheet Arrangements

As of October 31, 2013, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2013 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. We believe that our market risk profile did not materially change during the nine months ended October 31, 2013.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2013, our disclosure controls and procedures were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In evaluating whether there were any reportable changes in our internal control over financial reporting during the three months ended October 31, 2013, we determined, with the participation of our Chief Executive Officer and Chief Financial Officer, that there were no changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended October 31, 2013:

Number	Description	Filed Herewith / Incorporated by Reference from
10.1*	Settlement Agreement, dated September 30, 2013, between Verint Systems UK Limited and David Parcell	Filed herewith
10.2*	Consulting Agreement, dated as of October 1, 2013, between Verint Systems UK Limited and David Parcell	Filed herewith
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

VERINT SYSTEMS INC.

December 4, 2013	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

December 4, 2013	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)