Form 10-K
period 2014-01-31
VERINT SYSTEMS INC
filed 2014-03-31
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2013) was approximately $1,900,631,000.

There were 53,614,192 shares of the registrant’s common stock outstanding on March 14, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2014, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements may appear throughout this report, including without limitation, Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and are often identified by future or conditional words such as "will", "plans", "expects", "intends", "believes", "seeks", "estimates", or "anticipates", or by variations of such words or by similar expressions. There can be no assurances that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements. Important risks, uncertainties, assumptions, and other factors that could cause our actual results or conditions to differ materially from our forward-looking statements include, among others:

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

•
risks arising as a result of contingent or other obligations or liabilities assumed in our acquisition of our former parent company, Comverse Technology, Inc. (“CTI”), or associated with formerly being consolidated with, and part of a consolidated tax group with, CTI, or as a result of CTI's former subsidiary, Comverse, Inc. ("Comverse") being unwilling or unable to provide us with certain indemnities or transition services to which we are entitled;

•
risks relating to our ability to successfully implement and maintain adequate systems and internal controls for our current and future operations and reporting needs and related risks of financial statement omissions, misstatements, restatements, or filing delays; and

•	risks associated with changing tax rates, tax laws and regulations, and the continuing availability of expected tax benefits, including those expected as a result of acquisitions.

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

iii

PART I

Item 1. Business

Our Company

Verint® Systems Inc. (together with its consolidated subsidiaries, "Verint", the "Company", "we", "us", and "our", unless the context indicates otherwise) is a global leader in Actionable Intelligence® solutions. Actionable Intelligence is a necessity in a dynamic world of massive information growth because it empowers organizations with crucial insights and enables decision makers to anticipate, respond, and take action. With Verint solutions and value-added services, organizations of all sizes and across many industries can make more timely and effective decisions. Today, more than 10,000 organizations in over 180 countries, including over 80 percent of the Fortune 100, use Verint solutions to improve enterprise performance and make the world a safer place.

Our Actionable Intelligence solutions help organizations address three important challenges: Customer Engagement Optimization; Security Intelligence; and Fraud, Risk, and Compliance. We help our customers capture large amounts of information from numerous data types and sources, use analytics to glean insights from the information, and leverage the resulting Actionable Intelligence to help achieve their customer engagement, enhanced security, and risk mitigation goals.

We have established leadership positions in our respective markets by developing highly-scalable, enterprise-class solutions with advanced, integrated analytics for both unstructured and structured information. Our innovative solutions are developed by a large research and development team, which has led to more than 600 patents and patent applications worldwide. We offer a range of customer services—from initial implementation and training, to consulting and managed services, as well as ongoing customer support and maintenance—to help maximize the value our customers receive from our Actionable Intelligence solutions.

Headquartered in Melville, New York, we support our customers around the globe directly and with an extensive network of selling and support partners.

Company Background

We were incorporated in Delaware in February 1994 and completed our initial public offering (“IPO”) in May 2002. Over the last decade, we have grown our revenue every year and expanded our portfolio of Actionable Intelligence solutions through a combination of organic innovation and acquisitions.

We have three operating segments: Enterprise Intelligence Solutions™ ("Enterprise Intelligence"), Communications and Cyber Intelligence Solutions™ ("Communications Intelligence"), and Video and Situation Intelligence Solutions™ ("Video Intelligence"), each of which is described in greater detail below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7. See also Note 18, "Segment, Geographic, and Significant Customer Information" to our consolidated financial statements included under Item 8 of this report for additional information and financial data about each of our operating segments and geographic regions.

On February 4, 2013, we successfully completed the acquisition of our former parent company, CTI, eliminating its majority ownership and control of us. Our acquisition of CTI is described in greater detail in Note 4, “Merger with CTI” to our consolidated financial statements included under Item 8 of this report.

On February 3, 2014, we completed the acquisition of KANA Software, Inc. and its subsidiaries through the merger of KANA Software, Inc.’s parent holding company, Kay Technology Holdings, Inc. (collectively, “KANA”) with a subsidiary of ours. KANA has since become part of our Enterprise Intelligence segment. Our acquisition of KANA is described in greater detail below under “Recent Developments.”

On March 31, 2014, we completed the acquisition of all of the outstanding shares of UTX Technologies Limited (“UTX”), a provider of certain mobile device tracking solutions for security applications. Our acquisition of UTX is described in greater detail below under “Recent Developments.”

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

Our Market—Actionable Intelligence

Actionable Intelligence is a necessity in a dynamic world of massive information growth because it empowers organizations with crucial insights and enables decision makers to anticipate, respond, and take action. Customers are now more aware of the value they can create by using insights gleaned from large data sets. The amount and types of structured and unstructured data available to customers is growing rapidly and presents new and increasing challenges and complexities. At the same time, organizations that are able to generate Actionable Intelligence from big data are better positioned to create value and achieve their strategic objectives.

Verint has been focused on Actionable Intelligence for more than a decade. Our solutions address three areas of the market:

•	Customer Engagement Optimization—solutions that help organizations enhance customer loyalty, increase revenue, mitigate risk and manage operational costs.

•	Security Intelligence—solutions that help organizations prevent, neutralize, and investigate crime and terror, as well as protect people and property.

•	Fraud, Risk and Compliance—solutions that help organizations prevent loss, comply with regulations, investigate cyber and financial crime, and protect private information.

Customer Engagement Optimization

We are a leading provider of Customer Engagement Optimization software and services that help organizations transform customer engagements to drive better business outcomes by enhancing loyalty, increasing revenue, mitigating risk, and managing operational costs. Our Customer Engagement Optimization solutions provide our customers with Actionable Intelligence to optimize the workforce, improve processes, and enrich customer interactions in order to achieve important strategic objectives. These solutions are implemented in industries that have significant customer service operations, such as insurance, banking and brokerage, telecommunications, media, retail, public services, and hospitality.

Historically, as organizations have looked to engage with their customers more effectively and to address evolving communication channels and changing expectations, they have been forced to purchase multiple point solutions from different vendors, creating integration challenges. Even if such point solutions are able to be integrated, we believe they often do not work together optimally or in a unified manner. As a result, we believe that organizations can benefit from deploying a comprehensive Customer Engagement Optimization solution that includes both enterprise workforce optimization and multichannel customer service capabilities from a single provider. As organizations take a more strategic approach to customer sales and service, they will be better positioned to gain a competitive advantage, build more meaningful customer and employee engagement, reduce operating costs, and increase revenue and customer loyalty.

We believe the key trends driving demand for Customer Engagement Optimization solutions include:

•
Consumers expecting a more personalized and consistent experience across service channels. The manner in which consumers obtain customer service has evolved from traditional call centers and in-store visits, to multichannel customer engagement centers that include web self-service and digital communications, such as email, chat, and social media. Today, consumers select service channels based on a number of factors, including which channels are available, their experiences with those channels, personal preference, and the type of service issue at hand. Often they use multiple channels for the same service-related issue, initially starting with a digital channel and ending with the call center or vice versa. Consumer expectations are changing rapidly as organizations provide them with more interaction channels than ever before. We believe consumers have come to expect a consistent, contextual, and personalized experience across these channels, and therefore, organizations are seeking Customer Engagement Optimization solutions to achieve better business outcomes.

•
Customer-centric organizations increasingly looking for the ability to aggregate, analyze, and act on big data to enhance operational efficiencies, build customer loyalty, and drive profitability. Today’s organizations have a significant amount of structured and unstructured customer, workforce, and other business data that is typically generated from numerous departments and multiple systems across the enterprise. We believe that customer-centric organizations are increasingly seeking Customer Engagement Optimization solutions that allow them to collect and analyze intelligence across different service channels and sources to gain a better understanding of the performance of their workforce, the effectiveness of their service processes, the quality of their interactions, and changing customer behaviors. When captured, analyzed, and acted upon, organizations can use this Actionable Intelligence to help achieve important strategic objectives, such as gaining a holistic view of customer service effectiveness, improving customer engagement, enhancing loyalty, maximizing revenue, reducing operational costs, and mitigating risk.

Security Intelligence

We are a leading provider of Security Intelligence solutions. Our solutions are implemented in a variety of sectors, such as government, law enforcement, transportation, critical infrastructure, and commercial organizations.

We believe that terrorism, criminal activities, cyber-attacks, and other security threats, combined with new and more complex security challenges, are driving demand for innovative solutions that can enhance security through the extensive use of Actionable Intelligence to help anticipate, prepare, and respond to security threats.

We believe that the key trends driving demand for Security Intelligence solutions include:

•
Communications Intelligence—increasing complexity of communications networks and demand for advanced intelligence and investigative solutions. Law enforcement, national security, and intelligence agencies worldwide are responsible for investigations related to criminal, national security and terrorist networks, drug trafficking, financial crimes, and other illegal activities. Such investigations require highly complex methods and often involve collecting and analyzing information from multiple sources, including communications networks. Further, in many countries, communications service providers are mandated by government regulation to satisfy certain technical requirements for delivering communication content and data to law enforcement and government authorities, and we believe that the increasing complexity of communications networks coupled with the need for communications intelligence are creating demand for Actionable Intelligence solutions.

•
Cyber Security—increased threat of cyber-attacks and demand for innovative solutions to protect networks. Over the last few years, cyber security has become a growing concern, and many countries around the world are seeking tools to detect and help prevent cyber-attacks. In a world of growing connectivity, the Internet, and the proliferation of IP networks, protecting the end points of the network from cyber-attacks is no longer sufficient, and the network itself has become key to an effective cyber security program. For example, there is a growing need not just to protect networks from malicious intrusion, but also to identify malware that already exists in the network and to investigate cyber-attacks and determine who is behind the attacks and why. We believe that countries around the world are seeking innovative cyber security solutions that capture and analyze network traffic and that glean insights from the data to detect malware and help prevent and investigate cyber-attacks.

•
Situation Management—demand for innovative IP-based video and integrated situation management solutions. The physical security market continues to experience a technology transition from relatively passive analog CCTV video systems that use analog equipment and closed networks and generally provide only basic video recording and viewing, to more sophisticated, proactive, network-based IP video systems that use video management software to efficiently collect, manage, and analyze large amounts of video over networks. In addition, in the physical security market, there is a need to aggregate data from many other non-video sensors, including access control, intrusion detection, and other security sensors to allow centralized monitoring and more effective prevention of and response to security events. We believe that situation management solutions that aggregate data from multiple sensors and security systems and leverage Actionable Intelligence can effectively address these security needs.

•
Homeland Security (HLS)—demand for innovative, integrated solutions that combine situation management, communications and cyber intelligence, and facilitate collaboration across security and law enforcement agencies. We believe that government organizations, in connection with safe city, border control, transportation security, critical infrastructure, and other large-scale security initiatives, are interested in deploying innovative security solutions that fuse data from a wide range of security systems and intelligence sources to enable efficient information correlation and analysis; rapid, rules-based alerts and action; and the ability to share information easily within and across agencies to facilitate timely response and investigation. We believe that Actionable Intelligence presents an opportunity for HLS agencies to implement solutions that enhance security and public safety, while reducing operating costs.

Fraud, Risk, and Compliance

Verint is an innovator and global provider of Fraud, Risk, and Compliance solutions. Our solutions are implemented across many industries, including financial services, retail, and telecommunications service providers.

We believe that enterprise organizations are looking to generate Actionable Intelligence to identify and prevent fraud, mitigate risk, and help ensure compliance with legal, regulatory, and internal requirements. Organizations across industries face the challenge of identifying fraud and non-compliance driven by the significant growth in information and the development of more sophisticated methods of attack that require advanced solutions to detect, mitigate, and prevent such breaches. The consequences of fraud and non-compliance extend far beyond direct financial loss to serious risks associated with information breaches that can harm both customers and organizations, leading to reputation damage, customer attrition, and in some cases significant fines and personal liability for senior executives.

We believe that the key trends driving demand for Fraud, Risk, and Compliance solutions include:

•
Ongoing fraud intensified by new vulnerabilities and sophisticated methods of attack. Fraud can take different forms across industries, and organizations must be prepared to address these risks effectively. Many of these risks are fueled by new system vulnerabilities and the rise of more sophisticated methods of attack. For example, in financial services, call center fraud has resulted in the demand for new solutions based on voice biometrics and predictive analytics to help authenticate customers. In retail, where profit margins are narrow, organizations are seeking solutions to investigate suspicious activities and reduce theft in their stores. We believe that organizations are seeking new analytical solutions that can analyze a wide range of information to better mitigate fraud and effectively manage risk.

•
Organizations seeking innovative solutions to respond to rapidly-evolving legal and regulatory compliance requirements. With the ever-changing nature of financial and other laws, rules, and regulations—such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the Payment Card Industry Data Security Standard (PCI DSS)—organizations face a tremendous challenge with legal and regulatory compliance requirements. Consumer financial protection is growing across the globe, with costly, large-scale remediation activities and significant financial penalties mandated for infractions. While organizations often have detailed processes and procedures for their employees to follow in support of regulatory requirements, we believe that many lack the tools to adequately capture and analyze the actual behavior of employees across the enterprise, exposing these organizations to significant risk. We believe that organizations are looking to evolve their practices and tools that support these areas, and that new, sophisticated compliance solutions can help them address these requirements, mitigate risks, and make the necessary adjustments as regulations and other requirements continue to evolve.

Our Strategy

Our strategy to further enhance our position as a leading provider of Actionable Intelligence solutions worldwide includes the following key elements:

•
Continue to drive the development of Actionable Intelligence solutions for unstructured data. We were a pioneer in the development of solutions that help commercial businesses and governmental organizations derive intelligence from both structured and unstructured data. We intend to continue to drive the adoption of our Actionable Intelligence vision and solutions by building the Verint brand; expanding our portfolio of Customer Engagement Optimization, Security Intelligence, and Fraud, Risk, and Compliance solutions delivered from a single provider; leveraging our large installed base of customers; and offering services that help our customers maximize their investments in our solutions.

•
Maintain market leadership through innovation and customer centricity. We believe that to compete successfully we must continue to introduce solutions that better enable customers to derive Actionable Intelligence from their structured and unstructured data. In order to do this, we intend to continue to make significant investments in research and development, protect our intellectual property through patents and other means, and maintain regular dialog with our customer base in order to anticipate and understand their business objectives and requirements.

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

Our Operating Segments

We conduct our business through three operating segments—Enterprise Intelligence, Communications and Cyber Intelligence, and Video and Situation Intelligence. Organizing our business through three operating segments allows us to align our resources and domain expertise to effectively address the Actionable Intelligence market. We address the Customer Engagement Optimization market opportunity through solutions from our Enterprise Intelligence segment. We address the Security Intelligence market opportunity through solutions from our Communications and Cyber Intelligence segment and Video and Situation Intelligence segment, and we address the Fraud, Risk, and Compliance market opportunity through solutions from all three operating segments. Below is a summary of the solutions included in each of our segments.

The Enterprise Intelligence Segment

Our Enterprise Intelligence solutions are primarily marketed under the Impact 360® and KANA brands. Our solutions are implemented on customer premises and/or are available in a hosted model. The following tables summarize our portfolio of workforce optimization and customer service solutions that comprise our Enterprise Intelligence segment.

Workforce Optimization Solutions

SOLUTION	DESCRIPTION
Quality Monitoring
Records multimedia interactions and provides sophisticated interaction assessment functionality, including intelligent evaluation forms and automatic delivery of calls for evaluation according to quotas or contact-related criteria, to help enterprises evaluate and improve the performance of customer service staff.

Full-Time and Compliance Recording
Provides contact center recording for compliance, sales verification, and monitoring in IP, traditional TDM, and mixed telephony environments. Includes encryption capabilities to help support the Payment Card Industry Data Security Standard and other regulatory requirements for protecting sensitive data, and to help trading room floors and related financial environments with their compliance mandates.

Voice Biometrics/Fraud Detection
Helps reduce risk and fraud-related loss by enabling contact centers to screen incoming calls and detect known fraudster voices, without disrupting the customer experience. Incorporates passive voice biometrics and predictive analytics to profile and recognize the unique vocal characteristics, or “voiceprints,” of callers.

Voice of the Customer Analytics (Speech Analytics, Text Analytics, Enterprise Feedback Management)
Speech Analytics: analyzes call content for the purpose of proactively identifying business trends, building effective cost containment and customer service strategies, and enhancing quality monitoring programs.

Text Analytics: analyzes structured and unstructured data in multiple text sources, including email, chat sessions, blogs, contact center notes, white mail, survey comments, and social media channels. Provides enterprises with a better understanding of customer sentiment, corporate image, competitors, and other market factors for more effective decision making.

Enterprise Feedback Management: provides enterprise-wide customer feedback capabilities via surveys and online communities to centralize and simplify survey management, deployment, and analysis across multiple survey platforms, including email, social media, mobile devices, and Interactive Voice Response ("IVR"). Delivers a more holistic view of customer—as well as employee—sentiments, behaviors, and experiences to enable better decisions for increasing satisfaction, loyalty, and value.

Workforce Management
Helps enterprises forecast staffing requirements, deploy the appropriate level of resources, and evaluate the productivity of their customer service staff. Incorporates employee skills into staffing capacity models to help align resources to the type of work forecasted. Also includes optional strategic planning capabilities.

Desktop and Process Analytics	Captures information from customer service employee interactions with their desktop applications to provide insights into productivity, training requirements, process adherence, and bottlenecks.
Performance Management
Provides a comprehensive view of key performance indicators ("KPIs") with performance scorecards and reports on customer interactions, customer experience trends, and contact center, back-office, branch, and customer service staff performance.

eLearning and Coaching
Enables enterprises to deliver web-based training to customer service staff desktops, including learning clips created from recordings and other customized materials targeted to staff needs and competencies. Features automated coaching capabilities that provide employees with personalized guidance on how to improve their performance and extend their skills.

Public Safety Workforce Optimization
Includes quality assurance, forecasting and scheduling, speech analytics, performance scorecards, citizen surveys, incident investigation and analytics, and full-time and compliance recording solutions under the Audiolog™ brand. Allows first responders (i.e., police, fire departments, emergency medical services) to deploy workforce optimization solutions to record, manage, and act on incoming assistance requests and related data.

Customer Service Solutions

SOLUTION	DESCRIPTION
Agent Desktop
Responds to the needs of agents during service interactions by providing access to the contextual knowledge, applications, and tools needed to resolve inquiries, all from the same screen. Guides agents to relevant products or services quickly, provides up-to-date contextual information to match customers’ needs, and suggests best next actions in context to customer sales/service queries. Features extensive integration capabilities that enable real-time interaction with telephony systems (CTI, IVR, ACD) and external information sources to provide the right information to the right agent at the right time.

Case Management
Delivers dynamic process flows to handle the full lifecycle of customer cases. Supports unstructured and ad hoc requests via a process engine and managed via service-level agreements (SLAs), and leverages enterprise knowledge management that provides access to information relevant to the context of the case and customer profile.

Email Management
Enables users to efficiently manage email communications and help meet customer expectations by providing rapid, intelligent handling of large volumes of email. Features enhanced pre-processing, routing, and delivery of inbound email to the correct user group. Provides agents with available information and tools, including templates and knowledgebase articles, to provide efficient, high-quality responses.

Knowledge Management
Provides access to information contextually to make searches and services targeted and efficient. Allows organizations to provide consistent answers to customers’ queries, regardless of channel (i.e., phone, web, email, mobile, social). Proactively applies and presents relevant knowledge to agents or customers.

Live Chat
Enables customers to chat with agents over the web to get assistance with online activities and other service requests. Allows multiple concurrent chats and offers proactive features to invite customers to chat based on predetermined criteria. Supports chat from mobile devices.

Co-Browse
Allows customers and agents to share computer screens, so agents can guide customers through activities. Helps increase the use of web self-service and decrease abandonment. Provides access to customer profiles for views into previous interactions that may affect current inquiries.

Experience Analytics
Enables organizations to listen, monitor, analyze, and respond to social media posts and interactions on direct channels. Leverages natural language processing and categorizes for topics and sentiment. Delivers analytics that are automated and contextual, and allows agents to access case histories and context-based knowledge pertaining to the topic of the post.

Web Self-Service
Features knowledge-based processes that help customers navigate the web more effectively and swiftly to the products and information that best meet their needs. Understands users’ language (using intelligent natural language search) and the context of searches—i.e., customer profile, location-related products and services.

Experience Community
Provides a forum for a company's customers and employees to come together and exchange information. Enables customers to interact with each other to share experiences, and enables agents to contribute or add insight to the process. Allows customers to leverage community knowledge to resolve issues, which increases zero-contact resolution by taking advantage of crowd sourcing.

The Communications and Cyber Intelligence Segment

Our Communications and Cyber Intelligence solutions are marketed under the RELIANT™, VANTAGE®, STAR-GATE™, ENGAGE™, FOCAL-INFO™, CYBERVISION™, SIC™, and VIGIA® brand names. The following table summarizes our portfolio of Communications and Cyber Intelligence solutions.

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

Communications Service Provider Compliance
Enables communication service providers to collect and deliver to government agencies specific call-data records and call-content information in compliance with CALEA, ETSI, and other compliance regulations and standards. Includes a scalable warrant and subpoena management system for efficient, cost-effective administration of legal warrants across multiple networks and sites.

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

Tactical Communications Intelligence	Provides portable communications off-air interception and location tracking capabilities for local use or integration with centralized monitoring systems to support tactical field operations.
Cyber Security	Designed to provide network-based cyber security, including malware detection capabilities for high-speed networks, for national cyber protection organizations.

The Video and Situation Intelligence Segment

Our Video and Situational Intelligence solutions are marketed under the Nextiva® brand. The following table summarizes our portfolio of Video and Situation Intelligence solutions.

SOLUTION	DESCRIPTION
Physical Security Information Management (PSIM)
Provides unified visualization, workflow, and reports on alarms and incidents across business and security systems, including third-party products—such as access control, video, intrusion, fire and public safety, first responder, and other mobile device systems—to improve response times, effectiveness, total cost of ownership, and future extensibility as security and safety needs evolve.

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

Video Analytics
Analyzes video content to automatically detect anomalies and activities of interest, such as perimeter intrusion, unattended objects, camera tampering, and vehicles moving in the wrong direction. Offers advanced analytics that integrate facial recognition and license plate recognition capabilities with POS, ATM, and teller transactions in retail store and branch bank environments. Includes industry-specific analytics applications focused on the behavior of people in retail and other environments.

Network Video Recorders	Performs networked video recording utilizing secure, embedded operating systems and market-specific data integrations for applications that require local storage, as well as remote networking.

Customer Services

We offer a range of customer services, including implementation and training, consulting and managed services, and maintenance support, to help our customers maximize their return on investment in our solutions.

Implementation and Training

Our solutions are implemented by our service organizations, authorized partners, resellers, or customers. Our implementation services include project management, system installation, and commissioning, including integrating our solutions with our customers’ environments and third-party solutions. Our training programs are designed to enable our customers to effectively use our solutions and to certify our partners to sell, install, and support our solutions. Customer and partner training is provided at the customer site, at our training centers around the world, and/or remotely online.

Consulting and Managed Services

Our management consulting capabilities include business strategy, process excellence, performance management, and project and program management, and are designed to help our customers maximize the value of our solutions in their own environments. We also offer managed services delivered on a subscription basis to help our customers gain further value from their investments in our technology and minimize the need for additional resources. Our managed services enable us to help ensure customers effectively manage our solutions and maximize the business insights produced, heighten customer engagement, and create strong relationships working together in the process.

Maintenance Support

We offer a range of customer maintenance support programs to our customers and resellers, including phone, web, and email access to technical personnel up to 24-hours-a-day, seven-days-a-week. Our support programs are designed to help ensure long-term, successful use of our solutions. We believe that customer support is critical to retaining and expanding our customer base. Our Enterprise Intelligence solutions are sold with a warranty of generally one year for hardware and 90 days for software. Our Communications Intelligence solutions and Video Intelligence solutions are sold with warranties that typically range from 90 days to three years and, in some cases, longer. In addition, customers are typically provided the option to purchase maintenance plans that provide a range of services, such as telephone support, advanced replacement, upgrades when and if available, and on-site repair or replacement. Currently, the majority of our maintenance revenue is related to our Enterprise Intelligence solutions.

Direct and Indirect Sales

We sell our solutions through our direct sales teams and indirect channels, including distributors, systems integrators, value-added resellers ("VARs"), and OEM partners. Approximately half of our overall sales are made through partners, distributors, resellers, and system integrators.

Each of our solutions is sold by trained, dedicated, regionally-organized direct and indirect sales teams. Our direct sales teams are focused on large and mid-sized customers and, in many cases, co-sell with our other channels and sales agents. Our indirect sales teams are focused on developing and supporting relationships with our indirect channels, which provide us with broader market coverage, including access to their customer base, integration services, and presence in certain geographies and vertical markets. Our sales teams are supported by business consultants, solutions specialists, and pre-sales engineers who, during the sales process, help determine customer requirements and develop technical responses to those requirements. While we sell directly and indirectly in all three of our segments, sales of our Video Intelligence solutions are primarily indirect, and sales of our Communications Intelligence solutions are primarily direct. See "Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—If we are unable to maintain our relationships with third parties that market and sell our products, our business and ability to grow could be materially adversely affected" under Item 1A of this report.

Customers

Our solutions are used by more than 10,000 organizations in over 180 countries. In the year ended January 31, 2014, we derived approximately 55%, 32%, and 13% of our revenue from the sale of our Enterprise Intelligence solutions, Communications Intelligence solutions, and Video Intelligence solutions, respectively. In the year ended January 31, 2013, we derived approximately 58%, 28%, and 14% of our revenue from the sale of our Enterprise Intelligence solutions, Communications Intelligence solutions, and Video Intelligence solutions, respectively. In the year ended January 31, 2012, we derived approximately 56%, 26%, and 18% of our revenue from the sale of our Enterprise Intelligence solutions, Communications Intelligence solutions, and Video Intelligence solutions, respectively. We are party to contracts with customers in each of our segments, the loss of which could have a material adverse effect on the segment.

In the year ended January 31, 2014, we derived approximately 56%, 20%, and 24% of our revenue from sales to end users in the Americas, in Europe, the Middle East and Africa ("EMEA"), and in the Asia-Pacific region ("APAC"), respectively. In the year ended January 31, 2013, we derived approximately 55%, 24%, and 21% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively. In the year ended January 31, 2012, we derived approximately 53%, 27%, and 20% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively. See also Note 18, “Segment, Geographic, and Significant Customer Information” to our consolidated financial statements included under Item 8 of this report for additional information and financial data about each of our operating segments and geographic regions.

For the year ended January 31, 2014, approximately one quarter of our business was generated from contracts with various governments around the world, including local, regional, and national government agencies. Due to the unique nature of the terms and conditions associated with government contracts generally, our government contracts may be subject to renegotiation or termination at the election of the government customer. Some of our customer engagements require us to have security credentials or to participate in projects through an approved legal entity.

Seasonality and Cyclicality

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors. Our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter. Moreover, revenue and operating income in the first quarter of a new year may be lower than in the fourth quarter of the preceding year, potentially by a significant margin. In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that these seasonal and cyclical factors primarily reflect customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for our sales personnel. While seasonal and cyclical factors such as these are common in the software and technology industry, this pattern should not be considered a reliable indicator of our future revenue or financial performance. Many other factors, including general economic conditions, also have an impact on our business and financial results. See "Risk Factors" under Item 1A of this report for a more detailed discussion of factors which may affect our business and financial results.

Research and Development

We continue to enhance the features and performance of our existing solutions and to introduce new solutions through extensive research and development activities, including the development of new solutions, the addition of capabilities to existing solutions, quality assurance, and advanced technical support for our customer services organization. In certain instances, primarily in our Communications and Cyber Intelligence segment, we may customize our products to meet the particular requirements of our customers. Research and development is performed primarily in the United States, Israel, the United Kingdom, Ireland, the Netherlands, and Indonesia for our Enterprise Intelligence segment; in Israel, Germany, Brazil, Cyprus, and Bulgaria for our Communications Intelligence segment; and primarily in Canada, Israel, and the United States for our Video Intelligence segment.

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

To support these efforts, we make significant investments in research and development every year. In the years ended January 31, 2014, 2013, and 2012, we spent approximately $126.5 million, $115.9 million, and $111.0 million, respectively, on research and development, net. We allocate our research and development resources in response to market research and customer demand for additional features and solutions. Our development strategy involves rolling out initial releases of our products and adding features over time. We incorporate product feedback received from our customers into our product development process. While the majority of our products are developed internally, in some cases, we also acquire or license technologies, products, and applications from third parties based on timing and cost considerations. See "Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products and components, we rely on a limited number of suppliers, manufacturers, and partners and if these relationships are interrupted we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all" under Item 1A of this report.

As noted above, a significant portion of our research and development operations is located outside the United States. Historically, we have also derived benefits from participation in certain government-sponsored programs, including those of the Israeli Office of the Chief Scientist ("OCS") and in other jurisdictions, for the support of research and development activities conducted in those locations. The Israeli law under which these OCS grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel without permission from the OCS. See "Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—Because we have significant foreign operations, we are subject to geopolitical and other risks that could materially adversely affect our business" and "Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—Conditions in and our relationship to Israel may materially adversely affect our operations and personnel and may limit our ability to produce and sell our products or engage in certain transactions" under Item 1A of this report for a discussion of risks associated with our foreign operations.

Manufacturing and Suppliers

We rely on both our internal manufacturing and assembly operations, as well as several unaffiliated manufacturing subcontractors, to produce our hardware products and solutions. Our internal manufacturing and assembly operations consist primarily of installing our software on externally purchased hardware components, final assembly, and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies, and systems. We also perform system integration functions prior to shipping turnkey solutions to our customers. Our internal manufacturing and assembly operations are performed primarily in our German, Israeli, and Cypriot facilities for our Communications Intelligence solutions, and in our Canadian facilities for certain of our Video Intelligence solutions. Our Enterprise Intelligence solutions are substantially all software and do not require any internal manufacturing. For substantially all other manufacturing, we rely on several unaffiliated manufacturing subcontractors for the supply of specific proprietary components and assemblies that are incorporated in our products, as well as for certain other manufacturing and assembly operations activities that we outsource. Although we have occasionally experienced delays and shortages in the supply of proprietary components in the past, we have, to date, been able to obtain adequate supplies of all components in a timely manner from alternative sources, when necessary. See "Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products and components, we rely on a limited number of suppliers, manufacturers, and partners and if these relationships are interrupted, we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all" under Item 1A of this report for a discussion of risks associated with our manufacturing operations and suppliers.

Employees

As of January 31, 2014, we employed more than 3,400 professionals, including certain contractors, with approximately 46%, 31%, 14%, and 9% of our employees and contractors located in the Americas, Israel, EMEA (excluding Israel), and APAC, respectively. In February 2014, we completed our acquisition of KANA and in March 2014, we completed our acquisition of UTX. Following the closing of these acquisition transactions, we employ more than 4,400 professionals in total.

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

Patents

As of January 31, 2014, we had more than 600 patents and patent applications worldwide. We have accumulated a significant amount of proprietary know-how and expertise in developing Actionable Intelligence solutions. We regularly review new areas of technology related to our businesses to determine whether they can and should be patented.

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
We license our products in a format that does not permit users to change the software code. See "Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products and components, we rely on a limited number of suppliers, manufacturers, and partners and if these relationships are interrupted we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all" under Item 1A of this report.

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

Trademarks and Service Marks

We use various trademarks and service marks to protect the marks used in our business. We also claim common law protections for other marks we use in our business. Competitors and other companies could adopt similar marks or try to prevent us from using our marks, consequently impeding our ability to build brand identity and possibly leading to customer confusion. See "Risk Factors—Risks Related to Our Business—Intellectual Property and Data/Systems Security—Our intellectual property may not be adequately protected" under Item 1A of this report for a more detailed discussion regarding the risks associated with the protection of our intellectual property.

Competition

We face strong competition in all of our markets, and we expect that competition will persist and intensify.

In our Enterprise Intelligence segment, our competitors include Aspect Software, Inc., eGain Corporation, Genesys Telecommunications, NICE Systems Ltd. (“NICE”), and Pegasystems Inc., and divisions of larger companies, including Oracle Corporation and Salesforce.com, Inc., along with many smaller companies, which can vary across regions. In our Communications Intelligence segment, our primary competitors include BAE Systems, FireEye, Inc., JSI Telecom, NICE, Rohde and Schwarz, RSA NetWitness (a business unit of EMC Corporation), and SS8, Inc., along with a number of smaller companies and divisions of larger companies that compete with us in certain regions or only with respect to portions of our product portfolio. In our Video Intelligence segment, our competitors include American Dynamics (a business unit of Tyco), Avigilon Corporation, Genetec Inc., March Networks Corporation (a business unit of Infinova Ltd.), Milestone Systems A/S, and NICE, and divisions of larger companies, including Bosch Security Systems, Honeywell International Inc., and United Technologies Corp., along with many smaller companies, which can vary across regions.

In each of our operating segments, we believe that we compete principally on the basis of:

•	product performance and functionality;

•	product quality and reliability;

•	breadth of product portfolio and pre-defined integrations;

•	global presence and high-quality customer service and support;

•	specific industry knowledge, vision, and experience; and

•	price.

We believe that our success depends primarily on our ability to provide technologically advanced and cost-effective solutions and services. Some of our competitors have superior brand recognition and significantly greater financial or other resources than we do. We expect that competition will increase as other established and emerging companies enter our markets or we enter theirs, and as new products, services, and technologies are introduced, such as SaaS. In addition, consolidation is common in our markets and has in the past and may in the future improve the position of our competitors. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—Intense competition in our markets and competitors with greater resources than us may limit our market share, profitability, and growth” under Item 1A of this report for a more detailed discussion of the competitive risks we face.

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

Recent Developments

As previously disclosed, on January 6, 2014, we entered into an agreement and plan of merger with KANA (the “KANA Merger Agreement”).  On February 3, 2014, we completed the merger with KANA (the “KANA Merger”).

The closing of the KANA Merger was subject to a number of conditions, including, among others, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). On January 15, 2014, early termination of the waiting period under the HSR Act was granted by the U.S. Federal Trade Commission.

In connection with the acquisition of KANA, on February 3, 2014, we borrowed $125.0 million under our revolving credit facility and entered into Amendment No. 1 to our Amended and Restated Credit Agreement, dated as of March 6, 2013 (as amended, the "2013 Amended Credit Agreement"), pursuant to which we incurred, on such date, $300.0 million of incremental term loans (the “2014 Term Loans”). The net proceeds of these borrowings were used to fund a portion of the KANA purchase price.

On February 3, 2014, we also entered into Amendment No. 2 to the 2013 Amended Credit Agreement which, among other things, (i) permits us to increase the permitted amount of additional incremental term loans and revolving credit commitments under the 2013 Amended Credit Agreement (beyond the 2014 Term Loans borrowed under Amendment No. 1) by up to $200.0 million plus an additional amount such that the First Lien Leverage Ratio (as defined in Amendment No. 2) would not exceed the specified maximum ratio set forth therein, (ii) increased the size of certain negative covenant basket carve-outs, (iii) permits us to issue Permitted Convertible Indebtedness (as defined in Amendment No. 2), and (iv) permits us to refinance all or a portion of any existing class of term loans under the 2013 Amended Credit Agreement with replacement term loans.

Further, on February 3, 2014, we entered into Amendment No. 3 to the 2013 Amended Credit Agreement which extended by one year, to January 31, 2016, the step-down date of the leverage ratio covenant applicable to our revolving credit facility and, subject to the effectiveness date of Amendment No. 4 (as defined below), repriced the interest rate applicable to borrowings under the revolving credit facility to the interest rate applicable to the 2014 Term Loans.

On March 7, 2014, we entered into Amendment No. 4 to our 2013 Amended Credit Agreement to, among other things, reprice the interest rate applicable to the 2013 Term Loans to the interest rate applicable to the 2014 Term Loans. The repricing of the interest rate applicable to borrowings under the revolving credit facility contemplated by Amendment No. 3 became effective on March 7, 2014, upon the effectiveness of Amendment No. 4.

On March 31, 2014, we completed the acquisition of all of the outstanding shares of UTX, a provider of certain mobile device tracking solutions for security applications, from UTX Limited. UTX Limited was our supplier of these products to our Communications Intelligence operating segment prior to the transaction. The purchase price consisted of $82.9 million of cash paid at closing, subject to adjustment, and we agreed to make potential additional future cash payments to UTX Limited of up to $1.5 million, contingent upon the achievement of certain performance targets over the period from closing through June 30, 2014. The cash paid at closing was funded with cash on hand.

Further details regarding the KANA Merger, the amendments to our 2013 Amended Credit Agreement, and the UTX acquisition transaction appear in Note 19, “Subsequent Events” to our consolidated financial statements included under Item 8 of this report.

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

Our business is subject to risks arising from adverse changes in domestic and global economic conditions. Slowdowns, recessions, economic instability, political unrest, armed conflicts, or natural disasters around the world may cause companies and governments to delay, reduce, or even cancel planned spending. In particular, declines in information technology spending and limited or reduced government budgets have affected the markets for our solutions in both the enterprise intelligence market and the security intelligence market in certain periods and in certain regions.  For the year ended January 31, 2014, approximately one quarter of our business was generated from contracts with various governments around the world, including national, regional, and local government agencies. We expect that government contracts will continue to be a significant source of our revenue for the foreseeable future. Customers or partners who are facing business challenges or liquidity issues are also more likely to delay purchase decisions or cancel orders, as well as to delay or default on payments. If customers or partners significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected.

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

We face aggressive competition from numerous and varied competitors in all of our markets, making it difficult to maintain market share, remain profitable, invest, and grow.  We are also encountering new competitors as we expand into new markets. Our competitors may be able to more quickly develop or adapt to new or emerging technologies, better respond to changes in customer requirements or preferences, or devote greater resources to the development, promotion, and sale of their products.  Some of our competitors have, in relation to us, longer operating histories, larger customer bases, longer standing relationships with customers, superior brand recognition, and significantly greater financial, technical, marketing, customer service, public relations, distribution, or other resources, especially in new markets we may enter. Consolidation among our competitors may also improve their competitive position. In recent years, several companies significantly larger than we are have also entered or increased their presence in our markets through internal development, partnerships, and acquisitions, and we have encountered larger competitors as we have expanded into new markets.  We also face competition from solutions developed internally by our customers or partners.  To the extent that we cannot compete effectively, our market share and, therefore, results of operations could be materially adversely affected.

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

Our emphasis on larger solution sales also requires greater expertise in sales execution and transaction implementation than more basic product sales, including in establishing and maintaining appropriate contacts and relationships with customers and partners, product development, project management, staffing, integration, services, and support. Additionally, after the completion of a solution sale or the sale of a more sophisticated product in general, our customers or partners may need assistance from us in making use of the full functionality of these solutions or products, in realizing all of their benefits, or in implementation generally. If we are unable to assist our customers and partners in realizing the benefits they expect from our solutions and products, demand for our solutions and products may decline and our operating results may suffer.

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

We depend on the continued services of our executive officers and other key personnel. In addition, in order to continue to grow effectively, we need to attract and retain new employees who understand and have experience with our products, services, and markets, including new markets we may enter. The market for such personnel is competitive in the geographies in which we operate. If we are unable to attract and retain qualified employees, on reasonable economic and other terms or at all, our ability to operate and grow our business could be impaired.

Because we have significant foreign operations, we are subject to geopolitical and other risks that could materially adversely affect our business.

We have significant operations outside the United States, including sales, research and development, manufacturing, customer support, and administrative services. The countries in which we have our most significant foreign operations include Israel, the United Kingdom, Canada, Brazil, India, Germany, Indonesia, the Netherlands, and Cyprus, and we intend to continue to expand our operations internationally. We believe our business may suffer if we are unable to successfully expand into new regions, as well as maintain and expand existing foreign operations. Our foreign operations are, and any future foreign expansion will be, subject to a variety of risks, many of which are beyond our control, including risks associated with:

•	foreign currency fluctuations;

•	political, security, and economic instability or corruption in foreign countries;

•
compliance with laws prohibiting improper payments or offers of payments for the purposes of obtaining or retaining business in non-U.S. jurisdictions, including the U.S. Foreign Corrupt Practices Act and similar laws of the United States and other countries;

•
changes in and compliance with local laws and regulations, including trade compliance laws, data privacy laws, gift policies, tax laws, labor laws, employee benefits, customs requirements, currency restrictions, and other requirements;

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

Any or all of these factors could materially adversely affect our business or results of operations.

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

Our strategy is to continue to invest in, enhance, and secure our business and operations and grow, both organically and through acquisitions.  Investments in, among other things, new markets, new products, solutions, and technologies, research and development, infrastructure and systems, geographic expansion, and headcount are critical to achieving our growth strategy.  However, such investments and efforts may not be successful, especially in new markets in which we have little or no experience, and even if successful, may negatively impact our short-term profitability.  Our success depends on our ability to effectively and efficiently execute on our growth strategy, including our ability to properly allocate limited investment dollars, balance the extent and timing of investments with the associated impact on expenses and profitability, capture efficiencies and economies of scale, and compete in the new markets and with the new solutions in which we have invested.  If we are unable to effectively and efficiently execute on our growth strategy and properly manage our investments and expenditures, our results of operations and stock price may be materially adversely affected.

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
In many areas, we have seen the market for acquisitions become more competitive and valuations increase. In recent periods, several of our competitors have also completed acquisitions of companies in or adjacent to our markets. As a result, it may be more difficult for us to identify suitable acquisition or investment targets or to consummate acquisitions or investments once identified on acceptable terms or at all. If we are not able to execute on our acquisition strategy, we may not be able to achieve our growth strategy, may lose market share, or may lose our leadership position in one or more of our markets.
Our acquisition and investment activity presents certain risks to our business, operations and financial position.

Acquisitions or investments are an important part of our strategy. Successful execution following the closing of an acquisition or investment is paramount to achieving the anticipated benefits of the transaction. If we are unable to execute successfully, we may experience both a loss on the investment and damage to our legacy business and valuation.

The process of integrating an acquired company's business into our operations and investing in new technologies is challenging and may result in expected or unexpected operating or compliance challenges, which may require significant expenditures and a significant amount of our management's attention that would otherwise be focused on the ongoing operation of our business.  The potential difficulties or risks of integrating an acquired company’s business include, among others:

•	the effect of the acquisition on our financial and strategic positions and our reputation;

•	risk that we fail to successfully implement our business plan for the combined business;

•	risk that we are unable to obtain the anticipated benefits of the acquisition, including synergies or economies of scale;

•	risk that the market does not accept the integrated product portfolio;

•	challenges in reconciling business practices or in integrating product development activities, logistics, or information technology and other systems;

•	retention risk with respect to key customers, suppliers, and employees;

•	challenges in complying with newly applicable laws and regulations, including obtaining or retaining required approvals, licenses, and permits; and

•	potential impact on our internal controls over financial reporting.

Acquisitions or investments may also result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the expenditure of available cash, and amortization expenses or write-downs related to intangible assets such as goodwill, any of which could have a material adverse effect on our operating results or financial condition. Investments in immature businesses with unproven track records and technologies have an especially high degree of risk, with the possibility that we may lose the value of our entire investments or incur additional unexpected liabilities.  Transactions that are not immediately accretive to earnings may make it more difficult for us to maintain satisfactory profitability levels or compliance with the maximum leverage ratio covenant under the revolving credit facility under our credit agreement. Large or costly acquisitions or investments may also diminish our capital resources and liquidity or limit our ability to engage in additional transactions for a period of time.

All of the foregoing risks may be magnified as the cost, size, or complexity of an acquisition or acquired company increases, or where the acquired company’s products, market or business are materially different from ours. There can be no assurance that we will be successful in making additional acquisitions in the future or in integrating or executing on our business plan for existing or future acquisitions.

If our goodwill or other intangible assets become impaired, our financial condition and results of operations would be negatively affected.

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. Goodwill and other intangible assets totaled approximately $986 million, or approximately 56% of our total assets, as of January 31, 2014. In addition, we expended almost $600 million to acquire KANA and UTX in February 2014 and March 2014, respectively. Although the allocations of the respective purchase prices for the KANA and UTX acquisitions are still in process, at this time we anticipate that a significant portion of the purchase prices will be allocated to goodwill and other intangible assets. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets. We make assumptions and estimates in this assessment which are complex and often subjective. These assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future. Any significant impairment charges would negatively affect our financial condition and results of operations.

We may be adversely affected by our acquisition of CTI or our historical affiliation with CTI and its former subsidiaries.

As a result of the acquisition of our former parent company, CTI (the "CTI Merger"), CTI's liabilities, including contingent liabilities, have been consolidated into our financial statements. If CTI's liabilities are greater than represented, if the contingent liabilities we have assumed become fixed, or if there are obligations of CTI of which we were not aware at the time of completion of the CTI Merger, we may have exposure for those obligations and our business or financial condition could be materially and adversely affected. Adjustments to the CTI consolidated group's tax liability for periods prior to the CTI Merger could also affect the net operating losses ("NOLs") allocated to Verint as a result of the CTI Merger and cause us to incur additional tax liability in future periods.

As a result of our historical affiliation with CTI and other members of the historical CTI consolidated tax group, we could also become liable for taxes of other members of the CTI consolidated group for historical periods under certain circumstances and applicable tax law. Adjustments to the historical CTI consolidated group's tax liability for periods prior to Verint’s IPO could also affect the NOLs allocated to Verint in the IPO and cause us to incur additional tax liability in future periods.

We are entitled to certain rights to indemnification from Comverse in connection with the transactions contemplated by our agreement and plan of merger with CTI (the "CTI Merger Agreement") and the agreements entered into in connection with the distribution by CTI to its shareholders of substantially all of its assets other than its interest in us (the "Comverse share distribution"). However, there is no assurance that Comverse will be willing and able to provide such indemnification if needed. If we become responsible for liabilities (including tax liabilities) not covered by indemnification or substantially in excess of amounts covered by indemnification, or if Comverse becomes unwilling or unable to stand behind such protections, our financial condition and results of operations could be materially and adversely affected.

Changes in our tax rates, the adoption of new U.S. or international tax legislation, inability to realize value from our NOLs, or exposure to additional tax liabilities could affect our future results.

We are subject to taxes in the United States and numerous foreign jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in valuation allowance on deferred tax assets (including our NOL carryforwards), changes in unrecognized tax benefits or changes in tax laws or their interpretation. Any of these changes could have a material adverse effect on our profitability. In addition, the tax authorities in the jurisdictions in which we operate, including the United States, may from time to time review the pricing arrangements between us and our foreign subsidiaries or among our foreign subsidiaries. An adverse determination by one or more tax authorities in this regard may have a material adverse effect on our financial results.
We have significant deferred tax assets which can provide us with significant future cash tax savings if we are able to use them. In addition, as a result of the CTI Merger, significant CTI NOLs have become available for use on our consolidated U.S. tax returns. However, the extent to which we will be able to use these NOLs may be impacted, restricted, or eliminated by a number of factors, including changes in tax rates, laws or regulations, whether we generate sufficient future taxable income, and possible adjustments to the tax attributes of CTI or its non-Verint subsidiaries for periods prior to the CTI Merger. To the extent that we are unable to utilize our NOLs or other losses, our results of operations, liquidity, and financial condition could be materially adversely affected. When we cease to have NOLs available to us in a particular tax jurisdiction, either through their expiration, disallowance, or utilization, our cash tax liability will increase in that jurisdiction.

Our international operations subject us to currency exchange risk.

Most of our revenue is denominated in U.S. dollars, while a significant portion of our operating expenses, primarily labor expenses, is denominated in the local currencies where our foreign operations are located, principally Israel, the United Kingdom, Germany and certain other European countries whose functional currency is the euro, Singapore, Brazil, and Australia. As a result, we are exposed to the risk that fluctuations in the value of these currencies relative to the U.S. dollar could increase the U.S. dollar cost of our operations in these countries, which could have a material adverse effect on our results of operations. In addition, because a portion of our sales are made in foreign currencies, primarily the Singapore dollar, euro and the British pound, fluctuations in the value of these currencies relative to the U.S. dollar could impact our revenue (on a U.S. dollar basis) and materially adversely affect our results of operations.  We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense, however, our hedging activities are limited in scope and duration and may not be effective at reducing the U.S. dollar cost of our global operations.
We have a significant amount of debt under our credit agreement, which exposes us to leverage risks and subjects us to covenants which may adversely affect our operations.

At March 15, 2014, we had total outstanding indebtedness of approximately $1.0 billion under our credit agreement, meaning that we are significantly leveraged. Our leverage position may, among other things:

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

Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles ("GAAP").  Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement.  An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, because the degree of compliance with policies or procedures decreases over time, or because of unanticipated circumstances or other factors.  As a result, although our management has concluded that our internal controls are effective as of January 31, 2014, we cannot assure you that our internal controls will prevent or detect every misstatement, that material weaknesses or other deficiencies will not occur or be identified in the future, that this or future financial reports will not contain material misstatements or omissions, that future restatements will not be required, or that we will be able to timely comply with our reporting obligations in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following describes our material properties as of the date of this report, which include the properties that we acquired as a result of the KANA Merger.
We lease a total of approximately 759,000 square feet of office space covering approximately 50 offices around the world and we own an aggregate of approximately 89,000 square feet of office space at three sites in Scotland, Germany, and Indonesia. On December 19, 2013, we sold our Durango, Colorado property, which represented approximately 40,000 square feet of owned office space, to an unaffiliated third party.
Other than as described below, these properties are comprised of small and mid-sized facilities that are used to support our administrative, marketing, manufacturing, product development, sales, training, support, and services needs for our three operating segments.
Our corporate headquarters are located in a leased facility in Melville, New York, and consist of approximately 45,800 square feet under a lease that expires in November 2015. The Melville facility is used primarily by our executive management and corporate groups, including finance, legal and human resources, as well as for customer support and services for our Enterprise Intelligence operations.
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
For additional information regarding our lease obligations, see Note 17, "Commitments and Contingencies" to our consolidated financial statements included under Item 8 of this report.
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

	Low	High
Year Ended January 31, 2013:
First quarter	$26.56	$32.76
Second quarter	$27.10	$31.69
Third quarter	$25.87	$29.60
Fourth quarter	$24.60	$35.29

Year Ended January 31, 2014:
First quarter	$32.25	$37.00
Second quarter	$32.35	$37.04
Third quarter	$32.80	$38.34
Fourth quarter	$35.24	$48.99

Holders

There were 3,565 holders of record of our common stock at March 14, 2014. Such record holders include holders who are nominees for an undetermined number of beneficial owners.

Dividends

We have not declared or paid any cash dividends on our equity securities and have no current plans to pay any dividends on our equity securities. We intend to retain our earnings to finance the development of our business, repay debt, and for other corporate purposes. In addition, the terms of our credit agreement restrict our ability to pay cash dividends on shares of our common stock. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included under Item 7 of this report and Note 7, "Long-Term Debt" to our consolidated financial statements included under Item 8 of this report for a more detailed discussion of these limitations.

Any future determination as to the payment of dividends on our common stock will be made by our board of directors at its discretion, subject to the limitations contained in the credit agreement and will depend upon our earnings, financial condition, capital requirements, and other relevant factors.

Stock Performance Graph

The following table compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Index, assuming an investment of $100 on January 31, 2009 through January 31, 2014, and the reinvestment of any dividends. The comparisons in the graph below are based upon (i) closing sale prices on NASDAQ for our common stock from July 6, 2010 through January 31, 2014 and (ii) the closing bid quotations on the over-the-counter securities market (as reported by the Pink Sheets) for periods prior to July 6, 2010. This data is not indicative of, nor intended to forecast, future performance of our common stock.

January 31,	2009	2010	2011	2012	2013	2014

Verint Systems Inc.	$100.00	$281.54	$530.15	$435.08	$520.00	$690.62
NASDAQ Composite Index	$100.00	$145.73	$185.35	$196.13	$222.33	$296.73
NASDAQ Computer & Data Processing Index	$100.00	$157.95	$188.65	$194.78	$211.02	$307.32

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following selected consolidated financial data has been derived from our audited consolidated financial statements. The data below should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 and our consolidated financial statements and notes thereto included under Item 8 of this report.

Our historical results should not be viewed as indicative of results expected for any future period.

Five-Year Selected Financial Highlights:

Consolidated Statements of Operations Data
	Year Ended January 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010
Revenue	$907,292	$839,542	$782,648	$726,799	$703,633
Operating income	$122,286	$99,553	$86,478	$73,105	$65,679
Net income	$58,776	$58,804	$40,625	$28,585	$17,100
Net income attributable to Verint Systems Inc.	$53,757	$54,002	$36,993	$25,581	$15,617
Net income attributable to Verint Systems Inc. common shares	$53,583	$38,530	$22,203	$11,403	$2,026

Net income per share attributable to Verint Systems Inc.:
Basic	$1.01	$0.97	$0.58	$0.33	$0.06
Diluted	$0.99	$0.96	$0.56	$0.31	$0.06
Weighted-average shares:
Basic	52,967	39,748	38,419	35,544	33,478
Diluted	53,878	40,312	39,499	37,179	32,127

We have never declared a cash dividend to common stockholders.

Consolidated Balance Sheet Data
	January 31,
(in thousands)	2014	2013	2012	2011	2010
Total assets	$1,772,907	$1,564,269	$1,502,868	$1,376,127	$1,396,337
Long-term debt, including current maturities	642,385	576,689	597,379	583,234	620,912
Preferred stock	—	285,542	285,542	285,542	285,542
Total stockholders' equity (deficit)	633,118	229,676	144,295	77,687	(14,567)

During the five-year period ended January 31, 2014, we acquired a number of businesses, the more significant of which were the acquisitions of Vovici Corporation ("Vovici") in August 2011, and Global Management Technologies ("GMT") in October 2011. The operating results of acquired businesses have been included in our consolidated financial statements since their respective acquisition dates and have contributed to our revenue growth.

On February 3, 2014, we completed the acquisition of KANA, a leading provider of on-premises and cloud-based customer service solutions for large enterprises and mid-market organizations, for net cash consideration of $514.2 million. In connection with this acquisition, we incurred additional long-term debt for purposes of partially funding the purchase price. On March 31, 2014, we completed the acquisition of UTX, a provider of certain mobile device tracking solutions for security applications. Please refer to Note 19, "Subsequent Events", to our consolidated financial statements included under Item 8 of this report for information regarding these transactions.

Our consolidated operating results and consolidated financial conditions for the years during the five-year period ended January 31, 2014 include the following noteworthy transactions:

As of and for the year ended January 31,		Description

2014	•	Completion of the CTI Merger on February 4, 2013; and
	•	Losses on extinguishments of debt of $9.9 million, primarily associated with an amendment to our credit agreement.

2013	•	Professional fees and related expenses of $16.1 million associated with the CTI Merger.

2012	•	A loss on extinguishment of debt of $8.1 million associated with the termination of our prior credit agreement.

2011	•	Realized losses on an interest rate swap of $3.1 million; and
•
Approximately $29 million in professional fees and related expenses associated with our restatement of previously filed consolidated financial statements for periods through January 31, 2005 and our previous extended filing delay period. During this year, we resumed timely filing of periodic reports with the SEC.

2010	•	Realized and unrealized losses on an interest rate swap of $13.6 million; and
•
Approximately $54 million in professional fees and related expenses associated with our restatement of previously filed consolidated financial statements for periods through January 31, 2005 and our previous extended filing delay period.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with "Business" under Item 1, "Selected Financial Data" under Item 6, and our consolidated financial statements and the related notes thereto included under Item 8 of this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described in "Risk Factors" under Item 1A.

Overview

Our Business

Verint is a global leader in Actionable Intelligence solutions. Actionable Intelligence is a necessity in a dynamic world of massive information growth because it empowers organizations with crucial insights and enables decision makers to anticipate, respond, and take action. With Verint solutions and value-added services, organizations of all sizes and across many industries can make more timely and effective decisions. Today, more than 10,000 organizations in over 180 countries, including over 80 percent of the Fortune 100, use Verint solutions to improve enterprise performance and make the world a safer place.

Our Actionable Intelligence solutions help organizations address three important challenges: Customer Engagement Optimization; Security Intelligence; and Fraud, Risk, and Compliance. We help our customers capture large amounts of information from numerous data types and sources, use analytics to glean insights from the information, and leverage the resulting Actionable Intelligence to help achieve their customer engagement, enhanced security, and risk mitigation goals.

Headquartered in Melville, New York, we support our customers around the globe directly and with an extensive network of selling and support partners.

We conduct our business through three operating segments—Enterprise Intelligence, Communications and Cyber Intelligence, and Video and Situation Intelligence. Organizing our business through three operating segments allows us to align our resources and domain expertise to effectively address the Actionable Intelligence market. We address the Customer Engagement Optimization market opportunity through solutions from our Enterprise Intelligence segment. We address the Security Intelligence market opportunity through solutions from our Communications and Cyber Intelligence segment and Video and Situation Intelligence segment, and we address the Fraud, Risk, and Compliance market opportunity through solutions from all three operating segments.

For the years ended January 31, 2014, 2013, and 2012, our Enterprise Intelligence segment represented approximately 55%, 59%, and 56% of our total revenue, respectively. For the years ended January 31, 2014, 2013, and 2012, our Communications and Cyber Intelligence segment represented approximately 32%, 27%, and 26% of our total revenue, respectively. For the years ended January 31, 2014, 2013, and 2012, our Video and Situation Intelligence segment represented approximately 13%, 14%, and 18% of our total revenue, respectively.

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

Key Trends and Factors That May Impact our Performance

We believe that there are many factors that affect our ability to sustain and increase both revenue and profitability, including:

•
Market acceptance of Actionable Intelligence solutions. We compete in markets where the value of certain aspects of our products and solutions is still in the process of market acceptance. We believe that our future growth depends in part on the continued and increasing acceptance and realization of the value of our product offerings.

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

See also "Risk Factors" under Item 1A of this report for a more complete description of these and other risks that may impact future revenue and profitability.

Recent Developments

On February 3, 2014, we completed the acquisition of KANA through the merger of KANA Software, Inc.'s parent holding company, Kay Technology Holdings, Inc. with an indirect, wholly owned subsidiary of ours, with Kay Technology Holdings, Inc. continuing as the surviving company and as our wholly owned subsidiary. The purchase price consisted of $542.4 million of cash paid at the closing, partially offset by $28.2 million of KANA’s cash received in the acquisition, resulting in net cash consideration of $514.2 million.

The acquisition was funded through a combination of cash on hand, $300.0 million of incremental term loans incurred in connection with an amendment to our 2013 Amended Credit Agreement, and $125.0 million of borrowings under our existing revolving credit facility.

KANA, based in Sunnyvale, California and with global operations, is a leading provider of on-premises and cloud-based solutions which create differentiated, personalized, and integrated customer experiences for large enterprises and mid-market organizations. KANA will be integrated into our Enterprise Intelligence operating segment.

On March 31, 2014, we completed the acquisition of all of the outstanding shares of UTX, a provider of certain mobile device tracking solutions for security applications, from UTX Limited. UTX Limited was our supplier of these products to our Communications Intelligence operating segment prior to the transaction. The purchase price consisted of $82.9 million of cash paid at closing, subject to adjustment, and we agreed to make potential additional future cash payments to UTX Limited of up to $1.5 million, contingent upon the achievement of certain performance targets over the period from closing through June 30, 2014. The cash paid at closing was funded with cash on hand. UTX is based in the EMEA region.

Further details regarding the acquisition of KANA and the associated additional long-term debt, and the acquisition of UTX, appear in Note 19, "Subsequent Events" to our consolidated financial statements included under Item 8 of this report.

Our Previous Extended Filing Delay Period and Related Matters

From March 2006 through March 2010, we did not make periodic filings with the SEC. This extended filing delay arose as a result of certain internal and external investigations and reviews of accounting matters discussed in our prior public filings. In connection with the foregoing and related matters, we incurred approximately $137 million of professional fees and related expenses during the four years ended January 31, 2011.

Critical Accounting Policies and Estimates

An appreciation of our critical accounting policies is necessary to understand our financial results. The accounting policies outlined below are considered to be critical because they can materially affect our operating results and financial condition, as these policies may require us to make difficult and subjective judgments regarding uncertainties. The accuracy of these estimates and the likelihood of future changes depend on a range of possible outcomes and a number of underlying variables, many of which are beyond our control, and there can be no assurance that our estimates are accurate.

Revenue Recognition

Our revenue recognition policy is a critical component of determining our operating results and is based on a complex set of accounting rules that require us to make significant judgments and estimates. We derive and report our revenue in two categories: (a) product revenue, including sale of hardware products (which include software that works together with the hardware to deliver the product's essential functionality) and licensing of software products, and (b) service and support revenue, including revenue from installation services, post-contract customer support ("PCS"), project management, hosting services, SaaS, product warranties, consulting and training services. Our customer arrangements may include any combination of these elements. We follow the appropriate revenue recognition rules for each of these revenue streams. For additional information, see Note 1, "Summary of Significant Accounting Policies" to our consolidated financial statements included under Item 8 of this report. Revenue recognition for a particular arrangement is dependent upon such factors as the level of customization within the solution and the contractual delivery, acceptance, payment, and support terms with the customer. Significant judgment is required to conclude on each of these factors, and if we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

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

Our multiple-element arrangements consist of a combination of our product and service offerings that may be delivered at various points in time. For arrangements within the scope of the multiple-deliverable guidance, a deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. For multiple-element arrangements comprised only of tangible products containing software components and non-software components and related services, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. The total transaction revenue is allocated to the multiple elements based on each element's relative selling price compared to the total selling price.

We account for multiple-element arrangements that contain only software and software-related elements by allocating a portion of the total purchase price to the undelivered elements, primarily installation services, PCS, consulting, and training, using VSOE of fair value of the undelivered elements. The remaining portion of the total transaction value is allocated to the delivered software, referred to as the residual method. If we are unable to establish VSOE for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered. However, if the only undelivered element is PCS, we recognize the arrangement fee ratably over the PCS period.

For multiple-element arrangements that are comprised of a combination of hardware and software elements, the total transaction value is bifurcated between the hardware elements and the software elements that are not essential to the functionality of the hardware, based on the relative selling prices of the hardware elements and the software elements as a group. Revenue is then recognized for the hardware and hardware-related services following the hardware revenue recognition methodology outlined above and revenue for the software and software-related services is recognized following the residual method or ratably over the PCS period if VSOE for PCS does not exist.

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

Allowance for Doubtful Accounts

We estimate the collectability of our accounts receivable balances each accounting period and adjust our allowance for doubtful accounts accordingly. We exercise a considerable amount of judgment in assessing the collectability of accounts receivable, including consideration of the creditworthiness of each customer, their collection history, and the related aging of past due accounts receivable balances. We evaluate specific accounts when we learn that a customer may be experiencing a deterioration of its financial condition due to lower credit ratings, bankruptcy, or other factors that may affect its ability to render payment.

Accounting for Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired, including in-process research and development assets, and liabilities assumed, based upon their estimated fair values at the acquisition date. These fair values are typically estimated with assistance from independent valuation specialists. The purchase price allocation process requires us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, contractual support obligations assumed, and pre-acquisition contingencies.

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

Impairment of Goodwill and Other Intangible Assets

We test goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. As of January 31, 2014, our reporting units are consistent with our operating segments identified in Note 18, "Segment, Geographic, and Significant Customer Information" to our consolidated financial statements included under Item 8 of this report.

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

For reporting units where we decide to perform a qualitative assessment, we assess and make judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, our financial performance and trends, our strategies and business plans, capital requirements, management and personnel issues, and our stock price, among others. We then consider the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit’s fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.

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

The determination of reporting units also requires judgment. We assess whether a reporting unit exists within a reportable segment by identifying the unit, determining whether the unit qualifies as a business under GAAP, and assessing the availability and regular review by segment management of discrete financial information for the unit.

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

For all of our goodwill and other intangible asset impairment reviews, the assumptions and estimates used in the process are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments, and estimates we have used in our assessments are reasonable and appropriate, a material change in any of our assumptions or external factors could lead to future goodwill or other intangible asset impairment charges.

Based upon our November 1, 2013 goodwill impairment reviews, we concluded that the estimated fair values of our Enterprise Intelligence and Communications Intelligence reporting units significantly exceeded their carrying values. Our Enterprise Intelligence and Communications Intelligence reporting units carried goodwill of $764.8 million and $47.8 million, respectively, at January 31, 2014. The estimated fair value of our Video Intelligence reporting unit was approximately 30% greater than its carrying value, which included $40.6 million of goodwill at January 31, 2014, and we have therefore concluded that this reporting unit is at more than remote risk of failing step one of future goodwill impairment tests, and is therefore at risk of future impairment in the event of significant unfavorable changes in the assumptions used in our impairment review, including the weighted average cost of capital (discount rate) and growth rates utilized in our discounted cash flow analysis. Although we believe that our current estimates are reasonable and appropriate, our Video Intelligence reporting unit competes in a challenging environment and there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment test will prove to be accurate predictions of future performance. Delays or declines in spending to install, upgrade or maintain security intelligence systems, technological changes, new competitors, or changes in buying patterns from key customers are examples of circumstances that could adversely impact the fair value of our Video Intelligence reporting unit.

We did not record any impairments of goodwill for the years ended January 31, 2014, 2013 or 2012.

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

We use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate tax positions taken or expected to be taken in a tax return by assessing whether they are more likely than not sustainable, based solely on their technical merits, upon examination, and including resolution of any related appeals or litigation process. The second step is to measure the associated tax benefit of each position as the largest amount that we believe is more likely than not realizable. Differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements represent our unrecognized income tax benefits, which we either record as a liability or as a reduction of deferred tax assets. Our policy is to include interest (expense and/or income) and penalties related to unrecognized income tax benefits as a component of the provision for income taxes.

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

During the three-year period ended January 31, 2014, restricted stock units were our predominant stock-based payment award. The fair value of these awards is equivalent to the market value of our common stock on the grant date. We have also occasionally awarded stock options, the fair value of which is estimated on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model for this purpose, which requires the input of significant assumptions including an estimate of the average period of time employees will retain stock options before exercising them, the estimated volatility of our common stock price over the expected term, the number of options that will ultimately be forfeited before completing vesting requirements, and the risk-free interest rate.

We periodically award restricted stock units that vest upon the achievement of specified performance goals. Our estimate of the fair value of these performance-based awards requires an assessment of the probability that the specified performance criteria will be achieved. At each reporting date, we update our assessment of the probability that the specified performance criteria will be achieved and adjust our estimate of the fair value of the award, if necessary.

Changes in assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the years ended January 31, 2014, 2013, and 2012:

	Year Ended January 31,
(in thousands, except per share data)	2014	2013	2012
Revenue	$907,292	$839,542	$782,648
Operating income	$122,286	$99,553	$86,478
Net income attributable to Verint Systems Inc. common shares	$53,583	$38,530	$22,203
Net income per share attributable to Verint Systems Inc.:
Basic	$1.01	$0.97	$0.58
Diluted	$0.99	$0.96	$0.56

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Our revenue increased approximately $67.8 million, or 8%, to $907.3 million in the year ended January 31, 2014 from $839.5 million in the year ended January 31, 2013.  In our Communications Intelligence segment, revenue increased approximately $58.4 million, or 25%, from $229.6 million in the year ended January 31, 2013 to $288.0 million in the year ended January 31, 2014.  The increase consisted of a $39.5 million increase in product revenue and a $18.9 million increase in service and support revenue. In our Enterprise Intelligence segment, revenue increased approximately $8.4 million, or 2%, to $498.9 million in the year ended January 31, 2014 from $490.5 million in the year ended January 31, 2013.  The increase consisted of a $22.0 million increase in service and support revenue, partially offset by a $13.6 million decrease in product revenue.  In our Video Intelligence segment, revenue increased approximately $0.9 million, or 1%, from $119.5 million in the year ended January 31, 2013 to $120.4 million in the year ended January 31, 2014, primarily due to an increase in product revenue.  For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, EMEA, and APAC represented approximately 56%, 20%, and 24% of our total revenue, respectively, in the year ended January 31, 2014, compared to approximately 55%, 24%, and 21%, respectively, in the year ended January 31, 2013. Further details of changes in revenue are provided below.

Operating income was $122.3 million in the year ended January 31, 2014 compared to $99.6 million in the year ended January 31, 2013.  This increase in operating income was primarily due to a $43.4 million increase in gross profit from $557.5 million to $600.9 million, partially offset by an $20.6 million increase in operating expenses, from $458.0 million to $478.6 million.  The increase in gross profit was primarily due to increased gross profit in our Communications Intelligence segment.  The increase in operating expenses consisted of a $9.8 million increase in selling, general and administrative expense, a $10.6 million increase in net research and development expenses, and a $0.2 million increase in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $53.6 million, and diluted net income per common share was $0.99, in the year ended January 31, 2014 compared to net income attributable to Verint Systems Inc. common shares of $38.5 million, and diluted net income per common share of $0.96, in the year ended January 31, 2013.  The increase in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the year ended January 31, 2014 was primarily due to our increased operating income, as described above, a $15.3 million decrease in dividends on preferred stock resulting from the cancellation of our Preferred Stock, and a $4.4 million decrease in our provision for income taxes. These increases were partially offset by a $27.2 million increase in total other expense, net, due primarily to the derecognition of a $12.9 million indemnification asset due to the resolution of an uncertain tax position recorded in connection with the CTI Merger, a $7.0 million increase in foreign currency losses, net, and a $9.9 million loss upon extinguishment of debt recorded during the year ended January 31, 2014, which primarily relates to the extinguishment of the term loan under the 2011 Credit Agreement.  Further details of changes in total other expense, net, are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates as noted above.  When comparing average exchange rates for the year ended January 31, 2014 to average exchange rates for the year ended January 31, 2013, while the U.S. dollar weakened relative to the Israeli shekel, it strengthened relative to the British pound sterling, Australian dollar, Japanese yen, and Brazilian real, resulting in an overall decrease in our revenue, cost of revenue and operating expenses on a U.S. dollar-denominated basis.  For the year ended January 31, 2014, had foreign exchange rates remained unchanged from rates in effect for the year ended January 31, 2013, our revenue would have been approximately $2.2 million higher and our cost of revenue and operating expenses would have been approximately $0.1 million higher, which would have resulted in a $2.1 million increase in operating income.

As of January 31, 2014, we employed approximately 3,400 employees, including part-time employees and certain contractors, as compared to approximately 3,200 in the year ended January 31, 2013.

Year Ended January 31, 2013 compared to Year Ended January 31, 2012. Our revenue increased approximately $56.9 million, or 7%, to $839.5 million in the year ended January 31, 2013 from $782.6 million in the year ended January 31, 2012.  In our Enterprise Intelligence segment, revenue increased approximately $52.5 million, or 12%, to $490.5 million in the year ended January 31, 2013 from $438.0 million in the year ended January 31, 2012.  The increase consisted of a $40.2 million increase in service and support revenue, and a $12.3 million increase in product revenue.  In our Communications Intelligence segment, revenue increased approximately $23.0 million, or 11%, from $206.6 million in the year ended January 31, 2012 to $229.6 million in the year ended January 31, 2013.  The increase consisted of a $16.3 million increase in service and support revenue and a $6.7 million increase in product revenue. In our Video Intelligence segment, revenue decreased approximately $18.5 million, or 13%, from $138.0 million in the year ended January 31, 2012 to $119.5 million in the year ended January 31, 2013, primarily due to a decrease in product revenue.  For additional details on our revenue by segment, see "-Revenue by Operating Segment".  Revenue in the Americas, EMEA, and APAC represented approximately 55%, 24%, and 21% of our total revenue, respectively, in the year ended January 31, 2013, compared to approximately 53%, 27%, and 20%, respectively, in the year ended January 31, 2012. Further details of changes in revenue are provided below.

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

We employed approximately 3,200 employees, including part-time employees and certain contractors, as of January 31, 2013 and 2012.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the years ended January 31, 2014, 2013, and 2012:

	Year Ended January 31,			% Change
(in thousands)	2014	2013	2012	2014 - 2013	2013 - 2012
Enterprise Intelligence	$498,901	$490,478	$438,018	2%	12%
Communications Intelligence	288,003	229,607	206,614	25%	11%
Video Intelligence	120,388	119,457	138,016	1%	(13)%
Total revenue	$907,292	$839,542	$782,648	8%	7%

Enterprise Intelligence Segment

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Enterprise Intelligence revenue increased approximately $8.4 million, or 2%, from $490.5 million in the year ended January 31, 2013 to $498.9 million in the year ended January 31, 2014.  The increase consisted of a $22.0 million increase in service and support revenue, offset by a $13.6 million decrease in product revenue.  The increase in service and support revenue was primarily due to an increase in our customer install base and the related support revenue generated from this customer base during the year ended January 31, 2014. The decrease in product revenue was primarily due to a decrease in product sales to new and existing customers during the year ended January 31, 2014. The continued growth of service revenue is attributable to various factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in our standard arrangements, and our growing install base. The aggregate value of executed license arrangements, which comprises the majority of our product revenue, can fluctuate from quarter to quarter.

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

Communications Intelligence Segment

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Communications Intelligence revenue increased approximately $58.4 million, or 25%, from $229.6 million in the year ended January 31, 2013 to $288.0 million in the year ended January 31, 2014.  The increase consisted of a $39.5 million increase in product revenue and a $18.9 million increase in service and support revenue.  Approximately $23.6 million of the increase in product revenue was primarily due to an increase in product deliveries to a single large customer. The remaining $15.9 million of the increase in product revenue was primarily due to an increase in progress realized during the current year on projects recognized using the POC method, some of which commenced in the previous fiscal year. The increase in service and support revenue was primarily attributable to an increase in the customer install base, the progress realized during the current year on projects recognized using the POC method, some of which commenced in the previous fiscal year, and new communications intelligence SaaS offerings.

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

Video Intelligence Segment

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Video Intelligence revenue increased approximately $0.9 million, or 1%, from $119.5 million in the year ended January 31, 2013 to $120.4 million in the year ended January 31, 2014.  The increase was primarily attributable to a $0.8 million increase in product revenue, resulting largely from an increase in sales of certain hardware products to a single large customer during the year ended January 31, 2014 as compared to the year ended January 31, 2013, partially offset by a decrease in product deliveries to other customers in the year ended January 31, 2014 as compared to the year ended January 31, 2013.

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

The following table sets forth product revenue and service and support revenue for the years ended January 31, 2014, 2013, and 2012:

	Year Ended January 31,			% Change
(in thousands)	2014	2013	2012	2014 - 2013	2013 - 2012
Product revenue	$416,478	$389,787	$390,392	7%	—%
Service and support revenue	490,814	449,755	392,256	9%	15%
Total revenue	$907,292	$839,542	$782,648	8%	7%

Product Revenue

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Product revenue increased approximately $26.7 million from $389.8 million for the year ended January 31, 2013 to $416.5 million for the year ended January 31, 2014, resulting from a $39.5 million increase in our Communications Intelligence segment and a $0.8 million increase in our Video Intelligence segment, partially offset by a $13.6 million decrease in our Enterprise Intelligence segment.

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

For additional information see "— Revenue by Operating Segment".

Service and Support Revenue

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Service and support revenue increased approximately $41.0 million, or 9%, from $449.8 million for the year ended January 31, 2013 to $490.8 million for the year ended January 31, 2014.  This increase was primarily attributable to increases of $22.0 million and $18.9 million in our Enterprise Intelligence and Communications Intelligence segments, respectively.

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

For additional information see "— Revenue by Operating Segment".

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology and backlog for the years ended January 31, 2014, 2013, and 2012:

	Year Ended January 31,			% Change
(in thousands)	2014	2013	2012	2014 - 2013	2013 - 2012
Cost of product revenue	$137,558	$121,748	$126,050	13%	(3)%
Cost of service and support revenue	156,593	145,444	129,911	8%	12%
Amortization of acquired technology and backlog	12,269	14,812	12,400	(17)%	19%
Total cost of revenue	$306,420	$282,004	$268,361	9%	5%

We exclude certain costs of product revenue and certain costs of service and support revenue, including shared support costs, stock-based compensation, and asset impairment charges, among others, from the calculations of our operating segment gross margins.

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

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Cost of product revenue increased approximately 13% from $121.7 million in the year ended January 31, 2013 to $137.6 million in the year ended January 31, 2014.  Our overall product gross margins decreased to 67% in the year ended January 31, 2014 from 69% in the year ended January 31, 2013. Product gross margins in our Enterprise Intelligence segment increased from 91% in the year ended January 31, 2013 to 92% in the year ended January 31, 2014 primarily as a result of lower third party royalty expense, as well as a continued decrease in hardware sales as part of our product offering. Product gross margins in our Communications Intelligence segment decreased from 57% in the year ended January 31, 2013 to 56% in the year ended January 31, 2014 primarily due to a change in product mix.  Product gross margins in our Video Intelligence segment increased to 58% in the year ended January 31, 2014 compared to 57% in the year ended January 31, 2013 due to a change in product mix.

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

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Cost of service and support revenue increased approximately 8% from $145.4 million in the year ended January 31, 2013 to $156.6 million in the year ended January 31, 2014.  Employee compensation and related expenses increased $8.0 million, primarily driven by a $5.2 million and $2.0 million increase in our Enterprise Intelligence and Communications Intelligence segments, respectively, reflecting an increase in employee headcount required to deliver the increased implementation services.  Contractor costs increased $2.9 million, of which $2.7 million was due to increased use of contractors in our Enterprise Intelligence segment to deliver services during the year ended January 31, 2014 compared to the year ended January 31, 2013. These increases were offset by a $0.5 million decrease in travel costs primarily in our Enterprise Intelligence segment, and a $0.4 million decrease in stock based compensation expense attributable to service and support employees. Our overall service and support gross margins were 68% in each of the years ended January 31, 2014 and 2013.

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

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Amortization of acquired technology and backlog decreased approximately 17% from $14.8 million in the year ended January 31, 2013 to $12.3 million in the year ended January 31, 2014, primarily due to a reduction in amortization of acquired technology from a historical business combination, which became fully amortized during the year ended January 31, 2014, partially offset by an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the year ended January 31, 2014.

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

Further discussion regarding our business combinations appears in Note 5, "Business Combinations" to our consolidated financial statements included under Item 8 of this report.

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

The following table sets forth research and development, net for the years ended January 31, 2014, 2013, and 2012:

	Year Ended January 31,			% Change
(in thousands)	2014	2013	2012	2014 - 2013	2013 - 2012
Research and development, net	$126,539	$115,906	$111,001	9%	4%

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Research and development, net increased approximately $10.6 million, or 9%, from $115.9 million in the year ended January 31, 2013 to $126.5 million in the year ended January 31, 2014.  The increase was primarily attributable to a $6.8 million increase in employee compensation and related expenses, which resulted from an increase in employee headcount in our Enterprise Intelligence and Communication Intelligence segments and merit increases to employee salaries, and a $2.1 million increase in contractor expense primarily due to increased use of contractors in our Communications Intelligence and Enterprise Intelligence segments during the year ended January 31, 2014 compared to the year ended January 31, 2013, as well as a $0.8 million increase in stock-based compensation resulting from an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods, in each case associated with our research and development employees.

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

The following table sets forth selling, general and administrative expenses for the years ended January 31, 2014, 2013, and 2012:

	Year Ended January 31,			% Change
(in thousands)	2014	2013	2012	2014 - 2013	2013 - 2012
Selling, general and administrative	$327,385	$317,637	$293,906	3%	8%

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Selling, general and administrative expenses increased approximately $9.8 million, or 3%, from $317.6 million in the year ended January 31, 2013 to $327.4 million in the year ended January 31, 2014 primarily due to a $9.4 million increase in stock-based compensation resulting from an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods, a $6.4 million increase in costs associated with business combinations, a decrease in the change in fair value of our obligations under contingent consideration arrangements (from a benefit of $6.2 million to a benefit of $2.5 million), resulting in a $3.7 million increase to selling, general, and administrative expenses, a $4.4 million increase in employee compensation and related expenses, $2.5 million of which was attributable to an increase in headcount in corporate support employees and the remainder due primarily to increased selling and marketing employee headcount in our Communications Intelligence segment. Also included in selling, general, and administrative expenses for the year ended January 31, 2014 were $3.5 million of special performance incentives associated with a prior period business combination. These increases were partially offset by a $15.5 million decrease in professional fees incurred in connection with the CTI Merger, and a $2.0 million decrease in contractor expense primarily due to decreased use of contractors for corporate support services.

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
The following table sets forth amortization of other acquired intangible assets for the years ended January 31, 2014, 2013, and 2012:

	Year Ended January 31,			% Change
(in thousands)	2014	2013	2012	2014 - 2013	2013 - 2012
Amortization of other acquired intangible assets	$24,662	$24,442	$22,902	1%	7%

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Amortization of other acquired intangible assets did not materially change in the year ended January 31, 2014 compared to the year ended January 31, 2013. Amortization associated with business combinations that closed during the year ended January 31, 2014 was approximately $0.4 million, which was offset by the impact of the strengthening of the foreign currencies in which some of our intangible assets are denominated during the year ended January 31, 2014 relative to the year ended January 31, 2013.

Year Ended January 31, 2013 compared to Year Ended January 31, 2012. Amortization of other acquired intangible assets increased approximately 7% from $22.9 million in the year ended January 31, 2012 to $24.4 million in the year ended January 31, 2013 primarily due to an increase in amortization associated with business combinations that closed during the year ended January 31, 2012.

Further discussion surrounding our business combinations appears in Note 5, "Business Combinations" to our consolidated financial statements included under Item 8 of this report.

Other Income (Expense), Net

The following table sets forth total other expense, net for the years ended January 31, 2014, 2013, and 2012:

	Year Ended January 31,			% Change
(in thousands)	2014	2013	2012	2014 - 2013	2013 - 2012
Interest income	$963	$531	$661	81%	(20)%
Interest expense	(29,780)	(31,034)	(32,358)	(4)%	(4)%
Loss on extinguishment of debt	(9,879)	—	(8,136)	*	*
Other income (expense):
Foreign currency gains (losses)	(6,057)	960	1,382	(731)%	(31)%
Gains (losses) on derivatives	345	(399)	(896)	(186)%	(55)%
Derecognition of indemnification asset related to CTI Merger	(12,874)	—	—	*	*
Other, net	(1,689)	(1,847)	(974)	(9)%	90%
Total other income (expense)	(20,275)	(1,286)	(488)	1,477%	164%
Total other expense, net	$(58,971)	$(31,789)	$(40,321)	86%	(21)%

* Percentage is not meaningful.

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Total other expense, net, increased by $27.2 million from $31.8 million in the year ended January 31, 2013 to $59.0 million in the year ended January 31, 2014.  During the year ended January 31, 2014, we recorded a $9.9 million loss upon extinguishment of debt, which primarily relates to the extinguishment of the term loan under the 2011 Credit Agreement.  There were no such losses recognized during the year ended January 31, 2013.  Further discussion regarding our credit agreements appears in Note 7, “Long-term Debt” to our consolidated financial statements included under Item 8 of this report.

Interest expense decreased to $29.8 million in the year ended January 31, 2014 from $31.0 million in the year ended January 31, 2013 primarily due to lower interest rates on borrowings associated with the 2013 Amended Credit Agreement, which was effective in March 2013, compared to interest incurred under the 2011 Credit Agreement.  Further discussion regarding our credit agreements appears in Note 7, “Long-term Debt” to our consolidated financial statements included under Item 8 of this report.

We recorded $6.1 million of net foreign currency losses in the year ended January 31, 2014 compared to $1.0 million of net gains in the year ended January 31, 2013.  Foreign currency losses in the year ended January 31, 2014 resulted primarily from (i) strengthening of the U.S. dollar against the Singapore dollar, resulting in foreign currency losses on Singapore dollar-denominated net assets in certain entities which use a U.S. dollar functional currency, (ii) weakening of the U.S. dollar against the Israeli shekel, resulting in foreign currency losses on Israeli shekel-denominated net liabilities in certain entities which use a U.S. dollar functional currency, (iii) weakening of the euro against the British pound sterling, resulting in foreign currency losses on euro-denominated net assets in certain entities which use a British pound sterling functional currency, and (iv) weakening of the Japanese yen against the U.S. dollar, resulting in foreign currency losses on U.S. dollar-denominated net liabilities in certain entities which use a Japanese yen functional currency.

In the year ended January 31, 2014, there were net gains on derivative financial instruments (not designated as hedging instruments) of $0.3 million, compared to net losses of $0.4 million on such instruments for the year ended January 31, 2013.  The higher net losses in the prior year resulted from weakening of the hedged currencies against the functional currencies, primarily the U.S. dollar against the Singapore dollar, during that period. Movements of hedged currencies against functional currencies were generally not significant during the year ended January 31, 2014.

In the year ended January 31, 2014, we recorded a charge of $12.9 million for the derecognition of an indemnification asset associated with the resolution of an uncertain tax position previously recorded in connection with the CTI Merger.  At the closing of the CTI Merger, we recorded indemnification assets in amounts corresponding to CTI’s liabilities for uncertain tax positions, recognizing Comverse’s contractual obligation to indemnify us for these potential liabilities. If an uncertain tax position liability is required to be subsequently reversed, the reversal is generally recorded as a reduction to the provision for income taxes. The reversal of the corresponding indemnification asset is reflected within other income (expense), net. Accordingly, the $12.9 million charge to other income (expense) was substantially offset by a reduction to our provision for income taxes. Please refer also to the discussion under “Provision for Income Taxes”, below. Further information regarding the CTI Merger appears in Note 4, “Merger with CTI” to our consolidated financial statements included under Item 8 of this report.

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

During the year ended January 31, 2012, we recorded an $8.1 million loss upon termination of the 2011 Credit Agreement and repayment of the term loan under that agreement.  There were no such losses recognized during the year ended January 31, 2013. Further discussion regarding our credit facilities appears in Note 7, "Long-Term Debt" to our consolidated financial statements included under Item 8 of this report.

Other, net expense was $1.8 million in the year ended January 31, 2013 compared to $1.0 million in the year ended January 31, 2012. The increase was primarily attributable to a $1.1 million write-off of an indemnification asset in connection with the resolution of an uncertain tax position from a prior-year business combination in our Communications Intelligence segment. Further discussion surrounding our business combinations appears in Note 5, "Business Combinations" to our consolidated financial statements included under Item 8 of this report.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the years ended January 31, 2014, 2013, and 2012:

	Year Ended January 31,			% Change
(in thousands)	2014	2013	2,012	2014 - 2013	2013 - 2012
Provision for income taxes	$4,539	$8,960	$5,532	(49)%	62%

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Our effective tax rate was 7.2% for the year ended January 31, 2014, compared to 13.2% for the year ended January 31, 2013.  For the year ended January 31, 2014, our effective income tax rate was lower than the U.S. federal statutory rate of 35% primarily due to the mix and levels of income and losses by jurisdiction and a tax benefit of $12.4 million for reversal of unrecognized tax benefits established in connection with the CTI Merger. The recognition of the CTI tax benefits resulted in other, net expense due to the write-off of an indemnification asset. Pre-tax income in our profitable jurisdictions, where we recorded tax provisions at rates lower than the U.S. federal statutory rate, was partially offset by our domestic losses where we maintain valuation allowances and did not record the related tax benefits. The result was an income tax provision of $4.5 million on $63.3 million of pre-tax income, resulting in an effective tax rate of 7.2%.  For the year ended January 31, 2013, our effective income tax rate was lower than the U.S. federal rate of 35% primarily due to the level and mix of income and losses by jurisdiction, partially offset by the write-off of certain tax attributes resulting from the merger of certain foreign subsidiaries, an increase in unrecognized tax benefits and an increase in the valuation allowance. The income generated in foreign jurisdictions, taxed at rates lower than the U.S. federal statutory rate, was higher than domestic losses where we maintain valuation allowances and did not record a tax benefit. The result was an income tax provision of $9.0 million on $67.8 million of pre-tax income, which represented an effective tax rate of 13.2%.

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

The comparison of our effective tax rates between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, amount of permanent book to tax differences, the impact of unrecognized tax benefits, and the effects of valuation allowances on certain loss jurisdictions.

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

In April 2011, we entered into the 2011 Credit Agreement and terminated our 2007 Credit Agreement. The 2011 Credit Agreement included a term loan facility, with an outstanding balance of $576.0 million at January 31, 2013, and a $170.0 million revolving line of credit, which was unused at January 31, 2013.  On March 6, 2013, the 2011 Credit Agreement was replaced by the 2013 Amended Credit Agreement. The 2013 Amended Credit Agreement included a term loan facility, with an outstanding balance of $645.1 million at January 31, 2014, and a $200.0 million revolving credit facility, which was unused at January 31, 2014. In February 2014, in connection with our acquisition of KANA, we borrowed $125.0 million under the revolving credit facility and we also incurred $300.0 million of incremental term loans, for purposes of funding a portion of the purchase price for KANA. Further discussion of our credit agreements appears below, under "Credit Agreements".

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We have used cash as consideration for substantially all of our historical business acquisitions, including $32.8 million of net cash on hand expended for business acquisitions during the year ended January 31, 2014. We expended $514.2 million of net cash to acquire KANA on February 3, 2014, funded through a combination of cash on hand, and as described above, incremental term loans and borrowings under our revolving credit facility. We expended $82.9 million of cash to acquire UTX on March 31, 2014, funded from cash on hand. To the extent that we continue this strategy, our future cash requirements and liquidity may be impacted. As we did to fund the acquisition of KANA and have done otherwise in the past, we may utilize external capital sources, including debt and equity, to supplement our internally generated sources of liquidity as necessary and if available. We also may consider initiatives to modify the debt and equity components of our current capitalization, as we did in March 2014, February 2014, and March 2013 by amending our credit agreement, or as we did in February 2013 by completing the CTI Merger.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (including any long-term portions) held by our subsidiaries outside the United States were $268.6 million and $192.9 million as of January 31, 2014 and 2013, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in company growth initiatives, including business acquisitions. Cash on hand in the United States was utilized to fund a portion of the purchase price for KANA, and cash on hand outside of the United States was utilized to fund the purchase price for UTX. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months and for the foreseeable future.

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

The following table sets forth our cash and cash equivalents, restricted cash and bank time deposits, short-term investments and long-term debt as of January 31, 2014 and 2013:

	January 31,
(in thousands)	2014	2013
Cash and cash equivalents	$378,618	$209,973
Restricted cash and bank time deposits	$6,423	$11,128
Short-term investments	$32,049	$13,593
Long-term debt	$635,830	$570,822

At January 31, 2014, our cash and cash equivalents totaled $378.6 million, an increase of $168.6 million from $210.0 million at January 31, 2013. On February 3, 2014, we expended approximately $96.4 million of cash on hand, including closing costs, in connection with the acquisition of KANA.

Our operating activities generated $178.3 million of cash during the year ended January 31, 2014, which was partially offset by $9.7 million of net cash used in investing and financing activities during this period.  Further discussion of these items appears below.

Consolidated Cash Flow Activity

The following table summarizes selected items from our consolidated statements of cash flows for the year ended January 31, 2014, 2013 and 2012:

	Year Ended January 31,
(in thousands)	2014	2013	2012
Net cash provided by operating activities	$178,284	$123,385	$106,498
Net cash used in investing activities	(64,196)	(35,696)	(126,848)
Net cash provided by (used in) financing activities	54,534	(29,306)	2,078
Effect of exchange rate changes on cash and cash equivalents	23	928	(972)
Net increase (decrease) in cash and cash equivalents	$168,645	$59,311	$(19,244)

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income, adjusted for non-cash items, and working capital changes. Operating activities generated $178.3 million of net cash during the year ended January 31, 2014, compared to $123.4 million generated during the year ended January 31, 2013.  The improved operating cash flow resulted primarily from our higher operating income in the year ended January 31, 2014, which contributed to higher accounts receivable collections and customer deposits, compared to the year ended January 31, 2013, and the impact of net income tax refunds of $1.7 million in the year ended January 31, 2014, compared to net income tax payments of $18.2 million in the prior year. The net income tax refunds in the year ended January 31, 2014 resulted principally from the impact of income tax refunds in Israel associated with prior periods' income tax returns.

Operating activities generated $123.4 million of net cash during the year ended January 31, 2013, compared to $106.5 million of cash provided by operating activities during the year ended January 31, 2012. Improved operating results in the year ended January 31, 2013 drove higher accounts receivable collections and customer deposits compared to the year ended January 31, 2012.

Net Cash Used in Investing Activities

During the year ended January 31, 2014, our investing activities used $64.2 million of net cash, the primary components of which were $32.8 million of net cash utilized for business acquisitions, $22.4 million of payments for property, equipment, and capitalized software development costs, and $18.9 million of net purchases of short-term investments. We expanded our short-term investing activity during the year ended January 31, 2014 to increase returns on available funds provided by operating and financing activities. Partially offsetting these uses was a $7.7 million decrease in restricted cash and bank time deposits. Restricted cash and bank time deposits are typically short-term deposits used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period.

For the year ended January 31, 2013, our investing activities used $35.7 million of net cash, primarily reflecting $20.0 million of payments for property, equipment, and capitalized software development costs. We also purchased $13.6 million of short-term investments during this year.

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

Other than for our February 3, 2014 acquisition of KANA, we had no significant commitments for capital expenditures at January 31, 2014. We simultaneously signed and closed our acquisition of UTX on March 31, 2014.

Net Cash Provided by (Used in) Financing Activities

For the year ended January 31, 2014, our financing activities provided $54.5 million of net cash. During this period, we borrowed $646.7 million under our 2013 Amended Credit Agreement (consisting of gross borrowings of $650.0 million, reduced by a $3.3 million original issuance discount), repaid $576.0 million of outstanding borrowings under our 2011 Credit Agreement, and paid $7.8 million of related debt issuance costs. We also received $10.4 million of cash in connection with the CTI Merger during this year. Other financing activities during the year ended January 31, 2014 included payments of $16.1 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and the receipt of $10.9 million of proceeds from exercises of stock options.

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

Please refer to the discussion contained herein under "– Credit Agreements" for information regarding financing activities associated with our February 3, 2014 acquisition of KANA.

Liquidity and Capital Resources Requirements

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, working capital needs, ordinary course capital expenditures, research and development spending, and other commitments for at least the next 12 months. Currently, we have no plans to pay any cash dividends on our common stock, which are not permitted under our 2013 Amended Credit Agreement.

Our liquidity could be negatively impacted by a decrease in demand for our products and service and support, including the impact of changes in customer buying behavior due to circumstances over which we have no control. If we determine to make additional business acquisitions or otherwise require additional funds, we may need to raise additional capital, which could involve the issuance of additional equity or debt securities.

Credit Agreements

In April 2011, we entered into the 2011 Credit Agreement with our lenders and concurrently terminated our 2007 Credit Agreement. The 2011 Credit Agreement provided for $770.0 million of secured credit facilities, comprised of a $600.0 million term loan maturing in October 2017 and a $170.0 million revolving credit facility maturing in April 2016, subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the 2011 Credit Agreement.

The 2011 Credit Agreement included an original issuance term loan discount of 0.50%, or $3.0 million, resulting in net term loan proceeds of $597.0 million.

On March 6, 2013, we entered into an amendment and restatement agreement with the lenders under the 2011 Credit Agreement providing for the amendment and restatement of the 2011 Credit Agreement. The 2013 Amended Credit Agreement provided for $850.0 million of senior secured credit facilities, comprised of (i) $650.0 million of term loans maturing in September 2019 and (ii) a $200.0 million revolving credit facility maturing in March 2018, subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the 2013 Amended Credit Agreement.

The 2013 Amended Credit Agreement included an original issuance term loan discount of 0.50%, or $3.3 million, resulting in net 2013 Term Loans proceeds of $646.7 million.

The majority of the proceeds of the 2013 Term Loans were used to repay all $576.0 million of outstanding term loan borrowings under the 2011 Credit Agreement at the March 6, 2013 closing date of the 2013 Amended Credit Agreement. There were no outstanding borrowings under the 2011 Credit Agreement's revolving credit facility at the closing date.

As of January 31, 2014, the 2013 Term Loans had an outstanding balance of $645.1 million, and there were no outstanding borrowings under the revolving credit facility, all of which was available at that date. The interest rate on the 2013 Term Loans was 4.00% at January 31, 2014, but was adjusted to 3.50% on March 7, 2014, as described below.

On February 3, 2014, in connection with the acquisition of KANA, we borrowed $125.0 million under our revolving credit facility to fund a portion of the KANA purchase price. Borrowings under our revolving credit facility are due upon maturity of the revolving credit facility in March 2018. The initial interest rate on the revolving credit borrowings was 4.00%, but was adjusted to 3.50% on March 7, 2014, as described below.

In addition, on February 3, 2014, we entered into Amendment No. 1 to our 2013 Amended Credit Agreement pursuant to which we incurred $300.0 million of incremental term loans. The net proceeds of the 2014 Term Loans were used to fund a portion of the KANA purchase price.

The 2014 Term Loans were subject to an original issuance discount of 0.25%, or $0.8 million.

The 2014 Term Loans bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or less, at the end of the applicable interest period, at a per annum rate of, at our election:

(a) in the case of Eurodollar loans, the Adjusted LIBO Rate plus 2.75%. The Adjusted LIBO Rate is the greater of (i) 0.75% per annum and (ii) the product of (x) the LIBO Rate and (y) Statutory Reserves (both as defined in the 2013 Amended Credit Agreement), and

(b) in the case of Base Rate loans, the Base Rate plus 1.75%. The Base Rate is the greatest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the 2013 Amended Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

The initial interest rate on the 2014 Term loans was 3.50%.

On February 3, 2014, we also entered into Amendment No. 2 to the 2013 Amended Credit Agreement which, among other things, (i) permits us to increase the permitted amount of additional incremental term loans and revolving credit commitments under the 2013 Amended Credit Agreement (beyond the 2014 Term Loans borrowed under Amendment No. 1) by up to $200.0 million plus an additional amount such that the First Lien Leverage Ratio (as defined in Amendment No. 2) would not exceed the specified maximum ratio set forth therein, (ii) increased the size of certain negative covenant basket carve-outs, (iii) permits us to issue Permitted Convertible Indebtedness (as defined in Amendment No. 2), and (iv) permits us to refinance all or a portion of any existing class of term loans under the 2013 Amended Credit Agreement with replacement term loans.

Further, on February 3, 2014, we entered into Amendment No. 3 to the 2013 Amended Credit Agreement which extended by one year, to January 31, 2016, the step-down date of the leverage ratio covenant applicable to the revolving credit facility and, at the March 7, 2014 effectiveness of Amendment No. 4 (as described below), repriced the interest rate applicable to borrowings under the revolving credit facility to the interest rate applicable to the 2014 Term Loans.

On March 7, 2014, we entered into Amendment No. 4 to our 2013 Amended Credit Agreement to, among other things, reprice the interest rate applicable to the 2013 Term Loans to the interest rate applicable to the 2014 Term Loans. The repricing of the interest rate applicable to borrowings under the revolving credit facility contemplated by Amendment No. 3 became effective on March 7, 2014, upon the effectiveness of Amendment No. 4.

As of March 7, 2014, all borrowings under the 2013 Amended Credit Agreement, as amended in February 2014 and March 2014, bear interest in a manner as described above for the 2014 Term Loans, at an interest rate of 3.50%.

Under the 2013 Amended Credit Agreement, we are required to pay a commitment fee equal to 0.50% per annum of the undrawn portion on the revolving credit facility, payable quarterly, and customary administrative agent and letter of credit fees.

The 2013 Amended Credit Agreement requires us to make principal payments on the 2013 Term Loans of $1.6 million per quarter through August 1, 2019, with the remaining balance due in September 2019.  Optional prepayments of the loans are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates. The loans are also subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flows (as defined in the 2013 Amended Credit Agreement), and certain other events. Prepayments are applied first to the eight immediately following scheduled term loan principal payments, then pro rata to other remaining scheduled term loan principal payments, if any, and thereafter as otherwise provided in the 2013 Amended Credit Agreement.

We are required to make principal payments of $0.8 million per quarter on the 2014 Term Loans commencing on May 1, 2014 and continuing through August 1, 2019, with the remaining balance due in September 2019. Optional prepayments of the 2014 Term Loans are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates and a 1.0% premium applicable in the event of specified repricing transactions prior to September 8, 2014. The other terms, conditions and provisions applicable to the 2014 Term Loans, including provisions regarding security, guaranties, affirmative and negative covenants and events of defaults, as described below, are consistent with those applicable to the 2013 Term Loans.

Our obligations under the 2013 Amended Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and certain foreign subsidiaries that have elected to be disregarded for U.S. tax purposes, and are secured by security interests in substantially all of our and their assets, subject to certain exceptions detailed in the 2013 Amended Credit Agreement and related ancillary documents.

The 2013 Amended Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. The revolving credit facility also contains a financial covenant that requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2013 Amended Credit Agreement, as amended) of no greater than 5.00 to 1 until January 31, 2016 and no greater than 4.50 to 1 thereafter (the "Leverage Ratio Covenant"). The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2013 Amended Credit Agreement. At January 31, 2014, our consolidated leverage ratio was approximately 2.30 to 1 compared to a permitted consolidated leverage ratio of 5.00 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $120.0 million the minimum EBITDA required to satisfy the leverage ratio covenant given our outstanding debt as of that date. At February 3, 2014, after giving effect to our incurrence of additional long-term debt in connection with our acquisition of KANA, as described in greater detail above, on a pro forma basis our consolidated leverage ratio was less than 4.25 to 1.

 The 2013 Amended Credit Agreement provides for certain customary events of default with corresponding grace periods. These events of default include failure to pay principal or interest when due under the 2013 Amended Credit Agreement, failure to comply with covenants, any representation or warranty made by us proving to be inaccurate in any material respect, defaults under certain other indebtedness of ours or our subsidiaries, the occurrence of a Change of Control (as defined in the 2013 Amended Credit Agreement) with respect to us and certain insolvency or receivership events affecting us or our significant subsidiaries. Upon the occurrence of an event of default resulting from a violation of the Leverage Ratio Covenant, the lenders under our revolving credit facility may require us to immediately repay outstanding borrowings under the revolving credit facility and may terminate their commitments to provide loans under that facility. A violation of the Leverage Ratio Covenant would not, by itself, result in an event of default under the 2013 Term Loans or 2014 Term Loans, but may trigger a cross-default under the term loans in the event we are required to repay outstanding borrowings under the revolving credit facility. Upon the occurrence of other events of default, the lenders may require us to immediately repay all outstanding borrowings under the 2013 Amended Credit Agreement and the lenders under our revolving credit facility may terminate their commitments to provide loans under the facility.

Convertible Preferred Stock

Our capitalization previously included Series A Convertible Perpetual Preferred Stock ("Preferred Stock") originally issued in May 2007 which, as of January 31, 2013, had a carrying value of $285.5 million and a liquidation preference and redemption value of $365.9 million. All of the Preferred Stock was originally issued to, and as of January 31, 2013 continued to be held by, CTI.

On August 12, 2012, we entered into the CTI Merger Agreement providing for the merger of CTI with and into our new, wholly owned subsidiary. The CTI Merger was completed on February 4, 2013 and eliminated CTI's majority ownership and control of us. Each outstanding share of our Preferred Stock, all of which was held by CTI, was canceled upon completion of the CTI Merger.

Further details regarding the Preferred Stock appear in Note 9, "Convertible Preferred Stock" and further details regarding the CTI Merger Agreement appear in Note 4, "Merger with CTI" to our consolidated financial statements included under Item 8 of this report.

Contractual Obligations

At January 31, 2014, our contractual obligations were as follows:

	Payments Due by Period
(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations, including interest	$787,705	32,618	64,439	63,282	627,366
Operating lease obligations	74,739	$15,335	21,322	10,416	27,666
Purchase obligations	46,130	42,443	3,687	—	—
Other long-term obligations	460	167	293	—	—
Total contractual obligations	$909,034	$90,563	$89,741	$73,698	$655,032

The long-term debt obligations reflected above include projected interest payments over the term of our outstanding debt as of January 31, 2014, assuming an interest rate of 4.00%, which was the interest rate in effect for our term loan borrowings as of January 31, 2014.

As described above under "Credit Agreements", on February 3, 2014, we incurred additional long-term debt in connection with our acquisition of KANA. As a result, our long-term debt obligations, including projected future interest, have increased from approximately $788 million at January 31, 2014 to approximately $1.3 billion at February 3, 2014 (including the impact of the March 2014 amendment to our 2013 Amended Credit Agreement). This increase results primarily from the impact of the additional long-term debt, partially offset by the impact of lower projected interest rates associated with the February 2014 and March 2014 amendments to our 2013 Amended Credit Agreement. Details regarding our long-term debt obligations are provided in Note 7, "Long-Term Debt" and Note 19, "Subsequent Events" to our consolidated financial statements included under Item 8 of this report.

Operating lease obligations reflected above exclude future sublease income from certain space we have subleased to third parties. As of January 31, 2014, total expected future sublease income is $2.6 million and ranges from $0.3 million to $0.8 million on an annual basis through March 2018.

Additional operating lease obligations that we assumed upon the February 3, 2014 acquisition of KANA and March 31, 2014 acquisition of UTX are estimated to be less than $10.0 million and are not included in the table presented above.

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

Our consolidated balance sheet at January 31, 2014 included $42.3 million of non-current tax reserves, net of related benefits (including interest and penalties of $8.7 million) for uncertain tax positions. However, these amounts are not included in the table above because it is not possible to predict or estimate the timing of payments for these obligations. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former shareholders of the acquired companies based upon achievement of performance targets following the acquisition dates. Excluding the CTI Merger, we completed five business combinations during the year ended January 31, 2014, all of which included contingent cash consideration arrangements.  Please refer to Note 5, "Business Combinations" to our consolidated financial statements included under Item 8 of this report for information regarding our business combinations.

For the year ended January 31, 2014, we made $17.1 million of payments under contingent consideration arrangements. As of January 31, 2014, potential future cash payments and earned consideration expected to be paid subsequent to January 31, 2014 under contingent consideration arrangements total $38.0 million, the estimated fair value of which was $17.3 million of which $9.9 million is included within accrued expenses and other current liabilities, and $7.4 million is included within other liabilities. The performance periods associated with these potential payments extend through January 2019.

Off-Balance Sheet Arrangements

As of January 31, 2014, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

New Accounting Pronouncements Implemented

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets for impairment and improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing. The amended guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Our adoption of this guidance effective February 1, 2013 did not materially impact our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which contained amended standards regarding disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"). These amended standards require the disclosure of information about the amounts reclassified out of AOCI by component and, in addition, require disclosure, either on the face of the financial statements or in the notes, of significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. These amended standards do not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements. These amended standards were effective for us on February 1, 2013, and adoption of this guidance did not materially impact our consolidated financial statements. The disclosures required by the amended standards appear in Note 10, "Stockholders' Equity" to our consolidated financial statements included under Item 8 of this report.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, permitting entities to use the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. Treasury rate and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments in this ASU were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We adopted the amendments in this ASU effective July 17, 2013, and the initial adoption of the amendments in this ASU did not impact our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires that entities with an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability, when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law, thereby eliminating diversity in practice regarding this presentation issue. We adopted ASU No. 2013-11 in our consolidated balance sheet as of January 31, 2014, but did not retrospectively apply the standard to our consolidated balance sheet as of January 31, 2013. The adoption of this standard did not materially impact our consolidated financial statements.

New Accounting Pronouncements To Be Implemented

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We are currently reviewing this standard, but we do not anticipate that its adoption will have a material impact on our consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

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

Interest Rate Risk on Our Debt

On March 6, 2013, we entered into an amendment and restatement agreement with the lenders under the 2011 Credit Agreement providing for the 2013 Amended Credit Agreement.  The 2013 Amended Credit Agreement provided for $850.0 million of senior secured credit facilities, comprised of a $650.0 million term loan maturing in September 2019 and a $200.0 million revolving credit facility maturing in March 2018, subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the 2013 Amended Credit Agreement.

Prior to March 7, 2014, loans under the 2013 Amended Credit Agreement incurred interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at our election:

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

On February 3, 2014, in connection with the acquisition of KANA, we borrowed $125.0 million under our revolving credit facility, and we entered into Amendment No. 1 to our 2013 Amended Credit Agreement pursuant to which we incurred $300.0 million of incremental term loans. The net proceeds from these borrowings were used to fund a portion of the KANA purchase price.

The initial interest rate on the revolving credit borrowings was 4.00%, but was adjusted to 3.50% on March 7, 2014, as described below.

The 2014 Term Loans bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or less, at the end of the applicable interest period, at a per annum rate of, at our election:

(a) in the case of Eurodollar loans, the Adjusted LIBO Rate plus 2.75%. The Adjusted LIBO Rate is the greater of (i) 0.75% per annum and (ii) the product of (x) the LIBO Rate and (y) Statutory Reserves (both as defined in the 2013 Amended Credit Agreement), and

(b) in the case of Base Rate loans, the Base Rate plus 1.75%. The Base Rate is the greatest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the 2013 Amended Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

The initial interest rate on the 2014 Term loans was 3.50%.

On February 3, 2014, we also entered into Amendment No. 2 to the 2013 Amended Credit Agreement which, among other things, (i) permits us to increase the permitted amount of additional incremental term loans and revolving credit commitments under the 2013 Amended Credit Agreement (beyond the 2014 Term Loans borrowed under Amendment No. 1) by up to, in the aggregate, $200.0 million plus an additional amount such that the First Lien Leverage Ratio (as defined in Amendment No. 2) would not exceed the specified maximum ratio set forth therein, (ii) increased the size of certain negative covenant basket carve-outs, (iii) permits us to issue Permitted Convertible Indebtedness (as defined in Amendment No. 2), and (iv) permits us to refinance all or a portion of any existing class of term loans under the 2013 Amended Credit Agreement with replacement term loans.

Further, on February 3, 2014, we entered into Amendment No. 3 to the 2013 Amended Credit Agreement which extended by one year, to January 31, 2016, the step-down date of the leverage ratio covenant applicable to the revolving credit facility and, at the March 7, 2014 effectiveness of Amendment No. 4 (as described below), repriced the interest rate applicable to borrowings under the revolving credit facility to the interest rate applicable to the 2014 Term Loans.

On March 7, 2014, we entered into Amendment No. 4 to our 2013 Amended Credit Agreement to, among other things, reprice the interest rate applicable to the 2013 Term Loans to the interest rate applicable to the 2014 Term Loans. The repricing of the interest rate applicable to borrowings under the revolving credit facility contemplated by Amendment No. 3 became effective on March 7, 2014, upon the effectiveness of Amendment No. 4.

Because the interest rates applicable to borrowings under the 2013 Amended Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. The periodic interest rates on the term loans under the 2013 Amended Credit Agreement are currently a function of several factors, most importantly the LIBO Rate and the applicable interest rate margin. However, borrowings are subject to a 0.75% LIBO Rate floor in the interest rate calculation, which currently reduces the likelihood of increases in the periodic interest rate, because current short-term LIBO Rates are well below 0.75%, and accordingly changes in short-term LIBO Rates will not impact the calculation unless those rates increase above 0.75%. Based upon our borrowings as of February 3, 2014, for each 1.00% increase in the applicable LIBO Rate above 0.75%, our annual interest payments would increase by approximately $10.7 million.

Previously, we utilized a pay-fixed/receive-variable interest rate swap agreement to partially mitigate the variable interest rate risk associated with a prior credit agreement. We may consider utilizing interest rate swap agreements, or other agreements intended to mitigate variable interest rate risk, in the future.

Interest Rate Risk on Our Investments

We invest in cash, cash equivalents, bank time deposits and marketable debt securities. Interest rate changes could result in an increase or decrease in interest income we generate from these interest-bearing assets. Our cash, cash equivalents, and bank time deposits are primarily maintained at high credit-quality financial institutions around the world, and our marketable debt investments are restricted to highly rated corporate debt securities. We have not invested in marketable debt securities with remaining maturities in excess of twelve months or in equity securities during the three-year period ended January 31, 2014.

The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

As of January 31, 2014 and 2013, we had cash and cash equivalents totaling approximately $378.6 million and $210.0 million, respectively, consisting of demand deposits, bank time deposits with maturities of three months or less, money market accounts, and marketable debt securities with remaining maturities of three months or less. At such dates we also held $6.4 million and $11.1 million, respectively, of cash equivalents which were restricted and were not available for general operating use. These balances primarily represent short-term deposits to secure bank guarantees in connection with sales contracts. The amounts of these deposits can vary depending upon the terms of the underlying contracts. We also had short-term investments of $32.0 million and $13.6 million at January 31, 2014 and 2013, respectively, consisting of bank time deposits and marketable debt securities of corporations, all with remaining maturities in excess of three months at the time of purchase.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the year ending January 31, 2015, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2014. Such a change would cause our projected interest income from cash, cash equivalents, restricted cash and bank time deposits, and short-term investments to increase or decrease by approximately $2.1 million, assuming a similar level of investments in the year ending January 31, 2015 as in the year ended January 31, 2014.

Due to the short-term nature of our cash and cash equivalents, time deposits, money market accounts and marketable debt securities, their carrying values approximate their market values and are not generally subject to price risk due to fluctuations in interest rates. See Note 3, "Cash, Cash Equivalents, and Short-Term Investments" to our consolidated financial statements included under Item 8 of this report for more information regarding our short-term investments.

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

Our international operations subject us to risks associated with currency fluctuations. While most of our revenue and expenses are denominated in U.S. dollars, we do have significant portions of our operating expenses, primarily labor expenses, that are denominated in the local currencies where our foreign operations are located, primarily Israel, the United Kingdom, Germany, Singapore, Brazil, and Australia. We also generate some of our revenue in foreign currencies, mainly the euro, British pound sterling, and Singapore dollar. As a result, our consolidated U.S. dollar operating results are subject to the potentially adverse impact of fluctuations in foreign currency exchange rates between the U.S. dollar and the other currencies in which we transact.

In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that result in gains or losses. We recorded net foreign currency losses of $6.1 million, and net foreign currency gains of $1.0 million and $1.4 million, for the years ended January 31, 2014, 2013, and 2012, respectively, which are recorded in other expense, net.

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

During the years ended January 31, 2014, 2013, and 2012, we recorded net gains of $0.3 million, and net losses of $0.4 million and $1.3 million, respectively, on foreign currency forward contracts not designated as hedges for accounting purposes. We had $1.6 million of net unrealized gains on outstanding foreign currency forward contracts as of January 31, 2014, with notional amounts totaling $127.6 million. We had $2.3 million of net unrealized gains on outstanding foreign currency forward contracts as of January 31, 2013, with notional amounts totaling $108.1 million.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2014. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar, and assumes no changes in interest rates. A 10% increase in the relative value of the U.S. dollar would decrease the estimated fair value of our foreign exchange derivatives by approximately $5.3 million. Conversely, a 10% decrease in the relative value of the U.S. dollar would increase the estimated the fair value of these financial instruments by approximately $6.5 million.

The counterparties to these foreign currency forward contracts are multinational commercial banks. While we believe the risk of counterparty nonperformance is not material, past disruptions in the global financial markets have impacted some of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of disruption in the financial markets could affect our ability to secure creditworthy counterparties for our foreign currency hedging programs.

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Verint Systems Inc.
Melville, New York

We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the "Company") as of January 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Verint
Systems Inc. and subsidiaries as of January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 31, 2014

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 31, 2014 and 2013

	January 31,
(in thousands, except share and per share data)	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$378,618	$209,973
Restricted cash and bank time deposits	6,423	11,128
Short-term investments	32,049	13,593
Accounts receivable, net of allowance for doubtful accounts of $1.2 million and $1.8 million, respectively	194,312	168,415
Inventories	10,693	15,014
Deferred cost of revenue	10,818	6,253
Deferred income taxes	9,002	10,447
Prepaid expenses and other current assets	52,476	66,830
Total current assets	694,391	501,653
Property and equipment, net	40,145	38,161
Goodwill	853,389	829,909
Intangible assets, net	132,847	144,261
Capitalized software development costs, net	8,483	6,343
Long-term deferred cost of revenue	9,843	7,742
Long-term deferred income taxes	9,783	10,342
Other assets	24,026	25,858
Total assets	$1,772,907	$1,564,269

Liabilities, Preferred Stock, and Stockholders' Equity
Current Liabilities:
Accounts payable	$65,656	$47,355
Accrued expenses and other current liabilities	178,674	176,972
Current maturities of long-term debt	6,555	5,867
Deferred revenue	162,124	163,252
Deferred income taxes	474	764
Total current liabilities	413,483	394,210
Long-term debt	635,830	570,822
Long-term deferred revenue	13,661	13,562
Long-term deferred income taxes	13,358	10,261
Other liabilities	63,457	60,196
Total liabilities	1,139,789	1,049,051
Preferred Stock - $0.001 par value; authorized 2,207,000 and 2,500,000 shares at January 31, 2014 and 2013, respectively. Series A convertible preferred stock; 0 and 293,000 shares issued and outstanding at January 31, 2014 and 2013, respectively; aggregate liquidation preference and redemption value of $365,914 at January 31, 2013.	—	285,542
Commitments and Contingencies
Stockholders' Equity:
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 53,907,000 and 40,460,000 shares; outstanding 53,605,000 and 40,158,000 shares at January 31, 2014 and 2013, respectively.	54	40
Additional paid-in capital	924,663	580,762
Treasury stock, at cost - 302,000 shares at January 31, 2014 and 2013, respectively.	(8,013)	(8,013)
Accumulated deficit	(250,005)	(303,762)
Accumulated other comprehensive loss	(39,725)	(44,225)
Total Verint Systems Inc. stockholders' equity	626,974	224,802
Noncontrolling interest	6,144	4,874
Total stockholders' equity	633,118	229,676
Total liabilities, preferred stock, and stockholders' equity	$1,772,907	$1,564,269

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended January 31, 2014, 2013 and 2012

	Year Ended January 31,
(in thousands, except per share data)	2014	2013	2012
Revenue:
Product	$416,478	$389,787	$390,392
Service and support	490,814	449,755	392,256
Total revenue	907,292	839,542	782,648
Cost of revenue:
Product	137,558	121,748	126,050
Service and support	156,593	145,444	129,911
Amortization of acquired technology and backlog	12,269	14,812	12,400
Total cost of revenue	306,420	282,004	268,361
Gross profit	600,872	557,538	514,287
Operating expenses:
Research and development, net	126,539	115,906	111,001
Selling, general and administrative	327,385	317,637	293,906
Amortization of other acquired intangible assets	24,662	24,442	22,902
Total operating expenses	478,586	457,985	427,809
Operating income	122,286	99,553	86,478
Other income (expense), net:
Interest income	963	531	661
Interest expense	(29,780)	(31,034)	(32,358)
Losses on extinguishment of debt	(9,879)	—	(8,136)
Other expense, net	(20,275)	(1,286)	(488)
Total other expense, net	(58,971)	(31,789)	(40,321)
Income before provision for income taxes	63,315	67,764	46,157
Provision for income taxes	4,539	8,960	5,532
Net income	58,776	58,804	40,625
Net income attributable to noncontrolling interest	5,019	4,802	3,632
Net income attributable to Verint Systems Inc.	53,757	54,002	36,993
Dividends on preferred stock	(174)	(15,472)	(14,790)
Net income attributable to Verint Systems Inc. common shares	$53,583	$38,530	$22,203

Net income per common share attributable to Verint Systems Inc.:
Basic	$1.01	$0.97	$0.58
Diluted	$0.99	$0.96	$0.56

Weighted-average common shares outstanding:
Basic	52,967	39,748	38,419
Diluted	53,878	40,312	39,499

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended January 31, 2014, 2013 and 2012

	Year Ended January 31,
(in thousands)	2014	2013	2012
Net income	$58,776	$58,804	$40,625
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	5,283	2,002	(6,685)
Net unrealized gains on available-for-sale securities	9	—	—
Net unrealized (losses) gains on derivative financial instruments designated as hedges	(1,227)	1,993	1,055
Benefit from (provision for) income taxes on net unrealized (losses) gains on derivative financial instruments designated as hedges	265	(212)	(149)
Other comprehensive income (loss)	4,330	3,783	(5,779)
Comprehensive income	63,106	62,587	34,846
Comprehensive income attributable to noncontrolling interest	4,849	5,074	3,520
Comprehensive income attributable to Verint Systems Inc.	$58,257	$57,513	$31,326

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended January 31, 2014, 2013 and 2012

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interest
Balances as of January 31, 2011	37,089	$38	$519,834	$(6,639)	$(394,757)	$(42,069)	$76,407	$1,280	$77,687
Net income	—	—	—	—	36,993	—	36,993	3,632	40,625
Other comprehensive loss	—	—	—	—	—	(5,667)	(5,667)	(112)	(5,779)
Stock-based compensation - equity portion	—	—	21,781	—	—	—	21,781	—	21,781
Exercises of stock options	623	1	12,843	—	—	—	12,844	—	12,844
Common stock issued for stock awards	1,323	1	(52)	51	—	—	—	—	—
Purchases of treasury stock	(53)	—	—	(1,655)	—	—	(1,655)	—	(1,655)
Treasury stock retired	—	—	(777)	777	—	—	—	—	—
Stock options issued in business combination	—	—	60	—	—	—	60	—	60
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(1,930)	(1,930)
Tax effects from stock award plans	—	—	662	—	—	—	662	—	662
Balances as of January 31, 2012	38,982	40	554,351	(7,466)	(357,764)	(47,736)	141,425	2,870	144,295
Net income	—	—	—	—	54,002	—	54,002	4,802	58,804
Other comprehensive income	—	—	—	—	—	3,511	3,511	272	3,783
Stock-based compensation - equity portion	—	—	20,174	—	—	—	20,174	—	20,174
Exercises of stock options	121	—	2,222	—	—	—	2,222	—	2,222
Common stock issued for stock awards and stock bonuses	1,076	—	4,073	—	—	—	4,073	—	4,073
Purchases of treasury stock	(21)	—	—	(615)	—	—	(615)	—	(615)
Treasury stock retired	—	—	(68)	68	—	—	—	—	—
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(3,070)	(3,070)
Tax effects from stock award plans	—	—	10	—	—	—	10	—	10
Balances as of January 31, 2013	40,158	40	580,762	(8,013)	(303,762)	(44,225)	224,802	4,874	229,676
Net income	—	$—	$—	$—	$53,757	$—	$53,757	$5,019	$58,776
Other comprehensive income (loss)	—	—	—	—	—	4,500	4,500	(170)	4,330
Stock-based compensation - equity portion	—	—	30,471	—	—	—	30,471	—	30,471
Exercises of stock options	384	—	10,982	—	—	—	10,982	—	10,982
Common stock issued for stock awards and stock bonuses	789	1	2,837	—	—	—	2,838	—	2,838
Common stock issued for CTI Merger, net	12,274	13	299,626	—	—	—	299,639	—	299,639
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(3,579)	(3,579)
Tax effects from stock award plans	—	—	(15)	—	—	—	(15)	—	(15)
Balances as of January 31, 2014	53,605	$54	$924,663	$(8,013)	$(250,005)	$(39,725)	$626,974	$6,144	$633,118

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended January 31, 2014, 2013 and 2012

	Year Ended January 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$58,776	$58,804	$40,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,968	57,097	53,040
Provision for doubtful accounts	1,112	734	1,055
Stock-based compensation - equity portion	30,173	21,004	21,781
Provision for (benefit from) deferred income taxes	2,553	328	(11,101)
Excess tax benefits from stock award plans	(64)	(139)	(847)
Non-cash (gains) losses on derivative financial instruments, net	(346)	399	896
Loss on extinguishment of debt	9,879	—	8,136
Other non-cash items, net	(1,964)	(5,297)	(802)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(23,387)	(13,809)	(2,942)
Inventories	3,105	(1,957)	1,080
Deferred cost of revenue	(6,148)	11,421	3,199
Prepaid expenses and other assets	33,487	(17,577)	6,339
Accounts payable and accrued expenses	23,444	(598)	(7,192)
Deferred revenue	(1,994)	(6,104)	(3,424)
Other liabilities	(6,513)	19,078	(3,326)
Other, net	203	1	(19)
Net cash provided by operating activities	178,284	123,385	106,498

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(32,767)	(660)	(109,780)
Purchases of property and equipment	(15,725)	(16,045)	(13,080)
Purchases of investments	(197,749)	(13,593)	—
Sales and maturities of investments	178,820	—	245
Settlements of derivative financial instruments not designated as hedges	(359)	(270)	(1,313)
Cash paid for capitalized software development costs	(6,668)	(3,916)	(3,399)
Change in restricted cash and bank time deposits, including long-term portion, and other investing activities, net	10,252	(1,212)	479
Net cash used in investing activities	(64,196)	(35,696)	(126,848)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	646,750	384	597,136
Repayments of borrowings and other financing obligations	(586,126)	(22,035)	(587,549)
Payments of debt issuance and other debt-related costs	(7,754)	(217)	(15,276)
Proceeds from exercises of stock options	10,896	2,605	12,474
Cash received in CTI Merger	10,370	—	—
Dividends paid to noncontrolling interest	(3,579)	(3,070)	(1,930)
Purchases of treasury stock	—	(615)	(1,655)
Excess tax benefits from stock award plans	64	139	847
Payments of contingent consideration for business combinations (financing portion)	(16,087)	(6,497)	(2,004)
Other financing activities	—	—	35
Net cash provided by (used in) financing activities	54,534	(29,306)	2,078
Effect of exchange rate changes on cash and cash equivalents	23	928	(972)
Net increase (decrease) in cash and cash equivalents	168,645	59,311	(19,244)
Cash and cash equivalents, beginning of period	209,973	150,662	169,906
Cash and cash equivalents, end of period	$378,618	$209,973	$150,662

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Unless the context otherwise requires, the terms "Verint", "we", "us", and "our" in these notes to consolidated financial statements refer to Verint Systems Inc. and its consolidated subsidiaries.

Verint is a global leader in Actionable Intelligence solutions. Actionable Intelligence is a necessity in a dynamic world of massive information growth because it empowers organizations with crucial insights and enables decision makers to anticipate, respond, and take action. With Verint solutions and value-added services, organizations of all sizes and across many industries can make more timely and effective decisions. Today, more than 10,000 organizations in over 180 countries, including over 80 percent of the Fortune 100, use Verint solutions to improve enterprise performance and make the world a safer place.

Significant Change in Ownership

For the periods presented in these consolidated financial statements through and including January 31, 2013, Comverse Technology, Inc. ("CTI"), beneficially owned a majority of our common stock (assuming the conversion of CTI’s preferred stock holdings into common stock) and held a majority of the voting power of our common stock. On February 4, 2013, CTI was merged with and into our new, wholly owned subsidiary, eliminating CTI's majority ownership and control of us. Further details are provided in Note 4, "Merger with CTI".

During the years ended January 31, 2013 and 2012, CTI did not provide us with material levels of corporate or administrative services.

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

Investments

Our investments generally consist of bank time deposits, and marketable debt securities of corporations, the U.S. government, and agencies of the U.S. government, all with remaining maturities in excess of three months at the time of purchase. We do not invest in auction rate securities as a matter of policy.

Investments in marketable securities which are classified as available-for-sale are stated at fair value based on market quotes. Investments in time deposits and in certain marketable debt securities which are classified as held-to-maturity are stated at amortized cost. Occasionally, investments with stated maturities beyond one year are classified as short-term if the securities are highly marketable and readily convertible into cash for current operations, although we held no such securities at January 31, 2014 and 2013. Unrealized gains and losses on available-for-sale securities, net of deferred taxes, are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We recognize realized gains and losses upon sale of short-term investments and declines in value deemed to be other than temporary using the specific identification method. Interest on short-term investments is recognized within income when earned.

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

Accounts receivable, net, includes costs in excess of billings and estimated earnings on arrangements recognized under contract accounting methods, representing revenue recognized on contracts for which billing will occur in subsequent periods, in accordance with the terms of the contracts. Costs in excess of billings and estimated earnings on such contracts were $22.5 million and $5.1 million as of January 31, 2014 and 2013, respectively.

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

Allowance for Doubtful Accounts

We estimate the collectability of our accounts receivable balances each accounting period and adjust our allowance for doubtful accounts accordingly. We exercise a considerable amount of judgment in assessing the collectability of accounts receivable, including consideration of the creditworthiness of each customer, their collection history, and the related aging of past due accounts receivable balances. We evaluate specific accounts when we learn that a customer may be experiencing a deterioration of its financial condition due to lower credit ratings, bankruptcy, or other factors that may affect its ability to render payment. We write-off an account receivable and charge it against its recorded allowance at the point when it is considered uncollectible.

The following table summarizes the activity in our allowance for doubtful accounts for the years ended January 31, 2014, 2013, and 2012:

	Year Ended January 31,
(in thousands)	2014	2013	2012
Balance at beginning of period	$1,775	$2,929	$5,395
Provisions charged to expense	1,100	250	399
Amounts written off	(1,700)	(1,520)	(2,912)
Other (1)	12	116	47
Balance at end of period	$1,187	$1,775	$2,929
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

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method based over the estimated useful lives of the assets. Equipment, furniture and other are depreciated over periods ranging from three to ten years. Software is depreciated over periods ranging from three to four years. We own a single building at January 31, 2014, which is being depreciated over a period of twenty-five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.

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

Goodwill, Other Acquired Intangible Assets, and Long-Lived Assets

We record goodwill when the purchase price of net tangible and intangible assets we acquire exceeds their fair value. Other acquired intangible assets include identifiable acquired technologies, in-process research and development ("IPR&D"), trade names, customer relationships, distribution networks, non-competition agreements, and sales backlog. We amortize the cost of finite-lived identifiable intangible assets over their estimated useful lives, which are periods of ten years or less. Amortization is based on the pattern in which the economic benefits of the intangible asset are expected to be realized, which typically is on a straight-line basis.

We regularly perform reviews to determine if the carrying values of our goodwill and other intangible assets are impaired.
We test goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. As of January 31, 2014, our reporting units are consistent with our operating segments identified in Note 18, "Segment, Geographic, and Significant Customer Information".

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

For reporting units where we decide to perform a qualitative assessment, we assess and make judgments regarding a variety of factors which potentially impact the fair value of a reporting unit, including general economic conditions, industry and market-specific conditions, customer behavior, cost factors, our financial performance and trends, our strategies and business plans, capital requirements, management and personnel issues, and our stock price, among others. We then consider the totality of these and other factors, placing more weight on the events and circumstances that are judged to most affect a reporting unit’s fair value or the carrying amount of its net assets, to reach a qualitative conclusion regarding whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.

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

Further information regarding our annual goodwill impairment reviews appears in Note 6, "Intangible Assets and Goodwill".

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

Fair Values of Financial Instruments

Our recorded amounts of cash and cash equivalents, restricted cash and bank time deposits, accounts receivable, investments, and accounts payable approximate fair value, due to the short-term nature of these instruments. We measure certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Fair value disclosures regarding our money market funds, short-term investments, derivative financial instruments, contingent consideration obligations, and long-term debt are included in Note 13, "Fair Value Measurements".

Derivative Financial Instruments

As part of our risk management strategy, when considered appropriate, we use derivative financial instruments including foreign currency forward contracts and interest rate swap agreements to hedge against certain foreign currency and interest rate exposures. Our intent is to mitigate gains and losses caused by the underlying exposures with offsetting gains and losses on the derivative contracts. By policy, we do not enter into speculative positions with derivative instruments. The criteria we use for designating a derivative as a hedge include contemporaneous and ongoing documentation of the instrument’s effectiveness in risk reduction and direct matching of the financial instrument to the underlying transaction. We record all derivatives as assets or liabilities on our consolidated balance sheets at their fair values. Gains and losses from the changes in values of these derivatives are accounted for based on the use of the derivative and whether it qualifies for hedge accounting.

For the years ended January 31, 2014, 2013, and 2012, certain foreign currency forward contracts qualified for accounting as hedges and accordingly, the effective portions of the changes in fair value of these instruments were recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets, net of applicable income taxes. The ineffective portion, if any, of these contracts is reported in other income (expense), net. For derivative financial instruments not accounted for as hedges, gains and losses from changes in their fair values are reported in other income (expense), net. See Note 14, "Derivative Financial Instruments", for further details regarding our hedging activities and related accounting policies.

Long-term Debt

We capitalize debt issuance costs, as well as costs incurred for subsequent modification of debt, incurred in connection with our long-term borrowings and credit facilities. We amortize these costs as an adjustment to interest expense over the remaining contractual life of the associated long-term borrowing or credit facility using the effective interest method for term loan borrowings and the straight-line method for revolving credit facilities. When unscheduled principal payments are made, we adjust the amortization of our deferred debt-related costs to reflect the expected remaining terms of the borrowing.

Segment Reporting

We have three operating segments, which are also our reportable segments, Enterprise Intelligence Solutions ("Enterprise
Intelligence"), Communications and Cyber Intelligence Solutions ("Communications Intelligence"), and Video and Situation Intelligence Solutions ("Video Intelligence"). We determine our reportable segments based on a number of factors our management uses to evaluate and run our business operations, including similarities of customers, products and technology. Our Chief Executive Officer is our chief operating decision maker, who utilizes segment revenue and segment operating contribution as the primary basis for assessing financial results of segments and for the allocation of resources. See Note 18, "Segment, Geographic, and Significant Customer Information", for a full description of our segments and related accounting policies.

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

Our multiple-element arrangements consist of a combination of our product and service offerings that may be delivered at various points in time. For arrangements within the scope of the multiple-deliverable guidance, a deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. For multiple-element arrangements comprised only of tangible products containing software components and non-software components and related services, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. The total transaction revenue is allocated to the multiple elements based on each element's relative selling price compared to the total selling price. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

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

For multiple-element arrangements that are comprised of a combination of hardware and software elements, the total transaction value is bifurcated between the hardware elements and the software elements that are not essential to the functionality of the hardware, based on the relative selling prices of the hardware elements and the software elements as a group. Revenue is then recognized for the hardware and hardware-related services following the hardware revenue recognition methodology outlined above and revenue for the software and software-related services is recognized following the residual method or ratably over the PCS period if VSOE for PCS does not exist.

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

In instances where revenue is derived from sale of third-party vendor services and we are a principal in the transaction, we generally record revenue on a gross basis and record costs related to a sale within cost of revenue. Though uncommon, in cases where we act as an agent between the customer and the vendor, revenue is recorded net of costs.

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
Deferred cost of revenue is classified in its entirety as current or long-term based on whether the related revenue will be recognized within twelve months of the origination date of the arrangement.

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

We also periodically derive benefits from participation in certain government-sponsored programs in other jurisdictions, for the support of research and development activities conducted in those locations.

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

Functional Currency and Foreign Currency Transaction Gains and Losses

The functional currency for most of our foreign subsidiaries is the respective local currency, of which the notable exceptions are our subsidiaries in Israel and Canada, whose functional currencies are the U.S. dollar. Most of our revenue and materials purchased from suppliers are denominated in or linked to the U.S. dollar. Transactions denominated in currencies other than a functional currency (primarily compensation and benefits costs of foreign operations) are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within other income (expense), net in the consolidated statements of operations. We recorded net foreign currency losses of $6.1 million, and net foreign currency gains of $1.0 million and $1.4 million for the years ended January 31, 2014, 2013 and 2012, respectively.

For consolidated reporting purposes, in those instances where a foreign subsidiary has a functional currency other than the U.S. dollar, revenue and expenses are translated into U.S. dollars using average exchange rates for the reporting period, while assets and liabilities are translated into U.S. dollars using period-end rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Stock-Based Compensation

We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award. We use the Black-Scholes option-pricing model to estimate the fair value of certain of our stock-based awards. We recognize the fair value of the award as compensation expense over the period during which an employee is required to provide service in exchange for the award.

Net Income Per Common Share Attributable to Verint Systems Inc.

Shares used in the calculation of basic net income per common share are based on the weighted-average number of common shares outstanding during the accounting period. Shares used in the calculation of basic net income per common share include vested but unissued shares underlying awards of restricted stock units when all necessary conditions for earning those shares have been satisfied at the award's vesting date, but exclude unvested shares of restricted stock because they are contingent upon future service conditions. Shares used in the calculation of diluted net income per common share are based on the weighted-average number of common shares outstanding, adjusted for the assumed exercise or vesting of all potentially dilutive stock options and other stock-based awards outstanding using the treasury stock method. Shares used in the calculation of diluted net income per common share also include the assumed conversion of our Series A Convertible Perpetual Preferred Stock ("Preferred Stock"), if dilutive, for periods prior to cancellation of the Preferred Stock on February 4, 2013 in connection with the CTI Merger. In periods for which we report a net loss, basic net loss per common share and diluted net loss per common share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

Recent Accounting Pronouncements

New Accounting Pronouncements Implemented

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets for impairment and improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing. The amended guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Our adoption of this guidance effective February 1, 2013 did not materially impact our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which contained amended standards regarding disclosure requirements for items reclassified out of accumulated other comprehensive income ("AOCI"). These amended standards require the disclosure of information about the amounts reclassified out of AOCI by component and, in addition, require disclosure, either on the face of the financial statements or in the notes, of significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. These amended standards do not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements. These amended standards were effective for us on February 1, 2013, and adoption of this guidance did not materially impact our consolidated financial statements. The disclosures required by the amended standards appear in Note 10, "Stockholders' Equity".

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, permitting entities to use the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. Treasury rate and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments in this ASU were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We adopted the amendments in this ASU effective July 17, 2013, and the initial adoption of the amendments in this ASU did not impact our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires that entities with an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability, when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law, thereby eliminating diversity in practice regarding this presentation issue. We adopted ASU No. 2013-11 in our consolidated balance sheet as of January 31, 2014, but did not retrospectively apply the standard to our consolidated balance sheet as of January 31, 2013. The adoption of this standard did not materially impact our consolidated financial statements.

New Accounting Pronouncements To Be Implemented

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We are currently reviewing this standard, but we do not anticipate that its adoption will have a material impact on our consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

2.	NET INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income per common share attributable to Verint Systems Inc. for the years ended January 31, 2014, 2013, and 2012:

	Year Ended January 31,
(in thousands, except per share amounts)	2014	2013	2012
Net income	$58,776	$58,804	$40,625
Net income attributable to noncontrolling interest	5,019	4,802	3,632
Net income attributable to Verint Systems Inc.	53,757	54,002	36,993
Dividends on Preferred Stock	(174)	(15,472)	(14,790)
Net income attributable to Verint Systems Inc. for basic net income per common share	53,583	38,530	22,203
Dilutive effect of dividends on Preferred Stock	—	—	—
Net income attributable to Verint Systems Inc. for diluted net income per common share	$53,583	$38,530	$22,203
Weighted-average shares outstanding:
Basic	52,967	39,748	38,419
Dilutive effect of employee equity award plans	911	564	1,080
Dilutive effect of assumed conversion of Preferred Stock	—	—	—
Diluted	53,878	40,312	39,499
Net income per common share attributable to Verint Systems Inc.:
Basic	$1.01	$0.97	$0.58
Diluted	$0.99	$0.96	$0.56

We excluded the following weighted-average common shares underlying stock-based awards and the assumed conversion of our Preferred Stock from the calculations of diluted net income per common share because their inclusion would have been anti-dilutive:

	Year Ended January 31,
(in thousands)	2014	2013	2012
Common shares excluded from calculation:
Stock options and restricted stock-based awards	247	749	813
Convertible Preferred Stock	123	11,043	10,625

Our Preferred Stock was canceled in conjunction with the CTI Merger on February 4, 2013. The weighted-average common shares underlying the assumed conversion of the Preferred Stock for the year ended January 31, 2014 in the table above reflect the Preferred Stock as outstanding for only four days during the year ended January 31, 2014. Further details regarding the CTI Merger appear in Note 4, "Merger with CTI".

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents and short-term investments as of January 31, 2014 and 2013:

	January 31, 2014
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$314,604	$—	$—	$314,604
Money market funds	14,023	—	—	14,023
Commercial paper	49,986	5	—	49,991
Total cash and cash equivalents	$378,613	$5	$—	$378,618

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$9,402	$4	$—	$9,406
Bank time deposits	22,643	—	—	22,643
Total short-term investments	$32,045	$4	$—	$32,049

	January 31, 2013
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$143,888	$—	$—	$143,888
Money market funds	62,085	—	—	62,085
Commercial paper	4,000	—	—	4,000
Total cash and cash equivalents	$209,973	$—	$—	$209,973

Short-term investments:
Bank time deposits	$13,593	$—	$—	$13,593
Total short-term investments	$13,593	$—	$—	$13,593

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than three months, or without specified maturity dates which we intend to hold for periods in excess of three months.

As of January 31, 2014, all of our available-for-sale investments had contractual maturities of less than one year.
We report our available-for-sale securities at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of applicable income taxes, are included in accumulated other comprehensive income (loss) within stockholders’ equity on our consolidated balance sheets. Realized gains or losses, if applicable, are recorded in other income (expense), net in our consolidated statement of operations, using the specific identification method. Gains and losses on sales of available-for-sale securities during the year ended January 31, 2014 were not significant. We did not realize any gains or losses on sales of available-for-sale securities during the years ended January 31, 2013 and 2012.

During the year ended January 31, 2014, proceeds from sales and maturities of available-for-sale securities were $178.8 million. Proceeds from sales and maturities of available-for-sale securities were not significant for the years ended January 31, 2013 and 2012.

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at January 31, 2014 were not other-than-temporarily impaired. We held no available-for-sale securities with unrealized losses at January 31, 2014. We do not intend to sell our available-for-sale securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.

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

At the closing of the CTI Merger, each issued and outstanding share of CTI common stock was converted into the right to receive new shares of our common stock at an exchange ratio of 0.1298 shares of our common stock for each share of CTI common stock, pursuant to which approximately 28.6 million newly issued shares of our common stock were exchanged for approximately 220.0 million issued and outstanding shares of CTI common stock. In addition, the 16.3 million shares of our common stock and all shares of our Preferred Stock held by CTI at the time of the CTI Merger were canceled, resulting in approximately 12.3 million incremental shares of our common stock outstanding upon completion of the CTI Merger.

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

During the years ended January 31, 2014 and 2013, we incurred expenses associated with this matter of $0.6 million and $16.1 million, respectively, consisting primarily of legal and other professional fees, which have been expensed as incurred and are reflected within selling, general and administrative expenses.

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

The Distribution Agreement, among other things, provided for the allocation between CTI and Comverse of various assets, liabilities and obligations attributable to periods prior to the Comverse share distribution. Under the Distribution Agreement, Comverse agreed to indemnify CTI and its affiliates (including Verint following the CTI Merger) against certain losses arising as a result of the CTI Merger and the Comverse share distribution. Certain of Comverse's indemnification obligations are capped at $25.0 million and certain obligations are uncapped. Pursuant to the terms of the Distribution Agreement, at the closing of the CTI Merger, CTI placed $25.0 million of cash into an escrow account to support indemnification claims to the extent made against Comverse by CTI and its affiliates (including Verint after the CTI Merger). The balance remaining in such escrow account on August 4, 2014 (18 months after the closing of the CTI Merger), if any, will be released to Comverse. The escrow account cannot be used for claims related to an Israeli option holder lawsuit, details of which appear in Note 17, "Commitments and Contingencies".

Under the Transition Services Agreement, each of Comverse and CTI (including Verint after the CTI Merger) may provide the other with certain administrative services on an interim basis for agreed upon fees. The Tax Disaffiliation Agreement governs rights, responsibilities and obligations of CTI and Comverse after the Comverse share distribution with respect to tax liabilities and benefits, tax attributes, tax contests and other tax matters. The Employee Matters Agreement allocated liabilities and responsibilities relating to CTI and Comverse employee compensation and benefit plans.

Consolidated Financial Statement Impact

For financial reporting purposes, the CTI Merger was accounted for as our acquisition of CTI in a combination of entities under common control. We are the continuing reporting entity. Common control transactions are transfers and exchanges between entities that are under the control of the same parent, or are transactions in which all of the combining entities are controlled by the same party or parties before and after the transaction and that control is not transitory. When accounting for a transfer of assets or exchange of shares between entities under common control, the entity receiving the net assets or the equity interests recognizes the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of the transfer.

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

5.	BUSINESS COMBINATIONS

On February 4, 2014, we completed the acquisition of KANA (as defined in Note 19, "Subsequent Events"), a leading global provider of on-premises and cloud-based solutions which create differentiated, personalized, and integrated customer experiences for large enterprises and mid-market organizations.

On March 31, 2014, we completed the acquisition of UTX (as defined in Note 19, "Subsequent Events"), a provider of certain mobile device tracking solutions for security applications.

Please refer to Note 19, "Subsequent Events", for information regarding these business combinations.

Year Ended January 31, 2014

On February 4, 2013, we completed the CTI Merger, details for which appear in Note 4, "Merger with CTI".

Other Business Combinations

During the year ended January 31, 2014, in addition to the CTI Merger, we completed five business combinations:

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

•	On November 6, 2013, we acquired certain technology and other assets for use in our Communications Intelligence operating segment in a transaction that qualified as a business combination.

•
On December 6, 2013, we acquired all of the outstanding shares of a privately held management consulting and performance management company, based in the Americas region, that is being integrated into our Enterprise Intelligence operating segment.

•
On December 19, 2013, we acquired all of the outstanding shares of a privately held provider of fraud prevention and identity authentication solutions, based in the Americas region, that is being integrated into our Enterprise Intelligence operating segment.

These business combinations were not individually material to our consolidated financial statements.

We have included the financial results of these business combinations in our consolidated financial statements from their respective acquisition dates.

The combined consideration for these business combinations was approximately $46.1 million, including $34.2 million of combined cash paid at the closings. We also agreed to make potential additional cash payments to the respective former shareholders or asset owners aggregating up to approximately $27.4 million, contingent upon the achievement of certain performance targets over periods ending through January 2019. The combined fair values of these contingent consideration obligations were estimated to be $11.9 million as of the respective acquisition dates.

The $11.9 million acquisition date combined fair values of the contingent consideration obligations were estimated based on probability adjusted present values of the consideration expected to be transferred using significant inputs that are not observable in the market. Key assumptions used in these estimates included probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. At each reporting date, we revalue the contingent consideration obligations to their fair values and record increases and decreases in fair value within selling, general and administrative expenses in our consolidated statements of operations. Changes in the fair value of the contingent consideration obligations result from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. For the year ended January 31, 2014, we recorded a charge of $0.3 million within selling, general and administrative expenses for changes in the fair values of these contingent consideration obligations, which primarily reflected the impacts of revised expectations of achieving the performance targets. As of January 31, 2014, the aggregate fair value of the contingent consideration obligations associated with these acquisitions was $12.1 million, of which $5.3 million was recorded within accrued expenses and other current liabilities, and $6.8 million was recorded within other liabilities.

The purchase prices were allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, with the remaining unallocated purchase prices recorded as goodwill. The fair values assigned to identifiable intangible assets acquired in these business combinations were determined primarily by using the income approach, which discounts expected future cash flows attributable to these assets to present value using estimates and assumptions determined by management. The acquired identifiable finite-lived intangible assets are being amortized primarily on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

Included among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the addition of skilled, assembled workforces. Of the $19.0 million of goodwill associated with these business combinations, $18.3 million and $0.7 million was assigned to our Enterprise Intelligence and Communications Intelligence segments, respectively. For income tax purposes, $5.3 million of this goodwill is deductible and $13.7 million is not deductible.

Revenue and the impact on net income attributable to these acquisitions for the year ended January 31, 2014 were not significant.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $2.7 million for the year ended January 31, 2014. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The following table sets forth the components and the allocations of the combined purchase prices for the business combinations completed during the year ended January 31, 2014, other than the CTI Merger. These purchase price allocations have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement periods (up to one year from the respective acquisition dates).

(in thousands)	Amount
Components of Purchase Prices:
Cash	$34,229
Fair value of contingent consideration	11,907
Total purchase prices	$46,136

Allocation of Purchase Prices:
Net tangible assets:
Accounts receivable	$3,687
Other current assets	3,050
Other assets	275
Current and other liabilities	(2,717)
Deferred revenue	(1,310)
Deferred income taxes - current and long-term	(2,272)
Net tangible assets	713
Identifiable intangible assets:
Developed technology	14,009
Customer relationships	11,714
Trademarks and trade names	649
Total identifiable intangible assets	26,372
Goodwill	19,051
Total purchase prices	$46,136

For these acquisitions, customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of from six years to nine years, from three years to five years, and from one year to two years, respectively, the weighted average of which is approximately 5.9 years.

The pro forma impact of these acquisitions was not material to our historical consolidated operating results and is therefore not presented.

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

The $9.9 million acquisition date fair value of the contingent consideration obligation was estimated based on a probability adjusted present value of the consideration expected to be transferred using significant inputs that are not observable in the market. Key assumptions used in this estimate included probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. At each reporting date prior to January 31, 2013, we revalued the contingent consideration obligation to its fair value and recorded increases and decreases in fair value within selling, general and administrative expenses in our consolidated statements of operations. Changes in the fair value of the contingent consideration obligation resulted from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.

As of January 31, 2013, $6.4 million had been accrued for the actual contingent consideration earned and expected to be paid to the former Vovici shareholders under this arrangement. This liability changed by a negligible amount during the three months ended April 30, 2013, and payment of this amount was made during the three months ended July 31, 2013. No contingent consideration had been paid to the former Vovici shareholders prior to this payment. We have no further contingent consideration obligations for this acquisition.

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

Among the factors contributing to the recognition of goodwill in this transaction were synergies in products and technologies, and the addition of a skilled, assembled workforce. This goodwill was assigned to our Enterprise Intelligence segment and was not deductible for income tax purposes.

In connection with the purchase price allocation, the estimated fair value of support obligations assumed from Vovici was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs relating to fulfilling the support obligations plus a normal profit margin, which approximates the amount that we believe would be required to pay a third party to assume these obligations. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing support services. These estimated costs did not include any costs associated with selling efforts or research and development or the related margins on these costs. Profit associated with selling efforts was excluded because the selling effort on the support contracts concluded prior to the August 4, 2011 acquisition date. The estimated profit margin was 15%, which we believe best approximated our operating profit margin to fulfill these support obligations. As a result, in allocating the purchase price, we recorded an adjustment to reduce the $5.3 million carrying value of Vovici’s deferred revenue to $2.3 million, representing the estimated fair value of the support obligations assumed. As former Vovici customers have renewed their support contracts, we have recognized revenue at the full contract value over the terms of the contracts.

Revenue attributable to Vovici from August 4, 2011 through January 31, 2012 was $5.0 million. The impact of Vovici on net income for that period was not significant.

Transaction and related costs, consisting primarily of professional fees and integration expenses directly related to the acquisition of Vovici, totaled $0.5 million and $3.4 million for the years ended January 31, 2013 and 2012, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

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

We acquired GMT for total consideration of $36.6 million, including $24.6 million of cash paid at closing. In addition, the consideration included $12.0 million for the fair value of potential additional cash payments to the former GMT shareholders of up to approximately $17.4 million, payment of which was contingent upon the achievement of certain performance targets over the period from the acquisition date through January 31, 2014.

The $12.0 million acquisition date fair value of the contingent consideration obligation was estimated based on a probability adjusted present value of the consideration expected to be transferred using significant inputs that are not observable in the market. Key assumptions used in this estimate included probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. At each reporting date, we revalue the contingent consideration obligation to its fair value and record increases and decreases in fair value within selling, general and administrative expenses in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.

As of January 31, 2013, the fair value of the GMT contingent consideration was $2.8 million. During the year ended January 31, 2014, we reached an agreement to settle our potential obligations under the GMT contingent consideration arrangement with respect to the former GMT securityholders in exchange for a payment of $2.7 million. This payment, which was made during the year ended January 31, 2014, eliminated any remaining contingent consideration obligations to these former securityholders. No contingent consideration had been paid under the GMT contingent consideration arrangement prior to this payment. Certain other participants under the GMT contingent consideration arrangement, who were not GMT securityholders, were eligible to earn contingent consideration for the period ended January 31, 2014, none of which was earned. We have no further contingent consideration obligations for this acquisition.

For the years ended January 31, 2014, 2013 and 2012, we recorded benefits of $0.1 million, $6.8 million and $2.4 million, respectively, within selling, general and administrative expenses for changes in the fair value of the GMT contingent consideration obligation, which primarily reflected the impacts of revised expectations of achieving the performance targets.

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

Among the factors contributing to the recognition of goodwill in this transaction were synergies in products and technologies, and the addition of a skilled, assembled workforce. This goodwill was assigned to our Enterprise Intelligence segment and was deductible for income tax purposes.

In connection with the purchase price allocation, the estimated fair value of support obligations assumed from GMT was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin, which approximates the amount that we believe would be required to pay a third party to assume the support obligations. The estimated costs to fulfill the support obligations were based on the historical direct costs related to providing support services. These estimated costs did not include any costs associated with selling efforts or research and development or the related margins on these costs. Profit associated with selling efforts was excluded because the selling effort on the support contracts was concluded prior to October 7, 2011. The estimated profit margin was 20%, which we believe best approximated our operating profit margin to fulfill these support obligations. As a result, in allocating the purchase price, we recorded an adjustment to reduce the $4.3 million carrying value of GMT’s deferred revenue to $1.2 million, representing the estimated fair value of the support obligations assumed. As former GMT customers have renewed their support contracts, we have recognized revenue at the full contract value over the terms of the contracts.

Revenue and the impact on net income attributable to GMT from October 7, 2011 through January 31, 2012 were not significant.

Transaction and related costs, consisting primarily of professional fees and integration expenses directly related to the acquisition of GMT, totaled $0.4 million and $1.6 million for the years ended January 31, 2013 and 2012, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

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

For the years ended January 31, 2014, 2013 and 2012, we recorded net benefits of $2.8 million, charges of $1.4 million, and net benefits of $0.4 million, respectively, within selling, general and administrative expenses for changes in the aggregate fair values of the contingent consideration obligations associated with these acquisitions, reflecting the impacts of revised expectations of achieving the performance targets, as well as decreases in the discount periods since the acquisition dates.  As of January 31, 2014, the aggregate fair value of the contingent consideration obligations associated with these acquisitions was $5.2 million, of which $4.6 million was recorded within accrued expenses and other current liabilities, and $0.6 million was recorded within other liabilities. During the years ended January 31, 2014 and 2013, we made payments of $7.8 million and $5.7 million, respectively, to the former shareholders or asset owners under these arrangements. No such payments were made during the year ended January 31, 2012.

The purchase prices were allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, with the remaining unallocated purchase prices recorded as goodwill. The fair values assigned to identifiable intangible assets acquired in these business combinations were determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The acquired identifiable finite-lived intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

Intangible assets acquired in these business combinations included several IPR&D assets with estimated fair values totaling $2.5 million. IPR&D assets are considered indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts. The fair values of the IPR&D assets were estimated by projecting the costs required to develop the IPR&D assets into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present values. We will amortize these intangible assets once the projects are complete. Currently, we expect to complete the remaining IPR&D projects during the year ended January 31, 2015. IPR&D assets are subject to impairment testing at least annually, or more frequently if circumstances are identified indicating the potential for impairment.

Among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the additions of skilled, assembled workforces. Of the $30.5 million of goodwill associated with these business combinations, $10.1 million was assigned to our Video Intelligence segment and was not deductible for income tax purposes, $2.0 million was assigned to our Enterprise Intelligence segment and was not deductible for income tax purposes, and $18.4 million was assigned to our Communications Intelligence segment, of which $8.3 million was deductible, and $10.1 million was not deductible, for income tax purposes.

Revenue and the impact on net income attributable to these acquisitions for the year ended January 31, 2012 were not significant.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.8 million and $5.0 million for the years ended January 31, 2013 and 2012, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

In connection with the foregoing August 2, 2011 Communications Intelligence acquisition, the purchase price allocation included liabilities for uncertain tax positions and certain other liabilities associated with pre-acquisition business activities of the acquired company. Based upon our evaluation of these matters, including assessments of additional information obtained subsequent to the August 2, 2011 acquisition date regarding facts and circumstances that existed as of the acquisition date, the purchase price allocation for this acquisition included current liabilities of approximately $4.7 million associated with certain other pre-acquisition business activities of the acquired company and long-term liabilities of approximately $5.2 million associated with uncertain tax positions of the acquired company. Corresponding indemnification assets of $4.7 million and $5.2 million, respectively, classified as current and long-term in the same manner, were also recorded as components of the purchase price allocation for this acquisition, recognizing the selling shareholders’ contractual obligation to indemnify us for these pre-acquisition liabilities and were measured on the same basis as the corresponding liabilities.

As of January 31, 2014 and 2013, the liabilities associated with certain other pre-acquisition business activities of the acquired company, included within accrued expenses and other current liabilities, were $1.8 million and $3.0 million, respectively, and the corresponding indemnification assets, reflected within prepaid expenses and other current assets, were also $1.8 million and $3.0 million, respectively. The changes in these carrying values during the years ended January 31, 2014 and 2013 reflected derecognition of certain liabilities and corresponding indemnification assets and the impact of foreign currency exchange rate fluctuations. These changes were offsetting and therefore did not impact our consolidated statement of operations for the year ended January 31, 2014. Changes in the carrying value of these assets and liabilities also did not impact our consolidated statements of operations for the years ended January 31, 2013 and 2012.

As of January 31, 2014 and 2013, the liabilities associated with pre-acquisition uncertain tax positions of the acquired company were $1.5 million and $3.0 million, respectively, and were included within other liabilities. The corresponding indemnification assets as of January 31, 2014 and 2013 were $0.4 million and $2.6 million, respectively, and were included within other assets. During the years ended January 31, 2014 and 2013, we met the criteria required to adjust several of these pre-acquisition uncertain tax positions, and therefore tax liabilities of $1.0 million and $1.1 million for the years ended January 31, 2014 and 2013, respectively, were reversed and reflected as components of the provision for income taxes for those years. Because the liabilities for the uncertain tax positions were reversed, we also recorded write-offs of the corresponding indemnification assets for the years ended January 31, 2014 and 2013 of $0.9 million and $1.1 million, respectively, which are included in other income (expense), net for those years. In addition, during the years ended January 31, 2014 and 2013, based upon our assessment of the collectibility of the indemnification from the former shareholders of the acquired company, we recognized impairments of $0.9 million and $0.4 million, respectively, of the indemnification assets associated with these liabilities, which are included in other income (expense), net for those years. No impairment was recognized for the year ended January 31, 2012. The carrying values of these assets and liabilities were also impacted by foreign currency exchange rate fluctuations.

Purchase Price Allocations

The following table sets forth the components and the allocations of the purchase prices for the acquisitions of Vovici and GMT, as well as the combined purchase prices for our other individually insignificant acquisitions completed during the year ended January 31, 2012, reflecting all subsequent purchase price allocation adjustments:

(in thousands)	Vovici	GMT	Other Acquisitions
Components of Purchase Prices:
Cash	$55,708	$24,596	$33,835
Fair value of contingent consideration	9,900	12,000	20,504
Fair value of stock options	60	—	—
Bank debt, repaid at closing	435	—	—
Other purchase price adjustments	—	—	816
Total purchase prices	$66,103	$36,596	$55,155

Allocation of Purchase Prices:
Net tangible (liabilities) assets:
Accounts receivable	$1,106	$512	$842
Other current assets	5,398	1,717	15,650
Other assets	913	483	5,579
Current and other liabilities	(2,931)	(1,915)	(15,419)
Deferred revenue	(2,264)	(1,234)	(944)
Bank debt	—	—	(3,330)
Deferred income taxes - current and long-term	(6,021)	(108)	186
Net tangible (liabilities) assets	(3,799)	(545)	2,564
Identifiable intangible assets:
Developed technology	11,300	7,400	9,743
Customer relationships	15,400	6,200	7,040
Trademarks and trade names	1,700	400	1,350
In-process research and development assets	—	—	2,500
Other identifiable intangible assets	—	—	1,421
Total identifiable intangible assets (1)	28,400	14,000	22,054
Goodwill	41,502	23,141	30,537
Total purchase prices	$66,103	$36,596	$55,155

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

6.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of January 31, 2014 and 2013:

	January 31, 2014
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$240,208	$(141,714)	$98,494
Acquired technology	106,361	(76,922)	29,439
Trade names	13,378	(11,378)	2,000
Non-competition agreements	5,514	(4,970)	544
Distribution network	2,440	(1,840)	600
Backlog	386	(316)	70
Total intangible assets with finite lives	368,287	(237,140)	131,147
In-process research and development, with indefinite lives	1,700	—	1,700
Total	$369,987	$(237,140)	$132,847

	January 31, 2013
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$225,321	$(117,903)	$107,418
Acquired technology	93,860	(64,617)	29,243
Trade names	12,737	(10,537)	2,200
Non-competition agreements	5,516	(4,227)	1,289
Distribution network	2,440	(1,596)	844
Backlog	843	(76)	767
Total intangible assets with finite lives	340,717	(198,956)	141,761
In-process research and development, with indefinite lives	2,500	—	2,500
Total	$343,217	$(198,956)	$144,261

The following table presents net acquisition-related intangible assets by reportable segment as of January 31, 2014 and 2013:

	January 31,
(in thousands)	2014	2013
Enterprise Intelligence	$115,928	$126,341
Communications Intelligence	14,856	14,040
Video Intelligence	2,063	3,880
Total	$132,847	$144,261

Total amortization expense recorded for acquisition-related intangible assets was $36.9 million, $39.3 million, and $35.3 million for the years ended January 31, 2014, 2013, and 2012, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2015	$36,582
2016	34,343
2017	30,794
2018	13,406
2019	4,885
2020 and thereafter	11,137
Total	$131,147

During the year ended January 31, 2014, we recorded a $0.5 million acquired intangible asset impairment, which is included within cost of product revenue. No impairments of acquired intangible assets were recorded during the years ended January 31, 2013 and 2012.

Our in-process research and development assets were acquired during the year ended January 31, 2012, and no impairment indicators were identified for these assets during the years ended January 31, 2014 and 2013.

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

Goodwill activity for the years ended January 31, 2014, and 2013, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Enterprise Intelligence	Communications Intelligence	Video Intelligence
Year Ended January 31, 2013:
Goodwill, gross, at January 31, 2012	$895,623	$770,298	$49,111	$76,214
Accumulated impairment losses through January 31, 2012	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at January 31, 2012	828,758	739,507	49,111	40,140
Foreign currency translation and other	1,151	1,440	(878)	589
Goodwill, net, at January 31, 2013	$829,909	$740,947	$48,233	$40,729

Year Ended January 31, 2014:
Goodwill, gross, at January 31, 2013	$896,774	$771,738	$48,233	$76,803
Accumulated impairment losses through January 31, 2013	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at January 31, 2013	829,909	740,947	48,233	40,729
Business combinations	19,051	18,339	712	—
Foreign currency translation and other	4,429	5,645	(1,107)	(109)
Goodwill, net, at January 31, 2014	$853,389	$764,931	$47,838	$40,620

Balance at January 31, 2014:
Goodwill, gross, at January 31, 2014	$920,254	$795,722	$47,838	$76,694
Accumulated impairment losses through January 31, 2014	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at January 31, 2014	$853,389	$764,931	$47,838	$40,620

The results of our goodwill impairment testing as of November 1, 2012 and 2011 indicated that the estimated fair values of all our reporting units significantly exceeded their carrying values.

Based upon our November 1, 2013 goodwill impairment review, we concluded that the estimated fair values of our Enterprise Intelligence and Communications Intelligence reporting units significantly exceeded their carrying values. The estimated fair value of our Video Intelligence reporting unit was approximately 30% greater than its carrying value, and we have therefore concluded that this reporting unit is at more than remote risk of failing step one of future goodwill impairment tests, and is therefore at risk of future impairment in the event of significant unfavorable changes in the assumptions used in our impairment review, including the weighted average cost of capital (discount rate) and growth rates utilized in our discounted cash flow analysis. Although we believe that our current estimates are reasonable and appropriate, our Video Intelligence reporting unit competes in a challenging environment and there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment test will prove to be accurate predictions of future performance. Delays or declines in spending to install, upgrade or maintain security intelligence systems, technological changes, new competitors, or changes in buying patterns from key customers are examples of circumstances that could adversely impact the fair value of our Video Intelligence reporting unit.

No changes in circumstances or indicators of potential impairment were identified between November 1 and January 31 in each of the years ended January 31, 2014, 2013 and 2012.

No goodwill impairment was identified for the years ended January 31, 2014, 2013 and 2012.

7.	LONG-TERM DEBT

The following table summarizes our long-term debt at January 31, 2014 and 2013:

	January 31,
(in thousands)	2014	2013
Term loan facility - 2013 Amended Credit Agreement:
Gross borrowings	$645,125	$—
Unamortized debt discount	(2,827)	—
Term loan facility - 2011 Credit Agreement:
Gross borrowings	—	576,000
Unamortized debt discount	—	(2,199)
Other debt	87	2,888
Total debt	642,385	576,689
Less: current maturities	6,555	5,867
Long-term debt	$635,830	$570,822

In April 2011, we entered into a credit agreement (the "2011 Credit Agreement") with our lenders and concurrently terminated a prior credit agreement. The 2011 Credit Agreement provided for $770.0 million of secured credit facilities, comprised of a $600.0 million term loan maturing in October 2017 and a $170.0 million revolving credit facility maturing in April 2016, subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the 2011 Credit Agreement.

The 2011 Credit Agreement included an original issuance term loan discount of 0.50%, or $3.0 million, resulting in net term loan proceeds of $597.0 million.  This discount was being amortized as interest expense over the term of the term loan using the effective interest method. We incurred debt issuance costs of $14.8 million associated with the 2011 Credit Agreement, which were deferred and were classified within other assets, and were being amortized as interest expense over the term of the 2011 Credit Agreement.

On March 6, 2013, we entered into an amendment and restatement agreement with the lenders under the 2011 Credit Agreement providing for the amendment and restatement of the 2011 Credit Agreement (as amended and restated, the "2013 Amended Credit Agreement"). The 2013 Amended Credit Agreement provided for $850.0 million of senior secured credit facilities, comprised of (i) $650.0 million of term loans maturing in September 2019 (the "2013 Term Loans") and (ii) a $200.0 million revolving credit facility maturing in March 2018, subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time according to the terms of the 2013 Amended Credit Agreement.

The 2013 Amended Credit Agreement included an original issuance term loan discount of 0.50%, or $3.3 million, resulting in net 2013 Term Loans proceeds of $646.7 million. This discount is being amortized as interest expense over the term of the 2013 Term Loans using the effective interest method.

The majority of the proceeds of the 2013 Term Loans were used to repay all $576.0 million of outstanding term loan borrowings under the 2011 Credit Agreement at the March 6, 2013 closing date of the 2013 Amended Credit Agreement.  There were no outstanding borrowings under the 2011 Credit Agreement's revolving credit facility at the closing date.

On February 3, 2014, in connection with our acquisition of KANA, we borrowed $125.0 million under our revolving credit facility and, in connection with an amendment to our 2013 Amended Credit Agreement, we incurred $300.0 million of incremental term loans, both for purposes of funding a portion of the purchase price for KANA. We also executed several additional amendments on February 3, 2014 and March 7, 2014 to our 2013 Amended Credit Agreement. Please refer to Note 19, "Subsequent Events", for information regarding these transactions.

Through January 31, 2014, loans under the 2013 Amended Credit Agreement incurred interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at our election:

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

As of January 31, 2014, the interest rate on the 2013 Term Loans was 4.00%. Including the impact of the 0.50% original issuance term loan discount and the deferred debt issuance costs, the effective interest rate on the term loan was approximately 4.23% as of January 31, 2014.

On March 7, 2014, as further described in Note 19, "Subsequent Events", the provisions for determining the interest rates applicable to the 2013 Term Loans and to the revolving credit facility were modified.

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

We incurred debt issuance costs of approximately $7.5 million, associated with the 2013 Amended Credit Agreement, which were deferred and are classified within other assets and are being amortized as interest expense over the term of the 2013 Amended Credit Agreement. Of these deferred costs, $5.0 million were associated with the 2013 Term Loans and are being amortized using the effective interest rate method. Deferred costs associated with the revolving credit facility were $2.5 million and are being amortized on a straight-line basis.

At the March 6, 2013 closing date of the 2013 Amended Credit Agreement, there were $11.0 million of unamortized deferred fees and $2.2 million of unamortized original issuance term loan discount associated with the 2011 Credit Agreement. Of the $11.0 million of unamortized deferred fees, $3.5 million were associated with the revolving credit commitments under the 2011 Credit Agreement provided by lenders that continued to provide revolving credit commitments under the 2013 Amended Credit Agreement and therefore continued to be deferred, and are being amortized over the term of the 2013 Amended Credit Agreement.  The remaining $7.5 million of unamortized deferred fees and the $2.2 million unamortized original issuance discount, all of which related to the 2011 term loan, were recorded as a $9.7 million loss on extinguishment of debt for the year ended January 31, 2014.

Under the 2013 Amended Credit Agreement, we are required to pay a commitment fee equal to 0.50% per annum of the undrawn portion on the revolving credit facility, payable quarterly, and customary administrative agent and letter of credit fees. These fees are unchanged from the 2011 Credit Agreement.

The 2013 Amended Credit Agreement requires us to make principal payments of $1.6 million per quarter on the 2013 Term Loans through August 1, 2019, with the remaining balance due in September 2019.  Optional prepayments of the loans are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates. The loans are also subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flows (as defined in the 2013 Amended Credit Agreement), and certain other events. Prepayments are applied first to the eight immediately following scheduled term loan principal payments, then pro rata to other remaining scheduled term loan principal payments, if any, and thereafter as otherwise provided in the 2013 Amended Credit Agreement.

As of January 31, 2014, future scheduled principal payments on the 2013 Term Loans are presented in the following table:

(in thousands)
Years Ending January 31,	Amount
2015	$6,500
2016	6,500
2017	6,500
2018	6,500
2019	6,500
2020 and thereafter	612,625
Total	$645,125

We incurred interest on borrowings under our credit facilities of $26.3 million, $27.1 million, and $28.1 million during the years ended January 31, 2014, 2013 and 2012, respectively. In addition, we recorded $2.2 million, $3.0 million, and $2.8 million during the years ended January 31, 2014, 2013 and 2012, respectively, for amortization of our deferred debt issuance costs, which is also reported within interest expense on our consolidated statements of operations.  Included in the deferred debt-related cost amortization for the year ended January 31, 2013 was $0.2 million of additional amortization of deferred debt issuance costs associated with an unscheduled principal repayment in that year. In addition, we recorded $0.5 million, $0.5 million and $0.3 million during the years ended January 31, 2014, 2013 and 2012, respectively, for amortization of original issuance term loan discounts, which is also reported within interest expense on our consolidated statements of operations. Included in the original issuance term loan discount amortization for the year ended January 31, 2013 was $0.1 million of additional amortization of original issuance term loan discount associated with an unscheduled principal repayment in that year.

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

The 2013 Amended Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type, which covenants are substantially similar to those in the 2011 Credit Agreement. These covenants include limitations on us and our subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. The revolving credit facility also contains a financial covenant that requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2013 Amended Credit Agreement, and as amended on February 3, 2014 as described in Note 19, "Subsequent Events") of no greater than 5.00 to 1 until January 31, 2016 and no greater than 4.50 to 1 thereafter (the "Leverage Ratio Covenant"). The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2013 Amended Credit Agreement.

The 2013 Amended Credit Agreement provides for certain customary events of default with corresponding grace periods. These events of default include failure to pay principal or interest when due under the 2013 Amended Credit Agreement, failure to comply with covenants, any representation or warranty made by us proving to be inaccurate in any material respect, defaults under certain other indebtedness of ours or our subsidiaries, the occurrence of a Change of Control (as defined in the 2013 Amended Credit Agreement) with respect to us and certain insolvency or receivership events affecting us or our significant subsidiaries. Upon the occurrence of an event of default resulting from a violation of the Leverage Ratio Covenant, the lenders under our revolving credit facility may require us to immediately repay outstanding borrowings under the revolving credit facility and may terminate their commitments to provide loans under that facility. A violation of the Leverage Ratio Covenant would not, by itself, result in an event of default under the 2013 Term Loans or 2014 Term Loans but may trigger a cross-default under the term loans in the event we are required to repay outstanding borrowings under the revolving credit facility. Upon the occurrence of other events of default, the lenders may require us to immediately repay all outstanding borrowings under the 2013 Amended Credit Agreement and the lenders under our revolving credit facility may terminate their commitments to provide loans under the facility.

In connection with a business combination completed during the year ended January 31, 2012, we assumed approximately $3.3 million of development bank and government debt in the Americas region. The carrying value of this debt was $2.5 million at January 31, 2013. During the year ended January 31, 2014, we repaid $2.0 million of this debt, resulting in a $0.2 million loss on extinguishment of debt, which is reported in the consolidated statement of operations for the year ended January 31, 2014. The remaining portion of this debt has a carrying value of $0.1 million at January 31, 2014.

8.	SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Consolidated Balance Sheets

Inventories consisted of the following as of January 31, 2014 and 2013:

	January 31,
(in thousands)	2014	2013
Raw materials	$3,190	$4,263
Work-in-process	5,645	5,633
Finished goods	1,858	5,118
Total inventories	$10,693	$15,014

Property and equipment, net consisted of the following as of January 31, 2014 and 2013:

	January 31,
(in thousands)	2014	2013
Land and buildings	$3,781	$6,121
Leasehold improvements	19,438	17,964
Software	32,542	28,672
Equipment, furniture, and other	62,126	55,293
	117,887	108,050
Less: accumulated depreciation and amortization	(77,742)	(69,889)
Total property and equipment, net	$40,145	$38,161

Depreciation expense on property and equipment was $13.5 million, $11.8 million and $10.8 million the years ended January 31, 2014, 2013, and 2012, respectively.

Other assets consisted of the following as of January 31, 2014 and 2013:

	January 31,
(in thousands)	2014	2013
Deferred debt issuance costs, net	$9,598	$11,275
Long-term restricted cash and time deposits	391	3,379
Other	14,037	11,204
Total other assets	$24,026	$25,858

Accrued expenses and other current liabilities consisted of the following as of January 31, 2014 and 2013:

	January 31,
(in thousands)	2014	2013
Compensation and benefits	$69,122	$60,982
Billings in excess of costs and estimated earnings on uncompleted contracts	46,569	41,717
Professional and consulting fees	8,574	14,387
Distributor and agent commissions	3,640	2,958
Taxes other than income taxes	8,940	9,515
Interest on indebtedness	6,595	4,569
Contingent consideration - current portion	9,859	13,961
Other	25,375	28,883
Total accrued expenses and other current liabilities	$178,674	$176,972

Other liabilities consisted of the following as of January 31, 2014 and 2013:

	January 31,
(in thousands)	2014	2013
Unrecognized tax benefits, including interest and penalties	$42,280	$37,873
Obligations for severance compensation	3,036	2,881
Contingent consideration - long-term portion	7,448	11,080
Other	10,693	8,362
Total other liabilities	$63,457	$60,196

Consolidated Statements of Operations

Other expense, net consisted of the following for the years ended January 31, 2014, 2013, and 2012:

	Year Ended January 31,
(in thousands)	2014	2013	2012
Foreign currency (losses) gains, net	$(6,057)	$960	$1,382
Gains (losses) on derivative financial instruments, net	345	(399)	(896)
Derecognition of indemnification asset related to CTI Merger	(12,874)	—	—
Other, net	(1,689)	(1,847)	(974)
Total other expense, net	$(20,275)	$(1,286)	$(488)

Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our consolidated cash flows for the years ended January 31, 2014, 2013, and 2012:

	Year Ended January 31,
(in thousands)	2014	2013	2012
Cash paid for interest	$24,444	$27,497	$29,227
Cash (refunds) payments of income taxes, net	$(1,748)	$18,161	$16,629
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$1,161	$1,058	$832
Inventory transfers to property and equipment	$757	$566	$637
Liabilities for contingent consideration in business combinations	$11,907	$—	$42,404
Stock options exercised, proceeds received subsequent to period end	$86	$—	$383
Purchases under supplier financing arrangements, including capital leases	$637	$—	$1,090
Leasehold improvements funded by lease incentive	$—	$5,042	$—

9.	CONVERTIBLE PREFERRED STOCK

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

The terms of the Preferred Stock provided that upon a fundamental change, as defined in the certificate of designation governing the Preferred Stock, the holders of the Preferred Stock would have had the right to require us to repurchase the Preferred Stock for 100% of the liquidation preference then in effect. Therefore, the Preferred Stock was classified as mezzanine equity on our consolidated balance sheets as of January 31, 2013, separate from permanent equity, because the occurrence of such a fundamental change, and thus a potential required repurchase of the Preferred Stock, however remote in likelihood, was not solely under our control. Fundamental change events included the sale of substantially all of our assets, and certain changes in beneficial ownership, board of directors' representation, and business reorganizations.

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

Cash dividends on the Preferred Stock were cumulative and were calculated quarterly at a specified dividend rate on the liquidation preference in effect at such time. At the time of its cancellation in connection with the CTI Merger on February 4, 2013, the dividend rate on the Preferred Stock was 3.875%, and no dividends had been declared or paid on the Preferred Stock in any period. Other than through these cumulative dividends, the Preferred Stock did not participate in our earnings.

Upon cancellation of 293,000 shares of Preferred Stock in connection with the CTI Merger, our authorized shares of preferred stock were reduced from 2,500,000 shares to 2,207,000 shares, in accordance with the Preferred Stock's Certificate of Designation.

10.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the years ended January 31, 2014, 2013, and 2012. Commencing in May 2007, with our issuance of Preferred Stock and our entry into an earlier credit agreement, and continuing currently under the terms of our 2013 Amended Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock. Our Preferred Stock was canceled on February 4, 2013 in connection with the CTI Merger, further details of which appear in Note 4, "Merger with CTI".

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost. At January 31, 2014 and 2013, we held approximately 302,000 shares of treasury stock with a cost of $8.0 million.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities and derivative financial instruments designated as hedges. Accumulated other comprehensive income (loss) is presented as a separate line item in the stockholders’ equity section of our consolidated balance sheets. Accumulated other comprehensive income (loss) items have no impact on our net income as presented in our consolidated statements of operations.

The following table summarizes changes in the components of our accumulated other comprehensive (income) loss by component for the year ended January 31, 2014:

(in thousands)	Unrealized Gains on Derivative Financial Instruments Designated as Hedges	Unrealized Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2013	$2,447	$—	$(46,672)	$(44,225)
Other comprehensive income before reclassifications	4,062	9	5,453	9,524
Amounts reclassified out of accumulated other comprehensive income (loss)	(5,024)	—	—	(5,024)
Net other comprehensive income (loss), current period	(962)	9	5,453	4,500
Accumulated other comprehensive income (loss) at January 31, 2014	$1,485	$9	$(41,219)	$(39,725)

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

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated statement of operations, with presentation location, for the year ended January 31, 2014 were as follows:

Affected Line Items in the Consolidated Statement of Operations
(in thousands)	Amount
Unrealized (gains) on derivative financial instruments:
Foreign currency forward contracts	$(478)	Cost of product revenue
	(494)	Cost of service revenue
	(3,246)	Research and development
	(1,501)	Selling, general and administrative
	(5,719)	Total, before provision for income taxes
	695	Provision for income taxes
	$(5,024)	Total, net of income taxes

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

11. RESEARCH AND DEVELOPMENT, NET

Our gross research and development expenses for the years ended January 31, 2014, 2013, and 2012, were $131.6 million, $121.2 million, and $115.7 million, respectively. OCS reimbursements amounted to $3.5 million, $3.3 million, and $3.2 million for the years ended January 31, 2014, 2013, and 2012, respectively, which were recorded as reductions of gross research and development expenses. We recorded other reimbursements of research and development expenses amounting to $1.6 million, $1.9 million, and $1.5 million for the years ended January 31, 2014, 2013, and 2012, respectively.

We capitalize certain costs incurred to develop our commercial software products, and we then recognize those costs within cost of product revenue as the products are sold. Activity for our capitalized software development costs for the years ended January 31, 2014, 2013, and 2012 was as follows:

	Year Ended January 31,
(in thousands)	2014	2013	2012
Capitalized software development costs, net, beginning of year	$6,343	$5,846	$6,787
Software development costs capitalized during the year	6,668	3,916	3,399
Amortization of capitalized software development costs	(2,482)	(3,089)	(4,135)
Impairments, foreign currency translation and other	(2,046)	(330)	(205)
Capitalized software development costs, net, end of year	$8,483	$6,343	$5,846

During the year ended January 31, 2014, we recorded a $2.1 million impairment of capitalized software development costs to reflect strategy changes in certain product development initiatives, due primarily to acquisition of technology associated with a business combination. Impairments recorded for the years ended January 31, 2013 and 2012 were not significant.

12.	INCOME TAXES

The components of income before provision for income taxes for the years ended January 31, 2014, 2013, and 2012 were as follows:

	Year Ended January 31,
(in thousands)	2014	2013	2012
Domestic	$(37,987)	$(11,292)	$(40,272)
Foreign	101,302	79,056	86,429
Total income before provision for income taxes	$63,315	$67,764	$46,157

The provision for income taxes for the years ended January 31, 2014, 2013, and 2012 consisted of the following:

	Year Ended January 31,
(in thousands)	2014	2013	2012
Current provision for (benefit from) income taxes:
Federal	$(12,966)	$15	$145
State	664	523	1,387
Foreign	14,288	8,094	15,101
Total current provision for income taxes	1,986	8,632	16,633
Deferred provision for (benefit from) income taxes:
Federal	2,187	3,880	(4,865)
State	493	226	(1,040)
Foreign	(127)	(3,778)	(5,196)
Total deferred provision for (benefit from) income taxes	2,553	328	(11,101)
Total provision for income taxes	$4,539	$8,960	$5,532

The reconciliation of the U.S. federal statutory rate to our effective tax rate on income before provision for income taxes for the years ended January 31, 2014, 2013, and 2012 was as follows:

	Year Ended January 31,
(in thousands)	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Income tax provision at the U.S. federal statutory rate	$22,160	$23,717	$16,155
State tax provision	982	1,055	2,443
Foreign tax rate differential	(15,756)	(12,471)	(7,408)
Tax incentives	(14,390)	(29,171)	(8,846)
Valuation allowances	10,597	4,844	(5,575)
Stock-based and other compensation	3,163	1,833	1,480
Non-deductible expenses	4,969	1,329	2,392
Tax credits	(2,277)	(4,170)	(2,034)
Tax contingencies	(5,102)	17,546	(223)
U.S. tax effects of foreign operations	1,197	3,854	7,864
Other, net	(1,004)	594	(716)
Total provision for income taxes	$4,539	$8,960	$5,532
Effective income tax rate	7.2%	13.2%	12.0%

Our operations in Israel have been granted "Approved Enterprise" status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the program, income attributable to an approved enterprise is exempt from income tax for a period of two years and is subject to a reduced income tax rate for the subsequent five to eight years (generally 10-25%, depending on the percentage of foreign investment in the company). These tax incentives decreased Israeli Approved Enterprise entities’ effective tax rates by 22.7%, 43.0%, and 19.2% for the years ended January 31, 2014, 2013, and 2012, respectively.

Deferred tax assets and liabilities consisted of the following at January 31, 2014 and 2013:

	Year Ended January 31,
(in thousands)	2014	2013
Deferred tax assets:
Accrued expenses	$6,800	$5,800
Deferred revenue	12,387	21,326
Loss carryforwards	137,565	103,885
Tax credits	8,795	9,151
Stock-based and other compensation	15,060	11,221
Capitalized research and development expenses	3,914	2,737
Other, net	910	5,450
Total deferred tax assets	185,431	159,570
Deferred tax liabilities:
Deferred cost of revenue	(873)	(2,445)
Goodwill and other intangible assets	(32,134)	(41,569)
Other, net	(611)	(1,035)
Total deferred tax liabilities	(33,618)	(45,049)
Valuation allowance	(146,860)	(104,757)
Net deferred tax assets	$4,953	$9,764

Recorded as:
Current deferred tax assets	$9,002	$10,447
Long-term deferred tax assets	9,783	10,342
Current deferred tax liabilities	(474)	(764)
Long-term deferred tax liabilities	(13,358)	(10,261)
Net deferred tax assets	$4,953	$9,764

At January 31, 2014 and 2013, we had U.S. federal NOL carryforwards of approximately $631.2 million and $302.5 million, respectively. The U.S. federal NOL increased by $315 million due to the CTI Merger. These loss carryforwards expire in various years ending from January 31, 2018 to 2034. We had state NOL carryforwards of approximately $211.3 million and $193.2 million in the same respective years, expiring in years ending from January 31, 2014 to 2034. We had foreign NOL carryforwards of approximately $51.9 million and $55.5 million in the same respective years. At January 31, 2014, all but $2.2 million of these foreign loss carryforwards have indefinite carryforward periods. Certain of these federal, state, and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. The NOL carryforwards for tax return purposes are different from the NOL carryforwards for financial statement purposes, primarily due to the reduction of NOL carryforwards for financial statement purposes under the authoritative guidance on accounting for uncertainty in income taxes. We have U.S. federal, state and foreign tax credit carryforwards of approximately $14.4 million and $12.6 million at January 31, 2014 and 2013, respectively, the utilization of which is subject to limitation. At January 31, 2014, approximately $1.5 million of these tax credit carryforwards may be carried forward indefinitely. The balance of $12.9 million expires in various years ending from January 31, 2015 to 2034.

As of January 31, 2014, we have not provided for deferred taxes on the excess of financial reporting over the tax basis of investments in certain foreign subsidiaries in the amount of $349.7 million because we plan to reinvest such earnings indefinitely outside the United States. If these earnings were repatriated in the future, additional income and withholding tax expense would be incurred. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income taxes that would have to be provided on such earnings.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. We have recorded valuation allowances in the amounts of $146.9 million and $104.8 million at January 31, 2014 and 2013, respectively. The $42.1 million increase in the valuation allowance between January 31, 2013 and January 31, 2014 arose primarily as a result of the CTI Merger, an overall increase in net deferred tax assets, primarily related to amortization of acquired intangibles, loss carryforwards, and equity compensation, offset by changes in deferred revenue.

The recorded valuation allowance consisted of the following at January 31, 2014 and 2013:

	Year Ended January 31,
(in thousands)	2014	2013
Valuation allowance, beginning of year	$(104,757)	$(100,842)
Provision for income taxes	(10,597)	(4,844)
Additional paid-in capital	75	1,077
Acquisitions	(30,268)	—
Cumulative translation adjustment	(1,313)	(148)
Valuation allowance, end of year	$(146,860)	$(104,757)

In accordance with the authoritative guidance for accounting for stock-based compensation, we use a "with-and-without" approach to applying the intra-period allocation rules in accordance with accounting for income taxes. Under this approach, the windfall tax benefit is calculated based on the incremental tax benefit received from deductions related to stock-based compensation. The amount is measured by calculating the tax benefit both "with" and "without" the excess tax deduction; the resulting difference between the two calculations is considered the windfall. We did not recognize a windfall benefit in our U.S. federal income tax provision for the years ended January 31, 2014, 2013, and 2012.

In accordance with the authoritative guidance on accounting for uncertainty in income taxes, differences between the amount of tax benefits taken or expected to be taken in our income tax returns and the amount of tax benefits recognized in our financial statements, determined by applying the prescribed methodologies of accounting for uncertainty in income taxes, represent our unrecognized income tax benefits, which we either record as a liability or as a reduction of deferred tax assets.

For the years ended January 31, 2014, 2013, and 2012, the aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended January 31,
(in thousands)	2014	2013	2012
Gross unrecognized tax benefits, beginning of year	$55,412	$36,377	$32,672
Increases related to tax positions taken during the current year	11,013	8,909	4,424
Increases as a result of acquisitions	83,523	—	2,781
Increases related to tax positions taken during prior years	—	15,575	1,904
Increases (decreases) related to foreign currency exchange rate	1,255	(375)	(71)
Reductions for tax positions of prior years	(4,491)	(3,602)	(2,320)
Lapses of statutes of limitations	(1,304)	(1,472)	(3,013)
Gross unrecognized tax benefits, end of year	$145,408	$55,412	$36,377

As of January 31, 2014, we had $145.4 million of unrecognized tax benefits, of which $139.7 million represents the amount that, if recognized, would impact the effective income tax rate in future periods. We recorded $(10.5) million, $0.6 million, and $(0.7) million of interest and penalties related to uncertain tax positions in our provision for income taxes for the years ended January 31, 2014, 2013, and 2012, respectively. Accrued liabilities for interest and penalties were $8.7 million and $8.3 million at January 31, 2014 and 2013, respectively. Interest and penalties (expense and/or benefit) are recorded as a component of the provision for income taxes in the consolidated financial statements.

Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. In the United States we are no longer subject to federal income tax examination for years prior to January 31, 2011.  In Israel, we are no longer subject to income tax examination for years prior to January 31, 2006.  In the United Kingdom, with the exception of years which are currently under examination, we are no longer subject to income tax examination for years prior to January 31, 2013.

As of January 31, 2014, income tax returns are under examination in the following significant tax jurisdictions:

Jurisdiction	Tax Years
Canada	January 31, 2011 - January 31, 2012
United Kingdom	December 31, 2006; January 31, 2008
India	March 31, 2008; March 31, 2010; March 31, 2011

We regularly assess the adequacy of our provisions for income tax contingencies. As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of expiration. We believe that it is reasonably possible that the total amount of unrecognized tax benefits at January 31, 2014 could decrease by approximately $2.9 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of certain deferred taxes including the need for additional valuation allowances and the recognition of tax benefits.

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

We review the fair value hierarchy classification of our applicable assets and liabilities at each reporting period. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. We did not identify any transfers between levels of the fair value measurement hierarchy during the years ended January 31, 2014 and 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of January 31, 2014 and 2013:

	January 31, 2014
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$14,023	$—	$—
Commercial paper (1)	—	49,991	—
Short-term investments, classified as available-for-sale	—	9,406	—
Foreign currency forward contracts	—	2,466	—
Total assets	$14,023	$61,863	$—
Liabilities:
Foreign currency forward contracts	$—	$846	$—
Contingent consideration - business combinations	—	—	17,307
Total liabilities	$—	$846	$17,307

	January 31, 2013
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$62,085	$—	$—
Commercial paper (1)	—	4,000	—
Foreign currency forward contracts	—	2,854	—
Total assets	$62,085	$6,854	$—
Liabilities:
Foreign currency forward contracts	$—	$542	$—
Contingent consideration - business combinations	—	—	25,041
Total liabilities	$—	$542	$25,041

(1) Commerical paper investments with remaining maturities of three months or less at time of purchase, classified within cash and cash equivalents.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the years ended January 31, 2014 and 2013:

	Year Ended January 31,
(in thousands)	2014	2013
Fair value measurement at beginning of period	$25,041	$38,646
Contingent consideration liabilities recorded for business combinations	11,907	—
Changes in fair values, recorded in operating expenses	(2,547)	(6,203)
Payments of contingent consideration	(17,094)	(7,402)
Fair value measurement at end of period	$17,307	$25,041

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

Short-term Investments - Short-term investments represent investments in commercial paper and corporate bonds classified as available-for-sale. Investments in commercial paper with remaining maturities of three months or less at time of purchase are classified within cash and cash equivalents. The fair values of these investments are estimated using observable market prices for identical securities that are traded in less-active markets, if available. When observable market prices for identical securities are not available, we value these short-term investments using non-binding market price quotes from brokers which we review for reasonableness using observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model.

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 1.1% to 27.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2014. We utilized discount rates ranging from 2.4% to 17.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2013.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $647.0 million and $583.0 million at January 31, 2014 and 2013, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices provided to us as at each of January 31, 2014 and 2013 did not significantly differ from par value.

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

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consisted only of foreign currency forward contracts with notional amounts of $127.6 million and $108.1 million as of January 31, 2014 and 2013, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments as of January 31, 2014 and 2013 were as follows:

	January 31, 2014
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,245	Accrued expenses and other liabilities	$769
Total derivative financial instruments designated as hedging instruments		$2,245		$769

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$221	Accrued expenses and other liabilities	$77
Total derivative financial instruments not designated as hedging instruments		$221		$77

	January 31, 2013
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,808	Accrued expenses and other liabilities	$64
Total derivative financial instruments designated as hedging instruments		$2,808		$64

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$46	Accrued expenses and other liabilities	$478
Total derivative financial instruments not designated as hedging instruments		$46		$478

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedging instruments for the years ended January 31, 2014 and 2013 were as follows:

	Net Gains Recognized in Accumulated Other Comprehensive Loss		Classification of Net Gains (Losses) Reclassified from Other Comprehensive Loss into the Consolidated Statements of Operations	Net Gains (Losses) Reclassified from Other Comprehensive Loss into the Consolidated Statements of Operations
	January 31,			Year Ended January 31,
(in thousands)	2014	2013		2014	2013	2012
Foreign currency forward contracts	$1,485	$2,447	Operating Expenses	$5,719	$(803)	$(373)

There were no gains or losses from ineffectiveness of these hedges recorded for the years ended January 31, 2014, 2013, and 2012. All of the foreign currency forward contracts underlying the $1.5 million of net unrealized gains recorded in our accumulated other comprehensive loss at January 31, 2014 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the years ended January 31, 2014, 2013 and 2012 were as follows:

	Classification in Consolidated Statements of Operations	Year Ended January 31,
(in thousands)		2014	2013	2012
Foreign currency forward contracts	Other income (expense), net	$346	$(399)	$(896)
Total		$346	$(399)	$(896)

15.	STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Stock-Based Compensation Plans

Plan Summaries

Our stock-based incentive awards are provided to employees and directors under the terms of our multiple outstanding stock benefit plans (the "Plans" or "Stock Plans") and/or forms of equity award agreements approved by the board of directors.

The 1996 Stock Incentive Compensation Plan, as amended (the "1996 Plan"), was approved by our stockholders and became effective on September 10, 1996. The 1996 Plan allowed for the granting of awards of deferred stock, restricted stock awards ("RSAs") and restricted stock units ("RSUs"), incentive and non-qualified stock options, and stock appreciation rights to our employees, directors, and consultants. The deadline for granting new awards under the 1996 Plan was March 10, 2012.

On May 25, 2007, in connection with the acquisition of Witness, we assumed a stock plan referred to as the Witness Systems, Inc. Amended and Restated Stock Incentive Plan, as amended (the "1997 Plan"). Under the 1997 Plan, we were permitted to grant awards of deferred stock, RSAs and RSUs, incentive and non-qualified stock options, and stock appreciation rights to our employees, directors, and consultants. The 1997 Plan contained an evergreen provision, which allowed for an increase in the number of shares available for issuance, up to a maximum of 3.0 million shares per year. The deadline for granting new awards under the 1997 Plan was November 18, 2009. Additionally, in connection with the acquisition of Witness, we assumed certain new-hire inducement grants made by Witness outside of its stockholder-approved equity plans prior to May 25, 2007.

Terminations of the 1996 Plan and 1997 Plan did not affect outstanding awards under those Plans, which remain in effect until such awards have been exercised or have expired in accordance with their terms.

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

On February 4, 2013, in connection with the CTI Merger, we assumed the Comverse Technology, Inc. Stock Incentive Compensation Plan (the "CTI Plan"). Under the CTI Plan, we are permitted to grant stock options, stock appreciation rights, restricted stock, performance-based compensation awards, and other stock-based awards. There were 2.7 million shares available to be granted pursuant to the CTI Plan, of which 2.5 million shares remained available for grants as of January 31, 2014. The CTI Plan will continue in effect until September 7, 2021. Further details regarding the CTI Merger appear in Note 4, "Merger with CTI".

The table below summarizes key information for the Plans as of January 31, 2014:

(in thousands)	Number of Shares Reserved for Grants	Number of Shares Outstanding	Number of Shares Available for Grants
The 1996 Plan	5,000	126	—
The 1997 Plan	6,400	—	—
The 1997 Blue Pumpkin inducement grants	158	—	—
The 2004 Plan	3,000	540	—
The 2010 Plan	8,700	1,903	3,989
The CTI Plan	2,700	191	2,505
The Vovici Plan	317	5	—
Total	26,275	2,765	6,494

As presented in the table above, the number of shares outstanding excludes, and the number of shares available for grants has not been reduced for, approximately 0.1 million RSUs with performance conditions awarded to officers for which the performance criteria has not yet been established by our board. Under applicable accounting guidance, if an award is subject to a performance vesting condition, an accounting grant date for the award is generally not established until the performance vesting condition has been defined and communicated. The table also excludes 0.3 million shares available for grants under the Vovici Plan which are not expected to be used for future awards.

Awards are generally subject to multi-year vesting periods. We recognize compensation expense for awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods, reduced by estimated forfeitures. Upon exercise of stock options, issuance of restricted stock, or issuance of shares under the Plans, we generally issue new shares of common stock, but occasionally may issue treasury shares.

Stock-Based Compensation Expense

As described in Note 1, "Summary of Significant Accounting Policies", we recognize stock-based compensation expense based on the grant date fair value of stock-based awards granted to employees and others.

We recognized stock-based compensation expense in the following line items on the consolidated statements of operations for the years ended January 31, 2014, 2013 and 2012:

	Year Ended January 31,
(in thousands)	2014	2013	2012
Component of income before provision for income taxes:
Cost of revenue - product	$759	$771	$883
Cost of revenue - service and support	1,678	2,086	2,424
Research and development, net	3,417	2,636	3,060
Selling, general and administrative	29,137	19,715	21,544
Stock-based compensation expense	34,991	25,208	27,911
Income tax benefits related to stock-based compensation (before consideration of valuation allowances)	8,171	6,456	7,175
Stock-based compensation, net of taxes	$26,820	$18,752	$20,736

The following table summarizes stock-based compensation expense by type of award for the years ended January 31, 2014, 2013, and 2012:

	Year Ended January 31,
(in thousands)	2014	2013	2012
Component of stock-based compensation expense:
Restricted stock units and restricted stock awards	$30,115	$20,425	$21,414
Stock options	176	289	723
Phantom stock units	128	516	2,533
Stock bonus program	4,572	3,978	3,241
Stock-based compensation expense	$34,991	$25,208	$27,911

Total stock-based compensation expense by classification was as follows for the years ended January 31, 2014, 2013 and 2012:

	Year Ended January 31,
(in thousands)	2014	2013	2012
Equity-classified awards	$30,471	$20,174	$21,781
Stock bonus program	(298)	830	—
Total equity-settled awards	30,173	21,004	21,781
Other liability-classified awards	4,818	4,204	6,130
Total stock-based compensation expense	$34,991	$25,208	$27,911

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

Net excess tax benefits resulting from our Stock Plans were nominal for the years ended January 31, 2014 and 2013, and were $0.7 million for the year ended January 31, 2012. Excess tax benefits represent a reduction in income taxes, otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits, and are recorded as increases to additional paid-in capital.

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

We generally did not grant stock options during the years ended January 31, 2014, 2013, and 2012. However, in connection with our acquisition of Vovici on August 4, 2011, stock options to purchase shares of Vovici common stock were converted into stock options to purchase approximately 42,000 shares of our common stock.

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

The following table summarizes stock option activity under the Plans for the years ended January 31, 2014, 2013, and 2012:

	Year Ended January 31,
	2014		2013		2012
(in thousands, except exercise prices)	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Beginning balance	924	$31.88	1,114	$30.4	1,767	$27.33
Granted	—	$—	—	$—	42	$9.28
Exercised	(384)	$28.61	(121)	$18.35	(623)	$20.51
Forfeited	(8)	$8.71	(23)	$30.07	—	$—
Expired	(16)	$35.27	(46)	$32.73	(72)	$28.07
Ending balance	516	$34.60	924	$31.88	1,114	$30.40
Stock options exercisable	515	$34.64	907	$32.32	1,083	$31.03

As of January 31, 2014, the aggregate intrinsic value for the options vested and exercisable was $5.6 million with a weighted-average remaining contractual life of 1.2 years. Additionally, there were 0.5 million options vested and expected to vest with a weighted-average exercise price of $34.60 per share and an aggregate intrinsic value of $5.6 million with a weighted-average remaining contractual life of 1.2 years.

The unrecognized compensation expense calculated under the fair value method for options expected to vest (unvested shares net of expected forfeitures) as of January 31, 2014 was not significant.

The following table summarizes information about stock options as of January 31, 2014:

	Options Outstanding			Options Exercisable
(number of options in thousands) Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Term (years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price
$8.71 - $9.56	5	6.3	$8.72	4	$8.73
$28.41 - $28.41	10	0.3	$28.41	10	$28.41
$31.78 - $31.78	6	0.4	$31.78	6	$31.78
$32.16 - $32.16	3	1.3	$32.16	3	$32.16
$34.40 - $34.40	128	2.0	$34.40	128	$34.40
$35.11 - $35.11	346	0.8	$35.11	346	$35.11
$37.99 - $37.99	18	1.6	$37.99	18	$37.99
$8.71 - $37.99	516	1.2	$34.60	515	$34.64

The following table summarizes key data points for exercised options:

	Year Ended January 31,
(in thousands)	2014	2013	2012
Intrinsic value of options exercised	$3,817	$1,450	$8,034
Cash received from the exercise of stock options	$10,896	$2,605	$12,474
Tax benefits realized from stock options exercised	$780	$339	$3,219
Fair value of options vested	$10,524	$17,832	$20,413

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

Service-based RSUs typically vest based upon continued service, and we amortize the fair value of such time-based RSUs on a straight-line basis over the requisite service periods.

We periodically award RSUs to executive officers and certain employees that vest upon the achievement of specified performance goals (“PRSUs”). For some of these awards, the performance goals are established by our board subsequent to the award date. As noted above, for PRSUs, an accounting grant date for the award is generally not established until the performance vesting condition has been defined and communicated. We separately recognize compensation expense for each tranche of a PRSU award as if it were a separate award with its own vesting date. Therefore, for certain PRSUs, a grant date has been established but the requisite service period has not yet begun as of January 31, 2014.

Once the performance vesting condition has been defined and communicated, and the requisite service period has begun, our estimate of the fair value of PRSUs requires an assessment of the probability that the specified performance criteria will be achieved, which we update at each reporting date and adjust our estimate of the fair value of the PRSUs, if necessary.

RSUs that settle, or are expected to settle, with cash payments upon vesting are reflected as liabilities on our consolidated balance sheets.

The following table summarizes activity for RSAs and RSUs (including PRSUs) under the Plans for the years ended January 31, 2014, 2013, and 2012:

	Year Ended January 31,
	2014		2013		2012
(in thousands, except grant date fair values)	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value
Beginning balance	1,536	$31.42	1,450	$30.25	1,935	$18.09
Granted	1,602	$34.87	1,258	$29.59	902	$34.84
Released	(789)	$31.63	(1,076)	$27.62	(1,336)	$15.72
Forfeited	(99)	$31.87	(96)	$32.59	(51)	$28.85
Ending balance	2,250	$33.77	1,536	$31.42	1,450	$30.25

We granted 0.5 million, 0.1 million, and 0.2 million PRSUs during the years ended January 31, 2014, 2013, and 2012, respectively.  Shares of common stock earned and issued and under PRSU grants totaled 0.1 million, 0.2 million, and 0.2 million during the years ended January 31, 2014, 2013, and 2012, respectively. As of January 31, 2014, there were 0.4 million unvested PRSUs outstanding.

Activity presented in the table above includes shares earned and released under our stock bonus program, further details regarding which appear below under "Stock Bonus Program".

As of January 31, 2014, unrecognized compensation expense related to 2.1 million unvested RSUs expected to vest subsequent to January 31, 2014 was approximately $47.8 million, with remaining weighted-average vesting periods of approximately 1.7 years, over which such expense is expected to be recognized. The unrecognized compensation expense does not include compensation expense related to shares for which a grant date has been established but the requisite service period has not begun. The total fair values of restricted stock units vested during the years ended January 31, 2014, 2013, and 2012 were $24.9 million, $29.1 million, and $21.0 million, respectively.

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

The following table summarizes phantom stock unit activity for the years ended January 31, 2014, 2013, and 2012:

	Year Ended January 31,
(in thousands)	2014	2013	2012
Beginning balance, in units	9	90	403
Granted	1	3	10
Released	(5)	(79)	(298)
Forfeited	—	(5)	(25)
Ending balance, in units	5	9	90

Total accrued liabilities for phantom stock units was $0.2 million and $0.2 million as of January 31, 2014 and 2013, respectively. Total cash payments made upon vesting of phantom stock units were $0.2 million, $2.3 million, and $10.3 million for the years ended January 31, 2014, 2013, and 2012, respectively.

The phantom stock units granted during the years ended January 31, 2014, 2013, and 2012 primarily vest over two-year and three-year periods.

As of January 31, 2014, unrecognized compensation expense related to 5,000 unvested phantom stock units expected to vest subsequent to January 31, 2014 was approximately $0.1 million, based on our stock price of $45.44 at January 31, 2014, with a remaining weighted-average vesting period of approximately 1.2 years over which such expense is expected to be recognized.

Stock Bonus Program

In September 2011, our board of directors approved a stock bonus program under which eligible employees may receive a portion of their bonuses in the form of discounted shares of our common stock. Executive officers were eligible to participate in this program for the year ended January 31, 2014 to the extent that shares remained available for awards following the enrollment of all other participants, but were not eligible to participate in previous years. This program is subject to annual funding approval by our board of directors and an annual cap on the number of shares that can be issued. Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-day trailing average price of our common stock when the awards are calculated, reduced by a discount to be determined by the board of directors each year (the "discount"). Shares issued to executive officers in respect of the discount are subject to a one-year vesting period.  To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash.  Obligations under this program are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of common stock determined using a discounted average price of our common stock, as described above.

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

For the year ended January 31, 2013, our board of directors approved up to 150,000 shares of common stock for awards under this program and a discount of 15%, (the "2013 stock bonus program"). The total accrued liability for the 2013 stock bonus program was $3.1 million as of January 31, 2013. Approximately 93,000 shares of our common stock were earned and issued to participants under the 2013 stock bonus program, including 80,000 shares issued during the year ended January 31, 2014, which completed our obligations under the 2013 stock bonus program.

For the year ended January 31, 2014, our board of directors approved up to 150,000 shares of common stock for awards under this program and a discount of 15%, (the "2014 stock bonus program"). The total accrued liability for the 2014 stock bonus program was $4.9 million as of January 31, 2014. Awards earned under the 2014 stock bonus program are expected to be issued during the first half of the year ending January 31, 2015.

Please see Note 19, “Subsequent Events” for information regarding this program for the year ending January 31, 2015.

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

The number of shares available under the ESPP is 1.0 million, of which approximately 260,000 have been issued. The ESPP was suspended in March 2006 in connection with the beginning of our previous extended filing delay period and remained inactive as of January 31, 2014.

No expense related to the ESPP was recorded during the years ended January 31, 2014, 2013, and 2012 due to the suspension of the ESPP during those periods.

Other Benefit Plans

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

Our matching contribution expenses for our 401(k) Plan were $1.8 million, $1.7 million, and $1.5 million for the years ended January 31, 2014, 2013, and 2012, respectively.

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

Severance expenses for the years ended January 31, 2014, 2013, and 2012 were $5.8 million, $4.9 million, and $5.2 million, respectively.

16.	RELATED PARTY TRANSACTIONS

As noted previously, on February 4, 2013 we completed the CTI Merger, which eliminated CTI's majority ownership and control of us. As of January 31, 2013, prior to the CTI Merger, CTI beneficially owned approximately 53.5%, and also held a majority of the voting power, of our common stock on an as-converted basis.

During the year ended January 31, 2013, we paid $0.3 million to a subsidiary of CTI for its assignment to us of user licenses for certain third-party internal-use software. We also paid $1.6 million during the same year to certain subsidiaries of CTI to settle pre-existing liabilities incurred in the regular course of business.

Previous Relationships with CTI and its Subsidiaries

Prior to the CTI Merger, we were a party to several business agreements with CTI or its affiliates, each of which either terminated in connection with the CTI Merger, or is inactive and will be formally terminated, with the exception of the Federal Income Tax Sharing Agreement, which will remain in effect for the foreseeable future. These business agreements included service agreements whereby, if necessary, we received certain business support services from CTI and its other subsidiaries. Activity under these service agreements was not significant during the years ended January 31, 2013 and 2012.

The Federal Income Tax Sharing Agreement with CTI applies to periods prior to our IPO in which we were included in CTI’s consolidated federal tax return. By virtue of its controlling ownership and this tax sharing agreement, CTI effectively controlled all of our tax decisions for periods ending prior to the completion of our IPO, which occurred in May 2002. Under the agreement, for periods during which we were included in CTI's consolidated income tax return, we were required to pay CTI an amount equal to the tax liability we would have owed, if any, had we filed a federal income tax return on our own, as computed by CTI in its reasonable discretion. Under the agreement, we were not entitled to receive any payments from CTI in respect of, or to otherwise take advantage of, any loss resulting from the calculation of our separate income tax liability. The tax sharing agreement also provided for certain payments in the event of adjustments to the group’s income tax liability. The tax sharing agreement continues in effect until 60 days after the expiration of the applicable statute of limitations for the final year in which we were part of the CTI consolidated group for income tax purposes.

Other Related Party Transactions

Our joint venture incurs certain operating expenses, including office rent and other administrative costs, under arrangements with one of its noncontrolling shareholders. These expenses totaled $0.5 million, $0.5 million, and $0.5 million for the years ended January 31, 2014, 2013, and 2012, respectively. The joint venture also recognized $0.2 million, $0.3 million, and $0.2 million of revenue from this noncontrolling shareholder for the years ended January 31, 2014, 2013 and 2012, respectively.

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

Rent expense incurred under all operating leases was $15.0 million, $16.0 million, and $16.3 million for the years ended January 31, 2014, 2013, and 2012, respectively.

As of January 31, 2014, our minimum future rentals under non-cancelable operating leases were as follows:

(in thousands)	Operating
Years Ending January 31,	Leases
2015	$15,335
2016	13,115
2017	8,207
2018	5,634
2019	4,782
2020 and thereafter	27,666
Total	$74,739

We sublease certain space in our facilities to third parties. As of January 31, 2014, total expected future sublease income was $2.6 million and ranged from $0.3 million to $0.8 million on an annual basis through March 2018.

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

As of January 31, 2014, our unconditional purchase obligations totaled approximately $46.1 million, the majority of which were scheduled to occur within the subsequent twelve months. Due to the relatively short life of the obligations, the carrying value approximates the fair value of these obligations at January 31, 2014.

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, for the years ended January 31, 2014, 2013, and 2012:

	Year Ended January 31,
(in thousands)	2014	2013	2012
Warranty liability, beginning of year	$1,045	$2,015	$1,996
Provision (credited against) charged to expenses	(337)	(780)	675
Warranty charges	—	(188)	(389)
Foreign currency translation and other	(2)	(2)	(267)
Warranty liability, end of year	$706	$1,045	$2,015

We accrue for warranty costs as part of our cost of revenue based on associated product costs, labor costs, and associated overhead. Our Enterprise Intelligence solutions are sold with a warranty of generally one year on hardware and 90 days for software. Our Communications Intelligence solutions and Video Intelligence solutions are sold with warranties that typically range in duration from 90 days to three years, and in some cases longer.

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

Off-Balance Sheet Risk

In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2014, we had approximately $40.1 million of outstanding letters of credit and surety bonds relating primarily to these performance guarantees. As of January 31, 2014, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows. Our historical non-compliance with our performance obligations has been insignificant.

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

We conduct our business through three operating segments—Enterprise Intelligence, Communications and Cyber Intelligence, and Video and Situation Intelligence. Organizing our business through three operating segments allows us to align our resources and domain expertise to effectively address the Actionable Intelligence market. We address the Customer Engagement Optimization market opportunity through solutions from our Enterprise Intelligence segment. We address the Security Intelligence market opportunity through solutions from our Communications and Cyber Intelligence segment and Video and Situation Intelligence segment, and we address the Fraud, Risk, and Compliance market opportunity through solutions from all three operating segments.

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

Revenue adjustments represent revenue of acquired companies which is included within segment revenue reviewed by the CODM, but not recognizable within GAAP revenue.  These adjustments primarily relate to the acquisition-date excess of the historical carrying value over the fair value of acquired companies’ future maintenance and service performance obligations. As the obligations are satisfied, we report our segment revenue using the historical carrying values of these obligations, which we believe better reflects our ongoing maintenance and service revenue streams, whereas GAAP revenue is reported using the obligations’ acquisition-date fair values.

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the years ended January 31, 2014, 2013 and 2012.  The allocations of goodwill and acquired intangible assets by operating segment appear in Note 6, "Intangible Assets and Goodwill".

Operating results by segment for the years ended January 31, 2014, 2013 and 2012 were as follows:

	Year Ended January 31,
(in thousands)	2014	2013	2012
Revenue:
Enterprise Intelligence
Segment revenue	$500,847	$494,967	$444,700
Revenue adjustments	(1,946)	(4,489)	(6,682)
	498,901	490,478	438,018
Communications Intelligence
Segment revenue	288,619	231,719	210,937
Revenue adjustments	(616)	(2,112)	(4,323)
	288,003	229,607	206,614
Video Intelligence
Segment revenue	120,555	121,390	140,610
Revenue adjustments	(167)	(1,933)	(2,594)
	120,388	119,457	138,016
Total revenue	$907,292	$839,542	$782,648

Segment contribution:
Enterprise Intelligence	$215,368	$216,941	$198,428
Communications Intelligence	90,658	67,168	63,296
Video Intelligence	28,986	27,407	34,697
Total segment contribution	335,012	311,516	296,421

Unallocated expenses, net:
Amortization of acquired intangible assets	36,931	39,254	35,302
Stock-based compensation	34,991	25,208	27,911
Other unallocated expenses	140,804	147,501	146,730
Total unallocated expenses, net	212,726	211,963	209,943
Operating income	122,286	99,553	86,478
Other expense, net	(58,971)	(31,789)	(40,321)
Income before provision for income taxes	$63,315	$67,764	$46,157

Geographic Information

Revenue by major geographic region is based upon the geographic location of the customers who purchase our products. The geographic locations of distributors, resellers, and systems integrators who purchase and resell our products may be different from the geographic locations of end customers.

Revenue in the Americas includes the United States, Canada, Mexico, Brazil, and other countries in the Americas. Revenue in Europe, the Middle East and Africa (“EMEA”) includes the United Kingdom, Germany, Israel, and other countries in those regions. Revenue in the Asia-Pacific ("APAC") region includes Australia, India, Singapore, and other Asia-Pacific countries.

The information below summarizes revenue from unaffiliated customers by geographic area for the years ended January 31, 2014, 2013 and 2012:

	Year Ended January 31,
(in thousands)	2014	2013	2012
Americas:
United States	$374,518	$387,927	$342,479
Other	133,531	72,089	70,944
Total Americas	508,049	460,016	413,423
EMEA	185,151	201,727	213,554
APAC	214,092	177,799	155,671
Total revenue	$907,292	$839,542	$782,648

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

Property and equipment, net by geographic area consisted of the following as of January 31, 2014, 2013 and 2012:

	January 31,
(in thousands)	2014	2013	2012
United States	$18,921	$20,607	$11,406
Israel	14,320	11,025	10,150
Other countries	6,904	6,529	6,733
Total property and equipment, net	$40,145	$38,161	$28,289

Significant Customers

One customer in our Communications Intelligence operating segment accounted for slightly more than 10% of our revenue during the year ended January 31, 2014. No single customer accounted for more than 10% of our revenue during the years ended January 31, 2013 and 2012.

19.	SUBSEQUENT EVENTS

Business Combinations

On February 3, 2014, we completed the acquisition of KANA Software, Inc. and its subsidiaries through the merger of KANA Software, Inc.'s parent holding company, Kay Technology Holdings, Inc. (collectively, "KANA"), with an indirect, wholly owned subsidiary of Verint, with KANA continuing as the surviving company and as our wholly owned subsidiary. The purchase price consisted of $542.4 million of cash paid at the closing, partially offset by $28.2 million of KANA’s cash received in the acquisition, resulting in net cash consideration of $514.2 million. The purchase price is subject to customary purchase price adjustments related to the final determination of KANA's cash, debt, net working capital, transaction expenses and taxes as of February 3, 2014.

The acquisition was funded through a combination of cash on hand, and as further described below, incremental term loans in connection with Amendment No. 1 to our 2013 Amended Credit Agreement, and borrowings under our existing revolving credit facility.

KANA, based in Sunnyvale, California and with global operations, is a leading provider of on-premises and cloud-based solutions which create differentiated, personalized, and integrated customer experiences for large enterprises and mid-market organizations. KANA is being integrated into our Enterprise Intelligence operating segment.

We incurred transaction and related costs, consisting primarily of professional fees directly related to the acquisition of KANA, of $2.3 million for the year ended January 31, 2014. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

On March 31, 2014, we completed the acquisition of all of the outstanding shares of UTX Technologies Limited (“UTX”), a provider of certain mobile device tracking solutions for security applications, from UTX Limited. UTX Limited was our supplier of these products to our Communications Intelligence operating segment prior to the transaction. The purchase price consisted of $82.9 million of cash paid at closing, subject to adjustment, and we agreed to make potential additional future cash payments to UTX Limited of up to $1.5 million, contingent upon the achievement of certain performance targets over the period from closing through June 30, 2014. The cash paid at closing was funded with cash on hand. The acquired business, based in the EMEA region, is being integrated into our Communications Intelligence operating segment.

Transaction and related costs directly related to the acquisition of UTX were not significant for the year ended January 31, 2014. We are assessing whether the acquisition of UTX will change our current product development initiatives. Impairments identified in the carrying values of existing technology assets, if any, will be recorded in the consolidated statement of operations for the three months ended April 30, 2014.

We are currently in the process of completing the purchase price accounting and related allocations associated with the acquisitions of KANA and UTX. Although this work is still in process, at this time we anticipate that a significant portion of the respective purchase prices will be allocated to goodwill and acquired identifiable intangible assets, including technology and customer assets, and we expect the preliminary purchase price accounting to be completed during the three months ending April 30, 2014. Additionally, we are still determining the pro forma impact of these acquisitions on our results for the year ended January 31, 2014.

Long-Term Debt

In connection with the acquisition of KANA, on February 3, 2014 we borrowed $125.0 million under our revolving credit facility and entered into Amendment No. 1 to our 2013 Amended Credit Agreement pursuant to which, on such date, we incurred $300.0 million of incremental term loans (the “2014 Term Loans”). The net proceeds of these borrowings were used to fund a portion of the KANA purchase price.

Borrowings under our revolving credit facility bear interest as described in Note 7, "Long-Term Debt" and are due upon maturity of the revolving credit facility in March 2018. The initial interest rate on the revolving credit borrowings was 4.00%, but was adjusted to 3.50% on March 7, 2014, as described below.

The 2014 Term Loans were subject to an original issuance discount of 0.25%, or $0.8 million, which is being amortized as interest expense over the term of the 2014 Term Loans using the effective interest method.

The 2014 Term Loans bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or less, at the end of the applicable interest period, at a per annum rate of, at our election:

(a) in the case of Eurodollar loans, the Adjusted LIBO Rate plus 2.75%. The Adjusted LIBO Rate is the greater of (i) 0.75% per annum and (ii) the product of (x) the LIBO Rate and (y) Statutory Reserves (both as defined in the 2013 Amended Credit Agreement), and

(b) in the case of Base Rate loans, the Base Rate plus 1.75%. The Base Rate is the greatest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the 2013 Amended Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

The initial interest rate on the 2014 Term Loans was 3.50%.

We incurred debt issuance costs, which are being quantified but are estimated to be approximately $7.1 million associated with the 2014 Term Loans, which have been deferred and will be amortized as interest expense over the term of the 2014 Term Loans.

We are required to make principal payments of $0.8 million per quarter on the 2014 Term Loans commencing on May 1, 2014 and continuing through August 1, 2019, with the remaining balance due in September 2019. Optional prepayments of the 2014 Term Loans are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates and a 1.0% premium applicable in the event of specified repricing transactions prior to September 8, 2014. The other terms, conditions and provisions applicable to the 2014 Term Loans, including provisions regarding security, guaranties, affirmative and negative covenants and events of defaults, are consistent with those applicable to our 2013 Term Loans.

On February 3, 2014, we also entered into Amendment No. 2 to the 2013 Amended Credit Agreement which, among other things, (i) permits us to increase the permitted amount of additional incremental term loans and revolving credit commitments under the 2013 Amended Credit Agreement (beyond the 2014 Term Loans borrowed under Amendment No. 1) by up to, in the aggregate, $200.0 million plus an additional amount such that the First Lien Leverage Ratio (as defined in Amendment No. 2) would not exceed the specified maximum ratio set forth therein, (ii) increased the size of certain negative covenant basket carve-outs, (iii) permits us to issue Permitted Convertible Indebtedness (as defined in Amendment No. 2), and (iv) permits us to refinance all or a portion of any existing class of term loans under the 2013 Amended Credit Agreement with replacement term loans.

Further, on February 3, 2014, we entered into Amendment No. 3 to the 2013 Amended Credit Agreement which extended by one year, to January 31, 2016, the step-down date of the leverage ratio covenant applicable to our revolving credit facility and, subject to the effectiveness of Amendment No. 4 (as described below), repriced the interest rate applicable to borrowings under the revolving credit facility to the interest rate applicable to the 2014 Term Loans.

On March 7, 2014, we entered into Amendment No. 4 to our 2013 Amended Credit Agreement to, among other things, reprice the interest rate applicable to the 2013 Term Loans to the interest rate applicable to the 2014 Term Loans. The repricing of the interest rate applicable to borrowings under the revolving credit facility contemplated by Amendment No. 3 became effective on March 7, 2014, upon the effectiveness of Amendment No. 4.

We incurred approximately $2.4 million of fees in consideration of Amendment No. 4, which have been deferred and will be amortized as interest expense over the remaining term of the 2013 Term Loans. As of March 7, 2014, there were approximately $4.3 million of unamortized deferred fees and $2.8 million of unamortized original issuance term loan discount associated with the 2013 Term Loans. We are assessing the impact that Amendment No. 4 may have on these unamortized costs.

Stock Bonus Program

On March 21, 2014, our board of directors approved up to 125,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the year ending January 31, 2015. Executive officers will be permitted to participate in this program for the year ending January 31, 2015, but only to the extent that shares remain available for awards following the enrollment of all other participants. Shares awarded to executive officers with respect to the 15% discount will be subject to a one year vesting period.

20. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized condensed quarterly financial information for the years ended January 31, 2014 and 2013 appears in the following tables:

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2013	2013	2013	2014
Revenue	$204,786	$222,447	$224,314	$255,745
Gross profit	131,478	149,840	152,157	167,397
Income (loss) before provision for income taxes	(4,834)	21,314	30,011	16,824
Net income (loss)	(7,937)	18,505	24,054	24,154
Net income (loss) attributable to Verint Systems Inc.	(9,153)	17,536	22,487	22,887
Net income (loss) attributable to Verint Systems Inc. common shares:
for basic net income (loss) per common share	(9,327)	17,536	22,487	22,887
for diluted net income (loss) per common share	(9,327)	17,536	22,487	22,887

Net income (loss) per common share attributable to Verint Systems Inc.
Basic	$(0.18)	$0.33	$0.42	$0.43
Diluted	$(0.18)	$0.33	$0.42	$0.42

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2012	2012	2012	2013
Revenue	$196,635	$212,426	$201,520	$228,961
Gross profit	128,307	136,446	136,238	156,547
Income before provision for income taxes	14,029	18,037	8,858	26,840
Net income	11,630	13,265	6,615	27,294
Net income attributable to Verint Systems Inc.	10,035	12,607	5,471	25,889
Net income attributable to Verint Systems Inc. common shares:
for basic net income per common share	6,291	8,739	1,562	21,938
for diluted net income per common share	6,291	8,739	1,562	25,889

Net income per common share attributable to Verint Systems Inc.
Basic	$0.16	$0.22	$0.04	$0.55
Diluted	$0.16	$0.22	$0.04	$0.50

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

Quarterly operating results for the year ended January 31, 2014 include a $9.7 million loss on extinguishment of debt in the three months ended April 30, 2013 associated with the amendment of a credit agreement.

Quarterly operating results for the year ended January 31, 2013 include professional fees and related expenses associated with the CTI Merger of approximately $0.9 million, $2.4 million, $9.6 million, and $3.2 million for the four quarterly periods in the year ended January 31, 2013, respectively.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The information contained in this section covers management's evaluation of our disclosure controls and procedures and management's assessment of our internal control over financial reporting in each case as of January 31, 2014.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 31, 2014.  Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2014.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2014. In making this assessment, our management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (1992). As a result of this evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2014.

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

In evaluating whether there were any reportable changes in our internal control over financial reporting during the quarter ended January 31, 2014, management determined, with the participation of our Chief Executive Officer and Chief Financial Officer, that there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Verint Systems Inc.
Melville, New York

We have audited the internal control over financial reporting of Verint Systems Inc. and subsidiaries (the "Company") as of January 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2014 of the Company and our report dated March 31, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 31, 2014

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by Item 10 will be included under the captions “Election of Directors”, “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2014 (the "2014 Proxy Statement") and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by Item 11 will be included under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by Item 12 will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of January 31, 2014.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	2,920,411	(2)	$34.60	6,338,833	(3)
Equity compensation plans not approved by security holders	—			—

Total	2,920,411		$34.60	6,338,833

(1) The weighted-average price relates to outstanding stock options only (as of the applicable date). Other outstanding awards carry no exercise price and are therefore excluded from the weighted-average price.
(2) Consists of 515,908 stock options and 2,404,503 restricted stock units.
(3) Excludes 265,316 shares available under the Vovici Corporation 2006 Amended and Restated Stock Plan, which plan was assumed in connection with our acquisition of Vovici Corporation in 2011 and is not expected to be used for future awards.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included under the captions “Corporate Governance” and “Certain Relationships and Related Person Transactions” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included under the caption “Audit Matters” in the 2014 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits

See (b) below.

(b) Exhibits

Number	Description	Filed Herewith / Incorporated by Reference from

2.1	Agreement and Plan of Merger, dated August 12, 2012, by and among Comverse Technology, Inc., Verint Systems Inc. and Victory Acquisition I LLC*	Form 8-K filed on August 13, 2012
2.2	Agreement and Plan of Merger, dated January 6, 2014, by and among Verint Systems Inc., Kiwi Acquisition Inc., Kay Technology Holdings, Inc. and Accel-KKR Capital Partners III, LP*	Form 8-K filed on January 6, 2014
2.3	Distribution Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
2.4	Tax Disaffiliation Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
3.1	Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
3.2	Amended and Restated By-laws of Verint Systems Inc.	Form 8-K filed on February 5, 2013
3.3	Amended and Restated Certificate of Designation, Preferences and Rights of the Series A Convertible Perpetual Preferred Stock of Verint Systems Inc.	Form 10-Q filed on September 6, 2012
4.1	Specimen Common Stock certificate	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
4.2	Specimen Series A Convertible Perpetual Preferred Stock certificate	Form 10-K filed on March 17, 2010
10.1	Form of Indemnification Agreement	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.2	Verint Systems Inc. 2002 Employee Stock Purchase Plan	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.3	Verint Systems Inc. Stock Incentive Compensation Plan (as amended through December 12, 2002)	Form 10-K filed on May 1, 2003
10.4	Amendment No. 1 to Verint Systems Inc. Stock Incentive Compensation Plan (dated December 23, 2008)	Form 10-K filed on March 17, 2010
10.5	Amendment No. 2 to Verint Systems Inc. Stock Incentive Compensation Plan (dated March 4, 2009)	Form 10-K filed on March 17, 2010

10.6	Verint Systems Inc. 2004 Stock Incentive Compensation Plan, as amended and restated	Form 8-K filed on January 10, 2006
10.7	Amendment No. 1 to Verint Systems Inc. 2004 Stock Incentive Compensation Plan, as amended and restated (dated December 23, 2008)	Form 10-K filed on March 17, 2010
10.8	Witness Systems Amended and Restated Stock Incentive Plan	Witness Systems, Inc. Form 10-Q for the period ended June 30, 2005
10.9	Amendment No. 1 to Witness Systems Amended and Restated Stock Incentive Plan (dated May 29, 2001)	Witness Systems, Inc. Form 10-K filed on March 17, 2006
10.10	Amendment No. 2 to Witness Systems Amended and Restated Stock Incentive Plan (dated January 15, 2004)	Witness Systems, Inc. Form 10-K filed on March 15, 2004
10.11	Amendment No. 3 to Witness Systems Amended and Restated Stock Incentive Plan (dated December 6, 2007)	Form 10-K filed on March 17, 2010
10.12	Amendment No. 4 to Witness Systems Amended and Restated Stock Incentive Plan (dated December 23, 2008)	Form 10-K filed on March 17, 2010
10.13	Verint Systems Inc. 2010 Long-Term Stock Incentive Plan	Form S-8 (Commission File No. 333-169768) effective on October 5, 2010
10.14	Amendment No. 1 to Verint Systems Inc. 2010 Long-Term Stock Incentive Plan	Form 8-K filed on June 19, 2012
10.15	Vovici Corporation Amended and Restated Stock Plan	Form 10-K filed on April 2, 2012
10.16	Amended and Restated Comverse Technology, Inc. 2011 Stock Incentive Compensation Plan	Form S-8 (Commission File No. 333-189062) effective on June 3, 2013
10.17	Verint Systems Inc. Stock Bonus Program	Form 10-Q filed on June 3, 2013
10.18	Form of Stock Option Award Agreement**	Form 8-K filed on December 7, 2004
10.19	Form of Time-Based Restricted Stock Unit Award Agreement**	Form 10-K filed on March 17, 2010
10.20	Form of Performance-Based Restricted Stock Unit Award Agreement**	Form 10-K filed on March 17, 2010
10.21	Form of Time-Based Deferred Stock Award Agreement**	Form 10-K filed on March 17, 2010
10.22	Form of Performance-Based Deferred Stock Award Agreement**	Form 10-K filed on March 17, 2010
10.23	Form of Amendment to Time-Based and Performance-Based Equity Award Agreements**	Form 10-K filed on March 17, 2010
10.24	Form of Time-Based Restricted Stock Unit Award Agreement Solely Related to 2010 Grant**	Form 10-K filed on April 8, 2010
10.25	Form of Performance-Based Restricted Stock Unit Award Agreement Solely Related to 2010 Grant**	Form 10-K filed on April 8, 2010
10.26	Form of Time-Based Deferred Stock Award Agreement Solely Related to 2010 Grant**	Form 10-K filed on April 8, 2010
10.27	Form of Performance-Based Deferred Stock Award Agreement Solely Related to 2010 Grant**	Form 10-K filed on April 8, 2010
10.28	Form of Global Performance-Based Restricted Stock Unit Award**	Form 10-K filed on April 6, 2011
10.29	Form of Global Time-Based Restricted Stock Unit Award**	Form 10-K filed on April 6, 2011
10.30	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2012**	Form 10-K filed on April 2, 2012
10.31	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2012**	Form 10-K filed on April 2, 2012
10.32	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2013**	Form 10-K filed on March 28, 2013
10.33	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2013**	Form 10-K filed on March 28, 2013
10.34	Form of Special Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2013**	Form 8-K filed on April 22, 2013
10.35	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2014**	Filed herewith

10.36	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2014**	Filed herewith
10.37	Credit Agreement dated as of April 29, 2011 among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent	Form 8-K filed on May 2, 2011
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
10.39
Amendment No. 1, Incremental Amendment and Joinder Agreement dated February 3, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent

Form 8-K filed on February 3, 2014
10.40
Amendment No. 2, dated February 3, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent
Form 8-K filed on February 3, 2014
10.41
Amendment No. 3, dated February 3, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent
Form 8-K filed on February 3, 2014
10.42
Amendment No. 4, dated March 7, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent
Form 8-K filed on March 10, 2014
10.43	Employment Agreement, dated February 23, 2010, between Verint Systems Inc. and Dan Bodner**	Form 8-K filed on February 23, 2010
10.44	Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Douglas Robinson**	Form 8-K filed on July 14, 2011
10.45	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Elan Moriah**	Form 8-K filed on July 14, 2011
10.46	Contract of Employment, dated July 10, 2011, by and among Meir Sperling, Verint Systems Ltd., and Verint Systems Inc. **	Form 8-K filed on July 14, 2011
10.47	Employment Agreement, dated April 16, 2001, between Comverse Infosys UK Limited and David Parcell**	Form 10-K filed on March 17, 2010
10.48	Amended and Restated Supplemental Employment Agreement, dated July 13, 2011, between Verint Systems UK Limited and David Parcell**	Form 8-K filed on July 14, 2011
10.49	Settlement Agreement, dated September 30, 2013, between Verint Systems UK Limited and David Parcell**	Form 10-Q Filed on December 4, 2013
10.50	Consulting Agreement, dated as of October 1, 2013, between Verint Systems UK Limited and David Parcell**	Form 10-Q Filed on December 4, 2013
10.51	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Peter Fante**	Form 8-K filed on July 14, 2011
10.52	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan**	Form 10-K filed on May 19, 2010
10.53	Federal Income Tax Sharing Agreement, dated as of January 31, 2002, between Comverse Technologies, Inc. an Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
21.1	Subsidiaries of Verint Systems Inc.	Filed herewith
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

VERINT SYSTEMS INC.

March 31, 2014	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

March 31, 2014	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dan Bodner	Chief Executive Officer and President, and Director	March 31, 2014
Dan Bodner	(Principal Executive Officer)

/s/ Douglas E. Robinson	Chief Financial Officer	March 31, 2014
Douglas E. Robinson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Victor A. DeMarines	Chairman of the Board of Directors	March 31, 2014
Victor A. DeMarines

/s/ John R. Egan	Director	March 31, 2014
John R. Egan

/s/ Larry Myers	Director	March 31, 2014
Larry Myers

/s/ Richard Nottenburg	Director	March 31, 2014
Richard Nottenburg

/s/ Howard Safir	Director	March 31, 2014
Howard Safir

/s/ Earl Shanks	Director	March 31, 2014
Earl Shanks