Form 10-Q
period 2014-04-30
VERINT SYSTEMS INC
filed 2014-06-05
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2014
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

There were 54,039,751 shares of the registrant’s common stock outstanding on May 15, 2014.

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

•
risks arising as a result of contingent or other obligations or liabilities assumed in our acquisition of our former parent company, Comverse Technology, Inc. (“CTI”), or associated with formerly being consolidated with, and part of a consolidated tax group with, CTI, or as a result of CTI's former subsidiary, Comverse, Inc. ("Comverse"), being unwilling or unable to provide us with certain indemnities or transition services to which we are entitled;

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

These risks, uncertainties, assumptions, and challenges, as well as other factors, are discussed in greater detail in "Risk Factors" under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2014. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

iii

PART I

Item 1.     Financial Statements
VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,
(in thousands, except share and per share data)	2014	2014
Assets
Current Assets:
Cash and cash equivalents	$187,316	$378,618
Restricted cash and bank time deposits	19,949	6,423
Short-term investments	35,875	32,049
Accounts receivable, net of allowance for doubtful accounts of $1.1 million and $1.2 million, respectively	238,747	194,312
Inventories	16,739	10,693
Deferred cost of revenue	10,097	10,818
Prepaid expenses and other current assets	77,110	61,478
Total current assets	585,833	694,391
Property and equipment, net	53,507	40,145
Goodwill	1,242,960	853,389
Intangible assets, net	383,722	132,847
Capitalized software development costs, net	6,913	8,483
Long-term deferred cost of revenue	10,872	9,843
Other assets	39,473	33,809
Total assets	$2,323,280	$1,772,907

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$71,733	$65,656
Accrued expenses and other current liabilities	229,657	179,148
Current maturities of long-term debt	9,496	6,555
Deferred revenue	183,027	162,124
Total current liabilities	493,913	413,483
Long-term debt	1,020,365	635,830
Long-term deferred revenue	13,547	13,661
Other liabilities	100,065	76,815
Total liabilities	1,627,890	1,139,789
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock - $0.001 par value; authorized 2,207,000 shares at April 30, 2014 and January 31, 2014; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 54,339,000 and 53,907,000 shares; outstanding 54,037,000 and 53,605,000 shares at April 30, 2014 and January 31, 2014, respectively.	54	54
Additional paid-in capital	941,174	924,663
Treasury stock, at cost - 302,000 shares at April 30, 2014 and January 31, 2014.	(8,013)	(8,013)
Accumulated deficit	(222,049)	(250,005)
Accumulated other comprehensive loss	(22,809)	(39,725)
Total Verint Systems Inc. stockholders' equity	688,357	626,974
Noncontrolling interest	7,033	6,144
Total stockholders' equity	695,390	633,118
Total liabilities and stockholders' equity	$2,323,280	$1,772,907

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2014	2013
Revenue:
Product	$108,136	$87,350
Service and support	149,257	117,436
Total revenue	257,393	204,786
Cost of revenue:
Product	39,477	31,172
Service and support	56,988	38,498
Amortization of acquired technology and backlog	6,358	3,638
Total cost of revenue	102,823	73,308
Gross profit	154,570	131,478
Operating expenses:
Research and development, net	41,323	30,028
Selling, general and administrative	101,048	81,704
Amortization of other acquired intangible assets	11,203	6,033
Total operating expenses	153,574	117,765
Operating income	996	13,713
Other income (expense), net:
Interest income	225	155
Interest expense	(10,226)	(7,188)
Losses on extinguishment of debt	(7,092)	(9,706)
Other income (expense), net	2,828	(1,808)
Total other expense, net	(14,265)	(18,547)
Loss before (benefit from) provision for income taxes	(13,269)	(4,834)
(Benefit from) provision for income taxes	(42,088)	3,103
Net income (loss)	28,819	(7,937)
Net income attributable to noncontrolling interest	863	1,216
Net income (loss) attributable to Verint Systems Inc.	27,956	(9,153)
Dividends on preferred stock	—	(174)
Net income (loss) attributable to Verint Systems Inc. common shares	$27,956	$(9,327)

Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.52	$(0.18)
Diluted	$0.51	$(0.18)

Weighted-average common shares outstanding:
Basic	53,737	51,970
Diluted	55,018	51,970

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2014	2013
Net income (loss)	$28,819	$(7,937)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	16,736	(4,664)
Net unrealized losses on available-for-sale securities	(3)	—
Net unrealized gains on derivative financial instruments designated as hedges	311	2,072
Provision for income taxes on net unrealized gains on derivative financial instruments designated as hedges	(102)	(186)
Other comprehensive income (loss)	16,942	(2,778)
Comprehensive income (loss)	45,761	(10,715)
Comprehensive income attributable to noncontrolling interest	889	1,149
Comprehensive income (loss) attributable to Verint Systems Inc.	$44,872	$(11,864)

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interest
Balances as of January 31, 2013	40,158	$40	$580,762	$(8,013)	$(303,762)	$(44,225)	$224,802	$4,874	$229,676
Net income (loss)	—	—	—	—	(9,153)	—	(9,153)	1,216	(7,937)
Other comprehensive loss	—	—	—	—	—	(2,711)	(2,711)	(67)	(2,778)
Stock-based compensation - equity portion	—	—	5,719	—	—	—	5,719	—	5,719
Exercises of stock options	76	—	1,687	—	—	—	1,687	—	1,687
Common stock issued for stock awards and stock bonuses	179	—	74	—	—	—	74	—	74
Stock issued for CTI Merger	12,274	13	299,626	—	—	—	299,639	—	299,639
Tax effects from stock award plans	—	—	15	—	—	—	15	—	15
Balances as of April 30, 2013	52,687	$53	$887,883	$(8,013)	$(312,915)	$(46,936)	$520,072	$6,023	$526,095

Balances as of January 31, 2014	53,605	$54	$924,663	$(8,013)	$(250,005)	$(39,725)	$626,974	$6,144	$633,118
Net income	—	—	—	—	27,956	—	27,956	863	28,819
Other comprehensive income	—	—	—	—	—	16,916	16,916	26	16,942
Stock-based compensation - equity portion	—	—	10,228	—	—	—	10,228	—	10,228
Exercises of stock options	181	—	6,259	—	—	—	6,259	—	6,259
Common stock issued for stock awards and stock bonuses	251	—	—	—	—	—	—	—	—
Tax effects from stock award plans	—	—	24	—	—	—	24	—	24
Balances as of April 30, 2014	54,037	$54	$941,174	$(8,013)	$(222,049)	$(22,809)	$688,357	$7,033	$695,390

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income (loss)	$28,819	$(7,937)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,324	14,459
Stock-based compensation - equity portion	10,228	5,719
Reduction of valuation allowance resulting from acquisition of KANA	(45,171)	—
Non-cash losses (gains) on derivative financial instruments, net	737	(430)
Losses on extinguishment of debt	7,092	9,706
Other non-cash items, net	5,146	4,661
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(25,412)	(9,654)
Inventories	(2,449)	3,097
Deferred cost of revenue	(210)	841
Prepaid expenses and other assets	4,613	(294)
Accounts payable and accrued expenses	36,735	(1,331)
Deferred revenue	11,133	6,435
Other, net	(550)	884
Net cash provided by operating activities	54,035	26,156

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(603,614)	—
Purchases of property and equipment	(3,781)	(2,490)
Purchases of investments	(3,339)	(49,586)
Sales and maturities of investments	350	—
Cash paid for capitalized software development costs	(1,473)	(487)
Change in restricted cash and bank time deposits, including long-term portion, and other investing activities, net	(13,316)	3,361
Net cash used in investing activities	(625,173)	(49,202)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discounts	1,103,750	646,750
Repayments of borrowings and other financing obligations	(719,289)	(578,276)
Payments of debt issuance and other debt-related costs	(8,895)	(6,972)
Proceeds from exercises of stock options	6,239	1,686
Cash received in CTI Merger	—	10,370
Payments of contingent consideration for business combinations (financing portion)	(2,856)	(3,451)
Net cash provided by financing activities	378,949	70,107
Effect of exchange rate changes on cash and cash equivalents	887	(870)
Net (decrease) increase in cash and cash equivalents	(191,302)	46,191
Cash and cash equivalents, beginning of period	378,618	209,973
Cash and cash equivalents, end of period	$187,316	$256,164

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

We conduct our business through three operating segments—Enterprise Intelligence, Communications and Cyber Intelligence ("Communications Intelligence"), and Video and Situation Intelligence ("Video Intelligence"). Organizing our business through three operating segments allows us to align our resources and domain expertise to effectively address the Actionable Intelligence market. We address the Customer Engagement Optimization market opportunity through solutions from our Enterprise Intelligence segment. We address the Security Intelligence market opportunity through solutions from our Communications Intelligence segment and Video Intelligence segment, and we address the Fraud, Risk, and Compliance market opportunity through solutions from all three operating segments.

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended January 31, 2014. The condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the periods ended April 30, 2014 and 2013, and the condensed consolidated balance sheet as of April 30, 2014, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2014 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2014. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2014. The results for interim periods are not necessarily indicative of a full year’s results.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2014. There were no significant changes to our significant accounting policies during the three months ended April 30, 2014.

Recent Accounting Pronouncements

New Accounting Pronouncements Implemented

In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 was effective prospectively for us on February 2, 2014. The adoption of this standard did not impact our condensed consolidated financial statements.

New Accounting Pronouncements To Be Implemented

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual reporting periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in previously issued financial statements. We are currently reviewing this standard, but we do not expect its adoption to materially impact our condensed consolidated financial statements, absent any disposals of components or groups of components that have a material effect on our financial results in future periods.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements.

2.	NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income (loss) per common share attributable to Verint Systems Inc. for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
(in thousands, except per share amounts)	2014	2013
Net income (loss)	$28,819	$(7,937)
Net income attributable to noncontrolling interest	863	1,216
Net income (loss) attributable to Verint Systems Inc.	27,956	(9,153)
Dividends on preferred stock	—	(174)
Net income (loss) attributable to Verint Systems Inc. for basic net loss per common share	27,956	(9,327)
Dilutive effect of dividends on preferred stock	—	—
Net income (loss) attributable to Verint Systems Inc. for diluted net loss per common share	$27,956	$(9,327)
Weighted-average shares outstanding:
Basic	53,737	51,970
Dilutive effect of employee equity award plans	1,281	—
Dilutive effect of assumed conversion of preferred stock	—	—
Diluted	55,018	51,970
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.52	$(0.18)
Diluted	$0.51	$(0.18)

We excluded the following weighted-average common shares underlying stock-based awards and the assumed conversion of our Series A Convertible Preferred Stock from the calculations of diluted net income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,
(in thousands)	2014	2013
Common shares excluded from calculation:
Stock options and restricted stock-based awards	289	694
Series A Convertible Preferred Stock	—	504

Our Series A Convertible Preferred Stock was canceled in conjunction with the CTI Merger on February 4, 2013, as further discussed in Note 9, "Convertible Preferred Stock" and Note 14, "Merger with CTI". The weighted-average common shares underlying the assumed conversion of the Series A Convertible Preferred Stock for the three months ended April 30, 2013 in the table above reflect the Series A Convertible Preferred Stock as outstanding for only four days during that period.

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents and short-term investments as of April 30, 2014 and January 31, 2014:

	April 30, 2014
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$186,780	$—	$—	$186,780
Money market funds	536	—	—	536
Total cash and cash equivalents	$187,316	$—	$—	$187,316

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$9,548	$6	$—	$9,554
Bank time deposits	26,321	—	—	26,321
Total short-term investments	$35,869	$6	$—	$35,875

	January 31, 2014
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$314,604	$—	$—	$314,604
Money market funds	14,023	—	—	14,023
Commercial paper	49,986	5	—	49,991
Total cash and cash equivalents	$378,613	$5	$—	$378,618

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$9,402	$4	$—	$9,406
Bank time deposits	22,643	—	—	22,643
Total short-term investments	$32,045	$4	$—	$32,049

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than three months, or without specified maturity dates which we intend to hold for periods in excess of three months. All other bank deposits are included within cash and cash equivalents.

As of April 30, 2014 and January 31, 2014, all of our available-for-sale investments had contractual maturities of less than one year. We report our available-for-sale securities at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of applicable income taxes, are included in accumulated other comprehensive income (loss) within stockholders’ equity on our condensed consolidated balance sheets. Realized gains or losses, if applicable, are recorded in other income (expense), net in our condensed consolidated statement of operations, using the specific identification method. Gains and losses on sales of available-for-sale securities during the three months ended April 30, 2014 and 2013 were not significant.

During the three months ended April 30, 2014, proceeds from sales and maturities of available-for-sale securities were $0.4 million. There were no proceeds from sales and maturities of available-for-sale securities during the three months ended April 30, 2013.

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at April 30, 2014 were not other-than-temporarily impaired. We held no available-for-sale securities with unrealized losses at April 30, 2014. We do not intend to sell our available-for-sale securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.

4.	BUSINESS COMBINATIONS

Three Months Ended April 30, 2014

KANA Software, Inc.

On February 3, 2014, we completed the acquisition of KANA Software, Inc. and its subsidiaries through the merger of KANA Software, Inc.'s parent holding company, Kay Technology Holdings, Inc. (collectively, "KANA"), with an indirect, wholly owned subsidiary of Verint, with KANA continuing as the surviving company and as our wholly owned subsidiary. The purchase price consisted of $542.4 million of cash paid at the closing, partially offset by $25.1 million of KANA’s cash received in the acquisition, and a $0.7 million post-closing purchase price adjustment, resulting in net cash consideration of $516.6 million. The post-closing purchase price adjustment resulted from the final determination of KANA's February 3, 2014 cash, debt, net working capital, transaction expenses and taxes, and was received in cash in May 2014.

The merger consideration was funded by a combination of cash on hand, $300.0 million of incremental term loans incurred in connection with an amendment to our Credit Agreement, and $125.0 million of borrowings under our 2013 Revolving Credit Facility (further details for which appear in Note 6, "Long-Term Debt").

KANA, based in Sunnyvale, California and with global operations, is a leading provider of on-premises and cloud-based solutions which create differentiated, personalized, and integrated customer experiences for large enterprises and mid-market organizations. KANA is being integrated into our Enterprise Intelligence operating segment.

Among the factors contributing to the recognition of goodwill as a component of the KANA purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. This goodwill has been assigned to our Enterprise Intelligence segment and while generally not deductible for income tax purposes, certain goodwill related to previous business combinations by KANA will be deductible for income tax purposes.

In connection with the purchase price allocation for KANA, the estimated fair value of undelivered performance obligations under customer contracts assumed in the merger was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs required to fulfill the obligations plus a reasonable profit margin, which approximates the amount that we believe would be required to pay a third party to assume the performance obligations. The estimated costs to fulfill the performance obligations were based on the historical direct costs for delivering similar services. As a result, in allocating the purchase price, we recorded $7.9 million of current and long-term deferred revenue, representing the estimated fair value of undelivered performance obligations for which payment had been received, which will be recognized as revenue as the underlying performance obligations are delivered. For undelivered performance obligations for which payment had not yet been received, we recorded an $18.6 million asset within prepaid expenses and other current assets as a component of the purchase price allocation, representing the estimated fair value of these obligations. We are amortizing this asset over the underlying delivery periods, as a reduction to revenue.

Revenue reported in our condensed consolidated statements of operations for the three months ended April 30, 2014 included $29.9 million attributable to KANA since the February 3, 2014 acquisition date. As a result of the ongoing integration of KANA into our Enterprise Intelligence operating segment, it is impracticable to determine the impact on net income attributable to KANA.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the merger, totaled $1.5 million for the three months ended April 30, 2014, and were expensed as incurred.

UTX Technologies Limited

On March 31, 2014, we completed the acquisition of all of the outstanding shares of UTX Technologies Limited (“UTX”), a provider of certain mobile device tracking solutions for security applications, from UTX Limited. UTX Limited was our supplier of these products to our Communications Intelligence operating segment prior to the acquisition. The purchase price consisted of $82.9 million of cash paid at closing, subject to adjustment, and we agreed to make potential additional future cash payments to UTX Limited of up to $1.5 million, contingent upon the achievement of certain performance targets over the period from closing through June 30, 2014. The cash paid at closing was funded with cash on hand. The fair value of the contingent consideration obligation was estimated to be $1.3 million as of the acquisition date and at April 30, 2014.

UTX is based in the Europe, the Middle East and Africa (“EMEA”) region and is being integrated into our Communications Intelligence operating segment.

Among the factors contributing to the recognition of goodwill as a component of the UTX purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. This goodwill has been assigned to our Communications Intelligence segment and is not deductible for income tax purposes.

Revenue and income before provision for income taxes attributable to UTX from March 31, 2014 through April 30, 2014 were not significant.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of UTX, totaled $2.6 million for the three months ended April 30, 2014, and were expensed as incurred.

As a result of the UTX acquisition, we recorded a $2.6 million charge for the impairment of certain capitalized software development costs during the three months ended April 30, 2014, reflecting strategy changes in certain product development initiatives. This charge is reflected within cost of product revenue.

Other Business Combination

On April 16, 2014, we completed the acquisition of certain technology and other assets for use in our Communications Intelligence operating segment in a transaction that qualified as a business combination. This business combination was not material to our condensed consolidated financial statements.

Purchase Price Allocations

The purchase price allocations for the business combinations completed during the three months ended April 30, 2014 have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement periods (up to one year from the respective acquisition dates). Fair values still under review include values assigned to identifiable intangible assets, deferred income taxes and reserves for uncertain income tax positions.

The purchase prices were allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, with the remaining unallocated purchase prices recorded as goodwill. The fair values assigned to identifiable intangible assets acquired were determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management.

The following table sets forth the components and the allocations of the purchase prices for our acquisitions of KANA and UTX.

(in thousands)	KANA	UTX
Components of Purchase Prices:
Cash, including post-closing adjustments	$541,685	$82,939
Fair value of contingent consideration	—	1,347
Total purchase prices	$541,685	$84,286

Allocation of Purchase Prices:
Net tangible assets (liabilities):
Accounts receivable	$18,473	$—
Other current assets	48,595	4,157
Other assets, including cash acquired	12,661	977
Current and other liabilities	(15,643)	(244)
Deferred revenue - current and long-term	(7,932)	(340)
Deferred income taxes - current and long-term	(62,516)	(5,020)
Net tangible liabilities	(6,362)	(470)
Identifiable intangible assets:
Customer relationships	151,900	2,000
Developed technology	55,500	37,400
Trademarks and trade names	11,500	—
Other intangible assets	—	1,100
Total identifiable intangible assets	218,900	40,500
Goodwill	329,147	44,256
Total purchase price allocations	$541,685	$84,286

The weighted-average estimated useful life of all finite-lived identifiable intangible assets acquired during the three months ended April 30, 2014 is 7.4 years.

For the acquisition of KANA, the acquired customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of five to ten years, three to five years, and five years, respectively, the weighted average of which is approximately 8.1 years.

For the acquisition of UTX, the acquired customer relationships, developed technology and other intangible assets were assigned estimated useful lives of three years, four years, and four years, respectively, the weighted average of which is approximately 4.0 years.

The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

We have included the financial results of these business combinations in our condensed consolidated financial statements from their respective acquisition dates.

Pro Forma Information

The following table provides unaudited pro forma operating results for the three months ended April 30, 2014 and 2013, as if KANA and UTX had been acquired on February 1, 2013. These unaudited pro forma results reflect certain adjustments related to these acquisitions, including amortization expense on finite-lived intangible assets acquired from KANA and UTX, interest expense and fees associated with additional long-term debt incurred to partially fund the acquisition of KANA, and adjustments to recognize the fair value of revenue associated with performance obligations assumed in the acquisition of KANA.

For purposes of the following unaudited pro forma operating results, a $45.2 million income tax benefit resulting from a reduction of valuation allowances associated from the acquisition of KANA is reflected in the pro forma operating results for the three months ended April 30, 2013. The actual tax benefit was recorded during the three months ended April 30, 2014, as further described in Note 10, "Income Taxes".

The unaudited pro forma results do not include any operating efficiencies or potential cost savings which may result from these business combinations. Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on February 1, 2013, nor are they indicative of future operating results.

	Three Months Ended April 30,
(in thousands, except per share amounts)	2014	2013
Revenue	$269,713	$227,162
Net (loss) income	$(2,808)	$12,419
Net (loss) income attributable to Verint Systems Inc.	$(3,671)	$11,203
Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.07)	$0.21
Diluted	$(0.07)	$0.21

Business Combinations in Prior Periods

In connection with certain business combinations completed in prior periods, we have agreed to make contingent cash payments to the former shareholders or asset holders of the acquired businesses based upon achievement of performance targets following the acquisition dates. These obligations are measured at fair value at each reporting date.

For the three months ended April 30, 2014 and 2013, we recorded a benefit of $0.2 million and a charge of $0.8 million, respectively, within selling, general and administrative expenses for changes in the fair values of these obligations, which primarily reflected the impacts of revised expectations of achieving the performance targets. Payments of contingent consideration earned under these agreements were $3.1 million and $3.9 million for the three months ended April 30, 2014 and 2013, respectively.

For a certain business combination completed during the year ended January 31, 2012, the purchase price allocation included liabilities for uncertain tax positions and certain other liabilities associated with pre-acquisition business activities of the acquired company. Corresponding indemnification assets were also recorded as components of the purchase price allocation for this acquisition, recognizing the selling shareholders’ contractual obligation to indemnify us for these pre-acquisition liabilities and were measured on the same basis as the corresponding liabilities. As of April 30, 2014 and January 31, 2014, the combined current and long-term liabilities for these matters were $3.5 million and $3.4 million, respectively. The corresponding current and long-term indemnification assets associated with these liabilities were $2.3 million at both April 30, 2014 and January 31, 2014.

5.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of April 30, 2014 and January 31, 2014:

	April 30, 2014
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$397,005	$(152,758)	$244,247
Acquired technology	204,799	(83,924)	120,875
Trade names	25,249	(12,351)	12,898
Non-competition agreements	6,619	(5,166)	1,453
Distribution network	4,440	(1,957)	2,483
Backlog	386	(320)	66
Total intangible assets with finite lives	638,498	(256,476)	382,022
In-process research and development, with indefinite lives	1,700	—	1,700
Total	$640,198	$(256,476)	$383,722

	January 31, 2014
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$240,208	$(141,714)	$98,494
Acquired technology	106,361	(76,922)	29,439
Trade names	13,378	(11,378)	2,000
Non-competition agreements	5,514	(4,970)	544
Distribution network	2,440	(1,840)	600
Backlog	386	(316)	70
Total intangible assets with finite lives	368,287	(237,140)	131,147
In-process research and development, with indefinite lives	1,700	—	1,700
Total	$369,987	$(237,140)	$132,847

The following table presents net acquisition-related intangible assets by reportable segment as of April 30, 2014 and January 31, 2014:

	April 30,	January 31,
(in thousands)	2014	2014
Enterprise Intelligence	$324,423	$115,928
Communications Intelligence	57,521	14,856
Video Intelligence	1,778	2,063
Total	$383,722	$132,847

The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign exchange rates on intangible assets not denominated in U.S. dollars.

Total amortization expense recorded for acquisition-related intangible assets was $17.6 million and $9.7 million for the three months ended April 30, 2014 and 2013, respectively.

Estimated future amortization expense on finite-lived acquisition-related intangible assets as of April 30, 2014 is as follows:

(in thousands)
Years Ending January 31,	Amount
2015 (remainder of year)	$61,112
2016	78,605
2017	75,012
2018	55,164
2019	26,016
2020 and thereafter	86,113
Total	$382,022

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

Goodwill activity for the three months ended April 30, 2014, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Enterprise Intelligence	Communications Intelligence	Video Intelligence
Year Ended January 31, 2014:
Goodwill, gross, at January 31, 2014	$920,254	$795,722	$47,838	$76,694
Accumulated impairment losses through January 31, 2014	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at January 31, 2014	853,389	764,931	47,838	40,620
Business combinations	377,479	329,147	48,332	—
Foreign currency translation and other	12,092	11,217	427	448
Goodwill, net, at April 30, 2014	$1,242,960	$1,105,295	$96,597	$41,068

Balance at April 30, 2014:
Goodwill, gross, at April 30, 2014	$1,309,825	$1,136,086	$96,597	$77,142
Accumulated impairment losses through April 30, 2014	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at April 30, 2014	$1,242,960	$1,105,295	$96,597	$41,068

No events or circumstances indicating the potential for goodwill impairment were identified during the three months ended April 30, 2014.

6.	LONG-TERM DEBT

The following table summarizes our long-term debt at April 30, 2014 and January 31, 2014:

	April 30,	January 31,
(in thousands)	2014	2014
February 2014 Term Loans:
Gross borrowings	$300,000	$—
Unamortized debt discount	(720)	—
February 2014 Term Loans, net	299,280	—
March 2014 Term Loans	643,500	—
March 2013 Term Loans:
Gross borrowings	—	645,125
Unamortized debt discount	—	(2,827)
March 2013 Term Loans, net	—	642,298
Borrowings under 2013 Revolving Credit Facility	87,000	—
Other debt	81	87
Total debt	1,029,861	642,385
Less: current maturities	9,496	6,555
Long-term debt	$1,020,365	$635,830

In April 2011, we entered into a credit agreement (together with the subsequent amendments discussed herein, the “Credit Agreement") with our lenders and concurrently terminated a prior credit agreement. The Credit Agreement provided for $770.0 million of secured credit facilities, comprised of $600.0 million of term loans maturing in October 2017 (the “April 2011 Term Loans) and a $170.0 million revolving credit facility maturing in April 2016 (the “2011 Revolving Credit Facility”), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time.

The April 2011 Term Loans were subject to an original issuance discount of 0.50%, or $3.0 million, resulting in net proceeds of $597.0 million.  The discount was being amortized as interest expense over the term of the April 2011 Term Loans using the effective interest method. We incurred debt issuance costs of $14.8 million associated with the Credit Agreement, which were deferred and were classified within other assets, and were being amortized as interest expense over the term of the Credit Agreement.

On March 6, 2013, we entered into an amendment and restatement agreement with our lenders, providing for the amendment and restatement of the Credit Agreement. This amendment and restatement agreement provided for $850.0 million of senior secured credit facilities, comprised of (i) $650.0 million of term loans maturing in September 2019 (the "March 2013 Term Loans") and (ii) a $200.0 million revolving credit facility maturing in March 2018 (the “2013 Revolving Credit Facility”), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time.

The March 2013 Term Loans were subject to an original issuance discount of 0.50%, or $3.3 million, resulting in net proceeds of $646.7 million. The discount was being amortized as interest expense over the term of the March 2013 Term Loans using the effective interest method.

The majority of the proceeds of the March 2013 Term Loans were used to repay all $576.0 million of outstanding April 2011 Term Loans at the March 6, 2013 closing date of the amendment and restatement agreement.  There were no outstanding borrowings under the 2011 Revolving Credit Facility at the closing date.

As further described below, on March 7, 2014, the March 2013 Term Loans were extinguished and replaced with the March 2014 Term Loans, and the basis for determining the interest rate on borrowings under the 2013 Revolving Credit Facility was also amended.

From March 6, 2013 through March 6, 2014, the March 2013 Term Loans and borrowings under the 2013 Revolving Credit Facility, if any, incurred interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at our election:

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

As of January 31, 2014, the interest rate on the March 2013 Term Loans was 4.00%.

At the March 6, 2013 closing date of the amendment and restatement agreement, there were $11.0 million of unamortized deferred fees and $2.2 million of unamortized original issuance discount associated with the April 2011 Term Loans and the 2011 Revolving Credit Facility. Of these $11.0 million of unamortized deferred fees, $3.5 million were associated with commitments under the 2011 Revolving Credit Facility provided by lenders that continued to provide revolving credit commitments under the 2013 Revolving Credit Facility and therefore continued to be deferred, and were being amortized over the remaining term of the Credit Agreement. The remaining $7.5 million of unamortized deferred fees and the $2.2 million unamortized original issuance discount, all of which related to the April 2011 Term Loans, were written off as a $9.7 million loss on extinguishment of debt in the year ended January 31, 2014.

We incurred debt issuance costs of approximately $7.5 million associated with the March 2013 Term Loans and the 2013 Revolving Credit Facility, which were deferred and classified within other assets and were being amortized as interest expense over the remaining term of the Credit Agreement. Of these deferred costs, $5.0 million were associated with the March 2013 Term Loans and were being amortized using the effective interest rate method, and $2.5 million were associated with the 2013 Revolving Credit Facility and were being amortized on a straight-line basis.

We are required to pay a commitment fee equal to 0.50% per annum of the undrawn portion on the 2013 Revolving Credit Facility, payable quarterly, and customary administrative agent and letter of credit fees. These fees were unchanged from the 2011 Revolving Credit Facility.

We were required to make principal payments of $1.6 million per quarter on the March 2013 Term Loans through August 1, 2019, with the remaining balance due in September 2019.

During the three months ended April 30, 2014, we entered into four separate amendments to the Credit Agreement as described below. On February 3, 2014, in connection with the acquisition of KANA, we borrowed $125.0 million under the 2013 Revolving Credit Facility and entered into Amendment No. 1 pursuant to which, on such date, we incurred $300.0 million of incremental term loans (the “February 2014 Term Loans”). The net proceeds of these borrowings were used to fund a portion of the KANA purchase price.

The February 2014 Term Loans were subject to an original issuance discount of 0.25%, or $0.8 million, which is being amortized as interest expense over the term of the February 2014 Term Loans using the effective interest method.

The February 2014 Term Loans bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or less, at the end of the applicable interest period, at a per annum rate of, at our election:

(a) in the case of Eurodollar loans, the Adjusted LIBO Rate plus 2.75%. The Adjusted LIBO Rate is the greater of (i) 0.75% per annum and (ii) the product of (x) the LIBO Rate and (y) Statutory Reserves (both as defined in the Credit Agreement), and

(b) in the case of Base Rate loans, the Base Rate plus 1.75%. The Base Rate is the greatest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

As of April 30, 2014, the interest rate on the February 2014 Term Loans was 3.50%. Including the impact of the 0.25% original issuance discount and related deferred debt issuance costs, the effective interest rate on the February 2014 Term Loans was approximately 4.02% at such date.

We incurred debt issuance costs of approximately $7.0 million associated with the February 2014 Term Loans, which have been deferred and are classified within other assets and are being amortized as interest expense over the term of the February 2014 Term Loans using the effective interest rate method.

We are required to make principal payments of $0.8 million per quarter on the February 2014 Term Loans commencing on May 1, 2014 and continuing through August 1, 2019, with the remaining balance due in September 2019. Optional prepayments of the February 2014 Term Loans are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates and a 1.0% premium applicable in the event of specified repricing transactions prior to September 8, 2014.

On February 3, 2014, we also entered into Amendment No. 2 to, among other things, (i) permit us to increase the permitted amount of additional incremental term loans and revolving credit commitments under the Credit Agreement (beyond the February 2014 Term Loans borrowed under Amendment No. 1) by up to, in the aggregate, $200.0 million plus an additional amount such that the First Lien Leverage Ratio (as defined in Amendment No. 2) would not exceed the specified maximum ratio set forth therein, (ii) increase the size of certain negative covenant basket carve-outs, (iii) permit us to issue Permitted Convertible Indebtedness (as defined in Amendment No. 2), and (iv) permit us to refinance all or a portion of any existing class of term loans under the Credit Agreement with replacement term loans.

Further, on February 3, 2014, we entered into Amendment No. 3 to extend by one year, to January 31, 2016, the step-down date of the leverage ratio covenant applicable to our 2013 Revolving Credit Facility and, subject to the effectiveness of Amendment No. 4 (as described below), reprice the interest rate applicable to borrowings under the 2013 Revolving Credit Facility to the interest rate applicable to the February 2014 Term Loans.

On March 7, 2014, we entered into Amendment No. 4 to refinance all $643.5 million of outstanding March 2013 Term Loans at that date with $643.5 million of new term loans (the “March 2014 Term Loans”). The provisions for determining the interest rate on the March 2014 Term Loans is identical to such provisions for the February 2014 Term Loans. The repricing of the interest rate applicable to borrowings under the 2013 Revolving Credit Facility contemplated by Amendment No. 3 became effective on March 7, 2014, upon the effectiveness of Amendment No. 4.

As of April 30, 2014, the interest rate on the March 2014 Term Loans was 3.50%. Including the impact the related deferred debt issuance costs, the effective interest rate on the March 2014 Term Loans was approximately 3.58% at such date.

We are required to make principal payments of $1.6 million per quarter on the March 2014 Term Loans through August 1, 2019, with the remaining balance due in September 2019.  Optional prepayments of the loans are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates. The March 2014 Term Loans otherwise retained all of the terms and conditions of the March 2013 Term Loans.

The loans under the Credit Agreement are subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flows (as defined in the Credit Agreement), and certain other events. Prepayments are applied first to the eight immediately following scheduled term loan principal payments, then pro rata to other remaining scheduled term loan principal payments, if any, and thereafter as otherwise provided in the Credit Agreement.

The refinancing of the March 2013 Term Loans with the March 2014 Term Loans pursuant to Amendment No. 4 was accounted for as an extinguishment of the March 2013 Term Loans, and as a result, $4.3 million of unamortized deferred fees and $2.8 million of unamortized original issuance discount associated with the March 2013 Term Loans as of the March 7, 2014 effective date of Amendment No. 4 were written off as a $7.1 million loss on extinguishment of debt for the three months ended April 30, 2014.

We incurred $2.5 million of fees in consideration of Amendment No. 4, which have been deferred and are classified within other assets and are being amortized as interest expense over the remaining term of the March 2014 Term Loans using the effective interest rate method. There was no original issuance discount on the March 2014 Term Loans.

Borrowings under the 2013 Revolving Credit Facility were $87.0 million at April 30, 2014. The initial interest rate on the February 3, 2014 borrowings under the 2013 Revolving Credit Facility was 4.00%, but was adjusted to 3.50% on March 7, 2014, as further described above, and remained at 3.50% at April 30, 2014.

As of April 30, 2014, future scheduled principal payments on the February 2014 Term Loans and March 2014 Term Loans are as presented in the following table:

(in thousands)	February 2014	March 2014
Years Ending January 31,	Term Loans	Term Loans
2015 (remainder of year)	$2,250	$4,826
2016	3,000	6,435
2017	3,000	6,435
2018	3,000	6,435
2019	3,000	6,435
2020	285,750	612,934
Total	$300,000	$643,500

We incurred interest on borrowings under our credit facilities of $9.2 million and $6.4 million during the three months ended April 30, 2014 and 2013, respectively. In addition, we recorded $0.7 million and $0.6 million during the three months ended April 30, 2014 and 2013, respectively, for amortization of our deferred debt issuance costs, which is also reported within interest expense on our condensed consolidated statements of operations. We also recorded $0.1 million during each of the three months ended April 30, 2014 and 2013 for amortization of original issuance term loan discounts, which is also reported within interest expense on our condensed consolidated statements of operations.

Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and certain foreign subsidiaries that have elected to be disregarded for U.S. tax purposes, and are secured by security interests in substantially all of our and their assets, subject to certain exceptions detailed in the Credit Agreement and related ancillary documents.

The Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type, which include limitations on us and our subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. The 2013 Revolving Credit Facility also contains a financial covenant that requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 5.00 to 1 until January 31, 2016 (as amended on February 3, 2014 by Amendment No. 3, as described above) and no greater than 4.50 to 1 thereafter (the "Leverage Ratio Covenant"). The limitations imposed by the covenants are subject to certain exceptions as detailed in the Credit Agreement.

The Credit Agreement provides for certain customary events of default with corresponding grace periods. These events of default include failure to pay principal or interest when due under the Credit Agreement, failure to comply with covenants, any representation or warranty made by us proving to be inaccurate in any material respect, defaults under certain other indebtedness of ours or our subsidiaries, the occurrence of a Change of Control (as defined in the Credit Agreement) with respect to us and certain insolvency or receivership events affecting us or our significant subsidiaries. Upon the occurrence of an event of default resulting from a violation of the Leverage Ratio Covenant, the lenders under our 2013 Revolving Credit Facility may require us to immediately repay outstanding borrowings under the 2013 Revolving Credit Facility and may terminate their commitments to provide loans under that facility. A violation of the Leverage Ratio Covenant would not, by itself, result in an event of default under the February 2014 Term Loans or March 2014 Term Loans but may trigger a cross-default under the term loans in the event we are required to repay outstanding borrowings under the 2013 Revolving Credit Facility. Upon the occurrence of other events of default, the lenders may require us to immediately repay all outstanding borrowings under the Credit Agreement and the lenders under our 2013 Revolving Credit Facility may terminate their commitments to provide loans under the facility.

Our other debt at April 30, 2014 consisted of $0.1 million of development bank and government debt, related to a past business combination.

7.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of April 30, 2014 and January 31, 2014:

	April 30,	January 31,
(in thousands)	2014	2014
Raw materials	$7,522	$3,190
Work-in-process	7,576	5,645
Finished goods	1,641	1,858
Total inventories	$16,739	$10,693

Condensed Consolidated Statements of Operations

Other income (expense), net consisted of the following for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
(in thousands)	2014	2013
Foreign currency gains (losses), net	$3,195	$(1,720)
(Losses) gains on derivative financial instruments, net	(737)	430
Other, net	370	(518)
Total other income (expense), net	$2,828	$(1,808)

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
(in thousands)	2014	2013
Cash paid for interest	$9,850	$6,985
Cash payments of income taxes, net of refunds received	$3,477	$2,685
Non-cash investing and financing transactions:
Net non-cash assets acquired in CTI Merger	$—	$3,727
Accrued but unpaid purchases of property and equipment	$780	$792
Inventory transfers to property and equipment	$25	$153
Liabilities for contingent consideration in business combinations	$4,947	$—
Stock options exercised, proceeds received subsequent to period end	$106	$1
Purchases under supplier financing arrangements	$280	$—
Accrued but unpaid debt issuance and other debt-related costs	$363	$741

8.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the three months ended April 30, 2014 and 2013. Commencing in May 2007, with our issuance of Series A Convertible Preferred Stock and our entry into a prior credit agreement, and continuing under the terms of our current Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock. Our Series A Convertible Preferred Stock was canceled on February 4, 2013 in connection with the CTI Merger, further details of which appear in Note 14, "Merger with CTI".

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost. At April 30, 2014 and January 31, 2014, we held approximately 302,000 shares of treasury stock with a cost of $8.0 million.

We did not acquire any treasury stock during the three months ended April 30, 2014 and 2013.

Accumulated Other Comprehensive Loss

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

The following table summarizes changes in the components of our accumulated other comprehensive loss by component for the three months ended April 30, 2014:

(in thousands)	Unrealized Gains on Derivative Financial Instruments Designated as Hedges	Unrealized Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2014	$1,485	$9	$(41,219)	$(39,725)
Other comprehensive income (loss) before reclassifications	1,004	(3)	16,710	17,711
Amounts reclassified out of accumulated other comprehensive income (loss)	(795)	—	—	(795)
Net other comprehensive income (loss), current period	209	(3)	16,710	16,916
Accumulated other comprehensive income (loss) at April 30, 2014	$1,694	$6	$(24,509)	$(22,809)

All amounts presented in the table above are net of income taxes, if applicable.

The amounts reclassified out of accumulated other comprehensive loss into the condensed consolidated statements of operations, with presentation location, for the three months ended April 30, 2014 and 2013 were as follows:

	Three Months Ended April 30,		Affected Line Items in the Condensed Consolidated Statement of Operations
(in thousands)	2014	2013
Unrealized (gains) on derivative financial instruments:
Foreign currency forward contracts	$(65)	$(66)	Cost of product revenue
	(61)	(66)	Cost of service revenue
	(481)	(438)	Research and development, net
	(223)	(210)	Selling, general and administrative
	(830)	(780)	Total before provision for income taxes
	35	70	Provision for income taxes
	$(795)	$(710)	Total, net of income taxes

Noncontrolling Interest

The noncontrolling interest presented in our condensed consolidated financial statements reflects a 50% noncontrolling equity interest in a joint venture which functions as a systems integrator for Asian markets.

9.	CONVERTIBLE PREFERRED STOCK

On May 25, 2007, we entered into an agreement with CTI whereby CTI purchased 293,000 shares of our Series A Convertible Preferred Stock for an aggregate cash purchase price of $293.0 million.

On February 4, 2013, the CTI Merger was completed and eliminated CTI's majority ownership and control of us. Each of the 293,000 outstanding shares of Series A Convertible Preferred Stock, all of which was held by CTI, was canceled upon completion of the CTI Merger. Upon cancellation of these 293,000 shares of Series A Convertible Preferred Stock, our authorized shares of preferred stock were reduced from 2,500,000 shares to 2,207,000 shares, in accordance with the certificate of designation for the Series A Convertible Preferred Stock.

Further details regarding the CTI Merger appear in Note 14, "Merger Agreement with CTI".

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

For the three months ended April 30, 2014, we recorded an income tax benefit of $42.1 million on a pre-tax loss of $13.3 million, which represented an effective income tax benefit rate of 317.2%. The current period income tax benefit is primarily attributable to the release of $45.2 million of Verint valuation allowances. We maintain valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions.  In connection with the acquisition of KANA, we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, we have reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded.  Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release is reflected as a discrete income tax benefit and not as a component of the KANA acquisition accounting. The effective income tax rate was also affected by the mix and levels of income and losses among taxing jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was less than our domestic losses where we maintain valuation allowances and did not record the related tax benefits. Excluding the income tax benefit attributable to the valuation allowance release, the result was an income tax provision of $3.1 million on a pre-tax loss $13.3 million, resulting in a negative effective tax rate of 23.2%.

For the three months ended April 30, 2013, we recorded a $3.1 million provision for income taxes on a pre-tax loss of $4.8 million, which represented a negative effective income tax rate of 64.2%. The income tax provision does not include income tax benefits on losses incurred by certain domestic operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. Our pre-tax income in profitable jurisdictions, where we record tax provisions, was lower than domestic losses where we maintain valuation allowances and do not record tax benefits, resulting in a negative effective income tax rate.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred income tax assets on a jurisdictional basis at each reporting date.  Accounting for income taxes guidance requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred income tax assets will not be realized.  In circumstances where there is sufficient negative evidence indicating that the deferred income tax assets are not more-likely-than-not realizable, we establish a valuation allowance.  We determined that there is sufficient negative evidence to maintain the valuation allowances against our federal and certain state and foreign deferred income tax assets as a result of historical losses in the most recent three-year period in the U.S. and in certain foreign jurisdictions.  We intend to maintain valuation allowances until sufficient positive evidence exists to support a reversal.

We had unrecognized tax benefits of $151.5 million and $145.4 million (excluding interest and penalties) as of April 30, 2014 and January 31, 2014, respectively.  The accrued liability for interest and penalties was $10.2 million and $8.7 million at April 30, 2014 and January 31, 2014, respectively.  Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of April 30, 2014 and January 31, 2014, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate were approximately $145.8 million and $139.7 million, respectively.  We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  Further, we believe that it is reasonably possible that the total amount of unrecognized tax benefits at April 30, 2014 could decrease by approximately $3.2 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation.  Such decreases may involve the payment of additional taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate.  We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

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

We review the fair value hierarchy classification of our applicable assets and liabilities at each reporting period. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. There were no transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2014 and 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of April 30, 2014 and January 31, 2014:

	April 30, 2014
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$536	$—	$—
Short-term investments, classified as available-for-sale	—	9,554	—
Foreign currency forward contracts	—	2,154	—
Total assets	$536	$11,708	$—
Liabilities:
Foreign currency forward contracts	$—	$920	$—
Contingent consideration - business combinations	—	—	19,119
Total liabilities	$—	$920	$19,119

	January 31, 2014
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$14,023	$—	$—
Commercial paper (1)	—	49,991	—
Short-term investments, classified as available for sale	—	9,406	—
Foreign currency forward contracts	—	2,466	—
Total assets	$14,023	$61,863	$—
Liabilities:
Foreign currency forward contracts	$—	$846	$—
Contingent consideration - business combinations	—	—	17,307
Total liabilities	$—	$846	$17,307

(1) Commercial paper investments with remaining maturities of three months or less at time of purchase, classified within cash and cash equivalents.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
(in thousands)	2014	2013
Fair value measurement at beginning of period	$17,307	$25,041
Contingent consideration liabilities recorded for business combinations	4,947	—
Changes in fair values, recorded in operating expenses	(194)	757
Payments of contingent consideration	(3,080)	(3,928)
Foreign exchange translation and other	139	—
Fair value measurement at end of period	$19,119	$21,870

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 1.1% to 40.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of April 30, 2014. We utilized discount rates ranging from 1.1% to 27.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2014.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loans and our revolving credit borrowings at April 30, 2014 were approximately $941 million and $80 million, respectively. The estimated fair value of our term loans at January 31, 2014 was $647 million. We had no revolving credit borrowings at January 31, 2014. The estimated fair values of our term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices of our term loans provided to us as at each of April 30, 2014 and January 31, 2014 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings is based upon indicative market values provided by one of our lenders.

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

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consisted only of foreign currency forward contracts with notional amounts of $131.8 million and $127.6 million as of April 30, 2014 and January 31, 2014, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments as of April 30, 2014 and January 31, 2014 were as follows:

	April 30, 2014
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,147	Accrued expenses and other liabilities	$319
Total derivative financial instruments designated as hedging instruments		$2,147		$319

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$7	Accrued expenses and other liabilities	$601
Total derivative financial instruments not designated as hedging instruments		$7		$601

	January 31, 2014
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,245	Accrued expenses and other liabilities	$769
Total derivative financial instruments designated as hedging instruments		$2,245		$769

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$221	Accrued expenses and other liabilities	$77
Total derivative financial instruments not designated as hedging instruments		$221		$77

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedging instruments as of April 30, 2014 and January 31, 2014, and for the three months ended April 30, 2014 and 2013 were as follows:

	Net Gains Recognized in Accumulated Other Comprehensive Income (Loss)		Classification of Net Gains Reclassified from Other Comprehensive Loss into the Condensed Consolidated Statements of Operations	Net Gains Reclassified from Other Comprehensive Income (Loss) into the Consolidated Statements of Operations
	April 30,	January 31,		Three Months Ended April 30,
(in thousands)	2014	2014		2014	2013
Foreign currency forward contracts	$1,694	$1,485	Operating Expenses	$830	$780

There were no gains or losses from ineffectiveness of these hedges recorded for the three months ended April 30, 2014 and 2013. All of the foreign currency forward contracts underlying the $1.7 million of net unrealized gains recorded in our accumulated other comprehensive loss at April 30, 2014 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three months ended April 30, 2014 and 2013 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended April 30,
(in thousands)		2014	2013
Foreign currency forward contracts	Other income (expense), net	$(737)	$430
Total		$(737)	$430

13.	STOCK-BASED COMPENSATION

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
(in thousands)	2014	2013
Component of condensed consolidated statements of operations:
Cost of revenue - product	$198	$130
Cost of revenue - service and support	887	267
Research and development, net	1,202	613
Selling, general and administrative	9,202	5,223
Stock-based compensation expense	$11,489	$6,233

The following table summarizes stock-based compensation expense by type of award for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
(in thousands)	2014	2013
Component of stock-based compensation expense:
Restricted stock units and restricted stock awards	$10,389	$5,361
Stock options	15	53
Phantom stock units	21	31
Stock bonus program	1,064	788
Stock-based compensation expense	$11,489	$6,233

Total stock-based compensation expense by classification was as follows for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
(in thousands)	2014	2013
Equity-classified awards	$10,228	$5,719
Liability-classified awards	1,261	514
Total stock-based compensation expense	$11,489	$6,233

The increase in stock-based compensation expense in the three months ended April 30, 2014, compared to the corresponding prior-year period, resulted primarily from the combination of an increase in the number of outstanding RSUs along with a general increase in the price of our common stock, which is used to determine the grant-date fair value of an RSU.

Stock Options

We have generally not granted stock options subsequent to January 31, 2006, other than in connection with several business combinations whereby stock options to purchase shares of the acquired companies were converted into stock options to purchase shares of our common stock.

The following table summarizes stock option activity and related information for the three months ended April 30, 2014:

(in thousands, except per share data)	Stock Options	Weighted-Average Exercise Price
Options outstanding, January 31, 2014	516	$34.60
Options exercised	(181)	$34.56
Options outstanding, April 30, 2014	335	$34.62
Options exercisable at April 30, 2014	335	$34.62

Cash proceeds received from the exercise of stock options were $6.2 million for the three months ended April 30, 2014.
At April 30, 2014, there was no unrecognized compensation expense associated with outstanding stock options, because all outstanding stock options were fully vested at that date.

Restricted Stock Units and Restricted Stock Awards

We periodically award restricted stock units, as well as shares of restricted stock, to our directors, officers, and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting.

The following table summarizes restricted stock unit activity and related information for the three months ended April 30, 2014:

(in thousands, except per share data)	RSU's	Weighted-Average Grant Date Fair Value
RSU's outstanding, January 31, 2014	2,250	$33.77
RSU's granted	1,405	$45.85
RSU's released	(251)	$32.95
RSU's forfeited	(23)	$33.81
RSU's outstanding, April 30, 2014	3,381	$38.86

Substantially all of the restricted stock units granted during the year ended January 31, 2013 included a provision which allows those awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of April 30, 2014, for such awards that remain outstanding, settlement of these awards with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards.

As of April 30, 2014, there was approximately $92.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years. The unrecognized compensation expense does not include compensation expense related to shares for which a grant date has been established but the requisite service period has not begun.

Phantom Stock Units

We have periodically issued phantom stock units to certain non-officer employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

Phantom stock unit activity for the three months ended April 30, 2014 and 2013 was not significant.

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

For the year ended January 31, 2014, our board of directors approved up to 150,000 shares of common stock for awards under this program and a discount of 15% (the "2014 stock bonus program"). Awards earned under the 2014 stock bonus program are expected to be issued during the first half of the year ending January 31, 2015.

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

Total accrued liabilities for stock bonus programs were $5.9 million and $4.9 million as of April 30, 2014 and January 31, 2014, respectively.

14. MERGER WITH CTI

Prior to February 4, 2013, Comverse Technology, Inc. ("CTI") beneficially owned a majority of our common stock (assuming the conversion of CTI’s holdings of our Series A Convertible Preferred Stock into common stock) and held a majority of the voting power of our common stock. As of January 31, 2013, shortly before the CTI Merger (as described below), CTI’s beneficial ownership position in us was approximately 53.5%.

On August 12, 2012, we entered into an agreement and plan of merger agreement with CTI (the "CTI Merger Agreement"), providing for the merger of CTI with and into our new, wholly owned subsidiary (the "CTI Merger"). The CTI Merger was completed on February 4, 2013. The CTI Merger eliminated CTI's majority ownership and control of us.

At the closing of the CTI Merger, approximately 28.6 million newly issued shares of our common stock were exchanged for approximately 220.0 million issued and outstanding shares of CTI common stock. In addition, the 16.3 million shares of our common stock and all shares of our Series A Convertible Preferred Stock held by CTI at the time of the CTI Merger were canceled.

Holders of shares of our common stock immediately prior to the completion of the CTI Merger, other than CTI, continued to own their existing shares, which were not affected by the CTI Merger.

Prior to the CTI Merger, CTI had distributed to its shareholders or otherwise disposed of substantially all of its assets, other than its interests in us, including the distribution of all of the outstanding common stock of its subsidiary, Comverse, Inc. ("Comverse") to its shareholders (the “Comverse share distribution”). As a result, at the time of the CTI Merger, the net assets of CTI consisted primarily of its controlling equity interests in Verint, as well as certain residual cash and cash equivalents and other sundry net assets. In addition, CTI had net operating loss ("NOL") carryforwards for income tax reporting purposes, and other tax attributes. No CTI employees, operations or business processes moved to the combined company in the CTI Merger. As a result, our existing net assets and operations represented the vast majority of the net assets and all of the operations of the combined company.

In connection with the Comverse share distribution, CTI and Comverse entered into several agreements to govern certain ongoing relationships between CTI and Comverse after the Comverse share distribution and to provide for an orderly transition.

In one of these agreements, Comverse agreed to indemnify CTI and its affiliates (including Verint following the CTI Merger) against certain losses arising as a result of the CTI Merger and the Comverse share distribution. Certain of Comverse's indemnification obligations are capped at $25.0 million and certain obligations are uncapped. Pursuant to this agreement, at the closing of the CTI Merger, CTI placed $25.0 million into an escrow account to support indemnification claims to the extent made against Comverse by CTI and its affiliates (including Verint after the CTI Merger). The balance remaining in such escrow account on August 4, 2014, if any, will be released to Comverse.

Condensed Consolidated Financial Statement Impact

For financial reporting purposes, the CTI Merger was accounted for as our acquisition of CTI in a combination of entities under common control. We are the continuing reporting entity. As a result, upon completion of the CTI Merger on February 4, 2013, our consolidated stockholders' equity was adjusted to reflect the $285.5 million carrying value of our Series A Convertible Preferred Stock, all of which was held by CTI, and the $14.1 million carrying value of CTI's net assets (other than its equity interests in us), as increases to our additional paid-in capital. Prior to the CTI Merger, our Series A Convertible Preferred Stock had been classified as mezzanine equity on our consolidated balance sheet.

15.	RELATED PARTY TRANSACTIONS

Transactions with CTI

As discussed in Note 14, "Merger with CTI", on February 4, 2013 we completed the CTI Merger, which eliminated CTI's majority ownership and control of us. As of January 31, 2013, prior to the CTI Merger, CTI beneficially owned approximately 53.5%, and also held a majority of the voting power, of our common stock on an as-converted basis.

Other Related Party Transactions

Our joint venture incurs certain operating expenses, including office rent and other administrative costs, and realizes revenue, under arrangements with one of its noncontrolling shareholders. Transactions with this noncontrolling shareholder of the joint venture during the three months ended April 30, 2014 and 2013 were not significant.

16.	COMMITMENTS AND CONTINGENCIES

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
(in thousands)	2014	2013
Warranty liability, beginning of period	$706	$1,045
Provision credited against expenses	(84)	(158)
Foreign currency translation and other	2	(4)
Warranty liability, end of period	$624	$883

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

We conduct our business through three operating segments—Enterprise Intelligence, Communications Intelligence, and Video Intelligence. Organizing our business through three operating segments allows us to align our resources and domain expertise to effectively address the Actionable Intelligence market. We address the Customer Engagement Optimization market opportunity through solutions from our Enterprise Intelligence segment. We address the Security Intelligence market opportunity through solutions from our Communications Intelligence segment and Video Intelligence segment, and we address the Fraud, Risk, and Compliance market opportunity through solutions from all three operating segments.

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

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the three months ended April 30, 2014 and 2013.  The allocations of goodwill and acquired intangible assets by operating segment appear in Note 5, "Intangible Assets and Goodwill".

Operating results by segment for the three months ended April 30, 2014 and 2013 were as follows:

	Three Months Ended April 30,
(in thousands)	2014	2013
Revenue:
Enterprise Intelligence:
Segment revenue	$166,633	$113,176
Revenue adjustments	(11,815)	(253)
	154,818	112,923
Communications Intelligence:
Segment revenue	76,249	63,263
Revenue adjustments	(114)	(198)
	76,135	63,065
Video Intelligence:
Segment revenue	26,440	28,965
Revenue adjustments	—	(167)
	26,440	28,798
Total revenue	$257,393	$204,786

Segment contribution:
Enterprise Intelligence	$65,129	$43,803
Communications Intelligence	19,636	19,689
Video Intelligence	5,241	6,212
Total segment contribution	90,006	69,704

Unallocated expenses, net:
Amortization of acquired intangible assets	17,561	9,671
Stock-based compensation	11,489	6,233
Other unallocated expenses	59,960	40,087
Total unallocated expenses, net	89,010	55,991
Operating income	996	13,713
Other expense, net	(14,265)	(18,547)
Loss before (benefit from) provision for income taxes	$(13,269)	$(4,834)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is provided to assist readers in understanding our financial condition, results of operations, and cash flows. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2014 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward-Looking Statements”.

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

We conduct our business through three operating segments—Enterprise Intelligence, Communications Intelligence, and Video Intelligence. Organizing our business through three operating segments allows us to align our resources and domain expertise to effectively address the Actionable Intelligence market. We address the Customer Engagement Optimization market opportunity through solutions from our Enterprise Intelligence segment. We address the Security Intelligence market opportunity through solutions from our Communications Intelligence segment and Video Intelligence segment, and we address the Fraud, Risk, and Compliance market opportunity through solutions from all three operating segments.

Recent Developments

On February 3, 2014, we completed the acquisition of KANA for net cash consideration of $516.6 million, through the merger of KANA Software, Inc.'s parent holding company, Kay Technology Holdings, Inc. with an indirect, wholly owned subsidiary of ours, with Kay Technology Holdings, Inc. continuing as the surviving company and as our wholly owned subsidiary.

The acquisition was funded through a combination of cash on hand, $300.0 million of incremental term loans incurred in connection with an amendment to our Credit Agreement, and $125.0 million of borrowings under our revolving credit facility.

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

Further details regarding our acquisitions and our long-term debt appear in Note 4, "Business Combinations" and Note 6, "Long-Term Debt", respectively, to our condensed consolidated financial statements included under Item 1 of this report.

Critical Accounting Policies and Estimates

Note 1, “Summary of Significant Accounting Policies” to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2014 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this report. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2014, and include the following:

•	Revenue recognition;

•	Accounting for business combinations;

•	Impairment of goodwill and other intangible assets;

•	Accounting for income taxes;

•	Contingencies;

•	Accounting for stock-based compensation;

•	Accounting for cost of revenue; and

•	Allowance for doubtful accounts

We did not identify any significant changes to our critical accounting policies and estimates during the three months ended April 30, 2014.

Results of Operations

Seasonality and Cyclicality

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors. On an organic basis, our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter. Moreover, revenue and operating income in the first quarter of a new year may be lower than in the fourth quarter of the preceding year, potentially by a significant margin on an organic basis. In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that these seasonal and cyclical factors primarily reflect customer spending patterns and budget cycles, as well as the impact of incentive compensation plans for our sales personnel. While seasonal and cyclical factors such as these are common in the software and technology industry, this pattern should not be considered a reliable indicator of our future revenue or financial performance.  Many other factors, including general economic conditions, may also have an impact on our business and financial results.

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
(in thousands, except per share data)	2014	2013
Revenue	$257,393	$204,786
Operating income	$996	$13,713
Net income (loss) attributable to Verint Systems Inc. common shares	$27,956	$(9,327)
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.52	$(0.18)
Diluted	$0.51	$(0.18)

Three Months Ended April 30, 2014 compared to Three Months Ended April 30, 2013. Our revenue increased approximately $52.6 million, or 26%, to $257.4 million in the three months ended April 30, 2014 from $204.8 million in the three months ended April 30, 2013.  In our Communications Intelligence segment, revenue increased approximately $13.0 million, or 21%, from $63.1 million in the three months ended April 30, 2013 to $76.1 million in the three months ended April 30, 2014.  The increase consisted of a $15.9 million increase in product revenue was partially offset by a $2.9 million decrease in service and support revenue. In our Enterprise Intelligence segment, revenue increased approximately $41.9 million, or 37%, to $154.8 million in the three months ended April 30, 2014 from $112.9 million in the three months ended April 30, 2013.  The increase consisted of a $34.1 million increase in service and support revenue and a $7.8 million increase in product revenue.  Enterprise Intelligence segment revenues include approximately $29.9 million of revenues from KANA. In our Video Intelligence segment, revenue decreased approximately $2.4 million, or 8%, from $28.8 million in the three months ended April 30, 2013 to $26.4 million in the three months ended April 30, 2014, primarily due to a decrease in product revenue.  For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, EMEA, and the Asia-Pacific region represented approximately 53%, 27%, and 20% of our total revenue, respectively, in the three months ended April 30, 2014, compared to approximately 54%, 21%, and 25%, respectively, in the three months ended April 30, 2013. Further details of changes in revenue are provided below.

Operating income was $1.0 million in the three months ended April 30, 2014 compared to $13.7 million in the three months ended April 30, 2013.  The decrease in operating income was primarily due to a $35.8 million increase in operating expenses, from $117.8 million to $153.6 million, partially offset by a $23.1 million increase in gross profit from $131.5 million to $154.6 million. The increase in operating expenses consisted of a $19.3 million increase in selling, general and administrative expense, an $11.3 million increase in net research and development expenses, and a $5.2 million increase in amortization of other acquired intangible assets. The increase in gross profit was primarily due to increased gross profit in our Enterprise Intelligence segment primarily due to the acquisition of KANA.  Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $28.0 million, and diluted net income per common share was $0.51, in the three months ended April 30, 2014 compared to a net loss attributable to Verint Systems Inc. common shares of $9.3 million, and diluted net loss per common share of $0.18, in the three months ended April 30, 2013.  The increase in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the three months ended

April 30, 2014 was primarily due a $45.2 million decrease in our provision for income taxes (from a $3.1 million expense for three months ended April 30, 2013 to a $42.1 million benefit for three months ended April 30, 2014), a $2.6 million decrease in losses upon extinguishment of debt recorded during the three months ended April 30, 2014 compared to the three months ended April 30, 2013, a $4.3 million decrease in total other expense, net, due primarily to a $4.9 million increase in foreign currency gains, net, (from a loss of $1.7 million during the three months ended April 30, 2013 to a gain of $3.2 million during three months ended April 30, 2014), partially offset by a $1.2 million increase in losses in derivative financial instruments, net. These increases to net income attributable to Verint Systems Inc. common shares were partially offset by our decreased operating income, as described above, and a $3.0 million increase in interest expense. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates as noted above.  When comparing average exchange rates for the three months ended April 30, 2014 to average exchange rates for the three months ended April 30, 2013, while the U.S. dollar strengthened relative to the Australian dollar, Brazilian real, Japanese yen, and Singapore dollar, it weakened relative to the British pound sterling and euro, resulting in an overall increase in our revenue, cost of revenue and operating expenses on a U.S. dollar-denominated basis.  For the three months ended April 30, 2014, had foreign exchange rates remained unchanged from rates in effect for the three months ended April 30, 2013, our revenue would have been approximately $2.0 million lower and our cost of revenue and operating expenses would have been approximately $3.8 million lower, which would have resulted in a $1.8 million increase in operating income.

As of April 30, 2014, we employed approximately 4,400 employees, including part-time employees and certain contractors, as compared to approximately 3,200 employees as of April 30, 2013.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,		% Change
(in thousands)	2014	2013	2014 - 2013
Enterprise Intelligence	$154,818	$112,923	37%
Communications Intelligence	76,135	63,065	21%
Video Intelligence	26,440	28,798	(8)%
Total revenue	$257,393	$204,786	26%

Enterprise Intelligence Segment

Three Months Ended April 30, 2014 compared to Three Months Ended April 30, 2013. Enterprise Intelligence revenue increased approximately $41.9 million, or 37%, from $112.9 million in the three months ended April 30, 2013 to $154.8 million in the three months ended April 30, 2014.  The increase consisted of a $34.1 million increase in service and support revenue, and a $7.8 million increase in product revenue.  Of the $34.1 million increase in service and support revenue, $22.6 million was due to the acquisition of KANA. The remaining $11.5 million increase in service and support revenue was primarily due to an increase in our customer install base and the related support revenue generated from this customer base during the three months ended April 30, 2014, as well as increased revenue from new service offerings in the three months ended April 30, 2014. Of the $7.8 million increase in product revenue, $7.3 million was due to the acquisition of KANA. The remaining $0.5 million increase in product revenue was primarily due to an increase in product sales to new and existing customers during the three months ended April 30, 2014. The continued growth of service revenue is attributable to various factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in our standard arrangements, and our growing install base. The aggregate value of executed license arrangements, which comprises the majority of our product revenue, can fluctuate from quarter to quarter.

Communications Intelligence Segment

Three Months Ended April 30, 2014 compared to Three Months Ended April 30, 2013. Communications Intelligence revenue increased approximately $13.0 million, or 21%, from $63.1 million in the three months ended April 30, 2013 to $76.1 million in the three months ended April 30, 2014.  The increase consisted of a $15.9 million increase in product revenue, partially offset by a $2.9 million decrease in service and support revenue.  The increase in product revenue was primarily due to an increase in product deliverables to customers and an increase in progress realized during the current year on projects recognized using the percentage of completion ("POC") method, some of which commenced in the previous fiscal year. The decrease in service and support revenue was primarily attributable to the timing of the annual renewal of a large product maintenance agreement that was finalized after the end of the quarter.

Video Intelligence Segment

Three Months Ended April 30, 2014 compared to Three Months Ended April 30, 2013. Video Intelligence revenue decreased approximately $2.4 million, or 8%, from $28.8 million in the three months ended April 30, 2013 to $26.4 million in the three months ended April 30, 2014.  The decrease was primarily attributable to a $2.9 million decrease in product revenue, resulting from a reduction in sales of certain hardware products to a single customer during the three months ended April 30, 2014 as compared to the three months ended April 30, 2013.

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

Revenue by Product Revenue and Service and Support Revenue

We derive and report our revenue in two categories: (a) product revenue, including licensing of software products and sale of hardware products (which include software that works together with the hardware to deliver the product's essential functionality), and (b) service and support revenue, including revenue from installation services, post-contract customer support, project management, hosting services, SaaS, product warranties, consulting services, and training services.  For multiple-element arrangements for which we are unable to establish vendor-specific objective evidence of one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement's revenue into product revenue and service and support revenue.

The following table sets forth product revenue and service and support revenue for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,		% Change
(in thousands)	2014	2013	2014 - 2013
Product revenue	$108,136	$87,350	24%
Service and support revenue	149,257	117,436	27%
Total revenue	$257,393	$204,786	26%

Product Revenue

Three Months Ended April 30, 2014 compared to Three Months Ended April 30, 2013. Product revenue increased approximately $20.7 million, or 24%, from $87.4 million for the three months ended April 30, 2013 to $108.1 million for the three months ended April 30, 2014, resulting from a $15.9 million increase in our Communications Intelligence segment and a $7.8 million increase in our Enterprise Intelligence segment, partially offset by a $2.9 million decrease in our Video Intelligence segment.

For additional information see "— Revenue by Operating Segment".

Service and Support Revenue

Three Months Ended April 30, 2014 compared to Three Months Ended April 30, 2013. Service and support revenue increased approximately $31.9 million, or 27%, from $117.4 million for the three months ended April 30, 2013 to $149.3 million for the three months ended April 30, 2014.  This increase was primarily attributable to an increase of $34.1 million in our Enterprise Intelligence segment, partially offset by a $2.9 million decrease in our Communications Intelligence segment.

For additional information see "— Revenue by Operating Segment".

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology and backlog for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,		% Change
(in thousands)	2014	2013	2014 - 2013
Cost of product revenue	$39,477	$31,172	27%
Cost of service and support revenue	56,988	38,498	48%
Amortization of acquired technology and backlog	6,358	3,638	75%
Total cost of revenue	$102,823	$73,308	40%

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

Three Months Ended April 30, 2014 compared to Three Months Ended April 30, 2013. Cost of product revenue increased approximately 27% from $31.2 million in the three months ended April 30, 2013 to $39.5 million in the three months ended April 30, 2014.  Our overall product gross margins decreased to 63% in the three months ended April 30, 2014 from 64% in the three months ended April 30, 2013. Product gross margins in our Enterprise Intelligence segment increased from 91% in the three months ended April 30, 2013 to 92% in the three months ended April 30, 2014 primarily as a result of the inclusion of KANA's product gross margin, and a continued decrease in hardware sales as part of our Enterprise Intelligence segment's product offering. Product gross margins in our Communications Intelligence segment increased from 53% in the three months ended April 30, 2013 to 55% in the three months ended April 30, 2014 primarily due to a change in product mix.  Product gross margins in our Video Intelligence segment were 57% in each of the three months ended April 30, 2014 and 2013.

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

Three Months Ended April 30, 2014 compared to Three Months Ended April 30, 2013. Cost of service and support revenue increased approximately 48% from $38.5 million in the three months ended April 30, 2013 to $57.0 million in the three months ended April 30, 2014.  Employee compensation and related expenses increased $10.9 million, $9.8 million of which was attributable to increased headcount in connection with the acquisition of KANA. Contractor costs, travel expense, and materials expense incurred to provide services increased $2.1 million, $1.3 million, and $2.6 million, respectively, primarily due to the acquisition of KANA. Stock-based compensation expense attributable to service and support employees increased $0.6 million. Our overall service and support gross margins decreased from 67% in the three months ended April 30, 2013 to 62% in the three months ended April 30, 2014.

Amortization of Acquired Technology and Backlog

Amortization of acquired technology and backlog consists of amortization of technology assets and customer backlog acquired in connection with business combinations.

Three Months Ended April 30, 2014 compared to Three Months Ended April 30, 2013. Amortization of acquired technology and backlog increased approximately 75% from $3.6 million in the three months ended April 30, 2013 to $6.4 million in the three months ended April 30, 2014, primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed subsequent to the three months ended April 30, 2013.

Further discussion regarding our business combinations appears in Note 4, "Business Combinations" to our consolidated financial statements included under Item 1 of this report.

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

The following table sets forth research and development, net for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,		% Change
(in thousands)	2014	2013	2014 - 2013
Research and development, net	$41,323	$30,028	38%

Three Months Ended April 30, 2014 compared to Three Months Ended April 30, 2013. Research and development, net increased approximately $11.3 million, or 38%, from $30.0 million in the three months ended April 30, 2013 to $41.3 million in the three months ended April 30, 2014. The increase was primarily attributable to a $9.9 million increase in employee compensation and related expenses, $4.5 million of which resulted from the acquisition of KANA during the three months ended April 30, 2014. The remaining increase in employee compensation expense was due to an increase in employee headcount in our Enterprise Intelligence and Communication Intelligence segments. Contractor expense increased approximately $0.5 million primarily due to increased use of contractors in our Communications Intelligence segment during the three months ended April 30, 2014 compared to the three months ended April 30, 2013. Stock-based compensation expense increased $0.6 million increase resulting from an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods, in each case associated with our research and development employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,		% Change
(in thousands)	2014	2013	2014 - 2013
Selling, general and administrative	$101,048	$81,704	24%

Three Months Ended April 30, 2014 compared to Three Months Ended April 30, 2013. Selling, general and administrative expenses increased approximately $19.3 million, or 24%, from $81.7 million in the three months ended April 30, 2013 to $101.0 million in the three months ended April 30, 2014 primarily due to a $9.4 million increase in employee compensation and related expenses, $5.7 million of which was attributable to the acquisition of KANA, and the remainder of which was attributable to increased employee headcount in our Enterprise Intelligence and Communications Intelligence segments, as well as an increase in employee headcount for corporate support employees. Stock-based compensation expense increased $4.0 million due primarily to an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods. Also contributing to the increase in selling, general, and administrative expense was a $1.1 million increase in professional fees associated with business combinations, a $1.3 million increase in travel expense, and a $1.9 million increase in agent commissions expense in our Communication Intelligence segment. These increases were partially offset by a decrease of $3.5 million of expenses from special performance incentives associated with a prior period business combination included in selling, general, and administrative expenses during the three months ended April 30, 2013 with no equivalent expenses in the three months ended April 30, 2014.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names and non-compete agreements.
The following table sets forth amortization of other acquired intangible assets for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,		% Change
(in thousands)	2014	2013	2014 - 2013
Amortization of other acquired intangible assets	$11,203	$6,033	86%

Three Months Ended April 30, 2014 compared to Three Months Ended April 30, 2013. Amortization of other acquired intangible assets increased approximately $5.2 million, or 86%, from 6.0 million three months ended April 30, 2013 to $11.2 million in three months ended April 30, 2014 primarily due to amortization associated with business combinations that closed subsequent to the three months ended April 30, 2013.

Further discussion surrounding our business combinations appears in Note 4, "Business Combinations" to our consolidated financial statements included under Item 1 of this report.

Other Income (Expense), Net

The following table sets forth total other expense, net for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,		% Change
(in thousands)	2014	2013	2014 - 2013
Interest income	$225	$155	45%
Interest expense	(10,226)	(7,188)	42%
Loss on extinguishment of debt	(7,092)	(9,706)	(27)%
Other income (expense):
Foreign currency gains (losses)	3,195	(1,720)	*
(Losses) gains on derivative financial instruments, net	(737)	430	*
Other, net	370	(518)	*
Total other income (expense)	2,828	(1,808)	*
Total other expense, net	$(14,265)	$(18,547)	(23)%

* Percentage is not meaningful.

Three Months Ended April 30, 2014 compared to Three Months Ended April 30, 2013. Total other expense, net, decreased by $4.2 million from $18.5 million in the three months ended April 30, 2013 to $14.3 million in the three months ended April 30, 2014.

During the three months ended April 30, 2014, we recorded a $7.1 million loss upon extinguishment of debt in connection with the extinguishment of the March 2013 Term Loans. During the three months ended April 30, 2013, we recorded a $9.7 million loss upon extinguishment of debt, which primarily related to the extinguishment of the April 2011 Term Loans.

Interest expense increased to $10.2 million in the three months ended April 30, 2014 from $7.2 million in the three months ended April 30, 2013 primarily due to incremental borrowings associated with the February 2014 Term Loans and outstanding borrowings under the 2013 Revolving Credit Facility.

Further discussion regarding our Credit Agreement appears in Note 6, “Long-term Debt” to our condensed consolidated financial statements included under Item 1 of this report.

We recorded $3.2 million of net foreign currency gains in the three months ended April 30, 2014 compared to $1.7 million of net losses in the three months ended April 30, 2013.  Foreign currency gains in the three months ended April 30, 2014 resulted primarily from (i) weakening of the U.S. dollar against the Singapore dollar, resulting in foreign currency gains on Singapore dollar-denominated net assets in certain entities which use a U.S. dollar functional currency, (ii) weakening of the U.S. dollar against the British pound sterling, resulting in foreign currency gains on euro-denominated net liabilities in certain entities which use a British pound sterling functional currency, (iii) weakening of the U.S. dollar against the euro, resulting in foreign currency gains on U.S. dollar-denominated net liabilities in certain entities which use a euro functional currency and (iv) weakening of the U.S. dollar against the Brazilian real, resulting in foreign currency gains on U.S. dollar-denominated net liabilities in certain entities which use a Brazilian real functional currency.

In the three months ended April 30, 2014, there were net losses on derivative financial instruments (not designated as hedging instruments) of $0.7 million compared to net gains of $0.4 million on such instruments for the three months ended April 30, 2013 resulting primarily from the strengthening of the hedged currencies against the functional currencies during the three months ended April 30, 2014, in contrast to the weakening of the hedged currencies against the functional currencies during the three months ended April 30, 2013, in both cases primarily the euro against the U.S dollar.  Movements of hedged currencies against functional currencies were generally not significant during the three months ended April 30, 2014.

Other, net was $0.5 million net expense in three months ended April 30, 2014 compared to a net benefit of $0.4 million in three months ended April 30, 2013. The $0.4 million net benefit during the three months ended April 30, 2014 included approximately $0.4 million of sublease rental income from KANA properties acquired during the three months ended April 30, 2014. Other, net, during the three months ended April 30, 2013 included a $0.3 million write-off of an indemnification asset based upon our assessment of the collectibility of the indemnification from the former shareholders from a prior-year business combination in our Communications Intelligence segment.

(Benefit from) Provision for Income Taxes

The following table sets forth our (benefit from) provision for income taxes for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,		% Change
(in thousands)	2014	2013	2014 - 2013
(Benefit from) provision for income taxes	$(42,088)	$3,103	*

* Percentage is not meaningful.

Three Months Ended April 30, 2014 compared to Three Months Ended April 30, 2013. Our effective income tax benefit rate was 317.2% for the three months ended April 30, 2014, compared to a negative effective income tax rate of 64.2% for the three months ended April 30, 2013.  For the three months ended April 30, 2014, we recorded an income tax benefit of $42.1 million on a pre-tax loss of $13.3 million. The current period income tax benefit is primarily attributable to the release of $45.2 million of Verint valuation allowances. We maintain valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions. In connection with the acquisition of KANA, we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets.  As such, we have reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded.  Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release is reflected as a discrete income tax benefit and not as a component of the KANA acquisition accounting. The effective income tax rate was also affected by the mix and levels of income and losses among taxing jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was less than our domestic losses where we maintain valuation allowances and did not record the related income tax benefits. Excluding the income tax benefit attributable to the valuation allowance release, the result was an income tax provision of $3.1 million on a pre-tax loss $13.3 million, resulting in a negative effective income tax rate of 23.2%. For the three months ended April 30, 2013, our effective income tax rate was lower than the U.S. federal rate of 35% primarily due to the level and mix of income and losses by jurisdiction. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was less than our domestic losses where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $3.1 million on a pre-tax loss of $4.8 million, which resulted in a negative effective income tax rate of 64.2%.

The comparison of our effective income tax rates between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, amount of permanent book to tax differences, the impact of unrecognized income tax income benefits, and the effects of valuation allowances on certain loss jurisdictions.

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

In February 2014, in connection with our acquisition of KANA, we borrowed $125.0 million under our 2013 Revolving Credit Facility and we also incurred $300.0 million of incremental term loans under our Credit Agreement, both for purposes of funding a portion of the purchase price for KANA. These transactions significantly increased our long-term debt obligations. Further discussion of our Credit Agreement appears below, under "Credit Agreement".

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We have used cash as consideration for substantially all of our historical business acquisitions, including approximately $517 million of net cash expended to acquire KANA in February 2014, funded through a combination of cash on hand, and as described above, incremental term loans and borrowings under our 2013 Revolving Credit Facility. We also expended approximately $83 million of cash on hand to acquire UTX in March 2014.

We continually examine our options with respect to terms and sources of existing and future long and short-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise additional equity or debt capital in the capital markets.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (including any long-term portions) held by our subsidiaries outside the United States were $229.3 million and $268.6 million as of April 30, 2014 and January 31, 2014, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in company growth initiatives, including business acquisitions. Cash on hand in the United States was utilized to fund a portion of the purchase price for KANA, and cash on hand outside of the United States was utilized to fund the purchase price for UTX. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months and for the foreseeable future.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates.  We have not provided for deferred income taxes on the excess of the amount for financial reporting over the tax basis of investments in our foreign subsidiaries because we currently plan to indefinitely reinvest such earnings outside the United States.

The following table sets forth our cash and cash equivalents, restricted cash and bank time deposits, short-term investments and long-term debt as of April 30, 2014 and January 31, 2014:

	April 30,	January 31,
(in thousands)	2014	2014
Cash and cash equivalents	$187,316	$378,618
Restricted cash and bank time deposits	$19,949	$6,423
Short-term investments	$35,875	$32,049
Long-term debt	$1,020,365	$635,830

At April 30, 2014, our cash and cash equivalents totaled $187.3 million, a decrease of $191.3 million from $378.6 million at January 31, 2014. During the three months ended April 30, 2014, we expended approximately $186 million of cash on hand for three business acquisitions, including associated financing fees.

During the three months ended April 30, 2014, our operating activities generated $54.0 million of cash, our financing activities generated $378.9 million of net cash, and our investing activities used $625.2 million of net cash. Further discussion of these items appears below.

Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the three months ended April 30, 2014 and 2013:

	Three Months Ended April 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$54,035	$26,156
Net cash used in investing activities	(625,173)	(49,202)
Net cash provided by financing activities	378,949	70,107
Effect of exchange rate changes on cash and cash equivalents	887	(870)
Net (decrease) increase in cash and cash equivalents	$(191,302)	$46,191

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, adjusted for non-cash items, and working capital changes. Operating activities generated $54.0 million of net cash during the three months ended April 30, 2014, compared to $26.2 million generated during the three months ended April 30, 2013. The improved operating cash flow resulted primarily from our higher revenue for the three months ended April 30, 2014, which contributed to higher accounts receivable collections and customer deposits, compared to the three months ended April 30, 2013. Although our operating income decreased in the current-year quarter compared to the prior-year quarter, our non-cash depreciation, amortization, and stock-based compensation expenses increased, from $20.2 million to $33.6 million. Operating activity cash flow for the three months ended April 30, 2013 included the payment of a $7.2 million investment banking fee associated with the CTI Merger.

Net Cash Used in Investing Activities

During the three months ended April 30, 2014, our investing activities used $625.2 million of net cash, the primary component of which was $603.6 million of net cash utilized for business acquisitions, including KANA in February 2014 and UTX in March 2014. We also had a $13.3 million increase in restricted cash and bank time deposits during this period. Restricted cash and bank time deposits are typically short-term deposits used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period. In addition, we also made $5.3 million of payments for property, equipment, and capitalized software development costs, and made $3.0 million of net purchases of short-term investments, during the period.

During the three months ended April 30, 2013, our investing activities used $49.2 million of net cash, primarily reflecting $49.6 million of purchases of short-term investments in commercial paper. We also made $3.0 million of payments for property, equipment, and capitalized software development costs during this period.

As of April 30, 2014, we had no significant capital expenditure commitments.

Net Cash Provided by Financing Activities

For the three months ended April 30, 2014, our financing activities provided $378.9 million of net cash. In connection with the February 3, 2014 acquisition of KANA, we incurred $300.0 million of incremental term loans and borrowed $125.0 million under our 2013 Revolving Credit Facility. Additionally, in March 2013, we incurred $643.5 million of new term loans and simultaneously repaid $643.5 million of prior term loans. In connection with this financing activity, we paid $8.9 million of debt issuance costs related to the new borrowings. Other financing activities during the three months ended April 30, 2014 included payments of $2.9 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and the receipt of $6.2 million of proceeds from exercises of stock options.

For the three months ended April 30, 2013, our financing activities provided $70.1 million of net cash. During this period, we borrowed $646.7 million under an amendment and restatement agreement to our Credit Agreement (gross borrowings of $650.0 million, reduced by a $3.3 million original issuance discount), and simultaneously repaid $576.0 million of outstanding borrowings under the Credit Agreement. We also paid $7.0 million of debt issuance costs related to the new borrowings. In addition, we received $10.4 million of cash in connection with the February 2013 CTI Merger. Other financing activities during the three months ended April 30, 2013 included payments of $3.5 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and the receipt of $1.7 million of proceeds from exercises of stock options.

Liquidity and Capital Resources Requirements

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, working capital needs, ordinary course capital expenditures, research and development spending, and other commitments for at least the next 12 months. Currently, we have no plans to pay any cash dividends on our common stock, which are not permitted under our Credit Agreement.

Credit Agreement

As of January 31, 2014, our Credit Agreement provided for $850.0 million of senior secured credit facilities, including $650.0 million of term loans maturing in September 2019, of which $645.1 million was outstanding at January 31, 2014, and the $200.0 million 2013 Revolving Credit Facility maturing in March 2018, under which there were no borrowings at January 31, 2014. The credit facility was subject to a maximum increase of $300.0 million and reduction from time to time.

As noted above, in February 2014, in connection with our acquisition of KANA, we borrowed $125.0 million under the 2013 Revolving Credit Facility and we also incurred $300.0 million under the February 2014 Term Loans, which are incremental term loans under an amendment to our Credit Agreement, both for purposes of funding a portion of the purchase price for KANA.

In March 2014, we refinanced the $643.5 million of outstanding March 2013 Term Loans with the March 2014 Term Loans, primarily for purposes of reducing the interest rate on such loans. We also amended our Credit Agreement in February and March 2014 to, among other things, (i) change the basis for determining the interest rate on borrowings under the 2013 Revolving Credit Facility, (ii) increase the permitted amount of incremental term loans and revolving credit commitments (beyond the incremental term loans borrowed in February 2014) by up to an aggregate of $200.0 million plus an additional amount such that our leverage ratio (as defined in the Credit Agreement) would not exceed a specified maximum ratio, (iii) permit us to issue convertible indebtedness (as defined in the Credit Agreement), (iv) permit us to refinance all or a portion of any existing term loans with replacement term loans, and (v) extend by one year, to January 31, 2016, the step-down date of the leverage ratio covenant applicable to the 2013 Revolving Credit Facility.

As of April 30, 2014, we had $943.5 million of outstanding term loans, bearing interest at 3.50% at that date, and which require quarterly principal payments of $2.4 million through August 2019, with the remaining balance due in September 2019. Borrowings under the 2013 Revolving Credit Facility were $87.0 million at April 30, 2014, with $83.0 million bearing interest at 3.50% and $4.0 million bearing interest at 5.00%.

The 2013 Revolving Credit Facility contains a financial covenant that requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 5.00 to 1 until January 31, 2016 and no greater than 4.50 to 1 thereafter (the "Leverage Ratio Covenant"). At April 30, 2014, our consolidated leverage ratio was approximately 3.2 to 1 compared to a permitted consolidated leverage ratio of 5.00 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $102.0 million the minimum EBITDA required to satisfy the Leverage Ratio Covenant given our outstanding debt as of such date.

Contractual Obligations

Our Annual Report on Form 10-K for the year ended January 31, 2014 includes a table summarizing our contractual obligations of approximately $909 million as of January 31, 2014, including approximately $788 million for long-term debt obligations, including projected future interest. This table appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report. As described above under "Credit Agreements", during the three months ended April 30, 3014, we incurred additional long-term debt in connection with our acquisition of KANA and executed several amendments to our Credit Agreement. As a result, our long-term debt obligations, including projected future interest, have increased from approximately $788 million at January 31, 2014 to approximately $1.2 billion at April 30, 2014. This increase resulted primarily from the impact of the additional long-term debt, partially offset by the impact of lower projected interest rates. Details regarding our long-term debt obligations are provided in Note 6, "Long-Term Debt" to our condensed consolidated financial statements included under Item 1 of this report.

Additional operating lease obligations that we assumed upon the February 3, 2014 acquisition of KANA and March 31, 2014 acquisition of UTX were less than $10.0 million and are not included in the contractual obligations table in our Annual Report on Form 10-K for the year ended January 31, 2014.

Other than the impact of the transactions described above, we believe that our contractual obligations and commercial commitments did not materially change during the three months ended April 30, 2014.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former shareholders of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the three months ended April 30, 2014, we made $3.1 million of payments under contingent consideration arrangements. As of April 30, 2014, potential future cash payments and earned consideration expected to be paid subsequent to April 30, 2014 under contingent consideration arrangements total $42.6 million, the estimated fair value of which was $19.1 million, including $9.7 million reported in accrued expenses and other current liabilities, and $9.4 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2019.

Off-Balance Sheet Arrangements

As of April 30, 2014, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

New Accounting Pronouncements Implemented

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 was effective prospectively for us on February 2, 2014. The adoption of this standard did not impact our condensed consolidated financial statements.

New Accounting Pronouncements To Be Implemented

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual reporting periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in previously issued financial statements. We are currently reviewing this standard, but we do not expect its adoption to materially impact our condensed consolidated financial statements, absent any disposals of components or groups of components that have a material effect on our financial results in future periods.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements.

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

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2014 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. We believe that our market risk profile did not materially change during the three months ended April 30, 2014.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2014, our disclosure controls and procedures were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In evaluating whether there were any reportable changes in our internal control over financial reporting during the three months ended April 30, 2014, we determined, with the participation of our Chief Executive Officer and Chief Financial Officer, that there were no changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below with respect to our new operations resulting from the acquisition of KANA.

In making the assessment of disclosure controls and procedures and of changes in our internal control over financial reporting as of the date of the evaluation, our management has excluded the operations of KANA. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of the evaluation in the year following the acquisition. We are currently assessing the control environment of this acquired business. KANA’s revenue comprised approximately 12% of our consolidated revenue for the three-month period covered by this report, and KANA’s assets comprised approximately 4% of our consolidated assets as of the end of such period.

PART II

Item 1. Legal Proceedings

See Note 16, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 for information regarding our legal proceedings.

Item 1A.  Risk Factors

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2014. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us, however. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended April 30, 2014:

Number	Description	Filed Herewith / Incorporated by Reference from
10.1
Amendment No. 1, Incremental Amendment and Joinder Agreement dated February 3, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent (the “Existing Credit Agreement”)

Form 8-K filed on February 3, 2014
10.2	Amendment No. 2 dated February 3, 2014 to the Existing Credit Agreement	Form 8-K filed on February 3, 2014
10.3	Amendment No. 3 dated February 3, 2014 to the Existing Credit Agreement	Form 8-K filed on February 3, 2014
10.4	Amendment No. 4, Refinancing Amendment and Joinder Agreement dated March 7, 2014 to the Existing Credit Agreement	Form 8-K filed on March 10, 2014
10.5	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2014*	Filed herewith
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

VERINT SYSTEMS INC.

June 5, 2014	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

June 5, 2014	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)