Form 10-Q
period 2014-07-31
VERINT SYSTEMS INC
filed 2014-09-04
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2014
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

There were 60,569,469 shares of the registrant’s common stock outstanding on August 15, 2014.

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

•
risks associated with significant leverage resulting from our current debt position, including with respect to liquidity considerations, covenant limitations and compliance, fluctuations in interest rates, dilution considerations (with respect to our convertible notes), and our ability to maintain our credit ratings;

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

These risks, uncertainties, assumptions, and challenges, as well as other factors, are discussed in greater detail in "Risk Factors" under Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended January 31, 2014. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

iii

PART I

Item 1.     Financial Statements
VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,
(in thousands, except share and per share data)	2014	2014
Assets
Current Assets:
Cash and cash equivalents	$186,669	$378,618
Restricted cash and bank time deposits	41,336	6,423
Short-term investments	39,361	32,049
Accounts receivable, net of allowance for doubtful accounts of $0.9 million and $1.2 million, respectively	235,893	194,312
Inventories	22,933	10,693
Deferred cost of revenue	10,767	10,818
Prepaid expenses and other current assets	73,319	61,478
Total current assets	610,278	694,391
Property and equipment, net	55,929	40,145
Goodwill	1,241,879	853,389
Intangible assets, net	363,410	132,847
Capitalized software development costs, net	7,901	8,483
Long-term deferred cost of revenue	10,517	9,843
Other assets	43,701	33,809
Total assets	$2,333,615	$1,772,907

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$70,297	$65,656
Accrued expenses and other current liabilities	210,264	179,148
Current maturities of long-term debt	61	6,555
Deferred revenue	176,556	162,124
Total current liabilities	457,178	413,483
Long-term debt	731,891	635,830
Long-term deferred revenue	16,201	13,661
Other liabilities	98,893	76,815
Total liabilities	1,304,163	1,139,789
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock - $0.001 par value; authorized 2,207,000 shares at July 31, 2014 and January 31, 2014; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 60,916,000 and 53,907,000 shares; outstanding 60,568,000 and 53,605,000 shares at July 31, 2014 and January 31, 2014, respectively.	61	54
Additional paid-in capital	1,289,357	924,663
Treasury stock, at cost - 348,000 and 302,000 shares at July 31, 2014 and January 31, 2014, respectively.	(10,251)	(8,013)
Accumulated deficit	(234,327)	(250,005)
Accumulated other comprehensive loss	(24,396)	(39,725)
Total Verint Systems Inc. stockholders' equity	1,020,444	626,974
Noncontrolling interest	9,008	6,144
Total stockholders' equity	1,029,452	633,118
Total liabilities and stockholders' equity	$2,333,615	$1,772,907

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2014	2013	2014	2013
Revenue:
Product	$113,175	$97,865	$221,311	$185,215
Service and support	163,641	124,582	312,898	242,018
Total revenue	276,816	222,447	534,209	427,233
Cost of revenue:
Product	32,122	30,090	71,599	61,262
Service and support	61,869	40,170	118,857	78,668
Amortization of acquired technology and backlog	8,564	2,347	14,922	5,985
Total cost of revenue	102,555	72,607	205,378	145,915
Gross profit	174,261	149,840	328,831	281,318
Operating expenses:
Research and development, net	44,077	31,203	85,400	61,231
Selling, general and administrative	107,160	81,364	208,208	163,068
Amortization of other acquired intangible assets	11,554	6,010	22,757	12,043
Total operating expenses	162,791	118,577	316,365	236,342
Operating income	11,470	31,263	12,466	44,976
Other income (expense), net:
Interest income	250	166	475	321
Interest expense	(9,383)	(7,383)	(19,609)	(14,571)
Losses on early retirements of debt	(5,454)	(173)	(12,546)	(9,879)
Other (expense) income, net	(1,729)	(2,559)	1,099	(4,367)
Total other expense, net	(16,316)	(9,949)	(30,581)	(28,496)
(Loss) income before provision for (benefit from) income taxes	(4,846)	21,314	(18,115)	16,480
Provision for (benefit from) income taxes	5,534	2,809	(36,554)	5,912
Net (loss) income	(10,380)	18,505	18,439	10,568
Net income attributable to noncontrolling interest	1,898	969	2,761	2,185
Net (loss) income attributable to Verint Systems Inc.	(12,278)	17,536	15,678	8,383
Dividends on preferred stock	—	—	—	(174)
Net (loss) income attributable to Verint Systems Inc. common shares	$(12,278)	$17,536	$15,678	$8,209

Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.21)	$0.33	$0.28	$0.16
Diluted	$(0.21)	$0.33	$0.28	$0.15

Weighted-average common shares outstanding:
Basic	57,158	52,977	55,449	52,484
Diluted	57,158	53,637	56,559	53,176

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013
Net (loss) income	$(10,380)	$18,505	$18,439	$10,568
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	(1,744)	(6,031)	14,992	(10,695)
Net unrealized gains (losses) on available-for-sale securities	16	(122)	13	(122)
Net unrealized gains (losses) on derivative financial instruments designated as hedges	274	(919)	585	1,153
(Provision for) benefit from income taxes on net unrealized gains (losses) on derivative financial instruments designated as hedges	(56)	121	(158)	(65)
Other comprehensive (loss) income	(1,510)	(6,951)	15,432	(9,729)
Comprehensive (loss) income	(11,890)	11,554	33,871	839
Comprehensive income attributable to noncontrolling interest	1,975	865	2,864	2,014
Comprehensive (loss) income attributable to Verint Systems Inc.	$(13,865)	$10,689	$31,007	$(1,175)

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interest
Balances as of January 31, 2013	40,158	$40	$580,762	$(8,013)	$(303,762)	$(44,225)	$224,802	$4,874	$229,676
Net income	—	—	—	—	8,383	—	8,383	2,185	10,568
Other comprehensive loss	—	—	—	—	—	(9,558)	(9,558)	(171)	(9,729)
Stock-based compensation - equity portion	—	—	13,986	—	—	—	13,986	—	13,986
Exercises of stock options	115	—	2,735	—	—	—	2,735	—	2,735
Common stock issued for stock awards and stock bonuses	771	—	2,850	—	—	—	2,850	—	2,850
Stock issued for CTI Merger	12,274	13	299,626	—	—	—	299,639	—	299,639
Tax effects from stock award plans	—	—	6	—	—	—	6	—	6
Balances as of July 31, 2013	53,318	$53	$899,965	$(8,013)	$(295,379)	$(53,783)	$542,843	$6,888	$549,731

Balances as of January 31, 2014	53,605	$54	$924,663	$(8,013)	$(250,005)	$(39,725)	$626,974	$6,144	$633,118
Net income	—	—	—	—	15,678	—	15,678	2,761	18,439
Other comprehensive income	—	—	—	—	—	15,329	15,329	103	15,432
Common stock issued in public offering, net of issuance costs	5,750	6	264,970	—	—	—	264,976	—	264,976
Equity component of convertible notes, net of issuance costs	—	—	78,223	—	—	—	78,223	—	78,223
Purchase of convertible note hedges	—	—	(60,800)	—	—	—	(60,800)	—	(60,800)
Issuance of warrants	—	—	45,188	—	—	—	45,188	—	45,188
Stock-based compensation - equity portion	—	—	23,760	—	—	—	23,760	—	23,760
Exercises of stock options	246	—	8,499	—	—	—	8,499	—	8,499
Common stock issued for stock awards and stock bonuses	1,013	1	4,531	—	—	—	4,532	—	4,532
Purchases of treasury stock	(46)	—	—	(2,238)	—	—	(2,238)	—	(2,238)
Tax effects from stock award plans	—	—	323	—	—	—	323	—	323
Balances as of July 31, 2014	60,568	$61	$1,289,357	$(10,251)	$(234,327)	$(24,396)	$1,020,444	$9,008	$1,029,452

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$18,439	$10,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,192	27,284
Stock-based compensation - equity portion	23,106	13,688
Amortization of discount on convertible notes	1,148	—
Reduction of valuation allowance resulting from acquisition of KANA	(45,171)	—
Non-cash gains on derivative financial instruments, net	(103)	(676)
Losses on early retirement of debt	12,546	9,879
Other non-cash items, net	7,213	795
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(23,189)	2,517
Inventories	(8,958)	332
Deferred cost of revenue	(545)	(662)
Prepaid expenses and other assets	6,716	19,941
Accounts payable and accrued expenses	22,288	(8,446)
Deferred revenue	7,675	(3,143)
Other, net	16	581
Net cash provided by operating activities	70,373	72,658

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(602,943)	—
Purchases of property and equipment	(9,358)	(5,624)
Purchases of investments	(17,187)	(124,990)
Sales and maturities of investments	9,790	20,000
Cash paid for capitalized software development costs	(2,892)	(1,604)
Change in restricted cash and bank time deposits, including long-term portion	(36,537)	5,707
Other investing activities, net	(81)	158
Net cash used in investing activities	(659,208)	(106,353)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discounts	1,526,750	646,750
Repayments of borrowings and other financing obligations	(1,361,708)	(582,263)
Proceeds from public issuance of common stock	274,563	—
Proceeds from issuance of warrants	45,188	—
Payments for convertible note hedges	(60,800)	—
Payments of equity issuance, debt issuance and other debt-related costs	(27,713)	(7,754)
Proceeds from exercises of stock options	8,585	2,649
Purchases of treasury stock	(2,238)	—
Cash received in CTI Merger	—	10,370
Payments of contingent consideration for business combinations (financing portion)	(6,026)	(15,373)
Net cash provided by financing activities	396,601	54,379
Effect of exchange rate changes on cash and cash equivalents	285	(1,473)
Net (decrease) increase in cash and cash equivalents	(191,949)	19,211
Cash and cash equivalents, beginning of period	378,618	209,973
Cash and cash equivalents, end of period	$186,669	$229,184

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended January 31, 2014. The condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the periods ended July 31, 2014 and 2013, and the condensed consolidated balance sheet as of July 31, 2014, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2014 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2014. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2014. The results for interim periods are not necessarily indicative of a full year’s results.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2014. There were no significant changes to our significant accounting policies during the six months ended July 31, 2014. Additional disclosures regarding our policy for calculating net income per common share attributable to Verint Systems Inc. appear below.

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

Shares used in the calculation of diluted net income per common share are based on the weighted-average number of common shares outstanding, adjusted for potentially dilutive common shares outstanding during the period. Potentially dilutive common shares from warrants and stock-based compensation plans are determined using the treasury stock method.

We have the option to pay cash, issue shares of common stock, or any combination thereof for the aggregate amount due upon conversion of our 1.50% convertible senior notes due June 1, 2021 (the “Notes”), further details for which appear in Note 6, “Long-Term Debt”. We currently intend to settle the principal amount of the Notes in cash upon conversion and as a result, only the amounts payable in excess of the principal amounts of the Notes, if any, are assumed to be settled with shares of common stock for purposes of computing diluted net income per share.

Potentially dilutive common shares also included the assumed conversion of our Series A Convertible Perpetual Preferred Stock ("Preferred Stock"), if dilutive, for periods prior to cancellation of the Preferred Stock on February 4, 2013 in connection with the CTI Merger. The CTI Merger is further discussed in Note 14, "Merger with CTI".

In periods for which we report a net loss, basic net loss per common share and diluted net loss per common share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

Recent Accounting Pronouncements

New Accounting Pronouncements Implemented

In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 was effective prospectively for us on February 1, 2014. The adoption of this standard did not impact our condensed consolidated financial statements.

New Accounting Pronouncements To Be Implemented

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual reporting periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in previously issued financial statements. We are currently reviewing this standard, but we do not expect its adoption to materially impact our condensed consolidated financial statements, absent any disposals of components or groups of components that have a material effect on our financial results in future periods.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities may choose from two adoption methods, with certain practical expedients. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements and evaluating the available adoption methods.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU No. 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities from GAAP and it eliminates an exception provided in the consolidation guidance for development stage enterprises. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, although early adoption is permitted. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU No. 2014-12 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, although early adoption is permitted. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements.

2.	NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net (loss) income per common share attributable to Verint Systems Inc. for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2014	2013	2014	2013
Net (loss) income	$(10,380)	$18,505	$18,439	$10,568
Net income attributable to noncontrolling interest	1,898	969	2,761	2,185
Net (loss) income attributable to Verint Systems Inc.	(12,278)	17,536	15,678	8,383
Dividends on preferred stock	—	—	—	(174)
Net (loss) income attributable to Verint Systems Inc. for basic net (loss) income per common share	(12,278)	17,536	15,678	8,209
Dilutive effect of dividends on preferred stock	—	—	—	—
Net (loss) income attributable to Verint Systems Inc. for diluted net (loss) income per common share	$(12,278)	$17,536	$15,678	$8,209
Weighted-average shares outstanding:
Basic	57,158	52,977	55,449	52,484
Dilutive effect of employee equity award plans	—	660	1,110	692
Dilutive effect of 1.50% convertible senior notes	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Dilutive effect of preferred stock	—	—	—	—
Diluted	57,158	53,637	56,559	53,176
Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.21)	$0.33	$0.28	$0.16
Diluted	$(0.21)	$0.33	$0.28	$0.15

We excluded the following weighted-average potential common shares from the calculations of diluted net (loss) income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013
Weighted average potential common shares excluded from calculation:
Stock options and restricted stock-based awards	1,509	875	390	882
1.50% convertible senior notes	2,968	—	1,508	—
Warrants	2,968	—	1,508	—
Series A Convertible Preferred Stock	—	—	—	248

The 1.50% convertible senior notes will not impact the calculation of diluted net income per share unless the average price of our common stock, as calculated in accordance with the terms of the indenture governing the 1.50% convertible senior notes, exceeds the conversion price of $64.46 per share. Likewise, diluted net income per share will not include any effect from the warrants unless the average price of our common stock, as calculated under the terms of the warrants, exceeds the exercise price of $75.00 per share. Further details regarding the 1.50% convertible senior notes and the warrants appear in Note 6, "Long-Term Debt".

Our Series A Convertible Preferred Stock was canceled in conjunction with the CTI Merger on February 4, 2013, as further discussed in Note 9, "Convertible Preferred Stock" and Note 14, "Merger with CTI". The weighted-average common shares underlying the assumed conversion of the Series A Convertible Preferred Stock for the six months ended July 31, 2013 in the table above reflect the Series A Convertible Preferred Stock as outstanding for only four days during that period.

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents and short-term investments as of July 31, 2014 and January 31, 2014:

	July 31, 2014
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$183,468	$—	$—	$183,468
Money market funds	376	—	—	376
Commercial paper	2,825	—	—	2,825
Total cash and cash equivalents	$186,669	$—	$—	$186,669

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$13,847	$22	$—	$13,869
Bank time deposits	25,492	—	—	25,492
Total short-term investments	$39,339	$22	$—	$39,361

	January 31, 2014
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$314,604	$—	$—	$314,604
Money market funds	14,023	—	—	14,023
Commercial paper	49,986	5	—	49,991
Total cash and cash equivalents	$378,613	$5	$—	$378,618

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$9,402	$4	$—	$9,406
Bank time deposits	22,643	—	—	22,643
Total short-term investments	$32,045	$4	$—	$32,049

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than three months, or without specified maturity dates which we intend to hold for periods in excess of three months. All other bank deposits are included within cash and cash equivalents.

As of July 31, 2014 and January 31, 2014, all of our available-for-sale investments had contractual maturities of less than one year. We report our available-for-sale securities at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of applicable income taxes, are included in accumulated other comprehensive income (loss) within stockholders’ equity on our condensed consolidated balance sheets. Realized gains or losses, if applicable, are recorded in other income (expense), net in our condensed consolidated statement of operations, using the specific identification method. Gains and losses on sales of available-for-sale securities during the six months ended July 31, 2014 and 2013 were not significant.

During the six months ended July 31, 2014 and 2013, proceeds from sales and maturities of available-for-sale securities were $9.8 million and $20.0 million, respectively.

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at July 31, 2014 were not other-than-temporarily impaired. We held no available-for-sale securities with unrealized losses at July 31, 2014. We do not intend to sell our available-for-sale securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.

4.	BUSINESS COMBINATIONS

Six Months Ended July 31, 2014

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

As a result of the ongoing integration of KANA into our Enterprise Intelligence operating segment, including the integration of the KANA and legacy Verint global sales organizations during the three months ended July 31, 2014 and the resulting impact to the marketing and sales of our Enterprise Intelligence products, we are unable to provide a meaningful measure of the impact on revenue and net income attributable to KANA in our condensed consolidated statements of operations for the three and six months ended July 31, 2014.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the merger, totaled $1.7 million and $3.2 million for the three and six months ended July 31, 2014, respectively, and were expensed as incurred.

UTX Technologies Limited

On March 31, 2014, we completed the acquisition of all of the outstanding shares of UTX Technologies Limited (“UTX”), a provider of certain mobile device tracking solutions for security applications, from UTX Limited. UTX Limited was our supplier of these products to our Communications Intelligence operating segment prior to the acquisition. The purchase price consisted of $82.9 million of cash paid at closing, subject to adjustment, and we agreed to make potential additional future cash payments to UTX Limited of up to $1.5 million, contingent upon the achievement of certain performance targets over the period from closing through June 30, 2014. The cash paid at closing was funded with cash on hand. The fair value of the contingent consideration obligation was estimated to be $1.3 million as of the March 31, 2014 acquisition date.

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

For the three months ended July 31, 2014, we recorded a charge of $0.2 million within selling, general and administrative expenses to increase the fair value of the UTX contingent consideration obligation to $1.5 million, which reflected the achievement of the underlying performance targets. This amount is expected to be paid to UTX Limited prior to January 31, 2015.

Revenue and income before provision for income taxes attributable to UTX from March 31, 2014 through July 31, 2014 were not significant to our consolidated operating results.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the acquisition of UTX, totaled $0.4 million and $3.0 million for the three and six months ended July 31, 2014, and were expensed as incurred.

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

Purchase Price Allocations

The purchase price allocations for the business combinations completed during the six months ended July 31, 2014 have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement periods (up to one year from the respective acquisition dates). Fair values still under review include values assigned to identifiable intangible assets, deferred income taxes and reserves for uncertain income tax positions. Several adjustments to both the KANA and UTX purchase price allocations were identified and recorded during the three months ended July 31, 2014, none of which were material.

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

The following table sets forth the components and the allocations of the purchase prices for our acquisitions of KANA and UTX, including adjustments identified subsequent to the respective acquisition dates:

(in thousands)	KANA	UTX
Components of Purchase Prices:
Cash, including post-closing adjustments	$541,685	$82,901
Fair value of contingent consideration	—	1,347
Total purchase prices	$541,685	$84,248

Allocation of Purchase Prices:
Net tangible assets (liabilities):
Accounts receivable	$18,473	$—
Other current assets, including cash acquired	48,948	3,873
Other assets	13,053	977
Current and other liabilities	(16,760)	(262)
Deferred revenue - current and long-term	(7,932)	(340)
Deferred income taxes - current and long-term	(62,551)	(5,020)
Net tangible liabilities	(6,769)	(772)
Identifiable intangible assets:
Customer relationships	152,300	2,000
Developed technology	55,500	37,400
Trademarks and trade names	11,500	—
Other intangible assets	—	1,100
Total identifiable intangible assets	219,300	40,500
Goodwill	329,154	44,520
Total purchase price allocations	$541,685	$84,248

The weighted-average estimated useful life of all finite-lived identifiable intangible assets acquired during the six months ended July 31, 2014 is 7.4 years.

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

Pro Forma Information

The following table provides unaudited pro forma operating results for the three and six months ended July 31, 2014 and 2013, as if KANA and UTX had been acquired on February 1, 2013. These unaudited pro forma results reflect certain adjustments related to these acquisitions, including amortization expense on finite-lived intangible assets acquired from KANA and UTX, interest expense and fees associated with additional long-term debt incurred to partially fund the acquisition of KANA, and adjustments to recognize the fair value of revenue associated with performance obligations assumed in the acquisition of KANA.

For purposes of the following unaudited pro forma operating results, a $45.2 million income tax benefit resulting from a reduction of valuation allowances associated from the acquisition of KANA is reflected in the pro forma operating results for the six months ended July 31, 2013. The actual tax benefit was recorded during the six months ended July 31, 2014, as further described in Note 10, "Income Taxes".

The unaudited pro forma results do not include any operating efficiencies or potential cost savings which may result from these business combinations. Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on February 1, 2013, nor are they indicative of future operating results.

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2014	2013	2014	2013
Revenue	$284,792	$253,665	$554,505	$480,827
Net (loss) income	$(746)	$10,253	$(3,554)	$22,662
Net (loss) income attributable to Verint Systems Inc.	$(2,644)	$9,284	$(6,315)	$20,477
Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.05)	$0.18	$(0.11)	$0.39
Diluted	$(0.05)	$0.17	$(0.11)	$0.38

Business Combinations in Prior Periods

In connection with certain business combinations completed in prior periods, we have agreed to make contingent cash payments to the former shareholders or asset holders of the acquired businesses based upon achievement of performance targets following the acquisition dates. These obligations are measured at fair value at each reporting date.

For the three and six months ended July 31, 2014, we recorded charges of $0.4 million and $0.2 million, respectively, within selling, general and administrative expenses for changes in the fair values of these obligations, which primarily reflected the impacts of revised expectations of achieving the performance targets. For the three and six months ended July 31, 2013, we recorded a benefit of $0.5 million and a charge of $0.2 million, respectively, within selling, general and administrative expenses for changes in the fair values of these obligations.

Payments of contingent consideration earned under these agreements were $3.9 million and $7.0 million for the three and six months ended July 31, 2014, respectively. Payments of contingent consideration earned under these agreements were $12.3 million and $16.2 million for the three and six months ended July 31, 2013, respectively.

For a certain business combination completed during the year ended January 31, 2012, the purchase price allocation included liabilities for uncertain tax positions and certain other liabilities associated with pre-acquisition business activities of the acquired company. Corresponding indemnification assets were also recorded as components of the purchase price allocation for this acquisition, recognizing the selling shareholders’ contractual obligation to indemnify us for these pre-acquisition liabilities and were measured on the same basis as the corresponding liabilities. As of July 31, 2014 and January 31, 2014, the combined current and long-term liabilities for these matters were $3.3 million and $3.4 million, respectively. The corresponding current and long-term indemnification assets associated with these liabilities were $2.1 million and $2.3 million at July 31, 2014 and January 31, 2014, respectively.

5.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of July 31, 2014 and January 31, 2014:

	July 31, 2014
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$396,977	$(162,889)	$234,088
Acquired technology	204,387	(92,333)	112,054
Trade names	25,213	(13,215)	11,998
Non-competition agreements	6,613	(5,360)	1,253
Distribution network	4,440	(2,186)	2,254
Backlog	386	(323)	63
Total intangible assets with finite lives	638,016	(276,306)	361,710
In-process research and development, with indefinite lives	1,700	—	1,700
Total	$639,716	$(276,306)	$363,410

	January 31, 2014
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$240,208	$(141,714)	$98,494
Acquired technology	106,361	(76,922)	29,439
Trade names	13,378	(11,378)	2,000
Non-competition agreements	5,514	(4,970)	544
Distribution network	2,440	(1,840)	600
Backlog	386	(316)	70
Total intangible assets with finite lives	368,287	(237,140)	131,147
In-process research and development, with indefinite lives	1,700	—	1,700
Total	$369,987	$(237,140)	$132,847

The following table presents net acquisition-related intangible assets by reportable segment as of July 31, 2014 and January 31, 2014:

	July 31,	January 31,
(in thousands)	2014	2014
Enterprise Intelligence	$308,434	$115,928
Communications Intelligence	53,482	14,856
Video Intelligence	1,494	2,063
Total	$363,410	$132,847

The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign exchange rates on intangible assets not denominated in U.S. dollars.

Total amortization expense recorded for acquisition-related intangible assets was $20.1 million and $37.7 million for the three and six months ended July 31, 2014, respectively, and $8.4 million and $18.0 million for the three and six months ended July 31, 2013, respectively.

Estimated future amortization expense on finite-lived acquisition-related intangible assets as of July 31, 2014 was as follows:

(in thousands)
Years Ending January 31,	Amount
2015 (remainder of year)	$40,931
2016	78,469
2017	74,944
2018	55,081
2019	26,009
2020 and thereafter	86,276
Total	$361,710

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

Goodwill activity for the six months ended July 31, 2014, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Enterprise Intelligence	Communications Intelligence	Video Intelligence
Year Ended January 31, 2014:
Goodwill, gross, at January 31, 2014	$920,254	$795,722	$47,838	$76,694
Accumulated impairment losses through January 31, 2014	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at January 31, 2014	853,389	764,931	47,838	40,620
Business combinations	377,750	329,154	48,596	—
Foreign currency translation and other	10,740	10,504	351	(115)
Goodwill, net, at July 31, 2014	$1,241,879	$1,104,589	$96,785	$40,505

Balance at July 31, 2014:
Goodwill, gross, at July 31, 2014	$1,308,744	$1,135,380	$96,785	$76,579
Accumulated impairment losses through July 31, 2014	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at July 31, 2014	$1,241,879	$1,104,589	$96,785	$40,505

No events or circumstances indicating the potential for goodwill impairment were identified during the six months ended July 31, 2014.

6.	LONG-TERM DEBT

The following table summarizes our long-term debt at July 31, 2014 and January 31, 2014:

	July 31,	January 31,
(in thousands)	2014	2014
1.50% Convertible Senior Notes:
Principal amount	$400,000	$—
Unamortized debt discount	(78,952)	—
1.50% Convertible Senior Notes, net	321,048	—
February 2014 Term Loans:
Gross amount	130,729	—
Unamortized debt discount	(303)	—
February 2014 Term Loans, net	130,426	—
March 2014 Term Loans	280,413	—
March 2013 Term Loans:
Gross amount	—	645,125
Unamortized debt discount	—	(2,827)
March 2013 Term Loans, net	—	642,298
Other debt	65	87
Total debt	731,952	642,385
Less: current maturities	61	6,555
Long-term debt	$731,891	$635,830

1.50% Convertible Senior Notes

On June 18, 2014, we issued $400.0 million in aggregate principal amount of 1.50% convertible senior notes due June 1, 2021 (the "Notes"), unless earlier converted by the holders pursuant to their terms. Net proceeds from the Notes after underwriting discounts were $391.9 million. The Notes pay interest in cash semiannually in arrears at a rate of 1.50% per annum.
The Notes were issued concurrently with our public issuance of 5,750,000 shares of common stock, the majority of the combined net proceeds of which were used to partially repay certain indebtedness under our Credit Agreement, as further described below. Additional details regarding our June 18, 2014 issuance of common stock appear in Note 8, “Stockholders’ Equity”.
The Notes are unsecured and rank senior in right of payment to our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to our indebtedness that is not so subordinated; effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to indebtedness and other liabilities of our subsidiaries.
The Notes are convertible into, at our election, cash, shares of common stock, or a combination of both, subject to satisfaction of specified conditions and during specified periods, as described below. If converted, we currently intend to pay cash in respect of the principal amount of the Notes.
The conversion price of the Notes at any time is equal to $1,000 divided by the then-applicable conversion rate. The Notes have an initial conversion rate of 15.5129 shares of common stock per $1,000 principal amount of Notes, which represents an initial effective conversion price of approximately $64.46 per share of common stock and would result in the issuance of approximately 6,205,000 shares if all of the Notes were converted. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events.
Holders may surrender their Notes for conversion at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on September 30, 2014, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter, is more than 130% of the conversion price of the Notes in effect on each applicable trading day;

•
during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Notes for each such trading day was less than 98% of the closing sale price of our common stock on such date multiplied by the then-current conversion rate; or

•	upon the occurrence of specified corporate events, as described in the indenture governing the Notes, such as a consolidation, merger, or binding share exchange.

On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may surrender their Notes for conversion regardless of whether any of the foregoing conditions have been satisfied.
As of July 31, 2014, the Notes were not convertible.

In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the Notes in a manner that reflects our estimated nonconvertible debt borrowing rate. We estimated the carrying amount of the debt component of the Notes to be $319.9 million at the issuance date, assuming a 5.00% non-convertible borrowing rate. The carrying amount of the equity component was determined to be approximately $80.1 million by deducting the carrying amount of the debt component from the principal amount of the Notes, and was recorded as an increase to additional paid-in capital. The excess of the principal amount of the debt component over its carrying amount (the “debt discount”) is being amortized as interest expense over the term of the Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

We allocated transaction costs related to the issuance of the Notes, including underwriting discounts, of $7.5 million and $1.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component were recorded within other assets and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at July 31, 2014. Including the impact of the related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.28% at July 31, 2014.

Based on the closing market price of our common stock on July 31, 2014, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

Note Hedges and Warrants

Concurrently with the issuance of the Notes, we entered into convertible note hedge transactions (the “Note Hedges”) and sold warrants (the “Warrants”). The combination of the Note Hedges and the Warrants serves to increase the effective initial conversion price for the Notes to $75.00 per share. The Note Hedges and Warrants are each separate instruments from the Notes.
Note Hedges
Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of July 31, 2014, we had not purchased any shares under the Note Hedges.
Warrants
We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of July 31, 2014, no Warrants had been exercised and all Warrants remained outstanding.

The Note Hedges and Warrants both meet the requirements for classification within stockholders’ equity, and their respective fair values will not be subsequently remeasured and adjusted as long as these instruments continue to qualify for stockholders’ equity classification.
Credit Agreement
Background
In April 2011, we entered into a credit agreement (together with the subsequent amendments discussed herein, the “Credit Agreement") with our lenders and concurrently terminated a prior credit agreement. The Credit Agreement provided for $770.0 million of secured credit facilities, comprised of $600.0 million of term loans maturing in October 2017 (the “April 2011 Term Loans") and a $170.0 million revolving credit facility maturing in April 2016 (the “2011 Revolving Credit Facility”), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time.
We incurred debt issuance costs of $14.8 million associated with the Credit Agreement, which were deferred and were classified within other assets, and were being amortized as interest expense over the term of the Credit Agreement.

2013 Amendment and Restatement of Credit Agreement
On March 6, 2013, we entered into an amendment and restatement agreement with our lenders, providing for the amendment and restatement of the Credit Agreement. The amendment and restatement agreement provided for $850.0 million of senior secured credit facilities, comprised of $650.0 million of term loans maturing in September 2019 (the "March 2013 Term Loans") and a $200.0 million revolving credit facility maturing in March 2018 (the “2013 Revolving Credit Facility”), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time.

The March 2013 Term Loans were subject to an original issuance discount of 0.50%, or $3.3 million, resulting in net proceeds of $646.7 million. The discount was being amortized as interest expense over the term of the March 2013 Term Loans using the effective interest method.

The majority of the proceeds of the March 2013 Term Loans were used to repay all $576.0 million of outstanding April 2011 Term Loans at the March 6, 2013 closing date of the amendment and restatement agreement.  There were no outstanding borrowings under the 2011 Revolving Credit Facility at the March 6, 2013 closing date.

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

From March 6, 2013 through March 6, 2014, the March 2013 Term Loans and borrowings under the 2013 Revolving Credit Facility, if any, incurred interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at our election:

•in the case of Eurodollar loans, the Adjusted LIBO Rate plus 3.00% (or, if our corporate credit ratings are BB- and Ba3 or better, 2.75%). The Adjusted LIBO Rate is the greater of (i) 1.00% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the Credit Agreement), and

•in the case of Base Rate loans, the Base Rate plus 2.00% (or, if our corporate credit ratings are BB- and Ba3 or better, 1.75%). The Base Rate is the greatest of (i) the administrative agent's prime rate, (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

As of January 31, 2014, the interest rate on the March 2013 Term Loans was 4.00%.

At the March 6, 2013 closing date of the amendment and restatement agreement, there were $11.0 million of unamortized deferred debt issuance costs and $2.2 million of unamortized discount associated with the April 2011 Term Loans and the 2011 Revolving Credit Facility. Of the $11.0 million of unamortized deferred debt issuance costs, $3.5 million were associated with commitments under the 2011 Revolving Credit Facility provided by lenders that continued to provide revolving credit commitments under the 2013 Revolving Credit Facility and therefore continued to be deferred, and were being amortized over the remaining term of the Credit Agreement. The remaining $7.5 million of unamortized deferred debt issuance costs and the $2.2 million unamortized discount, all of which related to the April 2011 Term Loans, were written off as a $9.7 million loss on early retirement of debt for the year ended January 31, 2014.

We incurred debt issuance costs of approximately $7.5 million associated with the March 2013 Term Loans and the 2013 Revolving Credit Facility, which were deferred and classified within other assets and were being amortized as interest expense over the remaining term of the Credit Agreement. Of these deferred debt issuance costs, $5.0 million were associated with the March 2013 Term Loans and were being amortized using the effective interest rate method, and $2.5 million were associated with the 2013 Revolving Credit Facility and were being amortized on a straight-line basis.

We are required to pay a commitment fee equal to 0.50% per annum of the undrawn portion on the 2013 Revolving Credit Facility, payable quarterly, and customary administrative agent and letter of credit fees. These fees were unchanged from the 2011 Revolving Credit Facility.

2014 Amendments to Credit Agreement

During the six months ended July 31, 2014, we entered into five separate amendments to the Credit Agreement as described below.

On February 3, 2014, in connection with the acquisition of KANA, we borrowed $125.0 million under the 2013 Revolving Credit Facility and entered into Amendment No. 1 pursuant to which, on such date, we incurred $300.0 million of incremental term loans (the “February 2014 Term Loans”). The net proceeds of these borrowings were used to fund a portion of the KANA purchase price.

The February 2014 Term Loans were subject to an original issuance discount of 0.25%, or $0.8 million. In June 2014, we wrote off $0.4 million of the unamortized discount in connection with the early retirement of a portion of the February 2014 Term Loans, as further described below. This discount is amortized as interest expense over the term of the February 2014 Term Loans using the effective interest method.

The February 2014 Term Loans bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or less, at the end of the applicable interest period, at a per annum rate of, at our election:

•in the case of Eurodollar loans, the Adjusted LIBO Rate plus 2.75%. The Adjusted LIBO Rate is the greater of (i) 0.75% per annum and (ii) the product of (x) the LIBO Rate and (y) Statutory Reserves (both as defined in the Credit Agreement), and

•in the case of Base Rate loans, the Base Rate plus 1.75%. The Base Rate is the greatest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50% and (iii) the Adjusted LIBO Rate for a one-month interest period plus 1.00%.

We incurred debt issuance costs of approximately $7.1 million associated with the February 2014 Term Loans, which were deferred and classified within other assets. In June 2014, we wrote off $3.8 million of these deferred costs in connection with the early retirement of a portion of the February 2014 Term Loans, as further described below. These deferred costs are amortized as interest expense over the term of the February 2014 Term Loans using the effective interest rate method.
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

On February 3, 2014, we also entered into Amendment No. 3 to extend by one year, to January 31, 2016, the step-down date of the leverage ratio covenant applicable to our 2013 Revolving Credit Facility and, subject to the effectiveness of Amendment No. 4 (as described below), reprice the interest rate applicable to borrowings under the 2013 Revolving Credit Facility to the interest rate applicable to the February 2014 Term Loans.

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

The refinancing of the March 2013 Term Loans with the proceeds of the March 2014 Term Loans pursuant to Amendment No. 4 was accounted for as an extinguishment of the March 2013 Term Loans, and as a result, $4.3 million of unamortized deferred debt issuance costs and $2.8 million of unamortized discount associated with the March 2013 Term Loans as of the March 7, 2014 effective date of Amendment No. 4 were written off as a $7.1 million loss on early retirement of debt for the three months ended April 30, 2014.

As of July 31, 2014, the interest rate on both the February 2014 Term Loans and the March 2014 Term Loans was 3.50%. Taking into account the impact of original issuance discounts, if any, and related deferred debt issuance costs, the effective interest rates on the February 2014 Term Loans and March 2014 Term Loans were approximately 3.99% and 3.57%, respectively, at that date.

We incurred $2.4 million of debt issuance costs in consideration of Amendment No. 4, which were deferred and classified within other assets. In June 2014, we wrote off $1.3 million of these deferred debt issuance costs in connection with the early retirement of a portion of the March 2014 Term Loans, as further described below. These deferred costs are amortized as interest expense over the remaining term of the March 2014 Term Loans using the effective interest rate method. There was no original issuance discount on the March 2014 Term Loans.

On June 18, 2014, we entered into Amendment No. 5, which increased the commitments under the 2013 Revolving Credit Facility to $300.0 million and extended the termination of the 2013 Revolving Credit Facility to September 2018. We incurred $0.6 million of costs in consideration of Amendment No. 5, which were deferred and recorded within other assets, and are being amortized as interest expense on a straight-line basis over the term of the 2013 Revolving Credit Facility.
Early Partial Retirement of Term Loans - June 2014

On June 18, 2014, we utilized the majority of the combined net proceeds from the issuance of the Notes and the concurrent issuance of 5,750,000 shares of common stock to retire $530.0 million of the February 2014 Term Loans and March 2014 Term Loans, and all $106.0 million of then-outstanding borrowings under the 2013 Revolving Credit Facility. As a result, $3.8 million and $1.3 million of deferred debt issuance costs associated with the February 2014 Term Loans and March 2014 Term Loans, respectively, and $0.4 million of unamortized discount associated with the February 2014 Term Loans, were written off as a $5.5 million loss on early retirement of debt for the three months ended July 31, 2014.
Borrowings Under 2013 Revolving Credit Facility

There were no borrowings under the 2013 Revolving Credit Facility at July 31, 2014. The initial interest rate on the February 3, 2014 borrowings under the 2013 Revolving Credit Facility was 4.00%, but was adjusted to 3.50% on March 7, 2014, as further described above.
Other Provisions of the Credit Agreement

Loans under the Credit Agreement are subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flows (as defined in the Credit Agreement), and certain other events. Optional prepayments of the term loans are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBO Rates. Optional prepayments of the February 2014 Term Loans and March 2014 Term Loans are subject to a 1.0% premium applicable in the event of specified repricing transactions on or prior to September 7, 2014. Prepayments are applied first to the eight immediately following scheduled term loan principal payments, then pro rata to other remaining scheduled term loan principal payments, if any, and thereafter as otherwise provided in the Credit Agreement.
Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and certain foreign subsidiaries that have elected to be disregarded for U.S. tax purposes, and are secured by security interests in substantially all of our and the aforementioned subsidiaries' assets, subject to certain exceptions detailed in the Credit Agreement and related ancillary documents.

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

Future Principal Payments on Term Loans

Prior to June 2014, we were required to make quarterly principal payments on the February 2014 Term Loans and March 2014 Term Loans of $0.8 million and $1.6 million, respectively, through August 1, 2019, with the remaining balances due in September 2019. Following the partial retirements of the February 2014 Term Loans and March 2014 Term Loans in June 2014, future scheduled principal payments on the February 2014 Term Loans and March 2014 Term Loans as of July 31, 2014 are as follows:

(in thousands)	February 2014	March 2014
Years Ending January 31,	Term Loans	Term Loans
2015 (remainder of year)	$—	$—
2016	—	—
2017	669	1,434
2018	1,337	2,869
2019	1,337	2,869
2020	127,386	273,241
Total	$130,729	$280,413
Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our Credit Agreement for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$717	$—	$717	$—
Amortization of debt discount	1,148	—	1,148	—
Amortization of deferred debt issuance costs	107	—	107	—
	$1,972	$—	$1,972	$—
Borrowings under Credit Agreement:
Interest expense at contractual rates	$6,635	$6,628	$15,882	$13,048
Amortization of debt discounts	21	115	88	225
Amortization of deferred debt issuance costs	612	529	1,357	1,091
	$7,268	$7,272	$17,327	$14,364
Other Long-Term Debt

Our other debt at July 31, 2014 consisted of $0.1 million of development bank and government debt, related to a past business combination.

7.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of July 31, 2014 and January 31, 2014:

	July 31,	January 31,
(in thousands)	2014	2014
Raw materials	$7,803	$3,190
Work-in-process	13,322	5,645
Finished goods	1,808	1,858
Total inventories	$22,933	$10,693

Condensed Consolidated Statements of Operations

Other (expense) income, net consisted of the following for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013
Foreign currency (losses) gains, net	$(2,280)	$(1,487)	$915	$(3,206)
Gains on derivative financial instruments, net	840	247	103	676
Other, net	(289)	(1,319)	81	(1,837)
Total other (expense) income, net	$(1,729)	$(2,559)	$1,099	$(4,367)

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the six months ended July 31, 2014 and 2013:

	Six Months Ended July 31,
(in thousands)	2014	2013
Cash paid for interest	$18,972	$11,086
Cash payments (refunds) of income taxes, net	$3,908	$(3,905)
Non-cash investing and financing transactions:
Net non-cash assets acquired in CTI Merger	$—	$3,727
Accrued but unpaid purchases of property and equipment	$2,277	$1,217
Inventory transfers to property and equipment	$103	$360
Liabilities for contingent consideration in business combinations	$4,947	$—
Stock options exercised, proceeds received subsequent to period end	$—	$86
Accrued but unpaid equity issuance, debt issuance and other debt-related costs	$1,255	$—

8.	STOCKHOLDERS’ EQUITY

Issuance of Common Stock

On June 18, 2014, we completed a public offering of our common stock pursuant to which we issued and sold 5,750,000 shares of common stock at a price of $47.75 per share. We received aggregate proceeds of $265.6 million from the offering, net of underwriters’ discounts and commissions, but before deducting other offering expenses of approximately $0.7 million.

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the six months ended July 31, 2014 and 2013. Commencing in May 2007, with our issuance of Series A Convertible Preferred Stock and our entry into a prior credit agreement, and continuing under the terms of our current Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock. Our Series A Convertible Preferred Stock was canceled on February 4, 2013 in connection with the CTI Merger, further details of which appear in Note 14, "Merger with CTI".

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost. At July 31, 2014, we held approximately 348,000 shares of treasury stock with a cost of $10.3 million. At January 31, 2014, we held approximately 302,000 shares of treasury stock with a cost of $8.0 million.

During the six months ended July 31, 2014, we acquired approximately 46,000 shares of treasury stock at a cost of $2.2 million. We did not acquire any treasury stock during the six months ended July 31, 2013.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the six months ended July 31, 2014:

(in thousands)	Unrealized Gains on Derivative Financial Instruments Designated as Hedges	Unrealized Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2014	$1,485	$9	$(41,219)	$(39,725)
Other comprehensive income before reclassifications	2,163	13	14,889	17,065
Amounts reclassified out of accumulated other comprehensive income (loss)	(1,736)	—	—	(1,736)
Net other comprehensive income, current period	427	13	14,889	15,329
Accumulated other comprehensive income (loss) at July 31, 2014	$1,912	$22	$(26,330)	$(24,396)

All amounts presented in the table above are net of income taxes, if applicable.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statements of operations, with presentation location, for the three and six months ended July 31, 2014 and 2013 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,		Affected Line Items in the Condensed Consolidated Statement of Operations
(in thousands)	2014	2013	2014	2013
Unrealized (gains) on derivative financial instruments:
Foreign currency forward contracts	$(80)	$(137)	$(145)	$(203)	Cost of product revenue
	(68)	(139)	(129)	(205)	Cost of service revenue
	(596)	(894)	(1,077)	(1,332)	Research and development, net
	(295)	(414)	(518)	(624)	Selling, general and administrative
	(1,039)	(1,584)	(1,869)	(2,364)	Total before provision for income taxes
	98	63	133	133	Provision for income taxes
	$(941)	$(1,521)	$(1,736)	$(2,231)	Total, net of income taxes

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

Further details regarding the CTI Merger appear in Note 14, "Merger with CTI".

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

For the three months ended July 31, 2014, we recorded an income tax provision of $5.5 million on a pre-tax loss of $4.8 million, which represented a negative effective income tax rate of 114.2%. The effective income tax rate was significantly affected by the mix and levels of income and losses among taxing jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was less than our domestic losses where we maintain valuation allowances and did not record the related tax benefits. The result was to record an income tax provision on a pre-tax loss, resulting in a negative effective tax rate.

For the three months ended July 31, 2013, we recorded a $2.8 million provision for income taxes on pre-tax income of $21.3 million, which represented an effective income tax rate of 13.2%. The income tax provision does not include income tax benefits on losses incurred by certain domestic operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. Our pre-tax income in profitable jurisdictions, where we record tax provisions, was higher than domestic losses where we maintain valuation allowances and do not record tax benefits.

For the six months ended July 31, 2014, we recorded an income tax benefit of $36.6 million on a pre-tax loss of $18.1 million, which represented an effective income tax benefit rate of 201.8%. The income tax benefit is primarily attributable to the release of $45.2 million of Verint valuation allowances in the quarter ended April 30, 2014. We maintain valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions. In connection with the acquisition of KANA during the quarter ended April 30, 2014, we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, during the quarter ended April 30, 2014, we reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded. Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit in the quarter ended April 30, 2014 and not as a component of the KANA acquisition accounting. The effective income tax rate was also affected by the mix and levels of income and losses among taxing jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was less than our domestic losses where we maintain valuation allowances and did not record the related tax benefits. Excluding the income tax benefit attributable to the valuation allowance release, the result for the six months ended July 31, 2014 was an income tax provision of $8.6 million on a pre-tax loss $18.1 million, resulting in a negative effective tax rate of 47.6%.

For the six months ended July 31, 2013, we recorded a $5.9 million provision for income taxes on pre-tax income of $16.5 million, which represented an effective income tax rate of 35.9%. The income tax provision does not include income tax benefit on losses incurred by certain domestic operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. Our pre-tax income in foreign jurisdictions, where we recorded tax provisions at rates lower than the U.S. federal statutory rate, was higher than domestic losses where we maintain valuation allowances and do not record tax benefits.

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

We had unrecognized tax benefits of $153.6 million and $145.4 million (excluding interest and penalties) as of July 31, 2014 and January 31, 2014, respectively.  The accrued liability for interest and penalties was $11.0 million and $8.7 million at July 31, 2014 and January 31, 2014, respectively.  Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of July 31, 2014 and January 31, 2014, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate were approximately $147.8 million and $139.7 million, respectively.  We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  Further, we believe that it is reasonably possible that the total amount of unrecognized tax benefits at July 31, 2014 could decrease by approximately $3.2 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation.  Such decreases may involve the payment of additional taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate.  We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

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

We review the fair value hierarchy classification of our applicable assets and liabilities at each reporting period. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. There were no transfers between levels of the fair value measurement hierarchy during the six months ended July 31, 2014 and 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of July 31, 2014 and January 31, 2014:

	July 31, 2014
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$376	$—	$—
Commercial paper (1)	—	2,825	—
Short-term investments, classified as available-for-sale	—	13,869	—
Foreign currency forward contracts	—	2,629	—
Total assets	$376	$19,323	$—
Liabilities:
Foreign currency forward contracts	$—	$201	$—
Contingent consideration - business combinations	—	—	15,721
Total liabilities	$—	$201	$15,721

	January 31, 2014
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$14,023	$—	$—
Commercial paper (1)	—	49,991	—
Short-term investments, classified as available for sale	—	9,406	—
Foreign currency forward contracts	—	2,466	—
Total assets	$14,023	$61,863	$—
Liabilities:
Foreign currency forward contracts	$—	$846	$—
Contingent consideration - business combinations	—	—	17,307
Total liabilities	$—	$846	$17,307

(1) Commercial paper investments with remaining maturities of three months or less at time of purchase, classified within cash and cash equivalents.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended July 31, 2014 and 2013:

	Six Months Ended July 31,
(in thousands)	2014	2013
Fair value measurement at beginning of period	$17,307	$25,041
Contingent consideration liabilities recorded for business combinations	4,947	—
Changes in fair values, recorded in operating expenses	350	217
Payments of contingent consideration	(6,972)	(16,215)
Foreign exchange translation and other	89	—
Fair value measurement at end of period	$15,721	$9,043

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 2.0% to 40.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of July 31, 2014. We utilized discount rates ranging from 1.1% to 27.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2014.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loans were approximately $411 million and $647 million at July 31, 2014 and January 31, 2014, respectively. The estimated fair values of our term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices of our term loans provided to us as at each of July 31, 2014 and January 31, 2014 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders. We had no revolving credit borrowings at July 31, 2014 and January 31, 2014.

The estimated fair value of our Notes was approximately $407 million at July 31, 2014. The estimated fair value of the Notes is determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consisted only of foreign currency forward contracts with notional amounts of $135.4 million and $127.6 million as of July 31, 2014 and January 31, 2014, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments as of July 31, 2014 and January 31, 2014 were as follows:

	July 31, 2014
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,279	Accrued expenses and other liabilities	$177
Total derivative financial instruments designated as hedging instruments		$2,279		$177

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$350	Accrued expenses and other liabilities	$24
Total derivative financial instruments not designated as hedging instruments		$350		$24

	January 31, 2014
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,245	Accrued expenses and other liabilities	$769
Total derivative financial instruments designated as hedging instruments		$2,245		$769

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$221	Accrued expenses and other liabilities	$77
Total derivative financial instruments not designated as hedging instruments		$221		$77

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedging instruments as of July 31, 2014 and January 31, 2014, and for the three and six months ended July 31, 2014 and 2013 were as follows:

	Net Gains Recognized in Accumulated Other Comprehensive Income (Loss)		Classification of Net Gains Reclassified from Other Comprehensive Loss into the Condensed Consolidated Statements of Operations	Net Gains Reclassified from Other Comprehensive Income (Loss) into the Consolidated Statements of Operations
	July 31,	January 31,		Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2014		2014	2013	2014	2013
Foreign currency forward contracts	$1,912	$1,485	Operating Expenses	$1,039	$1,584	$1,869	$2,364

There were no gains or losses from ineffectiveness of these hedges recorded for the three and six months ended July 31, 2014 and 2013. All of the foreign currency forward contracts underlying the $1.9 million of net unrealized gains recorded in our accumulated other comprehensive loss at July 31, 2014 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and six months ended July 31, 2014 and 2013 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)		2014	2013	2014	2013
Foreign currency forward contracts	Other income (expense), net	$840	$247	103	677
Total		$840	$247	$103	$677

13.	STOCK-BASED COMPENSATION

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013
Component of condensed consolidated statements of operations:
Cost of revenue - product	$253	$199	$451	$329
Cost of revenue - service and support	988	483	1,875	750
Research and development, net	1,408	929	2,610	1,542
Selling, general and administrative	11,789	7,581	20,991	12,804
Stock-based compensation expense	$14,438	$9,192	$25,927	$15,425

The following table summarizes stock-based compensation expense by type of award for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013
Component of stock-based compensation expense:
Restricted stock units and restricted stock awards	$13,042	$8,030	$23,431	$13,391
Stock options	—	54	15	107
Phantom stock units	59	33	80	64
Stock bonus program	1,337	1,075	2,401	1,863
Stock-based compensation expense	$14,438	$9,192	$25,927	$15,425

Total stock-based compensation expense by classification was as follows for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013
Equity-classified awards	$13,042	$8,267	$23,760	$13,986
Stock bonus program and other reclassifications	—	—	(654)	(298)
Total equity-settled awards	13,042	8,267	23,106	13,688
Other liability-classified awards	1,396	925	2,821	1,737
Total stock-based compensation expense	$14,438	$9,192	$25,927	$15,425

The increase in stock-based compensation expense in the three and six months ended July 31, 2014, compared to the corresponding prior-year periods, resulted primarily from the combination of an increase in the number of outstanding RSUs, higher expenses associated with performance-based RSU's, and a general increase in the price of our common stock, which is used to determine the grant-date fair value of an RSU.

Awards under our stock bonus program are accounted for as liability-classified awards because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of our common stock. Amounts reported in the stock bonus program and other reclassifications caption in the preceding table primarily represent stock bonus expenses recognized in those periods for awards that were subsequently settled with equity during the six months ended July 31, 2014 and 2013. Expenses associated with stock bonus program awards that remain outstanding as of July 31, 2014 and 2013 are reflected within other liability-classified awards in the preceding table. Our other liability-classified awards also include our phantom stock awards, the values of which track the market price of our common stock and are therefore subject to volatility, and which are settled with cash payments equivalent to the market value of our common stock upon vesting. Upon settlement of other liability-classified awards with equity, the current period's compensation expense associated with those awards is reported within equity-classified awards in the preceding table.

Shares Available for Grants Under Stock Plans

On July 27, 2014, our 2004 Stock Incentive Compensation Plan (the “2004 Plan”) expired in accordance with its terms and, on that date, approximately 53,000 shares of common stock remained available under the 2004 Plan as a result of termination, forfeiture or expiration of awards previously granted under the 2004 Plan. Upon expiration of the 2004 Plan, these shares became available for issuance under our 2010 Long-Term Stock Incentive Plan (the “2010 Plan”) pursuant to an amendment to the 2010 Plan which had been approved by our stockholders on June 15, 2012.

Stock Options

We have generally not granted stock options subsequent to January 31, 2006, other than in connection with several business combinations whereby stock options to purchase shares of the acquired companies were converted into stock options to purchase shares of our common stock.

The following table summarizes stock option activity and related information for the six months ended July 31, 2014:

(in thousands, except per share data)	Stock Options	Weighted-Average Exercise Price
Options outstanding, January 31, 2014	516	$34.60
Options exercised	(246)	$34.60
Options forfeited or expired	(1)	$28.41
Options outstanding, July 31, 2014	269	$34.62
Options exercisable at July 31, 2014	269	$34.62

Cash proceeds received from the exercise of stock options were $8.6 million for the six months ended July 31, 2014.
At July 31, 2014, there was no unrecognized compensation expense associated with outstanding stock options, because all outstanding stock options were fully vested at that date.

Restricted Stock Units and Restricted Stock Awards

We periodically award restricted stock units, as well as shares of restricted stock, to our directors, officers, and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting.

The following table summarizes restricted stock unit activity and related information for the three months ended July 31, 2014:

(in thousands, except per share data)	RSU's	Weighted-Average Grant Date Fair Value
RSU's outstanding, January 31, 2014	2,250	$33.77
RSU's granted	1,510	$46.02
RSU's released	(1,013)	$34.31
RSU's forfeited	(141)	$38.91
RSU's outstanding, July 31, 2014	2,606	$40.39

Substantially all of the restricted stock units granted during the year ended January 31, 2013 included a provision which allows those awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of July 31, 2014, for such awards that remain outstanding, settlement of these awards with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards.

Activity presented in the table above includes shares earned and released under our stock bonus program, further details regarding which appear below under "Stock Bonus Program".

As of July 31, 2014, there was approximately $79.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years. The unrecognized compensation expense does not include compensation expense related to shares for which a grant date has been established but the requisite service period has not begun.

Phantom Stock Units

We have periodically issued phantom stock units to certain non-officer employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

Phantom stock unit activity for the six months ended July 31, 2014 and 2013 was not significant.

Stock Bonus Program

In September 2011, our board of directors approved a stock bonus program under which eligible employees may receive a portion of their bonuses in the form of discounted shares of our common stock. Executive officers were eligible to participate in this program for the year ended January 31, 2014 to the extent that shares remained available for awards following the enrollment of all other participants, but were not eligible to participate in previous years. Shares awarded to executive officers with respect to the 15% discount will be subject to a one year vesting period. Obligations under this program are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of common stock determined using a discounted average price of our common stock.

For the year ended January 31, 2014, our board of directors approved up to 150,000 shares of common stock for awards under this program and a discount of 15% (the "2014 stock bonus program"). Approximately 91,000 shares of our common stock were issued to participants under the 2014 stock bonus program during the three months ended July 31, 2014, which completed our obligations under this program.

On March 21, 2014, our board of directors approved up to 125,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the year ending January 31, 2015. Executive officers are permitted to participate in this program for the year ending January 31, 2015, but only to the extent that shares remain available for awards following the enrollment of all other participants. Shares awarded to executive officers with respect to the 15% discount will be subject to a one year vesting period.

Total accrued liabilities for stock bonus programs were $2.7 million and $4.9 million as of July 31, 2014 and January 31, 2014, respectively.

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

In one of these agreements, Comverse agreed to indemnify CTI and its affiliates (including Verint following the CTI Merger) against certain losses arising as a result of the CTI Merger and the Comverse share distribution. Certain of Comverse's indemnification obligations are capped at $25.0 million and certain obligations are uncapped. Pursuant to this agreement, at the closing of the CTI Merger, CTI placed $25.0 million into an escrow account to support indemnification claims to the extent made against Comverse by CTI and its affiliates (including Verint after the CTI Merger). The balance of such escrow account was released to Comverse on August 4, 2014.

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

Other Related Party Transactions

Our joint venture incurs certain operating expenses, including office rent and other administrative costs, and realizes revenue, under arrangements with one of its noncontrolling shareholders. Transactions with this noncontrolling shareholder of the joint venture during the six months ended July 31, 2014 and 2013 were not significant.

16.	COMMITMENTS AND CONTINGENCIES

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, for the six months ended July 31, 2014 and 2013:

	Six Months Ended July 31,
(in thousands)	2014	2013
Warranty liability, beginning of period	$706	$1,045
Provision credited against expenses	(94)	(32)
Foreign currency translation and other	(1)	(3)
Warranty liability, end of period	$611	$1,010

Legal Proceedings

On March 26, 2009, legal actions were commenced by Ms. Orit Deutsch, a former employee of our subsidiary, Verint Systems Limited ("VSL"), against VSL in the Tel Aviv Regional Labor Court (Case Number 4186/09) (the “Deutsch Labor Action”) and against CTI in the Tel Aviv District Court (Case Number 1335/09) (the “Deutsch District Action”). In the Deutsch Labor Action, Ms. Deutsch filed a motion to approve a class action lawsuit on the grounds that she purports to represent a class of our employees and former employees who were granted Verint and CTI stock options and were allegedly damaged as a result of the suspension of option exercises during our previous extended filing delay period. In the Deutsch District Action, in addition to a small amount of individual damages, Ms. Deutsch is seeking to certify a class of plaintiffs who were allegedly damaged due to their inability to exercise Verint and CTI stock options as a result of alleged negligence by CTI in its financial reporting. The class certification motions do not specify an amount of damages. On February 8, 2010, the Deutsch Labor Action was dismissed for lack of material jurisdiction and was transferred to the Tel Aviv District Court and consolidated with the Deutsch District Action. On March 16, 2009 and March 26, 2009, respectively, legal actions were commenced by Ms. Roni Katriel, a former employee of CTI's former subsidiary, Comverse Limited, against Comverse Limited in the Tel Aviv Regional Labor Court (Case Number 3444/09) (the “Katriel Labor Action”) and against CTI in the Tel Aviv District Court (Case Number 1334/09) (the “Katriel District Action”). In the Katriel Labor Action, Ms. Katriel is seeking to certify a class of plaintiffs who were granted CTI stock options and were allegedly damaged as a result of the suspension of option exercises during CTI's previous extended filing delay period. In the Katriel District Action, in addition to a small amount of individual damages, Ms. Katriel is seeking to certify a class of plaintiffs who were allegedly damaged due to their inability to exercise CTI stock options as a result of alleged negligence by CTI in its financial reporting. The class certification motions do not specify an amount of damages. On March 2, 2010, the Katriel Labor Action was transferred to the Tel Aviv District Court, based on an agreed motion filed by the parties requesting such transfer.
On April 4, 2012, Ms. Deutsch and Ms. Katriel filed an uncontested motion to consolidate and amend their claims and on June 7, 2012, the District Court allowed Ms. Deutsch and Ms. Katriel to file the consolidated class certification motion and an amended consolidated complaint against VSL, CTI, and Comverse Limited. Following CTI's announcement of its intention to effect the Comverse share distribution, on July 12, 2012, the plaintiffs filed a motion requesting that the District Court order CTI to set aside up to $150 million in assets to secure any future judgment. The District Court ruled that it would not decide this motion until the Deutsch and Katriel class certification motion was heard. Plaintiffs initially filed a motion to appeal this ruling in August 2012, but subsequently withdrew it in July 2014.
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
Following an attempt to mediate the dispute, on July 1, 2014, the plaintiffs filed a notice with the District Court informing it that the mediation process had been unsuccessful. As a result, the District Court has ordered the parties to file summations for its consideration.
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

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the six months ended July 31, 2014 and 2013.  The allocations of goodwill and acquired intangible assets by operating segment appear in Note 5, "Intangible Assets and Goodwill".

Operating results by segment for the three and six months ended July 31, 2014 and 2013 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013
Revenue:
Enterprise Intelligence:
Segment revenue	$168,479	$125,989	$335,112	$239,165
Revenue adjustments	(7,704)	(116)	(19,519)	(369)
	160,775	125,873	315,593	238,796
Communications Intelligence:
Segment revenue	87,198	64,651	163,447	127,914
Revenue adjustments	(208)	(213)	(322)	(411)
	86,990	64,438	163,125	127,503
Video Intelligence:
Segment revenue	29,051	32,136	55,491	61,101
Revenue adjustments	—	—	—	(167)
	29,051	32,136	55,491	60,934
Total revenue	$276,816	$222,447	$534,209	$427,233

Segment contribution:
Enterprise Intelligence	$62,441	$54,594	$127,570	$98,397
Communications Intelligence	27,836	18,077	47,472	37,766
Video Intelligence	8,367	8,724	13,607	14,936
Total segment contribution	98,644	81,395	188,649	151,099

Unallocated expenses, net:
Amortization of acquired intangible assets	20,118	8,357	37,679	18,028
Stock-based compensation	14,438	9,192	25,927	15,425
Other unallocated expenses	52,618	32,583	112,577	72,670
Total unallocated expenses, net	87,174	50,132	176,183	106,123
Operating income	11,470	31,263	12,466	44,976
Other expense, net	(16,316)	(9,949)	(30,581)	(28,496)
(Loss) income before provision for (benefit from) income taxes	$(4,846)	$21,314	$(18,115)	$16,480

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

On March 31, 2014, we completed the acquisition of all of the outstanding shares of UTX, a provider of certain mobile device tracking solutions for security applications, from UTX Limited. UTX Limited was our supplier of these products to our Communications Intelligence operating segment prior to the transaction. The purchase price consisted of $82.9 million of cash paid at closing, subject to adjustment, and we agreed to make potential additional future cash payments to UTX Limited of up to $1.5 million, contingent upon the achievement of certain future performance targets. The cash paid at closing was funded with cash on hand. UTX is based in the EMEA region.

On June 18, 2014, we completed concurrent public offerings of 5,750,000 shares of our common stock and $400.0 million in aggregate principal amount of 1.50% convertible senior notes due June 1, 2021 (the "Notes"). The aggregate net proceeds from the concurrent offerings were $657.5 million, after deducting underwriters’ discounts and commissions, but excluding other offering expenses. We used $15.6 million of the net proceeds to pay the net costs of an arrangement consisting of the purchase of call options and the sale of warrants to purchase our common stock, the intent of which is to reduce the potential dilution to our common stock upon conversion of the Notes. We used the remainder of the net proceeds to repay a portion of the outstanding indebtedness under our Credit Agreement.

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

We did not identify any significant changes to our critical accounting policies and estimates during the six months ended July 31, 2014.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2014	2013	2014	2013
Revenue	$276,816	$222,447	$534,209	$427,233
Operating income	$11,470	$31,263	$12,466	$44,976
Net (loss) income attributable to Verint Systems Inc. common shares	$(12,278)	$17,536	$15,678	$8,209
Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.21)	$0.33	$0.28	$0.16
Diluted	$(0.21)	$0.33	$0.28	$0.15

Three Months Ended July 31, 2014 compared to Three Months Ended July 31, 2013. Our revenue increased approximately $54.4 million, or 24%, to $276.8 million in the three months ended July 31, 2014 from $222.4 million in the three months ended July 31, 2013.  In our Enterprise Intelligence segment, revenue increased approximately $34.9 million, or 28%, to $160.8 million in the three months ended July 31, 2014 from $125.9 million in the three months ended July 31, 2013.  The increase consisted of a $33.8 million increase in service and support revenue and a $1.1 million increase in product revenue.  In our Communications Intelligence segment, revenue increased approximately $22.6 million, or 35%, from $64.4 million in the three months ended July 31, 2013 to $87.0 million in the three months ended July 31, 2014.  The increase consisted of a $17.7 million increase in product revenue and a $4.9 million increase in service and support revenue. In our Video Intelligence segment, revenue decreased approximately $3.1 million, or 10%, from $32.1 million in the three months ended July 31, 2013 to $29.0 million in the three months ended July 31, 2014, primarily due to a decrease in product revenue.  For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, EMEA, and the Asia-Pacific region represented approximately 49%, 34%, and 17%, respectively, of our total revenue in the three months ended July 31, 2014, compared to approximately 53%, 21%, and 26%, respectively, in the three months ended July 31, 2013. Further details of changes in revenue are provided below.

Operating income was $11.5 million in the three months ended July 31, 2014 compared to $31.3 million in the three months ended July 31, 2013.  The decrease in operating income was primarily due to a $44.2 million increase in operating expenses, from $118.6 million to $162.8 million, partially offset by a $24.5 million increase in gross profit from $149.8 million to $174.3 million. The increase in operating expenses consisted of a $25.8 million increase in selling, general and administrative expense, a $12.9 million increase in net research and development expenses, and a $5.5 million increase in amortization of other acquired intangible assets. The increase in gross profit was primarily due to increased gross profit in our Enterprise Intelligence and Communication Intelligence segments. Further details of changes in operating income are provided below.

Net loss attributable to Verint Systems Inc. common shares was $12.3 million, and diluted net loss per common share was $0.21, in the three months ended July 31, 2014 compared to net income attributable to Verint Systems Inc. common shares of $17.5 million, and diluted net income per common share of $0.33, in the three months ended July 31, 2013.  The shift was primarily due to a $19.8 million decrease in operating income, as described above, a $5.3 million increase in losses upon early retirements of debt recorded during the three months ended July 31, 2014, a $2.0 million increase in interest expense, and a $2.7 million increase in our provision for income taxes, in each case, compared to the three months ended July 31, 2013. Further details of these changes are provided below.

When comparing average exchange rates for the three months ended July 31, 2014 to average exchange rates for the three months ended July 31, 2013, while the U.S. dollar strengthened relative to the Brazilian real, and the Swiss franc, it weakened relative to the British pound sterling, euro, and Israeli shekel, resulting in an overall increase in our revenue, cost of revenue and operating expenses on a U.S. dollar-denominated basis.  For the three months ended July 31, 2014, had foreign exchange rates remained unchanged from rates in effect for the three months ended July 31, 2013, our revenue would have been approximately $5.4 million lower and our cost of revenue and operating expenses would have been approximately $8.0 million lower, which would have resulted in a $2.6 million increase in operating income.

Six Months Ended July 31, 2014 compared to Six Months Ended July 31, 2013. Our revenue increased approximately $107.0 million, or 25%, to $534.2 million in the six months ended July 31, 2014 from $427.2 million in the six months ended July 31, 2013.  In our Enterprise Intelligence segment, revenue increased approximately $76.8 million, or 32%, to $315.6 million in the six months ended July 31, 2014 from $238.8 million in the six months ended July 31, 2013.  The increase consisted of a $67.9 million increase in service and support revenue and a $8.9 million increase in product revenue.  In our Communications Intelligence segment, revenue increased approximately $35.6 million, or 28%, from $127.5 million in the six months ended July 31, 2013 to $163.1 million in the six months ended July 31, 2014.  The increase consisted of a $33.5 million increase in product revenue and a $2.1 million increase in service and support revenue. In our Video Intelligence segment, revenue decreased approximately $5.4 million, or 9%, from $60.9 million in the six months ended July 31, 2013 to $55.5 million in the six months ended July 31, 2014, primarily due to a decrease in product revenue.  For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, EMEA, and the Asia-Pacific region represented approximately 51%, 30%, and 19% of our total revenue, respectively, in the six months ended July 31, 2014, compared to approximately 54%, 21%, and 25%, respectively, in the six months ended July 31, 2013. The change in the percentage of revenue by geographical region in the six months ended July 31, 2014 compared to the six months ended July 31, 2013 primarily reflected the timing of revenue recognized in those regions under several large contracts, primarily in our Communications Intelligence segment. Further details of changes in revenue are provided below.

Operating income was $12.5 million in the six months ended July 31, 2014 compared to $45.0 million in the six months ended July 31, 2013.  The decrease in operating income was primarily due to a $80.1 million increase in operating expenses, from $236.3 million to $316.4 million, partially offset by a $47.5 million increase in gross profit from $281.3 million to $328.8 million. The increase in operating expenses consisted of a $45.1 million increase in selling, general and administrative expense, a $24.2 million increase in net research and development expenses, and a $10.7 million increase in amortization of other acquired intangible assets. The increase in gross profit was primarily due to increased gross profit in our Enterprise Intelligence and Communication Intelligence segments.  Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $15.7 million, and diluted net income per common share was $0.28, in the six months ended July 31, 2014 compared to a net income attributable to Verint Systems Inc. common shares of $8.2 million, and diluted net income per common share of $0.15, in the six months ended July 31, 2013.  The increase in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the six months ended July 31, 2014 was primarily due a $42.5 million decrease in our provision for income taxes (from a $5.9 million expense for the six months ended July 31, 2013 to a $36.6 million benefit for the six months ended July 31, 2014), and a $5.5 million increase in other income, net (from a $4.4 million expense during the six months ended July 31, 2013 to a $1.1 million benefit during the six months ended July 31, 2014) due primarily to a $4.1 million increase in foreign currency gains, net (from a loss of $3.2 million during the six months ended July 31, 2013 to a gain of $0.9 million during the six months ended July 31, 2014), partially offset by a $0.6 million decrease in gains on derivative financial instruments, net. These increases to net income attributable to Verint Systems Inc. common shares were partially offset by our decreased operating income, as described above, a $5.0 million increase in interest expense, and a $2.6 million increase in losses upon early retirement of debt recorded during the six months ended July 31, 2014 compared to the six months ended July 31, 2013. Further details of these changes are provided below.

When comparing average exchange rates for the six months ended July 31, 2014 to average exchange rates for the six months ended July 31, 2013, while the U.S. dollar strengthened relative to the Australian dollar, Brazilian real, Japanese yen, and Singapore dollar, it weakened relative to the Israeli shekel, British pound sterling and euro, resulting in an overall increase in our revenue, cost of revenue and operating expenses on a U.S. dollar-denominated basis.  For the six months ended July 31, 2014, had foreign exchange rates remained unchanged from rates in effect for the six months ended July 31, 2013, our revenue would have been approximately $7.1 million lower and our cost of revenue and operating expenses would have been approximately $11.8 million lower, which would have resulted in a $4.7 million increase in operating income.

As of July 31, 2014, we employed approximately 4,600 employees, including part-time employees and certain contractors, as compared to approximately 3,300 employees as of July 31, 2013.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2014	2013	2014 - 2013	2014	2013	2014 - 2013
Enterprise Intelligence	$160,775	$125,873	28%	$315,593	$238,796	32%
Communications Intelligence	86,990	64,438	35%	163,125	127,503	28%
Video Intelligence	29,051	32,136	(10)%	55,491	60,934	(9)%
Total revenue	$276,816	$222,447	24%	$534,209	$427,233	25%

Enterprise Intelligence Segment

Three Months Ended July 31, 2014 compared to Three Months Ended July 31, 2013. Enterprise Intelligence revenue increased approximately $34.9 million, or 28%, from $125.9 million in the three months ended July 31, 2013 to $160.8 million in the three months ended July 31, 2014.  The increase consisted of a $33.8 million increase in service and support revenue and a $1.1 million increase in product revenue.  The $33.8 million increase in service and support revenue was primarily due to an increase in our customer install base, both organically and through business combinations, and the related support revenue generated from this customer base during the three months ended July 31, 2014, as well as increased revenue from new service offerings in the three months ended July 31, 2014. The $1.1 million increase in product revenue was due to an increase in product sales to new customers during the three months ended July 31, 2014. The continued growth of service revenue is attributable to various factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in our standard arrangements, and our growing install base. The aggregate value of executed license arrangements, which comprises the majority of our product revenue, can fluctuate from quarter to quarter.

Six Months Ended July 31, 2014 compared to Six Months Ended July 31, 2013. Enterprise Intelligence revenue increased approximately $76.8 million, or 32%, from $238.8 million in the six months ended July 31, 2013 to $315.6 million in the six months ended July 31, 2014.  The increase consisted of a $67.9 million increase in service and support revenue, and an $8.9 million increase in product revenue.  The $67.9 million increase in service and support revenue was primarily due to an increase in our customer install base, both organically and through business combinations, and the related support revenue generated from this customer base during the six months ended July 31, 2014, as well as increased revenue from new service offerings in the six months ended July 31, 2014. The $8.9 million increase in product revenue was due to an increase in product sales to new customers during the three months ended July 31, 2014. The continued growth of service revenue is attributable to various factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in our standard arrangements, and our growing install base. The aggregate value of executed license arrangements, which comprises the majority of our product revenue, can fluctuate from quarter to quarter.

Communications Intelligence Segment

Three Months Ended July 31, 2014 compared to Three Months Ended July 31, 2013. Communications Intelligence revenue increased approximately $22.6 million, or 35%, from $64.4 million in the three months ended July 31, 2013 to $87.0 million in the three months ended July 31, 2014.  The increase consisted of a $17.7 million increase in product revenue and a $4.9 million increase in service and support revenue.  The increase in product revenue was primarily due to an increase in product deliveries to customers and an increase in progress realized during the current year on projects recognized using the percentage of completion ("POC") method, some of which commenced in the previous fiscal year. The increase in service and support revenue was primarily attributable to the timing of the annual renewal of a large product maintenance agreement that was finalized during the three months ended July 31, 2014 which also includes the service period that includes the three months ended April 30, 2014.

Six Months Ended July 31, 2014 compared to Six Months Ended July 31, 2013. Communications Intelligence revenue increased approximately $35.6 million, or 28%, from $127.5 million in the six months ended July 31, 2013 to $163.1 million in the six months ended July 31, 2014.  The increase consisted of a $33.5 million increase in product revenue and a $2.1 million increase in service and support revenue.  The increase in product revenue was primarily due to an increase in product deliveries to customers and an increase in progress realized during the current year on projects recognized using the POC method, some of which commenced in the previous fiscal year. The increase in service and support revenue was primarily attributable to an increase in our Communications Intelligence software-as-a-service ("SaaS") offerings.

Video Intelligence Segment

Three Months Ended July 31, 2014 compared to Three Months Ended July 31, 2013. Video Intelligence revenue decreased approximately $3.1 million, or 10%, from $32.1 million in the three months ended July 31, 2013 to $29.0 million in the three months ended July 31, 2014.  The decrease was primarily attributable to a decrease in product deliveries to new and existing customers.

Six Months Ended July 31, 2014 compared to Six Months Ended July 31, 2013. Video Intelligence revenue decreased approximately $5.4 million, or 9%, from $60.9 million in the six months ended July 31, 2013 to $55.5 million in the six months ended July 31, 2014.  The decrease was primarily attributable to a $6.3 million decrease in product revenue, resulting from a reduction in sales of certain hardware products to a single customer during the six months ended July 31, 2014 as compared to the six months ended July 31, 2013.

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

Revenue by Product Revenue and Service and Support Revenue

We derive and report our revenue in two categories: (a) product revenue, including licensing of software products and sale of hardware products (which include software that works together with the hardware to deliver the product's essential functionality), and (b) service and support revenue, including revenue from installation services, post-contract customer support, project management, hosting services, SaaS, product warranties, consulting services, and training services.  For multiple-element arrangements for which we are unable to establish vendor-specific objective evidence of fair value for one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement's revenue into product revenue and service and support revenue.

The following table sets forth product revenue and service and support revenue for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2014	2013	2014 - 2013	2014	2013	2014 - 2013
Product revenue	$113,175	$97,865	16%	$221,311	$185,215	19%
Service and support revenue	163,641	124,582	31%	312,898	242,018	29%
Total revenue	$276,816	$222,447	24%	$534,209	$427,233	25%

Product Revenue

Three Months Ended July 31, 2014 compared to Three Months Ended July 31, 2013. Product revenue increased approximately $15.3 million, or 16%, from $97.9 million for the three months ended July 31, 2013 to $113.2 million for the three months ended July 31, 2014, resulting from a $17.7 million increase in our Communications Intelligence segment and a $1.1 million increase in our Enterprise Intelligence segment, partially offset by a $3.5 million decrease in our Video Intelligence segment.

Six Months Ended July 31, 2014 compared to Six Months Ended July 31, 2013. Product revenue increased approximately $36.1 million, or 19%, from $185.2 million for the six months ended July 31, 2013 to $221.3 million for the six months ended July 31, 2014, resulting from a $33.5 million increase in our Communications Intelligence segment and a $8.9 million increase in our Enterprise Intelligence segment, partially offset by a $6.3 million decrease in our Video Intelligence segment.

For additional information see "— Revenue by Operating Segment".

Service and Support Revenue

Three Months Ended July 31, 2014 compared to Three Months Ended July 31, 2013. Service and support revenue increased approximately $39.0 million, or 31%, from $124.6 million for the three months ended July 31, 2013 to $163.6 million for the three months ended July 31, 2014.  This increase was primarily attributable to an increase of $33.8 million in our Enterprise Intelligence segment and a $4.9 million increase in our Communications Intelligence segment.

Six Months Ended July 31, 2014 compared to Six Months Ended July 31, 2013. Service and support revenue increased approximately $70.9 million, or 29%, from $242.0 million for the six months ended July 31, 2013 to $312.9 million for the six months ended July 31, 2014, resulting from a $67.9 million increase in our Enterprise Intelligence segment, a $2.1 million increase in our Communications Intelligence segment, and a $0.9 million increase in our Video Intelligence segment.

For additional information see "— Revenue by Operating Segment".

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology and backlog for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2014	2013	2014 - 2013	2014	2013	2014 - 2013
Cost of product revenue	$32,122	$30,090	7%	$71,599	$61,262	17%
Cost of service and support revenue	61,869	40,170	54%	118,857	78,668	51%
Amortization of acquired technology and backlog	8,564	2,347	*	14,922	5,985	*
Total cost of revenue	$102,555	$72,607	41%	$205,378	$145,915	41%

* Percentage is not meaningful.

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

Three Months Ended July 31, 2014 compared to Three Months Ended July 31, 2013. Cost of product revenue increased approximately 7% from $30.1 million in the three months ended July 31, 2013 to $32.1 million in the three months ended July 31, 2014.  Our overall product gross margins increased to 72% in the three months ended July 31, 2014 from 69% in the three months ended July 31, 2013. Product gross margins in our Enterprise Intelligence segment were 94% in each of the three months ended July 31, 2014 and 2013. Product gross margins in our Communications Intelligence segment increased from 54% in the three months ended July 31, 2013 to 63% in the three months ended July 31, 2014 primarily due to a change in product mix.  Product gross margins in our Video Intelligence segment increased from 60% in the three months ended July 31, 2013 to 64% in the three months ended July 31, 2014 due to a change in product mix.

Six Months Ended July 31, 2014 compared to Six Months Ended July 31, 2013. Cost of product revenue increased approximately 17% from $61.3 million in the six months ended July 31, 2013 to $71.6 million in the six months ended July 31, 2014.  Our overall product gross margins increased to 68% in the six months ended July 31, 2014 from 67% in the six months ended July 31, 2013. Product gross margins in our Enterprise Intelligence segment were 93% in each of the six months ended July 31, 2014 and 2013. Product gross margins in our Communications Intelligence segment increased from 53% in the six months ended July 31, 2013 to 59% in the six months ended July 31, 2014 primarily due to a change in product mix.  Product gross margins in our Video Intelligence segment increased from 59% in the six months ended July 31, 2013 to 61% in the six months ended July 31, 2014 due to a change in product mix.

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

Three Months Ended July 31, 2014 compared to Three Months Ended July 31, 2013. Cost of service and support revenue increased approximately 54% from $40.2 million in the three months ended July 31, 2013 to $61.9 million in the three months ended July 31, 2014.  Employee compensation and related expenses increased $13.4 million due primarily to increased headcount in connection with business combinations that closed subsequent to July 31, 2013. Contractor costs, travel expense, and materials expense incurred to provide services increased $2.8 million, $1.2 million, and $2.5 million, respectively, primarily due to business combinations that closed subsequent to July 31, 2013. Our overall service and support gross margins decreased from 68% in the three months ended July 31, 2013 to 62% in the three months ended July 31, 2014.

Six Months Ended July 31, 2014 compared to Six Months Ended July 31, 2013. Cost of service and support revenue increased approximately 51% from $78.7 million in the six months ended July 31, 2013 to $118.9 million in the six months ended July 31, 2014.  Employee compensation and related expenses increased $24.2 million due primarily to increased headcount in connection with business combinations that closed subsequent to July 31, 2013. Contractor costs, travel expense, and materials expense incurred to provide services increased $4.9 million, $2.6 million, and $5.1 million, respectively, primarily due to business combinations that closed subsequent to July 31, 2013. Our overall service and support gross margins decreased from 67% in the six months ended July 31, 2013 to 62% in the six months ended July 31, 2014.

Amortization of Acquired Technology and Backlog

Amortization of acquired technology and backlog consists of amortization of technology assets and customer backlog acquired in connection with business combinations.

Three Months Ended July 31, 2014 compared to Three Months Ended July 31, 2013. Amortization of acquired technology and backlog increased from $2.3 million in the three months ended July 31, 2013 to $8.6 million in the three months ended July 31, 2014, primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed subsequent to July 31, 2013.

Six Months Ended July 31, 2014 compared to Six Months Ended July 31, 2013. Amortization of acquired technology and backlog increased from $6.0 million in the six months ended July 31, 2013 to $14.9 million in the six months ended July 31, 2014, primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed subsequent to July 31, 2013.

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

The following table sets forth research and development, net for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2014	2013	2014 - 2013	2014	2013	2014 - 2013
Research and development, net	$44,077	$31,203	41%	$85,400	$61,231	39%

Three Months Ended July 31, 2014 compared to Three Months Ended July 31, 2013. Research and development, net increased approximately $12.9 million, or 41%, from $31.2 million in the three months ended July 31, 2013 to $44.1 million in the three months ended July 31, 2014. The increase was primarily attributable to a $10.6 million increase in employee compensation and related expenses due primarily to an increase in employee headcount in connection with business combinations that closed subsequent to July 31, 2013 in our Enterprise Intelligence and Communication Intelligence segments. Contractor expense increased approximately $0.6 million primarily due to increased use of contractors in our Communications Intelligence segment during the three months ended July 31, 2014 compared to the three months ended July 31, 2013. Stock-based compensation expense increased $0.5 million increase resulting from an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods.

Six Months Ended July 31, 2014 compared to Six Months Ended July 31, 2013. Research and development, net increased approximately $24.2 million, or 39%, from $61.2 million in the six months ended July 31, 2013 to $85.4 million in the six months ended July 31, 2014. The increase was primarily attributable to a $20.5 million increase in employee compensation and related expenses due primarily to an increase in employee headcount in connection with business combinations that closed subsequent to July 31, 2013 in our Enterprise Intelligence and Communication Intelligence segments. Contractor expense increased approximately $1.0 million primarily due to increased use of contractors in our Communications Intelligence segment during the six months ended July 31, 2014 compared to the six months ended July 31, 2013. Stock-based compensation expense increased $1.1 million resulting from an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2014	2013	2014 - 2013	2014	2013	2014 - 2013
Selling, general and administrative	$107,160	$81,364	32%	$208,208	$163,068	28%

Three Months Ended July 31, 2014 compared to Three Months Ended July 31, 2013. Selling, general and administrative expenses increased approximately $25.8 million, or 32%, from $81.4 million in the three months ended July 31, 2013 to $107.2 million in the three months ended July 31, 2014. Employee compensation and related expenses increased $11.2 million primarily due to increased employee headcount in our Enterprise Intelligence and Communications Intelligence segments, as well as an increase in employee headcount for corporate support employees. Stock-based compensation expense increased $4.2 million due primarily to an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods. Sales and marketing and travel expense increased $1.8 million and $1.5 million, respectively, due primarily to business combinations that closed subsequent to July 31, 2013. Also contributing to the increase in selling, general, and administrative expense was a $2.7 million increase in agent commissions expense in our Communication Intelligence segment, and a $0.9 million increase in contractor expense due primarily to increase use of contractors for corporate support activities.

Six Months Ended July 31, 2014 compared to Six Months Ended July 31, 2013. Selling, general and administrative expenses increased approximately $45.1 million, or 28%, from $163.1 million in the six months ended July 31, 2013 to $208.2 million in the six months ended July 31, 2014. Employee compensation and related expenses increased $20.6 million due primarily to increased employee headcount in our Enterprise Intelligence and Communications Intelligence segments, as well as an increase in employee headcount for corporate support employees. Stock-based compensation expense increased $8.2 million due primarily to an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods. Sales and marketing and travel expense increased $2.1 million and $2.7 million, respectively, due primarily to business combinations that closed subsequent to July 31, 2013. Also contributing to the increase in selling, general, and administrative expense was a $4.6 million increase in agent commissions expense in our Communication Intelligence segment, and a $1.7 million increase in contractor expense due primarily to increased use of contractors for corporate support activities. These increases were partially offset by a decrease of $3.5 million of expenses from special performance incentives associated with a prior period business combination included in selling, general, and administrative expenses during the six months ended July 31, 2013 with no equivalent expenses in the six months ended July 31, 2014.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names and non-compete agreements.
The following table sets forth amortization of other acquired intangible assets for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2014	2013	2014 - 2013	2014	2013	2014 - 2013
Amortization of other acquired intangible assets	$11,554	$6,010	92%	$22,757	$12,043	89%

Three Months Ended July 31, 2014 compared to Three Months Ended July 31, 2013. Amortization of other acquired intangible assets increased approximately $5.5 million, or 92%, from 6.0 million in the three months ended July 31, 2013 to $11.5 million in the three months ended July 31, 2014 primarily due to amortization associated with business combinations that closed subsequent to July 31, 2013.

Six Months Ended July 31, 2014 compared to Six Months Ended July 31, 2013. Amortization of other acquired intangible assets increased approximately $10.7 million, or 89%, from $12.0 million in the six months ended July 31, 2013 to $22.7 million in the six months ended July 31, 2014 primarily due to amortization associated with business combinations that closed subsequent to July 31, 2013.

Further discussion surrounding our business combinations appears in Note 4, "Business Combinations" to our consolidated financial statements included under Item 1 of this report.

Other Income (Expense), Net

The following table sets forth total other expense, net for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2014	2013	2014 - 2013	2014	2013	2014 - 2013
Interest income	$250	$166	51%	$475	$321	48%
Interest expense	(9,383)	(7,383)	27%	(19,609)	(14,571)	35%
Losses on early retirements of debt	(5,454)	(173)	*	(12,546)	(9,879)	27%
Other (expense) income:
Foreign currency (losses) gains	(2,280)	(1,487)	53%	915	(3,206)	*
Gains on derivative financial instruments, net	840	247	*	103	676	(85)%
Other, net	(289)	(1,319)	(78)%	81	(1,837)	*
Total other (expense) income	(1,729)	(2,559)	(32)%	1,099	(4,367)	*
Total other expense, net	$(16,316)	$(9,949)	64%	$(30,581)	$(28,496)	7%

* Percentage is not meaningful.

Three Months Ended July 31, 2014 compared to Three Months Ended July 31, 2013. Total other expense, net, increased by $6.4 million from $9.9 million in the three months ended July 31, 2013 to $16.3 million in the three months ended July 31, 2014.

During the three months ended July 31, 2014, we recorded a $5.5 million loss upon early retirement of debt in connection with the retirement of $530.0 million of the February 2014 Term Loans and March 2014 Term Loans. Further discussion regarding our Term Loans appears in Note 6, “Long-term Debt” to our condensed consolidated financial statements included under Item 1 of this report. During the three months ended July 31, 2013, we recorded a $0.2 million loss upon early retirement of debt, which was recognized in connection with repayment of debt that was assumed in connection with a past business combination.

Interest expense increased to $9.4 million in the three months ended July 31, 2014 from $7.4 million in the three months ended July 31, 2013 primarily due to incremental borrowings discussed in Note 6, “Long-term Debt” to our condensed consolidated financial statements included under Item 1 of this report.

We recorded $2.3 million of net foreign currency losses in the three months ended July 31, 2014 compared to $1.5 million of net losses in the three months ended July 31, 2013.  Foreign currency losses in the three months ended July 31, 2014 resulted primarily from the weakening of the U.S. dollar against the Israeli Shekel, resulting in foreign currency losses on Israeli Shekel-denominated net liabilities in certain entities which use a U.S. dollar functional currency, and the strengthening of the U.S. dollar against the euro, resulting in foreign currency losses on U.S. dollar-denominated net liabilities in certain entities which use a euro functional currency.

Other, net expense decreased to $0.3 million in the three months ended July 31, 2014 from $1.3 million in the six months ended July 31, 2013. Other, net, during the three months ended July 31, 2013 included a $1.1 million write-off of an indemnification asset based upon our assessment of the collectibility of the indemnification from the former shareholders from a prior-year business combination in our Communications Intelligence segment.

Six Months Ended July 31, 2014 compared to Six Months Ended July 31, 2013. Total other expense, net, increased by $2.1 million from $28.5 million in the six months ended July 31, 2013 to $30.6 million in the six months ended July 31, 2014.

During the six months ended July 31, 2014, we recorded a $12.5 million loss upon early retirement of debt. Of this amount, $7.1 million was recorded in connection with the extinguishment of the March 2013 Term Loans, and $5.5 million was recorded in connection with the retirement of $530.0 million of the February 2014 Term Loans and March 2014 Term Loans. During the six months ended July 31, 2013, we recorded a $9.9 million loss upon early retirement of debt, which primarily related to the extinguishment of the April 2011 Term Loans.  Further discussion regarding our Credit Agreement appears in Note 6, “Long-term Debt” to our condensed consolidated financial statements included under Item 1 of this report.

Interest expense increased to $19.6 million in the six months ended July 31, 2014 from $14.6 million in the six months ended July 31, 2013 primarily due to incremental borrowings discussed in Note 6, “Long-term Debt” to our condensed consolidated financial statements included under Item 1 of this report.

We recorded $0.9 million of net foreign currency gains in the six months ended July 31, 2014 compared to $3.2 million of net losses in the six months ended July 31, 2013.  Foreign currency gains in the six months ended July 31, 2014 resulted primarily from the weakening of the U.S. dollar against the British pound sterling, resulting in foreign currency gains on U.S. dollar-denominated net liabilities in certain entities which use a British pound sterling functional currency.

Other, net was $0.1 million net benefit in the six months ended July 31, 2014 compared to $1.8 million net expense in the six months ended July 31, 2013. Other, net, during the six months ended July 31, 2013 included a $1.1 million write-off of an indemnification asset based upon our assessment of the collectibility of the indemnification from the former shareholders from a prior-year business combination in our Communications Intelligence segment. There were no equivalent expenses during the six months ended July 31, 2014.

Provision for (Benefit from) Income Taxes

The following table sets forth our provision for (benefit from) income taxes for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2014	2013	2014 - 2013	2014	2013	2014 - 2013
Provision for (benefit from) income taxes	$5,534	$2,809	97%	$(36,554)	$5,912	*

* Percentage is not meaningful.

Three Months Ended July 31, 2014 compared to Three Months Ended July 31, 2013. Our effective income tax rate was negative 114.2% for the three months ended July 31, 2014, compared to an effective income tax rate of 13.2% for the three months ended July 31, 2013.  For the three months ended July 31, 2014, the effective income tax rate was significantly affected by the mix and levels of income and losses among taxing jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was less than our domestic losses where we maintain valuation allowances and did not record the related tax benefits. The result was an income tax expense of $5.5 million on a pre-tax loss of $4.8 million, resulting in a negative effective tax rate of 114.2%.

For the three months ended July 31, 2013, our effective income tax rate was significantly impacted by the level and mix of income and losses by jurisdiction. The effective tax rate was also reduced because CTI received a favorable ruling from the Internal Revenue Service which resulted in adjustments to deferred taxes and an indemnified tax liability. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was higher than our domestic losses where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $2.8 million on pre-tax income of $21.3 million, which resulted in an effective income tax rate of 13.2%.

Six Months Ended July 31, 2014 compared to Six Months Ended July 31, 2013. Our effective income tax rate was 201.8% for the six months ended July 31, 2014, compared to an effective income tax rate of 35.9% for the six months ended July 31, 2013.  For the six months ended July 31, 2014, we recorded an income tax benefit of $36.6 million on a pre-tax loss of $18.1 million. The effective income tax rate was significantly impacted by an income tax benefit recorded in the quarter ended April 30, 2014 attributable to the release of $45.2 million of Verint valuation allowances. We maintain valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions. In connection with the acquisition of KANA during the quarter ended April 30, 2014, we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, in the quarter ended April 30, 2014, we reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded. Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit in the quarter ended April 30, 2014 and not as a component of the KANA acquisition accounting. The result was a $36.6 million benefit for income taxes on a pre-tax loss of $18.1 million, which represented an effective rate of 201.8%. The effective income tax rate was affected by the mix and levels of income and losses among taxing jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was less than our domestic losses where we maintain valuation allowances and did not record the related tax benefits. Excluding the income tax benefit attributable to the valuation allowance release, the result for the six months ended July 31, 2014 was an income tax provision of $8.6 million on a pre-tax loss $18.1 million, resulting in a negative effective tax rate of 47.6%.

For the six months ended July 31, 2013, the effective income tax rate was significantly impacted by the level and mix of earnings and losses by jurisdiction. The effective income tax rate was also reduced because CTI received a favorable ruling from the Internal Revenue Service which resulted in adjustments to deferred taxes and an indemnified tax liability. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was higher than our domestic losses where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $5.9 million on pre-tax income of $16.5 million, which resulted in an effective income tax rate of 35.9%.

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

Our primary recurring use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs, and capital expenditures.  We also utilize cash for debt service under our Credit Agreement and our Notes, and periodically for business acquisitions.  Cash generated from operations is our primary source of operating liquidity, and we believe that internally generated cash flows are sufficient to support our current business operations, including debt service and capital expenditure requirements.

In February 2014, in connection with our acquisition of KANA, we borrowed $125.0 million under our 2013 Revolving Credit Facility and we also incurred $300.0 million of incremental term loans under our Credit Agreement, both for purposes of funding a portion of the purchase price for KANA. In June 2014, we completed concurrent public offerings of 5,750,000 shares of our common stock and $400.0 million in aggregate principal amount of 1.50% convertible senior notes due June 1, 2021. The aggregate net proceeds from the concurrent offerings were $657.5 million, after deducting underwriters’ discounts and commissions, but excluding other offering expenses. We used $15.6 million of the net proceeds to pay the net costs of an arrangement consisting of the purchase of call options and the sale of warrants to purchase our common stock, the intent of which is to reduce the potential dilution to our common stock upon conversion of the Notes. We used the majority of the remainder of the net proceeds to repay a portion of the outstanding indebtedness under our Credit Agreement. Also in June 2014, we amended our Credit Agreement to increase the lending commitments under our March 2013 Revolving Credit Facility to $300.0 million and extended the facility's term by approximately six months to September 6, 2018. Further discussion of our Credit Agreement, Notes, call options and warrants appears below, under "Financing Arrangements".

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

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (including any long-term portions) held by our subsidiaries outside the United States were $251.9 million and $268.6 million as of July 31, 2014 and January 31, 2014, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in company growth initiatives, including business acquisitions. Cash on hand in the United States was utilized to fund a portion of the purchase price for KANA, and cash on hand outside of the United States was utilized to fund the purchase price for UTX. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months and for the foreseeable future.

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

The following table sets forth our cash and cash equivalents, restricted cash and bank time deposits, short-term investments and long-term debt as of July 31, 2014 and January 31, 2014:

	July 31,	January 31,
(in thousands)	2014	2014
Cash and cash equivalents	$186,669	$378,618
Restricted cash and bank time deposits	$41,336	$6,423
Short-term investments	$39,361	$32,049
Long-term debt:
Gross long-term debt	$811,207	$645,212
Unamortized debt discounts	(79,255)	(2,827)
Net long-term debt	$731,952	$642,385

At July 31, 2014, our cash and cash equivalents totaled $186.7 million, a decrease of $191.9 million from $378.6 million at January 31, 2014. During the six months ended July 31, 2014, we expended approximately $185 million of cash on hand for three business acquisitions, including associated financing fees.

The increase in unamortized debt discounts at July 31, 2014, compared to January 31, 2014, resulted from a discount recorded on our 1.50% convertible senior notes, which were issued in June 2014, further details regarding which appear in Note 6, "Long-Term Debt" to our condensed consolidated financial statements included under Item 1 of this report.

During the six months ended July 31, 2014, our operating activities generated $70.4 million of cash, our financing activities generated $396.6 million of net cash, and our investing activities used $659.2 million of net cash. Further discussion of these items appears below.

Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the six months ended July 31, 2014 and 2013:

	Six Months Ended July 31,
(in thousands)	2014	2013
Net cash provided by operating activities	$70,373	$72,658
Net cash used in investing activities	(659,208)	(106,353)
Net cash provided by financing activities	396,601	54,379
Effect of exchange rate changes on cash and cash equivalents	285	(1,473)
Net (decrease) increase in cash and cash equivalents	$(191,949)	$19,211

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, adjusted for non-cash items, and working capital changes. Operating activities generated $70.4 million of net cash during the six months ended July 31, 2014, compared to $72.7 million generated during the six months ended July 31, 2013. Operating cash flow for the six months ended July 31, 2014, compared to the prior-year six-month period, was adversely impacted by $7.9 million of higher interest expense payments, as well as net income tax payments of $3.9 million, compared to net income tax refunds of $3.9 million in the prior-year six-month period. Excluding payments or refunds of interest and income taxes, net cash provided by operating activities was $93.3 million for the six months ended July 31, 2014, compared to $79.8 million for the six months ended July 31, 2013.

Operating activity cash flow for the six months ended July 31, 2013 included the payment of a $7.2 million investment banking fee associated with the CTI Merger.

The improved operating cash flow, excluding the impact of interest and income taxes, resulted primarily from our higher revenue for the six months ended July 31, 2014, which contributed to higher accounts receivable collections and customer deposits, compared to the six months ended July 31, 2013. Although our operating income decreased in the six months ended July 31, 2014 compared to the prior-year six-month period, our operating cash flow was not adversely impacted because the lower operating income included increases in non-cash depreciation, amortization, and stock-based compensation expenses, which increased from $41.0 million to $72.3 million.

Net Cash Used in Investing Activities

During the six months ended July 31, 2014, our investing activities used $659.2 million of net cash, the primary component of which was $602.9 million of net cash utilized for business acquisitions, including KANA in February 2014 and UTX in March 2014. We also had a $36.5 million increase in restricted cash and bank time deposits during this period. Restricted cash and bank time deposits are typically short-term deposits used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period. The increase in restricted cash and bank time deposits during the six months ended July 31, 2014 reflected deposits associated with several large sales contracts. In addition, we made $12.3 million of payments for property, equipment, and capitalized software development costs, and made $7.4 million of net purchases of short-term investments, during the period.

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

As of July 31, 2014, we had no significant capital expenditure commitments.

Net Cash Provided by Financing Activities

For the six months ended July 31, 2014, our financing activities provided $396.6 million of net cash. In connection with the February 3, 2014 acquisition of KANA, we incurred $300.0 million of incremental term loans and borrowed $125.0 million under our 2013 Revolving Credit Facility. Additionally, in March 2014, we incurred $643.5 million of new term loans, the proceeds of which were used to repay $643.5 million of prior term loans. In June 2014, we completed concurrent public offerings of 5,750,000 shares of our common stock, gross proceeds from which were $274.6 million, and $400.0 million in aggregate principal amount of 1.50% convertible senior notes due June 1, 2021. We used $15.6 million of the net proceeds from these offerings to pay the net costs of an arrangement consisting of the purchase of call options and the sale of warrants to purchase our common stock, the intent of which is to reduce the potential dilution to our common stock upon conversion of the Notes. We used the majority of the remainder of the net proceeds to retire $530.0 million of the February 2014 Term Loans and March 2014 Term Loans, and all $106.0 million of then-outstanding borrowings under the 2013 Revolving Credit Facility. In connection with these various financing activities, we paid $27.7 million of debt and equity issuance costs, including underwriting discounts and commissions associated with the public offerings. Other financing activities during the six months ended July 31, 2014 included payments of $6.0 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, the receipt of $8.6 million of proceeds from exercises of stock options, and payments of $2.2 million for purchases of treasury stock.

For the six months ended July 31, 2013, our financing activities provided $54.4 million of net cash. During this period, we borrowed $646.7 million under our Credit Agreement (gross borrowings of $650.0 million, reduced by a $3.3 million original issuance discount), repaid $576.0 million of outstanding borrowings under a prior credit agreement, and paid $7.8 million of related debt issuance costs. We also received $10.4 million of cash in connection with the CTI Merger during this period. Other financing activities during the six months ended July 31, 2013 included payments of $15.4 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and the receipt of $2.6 million of proceeds from exercises of stock options.

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

Financing Arrangements

1.50% Convertible Senior Notes

On June 18, 2014, we issued $400.0 million in aggregate principal amount of 1.50% convertible senior notes due June 1, 2021, unless earlier converted by the holders pursuant to their terms. The Notes pay interest in cash semiannually in arrears at a rate of 1.50% per annum.
The Notes were issued concurrently with our issuance of 5,750,000 shares of common stock, the majority of the combined net proceeds of which were used to partially repay certain indebtedness under our Credit Agreement, as further described below.
The Notes are unsecured and rank senior in right of payment to our indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to our indebtedness that is not so subordinated; effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to indebtedness and other liabilities of our subsidiaries.
The Notes are convertible into, at our election, cash, shares of common stock, or a combination of both, subject to satisfaction of specified conditions and during specified periods, as described below. If converted, we currently intend to pay cash in respect of the principal amount.
The conversion price of the Notes at any time is equal to $1,000 divided by the then-applicable conversion rate. The Notes have an initial conversion rate of 15.5129 shares of common stock per $1,000 principal amount of Notes, which represents an initial effective conversion price of approximately $64.46 per share of common stock and would result in the issuance of approximately 6,205,000 shares if all of the Notes were converted. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events.
Holders may surrender their Notes for conversion at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on September 30, 2014, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter, is more than 130% of the conversion price of the Notes in effect on each applicable trading day;

•
during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Notes for each such trading day was less than 98% of the closing sale price of our common stock on such date multiplied by the then-current conversion rate; or

•	upon the occurrence of specified corporate events, as described in the indenture governing the Notes, such as a consolidation, merger, or binding share exchange.

On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may surrender their Notes for conversion regardless of whether any of the foregoing conditions have been satisfied.

If we satisfy our conversion obligation in solely cash or a combination of cash and shares of common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value for each trading day in a 50 trading-day conversion period. Holders will not receive any additional cash payment or additional shares of common stock representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Instead, interest will be deemed to be paid by the consideration delivered upon conversion of a Note.

The conversion rate for the Notes is subject to adjustment as described in the indenture governing the Notes. An adjustment to the conversion rate will result in a corresponding (but inverse) adjustment to the conversion price.

If specified “make-whole adjustment events” occur, the conversion rate for any Notes converted in connection with such make-whole adjustment event will, in specified circumstances, be increased by a number of additional shares of common stock. In addition, holders may require us to purchase for cash all or any portion of their Notes upon the occurrence of a “fundamental change” at a price equal to 100% of the principal amount of the Notes being purchased, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date.
As of July 31, 2014, the Notes were not convertible.

Note Hedges and Warrants

Concurrently with the issuance of the Notes, we entered into convertible note hedge transactions (the “Note Hedges”) and sold warrants (the “Warrants”). The combination of the Note Hedges and the Warrants serves to increase the effective initial conversion price for the Notes to $75.00 per share. The Note Hedges and Warrants are each separate instruments from the Notes.
Note Hedges
Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of July 31, 2014, we had not purchased any shares under the Note Hedges.
Warrants
We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of July 31, 2014, no Warrants had been exercised and all Warrants remained outstanding.
Credit Agreement
As of January 31, 2014, our Credit Agreement provided for $850.0 million of senior secured credit facilities, including $650.0 million of term loans maturing in September 2019, of which $645.1 million was outstanding at January 31, 2014, and a $200.0 million 2013 Revolving Credit Facility maturing in March 2018, under which there were no borrowings at January 31, 2014. The credit facility was subject to a maximum increase of $300.0 million and reduction from time to time.

As noted above, in February 2014, in connection with our acquisition of KANA, we borrowed $125.0 million under the 2013 Revolving Credit Facility and we also incurred $300.0 million under the February 2014 Term Loans, which are incremental term loans under an amendment to our Credit Agreement, both for purposes of funding a portion of the purchase price for KANA.

In March 2014, we refinanced the $643.5 million of outstanding March 2013 Term Loans with the proceeds of the March 2014 Term Loans, primarily for purposes of reducing the interest rate on such loans. We also amended our Credit Agreement in February and March 2014 to, among other things, (i) change the basis for determining the interest rate on borrowings under the 2013 Revolving Credit Facility, (ii) increase the permitted amount of incremental term loans and revolving credit commitments (beyond the incremental term loans borrowed in February 2014) by up to an aggregate of $200.0 million plus an additional amount such that our leverage ratio (as defined in the Credit Agreement) would not exceed a specified maximum ratio, (iii) permit us to issue convertible indebtedness (as defined in the Credit Agreement), (iv) permit us to refinance all or a portion of any existing term loans with replacement term loans, and (v) extend by one year, to January 31, 2016, the step-down date of the leverage ratio covenant applicable to the 2013 Revolving Credit Facility.

On June 18, 2014, we utilized the majority of the combined net proceeds from the issuance of the Notes and the concurrent issuance of 5,750,000 shares of common stock to retire $530.0 million of the February 2014 Term Loans and March 2014 Term Loans, and to repay all $106.0 million of then-outstanding borrowings under the 2013 Revolving Credit Facility.

Also in June 2014, we further amended our Credit Agreement to increase the lending commitments under our March 2013 Revolving Credit Facility to $300.0 million and extended the facility's term by approximately six months to September 6, 2018.
As of July 31, 2014, we had an aggregate $411.1 million of February 2014 Term Loans and March 2014 Term Loans outstanding, bearing interest at an annual rate of 3.50%. Following the partial retirements of the term loans in June 2014, there are no scheduled principal payments on the term loans until August 2016. The vast majority of the term loans are due upon maturity in September 2019. There were no outstanding borrowings under the 2013 Revolving Credit Facility at July 31, 2014.

The 2013 Revolving Credit Facility contains a financial covenant that requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 5.00 to 1 until January 31, 2016 and no greater than 4.50 to 1 thereafter (the "Leverage Ratio Covenant"). At July 31, 2014, our consolidated leverage ratio was approximately 2.4 to 1 compared to a permitted consolidated leverage ratio of 5.00 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $139.0 million the minimum EBITDA required to satisfy the Leverage Ratio Covenant given our outstanding debt as of such date.

Contractual Obligations

Our Annual Report on Form 10-K for the year ended January 31, 2014 includes a table summarizing our contractual obligations of approximately $909 million as of January 31, 2014, including approximately $788 million for long-term debt obligations, including projected future interest. This table appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report. As described above under "Financing Arrangements", during the six months ended July 31, 2014, we incurred additional long-term debt in connection with our acquisition of KANA, executed several amendments to our Credit Agreement, issued the Notes, issued common stock, and repaid a portion of our outstanding indebtedness. As a result, our long-term debt obligations, including projected future interest, have increased from approximately $788 million at January 31, 2014 to approximately $930 million at July 31, 2014. Details regarding our long-term debt obligations are provided in Note 6, "Long-Term Debt" to our condensed consolidated financial statements included under Item 1 of this report.

Additional operating lease obligations that we assumed upon the February 3, 2014 acquisition of KANA and March 31, 2014 acquisition of UTX were less than $10.0 million and are not included in the contractual obligations table in our Annual Report on Form 10-K for the year ended January 31, 2014.

Other than the impact of the transactions described above, we believe that our contractual obligations and commercial commitments did not materially change during the six months ended July 31, 2014.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the six months ended July 31, 2014, we made $7.0 million of payments under contingent consideration arrangements. As of July 31, 2014, potential future cash payments and earned consideration expected to be paid subsequent to July 31, 2014 under contingent consideration arrangements total $38.1 million, the estimated fair value of which was $15.7 million, including $7.4 million reported in accrued expenses and other current liabilities, and $8.3 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2019.

Off-Balance Sheet Arrangements

As of July 31, 2014, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

New Accounting Pronouncements Implemented

In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This

new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 was effective prospectively for us on February 1, 2014. The adoption of this standard did not impact our condensed consolidated financial statements.

New Accounting Pronouncements To Be Implemented

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual reporting periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in previously issued financial statements. We are currently reviewing this standard, but we do not expect its adoption to materially impact our condensed consolidated financial statements, absent any disposals of components or groups of components that have a material effect on our financial results in future periods.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities may choose from two adoption methods, with certain practical expedients. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements and evaluating the available adoption methods.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU No. 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities from GAAP and it eliminates an exception provided in the consolidation guidance for development stage enterprises. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, although early adoption is permitted. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU No. 2014-12 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, although early adoption is permitted. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements.

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

In June 2014, we issued $400.0 million in aggregate principal amount of 1.50% convertible senior notes due June 1, 2021 (the “Notes”). Holders may convert the Notes prior to maturity upon the occurrence of certain conditions. Upon conversion, we would be required to pay the holders, at our election, cash, shares of common stock, or a combination of both. Concurrent with the issuance of the Notes, we entered into the Note Hedges and sold the Warrants. These separate transactions were completed to reduce our exposure to potential dilution upon conversion of the Notes.

The Notes have a fixed annual interest rate of 1.50% and therefore do not have interest rate exposure. However, the fair values of the Notes are subject to interest rate risk, market risk and other factors due to the convertible feature. The fair values of the Notes are also affected by our common stock price. Generally, the fair values of Notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. Changes in the fair values of the Notes do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value, but we report the fair value of the Notes for disclosure purposes.

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2014 provides detailed quantitative and qualitative discussions of the other market risks affecting our operations. Other than the market risks associated with our Notes as discussed above, we believe that our market risk profile did not materially change during the six months ended July 31, 2014.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2014, our disclosure controls and procedures were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In evaluating whether there were any reportable changes in our internal control over financial reporting during the three months ended July 31, 2014, we determined, with the participation of our Chief Executive Officer and Chief Financial Officer, that there were no changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below with respect to our new operations resulting from the acquisition of KANA.

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

Our strategy is to continue to invest in, enhance, and secure our business and operations and grow, both organically and through acquisitions. Investments in, among other things, new markets, new products, solutions, and technologies, research and development, infrastructure and systems, geographic expansion, and headcount are critical to achieving our growth strategy. However, such investments and efforts may not be successful, especially in new markets in which we have little or no experience, and even if successful, may negatively impact our short-term profitability. Our success depends on our ability to effectively and efficiently execute on our growth strategy, including our ability to properly allocate limited investment dollars, balance the extent and timing of investments with the associated impact on expenses and profitability, capture efficiencies and economies of scale, and compete in the new markets and with the new solutions in which we have invested. If we are unable to effectively and efficiently execute on our growth strategy and properly manage our investments and expenditures, our results of operations and the prices of our common stock and the Notes may be materially adversely affected.

We may not be able to identify suitable targets for acquisition or investment, or complete acquisitions or investments, on terms acceptable to us, which could negatively impact our ability to implement our growth strategy.

As part of our growth strategy, we have made a number of acquisitions and investments and expect to continue to make acquisitions and investments in the future, subject to the terms of our Credit Agreement, the indenture governing the Notes and other restrictions.

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

We have a significant amount of indebtedness, which exposes us to leverage risks and subjects us to covenants which may adversely affect our operations.

At July 31, 2014, we had total outstanding indebtedness of approximately $811.1 million under our Credit Agreement and the Notes, meaning that we are significantly leveraged. Our leverage position may, among other things:

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

In addition, because our indebtedness under our Credit Agreement bears interest at a variable rate, we are exposed to risk from fluctuations in interest rates in periods where market rates exceed the interest rate floor provided by our Credit Agreement.

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

If certain events of default occur under our Credit Agreement, our lenders could declare all amounts outstanding to be immediately due and payable. An acceleration of indebtedness under our Credit Agreement may result in an event of default under the indenture governing the Notes. Additionally, if a change of control as defined in our Credit Agreement were to occur, the lenders under our credit facilities would have the right to require us to repay all of our outstanding obligations under the facilities.

If a fundamental change as defined in the indenture governing the Notes were to occur, the holders may require us to purchase for cash all or any portion of their Notes at 100% of the principal amount of the Notes, plus accrued and unpaid interest to, but not including, the fundamental change purchase date. Additionally, in the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes during specified periods at their option. If one or more holders elect to convert their Notes, unless we satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity.

If any of these events were to occur, we may be forced to seek an amendment of and/or waiver under our debt agreements, raise additional capital through securities offerings, asset sales, or other transactions, or seek to refinance or restructure our debt. In such a case, there can be no assurance that we will be able to consummate such an amendment and/or waiver, capital raising transaction, refinancing, or restructuring on reasonable terms or at all.

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

The prices of our common stock and the Notes have been, and may continue to be, volatile and your investment could lose value.

All of the risk factors discussed in this section could affect the prices of our common stock and the Notes. The timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us or our competitors of acquisitions, major transactions, or management changes could also affect the prices of our common stock and the Notes. These prices are subject to speculation in the press and the analyst community, including with respect to changes in recommendations or earnings estimates by financial analysts, changes in investors' or analysts' valuation measures for our stock, our credit ratings and market trends unrelated to our performance. Stock sales by our directors, officers, or other significant holders may also affect the prices of our common stock and the Notes. A significant drop in the price of our common stock or the Notes could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management's attention and resources, which could adversely affect our business.

Our Notes may adversely affect the price of our common stock.

The price of our common stock is likely to be influenced by our Notes. For example, the price of our common stock could become more volatile and could be depressed by:

•	Investors’ anticipation of the potential issuance of a substantial number of additional shares of our common stock upon conversion of the Notes;

•	possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in us than owning shares of our common stock; and

•	hedging or arbitrage trading activity that may develop involving the Notes and our common stock.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

May 1 - May 31, 2014	—		—	—	—

June 1 - June 30, 2014	45,543	(3)	$ 49.12	—	—

July 1 - July 31, 2014	—		—	—	—

Total	45,543		$ 49.12	—	—

(1) None of these shares were purchased as part of a publicly announced stock repurchase plan or program.
(2) Represents the approximate weighted-average price paid per share.
(3) The securities disclosed in the table were withheld from officers and employees in connection with the vesting of restricted stock units during a company-imposed trading blackout or lockup to facilitate required income tax withholding by us.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended July 31, 2014:

Number	Description	Filed Herewith / Incorporated by Reference from
1.1	Underwriting Agreement, dated June 12, 2014, between Verint Systems Inc. and Goldman, Sachs & Co., as representative of the several underwriters listed in Schedule A thereto.	Form 8-K filed on June 18, 2014
1.2	Underwriting Agreement, dated June 12, 2014, between Verint Systems Inc. and Deutsche Bank Securities Inc., as representative of the several underwriters listed in Schedule A thereto.	Form 8-K filed on June 18, 2014
4.1	Indenture, dated as of June 18, 2014, between Verint Systems Inc. and Wilmington Trust, National Association, as trustee.	Form 8-K filed on June 18, 2014
4.2	First Supplemental Indenture, dated as of June 18, 2014, between Verint Systems Inc. and Wilmington Trust, National Association, as trustee.	Form 8-K filed on June 18, 2014
10.1
Amendment No. 5, Incremental Amendment and Joinder Agreement dated June 18, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent.
Form 8-K filed on June 18, 2014
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

VERINT SYSTEMS INC.

September 4, 2014	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

September 4, 2014	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)