Form 10-Q
period 2014-10-31
VERINT SYSTEMS INC
filed 2014-12-03
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2014
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

There were 60,714,350 shares of the registrant’s common stock outstanding on November 14, 2014.

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

iii

PART I

Item 1.     Financial Statements
VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,
(in thousands, except share and per share data)	2014	2014
Assets
Current Assets:
Cash and cash equivalents	$192,335	$378,618
Restricted cash and bank time deposits	39,930	6,423
Short-term investments	40,136	32,049
Accounts receivable, net of allowance for doubtful accounts of $1.1 million and $1.2 million, respectively	252,003	194,312
Inventories	21,502	10,693
Deferred cost of revenue	11,149	10,818
Prepaid expenses and other current assets	70,111	61,478
Total current assets	627,166	694,391
Property and equipment, net	59,541	40,145
Goodwill	1,221,004	853,389
Intangible assets, net	336,297	132,847
Capitalized software development costs, net	9,031	8,483
Long-term deferred cost of revenue	12,730	9,843
Other assets	41,341	33,809
Total assets	$2,307,110	$1,772,907

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$69,271	$65,656
Accrued expenses and other current liabilities	217,847	179,148
Current maturities of long-term debt	36	6,555
Deferred revenue	157,581	162,124
Total current liabilities	444,735	413,483
Long-term debt	734,316	635,830
Long-term deferred revenue	13,680	13,661
Other liabilities	93,917	76,815
Total liabilities	1,286,648	1,139,789
Commitments and Contingencies
Stockholders' Equity:
Preferred Stock - $0.001 par value; authorized 2,207,000 shares at October 31, 2014 and January 31, 2014; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 61,055,000 and 53,907,000 shares; outstanding 60,707,000 and 53,605,000 shares at October 31, 2014 and January 31, 2014, respectively.	61	54
Additional paid-in capital	1,305,883	924,663
Treasury stock, at cost - 348,000 and 302,000 shares at October 31, 2014 and January 31, 2014, respectively.	(10,251)	(8,013)
Accumulated deficit	(223,657)	(250,005)
Accumulated other comprehensive loss	(61,209)	(39,725)
Total Verint Systems Inc. stockholders' equity	1,010,827	626,974
Noncontrolling interest	9,635	6,144
Total stockholders' equity	1,020,462	633,118
Total liabilities and stockholders' equity	$2,307,110	$1,772,907

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2014	2013	2014	2013
Revenue:
Product	$118,346	$101,974	$339,657	$287,189
Service and support	164,228	122,340	477,126	364,358
Total revenue	282,574	224,314	816,783	651,547
Cost of revenue:
Product	32,925	33,322	104,524	94,584
Service and support	60,082	36,900	178,939	115,568
Amortization of acquired technology and backlog	8,096	1,935	23,018	7,920
Total cost of revenue	101,103	72,157	306,481	218,072
Gross profit	181,471	152,157	510,302	433,475
Operating expenses:
Research and development, net	43,008	30,704	128,408	91,935
Selling, general and administrative	102,738	77,472	310,946	240,540
Amortization of other acquired intangible assets	11,367	6,150	34,124	18,193
Total operating expenses	157,113	114,326	473,478	350,668
Operating income	24,358	37,831	36,824	82,807
Other income (expense), net:
Interest income	208	242	683	563
Interest expense	(8,494)	(7,416)	(28,103)	(21,987)
Losses on early retirements of debt	—	—	(12,546)	(9,879)
Other income (expense), net	167	(646)	1,266	(5,013)
Total other expense, net	(8,119)	(7,820)	(38,700)	(36,316)
Income (loss) before provision for (benefit from) income taxes	16,239	30,011	(1,876)	46,491
Provision for (benefit from) income taxes	4,766	5,957	(31,788)	11,869
Net income	11,473	24,054	29,912	34,622
Net income attributable to noncontrolling interest	803	1,567	3,564	3,752
Net income attributable to Verint Systems Inc.	10,670	22,487	26,348	30,870
Dividends on preferred stock	—	—	—	(174)
Net income attributable to Verint Systems Inc. common shares	$10,670	$22,487	$26,348	$30,696

Net income per common share attributable to Verint Systems Inc.:
Basic	$0.18	$0.42	$0.46	$0.58
Diluted	$0.17	$0.42	$0.45	$0.57

Weighted-average common shares outstanding:
Basic	60,644	53,374	57,222	52,781
Diluted	61,492	53,946	58,332	53,561

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2014	2013	2014	2013
Net income	$11,473	$24,054	$29,912	$34,622
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	(28,355)	12,232	(13,363)	1,537
Net unrealized gains on available-for-sale securities	—	125	13	3
Net unrealized (losses) gains on derivative financial instruments designated as hedges	(9,632)	(870)	(9,047)	283
Benefit from income taxes on net unrealized (losses) gains on derivative financial instruments designated as hedges	998	96	840	31
Other comprehensive (loss) income	(36,989)	11,583	(21,557)	1,854
Comprehensive (loss) income	(25,516)	35,637	8,355	36,476
Comprehensive income attributable to noncontrolling interest	627	1,618	3,491	3,632
Comprehensive (loss) income attributable to Verint Systems Inc.	$(26,143)	$34,019	$4,864	$32,844

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interest
Balances as of January 31, 2013	40,158	$40	$580,762	$(8,013)	$(303,762)	$(44,225)	$224,802	$4,874	$229,676
Net income	—	—	—	—	30,870	—	30,870	3,752	34,622
Other comprehensive income (loss)	—	—	—	—	—	1,974	1,974	(120)	1,854
Stock-based compensation - equity portion	—	—	22,304	—	—	—	22,304	—	22,304
Exercises of stock options	246	—	6,432	—	—	—	6,432	—	6,432
Common stock issued for stock awards and stock bonuses	776	1	2,850	—	—	—	2,851	—	2,851
Stock issued for CTI Merger	12,274	13	299,626	—	—	—	299,639	—	299,639
Tax effects from stock award plans	—	—	(3)	—	—	—	(3)	—	(3)
Balances as of October 31, 2013	53,454	$54	$911,971	$(8,013)	$(272,892)	$(42,251)	$588,869	$8,506	$597,375

Balances as of January 31, 2014	53,605	$54	$924,663	$(8,013)	$(250,005)	$(39,725)	$626,974	$6,144	$633,118
Net income	—	—	—	—	26,348	—	26,348	3,564	29,912
Other comprehensive loss	—	—	—	—	—	(21,484)	(21,484)	(73)	(21,557)
Common stock issued in public offering, net of issuance costs	5,750	6	264,927	—	—	—	264,933	—	264,933
Equity component of convertible notes, net of issuance costs	—	—	78,209	—	—	—	78,209	—	78,209
Purchase of convertible note hedges	—	—	(60,800)	—	—	—	(60,800)	—	(60,800)
Issuance of warrants	—	—	45,188	—	—	—	45,188	—	45,188
Stock-based compensation - equity portion	—	—	35,702	—	—	—	35,702	—	35,702
Exercises of stock options	378	—	13,135	—	—	—	13,135	—	13,135
Common stock issued for stock awards and stock bonuses	1,020	1	4,531	—	—	—	4,532	—	4,532
Purchases of treasury stock	(46)	—	—	(2,238)	—	—	(2,238)	—	(2,238)
Tax effects from stock award plans	—	—	328	—	—	—	328	—	328
Balances as of October 31, 2014	60,707	$61	$1,305,883	$(10,251)	$(223,657)	$(61,209)	$1,010,827	$9,635	$1,020,462

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$29,912	$34,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,298	40,230
Stock-based compensation - equity portion	35,048	22,006
Amortization of discount on convertible notes	3,565	—
Reduction of valuation allowance resulting from acquisition of KANA	(45,171)	—
Non-cash (gains) losses on derivative financial instruments, net	(1,666)	44
Losses on early retirements of debt	12,546	9,879
Other non-cash items, net	8,387	1,783
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(41,717)	(8,820)
Inventories	(7,801)	(861)
Deferred cost of revenue	(3,177)	(1,951)
Prepaid expenses and other assets	13,111	24,822
Accounts payable, accrued expenses, and other current liabilities	26,472	1,607
Deferred revenue	(10,903)	(7,918)
Other, net	(2,663)	(424)
Net cash provided by operating activities	90,241	115,019

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(602,943)	(10,457)
Purchases of property and equipment	(15,831)	(9,439)
Purchases of short-term investments	(21,175)	(195,509)
Sales and maturities of short-term investments	11,363	70,000
Cash paid for capitalized software development costs	(4,510)	(3,892)
Change in restricted cash and bank time deposits, including long-term portion	(37,023)	5,935
Other investing activities, net	(1,466)	205
Net cash used in investing activities	(671,585)	(143,157)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discounts	1,526,750	646,750
Repayments of borrowings and other financing obligations	(1,361,777)	(584,309)
Proceeds from public issuance of common stock	274,563	—
Proceeds from issuance of warrants	45,188	—
Payments for convertible note hedges	(60,800)	—
Payments of equity issuance, debt issuance and other debt-related costs	(29,164)	(7,754)
Proceeds from exercises of stock options	13,081	6,432
Purchases of treasury stock	(2,238)	—
Cash received in CTI Merger	—	10,370
Payments of contingent consideration for business combinations (financing portion)	(8,684)	(16,087)
Net cash provided by financing activities	396,919	55,402
Effect of exchange rate changes on cash and cash equivalents	(1,858)	223
Net (decrease) increase in cash and cash equivalents	(186,283)	27,487
Cash and cash equivalents, beginning of period	378,618	209,973
Cash and cash equivalents, end of period	$192,335	$237,460

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended January 31, 2014. The condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the periods ended October 31, 2014 and 2013, and the condensed consolidated balance sheet as of October 31, 2014, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2014 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2014. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2014. The results for interim periods are not necessarily indicative of a full year’s results.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2014. There were no significant changes to our significant accounting policies during the nine months ended October 31, 2014. Additional disclosures regarding our policy for calculating net income per common share attributable to Verint Systems Inc. appear below.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The provisions of ASU No. 2014-15 are effective for annual periods ending after December 15, 2016 and for annual and interim periods thereafter, and early adoption is permitted. The adoption of ASU No. 2014-15 is not expected to have a material effect on our future condensed consolidated financial statements.

2.	NET INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income per common share attributable to Verint Systems Inc. for the three and nine months ended October 31, 2014 and 2013:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2014	2013	2014	2013
Net income	$11,473	$24,054	$29,912	$34,622
Net income attributable to noncontrolling interest	803	1,567	3,564	3,752
Net income attributable to Verint Systems Inc.	10,670	22,487	26,348	30,870
Dividends on preferred stock	—	—	—	(174)
Net income attributable to Verint Systems Inc. for basic net income per common share	10,670	22,487	26,348	30,696
Dilutive effect of dividends on preferred stock	—	—	—	—
Net income attributable to Verint Systems Inc. for diluted net income per common share	$10,670	$22,487	$26,348	$30,696
Weighted-average shares outstanding:
Basic	60,644	53,374	57,222	52,781
Dilutive effect of employee equity award plans	848	572	1,110	780
Dilutive effect of 1.50% convertible senior notes	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Dilutive effect of preferred stock	—	—	—	—
Diluted	61,492	53,946	58,332	53,561
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.18	$0.42	$0.46	$0.58
Diluted	$0.17	$0.42	$0.45	$0.57

We excluded the following weighted-average potential common shares from the calculations of diluted net income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2014	2013	2014	2013
Weighted average potential common shares excluded from calculation:
Stock options and restricted stock-based awards	464	343	403	263
1.50% convertible senior notes	6,205	—	3,091	—
Warrants	6,205	—	3,091	—
Series A Convertible Preferred Stock	—	—	—	164

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

Our Series A Convertible Preferred Stock was canceled in conjunction with the CTI Merger on February 4, 2013, as further discussed in Note 9, "Convertible Preferred Stock" and Note 14, "Merger with CTI". The weighted-average common shares underlying the assumed conversion of the Series A Convertible Preferred Stock for the nine months ended October 31, 2013 in the table above reflect the Series A Convertible Preferred Stock as outstanding for only four days during that period.

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents and short-term investments as of October 31, 2014 and January 31, 2014:

	October 31, 2014
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$189,142	$—	$—	$189,142
Money market funds	194	—	—	194
Commercial paper	2,999	—	—	2,999
Total cash and cash equivalents	$192,335	$—	$—	$192,335

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$13,774	$22	$—	$13,796
Bank time deposits	26,340	—	—	26,340
Total short-term investments	$40,114	$22	$—	$40,136

	January 31, 2014
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$314,604	$—	$—	$314,604
Money market funds	14,023	—	—	14,023
Commercial paper	49,986	5	—	49,991
Total cash and cash equivalents	$378,613	$5	$—	$378,618

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$9,402	$4	$—	$9,406
Bank time deposits	22,643	—	—	22,643
Total short-term investments	$32,045	$4	$—	$32,049

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than three months, or without specified maturity dates which we intend to hold for periods in excess of three months. All other bank deposits are included within cash and cash equivalents.

As of October 31, 2014 and January 31, 2014, all of our available-for-sale investments had contractual maturities of less than one year. We report our available-for-sale securities at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of applicable income taxes, are included in accumulated other comprehensive income (loss) within stockholders’ equity on our condensed consolidated balance sheets. Realized gains or losses, if applicable, are recorded in other income (expense), net in our condensed consolidated statement of operations, using the specific identification method. Gains and losses on sales of available-for-sale securities during the nine months ended October 31, 2014 and 2013 were not significant.

During the nine months ended October 31, 2014 and 2013, proceeds from sales and maturities of available-for-sale securities were $11.4 million and $70.0 million, respectively.

We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held at October 31, 2014 were not other-than-temporarily impaired. We held no available-for-sale securities with unrealized losses at October 31, 2014. We do not intend to sell our available-for-sale securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.

4.	BUSINESS COMBINATIONS

Nine Months Ended October 31, 2014

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

In connection with the purchase price allocation for KANA, the estimated fair value of undelivered performance obligations under customer contracts assumed in the merger was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs required to fulfill the obligations plus a reasonable profit margin, which approximates the amount that we believe would be required to pay a third party to assume the performance obligations. The estimated costs to fulfill the performance obligations were based on the historical direct costs for delivering similar services. As a result, in allocating the purchase price, we recorded $7.9 million of current and long-term deferred revenue, representing the estimated fair value of undelivered performance obligations for which payment had been received, which will be recognized as revenue as the underlying performance obligations are delivered. For undelivered performance obligations for which payment had not yet been received, we recorded an $18.6 million asset within prepaid expenses and other current assets as a component of the purchase price allocation. We are amortizing this asset over the underlying delivery periods for these obligations as a reduction to revenue, which reduces the revenue we recognize for providing these services to its estimated fair value.

As a result of the ongoing integration of KANA into our Enterprise Intelligence operating segment, including the integration of the KANA and legacy Verint global sales organizations and the resulting impact to the marketing and sales of our Enterprise Intelligence products, we are unable to provide a meaningful measure of the impact on revenue and net income attributable to KANA in our condensed consolidated statements of operations for the three and nine months ended October 31, 2014.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to the merger, totaled $1.8 million and $6.4 million for the three and nine months ended October 31, 2014, respectively, and were expensed as incurred.

UTX Technologies Limited

On March 31, 2014, we completed the acquisition of all of the outstanding shares of UTX Technologies Limited (“UTX”), a provider of certain mobile device tracking solutions for security applications, from UTX Limited. UTX Limited was our supplier of these products to our Communications Intelligence operating segment prior to the acquisition. The purchase price consisted of $82.9 million of cash paid at closing, subject to adjustment, and $1.3 million for the fair value of potential future contingent consideration payments to UTX Limited of up to $1.5 million. Contingent consideration of $1.5 million was paid to UTX Limited during the three months ended October 31, 2014, in consideration of UTX achieving certain performance targets. The cash paid to acquire UTX was funded with cash on hand.

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

For the nine months ended October 31, 2014, we recorded a charge of $0.2 million within selling, general and administrative expenses to increase the fair value of the UTX contingent consideration obligation to $1.5 million, which reflected the achievement of the underlying performance targets. This amount was paid to UTX Limited during the three months ended October 31, 2014.

Revenue and income before provision for income taxes attributable to UTX from March 31, 2014 through October 31, 2014 were not significant to our consolidated operating results.

Transaction and related costs (or benefits) directly related to the acquisition of UTX, consisting primarily of professional fees, integration expenses and related adjustments, were a benefit of $0.9 million and a charge of $2.1 million for the three and nine months ended October 31, 2014. All transaction and related costs were expensed as incurred.

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

Purchase Price Allocations

The purchase price allocations for the business combinations completed during the nine months ended October 31, 2014 have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement periods (up to one year from the respective acquisition dates). Fair values still under review include values assigned to identifiable intangible assets, deferred income taxes and reserves for uncertain income tax positions. Adjustments identified and recorded subsequent to the initial purchase price allocations for both KANA and UTX have not been material.

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

The following table sets forth the components and the allocations of the purchase prices for our acquisitions of KANA and UTX, including adjustments identified subsequent to the respective acquisition dates:

(in thousands)	KANA	UTX
Components of Purchase Prices:
Cash, including post-closing adjustments	$541,685	$82,901
Fair value of contingent consideration	—	1,347
Total purchase prices	$541,685	$84,248

Allocation of Purchase Prices:
Net tangible assets (liabilities):
Accounts receivable	$18,473	$—
Other current assets, including cash acquired	48,948	3,873
Other assets	12,124	924
Current and other liabilities	(16,509)	(263)
Deferred revenue - current and long-term	(7,932)	(340)
Deferred income taxes - current and long-term	(63,184)	(4,882)
Net tangible liabilities	(8,080)	(688)
Identifiable intangible assets:
Customer relationships	152,700	2,000
Developed technology	55,500	37,400
Trademarks and trade names	11,500	—
Other intangible assets	—	1,100
Total identifiable intangible assets	219,700	40,500
Goodwill	330,065	44,436
Total purchase price allocations	$541,685	$84,248

The weighted-average estimated useful life of all finite-lived identifiable intangible assets acquired during the nine months ended October 31, 2014 is 7.4 years.

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

Pro Forma Information

The following table provides unaudited pro forma operating results for the three and nine months ended October 31, 2014 and 2013, as if KANA and UTX had been acquired on February 1, 2013. These unaudited pro forma results reflect certain adjustments related to these acquisitions, including amortization expense on finite-lived intangible assets acquired from KANA and UTX, interest expense and fees associated with additional long-term debt incurred to partially fund the acquisition of KANA, and adjustments to recognize the fair value of revenue associated with performance obligations assumed in the acquisition of KANA.

For purposes of the following unaudited pro forma operating results, a $45.2 million income tax benefit resulting from a reduction of valuation allowances associated from the acquisition of KANA is reflected in the pro forma operating results for the nine months ended October 31, 2013. The actual tax benefit was recorded during the nine months ended October 31, 2014, as further described in Note 10, "Income Taxes".

The unaudited pro forma results do not include any operating efficiencies or potential cost savings which may result from these business combinations. Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on February 1, 2013, nor are they indicative of future operating results.

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2014	2013	2014	2013
Revenue	$288,279	$256,879	$842,784	$737,706
Net income	$17,650	$15,826	$15,419	$37,146
Net income attributable to Verint Systems Inc.	$16,847	$14,259	$11,855	$33,394
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.28	$0.27	$0.21	$0.63
Diluted	$0.27	$0.26	$0.20	$0.62

Business Combinations in Prior Periods

In connection with certain business combinations completed in prior periods, we have agreed to make contingent cash payments to the former shareholders or asset holders of the acquired businesses based upon achievement of performance targets following the acquisition dates. These obligations are measured at fair value at each reporting date.

For the three and nine months ended October 31, 2014, we recorded charges of $0.3 million and $0.5 million, respectively, within selling, general and administrative expenses for changes in the fair values of these obligations, which primarily reflected the impacts of revised expectations of achieving the performance targets. For the three and nine months ended October 31, 2013, we recorded benefits of $1.9 million and $1.6 million, respectively, within selling, general and administrative expenses for changes in the fair values of these obligations.

Payments of contingent consideration earned under these agreements were $1.6 million and $8.5 million for the three and nine months ended October 31, 2014, respectively. Payments of contingent consideration earned under these agreements were $0.9 million and $17.1 million for the three and nine months ended October 31, 2013, respectively.

For a certain business combination completed during the year ended January 31, 2012, the purchase price allocation included liabilities for uncertain tax positions and certain other liabilities associated with pre-acquisition business activities of the acquired company. Corresponding indemnification assets were also recorded as components of the purchase price allocation for this acquisition, recognizing the selling shareholders’ contractual obligation to indemnify us for these pre-acquisition liabilities and were measured on the same basis as the corresponding liabilities. As of October 31, 2014 and January 31, 2014, the combined current and long-term liabilities for these matters were $2.9 million and $3.4 million, respectively. The corresponding current and long-term indemnification assets associated with these liabilities were $1.8 million and $2.3 million at October 31, 2014 and January 31, 2014, respectively.

5.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of October 31, 2014 and January 31, 2014:

	October 31, 2014
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$388,008	$(169,745)	$218,263
Acquired technology	200,078	(98,097)	101,981
Trade names	19,801	(9,007)	10,794
Non-competition agreements	3,625	(2,149)	1,476
Distribution network	4,440	(2,416)	2,024
Backlog	386	(327)	59
Total intangible assets with finite lives	616,338	(281,741)	334,597
In-process research and development, with indefinite lives	1,700	—	1,700
Total	$618,038	$(281,741)	$336,297

	January 31, 2014
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$240,208	$(141,714)	$98,494
Acquired technology	106,361	(76,922)	29,439
Trade names	13,378	(11,378)	2,000
Non-competition agreements	5,514	(4,970)	544
Distribution network	2,440	(1,840)	600
Backlog	386	(316)	70
Total intangible assets with finite lives	368,287	(237,140)	131,147
In-process research and development, with indefinite lives	1,700	—	1,700
Total	$369,987	$(237,140)	$132,847

The following table presents net acquisition-related intangible assets by reportable segment as of October 31, 2014 and January 31, 2014:

	October 31,	January 31,
(in thousands)	2014	2014
Enterprise Intelligence	$285,037	$115,928
Communications Intelligence	50,050	14,856
Video Intelligence	1,210	2,063
Total	$336,297	$132,847

The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign exchange rates on intangible assets not denominated in U.S. dollars.

Total amortization expense recorded for acquisition-related intangible assets was $19.5 million and $57.1 million for the three and nine months ended October 31, 2014, respectively, and $8.1 million and $26.1 million for the three and nine months ended October 31, 2013, respectively.

Estimated future amortization expense on finite-lived acquisition-related intangible assets as of October 31, 2014 was as follows:

(in thousands)
Years Ending January 31,	Amount
2015 (remainder of year)	$20,921
2016	77,033
2017	73,604
2018	54,078
2019	25,107
2020 and thereafter	83,854
Total	$334,597

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

Goodwill activity for the nine months ended October 31, 2014, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Enterprise Intelligence	Communications Intelligence	Video Intelligence
Year Ended January 31, 2014:
Goodwill, gross, at January 31, 2014	$920,254	$795,722	$47,838	$76,694
Accumulated impairment losses through January 31, 2014	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at January 31, 2014	853,389	764,931	47,838	40,620
Business combinations	378,576	330,065	48,511	—
Foreign currency translation and other	(10,961)	(9,792)	(37)	(1,132)
Goodwill, net, at October 31, 2014	$1,221,004	$1,085,204	$96,312	$39,488

Balance at October 31, 2014:
Goodwill, gross, at October 31, 2014	$1,287,869	$1,115,995	$96,312	$75,562
Accumulated impairment losses through October 31, 2014	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at October 31, 2014	$1,221,004	$1,085,204	$96,312	$39,488

No events or circumstances indicating the potential for goodwill impairment were identified during the nine months ended October 31, 2014.

6.	LONG-TERM DEBT

The following table summarizes our long-term debt at October 31, 2014 and January 31, 2014:

	October 31,	January 31,
(in thousands)	2014	2014
1.50% Convertible Senior Notes:
Principal amount	$400,000	$—
Unamortized debt discount	(76,535)	—
1.50% Convertible Senior Notes, net	323,465	—
February 2014 Term Loans:
Gross amount	130,729	—
Unamortized debt discount	(289)	—
February 2014 Term Loans, net	130,440	—
March 2014 Term Loans	280,413	—
March 2013 Term Loans:
Gross amount	—	645,125
Unamortized debt discount	—	(2,827)
March 2013 Term Loans, net	—	642,298
Other debt	34	87
Total debt	734,352	642,385
Less: current maturities	36	6,555
Long-term debt	$734,316	$635,830

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
As of October 31, 2014, the Notes were not convertible.

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

We allocated transaction costs related to the issuance of the Notes, including underwriting discounts, of $7.6 million and $1.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component were recorded within other assets and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at October 31, 2014. Including the impact of the related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% at October 31, 2014.

Based on the closing market price of our common stock on October 31, 2014, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

Note Hedges and Warrants

Concurrently with the issuance of the Notes, we entered into convertible note hedge transactions (the “Note Hedges”) and sold warrants (the “Warrants”). The combination of the Note Hedges and the Warrants serves to increase the effective initial conversion price for the Notes to $75.00 per share. The Note Hedges and Warrants are each separate instruments from the Notes.
Note Hedges
Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of October 31, 2014, we had not purchased any shares under the Note Hedges.
Warrants
We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of October 31, 2014, no Warrants had been exercised and all Warrants remained outstanding.

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

•
in the case of Eurodollar loans, the Adjusted LIBO Rate plus 3.00% (or, if our corporate credit ratings are BB- and Ba3 or better, 2.75%). The Adjusted LIBO Rate is the greater of (i) 1.00% per annum and (ii) the product of the LIBO Rate and Statutory Reserves (both as defined in the Credit Agreement), and

•
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

2014 Amendments to Credit Agreement

During the nine months ended October 31, 2014, we entered into five separate amendments to the Credit Agreement as described below.

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

•
in the case of Eurodollar loans, the Adjusted LIBO Rate plus 2.75%. The Adjusted LIBO Rate is the greater of (i) 0.75% per annum and (ii) the product of (x) the LIBO Rate and (y) Statutory Reserves (both as defined in the Credit Agreement), and

•
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

On March 7, 2014, we entered into Amendment No. 4 to refinance all $643.5 million of outstanding March 2013 Term Loans at that date with $643.5 million of new term loans (the “March 2014 Term Loans”). The provisions for determining the interest rate on the March 2014 Term Loans are identical to such provisions for the February 2014 Term Loans. The repricing of the interest rate applicable to borrowings under the 2013 Revolving Credit Facility contemplated by Amendment No. 3 became effective on March 7, 2014, upon the effectiveness of Amendment No. 4.

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

As of October 31, 2014, the interest rate on both the February 2014 Term Loans and the March 2014 Term Loans was 3.50%. Taking into account the impact of original issuance discounts, if any, and related deferred debt issuance costs, the effective interest rates on the February 2014 Term Loans and March 2014 Term Loans were approximately 4.03% and 3.58%, respectively, at that date.

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

On June 18, 2014, we entered into Amendment No. 5, which increased the commitments under the 2013 Revolving Credit Facility to $300.0 million and extended the termination of the 2013 Revolving Credit Facility to September 2018. We incurred $0.7 million of costs in consideration of Amendment No. 5, which were deferred and recorded within other assets, and are being amortized as interest expense on a straight-line basis over the term of the 2013 Revolving Credit Facility.
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
Borrowings Under 2013 Revolving Credit Facility

There were no borrowings under the 2013 Revolving Credit Facility at October 31, 2014. The initial interest rate on the February 3, 2014 borrowings under the 2013 Revolving Credit Facility was 4.00%, but was adjusted to 3.50% on March 7, 2014, as further described above.
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

Future Principal Payments on Term Loans

Prior to June 2014, we were required to make quarterly principal payments on the February 2014 Term Loans and March 2014 Term Loans of $0.8 million and $1.6 million, respectively, through August 1, 2019, with the remaining balances due in September 2019. Following the partial retirements of the February 2014 Term Loans and March 2014 Term Loans in June 2014, future scheduled principal payments on the February 2014 Term Loans and March 2014 Term Loans as of October 31, 2014 are as follows:

(in thousands)	February 2014	March 2014
Years Ending January 31,	Term Loans	Term Loans
2015 (remainder of year)	$—	$—
2016	—	—
2017	669	1,434
2018	1,337	2,869
2019	1,337	2,869
2020	127,386	273,241
Total	$130,729	$280,413
Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our Credit Agreement for the three and nine months ended October 31, 2014 and 2013:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2014	2013	2014	2013
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$1,500	$—	$2,217	$—
Amortization of debt discount	2,417	—	3,565	—
Amortization of deferred debt issuance costs	335	—	442	—
Total - 1.50% Convertible Senior Notes	$4,252	$—	$6,224	$—

Borrowings under Credit Agreement:
Interest expense at contractual rates	$3,677	$6,628	$19,559	$19,659
Amortization of debt discounts	14	115	102	341
Amortization of deferred debt issuance costs	538	529	1,895	1,627
Total - Borrowings under Credit Agreement	$4,229	$7,272	$21,556	$21,627

7.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of October 31, 2014 and January 31, 2014:

	October 31,	January 31,
(in thousands)	2014	2014
Raw materials	$7,966	$3,190
Work-in-process	11,865	5,645
Finished goods	1,671	1,858
Total inventories	$21,502	$10,693

Condensed Consolidated Statements of Operations

Other income (expense), net consisted of the following for the three and nine months ended October 31, 2014 and 2013:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2014	2013	2014	2013
Foreign currency (losses) gains, net	$(1,949)	$702	$(1,035)	$(2,504)
Gains (losses) on derivative financial instruments, net	1,562	(721)	1,666	(45)
Other, net	554	(627)	635	(2,464)
Total other income (expense), net	$167	$(646)	$1,266	$(5,013)

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the nine months ended October 31, 2014 and 2013:

	Nine Months Ended October 31,
(in thousands)	2014	2013
Cash paid for interest	$22,735	$17,724
Cash payments (refunds) of income taxes, net	$10,275	$(6,463)
Non-cash investing and financing transactions:
Net non-cash assets acquired in CTI Merger	$—	$3,727
Accrued but unpaid purchases of property and equipment	$3,625	$1,217
Inventory transfers to property and equipment	$314	$658
Liabilities for contingent consideration in business combinations	$4,947	$4,557
Stock options exercised, proceeds received subsequent to period end	$140	$—
Leasehold improvements funded by lease incentive	$2,242	$—

8.	STOCKHOLDERS’ EQUITY

Issuance of Common Stock

On June 18, 2014, we completed a public offering of our common stock pursuant to which we issued and sold 5,750,000 shares of common stock at a price of $47.75 per share. We received aggregate proceeds of $265.6 million from the offering, net of underwriters’ discounts and commissions, but before deducting approximately $0.7 million of other offering expenses.

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the nine months ended October 31, 2014 and 2013. Commencing in May 2007, with our issuance of Series A Convertible Preferred Stock and our entry into a prior credit agreement, and continuing under the terms of our current Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock. Our Series A Convertible Preferred Stock was canceled on February 4, 2013 in connection with the CTI Merger, further details of which appear in Note 14, "Merger with CTI".

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost. At October 31, 2014, we held approximately 348,000 shares of treasury stock with a cost of $10.3 million. At January 31, 2014, we held approximately 302,000 shares of treasury stock with a cost of $8.0 million.

During the nine months ended October 31, 2014, we acquired approximately 46,000 shares of treasury stock at a cost of $2.2 million. We did not acquire any treasury stock during the nine months ended October 31, 2013.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the nine months ended October 31, 2014:

(in thousands)	Unrealized Gains (Losses) on Derivative Financial Instruments Designated as Hedges	Unrealized Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2014	$1,485	$9	$(41,219)	$(39,725)
Other comprehensive (loss) income before reclassifications	(7,236)	13	(13,290)	(20,513)
Amounts reclassified out of accumulated other comprehensive income (loss)	(971)	—	—	(971)
Net other comprehensive (loss) income, current period	(8,207)	13	(13,290)	(21,484)
Accumulated other comprehensive (loss) income at October 31, 2014	$(6,722)	$22	$(54,509)	$(61,209)

All amounts presented in the table above are net of income taxes, if applicable.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statements of operations, with presentation location, for the three and nine months ended October 31, 2014 and 2013 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,		Affected Line Items in the Condensed Consolidated Statement of Operations
(in thousands)	2014	2013	2014	2013
Unrealized losses (gains) on derivative financial instruments:
Foreign currency forward contracts	$80	$(167)	$(65)	$(370)	Cost of product revenue
	68	(178)	(61)	(383)	Cost of service revenue
	499	(1,123)	(578)	(2,455)	Research and development, net
	229	(516)	(289)	(1,140)	Selling, general and administrative
	876	(1,984)	(993)	(4,348)	Total before provision for income taxes
	(111)	174	22	307	Provision for income taxes
	$765	$(1,810)	$(971)	$(4,041)	Total, net of income taxes

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

For the three months ended October 31, 2014, we recorded an income tax provision of $4.8 million on pre-tax income of $16.2 million, which represented an effective income tax rate of 29.3%. The effective income tax rate was significantly affected by the mix and levels of income and losses among taxing jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was higher than our domestic losses where we maintain valuation allowances and did not record the related tax benefits.

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

For the nine months ended October 31, 2014, we recorded an income tax benefit of $31.8 million on a pre-tax loss of $1.9 million, which represented an effective income tax benefit rate of 1,694.5%. The income tax benefit was primarily attributable to the release of $45.2 million of Verint valuation allowances in the quarter ended April 30, 2014. We maintain valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions. In connection with the acquisition of KANA during the quarter ended April 30, 2014, we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, we reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded. Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit and not as a component of the KANA acquisition accounting. The effective income tax rate was also affected by the mix and levels of income and losses among taxing jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was slightly less than our domestic losses where we maintain valuation allowances and did not record the related tax benefits. Excluding the income tax benefit attributable to the valuation allowance release, the result for the nine months ended October 31, 2014 was an income tax provision of $13.4 million on a pre-tax loss $1.9 million, resulting in a negative effective income tax rate of 713.4%.

For the nine months ended October 31, 2013, we recorded an $11.9 million provision for income taxes on pre-tax income of $46.5 million, which represented an effective income tax rate of 25.5%. The income tax provision does not include income tax benefit on losses incurred by certain domestic operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. The effective income tax rate was also reduced because CTI received a favorable ruling from the Internal Revenue Service which resulted in adjustments to deferred taxes and an indemnified liability. Our pre-tax income in foreign jurisdictions, where we recorded tax provisions at rates lower than the U.S. federal statutory rate, was higher than domestic losses where we maintain valuation allowances and do not record tax benefits.

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

We had unrecognized tax benefits of $151.9 million and $145.4 million (excluding interest and penalties) as of October 31, 2014 and January 31, 2014, respectively.  The accrued liability for interest and penalties was $10.3 million and $8.7 million at October 31, 2014 and January 31, 2014, respectively.  Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of October 31, 2014 and January 31, 2014, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate were approximately $146.5 million and $139.7 million, respectively.  We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  Further, we believe that it is reasonably possible that the total amount of unrecognized tax benefits at October 31, 2014 could decrease by approximately $2.9 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation.  Such decreases may involve the payment of additional taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate.  We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

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

We review the fair value hierarchy classification of our applicable assets and liabilities at each reporting period. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. There were no transfers between levels of the fair value measurement hierarchy during the nine months ended October 31, 2014 and 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of October 31, 2014 and January 31, 2014:

	October 31, 2014
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$194	$—	$—
Commercial paper (1)	—	2,999	—
Short-term investments, classified as available-for-sale	—	13,796	—
Foreign currency forward contracts	—	1,886	—
Total assets	$194	$18,681	$—
Liabilities:
Foreign currency forward contracts	$—	$7,530	$—
Contingent consideration - business combinations	—	—	12,779
Total liabilities	$—	$7,530	$12,779

	January 31, 2014
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$14,023	$—	$—
Commercial paper (1)	—	49,991	—
Short-term investments, classified as available for sale	—	9,406	—
Foreign currency forward contracts	—	2,466	—
Total assets	$14,023	$61,863	$—
Liabilities:
Foreign currency forward contracts	$—	$846	$—
Contingent consideration - business combinations	—	—	17,307
Total liabilities	$—	$846	$17,307

(1) Commercial paper investments with remaining maturities of three months or less at time of purchase, classified within cash and cash equivalents.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended October 31, 2014 and 2013:

	Nine Months Ended October 31,
(in thousands)	2014	2013
Fair value measurement at beginning of period	$17,307	$25,041
Contingent consideration liabilities recorded for business combinations	4,947	4,557
Changes in fair values, recorded in operating expenses	618	(1,635)
Payments of contingent consideration	(10,037)	(17,094)
Foreign exchange translation and other	(56)	—
Fair value measurement at end of period	$12,779	$10,869

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 2.0% to 40.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of October 31, 2014. We utilized discount rates ranging from 1.1% to 27.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2014.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loans were approximately $408 million and $647 million at October 31, 2014 and January 31, 2014, respectively. The estimated fair values of our term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices of our term loans provided to us as at each of October 31, 2014 and January 31, 2014 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders. We had no revolving credit borrowings at October 31, 2014 and January 31, 2014.

The estimated fair value of our Notes was approximately $447 million at October 31, 2014. The estimated fair value of the Notes is determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

The counterparties to our derivative financial instruments consist of several major international financial institutions.  We regularly monitor the financial strength of these institutions. While the counterparties to these contracts expose us to credit-

related losses in the event of a counterparty’s non-performance, the risk would be limited to the unrealized gains on such affected contracts. We do not anticipate any such losses.

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

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consisted only of foreign currency forward contracts with notional amounts of $149.1 million and $127.6 million as of October 31, 2014 and January 31, 2014, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments as of October 31, 2014 and January 31, 2014 were as follows:

	October 31, 2014
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	—	$—	Accrued expenses and other liabilities	$7,530
Total derivative financial instruments designated as hedging instruments		$—		$7,530

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,886	—	$—
Total derivative financial instruments not designated as hedging instruments		$1,886		$—

	January 31, 2014
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,245	Accrued expenses and other liabilities	$769
Total derivative financial instruments designated as hedging instruments		$2,245		$769

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$221	Accrued expenses and other liabilities	$77
Total derivative financial instruments not designated as hedging instruments		$221		$77

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedging instruments as of October 31, 2014 and January 31, 2014, and for the three and nine months ended October 31, 2014 and 2013 were as follows:

	Net (Losses) Gains Recognized in Accumulated Other Comprehensive Income (Loss)		Classification of Net (Losses) Gains Reclassified from Other Comprehensive Loss into the Condensed Consolidated Statements of Operations	Net (Losses) Gains Reclassified from Other Comprehensive Income (Loss) into the Condensed Consolidated Statements of Operations
	October 31,	January 31,		Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2014	2014		2014	2013	2014	2013
Foreign currency forward contracts	$(6,722)	$1,485	Operating Expenses	$(876)	$1,984	$993	$4,348

There were no gains or losses from ineffectiveness of these hedges recorded for the three and nine months ended October 31, 2014 and 2013. All of the foreign currency forward contracts underlying the $6.7 million of net unrealized losses recorded in our accumulated other comprehensive loss at October 31, 2014 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and nine months ended October 31, 2014 and 2013 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)		2014	2013	2014	2013
Foreign currency forward contracts	Other income (expense), net	$1,562	$(721)	1,665	(44)
Total		$1,562	$(721)	$1,665	$(44)

13.	STOCK-BASED COMPENSATION

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and nine months ended October 31, 2014 and 2013:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2014	2013	2014	2013
Component of condensed consolidated statements of operations:
Cost of revenue - product	$224	$243	$675	$572
Cost of revenue - service and support	941	458	2,816	1,208
Research and development, net	1,271	890	3,881	2,432
Selling, general and administrative	10,190	8,138	31,181	20,942
Stock-based compensation expense	$12,626	$9,729	$38,553	$25,154

The following table summarizes stock-based compensation expense by type of award for the three and nine months ended October 31, 2014 and 2013:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2014	2013	2014	2013
Component of stock-based compensation expense:
Restricted stock units and restricted stock awards	$11,942	$8,335	$35,373	$21,727
Stock options	—	45	15	152
Phantom stock units	40	23	120	87
Stock bonus program	644	1,326	3,045	3,188
Stock-based compensation expense	$12,626	$9,729	$38,553	$25,154

Total stock-based compensation expense by classification was as follows for the three and nine months ended October 31, 2014 and 2013:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2014	2013	2014	2013
Equity-classified awards	$11,942	$8,318	$35,702	$22,304
Stock bonus program and other reclassifications	—	—	(654)	(298)
Total equity-settled awards	11,942	8,318	35,048	22,006
Other liability-classified awards	684	1,411	3,505	3,148
Total stock-based compensation expense	$12,626	$9,729	$38,553	$25,154

The increase in stock-based compensation expense in the three and nine months ended October 31, 2014, compared to the corresponding prior-year periods, resulted primarily from the combination of an increase in the number of outstanding RSUs, higher expenses associated with performance-based RSU's, and a general increase in the price of our common stock, which is used to determine the grant-date fair value of an RSU.

Awards under our stock bonus program are accounted for as liability-classified awards because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of our common stock. Amounts reported in the stock bonus program and other reclassifications caption in the preceding table primarily represent stock bonus expenses recognized in those periods for awards that were subsequently settled with equity during the nine months ended October 31, 2014 and 2013. Expenses associated with stock bonus program awards that remain outstanding as of October 31, 2014 and 2013 are reflected within other liability-classified awards in the preceding table. Our other liability-classified awards also include our phantom stock awards, the values of which track the market price of our common stock and are therefore subject to volatility, and which are settled with cash payments equivalent to the market value of our common stock upon vesting. Upon settlement of other liability-classified awards with equity, the current period's compensation expense associated with those awards is reported within equity-classified awards in the preceding table.

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

The following table summarizes stock option activity and related information for the nine months ended October 31, 2014:

(in thousands, except per share data)	Stock Options	Weighted-Average Exercise Price
Options outstanding, January 31, 2014	516	$34.60
Options exercised	(378)	$34.72
Options forfeited or expired	(2)	$31.28
Options outstanding, October 31, 2014	136	$34.30
Options exercisable at October 31, 2014	136	$34.30

Cash proceeds received from the exercise of stock options were $13.1 million for the nine months ended October 31, 2014.
At October 31, 2014, there was no unrecognized compensation expense associated with outstanding stock options, because all outstanding stock options were fully vested at that date.

Restricted Stock Units and Restricted Stock Awards

We periodically award restricted stock units, as well as shares of restricted stock, to our directors, officers, and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting.

The following table summarizes restricted stock unit activity and related information for the nine months ended October 31, 2014:

(in thousands, except per share data)	RSU's	Weighted-Average Grant Date Fair Value
RSU's outstanding, January 31, 2014	2,250	$33.77
RSU's granted	1,578	$46.19
RSU's released	(1,020)	$34.28
RSU's forfeited	(170)	$38.87
RSU's outstanding, October 31, 2014	2,638	$40.68

Substantially all of the restricted stock units granted during the year ended January 31, 2013 included a provision which allows those awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of October 31, 2014, for such awards that remain outstanding, settlement of these awards with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards.

Activity presented in the table above includes shares earned and released under our stock bonus program, further details regarding which appear below under "Stock Bonus Program".

As of October 31, 2014, there was approximately $70.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.7 years. The unrecognized compensation expense does not include compensation expense related to shares for which a grant date has been established but the requisite service period has not begun.

Phantom Stock Units

We have periodically issued phantom stock units to certain non-officer employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

Phantom stock unit activity for the nine months ended October 31, 2014 and 2013 was not significant.

Stock Bonus Program

In September 2011, our board of directors approved a stock bonus program under which eligible employees may receive a portion of their bonuses in the form of discounted shares of our common stock. Executive officers have been eligible to participate in this program from and after the year ended January 31, 2014 to the extent that shares remained available for awards following the enrollment of all other participants. Shares awarded to executive officers with respect to the discount feature of the program are subject to a one year vesting period. Obligations under this program are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of common stock determined using a discounted average price of our common stock.

For the year ended January 31, 2014, our board of directors approved up to 150,000 shares of common stock for awards under this program and a discount of 15% (the "2014 stock bonus program"). Approximately 91,000 shares of our common stock were issued to participants under the 2014 stock bonus program during the three months ended July 31, 2014, which completed our obligations for such program year under this program.

For the year ending January 31, 2015, our board of directors has approved the issuance of up to 125,000 shares of common stock, and a discount of 15%, for awards under this program (the "2015 stock bonus program"). Awards earned under the 2015 stock bonus program are expected to be determined during the first half of the year ending January 31, 2016.

Total accrued liabilities for stock bonus programs were $3.4 million and $4.9 million as of October 31, 2014 and January 31, 2014, respectively.

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

Other Related Party Transactions

Our joint venture incurs certain operating expenses, including office rent and other administrative costs, and realizes revenue, under arrangements with one of its noncontrolling shareholders. Transactions with this noncontrolling shareholder of the joint venture during the nine months ended October 31, 2014 and 2013 were not significant.

16.	COMMITMENTS AND CONTINGENCIES

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, for the nine months ended October 31, 2014 and 2013:

	Nine Months Ended October 31,
(in thousands)	2014	2013
Warranty liability, beginning of period	$706	$1,045
Provision credited against expenses	(93)	(253)
Foreign currency translation and other	(5)	(2)
Warranty liability, end of period	$608	$790

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
Following an attempt to mediate the dispute, on July 1, 2014, the plaintiffs filed a notice with the District Court informing it that the mediation process had been unsuccessful. As a result, the parties recently filed summations on the plaintiffs’ motion to certify the suit as a class action, which will be considered by the District Court.
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

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the nine months ended October 31, 2014 and 2013.  The allocations of goodwill and acquired intangible assets by operating segment appear in Note 5, "Intangible Assets and Goodwill".

Operating results by segment for the three and nine months ended October 31, 2014 and 2013 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2014	2013	2014	2013
Revenue:
Enterprise Intelligence:
Segment revenue	$171,270	$126,220	$506,382	$365,385
Revenue adjustments	(5,744)	(323)	(25,263)	(692)
	165,526	125,897	481,119	364,693
Communications Intelligence:
Segment revenue	93,241	71,249	256,688	199,163
Revenue adjustments	(201)	(119)	(523)	(530)
	93,040	71,130	256,165	198,633
Video Intelligence:
Segment revenue	24,008	27,287	79,499	88,388
Revenue adjustments	—	—	—	(167)
	24,008	27,287	79,499	88,221
Total revenue	$282,574	$224,314	$816,783	$651,547

Segment contribution:
Enterprise Intelligence	$67,750	$56,772	$195,320	$155,169
Communications Intelligence	32,495	24,457	79,966	62,223
Video Intelligence	4,500	5,546	18,108	20,482
Total segment contribution	104,745	86,775	293,394	237,874

Unallocated expenses, net:
Amortization of acquired intangible assets	19,463	8,085	57,142	26,113
Stock-based compensation	12,626	9,729	38,553	25,154
Other unallocated expenses	48,298	31,130	160,875	103,800
Total unallocated expenses, net	80,387	48,944	256,570	155,067
Operating income	24,358	37,831	36,824	82,807
Other expense, net	(8,119)	(7,820)	(38,700)	(36,316)
Income (loss) before provision for (benefit from) income taxes	$16,239	$30,011	$(1,876)	$46,491

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

On March 31, 2014, we completed the acquisition of all of the outstanding shares of UTX, a provider of certain mobile device tracking solutions for security applications, from UTX Limited. UTX Limited was our supplier of these products to our Communications Intelligence operating segment prior to the transaction. The purchase price for UTX was $84.2 million, including $82.9 million of cash paid at closing. The acquisition of UTX was funded with cash on hand. UTX is based in the EMEA region.

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

We did not identify any significant changes to our critical accounting policies and estimates during the nine months ended October 31, 2014.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and nine months ended October 31, 2014 and 2013:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2014	2013	2014	2013
Revenue	$282,574	$224,314	$816,783	$651,547
Operating income	$24,358	$37,831	$36,824	$82,807
Net income attributable to Verint Systems Inc. common shares	$10,670	$22,487	$26,348	$30,696
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.18	$0.42	$0.46	$0.58
Diluted	$0.17	$0.42	$0.45	$0.57

Three Months Ended October 31, 2014 compared to Three Months Ended October 31, 2013. Our revenue increased approximately $58.3 million, or 26%, to $282.6 million in the three months ended October 31, 2014 from $224.3 million in the three months ended October 31, 2013.  In our Enterprise Intelligence segment, revenue increased approximately $39.6 million, or 31%, to $165.5 million in the three months ended October 31, 2014 from $125.9 million in the three months ended October 31, 2013.  The increase consisted of a $33.5 million increase in service and support revenue and a $6.1 million increase in product revenue.  In our Communications Intelligence segment, revenue increased approximately $21.9 million, or 31%, from $71.1 million in the three months ended October 31, 2013 to $93.0 million in the three months ended October 31, 2014.  The increase consisted of a $13.1 million increase in product revenue and an $8.8 million increase in service and support revenue. In our Video Intelligence segment, revenue decreased approximately $3.3 million, or 12%, from $27.3 million in the three months ended October 31, 2013 to $24.0 million in the three months ended October 31, 2014, primarily due to a decrease in product revenue.  For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the

Americas, EMEA, and the Asia-Pacific ("APAC") region represented approximately 53%, 33%, and 14%, respectively, of our total revenue in the three months ended October 31, 2014, compared to approximately 53%, 22%, and 25%, respectively, in the three months ended October 31, 2013. The change in the percentage of revenue by geographical region in the three months ended October 31, 2014 compared to the three months ended October 31, 2013 primarily reflected the timing of revenue recognized in those regions under several large contracts, primarily in our Communications Intelligence segment. Further details of changes in revenue are provided below.

Operating income was $24.4 million in the three months ended October 31, 2014 compared to $37.8 million in the three months ended October 31, 2013.  The decrease in operating income was primarily due to a $42.8 million increase in operating expenses, from $114.3 million to $157.1 million, partially offset by a $29.3 million increase in gross profit from $152.2 million to $181.5 million. The increase in gross profit was primarily due to increased gross profit in our Enterprise Intelligence and Communication Intelligence segments. Despite the increase in gross profit, our overall gross margin decreased from 68% in the three months ended October 31, 2013 to 64% in the three months ended October 31, 2014 primarily due to a change in the mix of services attributable to business combinations that closed subsequent to October 31, 2013 in our Enterprise Intelligence segment. The increase in operating expenses consisted of a $25.2 million increase in selling, general and administrative expense, a $12.3 million increase in net research and development expenses, and a $5.2 million increase in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $10.7 million, and diluted net income per common share was $0.17, in the three months ended October 31, 2014 compared to net income attributable to Verint Systems Inc. common shares of $22.5 million, and diluted net income per common share of $0.42, in the three months ended October 31, 2013.  The decrease was primarily due to a $13.4 million decrease in operating income, as described above, partially offset by a $1.2 million decrease in our provision for income taxes, and a $0.8 million decrease in net income attributable to noncontrolling interest, in each case, compared to the three months ended October 31, 2013. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates as noted above. When comparing average exchange rates for the three months ended October 31, 2014 to average exchange rates for the three months ended October 31, 2013, while the U.S. dollar strengthened relative to the euro, it weakened relative to the British pound sterling and our hedged Israeli shekel rate, resulting in an overall decrease in our revenue and cost of revenue and an increase in operating expenses on a U.S. dollar-denominated basis.  For the three months ended October 31, 2014, had foreign exchange rates remained unchanged from rates in effect for the three months ended October 31, 2013, our revenue would have been approximately $1.3 million higher and our cost of revenue and operating expenses would have been approximately $1.4 million lower, which would have resulted in a $2.7 million increase in operating income.

Nine Months Ended October 31, 2014 compared to Nine Months Ended October 31, 2013. Our revenue increased approximately $165.3 million, or 25%, to $816.8 million in the nine months ended October 31, 2014 from $651.5 million in the nine months ended October 31, 2013.  In our Enterprise Intelligence segment, revenue increased approximately $116.4 million, or 32%, to $481.1 million in the nine months ended October 31, 2014 from $364.7 million in the nine months ended October 31, 2013.  The increase consisted of a $101.4 million increase in service and support revenue and a $15.0 million increase in product revenue.  In our Communications Intelligence segment, revenue increased approximately $57.6 million, or 29%, from $198.6 million in the nine months ended October 31, 2013 to $256.2 million in the nine months ended October 31, 2014.  The increase consisted of a $46.7 million increase in product revenue and a $10.9 million increase in service and support revenue. In our Video Intelligence segment, revenue decreased approximately $8.7 million, or 10%, from $88.2 million in the nine months ended October 31, 2013 to $79.5 million in the nine months ended October 31, 2014, primarily due to a decrease in product revenue.  For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, EMEA, and the APAC region represented approximately 52%, 31%, and 17% of our total revenue, respectively, in the nine months ended October 31, 2014, compared to approximately 54%, 21%, and 25%, respectively, in the nine months ended October 31, 2013. The change in the percentage of revenue by geographical region in the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013 primarily reflected the timing of revenue recognized in those regions under several large contracts, primarily in our Communications Intelligence segment. Further details of changes in revenue are provided below.

Operating income was $36.8 million in the nine months ended October 31, 2014 compared to $82.8 million in the nine months ended October 31, 2013.  The decrease in operating income was primarily due to a $122.8 million increase in operating expenses, from $350.7 million to $473.5 million, partially offset by a $76.8 million increase in gross profit from $433.5 million to $510.3 million. The increase in operating expenses consisted of a $70.4 million increase in selling, general and administrative expense, a $36.5 million increase in net research and development expenses, and a $15.9 million increase in amortization of other acquired intangible assets. The increase in gross profit was primarily due to increased gross profit in our Enterprise Intelligence and Communication Intelligence segments.  Despite the increase in gross profit, our overall gross margin decreased from 67% in the nine months ended October 31, 2013 to 62% in the nine months ended October 31, 2014 due primarily to a change in the mix of services attributable to business combinations that closed subsequent to October 31, 2013 in our Enterprise Intelligence segment. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $26.3 million, and diluted net income per common share was $0.45, in the nine months ended October 31, 2014 compared to a net income attributable to Verint Systems Inc. common shares of $30.7 million, and diluted net income per common share of $0.57, in the nine months ended October 31, 2013.  The decrease in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the nine months ended October 31, 2014 was primarily due to decreased operating income, as described above, a $6.1 million increase in interest expense, and a $2.6 million increase in losses upon early retirement of debt recorded during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. These increases to net income attributable to Verint Systems Inc. common shares were partially offset by a $43.7 million decrease in our provision for income taxes (from $11.9 million expense for the nine months ended October 31, 2013 to a $31.8 million benefit for the nine months ended October 31, 2014), and a $6.3 million increase in other income, net (from a $5.0 million expense during the nine months ended October 31, 2013 to a $1.3 million net benefit during the nine months ended October 31, 2014) due primarily to a $1.5 million decrease in foreign currency losses, net, a $1.7 million increase in gains on derivative financial instruments, net, and a $3.1 million increase in other income, net (from a $2.5 million net expense to a net benefit of $0.6 million). Further details of these changes are provided below.

When comparing average exchange rates for the nine months ended October 31, 2014 to average exchange rates for the nine months ended October 31, 2013, while the U.S. dollar strengthened relative to the Australian dollar, it weakened relative to the Israeli shekel, British pound sterling and euro, resulting in an overall increase in our revenue, cost of revenue and operating expenses on a U.S. dollar-denominated basis.  For the nine months ended October 31, 2014, had foreign exchange rates remained unchanged from rates in effect for the nine months ended October 31, 2013, our revenue would have been approximately $6.8 million lower and our cost of revenue and operating expenses would have been approximately $13.8 million lower, which would have resulted in a $7.0 million increase in operating income.

As of October 31, 2014, we employed approximately 4,700 employees, including part-time employees and certain contractors, as compared to approximately 3,400 employees as of October 31, 2013.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the three and nine months ended October 31, 2014 and 2013:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2014	2013	2014 - 2013	2014	2013	2014 - 2013
Enterprise Intelligence	$165,526	$125,897	31%	$481,119	$364,693	32%
Communications Intelligence	93,040	71,130	31%	256,165	198,633	29%
Video Intelligence	24,008	27,287	(12)%	79,499	88,221	(10)%
Total revenue	$282,574	$224,314	26%	$816,783	$651,547	25%

Enterprise Intelligence Segment

Three Months Ended October 31, 2014 compared to Three Months Ended October 31, 2013. Enterprise Intelligence revenue increased approximately $39.6 million, or 31%, from $125.9 million in the three months ended October 31, 2013 to $165.5 million in the three months ended October 31, 2014.  The increase consisted of a $33.5 million increase in service and support revenue and a $6.1 million increase in product revenue.  The $33.5 million increase in service and support revenue was primarily due to an increase in our customer install base, both organically and through business combinations, and the related support revenue generated from this customer base during the three months ended October 31, 2014, as well as increased revenue from new service offerings in the three months ended October 31, 2014. The $6.1 million increase in product revenue was due to an increase in product sales to new customers during the three months ended October 31, 2014. The continued growth of service revenue is attributable to various factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in our standard arrangements, and our growing install base, both organically and as a result of business combinations. The aggregate value of executed license arrangements, which comprises the majority of our product revenue, can fluctuate from quarter to quarter.

Nine Months Ended October 31, 2014 compared to Nine Months Ended October 31, 2013. Enterprise Intelligence revenue increased approximately $116.4 million, or 32%, from $364.7 million in the nine months ended October 31, 2013 to $481.1 million in the nine months ended October 31, 2014.  The increase consisted of a $101.4 million increase in service and support revenue, and an $15.0 million increase in product revenue.  The $101.4 million increase in service and support revenue was primarily due to an increase in our customer install base, both organically and through business combinations, and the related support revenue generated from this customer base during the nine months ended October 31, 2014, as well as increased revenue from new service offerings in the nine months ended October 31, 2014. The $15.0 million increase in product revenue was due to an increase in product sales to new customers during the three months ended October 31, 2014. The continued growth of service revenue is attributable to various factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in our standard arrangements, and our growing install base, both organically and as a result of business combinations. The aggregate value of executed license arrangements, which comprises the majority of our product revenue, can fluctuate from quarter to quarter.

Communications Intelligence Segment

Three Months Ended October 31, 2014 compared to Three Months Ended October 31, 2013. Communications Intelligence revenue increased approximately $21.9 million, or 31%, from $71.1 million in the three months ended October 31, 2013 to $93.0 million in the three months ended October 31, 2014.  The increase consisted of a $13.1 million increase in product revenue and an $8.8 million increase in service and support revenue.  The increase in product revenue was primarily due to an increase in product deliveries to customers and an increase in progress realized during the current year on projects recognized using the percentage of completion ("POC") method, some of which commenced in the previous fiscal year. The increase in service and support revenue was primarily attributable to an increase in progress realized during the current year on projects recognized using the POC method, some of which commenced in the previous fiscal year, and an increase in revenue from software-as-a-service ("SaaS") offerings.

Nine Months Ended October 31, 2014 compared to Nine Months Ended October 31, 2013. Communications Intelligence revenue increased approximately $57.6 million, or 29%, from $198.6 million in the nine months ended October 31, 2013 to $256.2 million in the nine months ended October 31, 2014.  The increase consisted of a $46.7 million increase in product revenue and a $10.9 million increase in service and support revenue.  The increase in product revenue was primarily due to an increase in product deliveries to customers and an increase in progress realized during the current year on projects recognized using the POC method, some of which commenced in the previous fiscal year. The increase in service and support revenue was primarily attributable to the  increase in progress realized during the current year on projects recognized using the percentage of completion POC method, some of which commenced in the previous fiscal year, and an increase in revenue from SaaS offerings.

Video Intelligence Segment

Three Months Ended October 31, 2014 compared to Three Months Ended October 31, 2013. Video Intelligence revenue decreased approximately $3.3 million, or 12%, from $27.3 million in the three months ended October 31, 2013 to $24.0 million in the three months ended October 31, 2014.  The decrease was primarily attributable to a decrease in product deliveries to new and existing customers during the three months ended October 31, 2014 as compared to the three months ended October 31, 2013.

Nine Months Ended October 31, 2014 compared to Nine Months Ended October 31, 2013. Video Intelligence revenue decreased approximately $8.7 million, or 10%, from $88.2 million in the nine months ended October 31, 2013 to $79.5 million in the nine months ended October 31, 2014.  The decrease was primarily attributable to a $9.1 million decrease in product revenue, resulting from a decrease in product deliveries to new and existing customers during the nine months ended October 31, 2014 as compared to the nine months ended October 31, 2013.

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

The following table sets forth product revenue and service and support revenue for the three and nine months ended October 31, 2014 and 2013:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2014	2013	2014 - 2013	2014	2013	2014 - 2013
Product revenue	$118,346	$101,974	16%	$339,657	$287,189	18%
Service and support revenue	164,228	122,340	34%	477,126	364,358	31%
Total revenue	$282,574	$224,314	26%	$816,783	$651,547	25%

Product Revenue

Three Months Ended October 31, 2014 compared to Three Months Ended October 31, 2013. Product revenue increased approximately $16.3 million, or 16%, from $102.0 million for the three months ended October 31, 2013 to $118.3 million for the three months ended October 31, 2014, resulting from a $13.1 million increase in our Communications Intelligence segment and a $6.1 million increase in our Enterprise Intelligence segment, partially offset by a $2.8 million decrease in our Video Intelligence segment.

Nine Months Ended October 31, 2014 compared to Nine Months Ended October 31, 2013. Product revenue increased approximately $52.5 million, or 18%, from $287.2 million for the nine months ended October 31, 2013 to $339.7 million for the nine months ended October 31, 2014, resulting from a $46.7 million increase in our Communications Intelligence segment and a $15.0 million increase in our Enterprise Intelligence segment, partially offset by a $9.1 million decrease in our Video Intelligence segment.

For additional information see "— Revenue by Operating Segment".

Service and Support Revenue

Three Months Ended October 31, 2014 compared to Three Months Ended October 31, 2013. Service and support revenue increased approximately $41.9 million, or 34%, from $122.3 million for the three months ended October 31, 2013 to $164.2 million for the three months ended October 31, 2014.  This increase was primarily attributable to an increase of $33.5 million in our Enterprise Intelligence segment and an $8.8 million increase in our Communications Intelligence segment, partially offset by a $0.5 million decrease in our Video Intelligence segment.

Nine Months Ended October 31, 2014 compared to Nine Months Ended October 31, 2013. Service and support revenue increased approximately $112.7 million, or 31%, from $364.4 million for the nine months ended October 31, 2013 to $477.1 million for the nine months ended October 31, 2014, resulting from a $101.4 million increase in our Enterprise Intelligence segment, a $10.9 million increase in our Communications Intelligence segment, and a $0.4 million increase in our Video Intelligence segment.

For additional information see "— Revenue by Operating Segment".

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology and backlog for the three and nine months ended October 31, 2014 and 2013:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2014	2013	2014 - 2013	2014	2013	2014 - 2013
Cost of product revenue	$32,925	$33,322	(1)%	$104,524	$94,584	11%
Cost of service and support revenue	60,082	36,900	63%	178,939	115,568	55%
Amortization of acquired technology and backlog	8,096	1,935	*	23,018	7,920	*
Total cost of revenue	$101,103	$72,157	40%	$306,481	$218,072	41%

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

Three Months Ended October 31, 2014 compared to Three Months Ended October 31, 2013. Cost of product revenue decreased approximately 1% from $33.3 million in the three months ended October 31, 2013 to $32.9 million in the three months ended October 31, 2014.  Our overall product gross margins increased to 72% in the three months ended October 31, 2014 from 67% in the three months ended October 31, 2013. Product gross margins in our Enterprise Intelligence segment increased from 91% in the three months ended October 31, 2013 to 94% in the three months ended October 31, 2014 primarily due to a continued decrease in hardware sales as part of our product offering. Product gross margins in our Communications Intelligence segment increased from 58% in the three months ended October 31, 2013 to 62% in the three months ended October 31, 2014 primarily due to a change in product mix.  Product gross margins in our Video Intelligence segment increased from 56% in the three months ended October 31, 2013 to 57% in the three months ended October 31, 2014 due to a change in product mix.

Nine Months Ended October 31, 2014 compared to Nine Months Ended October 31, 2013. Cost of product revenue increased approximately 11% from $94.6 million in the nine months ended October 31, 2013 to $104.5 million in the nine months ended October 31, 2014.  Our overall product gross margins increased to 69% in the nine months ended October 31, 2014 from 67% in the nine months ended October 31, 2013. Product gross margins in our Enterprise Intelligence segment increased from 92% in the nine months ended October 31, 2013 to 94% in the nine months ended October 31, 2014 primarily due to a continued decrease in hardware sales as part of our product offering. Product gross margins in our Communications Intelligence segment increased from 55% in the nine months ended October 31, 2013 to 60% in the nine months ended October 31, 2014 primarily due to a change in product mix.  Product gross margins in our Video Intelligence segment increased from 58% in the nine months ended October 31, 2013 to 60% in the nine months ended October 31, 2014 due to a change in product mix.

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

Three Months Ended October 31, 2014 compared to Three Months Ended October 31, 2013. Cost of service and support revenue increased approximately 63% from $36.9 million in the three months ended October 31, 2013 to $60.1 million in the three months ended October 31, 2014.  Employee compensation and related expenses increased $14.7 million due primarily to increased headcount in connection with business combinations that closed subsequent to October 31, 2013. Contractor costs, travel expense, and materials expense incurred to provide services increased $2.7 million, $1.4 million, and $2.7 million, respectively, primarily due to business combinations that closed subsequent to October 31, 2013. Our overall service and support gross margins decreased from 70% in the three months ended October 31, 2013 to 63% in the three months ended October 31, 2014 primarily due to a change in the mix of services in connection with business combinations that closed subsequent to October 31, 2013 in our Enterprise Intelligence segment.

Nine Months Ended October 31, 2014 compared to Nine Months Ended October 31, 2013. Cost of service and support revenue increased approximately 55% from $115.6 million in the nine months ended October 31, 2013 to $178.9 million in the nine months ended October 31, 2014.  Employee compensation and related expenses increased $39.0 million due primarily to increased headcount in connection with business combinations that closed subsequent to October 31, 2013. Contractor costs, travel expense, and materials expense incurred to provide services increased $7.7 million, $4.0 million, and $7.8 million, respectively, primarily due to business combinations that closed subsequent to October 31, 2013. Our overall service and support gross margins decreased from 68% in the nine months ended October 31, 2013 to 62% in the nine months ended October 31, 2014 primarily due to a change in the mix of services in connection with business combinations that closed subsequent to October 31, 2013 in our Enterprise Intelligence segment.

Amortization of Acquired Technology and Backlog

Amortization of acquired technology and backlog consists of amortization of technology assets and customer backlog acquired in connection with business combinations.

Three Months Ended October 31, 2014 compared to Three Months Ended October 31, 2013. Amortization of acquired technology and backlog increased from $1.9 million in the three months ended October 31, 2013 to $8.1 million in the three months ended October 31, 2014, primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed subsequent to October 31, 2013.

Nine Months Ended October 31, 2014 compared to Nine Months Ended October 31, 2013. Amortization of acquired technology and backlog increased from $7.9 million in the nine months ended October 31, 2013 to $23.0 million in the nine months ended October 31, 2014, primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed subsequent to October 31, 2013.

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

The following table sets forth research and development, net for the three and nine months ended October 31, 2014 and 2013:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2014	2013	2014 - 2013	2014	2013	2014 - 2013
Research and development, net	$43,008	$30,704	40%	$128,408	$91,935	40%

Three Months Ended October 31, 2014 compared to Three Months Ended October 31, 2013. Research and development, net increased approximately $12.3 million, or 40%, from $30.7 million in the three months ended October 31, 2013 to $43.0 million in the three months ended October 31, 2014. The increase was primarily attributable to an $8.8 million increase in employee compensation and related expenses due primarily to an increase in employee headcount in connection with business combinations that closed subsequent to October 31, 2013 in our Enterprise Intelligence and Communication Intelligence segments. Research and development reimbursements from government programs that were received during the three months ended October 31, 2014 decreased $1.1 million compared to the three months ended October 31, 2013 due primarily to decreases of such reimbursements in our Enterprise Intelligence and Communications Intelligence segments. Stock-based compensation expense increased $0.4 million increase resulting from an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods.

Nine Months Ended October 31, 2014 compared to Nine Months Ended October 31, 2013. Research and development, net increased approximately $36.5 million, or 40%, from $91.9 million in the nine months ended October 31, 2013 to $128.4 million in the nine months ended October 31, 2014. The increase was primarily attributable to a $29.3 million increase in employee compensation and related expenses due primarily to an increase in employee headcount in connection with business combinations that closed subsequent to October 31, 2013 in our Enterprise Intelligence and Communication Intelligence segments. Contractor expense increased approximately $1.1 million due to increased use of contractors in our Communications Intelligence segment during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. Stock-based compensation expense increased $1.4 million resulting from an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three and nine months ended October 31, 2014 and 2013:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2014	2013	2014 - 2013	2014	2013	2014 - 2013
Selling, general and administrative	$102,738	$77,472	33%	$310,946	$240,540	29%

Three Months Ended October 31, 2014 compared to Three Months Ended October 31, 2013. Selling, general and administrative expenses increased approximately $25.2 million, or 33%, from $77.5 million in the three months ended October 31, 2013 to $102.7 million in the three months ended October 31, 2014. Employee compensation and related expenses increased $8.5 million primarily due to increased employee headcount in our Enterprise Intelligence and Communications Intelligence segments, as well as an increase in employee headcount for corporate support employees. Stock-based compensation expense increased $2.1 million due primarily to an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods. Sales and marketing and facilities expense increased $1.7 million and $2.1 million, respectively, due primarily to business combinations that closed subsequent to October 31, 2013. Also contributing to the increase in selling, general, and administrative expense was a $2.8 million increase in agent commissions expense in our Communication Intelligence segment, a $1.7 million increase in contractor expense due primarily to increase use of contractors for corporate support activities, and an increase in the change in fair value of our obligations under contingent consideration arrangements from a $1.9 million benefit during the three months ended October 31, 2013 to a $0.1 million expense during the three months ended October 31, 2014, resulting in a $2.0 million increase in selling, general, and administrative expense.

Nine Months Ended October 31, 2014 compared to Nine Months Ended October 31, 2013. Selling, general and administrative expenses increased approximately $70.4 million, or 29%, from $240.5 million in the nine months ended October 31, 2013 to $310.9 million in the nine months ended October 31, 2014. Employee compensation and related expenses increased $29.1 million due primarily to increased employee headcount in our Enterprise Intelligence and Communications Intelligence segments, as well as an increase in employee headcount for corporate support employees. Stock-based compensation expense increased $10.2 million due primarily to an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods. Sales and marketing expense, travel expense, and facilities expense increased $3.9 million, $4.0 million, and $5.4 million, respectively, due primarily to business combinations that closed subsequent to October 31, 2013. Also contributing to the increase in selling, general, and administrative expense was a $7.4 million increase in agent commissions expense in our Communication Intelligence segment, and a $3.3 million increase in contractor expense due primarily to increased use of contractors for corporate support activities. These increases were partially offset by a decrease of $3.5 million of expenses from special performance incentives associated with a prior period business combination included in selling, general, and administrative expenses during the nine months ended October 31, 2013 with no equivalent expenses in the nine months ended October 31, 2014.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names and non-compete agreements.
The following table sets forth amortization of other acquired intangible assets for the three and nine months ended October 31, 2014 and 2013:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2014	2013	2014 - 2013	2014	2013	2014 - 2013
Amortization of other acquired intangible assets	$11,367	$6,150	85%	$34,124	$18,193	88%

Three Months Ended October 31, 2014 compared to Three Months Ended October 31, 2013. Amortization of other acquired intangible assets increased approximately $5.2 million, or 85%, from $6.2 million in the three months ended October 31, 2013 to $11.4 million in the three months ended October 31, 2014 primarily due to amortization associated with business combinations that closed subsequent to October 31, 2013.

Nine Months Ended October 31, 2014 compared to Nine Months Ended October 31, 2013. Amortization of other acquired intangible assets increased approximately $15.9 million, or 88%, from $18.2 million in the nine months ended October 31, 2013 to $34.1 million in the nine months ended October 31, 2014 primarily due to amortization associated with business combinations that closed subsequent to October 31, 2013.

Further discussion surrounding our business combinations appears in Note 4, "Business Combinations" to our consolidated financial statements included under Item 1 of this report.

Other Income (Expense), Net

The following table sets forth total other expense, net for the three and nine months ended October 31, 2014 and 2013:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2014	2013	2014 - 2013	2014	2013	2014 - 2013
Interest income	$208	$242	(14)%	$683	$563	21%
Interest expense	(8,494)	(7,416)	15%	(28,103)	(21,987)	28%
Losses on early retirements of debt	—	—	—%	(12,546)	(9,879)	27%
Other income (expense):
Foreign currency (losses) gains	(1,949)	702	*	(1,035)	(2,504)	(59)%
Gains (losses) on derivative financial instruments, net	1,562	(721)	*	1,666	(45)	*
Other, net	554	(627)	*	635	(2,464)	*
Total other income (expense)	167	(646)	(126)%	1,266	(5,013)	(125)%
Total other expense, net	$(8,119)	$(7,820)	4%	$(38,700)	$(36,316)	7%

* Percentage is not meaningful.

Three Months Ended October 31, 2014 compared to Three Months Ended October 31, 2013. Total other expense, net, increased by $0.3 million from $7.8 million in the three months ended October 31, 2013 to $8.1 million in the three months ended October 31, 2014.

Interest expense increased to $8.5 million in the three months ended October 31, 2014 from $7.4 million in the three months ended October 31, 2013 primarily due to incremental borrowings discussed in Note 6, “Long-term Debt” to our condensed consolidated financial statements included under Item 1 of this report.

We recorded $1.9 million of net foreign currency losses in the three months ended October 31, 2014 compared to $0.7 million of net gains in the three months ended October 31, 2013.  Foreign currency losses in the three months ended October 31, 2014 resulted primarily from the strengthening of the U.S. dollar against the euro and British pound sterling, resulting in foreign currency losses on U.S. dollar-denominated net liabilities in certain entities which use the euro and British pound sterling functional currency, partially offset by foreign currency gains on Israeli Shekel-denominated net liabilities in certain entities which use a U.S. dollar functional currency due to the strengthening of the U.S. dollar against the Israeli Shekel.

In the three months ended October 31, 2014, there were net gains on derivative financial instruments (not designated as hedging instruments) of $1.6 million, compared to net losses of $0.7 million on such instruments for the three months ended October 31, 2013.  The net gains in the current year period resulted from strengthening of the hedged currencies against the functional currencies, primarily the U.S. dollar against the euro, during that period. Movements of hedged currencies against functional currencies were generally not significant during the three months ended October 31, 2013.

Other, net expense decreased to a $0.6 million net benefit in the three months ended October 31, 2014 from a $0.6 million net expense in the nine months ended October 31, 2013. The $0.6 million net benefit during the three months ended October 31, 2014 primarily consisted of sublease rental income from KANA properties acquired during the nine months ended October 31, 2014. Other, net, during the three months ended October 31, 2013 included a $1.1 million write-off of an indemnification asset associated with tax liabilities recorded in connection with the CTI Merger in the three months ended October 31, 2013.

Nine Months Ended October 31, 2014 compared to Nine Months Ended October 31, 2013. Total other expense, net, increased by $2.4 million from $36.3 million in the nine months ended October 31, 2013 to $38.7 million in the nine months ended October 31, 2014.

During the nine months ended October 31, 2014, we recorded a $12.5 million loss upon early retirement of debt. Of this amount, $7.1 million was recorded in connection with the extinguishment of the March 2013 Term Loans, and $5.5 million was recorded in connection with the retirement of $530.0 million of the February 2014 Term Loans and March 2014 Term Loans. During the nine months ended October 31, 2013, we recorded a $9.9 million loss upon early retirement of debt, which primarily related to the extinguishment of the April 2011 Term Loans.  Further discussion regarding our Credit Agreement appears in Note 6, “Long-term Debt” to our condensed consolidated financial statements included under Item 1 of this report.

Interest expense increased to $28.1 million in the nine months ended October 31, 2014 from $22.0 million in the nine months ended October 31, 2013 primarily due to incremental borrowings discussed in Note 6, “Long-term Debt” to our condensed consolidated financial statements included under Item 1 of this report.

We recorded $1.0 million of net foreign currency losses in the nine months ended October 31, 2014 compared to $2.5 million of net losses in the nine months ended October 31, 2013.  Foreign currency losses in the nine months ended October 31, 2014 resulted primarily from the strengthening of the U.S. dollar against the euro, British pound sterling, and Japanese yen, resulting in foreign currency losses on U.S. dollar-denominated net liabilities in certain entities which use the euro, British pound sterling, and Japanese yen functional currency, partially offset by foreign currency gains on Israeli Shekel-denominated net liabilities in certain entities which use a U.S. dollar functional currency due to the strengthening of the U.S. dollar against the Israeli Shekel.

In the nine months ended October 31, 2014, there were net gains on derivative financial instruments (not designated as hedging instruments) of $1.7 million, compared to nominal losses on such instruments for the nine months ended October 31, 2013.  The net gains in the current year resulted from strengthening of the hedged currencies against the functional currencies, primarily the U.S. dollar against the euro, during that period. Movements of hedged currencies against functional currencies were generally not significant during the nine months ended October 31, 2014.

Other, net was a $0.6 million net benefit in the nine months ended October 31, 2014 compared to a $2.5 million net expense in the nine months ended October 31, 2013. The $0.6 million net benefit during the nine months ended October 31, 2014 primarily consisted of sublease rental income from KANA properties acquired during the nine months ended October 31, 2014. Other, net, during the nine months ended October 31, 2013 included a $1.1 million write-off of an indemnification asset associated with tax liabilities recorded in connection with the CTI Merger in the nine months ended October 31, 2013.

Provision for (Benefit from) Income Taxes

The following table sets forth our provision for (benefit from) income taxes for the three and nine months ended October 31, 2014 and 2013:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2014	2013	2014 - 2013	2014	2013	2014 - 2013
Provision for (benefit from) income taxes	$4,766	$5,957	(20)%	$(31,788)	$11,869	*

* Percentage is not meaningful.

Three Months Ended October 31, 2014 compared to Three Months Ended October 31, 2013. Our effective income tax rate was 29.3% for the three months ended October 31, 2014, compared to an effective income tax rate of 19.8% for the three months ended October 31, 2013.  For the three months ended October 31, 2014, the effective income tax rate was significantly affected by the mix and levels of income and losses among taxing jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was higher than our domestic losses where we maintain valuation allowances and did not record the related tax benefits. The result was an income tax expense of $4.8 million on pre-tax income of $16.2 million, resulting in an effective income tax rate of 29.3%.

For the three months ended October 31, 2013, our effective income tax rate was significantly impacted by the level and mix of income and losses by jurisdiction. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was higher than our domestic losses where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $6.0 million on pre-tax income of $30.0 million, which resulted in an effective income tax rate of 19.8%.

Nine Months Ended October 31, 2014 compared to Nine Months Ended October 31, 2013. Our effective income tax benefit rate was 1,694.5% for the nine months ended October 31, 2014, compared to an effective income tax rate of 25.5% for the nine months ended October 31, 2013.  For the nine months ended October 31, 2014, we recorded an income tax benefit of $31.8 million on a pre-tax loss of $1.9 million. The effective income tax rate was significantly impacted by an income tax benefit recorded in the quarter ended April 30, 2014 attributable to the release of $45.2 million of Verint valuation allowances. We maintain valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions. In connection with the acquisition of KANA during the quarter ended April 30, 2014, we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, we reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded. Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit and not as a component of the KANA acquisition accounting. The result was a $31.8 million benefit for income taxes on a pre-tax loss of $1.9 million, which represented an effective benefit rate of 1,694.5%. The effective income tax benefit rate was also affected by the mix and levels of income and losses among taxing jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was slightly less than our domestic losses where we maintain valuation allowances and did not record the related tax benefits. Excluding the income tax benefit attributable to the valuation allowance release, the result for the nine months ended October 31, 2014 was an income tax provision of $13.4 million on a pre-tax loss $1.9 million, resulting in a negative effective income tax rate of 713.4%.

For the nine months ended October 31, 2013, the effective income tax rate was significantly impacted by the level and mix of earnings and losses by jurisdiction. The effective income tax rate was also reduced because CTI received a favorable ruling from the Internal Revenue Service which resulted in adjustments to deferred taxes and an indemnified tax liability. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was higher than our domestic losses where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $11.9 million on pre-tax income of $46.5 million, which resulted in an effective income tax rate of 25.5%.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We have used cash as consideration for substantially all of our historical business acquisitions, including approximately $517 million of net cash expended to acquire KANA in February 2014, funded through a combination of cash on hand, and as described above, incremental term loans and borrowings under our 2013 Revolving Credit Facility. During the nine months ended October 31, 2014, we also expended approximately $84 million of cash on hand to acquire UTX.

We continually examine our options with respect to terms and sources of existing and future long and short-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise additional equity or debt capital in the capital markets.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (including any long-term portions) held by our subsidiaries outside the United States were $248.5 million and $268.6 million as of October 31, 2014 and January 31, 2014, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in company growth initiatives, including business acquisitions. Cash on hand in the United States was utilized to fund a portion of the purchase price for KANA, and cash on hand outside of the United States was utilized to fund the purchase price for UTX. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months and for the foreseeable future.

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

The following table sets forth our cash and cash equivalents, restricted cash and bank time deposits, short-term investments and long-term debt as of October 31, 2014 and January 31, 2014:

	October 31,	January 31,
(in thousands)	2014	2014
Cash and cash equivalents	$192,335	$378,618
Restricted cash and bank time deposits	$39,930	$6,423
Short-term investments	$40,136	$32,049
Long-term debt:
Gross long-term debt	$811,176	$645,212
Unamortized debt discounts	(76,824)	(2,827)
Net long-term debt	$734,352	$642,385

At October 31, 2014, our cash and cash equivalents totaled $192.3 million, a decrease of $186.3 million from $378.6 million at January 31, 2014. During the nine months ended October 31, 2014, we expended approximately $185 million of cash on hand for three business acquisitions, including associated financing fees.

The increase in unamortized debt discounts at October 31, 2014, compared to January 31, 2014, resulted from a discount recorded on our 1.50% convertible senior notes, which were issued in June 2014, further details regarding which appear in Note 6, "Long-Term Debt" to our condensed consolidated financial statements included under Item 1 of this report.

During the nine months ended October 31, 2014, our operating activities generated $90.2 million of cash, our financing activities generated $396.9 million of net cash, and our investing activities used $671.6 million of net cash. Further discussion of these items appears below.

Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the nine months ended October 31, 2014 and 2013:

	Nine Months Ended October 31,
(in thousands)	2014	2013
Net cash provided by operating activities	$90,241	$115,019
Net cash used in investing activities	(671,585)	(143,157)
Net cash provided by financing activities	396,919	55,402
Effect of exchange rate changes on cash and cash equivalents	(1,858)	223
Net (decrease) increase in cash and cash equivalents	$(186,283)	$27,487

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, adjusted for non-cash items, and working capital changes. Operating activities generated $90.2 million of net cash during the nine months ended October 31, 2014, compared to $115.0 million generated during the nine months ended October 31, 2013. Operating cash flow for the nine months ended October 31, 2014, compared to the prior-year nine-month period, was adversely impacted by $5.0 million of higher interest payments, as well as net income tax payments of $10.3 million, compared to net income tax refunds of $6.5 million in the prior-year nine-month period. Excluding payments or refunds of interest and income taxes, net cash provided by operating activities was $123.3 million for the nine months ended October 31, 2014, compared to $126.3 million for the nine months ended October 31, 2013. Operating activity cash flow for the nine months ended October 31, 2013 included the payment of a $7.2 million investment banking fee associated with the CTI Merger.

The modestly lower operating cash flow, excluding the impact of interest and income taxes, resulted primarily from increases in working capital during the nine months ended October 31, 2014, including a $41.7 million increase in accounts receivable. Our operating cash flow can vary from period to period depending upon the timing of collections from customers and payments to suppliers.

Net Cash Used in Investing Activities

During the nine months ended October 31, 2014, our investing activities used $671.6 million of net cash, the primary component of which was $602.9 million of net cash utilized for business acquisitions, including KANA in February 2014 and

UTX in March 2014. We also had a $37.0 million increase in restricted cash and bank time deposits during this period. Restricted cash and bank time deposits are typically short-term deposits used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period. The increase in restricted cash and bank time deposits during the nine months ended October 31, 2014 reflected deposits associated with several large sales contracts. In addition, we made $20.3 million of payments for property, equipment, and capitalized software development costs, and made $9.8 million of net purchases of short-term investments, during the period.

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

As of October 31, 2014, we had no significant capital expenditure commitments.

Net Cash Provided by Financing Activities

For the nine months ended October 31, 2014, our financing activities provided $396.9 million of net cash. In connection with the February 3, 2014 acquisition of KANA, we incurred $300.0 million of incremental term loans and borrowed $125.0 million under our 2013 Revolving Credit Facility. Additionally, in March 2014, we incurred $643.5 million of new term loans, the proceeds of which were used to repay $643.5 million of prior term loans. In June 2014, we completed concurrent public offerings of 5,750,000 shares of our common stock, gross proceeds from which were $274.6 million, and $400.0 million in aggregate principal amount of 1.50% convertible senior notes due June 1, 2021. We used $15.6 million of the net proceeds from these offerings to pay the net costs of an arrangement consisting of the purchase of call options and the sale of warrants to purchase our common stock, the intent of which is to reduce the potential dilution to our common stock upon conversion of the Notes. We used the majority of the remainder of the net proceeds to retire $530.0 million of the February 2014 Term Loans and March 2014 Term Loans, and all $106.0 million of then-outstanding borrowings under the 2013 Revolving Credit Facility. In connection with these various financing activities, we paid $29.2 million of debt and equity issuance costs, including underwriting discounts and commissions associated with the public offerings. Other financing activities during the nine months ended October 31, 2014 included payments of $8.7 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, the receipt of $13.1 million of proceeds from exercises of stock options, and payments of $2.2 million for purchases of treasury stock.

For the nine months ended October 31, 2013, our financing activities provided $55.4 million of net cash. During this period, we borrowed $646.7 million under our Credit Agreement (gross borrowings of $650.0 million, reduced by a $3.3 million original issuance discount), repaid $576.0 million of outstanding borrowings under the Credit Agreement, and paid $7.8 million of related debt issuance costs. We also received $10.4 million of cash in connection with the CTI Merger during this period. Other financing activities during the nine months ended October 31, 2013 included payments of $16.1 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and the receipt of $6.4 million of proceeds from exercises of stock options.

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
As of October 31, 2014, the Notes were not convertible.

Note Hedges and Warrants

Concurrently with the issuance of the Notes, we entered into convertible note hedge transactions (the “Note Hedges”) and sold warrants (the “Warrants”). The combination of the Note Hedges and the Warrants serves to increase the effective initial conversion price for the Notes to $75.00 per share. The Note Hedges and Warrants are each separate instruments from the Notes.
Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of October 31, 2014, we had not purchased any shares under the Note Hedges.
Warrants
We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of October 31, 2014, no Warrants had been exercised and all Warrants remained outstanding.
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
As of October 31, 2014, we had an aggregate $411.1 million of February 2014 Term Loans and March 2014 Term Loans outstanding, bearing interest at an annual rate of 3.50%. Following the partial retirements of the term loans in June 2014, there are no scheduled principal payments on the term loans until August 2016. The vast majority of the term loans are due upon maturity in September 2019. There were no outstanding borrowings under the 2013 Revolving Credit Facility at October 31, 2014.

The 2013 Revolving Credit Facility contains a financial covenant that requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 5.00 to 1 until January 31, 2016 and no greater than 4.50 to 1 thereafter (the "Leverage Ratio Covenant"). At October 31, 2014, our consolidated leverage ratio was approximately 2.5 to 1 compared to a permitted consolidated leverage ratio of 5.00 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $136.0 million the minimum EBITDA required to satisfy the Leverage Ratio Covenant given our outstanding debt as of such date.

Contractual Obligations

Our Annual Report on Form 10-K for the year ended January 31, 2014 includes a table summarizing our contractual obligations of approximately $909 million as of January 31, 2014, including approximately $788 million for long-term debt obligations, including projected future interest. This table appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report. As described above under "Financing Arrangements", during the nine months ended October 31, 2014, we incurred additional long-term debt in connection with our acquisition of KANA, executed several amendments to our Credit Agreement, issued the Notes, issued common stock, and repaid a portion of our outstanding indebtedness. As a result, our long-term debt obligations, including projected future interest, have increased from approximately $788 million at January 31, 2014 to approximately $927 million at October 31, 2014. Details regarding our long-term debt obligations are provided in Note 6, "Long-Term Debt" to our condensed consolidated financial statements included under Item 1 of this report.

Additional operating lease obligations that we assumed upon the February 3, 2014 acquisition of KANA and March 31, 2014 acquisition of UTX were less than $10.0 million and are not included in the contractual obligations table in our Annual Report on Form 10-K for the year ended January 31, 2014.

Other than the impact of the transactions described above, we believe that our contractual obligations and commercial commitments did not materially change during the nine months ended October 31, 2014.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the nine months ended October 31, 2014, we made $10.0 million of payments under contingent consideration arrangements. As of October 31, 2014, potential future cash payments and earned consideration expected to be paid subsequent to October 31, 2014 under contingent consideration arrangements total $34.9 million, the estimated fair value of which was $12.8 million, including $4.4 million reported in accrued expenses and other current liabilities, and $8.4 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2019.

Off-Balance Sheet Arrangements

As of October 31, 2014, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The provisions of ASU No. 2014-15 are effective for annual periods ending after December 15, 2016 and for annual and interim periods thereafter, and early adoption is permitted. The adoption of ASU No. 2014-15 is not expected to have a material effect on our future condensed consolidated financial statements.

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

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2014 provides detailed quantitative and qualitative discussions of the other market risks affecting our operations. Other than the market risks associated with our Notes as discussed above, we believe that our market risk profile did not materially change during the nine months ended October 31, 2014.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2014, our disclosure controls and procedures were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In evaluating whether there were any reportable changes in our internal control over financial reporting during the three months ended October 31, 2014, we determined, with the participation of our Chief Executive Officer and Chief Financial Officer, that there were no changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below with respect to our new operations resulting from the acquisition of KANA.

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

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2014. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended January 31, 2014, which could materially affect our business, financial condition, or operating results. The risks described below and in our Annual Report on Form 10-K for the year ended January 31, 2014 are not the only risks facing us, however. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

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

At October 31, 2014, we had total outstanding indebtedness of approximately $811.1 million under our Credit Agreement and the Notes, meaning that we are significantly leveraged. Our leverage position may, among other things:

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

VERINT SYSTEMS INC.

December 3, 2014	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

December 3, 2014	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)