Form 10-K
period 2015-01-31
VERINT SYSTEMS INC
filed 2015-03-27
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2014) was approximately $2,832,767,000.

There were 60,904,912 shares of the registrant’s common stock outstanding on March 13, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2015, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

•
risks associated with our ability to keep pace with technological changes, new customer challenges, and evolving industry standards in our product offerings, adapt to changing market potential from area to area within our markets and successfully develop, launch, and drive demand for new, innovative, high-quality products that meet or exceed customer needs;

•	risks due to aggressive competition in all of our markets, including with respect to maintaining margins and sufficient levels of investment in our business;

•	risks created by the continued consolidation of our competitors or the introduction of large competitors in our markets with greater resources than we have;

•
risks associated with our ability to successfully compete for, consummate, and implement mergers and acquisitions, including risks associated with valuations, capital constraints, costs and expenses, maintaining profitability levels, expansion into new areas of growth, management distraction, post-acquisition integration activities, and potential asset impairments;

•
risks relating to our ability to effectively and efficiently enhance our existing operations and execute on our growth strategy, including managing investments in our business and operations and enhancing and securing our internal and external operations;

•
risks associated with our ability to effectively and efficiently allocate limited financial and human resources to business, development, strategic, or other opportunities that may not come to fruition or produce satisfactory returns;

•	risks that we may be unable to establish and maintain relationships with key resellers, partners, and systems integrators;

•	risks associated with the mishandling or perceived mishandling of sensitive or confidential information, security lapses, or with information technology system failures or disruptions;

•
risks associated with our significant international operations, including, among others, in Israel, Europe, and Asia, exposure to regions subject to political or economic instability, and fluctuations in foreign exchange rates;

•	risks associated with a significant amount of our business coming from domestic and foreign government customers, including the ability to maintain security clearances for certain projects;

•	risks associated with complex and changing local and foreign regulatory environments in the jurisdictions in which we operate;

•	risks associated with our ability to retain and recruit qualified personnel in regions in which we operate, especially in new markets and growth areas we may enter;

ii

•
challenges associated with selling sophisticated solutions, long sales cycles, and emphasis on larger transactions, including in assisting customers in realizing the benefits of our solutions and in accurately forecasting revenue and expenses and in maintaining profitability;

•
risks that our intellectual property rights may not be adequate to protect our business or assets or that others may make claims on our intellectual property or claim infringement on their intellectual property rights;

•	risks that our products may contain defects or may be vulnerable to cyber-attacks, which could expose us to substantial liability;

•
risks associated with our reliance on third-party suppliers, partners, or original equipment manufacturers ("OEMs") for certain components, products, or services, including companies that may compete with us or work with our competitors;

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

•
risks relating to the adequacy of our existing infrastructure, systems, processes, policies, procedures, and personnel and our ability to successfully implement and maintain adequate systems and internal controls for our current and future operations and reporting needs, including related risks of financial statement omissions, misstatements, restatements, or filing delays; and

•	risks associated with changes in our tax position.

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

Actionable Intelligence is a necessity in a dynamic world of massive information growth because it empowers organizations with crucial insights and enables decision makers to anticipate, respond, and take action. With Verint solutions and value-added services, organizations of all sizes and across many industries can make more timely and effective decisions. Today, more than 10,000 organizations in over 180 countries, including over 80 percent of the Fortune 100, use Verint solutions to improve enterprise performance and make the world a safer place. Verint’s vision is to create A Smarter World with Actionable Intelligence®.

Our Actionable Intelligence solutions help organizations address three important challenges: Customer Engagement Optimization; Security Intelligence; and Fraud, Risk and Compliance. We help our customers capture large amounts of information from numerous data types and sources, use analytics to glean insights from the information, and leverage the resulting Actionable Intelligence to help achieve their customer engagement, enhanced security, and risk mitigation goals.

We have established leadership positions in our respective markets by developing highly-scalable, enterprise-class solutions with advanced, integrated analytics for both unstructured and structured information. Our innovative solutions are developed by a large research and development (“R&D”) team comprised of more than 1,500 professionals and backed by more than 700 patents and patent applications worldwide. To help our customers maximize the benefits of our technology over the solution lifecycle and provide a high degree of flexibility, we offer a broad range of services-such as strategic consulting, implementation services, training, maintenance, and 24 x 7 support, as well as a broad range of deployment models, including on premises, hosted, managed services, and software as a service (“SaaS”).

Headquartered in Melville, New York, we support our customers around the globe directly and with an extensive network of selling and support partners.

Company Background

We were incorporated in Delaware in February 1994, and in 2014, celebrated our 20th anniversary. Our initial public offering (“IPO”) took place in May 2002. Over the last decade, we have grown our revenue every year and expanded our portfolio of Actionable Intelligence solutions through a combination of organic innovation and acquisitions.

We have three operating segments: Enterprise Intelligence Solutions™ (“Enterprise Intelligence”), Communications and Cyber Intelligence Solutions™ (“Communications Intelligence”), and Video and Situation Intelligence Solutions™ (“Video Intelligence”), each of which is described in greater detail below and in “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report. See also Note 18, “Segment, Geographic, and Significant Customer Information” to our consolidated financial statements included under Item 8 of this report for additional information and financial data about each of our operating segments and geographic regions. Our acquisition of KANA Software Inc. (together with its parent company and subsidiaries, “KANA”) in February 2014 for net cash consideration of $516.6 million is described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Notable Developments During the Year Ended January 31, 2015” included under Item 7 of this report and our acquisitions of CTI and KANA are both described in greater detail in Note 4, “Business Combinations” to our consolidated financial statements included under Item 8 of this report.

Through our website at www.verint.com, we make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports, filed or furnished by us pursuant to Section 13(a) or Section 15(d) of the Exchange Act, free of charge, as soon as reasonably practicable after we file such materials with, or furnish such materials to, the Securities and Exchange Commission (“SEC”). Our website address set forth above is not intended to be an active link and information on our website is not incorporated in, and should not be construed to be a part of, this report.

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

Verint has been focused on Actionable Intelligence for more than a decade. Our solutions address three areas of the market:

•
Customer Engagement Optimization—solutions that help organizations enrich customer interactions, improve business processes, and optimize their workforces in order to enhance loyalty, increase revenue, mitigate risk, and manage operational costs.

•	Security Intelligence—solutions that help organizations prevent, detect, neutralize, and investigate crime, terror, and cyber threats, as well as protect people and property.

•
Fraud, Risk and Compliance—solutions that help organizations prevent loss; comply with regulations; investigate cyber, retail, and financial crime; and ensure continuity of business and protect private information.

To address the Actionable Intelligence market, over the last decade, we have spent more than $1.0 billion in R&D, creating the foundation for Verint’s advanced Actionable Intelligence platform. We use our Actionable Intelligence platform internally to efficiently develop innovative, highly-scalable, enterprise-class analytical solutions for the markets we serve. We define our platform as having the following four components:

•
Data Capture—Verint’s Actionable Intelligence platform enables the capture of a wide range of data, including both structured and unstructured data such as operational, transactional, network, and web data. It is designed to support big data applications which depend on the ability to capture, store, and manage very large data sets from multiple data sources.

•
Data Processing—Verint’s Actionable Intelligence platform facilitates the process of taking structured and unstructured data from multiples sources and cleanses, fuses, and prepares the data for analysis. This data processing stage is particularly important in applications that require data capture and fusion from multiple sources, different systems, and numerous environments.

•
Data Analysis—Verint’s Actionable Intelligence platform enables the use of a wide range of analytical engines for data analytics, including classification, correlation, anomaly detection, identity extraction, behavioral analysis, and predictive analytics. Big data analysis is a crucial step in identifying critical insights that otherwise might not be intuitive.

•
Data Visualization—Verint’s Actionable Intelligence platform facilitates the presentation of crucial insights from the data to decision makers and the provision of workflow, collaboration, and case management capabilities so they can act appropriately. The platform supports many use cases, and the type of data visualization used for delivering actionable insights to users can be optimized based on the specific user environment.

Customer Engagement Optimization

We are a leading provider of Customer Engagement Optimization software and services that help organizations transform customer engagements to drive better business outcomes by enhancing loyalty, increasing revenue, mitigating risk, and managing operational costs. Our Customer Engagement Optimization solutions provide our customers with Actionable Intelligence to enrich customer interactions, improve business processes, and optimize the workforce in order to achieve important strategic objectives. These solutions are implemented in industries that have significant customer service operations, such as insurance, banking and brokerage, telecommunications, media, retail, public services, and hospitality.

Historically, as organizations have looked to engage with their customers more effectively and address evolving communication channels and changing expectations, they have had to purchase multiple point solutions from different vendors, creating integration challenges. Even if such point solutions were able to be integrated, we believe they often do not work together optimally or in a unified manner. As a result, we believe that organizations can benefit from deploying a comprehensive Customer Engagement Optimization solution that includes customer analytics, engagement management, and enterprise workforce optimization capabilities, all from a single provider. As organizations take a more strategic approach to customer sales and service, they will be better positioned to gain a competitive advantage, build more meaningful customer and employee engagement, reduce operating costs, and increase revenue and customer loyalty.

We believe the key trends driving demand for Customer Engagement Optimization solutions include:

•
Evolving Customer Expectations. Customers expect a more personalized and consistent experience across service channels. The manner in which consumers obtain customer service has evolved from traditional call centers and in-store visits, to multichannel customer engagement centers that include web self-service and digital communications, such as email, chat, and social media. Today, consumers select service channels based on a number of factors, including which channels are available, their experiences with those channels, personal preference, and the type of service issue at hand. Often they use multiple channels for the same service-related issue, initially starting with a digital channel and ending with the call center or vice versa. Consumer expectations are changing rapidly as organizations provide them with more interaction channels than ever before. We believe consumers have come to expect a consistent, contextual, and personalized experience across these channels, and therefore, organizations are seeking Customer Engagement Optimization solutions to achieve better business outcomes.

•
Evolving Employee Expectations. Employee expectations are also evolving. Employees want their voices to be heard and their opinions to be taken into account. They want their skills and preferences to be considered and leveraged, and they want to be able to do the right thing for the customer. Studies from the industry analyst community have reinforced the impact of an engaged and empowered workforce, finding that when it comes to serving customers, happier, more empowered employees can have a significant impact not only on the customer experience, but also a company’s financial performance. We believe that this can be a significant differentiator for organizations that chose to act on these findings and that Customer Engagement Optimization solutions can play an important role in helping organizations train and develop employees and seek, analyze, and act on their opinions and feedback, and can contribute to a culture of empowerment, customer centricity, and continuous improvement.

•
Evolving Customer-Centric Organizations. Customer-centric organizations are increasingly looking to aggregate, analyze, and act on big data to enhance operational efficiencies, build customer loyalty, and drive profitability. Today’s organizations have a significant amount of structured and unstructured customer, workforce, and other business data that is generated from numerous departments and multiple systems across the enterprise. We believe that customer-centric organizations are increasingly seeking Customer Engagement Optimization solutions that allow them to collect and analyze intelligence across different service channels to gain a better understanding of the performance of their workforce, the effectiveness of their service processes, the quality of their interactions, and changing customer behaviors. When captured, analyzed, and acted upon, organizations can use this Actionable Intelligence to help achieve important strategic objectives, such as optimizing customer engagement, gaining a holistic view of customer service effectiveness, enhancing loyalty, maximizing revenue, reducing operational costs, and mitigating risk.

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

We believe that the key trends driving demand for Security Intelligence solutions include:

•
Cyber Security—increasing frequency and complexity of cyber-attacks. As overall awareness of cyber risks has increased over the years, so have the investments made by many organizations seeking greater protection from these risks. However, despite investments in perimeter security and point solutions to address specific network and end-point vulnerabilities, there have been many reported incidents of successful cyber-attacks, demonstrating that legacy approaches are often not sufficient in protecting against these evolving and advanced threats. Organizations today face the challenge of an increasing level of sophistication and volume of cyber-attacks. We believe this trend will continue and that many organizations are unprepared to protect themselves against such attacks. We believe that cyber-attacks will become more targeted and sophisticated and that government and commercial organizations need an integrated cyber security platform for better protection through Actionable Intelligence capabilities. Such capabilities include better detection of threats through the tight integration of multiple point solutions and better protection through improved unified workflows and analytics-based investigative capabilities.

•
Communications Intelligence—increasing complexity of communications networks and demand for advanced intelligence and investigative solutions. Law enforcement, national security, and intelligence agencies worldwide are responsible for investigations related to criminal activities, national security, terrorist networks, drug trafficking, financial crimes, and other illegal activities. Such investigations require highly complex methods and often involve collecting and analyzing information from multiple sources, including communications networks. Further, in many countries, communications service providers are mandated by government regulation to satisfy certain technical requirements for delivering communication content and data to law enforcement and government authorities, and we believe that the increasing complexity of and technological challenges present in communications networks coupled with the need for communications intelligence are creating demand for Actionable Intelligence solutions.

•
Situational Awareness—demand for innovative, integrated solutions that combine physical security and intelligence to better anticipate and respond to security threats. Government and commercial organizations, in connection with safe city, border control, transportation security, critical infrastructure, and other large-scale security initiatives, are interested in improving security by deploying innovative security solutions that enhance situational awareness while fusing data from a wide range of security systems, including video and non-video sensors—such as audio, social media, access control, and intrusion detection. By aggregating data from multiple sensors, situational awareness solutions enable efficient information correlation and analysis; rapid, rules-based alerts and action; and the ability to share information easily within and across agencies to facilitate timely response and investigation.

Fraud, Risk, and Compliance

Verint is an innovator and global provider of Fraud, Risk, and Compliance solutions. Our solutions are implemented across many industries, including financial services, retail, and telecommunications service providers.

We believe that enterprise organizations are looking to generate Actionable Intelligence to identify and prevent fraud, mitigate risk, and help ensure compliance with legal, regulatory, and internal requirements. Organizations across industries face the challenge of identifying fraud and non-compliance driven by the significant growth in information and the development of more sophisticated methods of intrusion that require advanced solutions to detect, mitigate, and prevent such breaches. The consequences of fraud and non-compliance extend far beyond direct financial loss to serious risks associated with information breaches that can harm both customers and organizations, leading to reputation damage, customer attrition, and in some cases significant fines and personal liability for responsible individuals.

We believe that the key trends driving demand for Fraud, Risk, and Compliance solutions include:

•
Ongoing fraud intensified by new vulnerabilities and sophisticated methods of attack. Fraud can take different forms across industries, and organizations must be prepared to address these risks effectively. Many of these risks are fueled by new system vulnerabilities and the rise of more sophisticated methods of attack. For example, in financial services, call center fraud has driven the demand for new solutions based on voice biometrics and predictive analytics to help authenticate customers. In retail, where profit margins are typically narrow, organizations are seeking solutions to investigate suspicious activities and reduce theft in their stores. We believe that organizations are seeking new analytical solutions that can analyze a wide range of information to better mitigate fraud and effectively manage risk.

•
Organizations seeking innovative solutions to respond to rapidly-evolving legal and regulatory compliance requirements. Financial and other regulations—such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the Payment Card Industry Data Security Standard (PCI DSS)—present tremendous compliance challenges. Consumer financial protection requirements continue to increase across the globe, with costly, large-scale remediation activities and significant financial penalties mandated for infractions. While organizations often have detailed processes and procedures for their employees to follow in support of regulatory requirements, we believe that many lack the tools to adequately capture and analyze the information they need, exposing these organizations to significant risk. We believe that organizations are looking to evolve their practices and tools that support these areas, and that new, sophisticated compliance solutions can help them address these requirements, mitigate risks, and make the necessary adjustments as regulations and other requirements continue to evolve.

•
Organizations seeking innovative solutions to identify, prevent, and manage operational risks in a globally distributed organization. Today, organizations are challenged to improve their risk assessment, management, and mitigation capabilities across their global, distributive operations.  As a result, we believe organizations are seeking innovative solutions that aggregate risk-related data across disparate systems, enabling them to analyze and identify operational and strategic risk, and then prioritize, act upon, and mitigate such risks.

Our Strategy

Our strategy to further enhance our position as a leading provider of Actionable Intelligence solutions worldwide includes the following key elements:

•
Continue to drive the development of Actionable Intelligence solutions for unstructured data. We were a pioneer in the development of solutions that help commercial businesses and governmental organizations derive intelligence from both structured and unstructured data. We intend to continue to drive the adoption of our Actionable Intelligence vision and solutions by building the Verint brand; expanding our portfolio of Customer Engagement Optimization, Security Intelligence, and Fraud, Risk, and Compliance solutions delivered from a single provider; leveraging our large install base of customers; and offering services that help our customers maximize their investments in our solutions.

•
Maintain market leadership through innovation and customer centricity. We believe that to compete successfully we must continue to introduce solutions that better enable customers to derive Actionable Intelligence from their structured and unstructured data. In order to do this, we intend to continue to make significant investments in research and development, protect our intellectual property through patents and other means, and maintain regular dialog with our customer base in order to anticipate and understand their business objectives, challenges, and requirements.

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

Our Operating Segments

We conduct our business through three operating segments—Enterprise Intelligence, Communications and Cyber Intelligence, and Video and Situation Intelligence. Organizing our business through three operating segments allows us to align our resources and domain expertise to more effectively address the Actionable Intelligence market. We address the Customer Engagement Optimization market opportunity through solutions from our Enterprise Intelligence segment. We address the Security Intelligence market opportunity through solutions from our Communications and Cyber Intelligence segment and Video and Situation Intelligence segment, and we address the Fraud, Risk and Compliance market opportunity through solutions from all three operating segments. Below is a summary of the solutions included in each of our segments. These include solutions that we have sold in the past and new solutions introduced during the year.

The Enterprise Intelligence Segment
Our Enterprise Intelligence solutions are summarized in the following table.

SOLUTION	DESCRIPTION
Engagement Analytics
Provides Actionable Intelligence by correlating customer interactions and behaviors, and the journeys customers take across the array of channels they use to connect with organizations. Delivers analysis through dynamic dashboards, data visualization tools, and engagement capabilities.

Speech Analytics
Provides a fast, smart, and accurate solution for analyzing and categorizing call recordings according to each organization’s challenges and objectives, and proactively identifying root cause of issues.

Text Analytics	Analyzes text-based communications, including survey verbatims, postings on social media sites, and customer service chat sessions.
Enterprise Feedback Management
Provides an enterprise-class platform to help organizations gain a complete view into the perceptions, opinions, and intentions of their customers and employees via surveys delivered via email, web, SMS, IVR, and mobile devices.

Identity Authentication and Fraud Detection
Combines recorder-embedded “passive” voice biometrics technology with unique predictive analytics to screen calls against databases of both customer and fraudster “voiceprints.” Helps improve the customer experience by authenticating legitimate customers faster, reducing call handling and fraud-related losses.

Employee Desktop
Unifies the employee’s desktop by placing, in one location, all the customer contextual information and business process driven-knowledge that an agent or employee needs for omnichannel interactions, so they do not have to toggle between multiple screens.

Case Management	Tracks the progress of customer and internal issues as they are resolved between various parties in the organization, and enables enforcement and measurement of compliance and quality.
Knowledge Management
Intelligently delivers complete and contextual answers to employees during an interaction and/or to consumers over web self-service. Reduces effort and saves time for employees and consumers with automated search results based on the context of an interaction.

Email and Whitemail Management	Enables organizations to respond faster to customer emails, letters, and faxes, using less agent time and reducing backlog of unanswered inquiries and unhappy customers.
Web Self-Service	Enables consumers to accomplish many tasks on their own without direct interaction with customer service representatives.
Live Chat and Co-Browse
Enables employees to help online customers when they need it the most-in real time via web chat. Enables employees to help customers navigate the organization‘s website to complete self-service transactions, or simply help them find what they are looking for. Both live chat and co-browse solutions help customers complete their transactions at the most critical junctures and reduce transaction abandonment.

Social Engagement	Enables agents to leverage their knowledge base, case management and other support tools to address customer issues and concerns expressed in social media.
Customer Communities
Enables organizations to set up and manage public and private communities and forums on behalf of their customers, partners, and employees in which knowledge sharing and collaboration can occur as a high-value, low-effort customer engagement channel.

Quality Management
Provides sophisticated interaction assessment functionality, including intelligent evaluation forms and automatic delivery of calls for evaluation according to quotas or contact-related criteria. Enables organizations to deliver customer-driven quality by evaluating employees using more interactions that are of high business value and relevance.

Recording	Reliably and securely captures, encrypts, archives, searches, and replays audio and screen interactions for compliance, liability protection, quality management and analytics purposes.
Workforce Management
Enables organizations to efficiently plan, forecast, and schedule employees to meet service level goals by leveraging a unified, enterprise workforce management solution that provides visibility into and singularly manages the work, the people, and the processes across customer touchpoints in the contact center, back-office and branch operations.

Desktop and Process Analytics
Enables organizations to monitor and improve employee performance by capturing and measuring their desktop application activities. Provides objective and unbiased visibility into how work is performed at the employee desktop. Facilitates process automation and privacy, and delivers real-time guidance and next best actions to employees.

Performance Management
Provides a comprehensive view of key performance indicators with performance scorecards and reports on customer interactions, customer experience trends, and contact center, back-office, branch, and customer service staff performance.

eLearning and Coaching
Enables enterprises to deliver web-based training to customer service staff desktops, including learning clips created from recordings and other customized materials targeted to staff needs and competencies. Features automated coaching capabilities that provide employees with personalized guidance on how to improve their performance and enhance their skills.

The Communications Intelligence Segment

Our Communications Intelligence solutions are summarized in the following table.

SOLUTION	DESCRIPTION
Cyber Security Threat Protection
Enables government, critical infrastructure, service providers, and enterprise organizations to address advanced cyber-attacks by deploying an integrated cyber security platform capable of delivering threat protection through Actionable Intelligence capabilities. Includes a system that integrates multiple advanced detection engines and provides unified workflows for investigation, behavioral analytics, and forensics that analyze attack paths, enable remediation, and help protect against future attempts.

Network Intelligence
Enables law enforcement, national security, and intelligence agencies to generate Actionable Intelligence from network traffic to rapidly uncover critical information for investigating and proactively addressing criminal, national security, and terrorist threats. Can be configured to address a wide range of communications networks and can scale to address large traffic volumes.

Tactical Intelligence
Enables law enforcement, correction facilities, and government agencies to enhance field operations of tactical units with real-time Actionable Intelligence. Helps neutralize criminal, terrorist, and other threats by assisting tactical operation units to better focus on suspects and suspicious behavior, and deploy field resources more effectively.

Web, Cloud and Open Source Intelligence
Enables investigative units of government and commercial organizations to leverage web, cloud, and open source data in order to identify insights and help accelerate investigations of fraud, criminal activities, terror, and national security threats. Helps transform large volumes of content into structured data and relevant information, identify suspicious behavioral patterns, identify location of suspects while using the web or mobile networks, and generates supporting evidence.

Service Provider Compliance
Helps communications service providers comply with ETSI, CALEA, and other lawful interception regulations and standards. Supports many different network types and provides a high degree of automation of the lawful interception compliance processes with complete audit trails and low administrative overhead, and without disrupting service.

The Video Intelligence Segment

Our Video Intelligence solutions are summarized in the following table.

SOLUTION	DESCRIPTION
Situational Awareness Platform
Integrates data from multiple sources, such as access control, video, intrusion, fire, public safety, weather, social media, traffic, first responder, and other mobile device systems. Provides a unified visualization layer and workflow enabling organizations to fuse, analyze, and report information, and take action on risks, alarms, and incidents across business and security systems. Helps to identify and mitigate risks, improve response times, increase operational effectiveness, and reduce total cost of ownership.

Enterprise Video Management Software
Simplifies management of large volumes of video, including geographically dispersed surveillance video, with a suite of applications that includes automated system health monitoring, policy-based video distribution, networked video viewing, and investigation management. Designed for interoperability with other enterprise systems.

Video Analytics
Analyzes video content to improve visibility, reduce risks and improve operational performance in the following areas:
• Surveillance—automatically detects anomalies and activities of interest, such as perimeter intrusion, unattended objects, camera tampering, and vehicles moving in the wrong direction.
• Security—offers advanced analytics that integrate facial detection, facial recognition, and license plate recognition capabilities for industrial applications, and further expand business value by integrating with Point of Sale (POS), ATM, and teller transactions in retail store and branch bank environments.
• Business—includes industry-specific analytics applications focused primarily on retail and banking environments to help address both operational and strategic initiatives.

EdgeVMS
Performs networked video recording utilizing secure, embedded operating systems and market-specific data integrations for security and fraud, risk, and compliance applications that require local storage, as well as remote networking.

Public Safety Media Recorder
Allows first responders (e.g., police, fire departments, and emergency medical services) to capture, analyze, manage, and act on public safety data. Includes incident investigation, evidence preparation, and compliance audit trail capabilities.

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

Each of our solutions is sold by trained, dedicated, regionally-organized direct and indirect sales teams. Our direct sales teams are focused on large and mid-sized customers and, in many cases, co-sell with our other channels and sales agents. Our indirect sales teams are focused on developing and supporting relationships with our indirect channels, which provide us with broader market coverage, including access to their customer base, integration services, and presence in certain geographies and vertical markets. Our sales teams are supported by business consultants, solutions specialists, and pre-sales engineers who, during the sales process, help determine customer requirements and develop technical responses to those requirements. While we sell directly and indirectly in all three of our segments, sales of our Video Intelligence solutions are primarily indirect, and sales of our Communications Intelligence solutions are primarily direct. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—If we are unable to establish and maintain our relationships with third parties that market and sell our products, our business and ability to grow could be materially adversely affected” under Item 1A of this report.

Customers

Our solutions are used by more than 10,000 organizations in over 180 countries. In the year ended January 31, 2015, we derived approximately 58%, 32% and 10% of our revenue from the sale of our Enterprise Intelligence solutions, Communications Intelligence solutions, and Video Intelligence solutions, respectively. In the year ended January 31, 2014, we derived approximately 55%, 32%, and 13% of our revenue from the sale of our Enterprise Intelligence solutions, Communications Intelligence solutions, and Video Intelligence solutions, respectively. In the year ended January 31, 2013, we derived approximately 58%, 28%, and 14% of our revenue from the sale of our Enterprise Intelligence solutions, Communications Intelligence solutions, and Video Intelligence solutions, respectively. We are party to contracts with customers in each of our segments, the loss of which could have a material adverse effect on the segment.

In the year ended January 31, 2015, we derived approximately 52%, 31%, and 17% of our revenue from sales to end users in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific region (“APAC”), respectively. In the year ended January 31, 2014, we derived approximately 56%, 20%, and 24% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively. In the year ended January 31, 2013, we derived approximately 55%, 24%, and 21% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively. See also Note 18, “Segment, Geographic, and Significant Customer Information” to our consolidated financial statements included under Item 8 of this report for additional information and financial data about each of our operating segments and geographic regions.

For the year ended January 31, 2015, approximately one quarter of our business was generated from contracts with various governments around the world, including local, regional, and national government agencies. Due to the unique nature of the terms and conditions associated with government contracts generally, our government contracts may be subject to renegotiation or termination at the election of the government customer. Some of our customer engagements require us to have security credentials or to participate in projects through an approved legal entity.

Seasonality and Cyclicality

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors. Our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter (prior to the impact of unusual or nonrecurring items). Moreover, revenue and operating income in the first quarter of a new year may be lower than in the fourth quarter of the preceding year, potentially by a significant margin. In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that these seasonal and cyclical factors primarily reflect customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for our sales personnel. While seasonal and cyclical factors such as these are common in the software and technology industry, this pattern should not be considered a reliable indicator of our future revenue or financial performance. Many other factors, including general economic conditions, also have an impact on our business and financial results. See “Risk Factors” under Item 1A of this report for a more detailed discussion of factors which may affect our business and financial results.

Research and Development

We continue to enhance the features and performance of our existing solutions and to introduce new solutions through extensive research and development activities, including the development of new solutions, the addition of capabilities to existing solutions, quality assurance, and advanced technical support for our customer services organization. In certain instances, primarily in our Communications Intelligence segment, we may customize our products to meet the particular requirements of our customers. Research and development is performed primarily in the United States, Israel, the United Kingdom, Ireland, the Netherlands, and Indonesia for our Enterprise Intelligence segment; in Israel, Germany, Brazil, Cyprus, and Bulgaria for our Communications Intelligence segment; and primarily in Israel, the United States, and Canada for our Video Intelligence segment.

We believe that our future success depends on a number of factors, including among others, our ability to:

•	identify and respond to emerging technological trends and areas of growth in our markets;

•	develop and maintain competitive solutions that meet or exceed our customers’ changing needs and challenges;

•	enhance our existing products by adding features and functionality to meet or exceed specific customer needs or differentiate our products from those of our competitors; and

•	attract, recruit, and retain highly skilled and experienced employees.

To support these efforts, we make significant investments in research and development every year. In the years ended January 31, 2015, 2014, and 2013, we spent approximately $173.8 million, $126.5 million, and $115.9 million, respectively, on research and development, net. We allocate our research and development resources in response to market research and customer demand for additional features and solutions. Our development strategy involves rolling out initial releases of our products and adding features over time. We incorporate product feedback received from our customers into our product development process. While the majority of our products are developed internally, in some cases, we also acquire or license technologies, products, and applications from third parties based on timing and cost considerations. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products, components, or services, we rely on third-party suppliers, manufacturers, and partners and if these relationships are interrupted we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all, and we may be subject to other adverse effects” under Item 1A of this report.

As noted above, a significant portion of our research and development operations is located outside the United States. We have also derived benefits from participation in certain government-sponsored programs, including those of the Israeli Office of the Chief Scientist (“OCS”) and in other jurisdictions, for the support of research and development activities conducted in those locations. The Israeli law under which these OCS grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel without permission from the OCS. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—Because we have significant foreign operations, we are subject to geopolitical and other risks that could materially adversely affect our business” and “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—Conditions in and our relationship to Israel may materially adversely affect our operations and personnel and may limit our ability to produce and sell our products or engage in certain transactions” under Item 1A of this report for a discussion of certain risks associated with our foreign operations.

Manufacturing, Suppliers, and Service Providers

We rely on both unaffiliated manufacturing subcontractors, as well as on our internal operations, to produce, assemble, and deliver our hardware products and solutions. We also rely on several unaffiliated manufacturing subcontractors for the supply of specific proprietary hardware components and assemblies that are incorporated into our products and solutions. Our internal manufacturing and assembly operations consist primarily of installing our software on externally purchased hardware components, final assembly, repair, and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies, and systems. We also perform system integration functions prior to shipping turnkey solutions to our customers. Our internal manufacturing and assembly operations are performed primarily in our German,

Israeli, and Cypriot facilities for our Communications Intelligence solutions, and in our Canadian facilities for certain of our Video Intelligence solutions. Our Enterprise Intelligence solutions are substantially all software and do not require any significant internal manufacturing. Although we have occasionally experienced delays and shortages in the supply of proprietary components in the past, we have, to date, been able to obtain adequate supplies of all components in a timely manner from alternative sources, when necessary. We also rely on third parties to provide certain services to us or to our customers, including hosting providers and providers of other cloud-based services. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products, components, or services, we rely on third-party suppliers, manufacturers, and partners, and if these relationships are interrupted, we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all, and we may be subject to other adverse effects” under Item 1A of this report for a discussion of risks associated with our manufacturing operations and suppliers.

Employees

As of January 31, 2015, we employed more than 4,800 professionals, including certain contractors, with approximately 40%, 26%, 23%, and 11% of our employees and contractors located in the Americas, Israel, EMEA (excluding Israel), and APAC, respectively.

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

Patents

As of January 31, 2015, we had more than 700 patents and patent applications worldwide. We have accumulated a significant amount of proprietary know-how and expertise in developing Actionable Intelligence solutions. We regularly review new areas of technology related to our businesses to determine whether they can and should be patented.

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
We license our products in a format that does not permit users to change the software code. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products, components, or services, we rely on third-party suppliers, manufacturers, and partners, and if these relationships are interrupted, we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all, and we may be subject to other adverse effects” under Item 1A of this report.

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

Trademarks and Service Marks

We use various trademarks and service marks to protect the marks used in our business. We also claim common law protections for other marks we use in our business. Competitors and other companies could adopt similar marks or try to prevent us from using our marks, consequently impeding our ability to build brand identity and possibly leading to customer confusion. See “Risk Factors—Risks Related to Our Business—Intellectual Property and Data/Systems Security—Our intellectual property may not be adequately protected” under Item 1A of this report for a more detailed discussion regarding the risks associated with the protection of our intellectual property.

Competition

We face strong competition in all of our markets, and we expect that competition will persist and intensify.

In our Enterprise Intelligence segment, our competitors include Aspect Software, Inc., eGain Corporation, Genesys Telecommunications, NICE Systems Ltd. (“NICE”), Pegasystems Inc., and divisions of larger companies, including Oracle Corporation and Salesforce.com, Inc., along with many smaller companies, which can vary across regions. In our Communications Intelligence segment, our primary competitors include BAE Systems, FireEye, Inc., JSI Telecom, NICE, Rohde & Schwarz, and RSA NetWitness (a business unit of EMC Corporation), along with a number of smaller companies and divisions of larger companies that compete with us in certain regions or only with respect to portions of our product portfolio. In our Video Intelligence segment, our competitors include Avigilon Corporation, Genetec Inc., March Networks (a subsidiary of Infinova Ltd.), Milestone Systems A/S (a division of Canon), and NICE, and divisions of larger companies, such as Tyco International Ltd., along with many smaller companies, which can vary across regions.

In each of our operating segments, we believe that we compete principally on the basis of:

•	product performance and functionality;

•	product quality and reliability;

•	breadth of product portfolio and pre-defined integrations;

•	global presence and high-quality customer service and support;

•	specific industry knowledge, vision, and experience; and

•	price.

We believe that our competitive success depends primarily on our ability to provide technologically advanced and cost-effective solutions and services. Some of our competitors have superior brand recognition and significantly greater financial or other resources than we do. We expect that competition will increase as other established and emerging companies enter our markets or we enter theirs, and as new products, services, and technologies are introduced, such as SaaS. In addition, consolidation is common in our markets and has in the past and may in the future improve the position of our competitors. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—Intense competition in our markets and competitors with greater resources than us may limit our market share, profitability, and growth” under Item 1A of this report for a more detailed discussion of the competitive risks we face.

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

Risks Related to Our Business

Competition, Markets, and Operations

Our business is impacted by changes in general economic conditions and information technology and government spending in particular.

Our business is subject to risks arising from adverse changes in domestic and global economic conditions. Slowdowns, recessions, economic instability, political unrest, armed conflicts, or natural disasters around the world may cause companies and governments to delay, reduce, or even cancel planned spending. In particular, declines in information technology spending and limited or reduced government budgets have affected the markets for our solutions in both the enterprise intelligence market and the security intelligence market in certain periods and in certain regions.  For the year ended January 31, 2015, approximately one quarter of our business was generated from contracts with various governments around the world, including national, regional, and local government agencies. We expect that government contracts will continue to be a significant source of our revenue for the foreseeable future. Customers or partners who are facing business challenges or liquidity issues are also more likely to delay purchase decisions or cancel orders, as well as to delay or default on payments. If customers or partners significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected.

The industry in which we operate is characterized by rapid technological changes, evolving industry standards, and changing market potential from area to area, and if we cannot anticipate and react to such changes our results may suffer.

The markets for our products are characterized by rapidly changing technology and evolving industry standards.  The introduction of products embodying new technology, new delivery platforms such as SaaS, managed services, or other cloud-based solutions, the commoditization of older technologies, and the emergence of new industry standards and technological hurdles can exert pricing pressure on existing products and/or render them unmarketable or obsolete.  Moreover, the market potential and growth rates of the markets we serve are not uniform and are evolving. It is critical to our success that we are able to anticipate and respond to changes in technology and industry standards and new customer challenges by consistently developing new, innovative, high-quality products and services that meet or exceed the changing needs of our customers.  We must also successfully identify, enter, and prioritize areas of growing market potential, including by launching and driving demand for new and enhanced solutions and services.  If we are unable to execute on these strategic priorities, we may lose market share or experience slower growth, and our profitability and other results of operations may be materially adversely affected.

Intense competition in our markets and competitors with greater resources than us may limit our market share, profitability, and growth.

We face aggressive competition from numerous and varied competitors in all of our markets, making it difficult to maintain market share, remain profitable, invest, and grow.  We are also encountering new competitors as we expand into new markets. Our competitors may be able to more quickly develop or adapt to new or emerging technologies, better respond to changes in customer needs or preferences, better identify and enter into new areas of growth, or devote greater resources to the development, promotion, and sale of their products.  Some of our competitors have, in relation to us, longer operating histories, larger customer bases, longer standing relationships with customers, superior brand recognition, and significantly greater financial, technical, marketing, customer service, public relations, distribution, or other resources, especially in new markets we may enter. Consolidation among our competitors may also improve their competitive position. In recent years, several companies significantly larger than we are have also entered or increased their presence in our markets through internal development, partnerships, and acquisitions, and we have encountered larger competitors as we have expanded into new markets.  We also face competition from solutions developed internally by our customers or partners.  To the extent that we cannot compete effectively, our market share and, therefore, results of operations could be materially adversely affected.

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

Our future success depends on our ability to enhance our existing operations, execute on our growth strategy, and properly manage investment in our business and operations.

We have experienced significant growth in recent years and our existing infrastructure, systems, processes, and personnel may not be adequate for our current or future needs. A key element of our strategy is to continue to invest in, enhance, and secure our business and operations and grow, both organically and through acquisitions.  Investments in, among other things, new markets, new products, solutions, and technologies, research and development, infrastructure and systems, geographic expansion, and headcount are critical components in achieving this strategy.  However, such investments and efforts may not be successful, especially in new areas or new markets in which we have little or no experience, and even if successful, may negatively impact our short-term profitability.  Our success depends on our ability to effectively and efficiently enhance our existing operations and execute on our growth strategy, including our ability to properly allocate limited investment dollars, balance the extent and timing of investments with the associated impact on expenses and profitability, balance our focus between new areas or new markets and the operation and servicing of our legacy businesses and customers, capture efficiencies and economies of scale, and compete in the new areas or new markets and with the new solutions in which we have invested.  If we are unable to effectively and efficiently enhance our existing operations, execute on our growth strategy, and properly manage our investments, focus, and expenditures, our results of operations and market share may be materially adversely affected.

We may not be able to identify suitable targets for acquisition or investment, or complete acquisitions or investments on terms acceptable to us, which could negatively impact our ability to implement our growth strategy.
As part of our growth strategy, we have made a number of acquisitions and investments and expect to continue to make acquisitions and investments in the future, subject to the terms of our senior credit agreement (the "Credit Agreement"), the indenture governing our 1.50% convertible senior notes due June 1, 2021 (the "Notes"), and other restrictions.
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
Our acquisition and investment activity presents certain risks to our business, operations, and financial position.

Acquisitions and investments are an important part of our strategy. Successful execution following the closing of an acquisition or investment is paramount to achieving the anticipated benefits of the transaction. If we are unable to execute successfully, we may experience both a loss on the investment and damage to our legacy business and valuation.

The process of integrating an acquired company's business into our operations and investing in new technologies is challenging and may result in expected or unexpected operating or compliance challenges, which may require significant expenditures and a significant amount of our management's attention that would otherwise be focused on the ongoing operation of our business.  The potential difficulties or risks of integrating an acquired company’s business include, among others:

•	the effect of the acquisition on our financial and strategic positions and our reputation;

•	risk that we fail to successfully implement our business plan for the combined business;

•	risk that we are unable to obtain the anticipated benefits of the acquisition, including synergies or economies of scale;

•	risk that the market does not accept the integrated product portfolio;

•	challenges in reconciling business practices or in integrating product development activities, logistics, or information technology and other systems;

•	retention risk with respect to key customers, suppliers, and employees and challenges in assimilating and training new employees;

•	challenges in complying with newly applicable laws and regulations, including obtaining or retaining required approvals, licenses, and permits; and

•	potential impact on our internal controls over financial reporting.

Acquisitions and/or investments may also result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the expenditure of available cash, and amortization expenses or write-downs related to intangible assets such as goodwill, any of which could have a material adverse effect on our operating results or financial condition. Investments in immature businesses with unproven track records and technologies have an especially high degree of risk, with the possibility that we may lose the value of our entire investments or incur additional unexpected liabilities.  Transactions that are not immediately accretive to earnings may make it more difficult for us to maintain satisfactory profitability levels or compliance with the maximum leverage ratio covenant under the revolving credit facility under our Credit Agreement. Large or costly acquisitions or investments may also diminish our capital resources and liquidity or limit our ability to engage in additional transactions for a period of time.

All of the foregoing risks may be magnified as the cost, size, or complexity of an acquisition or acquired company increases, or where the acquired company’s products, market, or business are materially different from ours, or where more than one integration is occurring simultaneously or within a concentrated period of time. There can be no assurance that we will be successful in making additional acquisitions in the future or in integrating or executing on our business plan for existing or future acquisitions.

Our solutions may contain defects or may be vulnerable to cyber-attacks, which could expose us to both financial and non-financial damages.

Many of our existing solutions are and future solutions are expected to be sophisticated and may develop operational problems.  New products and new product versions also give rise to the risk of defects or errors. These defects or errors may relate to the operation or the security of the products. If we do not discover and remedy such defects, errors, or other operational or security problems until after a product has been released to customers or partners, we may incur significant costs to correct such problems and/or become liable for substantial damages for product liability claims or other liabilities. Moreover, even products that are well-designed and tested may be vulnerable to cyber-attacks. If one or more of our products are found to have defects or errors, or if there is a successful cyber-attack on one of our products even absent a defect or error, it may also result in questions regarding the integrity of our products generally, which could cause adverse publicity and impair their market acceptance.

If we are unable to establish and maintain our relationships with third parties that market and sell our products, our business and ability to grow could be materially adversely affected.

Approximately half of our sales are made through partners, distributors, resellers, and systems integrators.  To remain successful, we must maintain our existing relationships as well as identify and establish new relationships with such third parties. We must often compete with other suppliers for these relationships and our competitors often seek to establish exclusive relationships with these sales channels or to become a preferred partner for them.  Our ability to establish and maintain these relationships is based on, among other things, factors that are similar to those on which we compete for end customers, including features, functionality, ease of use, installation and maintenance, and price.  Even if we are able to secure such relationships on terms we find acceptable, there is no assurance that we will be able to realize the benefits we anticipate.  Some of our channel partners may also compete with us or have affiliates that compete with us, or may partner with our competitors or even offer our products and those of our competitors as alternatives when presenting proposals to end customers. Our ability to achieve our revenue goals and growth depends to a significant extent on maintaining, enabling, and adding to these sales channels, and if we are unable to do so, our business and ability to grow could be materially adversely affected.

The sophisticated nature of our solutions, sales cycle, and unpredictable sales terms and timing may create uncertainty in, or negatively impact, our operating results and make such results more volatile and difficult to predict.

The timing of our sales cycle ranges from as little as a few weeks to more than a year. Our larger sales, which we emphasize in our sales strategy, typically require a minimum of a few months to consummate.  As the length or complexity of a sales process increases, so does the risk of successfully closing the sale.  Larger sales are often made by competitive bid, which also increases the time and uncertainty associated with such opportunities.  In addition, because many of our solutions are sophisticated, customers may also require education on the value and functionality of our solutions as part of the sales process, further extending the time frame and uncertainty of the process.

Longer sales cycles, competitive bid processes, and the need to educate customers means that:

•
There is greater risk of customers deferring, scaling back, or cancelling sales as a result of, among other things, their receipt of a competitive proposal, changes in budgets and purchasing priorities, or the introduction or anticipated introduction of new or enhanced products by us or our competitors during the process.

•	We may make a significant investment of time and money in opportunities that do not come to fruition, which investments may not be usable or recoverable in future projects.

•
We may be required to bid on a project in advance of the completion of its design or be required to begin implementation of a project in advance of finalizing a sale, in either case, increasing the risk of unforeseen technological difficulties or cost overruns.

•	We face greater downside risks if we do not correctly and efficiently deploy limited personnel and financial resources and convert such sales opportunities into orders.

Our emphasis on larger solution sales also requires greater expertise in sales execution and transaction implementation than more basic product sales, including in establishing and maintaining appropriate contacts and relationships with customers and partners, product development, project management, staffing, integration, services, and support. Additionally, after the completion of a solution sale or the sale of a more sophisticated product in general, our customers or partners may need assistance from us in making full use of the functionality of these solutions or products, in realizing all of their benefits, or in implementation generally. If we are unable to assist our customers and partners in realizing the benefits they expect from our solutions and products, demand for our solutions and products may decline and our operating results may suffer.

The extended time frame and uncertainty associated with many of our sales opportunities also makes it difficult for us to accurately forecast our revenues (and attendant budgeting and guidance decisions) and increases the volatility of our operating results from period to period.  Our ability to forecast, and the volatility of, our operating results is also impacted by the fact that pricing, margins, and other deal terms may vary substantially from transaction to transaction, especially across business lines.  The terms of our transactions, including with respect to pricing, future deliverables, delivery model (e.g., perpetual license versus SaaS), and post-contract customer support, also impact the timing of our ability to recognize revenue.  Because these transaction-specific factors are difficult to predict in advance, this also complicates the forecasting of revenue.  Additionally, because we emphasize larger transactions in our sales strategy, the deferral or loss of one or more significant orders or a delay in a large implementation could materially adversely affect our operating results, especially in a given quarter.  As with other software-focused companies, a large amount of our quarterly business tends to come in the last few weeks, or even the last few days, of each quarter.  This trend has also complicated the process of accurately predicting revenue and other operating results, particularly on a quarterly basis.  Finally, our business is subject to seasonal factors that may also cause our results to fluctuate from quarter to quarter.

For certain products, components, or services, we rely on third-party suppliers, manufacturers, and partners, and if these relationships are interrupted we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all and we may be subject to other adverse effects.

Although we generally use standard parts and components in our products, we do rely on non-affiliated suppliers and OEM partners for certain non-standard products or components which may be critical to our products, including both hardware and software, and on manufacturers of assemblies that are incorporated into our products. We also purchase technology, license intellectual property rights, and oversee third-party development and localization of certain products or components, in some cases, by or from companies that may compete with us or work with our competitors.  While we endeavor to use larger, more established suppliers, manufacturers, and partners wherever possible, in some cases, these providers may be smaller, less established companies, particularly in the case of suppliers of new or unique technologies that we have not developed internally.  If these suppliers, manufacturers, or partners experience financial, operational, manufacturing capacity, or quality assurance difficulties, cease production and sale of the products we buy from them entirely, or there is any other disruption, including loss of license, OEM, or distribution rights, including as a result of the acquisition of a supplier or partner by a competitor, we will be required to locate alternative sources of supply or manufacturing, to internally develop the applicable technologies, to redesign our products, and/or to remove certain features from our products, any of which would be likely to increase expenses, create delivery delays, and negatively impact our sales.  Although we endeavor to put in place contracts with key providers, including protections such as source code escrows (where needed), warranties, and indemnities, we may not be successful in obtaining adequate protections, these agreements may be short-term in duration, and the counterparties may be unwilling or unable to stand behind such protections. Moreover, these types of contractual protections offer limited practical benefits to us in the event our relationship with a key provider is interrupted.

We also rely on third parties to provide certain services to us or to our customers, including hosting partners and providers of other cloud-based services. If these third-party providers do not perform as expected, our customers may be adversely affected, resulting in potential liability and negative exposure for us. If it is necessary to migrate these service to other providers as a result of poor performance by these third parties or other financial or operational factors, it could result in service disruptions to our customers and significant time and expense to us, any of which could adversely affect our business.

If we cannot retain and recruit qualified personnel, our ability to operate and grow our business may be impaired.

We depend on the continued services of our management and employees to run and grow our business. To remain successful and to grow, we need to retain existing employees and attract new employees who understand and/or have experience with our products, services, and markets, especially new markets and growth areas we may enter. As we grow, we must also enhance and expand our management team to execute on new and larger agendas and challenges. The market for qualified personnel is competitive in the geographies in which we operate and may be limited especially in areas of emerging technology, and we may be at a disadvantage to companies with greater brand recognition or financial resources in recruiting. If we are unable to attract and retain qualified personnel, when and where they are needed, our ability to operate and grow our business could be impaired. Moreover, if we are not able to properly balance investment in personnel with growth in our business, our profitability may be adversely affected.

Because we have significant foreign operations, we are subject to geopolitical and other risks that could materially adversely affect our business.

We have significant operations outside the United States, including sales, research and development, manufacturing, customer services and support, and administrative services. The countries in which we have our most significant foreign operations include Israel, the United Kingdom, India, Indonesia, the Netherlands, Cyprus, Australia, and Brazil and we intend to continue to expand our operations internationally. We believe our business may suffer if we are unable to successfully expand into new regions, as well as maintain and expand our existing foreign operations. Our foreign operations are, and any future foreign expansion will be, subject to a variety of risks, many of which are beyond our control, including risks associated with:

•	foreign currency fluctuations;

•	political, security, and economic instability or corruption in foreign countries;

•
changes in and compliance with both international and local laws and regulations, including those related to trade compliance, anticorruption, data privacy and protection, tax, labor, employee benefits, customs, currency restrictions, and other requirements;

•	differences in tax regimes and potentially adverse tax consequences of operating in foreign countries;

•	product customization or localization issues;

•	preferences for or policies and procedures that protect local suppliers;

•	legal uncertainties regarding intellectual property rights or rights and obligations generally;

•	recruitment and retention of qualified foreign employees; and

•	challenges or delays in collection of accounts receivable.

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

Our business and operations are subject to a variety of regulatory requirements in the United States and abroad, including, among other things, with respect to government contracts, labor, tax, import and export, anti-corruption, data privacy and protection, and communications monitoring and interception.  Compliance with these regulatory requirements may be onerous, time-consuming, and expensive, especially where these requirements are inconsistent from jurisdiction to jurisdiction or where the jurisdictional reach of certain requirements is not clearly defined or seeks to reach across national borders.  Regulatory requirements in one jurisdiction may make it difficult or impossible to do business in another jurisdiction.  We may also be unsuccessful in obtaining permits, licenses, or other authorizations required to operate our business, such as for the marketing or sale or import or export of our products and services.

While we have implemented policies, procedures, and systems designed to achieve compliance with these regulatory requirements, we cannot assure you that these policies, procedures, or systems will be adequate or that we or our personnel will not violate these policies and procedures or applicable laws and regulations. Violations of these laws or regulations may harm our reputation and deter government agencies and other existing or potential customers or partners from purchasing our solutions. Furthermore, non-compliance with applicable laws or regulations could result in fines, damages, criminal sanctions against us, our officers, or our employees, restrictions on the conduct of our business, and damage to our reputation.

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

Some of our subsidiaries maintain security clearances domestically and abroad in connection with the development, marketing, sale, and support of our Security Intelligence solutions.  These clearances are reviewed from time to time by these countries and could be deactivated, including for political reasons unrelated to the merits of our solutions, such as the list of countries we do business with or the fact that our local entity is controlled by or affiliated with an entity based in another country.  If we lose our security clearances in a particular country, we may be unable to sell our Security Intelligence solutions for secure projects in that country on a direct basis and might also experience greater challenges in selling such solutions even for non-secure projects in that country.  Even if we are able to obtain and maintain applicable security clearances, government customers may decline to purchase our Security Intelligence solutions if they were not developed or manufactured in that country or if they were developed or manufactured in other countries that are considered disfavored by such country.  We may also experience negative publicity or other adverse impacts on our business if we sell our Security Intelligence solutions to countries that are considered disfavored by the media or political or social rights organizations even though such transactions may be permissible under applicable law.

Intellectual Property and Data/Systems Security

Our intellectual property may not be adequately protected.

While much of our intellectual property is protected by patents or patent applications, we have not and cannot protect all of our intellectual property with patents or other registrations. There can be no assurance that patents we have applied for will be issued on the basis of our patent applications or that, if such patents are issued, they will be sufficiently broad enough to protect our technologies, products, or services. There can be no assurance that we will file new patent, trademark, or copyright applications, that any future applications will be approved, that any existing or future patents, trademarks or copyrights will adequately protect our intellectual property, or that any existing or future patents, trademarks, or copyrights will not be challenged by third parties. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, designed around, or challenged.

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

The technology industry is characterized by frequent allegations of intellectual property infringement. In the past, third parties have asserted that certain of our products infringed upon their intellectual property rights and similar claims may be made in the future. Any allegation of infringement against us could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to enter into royalty or license agreements. If patent holders or other holders of intellectual property initiate legal proceedings against us, either with respect to our own intellectual property or intellectual property we license from third parties, we may be forced into protracted and costly litigation, regardless of the merits of these claims. We may not be successful in defending such litigation, in part due to the complex technical issues and inherent uncertainties in intellectual property litigation, and may not be able to procure any required royalty or license agreements on terms acceptable to us, or at all. Third parties may also assert infringement claims against our customers. Subject to certain limitations, we generally indemnify our customers and resellers with respect to infringement by our products of the proprietary rights of third parties, which, in some cases, may not be limited to a specified maximum amount and for which we may not have sufficient insurance coverage or adequate indemnification in the case of intellectual property licensed from a third party.  If any of these claims succeed, we may be forced to pay damages, be required to obtain licenses for the products our customers or partners use, or incur significant expenses in developing non-infringing alternatives. If we cannot obtain necessary licenses on commercially reasonable terms, our customers may be forced to stop using or, in the case of resellers and other partners, stop selling our products.

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

The mishandling or the perceived mishandling of sensitive information could harm our business.

Our products are in some cases used by customers to compile and analyze highly sensitive or confidential information and data, including information or data used in intelligence gathering or law enforcement activities. While our customers' use of our products in no way affords us access to the customer's sensitive or confidential information or data, we or our partners may receive or come into contact with such information or data, including personally identifiable information, when we are asked to perform services or support functions for our customers. We or our partners may also receive or come into contact with such information or data in connection with our SaaS or other hosted or managed services offerings.  We have implemented policies and procedures and use information technology systems to help ensure the proper handling of such information and data, including background screening of certain service personnel, non-disclosure agreements with employees and partners, access rules, and controls on our information technology systems. Customers are also increasingly focused on the security of our products and we work to ensure their security, including through the use of encryption, access rights, and other customary security features, which vary based on the solution in question and customer requirements. However, these measures are designed to mitigate the risks associated with handling or processing sensitive data and cannot safeguard against all risks at all times. The improper handling of sensitive data, or even the perception of such mishandling (whether or not valid), or other security lapses by us or our partners or within our products, could reduce demand for our products or otherwise expose us to financial or reputational harm or legal liability.

We may be subject to information technology system failures or disruptions that could harm our operations, financial condition, or reputation.

We rely extensively on information technology systems to operate and manage our business and to process, maintain, and safeguard information, including information belonging to our customers, partners, and personnel.  These systems may be subject to failures or disruptions as a result of, among other things, natural disasters, accidents, power disruptions, telecommunications failures, new system implementations, acts of terrorism or war, physical security breaches, computer viruses, or other cyber-attacks.  We have experienced cyber-attacks in the past and may experience them in the future, potentially with greater frequency.  While we are continually working to maintain secure and reliable systems, our security, redundancy, and business continuity efforts may be ineffective or inadequate.  We must continuously improve our design and coordination of security controls across our business groups and geographies. Despite our efforts, it is possible that our security controls and other procedures that we follow may not prevent systems failures or disruptions. Such system failures or disruptions could subject us to research and development or production downtimes, delays in our ability to process orders, delays in our ability to provide products and services to customers, including SaaS or other hosted or managed services offerings, delays or errors in financial reporting, compromise, disclosure, or loss of sensitive or confidential information or intellectual property, destruction or corruption of data, financial losses from remedial actions, liabilities to customers or other third parties, or damage to our reputation.  Information system failures at one of our partners, including hosting providers or those who support other cloud-based offerings, may also result in similar adverse consequences. Any of the foregoing could harm our competitive position, result in a loss of customer confidence, and materially and adversely affect our results of operations or financial condition.

Risks Related to Our Finances and Capital Structure

If our goodwill or other intangible assets become impaired, our financial condition and results of operations could be negatively affected.

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. Goodwill and other intangible assets totaled approximately $1,513 million, or approximately 64% of our total assets, as of January 31, 2015. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets. We make assumptions and estimates in this assessment which are complex and often subjective. These assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future, which could negatively affect our financial condition and results of operations.

We may be adversely affected by our acquisition of CTI or our historical affiliation with CTI and its former subsidiaries.

As a result of the February 2013 acquisition of our former parent company, CTI (the "CTI Merger"), CTI's liabilities, including contingent liabilities, have been consolidated into our financial statements. If CTI's liabilities are greater than represented, if the contingent liabilities we have assumed become fixed, or if there are obligations of CTI of which we were not aware at the time of completion of the CTI Merger, we may have exposure for those obligations and our business or financial condition could be materially and adversely affected. Adjustments to the CTI consolidated group's tax liability for periods prior to the CTI Merger could also affect the net operating losses ("NOLs") allocated to Verint as a result of the CTI Merger and cause us to incur additional tax liability in future periods.

As a result of our historical affiliation with CTI and other members of the historical CTI consolidated tax group, we could also become liable for taxes of other members of the CTI consolidated group for historical periods under certain circumstances. Adjustments to the historical CTI consolidated group's tax liability for periods prior to Verint’s IPO could also affect the NOLs allocated to Verint in the IPO and cause us to incur additional tax liability in future periods.

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

Our financial results may be significantly impacted by changes in our tax position.
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
We have significant deferred tax assets which can provide us with significant future cash tax savings if we are able to use them, including significant NOLs inherited as a result of the CTI Merger. However, the extent to which we will be able to use these NOLs may be impacted, restricted, or eliminated by a number of factors, including changes in tax rates, laws or regulations, whether we generate sufficient future taxable income, and possible adjustments to the tax attributes of CTI or its non-Verint subsidiaries for periods prior to the CTI Merger. To the extent that we are unable to utilize our NOLs or other losses, our results of operations, liquidity, and financial condition could be materially adversely affected. When we cease to have NOLs available to us in a particular tax jurisdiction, either through their expiration, disallowance, or utilization, our cash tax liability will increase in that jurisdiction.

Our international operations subject us to currency exchange risk.

We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Israeli shekel, British pound sterling, euro, and Singapore dollar, among others.  Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, expenses, assets, and liabilities of entities using non-U.S. dollar functional currencies into U.S. dollars using currency exchange rates in effect during or at the end of each reporting period. Therefore, changes in currency exchange rates affect the translation of revenue and operating expenses that are denominated in non-U.S. dollar functional currencies into U.S. dollars, which impacts our consolidated operating income. In addition, our net income is further impacted by the revaluation and settlement of monetary assets and liabilities denominated in currencies other than an entity’s functional currency, gains or losses on which are recorded within other income (expense), net. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. However, our hedging activities are limited in scope and duration and may not be effective at reducing the U.S. dollar cost of our global operations.

In addition, our financial outlooks do not assume fluctuations in currency exchange rates. Adverse fluctuations in currency exchange rates subsequent to providing our financial outlooks could cause our actual results to differ materially from those anticipated in our outlooks, which could negatively affect our business.

We have a significant amount of indebtedness, which exposes us to leverage risks and subjects us to covenants which may adversely affect our operations.

At March 13, 2015, we had total outstanding indebtedness of approximately $811 million under our Credit Agreement and the Notes, meaning that we are significantly leveraged. Our leverage position may, among other things:

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

If a fundamental change as defined in the indenture governing the Notes were to occur, the holders may require us to purchase for cash all or any portion of their Notes at 100% of the principal amount of the Notes, plus accrued and unpaid interest.

Additionally, in the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes during specified periods of time at their option. If one or more holders elect to convert their Notes, we may be required to settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity.

If any of the events described in the foregoing paragraphs were to occur, in order to satisfy our obligations we may be forced to seek an amendment of and/or waiver under our debt agreements, raise additional capital through securities offerings, asset sales, or other transactions, or seek to refinance or restructure our debt. In such a case, there can be no assurance that we will be able to consummate such a transaction on reasonable terms or at all.

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

Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles ("GAAP").  Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement.  An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, because the degree of compliance with policies or procedures decreases over time, or because of unanticipated circumstances or other factors.  As a result, although our management has concluded that our internal controls are effective as of January 31, 2015, we cannot assure you that our internal controls will prevent or detect every misstatement, that material weaknesses or other deficiencies will not occur or be identified in the future, that this or future financial reports will not contain material misstatements or omissions, that future restatements will not be required, or that we will be able to timely comply with our reporting obligations in the future.

The prices of our common stock and the Notes have been, and may continue to be, volatile and your investment could lose value.

The prices of our common stock and the Notes have been, and may continue to be, volatile. Those prices could be affected by any of the risk factors discussed in this Item. In addition, other factors that could impact the prices of our common stock and/or the Notes include:

•	announcements by us or our competitors regarding, among other things, new products, product enhancements or technological advances, acquisitions, major transactions, or management changes;

•
speculation in the press and the analyst community, including with respect to changes in recommendations or earnings estimates by financial analysts, changes in investors' or analysts' valuation measures for our securities, our credit ratings, and market trends unrelated to our performance;

•	stock sales by our directors, officers, or other significant holders;

•
hedging or arbitrage trading activity by third parties, including by the counterparties to the note hedge and warrant transactions that we entered into in connection with the issuance of the Notes; and

•	dilution that may occur upon any conversion of the Notes.

A significant drop in the price of our common stock or the Notes could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management's attention and resources, which could adversely affect our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following describes our material properties as of the date of this report.
We lease a total of approximately 854,000 square feet of office space covering approximately 60 offices around the world and we own an aggregate of approximately 89,000 square feet of office space at three sites in Scotland, Germany, and Indonesia.
Other than as described below, these properties are comprised of small and mid-sized facilities that are used to support our administrative, marketing, manufacturing, product development, sales, training, support, and services needs for our three operating segments.
Our corporate headquarters is located in a leased facility in Melville, New York, and consists of approximately 45,800 square feet under a lease that expires in November 2015. The Melville facility is used primarily by our executive management and corporate groups, including finance, legal and human resources, as well as for customer support and services for our Enterprise Intelligence operations. On February 13, 2015, we entered into a new lease for a facility in Melville, New York, which we expect to occupy on or about November 1, 2015. The new Melville facility will consist of approximately 49,000 square feet under a lease that expires in 2027. The new Melville facility will serve as our corporate headquarters following the expiration of our existing corporate headquarters lease in November 2015.
We lease approximately 132,700 square feet at a facility in Alpharetta, Georgia under a lease that expires in September 2026. The Alpharetta facility is used primarily by the administrative, marketing, product development, support, and sales groups for our Enterprise Intelligence operations.
We also occupy approximately 176,000 square feet at our main facility in Herzliya, Israel under a lease that expires in October 2015. This Herzliya facility is used primarily for manufacturing, storage, development, sales, marketing, and support related to our Communications Intelligence operations, as well as for product development related to our Enterprise Intelligence and Video Intelligence operations.
From time to time, we may lease or sublease portions of our owned or leased facilities to third parties based on our operational needs. For additional information regarding our lease obligations, see Note 17, "Commitments and Contingencies" to our consolidated financial statements included under Item 8 of this report.
We believe that our leased and owned facilities are in good operating condition and are adequate for our current requirements, although growth in our business may require us to acquire additional facilities or modify existing facilities. We believe that alternative locations are available on commercially reasonable terms in all areas where we currently do business.

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
Following an attempt to mediate the dispute, on July 1, 2014, the plaintiffs filed a notice with the District Court informing it that the mediation process had been unsuccessful. As a result, the parties recently filed summations on the plaintiffs' motion to certify the suit as a class action, which are under consideration by the District Court.
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

	Low	High
Year Ended January 31, 2014:
First quarter	$32.25	$37.00
Second quarter	$32.35	$37.04
Third quarter	$32.80	$38.34
Fourth quarter	$35.24	$48.99

Year Ended January 31, 2015:
First quarter	$42.29	$49.99
Second quarter	$41.44	$53.19
Third quarter	$45.89	$57.89
Fourth quarter	$52.84	$61.05

Holders

There were approximately 2,700 holders of record of our common stock at March 13, 2015. Such record holders include holders who are nominees for an undetermined number of beneficial owners.

Dividends

We have not declared or paid any cash dividends on our equity securities and have no current plans to pay any dividends on our equity securities. We intend to retain our earnings to finance the development of our business, repay debt, and for other corporate purposes. In addition, the terms of our Credit Agreement restrict our ability to pay cash dividends on shares of our common stock. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included under Item 7 of this report and Note 6, "Long-Term Debt" to our consolidated financial statements included under Item 8 of this report for a more detailed discussion of these limitations.

Any future determination as to the payment of dividends on our common stock will be made by our board of directors at its discretion, subject to the limitations contained in our Credit Agreement and will depend upon our earnings, financial condition, capital requirements, and other relevant factors.

Stock Performance Graph

The following table compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Index, assuming an investment of $100 on January 31, 2010 through January 31, 2015, and the reinvestment of any dividends. The comparisons in the graph below are based upon (i) closing sale prices on NASDAQ for our common stock from July 6, 2010 through January 31, 2015 and (ii) the closing bid quotations on the over-the-counter securities market (as reported by the Pink Sheets) for the period prior to July 6, 2010. This data is not indicative of, nor intended to forecast, future performance of our common stock.

January 31,	2010	2011	2012	2013	2014	2015

Verint Systems Inc.	$100.00	$188.31	$154.54	$184.70	$248.31	$291.69
NASDAQ Composite Index	$100.00	$126.90	$134.50	$152.96	$204.19	$231.72
NASDAQ Computer & Data Processing Index	$100.00	$118.10	$124.19	$134.80	$196.61	$222.92

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

Five-Year Selected Financial Highlights:

Consolidated Statements of Operations Data
	Year Ended January 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
Revenue	$1,128,436	$907,292	$839,542	$782,648	$726,799
Operating income	$79,111	$122,286	$99,553	$86,478	$73,105
Net income	$36,402	$58,776	$58,804	$40,625	$28,585
Net income attributable to Verint Systems Inc.	$30,931	$53,757	$54,002	$36,993	$25,581
Net income attributable to Verint Systems Inc. common shares	$30,931	$53,583	$38,530	$22,203	$11,403
Net income per share attributable to Verint Systems Inc.:
Basic	$0.53	$1.01	$0.97	$0.58	$0.33
Diluted	$0.52	$0.99	$0.96	$0.56	$0.31
Weighted-average shares:
Basic	58,096	52,967	39,748	38,419	35,544
Diluted	59,374	53,878	40,312	39,499	37,179

We have never declared a cash dividend to common stockholders.

Consolidated Balance Sheet Data
	January 31,
(in thousands)	2015	2014	2013	2012	2011
Total assets	$2,350,996	$1,772,907	$1,564,269	$1,502,868	$1,376,127
Long-term debt, including current maturities	$736,802	$642,385	$576,689	$597,379	$583,234
Preferred stock	$—	$—	$285,542	$285,542	$285,542
Total stockholders' equity	$1,004,903	$633,118	$229,676	$144,295	$77,687

During the five-year period ended January 31, 2015, we acquired a number of businesses, the more significant of which were the acquisitions of KANA in February 2014, UTX Technologies Limited ("UTX") in March 2014, Vovici Corporation in August 2011, and Global Management Technologies in October 2011. The operating results of acquired businesses have been included in our consolidated financial statements since their respective acquisition dates and have contributed to our revenue growth.

In addition to the impact of our business acquisitions, our consolidated operating results and consolidated financial condition for the years during the five-year period ended January 31, 2015 included the following notable transactions:

As of and for the year ended January 31,		Description
2015	•	An income tax benefit of $44.4 million resulting from the reduction of a valuation allowance on our deferred income tax assets recorded in connection with the acquisition of KANA; and
	•	Losses on early retirements of debt of $12.5 million, primarily associated with an amendment to our Credit Agreement and the early partial retirement of our term loans.

2014	•	Completion of the CTI Merger on February 4, 2013; and
	•	Losses on early retirements of debt of $9.9 million, primarily associated with an amendment to our Credit Agreement.

2013	•	Professional fees and related expenses of $16.1 million associated with the CTI Merger.

2012	•	A loss on early retirement of debt of $8.1 million associated with the termination of our prior credit agreement.

2011	•	Realized losses on an interest rate swap of $3.1 million; and
•
Approximately $29 million in professional fees and related expenses associated with our restatement of previously filed consolidated financial statements for periods through January 31, 2005 and our previous extended filing delay period.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with "Business" under Item 1, "Selected Financial Data" under Item 6, and our consolidated financial statements and the related notes thereto included under Item 8 of this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described in "Risk Factors" under Item 1A of this report.

Overview

Our Business

Verint is a global leader in Actionable Intelligence solutions. Actionable Intelligence is a necessity in a dynamic world of massive information growth because it empowers organizations with crucial insights and enables decision makers to anticipate, respond, and take action. With Verint solutions and value-added services, organizations of all sizes and across many industries can make more timely and effective decisions. Today, more than 10,000 organizations in over 180 countries, including over 80 percent of the Fortune 100, use Verint solutions to improve enterprise performance and make the world a safer place. Verint’s vision is to create A Smarter World with Actionable Intelligence.

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

We conduct our business through three operating segments—Enterprise Intelligence, Communications and Cyber Intelligence, and Video and Situation Intelligence. Organizing our business through three operating segments allows us to align our resources and domain expertise to more effectively address the Actionable Intelligence market. We address the Customer Engagement Optimization market opportunity through solutions from our Enterprise Intelligence segment. We address the Security Intelligence market opportunity through solutions from our Communications and Cyber Intelligence segment and

Video and Situation Intelligence segment, and we address the Fraud, Risk, and Compliance market opportunity through solutions from all three operating segments.

For the years ended January 31, 2015, 2014, and 2013, our Enterprise Intelligence segment represented approximately 58%, 55%, and 59% of our total revenue, respectively. For the years ended January 31, 2015, 2014, and 2013, our Communications and Cyber Intelligence segment represented approximately 32%, 32%, and 27% of our total revenue, respectively. For the years ended January 31, 2015, 2014, and 2013, our Video and Situation Intelligence segment represented approximately 10%, 13%, and 14% of our total revenue, respectively.

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

•
Evolving technologies and market potential. Our success depends in part on our ability to keep pace with technological changes and evolving industry standards in our product offerings, successfully developing, launching, and driving demand for new, innovative, high-quality products and services that meet or exceed customer needs, and identifying, entering, and prioritizing areas of growing market potential.

•
Information technology and government spending. Our growth and results depend in part on general economic conditions and the pace of information technology spending by both commercial and governmental customers.

See also "Risk Factors" under Item 1A of this report for a more complete description of these and other risks that may impact future revenue and profitability.

Notable Developments During the Year Ended January 31, 2015

On February 3, 2014, we completed the acquisition of KANA, a leading provider of on-premises and cloud-based solutions which create differentiated, personalized, and integrated customer experiences for large enterprises and mid-market organizations, for net cash consideration of $516.6 million, through the merger of KANA Software, Inc.'s parent holding company, Kay Technology Holdings, Inc. with an indirect, wholly owned subsidiary of ours, with Kay Technology Holdings, Inc. continuing as the surviving company and as our wholly owned subsidiary.

The acquisition was funded through a combination of cash on hand, $300.0 million of incremental term loans incurred in connection with an amendment to our Credit Agreement, and $125.0 million of borrowings under our revolving credit facility.

KANA has been substantially integrated into our Enterprise Intelligence operating segment.

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

Further details regarding our acquisitions and our long-term debt appear in Note 4, "Business Combinations" and Note 6, "Long-Term Debt", respectively, to our consolidated financial statements included under Item 8 of this report.

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

Impairment of Goodwill and Other Intangible Assets

We test goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. As of January 31, 2015, our reporting units are consistent with our operating segments identified in Note 18, "Segment, Geographic, and Significant Customer Information" to our consolidated financial statements included under Item 8 of this report.

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

Based upon our November 1, 2014 goodwill impairment reviews, we concluded that the estimated fair values of our Enterprise Intelligence and Communications Intelligence reporting units significantly exceeded their carrying values. Our Enterprise Intelligence and Communications Intelligence reporting units carried goodwill of $1.1 billion and $101.3 million, respectively, at January 31, 2015. The estimated fair value of our Video Intelligence reporting unit was approximately 20% greater than its carrying value, which included $38.0 million of goodwill at January 31, 2015, and we have therefore concluded that this reporting unit is at more than remote risk of failing step one of future goodwill impairment tests, and is therefore at risk of future impairment in the event of significant unfavorable changes in the assumptions used in our impairment review, including the weighted average cost of capital (discount rate) and growth rates utilized in our discounted cash flow analysis. Although we believe that our current estimates are reasonable and appropriate, our Video Intelligence reporting unit competes in a challenging environment and there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment test will prove to be accurate predictions of future performance. Delays or declines in spending to install, upgrade or maintain security intelligence systems, technological changes, new competitors, or changes in buying patterns from key customers are examples of circumstances that could adversely impact the fair value of our Video Intelligence reporting unit.

We did not record any impairments of goodwill for the years ended January 31, 2015, 2014 or 2013.

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

During the three-year period ended January 31, 2015, restricted stock units were our predominant stock-based payment award. The fair value of these awards is equivalent to the market value of our common stock on the grant date. We have also occasionally awarded stock options, the fair value of which is estimated on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model for this purpose, which requires the input of significant assumptions including an estimate of the average period of time employees will retain stock options before exercising them, the estimated volatility of our common stock price over the expected term, the number of options that will ultimately be forfeited before completing vesting requirements, and the risk-free interest rate.

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

Results of Operations

Seasonality and Cyclicality

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors. Our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter (prior to the impact of unusual or nonrecurring items). Moreover, revenue and operating income in the first quarter of a new year may be lower than in the fourth quarter of the preceding year, potentially by a significant margin. In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that these seasonal and cyclical factors primarily reflect customer spending patterns and budget cycles, as well as the impact of incentive compensation plans for our sales personnel. While seasonal and cyclical factors such as these are common in the software and technology industry, this pattern should not be considered a reliable indicator of our future revenue or financial performance.  Many other factors, including general economic conditions, may also have an impact on our business and financial results.

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the years ended January 31, 2015, 2014, and 2013:

	Year Ended January 31,
(in thousands, except per share data)	2015	2014	2013
Revenue	$1,128,436	$907,292	$839,542
Operating income	$79,111	$122,286	$99,553
Net income attributable to Verint Systems Inc. common shares	$30,931	$53,583	$38,530
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.53	$1.01	$0.97
Diluted	$0.52	$0.99	$0.96

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Our revenue increased approximately $221.1 million, or 24%, to $1,128.4 million in the year ended January 31, 2015 from $907.3 million in the year ended January 31, 2014.  In our Enterprise Intelligence segment, revenue increased approximately $159.8 million, or 32%, to $658.7 million in the year ended January 31, 2015 from $498.9 million in the year ended January 31, 2014.  The increase consisted of a $132.9 million increase in service and support revenue and a $26.9 million increase in product revenue.  In our Communications Intelligence segment, revenue increased approximately $71.4 million, or 25%, from $288.0 million in the year ended January 31, 2014 to $359.4 million in the year ended January 31, 2015.  The increase consisted of a $54.9 million increase in product revenue and a $16.5 million increase in service and support revenue. In our Video Intelligence segment, revenue decreased approximately $10.0 million, or 8%, from $120.4 million in the year ended January 31, 2014 to $110.4 million in the year ended January 31, 2015, primarily due to a decrease in product revenue.  For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, EMEA, and APAC represented approximately 52%, 31%, and 17% of our total revenue, respectively, in the year ended January 31, 2015, compared to approximately 56%, 20%, and 24%, respectively, in the year ended January 31, 2014. The change in the percentage of revenue by geographical region in the year ended January 31, 2015 compared to the year ended January 31, 2014 primarily reflected the timing of revenue recognized in those regions under several large contracts, primarily in our Communications Intelligence segment. Further details of changes in revenue are provided below.

Operating income was $79.1 million in the year ended January 31, 2015 compared to $122.3 million in the year ended January 31, 2014.  This decrease in operating income was primarily due to $155.6 million increase in operating expenses, from $478.6 million to $634.2 million, partially offset by a $112.4 million increase in gross profit from $600.9 million to $713.3 million.  The increase in gross profit was primarily due to increased gross profit in our Enterprise Intelligence and Communication Intelligence segments. Despite the increase in gross profit, our overall gross margin decreased from 66% in the year ended January 31, 2014 to 63% in the year ended January 31, 2015 primarily due to a change in the mix of services attributable to a business combination in our Enterprise Intelligence segment that closed during the year ended January 31, 2015.   The increase in operating expenses consisted of a $87.9 million increase in selling, general and administrative expense, a $47.2 million increase in net research and development expenses, and a $20.5 million increase in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $30.9 million, and diluted net income per common share was $0.52, in the year ended January 31, 2015 compared to net income attributable to Verint Systems Inc. common shares of $53.6 million, and diluted net income per common share of $0.99, in the year ended January 31, 2014.  The decrease in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the year ended January 31, 2015 was primarily due to our decreased operating income, as described above, a $6.9 million increase in interest expense, and a $2.6 million increase in losses upon early retirement of debt recorded during year ended January 31, 2015 compared to the year ended January 31, 2014. These decreases to net income attributable to Verint Systems Inc. common shares were partially offset by and a $19.5 million decrease in our (benefit) provision for income taxes and a $10.7 million decrease in other expense, net. During the year ended January 31, 2015, other expense, net, included net foreign currency losses of $13.4 million, partially offset by net gains on derivative instruments of $4.0 million. During the year ended January 31, 2014, other expense, net, included a charge of $12.9 million for the derecognition of an indemnification asset associated with the resolution of an uncertain tax position previously recorded in connection with the CTI Merger and net foreign currency losses of $6.1 million. Further details of changes in total other expense, net, are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the year ended January 31, 2015 to average exchange rates for the year ended January 31, 2014, while the U.S. dollar weakened relative to the British pound sterling and our hedged Israeli shekel rate, it strengthened relative to the euro, Australian dollar, Japanese yen, Brazilian real, and Singapore dollar, resulting in an overall decrease in our revenue and cost of revenue. For operating expenses, the impact of the weakened U.S. dollar relative to the British pound sterling and our hedged Israeli shekel rate was greater than the impact of the strengthening of the U.S. dollar against the euro, Australian dollar, Japanese yen, Brazilian real, and Singapore dollar, resulting in an increase in operating expenses on a U.S. dollar-denominated basis.  For the year ended January 31, 2015, had foreign exchange rates remained unchanged from rates in effect for the year ended January 31, 2014, our revenue would have been approximately $4.2 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $3.8 million lower, which would have resulted in a $8.0 million increase in operating income.

During the three months ended January 31, 2015, the U.S. dollar strengthened considerably relative to several foreign currencies, particularly the British pound sterling and the euro. For the three months ended January 31, 2015, had foreign exchange rates remained unchanged from rates in effect for the three months ended January 31, 2014, our revenue would have been approximately $9.6 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $8.1 million higher, which would have resulted in a $1.5 million increase in operating income.

As of January 31, 2015, we employed approximately 4,800 employees, including part-time employees and certain contractors, as compared to approximately 3,400 at January 31, 2014. This increase was due to a combination of acquisitions and organic growth.

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

Operating income was $122.3 million in the year ended January 31, 2014 compared to $99.6 million in the year ended January 31, 2013.  This increase in operating income was primarily due to a $43.4 million increase in gross profit from $557.5 million to $600.9 million, partially offset by a $20.6 million increase in operating expenses, from $458.0 million to $478.6 million.  The increase in gross profit was primarily due to increased gross profit in our Communications Intelligence segment.  The increase in operating expenses consisted of a $9.8 million increase in selling, general and administrative expense, a $10.6 million increase in net research and development expenses, and a $0.2 million increase in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $53.6 million, and diluted net income per common share was $0.99, in the year ended January 31, 2014 compared to net income attributable to Verint Systems Inc. common shares of $38.5 million, and diluted net income per common share of $0.96, in the year ended January 31, 2013.  The increase in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the year ended January 31, 2014 was primarily due to our increased operating income, as described above, a $15.3 million decrease in dividends on preferred stock resulting from the cancellation of our Series A Convertible Perpetual Preferred Stock in connection with the CTI Merger, and a $4.4 million decrease in our provision for income taxes. These increases were partially offset by a $27.2 million increase in total other expense, net, due primarily to the derecognition of a $12.9 million indemnification asset due to the resolution of an uncertain tax position recorded in connection with the CTI Merger, a $7.0 million increase in foreign currency losses, net, and $9.9 million of losses upon early retirements of debt recorded during the year ended January 31, 2014, which primarily related to the early retirement of the term loan under the 2011 Credit Agreement.  Further details of changes in total other expense, net, are provided below.

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

As of January 31, 2014, we employed approximately 3,400 employees, including part-time employees and certain contractors, as compared to approximately 3,200 at January 31, 2013.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the years ended January 31, 2015, 2014, and 2013:

	Year Ended January 31,			% Change
(in thousands)	2015	2014	2013	2015 - 2014	2014 - 2013
Enterprise Intelligence	$658,671	$498,901	$490,478	32%	2%
Communications Intelligence	359,395	288,003	229,607	25%	25%
Video Intelligence	110,370	120,388	119,457	(8)%	1%
Total revenue	$1,128,436	$907,292	$839,542	24%	8%

Enterprise Intelligence Segment

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Enterprise Intelligence revenue increased approximately $159.8 million, or 32%, from $498.9 million in the year ended January 31, 2014 to $658.7 million in the year ended January 31, 2015.  The increase consisted of a $132.9 million increase in service and support revenue and a $26.9 million increase in product revenue.  The increase in service and support revenue was primarily due to an increase in our customer install base, both organically and through business combinations, and the related support revenue generated from this customer base during the year ended January 31, 2015, as well as increased revenue from new service offerings in the year ended January 31, 2015. The increase in product revenue was due to an increase in product sales to new customers during the year ended January 31, 2015. The continued growth of service revenue is attributable to various factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in our standard arrangements, and growth in our install base, both organic and as a result of business combinations. The aggregate value of executed license arrangements, which comprises the majority of our product revenue, can fluctuate from period to period.

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Enterprise Intelligence revenue increased approximately $8.4 million, or 2%, from $490.5 million in the year ended January 31, 2013 to $498.9 million in the year ended January 31, 2014.  The increase consisted of a $22.0 million increase in service and support revenue, offset by a $13.6 million decrease in product revenue.  The increase in service and support revenue was primarily due to an increase in our customer install base and the related support revenue generated from this customer base during the year ended January 31, 2014. The decrease in product revenue was primarily due to a decrease in product sales to new and existing customers during the year ended January 31, 2014. The continued growth of service revenue is attributable to various factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in our standard arrangements, and growth in our install base.

Communications Intelligence Segment

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Communications Intelligence revenue increased approximately $71.4 million, or 25%, from $288.0 million in the year ended January 31, 2014 to $359.4 million in the year ended January 31, 2015.  The increase consisted of a $54.9 million increase in product revenue and a $16.5 million increase in service and support revenue.  The increase in product revenue was primarily due to an increase in product deliveries to customers and an increase in progress realized during the current year on projects with revenue recognized using the percentage of completion ("POC") method, some of which commenced in the previous fiscal year. The increase in service and support revenue was primarily attributable to an increase in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in the previous fiscal year, and an increase in revenue from software-as-a-service ("SaaS") offerings.

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Communications Intelligence revenue increased approximately $58.4 million, or 25%, from $229.6 million in the year ended January 31, 2013 to $288.0 million in the year ended January 31, 2014.  The increase consisted of a $39.5 million increase in product revenue and an $18.9 million increase in service and support revenue.  Approximately $23.6 million of the increase in product revenue was primarily due to an increase in product deliveries to a single large customer. The remaining $15.9 million of the increase in product revenue was primarily due to an increase in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in the previous fiscal year. The increase in service and support revenue was primarily attributable to an increase in the customer install base, the progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in the previous fiscal year, and revenue from new communications intelligence SaaS offerings.

Video Intelligence Segment

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Video Intelligence revenue decreased approximately $10.0 million, or 8%, from $120.4 million in the year ended January 31, 2014 to $110.4 million in the year ended January 31, 2015.  The decrease was primarily attributable to a decrease in sales of certain hardware products to a single large customer during the year ended January 31, 2015 as compared to the year ended January 31, 2014.

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

Product Revenue and Service and Support Revenue

We derive and report our revenue in two categories: (a) product revenue, including licensing of software products and sale of hardware products (which include software that works together with the hardware to deliver the product's essential functionality), and (b) service and support revenue, including revenue from installation services, post-contract customer support, project management, hosting services, SaaS, product warranties, and training services.  For multiple-element arrangements for which we are unable to establish VSOE for one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement's revenue into product revenue and service and support revenue.

The following table sets forth product revenue and service and support revenue for the years ended January 31, 2015, 2014, and 2013:

	Year Ended January 31,			% Change
(in thousands)	2015	2014	2013	2015 - 2014	2014 - 2013
Product revenue	$487,617	$416,478	$389,787	17%	7%
Service and support revenue	640,819	490,814	449,755	31%	9%
Total revenue	$1,128,436	$907,292	$839,542	24%	8%

Product Revenue

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Product revenue increased approximately $71.1 million, or 17%, from $416.5 million for the year ended January 31, 2014 to $487.6 million for the year ended January 31, 2015, resulting from a $54.9 million increase in our Communications Intelligence segment and a $26.9 million increase in our Enterprise Intelligence segment, partially offset by a $10.7 million decrease in our Video Intelligence segment.

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Product revenue increased approximately $26.7 million, or 7%, from $389.8 million for the year ended January 31, 2013 to $416.5 million for the year ended January 31, 2014, resulting from a $39.5 million increase in our Communications Intelligence segment and a $0.8 million increase in our Video Intelligence segment, partially offset by a $13.6 million decrease in our Enterprise Intelligence segment.

For additional information see "—Revenue by Operating Segment".

Service and Support Revenue

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Service and support revenue increased approximately $150.0 million, or 31%, from $490.8 million for the year ended January 31, 2014 to $640.8 million for the year ended January 31, 2015.  This increase was primarily attributable to increases of $132.9 million and $16.5 million in our Enterprise Intelligence and Communications Intelligence segments, respectively.

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

For additional information see "— Revenue by Operating Segment".

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology and backlog for the years ended January 31, 2015, 2014, and 2013:

	Year Ended January 31,			% Change
(in thousands)	2015	2014	2013	2015 - 2014	2014 - 2013
Cost of product revenue	$144,870	$137,558	$121,748	5%	13%
Cost of service and support revenue	239,274	156,593	145,444	53%	8%
Amortization of acquired technology and backlog	31,004	12,269	14,812	153%	(17)%
Total cost of revenue	$415,148	$306,420	$282,004	35%	9%

We exclude certain costs of both product revenue and service and support revenue, including shared support costs, stock-based compensation, and asset impairment charges, among others, when calculating our operating segment gross margins.

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

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Cost of product revenue increased approximately 5% from $137.6 million in the year ended January 31, 2014 to $144.9 million in the year ended January 31, 2015.  Our overall product gross margins increased to 70% in the year ended January 31, 2015 from 67% in the year ended January 31, 2014. Product gross margins in our Enterprise Intelligence segment increased from 92% in the year ended January 31, 2014 to 94% in the year ended January 31, 2015 primarily due to a continued decrease in hardware sales as part of our product offerings. Product gross margins in our Communications Intelligence segment increased from 56% in the year ended January 31, 2014 to 61% in the year ended January 31, 2015 primarily due to a change in product mix.  Product gross margins in our Video Intelligence segment increased to 59% in the year ended January 31, 2015 compared to 58% in the year ended January 31, 2014 due to a change in product mix.

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Cost of product revenue increased approximately 13% from $121.7 million in the year ended January 31, 2013 to $137.6 million in the year ended January 31, 2014.  Our overall product gross margins decreased to 67% in the year ended January 31, 2014 from 69% in the year ended January 31, 2013. Product gross margins in our Enterprise Intelligence segment increased from 91% in the year ended January 31, 2013 to 92% in the year ended January 31, 2014 primarily as a result of lower third-party royalty expense, as well as a continued decrease in hardware sales as part of our product offerings. Product gross margins in our Communications Intelligence segment decreased from 57% in the year ended January 31, 2013 to 56% in the year ended January 31, 2014 primarily due to a change in product mix.  Product gross margins in our Video Intelligence segment increased to 58% in the year ended January 31, 2014 compared to 57% in the year ended January 31, 2013 due to a change in product mix.

Cost of Service and Support Revenue

Cost of service and support revenue primarily consists of employee compensation and related expenses, contractor costs, and travel expenses relating to installation, training, consulting, and maintenance services. Cost of service and support revenue also includes stock-based compensation expenses, facility costs, and other overhead expenses. In accordance with GAAP and our accounting policy, the cost of service and support revenue is generally expensed as incurred in the period in which the services are performed, with the exception of certain transactions accounted for using the POC method.

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Cost of service and support revenue increased approximately 53% from $156.6 million in the year ended January 31, 2014 to $239.3 million in the year ended January 31, 2015.  Employee compensation and related expenses increased $51.3 million due primarily to increased headcount in our Enterprise Intelligence segment in connection with a business combination that closed during the year ended January 31, 2015. Contractor costs, travel expense, and materials expense incurred to provide services increased $10.2 million, $5.2 million, and $8.2 million, respectively, primarily due to a business combination that closed during the year ended January 31, 2015 in our Enterprise Intelligence segment. Stock-based compensation expense increased $3.4 million resulting from an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods. Our overall service and support gross margins decreased from 68% in the year ended January 31, 2014 to 63% in the year ended January 31, 2015 primarily due to a change in the mix of services in connection with a business combination that closed during the year ended January 31, 2015 in our Enterprise Intelligence segment.

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Cost of service and support revenue increased approximately 8% from $145.4 million in the year ended January 31, 2013 to $156.6 million in the year ended January 31, 2014.  Employee compensation and related expenses increased $8.0 million, primarily driven by $5.2 million and $2.0 million increases in our Enterprise Intelligence and Communications Intelligence segments, respectively, reflecting an increase in employee headcount required to deliver the increased implementation services.  Contractor costs increased $2.9 million, of which $2.7 million was due to increased use of contractors in our Enterprise Intelligence segment to deliver services during the year ended January 31, 2014 compared to the year ended January 31, 2013. These increases were partially offset by a $0.5 million decrease in travel costs primarily in our Enterprise Intelligence segment, and a $0.4 million decrease in stock-based compensation expense attributable to service and support employees. Our overall service and support gross margins were 68% in each of the years ended January 31, 2014 and 2013.

Amortization of Acquired Technology and Backlog

Amortization of acquired technology and backlog consists of amortization of technology assets and customer backlog acquired in connection with business combinations.

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Amortization of acquired technology and backlog increased approximately 153% from $12.3 million in the year ended January 31, 2014 to $31.0 million in the year ended January 31, 2015 primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the year ended January 31, 2015.

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

Further discussion regarding our business combinations appears in Note 4, "Business Combinations" to our consolidated financial statements included under Item 8 of this report.

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

The following table sets forth research and development, net for the years ended January 31, 2015, 2014, and 2013:

	Year Ended January 31,			% Change
(in thousands)	2015	2014	2013	2015 - 2014	2014 - 2013
Research and development, net	$173,748	$126,539	$115,906	37%	9%

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Research and development, net increased approximately $47.2 million, or 37%, from $126.5 million in the year ended January 31, 2014 to $173.7 million in the year ended January 31, 2015.  The increase was primarily attributable to an $37.0 million increase in employee compensation and related expenses due primarily to an increase in employee headcount in connection with business combinations that closed during the year ended January 31, 2015 in our Enterprise Intelligence and Communication Intelligence segments. Stock-based compensation expense increased $3.0 million resulting from an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods. Contractor expense increased $2.4 million due to increased use of contractors for research and development activities in our Communications Intelligence segment during the year ended January 31, 2015 compared to the year ended January 31, 2014.

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Research and development, net increased approximately $10.6 million, or 9%, from $115.9 million in the year ended January 31, 2013 to $126.5 million in the year ended January 31, 2014.  The increase was primarily attributable to a $6.8 million increase in employee compensation and related expenses, which resulted from increases in employee headcount in our Enterprise Intelligence and Communication Intelligence segments and merit increases to employee salaries, and a $2.1 million increase in contractor expense primarily due to increased use of contractors in our Communications Intelligence and Enterprise Intelligence segments during the year ended January 31, 2014 compared to the year ended January 31, 2013, as well as a $0.8 million increase in stock-based compensation resulting from an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods, in each case associated with our research and development employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the years ended January 31, 2015, 2014, and 2013:

	Year Ended January 31,			% Change
(in thousands)	2015	2014	2013	2014 - 2013	2014 - 2013
Selling, general and administrative	$415,266	$327,385	$317,637	27%	3%

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Selling, general and administrative expenses increased approximately $87.9 million, or 27%, from $327.4 million in the year ended January 31, 2014 to $415.3 million in the year ended January 31, 2015. Employee compensation and related expenses increased $34.5 million due primarily to increased employee headcount in our Enterprise Intelligence and Communications Intelligence segments, as well as an increase in employee headcount for corporate support employees. Stock-based compensation expense increased $12.6 million due primarily to an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacts the total stock-based compensation to be recognized over the vesting periods. Sales and marketing expense, travel expense, and facilities expense increased $3.8 million, $4.0 million, and $6.4 million, respectively, due primarily to business combinations that closed during the year ended January 31. 2015. Also contributing to the increase in selling, general, and administrative expense was a $9.9 million increase in agent commissions expense in our Communication Intelligence segment, a $5.6 million increase in contractor expense due primarily to increased use of contractors for corporate support activities, including acquisition and integration related expenses, and a $3.5 million increase in the change in fair value of our obligations under contingent consideration arrangements. These increases were partially offset by a decrease of $3.5 million in expenses from special performance incentives associated with a prior period business combination that were included in selling, general, and administrative expenses for the year ended January 31, 2014 with no equivalent expenses in the year ended January 31, 2015.

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
The following table sets forth amortization of other acquired intangible assets for the years ended January 31, 2015, 2014, and 2013:

	Year Ended January 31,			% Change
(in thousands)	2015	2014	2013	2015 - 2014	2014 - 2013
Amortization of other acquired intangible assets	$45,163	$24,662	$24,442	83%	1%

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Amortization of other acquired intangible assets increased approximately $20.5 million, or 83%, from $24.7 million in the year ended January 31, 2014 to $45.2 million in the year ended January 31, 2015 primarily due to amortization associated with business combinations that closed during the year ended January 31, 2015.

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

Further discussion regarding our business combinations appears in Note 4, "Business Combinations" to our consolidated financial statements included under Item 8 of this report.

Other Income (Expense), Net

The following table sets forth total other expense, net for the years ended January 31, 2015, 2014, and 2013:

	Year Ended January 31,			% Change
(in thousands)	2015	2014	2013	2015 - 2014	2014 - 2013
Interest income	$1,070	$963	$531	11%	81%
Interest expense	(36,661)	(29,780)	(31,034)	23%	(4)%
Losses on early retirements of debt	(12,546)	(9,879)	—	27%	*
Other income (expense):
Foreign currency (losses) gains	(13,402)	(6,057)	960	121%	*
Gains (losses) on derivatives	3,986	345	(399)	*	(186)%
Derecognition of indemnification asset related to CTI Merger	—	(12,874)	—	*	*
Other, net	(155)	(1,689)	(1,847)	(91)%	(9)%
Total other income (expense)	(9,571)	(20,275)	(1,286)	(53)%	*
Total other expense, net	$(57,708)	$(58,971)	$(31,789)	(2)%	86%

* Percentage is not meaningful.

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Total other expense, net, decreased by $1.3 million from $59.0 million in the year ended January 31, 2014 to $57.7 million in the year ended January 31, 2015.

During the year ended January 31, 2015, we recorded $12.5 million of losses upon early retirements of debt. Of this amount, $7.1 million was recorded in connection with the early retirement of the March 2013 Term Loans (defined below), and $5.5 million was recorded in connection with the early retirement of $530.0 million of the February 2014 Term Loans and March 2014 Term Loans (defined below). Further discussion regarding our credit facilities appears in Note 6, “Long-term Debt” to our consolidated financial statements included under Item 8 of this report.

Interest expense increased to $36.7 million in the year ended January 31, 2015 from $29.8 million in the year ended January 31, 2014 primarily due to incremental borrowings discussed in Note 6, “Long-term Debt” to our consolidated financial statements included under Item 8 of this report.

We recorded $13.4 million of net foreign currency losses in the year ended January 31, 2015 compared to $6.1 million of net losses in the year ended January 31, 2014.  Foreign currency losses in the year ended January 31, 2015 resulted primarily from (i) strengthening of the U.S. dollar against the British pound sterling, resulting in foreign currency losses on U.S. dollar-denominated net liabilities in certain entities which use a British pound sterling functional currency, (ii) weakening of the euro against the British pound sterling, resulting in foreign currency losses on euro-denominated net assets in certain entities which use a British pound sterling functional currency, and (iii) strengthening of the U.S. dollar against the Singapore dollar, resulting in foreign currency losses on Singapore dollar-denominated net assets in certain entities which use a U.S. dollar functional currency. Of the $13.4 million of net foreign currency losses in the year ended January 31, 2015, $12.4 million were recorded during the three months ended January 31, 2015.

In the year ended January 31, 2015, there were net gains on derivative financial instruments (not designated as hedging instruments) of $4.0 million, compared to net gains of $0.3 million on such instruments for the year ended January 31, 2014.

The higher net gains in the current year reflected gains on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the euro.

Other, net, expense decreased to $0.2 million in the year ended January 31, 2015 from $1.7 million in the year ended January 31, 2014 due to the inclusion of a $1.1 million write-off of an indemnification asset associated with tax liabilities recorded in connection with the CTI Merger in the year ended January 31, 2014, with no comparable expense in the year ended January 31, 2015.

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Total other expense, net, increased by $27.2 million from $31.8 million in the year ended January 31, 2013 to $59.0 million in the year ended January 31, 2014.  During the year ended January 31, 2014, we recorded $9.9 million of losses upon early retirements of debt, which primarily related to the early retirement of the term loan under our prior credit agreement.  There were no such losses recognized during the year ended January 31, 2013.  Further discussion regarding our credit facilities appears in Note 6, “Long-term Debt” to our consolidated financial statements included under Item 8 of this report.

Interest expense decreased to $29.8 million in the year ended January 31, 2014 from $31.0 million in the year ended January 31, 2013 primarily due to lower interest rates on borrowings under our Credit Agreement, resulting from a March 2013 amendment to the Credit Agreement. Further discussion regarding our credit facilities appears in Note 6, “Long-term Debt” to our consolidated financial statements included under Item 8 of this report.

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

In the year ended January 31, 2014, we recorded a charge of $12.9 million for the derecognition of an indemnification asset associated with the resolution of an uncertain tax position previously recorded in connection with the CTI Merger.  At the closing of the CTI Merger, we recorded indemnification assets in amounts corresponding to CTI’s liabilities for uncertain tax positions, recognizing Comverse’s contractual obligation to indemnify us for these potential liabilities. If an uncertain tax position liability is required to be subsequently reversed, the reversal is generally recorded as a reduction to the provision for income taxes. The reversal of the corresponding indemnification asset is reflected within other income (expense), net. Accordingly, the $12.9 million charge to other income (expense) was substantially offset by a reduction to our provision for income taxes. Please refer also to the discussion under “(Benefit) Provision for Income Taxes”, below. Further information regarding the CTI Merger appears in Note 15, “Merger with CTI” to our consolidated financial statements included under Item 8 of this report.

(Benefit) Provision for Income Taxes

The following table sets forth our (benefit) provision for income taxes for the years ended January 31, 2015, 2014, and 2013:

	Year Ended January 31,			% Change
(in thousands)	2015	2014	2013	2015 - 2014	2014 - 2013
(Benefit) provision for income taxes	$(14,999)	$4,539	$8,960	*	(49)%

* Percentage is not meaningful.

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Our effective income tax rate was (70.1)% for the year ended January 31, 2015, compared to 7.2% for the year ended January 31, 2014.  For the year ended January 31, 2015, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 35% primarily due to the release of $44.4 million of Verint valuation allowances. We maintain valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions. In connection with the acquisition of KANA on February 3, 2014, we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, we reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded. Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit and not as a component of the KANA acquisition accounting. The effective income tax rate was also affected by the mix and levels of income and losses among taxing jurisdictions, changes in unrecognized income tax benefits, and the recording of a valuation allowance on certain income tax attributes of a foreign subsidiary where we do not expect to realize the benefits. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions at rates lower than the U.S. federal statutory income tax rate, was substantially offset by our domestic losses where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax benefit of $15.0 million on $21.4 million of pre-tax income, resulting in an income tax benefit rate of 70.1%.  For the year ended January 31, 2014, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 35% primarily due to the level and mix of income and losses by jurisdiction and an income tax benefit of $12.4 million for the reversal of unrecognized tax benefits established in connection with the CTI Merger. The recognition of the CTI income tax benefits resulted in a charge within other income (expense), net due to the write-off of an indemnification asset. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions at rates lower than the U.S. federal statutory income tax rate, was partially offset by our domestic losses where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $4.5 million on $63.3 million of pre-tax income, which represented an effective income tax rate of 7.2%.

Year Ended January 31, 2014 compared to Year Ended January 31, 2013. Our effective income tax rate was 7.2% for the year ended January 31, 2014, compared to 13.2% for the year ended January 31, 2013.  For the year ended January 31, 2014, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 35% primarily due to the mix and levels of income and losses by jurisdiction and an income tax benefit of $12.4 million for the reversal of unrecognized tax benefits established in connection with the CTI Merger. The recognition of the CTI tax benefits resulted in a charge within other income (expense), net due to the write-off of an indemnification asset. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions at rates lower than the U.S. federal statutory income tax rate, was partially offset by our domestic losses where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $4.5 million on $63.3 million of pre-tax income, resulting in an effective income tax rate of 7.2%.  For the year ended January 31, 2013, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 35% primarily due to the level and mix of income and losses by jurisdiction, partially offset by the write-off of certain income tax attributes resulting from the merger of certain foreign subsidiaries, an increase in unrecognized income tax benefits and an increase in the valuation allowance. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions at rates lower than the U.S. federal statutory income tax rate, was partially offset by our domestic losses where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $9.0 million on $67.8 million of pre-tax income, which represented an effective income tax rate of 13.2%.

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

Liquidity and Capital Resources

Overview

Our primary recurring source of cash is the collection of proceeds from the sale of products and services to our customers, including cash periodically collected in advance of delivery or performance.

Our primary recurring use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs, and capital expenditures. We also utilize cash for debt service under our Credit Agreement and our Notes, and periodically for business acquisitions. Cash generated from operations, along with our existing cash, cash equivalents, and short-term investments, are our primary sources of operating liquidity, and we believe that our operating liquidity is sufficient to support our current business operations, including debt service and capital expenditure requirements.

In February 2014, in connection with our acquisition of KANA, we borrowed $125.0 million under the revolving credit facility under our Credit Agreement (the "2013 Revolving Credit Facility") and we also incurred $300.0 million of incremental term loans under our Credit Agreement, both for purposes of funding a portion of the purchase price for KANA. In June 2014, we completed concurrent public offerings of 5,750,000 shares of our common stock and $400.0 million in aggregate principal amount of 1.50% convertible senior notes due June 1, 2021. The aggregate net proceeds from the concurrent offerings were $657.5 million, after deducting underwriters’ discounts and commissions, but excluding other offering expenses. We used $15.6 million of the net proceeds to pay the net costs of an arrangement consisting of the purchase of call options and the sale of warrants to purchase our common stock, the intent of which is to reduce the potential dilution to our common stock upon conversion of the Notes. We used the majority of the remainder of the net proceeds to repay a portion of the outstanding indebtedness under our Credit Agreement. Also in June 2014, we amended our Credit Agreement to increase the lending commitments under our 2013 Revolving Credit Facility to $300.0 million and extended the facility's term by approximately six months to September 6, 2018. Further discussion of our Credit Agreement, Notes, call options and warrants appears below, under "Financing Arrangements".

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We have used cash as consideration for substantially all of our historical business acquisitions, including approximately $605 million of net cash expended for business acquisitions during the year ended January 31, 2015, comprised primarily of the acquisition of KANA in February 2014 and UTX in April 2014. The acquisition of KANA was funded through a combination of cash on hand, and as described above, incremental term loans and borrowings under our 2013 Revolving Credit Facility.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise additional equity or debt capital in the capital markets.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (including any long-term portions) held by our subsidiaries outside the United States were $297.2 million and $268.6 million as of January 31, 2015 and 2014, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in company growth initiatives, including business acquisitions. Cash on hand in the United States was utilized to fund a portion of the purchase price for KANA, and cash on hand outside of the United States was utilized to fund the purchase price for UTX. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months and for the foreseeable future.

Should other circumstances arise whereby we require more capital in the United States than is generated by our domestic operations, or should we otherwise consider it in our best interests, we could repatriate future earnings from foreign jurisdictions, which could result in higher effective tax rates. If available, our NOLs, particularly those in the United States, could reduce potential income tax liabilities that may result from repatriated earnings from foreign jurisdictions to the United States. We generally have not provided for deferred income taxes on the excess of the amount for financial reporting over the tax basis of investments in our foreign subsidiaries because we currently plan to indefinitely reinvest such earnings outside the United States.

The following table sets forth our cash and cash equivalents, restricted cash and bank time deposits, short-term investments and long-term debt as of January 31, 2015 and 2014:

	January 31,
(in thousands)	2015	2014
Cash and cash equivalents	$285,072	$378,618
Restricted cash and bank time deposits	$36,920	$6,423
Short-term investments	$35,751	$32,049
Long-term debt	$736,779	$635,830

At January 31, 2015, our cash and cash equivalents totaled $285.1 million, a decrease of $93.5 million from $378.6 million at January 31, 2014.  Our February 2014 acquisition of KANA, which was partially financed with approximately $96.4 million of cash on hand, including closing costs, and our March 2014 acquisition of UTX, which was entirely financed with $82.9 million of cash on hand, significantly impacted our cash and cash equivalents during the year ended January 31, 2015.

Our operating activities generated $193.7 million of cash during the year ended January 31, 2015, which was partially offset by $281.1 million of net cash used in combined investing and financing activities during this period.  Further discussion of these items appears below.

Consolidated Cash Flow Activity

The following table summarizes selected items from our consolidated statements of cash flows for the years ended January 31, 2015, 2014 and 2013:

	Year Ended January 31,
(in thousands)	2015	2014	2013
Net cash provided by operating activities	$193,725	$178,284	$123,385
Net cash used in investing activities	(676,835)	(64,196)	(35,696)
Net cash provided by (used in) financing activities	395,713	54,534	(29,306)
Effect of exchange rate changes on cash and cash equivalents	(6,149)	23	928
Net (decrease) increase in cash and cash equivalents	$(93,546)	$168,645	$59,311

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income, adjusted for non-cash items, and working capital changes. As our business grows and we generate higher revenue, we generally expect our operating cash flow to also increase. Operating activities generated $193.7 million of net cash during the year ended January 31, 2015, compared to $178.3 million generated during the year ended January 31, 2014. Our operating results for the year ended January 31, 2015 included $122.1 million of net non-cash expenses, compared to $97.3 million of net non-cash expenses in the prior year, so despite reporting lower net income in the year ended January 31, 2015 compared to the prior year, our operating cash flow improved.

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

Net Cash Used in Investing Activities

During the year ended January 31, 2015, our investing activities used $676.8 million of net cash, the primary component of which was $605.3 million of net cash utilized for business acquisitions, including the acquisitions of KANA in February 2014 and UTX in March 2014. We also had a $36.3 million increase in restricted cash and bank time deposits during this period. Restricted cash and bank time deposits are typically short-term deposits used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period. The increase in restricted cash and bank time deposits during the year ended January 31, 2015 reflected deposits associated with several large sales contracts. In addition, we made $29.2 million of payments for property, equipment, and capitalized software development costs, and made $7.5 million of net purchases of short-term investments, during the year.

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

We had no significant commitments for capital expenditures at January 31, 2015.

Net Cash Provided by (Used in) Financing Activities

For the year ended January 31, 2015, our financing activities provided $395.7 million of net cash. In connection with the February 2014 acquisition of KANA, we incurred $300.0 million of incremental term loans and borrowed $125.0 million under our 2013 Revolving Credit Facility. Additionally, in March 2014, we incurred $643.5 million of new term loans, the proceeds of which were used to repay $643.5 million of prior term loans. In June 2014, we completed concurrent public offerings of 5,750,000 shares of our common stock, gross proceeds from which were $274.6 million, and $400.0 million in aggregate principal amount of the Notes. We used $15.6 million of the net proceeds from these offerings to pay the net costs of an arrangement consisting of the purchase of call options and the sale of warrants to purchase our common stock, the intent of which is to reduce the potential dilution to our common stock upon conversion of the Notes. We used the majority of the remainder of the net proceeds to retire $530.0 million of the February 2014 Term Loans and March 2014 Term Loans, and all $106.0 million of then-outstanding borrowings under the 2013 Revolving Credit Facility. In connection with these various financing activities, we paid $29.2 million of debt and equity issuance costs, including underwriting discounts and commissions associated with the public offerings. Other financing activities during the year ended January 31, 2015 included payments of $10.4 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and the receipt of $17.6 million of proceeds from exercises of stock options.

For the year ended January 31, 2014, our financing activities provided $54.5 million of net cash. During this period, we borrowed $646.7 million under our Credit Agreement (consisting of gross borrowings of $650.0 million, reduced by a $3.3 million original issuance discount), repaid $576.0 million of outstanding borrowings under our Credit Agreement, and paid $7.8 million of related debt issuance costs. We also received $10.4 million of cash in connection with the CTI Merger during this year. Other financing activities during the year ended January 31, 2014 included payments of $16.1 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and the receipt of $10.9 million of proceeds from exercises of stock options.

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

As of January 31, 2015, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of January 31, 2015, we had not purchased any shares under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of January 31, 2015, no Warrants had been exercised and all Warrants remained outstanding.

Credit Agreements

As of January 31, 2014, our Credit Agreement provided for $850.0 million of senior secured credit facilities, including $650.0 million of term loans maturing in September 2019 (the "March 2013 Term Loans"), of which $645.1 million was outstanding at January 31, 2014, and a $200.0 million 2013 Revolving Credit Facility maturing in March 2018, under which there were no borrowings at January 31, 2014. The credit facility was subject to a maximum increase of $300.0 million and reduction from time to time.

As noted above, in February 2014, in connection with our acquisition of KANA, we borrowed $125.0 million under the 2013 Revolving Credit Facility and we also incurred $300.0 million under incremental term loans under an amendment to our Credit Agreement (the "February 2014 Term Loans"), both for purposes of funding a portion of the purchase price for KANA.

In March 2014, we refinanced the $643.5 million of outstanding March 2013 Term Loans with the proceeds of new term loans (the "March 2014 Term Loans"), primarily for purposes of reducing the interest rate on such loans. We also amended our Credit Agreement in February and March 2014 to, among other things, (i) change the basis for determining the interest rate on borrowings under the 2013 Revolving Credit Facility, (ii) increase the permitted amount of incremental term loans and revolving credit commitments (beyond the incremental term loans borrowed in February 2014) by up to an aggregate of $200.0 million plus an additional amount such that our leverage ratio (as defined in the Credit Agreement) would not exceed a specified maximum ratio, (iii) permit us to issue convertible indebtedness (as defined in the Credit Agreement), (iv) permit us to refinance all or a portion of any existing term loans with replacement term loans, and (v) extend by one year, to January 31, 2016, the step-down date of the leverage ratio covenant applicable to the 2013 Revolving Credit Facility.

On June 18, 2014, we utilized the majority of the combined net proceeds from the issuance of the Notes and the concurrent issuance of 5,750,000 shares of common stock to retire $530.0 million of the February 2014 Term Loans and March 2014 Term Loans, and to repay all $106.0 million of then-outstanding borrowings under the 2013 Revolving Credit Facility.

Also in June 2014, we further amended our Credit Agreement to increase the lending commitments under our 2013 Revolving Credit Facility to $300.0 million and extended the facility's term by approximately six months to September 6, 2018.

As of January 31, 2015, we had an aggregate $411.1 million of February 2014 Term Loans and March 2014 Term Loans outstanding, bearing interest at an annual rate of 3.50%. Following the partial retirements of the term loans in June 2014, there are no scheduled principal payments on the term loans until August 2016. The vast majority of the term loans are due upon maturity in September 2019. There were no outstanding borrowings under the 2013 Revolving Credit Facility at January 31, 2015.

The 2013 Revolving Credit Facility contains a financial covenant that requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 5.00 to 1 until January 31, 2016 and no greater than 4.50 to 1 thereafter (the "Leverage Ratio Covenant"). At January 31, 2015, our consolidated leverage ratio was approximately 2.3 to 1 compared to a permitted consolidated leverage ratio of 5.00 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $140.0 million the minimum EBITDA required to satisfy the Leverage Ratio Covenant given our outstanding debt as of such date.

Obligations under our Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and certain foreign subsidiaries that have elected to be disregarded for U.S. tax purposes, and are secured by security interests in substantially all of our and their assets, subject to certain exceptions detailed in the Credit Agreement and related ancillary documents.

Our Credit Agreement provides for certain customary events of default with corresponding grace periods. These events of default include failure to pay principal or interest when due under the Credit Agreement, failure to comply with covenants, any representation or warranty made by us proving to be inaccurate in any material respect, defaults under certain other indebtedness of ours or our subsidiaries, the occurrence of a Change of Control (as defined in the Credit Agreement) with respect to us and certain insolvency or receivership events affecting us or our significant subsidiaries. Upon the occurrence of an event of default resulting from a violation of the Leverage Ratio Covenant, the lenders under our 2013 Revolving Credit Facility may require us to immediately repay outstanding borrowings under the facility and may terminate their commitments to provide loans under the facility. A violation of the Leverage Ratio Covenant would not, by itself, result in an event of default under the February 2014 Term Loans or March 2014 Term Loans, but may trigger a cross-default under the term loans in the event we are required to repay outstanding borrowings under the 2013 Revolving Credit Facility. Upon the occurrence of other events of default, the lenders may require us to immediately repay all outstanding borrowings under the Credit Agreement and the lenders under our 2013 Revolving Credit Facility may terminate their commitments to provide loans under the facility.

Contractual Obligations

At January 31, 2015, our contractual obligations were as follows:

	Payments Due by Period
(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations, including interest	$920,147	$20,621	$47,388	$443,138	$409,000
Operating lease obligations	85,081	15,383	22,728	15,017	31,953
Purchase obligations	57,534	53,722	3,812	—	—
Other long-term obligations	951	304	313	94	240
Total contractual obligations	$1,063,713	$90,030	$74,241	$458,249	$441,193

The long-term debt obligations reflected above include projected interest payments over the term of our outstanding debt as of January 31, 2015, assuming interest rates in effect for our term loan borrowings as of January 31, 2015.

Operating lease obligations reflected above exclude future sublease income from certain space we have subleased to third parties. As of January 31, 2015, total expected future sublease income was $2.5 million and will range from $0.1 million to $1.1 million on an annual basis through August 2018.

On February 13, 2015, we entered into a new operating lease for a facility in Melville, New York, which we expect to occupy on or about November 1, 2015. The new Melville facility will serve as our corporate headquarters following the expiration of our existing corporate headquarters lease in November 2015. The aggregate minimum lease commitment over the term of this new lease, excluding operating expenses, is approximately $18.8 million. This operating lease commitment is not reflected in the table above.

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

Our consolidated balance sheet at January 31, 2015 included $50.2 million of non-current tax reserves, net of related benefits (including interest and penalties of $10.9 million) for uncertain tax positions. However, these amounts are not included in the table above because it is not possible to predict or estimate the timing of payments for these obligations. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the year ended January 31, 2015, we made $12.0 million of payments under contingent consideration arrangements. As of January 31, 2015, potential future cash payments and earned consideration expected to be paid subsequent to January 31, 2015 under contingent consideration arrangements total $32.9 million, the estimated fair value of which was $14.5 million, including

$3.9 million reported in accrued expenses and other current liabilities, and $10.6 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2019.

Off-Balance Sheet Arrangements

As of January 31, 2015, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

New Accounting Pronouncements Implemented

In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 was effective prospectively for us on February 1, 2014. The adoption of this standard did not impact our consolidated financial statements.

New Accounting Pronouncements To Be Implemented

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It was effective for us on February 1, 2015. We do not expect the adoption of this standard to materially impact our consolidated financial statements, absent any disposals of components or groups of components that have a material effect on our financial results in future periods.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities may choose from two adoption methods, with certain practical expedients. We are currently reviewing this standard to assess the impact on our future consolidated financial statements and evaluating the available adoption methods.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU No. 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities from GAAP and it eliminates an exception provided in the consolidation guidance for development stage enterprises. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, although early adoption is permitted. We are currently reviewing this standard to assess the impact on our future consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU No. 2014-12 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, although early adoption is permitted. We are currently reviewing this standard to assess the impact on our future consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The provisions of ASU No. 2014-15 are effective for annual periods ending after December 15, 2016 and for annual and interim periods thereafter, and early adoption is permitted. The adoption of ASU No. 2014-15 is not expected to have a material effect on our future consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU No. 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to separately present an extraordinary item on its statement of operations, net of tax, after income from continuing operations or to disclose income taxes and net income per share data applicable to an extraordinary item. However, ASU No. 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU No. 2015-01 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, although early adoption is permitted. We do not expect the adoption of this standard to materially impact our consolidated financial statements, absent any material transactions in future periods that would have qualified for extraordinary item presentation under the prior guidance.

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

As of January 31, 2015, we have $411.1 million of outstanding term loan borrowings maturing in September 2019 under our Credit Agreement, which also includes a $300.0 million revolving credit facility maturing in September 2018, under which there were no outstanding borrowings at January 31, 2015. Borrowings under the Credit Agreement bear interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or less, at the end of the applicable interest period, at a per annum rate of, at our election:

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

As of January 31, 2015, the interest rate on our term loan borrowings was 3.50%.

Because the interest rates applicable to borrowings under our Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. The periodic interest rates on borrowings under the Credit Agreement are currently a function of several factors, the most important of which is the LIBO Rate. However, borrowings are subject to either a 0.75% (Eurodollar loans) or 1.00% (Base Rate loans) LIBO Rate floor in the interest rate calculation, which currently reduces the likelihood of increases in the periodic interest rate, because current short-term LIBO Rates are below 0.75%, and accordingly changes in short-term LIBO Rates will not impact the calculation unless those rates increase above the interest rate floors. Based upon our borrowings as of January 31, 2015, for each 1.00% increase in the applicable LIBO Rate above the interest rate floor, our annual interest payments would increase by approximately $4.2 million.

Previously, we utilized a pay-fixed/receive-variable interest rate swap agreement to partially mitigate the variable interest rate risk associated with a prior credit agreement. We may consider utilizing interest rate swap agreements, or other agreements intended to mitigate variable interest rate risk, in the future.

Interest Rate Risk on Our Investments

We invest in cash, cash equivalents, bank time deposits and marketable debt securities. Interest rate changes could result in an increase or decrease in interest income we generate from these interest-bearing assets. Our cash, cash equivalents, and bank time deposits are primarily maintained at high credit-quality financial institutions around the world, and our marketable debt investments are restricted to highly rated corporate debt securities. We have not invested in marketable debt securities with remaining maturities in excess of twelve months or in equity securities during the three-year period ended January 31, 2015.

The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

As of January 31, 2015 and 2014, we had cash and cash equivalents totaling approximately $285.1 million and $378.6 million, respectively, consisting of demand deposits, bank time deposits with maturities of 90 days or less, money market accounts, and marketable debt securities with remaining maturities of 90 days or less. At such dates we also held $36.9 million and $6.4 million, respectively, of cash equivalents which were restricted and were not available for general operating use. These balances primarily represent short-term deposits to secure bank guarantees in connection with sales contracts. The amounts of these deposits can vary depending upon the terms of the underlying contracts. We also had short-term investments of $35.8 million and $32.0 million at January 31, 2015 and 2014, respectively, consisting of bank time deposits and marketable debt securities of corporations, all with remaining maturities in excess of 90 days, but less than one year, at the time of purchase.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the year ending January 31, 2016, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2015. Such a change would cause our projected interest income from cash, cash equivalents, restricted cash and bank time deposits, and short-term investments to increase or decrease by approximately $1.8 million, assuming a similar level of investments in the year ending January 31, 2016 as in the year ended January 31, 2015.

Due to the short-term nature of our cash and cash equivalents, time deposits, money market accounts and marketable debt securities, their carrying values approximate their market values and are not generally subject to price risk due to fluctuations in interest rates.

Foreign Currency Exchange Risk

The functional currency for most of our foreign subsidiaries is the applicable local currency, although we have several subsidiaries with functional currencies that differ from their local currency, of which the most notable exceptions are our subsidiaries in Israel, whose functional currencies are the U.S. dollar. We are exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars for consolidated reporting purposes. If there are changes in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

While more than half of our revenue is denominated in U.S. dollars, approximately 50% of our operating expenses, primarily labor expenses, are denominated in the local currencies where our foreign operations are located, primarily Israel, the United Kingdom, Germany, certain other European countries whose functional currency is the euro, Australia, Canada, and Singapore. We also generate some portion of our revenue in foreign currencies, mainly the British pound sterling, euro, Singapore dollar, and Australian dollar. As a result, our consolidated U.S. dollar operating results are subject to the potentially material adverse impact of fluctuations in foreign currency exchange rates between the U.S. dollar and the other currencies in which we transact.

In addition, we have certain monetary assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that result in gains or losses. We recorded net foreign currency losses of $13.4 million and $6.1 million for the years ended January 31, 2015 and 2014, respectively, and net foreign currency gains of $1.0 million for the year ended January 31, 2013, which are recorded in other expense, net.

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

During the years ended January 31, 2015 and 2014, we recorded net gains of $4.0 million and $0.3 million, respectively, on foreign currency forward contracts not designated as hedges for accounting purposes, and net losses on such contracts of $0.4 million for the year ended January 31, 2013. We had $8.8 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2015, with notional amounts totaling $156.8 million. We had $1.6 million of net unrealized gains on outstanding foreign currency forward contracts as of January 31, 2014, with notional amounts totaling $127.6 million.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2015. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar, and assumes no changes in interest rates. A 10% increase in the relative value of the U.S. dollar would decrease the estimated fair value of our foreign exchange derivatives by approximately $8.1 million. Conversely, a 10% decrease in the relative value of the U.S. dollar would increase the estimated the fair value of these financial instruments by approximately $9.9 million.

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

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Verint Systems Inc.
Melville, New York

We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the "Company") as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Verint Systems Inc. and subsidiaries as of January 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 27, 2015

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	January 31,
(in thousands, except share and per share data)	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$285,072	$378,618
Restricted cash and bank time deposits	36,920	6,423
Short-term investments	35,751	32,049
Accounts receivable, net of allowance for doubtful accounts of $1.1 million and $1.2 million, respectively	262,092	194,312
Inventories	17,505	10,693
Deferred cost of revenue	6,722	10,818
Deferred income taxes	11,176	9,002
Prepaid expenses and other current assets	54,954	52,476
Total current assets	710,192	694,391
Property and equipment, net	62,490	40,145
Goodwill	1,200,817	853,389
Intangible assets, net	311,894	132,847
Capitalized software development costs, net	10,112	8,483
Long-term deferred cost of revenue	14,555	9,843
Long-term deferred income taxes	10,778	9,783
Other assets	30,158	24,026
Total assets	$2,350,996	$1,772,907

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$72,885	$65,656
Accrued expenses and other current liabilities	221,613	178,674
Current maturities of long-term debt	23	6,555
Deferred revenue	181,259	162,124
Deferred income taxes	2,108	474
Total current liabilities	477,888	413,483
Long-term debt	736,779	635,830
Long-term deferred revenue	20,544	13,661
Long-term deferred income taxes	30,664	13,358
Other liabilities	80,218	63,457
Total liabilities	1,346,093	1,139,789
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $0.001 par value; authorized 2,207,000 shares at January 31, 2015 and 2014, respectively; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 61,253,000 and 53,907,000 shares; outstanding 60,905,000 and 53,605,000 shares at January 31, 2015 and 2014, respectively.	61	54
Additional paid-in capital	1,321,455	924,663
Treasury stock, at cost - 348,000 and 302,000 shares at January 31, 2015 and 2014, respectively.	(10,251)	(8,013)
Accumulated deficit	(219,074)	(250,005)
Accumulated other comprehensive loss	(94,335)	(39,725)
Total Verint Systems Inc. stockholders' equity	997,856	626,974
Noncontrolling interest	7,047	6,144
Total stockholders' equity	1,004,903	633,118
Total liabilities and stockholders' equity	$2,350,996	$1,772,907

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended January 31,
(in thousands, except per share data)	2015	2014	2013
Revenue:
Product	$487,617	$416,478	$389,787
Service and support	640,819	490,814	449,755
Total revenue	1,128,436	907,292	839,542
Cost of revenue:
Product	144,870	137,558	121,748
Service and support	239,274	156,593	145,444
Amortization of acquired technology and backlog	31,004	12,269	14,812
Total cost of revenue	415,148	306,420	282,004
Gross profit	713,288	600,872	557,538
Operating expenses:
Research and development, net	173,748	126,539	115,906
Selling, general and administrative	415,266	327,385	317,637
Amortization of other acquired intangible assets	45,163	24,662	24,442
Total operating expenses	634,177	478,586	457,985
Operating income	79,111	122,286	99,553
Other income (expense), net:
Interest income	1,070	963	531
Interest expense	(36,661)	(29,780)	(31,034)
Losses on early retirements of debt	(12,546)	(9,879)	—
Other expense, net	(9,571)	(20,275)	(1,286)
Total other expense, net	(57,708)	(58,971)	(31,789)
Income before (benefit) provision for income taxes	21,403	63,315	67,764
(Benefit) provision for income taxes	(14,999)	4,539	8,960
Net income	36,402	58,776	58,804
Net income attributable to noncontrolling interest	5,471	5,019	4,802
Net income attributable to Verint Systems Inc.	30,931	53,757	54,002
Dividends on preferred stock	—	(174)	(15,472)
Net income attributable to Verint Systems Inc. common shares	$30,931	$53,583	$38,530

Net income per common share attributable to Verint Systems Inc.:
Basic	$0.53	$1.01	$0.97
Diluted	$0.52	$0.99	$0.96

Weighted-average common shares outstanding:
Basic	58,096	52,967	39,748
Diluted	59,374	53,878	40,312

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended January 31,
(in thousands)	2015	2014	2013
Net income	$36,402	$58,776	$58,804
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	(45,600)	5,283	2,002
Net unrealized gains on available-for-sale securities	92	9	—
Net unrealized (losses) gains on derivative financial instruments designated as hedges	(10,547)	(1,227)	1,993
Benefit (provision) for income taxes on net unrealized (losses) gains on derivative financial instruments designated as hedges	1,070	265	(212)
Other comprehensive (loss) income	(54,985)	4,330	3,783
Comprehensive (loss) income	(18,583)	63,106	62,587
Comprehensive income attributable to noncontrolling interest	5,096	4,849	5,074
Comprehensive (loss) income attributable to Verint Systems Inc.	$(23,679)	$58,257	$57,513

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interest
Balances as of January 31, 2012	38,982	$40	$554,351	$(7,466)	$(357,764)	$(47,736)	$141,425	$2,870	$144,295
Net income	—	—	—	—	54,002	—	54,002	4,802	58,804
Other comprehensive income	—	—	—	—	—	3,511	3,511	272	3,783
Stock-based compensation - equity portion	—	—	20,174	—	—	—	20,174	—	20,174
Exercises of stock options	121	—	2,222	—	—	—	2,222	—	2,222
Common stock issued for stock awards and stock bonuses	1,076	—	4,073	—	—	—	4,073	—	4,073
Purchases of treasury stock	(21)	—	—	(615)	—	—	(615)	—	(615)
Treasury stock retired	—	—	(68)	68	—	—	—	—	—
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(3,070)	(3,070)
Tax effects from stock award plans	—	—	10	—	—	—	10	—	10
Balances as of January 31, 2013	40,158	40	580,762	(8,013)	(303,762)	(44,225)	224,802	4,874	229,676
Net income	—	—	—	—	53,757	—	53,757	5,019	58,776
Other comprehensive income (loss)	—	—	—	—	—	4,500	4,500	(170)	4,330
Stock-based compensation - equity portion	—	—	30,471	—	—	—	30,471	—	30,471
Exercises of stock options	384	—	10,982	—	—	—	10,982	—	10,982
Common stock issued for stock awards and stock bonuses	789	1	2,837	—	—	—	2,838	—	2,838
Common stock issued for CTI Merger, net	12,274	13	299,626	—	—	—	299,639	—	299,639
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(3,579)	(3,579)
Tax effects from stock award plans	—	—	(15)	—	—	—	(15)	—	(15)
Balances as of January 31, 2014	53,605	54	924,663	(8,013)	(250,005)	(39,725)	626,974	6,144	633,118
Net income	—	—	—	—	30,931	—	30,931	5,471	36,402
Other comprehensive loss	—	—	—	—	—	(54,610)	(54,610)	(375)	(54,985)
Common stock issued in public offering, net of issuance costs	5,750	6	264,927	—	—	—	264,933	—	264,933
Equity component of convertible notes, net of issuance costs	—	—	78,209	—	—	—	78,209	—	78,209
Purchase of convertible note hedges	—	—	(60,800)	—	—	—	(60,800)	—	(60,800)
Issuance of warrants	—	—	45,188	—	—	—	45,188	—	45,188
Stock-based compensation - equity portion	—	—	46,963	—	—	—	46,963	—	46,963
Exercises of stock options	505	—	17,520	—	—	—	17,520	—	17,520
Common stock issued for stock awards and stock bonuses	1,091	1	4,531	—	—	—	4,532	—	4,532
Purchases of treasury stock	(46)	—	—	(2,238)	—	—	(2,238)	—	(2,238)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(4,193)	(4,193)
Tax effects from stock award plans	—	—	254	—	—	—	254	—	254
Balances as of January 31, 2015	60,905	$61	$1,321,455	$(10,251)	$(219,074)	$(94,335)	$997,856	$7,047	$1,004,903

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended January 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$36,402	$58,776	$58,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,464	55,968	57,097
Provision for doubtful accounts	423	1,112	734
Stock-based compensation - equity portion	46,312	30,173	21,004
Amortization of discount on convertible notes	6,014	—	—
(Benefit) provision for deferred income taxes	(47,331)	2,553	328
Excess tax benefits from stock award plans	(298)	(64)	(139)
Non-cash (gains) losses on derivative financial instruments, net	(3,986)	(346)	399
Losses on early retirements of debt	12,546	9,879	—
Other non-cash items, net	8,928	(1,964)	(5,297)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(54,921)	(23,387)	(13,809)
Inventories	(4,223)	3,105	(1,957)
Deferred cost of revenue	(677)	(6,148)	11,421
Prepaid expenses and other assets	21,412	33,487	(17,577)
Accounts payable and accrued expenses	41,414	23,444	(598)
Deferred revenue	24,057	(1,994)	(6,104)
Other liabilities	8,356	(6,513)	19,078
Other, net	(167)	203	1
Net cash provided by operating activities	193,725	178,284	123,385

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(605,279)	(32,767)	(660)
Purchases of property and equipment	(23,134)	(15,725)	(16,045)
Purchases of investments	(21,175)	(197,749)	(13,593)
Sales and maturities of investments	13,653	178,820	—
Settlements of derivative financial instruments not designated as hedges	3,858	(359)	(270)
Cash paid for capitalized software development costs	(6,083)	(6,668)	(3,916)
Change in restricted cash and bank time deposits, including long-term portion	(36,291)	7,677	(1,212)
Other investing activities	(2,384)	2,575	—
Net cash used in investing activities	(676,835)	(64,196)	(35,696)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	1,526,750	646,750	384
Repayments of borrowings and other financing obligations	(1,361,852)	(586,126)	(22,035)
Proceeds from public issuance of common stock	274,563	—	—
Proceeds from issuance of warrants	45,188	—	—
Payments for convertible note hedges	(60,800)	—	—
Payments of debt issuance and other debt-related costs	(29,164)	(7,754)	(217)
Proceeds from exercises of stock options	17,606	10,896	2,605
Cash received in CTI Merger	—	10,370	—
Dividends paid to noncontrolling interest	(4,193)	(3,579)	(3,070)
Purchases of treasury stock	(2,238)	—	(615)
Excess tax benefits from stock award plans	298	64	139
Payments of contingent consideration for business combinations (financing portion)	(10,445)	(16,087)	(6,497)
Net cash provided by (used in) financing activities	395,713	54,534	(29,306)
Effect of exchange rate changes on cash and cash equivalents	(6,149)	23	928
Net (decrease) increase in cash and cash equivalents	(93,546)	168,645	59,311
Cash and cash equivalents, beginning of period	378,618	209,973	150,662
Cash and cash equivalents, end of period	$285,072	$378,618	$209,973

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Unless the context otherwise requires, the terms "Verint", "we", "us", and "our" in these notes to consolidated financial statements refer to Verint Systems Inc. and its consolidated subsidiaries.

Verint is a global leader in Actionable Intelligence solutions. Actionable Intelligence is a necessity in a dynamic world of massive information growth because it empowers organizations with crucial insights and enables decision makers to anticipate, respond, and take action. With Verint solutions and value-added services, organizations of all sizes and across many industries can make more timely and effective decisions. Today, more than 10,000 organizations in over 180 countries, including over 80 percent of the Fortune 100, use Verint solutions to improve enterprise performance and make the world a safer place. Verint’s vision is to create A Smarter World with Actionable Intelligence®.

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

Significant Change in Ownership

For the periods presented in these consolidated financial statements through and including January 31, 2013, Comverse Technology, Inc. ("CTI"), beneficially owned a majority of our common stock (assuming the conversion of CTI’s preferred stock holdings into common stock) and held a majority of the voting power of our common stock. On February 4, 2013, CTI was merged with and into our new, wholly owned subsidiary, eliminating CTI's majority ownership and control of us (the "CTI Merger"). Further details are provided in Note 15, "Merger with CTI".

During the year ended January 31, 2013, CTI did not provide us with material levels of corporate or administrative services.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Verint Systems Inc., our wholly owned subsidiaries, and a joint venture in which we hold a 50% equity interest.  This joint venture functions as a systems integrator for Asian markets and is a variable interest entity in which we are the primary beneficiary. The noncontrolling interest in this joint venture is reflected within stockholders’ equity on our consolidated balance sheet, but separately from our equity. Investments in companies in which we have less than a 20% ownership interest and do not exercise significant influence are accounted for at cost.  We include the results of operations of acquired companies from the date of acquisition.  All significant intercompany transactions and balances are eliminated.

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

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents primarily consist of interest-bearing money market accounts, commercial paper, and other highly liquid investments with remaining maturities of 90 days or less when purchased.

Restricted Cash and Restricted Bank Time Deposits

Restricted cash and restricted bank time deposits are pledged as collateral or otherwise restricted as to use for vendor payables, general liability insurance, workers’ compensation insurance, warranty programs, and other obligations. Restricted bank time deposits generally consist of certificates of deposit with original maturities of between 30 and 360 days.

Investments

Our investments generally consist of bank time deposits, and marketable debt securities of corporations, the U.S. government, and agencies of the U.S. government, all with remaining maturities in excess of 90 days at the time of purchase. We do not invest in auction rate securities as a matter of policy.

Investments in marketable securities which are classified as available-for-sale are stated at fair value based on market quotes. Investments in time deposits and in certain marketable debt securities which are classified as held-to-maturity are stated at amortized cost. Occasionally, investments with stated maturities beyond one year are classified as short-term if the securities are highly marketable and readily convertible into cash for current operations, although we held no such securities at January 31, 2015 and 2014. Unrealized gains and losses on available-for-sale securities, net of applicable deferred income taxes, are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Gains or losses realized upon sale of short-term investments and declines in value deemed to be other than temporary, if applicable, are recorded in other income (expense), net in our consolidated statement of operations, using the specific identification method. Interest on short-term investments is recognized within income when earned.

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

Accounts receivable, net, includes costs in excess of billings and estimated earnings on arrangements recognized under contract accounting methods, representing revenue recognized on contracts for which billing will occur in subsequent periods, in accordance with the terms of the contracts. Costs in excess of billings and estimated earnings on such contracts were $30.2 million and $22.5 million at January 31, 2015 and 2014, respectively.

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

Allowance for Doubtful Accounts

We estimate the collectability of our accounts receivable balances each accounting period and adjust our allowance for doubtful accounts accordingly. Considerable judgment is required in assessing the collectability of accounts receivable, including consideration of the creditworthiness of each customer, their collection history, and the related aging of past due accounts receivable balances. We evaluate specific accounts when we learn that a customer may be experiencing a deteriorating financial condition due to lower credit ratings, bankruptcy, or other factors that may affect its ability to render payment. We write-off an account receivable and charge it against its recorded allowance at the point when it is considered uncollectible.

The following table summarizes the activity in our allowance for doubtful accounts for the years ended January 31, 2015, 2014, and 2013:

	Year Ended January 31,
(in thousands)	2015	2014	2013
Balance at beginning of period	$1,187	$1,775	$2,929
Provisions charged to expense	423	1,100	250
Amounts written off	(461)	(1,700)	(1,520)
Other, including fluctuations in foreign exchange rates	(50)	12	116
Balance at end of period	$1,099	$1,187	$1,775

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

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method based over the estimated useful lives of the assets. The vast majority of equipment, furniture and other is depreciated over periods ranging from three to seven years. Software is depreciated over periods ranging from three to four years. Buildings are depreciated over periods ranging from ten to twenty-five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.

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

Goodwill, Other Acquired Intangible Assets, and Long-Lived Assets

We record goodwill when the purchase price of net tangible and identifiable intangible assets we acquire exceeds their fair value. Acquired identifiable intangible assets include identifiable acquired technologies, customer relationships, trade names, distribution networks, non-competition agreements, sales backlog, and in-process research and development ("IPR&D"). We amortize the cost of finite-lived identifiable intangible assets over their estimated useful lives, which are periods of ten years or less. Amortization is based on the pattern in which the economic benefits of the intangible asset are expected to be realized, which typically is on a straight-line basis.

We regularly perform reviews to determine if the carrying values of our goodwill and other intangible assets are impaired.
We test goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. As of January 31, 2015, our reporting units are consistent with our operating segments identified in Note 18, "Segment, Geographic, and Significant Customer Information".

We review goodwill for impairment utilizing either a qualitative assessment or a two-step process. If we decide that it is appropriate to perform a qualitative assessment and conclude that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is performed. For reporting units where we perform the two-step process, the first step requires us to estimate the fair value of each reporting unit and compare that fair value to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired and no further evaluation is performed. If the carrying value is higher than the estimated fair value, there is an indication that impairment may exist and the second step is performed, in which case the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment charge.

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

Further information regarding our annual goodwill impairment reviews appears in Note 5, "Intangible Assets and Goodwill".

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

We review finite-lived intangible assets and other long-lived assets when an event occurs indicating the potential for impairment. If any indicators are present, we perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the assets in question to their carrying amounts. If the undiscounted cash flows used in the test for recoverability are less than the long-lived assets carrying amount, we determine the fair value of the long-lived asset and recognize an impairment loss if the carrying amount of the long-lived asset exceeds its fair value. The impairment loss recognized is the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Fair Values of Financial Instruments

Our recorded amounts of cash and cash equivalents, restricted cash and restricted bank time deposits, accounts receivable, investments, and accounts payable approximate fair value, due to the short-term nature of these instruments. We measure certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Fair value disclosures regarding our money market funds, short-term investments, derivative financial instruments, contingent consideration obligations, and long-term debt are included in Note 12, "Fair Value Measurements".

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
For the years ended January 31, 2015, 2014, and 2013, certain foreign currency forward contracts qualified for accounting as hedges and accordingly, the effective portions of the changes in fair value of these instruments were recorded in accumulated other comprehensive income (loss) in our consolidated balance sheets, net of income taxes, and are reclassified to the consolidated statements of operations when the effects of the item being hedged are recognized in the consolidated statements of operations. The ineffective portion, if any, of these contracts is reported in other income (expense), net. For derivative financial instruments not accounted for as hedges, gains and losses from changes in their fair values are reported in other income (expense), net. See Note 13, "Derivative Financial Instruments", for further details.
Long-term Debt

We capitalize debt issuance costs, as well as costs incurred for subsequent modification of debt, incurred in connection with our long-term borrowings and credit facilities. We amortize these costs as an adjustment to interest expense over the remaining contractual life of the associated long-term borrowing or credit facility using the effective interest method for term loans and convertible debt borrowings, and the straight-line method for revolving credit facilities. When unscheduled principal payments are made, we adjust the amortization of our deferred debt-related costs to reflect the expected remaining terms of the borrowing.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly evaluated by the enterprise’s chief operating decision maker ("CODM"), or decision making group, in deciding how to allocate resources and in assessing performance.

We conduct our business through three operating segments, which are also our reportable segments, Enterprise Intelligence Solutions ("Enterprise Intelligence"), Communications and Cyber Intelligence Solutions ("Communications Intelligence"), and Video and Situation Intelligence Solutions ("Video Intelligence"). Organizing our business through three operating segments allows us to align our resources and domain expertise to effectively address the Actionable Intelligence market. We determine our reportable segments based on a number of factors our management uses to evaluate and run our business operations, including similarities of customers, products and technology. Our Chief Executive Officer is our CODM, who regularly reviews segment revenue and segment operating contribution when assessing financial results of segments and allocating resources.

We measure the performance of our operating segments based upon segment revenue and segment contribution. Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, research and development and selling, marketing, and administrative expenses. We do not allocate certain expenses, which include the majority of general and administrative expenses, facilities and communication expenses, purchasing expenses, manufacturing support and logistic expenses, depreciation and amortization, amortization of capitalized software development costs, stock-based compensation, and special charges such as restructuring costs when calculating segment contribution. These expenses are included within unallocated expenses in our presentation of segment operating results. Revenue from transactions between our operating segments is not material. See Note 18, "Segment, Geographic, and Significant Customer Information", for further details.

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

Our multiple-element arrangements consist of a combination of our product and service offerings that may be delivered at various points in time. For arrangements within the scope of the multiple-deliverable accounting guidance, a deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. For multiple-element arrangements comprised only of tangible products containing software components and non-software components and related services, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. The total transaction revenue is allocated to the multiple elements based on each element's relative selling price compared to the total selling price. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

Our policy for establishing VSOE for installation, consulting, and training is based upon an analysis of separate sales of services. We utilize either the substantive renewal rate approach or the bell-shaped curve approach to establish VSOE for our PCS offerings, depending upon the business segment, geographical region, or product line.

TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in stand-alone sales to similarly situated customers. However, as most of our products contain a significant element of proprietary technology offering substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products' selling prices are on a stand-alone basis, we are typically not able to determine TPE.

If we are unable to determine the selling price because VSOE or TPE does not exist, we determine ESP for the purposes of allocating the arrangement's revenue by considering several external and internal factors including, but not limited to, pricing practices, similar product offerings, margin objectives, geographies in which we offer our products and services, internal costs, competition, and product life cycle. The determination of ESP is made through consultation with and approval by our management, taking into consideration our go-to-market strategies. We have established processes to update ESP for each element, when appropriate, to ensure that it reflects recent pricing experience.

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

For multiple-element arrangements that contain software and software-related elements for which we are unable to establish VSOE of one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement's revenue into product revenue and service revenue for financial reporting purposes.

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

Some of our arrangements require significant customization of the product to meet the particular requirements of the customer. For these arrangements, revenue is recognized under contract accounting principles, typically using the percentage-of-completion ("POC") method. Under the POC method, revenue recognition is generally based upon the ratio of hours incurred to date to the total estimated hours required to complete the contract. Profit estimates on long-term contracts are revised periodically based on changes in circumstances, and any losses on contracts are recognized in the period that such losses become evident. If the range of profitability cannot be estimated, but some level of profit is assured, revenue is recognized to the extent of costs incurred, until such time that the project's profitability can be estimated or the services have been completed. In the event some level of profitability on a contract cannot be assured, the completed-contract method of revenue recognition is applied.

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

Functional Currencies and Foreign Currency Transaction Gains and Losses

The functional currency for most of our foreign subsidiaries is the applicable local currency, although we have several subsidiaries with functional currencies that differ from their local currency, of which the most notable exceptions are our subsidiaries in Israel, whose functional currencies are the U.S. dollar. One of our subsidiaries operates in two economic environments which have differing foreign exchange risks, and therefore uses a different functional currency in each environment.

Transactions denominated in currencies other than a functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within other income (expense), net in the consolidated statements of operations. We recorded net foreign currency losses of $13.4 million and $6.1 million for the years ended January 31, 2015 and 2014, respectively, and net foreign currency gains of $1.0 million for the year ended January 31, 2013.

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

When stock options are awarded, the fair value of the option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility and expected term are input factors to that model that can require significant management judgment. Expected volatility is estimated utilizing daily historical volatility over a period that equates to the expected life of the option. The expected life (estimated period of time outstanding) is estimated using the historical exercise behavior of employees. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option pricing model.

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
Potentially dilutive common shares also included the assumed conversion of our Series A Convertible Perpetual Preferred Stock ("Preferred Stock"), if dilutive, for periods prior to cancellation of the Preferred Stock on February 4, 2013 in connection with the CTI Merger. The CTI Merger is further discussed in Note 15, "Merger with CTI".

In periods for which we report a net loss, basic net loss per common share and diluted net loss per common share are identical since the effect of potential common shares is anti-dilutive and therefore excluded.

Recent Accounting Pronouncements

New Accounting Pronouncements Implemented

In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This new standard is intended to resolve diversity in practice regarding the release into net income of a cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 was effective prospectively for us on February 1, 2014. The adoption of this standard did not impact our consolidated financial statements.

New Accounting Pronouncements To Be Implemented

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It was effective for us on February 1, 2015. We do not expect the adoption of this standard to materially impact our consolidated financial statements, absent any disposals of components or groups of components that have a material effect on our financial results in future periods.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities may choose from two adoption methods, with certain practical expedients. We are currently reviewing this standard to assess the impact on our future consolidated financial statements and evaluating the available adoption methods.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU No. 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities from GAAP and it eliminates an exception provided in the consolidation guidance for development stage enterprises. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, although early adoption is permitted. We are currently reviewing this standard to assess the impact on our future consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU No. 2014-12 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, although early adoption is permitted. We are currently reviewing this standard to assess the impact on our future consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The provisions of ASU No. 2014-15 are effective for annual periods ending after December 15, 2016 and for annual and interim periods thereafter, and early adoption is permitted. The adoption of ASU No. 2014-15 is not expected to have a material effect on our future consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU No. 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to separately present an extraordinary item on its statement of operations, net of tax, after income from continuing operations or to disclose income taxes and net income per share data applicable to an extraordinary item. However, ASU No. 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU No. 2015-01 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, although early adoption is permitted. We do not expect the adoption of this standard to materially impact our consolidated financial statements, absent any material transactions in future periods that would have qualified for extraordinary item presentation under the prior guidance.

2.	NET INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net income per common share attributable to Verint Systems Inc. for the years ended January 31, 2015, 2014, and 2013:

	Year Ended January 31,
(in thousands, except per share amounts)	2015	2014	2013
Net income	$36,402	$58,776	$58,804
Net income attributable to noncontrolling interest	5,471	5,019	4,802
Net income attributable to Verint Systems Inc.	30,931	53,757	54,002
Dividends on Preferred Stock	—	(174)	(15,472)
Net income attributable to Verint Systems Inc. for basic net income per common share	30,931	53,583	38,530
Dilutive effect of dividends on Preferred Stock	—	—	—
Net income attributable to Verint Systems Inc. for diluted net income per common share	$30,931	$53,583	$38,530
Weighted-average shares outstanding:
Basic	58,096	52,967	39,748
Dilutive effect of employee equity award plans	1,278	911	564
Dilutive effect of 1.50% convertible senior notes	—	—	—
Dilutive effect of warrants	—	—	—
Dilutive effect of assumed conversion of Preferred Stock	—	—	—
Diluted	59,374	53,878	40,312
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.53	$1.01	$0.97
Diluted	$0.52	$0.99	$0.96

We excluded the following weighted-average common shares underlying stock-based awards and the assumed conversion of our Preferred Stock from the calculations of diluted net income per common share because their inclusion would have been anti-dilutive:

	Year Ended January 31,
(in thousands)	2015	2014	2013
Common shares excluded from calculation:
Stock options and restricted stock-based awards	226	247	749
1.50% convertible senior notes	3,876	—	—
Warrants	3,876	—	—
Preferred Stock	—	123	11,043

The Notes will not impact the calculation of diluted net income per share unless the average price of our common stock, as calculated in accordance with the terms of the indenture governing the Notes, exceeds the conversion price of $64.46 per share. Likewise, diluted net income per share will not include any effect from the Warrants unless the average price of our common stock, as calculated under the terms of the Warrants, exceeds the exercise price of $75.00 per share. Further details regarding the Notes and the Warrants appear in Note 6, "Long-Term Debt".

The Preferred Stock was canceled in conjunction with the CTI Merger on February 4, 2013, as further discussed in Note 9, "Convertible Preferred Stock" and Note 15, "Merger with CTI". The weighted-average common shares underlying the assumed conversion of the Preferred Stock for the year ended January 31, 2014 in the table above reflect Preferred Stock as outstanding for only four days during that period.

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents and short-term investments as of January 31, 2015 and 2014:

	January 31, 2015
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$281,890	$—	$—	$281,890
Money market funds	183	—	—	183
Commercial paper	2,999	—	—	2,999
Total cash and cash equivalents	$285,072	$—	$—	$285,072

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$13,741	$101	$—	$13,842
Bank time deposits	21,909	—	—	21,909
Total short-term investments	$35,650	$101	$—	$35,751

	January 31, 2014
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$314,604	$—	$—	$314,604
Money market funds	14,023	—	—	14,023
Commercial paper	49,986	5	—	49,991
Total cash and cash equivalents	$378,613	$5	$—	$378,618

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$9,402	$4	$—	$9,406
Bank time deposits	22,643	$—	$—	22,643
Total short-term investments	$32,045	$4	$—	$32,049

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

As of January 31, 2015 and 2014, all of our available-for-sale investments had contractual maturities of less than one year.
Gains and losses on sales of available-for-sale securities during the years ended January 31, 2015, 2014, and 2013 were not significant.

During the years ended January 31, 2015 and 2014, proceeds from sales and maturities of available-for-sale securities were $13.7 million and $178.8 million, respectively, and were not significant for the year ended January 31, 2013.

We believe that the investments we held at January 31, 2015 were not other-than-temporarily impaired. We held no available-for-sale securities with unrealized losses at January 31, 2015. We do not intend to sell our available-for-sale securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.

4.	BUSINESS COMBINATIONS

Year Ended January 31, 2015

KANA Software, Inc.

On February 3, 2014, we completed the acquisition of KANA Software, Inc. and its subsidiaries through the merger of KANA Software, Inc.'s parent holding company, Kay Technology Holdings, Inc. (collectively, "KANA"), with an indirect, wholly owned subsidiary of Verint, with Kay Technology Holdings, Inc. continuing as the surviving company and as our wholly owned subsidiary. The purchase price consisted of $542.4 million of cash paid at the closing, partially offset by $25.1 million of KANA’s cash received in the acquisition, and a $0.7 million post-closing purchase price adjustment, resulting in net cash consideration of $516.6 million. The post-closing purchase price adjustment resulted from the final determination of KANA's February 3, 2014 cash, debt, net working capital, transaction expenses and taxes, and was received in cash in May 2014.

The merger consideration was funded by a combination of cash on hand, $300.0 million of incremental term loans incurred in connection with an amendment to our Credit Agreement, and $125.0 million of borrowings under our 2013 Revolving Credit Facility (further details for which appear in Note 6, "Long-Term Debt").

KANA, based in Sunnyvale, California and with global operations, is a leading provider of on-premises and cloud-based solutions which create differentiated, personalized, and integrated customer experiences for large enterprises and mid-market organizations. KANA has been substantially integrated into our Enterprise Intelligence operating segment.

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

As a result of the substantial integration of KANA into our Enterprise Intelligence operating segment, we are unable to provide a meaningful measure of the impact on revenue and net income attributable to KANA in our consolidated statements of operations for the year ended January 31, 2015.

Transaction and related costs directly related to the acquisition of KANA, consisting primarily of professional fees and integration expenses, were $10.0 million for the year ended January 31, 2015, and were expensed as incurred and are included in selling, general and administrative expenses.

UTX Technologies Limited

On March 31, 2014, we completed the acquisition of all of the outstanding shares of UTX Technologies Limited (“UTX”), a provider of certain mobile device tracking solutions for security applications, from UTX Limited. UTX Limited was our supplier of these products to our Communications Intelligence operating segment prior to the acquisition. The purchase price consisted of $82.9 million of cash paid at closing, and up to $1.5 million of potential future contingent consideration payments to UTX Limited, the acquisition date fair value of which was estimated to be $1.3 million.

UTX is based in the Europe, the Middle East and Africa (“EMEA”) region and has been integrated into our Communications Intelligence operating segment.

Among the factors contributing to the recognition of goodwill as a component of the UTX purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. This goodwill has been assigned to our Communications Intelligence segment and is not deductible for income tax purposes.

For year ended January 31, 2015, we recorded a charge of $0.2 million within selling, general and administrative expenses to increase the fair value of the UTX contingent consideration obligation to $1.5 million, in consideration of UTX achieving certain performance targets. This amount was paid to UTX Limited prior to January 31, 2015.

Revenue and income before provision for income taxes attributable to UTX from March 31, 2014 through January 31, 2015 were not significant to our consolidated operating results.

Transaction and related costs directly related to the acquisition of UTX, consisting primarily of professional fees, integration expenses and related adjustments, were $2.5 million for the year ended January 31, 2015 and were expensed as incurred and are included in selling, general and administrative expenses.

As a result of the UTX acquisition, we recorded a $2.6 million charge for the impairment of certain capitalized software development costs during the year ended January 31, 2015, reflecting strategy changes in certain product development initiatives. This charge is reflected within cost of product revenue.

Other Business Combinations

We completed two separate acquisitions of certain technologies and other assets for use in our Communications Intelligence operating segment on April 16, 2014 and January 15, 2015, respectively, in transactions that qualified as business combinations. These business combinations were not material to our consolidated financial statements, individually or in the aggregate.

Purchase Price Allocations

The purchase price allocations for the business combinations completed during the year ended January 31, 2015 were initially prepared on a preliminary basis, subject to change as additional information became available during the respective measurement periods (up to one year from the respective acquisition dates). The purchase price allocation for KANA is now complete, but the purchase price allocation for UTX remains preliminary. Fair values still under review for UTX include values assigned to identifiable intangible assets, deferred income taxes and reserves for uncertain income tax positions. Through January 31, 2015, adjustments identified and recorded subsequent to the initial purchase price allocations for both KANA and UTX were not material.

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

The following table sets forth the components and the allocations of the purchase prices for our acquisitions of KANA and UTX, including adjustments identified subsequent to the respective acquisition dates:

(in thousands)	KANA	UTX
Components of Purchase Prices:
Cash, including post-closing adjustments	$541,685	$82,901
Fair value of contingent consideration	—	1,347
Total purchase prices	$541,685	$84,248

Allocation of Purchase Prices:
Net tangible assets (liabilities):
Accounts receivable	$18,473	$—
Other current assets, including cash acquired	49,798	3,836
Other assets	12,203	924
Current and other liabilities	(17,851)	(263)
Deferred revenue - current and long-term	(7,932)	(340)
Deferred income taxes - current and long-term	(60,879)	(4,882)
Net tangible liabilities	(6,188)	(725)
Identifiable intangible assets:
Customer relationships	152,700	2,000
Developed technology	55,500	37,400
Trademarks and trade names	11,500	—
Other intangible assets	—	1,100
Total identifiable intangible assets	219,700	40,500
Goodwill	328,173	44,473
Total purchase price allocations	$541,685	$84,248

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

The weighted-average estimated useful life of all finite-lived identifiable intangible assets acquired during the year ended January 31, 2015 is 7.4 years.

The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

We have included the financial results of these business combinations in our consolidated financial statements from their respective acquisition dates.

Pro Forma Information

The following table provides unaudited pro forma operating results for the years ended January 31, 2015 and 2014, as if KANA and UTX had been acquired on February 1, 2013. These unaudited pro forma results reflect certain adjustments related to these acquisitions, including amortization expense on finite-lived intangible assets acquired from KANA and UTX, interest expense and fees associated with additional long-term debt incurred to partially fund the acquisition of KANA, and adjustments to recognize the fair value of revenue associated with performance obligations assumed in the acquisition of KANA.

For purposes of the following unaudited pro forma operating results, a $44.4 million income tax benefit resulting from a reduction of valuation allowances associated from the acquisition of KANA is reflected in the pro forma operating results for the year ended January 31, 2014. The actual tax benefit was recorded during the year ended January 31, 2015, as further described in Note 11, "Income Taxes".

The unaudited pro forma results do not include any operating efficiencies or potential cost savings which may result from these business combinations. Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on February 1, 2013, nor are they indicative of future operating results.

	Year Ended January 31,
(in thousands, except per share amounts)	2015	2014
Revenue	$1,158,141	$1,032,733
Net income	$29,644	$50,432
Net income attributable to Verint Systems Inc.	$24,173	$45,413
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.42	$0.85
Diluted	$0.41	$0.84

Year Ended January 31, 2014

On February 4, 2013, we completed the CTI Merger, details for which appear in Note 15, "Merger with CTI".

Other Business Combinations

During the year ended January 31, 2014, in addition to the CTI Merger, we completed five business combinations:

•	On August 1, 2013, we acquired certain technology and other assets for use in our Communications Intelligence operating segment in a transaction that qualified as a business combination.

•
On October 4, 2013, we acquired all of the outstanding shares of a privately held company specializing in performance improvements in customer contact centers, based in the EMEA region, that has been integrated into our Enterprise Intelligence operating segment.

•	On November 6, 2013, we acquired certain technology and other assets for use in our Communications Intelligence operating segment in a transaction that qualified as a business combination.

•
On December 6, 2013, we acquired all of the outstanding shares of a privately held management consulting and performance management company, based in the Americas region, that has been integrated into our Enterprise Intelligence operating segment.

•
On December 19, 2013, we acquired all of the outstanding shares of a privately held provider of fraud prevention and identity authentication solutions, based in the Americas region, that has been integrated into our Enterprise Intelligence operating segment.

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

The $11.9 million acquisition date combined fair values of the contingent consideration obligations were estimated based on probability adjusted present values of the consideration expected to be transferred using significant inputs that are not observable in the market. Key assumptions used in these estimates included probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. At each reporting date, we revalue the contingent consideration obligations to their fair values and record increases and decreases in fair value within selling, general and administrative expenses in our consolidated statements of operations. Changes in the fair value of the contingent consideration obligations result from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. For the years ended January 31, 2015 and 2014, we recorded charges of $0.4 million and $0.3 million, respectively, within selling, general and administrative expenses for changes in the fair values of these contingent consideration obligations, which primarily reflected the impacts of revised expectations of achieving the performance targets. As of January 31, 2015, the aggregate fair value of the contingent consideration obligations associated with these acquisitions was $6.8 million, of which $1.3 million was recorded within accrued expenses and other current liabilities, and $5.5 million was recorded within other liabilities.

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

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.9 million and $2.7 million for the years ended January 31, 2015 and 2014, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The following table sets forth the components and the allocations of the combined purchase prices for the business combinations completed during the year ended January 31, 2014, other than the CTI Merger.

(in thousands)	Amount
Components of Purchase Prices:
Cash	$34,229
Fair value of contingent consideration	11,907
Total purchase prices	$46,136

Allocation of Purchase Prices:
Net tangible assets:
Accounts receivable	$3,687
Other current assets	3,050
Other assets	275
Current and other liabilities	(2,717)
Deferred revenue	(1,310)
Deferred income taxes - current and long-term	(2,272)
Net tangible assets	713
Identifiable intangible assets:
Developed technology	14,009
Customer relationships	11,714
Trademarks and trade names	649
Total identifiable intangible assets	26,372
Goodwill	19,051
Total purchase price allocations	$46,136

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

Other Business Combination Information

For the years ended January 31, 2015, 2014 and 2013, we recorded a charge of $0.3 million and benefits of $2.8 million and $6.2 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations completed prior to January 31, 2012. The aggregate fair value of the remaining contingent consideration obligations associated with these acquisitions was not significant at January 31, 2015.

In connection with a business combination completed during the year ended January 31, 2012, we assumed approximately $5.2 million of long-term liabilities associated with uncertain tax positions of the acquired company. A corresponding indemnification asset of $5.2 million was also recorded, recognizing the selling shareholders’ contractual obligation to indemnify us for these pre-acquisition liabilities. As of January 31, 2015 and 2014, these liabilities were $1.4 million and $1.5 million, respectively, and were included within other liabilities. The corresponding indemnification assets as of January 31, 2015 and 2014 were $0.4 million and $0.4 million, respectively, and were included within other assets. During the years ended January 31, 2014 and 2013, we met the criteria required to adjust several of these pre-acquisition uncertain tax positions, and therefore tax liabilities of $1.0 million and $1.1 million were reversed and reflected as components of the provision for income taxes for the years ended January 31, 2014 and 2013, respectively. Because the liabilities for the uncertain tax positions were reversed, we also recorded write-offs of the corresponding indemnification assets of $0.9 million and $1.1 million for the years ended January 31, 2014 and 2013, respectively, which are included in other income (expense), net for those years. In addition, during the years ended January 31, 2014 and 2013, based upon our assessment of the collectibility of the indemnification from the former shareholders of the acquired company, we recognized impairments of $0.9 million and $0.4 million, respectively, of the indemnification assets associated with these liabilities, which are included in other income (expense), net for those years. No liability reversals or impairments were recorded for the year ended January 31, 2015. The carrying values of these assets and liabilities were also impacted by foreign currency exchange rate fluctuations.

5.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of January 31, 2015 and 2014:

	January 31, 2015
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, all with finite lives:
Customer relationships	$378,756	$(176,796)	$201,960
Acquired technology	201,294	(104,117)	97,177
Trade names	18,799	(9,131)	9,668
Non-competition agreements	3,625	(2,331)	1,294
Distribution network	4,440	(2,645)	1,795
Total intangible assets	$606,914	$(295,020)	$311,894

	January 31, 2014
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$240,208	$(141,714)	$98,494
Acquired technology	106,361	(76,922)	29,439
Trade names	13,378	(11,378)	2,000
Non-competition agreements	5,514	(4,970)	544
Distribution network	2,440	(1,840)	600
Backlog	386	(316)	70
Total intangible assets with finite lives	368,287	(237,140)	131,147
In-process research and development, with indefinite lives	1,700	—	1,700
Total intangible assets	$369,987	$(237,140)	$132,847

The following table presents net acquisition-related intangible assets by reportable segment as of January 31, 2015 and 2014:

	January 31,
(in thousands)	2015	2014
Enterprise Intelligence	$261,354	$115,928
Communications Intelligence	49,670	14,856
Video Intelligence	870	2,063
Total	$311,894	$132,847

Total amortization expense recorded for acquisition-related intangible assets was $76.2 million, $36.9 million, and $39.3 million for the years ended January 31, 2015, 2014, and 2013, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2016	$78,790
2017	72,097
2018	53,788
2019	25,277
2020	19,237
2021 and thereafter	62,705
Total	$311,894

During the year ended January 31, 2014, we recorded a $0.5 million impairment of an acquired intangible asset, which is included within cost of product revenue. No impairments of acquired intangible assets were recorded during the years ended January 31, 2015 and 2013.

Goodwill activity for the years ended January 31, 2015, and 2014, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Enterprise Intelligence	Communications Intelligence	Video Intelligence
Year Ended January 31, 2014:
Goodwill, gross, at January 31, 2013	$896,774	$771,738	$48,233	$76,803
Accumulated impairment losses through January 31, 2013	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at January 31, 2013	829,909	740,947	48,233	40,729
Business combinations	19,051	18,339	712	—
Foreign currency translation and other	4,429	5,645	(1,107)	(109)
Goodwill, net, at January 31, 2014	$853,389	$764,931	$47,838	$40,620

Year Ended January 31, 2015:
Goodwill, gross, at January 31, 2014	$920,254	$795,722	$47,838	$76,694
Accumulated impairment losses through January 31, 2014	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at January 31, 2014	853,389	764,931	47,838	40,620
Business combinations	382,422	328,173	54,249	—
Foreign currency translation and other	(34,994)	(31,582)	(826)	(2,586)
Goodwill, net, at January 31, 2015	$1,200,817	$1,061,522	$101,261	$38,034

Balance at January 31, 2015:
Goodwill, gross, at January 31, 2015	$1,267,682	$1,092,313	$101,261	$74,108
Accumulated impairment losses through January 31, 2015	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at January 31, 2015	$1,200,817	$1,061,522	$101,261	$38,034

Goodwill resulting from a business combination is assigned, at the acquisition date, to those reporting units expected to benefit from the synergies of the combination.

The results of our goodwill impairment testing as of November 1, 2012 indicated that the estimated fair values of all our reporting units significantly exceeded their carrying values.

Based upon our November 1, 2014 and 2013 goodwill impairment reviews, we concluded that the estimated fair values of our Enterprise Intelligence and Communications Intelligence reporting units significantly exceeded their carrying values. The estimated fair value of our Video Intelligence reporting unit was approximately 20% and 30% greater than its carrying value at November 1, 2014 and 2013, respectively, and we have therefore concluded that this reporting unit is at more than remote risk of failing step one of future goodwill impairment tests, and is therefore at risk of future impairment in the event of significant unfavorable changes in the assumptions used in our impairment review, including the weighted average cost of capital (discount rate) and growth rates utilized in our discounted cash flow analysis. Although we believe that our current estimates are reasonable and appropriate, our Video Intelligence reporting unit competes in a challenging environment and there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment test will prove to be accurate predictions of future performance. Delays or declines in spending to install, upgrade or maintain security intelligence systems, technological changes, new competitors, or changes in buying patterns from key customers are examples of circumstances that could adversely impact the fair value of our Video Intelligence reporting unit.

No changes in circumstances or indicators of potential impairment were identified between November 1 and January 31 in each of the years ended January 31, 2015, 2014 and 2013.

No goodwill impairment was identified for the years ended January 31, 2015, 2014 and 2013.

6.	LONG-TERM DEBT

The following table summarizes our long-term debt at January 31, 2015 and 2014:

	January 31,
(in thousands)	2015	2014
1.50% Convertible Senior Notes:
Principal amount	$400,000	$—
Unamortized debt discount	(74,086)	—
1.50% Convertible Senior Notes, net	325,914	—
February 2014 Term Loans:
Gross amount	130,729	—
Unamortized debt discount	(277)	—
February 2014 Term Loans, net	130,452	—
March 2014 Term Loans	280,413	—
March 2013 Term Loans:
Gross amount	—	645,125
Unamortized debt discount	—	(2,827)
March 2013 Term Loans, net	—	642,298
Other debt	23	87
Total debt	736,802	642,385
Less: current maturities	23	6,555
Long-term debt	$736,779	$635,830

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

The conversion price of the Notes at any time is equal to $1,000 divided by the then-applicable conversion rate. The Notes have a conversion rate of 15.5129 shares of common stock per $1,000 principal amount of Notes, which represents an effective conversion price of approximately $64.46 per share of common stock and would result in the issuance of approximately 6,205,000 shares if all of the Notes were converted. The conversion rate has not changed since issuance of the Notes, although throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events.
Holders may surrender their Notes for conversion at any time prior to the close of business on the business day immediately preceding December 1, 2020, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter which ended on September 30, 2014, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter, is more than 130% of the conversion price of the Notes in effect on each applicable trading day;

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
As of January 31, 2015, the Notes were not convertible.

In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the Notes in a manner that reflected our estimated nonconvertible debt borrowing rate. We estimated the carrying amount of the debt component of the Notes to be $319.9 million at the issuance date, assuming a 5.00% non-convertible borrowing rate. The carrying amount of the equity component was determined to be approximately $80.1 million by deducting the carrying amount of the debt component from the principal amount of the Notes, and was recorded as an increase to additional paid-in capital. The excess of the principal amount of the debt component over its carrying amount (the “debt discount”) is being amortized as interest expense over the term of the Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

We allocated transaction costs related to the issuance of the Notes, including underwriting discounts, of $7.6 million and $1.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component were recorded within other assets and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at January 31, 2015. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% at January 31, 2015.

Based on the closing market price of our common stock on January 31, 2015, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

Note Hedges and Warrants

Concurrently with the issuance of the Notes, we entered into convertible note hedge transactions (the “Note Hedges”) and sold warrants (the “Warrants”). The combination of the Note Hedges and the Warrants serves to increase the effective initial conversion price for the Notes to $75.00 per share. The Note Hedges and Warrants are each separate instruments from the Notes.
Note Hedges
Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of January 31, 2015, we had not purchased any shares of our common stock under the Note Hedges.
Warrants
We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of January 31, 2015, no Warrants had been exercised and all Warrants remained outstanding.
The Note Hedges and Warrants both meet the requirements for classification within stockholders’ equity, and their respective fair values are not remeasured and adjusted as long as these instruments continue to qualify for stockholders’ equity classification.
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

2014 Amendments to Credit Agreement

During the year ended January 31, 2015, we entered into five separate amendments to the Credit Agreement as described below.

On February 3, 2014, in connection with the acquisition of KANA, we borrowed $125.0 million under the 2013 Revolving Credit Facility and entered into Amendment No. 1 pursuant to which, on such date, we incurred $300.0 million of incremental term loans (the “February 2014 Term Loans”), maturing in September 2019. The net proceeds of these borrowings were used to fund a portion of the KANA purchase price.

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

On March 7, 2014, we entered into Amendment No. 4 to refinance all $643.5 million of outstanding March 2013 Term Loans at that date with $643.5 million of new term loans (the “March 2014 Term Loans”), maturing in September 2019. The provisions for determining the interest rate on the March 2014 Term Loans are identical to such provisions for the February 2014 Term Loans. The repricing of the interest rate applicable to borrowings under the 2013 Revolving Credit Facility contemplated by Amendment No. 3 became effective on March 7, 2014, upon the effectiveness of Amendment No. 4.

The refinancing of the March 2013 Term Loans with the proceeds of the March 2014 Term Loans pursuant to Amendment No. 4 was accounted for as an early retirement of the March 2013 Term Loans and, as a result, $4.3 million of unamortized deferred debt issuance costs and $2.8 million of unamortized discount associated with the March 2013 Term Loans as of the March 7, 2014 effective date of Amendment No. 4 were written off as a $7.1 million loss on early retirement of debt.

As of January 31, 2015, the interest rate on both the February 2014 Term Loans and the March 2014 Term Loans was 3.50%. Taking into account the impact of original issuance discounts, if any, and related deferred debt issuance costs, the effective interest rates on the February 2014 Term Loans and March 2014 Term Loans were approximately 4.03% and 3.58%, respectively, at that date.

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
Early Partial Retirement of Term Loans - June 2014

On June 18, 2014, we utilized the majority of the combined net proceeds from the issuance of the Notes and the concurrent issuance of 5,750,000 shares of common stock to retire $530.0 million of the February 2014 Term Loans and March 2014 Term Loans, and all $106.0 million of then-outstanding borrowings under the 2013 Revolving Credit Facility. As a result, $3.8 million and $1.3 million of deferred debt issuance costs associated with the February 2014 Term Loans and March 2014 Term Loans, respectively, and $0.4 million of unamortized discount associated with the February 2014 Term Loans, were written off as a $5.5 million loss on early retirement of debt.
Borrowings Under 2013 Revolving Credit Facility

There were no borrowings under the 2013 Revolving Credit Facility at January 31, 2015 and 2014. The initial interest rate on the February 3, 2014 borrowings under the 2013 Revolving Credit Facility was 4.00%, but was adjusted to 3.50% on March 7, 2014, as further described above.
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

Future Principal Payments on Term Loans

Prior to June 2014, we were required to make quarterly principal payments on the February 2014 Term Loans and March 2014 Term Loans of $0.8 million and $1.6 million, respectively, through August 1, 2019, with the remaining balances due in September 2019. Following the partial retirements of the February 2014 Term Loans and March 2014 Term Loans in June 2014, future scheduled principal payments on the February 2014 Term Loans and March 2014 Term Loans as of January 31, 2015 were as follows:

(in thousands)	February 2014	March 2014
Years Ending January 31,	Term Loans	Term Loans
2016	$—	$—
2017	669	1,434
2018	1,337	2,869
2019	1,337	2,869
2020	127,386	273,241
Total	$130,729	$280,413
Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our Credit Agreement for the years ended January 31, 2015, 2014, and 2013:

	Year Ended January 31,
(in thousands)	2015	2014	2013
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$3,717	$—	$—
Amortization of debt discount	6,014	—	—
Amortization of deferred debt issuance costs	566	—	—
Total - 1.50% Convertible Senior Notes	$10,297	$—	$—

Borrowings under Credit Agreement:
Interest expense at contractual rates	$23,236	$26,254	$27,138
Amortization of debt discounts	116	458	486
Amortization of deferred debt issuance costs	2,435	2,164	3,002
Total - Borrowings under Credit Agreement	$25,787	$28,876	$30,626

7.	SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Consolidated Balance Sheets

Inventories consisted of the following as of January 31, 2015 and 2014:

	January 31,
(in thousands)	2015	2014
Raw materials	$6,203	$3,190
Work-in-process	8,481	5,645
Finished goods	2,821	1,858
Total inventories	$17,505	$10,693

Property and equipment, net consisted of the following as of January 31, 2015 and 2014:

	January 31,
(in thousands)	2015	2014
Land and buildings	$10,932	$3,781
Leasehold improvements	25,747	19,438
Software	38,305	32,542
Equipment, furniture, and other	76,839	62,126
	151,823	117,887
Less: accumulated depreciation and amortization	(89,333)	(77,742)
Total property and equipment, net	$62,490	$40,145

Depreciation expense on property and equipment was $17.7 million, $13.5 million and $11.8 million the years ended January 31, 2015, 2014, and 2013, respectively.

Other assets consisted of the following as of January 31, 2015 and 2014:

	January 31,
(in thousands)	2015	2014
Deferred debt issuance costs, net	$14,894	$9,598
Long-term restricted cash and time deposits	1,959	391
Other	13,305	14,037
Total other assets	$30,158	$24,026

Accrued expenses and other current liabilities consisted of the following as of January 31, 2015 and 2014:

	January 31,
(in thousands)	2015	2014
Compensation and benefits	$76,736	$69,122
Billings in excess of costs and estimated earnings on uncompleted contracts	75,414	46,569
Professional and consulting fees	7,374	8,574
Derivative financial instruments - current portion	9,509	—
Distributor and agent commissions	2,141	3,640
Taxes other than income taxes	9,423	8,940
Interest on indebtedness	4,597	6,595
Contingent consideration - current portion	3,892	9,859
Other	32,527	25,375
Total accrued expenses and other current liabilities	$221,613	$178,674

Other liabilities consisted of the following as of January 31, 2015 and 2014:

	January 31,
(in thousands)	2015	2014
Unrecognized tax benefits, including interest and penalties	$50,451	$42,280
Obligations for severance compensation	2,664	3,036
Contingent consideration - long-term portion	10,615	7,448
Other	16,488	10,693
Total other liabilities	$80,218	$63,457

Consolidated Statements of Operations

Other expense, net consisted of the following for the years ended January 31, 2015, 2014, and 2013:

	Year Ended January 31,
(in thousands)	2015	2014	2013
Foreign currency (losses) gains, net	$(13,402)	$(6,057)	$960
Gains (losses) on derivative financial instruments, net	3,986	345	(399)
Derecognition of indemnification asset related to CTI Merger	—	(12,874)	—
Other, net	(155)	(1,689)	(1,847)
Total other expense, net	$(9,571)	$(20,275)	$(1,286)

Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our consolidated cash flows for the years ended January 31, 2015, 2014, and 2013:

	Year Ended January 31,
(in thousands)	2015	2014	2013
Cash paid for interest	$29,296	$24,444	$27,497
Cash payments (refunds) of income taxes, net	$15,362	$(1,748)	$18,161
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$4,258	$1,161	$1,058
Inventory transfers to property and equipment	$630	$757	$566
Liabilities for contingent consideration in business combinations	$8,347	$11,907	$—
Purchases under supplier financing arrangements, including capital leases	$634	$637	$—
Leasehold improvements funded by lease incentive	$2,242	$—	$5,042
Non-cash net assets acquired in CTI Merger	$—	$3,727	$—

8.	STOCKHOLDERS’ EQUITY

Issuance of Common Stock

On June 18, 2014, we completed a public offering of our common stock pursuant to which we issued and sold 5,750,000 shares of common stock at a price of $47.75 per share. We received aggregate proceeds of $265.6 million from the offering, net of underwriters’ discounts and commissions, but before deducting approximately $0.7 million of other offering expenses.

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the years ended January 31, 2015, 2014, and 2013. Commencing in May 2007, with our issuance of Preferred Stock and our entry into an earlier credit agreement, and continuing currently under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock. Our previously-outstanding Preferred Stock was canceled on February 4, 2013 in connection with the CTI Merger, further details of which appear in Note 15, "Merger with CTI".

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost. At January 31, 2015, we held approximately 348,000 shares of treasury stock with a cost of $10.3 million, and at January 31, 2014, we held 302,000 shares of treasury stock with a cost of $8.0 million .

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

During the year ended January 31, 2015, we acquired approximately 46,000 shares of treasury stock from directors, executive officers, and other employees at a cost of $2.2 million. We did not acquire any shares of treasury stock during the year ended January 31, 2014. During the year ended January 31, 2013, we acquired approximately 18,000 shares of treasury stock from certain executive officers and directors at a cost of $0.5 million.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the years ended January 31, 2015 and 2014:

(in thousands)	Unrealized Gains (Losses) on Derivative Financial Instruments Designated as Hedges	Unrealized Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2013	$2,447	$—	$(46,672)	$(44,225)
Other comprehensive income before reclassifications	4,062	9	5,453	9,524
Amounts reclassified out of accumulated other comprehensive income (loss)	(5,024)	—	—	(5,024)
Net other comprehensive (loss) income	(962)	9	5,453	4,500
Accumulated other comprehensive income (loss) at January 31, 2014	1,485	9	(41,219)	(39,725)
Other comprehensive (loss) income before reclassifications	(11,035)	92	(45,225)	(56,168)
Amounts reclassified out of accumulated other comprehensive income (loss)	1,558	—	—	1,558
Net other comprehensive (loss) income, current period	(9,477)	92	(45,225)	(54,610)
Accumulated other comprehensive (loss) income at January 31, 2015	$(7,992)	$101	$(86,444)	$(94,335)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated statement of operations, with presentation location, for the years ended January 31, 2015, 2014, and 2013 were as follows:

	Year Ended January 31,			Location
(in thousands)	2015	2014	2013
Unrealized losses (gains) on derivative financial instruments:
Foreign currency forward contracts	$190	$(478)	$73	Cost of product revenue
	159	(494)	83	Cost of service and support revenue
	1,050	(3,246)	418	Research and development, net
	458	(1,501)	229	Selling, general and administrative
	1,857	(5,719)	803	Total, before income taxes
	(299)	695	(85)	(Benefit) provision for income taxes
	$1,558	$(5,024)	$718	Total, net of income taxes

9.	CONVERTIBLE PREFERRED STOCK

In 2007, our former controlling shareholder, CTI, purchased 293,000 shares of our Series A Convertible Preferred Stock, for $293.0 million in cash.

On August 12, 2012, we entered into the CTI Merger Agreement providing for the CTI Merger. The CTI Merger was completed on February 4, 2013 and eliminated CTI's majority ownership and control of us. Upon completion of the CTI Merger, each outstanding share of Preferred Stock, all of which was held by CTI, was canceled. Further details regarding the CTI Merger appear in Note 15, "Merger Agreement with CTI".

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

10. RESEARCH AND DEVELOPMENT, NET

Our gross research and development expenses for the years ended January 31, 2015, 2014, and 2013, were $178.7 million, $131.6 million, and $121.2 million, respectively. OCS reimbursements amounted to $3.2 million, $3.5 million, and $3.3 million for the years ended January 31, 2015, 2014, and 2013, respectively, which were recorded as reductions of gross research and development expenses. We recorded other reimbursements of research and development expenses of $1.8 million, $1.6 million, and $1.9 million for the years ended January 31, 2015, 2014, and 2013, respectively.

We capitalize certain costs incurred to develop our commercial software products, and we then recognize those costs within cost of product revenue as the products are sold. Activity for our capitalized software development costs for the years ended January 31, 2015, 2014, and 2013 was as follows:

	Year Ended January 31,
(in thousands)	2015	2014	2013
Capitalized software development costs, net, beginning of year	$8,483	$6,343	$5,846
Software development costs capitalized during the year	6,083	6,668	3,916
Amortization of capitalized software development costs	(1,666)	(2,482)	(3,089)
Impairments, foreign currency translation and other	(2,788)	(2,046)	(330)
Capitalized software development costs, net, end of year	$10,112	$8,483	$6,343

During the years ended January 31, 2015 and 2014, we recorded $2.6 million and $2.1 million, respectively, for impairment of capitalized software development costs reflecting strategy changes in certain product development initiatives, due primarily to acquisition of technology associated with business combinations. Impairments recorded for the year ended January 31, 2013 were not significant.

11.	INCOME TAXES

The components of income before (benefit) provision for income taxes for the years ended January 31, 2015, 2014, and 2013 were as follows:

	Year Ended January 31,
(in thousands)	2015	2014	2013
Domestic	$(53,877)	$(37,987)	$(11,292)
Foreign	75,280	101,302	79,056
Total income before (benefit) provision for income taxes	$21,403	$63,315	$67,764

The (benefit) provision for income taxes for the years ended January 31, 2015, 2014, and 2013 consisted of the following:

	Year Ended January 31,
(in thousands)	2015	2014	2013
Current provision (benefit) for income taxes:
Federal	$342	$(12,966)	$15
State	1,575	664	523
Foreign	30,415	14,288	8,094
Total current provision for income taxes	32,332	1,986	8,632
Deferred (benefit) provision for income taxes:
Federal	(40,007)	2,187	3,880
State	(2,610)	493	226
Foreign	(4,714)	(127)	(3,778)
Total deferred (benefit) provision for income taxes	(47,331)	2,553	328
Total (benefit) provision for income taxes	$(14,999)	$4,539	$8,960

The reconciliation of the U.S. federal statutory rate to our effective tax rate on income before (benefit) provision for income taxes for the years ended January 31, 2015, 2014, and 2013 was as follows:

	Year Ended January 31,
(in thousands)	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Income tax provision at the U.S. federal statutory rate	$7,489	$22,160	$23,717
State tax (benefit) provision	(1,739)	982	1,055
Foreign tax rate differential	(9,650)	(15,756)	(12,471)
Tax incentives	(14,865)	(14,390)	(29,171)
Valuation allowances	(10,922)	10,597	4,844
Stock-based and other compensation	4,222	3,163	1,833
Non-deductible expenses	2,156	4,969	1,329
Tax credits	(2,461)	(2,277)	(4,170)
Tax contingencies	9,891	(5,102)	17,546
U.S. tax effects of foreign operations	1,451	1,197	3,854
Other, net	(571)	(1,004)	594
Total (benefit) provision for income taxes	$(14,999)	$4,539	$8,960
Effective income tax rate	(70.1)%	7.2%	13.2%

Our operations in Israel have been granted "Approved Enterprise" status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the program, income attributable to an approved enterprise is exempt from income tax for a period of two years and is subject to a reduced income tax rate for the subsequent five to eight years (generally 10-25%, depending on the percentage of foreign investment in the company). These tax incentives decreased our effective tax rates by 64.0%, 22.7%, and 43.0% for the years ended January 31, 2015, 2014, and 2013, respectively.

Deferred tax assets and liabilities consisted of the following at January 31, 2015 and 2014:

	Year Ended January 31,
(in thousands)	2015	2014
Deferred tax assets:
Accrued expenses	$5,876	$6,800
Deferred revenue	10,058	12,387
Loss carryforwards	153,351	137,565
Tax credits	9,290	8,795
Stock-based and other compensation	16,609	15,060
Capitalized research and development expenses	4,883	3,914
Other, net	1,745	910
Total deferred tax assets	201,812	185,431
Deferred tax liabilities:
Goodwill and other intangible assets	(62,815)	(32,134)
Unremitted earnings of foreign subsidiaries	(15,817)	—
Other, net	(2,089)	(1,484)
Total deferred tax liabilities	(80,721)	(33,618)
Valuation allowance	(131,909)	(146,860)
Net deferred tax (liabilities) assets	$(10,818)	$4,953

Recorded as:
Current deferred tax assets	$11,176	$9,002
Long-term deferred tax assets	10,778	9,783
Current deferred tax liabilities	(2,108)	(474)
Long-term deferred tax liabilities	(30,664)	(13,358)
Net deferred tax (liabilities) assets	$(10,818)	$4,953

At January 31, 2015 and 2014, we had U.S. federal net operating loss ("NOL") carryforwards of approximately $656.5 million and $631.2 million, respectively. These loss carryforwards expire in various years ending from January 31, 2018 to 2034. We had state NOL carryforwards of approximately $247.5 million and $211.3 million in the same respective years, expiring in years ending from January 31, 2015 to 2034. We had foreign NOL carryforwards of approximately $61.8 million and $51.9 million in the same respective years. At January 31, 2015, all but $5.3 million of these foreign loss carryforwards had indefinite carryforward periods. Certain of these federal, state, and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. The NOL carryforwards for tax return purposes are different from the NOL carryforwards for financial statement purposes, primarily due to the reduction of NOL carryforwards for financial statement purposes under the authoritative guidance on accounting for uncertainty in income taxes. We had U.S. federal, state and foreign tax credit carryforwards of approximately $18.1 million and $14.4 million at January 31, 2015 and 2014, respectively, the utilization of which is subject to limitation. At January 31, 2015, approximately $2.7 million of these tax credit carryforwards may be carried forward indefinitely. The balance of $15.4 million expires in various years ending from January 31, 2016 to 2034.

As of January 31, 2015, we have not provided for deferred taxes on the excess of financial reporting over the tax basis of investments in certain foreign subsidiaries in the amount of $398.7 million because we plan to reinvest such earnings indefinitely outside the United States. If these earnings were repatriated in the future, additional income and withholding tax expense would be incurred. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income taxes that would have to be provided on such earnings.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. We have recorded valuation allowances in the amounts of $131.9 million and $146.9 million at January 31, 2015 and 2014, respectively. The $15.0 million decrease in the valuation allowance between January 31, 2014 and January 31, 2015 arose primarily as a result of the KANA acquisition. In connection with the acquisition of KANA on February 3, 2014, we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, we reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded. Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit and not as a component of the KANA acquisition accounting. The decrease in the valuation allowance caused by the KANA acquisition was offset by increases in net deferred tax assets primarily related to amortization of acquired intangibles, loss carryforwards, and equity compensation.

Activity in the recorded valuation allowance consisted of the following for the years ended January 31, 2015 and 2014:

	Year Ended January 31,
(in thousands)	2015	2014
Valuation allowance, beginning of year	$(146,860)	$(104,757)
(Benefit) provision for income taxes	10,922	(10,597)
Additional paid-in capital	6,913	75
Acquisitions	(3,473)	(30,268)
Cumulative translation adjustment	589	(1,313)
Valuation allowance, end of year	$(131,909)	$(146,860)

In accordance with the authoritative guidance for accounting for stock-based compensation, we use a "with-and-without" approach to applying the intra-period allocation rules in accordance with accounting for income taxes. Under this approach, the windfall tax benefit is calculated based on the incremental tax benefit received from deductions related to stock-based compensation. The amount is measured by calculating the tax benefit both "with" and "without" the excess tax deduction; the resulting difference between the two calculations is considered the windfall. We did not recognize windfall benefits in our U.S. federal income tax (benefit) provisions for the years ended January 31, 2015, 2014, and 2013.

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

For the years ended January 31, 2015, 2014, and 2013, the aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended January 31,
(in thousands)	2015	2014	2013
Gross unrecognized tax benefits, beginning of year	$145,408	$55,412	$36,377
Increases related to tax positions taken during the current year	15,522	11,013	8,909
Increases as a result of acquisitions	4,744	83,523	—
Increases related to tax positions taken during prior years	1,927	—	15,575
Increases (decreases) related to foreign currency exchange rate	(3,900)	1,255	(375)
Reductions for tax positions of prior years	(3,440)	(4,491)	(3,602)
Lapses of statutes of limitations	(613)	(1,304)	(1,472)
Gross unrecognized tax benefits, end of year	$159,648	$145,408	$55,412

As of January 31, 2015, we had $159.6 million of unrecognized tax benefits, of which $153.1 million represents the amount that, if recognized, would impact the effective income tax rate in future periods. We recorded $1.9 million of expense, a $10.5 million benefit, and $0.6 million of expense for interest and penalties related to uncertain tax positions in our provision for income taxes for the years ended January 31, 2015, 2014, and 2013, respectively. Accrued liabilities for interest and penalties were $10.9 million and $8.7 million at January 31, 2015 and 2014, respectively. Interest and penalties (expense and/or benefit) are recorded as a component of the (benefit) provision for income taxes in the consolidated financial statements.

Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. In the United States, with the exception of years in which are currently under examination, we are no longer subject to federal income tax examination for years prior to January 31, 2012.  In Israel, we are no longer subject to income tax examination for years prior to January 31, 2007.  In the United Kingdom, with the exception of years which are currently under examination, we are no longer subject to income tax examination for years prior to January 31, 2014.

As of January 31, 2015, income tax returns are under examination in the following significant tax jurisdictions:

Jurisdiction	Tax Years
Canada	January 31, 2011 - January 31, 2012
United Kingdom	December 31, 2006; January 31, 2008
India	March 31, 2006 - March 31, 2008; March 31, 2010 - March 31, 2013
United States	December 31, 2011, December 31, 2012

We regularly assess the adequacy of our provisions for income tax contingencies. As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of expiration. We believe that it is reasonably possible that the total amount of unrecognized tax benefits at January 31, 2015 could decrease by approximately $4.7 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of certain deferred taxes including the need for additional valuation allowances and the recognition of tax benefits.

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

We review the fair value hierarchy classification of our applicable assets and liabilities at each reporting period. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. We did not identify any transfers between levels of the fair value measurement hierarchy during the years ended January 31, 2015 and 2014.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of January 31, 2015 and 2014:

	January 31, 2015
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$183	$—	$—
Commercial paper (1)	—	2,999	—
Short-term investments, classified as available-for-sale	—	13,842	—
Foreign currency forward contracts	—	763	—
Total assets	$183	$17,604	$—
Liabilities:
Foreign currency forward contracts	$—	$9,540	$—
Contingent consideration - business combinations	—	—	14,507
Total liabilities	$—	$9,540	$14,507

	January 31, 2014
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$14,023	$—	$—
Commercial paper (1)	—	49,991	—
Short-term investments, classified as available-for-sale	—	9,406	—
Foreign currency forward contracts	—	2,466	—
Total assets	$14,023	$61,863	$—
Liabilities:
Foreign currency forward contracts	$—	$846	$—
Contingent consideration - business combinations	—	—	17,307
Total liabilities	$—	$846	$17,307

(1) Commerical paper investments with remaining maturities of 90 days or less at time of purchase, classified within cash and cash equivalents.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the years ended January 31, 2015 and 2014:

	Year Ended January 31,
(in thousands)	2015	2014
Fair value measurement at beginning of period	$17,307	$25,041
Contingent consideration liabilities recorded for business combinations	8,347	11,907
Changes in fair values, recorded in operating expenses	900	(2,588)
Payments of contingent consideration	(11,974)	(17,094)
Foreign currency translation and other	(73)	41
Fair value measurement at end of period	$14,507	$17,307

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

Short-term Investments and Commercial Paper - The fair values of short-term investments, as well as commercial paper classified as cash equivalents, are estimated using observable market prices for identical securities that are traded in less-active markets, if available. When observable market prices for identical securities are not available, we value these short-term investments using non-binding market price quotes from brokers which we review for reasonableness using observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model.

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 2.0% to 41.7% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2015. We utilized discount rates ranging from 1.1% to 27.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2014.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $409.0 million and $647.0 million at January 31, 2015 and 2014, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices provided to us as at each of January 31, 2015 and 2014 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders. We had no revolving credit borrowings at January 31, 2015 and 2014.

The estimated fair value of our Notes was approximately $427 million at January 31, 2015. The estimated fair value of the Notes is determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

Foreign Currency Forward Contracts

Under our risk management strategy, we periodically use foreign currency forward contracts to manage our short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates. These cash flow exposures result from portions of our forecasted operating expenses, primarily compensation and related expenses, which are transacted in currencies other than the U.S. dollar, primarily the Israeli shekel and the Canadian dollar. We also periodically utilize foreign currency forward contracts to manage exposures resulting from forecasted customer collections to be remitted in currencies other than the applicable functional currency, and exposures from cash, cash equivalents and short-term investments denominated in currencies other than the applicable functional currency. Our joint venture, which has a Singapore dollar functional currency, also utilizes foreign exchange forward contracts to manage its exposure to exchange rate fluctuations related to settlements of liabilities denominated in U.S. dollars. These foreign currency forward contracts generally have maturities of no longer than twelve months, although occasionally we will execute a contract that extends beyond twelve months, depending upon the nature of the underlying risk.

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consisted only of foreign currency forward contracts with notional amounts of $156.8 million and $127.6 million as of January 31, 2015 and 2014, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments as of January 31, 2015 and 2014 were as follows:

	January 31, 2015
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$164	Accrued expenses and other liabilities	$9,194
Total derivative financial instruments designated as hedging instruments		$164		$9,194

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$599	Accrued expenses and other liabilities	$345
Total derivative financial instruments not designated as hedging instruments		$599		$345

	January 31, 2014
	Assets		Liabilities
(in thousands)	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative financial instruments designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,245	Accrued expenses and other liabilities	$769
Total derivative financial instruments designated as hedging instruments		$2,245		$769

Derivative financial instruments not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$221	Accrued expenses and other liabilities	$77
Total derivative financial instruments not designated as hedging instruments		$221		$77

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedging instruments for the years ended January 31, 2015 and 2014 were as follows:

	Net (Losses) Gains Recognized in Accumulated Other Comprehensive Loss		Classification of Net (Losses) Gains Reclassified from Other Comprehensive Loss into the Consolidated Statements of Operations	Net (Losses) Gains Reclassified from Other Comprehensive Loss into the Consolidated Statements of Operations
	January 31,			Year Ended January 31,
(in thousands)	2015	2014		2015	2014	2013
Foreign currency forward contracts	$(7,992)	$1,485	Operating Expenses	$(1,857)	$5,719	$(803)

There were no gains or losses from ineffectiveness of these hedges recorded for the years ended January 31, 2015, 2014, and 2013. All of the foreign currency forward contracts underlying the $8.0 million of net unrealized losses recorded in our accumulated other comprehensive loss at January 31, 2015 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the years ended January 31, 2015, 2014 and 2013 were as follows:

	Classification in Consolidated Statements of Operations	Year Ended January 31,
(in thousands)		2015	2014	2013
Foreign currency forward contracts	Other income (expense), net	$3,986	$346	$(399)

14.	STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Stock-Based Compensation Plans

Plan Summaries

We issue stock-based incentive awards to eligible employees, directors and consultants under the terms of our outstanding stock benefit plans (the "Plans" or "Stock Plans") and/or forms of equity award agreements approved by our board of directors. Our various Plans permit us to grant a variety of award types, including stock options (both incentive and non-qualified), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), performance awards, stock appreciation rights, and other awards.

As of January 31, 2015, all Plans other than those described herein are either terminated or otherwise no longer active.

In July 2004, our stockholders approved the 2004 Stock Incentive Compensation Plan (the "2004 Plan") and in October 2010, approved the 2010 Long-Term Incentive Plan (the "2010 Plan"). Both the 2004 Plan and the 2010 Plan were subsequently modified to increase or transfer the number of shares authorized for issuance under the Plans. No further grants can be made under the 2004 Plan. Grants are permitted under the 2010 Plan through June 15, 2022.

In August 2011, in connection with the acquisition of Vovici Corporation, we assumed the Vovici 2006 Amended and Restated Stock Plan, as amended (the "Vovici Plan"), which will continue in effect until July 28, 2020. We do not expect to use the shares available for grant under the Vovici Plan for future awards.

In February 2013, in connection with the CTI Merger, we assumed the Comverse Technology, Inc. Stock Incentive Compensation Plan (the "CTI Plan"), which will continue in effect until September 7, 2021.

The table below summarizes key information for Plans with shares under outstanding grants and/or shares available for grant as of January 31, 2015:

(in thousands)	Number of Shares Reserved for Grants	Number of Shares Under Outstanding Grants	Number of Shares Available for Grants
2004 Plan	3,000	41	—
2010 Plan	8,700	2,260	2,714
CTI Plan	2,700	250	2,435
Vovici Plan	317	3	—
Total		2,554	5,149

As presented in the table above, the number of shares under outstanding grants excludes, and the number of shares available for grants has not been reduced for, approximately 0.1 million RSUs with performance conditions awarded to officers for which the performance criteria has not yet been established by our board. Under applicable accounting guidance, if an award is subject to a performance vesting condition, an accounting grant date for the award is generally not established until the performance vesting condition has been defined and communicated. The table also excludes approximately 0.3 million shares available for grants under the Vovici Plan which, as noted above, are not expected to be used for future awards.

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

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the consolidated statements of operations for the years ended January 31, 2015, 2014 and 2013:

	Year Ended January 31,
(in thousands)	2015	2014	2013
Component of income before (benefit) provision for income taxes:
Cost of revenue - product	$1,228	$759	$771
Cost of revenue - service and support	5,028	1,678	2,086
Research and development, net	6,421	3,417	2,636
Selling, general and administrative	41,781	29,137	19,715
Total stock-based compensation expense	54,458	34,991	25,208
Income tax benefits related to stock-based compensation (before consideration of valuation allowances)	12,364	8,171	6,456
Total stock-based compensation, net of taxes	$42,094	$26,820	$18,752

The following table summarizes stock-based compensation expense by type of award for the years ended January 31, 2015, 2014, and 2013:

	Year Ended January 31,
(in thousands)	2015	2014	2013
Component of stock-based compensation expense:
Restricted stock units and restricted stock awards	$46,634	$30,115	$20,425
Stock options	15	176	289
Phantom stock units	129	128	516
Stock bonus program	7,680	4,572	3,978
Total stock-based compensation expense	$54,458	$34,991	$25,208

Total stock-based compensation expense by classification was as follows for the years ended January 31, 2015, 2014 and 2013:

	Year Ended January 31,
(in thousands)	2015	2014	2013
Equity-classified awards	$46,963	$30,471	$20,174
Stock bonus program and other reclassifications	(651)	(298)	830
Total equity-settled awards	46,312	30,173	21,004
Other liability-classified awards	8,146	4,818	4,204
Total stock-based compensation expense	$54,458	$34,991	$25,208

The increase in stock-based compensation expense during the year ended January 31, 2015, compared to the corresponding prior-year periods, resulted primarily from the combination of an increase in the number of outstanding RSUs, higher expenses associated with performance-based RSU's, a general increase in the price of our common stock, which is used to determine the grant-date fair value of an RSU, and a bonus share program, further details for which appear below under "Bonus Share Program".

Awards under our stock bonus program are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of our common stock. Our other liability-classified awards include our phantom stock awards and certain discretionary bonuses. Upon settlement of other liability-classified awards with equity, compensation expense associated with those awards is reported within equity-classified awards in the table above.

Net excess tax benefits resulting from our Stock Plans were $0.3 million for the year ended January 31, 2015, and nominal for the years ended January, 2014 and 2013. Excess tax benefits represent a reduction in income taxes, otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits, and are recorded as increases to additional paid-in capital.

Stock Options

We did not grant stock options during the years ended January 31, 2015, 2014, and 2013.

The following table summarizes stock option activity under the Plans for the years ended January 31, 2015, 2014, and 2013:

	Year Ended January 31,
	2015		2014		2013
(in thousands, except exercise prices)	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Beginning balance	516	$34.60	924	$31.88	1,114	$30.40
Exercised	(505)	$34.71	(384)	$28.61	(121)	$18.35
Forfeited	—	$—	(8)	$8.71	(23)	$30.07
Expired	(2)	$32.13	(16)	$35.27	(46)	$32.73
Ending balance	9	$28.74	516	$34.60	924	$31.88
Stock options exercisable	9	$28.74	515	$34.64	907	$32.32

As of January 31, 2015, the aggregate intrinsic value for the options vested and exercisable was $0.2 million with a weighted-average remaining contractual life of 2.1 years. Additionally, there were 9,000 options vested and expected to vest with a weighted-average exercise price of $28.74 per share and an aggregate intrinsic value of $0.2 million with a weighted-average remaining contractual life of 2.1 years.

The unrecognized compensation expense calculated under the fair value method for options expected to vest (unvested shares net of expected forfeitures) as of January 31, 2015 was not significant.

Options outstanding and exercisable at January 31, 2015 had a weighted average remaining contractual life of 2.1 years.

The following table summarizes certain key data for exercised options:

	Year Ended January 31,
(in thousands)	2015	2014	2013
Intrinsic value of options exercised	$8,759	$3,817	$1,450
Cash received from the exercise of stock options	$17,606	$10,896	$2,605
Tax benefits realized from stock options exercised	$2,306	$780	$339
Fair value of options vested	$178	$10,524	$17,832

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

We periodically award RSUs to executive officers and certain employees that vest upon the achievement of specified performance goals (“PRSUs”). For some of these awards, the performance goals are established by our board subsequent to the award date. As noted above, for PRSUs, an accounting grant date for the award is generally not established until the performance vesting condition has been defined and communicated. We separately recognize compensation expense for each tranche of a PRSU award as if it were a separate award with its own vesting date. Therefore, for certain PRSUs, a grant date has been established but the requisite service period has not yet begun as of January 31, 2015.

Once the performance vesting condition has been defined and communicated, and the requisite service period has begun, our estimate of the fair value of PRSUs requires an assessment of the probability that the specified performance criteria will be achieved, which we update at each reporting date and adjust our estimate of the fair value of the PRSUs, if necessary.

RSUs that settle, or are expected to settle, with cash payments upon vesting are reflected as liabilities on our consolidated balance sheets.

The following table summarizes activity for RSAs and RSUs (including PRSUs) under the Plans for the years ended January 31, 2015, 2014, and 2013:

	Year Ended January 31,
	2015		2014		2013
(in thousands, except grant date fair values)	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value
Beginning balance	2,250	$33.77	1,536	$31.42	1,450	$30.25
Granted	1,504	$46.11	1,533	$34.84	1,141	$29.53
Released	(1,009)	$33.11	(720)	$31.63	(959)	$27.30
Forfeited	(200)	$38.46	(99)	$31.87	(96)	$32.59
Ending balance	2,545	$40.96	2,250	$33.77	1,536	$31.42

We granted 0.3 million, 0.5 million, and 0.1 million PRSUs during the years ended January 31, 2015, 2014, and 2013, respectively.  Shares of common stock earned and issued and under PRSU grants totaled 0.2 million, 0.1 million, and 0.2 million during the years ended January 31, 2015, 2014, and 2013, respectively. As of January 31, 2015, there were 0.5 million unvested PRSUs outstanding.

With respect of our Stock Bonus Program, activity presented in the table above only includes shares earned and released in consideration of the discount provided under that program. Consistent with the provisions of the 2010 Plan under which such shares are issued, other shares issued under the Stock Bonus Program are not included in the table above because they do not reduce available plan capacity. Further details appear below under “Stock Bonus Program”.

As of January 31, 2015, unrecognized compensation expense related to 2.4 million unvested RSUs expected to vest subsequent to January 31, 2015 was approximately $58.8 million, with remaining weighted-average vesting periods of approximately 1.5 years, over which such expense is expected to be recognized. The unrecognized compensation expense does not include compensation expense related to shares for which a grant date has been established but the requisite service period has not begun. The total fair values of restricted stock units vested during the years ended January 31, 2015, 2014, and 2013 were $33.4 million, $24.9 million, and $29.1 million, respectively.

Phantom Stock Units

We have periodically issued phantom stock units to certain non-officer employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

During the year ended January 31, 2013, we made $2.3 million of cash payments to plan participants upon vesting of phantom stock units.

All other phantom stock unit activity for the years ended January 31, 2015, 2014 and 2013 was not significant.

Stock Bonus Program

In September 2011, our board of directors approved a stock bonus program under which eligible employees may receive a portion of their bonuses, otherwise payable in cash, in the form of discounted shares of our common stock. Executive officers have been eligible to participate in this program from and after the year ended January 31, 2014 to the extent that shares remained available for awards following the enrollment of all other participants. Shares awarded to executive officers with respect to the discount feature of the program are subject to a one-year vesting period. This program is subject to annual funding approval by our board of directors and an annual cap on the number of shares that can be issued. Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-day trailing average price of our common stock when the awards are calculated, reduced by a discount to be determined by the board of directors each year (the "discount"). To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash.  Obligations under this program are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of common stock determined using a discounted average price of our common stock, as described above.

The following table summarizes certain key data for the stock bonus program for the years ended January 31, 2015, 2014 and 2013:

	Year Ended January 31,
(in thousands, except discount)	2015	2014	2013
Maximum stock bonus program shares, as approved by board of directors	125	150	150
Discount	15%	15%	15%
Shares in lieu of cash bonus - granted and released	82	69	116
Shares in respect of discount:
Granted	12	12	28
Released	9	12	28

Shares granted in a particular year, as presented in the table above, represent the shares earned under the prior year's stock bonus program authorization. Awards earned under the stock bonus program in respect of the performance period ended January 31, 2015 are expected to be issued during the first half of the year ending January 31, 2016.

The total accrued liability for the Stock Bonus Program was $3.4 million and $4.9 million as of January 31, 2015 and 2014, respectively.

On March 19, 2015, our board of directors approved up to 125,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the year ending January 31, 2016. Executive officers will be permitted to participate in this program for the year ending January 31, 2016, but only to the extent that shares remain available for awards following the enrollment of all other participants. Shares awarded to executive officers with respect to the 15% discount will be subject to a one-year vesting period.

Bonus Share Program

In February 2015, the board of directors authorized the use of shares of common stock available under our equity incentive plans to award up to approximately $4.7 million in bonuses in respect of performance during the year ended January 31, 2015, to employees other than executive officers, subject to certain limitations on the aggregate number of shares that may be issued. Similar to the accounting for the stock bonus program, obligations for these bonuses are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known, to be settled with a variable number of shares of common stock. The liability for these bonuses is included within accrued expenses and other current liabilities at January 31, 2015.
Shares in respect of this bonus program are expected to be issued during the first half of the year ending January 31, 2016. There is no discount feature associated with these bonus share awards.
Employee Stock Purchase Plan

Effective September 1, 2002, we adopted and implemented the 2002 Employee Stock Purchase Plan (the "ESPP"). The ESPP, use of which had been suspended since 2006, was terminated by the board of directors during the year ended January 31, 2015.

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

Our matching contribution expenses for our 401(k) Plan were $2.1 million, $1.8 million, and $1.7 million for the years ended January 31, 2015, 2014, and 2013, respectively.

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

Severance expenses for the years ended January 31, 2015, 2014, and 2013 were $6.8 million, $5.8 million, and $4.9 million, respectively.

15. MERGER WITH CTI

Overview
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

Expenses incurred in connection with this matter were not significant during the years ended January 31, 2015 and 2014. During the year ended January 31, 2013, we incurred expenses associated with this matter of $16.1 million, consisting primarily of legal and other professional fees, which were expensed as incurred and are reflected within selling, general and administrative expenses.

The CTI Merger qualified as a tax-free reorganization for U.S. federal income tax purposes.

Prior to the CTI Merger, CTI had distributed to its shareholders or otherwise disposed of substantially all of its assets, other than its interests in us, including the distribution of all of the outstanding common stock of its subsidiary, Comverse, Inc. ("Comverse") to its shareholders (the “Comverse share distribution”). As a result, at the time of the CTI Merger, the net assets of CTI consisted primarily of its controlling equity interests in Verint, as well as certain residual cash and cash equivalents and other sundry net assets. In addition, CTI had NOL carryforwards for income tax reporting purposes, and other tax attributes. No CTI employees, operations or business processes moved to the combined company in the CTI Merger. As a result, our existing net assets and operations represented the vast majority of the net assets and all of the operations of the combined company.

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

As noted above, CTI's net assets also included net deferred tax assets primarily relating to CTI's NOL carryforwards for income tax purposes. The net deferred tax assets were fully offset by unrecognized tax benefits and valuation allowances. Also included in CTI's net assets were $15.8 million of liabilities primarily related to certain unrecognized tax benefits (not offsetting NOL carryforwards) and accrued penalties and interest and corresponding indemnification assets totaling the same amount, recognizing Comverse's contractual obligation to indemnify us for these liabilities.

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

Previous Relationships with CTI and its Subsidiaries

Prior to the CTI Merger, we were a party to several business agreements with CTI or its affiliates, each of which either terminated in connection with the CTI Merger, or is inactive and will be formally terminated, with the exception of the Federal Income Tax Sharing Agreement, which will remain in effect for the foreseeable future. These business agreements included service agreements whereby, if necessary, we received certain business support services from CTI and its other subsidiaries. Activity under these service agreements was not significant during the year ended January 31, 2013.

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

Other Related Party Transactions

Our joint venture incurs certain operating expenses, including office rent and other administrative costs, under arrangements with one of its noncontrolling shareholders. These expenses totaled $0.5 million for each of the years ended January 31, 2015, 2014, and 2013. Revenue recognized from this noncontrolling shareholder by our joint venture was not significant for the year ended January 31, 2015, and $0.2 million, and $0.3 million for the years ended January 31, 2014 and 2013, respectively.

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

Rent expense incurred under all operating leases was $17.2 million, $15.0 million, and $16.0 million for the years ended January 31, 2015, 2014, and 2013, respectively.

As of January 31, 2015, our minimum future rentals under non-cancelable operating leases were as follows:

(in thousands)	Operating
Years Ending January 31,	Leases
2016	$15,383
2017	12,550
2018	10,179
2019	8,564
2020	6,453
2021 and thereafter	31,953
Total	$85,082

We sublease certain space in our facilities to third parties. As of January 31, 2015, total expected future sublease income was $2.5 million and will range from $0.1 million to $1.1 million on an annual basis through August 2018.

On February 13, 2015, we entered into a new operating lease for a facility in Melville, New York, which facility will serve as our corporate headquarters following the expiration of our existing corporate headquarters lease in November 2015. The new Melville facility will be occupied under a lease that expires in 2027. The aggregate minimum lease commitment over the term of this new lease, excluding operating expenses, is approximately $18.8 million. This commitment is not included in the table of minimum future rentals under non-cancelable operating leases presented above.

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

As of January 31, 2015, our unconditional purchase obligations totaled approximately $57.5 million, the majority of which were scheduled to occur within the subsequent twelve months. Due to the relatively short life of the obligations, the carrying value approximates the fair value of these obligations at January 31, 2015.

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the consolidated balance sheets, for the years ended January 31, 2015, 2014, and 2013:

	Year Ended January 31,
(in thousands)	2015	2014	2013
Warranty liability, beginning of year	$706	$1,045	$2,015
Provision credited against expenses	(60)	(337)	(780)
Warranty charges	—	—	(188)
Foreign currency translation and other	(13)	(2)	(2)
Warranty liability, end of year	$633	$706	$1,045

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

Off-Balance Sheet Risk

In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2015, we had approximately $87.9 million of outstanding letters of credit and surety bonds relating primarily to these performance guarantees. As of January 31, 2015, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows. Our historical non-compliance with our performance obligations has been insignificant.

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

Following an attempt to mediate the dispute, on July 1, 2014, the plaintiffs filed a notice with the District Court informing it that the mediation process had been unsuccessful. As a result, the parties recently filed summations on the plaintiffs’ motion to certify the suit as a class action, which are under consideration by the District Court.

From time to time we or our subsidiaries may be involved in legal proceedings and/or litigation arising in the ordinary course of our business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any current claims will have a material effect on our consolidated financial position, results of operations, or cash flows.

18.	SEGMENT, GEOGRAPHIC, AND SIGNIFICANT CUSTOMER INFORMATION

Segment Information

Operating results by segment for the years ended January 31, 2015, 2014 and 2013 were as follows:

	Year Ended January 31,
(in thousands)	2015	2014	2013
Revenue:
Enterprise Intelligence
Segment revenue	$687,703	$500,847	$494,967
Revenue adjustments	(29,032)	(1,946)	(4,489)
	658,671	498,901	490,478
Communications Intelligence
Segment revenue	360,090	288,619	231,719
Revenue adjustments	(695)	(616)	(2,112)
	359,395	288,003	229,607
Video Intelligence
Segment revenue	110,370	120,555	121,390
Revenue adjustments	—	(167)	(1,933)
	110,370	120,388	119,457
Total revenue	$1,128,436	$907,292	$839,542

Segment contribution:
Enterprise Intelligence	$276,754	$215,368	$216,941
Communications Intelligence	115,509	90,658	67,168
Video Intelligence	27,527	28,986	27,407
Total segment contribution	419,790	335,012	311,516

Unallocated expenses, net:
Amortization of acquired intangible assets	76,167	36,931	39,254
Stock-based compensation	54,458	34,991	25,208
Other unallocated expenses	210,054	140,804	147,501
Total unallocated expenses, net	340,679	212,726	211,963
Operating income	79,111	122,286	99,553
Other expense, net	(57,708)	(58,971)	(31,789)
Income before (benefit) provision for income taxes	$21,403	$63,315	$67,764

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

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the years ended January 31, 2015, 2014 and 2013.  The allocations of goodwill and acquired intangible assets by operating segment appear in Note 5, "Intangible Assets and Goodwill".

Geographic Information

Revenue by major geographic region is based upon the geographic location of the customers who purchase our products. The geographic locations of distributors, resellers, and systems integrators who purchase and resell our products may be different from the geographic locations of end customers.

Revenue in the Americas includes the United States, Canada, Mexico, Brazil, and other countries in the Americas. Revenue in EMEA includes the United Kingdom, Germany, Israel, and other countries in EMEA. Revenue in the Asia-Pacific ("APAC") region includes Australia, India, Singapore, and other Asia-Pacific countries.

The information below summarizes revenue from unaffiliated customers by geographic area for the years ended January 31,

2015, 2014 and 2013:

	Year Ended January 31,
(in thousands)	2015	2014	2013
Americas:
United States	$430,565	$374,518	$387,927
Other	157,992	133,531	72,089
Total Americas	588,557	508,049	460,016
EMEA	347,056	185,151	201,727
APAC	192,823	214,092	177,799
Total revenue	$1,128,436	$907,292	$839,542

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

Property and equipment, net by geographic area consisted of the following as of January 31, 2015, 2014 and 2013:

	January 31,
(in thousands)	2015	2014	2013
United States	$24,966	$18,921	$20,607
Israel	20,064	14,320	11,025
Other countries	17,460	6,904	6,529
Total property and equipment, net	$62,490	$40,145	$38,161

Significant Customers

No single customer accounted for more than 10% of our revenue during the years ended January 31, 2015 and 2013. One customer in our Communications Intelligence operating segment accounted for slightly more than 10% of our revenue during the year ended January 31, 2014.

19. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized condensed quarterly financial information for the years ended January 31, 2015 and 2014 appears in the following tables:

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2014	2014	2014	2015
Revenue	$257,393	$276,816	$282,574	$311,653
Gross profit	$154,570	$174,261	$181,471	$202,986
(Loss) income before (benefit) provision for income taxes	$(13,269)	$(4,846)	$16,239	$23,279
Net income (loss)	$28,819	$(10,380)	$11,473	$6,490
Net income (loss) attributable to Verint Systems Inc.	$27,956	$(12,278)	$10,670	$4,583
Net income (loss) attributable to Verint Systems Inc. common shares:
for basic net income (loss) per common share	$27,956	$(12,278)	$10,670	$4,583
for diluted net income (loss) per common share	$27,956	$(12,278)	$10,670	$4,583

Net income (loss) per common share attributable to Verint Systems Inc.
Basic	$0.52	$(0.21)	$0.18	$0.08
Diluted	$0.51	$(0.21)	$0.17	$0.07

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2013	2013	2013	2014
Revenue	$204,786	$222,447	$224,314	$255,745
Gross profit	$131,478	$149,840	$152,157	$167,397
(Loss) income before provision for income taxes	$(4,834)	$21,314	$30,011	$16,824
Net (loss) income	$(7,937)	$18,505	$24,054	$24,154
Net (loss) income attributable to Verint Systems Inc.	$(9,153)	$17,536	$22,487	$22,887
Net (loss) income attributable to Verint Systems Inc. common shares:
for basic net (loss) income per common share	$(9,327)	$17,536	$22,487	$22,887
for diluted net (loss) income per common share	$(9,327)	$17,536	$22,487	$22,887

Net (loss) income per common share attributable to Verint Systems Inc.
Basic	$(0.18)	$0.33	$0.42	$0.43
Diluted	$(0.18)	$0.33	$0.42	$0.42

Net income (loss) per common share attributable to Verint Systems Inc. is computed independently for each quarterly period and for the year. Therefore, the sum of quarterly net income (loss) per common share amounts may not equal the amounts reported for the years.

Quarterly operating results for the year ended January 31, 2015 include:

•
an income tax benefit of $45.2 million in the three months ended April 30, 2014 resulting from the reduction of a valuation allowance on our deferred income tax assets in connection with the acquisition of KANA;

•	a $7.1 million loss on early retirement of debt in the three months ended April 30, 2014 associated with an amendment to our Credit Agreement, and

•	a $5.5 million loss on early retirement of debt in the three months ended July 31, 2014 associated with an the early partial retirement of our February 2014 Term Loans and March 2014 Term Loans.

Quarterly operating results for the year ended January 31, 2014 include a $9.7 million loss on early retirement of debt in the three months ended April 30, 2013 associated with an amendment to our Credit Agreement.

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors. Our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter (prior to the impact of unusual or nonrecurring items). Moreover, revenue and operating income in the first quarter of a new year may be lower than in the fourth quarter of the preceding year, potentially by a significant margin. In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that these seasonal and cyclical factors primarily reflects customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for our sales personnel. While seasonal and cyclical factors such as these are common in the software and technology industry, this pattern should not be considered a reliable indicator of our future revenue or financial performance. Many other factors, including general economic conditions, also have an impact on our business and financial results. See "Risk Factors" under Item 1A of this report for a more detailed discussion of factors which may affect our business and financial results.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 31, 2015.  Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2015.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2015 based on the 2013 framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of KANA, which we acquired on February 3, 2014. We have included the financial results of KANA in our consolidated financial statements from the date of acquisition. Total revenue subject to KANA's internal control over financial reporting represented less than 13% of our consolidated revenue for the fiscal year ended January 31, 2015. Total assets subject to KANA's internal control over financial reporting, excluding goodwill and intangible assets acquired from KANA, represented less than 5% of our consolidated total assets at January 31, 2015. We are currently assessing the control environment of this acquired business.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2015. We reviewed the results of management’s assessment with our Audit Committee.

Our independent registered accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be achieved. Further, the design of a control system must reflect the impact of resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by individual acts, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all possible conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Verint Systems Inc.
Melville, New York

We have audited the internal control over financial reporting of Verint Systems Inc. and subsidiaries (the "Company") as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at KANA Software Inc. (together with its parent company and subsidiaries, “KANA”), which was acquired on February 3, 2014 and whose financial statements constitute less than 13% of consolidated revenue and less than 5% of consolidated total assets excluding goodwill and intangible assets acquired from KANA at January 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at KANA. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2015 of the Company and our report dated March 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 27, 2015

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by Item 10 will be included under the captions “Election of Directors”, “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2015 (the "2015 Proxy Statement") and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by Item 11 will be included under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by Item 12 will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2015 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of January 31, 2015.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	2,607,309	(2)	$28.74	5,163,351	(3)
Equity compensation plans not approved by security holders	—			—

Total	2,607,309		$28.74	5,163,351

(1) The weighted-average price relates to outstanding stock options only (as of the applicable date). Other outstanding awards carry no exercise price and are therefore excluded from the weighted-average price.

(2) Consists of 8,891 stock options and 2,598,418 restricted stock units.

(3) Excludes 265,316 shares available under the Vovici Corporation 2006 Amended and Restated Stock Plan, which plan was assumed in connection with our acquisition of Vovici Corporation in 2011 and is not expected to be used for future awards.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included under the captions “Corporate Governance” and “Certain Relationships and Related Person Transactions” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included under the caption “Audit Matters” in the 2015 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits

See (b) below.

(b) Exhibits

Number	Description	Filed Herewith / Incorporated by Reference from

2.1	Agreement and Plan of Merger, dated August 12, 2012, by and among Comverse Technology, Inc., Verint Systems Inc. and Victory Acquisition I LLC*	Form 8-K filed on August 13, 2012
2.2	Agreement and Plan of Merger, dated January 6, 2014, by and among Verint Systems Inc., Kiwi Acquisition Inc., Kay Technology Holdings, Inc. and Accel-KKR Capital Partners III, LP*	Form 8-K filed on January 6, 2014
2.3	Distribution Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
2.4	Tax Disaffiliation Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
3.1	Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
3.2	Amended and Restated By-laws of Verint Systems Inc. (as amended as of March 19, 2015)	Form 8-K filed on March 25, 2015
3.3	Amended and Restated Certificate of Designation, Preferences and Rights of the Series A Convertible Perpetual Preferred Stock of Verint Systems Inc.	Form 10-Q filed on September 6, 2012
4.1	Specimen Common Stock certificate	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
4.2	Specimen Series A Convertible Perpetual Preferred Stock certificate	Form 10-K filed on March 17, 2010
4.3	Indenture, dated as of June 18, 2014, between Verint Systems Inc. and Wilmington Trust, National Association, as trustee.	Form 8-K filed on June 18, 2014
4.4	First Supplemental Indenture, dated as of June 18, 2014, between Verint Systems Inc. and Wilmington Trust, National Association, as trustee.	Form 8-K filed on June 18, 2014
10.1	Form of Indemnification Agreement	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.2	Verint Systems Inc. Stock Incentive Compensation Plan (as amended through December 12, 2002)	Form 10-K filed on May 1, 2003
10.3	Amendment No. 1 to Verint Systems Inc. Stock Incentive Compensation Plan (dated December 23, 2008)	Form 10-K filed on March 17, 2010

10.4	Amendment No. 2 to Verint Systems Inc. Stock Incentive Compensation Plan (dated March 4, 2009)	Form 10-K filed on March 17, 2010
10.5	Verint Systems Inc. 2004 Stock Incentive Compensation Plan, as amended and restated	Form 8-K filed on January 10, 2006
10.6	Amendment No. 1 to Verint Systems Inc. 2004 Stock Incentive Compensation Plan, as amended and restated (dated December 23, 2008)	Form 10-K filed on March 17, 2010
10.7	Verint Systems Inc. 2010 Long-Term Stock Incentive Plan	Form S-8 (Commission File No. 333-169768) effective on October 5, 2010
10.8	Amendment No. 1 to Verint Systems Inc. 2010 Long-Term Stock Incentive Plan	Form 8-K filed on June 19, 2012
10.9	Vovici Corporation Amended and Restated Stock Plan	Form 10-K filed on April 2, 2012
10.10	Amended and Restated Comverse Technology, Inc. 2011 Stock Incentive Compensation Plan	Form S-8 (Commission File No. 333-189062) effective on June 3, 2013
10.11	Verint Systems Inc. Stock Bonus Program**	Filed herewith
10.12	Form of Stock Option Award Agreement**	Form 8-K filed on December 7, 2004
10.13	Form of Global Performance-Based Restricted Stock Unit Award**	Form 10-K filed on April 6, 2011
10.14	Form of Global Time-Based Restricted Stock Unit Award**	Form 10-K filed on April 6, 2011
10.15	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2012**	Form 10-K filed on April 2, 2012
10.16	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2012**	Form 10-K filed on April 2, 2012
10.17	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2013**	Form 10-K filed on March 28, 2013
10.18	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2013**	Form 10-K filed on March 28, 2013
10.19	Form of Special Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2013*	Form 8-K filed on April 22, 2013
10.20	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2014**	Form 10-K filed on March 31, 2014
10.21	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2014**	Form 10-Q filed on June 5, 2014
10.22	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2015**	Filed herewith
10.23	Credit Agreement dated as of April 29, 2011 among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent	Form 8-K filed on May 2, 2011
10.24
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
10.25
Amendment No. 1, Incremental Amendment and Joinder Agreement dated February 3, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent
Form 8-K filed on February 3, 2014
10.26
Amendment No. 2, dated February 3, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent
Form 8-K filed on February 3, 2014

10.27
Amendment No. 3, dated February 3, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent
Form 8-K filed on February 3, 2014
10.28
Amendment No. 4, dated March 7, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent
Form 8-K filed on March 10, 2014
10.29
Amendment No. 5, Incremental Amendment and Joinder Agreement dated June 18, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent.
Form 8-K filed on June 18, 2014
10.30	Employment Agreement, dated February 23, 2010, between Verint Systems Inc. and Dan Bodner**	Form 8-K filed on February 23, 2010
10.31	Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Douglas Robinson**	Form 8-K filed on July 14, 2011
10.32	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Elan Moriah**	Form 8-K filed on July 14, 2011
10.33	Contract of Employment, dated July 10, 2011, by and among Meir Sperling, Verint Systems Ltd., and Verint Systems Inc. **	Form 8-K filed on July 14, 2011
10.34	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Peter Fante**	Form 8-K filed on July 14, 2011
10.35	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan**	Filed herewith
10.36	Federal Income Tax Sharing Agreement, dated as of January 31, 2002, between Comverse Technologies, Inc. an Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
12.1	Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preference Security Dividends	Filed herewith
21.1	Subsidiaries of Verint Systems Inc.	Filed herewith
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

VERINT SYSTEMS INC.

March 27, 2015	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

March 27, 2015	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dan Bodner	Chief Executive Officer and President, and Director	March 27, 2015
Dan Bodner	(Principal Executive Officer)

/s/ Douglas E. Robinson	Chief Financial Officer	March 27, 2015
Douglas E. Robinson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Victor A. DeMarines	Chairman of the Board of Directors	March 27, 2015
Victor A. DeMarines

/s/ John R. Egan	Director	March 27, 2015
John R. Egan

/s/ Larry Myers	Director	March 27, 2015
Larry Myers

/s/ Richard Nottenburg	Director	March 27, 2015
Richard Nottenburg

/s/ Howard Safir	Director	March 27, 2015
Howard Safir

/s/ Earl Shanks	Director	March 27, 2015
Earl Shanks