Form 10-Q
period 2015-04-30
VERINT SYSTEMS INC
filed 2015-06-03
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2015
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

There were 61,358,001 shares of the registrant’s common stock outstanding on May 15, 2015.

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

•
risks associated with our ability to keep pace with technological changes, customer challenges, and evolving industry standards in our product offerings, adapt to changing market potential from area to area within our markets and successfully develop, launch, and drive demand for new, innovative, high-quality products that meet or exceed customer needs;

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

These risks, uncertainties, assumptions, and challenges, as well as other factors, are discussed in greater detail in "Risk Factors" under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2015. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

iii

PART I

Item 1.     Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,
(in thousands, except share and per share data)	2015	2015
Assets
Current Assets:
Cash and cash equivalents	$321,028	$285,072
Restricted cash and bank time deposits	24,166	36,920
Short-term investments	68,517	35,751
Accounts receivable, net of allowance for doubtful accounts of $0.9 million and $1.1 million, respectively	256,493	262,092
Inventories	19,977	17,505
Deferred cost of revenue	3,790	6,722
Prepaid expenses and other current assets	73,089	66,130
Total current assets	767,060	710,192
Property and equipment, net	62,775	62,490
Goodwill	1,208,219	1,200,817
Intangible assets, net	295,572	311,894
Capitalized software development costs, net	10,551	10,112
Long-term deferred cost of revenue	15,490	14,555
Other assets	38,486	40,936
Total assets	$2,398,153	$2,350,996

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$72,032	$72,885
Accrued expenses and other current liabilities	227,881	223,721
Current maturities of long-term debt	10	23
Deferred revenue	200,020	181,259
Total current liabilities	499,943	477,888
Long-term debt	739,273	736,779
Long-term deferred revenue	24,162	20,544
Other liabilities	105,962	110,882
Total liabilities	1,369,340	1,346,093
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $0.001 par value; authorized 2,207,000 shares at April 30, 2015 and January 31, 2015, respectively; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 61,706,000 and 61,253,000 shares; outstanding 61,358,000 and 60,905,000 shares at April 30, 2015 and January 31, 2015, respectively.	62	61
Additional paid-in capital	1,334,962	1,321,455
Treasury stock, at cost - 348,000 shares at April 30, 2015 and January 31, 2015.	(10,251)	(10,251)
Accumulated deficit	(219,490)	(219,074)
Accumulated other comprehensive loss	(84,454)	(94,335)
Total Verint Systems Inc. stockholders' equity	1,020,829	997,856
Noncontrolling interest	7,984	7,047
Total stockholders' equity	1,028,813	1,004,903
Total liabilities and stockholders' equity	$2,398,153	$2,350,996

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2015	2014
Revenue:
Product	$102,799	$108,136
Service and support	166,737	149,257
Total revenue	269,536	257,393
Cost of revenue:
Product	34,897	39,477
Service and support	60,296	56,988
Amortization of acquired technology and backlog	7,980	6,358
Total cost of revenue	103,173	102,823
Gross profit	166,363	154,570
Operating expenses:
Research and development, net	43,166	41,323
Selling, general and administrative	102,850	101,048
Amortization of other acquired intangible assets	10,737	11,203
Total operating expenses	156,753	153,574
Operating income	9,610	996
Other income (expense), net:
Interest income	194	225
Interest expense	(8,337)	(10,226)
Losses on early retirements of debt	—	(7,092)
Other income, net	211	2,828
Total other expense, net	(7,932)	(14,265)
Income (loss) before provision (benefit) for income taxes	1,678	(13,269)
Provision (benefit) for income taxes	947	(42,088)
Net income	731	28,819
Net income attributable to noncontrolling interest	1,147	863
Net (loss) income attributable to Verint Systems Inc.	$(416)	$27,956

Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.01)	$0.52
Diluted	$(0.01)	$0.51

Weighted-average common shares outstanding:
Basic	61,041	53,737
Diluted	61,041	55,018

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2015	2014
Net income	$731	$28,819
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	5,169	16,736
Net unrealized gains (losses) on available-for-sale securities	57	(3)
Net unrealized gains on derivative financial instruments designated as hedges	5,027	311
Provision for income taxes on net unrealized gains on derivative financial instruments designated as hedges	(582)	(102)
Other comprehensive income	9,671	16,942
Comprehensive income	10,402	45,761
Comprehensive income attributable to noncontrolling interest	937	889
Comprehensive income attributable to Verint Systems Inc.	$9,465	$44,872

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interest
Balances at January 31, 2014	53,605	$54	$924,663	$(8,013)	$(250,005)	$(39,725)	$626,974	$6,144	$633,118
Net income	—	—	—	—	27,956	—	27,956	863	28,819
Other comprehensive income	—	—	—	—	—	16,916	16,916	26	16,942
Stock-based compensation - equity portion	—	—	10,228	—	—	—	10,228	—	10,228
Exercises of stock options	181	—	6,259	—	—	—	6,259	—	6,259
Common stock issued for stock awards and stock bonuses	251	—	—	—	—	—	—	—	—
Tax effects from stock award plans	—	—	24	—	—	—	24	—	24
Balances at April 30, 2014	54,037	$54	$941,174	$(8,013)	$(222,049)	$(22,809)	$688,357	$7,033	695,390

Balances at January 31, 2015	60,905	$61	$1,321,455	$(10,251)	$(219,074)	$(94,335)	$997,856	$7,047	$1,004,903
Net (loss) income	—	—	—	—	(416)	—	(416)	1,147	731
Other comprehensive income (loss)	—	—	—	—	—	9,881	9,881	(210)	9,671
Stock-based compensation - equity portion	—	—	13,100	—	—	—	13,100	—	13,100
Exercises of stock options	6	—	229	—	—	—	229	—	229
Common stock issued for stock awards and stock bonuses	447	1	(1)	—	—	—	—	—	—
Tax effects from stock award plans	—	—	179	—	—	—	179	—	179
Balances at April 30, 2015	61,358	$62	$1,334,962	$(10,251)	$(219,490)	$(84,454)	$1,020,829	$7,984	$1,028,813

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$731	$28,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,028	23,324
Stock-based compensation - equity portion	13,100	10,228
Amortization of discount on convertible notes	2,480	—
Reduction of valuation allowance resulting from acquisition of KANA	—	(45,171)
Non-cash (gains) losses on derivative financial instruments, net	(132)	737
Losses on early retirements of debt	—	7,092
Other non-cash items, net	9,072	5,146
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	4,950	(25,412)
Inventories	(3,691)	(2,449)
Deferred cost of revenue	1,970	(210)
Prepaid expenses and other assets	(9,074)	4,613
Accounts payable and accrued expenses	3,091	36,735
Deferred revenue	22,046	11,133
Other, net	(2,945)	(550)
Net cash provided by operating activities	66,626	54,035

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(2,149)	(603,614)
Purchases of property and equipment	(5,206)	(3,781)
Purchases of investments	(38,355)	(3,339)
Sales and maturities of investments	5,479	350
Cash paid for capitalized software development costs	(1,031)	(1,473)
Change in restricted cash and bank time deposits, including long-term portion, and other investing activities, net	11,376	(13,316)
Net cash used in investing activities	(29,886)	(625,173)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	—	1,103,750
Repayments of borrowings and other financing obligations	(152)	(719,289)
Payments of debt issuance and other debt-related costs	(63)	(8,895)
Proceeds from exercises of stock options	229	6,239
Payments of contingent consideration for business combinations (financing portion)	(2,006)	(2,856)
Net cash (used in) provided by financing activities	(1,992)	378,949
Effect of exchange rate changes on cash and cash equivalents	1,208	887
Net increase (decrease) in cash and cash equivalents	35,956	(191,302)
Cash and cash equivalents, beginning of period	285,072	378,618
Cash and cash equivalents, end of period	$321,028	$187,316

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended January 31, 2015. The condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the periods ended April 30, 2015 and 2014, and the condensed consolidated balance sheet as of April 30, 2015, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2015 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2015. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2015. The results for interim periods are not necessarily indicative of a full year’s results.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Verint Systems Inc., our wholly owned subsidiaries, and a joint venture in which we hold a 50% equity interest.  This joint venture functions as a systems integrator for Asian markets and is a variable interest entity in which we are the primary beneficiary. The noncontrolling interest in this joint venture is reflected within stockholders’ equity on our condensed consolidated balance sheet, but separately from our equity. Investments in companies in which we have less than a 20% ownership interest and do not exercise significant influence are accounted for at cost.  We include the results of operations of acquired companies from the date of acquisition.  All significant intercompany transactions and balances are eliminated.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2015. There were no material changes to our significant accounting policies during the three months ended April 30, 2015.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It was effective for us on February 1, 2015. The adoption of this standard did not impact our condensed consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU No. 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity is no longer required to separately present an extraordinary item on its statement of operations, net of tax, after income from continuing operations or to disclose income taxes and net income per share data applicable to an extraordinary item. However, ASU No. 2015-01 still retains the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU No. 2015-01 was effective for us on February 1, 2015. The adoption of this standard did not impact our condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As currently issued, this guidance is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted; however, on April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier, at the original effective date. The proposal to defer the effective date will be subject to the FASB’s due process procedures, including a period for public comments. Entities may choose from two adoption methods, with certain practical expedients. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements and evaluating the available adoption methods.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU No. 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, although early adoption is permitted. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The provisions of ASU No. 2014-15 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, although early adoption is permitted. The adoption of ASU No. 2014-15 is not expected to have a material effect on our future condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The provisions of ASU No. 2015-03 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, although early adoption is permitted. When adopted, this guidance must be applied on a retrospective basis. We plan to adopt the provisions of ASU No. 2015-03 effective on February 1, 2016. As of April 30, 2015, we have $14.2 million of net deferred debt issuance costs which are reported within Other assets on our condensed consolidated balance sheet.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. The provisions of ASU No. 2015-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, although early adoption is permitted. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements.

2.	NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net (loss) income per common share attributable to Verint Systems Inc. for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,
(in thousands, except per share amounts)	2015	2014
Net income	$731	$28,819
Net income attributable to noncontrolling interest	1,147	863
Net (loss) income attributable to Verint Systems Inc.	$(416)	$27,956
Weighted-average shares outstanding:
Basic	61,041	53,737
Dilutive effect of employee equity award plans	—	1,281
Dilutive effect of 1.50% convertible senior notes	—	—
Dilutive effect of warrants	—	—
Diluted	61,041	55,018
Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.01)	$0.52
Diluted	$(0.01)	$0.51

We excluded the following weighted-average potential common shares from the calculations of diluted net (loss) income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,
(in thousands)	2015	2014
Common shares excluded from calculation:
Stock options and restricted stock-based awards	1,825	289
1.50% convertible senior notes	6,205	—
Warrants	6,205	—

The 1.50% convertible senior notes ("Notes") will not impact the calculation of diluted net income per share unless the average price of our common stock, as calculated in accordance with the terms of the indenture governing the Notes, exceeds the conversion price of $64.46 per share. Likewise, diluted net income per share will not include any effect from the Warrants unless the average price of our common stock, as calculated under the terms of the Warrants, exceeds the exercise price of $75.00 per share. Further details regarding the Notes and the Warrants appear in Note 6, "Long-Term Debt".

3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents and short-term investments as of April 30, 2015 and January 31, 2015:

	April 30, 2015
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$310,855	$—	$—	$310,855
Money market funds	10,173	—	—	10,173
Total cash and cash equivalents	$321,028	$—	$—	$321,028

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$46,362	$158	$—	$46,520
Bank time deposits	21,997	—	—	21,997
Total short-term investments	$68,359	$158	$—	$68,517

	January 31, 2015
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$281,890	$—	$—	$281,890
Money market funds	183	—	—	183
Commercial paper	2,999	—	—	2,999
Total cash and cash equivalents	$285,072	$—	$—	$285,072

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$13,741	$101	$—	$13,842
Bank time deposits	21,909	$—	$—	21,909
Total short-term investments	$35,650	$101	$—	$35,751

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

As of April 30, 2015 and January 31, 2015, all of our available-for-sale investments had contractual maturities of less than one year. Gains and losses on sales of available-for-sale securities during the three months ended April 30, 2015 and 2014 were not significant.

During the three months ended April 30, 2015 and 2014, proceeds from sales and maturities of available-for-sale securities were $5.5 million and $0.4 million, respectively.

We believe that the investments we held at April 30, 2015 were not other-than-temporarily impaired. We held no available-for-sale securities with unrealized losses at April 30, 2015. We do not intend to sell our available-for-sale securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.

4.	BUSINESS COMBINATIONS

Three Months Ended April 30, 2015

On February 12, 2015, we completed the acquisition of a business in the Europe, the Middle East and Africa (“EMEA”) region that is being integrated into our Enterprise Intelligence operating segment. This business combination was not material to our condensed consolidated financial statements.

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

The merger consideration was funded by a combination of cash on hand, $300.0 million of incremental term loans incurred in connection with an amendment to our Credit Agreement, and $125.0 million of borrowings under our Revolving Credit Facility, further details for which appear in Note 6, "Long-Term Debt".

Transaction and related costs directly related to the acquisition of KANA, consisting primarily of professional fees and integration expenses, were $2.6 million and $2.3 million for the three months ended April 30, 2015 and 2014, respectively, and were expensed as incurred. The vast majority of these expenses are included in selling, general and administrative expenses.

UTX Technologies Limited

On March 31, 2014, we completed the acquisition of all of the outstanding shares of UTX Technologies Limited (“UTX”), a provider of certain mobile device tracking solutions for security applications, from UTX Limited. UTX Limited was our supplier of these products to our Communications Intelligence operating segment prior to the acquisition. The purchase price consisted of $82.9 million of cash paid at closing, and $1.5 million paid subsequent to closing during the year ended January 31, 2015, upon UTX's achievement of certain performance targets. The acquisition date fair value of the contingent consideration was estimated to be $1.3 million.

UTX is based in the EMEA region and has been integrated into our Communications Intelligence operating segment.

Transaction and related costs directly related to the acquisition of UTX, consisting primarily of professional fees, integration expenses and related adjustments, were $0.2 million and $2.6 million for the three months ended April 30, 2015 and 2014, respectively, and were expensed as incurred and are included in selling, general and administrative expenses.

As a result of the UTX acquisition, we recorded a $2.6 million charge for the impairment of certain capitalized software development costs during the three months ended April 30, 2014, reflecting strategy changes in certain product development initiatives. This charge is reflected within cost of product revenue.

Other Business Combinations

We completed two separate acquisitions of certain technologies and other assets for use in our Communications Intelligence operating segment on April 16, 2014 and January 15, 2015, respectively, in transactions that qualified as business combinations. These business combinations were not material to our condensed consolidated financial statements, individually or in the aggregate.

Purchase Price Allocations

As of January 31, 2015, the purchase price allocation for UTX was preliminary, subject to change as additional information became available during the measurement period (up to one year from the acquisition date). During the three months ended April 30, 2015, there were no changes to the purchase price allocation for UTX, which is now complete.

Pro Forma Information

The following table provides unaudited pro forma operating results for the three months ended April 30, 2014, as if KANA and UTX had been acquired on February 1, 2013. These unaudited pro forma results reflect certain adjustments related to these acquisitions, including amortization expense on finite-lived intangible assets acquired from KANA and UTX, interest expense and fees associated with additional long-term debt incurred to partially fund the acquisition of KANA, and adjustments to recognize the fair value of revenue associated with performance obligations assumed in the acquisition of KANA.

For purposes of the following unaudited pro forma operating results, a $45.2 million income tax benefit recorded during the three months ended April 30, 2014 resulting from a reduction of valuation allowances associated from the acquisition of KANA is not reflected in the pro forma operating results for the three months ended April 30, 2014.

The unaudited pro forma results do not include any operating efficiencies or potential cost savings which may result from these business combinations. Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on February 1, 2013, nor are they indicative of future operating results.

(in thousands, except per share amounts)	Three Months Ended April 30, 2014
Revenue	$269,713
Net loss	$(2,022)
Net loss attributable to Verint Systems Inc.	$(2,885)
Basic and diluted net loss per common share attributable to Verint Systems Inc.:	$(0.05)

Other Business Combination Information

We include the financial results of all business combinations in our condensed consolidated financial statements from their respective acquisition dates.

For the three months ended April 30, 2015 and 2014, we recorded a charge of $0.1 million and a benefit of $0.2 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair value of the remaining contingent consideration obligations associated with business combinations was $12.4 million at April 30, 2015.

In connection with a business combination completed during the year ended January 31, 2012, we assumed approximately $5.2 million of long-term liabilities associated with uncertain tax positions of the acquired company. A corresponding indemnification asset of $5.2 million was also recorded, recognizing the selling shareholders’ contractual obligation to indemnify us for these pre-acquisition liabilities. As of April 30, 2015 and January 31, 2015, these liabilities were $1.3 million and $1.4 million, respectively, and were included within other liabilities. The corresponding indemnification assets as of April 30, 2015 and January 31, 2015 were $0.4 million and $0.4 million, respectively, and were included within other assets. There was no activity in these accounts during the three months ended April 30, 2015 and 2014. The carrying values of these assets and liabilities were impacted by foreign currency exchange rate fluctuations.

5.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of April 30, 2015 and January 31, 2015:

	April 30, 2015
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, all with finite lives:
Customer relationships	$381,654	$(187,247)	$194,407
Acquired technology	201,733	(112,325)	89,408
Trade names	18,872	(9,868)	9,004
Non-competition agreements	3,047	(1,866)	1,181
Distribution network	4,440	(2,868)	1,572
Total intangible assets	$609,746	$(314,174)	$295,572

	January 31, 2015
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, all with finite lives:
Customer relationships	$378,756	$(176,796)	$201,960
Acquired technology	201,294	(104,117)	97,177
Trade names	18,799	(9,131)	9,668
Non-competition agreements	3,625	(2,331)	1,294
Distribution network	4,440	(2,645)	1,795
Total intangible assets	$606,914	$(295,020)	$311,894

The following table presents net acquisition-related intangible assets by reportable segment as of April 30, 2015 and January 31, 2015:

	April 30,	January 31,
(in thousands)	2015	2015
Enterprise Intelligence	$249,104	$261,354
Communications Intelligence	45,830	49,670
Video Intelligence	638	870
Total	$295,572	$311,894

Total amortization expense recorded for acquisition-related intangible assets was $18.7 million and $17.6 million for the three months ended April 30, 2015 and 2014, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2016 (remainder of year)	$60,197
2017	72,431
2018	54,056
2019	25,816
2020	19,440
2021 and thereafter	63,632
Total	$295,572

No impairments of acquired intangible assets were recorded during the three months ended April 30, 2015 and 2014.

Goodwill activity for the three months ended April 30, 2015, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Enterprise Intelligence	Communications Intelligence	Video Intelligence
Three Months Ended April 30, 2015:
Goodwill, gross, at January 31, 2015	$1,267,682	$1,092,313	$101,261	$74,108
Accumulated impairment losses through January 31, 2015	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at January 31, 2015	1,200,817	1,061,522	101,261	38,034
Business combinations	2,333	2,333	—	—
Foreign currency translation and other	5,069	5,652	(507)	(76)
Goodwill, net, at April 30, 2015	$1,208,219	$1,069,507	$100,754	$37,958

Balance at April 30, 2015:
Goodwill, gross, at April 30, 2015	$1,275,084	$1,100,298	$100,754	$74,032
Accumulated impairment losses through April 30, 2015	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at April 30, 2015	$1,208,219	$1,069,507	$100,754	$37,958

No events or circumstances indicating the potential for goodwill impairment were identified during the three months ended April 30, 2015.

6.	LONG-TERM DEBT

The following table summarizes our long-term debt at April 30, 2015 and January 31, 2015:

	April 30,	January 31,
(in thousands)	2015	2015
1.50% Convertible Senior Notes:
Principal amount	$400,000	$400,000
Unamortized debt discount	(71,606)	(74,086)
1.50% Convertible Senior Notes, net	328,394	325,914
February 2014 Term Loans:
Gross amount	130,729	130,729
Unamortized debt discount	(263)	(277)
February 2014 Term Loans, net	130,466	130,452
March 2014 Term Loans	280,413	280,413
Other debt	10	23
Total debt	739,283	736,802
Less: current maturities	10	23
Long-term debt	$739,273	$736,779

Current maturities of long-term debt are reported within accrued expenses and other current liabilities on the condensed consolidated balance sheet.

1.50% Convertible Senior Notes

On June 18, 2014, we issued $400.0 million in aggregate principal amount of 1.50% convertible senior notes ("Notes") due June 1, 2021, unless earlier converted by the holders pursuant to their terms. Net proceeds from the Notes after underwriting discounts were $391.9 million. The Notes pay interest in cash semiannually in arrears at a rate of 1.50% per annum.
The Notes were issued concurrently with our issuance of 5,750,000 shares of common stock, the majority of the combined net proceeds of which were used to partially repay certain indebtedness under our Credit Agreement.
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
As of April 30, 2015, the Notes were not convertible.

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

We allocated transaction costs related to the issuance of the Notes, including underwriting discounts, of $7.6 million and $1.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component were recorded within other assets and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at April 30, 2015. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% at April 30, 2015.

Based on the closing market price of our common stock on April 30, 2015, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

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

Note Hedges
Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of April 30, 2015, we had not purchased any shares of our common stock under the Note Hedges.
Warrants
We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of April 30, 2015, no Warrants had been exercised and all Warrants remained outstanding.
The Note Hedges and Warrants both meet the requirements for classification within stockholders’ equity, and their respective fair values are not remeasured and adjusted as long as these instruments continue to qualify for stockholders’ equity classification.
Credit Agreement
Background
In April 2011, we entered into a credit agreement with our lenders, which was amended and restated on March 6, 2013, and further amended on February 3, 2014, March 7, 2014, and June 18, 2014 (the “Credit Agreement"). The Credit Agreement, as amended and restated, provides for senior secured credit facilities, comprised of $943.5 million of term loans, of which $300.0 million was borrowed in February 2014 (the “February 2014 Term Loans”) and $643.5 million was borrowed in March 2014 (the “March 2014 Term Loans”), all of which matures in September 2019, and a $300.0 million revolving credit facility maturing in September 2018 (the “Revolving Credit Facility”), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time.
At April 30, 2015, $130.7 million and $280.4 million of borrowings were outstanding under the February 2014 Term Loans and March 2014 Term Loans, respectively, and there were no outstanding borrowings under the Revolving Credit Facility.

As further described below, on March 7, 2014, $643.5 million of term loans previously borrowed under the Credit Agreement
(the "March 2013 Term Loans") were extinguished and replaced with the March 2014 Term Loans, and the basis for determining the interest rate on borrowings under the Revolving Credit Facility was also amended.

From March 6, 2013 through March 6, 2014, the March 2013 Term Loans and borrowings under the Revolving Credit Facility, if any, incurred interest, payable quarterly or, in the case of Eurodollar loans with an interest period of three months or shorter, at the end of any interest period, at a per annum rate of, at our election:

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

Debt issuance costs incurred in connection with the Credit Agreement, as well as costs incurred for debt modifications, are deferred. These costs are amortized as adjustments to interest expense over the remaining contractual life of the associated borrowings. Original issuance discounts on term loans are also amortized as adjustments to interest expense over the remaining contractual life of the associated term loans. Upon early retirement of debt, the associated deferred debt issuance costs and unamortized original issuance discount, if any, are written off as a loss on early retirement of debt.

We are required to pay a commitment fee equal to 0.50% per annum of the undrawn portion on the Revolving Credit Facility, payable quarterly, and customary administrative agent and letter of credit fees.

2014 Amendments to Credit Agreement

During the year ended January 31, 2015, we entered into five separate amendments to the Credit Agreement as described below.

On February 3, 2014, in connection with the acquisition of KANA, we borrowed $125.0 million under the Revolving Credit Facility and entered into Amendment No. 1 pursuant to which, on such date, we incurred the February 2014 Term Loans of $300.0 million, maturing in September 2019. The net proceeds of these borrowings were used to fund a portion of the KANA purchase price.

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

We incurred debt issuance costs of approximately $7.1 million associated with the February 2014 Term Loans, which were deferred and classified within other assets. The February 2014 Term Loans were also subject to an original issuance discount of 0.25%, or $0.8 million.
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
On February 3, 2014, we also entered into Amendment No. 3 to extend by one year, to January 31, 2016, the step-down date of the leverage ratio covenant applicable to our Revolving Credit Facility and, subject to the effectiveness of Amendment No. 4 (as described below), reprice the interest rate applicable to borrowings under the Revolving Credit Facility to the interest rate applicable to the February 2014 Term Loans.

On March 7, 2014, we entered into Amendment No. 4 to refinance all $643.5 million of outstanding March 2013 Term Loans at that date with the March 2014 Term Loans of $643.5 million, maturing in September 2019. The provisions for determining the interest rate on the March 2014 Term Loans are identical to such provisions for the February 2014 Term Loans. The repricing of the interest rate applicable to borrowings under the Revolving Credit Facility contemplated by Amendment No. 3 became effective on March 7, 2014, upon the effectiveness of Amendment No. 4.

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

As of April 30, 2015 and January 31, 2015, the interest rate on both the February 2014 Term Loans and the March 2014 Term Loans was 3.50%. Taking into account the impact of original issuance discounts, if any, and related deferred debt issuance costs, the effective interest rates on the February 2014 Term Loans and March 2014 Term Loans were approximately 4.03% and 3.58%, respectively, at April 30, 2015.

We incurred $2.4 million of debt issuance costs in consideration of Amendment No. 4. There was no original issuance discount on the March 2014 Term Loans.

On June 18, 2014, we entered into Amendment No. 5, which increased the commitments under the Revolving Credit Facility to $300.0 million and extended the termination of the Revolving Credit Facility to September 2018.
Early Partial Retirement of Term Loans - June 2014

On June 18, 2014, we utilized the majority of the combined net proceeds from the issuance of the Notes and the concurrent issuance of 5,750,000 shares of common stock to retire $530.0 million of the February 2014 Term Loans and March 2014 Term Loans, and all $106.0 million of then-outstanding borrowings under the Revolving Credit Facility. As a result, $3.8 million and $1.3 million of deferred debt issuance costs associated with the February 2014 Term Loans and March 2014 Term Loans, respectively, and $0.4 million of unamortized discount associated with the February 2014 Term Loans, were written off as a $5.5 million loss on early retirement of debt.
Borrowings Under Revolving Credit Facility

There were no borrowings under the Revolving Credit Facility at April 30, 2015 and January 31, 2015.
Other Provisions of the Credit Agreement

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

Future Principal Payments on Term Loans

Prior to June 2014, we were required to make quarterly principal payments on the February 2014 Term Loans and March 2014 Term Loans of $0.8 million and $1.6 million, respectively, through August 1, 2019, with the remaining balances due in September 2019. Following the partial retirements of the February 2014 Term Loans and March 2014 Term Loans in June 2014, future scheduled principal payments on the February 2014 Term Loans and March 2014 Term Loans as of April 30, 2015 were as follows:

(in thousands)	February 2014	March 2014
Years Ending January 31,	Term Loans	Term Loans
2016 (remainder of year)	$—	$—
2017	669	1,434
2018	1,337	2,869
2019	1,337	2,869
2020	127,386	273,241
Total	$130,729	$280,413
Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our Credit Agreement for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,
(in thousands)	2015	2014
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$1,500	$—
Amortization of debt discount	2,481	—
Amortization of deferred debt issuance costs	234	—
Total - 1.50% Convertible Senior Notes	$4,215	$—

Borrowings under Credit Agreement:
Interest expense at contractual rates	$3,558	$9,247
Amortization of debt discounts	14	67
Amortization of deferred debt issuance costs	507	745
Total - Borrowings under Credit Agreement	$4,079	$10,059

7.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of April 30, 2015 and January 31, 2015:

	April 30,	January 31,
(in thousands)	2015	2015
Raw materials	$7,319	$6,203
Work-in-process	8,712	8,481
Finished goods	3,946	2,821
Total inventories	$19,977	$17,505

Condensed Consolidated Statements of Operations

Other income, net consisted of the following for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,
(in thousands)	2015	2014
Foreign currency gains, net	$445	$3,195
Gains (losses) on derivative financial instruments, net	132	(737)
Other, net	(366)	370
Total other income, net	$211	$2,828

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,
(in thousands)	2015	2014
Cash paid for interest	$3,643	$9,850
Cash payments of income taxes, net	$3,311	$3,477
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$3,385	$780
Inventory transfers to property and equipment	$895	$25
Liabilities for contingent consideration in business combinations	$—	$4,947

8.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the three months ended April 30, 2015 and 2014. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost. At April 30, 2015 and January 31, 2015, we held approximately 348,000 shares of treasury stock with a cost of $10.3 million.

We did not acquire any shares of treasury stock during the three months ended April 30, 2015 and 2014.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the three months ended April 30, 2015:

(in thousands)	Unrealized (Losses) Gains on Derivative Financial Instruments Designated as Hedges	Unrealized Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive (loss) income at January 31, 2015	$(7,992)	$101	$(86,444)	$(94,335)
Other comprehensive income before reclassifications	1,615	57	5,379	7,051
Losses reclassified out of accumulated other comprehensive income (loss)	(2,830)	—	—	(2,830)
Net other comprehensive income, current period	4,445	57	5,379	9,881
Accumulated other comprehensive (loss) income at April 30, 2015	$(3,547)	$158	$(81,065)	$(84,454)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statement of operations, with presentation location, for the three months ended April 30, 2015 and 2014 were as follows:

	Three Months Ended April 30,		Location
(in thousands)	2015	2014
Unrealized (losses) gains on derivative financial instruments:
Foreign currency forward contracts	$(289)	$65	Cost of product revenue
	(254)	61	Cost of service and support revenue
	(1,805)	481	Research and development, net
	(845)	223	Selling, general and administrative
	(3,193)	830	Total, before income taxes
	363	(35)	Provision (benefit) for income taxes
	$(2,830)	$795	Total, net of income taxes

9.	INCOME TAXES

Our interim provision (benefit) for income taxes is measured using an estimated annual effective tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended April 30, 2015, we recorded an income tax provision of $0.9 million on pre-tax income of $1.7 million, which represented an effective income tax rate of 56.4%. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. In addition, following the receipt of a tax ruling in a foreign jurisdiction, we reorganized certain operations within the foreign jurisdiction, resulting in a discrete income tax benefit of $3.0 million. Our pre-tax income in profitable jurisdictions, where we record tax provisions, was slightly higher than the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record tax benefits.

For the three months ended April 30, 2014, we recorded an income tax benefit of $42.1 million on a pre-tax loss of $13.3 million, which represented an effective income tax benefit rate of 317.2%. The income tax benefit was primarily attributable to the release of $45.2 million of Verint valuation allowances. We maintain valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions.  In connection with the acquisition of KANA, we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, we have reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded.  Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit and not as a component of the KANA acquisition accounting. The effective income tax rate was also affected by the mix and levels of income and losses among taxing jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was less than our domestic losses where we maintain valuation allowances and did not record the related tax benefits. Excluding the income tax benefit attributable to the valuation allowance release, the result was an income tax provision of $3.1 million on a pre-tax loss $13.3 million, resulting in a negative effective tax rate of 23.2%.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred income tax assets on a jurisdictional basis at each reporting date.  Accounting guidance for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of the deferred income tax assets will not be realized.  In circumstances where there is sufficient negative evidence indicating that the deferred income tax assets are not more-likely-than-not realizable, we establish a valuation allowance.  We determined that there is sufficient negative evidence to maintain the valuation allowances against our federal and certain state and foreign deferred income tax assets as a result of historical losses in the most recent three-year period in the U.S. and in certain foreign jurisdictions.  We intend to maintain valuation allowances until sufficient positive evidence exists to support a reversal.

We had unrecognized tax benefits of $163.3 million and $159.6 million (excluding interest and penalties) as of April 30, 2015 and January 31, 2015, respectively.  The accrued liability for interest and penalties was $10.8 million and $10.9 million at

April 30, 2015 and January 31, 2015, respectively.  Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of April 30, 2015 and January 31, 2015, the total amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate were approximately $156.7 million and $153.1 million, respectively.  We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  Further, we believe that it is reasonably possible that the total amount of unrecognized tax benefits at April 30, 2015 could decrease by approximately $4.7 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation.  Such decreases may involve the payment of additional taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate.  We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

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

We review the fair value hierarchy classification of our applicable assets and liabilities at each reporting period. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. We did not identify any transfers between levels of the fair value measurement hierarchy during the years ended April 30, 2015 and 2014.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of April 30, 2015 and 2014:

	April 30, 2015
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$10,173	$—	$—
Short-term investments, classified as available-for-sale	—	46,520	—
Foreign currency forward contracts	—	1,201	—
Total assets	$10,173	$47,721	$—
Liabilities:
Foreign currency forward contracts	$—	$5,192	$—
Contingent consideration - business combinations	—	—	12,400
Total liabilities	$—	$5,192	$12,400

	January 31, 2015
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$183	$—	$—
Commercial paper (1)	—	2,999	—
Short-term investments, classified as available-for-sale	—	13,842	—
Foreign currency forward contracts	—	763	—
Total assets	$183	$17,604	$—
Liabilities:
Foreign currency forward contracts	$—	$9,540	$—
Contingent consideration - business combinations	—	—	14,507
Total liabilities	$—	$9,540	$14,507

(1) Commercial paper investments with remaining maturities of 90 days or less at time of purchase, classified within cash and cash equivalents.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,
(in thousands)	2015	2014
Fair value measurement at beginning of period	$14,507	$17,307
Contingent consideration liabilities recorded for business combinations	—	4,947
Changes in fair values, recorded in operating expenses	53	(194)
Payments of contingent consideration	(2,158)	(3,080)
Foreign currency translation and other	(2)	139
Fair value measurement at end of period	$12,400	$19,119

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 2.0% to 41.7% in our calculations of the estimated fair values of our contingent consideration liabilities as of April 30, 2015. We utilized discount rates ranging from 2.0% to 41.7% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2015.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $413 million and $409 million at April 30, 2015 and January 31, 2015, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices provided to us as at each of April 30, 2015 and January 31, 2015 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders. We had no revolving credit borrowings at April 30, 2015 and January 31, 2015.

The estimated fair values of our Notes were approximately $468 million and $427 million at April 30, 2015 and January 31, 2015, respectively. The estimated fair values of the Notes are determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consisted only of foreign currency forward contracts with notional amounts of $153.3 million and $156.8 million as of April 30, 2015 and January 31, 2015, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of April 30, 2015 and January 31, 2015 were as follows:

		Fair Value at
		April 30,	January 31,
(in thousands)	Balance Sheet Classification	2015	2015
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$871	$164
Not designated as hedging instruments	Prepaid expenses and other current assets	330	599
Total derivative assets		$1,201	$763

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$4,875	$9,194
Not designated as hedging instruments	Accrued expenses and other current liabilities	317	346
Total derivative liabilities		$5,192	$9,540

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on other comprehensive income ("OCI") and on the condensed consolidated statements of operations for the three months ended April 30, 2015 and 2014 were as follows:

	Three Months Ended April 30,
(in thousands)	2015	2014
Net gains recognized in OCI:
Foreign currency forward contracts	$1,833	$1,141

Net (losses) gains reclassified from OCI to the condensed consolidated statements of operations:
Foreign currency forward contracts	$(3,193)	$830

For information regarding the line item locations of the net (losses) gains on foreign currency forward contracts reclassified out of OCI into the condensed consolidated condensed statements of operations, see Note 8, "Stockholders' Equity".

There were no gains or losses from ineffectiveness of these cash flow hedges recorded for the three months ended April 30, 2015 and 2014. All of the foreign currency forward contracts underlying the $3.5 million of net unrealized losses recorded in our accumulated other comprehensive loss at April 30, 2015 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three months ended April 30, 2015 and 2014 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended April 30,
(in thousands)		2015	2014
Foreign currency forward contracts	Other income (expense), net	$132	$(737)

12.	STOCK-BASED COMPENSATION

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,
(in thousands)	2015	2014
Cost of revenue - product	$135	$198
Cost of revenue - service and support	461	887
Research and development, net	1,263	1,202
Selling, general and administrative	12,991	9,202
Total stock-based compensation expense	$14,850	$11,489

The following table summarizes stock-based compensation expense by type of award for the three months ended April 30, 2015, and 2014:

	Three Months Ended April 30,
(in thousands)	2015	2014
Restricted stock units and restricted stock awards	$13,100	$10,389
Stock options	—	15
Phantom stock units	59	21
Stock bonus program and bonus share program	1,691	1,064
Total stock-based compensation expense	$14,850	$11,489

Total stock-based compensation expense by classification was as follows for the three months ended April 30, 2015, and 2014:

	Three Months Ended April 30,
(in thousands)	2015	2014
Equity-classified awards	$13,100	$10,228
Liability-classified awards	1,750	1,261
Total stock-based compensation expense	$14,850	$11,489

The increase in stock-based compensation expense during the three months ended April 30, 2015, compared to the corresponding prior-year period, resulted primarily from the combination of an increase in the number of outstanding restricted stock units ("RSU's"), higher expenses associated with performance-based RSU's, a general increase in the price of our common stock, which is used to determine the grant-date fair value of an RSU, and a bonus share program, further details for which appear below under "Bonus Share Program".

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

Restricted Stock Units

We periodically award restricted stock units to our directors, officers, and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting.

The following table summarizes restricted stock unit activity and related information for the three months ended April 30, 2015:

(in thousands, except per share data)	Number of RSU's	Weighted-Average Grant Date Fair Value
RSU's outstanding, January 31, 2015	2,545	$40.96
RSU's granted	1,424	$64.77
RSU's released	(447)	$40.67
RSU's forfeited	(117)	$47.21
RSU's outstanding, April 30, 2015	3,405	$50.74

Substantially all of the restricted stock units granted during the year ended January 31, 2013 included a provision which allows those awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of April 30, 2015, for such awards that remain outstanding, settlement of these awards with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards.

With respect of our Stock Bonus Program, activity presented in the table above only includes shares earned and released in consideration of the discount provided under that program. Consistent with the provisions of the plan under which such shares are issued, other shares issued under the Stock Bonus Program are not included in the table above because they do not reduce available plan capacity. Further details appear below under “Stock Bonus Program”.

As of April 30, 2015, there was approximately $125.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years. The unrecognized compensation expense does not include compensation expense related to shares for which a grant date has been established but the requisite service period has not begun.

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

For the year ended January 31, 2015, our board of directors approved up to 125,000 shares of common stock for awards under the program and a discount of 15% (the "2015 stock bonus program"). Awards earned under the 2015 stock bonus program are expected to be issued during the three months ended July 31, 2015.

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

Bonus Share Program

In February 2015, our board of directors authorized the use of shares of common stock available under our equity incentive plans to award up to approximately $4.7 million in bonuses in respect of performance during the year ended January 31, 2015 to employees other than executive officers, subject to certain limitations on the aggregate number of shares that may be issued. There is no discount feature associated with these bonus share awards. Similar to the accounting for the stock bonus program, obligations for these bonuses are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known, to be settled with a variable number of shares of common stock. Shares awarded in respect of the bonus share program period ended January 31, 2015 are expected to be issued during the three months ending July 31, 2015.

In March 2015, our board of directors authorized the continuation of the bonus share program in respect of bonuses for the year ending January 31, 2016, and has approved up to 75,000 shares of common stock for awards under this program in respect of that period. Shares awarded in respect of the bonus share program period ended January 31, 2016 are expected to be issued during the first half of the year ending January 31, 2017.

The combined accrued liabilities for the stock bonus program and the bonus share program were $9.7 million and $8.0 million at April 30, 2015 and January 31, 2015, respectively.

Other Stock-Based Compensation Awards

We periodically grant stock options, phantom stock, and restricted stock awards to our directors, officers, and other employees. Activity under these awards was not significant for the three months ended April 30, 2015 and 2014.

Proposed New Stock-Based Compensation Plan

On May 12, 2015, our board of directors approved a new equity incentive plan and the termination of our existing equity incentive plans, in each case, subject to the approval of such new equity incentive plan by our stockholders at our annual meeting of stockholders to be held on June 25, 2015. If our stockholders approve the adoption of the new equity incentive plan, effective on the date of such approval, no additional awards will be permitted under our existing equity incentive plans. Such approval will not have any effect on the settlement of awards that are outstanding as of the date of such approval.

13.	COMMITMENTS AND CONTINGENCIES

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,
(in thousands)	2015	2014
Warranty liability at beginning of period	$633	$706
Provision charged to (credited against) expenses	45	(84)
Foreign currency translation and other	(1)	2
Warranty liability at end of period	$677	$624

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

Following an attempt to mediate the dispute, on July 1, 2014, the plaintiffs filed a notice with the District Court informing it that the mediation process had been unsuccessful. As a result, the parties have filed summations on the plaintiffs’ motion to certify the suit as a class action, which are under consideration by the District Court.

From time to time we or our subsidiaries may be involved in legal proceedings and/or litigation arising in the ordinary course of our business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any current claims will have a material effect on our consolidated financial position, results of operations, or cash flows.

14.	SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the enterprise’s chief operating decision maker ("CODM"), or decision making group, in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer is our CODM.

We conduct our business through three operating segments—Enterprise Intelligence Solutions ("Enterprise Intelligence"), Communications and Cyber Intelligence Solutions ("Communications Intelligence"), and Video and Situation Intelligence Solutions ("Video Intelligence"). Organizing our business through three operating segments allows us to align our resources and domain expertise to effectively address the Actionable Intelligence market. We address the Customer Engagement Optimization market opportunity through solutions from our Enterprise Intelligence segment. We address the Security Intelligence market opportunity through solutions from our Communications Intelligence segment and Video Intelligence segment, and we address the Fraud, Risk, and Compliance market opportunity through solutions from all three operating segments.

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

Operating results by segment for the three months ended April 30, 2015 and 2014 were as follows:

	Three Months Ended April 30,
(in thousands)	2015	2014
Revenue:
Enterprise Intelligence
Segment revenue	$147,399	$166,633
Revenue adjustments	(681)	(11,815)
	146,718	154,818
Communications Intelligence
Segment revenue	91,590	76,249
Revenue adjustments	(140)	(114)
	91,450	76,135
Video Intelligence
Segment revenue	31,368	26,440
Revenue adjustments	—	—
	31,368	26,440
Total revenue	$269,536	$257,393

Segment contribution:
Enterprise Intelligence	$50,859	$65,129
Communications Intelligence	30,307	19,636
Video Intelligence	10,195	5,241
Total segment contribution	91,361	90,006

Unallocated expenses, net:
Amortization of acquired intangible assets	18,717	17,561
Stock-based compensation	14,850	11,489
Other unallocated expenses	48,184	59,960
Total unallocated expenses, net	81,751	89,010
Operating income	9,610	996
Other expense, net	(7,932)	(14,265)
Income (loss) before provision (benefit) for income taxes	$1,678	$(13,269)

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

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the three months ended April 30, 2015 and 2014.  The allocations of goodwill and acquired intangible assets by operating segment appear in Note 5, "Intangible Assets and Goodwill".

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is provided to assist readers in understanding our financial condition, results of operations, and cash flows. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2015 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward-Looking Statements”.

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

We conduct our business through three operating segments—Enterprise Intelligence Solutions ("Enterprise Intelligence"), Communications and Cyber Intelligence Solutions ("Communications Intelligence"), and Video and Situation Intelligence Solutions ("Video Intelligence"). Organizing our business through three operating segments allows us to align our resources and domain expertise to more effectively address the Actionable Intelligence market. We address the Customer Engagement Optimization market opportunity through solutions from our Enterprise Intelligence segment. We address the Security Intelligence market opportunity through solutions from our Communications Intelligence segment and Video Intelligence segment, and we address the Fraud, Risk, and Compliance market opportunity through solutions from all three operating segments.

Critical Accounting Policies and Estimates

Note 1, “Summary of Significant Accounting Policies” to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2015 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this report. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our condensed consolidated financial statements are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2015, and include the following:

•	Revenue recognition;

•	Accounting for business combinations;

•	Impairment of goodwill and other intangible assets;

•	Accounting for income taxes;

•	Contingencies;

•	Accounting for stock-based compensation;

•	Accounting for cost of revenue; and

•	Allowance for doubtful accounts

There were no significant changes to our critical accounting policies and estimates during the three months ended April 30, 2015.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,
(in thousands, except per share data)	2015	2014
Revenue	$269,536	$257,393
Operating income	$9,610	$996
Net (loss) income attributable to Verint Systems Inc. common shares	$(416)	$27,956
Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.01)	$0.52
Diluted	$(0.01)	$0.51

Three months ended April 30, 2015 compared to Three months ended April 30, 2014. Our revenue increased approximately $12.1 million, or 5%, to $269.5 million in the three months ended April 30, 2015 from $257.4 million in the three months ended April 30, 2014. The increase consisted of a $17.4 million increase in service and support revenue, partially offset by a $5.3 million decrease in product revenue.  In our Communications Intelligence segment, revenue increased approximately $15.3 million, or 20%, from $76.1 million in the three months ended April 30, 2014 to $91.4 million in the three months ended April 30, 2015.  The increase consisted of a $13.2 million increase in service and support revenue and a $2.1 million increase in product revenue. In our Video Intelligence segment, revenue increased approximately $5.0 million, or 19%, from $26.4 million in the three months ended April 30, 2014 to $31.4 million in the three months ended April 30, 2015, primarily due to an increase in product revenue.  Revenue in our Enterprise Intelligence segment decreased $8.1 million, or approximately 5%, from $154.8 million in the three months ended April 30, 2014 to $146.7 million in the three months ended April 30, 2015.  For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific ("APAC") region represented approximately 51%, 30%, and 19% of our total revenue, respectively, in the three months ended April 30, 2015, compared to approximately 53%, 27%, and 20%, respectively, in the three months ended April 30, 2014. Further details of changes in revenue are provided below.

Operating income was $9.6 million in the three months ended April 30, 2015 compared to $1.0 million in the three months ended April 30, 2014.  This increase in operating income was primarily due to an $11.8 million increase in gross profit from $154.6 million to $166.4 million, partially offset by a $3.2 million increase in operating expenses, from $153.6 million to $156.8 million. The increase in gross profit was primarily due to increased gross profit in our Communication Intelligence segment. The increase in operating expenses consisted of a $1.9 million increase in net research and development expenses, and a $1.9 million increase in selling, general and administrative expense, partially offset by a $0.5 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

The net loss attributable to Verint Systems Inc. common shares was $0.4 million, and the net loss per common share was $0.01 in the three months ended April 30, 2015 compared to net income attributable to Verint Systems Inc. common shares of $28.0 million, and diluted net income per common share of $0.51, in the three months ended April 30, 2014.  The decrease in net income attributable to Verint Systems Inc. common shares and diluted net income per common share in the three months ended April 30, 2015 was primarily due to a $43.0 million decrease in our benefit for income taxes, from a benefit of $42.1 million in the three months ended April 30, 2014 to an expense of $0.9 million three months ended April 30, 2015, and a $2.8 million decrease in foreign currency gains, net, from $3.2 million in the three months ended April 30, 2014 to $0.4 million in the three months ended April 30, 2015. These decreases to net income attributable to Verint Systems Inc. common shares were partially offset by our increased operating income, as described above, a $1.9 million decrease in interest expense, and a $7.1 million loss upon early retirement of debt recorded during three months ended April 30, 2014, with no comparable loss during the three months ended April 30, 2015. Further details of changes in total other expense, net, are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the three months ended April 30, 2015 to average exchange rates for the three months ended April 30, 2014, the U.S. dollar strengthened relative to the British pound sterling, euro, Australian dollar, Japanese yen, Brazilian real, Singapore dollar, and Israeli shekel rate, resulting in an overall decrease in our revenue, cost of revenue. and operating expenses on a U.S. dollar-denominated basis.  For the three months ended April 30, 2015, had foreign exchange rates remained unchanged from rates in effect for the three months ended April 30, 2014, our revenue would have been approximately $12.2 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $12.9 million higher, which would have resulted in a $0.7 million decrease in operating income.

As of April 30, 2015, we employed approximately 4,900 professionals, including part-time employees and certain contractors, as compared to approximately 4,400 at April 30, 2014.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,		% Change
(in thousands)	2015	2014	2015 - 2014
Enterprise Intelligence	$146,718	$154,818	(5)%
Communications Intelligence	91,450	76,135	20%
Video Intelligence	31,368	26,440	19%
Total revenue	$269,536	$257,393	5%

Revenue for each operating segment for the three months ended April 30, 2015 was unfavorably impacted by movements in foreign exchange rates, compared to foreign exchange rates in effect during the three months ended April 30, 2014, as described above in “Overview of Operating Results”.

Enterprise Intelligence Segment

Three months ended April 30, 2015 compared to Three months ended April 30, 2014. Enterprise Intelligence revenue decreased approximately $8.1 million, or 5%, from $154.8 million in the three months ended April 30, 2014 to $146.7 million in the three months ended April 30, 2015.  The decrease consisted of an $11.8 million decrease in product revenue, partially offset by a $3.7 million increase in service and support revenue. The decrease in product revenue primarily reflects a lower aggregate value of executed license arrangements, which comprises the majority of our product revenue and which can fluctuate from period to period. The increase in service and support revenue was primarily due to an increase in our customer install base, and the related support revenue generated from this customer base during the three months ended April 30, 2015, as well as increased revenue from new service offerings in the three months ended April 30, 2015. The continued growth of service revenue is attributable to various factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in our standard arrangements, and growth in our install base.

Communications Intelligence Segment

Three months ended April 30, 2015 compared to Three months ended April 30, 2014. Communications Intelligence revenue increased approximately $15.3 million, or 20%, from $76.1 million in the three months ended April 30, 2014 to $91.4 million in the three months ended April 30, 2015.  The increase consisted of a $13.2 million increase in service and support revenue and a $2.1 million increase in product revenue. The increase in service and support revenue was primarily attributable to an increase in progress realized during the current year on projects with revenue recognized using the percentage of completion ("POC") method, some of which commenced in the previous fiscal year, and an increase in support revenue from new and existing customers. The increase in product revenue was primarily due to an increase in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in the previous fiscal year, partially offset by decrease in product deliveries to customers.

Video Intelligence Segment

Three months ended April 30, 2015 compared to Three months ended April 30, 2014. Video Intelligence revenue increased approximately $5.0 million, or 19%, from $26.4 million in the three months ended April 30, 2014 to $31.4 million in the three months ended April 30, 2015.  The increase was primarily attributable to an increase in product deliveries to customers during the three months ended April 30, 2015 compared to the three months ended April 30, 2014.

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

Product Revenue and Service and Support Revenue

We derive and report our revenue in two categories: (a) product revenue, including licensing of software products and sale of hardware products (which include software that works together with the hardware to deliver the product's essential functionality), and (b) service and support revenue, including revenue from installation services, post-contract customer support, project management, hosting services, software-as-a-service ("SaaS"), product warranties, consulting services, and training services.  For multiple-element arrangements for which we are unable to establish vendor-specific objective evidence ("VSOE") for one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement's revenue into product revenue and service and support revenue.

The following table sets forth product revenue and service and support revenue for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,		% Change
(in thousands)	2015	2014	2015 - 2014
Product revenue	$102,799	$108,136	(5)%
Service and support revenue	166,737	149,257	12%
Total revenue	$269,536	$257,393	5%

Product Revenue

Three months ended April 30, 2015 compared to Three months ended April 30, 2014. Product revenue decreased approximately $5.3 million, or 5%, from $108.1 million for the three months ended April 30, 2014 to $102.8 million for the three months ended April 30, 2015, resulting from an $11.8 million decrease in our Enterprise Intelligence segment, partially offset by a $4.3 million increase in our Video Intelligence segment and a $2.1 million increase in our Communications Intelligence segment.

For additional information see "—Revenue by Operating Segment".

Service and Support Revenue

Three months ended April 30, 2015 compared to Three months ended April 30, 2014. Service and support revenue increased approximately $17.4 million, or 12%, from $149.3 million for the three months ended April 30, 2014 to $166.7 million for the three months ended April 30, 2015.  This increase was primarily attributable to increases of $13.2 million and $3.7 million in our Communications Intelligence and Enterprise Intelligence segments, respectively.

For additional information see "— Revenue by Operating Segment".

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology and backlog for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,		% Change
(in thousands)	2015	2014	2015 - 2014
Cost of product revenue	$34,897	$39,477	(12)%
Cost of service and support revenue	60,296	56,988	6%
Amortization of acquired technology and backlog	7,980	6,358	26%
Total cost of revenue	$103,173	$102,823	—%

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

Three months ended April 30, 2015 compared to Three months ended April 30, 2014. Cost of product revenue decreased approximately 12% from $39.5 million in the three months ended April 30, 2014 to $34.9 million in the three months ended April 30, 2015 primarily due to a $4.2 million decrease in cost of hardware materials primarily in our Communications Intelligence segment, and the inclusion of a $2.6 million charge for the impairment of certain capitalized software development costs during the three months ended April 30, 2014, reflecting strategy changes in certain product development initiatives in our Communications Intelligence segment as a result of the UTX acquisition. There were no comparable charges during the three months ended April 30, 2015. These decreases were partially offset by a $1.1 million increase in employee compensation and related expenses, and a $0.6 million increase in travel expenses in our Communications Intelligence segment. Our overall product gross margins increased to 66% in the three months ended April 30, 2015 from 63% in the three months ended April 30, 2014. Product gross margins in our Enterprise Intelligence segment decreased from 92% in the three months ended April 30, 2014 to 91% in the three months ended April 30, 2015 primarily due to increased third-party license expenses incurred during the three months ended April 30, 2015. Product gross margins in our Communications Intelligence segment increased from 55% in the three months ended April 30, 2014 to 62% in the three months ended April 30, 2015 primarily due to a change in product mix.  Product gross margins in our Video Intelligence segment increased to 61% in the three months ended April 30, 2015 from 57% in the three months ended April 30, 2014 due to a change in product mix.

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

Three months ended April 30, 2015 compared to Three months ended April 30, 2014. Cost of service and support revenue increased approximately 6% from $57.0 million in the three months ended April 30, 2014 to $60.3 million in the three months ended April 30, 2015. The increase is primarily attributable to a $4.6 million increase in employee compensation and related expenses due primarily to increased services and support employee headcount in our Enterprise Intelligence and Communication Intelligence segments, partially offset by a $0.4 million decrease in stock-based compensation expense primarily due to a decrease equity incentive awards accounted for within cost of service and support revenue during the three months ended April 30, 2015 compared to the three months ended April 30, 2014 . Our overall service and support gross margins increased from 62% in the three months ended April 30, 2014 to 64% in the three months ended April 30, 2015.

Amortization of Acquired Technology and Backlog

Amortization of acquired technology and backlog consists of amortization of technology assets and customer backlog acquired in connection with business combinations.

Three months ended April 30, 2015 compared to Three months ended April 30, 2014. Amortization of acquired technology and backlog increased approximately 26% from $6.4 million in the three months ended April 30, 2014 to $8.0 million in the three months ended April 30, 2015 primarily due to the inclusion of a full quarter of amortization expense related to UTX technology -based intangible assets during the three months ended April 30, 2015, compared to one month of amortization expense related to UTX technology-based intangible assets during the three months ended April 30, 2014.

Further discussion regarding our business combinations appears in Note 4, "Business Combinations" to our condensed consolidated financial statements included under Part I, Item 1 of this report.

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

The following table sets forth research and development, net for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,		% Change
(in thousands)	2015	2014	2015 - 2014
Research and development, net	$43,166	$41,323	4%

Three months ended April 30, 2015 compared to Three months ended April 30, 2014. Research and development, net increased approximately $1.9 million, or 4%, from $41.3 million in the three months ended April 30, 2014 to $43.2 million in the three months ended April 30, 2015.  The increase was primarily attributable to a $0.8 million increase in employee compensation and related expenses due primarily to a $2.0 million increase in our Communications Intelligence segment due primarily to increased research and development employee headcount, partially offset by decreases in our Enterprise Intelligence and Video Intelligence segments due to decreased research and employee headcount in those operating segments. Contractor expenses increased $0.4 million due to increased use of contractors for research and development activities in our Communications Intelligence segment during the three months ended April 30, 2015 compared to the three months ended April 30, 2014. Depreciation expense on property and equipment used in research and development increased $0.4 million during the three months ended April 30, 2015 compared to the three months ended April 30, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,		% Change
(in thousands)	2015	2014	2015 - 2014
Selling, general and administrative	$102,850	$101,048	2%

Three months ended April 30, 2015 compared to Three months ended April 30, 2014. Selling, general and administrative expenses increased approximately $1.9 million, or 2%, from $101.0 million in the three months ended April 30, 2014 to $102.9 million in the three months ended April 30, 2015. Stock-based compensation expense increased $3.8 million due primarily to an increase in average amounts of outstanding restricted stock units, and continued increases in our stock price, which impacted the total stock-based compensation to be recognized over the vesting periods. Facilities expenses increased $1.1 million due primarily to costs associated with the early termination of a facility lease in the Americas region. Also contributing to the increase in selling, general, and administrative expenses was a $1.0 million increase in contractor expenses due primarily to increased use of contractors for corporate support activities, including acquisition and integration-related expenses. These increases were partially offset by a $1.7 million decrease in employee compensation and related expenses due primarily to a decrease in headcount of general and administrative employees in our Enterprise Intelligence segment, a $1.7 million decrease in sales commissions expense primarily due to decreased revenue in our Enterprise Intelligence segment as discussed above, and a $0.9 million decrease in legal and accounting fees.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names, and non-compete agreements.

The following table sets forth amortization of other acquired intangible assets for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,		% Change
(in thousands)	2015	2014	2015 - 2014
Amortization of other acquired intangible assets	$10,737	$11,203	(4)%

Three months ended April 30, 2015 compared to Three months ended April 30, 2014. Amortization of other acquired intangible assets decreased approximately $0.5 million, or 4%, from $11.2 million in the three months ended April 30, 2014 to $10.7 million in the three months ended April 30, 2015 primarily due to amortization associated with business combinations that closed subsequent to the three months ended April 30, 2014, and other acquired intangible assets from historical business combinations becoming fully amortized subsequent to the three months ended April 30, 2014.

Further discussion regarding our business combinations appears in Note 4, "Business Combinations" to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Income (Expense), Net

The following table sets forth total other expense, net for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,		% Change
(in thousands)	2015	2014	2015 - 2014
Interest income	$194	$225	(14)%
Interest expense	(8,337)	(10,226)	(18)%
Losses on early retirements of debt	—	(7,092)	(100)%
Other income (expense):
Foreign currency gains	445	3,195	*
Gains (losses) on derivatives	132	(737)	*
Other, net	(366)	370	*
Total other income, net	211	2,828	(93)%
Total other expense, net	$(7,932)	$(14,265)	(44)%

* Percentage is not meaningful.

Three months ended April 30, 2015 compared to Three months ended April 30, 2014. Total other expense, net, decreased by $6.4 million from $14.3 million in the three months ended April 30, 2014 to $7.9 million in the three months ended April 30, 2015.

During the three months ended April 30, 2014, we recorded $7.1 million of losses upon early retirements of debt in connection with the early retirement of the March 2013 Term Loans (defined below). There were no comparable losses recorded during the three months ended April 30, 2015. Further discussion regarding our credit facilities appears in Note 6, “Long-term Debt” to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Interest expense decreased to $8.3 million in the three months ended April 30, 2015 from $10.2 million in the three months ended April 30, 2014 primarily due to lower outstanding debt during the three months ended April 30, 2015 compared to the three months ended April 30, 2014, and lower interest rates on outstanding borrowings.

We recorded $0.4 million of net foreign currency gains in the three months ended April 30, 2015 compared to $3.2 million of net gains in the three months ended April 30, 2014.  Foreign currency gains in the three months ended April 30, 2015 resulted primarily from foreign currency gains on U.S. dollar-denominated net liabilities in certain entities which use a British pound sterling functional currency as a result of the weakening of the U.S. dollar against the British pound sterling.

In the three months ended April 30, 2015, there were net gains on derivative financial instruments (not designated as hedging instruments) of $0.1 million, compared to net losses of $0.7 million on such instruments for the three months ended April 30, 2014.  The net gains in the current year reflected gains on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the euro.

Provision (Benefit) for Income Taxes

The following table sets forth our provision (benefit) for income taxes for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,		% Change
(in thousands)	2015	2014	2015 - 2014
Provision (benefit) for income taxes	$947	$(42,088)	*

* Percentage is not meaningful.

Three months ended April 30, 2015 compared to Three months ended April 30, 2014. Our effective income tax rate was 56.4% for the three months ended April 30, 2015, compared to an effective income tax benefit rate of 317.2% for the three months ended April 30, 2014.  For the three months ended April 30, 2015, the effective income tax rate was significantly impacted by the level and mix of earnings and losses by jurisdiction. Pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was slightly higher than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related tax benefits. In addition, following the receipt of a tax ruling in a foreign jurisdiction, we reorganized certain operations within that foreign jurisdiction resulting in a discrete income tax benefit of $3.0 million.

For the three months ended April 30, 2014, our effective tax benefit rate was significantly impacted by the release of $45.2 million of Verint valuation allowances. We maintain valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions. In connection with the acquisition of KANA, we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, we reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded. Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit and not as a component of the KANA acquisition accounting. The result was an income tax benefit of $42.1 million on a pre-tax loss of $13.3 million resulting in an effective income tax benefit rate of 317.2% for the three months ended April 30, 2014. The effective income tax rate was also affected by the mix and levels of income and losses among taxing jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was less than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. Excluding the income tax benefit attributable to the valuation allowance release, the result was an income tax provision of $3.1 million on a pre-tax loss $13.3 million, resulting in a negative effective income tax rate of 23.2% for the three months ended April 30, 2014.

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

In February 2014, in connection with our acquisition of KANA, we borrowed $125.0 million under the revolving credit facility under our Credit Agreement (the "Revolving Credit Facility") and we also incurred $300.0 million of incremental term loans under our Credit Agreement, both for purposes of funding a portion of the purchase price for KANA. In June 2014, we completed concurrent public offerings of 5,750,000 shares of our common stock and $400.0 million in aggregate principal amount of 1.50% convertible senior notes due June 1, 2021 (the "Notes"). The aggregate net proceeds from the concurrent offerings were $657.5 million, the majority of which we used to repay a portion of the outstanding indebtedness under our Credit Agreement. Further discussion of our Credit Agreement, Notes, call options and warrants appears below, under "Financing Arrangements".

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

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (including any long-term portions) held by our subsidiaries outside the United States were $330.4 million and $297.2 million as of April 30, 2015 and January 31, 2015, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in company growth initiatives, including business acquisitions. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months and for the foreseeable future.

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

The following table sets forth our cash and cash equivalents, restricted cash and bank time deposits, short-term investments and long-term debt as of April 30, 2015 and January 31, 2015:

	April 30,	January 31,
(in thousands)	2015	2015
Cash and cash equivalents	$321,028	$285,072
Restricted cash and bank time deposits	$24,166	$36,920
Short-term investments	$68,517	$35,751
Long-term debt	$739,273	$736,779

At April 30, 2015, our cash and cash equivalents totaled $321.0 million, an increase of $35.9 million from $285.1 million at January 31, 2015.

Our operating activities generated $66.6 million of cash during the three months ended April 30, 2015, which was partially offset by $31.9 million of net cash used in combined investing and financing activities during this period.  Further discussion of these activities appears below.

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the three months ended April 30, 2015 and 2014:

	Three Months Ended April 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$66,626	$54,035
Net cash used in investing activities	(29,886)	(625,173)
Net cash (used in) provided by financing activities	(1,992)	378,949
Effect of exchange rate changes on cash and cash equivalents	1,208	887
Net increase (decrease) in cash and cash equivalents	$35,956	$(191,302)

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income, adjusted for non-cash items, and working capital changes. As our business grows and we generate higher revenue, we generally expect our operating cash flow to also increase. Operating activities generated $66.6 million of net cash during the three months ended April 30, 2015, compared to $54.0 million generated during the three months ended April 30, 2014. Our operating results for the three months ended April 30, 2015 included $49.5 million of net non-cash expenses, compared to $1.4 million of net non-cash expenses in the prior-year three month period, so despite reporting lower net income in the three months ended April 30, 2015 compared to the prior-year three month period, our operating cash flow improved. Lower interest payments, which totaled $3.6 million in the three months ended April 30, 2015 compared to $9.9 million in the prior-year three month period, also contributed to the improvement in operating cash flow.

Net Cash Used in Investing Activities

During the three months ended April 30, 2015, our investing activities used $29.9 million of net cash, including $32.9 million of net purchases of short-term investments and $6.2 million of payments for property, equipment, and capitalized software development costs, and $2.1 million of net cash utilized for business acquisitions. Partially offsetting those uses was an $11.4 million decrease in restricted cash and bank time deposits during the period. Restricted cash and bank time deposits are typically short-term deposits used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period.

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

We had no significant commitments for capital expenditures at April 30, 2015.

Net Cash (Used in) Provided by Financing Activities

For the three months ended April 30, 2015, our financing activities used $2.0 million of net cash, consisting almost entirely of payments of $2.0 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations.

For the three months ended April 30, 2014, our financing activities provided $378.9 million of net cash. In connection with the February 3, 2014 acquisition of KANA, we incurred $300.0 million of incremental term loans and borrowed $125.0 million under our Revolving Credit Facility. Additionally, in March 2014, we incurred $643.5 million of new term loans and simultaneously repaid $643.5 million of prior term loans. In connection with this financing activity, we paid $8.9 million of debt issuance costs related to the new borrowings. Other financing activities during the three months ended April 30, 2014 included payments of $2.9 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and the receipt of $6.2 million of proceeds from exercises of stock options.

Liquidity and Capital Resources Requirements

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, working capital needs, ordinary course capital expenditures, research and development spending, and other commitments for at least the next 12 months. Currently, we have no plans to pay any cash dividends on our common stock, which are not permitted under the terms of our Credit Agreement.

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

As of April 30, 2015, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of April 30, 2015, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of April 30, 2015, no Warrants had been exercised and all Warrants remained outstanding.

Credit Agreement

In April 2011, we entered into a credit agreement with our lenders, which was amended and restated on March 6, 2013, and further amended on February 3, 2014, March 7, 2014, and June 18, 2014 (the “Credit Agreement"). The Credit Agreement, as

amended and restated, provides for senior secured credit facilities, comprised of $943.5 million of term loans, of which $300.0 million was borrowed in February 2014 (the “February 2014 Term Loans”) and $643.5 million was borrowed in March 2014 (the “March 2014 Term Loans”), all of which matures in September 2019, and a $300.0 million revolving credit facility maturing in September 2018, subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time.
At April 30, 2015, $130.7 million and $280.4 million of borrowings were outstanding under the February 2014 Term Loans and March 2014 Term Loans, respectively, bearing interest at an annual rate of 3.50%, and there were no outstanding borrowings under the Revolving Credit Facility.

As noted above, in February 2014, in connection with our acquisition of KANA, we borrowed $125.0 million under the Revolving Credit Facility and we also incurred $300.0 million of incremental term loans pursuant to an amendment to our Credit Agreement, both for purposes of funding a portion of the purchase price for KANA.

In March 2014, we refinanced $643.5 million of term loans previously borrowed under the Credit Agreement (the "March 2013 Term Loans") with the proceeds of the March 2014 Term Loans, primarily for purposes of reducing the interest rate on such loans. We also amended our Credit Agreement in February and March 2014 to, among other things, (i) change the basis for determining the interest rate on borrowings under the Revolving Credit Facility, (ii) increase the permitted amount of incremental term loans and revolving credit commitments (beyond the incremental term loans borrowed in February 2014) by up to an aggregate of $200.0 million plus an additional amount such that our leverage ratio (as defined in the Credit Agreement) would not exceed a specified maximum ratio, (iii) permit us to issue convertible indebtedness (as defined in the Credit Agreement), (iv) permit us to refinance all or a portion of any existing term loans with replacement term loans, and (v) extend by one year, to January 31, 2016, the step-down date of the leverage ratio covenant applicable to the Revolving Credit Facility.

On June 18, 2014, we utilized the majority of the combined net proceeds from the issuance of the Notes and the concurrent issuance of 5,750,000 shares of common stock to retire $530.0 million of the February 2014 Term Loans and March 2014 Term Loans, and to repay all $106.0 million of then-outstanding borrowings under the Revolving Credit Facility.

Also in June 2014, we further amended our Credit Agreement to increase the lending commitments under our Revolving Credit Facility to $300.0 million and to extend the facility's term by approximately six months to September 6, 2018.

Following the partial retirements of the term loans in June 2014, there are no scheduled principal payments on the term loans until August 2016. The vast majority of the term loan balances are due upon maturity in September 2019.

The Revolving Credit Facility contains a financial covenant that requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 5.00 to 1 until January 31, 2016 and no greater than 4.50 to 1 thereafter (the "Leverage Ratio Covenant"). At April 30, 2015, our consolidated leverage ratio was approximately 2.4 to 1 compared to a permitted consolidated leverage ratio of 5.00 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $140.0 million the minimum EBITDA required to satisfy the Leverage Ratio Covenant given our outstanding debt as of such date.

Contractual Obligations

Our Annual Report on Form 10-K for the year ended January 31, 2015 includes a table summarizing our contractual obligations of approximately $1.1 billion as of January 31, 2015, including approximately $920 million for long-term debt obligations, including projected future interest. That table appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in that report. We believe that our contractual obligations and commercial commitments did not materially change during the three months ended April 30, 2015.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the three months ended April 30, 2015, we made $2.2 million of payments under contingent consideration arrangements. As of April 30, 2015, potential future cash payments and earned consideration expected to be paid subsequent to April 30, 2015 under contingent consideration arrangements total $30.6 million, the estimated fair value of which was $12.4 million, including

$2.8 million reported in accrued expenses and other current liabilities, and $9.6 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2019.

Off-Balance Sheet Arrangements

As of April 30, 2015, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU No. 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity is no longer required to separately present an extraordinary item on its statement of operations, net of tax, after income from continuing operations or to disclose income taxes and net income per share data applicable to an extraordinary item. However, ASU No. 2015-01 still retains the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU No. 2015-01 was effective for us on February 1, 2015. The adoption of this standard did not impact our condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As currently issued, this guidance is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted; however, on April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier, at the original effective date. The proposal to defer the effective date will be subject to the FASB’s due process procedures, including a period for public comments. Entities may choose from two adoption methods, with certain practical expedients. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements and evaluating the available adoption methods.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU No. 2014-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, although early adoption is permitted. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The provisions of ASU No. 2014-15 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, although early adoption is permitted. The adoption of ASU No. 2014-15 is not expected to have a material effect on our future condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The provisions of ASU No. 2015-03 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, although early adoption is permitted. When adopted, this guidance must be applied on a retrospective basis. We plan to adopt the provisions of ASU No. 2015-03 effective on February 1, 2016. As of April 30, 2015, we have $14.2 million of net deferred debt issuance costs which are reported within Other assets on our condensed consolidated balance sheet.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. The provisions of ASU No. 2015-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, although early adoption is permitted. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements.

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

The section entitled “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2015 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. We believe that our market risk profile did not materially change during the three months ended April 30, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 30, 2015.  Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended April 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

See Note 13, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 for information regarding our legal proceedings.

Item 1A.                   Risk Factors

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2015. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us, however. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended April 30, 2015:

Number	Description	Filed Herewith / Incorporated by Reference from

3.1	Amended and Restated By-laws of Verint Systems Inc. (as amended as of March 19, 2015)	Form 8-K filed on March 25, 2015
10.1	Verint Systems Inc. Stock Bonus Program*	Form 10-K filed on March 27, 2015
10.2	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2015*	Form 10-K filed on March 27, 2015
10.3	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan*	Form 10-K filed on March 27, 2015
31.1	Certification of Dan Bodner, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Douglas E. Robinson, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

VERINT SYSTEMS INC.

June 3, 2015	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

June 3, 2015	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)