Form 10-Q
period 2015-07-31
VERINT SYSTEMS INC
filed 2015-09-02
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2015
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

There were 62,139,546 shares of the registrant’s common stock outstanding on August 14, 2015.

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

•
risks associated with our significant international operations, including, among others, in Israel, Europe, and Asia, exposure to regions subject to political or economic instability, and fluctuations in foreign currency exchange rates;

•	risks associated with a significant amount of our business coming from domestic and foreign government customers, including the ability to maintain security clearances for certain projects;

•	risks associated with complex and changing local and foreign regulatory environments in the jurisdictions in which we operate;

•	risks associated with our ability to retain and recruit qualified personnel in regions in which we operate, especially in new markets and growth areas we may enter;

•	challenges associated with selling sophisticated solutions, including with respect to educating our customers on the benefits of our solutions or assisting them in realizing such benefits;

ii

•
challenges associated with our strategy of pursuing larger sales opportunities that often involve longer sales cycles, including with respect to transaction reductions, deferrals, or cancellations during the sales cycle, ability to accurately forecast when a sales opportunity will convert to an order, and to forecast revenue and expenses, and increased volatility of our operating results from period to period;

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

•
risks arising as a result of contingent or other obligations or liabilities assumed in our acquisition of our former parent company, Comverse Technology, Inc. ("CTI"), or associated with formerly being consolidated with, and part of a consolidated tax group with, CTI, or as a result of CTI's former subsidiary, Comverse, Inc. ("Comverse"), being unwilling or unable to provide us with certain indemnities or transition services to which we are entitled;

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

iii

Part I

Item 1.     Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,
(in thousands, except share and per share data)	2015	2015
Assets
Current Assets:
Cash and cash equivalents	$306,187	$285,072
Restricted cash and bank time deposits	19,686	36,920
Short-term investments	59,721	35,751
Accounts receivable, net of allowance for doubtful accounts of $1.0 million and $1.1 million, respectively	244,749	262,092
Inventories	18,467	17,505
Deferred cost of revenue	3,127	6,722
Prepaid expenses and other current assets	75,594	66,130
Total current assets	727,531	710,192
Property and equipment, net	63,841	62,490
Goodwill	1,231,840	1,200,817
Intangible assets, net	290,548	311,894
Capitalized software development costs, net	11,030	10,112
Long-term deferred cost of revenue	15,324	14,555
Other assets	39,389	40,936
Total assets	$2,379,503	$2,350,996

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$69,980	$72,885
Accrued expenses and other current liabilities	199,213	223,744
Deferred revenue	169,959	181,259
Total current liabilities	439,152	477,888
Long-term debt	741,801	736,779
Long-term deferred revenue	22,480	20,544
Other liabilities	117,073	110,882
Total liabilities	1,320,506	1,346,093
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $0.001 par value; authorized 2,207,000 shares at July 31, 2015 and January 31, 2015, respectively; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 62,487,000 and 61,253,000 shares; outstanding 62,139,000 and 60,905,000 shares at July 31, 2015 and January 31, 2015, respectively.	62	61
Additional paid-in capital	1,364,330	1,321,455
Treasury stock, at cost - 348,000 shares at July 31, 2015 and January 31, 2015.	(10,251)	(10,251)
Accumulated deficit	(230,732)	(219,074)
Accumulated other comprehensive loss	(73,842)	(94,335)
Total Verint Systems Inc. stockholders' equity	1,049,567	997,856
Noncontrolling interest	9,430	7,047
Total stockholders' equity	1,058,997	1,004,903
Total liabilities and stockholders' equity	$2,379,503	$2,350,996

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2015	2014	2015	2014
Revenue:
Product	$121,767	$113,175	$224,566	$221,311
Service and support	174,115	163,641	340,852	312,898
Total revenue	295,882	276,816	565,418	534,209
Cost of revenue:
Product	41,984	32,122	76,881	71,599
Service and support	67,409	61,869	127,705	118,857
Amortization of acquired technology	9,856	8,564	17,836	14,922
Total cost of revenue	119,249	102,555	222,422	205,378
Gross profit	176,633	174,261	342,996	328,831
Operating expenses:
Research and development, net	46,960	44,077	90,126	85,400
Selling, general and administrative	114,971	107,160	217,821	208,208
Amortization of other acquired intangible assets	10,733	11,554	21,470	22,757
Total operating expenses	172,664	162,791	329,417	316,365
Operating income	3,969	11,470	13,579	12,466
Other income (expense), net:
Interest income	463	250	657	475
Interest expense	(8,561)	(9,383)	(16,898)	(19,609)
Losses on early retirements of debt	—	(5,454)	—	(12,546)
Other (expense) income, net	(3,751)	(1,729)	(3,540)	1,099
Total other expense, net	(11,849)	(16,316)	(19,781)	(30,581)
Loss before provision (benefit) for income taxes	(7,880)	(4,846)	(6,202)	(18,115)
Provision (benefit) for income taxes	2,037	5,534	2,984	(36,554)
Net (loss) income	(9,917)	(10,380)	(9,186)	18,439
Net income attributable to noncontrolling interest	1,325	1,898	2,472	2,761
Net (loss) income attributable to Verint Systems Inc.	$(11,242)	$(12,278)	$(11,658)	$15,678

Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.18)	$(0.21)	$(0.19)	$0.28
Diluted	$(0.18)	$(0.21)	$(0.19)	$0.28

Weighted-average common shares outstanding:
Basic	61,733	57,158	61,392	55,449
Diluted	61,733	57,158	61,392	56,559

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2015	2014	2015	2014
Net (loss) income	$(9,917)	$(10,380)	$(9,186)	$18,439
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	6,253	(1,744)	11,422	14,992
Net unrealized (losses) gains on available-for-sale securities	(13)	16	44	13
Net unrealized gains on derivative financial instruments designated as hedges	5,002	274	10,029	585
Provision for income taxes on net unrealized gains on derivative financial instruments designated as hedges	(509)	(56)	(1,091)	(158)
Other comprehensive income (loss)	10,733	(1,510)	20,404	15,432
Comprehensive income (loss)	816	(11,890)	11,218	33,871
Comprehensive income attributable to noncontrolling interest	1,446	1,975	2,383	2,864
Comprehensive (loss) income attributable to Verint Systems Inc.	$(630)	$(13,865)	$8,835	$31,007

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interest
Balances at January 31, 2014	53,605	$54	$924,663	$(8,013)	$(250,005)	$(39,725)	$626,974	$6,144	$633,118
Net income	—	—	—	—	15,678	—	15,678	2,761	18,439
Other comprehensive income	—	—	—	—	—	15,329	15,329	103	15,432
Common stock issued in public offering, net of issuance costs	5,750	6	264,970	—	—	—	264,976	—	264,976
Equity component of convertible notes, net of issuance costs	—	—	78,223	—	—	—	78,223	—	78,223
Purchase of convertible note hedges	—	—	(60,800)	—	—	—	(60,800)	—	(60,800)
Issuance of warrants	—	—	45,188	—	—	—	45,188	—	45,188
Stock-based compensation - equity portion	—	—	23,760	—	—	—	23,760	—	23,760
Exercises of stock options	246	—	8,499	—	—	—	8,499	—	8,499
Common stock issued for stock awards and stock bonuses	1,013	1	4,531	—	—	—	4,532	—	4,532
Purchases of treasury stock	(46)	—	—	(2,238)	—	—	(2,238)	—	(2,238)
Tax effects from stock award plans	—	—	323	—	—	—	323	—	323
Balances at July 31, 2014	60,568	$61	$1,289,357	$(10,251)	$(234,327)	$(24,396)	$1,020,444	$9,008	1,029,452

Balances at January 31, 2015	60,905	$61	$1,321,455	$(10,251)	$(219,074)	$(94,335)	$997,856	$7,047	$1,004,903
Net (loss) income	—	—	—	—	(11,658)	—	(11,658)	2,472	(9,186)
Other comprehensive income (loss)	—	—	—	—	—	20,493	20,493	(89)	20,404
Stock-based compensation - equity portion	—	—	34,325	—	—	—	34,325	—	34,325
Exercises of stock options	6	—	229	—	—	—	229	—	229
Common stock issued for stock awards and stock bonuses	1,228	1	7,744	—	—	—	7,745	—	7,745
Tax effects from stock award plans	—	—	577	—	—	—	577	—	577
Balances at July 31, 2015	62,139	$62	$1,364,330	$(10,251)	$(230,732)	$(73,842)	$1,049,567	$9,430	$1,058,997

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net (loss) income	$(9,186)	$18,439
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	52,388	49,192
Stock-based compensation - equity portion	34,325	23,106
Amortization of discount on convertible notes	4,995	1,148
Reduction of valuation allowance resulting from acquisition of KANA	—	(45,171)
Non-cash gains on derivative financial instruments, net	(274)	(103)
Losses on early retirements of debt	—	12,546
Other non-cash items, net	11,075	7,213
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	16,614	(23,189)
Inventories	(2,460)	(8,958)
Deferred cost of revenue	2,834	(545)
Prepaid expenses and other assets	(8,984)	6,716
Accounts payable and accrued expenses	(22,262)	22,288
Deferred revenue	(9,982)	7,675
Other, net	(2,920)	16
Net cash provided by operating activities	66,163	70,373

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(21,215)	(602,943)
Purchases of property and equipment	(10,191)	(9,358)
Purchases of investments	(39,842)	(17,187)
Maturities and sales of investments	15,479	9,790
Cash paid for capitalized software development costs	(2,136)	(2,892)
Change in restricted cash and bank time deposits, including long-term portion, and other investing activities, net	15,141	(36,618)
Net cash used in investing activities	(42,764)	(659,208)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	—	1,526,750
Repayments of borrowings and other financing obligations	(212)	(1,361,708)
Proceeds from public issuance of common stock	—	274,563
Proceeds from issuance of warrants	—	45,188
Payments for convertible note hedges	—	(60,800)
Payments of equity issuance, debt issuance and other debt-related costs	(239)	(27,713)
Proceeds from exercises of stock options	229	8,585
Purchases of treasury stock	—	(2,238)
Payments of contingent consideration for business combinations (financing portion)	(2,856)	(6,026)
Net cash (used in) provided by financing activities	(3,078)	396,601
Effect of foreign currency exchange rate changes on cash and cash equivalents	794	285
Net increase (decrease) in cash and cash equivalents	21,115	(191,949)
Cash and cash equivalents, beginning of period	285,072	378,618
Cash and cash equivalents, end of period	$306,187	$186,669

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") for the year ended January 31, 2015. The condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the periods ended July 31, 2015 and 2014, and the condensed consolidated balance sheet as of July 31, 2015, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2015 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2015. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2015. The results for interim periods are not necessarily indicative of a full year’s results.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2015. There were no material changes to our significant accounting policies during the six months ended July 31, 2015.

Change in Functional Currency

The functional currency for most of our foreign subsidiaries is the applicable local currency, although we have several subsidiaries with functional currencies that differ from their local currency, of which the most notable exceptions are our subsidiaries in Israel, whose functional currencies are the U.S. dollar. During the three months ended July 31, 2015, we changed the functional currency for one of our subsidiaries from the euro to the U.S. dollar in anticipation of an increase in U.S. dollar denominated revenue resulting from changes in the subsidiary's business model. This change in functional currency is applied on a prospective basis. Previously, this subsidiary was judged to operate in two economic environments which had differing foreign currency exchange risks, and therefore used a different functional currency (euro and U.S dollar) in each environment.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU No. 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity is no longer required to separately present an extraordinary item on its statement of operations, net of tax, after income from continuing operations or to disclose income taxes and net income per share data applicable to an extraordinary item. However, ASU No. 2015-01 still retains the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU No. 2015-01 was effective for us on February 1, 2015. The adoption of this standard did not impact our condensed consolidated financial statements.

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

New Accounting Pronouncements Not Yet Effective

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU No. 2015-11 requires measurement of most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which inventory is measured at the lower of cost or market, with market defined as replacement cost, net realizable value, or net realizable value less a normal profit margin. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The provisions of ASU No. 2015-03 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, although early adoption is permitted. When adopted, this guidance must be applied on a retrospective basis. We plan to adopt the provisions of ASU No. 2015-03 effective on February 1, 2016. As of July 31, 2015, we have $13.6 million of net deferred debt issuance costs which are reported within Other assets on our condensed consolidated balance sheet, $3.8 million of which relate to our Revolving Credit Facility and will continue to be reported within Other assets.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As originally issued, this guidance was effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In July 2015, the FASB deferred the effective date by one year, to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. Entities may choose from two adoption methods, with certain practical expedients. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements and evaluating the available adoption methods.

2.	NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net (loss) income per common share attributable to Verint Systems Inc. for the three and six months ended July 31, 2015 and 2014:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net (loss) income	$(9,917)	$(10,380)	$(9,186)	$18,439
Net income attributable to noncontrolling interest	1,325	1,898	2,472	2,761
Net (loss) income attributable to Verint Systems Inc.	$(11,242)	$(12,278)	$(11,658)	$15,678
Weighted-average shares outstanding:
Basic	61,733	57,158	61,392	55,449
Dilutive effect of employee equity award plans	—	—	—	1,110
Dilutive effect of 1.50% convertible senior notes	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Diluted	61,733	57,158	61,392	56,559
Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.18)	$(0.21)	$(0.19)	$0.28
Diluted	$(0.18)	$(0.21)	$(0.19)	$0.28

We excluded the following weighted-average potential common shares from the calculations of diluted net (loss) income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2015	2014	2015	2014
Common shares excluded from calculation:
Stock options and restricted stock-based awards	1,482	1,509	1,925	390
1.50% convertible senior notes	6,205	2,968	6,205	1,508
Warrants	6,205	2,968	6,205	1,508

In periods for which we report a net loss attributable to Verint Systems Inc., basic net loss per common share and diluted net loss per common share are identical since the effect of all potential common shares is anti-dilutive and therefore excluded.

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

Our Note Hedges (as defined in Note 6, "Long-Term Debt") do not impact the calculation of diluted net income per share, because their effect would be anti-dilutive. In the event of an actual conversion of any or all of the Notes, the common shares that would be delivered to us under the Note Hedges are designed to neutralize the dilutive effect of the common shares that we would issue under the Notes. Further details regarding the Notes, Note Hedges, and the Warrants appear in Note 6, "Long-Term Debt".

3. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of July 31, 2015 and January 31, 2015:

	July 31, 2015
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$297,029	$—	$—	$297,029
Money market funds	9,158	—	—	9,158
Total cash and cash equivalents	$306,187	$—	$—	$306,187

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$36,526	$145	$—	$36,671
Bank time deposits	23,050	—	—	23,050
Total short-term investments	$59,576	$145	$—	$59,721

	January 31, 2015
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$281,890	$—	$—	$281,890
Money market funds	183	—	—	183
Commercial paper	2,999	—	—	2,999
Total cash and cash equivalents	$285,072	$—	$—	$285,072

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$13,741	$101	$—	$13,842
Bank time deposits	21,909	$—	$—	21,909
Total short-term investments	$35,650	$101	$—	$35,751

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

As of July 31, 2015 and January 31, 2015, all of our available-for-sale investments had contractual maturities of less than one year. Gains and losses on sales of available-for-sale securities during the six months ended July 31, 2015 and 2014 were not significant.

During the six months ended July 31, 2015 and 2014, proceeds from maturities and sales of available-for-sale securities were $15.5 million and $9.8 million, respectively.

We believe that the investments we held at July 31, 2015 were not other-than-temporarily impaired. We held no available-for-sale securities with unrealized losses at July 31, 2015.

4.	BUSINESS COMBINATIONS

Six Months Ended July 31, 2015

On February 12, 2015, we completed the acquisition of a business that is being integrated into our Enterprise Intelligence operating segment, and on May 1, 2015, we completed the acquisition of a business that is being integrated into our Communications Intelligence operating segment.

These business combinations were not material to our condensed consolidated financial statements, either individually or in the aggregate.

Year Ended January 31, 2015

KANA Software, Inc.

On February 3, 2014, we completed the acquisition of KANA Software, Inc. and its affiliates (collectively, "KANA"), a leading global provider of on-premises and cloud-based solutions which create differentiated, personalized, and integrated customer experiences for large enterprises and mid-market organizations. KANA, based in Sunnyvale, California, was acquired for $516.6 million of cash, which was net of KANA's cash acquired. KANA has been integrated into our Enterprise Intelligence operating segment.

The purchase price for KANA was funded by a combination of cash on hand, $300.0 million of incremental term loans incurred in connection with an amendment to our Credit Agreement, and $125.0 million of borrowings under our Revolving Credit Facility, further details for which appear in Note 6, "Long-Term Debt".

Transaction and related costs directly related to the acquisition of KANA, consisting primarily of professional fees and integration expenses, were $0.3 million and $2.9 million for the three and six months ended July 31, 2015, respectively. Such costs totaled $2.3 million and $4.7 million for the three and six months ended July 31, 2014, respectively. All transaction and related costs were expensed as incurred, and the vast majority of these expenses are included in selling, general and administrative expenses.

UTX Technologies Limited

On March 31, 2014, we completed the acquisition of all of the outstanding shares of UTX Technologies Limited ("UTX"), a provider of certain mobile device tracking solutions for security applications, from UTX Limited. UTX Limited was our supplier of these products to our Communications Intelligence operating segment prior to the acquisition. The purchase price consisted of $82.9 million of cash paid at closing, and $1.5 million paid subsequent to closing during the year ended January 31, 2015, upon UTX's achievement of certain performance targets. The acquisition date fair value of the contingent consideration was estimated to be $1.3 million.

UTX is based in the EMEA region and has been integrated into our Communications Intelligence operating segment.

Transaction and related costs directly related to the acquisition of UTX, consisting primarily of professional fees, integration expenses and related adjustments, were $0.1 million and $0.3 million for the three and six months ended July 31, 2015, respectively. Such costs totaled $0.4 million and $3.0 million for the three and six months ended July 31, 2014, respectively. All transaction and related costs were expensed as incurred, and the vast majority of these expenses are included in selling, general and administrative expenses.

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

Purchase Price Allocations

As of January 31, 2015, the purchase price allocation for UTX was preliminary, subject to change as additional information became available during the measurement period (up to one year from the acquisition date). During the six months ended July 31, 2015, there were no changes to the purchase price allocation for UTX, which is now complete.

Pro Forma Information

The following table provides unaudited pro forma operating results for the three and six months ended July 31, 2014, as if KANA and UTX had been acquired on February 1, 2013. These unaudited pro forma results reflect certain adjustments related to these acquisitions, including amortization expense on finite-lived intangible assets acquired from KANA and UTX, interest expense and fees associated with additional long-term debt incurred to partially fund the acquisition of KANA, and adjustments to recognize the fair value of revenue associated with performance obligations assumed in the acquisition of KANA.

For purposes of the following unaudited pro forma operating results, a $45.2 million income tax benefit recorded during the three months ended April 30, 2014 resulting from a reduction of valuation allowances associated from the acquisition of KANA is not reflected in the pro forma operating results for the six months ended July 31, 2014.

The unaudited pro forma results do not include any operating efficiencies or potential cost savings which may result from these business combinations. Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on February 1, 2013, nor are they indicative of future operating results.

(in thousands, except per share amounts)	Three Months Ended July 31, 2014	Six Months Ended July 31, 2014
Revenue	$284,792	$554,505
Net loss	$(347)	$(2,369)
Net loss attributable to Verint Systems Inc.	$(2,245)	$(5,130)
Basic and diluted net loss per common share attributable to Verint Systems Inc.:	$(0.04)	$(0.09)

Other Business Combination Information

We include the financial results of all business combinations in our condensed consolidated financial statements from their respective acquisition dates.

For the three and six months ended July 31, 2015, we recorded charges of $0.8 million and $0.9 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. For the three and six months ended July 31, 2014, we recorded charges of $0.5 million and $0.4 million, respectively, within selling, general and administrative expenses for changes in the fair values of these obligations. The aggregate fair value of the remaining contingent consideration obligations associated with business combinations was $28.6 million at July 31, 2015.

Payments of contingent consideration earned under these agreements were $0.9 million and $3.0 million for the three and six months ended July 31, 2015, respectively. Payments of contingent consideration earned under these agreements were $3.9 million and $7.0 million for the three and six months ended July 31, 2014, respectively.

In connection with a business combination completed during the year ended January 31, 2012, we assumed approximately $5.2 million of long-term liabilities associated with uncertain tax positions of the acquired company. A corresponding indemnification asset of $5.2 million was also recorded, recognizing the selling shareholders’ contractual obligation to indemnify us for these pre-acquisition liabilities. As of July 31, 2015 and January 31, 2015, these liabilities were $1.1 million and $1.4 million, respectively, and were included within other liabilities. The corresponding indemnification assets as of July 31, 2015 and January 31, 2015 were $0.3 million and $0.4 million, respectively, and were included within other assets. There was no activity in these accounts during the six months ended July 31, 2015 and 2014. The carrying values of these assets and liabilities were impacted by foreign currency exchange rate fluctuations.

5.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of July 31, 2015 and January 31, 2015:

	July 31, 2015
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, with finite lives:
Customer relationships	$383,386	$(197,670)	$185,716
Acquired technology	212,137	(118,969)	93,168
Trade names	18,932	(10,604)	8,328
Non-competition agreements	3,047	(1,956)	1,091
Distribution network	4,440	(3,095)	1,345
Total intangible assets with finite lives	621,942	(332,294)	289,648
In-process research and development, with indefinite lives	900	—	900
Total intangible assets	$622,842	$(332,294)	$290,548

	January 31, 2015
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, all with finite lives:
Customer relationships	$378,756	$(176,796)	$201,960
Acquired technology	201,294	(104,117)	97,177
Trade names	18,799	(9,131)	9,668
Non-competition agreements	3,625	(2,331)	1,294
Distribution network	4,440	(2,645)	1,795
Total intangible assets	$606,914	$(295,020)	$311,894

The following table presents net acquisition-related intangible assets by reportable segment as of July 31, 2015 and January 31, 2015:

	July 31,	January 31,
(in thousands)	2015	2015
Enterprise Intelligence	$235,476	$261,354
Communications Intelligence	54,533	49,670
Video Intelligence	539	870
Total	$290,548	$311,894

Total amortization expense recorded for acquisition-related intangible assets was $20.6 million and $39.3 million for the three and six months ended July 31, 2015, respectively, and $20.1 million and $37.7 million for the three and six months ended July 31, 2014, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2016 (remainder of year)	$39,803
2017	77,248
2018	58,193
2019	29,868
2020	20,515
2021 and thereafter	64,021
Total	$289,648

During the three months ended July 31, 2015, we recorded a $2.3 million impairment of an acquired technology asset, which is included within cost of product revenue. No other impairments of acquired intangible assets were recorded during the six months ended July 31, 2015 and 2014.

Goodwill activity for the six months ended July 31, 2015, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Enterprise Intelligence	Communications Intelligence	Video Intelligence
Year Ended January 31, 2015:
Goodwill, gross, at January 31, 2015	$1,267,682	$1,092,313	$101,261	$74,108
Accumulated impairment losses through January 31, 2015	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at January 31, 2015	1,200,817	1,061,522	101,261	38,034
Business combinations	23,855	2,333	21,522	—
Foreign currency translation and other	7,168	8,510	(988)	(354)
Goodwill, net, at July 31, 2015	$1,231,840	$1,072,365	$121,795	$37,680

Balance at July 31, 2015:
Goodwill, gross, at July 31, 2015	$1,298,705	$1,103,156	$121,795	$73,754
Accumulated impairment losses through July 31, 2015	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at July 31, 2015	$1,231,840	$1,072,365	$121,795	$37,680

No events or circumstances indicating the potential for goodwill impairment were identified during the six months ended July 31, 2015.

6.	LONG-TERM DEBT

The following table summarizes our long-term debt at July 31, 2015 and January 31, 2015:

	July 31,	January 31,
(in thousands)	2015	2015
1.50% Convertible Senior Notes:
Principal amount	$400,000	$400,000
Unamortized debt discount	(69,091)	(74,086)
1.50% Convertible Senior Notes, net	330,909	325,914
February 2014 Term Loans:
Gross amount	130,729	130,729
Unamortized debt discount	(250)	(277)
February 2014 Term Loans, net	130,479	130,452
March 2014 Term Loans	280,413	280,413
Other debt	—	23
Total debt	741,801	736,802
Less: current maturities	—	23
Long-term debt	$741,801	$736,779

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
As of July 31, 2015, the Notes were not convertible.

In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the Notes in a manner that reflected our estimated nonconvertible debt borrowing rate. We estimated the carrying amount of the debt component of the Notes to be $319.9 million at the issuance date, assuming a 5.00% non-convertible borrowing rate. The carrying amount of the equity component was determined to be approximately $80.1 million by deducting the carrying amount of the debt component from the principal amount of the Notes, and was recorded as an increase to additional paid-in capital. The excess of the principal amount of the debt component over its carrying amount (the "debt discount") is being amortized as interest expense over the term of the Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

We allocated transaction costs related to the issuance of the Notes, including underwriting discounts, of $7.6 million and $1.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component were recorded within other assets and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at July 31, 2015. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% at July 31, 2015.

Based on the closing market price of our common stock on July 31, 2015, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

Note Hedges and Warrants

Concurrently with the issuance of the Notes, we entered into convertible note hedge transactions (the "Note Hedges") and sold warrants (the "Warrants"). The combination of the Note Hedges and the Warrants serves to increase the effective initial conversion price for the Notes to $75.00 per share. The Note Hedges and Warrants are each separate instruments from the Notes.
Note Hedges
Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of July 31, 2015, we had not purchased any shares of our common stock under the Note Hedges.
Warrants
We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of July 31, 2015, no Warrants had been exercised and all Warrants remained outstanding.
The Note Hedges and Warrants both meet the requirements for classification within stockholders’ equity, and their respective fair values are not remeasured and adjusted as long as these instruments continue to qualify for stockholders’ equity classification.
Credit Agreement
Background
In April 2011, we entered into a credit agreement with our lenders, which was amended and restated on March 6, 2013, and further amended on February 3, 2014, March 7, 2014, and June 18, 2014 (the "Credit Agreement"). The Credit Agreement, as amended and restated, provides for senior secured credit facilities, comprised of $943.5 million of term loans, of which $300.0 million was borrowed in February 2014 (the "February 2014 Term Loans") and $643.5 million was borrowed in March 2014 (the "March 2014 Term Loans"), all of which matures in September 2019, and a $300.0 million revolving credit facility maturing in September 2018 (the "Revolving Credit Facility"), subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time.
At July 31, 2015, $130.7 million and $280.4 million of borrowings were outstanding under the February 2014 Term Loans and March 2014 Term Loans, respectively, and there were no outstanding borrowings under the Revolving Credit Facility.

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

As of July 31, 2015 and January 31, 2015, the interest rate on both the February 2014 Term Loans and the March 2014 Term Loans was 3.50%. Taking into account the impact of original issuance discounts, if any, and related deferred debt issuance costs, the effective interest rates on the February 2014 Term Loans and March 2014 Term Loans were approximately 4.03% and 3.58%, respectively, at July 31, 2015.

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
Borrowings Under Revolving Credit Facility

There were no borrowings under the Revolving Credit Facility at July 31, 2015 and January 31, 2015.
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

Future Principal Payments on Term Loans

Prior to June 2014, we were required to make quarterly principal payments on the February 2014 Term Loans and March 2014 Term Loans of $0.8 million and $1.6 million, respectively, through August 1, 2019, with the remaining balances due in September 2019. Following the partial retirements of the February 2014 Term Loans and March 2014 Term Loans in June 2014, future scheduled principal payments on the February 2014 Term Loans and March 2014 Term Loans as of July 31, 2015 were as follows:

(in thousands)	February 2014	March 2014
Years Ending January 31,	Term Loans	Term Loans
2016 (remainder of year)	$—	$—
2017	669	1,434
2018	1,337	2,869
2019	1,337	2,869
2020	127,386	273,241
Total	$130,729	$280,413
Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our Credit Agreement for the three and six months ended July 31, 2015 and 2014:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2015	2014	2015	2014
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$1,500	$717	$3,000	$717
Amortization of debt discount	2,514	1,148	4,995	1,148
Amortization of deferred debt issuance costs	237	107	471	107
Total Interest Expense - 1.50% Convertible Senior Notes	$4,251	$1,972	$8,466	$1,972

Borrowings under Credit Agreement:
Interest expense at contractual rates	$3,677	$6,635	$7,235	$15,882
Amortization of debt discounts	14	21	28	88
Amortization of deferred debt issuance costs	562	612	1,069	1,357
Total Interest Expense - Borrowings under Credit Agreement	$4,253	$7,268	$8,332	$17,327

7.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of July 31, 2015 and January 31, 2015:

	July 31,	January 31,
(in thousands)	2015	2015
Raw materials	$9,296	$6,203
Work-in-process	5,193	8,481
Finished goods	3,978	2,821
Total inventories	$18,467	$17,505

Condensed Consolidated Statements of Operations

Other (expense) income, net consisted of the following for the three and six months ended July 31, 2015 and 2014:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2015	2014	2015	2014
Foreign currency (losses) gains, net	$(3,361)	$(2,280)	$(2,916)	$915
Gains on derivative financial instruments, net	142	840	274	103
Other, net	(532)	(289)	(898)	81
Total other (expense) income, net	$(3,751)	$(1,729)	$(3,540)	$1,099

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the six months ended July 31, 2015 and 2014:

	Six Months Ended July 31,
(in thousands)	2015	2014
Cash paid for interest	$10,189	$18,972
Cash payments of income taxes, net	$7,967	$3,908
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$4,179	$2,277
Inventory transfers to property and equipment	$1,031	$103
Liabilities for contingent consideration in business combinations	$16,238	$4,947
Accrued but unpaid equity issuance, debt issuance and other debt-related costs	$—	$1,255

8.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the six months ended July 31, 2015 and 2014. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost. At July 31, 2015 and January 31, 2015, we held approximately 348,000 shares of treasury stock with a cost of $10.3 million.

We did not acquire any shares of treasury stock during the six months ended July 31, 2015. During the six months ended July 31, 2014, we acquired approximately 46,000 shares of treasury stock at a cost of $2.2 million.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the six months ended July 31, 2015:

(in thousands)	Unrealized (Losses) Gains on Derivative Financial Instruments Designated as Hedges	Unrealized Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive (loss) income at January 31, 2015	$(7,992)	$101	$(86,444)	$(94,335)
Other comprehensive income before reclassifications	3,558	44	11,511	15,113
Losses reclassified out of accumulated other comprehensive income (loss)	(5,380)	—	—	(5,380)
Net other comprehensive income, current period	8,938	44	11,511	20,493
Accumulated other comprehensive (loss) income at July 31, 2015	$946	$145	$(74,933)	$(73,842)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statement of operations, with presentation location, for the three and six months ended July 31, 2015 and 2014 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,		Location
(in thousands)	2015	2014	2015	2014
Unrealized losses on derivative financial instruments:
Foreign currency forward contracts	$(252)	$(80)	$(541)	$(145)	Cost of product revenue
	(232)	(68)	(486)	(129)	Cost of service and support revenue
	(1,624)	(596)	(3,429)	(1,077)	Research and development, net
	(764)	(295)	(1,609)	(518)	Selling, general and administrative
	(2,872)	(1,039)	(6,065)	(1,869)	Total, before income taxes
	322	98	685	133	Provision (benefit) for income taxes
	$(2,550)	$(941)	$(5,380)	$(1,736)	Total, net of income taxes

9.	INCOME TAXES

Our interim provision (benefit) for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended July 31, 2015, we recorded an income tax provision of $2.0 million on a pre-tax loss of $7.9 million, which represented a negative effective income tax rate of 25.9%. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. Our pre-tax income in profitable jurisdictions, where we record tax provisions, was lower than the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record tax benefits, resulting in income tax expense on a pre-tax loss and a negative effective income tax rate.

For the three months ended July 31, 2014, we recorded an income tax provision of $5.5 million on a pre-tax loss of $4.8 million, which represented a negative effective income tax rate of 114.2%. Pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was lower than the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related tax benefits. The result was to record an income tax provision on a pre-tax loss, resulting in a negative effective income tax rate.

For the six months ended July 31, 2015, we recorded an income tax provision of $3.0 million on a pre-tax loss of $6.2 million, which represented a negative effective income tax rate of 48.1%. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. In addition, following the receipt of a tax ruling in a foreign jurisdiction, we reorganized certain operations within the foreign jurisdiction, resulting in a discrete income tax benefit of $3.0 million. Our pre-tax income in profitable jurisdictions, where we record tax provisions, was lower than the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record tax benefits, resulting in income tax expense on a pre-tax loss and a negative effective income tax rate.

For the six months ended July 31, 2014, we recorded an income tax benefit of $36.6 million on a pre-tax loss of $18.1 million, which represented an effective income tax benefit rate of 201.8%. The income tax benefit was primarily attributable to the release of $45.2 million of Verint valuation allowances in the quarter ended April 30, 2014. We maintain valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions. In connection with the acquisition of KANA during the quarter ended April 30, 2014, we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, during the quarter ended April 30, 2014, we reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded. Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit in the quarter ended April 30, 2014 and not as a component of the KANA acquisition accounting. The effective income tax rate was also affected by the mix and levels of income and losses among taxing jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was less than the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related tax benefits. Excluding the income tax benefit attributable to the valuation allowance release, the result for the six months ended July 31, 2014 was an income tax provision of $8.6 million on a pre-tax loss $18.1 million, resulting in a negative effective income tax rate of 47.6%.

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

We had unrecognized tax benefits of $167.5 million and $159.6 million (excluding interest and penalties) as of July 31, 2015 and January 31, 2015, respectively.  The accrued liability for interest and penalties was $11.5 million and $10.9 million at July 31, 2015 and January 31, 2015, respectively.  Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of July 31, 2015 and January 31, 2015, the total amount of unrecognized tax benefits that, if recognized, would impact our effective income tax rate were approximately $160.6 million and $153.1 million, respectively.  We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  Further, we believe that it is reasonably possible that the total amount of unrecognized tax benefits at July 31, 2015 could decrease by approximately $5.0 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation.  Such decreases may involve the payment of additional taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate.  We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

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

We review the fair value hierarchy classification of our applicable assets and liabilities at each reporting period. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. We did not identify any transfers between levels of the fair value measurement hierarchy during the six months ended July 31, 2015 and 2014.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of July 31, 2015 and January 31, 2015:

	July 31, 2015
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$9,158	$—	$—
Short-term investments, classified as available-for-sale	—	36,671	—
Foreign currency forward contracts	—	2,909	—
Total assets	$9,158	$39,580	$—
Liabilities:
Foreign currency forward contracts	$—	$1,525	$—
Contingent consideration - business combinations	—	—	28,606
Total liabilities	$—	$1,525	$28,606

	January 31, 2015
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$183	$—	$—
Commercial paper (1)	—	2,999	—
Short-term investments, classified as available-for-sale	—	13,842	—
Foreign currency forward contracts	—	763	—
Total assets	$183	$17,604	$—
Liabilities:
Foreign currency forward contracts	$—	$9,540	$—
Contingent consideration - business combinations	—	—	14,507
Total liabilities	$—	$9,540	$14,507

(1) Commercial paper investments with remaining maturities of 90 days or less at time of purchase, classified within cash and cash equivalents.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three and six months ended July 31, 2015 and 2014:

	Six Months Ended July 31,
(in thousands)	2015	2014
Fair value measurement at beginning of period	$14,507	$17,307
Contingent consideration liabilities recorded for business combinations	16,238	4,947
Changes in fair values, recorded in operating expenses	878	350
Payments of contingent consideration	(3,008)	(6,972)
Foreign currency translation and other	(9)	89
Fair value measurement at end of period	$28,606	$15,721

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

Foreign Currency Forward Contracts - The estimated fair value of foreign currency forward contracts is based on quotes received from the counterparties thereto. These quotes are reviewed for reasonableness by discounting the future estimated cash flows under the contracts, considering the terms and maturities of the contracts and market foreign currency exchange rates using readily observable market prices for similar contracts.

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 2.0% to 41.7% in our calculations of the estimated fair values of our contingent consideration liabilities as of July 31, 2015. We utilized discount rates ranging from 2.0% to 41.7% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2015.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $412 million and $409 million at July 31, 2015 and January 31, 2015, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices provided to us as at each of July 31, 2015 and January 31, 2015 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders. We had no revolving credit borrowings at July 31, 2015 and January 31, 2015.

The estimated fair values of our Notes were approximately $445 million and $427 million at July 31, 2015 and January 31, 2015, respectively. The estimated fair values of the Notes are determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

Foreign Currency Forward Contracts

Under our risk management strategy, we periodically use foreign currency forward contracts to manage our short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates. These cash flow exposures result from portions of our forecasted operating expenses, primarily compensation and related expenses, which are transacted in currencies other than the U.S. dollar, most notably the Israeli shekel. We also periodically utilize foreign currency forward contracts to manage exposures resulting from forecasted customer collections to be remitted in currencies other than the applicable functional currency, and exposures from cash, cash equivalents and short-term investments denominated in currencies other than the applicable functional currency. Our joint venture, which has a Singapore dollar functional currency, also utilizes foreign exchange forward contracts to manage its exposure to exchange rate fluctuations related to settlements of liabilities denominated in U.S. dollars. These foreign currency forward contracts generally have maturities of no longer than twelve months, although occasionally we will execute a contract that extends beyond twelve months, depending upon the nature of the underlying risk.

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consisted only of foreign currency forward contracts with notional amounts of $148.7 million and $156.8 million as of July 31, 2015 and January 31, 2015, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of July 31, 2015 and January 31, 2015 were as follows:

		Fair Value at
		July 31,	January 31,
(in thousands)	Balance Sheet Classification	2015	2015
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$2,202	$164
Not designated as hedging instruments	Prepaid expenses and other current assets	707	599
Total derivative assets		$2,909	$763

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$1,205	$9,194
Not designated as hedging instruments	Accrued expenses and other current liabilities	320	346
Total derivative liabilities		$1,525	$9,540

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on other comprehensive income ("OCI") and on the condensed consolidated statements of operations for the three and six months ended July 31, 2015 and 2014 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2015	2014	2015	2014
Net gains recognized in OCI:
Foreign currency forward contracts	$2,131	$1,313	$3,964	$2,454

Net (losses) gains reclassified from OCI to the condensed consolidated statements of operations:
Foreign currency forward contracts	$(2,872)	$(1,039)	$(6,065)	$(1,869)

For information regarding the line item locations of the net (losses) gains on foreign currency forward contracts reclassified out of OCI into the condensed consolidated condensed statements of operations, see Note 8, "Stockholders' Equity".

There were no gains or losses from ineffectiveness of these cash flow hedges recorded for the three and six months ended July 31, 2015 and 2014. All of the foreign currency forward contracts underlying the $0.9 million of net unrealized gains recorded in our accumulated other comprehensive loss at July 31, 2015 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and six months ended July 31, 2015 and 2014 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)		2015	2014	2015	2014
Foreign currency forward contracts	Other (expense) income, net	$142	$840	$274	$103

12.	STOCK-BASED COMPENSATION

New Stock-Based Compensation Plan

On June 25, 2015, our stockholders approved the Verint Systems Inc. 2015 Long-Term Stock Incentive Plan (the "2015 Plan"). The 2015 Plan authorizes our board of directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSU's"), performance awards, other stock-based awards, and performance compensation awards. Subject to adjustment as provided in the 2015 Plan, an aggregate of up to 9,700,000 shares of our common stock may be issued or transferred in connection with awards under the 2015 Plan. Each stock option or stock-settled stock appreciation right granted under the 2015 Plan will reduce the available plan capacity by one share and each other award denominated in shares that is granted under the 2015 Plan will reduce the available plan capacity by 2.29 shares.

Upon approval of the 2015 Plan on June 25, 2015, additional awards are no longer permitted under our other stock-based compensation plans. Awards outstanding at June 25, 2015 under our other stock-based compensation plans were not impacted by approval of the 2015 Plan.

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and six months ended July 31, 2015 and 2014:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2015	2014	2015	2014
Cost of revenue - product	$592	$253	$727	$451
Cost of revenue - service and support	2,405	988	2,866	1,875
Research and development, net	3,427	1,408	4,690	2,610
Selling, general and administrative	17,300	11,789	30,291	20,991
Total stock-based compensation expense	$23,724	$14,438	$38,574	$25,927

The following table summarizes stock-based compensation expense by type of award for the three and six months ended July 31, 2015, and 2014:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2015	2014	2015	2014
Restricted stock units and restricted stock awards	$21,225	$13,042	$34,325	$23,431
Stock options	—	—	—	15
Phantom stock units	72	59	131	80
Stock bonus program and bonus share program	2,427	1,337	4,118	2,401
Total stock-based compensation expense	$23,724	$14,438	$38,574	$25,927

Total stock-based compensation expense by classification was as follows for the three and six months ended July 31, 2015, and 2014:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2015	2014	2015	2014
Equity-classified awards	$21,225	$13,042	$34,325	$23,760
Stock bonus program and other reclassifications	—	—	—	(654)
Total equity-settled awards	21,225	13,042	34,325	23,106
Liability-classified awards	2,499	1,396	4,249	2,821
Total stock-based compensation expense	$23,724	$14,438	$38,574	$25,927

The increase in stock-based compensation expense during the three and six months ended July 31, 2015, compared to the corresponding prior-year periods, resulted primarily from the combination of an increase in the number of outstanding RSU's, higher expenses associated with performance-based RSU's, a general increase in the price of our common stock, which is used to determine the grant-date fair value of an RSU, and a bonus share program, further details for which appear below under "Bonus Share Program".

Awards under our stock bonus program are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of our common stock. Amounts reported in the stock bonus program and other reclassifications caption in the preceding table, if any, primarily represent stock bonus expenses recognized in those periods for awards that were subsequently settled with equity during the six months ended July 31, 2015 and 2014. Expenses associated with stock bonus program awards that remained outstanding as of July 31, 2015 and 2014 are reflected within other liability-classified awards in the preceding table. Our other liability-classified awards include our phantom stock awards and certain discretionary bonuses. Upon settlement of other liability-classified awards with equity, compensation expense associated with those awards is reported within equity-classified awards in the table above.

Restricted Stock Units

We periodically award restricted stock units to our directors, officers, and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting.

The following table summarizes restricted stock unit activity and related information for the six months ended July 31, 2015:

(in thousands, except per share data)	Number of RSU's	Weighted-Average Grant Date Fair Value
RSU's outstanding, January 31, 2015	2,545	$40.96
RSU's granted	1,491	$64.80
RSU's released	(1,186)	$40.08
RSU's forfeited	(188)	$48.16
RSU's outstanding, July 31, 2015	2,662	$54.20

Substantially all of the restricted stock units granted during the year ended January 31, 2013 included a provision which allows those awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of July 31, 2015, for such awards that remain outstanding, settlement of these awards with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards.

With respect of our stock bonus program, activity presented in the table above only includes shares earned and released in consideration of the discount provided under that program. Consistent with the provisions of the plan under which such shares are issued, other shares issued under the stock bonus program are not included in the table above because they do not reduce available plan capacity. Activity presented in the table above includes all shares awarded and released under the bonus share program. Further details appear below under "Stock Bonus Program" and "Bonus Share Program".

As of July 31, 2015, there was approximately $110.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years. The unrecognized compensation expense does not include compensation expense related to shares for which a grant date has been established but the requisite service period has not begun.

Stock Bonus Program

Our stock bonus program permits eligible employees to receive a portion of their bonuses, otherwise payable in cash, in the form of discounted shares of our common stock. Executive officers have been eligible to participate in this program from and after the year ended January 31, 2014 to the extent that shares remained available for awards following the enrollment of all other participants. Shares awarded to executive officers with respect to the discount feature of the program are subject to a one-year vesting period. This program is subject to annual funding approval by our board of directors and an annual cap on the number of shares that can be issued. Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-day trailing average price of our common stock when the awards are calculated, reduced by a discount determined by the board of directors each year (the "discount"). To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash. Obligations under this program are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of common stock determined using a discounted average price of our common stock.

For the year ended January 31, 2015, our board of directors approved up to 125,000 shares of common stock for awards under the program and a discount of 15%.

The following table summarizes activity under the stock bonus program during the six months ended July 31, 2015 and 2014:

	Six Months Ended July 31,
(in thousands)	2015	2014
Shares in lieu of cash bonus - granted and released	43	82
Shares in respect of discount:
Granted	7	12
Released	5	9

On March 19, 2015, our board of directors approved up to 125,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the year ending January 31, 2016.

Bonus Share Program

In February 2015, our board of directors authorized the use of shares of common stock available under our equity incentive plans to award up to approximately $4.7 million in bonuses in respect of performance during the year ended January 31, 2015 to employees other than executive officers, subject to certain limitations on the aggregate number of shares that may be issued. There is no discount feature associated with awards under the bonus share program. Similar to the accounting for the stock bonus program, obligations for these bonuses are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known, to be settled with a variable number of shares of common stock. During the three months ended July 31, 2015, approximately 74,000 shares of common stock were awarded and released under the bonus share program in respect of the year ended January 31, 2015.

In March 2015, our board of directors authorized the continuation of the bonus share program in respect of bonuses for the year ending January 31, 2016, and has approved up to 75,000 shares of common stock for awards under this program in respect of that period. Shares awarded in respect of the bonus share program period ending January 31, 2016 are expected to be issued during the first half of the year ending January 31, 2017.

The combined accrued liabilities for the stock bonus program and the bonus share program were $4.4 million and $8.0 million at July 31, 2015 and January 31, 2015, respectively.

Other Stock-Based Compensation Awards

We periodically grant stock options, phantom stock, and restricted stock awards to our directors, officers, and other employees. Activity for these awards was not significant for the six months ended July 31, 2015 and 2014.

13.	COMMITMENTS AND CONTINGENCIES

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, for the six months ended July 31, 2015 and 2014:

	Six Months Ended July 31,
(in thousands)	2015	2014
Warranty liability at beginning of period	$633	$706
Provision charged to (credited against) expenses	105	(94)
Foreign currency translation and other	(2)	(1)
Warranty liability at end of period	$736	$611

Legal Proceedings

On March 26, 2009, legal actions were commenced by Ms. Orit Deutsch, a former employee of our subsidiary, Verint Systems Limited ("VSL"), against VSL in the Tel Aviv Regional Labor Court (Case Number 4186/09) (the "Deutsch Labor Action") and against CTI in the Tel Aviv District Court (Case Number 1335/09) (the "Deutsch District Action"). In the Deutsch Labor Action, Ms. Deutsch filed a motion to approve a class action lawsuit on the grounds that she purports to represent a class of our employees and former employees who were granted Verint and CTI stock options and were allegedly damaged as a result of the suspension of option exercises during our previous extended filing delay period. In the Deutsch District Action, in addition to a small amount of individual damages, Ms. Deutsch is seeking to certify a class of plaintiffs who were allegedly damaged due to their inability to exercise Verint and CTI stock options as a result of alleged negligence by CTI in its financial reporting. The class certification motions do not specify an amount of damages. On February 8, 2010, the Deutsch Labor Action was dismissed for lack of material jurisdiction and was transferred to the Tel Aviv District Court and consolidated with the Deutsch District Action. On March 16, 2009 and March 26, 2009, respectively, legal actions were commenced by Ms. Roni Katriel, a former employee of CTI's former subsidiary, Comverse Limited, against Comverse Limited in the Tel Aviv Regional Labor Court (Case Number 3444/09) (the "Katriel Labor Action") and against CTI in the Tel Aviv District Court (Case Number 1334/09) (the "Katriel District Action"). In the Katriel Labor Action, Ms. Katriel is seeking to certify a class of plaintiffs who were granted CTI stock options and were allegedly damaged as a result of the suspension of option exercises during CTI's previous extended filing delay period. In the Katriel District Action, in addition to a small amount of individual damages, Ms. Katriel is seeking to certify a class of plaintiffs who were allegedly damaged due to their inability to exercise CTI stock options as a result of alleged negligence by CTI in its financial reporting. The class certification motions do not specify an amount of damages. On March 2, 2010, the Katriel Labor Action was transferred to the Tel Aviv District Court, based on an agreed motion filed by the parties requesting such transfer.

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

On February 4, 2013, we merged with CTI. As a result of the merger, we have assumed certain rights and liabilities of CTI, including any liability of CTI arising out of the Deutsch District Action and the Katriel District Action. However, under the terms of the Distribution Agreement between CTI and Comverse relating to the Comverse share distribution, we, as successor to CTI, are entitled to indemnification from Comverse for any losses we suffer in our capacity as successor-in-interest to CTI in connection with the Deutsch District Action and the Katriel District Action.

Following an unsuccessful mediation process, the proceeding before the District Court resumed and the parties have filed summations on the plaintiffs’ motion to certify the suit as a class action, which are under consideration by the District Court.

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

Operating results by segment for the three and six months ended July 31, 2015 and 2014 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2015	2014	2015	2014
Revenue:
Enterprise Intelligence
Segment revenue	$160,185	$168,479	$307,582	$335,112
Revenue adjustments	(628)	(7,704)	(1,309)	(19,519)
	159,557	160,775	306,273	315,593
Communications Intelligence
Segment revenue	107,286	87,198	198,877	163,447
Revenue adjustments	(589)	(208)	(729)	(322)
	106,697	86,990	198,148	163,125
Video Intelligence
Segment revenue	29,628	29,051	60,997	55,491
Revenue adjustments	—	—	—	—
	29,628	29,051	60,997	55,491
Total revenue	$295,882	$276,816	$565,418	$534,209

Segment contribution:
Enterprise Intelligence	$56,465	$62,441	$107,324	$127,570
Communications Intelligence	34,100	27,836	64,407	47,472
Video Intelligence	7,891	8,367	18,086	13,607
Total segment contribution	98,456	98,644	189,817	188,649

Unallocated expenses, net:
Amortization of acquired intangible assets	20,589	20,118	39,306	37,679
Stock-based compensation	23,724	14,438	38,574	25,927
Other unallocated expenses	50,174	52,618	98,358	112,577
Total unallocated expenses, net	94,487	87,174	176,238	176,183
Operating income	3,969	11,470	13,579	12,466
Other expense, net	(11,849)	(16,316)	(19,781)	(30,581)
Loss before provision (benefit) for income taxes	$(7,880)	$(4,846)	$(6,202)	$(18,115)

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

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the six months ended July 31, 2015 and 2014.  The allocations of goodwill and acquired intangible assets by operating segment appear in Note 5, "Intangible Assets and Goodwill".

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is provided to assist readers in understanding our financial condition, results of operations, and cash flows. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2015 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under "Cautionary Note on Forward-Looking Statements".

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

Critical Accounting Policies and Estimates

Note 1, "Summary of Significant Accounting Policies" to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2015 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this report. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our condensed consolidated financial statements are described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2015, and include the following:

•	Revenue recognition;

•	Accounting for business combinations;

•	Impairment of goodwill and other intangible assets;

•	Accounting for income taxes;

•	Contingencies;

•	Accounting for stock-based compensation;

•	Accounting for cost of revenue; and

•	Allowance for doubtful accounts

There were no significant changes to our critical accounting policies and estimates during the six months ended July 31, 2015.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and six months ended July 31, 2015 and 2014:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2015	2014	2015	2014
Revenue	$295,882	$276,816	$565,418	$534,209
Operating income	$3,969	$11,470	$13,579	$12,466
Net (loss) income attributable to Verint Systems Inc.	$(11,242)	$(12,278)	$(11,658)	$15,678
Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.18)	$(0.21)	$(0.19)	$0.28
Diluted	$(0.18)	$(0.21)	$(0.19)	$0.28

Three Months Ended July 31, 2015 compared to Three Months Ended July 31, 2014. Our revenue increased approximately $19.1 million, or 7%, to $295.9 million in the three months ended July 31, 2015 from $276.8 million in the three months ended July 31, 2014. The increase consisted of a $10.5 million increase in service and support revenue and an $8.6 million increase in product revenue.  In our Communications Intelligence segment, revenue increased approximately $19.7 million, or 23%, from $87.0 million in the three months ended July 31, 2014 to $106.7 million in the three months ended July 31, 2015.  The increase consisted of a $12.5 million increase in product revenue and a $7.2 million increase in service and support revenue. In our Video Intelligence segment, revenue increased approximately $0.6 million, or 2%, from $29.0 million in the three months ended July 31, 2014 to $29.6 million in the three months ended July 31, 2015.  In our Enterprise Intelligence segment, revenue decreased $1.2 million, or approximately 1%, from $160.8 million in the three months ended July 31, 2014 to $159.6 million in the three months ended July 31, 2015.  As noted below, revenue for the three months ended July 31, 2015, when compared to revenue for the three months ended July 31, 2014, was unfavorably impacted by movements in foreign currency exchange rates, compared to foreign currency exchange rates in effect during the three months ended July 31, 2014. For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, in Europe, the Middle East and Africa ("EMEA"), and in the Asia-Pacific ("APAC") regions represented approximately 51%, 33%, and 16% of our total revenue, respectively, in the three months ended July 31, 2015, compared to approximately 49%, 34%, and 17%, respectively, in the three months ended July 31, 2014. Further details of changes in revenue are provided below.

Operating income was $4.0 million in the three months ended July 31, 2015 compared to $11.5 million in the three months ended July 31, 2014.  This decrease in operating income was primarily due to a $9.9 million increase in operating expenses, from $162.8 million to $172.7 million, partially offset by a $2.3 million increase in gross profit, from $174.3 million to $176.6 million. The increase in operating expenses consisted of a $7.8 million increase in selling, general and administrative expenses and a $2.9 million increase in net research and development expenses, partially offset by a $0.8 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.
The increase in gross profit was primarily due to increased gross profit in our Communications Intelligence segment.

The net loss attributable to Verint Systems Inc. was $11.2 million, and the diluted net loss per common share was $0.18, in the three months ended July 31, 2015 compared to a net loss attributable to Verint Systems Inc. of $12.3 million, and diluted net loss per common share of $0.21, in the three months ended July 31, 2014.  The decrease in the net loss attributable to Verint Systems Inc. and diluted net loss per common share in the three months ended July 31, 2015 was primarily due to a $3.5 million decrease in our provision for income taxes, a $0.8 million decrease in interest expense, and the inclusion of a $5.5 million loss upon early retirement of debt recorded during three months ended July 31, 2014, with no comparable loss during the three months ended July 31, 2015. These decreases to net loss attributable to Verint Systems Inc. were partially offset by decreased operating income described above, a $1.1 million increase in foreign currency losses, net, and a $0.7 million decrease in net gains on derivative instruments. Further details of changes in total other expense, net, are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the three months ended July 31, 2015 to average exchange rates for the three months ended July 31, 2014, the U.S. dollar strengthened relative to the British pound sterling, euro, Australian dollar, Brazilian real, Singapore dollar, and Israeli shekel, resulting in an overall decrease in our revenue, cost of revenue. and operating expenses on a U.S. dollar-denominated basis.  For the three months ended July 31, 2015, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended July 31, 2014, our revenue would have been approximately $11.3 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $14.4 million higher, which would have resulted in a $3.1 million decrease in operating income.

Six Months Ended July 31, 2015 compared to Six Months Ended July 31, 2014. Our revenue increased approximately $31.2 million, or 6%, to $565.4 million in the six months ended July 31, 2015 from $534.2 million in the six months ended July 31, 2014. The increase consisted of a $28.0 million increase in service and support revenue and a $3.3 million increase in product revenue.  In our Communications Intelligence segment, revenue increased approximately $35.0 million, or 21%, from $163.1 million in the six months ended July 31, 2014 to $198.1 million in the six months ended July 31, 2015.  The increase consisted of a $20.3 million increase in service and support revenue and a $14.7 million increase in product revenue. In our Video Intelligence segment, revenue increased approximately $5.5 million, or 10%, from $55.5 million in the six months ended July 31, 2014 to $61.0 million in the six months ended July 31, 2015, primarily due to an increase in product revenue.  Revenue in our Enterprise Intelligence segment decreased $9.3 million, or approximately 3%, from $315.6 million in the six months ended July 31, 2014 to $306.3 million in the six months ended July 31, 2015. As noted below, revenue for the six months ended July 31, 2015, when compared to revenue for the six months ended July 31, 2014, was unfavorably impacted by movements in foreign currency exchange rates, compared to foreign currency exchange rates in effect during the six months ended July 31, 2014. For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, EMEA, and APAC regions represented approximately 51%, 32%, and 17% of our total revenue, respectively, in the six months ended July 31, 2015, compared to approximately 51%, 30%, and 19%, respectively, in the six months ended July 31, 2014. Further details of changes in revenue are provided below.

Operating income was $13.6 million in the six months ended July 31, 2015 compared to $12.5 million in the six months ended July 31, 2014.  This increase in operating income was primarily due to a $14.2 million increase in gross profit from $328.8 million to $343.0 million, partially offset by a $13.0 million increase in operating expenses, from $316.4 million to $329.4 million. The increase in gross profit was primarily due to increased gross profit in our Communications Intelligence segment. The increase in operating expenses consisted of a $9.6 million increase in selling, general and administrative expenses, a $4.7 million increase in net research and development expenses, partially offset by a $1.3 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

The net loss attributable to Verint Systems Inc. was $11.7 million, and net loss per common share was $0.19, in the six months ended July 31, 2015 compared to net income attributable to Verint Systems Inc. of $15.7 million, and diluted net income per common share of $0.28, in the six months ended July 31, 2014.  The decrease in net income attributable to Verint Systems Inc. and diluted net income per common share in the six months ended July 31, 2015 was primarily due to a $39.6 million decrease in our benefit for income taxes, from a benefit of $36.6 million in the six months ended July 31, 2014 to an expense of $3.0 million six months ended July 31, 2015, and a $3.8 million increase in foreign currency losses, net, from net gains of $0.9 million in the six months ended July 31, 2014 to net losses $2.9 million in the six months ended July 31, 2015. These decreases to net income attributable to Verint Systems Inc. were partially offset by our increased operating income, as described above, a $2.7 million decrease in interest expense, and a $12.5 million loss upon early retirement of debt recorded during six months ended July 31, 2014, with no comparable loss during the six months ended July 31, 2015. Further details of changes in total other expense, net, are provided below.

When comparing average exchange rates for the six months ended July 31, 2015 to average exchange rates for the six months ended July 31, 2014, the U.S. dollar strengthened relative to the British pound sterling, euro, Australian dollar, Brazilian real, Singapore dollar, and Israeli shekel, resulting in an overall decrease in our revenue, cost of revenue. and operating expenses on a U.S. dollar-denominated basis.  For the six months ended July 31, 2015, had foreign currency exchange rates remained unchanged from rates in effect for the six months ended July 31, 2014, our revenue would have been approximately $23.5 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $26.7 million higher, which would have resulted in a $3.2 million decrease in operating income.

As of July 31, 2015, we employed approximately 4,900 professionals, including part-time employees and certain contractors, as compared to approximately 4,600 at July 31, 2014.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the three and six months ended July 31, 2015 and 2014:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2015	2014	2015 - 2014	2015	2014	2015 - 2014
Enterprise Intelligence	$159,557	$160,775	(1)%	$306,273	$315,593	(3)%
Communications Intelligence	106,697	86,990	23%	198,148	163,125	21%
Video Intelligence	29,628	29,051	2%	60,997	55,491	10%
Total revenue	$295,882	$276,816	7%	$565,418	$534,209	6%

Revenue for each operating segment for the three and six months ended July 31, 2015 was unfavorably impacted by movements in foreign currency exchange rates, compared to foreign currency exchange rates in effect during the three and six months ended July 31, 2014, as described above in "Overview of Operating Results".

Enterprise Intelligence Segment

Three Months Ended July 31, 2015 compared to Three Months Ended July 31, 2014. Enterprise Intelligence revenue decreased approximately $1.2 million, or 1%, from $160.8 million in the three months ended July 31, 2014 to $159.6 million in the three months ended July 31, 2015.  The decrease consisted of a $3.7 million decrease in product revenue, partially offset by a $2.5 million increase in service and support revenue. The decrease in product revenue primarily reflects a lower aggregate value of executed license arrangements, which comprises the majority of our product revenue and which can fluctuate from period to period. The increase in service and support revenue was primarily due to an increase in our customer install base, and the related support revenue generated from this customer base during the three months ended July 31, 2015, as well as increased revenue from new service offerings in the three months ended July 31, 2015. The continued growth of service revenue is attributable to various factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in our standard arrangements, and growth in our customer install base.

Six Months Ended July 31, 2015 compared to Six Months Ended July 31, 2014. Enterprise Intelligence revenue decreased approximately $9.3 million, or 3%, from $315.6 million in the six months ended July 31, 2014 to $306.3 million in the six months ended July 31, 2015.  The decrease consisted of a $15.6 million decrease in product revenue, partially offset by a $6.3 million increase in service and support revenue. The decrease in product revenue primarily reflects a lower aggregate value of executed license arrangements, which comprises the majority of our product revenue and which can fluctuate from period to period. The increase in service and support revenue was primarily due to an increase in our customer install base, and the related support revenue generated from this customer base during the six months ended July 31, 2015, as well as increased revenue from new service offerings in the six months ended July 31, 2015.

Communications Intelligence Segment

Three Months Ended July 31, 2015 compared to Three Months Ended July 31, 2014. Communications Intelligence revenue increased approximately $19.7 million, or 23%, from $87.0 million in the three months ended July 31, 2014 to $106.7 million in the three months ended July 31, 2015.  The increase consisted of a $12.5 million increase in product revenue and a $7.2 million increase in service and support revenue. The increase in product revenue was primarily due to an increase in progress realized during the current year on projects with revenue recognized using the percentage of completion ("POC") method, some of which commenced in the previous fiscal year, and an increase in product deliveries to customers. The increase in service and support revenue was primarily attributable to an increase in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in the previous fiscal year.

Six Months Ended July 31, 2015 compared to Six Months Ended July 31, 2014. Communications Intelligence revenue increased approximately $35.0 million, or 21%, from $163.1 million in the six months ended July 31, 2014 to $198.1 million in the six months ended July 31, 2015.  The increase consisted of a $20.3 million increase in service and support revenue and a $14.7 million increase in product revenue. The increase in service and support revenue was primarily attributable to an increase in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in the previous fiscal year, and an increase in support revenue from new and existing customers. The increase in product revenue was primarily due to an increase in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in the previous fiscal year, and an increase in product deliveries to customers.

Video Intelligence Segment

Three Months Ended July 31, 2015 compared to Three Months Ended July 31, 2014. Video Intelligence revenue increased approximately $0.6 million, or 2%, from $29.0 million in the three months ended July 31, 2014 to $29.6 million in the three months ended July 31, 2015.  The increase was primarily attributable to an increase in product deliveries to customers during the three months ended July 31, 2015 compared to the three months ended July 31, 2014.

Six Months Ended July 31, 2015 compared to Six Months Ended July 31, 2014. Video Intelligence revenue increased approximately $5.5 million, or 10%, from $55.5 million in the six months ended July 31, 2014 to $61.0 million in the six months ended July 31, 2015.  The increase was primarily attributable to an increase in product deliveries to customers during the six months ended July 31, 2015 compared to the six months ended July 31, 2014.

Volume and Price

We sell products in multiple configurations, and the price of any particular product varies depending on the configuration of the product sold. Due to the variety of customized configurations for each product we sell, we are unable to quantify the amount of any revenue changes attributable to a change in the price of any particular product and/or a change in the number of products sold.

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

The following table sets forth product revenue and service and support revenue for the three and six months ended July 31, 2015 and 2014:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2015	2014	2015 - 2014	2015	2014	2015 - 2014
Product revenue	$121,767	$113,175	8%	$224,566	$221,311	1%
Service and support revenue	174,115	163,641	6%	340,852	312,898	9%
Total revenue	$295,882	$276,816	7%	$565,418	$534,209	6%

Product Revenue

Three Months Ended July 31, 2015 compared to Three Months Ended July 31, 2014. Product revenue increased approximately $8.6 million, or 8%, from $113.2 million for the three months ended July 31, 2014 to $121.8 million for the three months ended July 31, 2015, resulting from a $12.5 million increase in our Communications Intelligence segment, partially offset by a $3.7 million decrease in our Enterprise Intelligence segment and a $0.2 million decrease in our Video Intelligence segment.

Six Months Ended July 31, 2015 compared to Six Months Ended July 31, 2014. Product revenue increased approximately $3.3 million, or 1%, from $221.3 million for the six months ended July 31, 2014 to $224.6 million for the six months ended July 31, 2015, resulting from $14.7 million increase in our Communications Intelligence segment and a $4.2 million increase in our Video Intelligence segment, partially offset by a $15.6 million decrease in our Enterprise Intelligence segment.

For additional information see "—Revenue by Operating Segment".

Service and Support Revenue

Three Months Ended July 31, 2015 compared to Three Months Ended July 31, 2014. Service and support revenue increased approximately $10.5 million, or 6%, from $163.6 million for the three months ended July 31, 2014 to $174.1 million for the three months ended July 31, 2015.  This increase was primarily attributable to increases of $7.2 million and $2.5 million in our Communications Intelligence and Enterprise Intelligence segments, respectively.

Six Months Ended July 31, 2015 compared to Six Months Ended July 31, 2014. Service and support revenue increased approximately $28.0 million, or 9%, from $312.9 million for the six months ended July 31, 2014 to $340.9 million for the six months ended July 31, 2015.  This increase was primarily attributable to increases of $20.3 million and $6.2 million in our Communications Intelligence and Enterprise Intelligence segments, respectively.

For additional information see "— Revenue by Operating Segment".

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the three and six months ended July 31, 2015 and 2014:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2015	2014	2015 - 2014	2015	2014	2015 - 2014
Cost of product revenue	$41,984	$32,122	31%	$76,881	$71,599	7%
Cost of service and support revenue	67,409	61,869	9%	127,705	118,857	7%
Amortization of acquired technology	9,856	8,564	15%	17,836	14,922	20%
Total cost of revenue	$119,249	$102,555	16%	$222,422	$205,378	8%

We exclude certain costs of both product revenue and service and support revenue, including shared support costs, stock-based compensation, and asset impairment charges (if any), among others, as well as amortization of acquired technology, when calculating our operating segment gross margins.

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

Three Months Ended July 31, 2015 compared to Three Months Ended July 31, 2014. Cost of product revenue increased approximately $9.9 million, or 31%, from $32.1 million in the three months ended July 31, 2014 to $42.0 million in the three months ended July 31, 2015 primarily due to a $4.7 million increase in cost of hardware materials, primarily in our Communications Intelligence and Video Intelligence segments, and a $1.0 million increase in contractor expense primarily due to increase use of contractors in our Communications Intelligence segment. Included in product cost of revenue in the three months ended July 31, 2015 is a $2.3 million charge for the impairment of certain technology assets associated with a prior business combination in our Communications Intelligence segment. Our overall product gross margins decreased to 66% in the three months ended July 31, 2015 from 72% in the three months ended July 31, 2014. As noted above, certain costs are not allocated to our operating segments when we calculate product gross margins by operating segment. Product gross margins in our Enterprise Intelligence segment were 94% in each of the three months ended July 31, 2015 and 2014. Product gross margins in our Communications Intelligence segment decreased from 63% in the three months ended July 31, 2014 to 61% in the three months ended July 31, 2015 primarily due to a change in product mix.  Product gross margins in our Video Intelligence segment decreased to 58% in the three months ended July 31, 2015 from 64% in the three months ended July 31, 2014 due to a change in product mix.

Six Months Ended July 31, 2015 compared to Six Months Ended July 31, 2014. Cost of product revenue increased approximately $5.3 million, or 7%, from $71.6 million in the six months ended July 31, 2014 to $76.9 million in the six months ended July 31, 2015 primarily due to a $2.1 million increase in employee compensation, a $0.6 million increase in travel expenses, and a $1.1 million increase in contractor expense, each primarily in our Communications Intelligence segment. Cost of hardware materials increased $0.5 million primarily in our Video Intelligence segment. For the six months ended July 31, 2015, we recorded a $2.3 million charge for the impairment of certain technology assets associated with a prior business combination in our Communications Intelligence segment. For the six months ended July 31, 2014, we recorded a $2.6 million charge for the impairment of certain capitalized software development costs, reflecting strategy changes in certain product development initiatives in our Communications Intelligence segment as a result of the UTX acquisition. Our overall product gross margins decreased to 66% in the six months ended July 31, 2015 from 68% in the six months ended July 31, 2014. As noted above, certain costs are not allocated to our operating segments when we calculate product gross margins by operating segment. Product gross margins in our Enterprise Intelligence segment were 93% in each of the six months ended July 31, 2015 and 2014. Product gross margins in our Communications Intelligence segment increased from 59% in the six months ended July 31, 2014 to 62% in the six months ended July 31, 2015 primarily due to a change in product mix.  Product gross margins in our Video Intelligence segment decreased to 59% in the six months ended July 31, 2015 from 61% in the six months ended July 31, 2014 due to a change in product mix.

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

Three Months Ended July 31, 2015 compared to Three Months Ended July 31, 2014. Cost of service and support revenue increased approximately $5.5 million, or 9%, from $61.9 million in the three months ended July 31, 2014 to $67.4 million in the three months ended July 31, 2015. The increase is primarily attributable to a $4.6 million increase in employee compensation and related expenses due primarily to increased services and support employee headcount in our Enterprise Intelligence and Communications Intelligence segments. Our overall service and support gross margins decreased from 62% in the three months ended July 31, 2014 to 61% in the three months ended July 31, 2015.

Six Months Ended July 31, 2015 compared to Six Months Ended July 31, 2014. Cost of service and support revenue increased approximately $8.8 million, or 7%, from $118.9 million in the six months ended July 31, 2014 to $127.7 million in the six months ended July 31, 2015. The increase is primarily attributable to a $9.2 million increase in employee compensation and related expenses due primarily to increased services and support employee headcount in our Enterprise Intelligence and Communications Intelligence segments. Our overall service and support gross margins increased from 62% in the six months ended July 31, 2014 to 63% in the six months ended July 31, 2015.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended July 31, 2015 compared to Three Months Ended July 31, 2014. Amortization of acquired technology increased approximately $1.3 million, or 15%, from $8.6 million in the three months ended July 31, 2014 to $9.9 million in the three months ended July 31, 2015 primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed subsequent to July 31, 2014.

Six Months Ended July 31, 2015 compared to Six Months Ended July 31, 2014. Amortization of acquired technology increased approximately $2.9 million, or 20%, from $14.9 million in the six months ended July 31, 2014 to $17.8 million in the six months ended July 31, 2015 primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed subsequent to July 31, 2014.

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

The following table sets forth research and development, net for the three and six months ended July 31, 2015 and 2014:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2015	2014	2015 - 2014	2015	2014	2015 - 2014
Research and development, net	$46,960	$44,077	7%	$90,126	$85,400	6%

Three Months Ended July 31, 2015 compared to Three Months Ended July 31, 2014. Research and development, net increased approximately $2.9 million, or 7%, from $44.1 million in the three months ended July 31, 2014 to $47.0 million in the three months ended July 31, 2015.  The increase was primarily attributable to a $2.0 million increase in stock-based compensation expense due primarily to an increase in average amounts of outstanding restricted stock units, and an increase in our stock price from the prior period, which impacted the total stock-based compensation to be recognized over the vesting periods. Employee compensation and related expenses increased $0.8 million due primarily to increased research and development employee headcount in our Communications Intelligence segment.

Six Months Ended July 31, 2015 compared to Six Months Ended July 31, 2014. Research and development, net increased approximately $4.7 million, or 6%, from $85.4 million in the six months ended July 31, 2014 to $90.1 million in the six months ended July 31, 2015.  The increase was primarily attributable to a $2.1 million increase in stock-based compensation expense due primarily to an increase in average amounts of outstanding restricted stock units, and an increase in our stock price from the prior period, which impacted the total stock-based compensation to be recognized over the vesting periods. Employee compensation and related expenses increased $1.5 million due primarily to increased research and development employee headcount in our Communications Intelligence segment. Contractor expenses increased $0.9 million due to increased use of contractors for research and development activities in our Communications Intelligence segment during the six months ended July 31, 2015 compared to the six months ended July 31, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three and six months ended July 31, 2015 and 2014:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2015	2014	2015 - 2014	2015	2014	2015 - 2014
Selling, general and administrative	$114,971	$107,160	7%	$217,821	$208,208	5%

Three Months Ended July 31, 2015 compared to Three Months Ended July 31, 2014. Selling, general and administrative expenses increased approximately $7.8 million, or 7%, from $107.2 million in the three months ended July 31, 2014 to $115.0 million in the three months ended July 31, 2015. This increase was primarily attributable to a $5.5 million increase in stock-based compensation expense due primarily to an increase in average amounts of outstanding restricted stock units, and an increase in our stock price from the prior period, which impacted the total stock-based compensation to be recognized over the vesting periods, and a $2.5 million increase in agent commissions in our Communications Intelligence segment.

Six Months Ended July 31, 2015 compared to Six Months Ended July 31, 2014. Selling, general and administrative expenses increased approximately $9.6 million, or 5%, from $208.2 million in the six months ended July 31, 2014 to $217.8 million in the six months ended July 31, 2015. Stock-based compensation expense increased $9.3 million due primarily to an increase in average amounts of outstanding restricted stock units, and an increase in our stock price from the prior period, which impacted the total stock-based compensation to be recognized over the vesting periods. Facilities expenses increased $1.1 million due primarily to costs associated with the early termination of a facility lease in the Americas region. Contractor expenses increased $1.7 million due primarily to increased use of contractors for corporate support activities, including activities related to acquisitions and related expenses. Also contributing to the increase in selling, general, and administrative expenses was a $3.1 million increase in agent commissions in our Communications Intelligence segment. These increases were partially offset by a $4.3 million decrease in employee compensation and related expenses due primarily to a decrease in headcount of general and administrative employees in our Enterprise Intelligence segment, and a $1.4 million decrease in legal and accounting fees.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names, and non-compete agreements.

The following table sets forth amortization of other acquired intangible assets for the three and six months ended July 31, 2015 and 2014:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2015	2014	2015 - 2014	2015	2014	2015 - 2014
Amortization of other acquired intangible assets	$10,733	$11,554	(7)%	$21,470	$22,757	(6)%

Three Months Ended July 31, 2015 compared to Three Months Ended July 31, 2014. Amortization of other acquired intangible assets decreased approximately $0.8 million, or 7%, from $11.5 million in the three months ended July 31, 2014 to $10.7 million in the three months ended July 31, 2015 primarily due to acquired intangible assets from historical business combinations becoming fully amortized subsequent to the three months ended July 31, 2014.

Six Months Ended July 31, 2015 compared to Six Months Ended July 31, 2014. Amortization of other acquired intangible assets decreased approximately $1.3 million, or 6%, from $22.8 million in the six months ended July 31, 2014 to $21.5 million in the six months ended July 31, 2015 primarily due to acquired intangible assets from historical business combinations becoming fully amortized subsequent to the six months ended July 31, 2014.

Further discussion regarding our business combinations appears in Note 4, "Business Combinations" to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Income (Expense), Net

The following table sets forth total other expense, net for the three and six months ended July 31, 2015 and 2014:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2015	2014	2015 - 2014	2015	2014	2015 - 2014
Interest income	$463	$250	85%	$657	$475	38%
Interest expense	(8,561)	(9,383)	(9)%	(16,898)	(19,609)	(14)%
Losses on early retirements of debt	—	(5,454)	(100)%	—	(12,546)	(100)%
Other (expense) income:
Foreign currency (losses) gains	(3,361)	(2,280)	47%	(2,916)	915	*
Gains on derivatives	142	840	(83)%	274	103	*
Other, net	(532)	(289)	84%	(898)	81	*
Total other (expense) income, net	(3,751)	(1,729)	117%	(3,540)	1,099	*
Total other expense, net	$(11,849)	$(16,316)	(27)%	$(19,781)	$(30,581)	(35)%

* Percentage is not meaningful.

Three Months Ended July 31, 2015 compared to Three Months Ended July 31, 2014. Total other expense, net, decreased by $4.5 million from $16.3 million in the three months ended July 31, 2014 to $11.8 million in the three months ended July 31, 2015.

During the three months ended July 31, 2014, we recorded a $5.5 million loss upon early retirements of debt in connection with the retirement of $530.0 million of the February 2014 Term Loans and March 2014 Term Loans. Further discussion regarding our Term Loans appears in Note 6, "Long-term Debt" to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Interest expense decreased to $8.6 million in the three months ended July 31, 2015 from $9.4 million in the three months ended July 31, 2014 primarily due to lower outstanding debt during the three months ended July 31, 2015 compared to the three months ended July 31, 2014, and lower interest rates on outstanding borrowings.

We recorded $3.4 million of net foreign currency losses in the three months ended July 31, 2015 compared to $2.3 million of net losses in the three months ended July 31, 2014.  Foreign currency losses in the three months ended July 31, 2015 resulted primarily from strengthening of the U.S. dollar against the Singapore dollar, resulting in foreign currency losses on Singapore dollar-denominated net assets in certain entities which use a U.S. dollar functional currency, and the weakening of the euro against the British pound sterling, resulting in foreign currency losses on euro-denominated net assets in certain entities which use a British pound sterling functional currency.

Six Months Ended July 31, 2015 compared to Six Months Ended July 31, 2014. Total other expense, net, decreased by $10.8 million from $30.6 million in the six months ended July 31, 2014 to $19.8 million in the six months ended July 31, 2015.

During the six months ended July 31, 2014, we recorded a $12.5 million loss upon early retirements of debt. Of this amount, $7.1 million was recorded in connection with the extinguishment of the March 2013 Term Loans, and $5.5 million was recorded in connection with the retirement of $530.0 million of the February 2014 Term Loans and March 2014 Term Loans. Further discussion regarding our Credit Agreement appears in Note 6, "Long-term Debt" to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Interest expense decreased to $16.9 million in the six months ended July 31, 2015 from $19.6 million in the six months ended July 31, 2014 primarily due to lower outstanding debt during the six months ended July 31, 2015 compared to the six months ended July 31, 2014, and lower interest rates on outstanding borrowings.

We recorded $2.9 million of net foreign currency losses in the six months ended July 31, 2015 compared to $0.9 million of net gains in the six months ended July 31, 2014.  Foreign currency losses in the six months ended July 31, 2015 resulted primarily from strengthening of the U.S. dollar against the Singapore dollar, resulting in foreign currency losses on Singapore dollar-denominated net assets in certain entities which use a U.S. dollar functional currency, and the weakening of the euro against the British pound sterling, resulting in foreign currency losses on euro-denominated net assets in certain entities which use a British pound sterling functional currency.

Provision (Benefit) for Income Taxes

The following table sets forth our provision (benefit) for income taxes for the three and six months ended July 31, 2015 and 2014:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2015	2014	2015 - 2014	2015	2014	2015 - 2014
Provision (benefit) for income taxes	$2,037	$5,534	(63)%	$2,984	$(36,554)	*

* Percentage is not meaningful.

Three Months Ended July 31, 2015 compared to Three Months Ended July 31, 2014. Our effective income tax rate was negative 25.9% for the three months ended July 31, 2015, compared to a negative effective income tax rate of 114.2% for the three months ended July 31, 2014.  For the three months ended July 31, 2015, pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was lower than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related tax benefits, resulting in income tax expense on a pre-tax loss and a negative effective income tax rate. The result was an income tax provision of $2.0 million on a pre-tax loss of $7.9 million, which represented a negative effective income tax rate of 25.9%.

For the three months ended July 31, 2014, pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was less than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $5.5 million on a pre-tax loss $4.8 million, resulting in a negative effective income tax rate of 114.2%.

Six Months Ended July 31, 2015 compared to Six Months Ended July 31, 2014. Our effective income tax rate was negative 48.1% for the six months ended July 31, 2015, compared to a negative effective income tax rate of 201.8% for the six months ended July 31, 2014.  For the six months ended July 31, 2015, pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was lower than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related tax benefits, resulting in income tax expense on a pre-tax loss and a negative effective income tax rate. The result was an income tax provision of $3.0 million on a pre-tax loss of $6.2 million, which represented a negative effective income tax rate of 48.1%.

For the six months ended July 31, 2014, our effective income tax rate was significantly impacted by the release of $45.2 million of Verint valuation allowances. We maintain valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions. In connection with the acquisition of KANA, we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, we reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded. Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit and not as a component of the KANA acquisition accounting. The result was an income tax benefit of $36.6 million on a pre-tax loss of $18.1 million resulting in an effective income tax rate of 201.8% for the six months ended July 31, 2014. The effective income tax rate was also affected by the mix and levels of income and losses among taxing jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was less than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. Excluding the income tax benefit attributable to the valuation allowance release, the result for the six months ended July 31, 2014 was an income tax provision of $8.6 million on a pre-tax loss $18.1 million, resulting in a negative effective income tax rate of 47.6%.

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

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (including any long-term portions) held by our subsidiaries outside the United States were $306.3 million and $297.2 million as of July 31, 2015 and January 31, 2015, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in company growth initiatives, including business acquisitions. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months and for the foreseeable future.

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

The following table sets forth our cash and cash equivalents, restricted cash and bank time deposits, short-term investments and long-term debt as of July 31, 2015 and January 31, 2015:

	July 31,	January 31,
(in thousands)	2015	2015
Cash and cash equivalents	$306,187	$285,072
Restricted cash and bank time deposits	$19,686	$36,920
Short-term investments	$59,721	$35,751
Long-term debt	$741,801	$736,779

At July 31, 2015, our cash and cash equivalents totaled $306.2 million, an increase of $21.1 million from $285.1 million at January 31, 2015.

Our operating activities generated $66.2 million of cash during the six months ended July 31, 2015, which was partially offset by $45.8 million of net cash used in combined investing and financing activities during this period.  Further discussion of these activities appears below.

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the six months ended July 31, 2015 and 2014:

	Six Months Ended July 31,
(in thousands)	2015	2014
Net cash provided by operating activities	$66,163	$70,373
Net cash used in investing activities	(42,764)	(659,208)
Net cash (used in) provided by financing activities	(3,078)	396,601
Effect of foreign currency exchange rate changes on cash and cash equivalents	794	285
Net increase (decrease) in cash and cash equivalents	$21,115	$(191,949)

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income, adjusted for non-cash items, and working capital changes. Operating activities generated $66.2 million of net cash during the six months ended July 31, 2015, compared to $70.4 million generated during the six months ended July 31, 2014. This variation in operating cash flow reflects the impact of working capital changes during the six months ended July 31, 2015, including decreases in accounts payable, accrued expenses, and deferred revenue, partially offset by a decrease in accounts receivable, compared to working capital changes in the prior-year six-month period.

As our business grows and we generate higher revenue, we generally expect our operating cash flow to also increase. However, our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, our operating results, and the timing and amounts of interest, income tax and other payments.

Net Cash Used in Investing Activities

During the six months ended July 31, 2015, our investing activities used $42.8 million of net cash, including $24.4 million of net purchases of short-term investments, $12.3 million of payments for property, equipment, and capitalized software development costs, and $21.2 million of net cash utilized for business acquisitions. Partially offsetting those uses was an $15.1 million decrease in restricted cash and bank time deposits during the period. Restricted cash and bank time deposits are typically short-term deposits used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period.

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

We had no significant commitments for capital expenditures at July 31, 2015.

Net Cash (Used in) Provided by Financing Activities

For the six months ended July 31, 2015, our financing activities used $3.1 million of net cash, the most significant portion of which was payments of $2.9 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations.

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

Liquidity and Capital Resources Requirements

Based on past performance and current expectations, we believe that our cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet anticipated operating costs, required payments of principal and interest, working capital needs, ordinary course capital expenditures, research and development spending, and other commitments for at least the next 12 months. Currently, we have no plans to pay cash dividends on our common stock, which are not permitted under the terms of our Credit Agreement.

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

If specified "make-whole adjustment events" occur, the conversion rate for any Notes converted in connection with such make-whole adjustment event will, in specified circumstances, be increased by a number of additional shares of common stock. In addition, holders may require us to purchase for cash all or any portion of their Notes upon the occurrence of a "fundamental change" at a price equal to 100% of the principal amount of the Notes being purchased, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date.

As of July 31, 2015, the Notes were not convertible.

Note Hedges and Warrants

Concurrently with the issuance of the Notes, we entered into convertible note hedge transactions (the "Note Hedges") and sold warrants (the "Warrants"). The combination of the Note Hedges and the Warrants serves to increase the effective initial conversion price for the Notes to $75.00 per share. The Note Hedges and Warrants are each separate instruments from the Notes.

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of July 31, 2015, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of July 31, 2015, no Warrants had been exercised and all Warrants remained outstanding.

Credit Agreement

In April 2011, we entered into a credit agreement with our lenders, which was amended and restated on March 6, 2013, and further amended on February 3, 2014, March 7, 2014, and June 18, 2014 (the "Credit Agreement"). The Credit Agreement, as amended and restated, provides for senior secured credit facilities, comprised of $943.5 million of term loans, of which $300.0 million was borrowed in February 2014 (the "February 2014 Term Loans") and $643.5 million was borrowed in March 2014 (the "March 2014 Term Loans"), all of which matures in September 2019, and a $300.0 million revolving credit facility maturing in September 2018, subject to increase (up to a maximum increase of $300.0 million) and reduction from time to time.
At July 31, 2015, $130.7 million and $280.4 million of borrowings were outstanding under the February 2014 Term Loans and March 2014 Term Loans, respectively, bearing interest at an annual rate of 3.50%, and there were no outstanding borrowings under the Revolving Credit Facility.

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

The Revolving Credit Facility contains a financial covenant that requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 5.00 to 1 until January 31, 2016 and no greater than 4.50 to 1 thereafter (the "Leverage Ratio Covenant"). At July 31, 2015, our consolidated leverage ratio was approximately 2.3 to 1 compared to a permitted consolidated leverage ratio of 5.00 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $150.0 million the minimum EBITDA required to satisfy the Leverage Ratio Covenant given our outstanding debt as of such date.

Contractual Obligations

Our Annual Report on Form 10-K for the year ended January 31, 2015 includes a table summarizing our contractual obligations of approximately $1.1 billion as of January 31, 2015, including approximately $920 million for long-term debt obligations, including projected future interest. That table appears under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in that report. We believe that our contractual obligations and commercial commitments did not materially change during the six months ended July 31, 2015.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the six months ended July 31, 2015, we made $3.0 million of payments under contingent consideration arrangements. As of July 31, 2015, potential future cash payments and earned consideration expected to be paid subsequent to July 31, 2015 under contingent consideration arrangements total $60.2 million, the estimated fair value of which was $28.6 million, including $10.0 million reported in accrued expenses and other current liabilities, and $18.6 million reported in other liabilities. The performance periods associated with these potential payments extend through October 2020.

Off-Balance Sheet Arrangements

As of July 31, 2015, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, and the potential impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the condensed consolidated financial statements in Part I, Item 1 of this report.

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

The section entitled "Quantitative and Qualitative Disclosures About Market Risk" under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2015 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. We believe that our market risk profile did not materially change during the six months ended July 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2015.  Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended July 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                   Risk Factors

There have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 31, 2015. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us, however. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended July 31, 2015:

Number	Description	Filed Herewith / Incorporated by Reference from

10.1	Amended and Restated Employment Agreement, dated May 26, 2015, between Verint Systems Ltd. and Hanan Gino*	Filed herewith
10.2	Amended and Restated Appendix to Employment Agreement, dated May 26, 2015, between Verint Systems Ltd. and Hanan Gino*	Filed herewith
10.3	Statement of Undertaking, dated May 26, 2015, between Verint Systems Ltd. and Hanan Gino*	Filed herewith
10.4	Verint Systems Inc. 2015 Long-term Stock Incentive Plan	Form 8-K filed on June 26, 2015
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

(1)These exhibits are being "furnished" with this periodic report and are not deemed "filed" with the SEC and are not incorporated by reference in any filing of the company under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

* Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Part II, Item 6 of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verint Systems Inc.

September 2, 2015	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

September 2, 2015	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)