Form 10-Q
period 2015-10-31
VERINT SYSTEMS INC
filed 2015-12-02
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                                to                                     .

Commission File No. 001-34807
Verint Systems Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	11-3200514
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

175 Broadhollow Road, Melville, New York	11747
(Address of Principal Executive Offices)	(Zip Code)

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

There were 62,253,779 shares of the registrant’s common stock outstanding on November 13, 2015.

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

•
risks associated with our ability to effectively and efficiently allocate limited financial and human resources to business, developmental, strategic, or other opportunities, and risk that such investments may not come to fruition or produce satisfactory returns;

•	risks that we may be unable to establish and maintain relationships with key resellers, partners, and systems integrators;

•
risks associated with our reliance on third-party suppliers, partners, or original equipment manufacturers ("OEMs") for certain components, products, or services, including companies that may compete with us or work with our competitors;

•
risks associated with the mishandling or perceived mishandling of sensitive or confidential information or with security lapses, including information technology system breaches, failures, or disruptions;

•
risks that our products or services, or those of third-party suppliers, partners, or OEMs which we incorporate into our offerings or otherwise rely on, may contain defects or may be vulnerable to cyber-attacks;

•
risks associated with our significant international operations, including, among others, in Israel, Europe, and Asia, exposure to regions subject to political or economic instability, and fluctuations in foreign currency exchange rates;

•	risks associated with a significant amount of our business coming from domestic and foreign government customers, including the ability to maintain security clearances for applicable projects;

ii

•	risks associated with complex and changing local and foreign regulatory environments in the jurisdictions in which we operate;

•	risks associated with our ability to retain and recruit qualified personnel in regions in which we operate, including in new markets and growth areas we may enter;

•	challenges associated with selling sophisticated solutions, including with respect to educating our customers on the benefits of our solutions or assisting them in realizing such benefits;

•
challenges associated with our strategy of pursuing larger sales opportunities that often involve longer sales cycles, including with respect to transaction reductions, deferrals, or cancellations during the sales cycle, ability to accurately forecast when a sales opportunity will convert to an order, or to forecast revenue and expenses, and increased volatility of our operating results from period to period;

•
risks that our intellectual property rights may not be adequate to protect our business or assets, or that others may make claims on our intellectual property or claim infringement on their intellectual property rights;

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

•
risks arising as a result of contingent or other obligations or liabilities assumed in our acquisition of our former parent company, Comverse Technology, Inc. ("CTI"), or associated with formerly being consolidated with, and part of a consolidated tax group with, CTI, or as a result of CTI's former subsidiary, Xura, Inc. (formerly, Comverse, Inc., ("Xura")), being unwilling or unable to provide us with certain indemnities or transition services to which we are entitled;

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

iii

Part I

Item 1.     Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,
(in thousands, except share and per share data)	2015	2015
Assets
Current Assets:
Cash and cash equivalents	$272,260	$285,072
Restricted cash and bank time deposits	17,910	36,920
Short-term investments	94,897	35,751
Accounts receivable, net of allowance for doubtful accounts of $0.8 million and $1.1 million, respectively	254,668	262,092
Inventories	17,827	17,505
Deferred cost of revenue	3,460	6,722
Prepaid expenses and other current assets	73,649	66,130
Total current assets	734,671	710,192
Property and equipment, net	64,482	62,490
Goodwill	1,232,529	1,200,817
Intangible assets, net	274,504	311,894
Capitalized software development costs, net	11,530	10,112
Long-term deferred cost of revenue	13,311	14,555
Other assets	38,365	40,936
Total assets	$2,369,392	$2,350,996

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$66,631	$72,885
Accrued expenses and other current liabilities	211,552	223,744
Deferred revenue	141,748	181,259
Total current liabilities	419,931	477,888
Long-term debt	743,311	736,779
Long-term deferred revenue	21,434	20,544
Other liabilities	111,021	110,882
Total liabilities	1,295,697	1,346,093
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $0.001 par value; authorized 2,207,000 shares at October 31, 2015 and January 31, 2015, respectively; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 62,601,000 and 61,253,000 shares; outstanding 62,253,000 and 60,905,000 shares at October 31, 2015 and January 31, 2015, respectively.	63	61
Additional paid-in capital	1,373,775	1,321,455
Treasury stock, at cost - 348,000 shares at October 31, 2015 and January 31, 2015.	(10,251)	(10,251)
Accumulated deficit	(218,941)	(219,074)
Accumulated other comprehensive loss	(80,849)	(94,335)
Total Verint Systems Inc. stockholders' equity	1,063,797	997,856
Noncontrolling interest	9,898	7,047
Total stockholders' equity	1,073,695	1,004,903
Total liabilities and stockholders' equity	$2,369,392	$2,350,996

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2015	2014	2015	2014
Revenue:
Product	$115,573	$118,346	$340,139	$339,657
Service and support	168,481	164,228	509,333	477,126
Total revenue	284,054	282,574	849,472	816,783
Cost of revenue:
Product	34,982	32,925	111,756	104,524
Service and support	61,475	60,082	188,576	178,939
Amortization of acquired technology	9,060	8,096	26,896	23,018
Total cost of revenue	105,517	101,103	327,228	306,481
Gross profit	178,537	181,471	522,244	510,302
Operating expenses:
Research and development, net	45,443	43,008	134,741	128,408
Selling, general and administrative	99,870	102,738	314,489	310,946
Amortization of other acquired intangible assets	10,896	11,367	32,366	34,124
Total operating expenses	156,209	157,113	481,596	473,478
Operating income	22,328	24,358	40,648	36,824
Other income (expense), net:
Interest income	335	208	992	683
Interest expense	(8,467)	(8,494)	(25,365)	(28,103)
Losses on early retirements of debt	—	—	—	(12,546)
Other (expense) income, net	(4,175)	167	(7,715)	1,266
Total other expense, net	(12,307)	(8,119)	(32,088)	(38,700)
Income (loss) before provision (benefit) for income taxes	10,021	16,239	8,560	(1,876)
Provision (benefit) for income taxes	1,551	4,766	5,119	(31,788)
Net income	8,470	11,473	3,441	29,912
Net income attributable to noncontrolling interest	836	803	3,308	3,564
Net income attributable to Verint Systems Inc.	$7,634	$10,670	$133	$26,348

Net income per common share attributable to Verint Systems Inc.:
Basic	$0.12	$0.18	$0.00	$0.46
Diluted	$0.12	$0.17	$0.00	$0.45

Weighted-average common shares outstanding:
Basic	62,206	60,644	61,666	57,222
Diluted	62,778	61,492	62,803	58,332

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2015	2014	2015	2014
Net income	$8,470	$11,473	$3,441	$29,912
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	(6,568)	(28,355)	4,854	(13,363)
Net unrealized (losses) gains on available-for-sale securities	(156)	—	(112)	13
Net unrealized (losses) gains on derivative financial instruments designated as hedges	(686)	(9,632)	9,343	(9,047)
Benefit (provision) for income taxes on net unrealized (losses) gains on derivative financial instruments designated as hedges	35	998	(1,056)	840
Other comprehensive (loss) income	(7,375)	(36,989)	13,029	(21,557)
Comprehensive income (loss)	1,095	(25,516)	16,470	8,355
Comprehensive income attributable to noncontrolling interest	468	627	2,851	3,491
Comprehensive income (loss) attributable to Verint Systems Inc.	$627	$(26,143)	$13,619	$4,864

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interest
Balances at January 31, 2014	53,605	$54	$924,663	$(8,013)	$(250,005)	$(39,725)	$626,974	$6,144	$633,118
Net income	—	—	—	—	26,348	—	26,348	3,564	29,912
Other comprehensive loss	—	—	—	—	—	(21,484)	(21,484)	(73)	(21,557)
Common stock issued in public offering, net of issuance costs	5,750	6	264,927	—	—	—	264,933	—	264,933
Equity component of convertible notes, net of issuance costs	—	—	78,209	—	—	—	78,209	—	78,209
Purchase of convertible note hedges	—	—	(60,800)	—	—	—	(60,800)	—	(60,800)
Issuance of warrants	—	—	45,188	—	—	—	45,188	—	45,188
Stock-based compensation - equity portion	—	—	35,702	—	—	—	35,702	—	35,702
Exercises of stock options	378	—	13,135	—	—	—	13,135	—	13,135
Common stock issued for stock awards and stock bonuses	1,020	1	4,531	—	—	—	4,532	—	4,532
Purchases of treasury stock	(46)	—	—	(2,238)	—	—	(2,238)	—	(2,238)
Tax effects from stock award plans	—	—	328	—	—	—	328	—	328
Balances at October 31, 2014	60,707	$61	$1,305,883	$(10,251)	$(223,657)	$(61,209)	$1,010,827	$9,635	1,020,462

Balances at January 31, 2015	60,905	$61	$1,321,455	$(10,251)	$(219,074)	$(94,335)	$997,856	$7,047	$1,004,903
Net income	—	—	—	—	133	—	133	3,308	3,441
Other comprehensive income (loss)	—	—	—	—	—	13,486	13,486	(457)	13,029
Stock-based compensation - equity portion	—	—	43,771	—	—	—	43,771	—	43,771
Exercises of stock options	6	—	229	—	—	—	229	—	229
Common stock issued for stock awards and stock bonuses	1,342	2	7,743	—	—	—	7,745	—	7,745
Tax effects from stock award plans	—	—	577	—	—	—	577	—	577
Balances at October 31, 2015	62,253	$63	$1,373,775	$(10,251)	$(218,941)	$(80,849)	$1,063,797	$9,898	$1,073,695

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$3,441	$29,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,469	74,298
Stock-based compensation - equity portion	43,771	35,048
Amortization of discount on convertible notes	7,542	3,565
Reduction of valuation allowance resulting from acquisition of KANA	—	(45,171)
Non-cash gains on derivative financial instruments, net	(583)	(1,666)
Losses on early retirements of debt	—	12,546
Other non-cash items, net	11,220	8,387
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	6,241	(41,717)
Inventories	(2,138)	(7,801)
Deferred cost of revenue	4,477	(3,177)
Prepaid expenses and other assets	(5,462)	13,111
Accounts payable and accrued expenses	(10,394)	26,472
Deferred revenue	(40,130)	(10,903)
Other, net	(9,883)	(2,663)
Net cash provided by operating activities	87,571	90,241

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(31,618)	(602,943)
Purchases of property and equipment	(17,012)	(15,831)
Purchases of investments	(90,689)	(21,175)
Maturities and sales of investments	30,985	11,363
Cash paid for capitalized software development costs	(3,453)	(4,510)
Change in restricted cash and bank time deposits, including long-term portion, and other investing activities, net	16,843	(38,489)
Net cash used in investing activities	(94,944)	(671,585)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	—	1,526,750
Repayments of borrowings and other financing obligations	(260)	(1,361,777)
Proceeds from public issuance of common stock	—	274,563
Proceeds from issuance of warrants	—	45,188
Payments for convertible note hedges	—	(60,800)
Payments of equity issuance, debt issuance and other debt-related costs	(239)	(29,164)
Proceeds from exercises of stock options	229	13,081
Purchases of treasury stock	—	(2,238)
Payments of contingent consideration for business combinations (financing portion)	(4,792)	(8,684)
Net cash (used in) provided by financing activities	(5,062)	396,919
Effect of foreign currency exchange rate changes on cash and cash equivalents	(377)	(1,858)
Net decrease in cash and cash equivalents	(12,812)	(186,283)
Cash and cash equivalents, beginning of period	285,072	378,618
Cash and cash equivalents, end of period	$272,260	$192,335

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") for the year ended January 31, 2015. The condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the periods ended October 31, 2015 and 2014, and the condensed consolidated balance sheet as of October 31, 2015, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2015 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2015. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2015. The results for interim periods are not necessarily indicative of a full year’s results.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2015. There were no material changes to our significant accounting policies during the nine months ended October 31, 2015.

Correction of Immaterial Overstatement of Expenses

During the three months ended October 31, 2015, we identified an overstatement of stock-based compensation expense for the three months ended July 31, 2015, as reported in our previously issued condensed consolidated financial statements as of and for the three and six months ended July 31, 2015. We assessed the materiality of the misstatement, in accordance with guidance provided in SEC Staff Accounting Bulletin No. 99, and concluded that the misstatement was not material to the condensed consolidated financial statements as of and for the three and six months ended July 31, 2015.  Nonetheless, the accompanying condensed consolidated financial statements as of and for the three and nine months ended October 31, 2015 reflect the impact of our retroactive correction of this immaterial misstatement in our operating results as of and for the three and six months ended July 31, 2015. We will also reflect the correction of this immaterial misstatement when operating results as of and for the three and six months ended July 31, 2015 are presented as comparable prior period amounts in our future filings.

The impacts of the immaterial misstatement correction on the condensed consolidated statements of operations as of and for the three and six months ended July 31, 2015 consisted of decreases in cost of product revenue, cost of service and support revenue, research and development, net, and selling, general and administrative expenses, of $0.1 million, $0.6 million, $0.8 million, and $3.2 million, respectively, in each period.  As a result, both periods’ loss before benefit for income taxes decreased by $4.7 million, and, after the impact of income taxes, both periods’ net loss and net loss attributable to Verint Systems Inc. decreased by $4.1 million. Basic and diluted net loss per share attributable to Verint Systems Inc. decreased by $0.07 in both periods, and our comprehensive income increased by $4.1 million in both periods.  The impacts on our condensed consolidated balance sheet at July 31, 2015 consisted of a $0.6 million decrease in prepaid expenses and other current assets, a $4.7 million decrease in additional paid-in capital, and a $4.1 million decrease in accumulated deficit.  There was no impact to our cash flows.

Change in Functional Currency

The functional currency for most of our foreign subsidiaries is the applicable local currency, although we have several subsidiaries with functional currencies that differ from their local currency, of which the most notable exceptions are our subsidiaries in Israel, whose functional currencies are the U.S. dollar. During the three months ended July 31, 2015, we changed the functional currency for one of our subsidiaries to the U.S. dollar in anticipation of an increase in U.S. dollar denominated revenue resulting from changes in the subsidiary's business model. This change in functional currency is applied on a prospective basis. Previously, this subsidiary was judged to operate in two economic environments which had differing foreign currency exchange risks, and therefore used a different functional currency (euro and U.S dollar) in each environment.

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

New Accounting Pronouncements Not Yet Effective

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under existing standards, deferred taxes for each tax-paying jurisdiction are presented as a net current asset or liability and net long-term asset or liability. To simplify presentation, the new guidance will require that all deferred tax assets and liabilities, along with related valuation allowances, be classified as long-term on the balance sheet. As a result, each tax-paying jurisdiction will now only have one net long-term deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The provisions of ASU No. 2015-17 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, although early adoption is permitted. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under existing standards, an acquirer in a business combination reports provisional amounts with respect to acquired assets and liabilities when their measurements are incomplete as of the end of the reporting period. Prior to the effectiveness of this ASU, an acquirer is required to adjust provisional amounts (and the related impact on earnings) by restating prior period financial statements during the measurement period, which cannot exceed one year from the date of acquisition. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The provisions of ASU No. 2015-16 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and are applied prospectively to measurement-period adjustments that occur after the effective date. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU No. 2015-11 requires measurement of most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which inventory is measured at the lower of cost or market, with market defined as replacement cost, net realizable value, or net realizable value less a normal profit margin. ASU No. 2015-11 is effective for interim and annual periods beginning after December 15, 2016. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and in August 2015 issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU No. 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. While ASU No. 2015-03 addresses costs related to term debt, ASU No. 2015-15 provides clarification regarding costs to secure revolving lines of credit, and indicates that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in these updates. The provisions of these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, although early adoption is permitted. When adopted, this guidance must be applied on a retrospective basis. We plan to adopt the provisions of these ASUs effective on February 1, 2016. As of October 31, 2015, we had $12.8 million of net deferred debt issuance costs which are reported within Other assets on our condensed consolidated balance sheet, $3.4 million of which related to our Revolving Credit Facility and will continue to be reported within Other assets.

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

The following table summarizes the calculation of basic and diluted net income per common share attributable to Verint Systems Inc. for the three and nine months ended October 31, 2015 and 2014:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net income	$8,470	$11,473	$3,441	$29,912
Net income attributable to noncontrolling interest	836	803	3,308	3,564
Net income attributable to Verint Systems Inc.	$7,634	$10,670	$133	$26,348
Weighted-average shares outstanding:
Basic	62,206	60,644	61,666	57,222
Dilutive effect of employee equity award plans	572	848	1,137	1,110
Dilutive effect of 1.50% convertible senior notes	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Diluted	62,778	61,492	62,803	58,332
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.12	$0.18	$0.00	$0.46
Diluted	$0.12	$0.17	$0.00	$0.45

We excluded the following weighted-average potential common shares from the calculations of diluted net income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2015	2014	2015	2014
Common shares excluded from calculation:
Stock options and restricted stock-based awards	1,466	464	650	403
1.50% convertible senior notes	6,205	6,205	6,205	3,091
Warrants	6,205	6,205	6,205	3,091

Our 1.50% convertible senior notes ("Notes") will not impact the calculation of diluted net income per share unless the average price of our common stock, as calculated in accordance with the terms of the indenture governing the Notes, exceeds the conversion price of $64.46 per share. Likewise, diluted net income per share will not include any effect from the Warrants (as defined in Note 6, "Long-Term Debt") unless the average price of our common stock, as calculated under the terms of the Warrants, exceeds the exercise price of $75.00 per share.

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

3. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of October 31, 2015 and January 31, 2015:

	October 31, 2015
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$272,104	$—	$—	$272,104
Money market funds	156	—	—	156
Total cash and cash equivalents	$272,260	$—	$—	$272,260

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$55,957	$—	$(11)	$55,946
Bank time deposits	38,951	—	—	38,951
Total short-term investments	$94,908	$—	$(11)	$94,897

	January 31, 2015
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$281,890	$—	$—	$281,890
Money market funds	183	—	—	183
Commercial paper	2,999	—	—	2,999
Total cash and cash equivalents	$285,072	$—	$—	$285,072

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$13,741	$101	$—	$13,842
Bank time deposits	21,909	—	$—	21,909
Total short-term investments	$35,650	$101	$—	$35,751

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

As of October 31, 2015 and January 31, 2015, all of our available-for-sale investments had contractual maturities of less than one year. Gains and losses on sales of available-for-sale securities during the nine months ended October 31, 2015 and 2014 were not significant.

During the nine months ended October 31, 2015 and 2014, proceeds from maturities and sales of available-for-sale securities were $31.0 million and $11.4 million, respectively.

We believe that the investments we held at October 31, 2015 were not other-than-temporarily impaired. We held available-for-sale securities with aggregate fair values of $17.2 million which had insignificant unrealized losses at October 31, 2015.

4.	BUSINESS COMBINATIONS

Nine Months Ended October 31, 2015

During the nine months ended October 31, 2015, we completed three business combinations:

•	On February 12, 2015, we completed the acquisition of a business that is being integrated into our Enterprise Intelligence operating segment.

•	On May 1, 2015, we completed the acquisition of a business that is being integrated into our Communications Intelligence operating segment.

•	On August 11, 2015, we acquired certain technology and other assets for use in our Enterprise Intelligence operating segment in a transaction that qualified as a business combination.

These business combinations were not individually material to our condensed consolidated financial statements.

The combined consideration for these business combinations was approximately $49.7 million, including $33.5 million of combined cash paid at the closings. For one of these business combinations, we also agreed to make potential additional cash payments to the respective former shareholders aggregating up to approximately $30.5 million, contingent upon the achievement of certain performance targets over periods extending through April 2020. The fair value of these contingent consideration obligations was estimated to be $16.2 million at the applicable acquisition date.

The $16.2 million acquisition date fair value of the contingent consideration obligations was estimated based on probability adjusted present values of the consideration expected to be transferred using significant inputs that are not observable in the market. Key assumptions used in these estimates included probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. At each reporting date, we revalue the contingent consideration obligations to their fair values and record increases and decreases in fair value within selling, general and administrative expenses in our condensed consolidated statements of operations. Changes in the fair value of the contingent consideration obligations result from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.

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

Included among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the addition of skilled, assembled workforces. Of the $29.0 million of goodwill associated with these business combinations, $8.0 million and $21.0 million was assigned to our Enterprise Intelligence and Communications Intelligence segments, respectively. For income tax purposes, $5.4 million of this goodwill is deductible and $23.6 million is not deductible.

Revenue and the impact on net income attributable to these acquisitions for the nine months ended October 31, 2015 were not significant.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.3 million and $1.0 million for the three and nine months ended October 31, 2015, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocations for the business combinations completed during the nine months ended October 31, 2015 have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement periods (up to one year from the respective acquisition dates). Fair values still under review include values assigned to identifiable intangible assets, deferred income taxes and reserves for uncertain income tax positions.

The following table sets forth the components and the allocations of the combined purchase prices for the business combinations completed during the nine months ended October 31, 2015:

(in thousands)	Amount
Components of Purchase Prices:
Cash	$33,482
Fair value of contingent consideration	16,237
Total purchase prices	$49,719

Allocation of Purchase Prices:
Net tangible assets (liabilities):
Accounts receivable	$992
Other current assets, including cash acquired	4,274
Other assets	395
Current and other liabilities	(3,037)
Deferred revenue - current and long-term	(1,872)
Deferred income taxes - current and long-term	(2,922)
Net tangible liabilities	(2,170)
Identifiable intangible assets:
Customer relationships	1,212
Developed technology	20,300
Trademarks and trade names	300
In-process research and development	1,100
Total identifiable intangible assets	22,912
Goodwill	28,977
Total purchase price allocations	$49,719

For these acquisitions, customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of from five years to ten years, from four years to five years, and three years, respectively, the weighted average of which is approximately 4.4 years.

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

Transaction and related costs directly related to the acquisition of KANA, consisting primarily of professional fees and integration expenses, were $0.1 million and $3.0 million for the three and nine months ended October 31, 2015, respectively. Such costs totaled $1.8 million and $6.4 million for the three and nine months ended October 31, 2014, respectively. All transaction and related costs were expensed as incurred, and the vast majority of these expenses are included in selling, general and administrative expenses.

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

Transaction and related costs directly related to the acquisition of UTX, consisting primarily of professional fees, integration expenses and related adjustments, were negligible and $0.3 million for the three and nine months ended October 31, 2015, respectively. Such costs were a benefit of $0.9 million and a charge of $2.1 million for the three and nine months ended October 31, 2014, respectively. All transaction and related costs were expensed as incurred, and the vast majority of these expenses are included in selling, general and administrative expenses.

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

Purchase Price Allocations

As of January 31, 2015, the purchase price allocation for UTX was preliminary, subject to change as additional information became available during the measurement period (up to one year from the acquisition date). During the nine months ended October 31, 2015, there were no changes to the purchase price allocation for UTX, which is now complete.

Pro Forma Information

The following table provides unaudited pro forma operating results for the three and nine months ended October 31, 2014, as if KANA and UTX had been acquired on February 1, 2013. These unaudited pro forma results reflect certain adjustments related to these acquisitions, including amortization expense on finite-lived intangible assets acquired from KANA and UTX, interest expense and fees associated with additional long-term debt incurred to partially fund the acquisition of KANA, and adjustments to recognize the fair value of revenue associated with performance obligations assumed in the acquisition of KANA.

For purposes of the following unaudited pro forma operating results, a $45.2 million income tax benefit recorded during the three months ended April 30, 2014 resulting from a reduction of valuation allowances associated from the acquisition of KANA is not reflected in the pro forma operating results for the nine months ended October 31, 2014.

The unaudited pro forma results do not include any operating efficiencies or potential cost savings which may result from these business combinations. Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on February 1, 2013, nor are they indicative of future operating results.

(in thousands, except per share amounts)	Three Months Ended October 31, 2014	Nine Months Ended October 31, 2014
Revenue	$288,279	$842,784
Net income	$17,650	$15,281
Net income attributable to Verint Systems Inc.	$16,847	$11,717
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.28	$0.20
Diluted	$0.27	$0.20

Other Business Combination Information

We include the financial results of all business combinations in our condensed consolidated financial statements from their respective acquisition dates.

For the three and nine months ended October 31, 2015, we recorded benefits of $1.0 million and $0.1 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. For the three and nine months ended October 31, 2014, we recorded charges of $0.3 million and $0.6 million, respectively, within selling, general and administrative expenses for changes in the fair values of these obligations. The aggregate fair value of the remaining contingent consideration obligations associated with business combinations was $25.7 million at October 31, 2015.

Payments of contingent consideration earned under these agreements were $1.9 million and $4.9 million for the three and nine months ended October 31, 2015, respectively. Payments of contingent consideration earned under these agreements were $3.1 million and $10.0 million for the three and nine months ended October 31, 2014, respectively.

In connection with a business combination completed during the year ended January 31, 2012, we assumed approximately $5.2 million of long-term liabilities associated with uncertain tax positions of the acquired company. A corresponding indemnification asset of $5.2 million was also recorded, recognizing the selling shareholders’ contractual obligation to indemnify us for these pre-acquisition liabilities. As of October 31, 2015 and January 31, 2015, these liabilities were $1.1 million and $1.4 million, respectively, and were included within other liabilities. The corresponding indemnification assets as of October 31, 2015 and January 31, 2015 were $0.3 million and $0.4 million, respectively, and were included within other assets. There was no activity in these accounts during the nine months ended October 31, 2015 and 2014. The carrying values of these assets and liabilities were impacted by foreign currency exchange rate fluctuations.

5.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of October 31, 2015 and January 31, 2015:

	October 31, 2015
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, with finite lives:
Customer relationships	$381,829	$(206,619)	$175,210
Acquired technology	215,923	(127,686)	88,237
Trade names	19,081	(11,241)	7,840
Non-competition agreements	3,047	(2,047)	1,000
Distribution network	4,440	(3,323)	1,117
Total intangible assets with finite lives	624,320	(350,916)	273,404
In-process research and development, with indefinite lives	1,100	—	1,100
Total intangible assets	$625,420	$(350,916)	$274,504

	January 31, 2015
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, all with finite lives:
Customer relationships	$378,756	$(176,796)	$201,960
Acquired technology	201,294	(104,117)	97,177
Trade names	18,799	(9,131)	9,668
Non-competition agreements	3,625	(2,331)	1,294
Distribution network	4,440	(2,645)	1,795
Total intangible assets	$606,914	$(295,020)	$311,894

The following table presents net acquisition-related intangible assets by reportable segment as of October 31, 2015 and January 31, 2015:

	October 31,	January 31,
(in thousands)	2015	2015
Enterprise Intelligence	$223,800	$261,354
Communications Intelligence	50,246	49,670
Video Intelligence	458	870
Total	$274,504	$311,894

Total amortization expense recorded for acquisition-related intangible assets was $20.0 million and $59.3 million for the three and nine months ended October 31, 2015, respectively, and $19.5 million and $57.1 million for the three and nine months ended October 31, 2014, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2016 (remainder of year)	$20,078
2017	78,148
2018	59,072
2019	30,814
2020	21,182
2021 and thereafter	64,110
Total	$273,404

During the three months ended July 31, 2015, we recorded a $2.3 million impairment of an acquired technology asset, which is included within cost of product revenue. No other impairments of acquired intangible assets were recorded during the nine months ended October 31, 2015 and 2014.

Goodwill activity for the nine months ended October 31, 2015, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Enterprise Intelligence	Communications Intelligence	Video Intelligence
Year Ended January 31, 2015:
Goodwill, gross, at January 31, 2015	$1,267,682	$1,092,313	$101,261	$74,108
Accumulated impairment losses through January 31, 2015	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at January 31, 2015	1,200,817	1,061,522	101,261	38,034
Business combinations	28,977	7,955	21,022	—
Foreign currency translation and other	2,735	4,489	(1,420)	(334)
Goodwill, net, at October 31, 2015	$1,232,529	$1,073,966	$120,863	$37,700

Balance at October 31, 2015:
Goodwill, gross, at October 31, 2015	$1,299,394	$1,104,757	$120,863	$73,774
Accumulated impairment losses through October 31, 2015	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at October 31, 2015	$1,232,529	$1,073,966	$120,863	$37,700

No events or circumstances indicating the potential for goodwill impairment were identified during the nine months ended October 31, 2015.

6.	LONG-TERM DEBT

The following table summarizes our long-term debt at October 31, 2015 and January 31, 2015:

	October 31,	January 31,
(in thousands)	2015	2015
1.50% Convertible Senior Notes:
Principal amount	$400,000	$400,000
Unamortized debt discount	(66,544)	(74,086)
1.50% Convertible Senior Notes, net	333,456	325,914
February 2014 Term Loans:
Gross amount	130,729	130,729
Unamortized debt discount	(235)	(277)
February 2014 Term Loans, net	130,494	130,452
March 2014 Term Loans	280,413	280,413
Other debt	—	23
Total debt	744,363	736,802
Less: current maturities	1,052	23
Long-term debt	$743,311	$736,779

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
As of October 31, 2015, the Notes were not convertible.

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

We allocated transaction costs related to the issuance of the Notes, including underwriting discounts, of $7.6 million and $1.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component were recorded within other assets and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at October 31, 2015. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% at October 31, 2015.

Based on the closing market price of our common stock on October 31, 2015, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

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

Note Hedges
Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of October 31, 2015, we had not purchased any shares of our common stock under the Note Hedges.
Warrants
We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of October 31, 2015, no Warrants had been exercised and all Warrants remained outstanding.
The Note Hedges and Warrants both meet the requirements for classification within stockholders’ equity, and their respective fair values are not remeasured and adjusted as long as these instruments continue to qualify for stockholders’ equity classification.
Credit Agreement
Background
In April 2011, we entered into a credit agreement with our lenders, which was amended and restated on March 6, 2013, and further amended on February 3, 2014, March 7, 2014, and June 18, 2014 (the "Credit Agreement"). The Credit Agreement, as amended and restated, provides for senior secured credit facilities, comprised of $943.5 million of term loans, of which $300.0 million was borrowed in February 2014 (the "February 2014 Term Loans") and $643.5 million was borrowed in March 2014 (the "March 2014 Term Loans"), all of which matures in September 2019, and a $300.0 million revolving credit facility maturing in September 2018 (the "Revolving Credit Facility"), subject to increase and reduction from time to time, as described in the Credit Agreement.
At October 31, 2015, $130.7 million and $280.4 million of borrowings were outstanding under the February 2014 Term Loans and March 2014 Term Loans, respectively, and there were no outstanding borrowings under the Revolving Credit Facility.

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

As of October 31, 2015 and January 31, 2015, the interest rate on both the February 2014 Term Loans and the March 2014 Term Loans was 3.50%. Taking into account the impact of original issuance discounts, if any, and related deferred debt issuance costs, the effective interest rates on the February 2014 Term Loans and March 2014 Term Loans were approximately 4.03% and 3.58%, respectively, at October 31, 2015.

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
Borrowings Under Revolving Credit Facility

There were no borrowings under the Revolving Credit Facility at October 31, 2015 and January 31, 2015.
Other Provisions of the Credit Agreement

The Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type, which include limitations on us and our subsidiaries with respect to indebtedness, liens, nature of business, investments and loans, distributions, acquisitions, dispositions of assets, sale-leaseback transactions and transactions with affiliates. The Revolving Credit Facility also contains a financial covenant that requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 5.00 to 1 until January 31, 2016 (as amended on February 3, 2014 by Amendment No. 3, as described above) and no greater than 4.50 to 1 thereafter. The limitations imposed by the covenants are subject to certain exceptions as detailed in the Credit Agreement.

Future Principal Payments on Term Loans

Prior to June 2014, we were required to make quarterly principal payments on the February 2014 Term Loans and March 2014 Term Loans of $0.8 million and $1.6 million, respectively, through August 1, 2019, with the remaining balances due in September 2019. Following the partial retirements of the February 2014 Term Loans and March 2014 Term Loans in June 2014, future scheduled principal payments on the February 2014 Term Loans and March 2014 Term Loans as of October 31, 2015 were as follows:

(in thousands)	February 2014	March 2014
Years Ending January 31,	Term Loans	Term Loans
2016 (remainder of year)	$—	$—
2017	669	1,434
2018	1,337	2,869
2019	1,337	2,869
2020	127,386	273,241
Total	$130,729	$280,413
Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our Credit Agreement for the three and nine months ended October 31, 2015 and 2014:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2015	2014	2015	2014
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$1,500	$1,500	$4,500	$2,217
Amortization of debt discount	2,547	2,417	7,542	3,565
Amortization of deferred debt issuance costs	240	335	711	442
Total Interest Expense - 1.50% Convertible Senior Notes	$4,287	$4,252	$12,753	$6,224

Borrowings under Credit Agreement:
Interest expense at contractual rates	$3,677	$3,677	$10,912	$19,559
Amortization of debt discounts	14	14	42	102
Amortization of deferred debt issuance costs	547	538	1,616	1,895
Total Interest Expense - Borrowings under Credit Agreement	$4,238	$4,229	$12,570	$21,556

7.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of October 31, 2015 and January 31, 2015:

	October 31,	January 31,
(in thousands)	2015	2015
Raw materials	$7,916	$6,203
Work-in-process	5,141	8,481
Finished goods	4,770	2,821
Total inventories	$17,827	$17,505

Condensed Consolidated Statements of Operations

Other (expense) income, net consisted of the following for the three and nine months ended October 31, 2015 and 2014:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2015	2014	2015	2014
Foreign currency losses, net	$(2,517)	$(1,949)	$(5,434)	$(1,035)
Gains on derivative financial instruments, net	309	1,562	583	1,666
Other, net	(1,967)	554	(2,864)	635
Total other (expense) income, net	$(4,175)	$167	$(7,715)	$1,266

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the nine months ended October 31, 2015 and 2014:

	Nine Months Ended October 31,
(in thousands)	2015	2014
Cash paid for interest	$13,949	$22,735
Cash payments of income taxes, net	$13,168	$10,275
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$4,041	$3,625
Inventory transfers to property and equipment	$1,084	$314
Liabilities for contingent consideration in business combinations	$16,237	$4,947
Stock options exercised, proceeds received subsequent to period end	$—	$140
Leasehold improvements funded by lease incentive	$—	$2,242

8.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the nine months ended October 31, 2015 and 2014. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost. At October 31, 2015 and January 31, 2015, we held approximately 348,000 shares of treasury stock with a cost of $10.3 million.

We did not acquire any shares of treasury stock during the nine months ended October 31, 2015. During the nine months ended October 31, 2014, we acquired approximately 46,000 shares of treasury stock at a cost of $2.2 million.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the nine months ended October 31, 2015:

(in thousands)	Unrealized (Losses) Gains on Derivative Financial Instruments Designated as Hedges	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive (loss) income at January 31, 2015	$(7,992)	$101	$(86,444)	$(94,335)
Other comprehensive income (loss) before reclassifications	1,212	(112)	5,311	6,411
Losses reclassified out of accumulated other comprehensive income (loss)	(7,075)	—	—	(7,075)
Net other comprehensive income (loss), current period	8,287	(112)	5,311	13,486
Accumulated other comprehensive income (loss) at October 31, 2015	$295	$(11)	$(81,133)	$(80,849)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statement of operations, with presentation location, for the three and nine months ended October 31, 2015 and 2014 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2015	2014	2015	2014	Location
Unrealized (losses) gains on derivative financial instruments:
Foreign currency forward contracts	$(162)	$(80)	$(703)	$65	Cost of product revenue
	(164)	(68)	(650)	61	Cost of service and support revenue
	(1,029)	(499)	(4,458)	578	Research and development, net
	(527)	(229)	(2,136)	289	Selling, general and administrative
	(1,882)	(876)	(7,947)	993	Total, before income taxes
	187	111	872	(22)	Benefit (provision) for income taxes
	$(1,695)	$(765)	$(7,075)	$971	Total, net of income taxes

9.	INCOME TAXES

Our interim provision (benefit) for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended October 31, 2015, we recorded an income tax provision of $1.6 million on pre-tax income of $10.0 million, which represented an effective income tax rate of 15.5%. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. Our pre-tax income in profitable jurisdictions, where we record tax provisions, was higher than the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record tax benefits. In addition, following the receipt of an approval from a foreign government agency and of a tax ruling in a foreign jurisdiction, we adjusted certain unrecognized tax benefits and deferred tax items resulting in net discrete income tax benefits of $3.4 million. We also recorded a discrete income tax benefit of $1.5 million for the adjustment of certain unrecognized tax benefits established in connection with the KANA acquisition. The adjustment to the KANA acquisition unrecognized tax benefits resulted in a charge within other expense, net due to the write-off of an indemnification asset.

For the three months ended October 31, 2014, we recorded an income tax provision of $4.8 million on pre-tax income of $16.2 million, which represented an effective income tax rate of 29.3%. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was higher than the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related tax benefits.

For the nine months ended October 31, 2015, we recorded an income tax provision of $5.1 million on pre-tax income of $8.6 million, which represented an effective income tax rate of 59.8%. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. Our pre-tax income in profitable jurisdictions, where we record tax provisions, was slightly higher than the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record tax benefits. In addition, following the receipt in the three months ended October 31, 2015 of an approval from a foreign government agency and of a tax ruling in a foreign jurisdiction, we adjusted certain unrecognized tax benefits and deferred tax items resulting in net discrete income tax benefits of $3.4 million. During the three months ended October 31, 2015, we also recorded a discrete income tax benefit of $1.5 million for the adjustment of certain unrecognized tax benefits established in connection with the KANA acquisition. The adjustment to the KANA acquisition unrecognized tax benefits resulted in a charge within other expense, net due to the write-off of an indemnification asset. Also, following the receipt of a tax ruling in a foreign jurisdiction in the three months ended April 30, 2015, we reorganized certain operations within the foreign jurisdiction, resulting in a discrete income tax benefit of $3.0 million.

For the nine months ended October 31, 2014, we recorded an income tax benefit of $31.8 million on a pre-tax loss of $1.9 million, which represented an effective income tax benefit rate of 1,694.5%. The income tax benefit was primarily attributable to the release of $45.2 million of Verint valuation allowances in the three months ended April 30, 2014. We maintain valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions. In connection with the acquisition of KANA during the three months ended April 30, 2014, we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, during the three months ended April 30, 2014, we reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded. Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit in the three months ended April 30, 2014 and not as a component of the KANA acquisition accounting. The effective income tax rate was also affected by the mix and levels of income and losses among taxing jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was slightly less than the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related tax benefits. Excluding the income tax benefit attributable to the valuation allowance release, the result for the nine months ended October 31, 2014 was an income tax provision of $13.4 million on a pre-tax loss $1.9 million, resulting in a negative effective income tax rate of 713.4%.

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

We had unrecognized tax benefits of $167.6 million and $159.6 million (excluding interest and penalties) as of October 31, 2015 and January 31, 2015, respectively.  The accrued liability for interest and penalties was $10.2 million and $10.9 million at October 31, 2015 and January 31, 2015, respectively.  Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of October 31, 2015 and January 31, 2015, the total amount of unrecognized tax benefits that, if recognized, would impact our effective income tax rate were approximately $160.3 million and $153.1 million, respectively.  We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  Further, we believe that it is reasonably possible that the total amount of unrecognized tax benefits at October 31, 2015 could decrease by approximately $5.8 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation.  Such decreases may involve the payment of additional taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate.  We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

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

We review the fair value hierarchy classification of our applicable assets and liabilities at each reporting period. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. We did not identify any transfers between levels of the fair value measurement hierarchy during the nine months ended October 31, 2015 and 2014.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of October 31, 2015 and January 31, 2015:

	October 31, 2015
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$156	$—	$—
Short-term investments, classified as available-for-sale	—	94,897	—
Foreign currency forward contracts	—	1,812	—
Total assets	$156	$96,709	$—
Liabilities:
Foreign currency forward contracts	$—	$708	$—
Contingent consideration - business combinations	—	—	25,669
Total liabilities	$—	$708	$25,669

	January 31, 2015
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$183	$—	$—
Commercial paper (1)	—	2,999	—
Short-term investments, classified as available-for-sale	—	13,842	—
Foreign currency forward contracts	—	763	—
Total assets	$183	$17,604	$—
Liabilities:
Foreign currency forward contracts	$—	$9,540	$—
Contingent consideration - business combinations	—	—	14,507
Total liabilities	$—	$9,540	$14,507

(1) Commercial paper investments with remaining maturities of 90 days or less at time of purchase, classified within cash and cash equivalents.

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended October 31, 2015 and 2014:

	Nine Months Ended October 31,
(in thousands)	2015	2014
Fair value measurement at beginning of period	$14,507	$17,307
Contingent consideration liabilities recorded for business combinations	16,238	4,947
Changes in fair values, recorded in operating expenses	(132)	618
Payments of contingent consideration	(4,944)	(10,037)
Foreign currency translation and other	—	(56)
Fair value measurement at end of period	$25,669	$12,779

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 2.0% to 41.7% in our calculations of the estimated fair values of our contingent consideration liabilities as of October 31, 2015. We utilized discount rates ranging from 2.0% to 41.7% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2015.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $411 million and $409 million at October 31, 2015 and January 31, 2015, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices provided to us as at each of October 31, 2015 and January 31, 2015 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders. We had no revolving credit borrowings at October 31, 2015 and January 31, 2015.

The estimated fair values of our Notes were approximately $405 million and $427 million at October 31, 2015 and January 31, 2015, respectively. The estimated fair values of the Notes are determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consisted only of foreign currency forward contracts with notional amounts of $152.4 million and $156.8 million as of October 31, 2015 and January 31, 2015, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of October 31, 2015 and January 31, 2015 were as follows:

		Fair Value at
		October 31,	January 31,
(in thousands)	Balance Sheet Classification	2015	2015
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$963	$164
Not designated as hedging instruments	Prepaid expenses and other current assets	849	599
Total derivative assets		$1,812	$763

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$649	$9,194
Not designated as hedging instruments	Accrued expenses and other current liabilities	59	346
Total derivative liabilities		$708	$9,540

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on other comprehensive income ("OCI") and on the condensed consolidated statements of operations for the three and nine months ended October 31, 2015 and 2014 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2015	2014	2015	2014
Net (losses) gains recognized in OCI:
Foreign currency forward contracts	$(2,568)	$(10,508)	$1,396	$(8,054)

Net (losses) gains reclassified from OCI to the condensed consolidated statements of operations:
Foreign currency forward contracts	$(1,882)	$(876)	$(7,947)	$993

For information regarding the line item locations of the net (losses) gains on foreign currency forward contracts reclassified out of OCI into the condensed consolidated condensed statements of operations, see Note 8, "Stockholders' Equity".

There were no gains or losses from ineffectiveness of these cash flow hedges recorded for the three and nine months ended October 31, 2015 and 2014. All of the foreign currency forward contracts underlying the $0.3 million of net unrealized gains recorded in our accumulated other comprehensive loss at October 31, 2015 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and nine months ended October 31, 2015 and 2014 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)		2015	2014	2015	2014
Foreign currency forward contracts	Other (expense) income, net	$309	$1,562	$583	$1,665

12.	STOCK-BASED COMPENSATION

Correction of Immaterial Overstatement of Expenses

Please refer to Note 1, "Basis of Presentation and Significant Accounting Policies" for information regarding the correction of an immaterial overstatement of stock-based compensation expense as reported in our previously issued condensed consolidated financial statements as of and for the three and six months ended July 31, 2015.

2015 Stock-Based Compensation Plan

On June 25, 2015, our stockholders approved the Verint Systems Inc. 2015 Long-Term Stock Incentive Plan (the "2015 Plan"). The 2015 Plan authorizes our board of directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance awards, other stock-based awards, and performance compensation awards. Subject to adjustment as provided in the 2015 Plan, an aggregate of up to 9,700,000 shares of our common stock may be issued or transferred in connection with awards under the 2015 Plan. Each stock option or stock-settled stock appreciation right granted under the 2015 Plan will reduce the available plan capacity by one share and each other award denominated in shares that is granted under the 2015 Plan will reduce the available plan capacity by 2.29 shares.

Upon approval of the 2015 Plan on June 25, 2015, additional awards are no longer permitted under our other stock-based compensation plans. Awards outstanding at June 25, 2015 under our other stock-based compensation plans were not impacted by approval of the 2015 Plan.

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and nine months ended October 31, 2015 and 2014:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2015	2014	2015	2014
Cost of revenue - product	$431	$224	$1,051	$675
Cost of revenue - service and support	1,761	941	4,023	2,816
Research and development, net	2,583	1,271	6,445	3,881
Selling, general and administrative	11,649	10,190	38,738	31,181
Total stock-based compensation expense	$16,424	$12,626	$50,257	$38,553

The following table summarizes stock-based compensation expense by type of award for the three and nine months ended October 31, 2015, and 2014:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2015	2014	2015	2014
Restricted stock units and restricted stock awards	$14,187	$11,942	$43,771	$35,373
Stock options	—	—	—	15
Phantom stock units	27	40	158	120
Stock bonus program and bonus share program	2,210	644	6,328	3,045
Total stock-based compensation expense	$16,424	$12,626	$50,257	$38,553

Total stock-based compensation expense by classification was as follows for the three and nine months ended October 31, 2015, and 2014:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2015	2014	2015	2014
Equity-classified awards	$14,187	$11,942	$43,771	$35,702
Stock bonus program and other reclassifications	—	—	—	(654)
Total equity-settled awards	14,187	11,942	43,771	35,048
Liability-classified awards	2,237	684	6,486	3,505
Total stock-based compensation expense	$16,424	$12,626	$50,257	$38,553

The increase in stock-based compensation expense during the three and nine months ended October 31, 2015, compared to the corresponding prior-year periods, resulted primarily from the combination of an increase in the number of outstanding RSUs, higher expenses associated with performance-based RSUs, a general increase in the price of our common stock, which is used to determine the grant-date fair value of an RSU, and a bonus share program, further details for which appear below under "Bonus Share Program".

Awards under our stock bonus program are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of our common stock. Amounts reported in the stock bonus program and other reclassifications caption in the preceding table, if any, primarily represent stock bonus expenses recognized in those periods for awards that were subsequently settled with equity during the nine months ended October 31, 2015 and 2014. Expenses associated with stock bonus program awards that remained outstanding as of October 31, 2015 and 2014 are reflected within other liability-classified awards in the preceding table. Our other liability-classified awards include our phantom stock awards and certain discretionary bonuses. Upon settlement of other liability-classified awards with equity, compensation expense associated with those awards is reported within equity-classified awards in the table above.

Restricted Stock Units

We periodically award restricted stock units to our directors, officers, and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting.

The following table summarizes restricted stock unit activity and related information for the nine months ended October 31, 2015:

(in thousands, except per share data)	Number of RSUs	Weighted-Average Grant Date Fair Value
RSUs outstanding, January 31, 2015	2,545	$40.96
RSUs granted	1,604	$64.23
RSUs released	(1,300)	$39.74
RSUs forfeited	(226)	$49.14
RSUs outstanding, October 31, 2015	2,623	$55.10

Substantially all of the restricted stock units granted during the year ended January 31, 2013 included a provision which allows those awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of October 31, 2015, for such awards that remain outstanding, settlement of these awards with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards.

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

As of October 31, 2015, there was approximately $98.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years. The unrecognized compensation expense does not include compensation expense related to shares for which a grant date has been established but the requisite service period has not begun.

Stock Bonus Program

Our stock bonus program permits eligible employees to receive a portion of their earned bonuses, otherwise payable in cash, in the form of discounted shares of our common stock. Executive officers have been eligible to participate in this program from and after the year ended January 31, 2014 to the extent that shares remained available for awards following the enrollment of all other participants. Shares awarded to executive officers with respect to the discount feature of the program are subject to a one-year vesting period. This program is subject to annual funding approval by our board of directors and an annual cap on the number of shares that can be issued. Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-day trailing average price of our common stock when the awards are calculated, reduced by a discount determined by the board of directors each year (the "discount"). To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash. Obligations under this program are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of common stock determined using a discounted average price of our common stock.

For the year ended January 31, 2015, our board of directors approved up to 125,000 shares of common stock for awards under the program and a discount of 15%.

The following table summarizes activity under the stock bonus program during the nine months ended October 31, 2015 and 2014:

	Nine Months Ended October 31,
(in thousands)	2015	2014
Shares in lieu of cash bonus - granted and released	43	82
Shares in respect of discount:
Granted	7	12
Released	5	9

On March 19, 2015, our board of directors approved up to 125,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the year ending January 31, 2016 (the "2016 Stock Bonus Program").

Bonus Share Program

In February 2015, our board of directors authorized the use of shares of common stock available under our equity incentive plans to award up to approximately $4.7 million in discretionary bonuses in respect of performance during the year ended January 31, 2015 to employees other than executive officers, subject to certain limitations on the aggregate number of shares that may be issued. There is no discount feature associated with awards under the bonus share program. Similar to the accounting for the stock bonus program, obligations for these bonuses are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known, to be settled with a variable number of shares of common stock. During the three months ended July 31, 2015, approximately 74,000 shares of common stock were awarded and released under the bonus share program in respect of the year ended January 31, 2015.

In March 2015, our board of directors authorized the continuation of the bonus share program in respect of bonuses for the year ending January 31, 2016, and has approved up to 75,000 shares of common stock, plus any shares not used under the 2016 Stock Bonus Program, for awards under this program in respect of the year ending January 31, 2016 (not to exceed 200,000 shares in aggregate between the two programs). Shares awarded in respect of the bonus share program period ending January 31, 2016 are expected to be issued during the first half of the year ending January 31, 2017.

The combined accrued liabilities for the stock bonus program and the bonus share program were $6.6 million and $8.0 million at October 31, 2015 and January 31, 2015, respectively.

Other Stock-Based Compensation Awards

We periodically grant stock options, phantom stock, and restricted stock awards to our directors, officers, and other employees. Activity for these awards was not significant for the nine months ended October 31, 2015 and 2014.

13.	COMMITMENTS AND CONTINGENCIES

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, for the nine months ended October 31, 2015 and 2014:

	Nine Months Ended October 31,
(in thousands)	2015	2014
Warranty liability at beginning of period	$633	$706
Provision charged to (credited against) expenses	187	(93)
Warranty charges	(120)	—
Foreign currency translation and other	(2)	(5)
Warranty liability at end of period	$698	$608

Operating Leases

During the three months ended October 31, 2015, we entered into a new operating lease for a facility in Herzeliya, Israel, the term of which we expect to commence on or about February 1, 2016.  The aggregate minimum lease commitment over the 12-year term of this new lease, excluding operating expenses, is approximately $40.5 million.

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

On April 4, 2012, Ms. Deutsch and Ms. Katriel filed an uncontested motion to consolidate and amend their claims and on June 7, 2012, the District Court allowed Ms. Deutsch and Ms. Katriel to file the consolidated class certification motion and an amended consolidated complaint against VSL, CTI, and Comverse Limited. Following CTI's announcement of its intention to effect the distribution of all of the issued and outstanding shares of capital stock of its former subsidiary, Comverse, Inc., on July 12, 2012, the plaintiffs filed a motion requesting that the District Court order CTI to set aside up to $150.0 million in assets to secure any future judgment. The District Court ruled that it would not decide this motion until the Deutsch and Katriel class certification motion was heard. Plaintiffs initially filed a motion to appeal this ruling in August 2012, but subsequently withdrew it in July 2014.

Prior to the consummation of the Comverse share distribution, CTI either sold or transferred substantially all of its business operations and assets (other than its equity ownership interests in us and Comverse) to Comverse or unaffiliated third parties. On October 31, 2012, CTI completed the Comverse share distribution, in which it distributed all of the outstanding shares of common stock of Comverse to CTI's shareholders. As a result of the Comverse share distribution, Comverse became an independent public company and ceased to be a wholly owned subsidiary of CTI, and CTI ceased to have any material assets other than its equity interest in us. On September 9, 2015, Comverse changed its name to Xura, Inc. ("Xura").

On February 4, 2013, we merged with CTI. As a result of the merger, we have assumed certain rights and liabilities of CTI, including any liability of CTI arising out of the Deutsch District Action and the Katriel District Action. However, under the terms of the Distribution Agreement between CTI and Comverse relating to the Comverse share distribution, we, as successor to CTI, are entitled to indemnification from Comverse (now Xura) for any losses we suffer in our capacity as successor-in-interest to CTI in connection with the Deutsch District Action and the Katriel District Action.

Following an unsuccessful mediation process, the proceeding before the District Court resumed and the parties have filed summations on the plaintiffs’ motion to certify the suit as a class action, which remain under consideration by the District Court.

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

Operating results by segment for the three and nine months ended October 31, 2015 and 2014 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2015	2014	2015	2014
Revenue:
Enterprise Intelligence
Segment revenue	$161,365	$171,270	$468,947	$506,382
Revenue adjustments	(1,168)	(5,744)	(2,477)	(25,263)
	160,197	165,526	466,470	481,119
Communications Intelligence
Segment revenue	95,064	93,241	293,941	256,688
Revenue adjustments	(122)	(201)	(851)	(523)
	94,942	93,040	293,090	256,165
Video Intelligence
Segment revenue	28,915	24,008	89,912	79,499
Revenue adjustments	—	—	—	—
	28,915	24,008	89,912	79,499
Total revenue	$284,054	$282,574	$849,472	$816,783

Segment contribution:
Enterprise Intelligence	$64,699	$67,750	$172,023	$195,320
Communications Intelligence	28,991	32,495	93,398	79,966
Video Intelligence	7,683	4,500	25,769	18,108
Total segment contribution	101,373	104,745	291,190	293,394

Unallocated expenses, net:
Amortization of acquired intangible assets	19,956	19,463	59,262	57,142
Stock-based compensation	16,424	12,626	50,257	38,553
Other unallocated expenses	42,665	48,298	141,023	160,875
Total unallocated expenses, net	79,045	80,387	250,542	256,570
Operating income	22,328	24,358	40,648	36,824
Other expense, net	(12,307)	(8,119)	(32,088)	(38,700)
Income (loss) before provision (benefit) for income taxes	$10,021	$16,239	$8,560	$(1,876)

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

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the nine months ended October 31, 2015 and 2014.  The allocations of goodwill and acquired intangible assets by operating segment appear in Note 5, "Intangible Assets and Goodwill".

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

There were no significant changes to our critical accounting policies and estimates during the nine months ended October 31, 2015.

Correction of Immaterial Overstatement of Expenses

During the three months ended October 31, 2015, we identified an overstatement of stock-based compensation expense for the three months ended July 31, 2015, as reported in our previously issued condensed consolidated financial statements as of and for the three and six months ended July 31, 2015. We assessed the materiality of the misstatement, in accordance with guidance provided in SEC Staff Accounting Bulletin No. 99, and concluded that the misstatement was not material to the condensed consolidated financial statements as of and for the three and six months ended July 31, 2015.  Nonetheless, the accompanying condensed consolidated financial statements as of and for the three and nine months ended October 31, 2015, and the information provided in this management's discussion and analysis, reflect the impact of our retroactive correction of this immaterial misstatement in our operating results as of and for the three and six months ended July 31, 2015. We will also reflect the correction of this immaterial misstatement when operating results as of and for the three and six months ended July 31, 2015 are presented as comparable prior period amounts in our future filings.

Further information regarding the correction of this immaterial misstatement appears in Note 1, "Basis of Presentation and Significant Accounting Policies" to our condensed consolidated financial statements included under Part I, Item 1 of this report.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and nine months ended October 31, 2015 and 2014:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2015	2014	2015	2014
Revenue	$284,054	$282,574	$849,472	$816,783
Operating income	$22,328	$24,358	$40,648	$36,824
Net income attributable to Verint Systems Inc.	$7,634	$10,670	$133	$26,348
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.12	$0.18	$0.00	$0.46
Diluted	$0.12	$0.17	$0.00	$0.45

Three Months Ended October 31, 2015 compared to Three Months Ended October 31, 2014. Our revenue increased approximately $1.5 million, or 1%, to $284.1 million in the three months ended October 31, 2015 from $282.6 million in the three months ended October 31, 2014. The increase consisted of a $4.3 million increase in service and support revenue, partially offset by a $2.7 million decrease in product revenue.  In our Communications Intelligence segment, revenue increased approximately $1.9 million, or 2%, from $93.0 million in the three months ended October 31, 2014 to $94.9 million in the three months ended October 31, 2015.  The increase consisted of a $4.2 million increase in service and support revenue, partially offset by a $2.3 million decrease in product revenue. In our Video Intelligence segment, revenue increased approximately $4.9 million, or 20%, from $24.0 million in the three months ended October 31, 2014 to $28.9 million in the three months ended October 31, 2015.  In our Enterprise Intelligence segment, revenue decreased $5.3 million, or approximately 3%, from $165.5 million in the three months ended October 31, 2014 to $160.2 million in the three months ended October 31, 2015.  As noted below, revenue for the three months ended October 31, 2015, when compared to revenue for the three months ended October 31, 2014, was unfavorably impacted by movements in foreign currency exchange rates, compared to foreign currency exchange rates in effect during the three months ended October 31, 2014. For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, in Europe, the Middle East and Africa ("EMEA"), and in the Asia-Pacific ("APAC") regions represented approximately 54%, 29%, and 17% of our total revenue, respectively, in the three months ended October 31, 2015, compared to approximately 53%, 33%, and 14%, respectively, in the three months ended October 31, 2014. Further details of changes in revenue are provided below.

Operating income was $22.3 million in the three months ended October 31, 2015 compared to $24.4 million in the three months ended October 31, 2014.  This decrease in operating income was primarily due to a $3.0 million decrease in gross profit, from $181.5 million to $178.5 million, partially offset by a $0.9 million decrease in operating expenses, from $157.1 million to $156.2 million. The decrease in operating expenses consisted of a $2.8 million decrease in selling, general and administrative expenses and a $0.5 million decrease in amortization of other acquired intangible assets, partially offset by a $2.4 million increase in net research and development expenses. Further details of changes in operating income are provided below. The decrease in gross profit was primarily due to decreased gross profit in our Enterprise Intelligence segment.

Net income attributable to Verint Systems Inc. was $7.6 million, and diluted net income per common share was $0.12, in the three months ended October 31, 2015 compared to net income attributable to Verint Systems Inc. of $10.7 million, and diluted net income per common share of $0.17, in the three months ended October 31, 2014.  The decrease in net income attributable to Verint Systems Inc. and diluted net income per common share in the three months ended October 31, 2015 was primarily due to decreased operating income described above, a $1.3 million decrease in net gains on derivative financial instruments, a $0.6 million increase in net foreign currency losses, and a $2.5 million increase in other expense, net. These increases were partially offset by a $3.2 million decrease in our provision for income taxes. Further details of changes in total other expense, net, are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the three months ended October 31, 2015 to average exchange rates for the three months ended October 31, 2014, the U.S. dollar strengthened relative to the British pound sterling, euro, Australian dollar, Brazilian real, Singapore dollar, and Israeli shekel, resulting in an overall decrease in our revenue, cost of revenue. and operating expenses on a U.S. dollar-denominated basis.  For the three months ended October 31, 2015, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended October 31, 2014, our revenue would have been approximately $12.5 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $12.6 million higher, which would have resulted in a $0.1 million decrease in operating income.

Nine Months Ended October 31, 2015 compared to Nine Months Ended October 31, 2014. Our revenue increased approximately $32.7 million, or 4%, to $849.5 million in the nine months ended October 31, 2015 from $816.8 million in the nine months ended October 31, 2014. The increase consisted of a $32.2 million increase in service and support revenue and a $0.5 million increase in product revenue.  In our Enterprise Intelligence segment, revenue decreased $14.6 million, or approximately 3%, from $481.1 million in the nine months ended October 31, 2014 to $466.5 million in the nine months ended October 31, 2015. The decrease consisted of a $19.6 million decrease in product revenue, partially offset by a $5.0 million increase in service revenue. In our Communications Intelligence segment, revenue increased approximately $36.9 million, or 14%, from $256.2 million in the nine months ended October 31, 2014 to $293.1 million in the nine months ended October 31, 2015.  The increase consisted of a $24.5 million increase in service and support revenue and a $12.4 million increase in product revenue. In our Video Intelligence segment, revenue increased approximately $10.4 million, or 13%, from $79.5 million in the nine months ended October 31, 2014 to $89.9 million in the nine months ended October 31, 2015, primarily due to an increase in product revenue.  As noted below, revenue for the nine months ended October 31, 2015, when compared to revenue for the nine months ended October 31, 2014, was unfavorably impacted by movements in foreign currency exchange rates, compared to foreign currency exchange rates in effect during the nine months ended October 31, 2014. For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, EMEA, and APAC regions represented approximately 52%, 31%, and 17% of our total revenue in each of the nine months ended October 31, 2015 and 2014. Further details of changes in revenue are provided below.

Operating income was $40.6 million in the nine months ended October 31, 2015 compared to $36.8 million in the nine months ended October 31, 2014.  This increase in operating income was primarily due to a $11.9 million increase in gross profit from $510.3 million to $522.2 million, partially offset by a $8.1 million increase in operating expenses, from $473.5 million to $481.6 million. The increase in gross profit was primarily due to increased gross profit in our Communications Intelligence segment. The increase in operating expenses consisted of a $6.3 million increase in net research and development expenses and a $3.6 million increase in selling, general and administrative expenses, partially offset by a $1.7 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. was $0.1 million, and net income per common share was $0.00, in the nine months ended October 31, 2015 compared to net income attributable to Verint Systems Inc. of $26.3 million, and diluted net income per common share of $0.45, in the nine months ended October 31, 2014.  The decrease in net income attributable to Verint Systems Inc. and diluted net income per common share in the nine months ended October 31, 2015 was primarily due to a $36.9 million decrease in our benefit for income taxes, from a benefit of $31.8 million in the nine months ended October 31, 2014 to an expense of $5.1 million in the nine months ended October 31, 2015, and a $9.0 million increase in other expense, net, from a net benefit of $1.3 million in the nine months ended October 31, 2014 to a net expense of $7.7 million in the nine months ended October 31, 2015. These decreases to net income attributable to Verint Systems Inc. were partially offset by our increased operating income, as described above, a $2.7 million decrease in interest expense, and a $12.5 million loss upon early retirement of debt recorded during the nine months ended October 31, 2014, with no comparable loss during the nine months ended October 31, 2015. Further details of changes in total other expense, net, are provided below.

When comparing average exchange rates for the nine months ended October 31, 2015 to average exchange rates for the nine months ended October 31, 2014, the U.S. dollar strengthened relative to the British pound sterling, euro, Australian dollar, Brazilian real, Israeli shekel, and Singapore dollar, resulting in an overall decrease in our revenue, cost of revenue, and operating expenses on a U.S. dollar-denominated basis.  For the nine months ended October 31, 2015, had foreign currency exchange rates remained unchanged from rates in effect for the nine months ended October 31, 2014, our revenue would have been approximately $36.0 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $39.4 million higher, which would have resulted in a $3.4 million decrease in operating income.

As of October 31, 2015, we employed approximately 4,800 professionals, including part-time employees and certain contractors, as compared to approximately 4,700 at October 31, 2014.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the three and nine months ended October 31, 2015 and 2014:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2015	2014	2015 - 2014	2015	2014	2015 - 2014
Enterprise Intelligence	$160,197	$165,526	(3)%	$466,470	$481,119	(3)%
Communications Intelligence	94,942	93,040	2%	293,090	256,165	14%
Video Intelligence	28,915	24,008	20%	89,912	79,499	13%
Total revenue	$284,054	$282,574	1%	$849,472	$816,783	4%

Revenue for each operating segment for the three and nine months ended October 31, 2015 was unfavorably impacted by movements in foreign currency exchange rates, compared to foreign currency exchange rates in effect during the three and nine months ended October 31, 2014, as described above in "Overview of Operating Results".

Enterprise Intelligence Segment

Three Months Ended October 31, 2015 compared to Three Months Ended October 31, 2014. Enterprise Intelligence revenue decreased approximately $5.3 million, or 3%, from $165.5 million in the three months ended October 31, 2014 to $160.2 million in the three months ended October 31, 2015.  The decrease consisted of a $4.0 million decrease in product revenue and a $1.3 million decrease in service and support revenue. The decrease in product revenue primarily reflects a lower aggregate value of executed license arrangements, which comprises the majority of our product revenue and which can fluctuate from period to period. The decrease in service and support revenue was primarily due to a decrease in revenue from professional services and consulting projects in the three months ended October 31, 2015.

Nine Months Ended October 31, 2015 compared to Nine Months Ended October 31, 2014. Enterprise Intelligence revenue decreased approximately $14.6 million, or 3%, from $481.1 million in the nine months ended October 31, 2014 to $466.5 million in the nine months ended October 31, 2015.  The decrease consisted of a $19.6 million decrease in product revenue, partially offset by a $5.0 million increase in service and support revenue. The decrease in product revenue primarily reflects a lower aggregate value of executed license arrangements, which comprises the majority of our product revenue and which can fluctuate from period to period. The increase in service and support revenue was primarily due to an increase in our customer install base, and the related support revenue generated from this customer base during the nine months ended October 31, 2015, as well as increased revenue from new service offerings in the nine months ended October 31, 2015. The continued growth of service revenue on a year over year basis is attributable to various factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in our standard arrangements, and growth in our customer install base.

Communications Intelligence Segment

Three Months Ended October 31, 2015 compared to Three Months Ended October 31, 2014. Communications Intelligence revenue increased approximately $1.9 million, or 2%, from $93.0 million in the three months ended October 31, 2014 to $94.9 million in the three months ended October 31, 2015.  The increase consisted of a a $4.2 million increase in service and support revenue, partially offset by a $2.3 million decrease in product revenue. The increase in service and support revenue was primarily attributable to an increase in progress realized during the current year on projects with revenue recognized using the percentage of completion ("POC") method, some of which commenced in the previous fiscal year, and an increase in support revenue from new and existing customers. The decrease in product revenue was primarily due to a decrease in product deliveries to customers, partially offset by an increase in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in the previous fiscal year.

Nine Months Ended October 31, 2015 compared to Nine Months Ended October 31, 2014. Communications Intelligence revenue increased approximately $36.9 million, or 14%, from $256.2 million in the nine months ended October 31, 2014 to $293.1 million in the nine months ended October 31, 2015.  The increase consisted of a $24.5 million increase in service and support revenue and a $12.4 million increase in product revenue. The increase in service and support revenue was primarily attributable to an increase in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in the previous fiscal year, and an increase in support revenue from new and existing customers. The increase in product revenue was primarily due to an increase in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in the previous fiscal year, and an increase in product deliveries to customers.

Video Intelligence Segment

Three Months Ended October 31, 2015 compared to Three Months Ended October 31, 2014. Video Intelligence revenue increased approximately $4.9 million, or 20%, from $24.0 million in the three months ended October 31, 2014 to $28.9 million in the three months ended October 31, 2015.  The increase was primarily attributable to an increase in product deliveries to customers during the three months ended October 31, 2015 compared to the three months ended October 31, 2014.

Nine Months Ended October 31, 2015 compared to Nine Months Ended October 31, 2014. Video Intelligence revenue increased approximately $10.4 million, or 13%, from $79.5 million in the nine months ended October 31, 2014 to $89.9 million in the nine months ended October 31, 2015.  The increase was primarily attributable to an increase in product deliveries to customers during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014.

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

The following table sets forth product revenue and service and support revenue for the three and nine months ended October 31, 2015 and 2014:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2015	2014	2015 - 2014	2015	2014	2015 - 2014
Product revenue	$115,573	$118,346	(2)%	$340,139	$339,657	—%
Service and support revenue	168,481	164,228	3%	509,333	477,126	7%
Total revenue	$284,054	$282,574	1%	$849,472	$816,783	4%

Product Revenue

Three Months Ended October 31, 2015 compared to Three Months Ended October 31, 2014. Product revenue decreased approximately $2.7 million, or 2%, from $118.3 million for the three months ended October 31, 2014 to $115.6 million for the three months ended October 31, 2015, resulting from a $4.0 million decrease in our Enterprise Intelligence segment and a $2.3 million decrease in our Communications Intelligence segment, partially offset by a $3.6 million increase in our Video Intelligence segment.

Nine Months Ended October 31, 2015 compared to Nine Months Ended October 31, 2014. Product revenue increased approximately $0.5 million, from $339.7 million for the nine months ended October 31, 2014 to $340.1 million for the nine months ended October 31, 2015, resulting from a $12.4 million increase in our Communications Intelligence segment and a $7.7 million increase in our Video Intelligence segment, offset by a $19.6 million decrease in our Enterprise Intelligence segment.

For additional information see "—Revenue by Operating Segment".

Service and Support Revenue

Three Months Ended October 31, 2015 compared to Three Months Ended October 31, 2014. Service and support revenue increased approximately $4.3 million, or 3%, from $164.2 million for the three months ended October 31, 2014 to $168.5 million for the three months ended October 31, 2015.  This increase was primarily attributable to increases of $4.2 million, and $1.4 million in our Communications Intelligence and Video Intelligence segments, respectively, partially offset by a $1.3 million decrease in our Enterprise Intelligence segment.

Nine Months Ended October 31, 2015 compared to Nine Months Ended October 31, 2014. Service and support revenue increased approximately $32.2 million, or 7%, from $477.1 million for the nine months ended October 31, 2014 to $509.3 million for the nine months ended October 31, 2015.  This increase was primarily attributable to increases of $24.5 million, $5.0 million, and $2.7 million in our Communications Intelligence, Enterprise Intelligence, and Video Intelligence segments, respectively.

For additional information see "— Revenue by Operating Segment".

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the three and nine months ended October 31, 2015 and 2014:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2015	2014	2015 - 2014	2015	2014	2015 - 2014
Cost of product revenue	$34,982	$32,925	6%	$111,756	$104,524	7%
Cost of service and support revenue	61,475	60,082	2%	188,576	178,939	5%
Amortization of acquired technology	9,060	8,096	12%	26,896	23,018	17%
Total cost of revenue	$105,517	$101,103	4%	$327,228	$306,481	7%

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

Three Months Ended October 31, 2015 compared to Three Months Ended October 31, 2014. Cost of product revenue increased approximately $2.1 million, or 6%, from $32.9 million in the three months ended October 31, 2014 to $35.0 million in the three months ended October 31, 2015. Our overall product gross margins decreased to 70% in the three months ended October 31, 2015 from 72% in the three months ended October 31, 2014. As noted above, certain costs are not allocated to our operating segments when we calculate product gross margins by operating segment. Product gross margins in our Enterprise Intelligence segment were 94% in each of the three months ended October 31, 2015 and 2014. Product gross margins in our Communications Intelligence segment decreased from 62% in the three months ended October 31, 2014 to 61% in the three months ended October 31, 2015 primarily due to a change in product mix.  Product gross margins in our Video Intelligence segment increased to 60% in the three months ended October 31, 2015 from 57% in the three months ended October 31, 2014 due to a change in product mix.

Nine Months Ended October 31, 2015 compared to Nine Months Ended October 31, 2014. Cost of product revenue increased approximately $7.3 million, or 7%, from $104.5 million in the nine months ended October 31, 2014 to $111.8 million in the nine months ended October 31, 2015 primarily due to a $2.8 million increase in employee compensation, a $2.7 million increase in contractor expense, and a $0.7 million increase in travel expenses, each primarily in our Communications Intelligence segment. For the nine months ended October 31, 2015, we recorded a $2.3 million charge for the impairment of certain technology assets associated with a prior business combination in our Communications Intelligence segment. For the nine months ended October 31, 2014, we recorded a $2.6 million charge for the impairment of certain capitalized software development costs, reflecting strategy changes in certain product development initiatives in our Communications Intelligence segment as a result of the UTX acquisition. Our overall product gross margins decreased to 67% in the nine months ended October 31, 2015 from 69% in the nine months ended October 31, 2014. As noted above, certain costs are not allocated to our operating segments when we calculate product gross margins by operating segment. Product gross margins in our Enterprise Intelligence segment decreased to 93% in the nine months ended October 31, 2015 from 94% in the nine months ended October 31, 2014. Product gross margins in our Communications Intelligence segment increased from 60% in the nine months ended October 31, 2014 to 61% in the nine months ended October 31, 2015 primarily due to a change in product mix.  Product gross margins in our Video Intelligence segment were 60% in each of the nine months ended October 31, 2015 and 2014.

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

Three Months Ended October 31, 2015 compared to Three Months Ended October 31, 2014. Cost of service and support revenue increased approximately $1.4 million, or 2%, from $60.1 million in the three months ended October 31, 2014 to $61.5 million in the three months ended October 31, 2015. The increase is primarily attributable to a $1.3 million increase in contractor expenses resulting from increased use of contractors in the three months ended October 31, 2015 compared to the three months ended October 31, 2014 to support an overall increase in service revenue. Our overall service and support gross margins increased from 63% in the three months ended October 31, 2014 to 64% in the three months ended October 31, 2015.

Nine Months Ended October 31, 2015 compared to Nine Months Ended October 31, 2014. Cost of service and support revenue increased approximately $9.7 million, or 5%, from $178.9 million in the nine months ended October 31, 2014 to $188.6 million in the nine months ended October 31, 2015. The increase is primarily attributable to a $10.1 million increase in employee compensation and related expenses due primarily to increased services and support employee headcount in our Enterprise Intelligence and Communications Intelligence segments, partially offset by a $1.4 million decrease in travel expenses primarily in our Enterprise Intelligence segment. Our overall service and support gross margins increased from 62% in the nine months ended October 31, 2014 to 63% in the nine months ended October 31, 2015.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended October 31, 2015 compared to Three Months Ended October 31, 2014. Amortization of acquired technology increased approximately $1.0 million, or 12%, from $8.1 million in the three months ended October 31, 2014 to $9.1 million in the three months ended October 31, 2015 primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed subsequent to October 31, 2014.

Nine Months Ended October 31, 2015 compared to Nine Months Ended October 31, 2014. Amortization of acquired technology increased approximately $3.9 million, or 17%, from $23.0 million in the nine months ended October 31, 2014 to $26.9 million in the nine months ended October 31, 2015 primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed subsequent to October 31, 2014.

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

The following table sets forth research and development, net for the three and nine months ended October 31, 2015 and 2014:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2015	2014	2015 - 2014	2015	2014	2015 - 2014
Research and development, net	$45,443	$43,008	6%	$134,741	$128,408	5%

Three Months Ended October 31, 2015 compared to Three Months Ended October 31, 2014. Research and development, net increased approximately $2.4 million, or 6%, from $43.0 million in the three months ended October 31, 2014 to $45.4 million in the three months ended October 31, 2015.  The increase was primarily attributable to a $1.3 million increase in stock-based compensation expense due primarily to the combination of an increase in the number of outstanding RSUs, higher expenses associated with performance-based RSUs, a general increase in the price of our common stock, which is used to determine the grant-date fair value of an RSU, and our bonus share program, further details for which appear in Note 12, "Stock-Based Compensation" to our condensed consolidated financial statements included under Part I, Item 1 of this report. Contractor expense increased $0.9 million primarily due to increased use of contractors for research and development activities in our

Communications Intelligence and Enterprise Intelligence segments during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014.

Nine Months Ended October 31, 2015 compared to Nine Months Ended October 31, 2014. Research and development, net increased approximately $6.3 million, or 5%, from $128.4 million in the nine months ended October 31, 2014 to $134.7 million in the nine months ended October 31, 2015.  The increase was primarily attributable to a $2.6 million increase in stock-based compensation expense due primarily to the combination of an increase in the number of outstanding RSUs, higher expenses associated with performance-based RSUs, a general increase in the price of our common stock, which is used to determine the grant-date fair value of an RSU, and our bonus share program, further details for which appear in Note 12, "Stock-Based Compensation" to our condensed consolidated financial statements included under Part I, Item 1 of this report. Employee compensation and related expenses increased $1.4 million due primarily to increased research and development employee headcount in our Communications Intelligence segment. Contractor expenses increased $1.8 million due to increased use of contractors for research and development activities in our Communications Intelligence segment during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. Depreciation expense on fixed assets used for research and development activities in our Communications Intelligence segment increased $1.0 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three and nine months ended October 31, 2015 and 2014:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2015	2014	2015 - 2014	2015	2014	2015 - 2014
Selling, general and administrative	$99,870	$102,738	(3)%	$314,489	$310,946	1%

Three Months Ended October 31, 2015 compared to Three Months Ended October 31, 2014. Selling, general and administrative expenses decreased approximately $2.8 million, or 3%, from $102.7 million in the three months ended October 31, 2014 to $99.9 million in the three months ended October 31, 2015. This decrease was primarily attributable to a $1.9 million decrease in employee compensation and related expenses due primarily to a decrease in headcount of general and administrative employees in our Enterprise Intelligence segment, and a decrease in the change in fair value of our obligations under contingent consideration arrangements from a $0.3 million net expense during the three months ended October 31, 2014 to a $1.0 million net benefit during the three months ended October 31, 2015, resulting in a $1.3 million decrease in selling, general, and administrative expense.

Nine Months Ended October 31, 2015 compared to Nine Months Ended October 31, 2014. Selling, general and administrative expenses increased approximately $3.6 million, or 1%, from $310.9 million in the nine months ended October 31, 2014 to $314.5 million in the nine months ended October 31, 2015. Stock-based compensation expense increased $7.6 million due primarily to the combination of an increase in the number of outstanding RSUs, higher expenses associated with performance-based RSUs, a general increase in the price of our common stock, which is used to determine the grant-date fair value of an RSU, and our bonus share program, further details for which appear in Note 12, "Stock-Based Compensation" to our condensed consolidated financial statements included under Part I, Item 1 of this report. Facilities expenses increased $1.1 million due primarily to costs associated with the early termination of a facility lease in the Americas region. Contractor expenses increased $1.3 million due primarily to increased use of contractors for corporate support activities, including activities related to acquisitions and related expenses. These increases were partially offset by a $6.2 million decrease in employee compensation and related expenses due primarily to a decrease in headcount of general and administrative employees in our Enterprise Intelligence segment, and a $0.9 million decrease in travel expenses due primarily to decreased travel expenses in our Enterprise Intelligence segment.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names, and non-compete agreements.

The following table sets forth amortization of other acquired intangible assets for the three and nine months ended October 31, 2015 and 2014:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2015	2014	2015 - 2014	2015	2014	2015 - 2014
Amortization of other acquired intangible assets	$10,896	$11,367	(4)%	$32,366	$34,124	(5)%

Three Months Ended October 31, 2015 compared to Three Months Ended October 31, 2014. Amortization of other acquired intangible assets decreased approximately $0.5 million, or 4%, from $11.4 million in the three months ended October 31, 2014 to $10.9 million in the three months ended October 31, 2015 primarily due to acquired intangible assets from historical business combinations becoming fully amortized subsequent to the three months ended October 31, 2014.

Nine Months Ended October 31, 2015 compared to Nine Months Ended October 31, 2014. Amortization of other acquired intangible assets decreased approximately $1.7 million, or 5%, from $34.1 million in the nine months ended October 31, 2014 to $32.4 million in the nine months ended October 31, 2015 primarily due to acquired intangible assets from historical business combinations becoming fully amortized subsequent to the nine months ended October 31, 2014.

Further discussion regarding our business combinations appears in Note 4, "Business Combinations" to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Income (Expense), Net

The following table sets forth total other expense, net for the three and nine months ended October 31, 2015 and 2014:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2015	2014	2015 - 2014	2015	2014	2015 - 2014
Interest income	$335	$208	61%	$992	$683	45%
Interest expense	(8,467)	(8,494)	—%	(25,365)	(28,103)	(10)%
Losses on early retirements of debt	—	—	—%	—	(12,546)	(100)%
Other (expense) income:
Foreign currency losses	(2,517)	(1,949)	29%	(5,434)	(1,035)	*
Gains on derivatives	309	1,562	(80)%	583	1,666	*
Other, net	(1,967)	554	*	(2,864)	635	*
Total other (expense) income, net	(4,175)	167	*	(7,715)	1,266	*
Total other expense, net	$(12,307)	$(8,119)	52%	$(32,088)	$(38,700)	(17)%

* Percentage is not meaningful.

Three Months Ended October 31, 2015 compared to Three Months Ended October 31, 2014. Total other expense, net, increased by $4.2 million from $8.1 million in the three months ended October 31, 2014 to $12.3 million in the three months ended October 31, 2015.

We recorded $2.5 million of net foreign currency losses in the three months ended October 31, 2015 compared to $1.9 million of net foreign currency losses in the three months ended October 31, 2014.  Foreign currency losses in the three months ended October 31, 2015 resulted primarily from strengthening of the U.S. dollar against the Singapore dollar, resulting in foreign currency losses on Singapore dollar-denominated net assets in certain entities which use a U.S. dollar functional currency and foreign currency losses on U.S dollar-denominated net liabilities in certain entities which use a Singapore dollar functional currency. Also contributing to the loss was the strengthening of the U.S. dollar against the British pound sterling, resulting in foreign currency losses on U.S dollar-denominated net liabilities in certain entities which use a British pound sterling functional currency.

Other, net, was a $2.0 million net expense in the three months ended October 31, 2015 compared to a net benefit of $0.6 million in the three months ended October 31, 2014. Other, net, expense in the three months ended October 31, 2015 consisted primarily of write-offs of indemnification assets associated with tax liabilities recorded in connection with prior business combinations.

Nine Months Ended October 31, 2015 compared to Nine Months Ended October 31, 2014. Total other expense, net, decreased by $6.6 million from $38.7 million in the nine months ended October 31, 2014 to $32.1 million in the nine months ended October 31, 2015.

During the nine months ended October 31, 2014, we recorded a $12.5 million loss upon early retirements of debt. Of this amount, $7.1 million was recorded in connection with the extinguishment of the March 2013 Term Loans, and $5.5 million was recorded in connection with the retirement of $530.0 million of the February 2014 Term Loans and March 2014 Term Loans. Further discussion regarding our Credit Agreement appears in Note 6, "Long-term Debt" to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Interest expense decreased to $25.4 million in the nine months ended October 31, 2015 from $28.1 million in the nine months ended October 31, 2014 primarily due to lower interest rates on outstanding borrowings during the nine months ended October 31, 2015.

We recorded $5.4 million of net foreign currency losses in the nine months ended October 31, 2015 compared to $1.0 million of net foreign currency losses in the nine months ended October 31, 2014.  Foreign currency losses in the nine months ended October 31, 2015 resulted primarily from strengthening of the U.S. dollar against the Singapore dollar, resulting in foreign currency losses on Singapore dollar-denominated net assets in certain entities which use a U.S. dollar functional currency and foreign currency losses on U.S dollar-denominated net liabilities in certain entities which use a Singapore dollar functional currency. Also contributing to the net foreign currency loss was the weakening of the U.S dollar against the British pound sterling, resulting in foreign currency losses on U.S dollar-denominated net assets in certain entities which use a British pound sterling functional currency, and the strengthening of the U.S dollar against the Brazilian real, resulting in foreign currency losses on U.S dollar denominated net liabilities in certain entities which use a Brazilian real functional currency.

Other, net, was a $2.9 million net expense in the nine months ended October 31, 2015 compared to a net benefit of $0.6 million in the nine months ended October 31, 2014. Other, net, expense in the three months ended October 31, 2015 consisted primarily of write-offs of indemnification assets associated with tax liabilities recorded in connection with prior business combinations.

Provision (Benefit) for Income Taxes

The following table sets forth our provision (benefit) for income taxes for the three and nine months ended October 31, 2015 and 2014:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2015	2014	2015 - 2014	2015	2014	2015 - 2014
Provision (benefit) for income taxes	$1,551	$4,766	(67)%	$5,119	$(31,788)	*

* Percentage is not meaningful.

Three Months Ended October 31, 2015 compared to Three Months Ended October 31, 2014. Our effective income tax rate was 15.5% for the three months ended October 31, 2015, compared to an effective income tax rate of 29.3% for the three months ended October 31, 2014.  For the three months ended October 31, 2015, pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was higher than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related tax benefits. In addition, following the receipt of an approval from a foreign government agency and of a tax ruling in a foreign jurisdiction, we adjusted certain unrecognized tax benefits and deferred tax items resulting in net discrete income tax benefits of $3.4 million. We also recorded a discrete income tax benefit of $1.5 million for the adjustment of certain unrecognized tax benefits established in connection with the KANA acquisition. The adjustment to the KANA acquisition unrecognized tax benefits resulted in a charge within other expense, net due to the write-off of an indemnification asset. The result was an income tax provision of $1.6 million on pre-tax income of $10.0 million, which represented an effective income tax rate of 15.5%.

For the three months ended October 31, 2014, pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was higher than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $4.8 million on pre-tax income of $16.2 million, resulting in an effective income tax rate of 29.3%.

Nine Months Ended October 31, 2015 compared to Nine Months Ended October 31, 2014. Our effective income tax rate was 59.8% for the nine months ended October 31, 2015, compared to an effective income tax benefit rate of 1,694.5% for the nine months ended October 31, 2014.  For the nine months ended October 31, 2015, pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was higher than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related tax benefits. In addition, following the receipt in the three months ended October 31, 2015 of an approval from a foreign government agency and of a tax ruling in a foreign jurisdiction, we adjusted certain unrecognized tax benefits and deferred tax items resulting in net discrete income tax benefits of $3.4 million. During the three months ended October 31, 2015, we also recorded a discrete income tax benefit of $1.5 million for the adjustment of certain unrecognized tax benefits established in connection with the KANA acquisition. The adjustment to the KANA acquisition unrecognized tax benefits resulted in a charge within other expense, net due to the write-off of an indemnification asset. Also, following the receipt of a tax ruling in a foreign jurisdiction in the three months ended April 30, 2015, we reorganized certain operations within the foreign jurisdiction, resulting in a discrete income tax benefit of $3.0 million. The result was an income tax provision of $5.1 million on pre-tax income of $8.6 million, which represented an effective income tax rate of 59.8%.

For the nine months ended October 31, 2014, our effective income tax rate was significantly impacted by the release of $45.2 million of Verint valuation allowances. We maintain valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions. In connection with the acquisition of KANA, we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, we reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded. Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit and not as a component of the KANA acquisition accounting. The result was an income tax benefit of $31.8 million on a pre-tax loss of $1.9 million resulting in an effective income tax benefit rate of 1,694.5% for the nine months ended October 31, 2014. The effective income tax rate was also affected by the mix and levels of income and losses among taxing jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was slightly less than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. Excluding the income tax benefit attributable to the valuation allowance release, the result for the nine months ended October 31, 2014 was an income tax provision of $13.4 million on a pre-tax loss $1.9 million, resulting in a negative effective income tax rate of 713.4%.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We have used cash as consideration for substantially all of our historical business acquisitions, including approximately $32 million of net cash expended for business acquisitions during the nine months ended October 31, 2015, and approximately $605 million expended during the year ended January 31, 2015, comprised primarily of the acquisitions of KANA in February 2014 and UTX in April 2014. The acquisition of KANA was funded through a combination of cash on hand, and as described above, incremental term loans and borrowings under our Revolving Credit Facility.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise additional equity or debt capital in the capital markets.

A considerable portion of our operating income is earned outside of the United States. Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (including any long-term portions) held by our subsidiaries outside of the United States were $302.7 million and $297.2 million as of October 31, 2015 and January 31, 2015, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months and for the foreseeable future.

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

The following table summarizes our total cash, cash equivalents, restricted cash and bank time deposits, and short-term investments, as well as our total debt, as of October 31, 2015 and January 31, 2015:

	October 31,	January 31,
(in thousands)	2015	2015
Cash and cash equivalents	$272,260	$285,072
Restricted cash and bank time deposits	17,910	36,920
Short-term investments	94,897	35,751
Total cash, cash equivalents, restricted cash and bank time deposits, and short-term investments	$385,067	$357,743
Total debt, including current portion	$744,363	$736,802

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the nine months ended October 31, 2015 and 2014:

	Nine Months Ended October 31,
(in thousands)	2015	2014
Net cash provided by operating activities	$87,571	$90,241
Net cash used in investing activities	(94,944)	(671,585)
Net cash (used in) provided by financing activities	(5,062)	396,919
Effect of foreign currency exchange rate changes on cash and cash equivalents	(377)	(1,858)
Net decrease in cash and cash equivalents	$(12,812)	$(186,283)

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income, as adjusted for non-cash items and working capital changes. Operating activities generated $87.6 million of net cash during the nine months ended October 31, 2015, compared to $90.2 million generated during the nine months ended October 31, 2014.

As our business grows and we generate higher revenue, we generally expect our operating cash flow to also increase. However, our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the nine months ended October 31, 2015, our investing activities used $94.9 million of net cash, including $59.7 million of net purchases of short-term investments, $20.5 million of payments for property, equipment, and capitalized software development costs, and $31.6 million of net cash utilized for business acquisitions. Partially offsetting those uses was $16.8 million of net cash provided by other investing activities, consisting primarily of decreases in restricted cash and bank time deposits during the period. Restricted cash and bank time deposits are typically short-term deposits used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period.

During the nine months ended October 31, 2014, our investing activities used $671.6 million of net cash, the primary component of which was $602.9 million of net cash utilized for business acquisitions, including KANA in February 2014 and UTX in March 2014. We also had a $37.0 million increase in restricted cash and bank time deposits during this period reflecting deposits associated with several large sales contracts. In addition, we made $20.3 million of payments for property, equipment, and capitalized software development costs, and made $9.8 million of net purchases of short-term investments, during the period.

We had no significant commitments for capital expenditures at October 31, 2015.

Net Cash (Used in) Provided by Financing Activities

For the nine months ended October 31, 2015, our financing activities used $5.1 million of net cash, the most significant portion of which was payments of $4.8 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations.

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

As of October 31, 2015, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of October 31, 2015, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of October 31, 2015, no Warrants had been exercised and all Warrants remained outstanding.

Credit Agreement

In April 2011, we entered into a credit agreement with our lenders, which was amended and restated on March 6, 2013, and further amended on February 3, 2014, March 7, 2014, and June 18, 2014 (the "Credit Agreement"). The Credit Agreement, as amended and restated, provides for senior secured credit facilities, comprised of $943.5 million of term loans, of which $300.0 million was borrowed in February 2014 (the "February 2014 Term Loans") and $643.5 million was borrowed in March 2014 (the "March 2014 Term Loans"), all of which matures in September 2019, and a $300.0 million revolving credit facility maturing in September 2018, subject to increase and reduction from time to time, as described in the Credit Agreement.
At October 31, 2015, $130.7 million and $280.4 million of borrowings were outstanding under the February 2014 Term Loans and March 2014 Term Loans, respectively, currently bearing interest at an annual rate of 3.50%, and there were no outstanding borrowings under the Revolving Credit Facility.

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

The Revolving Credit Facility contains a financial covenant that requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 5.00 to 1 until January 31, 2016 and no greater than 4.50 to 1 thereafter (the "Leverage Ratio Covenant"). At October 31, 2015, our consolidated leverage ratio was approximately 2.3 to 1 compared to a permitted consolidated leverage ratio of 5.00 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $150.0 million the minimum EBITDA required to satisfy the Leverage Ratio Covenant given our outstanding debt as of such date.

Contractual Obligations

Our Annual Report on Form 10-K for the year ended January 31, 2015 includes a table summarizing our contractual obligations of approximately $1.1 billion as of January 31, 2015, including approximately $920 million for long-term debt obligations, including projected future interest. That table appears under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in that report. We believe that our contractual obligations and commercial commitments did not materially change during the nine months ended October 31, 2015.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the nine months ended October 31, 2015, we made $4.9 million of payments under contingent consideration arrangements. As of October 31, 2015, potential future cash payments and earned consideration expected to be paid subsequent to October 31, 2015 under contingent consideration arrangements total $58.3 million, the estimated fair value of which was $25.7 million, including $7.8 million reported in accrued expenses and other current liabilities, and $17.9 million reported in other liabilities. The performance periods associated with these potential payments extend through April 2020.

Off-Balance Sheet Arrangements

As of October 31, 2015, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The section entitled "Quantitative and Qualitative Disclosures About Market Risk" under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2015 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. We believe that our market risk profile did not materially change during the nine months ended October 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 31, 2015.  Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended October 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended October 31, 2015:

Number	Description	Filed Herewith / Incorporated by Reference from
10.1	Consulting Services Agreement dated September 15, 2015 between Verint Systems Ltd. and Meir Sperling	Form 8-K filed on September 18, 2015
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

(1)These exhibits are being "furnished" with this periodic report and are not deemed "filed" with the SEC and are not incorporated by reference in any filing of the company under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verint Systems Inc.

December 2, 2015	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)