Form 10-K
period 2016-01-31
VERINT SYSTEMS INC
filed 2016-03-30
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2015) was approximately $3,583,372,000.

There were 62,266,435 shares of the registrant’s common stock outstanding on March 15, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2016, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

•
risks associated with our ability to keep pace with technological changes, evolving industry standards, and customer challenges, such as the proliferation and strengthening of encryption, to adapt to changing market potential from area to area within our markets, and to successfully develop, launch, and drive demand for new, innovative, high-quality products that meet or exceed customer needs, while simultaneously preserving our legacy businesses;

•	risks due to aggressive competition in all of our markets, including with respect to maintaining margins and sufficient levels of investment in our business;

•	risks created by the continued consolidation of our competitors or the introduction of large competitors in our markets with greater resources than we have;

•
risks associated with our ability to successfully compete for, consummate, and implement mergers and acquisitions, including risks associated with valuations, capital constraints, costs and expenses, maintaining profitability levels, expansion into new areas, management distraction, post-acquisition integration activities, and potential asset impairments;

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

•
risks associated with the mishandling or perceived mishandling of sensitive or confidential information and with security vulnerabilities or lapses, including information technology system breaches, failures, or disruptions;

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

•
challenges associated with pursuing larger sales opportunities that often involve longer sales cycles, including with respect to transaction reductions, deferrals, or cancellations during the sales cycle, our ability to accurately forecast when a sales opportunity will convert to an order, or to forecast revenue and expenses, and increased volatility of our operating results from period to period;

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

•
risks associated with significant leverage resulting from our current debt position or our ability to incur additional debt, including with respect to liquidity considerations, covenant limitations and compliance, fluctuations in interest rates, dilution considerations (with respect to our convertible notes), and our ability to maintain our credit ratings;

•
risks arising as a result of contingent or other obligations or liabilities assumed in our acquisition of our former parent company, Comverse Technology, Inc. (“CTI”), or associated with formerly being consolidated with, and part of a consolidated tax group with, CTI, or as a result of CTI's former subsidiary, Xura, Inc. (formerly, Comverse, Inc.) (“Xura”), being unwilling or unable to provide us with certain indemnities or transition services to which we are entitled;

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

Actionable Intelligence is a necessity in a dynamic world of massive information growth because it empowers organizations with crucial insights and enables decision makers to anticipate, respond, and take action. With Verint solutions and value-added services, organizations of all sizes and across many industries can make more timely and effective decisions. Today, more than 10,000 organizations in 180 countries, including over 80 percent of the Fortune 100, use Verint solutions to improve enterprise performance and make the world a safer place. Verint’s vision is to create A Smarter World with Actionable Intelligence®.

Our Actionable Intelligence solutions help organizations address three important challenges: Customer Engagement Optimization; Security Intelligence; and Fraud, Risk and Compliance. We help our customers capture large amounts of information from numerous data types and sources, use analytics to glean insights from the information, and leverage the resulting Actionable Intelligence to help optimize customer engagement, enhance security, and mitigate risk.

We have established leadership positions in our respective markets by developing highly-scalable, enterprise-class solutions with advanced, integrated analytics for both unstructured and structured information. Our innovative solutions are developed by a large research and development (“R&D”) team comprised of approximately 1,400 professionals and backed by more than 700 patents and patent applications worldwide.

To help our customers maximize the benefits of our technology over the solution lifecycle and provide a high degree of flexibility, we offer a broad range of services, such as strategic consulting, implementation services, training, maintenance, and 24 x 7 support, as well as a broad range of deployment models, including on premises, hosted, managed services, and software as a service (“SaaS”).

Headquartered in Melville, New York, we support our customers around the globe directly and with an extensive network of selling and support partners.

Company Background

We were incorporated in Delaware in February 1994 and completed our initial public offering (“IPO”) in May 2002. Over the last two decades, we have grown our revenue and expanded our portfolio of Actionable Intelligence solutions through a combination of organic innovation and acquisitions.

We have three operating segments: Enterprise Intelligence Solutions™ (“Enterprise Intelligence”), Cyber Intelligence Solutions™ (“Cyber Intelligence”), and Video and Situation Intelligence Solutions™ (“Video Intelligence”), each of which is described in greater detail below and in “Management's Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report. See also Note 17, “Segment, Geographic, and Significant Customer Information” to our consolidated financial statements included under Item 8 of this report for additional information and financial data about each of our operating segments and geographic regions.

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

Our Market—Actionable Intelligence

Actionable Intelligence is a necessity in a dynamic world of massive information growth because it empowers organizations with crucial insights and enables decision makers to anticipate, respond, and take action. Organizations are now more aware of the value they can create by using insights gleaned from large data sets. The amount and types of structured and unstructured data available to them is growing rapidly and presents new and increasing challenges and complexities. At the same time, organizations that are able to generate Actionable Intelligence from big data are better positioned to create value and achieve their strategic objectives.

Verint has been focused on Actionable Intelligence for more than a decade. Our solutions address three areas of the market:

•
Customer Engagement Optimization—solutions that help organizations enrich customer interactions, improve business processes, and optimize their workforces in order to enhance loyalty, increase revenue, mitigate risk, and manage operational costs.

•	Security Intelligence—solutions that help organizations prevent, detect, neutralize, and investigate crime, terror, and cyber threats, as well as protect people, property, and assets.

•
Fraud, Risk and Compliance—solutions that help organizations prevent loss; comply with regulations; investigate cyber, retail, and financial crime; help ensure continuity of business and protect private information. Our solutions for this area of the market are discussed within the Customer Engagement Optimization and the Security Intelligence sections below.

To address the Actionable Intelligence market, over the last decade, we have spent more than $1.0 billion in R&D, creating the foundation for Verint’s advanced Actionable Intelligence platform. We use our Actionable Intelligence platform internally to efficiently develop innovative, highly-scalable, enterprise-class analytical solutions for the markets we serve. We define our platform as having the following four components:

•
Data Capture—Our Actionable Intelligence platform enables the capture of a wide range of data, including both structured and unstructured data such as operational, transactional, network, and web data. Our platform is designed to support big data applications which depend on the ability to capture, store, and manage very large data sets from multiple data sources.

•
Data Processing—Our Actionable Intelligence platform facilitates the process of taking structured and unstructured data from multiples sources and then cleansing, fusing, and preparing the data for analysis. This data processing stage is particularly important in applications that require data capture and fusion from multiple sources, different systems, and numerous environments.

•
Data Analysis—Our Actionable Intelligence platform enables the use of a wide range of analytical engines for data analytics, including classification, correlation, anomaly detection, identity extraction, behavioral analysis, and predictive analytics. Big data analysis is a crucial step in identifying critical insights that otherwise might not be intuitive.

•
Data Visualization—Our Actionable Intelligence platform facilitates the presentation of crucial insights from data to decision makers and the provision of workflow, collaboration, and case management capabilities so they can make timelier, more informed decisions. The platform supports many use cases, and the type of data visualization used for delivering actionable insights to users can be optimized based on the specific user environment.

Customer Engagement Optimization

We are a leading provider of Customer Engagement Optimization software and services that help organizations transform customer engagements to drive better business outcomes by enhancing loyalty, increasing revenue, mitigating risk, and managing operational costs. Our Customer Engagement Optimization solutions provide our customers with Actionable Intelligence to enrich their customer interactions, improve their business processes, and optimize their workforces. Our solutions are implemented in industries that have significant customer service operations, such as insurance, banking and brokerage, telecommunications, media, retail, government and public services, travel, and hospitality.

Historically, as organizations have looked to engage with their customers more effectively and address new communications channels and changing customer expectations, they have had to purchase multiple point solutions from different vendors, creating integration and maintenance challenges. Even if such point solutions were able to be integrated, we believe they often do not work together optimally or in a unified manner. We offer organizations a comprehensive Customer Engagement

Optimization solution that includes customer analytics, engagement management, and enterprise workforce optimization capabilities, all from a single provider. As organizations take a more strategic approach to customer service and sales, we believe that they will be better positioned to gain a competitive advantage, build more meaningful customer and employee engagement, heighten loyalty, reduce operating costs, and increase revenue.

We believe the key trends driving demand for Customer Engagement Optimization solutions include:

•
Evolving Customer Expectations. Customers expect a more personalized and consistent experience across service channels. The manner in which consumers obtain customer service has evolved from traditional call centers and in-store visits, to omnichannel customer engagement centers that include evolving self-service channels, such as web, voice and mobile self-service, and customer communities; a host of digital communications, such as email, chat, and social media; and traditional phone. Today, consumers may select a service channel based on a number of factors, including which channels are available, their experiences with those channels, personal preference, and the type of service issue at hand. Often they use multiple channels for the same service-related issue, initially starting with a digital channel and ending with the contact center or vice-versa. Consumer expectations are changing rapidly as organizations provide them with more interaction channels than ever before. With multiple channels available and consumer desire to have their needs addressed quickly and efficiently in the first contact, we believe a focus on “ease of doing business” with an organization is becoming increasingly important and can be a key competitive differentiator. We also believe consumers have come to expect a consistent, contextual, and personalized experience across all of these channels, and therefore, organizations are seeking Customer Engagement Optimization solutions, like ours, to help improve omnichannel service and sales, and achieve better business outcomes.

•
Evolving Employee Expectations. Employee expectations are also evolving. Employees want their voices to be heard and their opinions to be taken into account. They want their skills and preferences to be considered and leveraged, and they want to be able to do the right things for their customers. Studies from the industry analyst community have reinforced the impact and importance of an engaged and empowered workforce, finding that when it comes to serving customers, happier, more empowered employees can have a significant impact not only on the customer experience, but also a company’s financial performance. We believe a happy and empowered employee base can be a significant differentiator for organizations that leverage these findings and that Customer Engagement Optimization solutions, like ours, can play an important role in helping to train and develop employees, as well as to solicit, analyze, and act on their opinions and feedback.

•
Evolving Customer-Centric Organizations. Customer-centric organizations are increasingly looking to aggregate, analyze, and act on big data to enhance operational efficiencies, build customer loyalty, and drive profitability. Today’s organizations have a significant amount of structured and unstructured customer, workforce, and other business data that is generated from numerous departments and multiple systems across the enterprise. We believe that today's customer-centric organizations are increasingly seeking Customer Engagement Optimization solutions that allow them to collect and analyze intelligence across different service channels to gain a better understanding of the performance of their workforce, the effectiveness of their service processes, the quality of their interactions, and changing customer behaviors. When captured, analyzed, and acted upon, organizations can use this Actionable Intelligence to help achieve important strategic objectives, such as optimizing customer engagement, building relationships and lifetime value, empowering staff, enhancing customer and employee loyalty, gaining a holistic view of operations and effectiveness, reducing operational costs, increasing revenue, and mitigating risk.

•
Evolving Requirements for Customer Authentication, Fraud Detection, Risk Management and Compliance. Organizations are facing significant pressure and challenges in safeguarding personal information, authenticating customers and complying with a myriad of ever-expanding regulatory and compliance requirements. Today, many of these risks are fueled by new system vulnerabilities and the rise of more sophisticated methods of cyber-attack. For example, in financial services, contact center fraud has driven demand for voice biometrics and predictive analytics solutions that can identify and thwart fraudsters, while quickly authenticating legitimate customers. In addition, financial protection and other regulations such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the Payment Card Industry Data Security Standard (PCI DSS), present tremendous compliance challenges for organizations of all sizes, with the risk of significant financial penalties and major remediation efforts for non-compliance. While organizations often have detailed processes and procedures for their employees to follow, we believe that many organizations lack the tools to adequately capture and analyze the information they need, exposing them to significant risk. To help address these complex dynamics, we believe organizations are increasingly seeking Actionable Intelligence to anticipate and prevent breaches, effectively authenticate customers and protect personal information, mitigate risk, prevent fraud, and help ensure compliance with evolving legal, regulatory, and internal requirements.

Security Intelligence

We are a leading provider of Security Intelligence solutions. Our solutions are implemented in a variety of sectors, such as government, law enforcement, transportation, critical infrastructure, and commercial organizations.

We believe that terrorism, criminal activities, cyber-attacks, and other security threats, combined with new and more complex security challenges, such as the proliferation and strengthening of encryption, are driving demand for innovative solutions that can enhance security through the extensive use of Actionable Intelligence to help anticipate, prepare, and respond to security threats.

We believe that the key trends driving demand for Security Intelligence solutions include:

•
Increasing Frequency and Sophistication of Cyber-Attacks. As overall awareness of cyber risks has increased over the years, so have the investments made by many organizations seeking greater protection from these risks. However, despite investments in perimeter security and point solutions to address specific network and end-point vulnerabilities, there have been many reported incidents of successful cyber-attacks, demonstrating that legacy approaches are often insufficient to protect against these evolving and advanced threats. We believe that cyber-attacks will increase in frequency and sophistication and that many government and commercial organizations are unprepared to protect themselves against such attacks. As a result, we believe that organizations will seek an integrated cyber security platform with Actionable Intelligence capabilities. Such capabilities include better detection of threats through the tight integration of multiple point solutions and better protection through improved unified workflows and analytics-based investigative capabilities.

•
Increasing Complexities Associated with Extracting Intelligence from Communications Networks. Law enforcement, national security, and intelligence agencies worldwide are responsible for investigations related to criminal activities, national security, terrorism, drug trafficking, cyber crimes, and other illegal activities. Such investigations require highly complex methods and often involve collecting, fusing, and analyzing information from multiple sources, including from cyber space and a variety of communications networks. Further, in many countries, communications service providers are mandated by government regulation to satisfy certain technical requirements for delivering communication content and data to law enforcement and government authorities. We believe that the increasing complexity of and technological challenges present in communications networks, coupled with the need for cyber intelligence, will continue to drive demand for Actionable Intelligence solutions.

•
Increasing Demand for Innovative, Integrated Situational Intelligence Solutions that Combine Physical Security and Intelligence to Better Anticipate and Respond to Security Threats. In connection with safe city, border control, transportation security, critical infrastructure, and other large-scale security initiatives, we believe that governments and commercial organizations are increasingly interested in deploying innovative security solutions that enhance situational awareness while fusing data from a wide range of security systems, including video and non-video sensors—such as audio, social media, access control, and intrusion detection to enhance overall security. By aggregating data from multiple sensors, situational awareness solutions enable efficient information correlation and analysis; rapid, rules-based alerts and action; and the ability to share information easily within and across agencies to facilitate timely response and investigation.

•
Increasing Challenges Driven by the Changing Face of Fraud and Risk. Today’s security and risk management professionals face a myriad of complex and evolving challenges in protecting their digital and physical infrastructures using situation intelligence, video surveillance, access control, and cyber protection systems for detecting, deterring, and countering advanced threats. These issues are particularly prominent in financial services, retail and government, and have heightened the need for a holistic approach to security and risk management using Actionable Intelligence solutions. For example, in financial services, organizations need to protect and secure physical perimeters, ATMs, human tellers, dispersed branch locations, company networks, and customer information against physical threats, fraudsters, and cyber-attacks. In retail, organizations need advanced intelligence to effectively investigate suspicious activities, protect people, property and assets, and reduce shrinkage. We believe that Actionable Intelligence solutions that provide organizations with advanced surveillance, situational awareness, analytics, and investigation and protection tools enable faster, more real-time responses to fraud, risk, and security issues.

Our Strategy

Our strategy to further enhance our position as a leading global provider of Actionable Intelligence solutions includes the following key elements:

•
Continue to Drive the Development of Actionable Intelligence Solutions for Unstructured Data. We were a pioneer in the development of solutions that help commercial businesses and government organizations derive intelligence from both structured and unstructured data. We intend to continue to drive the adoption of our Actionable Intelligence vision and solutions by building the Verint brand; expanding our portfolio of Customer Engagement Optimization, Security Intelligence, and Fraud, Risk, and Compliance solutions delivered from a single provider; leveraging our large, global install base of customers; and offering services that help our customers achieve their goals and maximize their investments in our solutions.

•
Maintain Market Leadership through Innovation and Customer Centricity. We believe that to compete successfully we must continue to introduce solutions that better enable customers to derive Actionable Intelligence from their structured and unstructured data. In order to do this, we intend to continue to make significant investments in R&D, protect our intellectual property through patents and other means, and maintain regular dialog with our customer base in order to anticipate and understand their current and future business objectives, challenges, and requirements.

•
Continue to Expand our Market Presence through OEM and Partner Relationships. We have expanded our relationships with OEMs and other channel partners. We believe that these relationships broaden our market coverage and help make our solutions even more widely available on a global basis. We intend to continue expanding our existing relationships, while creating new ones.

•
Augment our Organic Growth with Acquisitions. We examine acquisition opportunities regularly as a means to add technology, increase our geographic presence, enhance our market leadership or scale, and/or expand into adjacent markets. Historically, we have engaged in acquisitions for all of these purposes and expect to continue doing so in the future when strategic opportunities arise.

Our Operating Segments

We conduct our business through three operating segments—Enterprise Intelligence, Cyber Intelligence, and Video Intelligence. Organizing our business through three operating segments in this way allows us to align our resources and domain expertise to more effectively address the Actionable Intelligence market and our customers’ needs.

We address the Customer Engagement Optimization market opportunity through solutions from our Enterprise Intelligence segment. We address the Security Intelligence market opportunity through solutions from our Cyber Intelligence segment and Video Intelligence segment, and we address the Fraud, Risk and Compliance market opportunity through solutions from all three operating segments. Below is a summary of the solutions offered by each of our segments. These include solutions that we have sold in the past and new solutions introduced during the past year.

The Enterprise Intelligence Segment
Our Enterprise Intelligence segment includes solutions for customer analytics, engagement management, and workforce optimization as summarized in the following table.

CUSTOMER ANALYTICS SOLUTIONS	DESCRIPTIONS
Speech Analytics
Provides a fast, smart, and accurate solution for analyzing and automatically categorizing call recordings according to each organization’s challenges and objectives, and proactively identifying trends and root cause of issues to help improve contact center performance and optimize service processes.

Text Analytics	Analyzes text-based communications, including survey verbatims, postings on social media sites, email, and customer service chat sessions in combination with speech analytics.
Enterprise Feedback Management
Provides an enterprise-class platform to help organizations gain a complete view into the perceptions, opinions, and intentions of their customers and employees through surveys delivered via email, web, SMS, IVR, and mobile devices.

Engagement Analytics
Provides Actionable Intelligence by correlating customer interactions by intent, behaviors, and the journeys customers take across the array of channels they use to connect with organizations. Delivers analysis and predictions of operational challenges, such as customer churn and channel migration, through dynamic dashboards and data visualization.

Identity Authentication and Fraud Detection
Combines recorder-embedded “passive” voice biometrics technology with unique predictive analytics to screen calls against databases of both customer and fraudster “voiceprints.” Offers “upstream fraud detection” functionality to identify suspicious caller behavior within voice self-service interactions. Helps improve the customer experience by authenticating legitimate customers faster, reducing call handling and fraud-related losses.

ENGAGEMENT MANAGEMENT SOLUTIONS	DESCRIPTIONS
Employee Desktop
Unifies an employee’s desktop by presenting on one screen all of the contextual customer information, relevant knowledge, and business process guidance that an agent or employee needs for handling interactions in any channel without having to toggle among numerous screens and applications.

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
Voice and Mobile Self-Service
Enhances voice and mobile self-service through real-time, contextual automation and analytics-driven personalization. Leverages business intelligence to help continually improve and optimize customer care.

Web Self-Service	Enables consumers to self-serve on the web in order to accomplish many tasks on their own without direct interaction with customer service representatives.
Live Chat and Co-Browse
Enables employees to help online customers when they need it the most-in real time via web chat. Live Chat encourages communication through a fast and simple text interface. Co-Browse enables employees to help customers navigate the organization’s website to complete self-service transactions, or simply help them find what they are looking for. Both the Live Chat and Co-Browse solutions help customers complete their transactions at the most critical junctures and reduce transaction abandonment.

Social Engagement
Enables agents to capture social posts and interact with customers in a similar manner to other communications channels, leveraging knowledge base, case management, and other support tools to address customer issues and concerns expressed in social media.

Communities
Enables organizations to set up and manage public and private communities and forums on behalf of their customers, partners, and employees in which knowledge sharing and collaboration can occur in a high-value, low-effort manner.

WORKFORCE OPTIMIZATION SOLUTIONS	DESCRIPTIONS
Quality Management
Provides sophisticated interaction assessment functionality, including intelligent evaluation forms and automatic delivery of calls for evaluation according to quotas or contact-related criteria. Enables organizations to deliver customer-driven quality by evaluating employees' interactions that are of high business value and relevance.

Recording	Reliably and securely captures, encrypts, archives, searches, and replays audio and screen interactions for compliance, liability protection, quality management and analytics purposes.
Workforce Management
Enables organizations to efficiently plan, forecast, and schedule employees to meet service level goals. Provides visibility into and a singular management tool for the work, the people, and the processes across customer touchpoints in contact center, back-office and branch operations.

Desktop and Process Analytics
Enables organizations to monitor and improve employee performance by capturing and measuring their desktop application activities. Provides objective and unbiased visibility into how work is performed at the employee desktop. Facilitates process automation and privacy, and delivers real-time guidance and next best actions to employees.

Performance Management - Scorecards, eLearning, Coaching, and Gamification
Serves as a complete, closed-loop solution to manage individual and departmental performance against goals using Scorecards to track and display key performance indicators (KPIs). Includes performance-driven eLearning and Coaching capabilities to improve employee skills and behavior when KPI scores fall below established thresholds. Offers gamification capabilities to energize employee engagement, helping transform the process of acquiring, maintaining, and improving the skills, knowledge, and behaviors necessary to successfully perform their job tasks-from a routine chore into a competitive and engaging experience.

The Cyber Intelligence Segment

Our Cyber Intelligence solutions are summarized in the following table.

CYBER INTELLIGENCE SOLUTIONS	DESCRIPTIONS
Cyber Security
Enables government, critical infrastructure, service providers, and enterprise organizations to address advanced cyber-attacks by deploying a pre-integrated cyber security platform capable of delivering threat protection through Actionable Intelligence capabilities. Includes a solution that integrates multiple advanced detection engines and provides unified workflows for investigation, behavioral analytics, and forensics that analyze attack paths, enable remediation, and help protect against future attempts.

Network Intelligence
Enables law enforcement, national security, and intelligence agencies to generate Actionable Intelligence by rapidly uncovering critical information from network traffic for investigating and proactively addressing criminal, national security, and terrorist threats. Can be configured to address a wide range of communications networks and scaled to address large volumes of traffic.

Off-Air Intelligence
Enables law enforcement, correctional facilities, and government agencies to enhance field operations with real-time Actionable Intelligence. Helps neutralize criminal, terrorist, and other threats by assisting operational units to better focus on suspects and suspicious behavior, and deploy field resources more effectively.

Web Intelligence
Enables investigative units to leverage web and open source data in order to identify insights and help accelerate investigations of fraud, criminal, terror, cyber and national security threats. Helps transform large volumes of content into Actionable Intelligence, identify suspicious behavioral patterns, the location of suspects, and links between suspects.

Fusion Intelligence
Provides government organizations with a centralized analytics platform for generating insights, identifying potential threats, and producing Actionable Intelligence. Enables a cross-source/cross-format single point of access to intelligence data sources to enable organization-wide investigation, management, and analysis.

Lawful Interception Compliance
Helps communications service providers comply with ETSI (European Telecommunications Standards Institute), CALEA (Communications Assistance for Law Enforcement Act), and other lawful interception regulations and standards. Supports multiple network types and provides a high degree of automation of the lawful interception compliance processes with complete audit trails and low administrative overhead.

The Video and Situation Intelligence Segment

Our Video Intelligence solutions are summarized in the following table.

VIDEO AND SITUATION INTELLIGENCE SOLUTIONS	DESCRIPTIONS
Situational Awareness Platform
Integrates data from multiple sources, such as access control, video, intrusion, fire, public safety, weather, traffic, first responder, and other mobile device systems. Provides a unified visualization layer and workflow enabling organizations to fuse, analyze, and report information, and take action on risks, alarms, and incidents across business and security systems. Helps identify and mitigate risks, improve response times, increase operational effectiveness, and reduce total cost of ownership.

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
• Security—offers advanced analytics that integrate facial detection, facial recognition, and license plate recognition capabilities for industrial applications, and the opportunity to further expand business value by integrating with Point of Sale (POS), ATM, and teller transactions in retail stores and branch bank environments.
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

Consulting and Managed Services

Our management consulting capabilities include business strategy, process excellence, performance management, and project and program management, and are designed to help our customers maximize the value of our solutions in their own environments. We also offer managed services for our solutions to help our customers gain further value from their investments in our technology and minimize the need for additional resources. Our managed services enable us to help ensure customers effectively manage our solutions and maximize the business insights produced, heighten customer engagement, and create strong relationships working together in the process.

Maintenance Support

We offer a range of customer maintenance support plans to our customers and resellers, including phone, web, and email access to technical personnel up to 24-hours-a-day, seven-days-a-week. Our support programs are designed to help ensure long-term, successful use of our solutions. We believe that customer support is critical to retaining and expanding our customer base. Our Enterprise Intelligence solutions are sold with a warranty of generally one year for hardware and 90 days for software. Our Cyber Intelligence solutions and Video Intelligence solutions are sold with warranties that typically range from 90 days to three years and, in some cases, longer. In addition, customers are typically provided the option to purchase maintenance plans that provide a range of services, such as telephone support, advanced replacement, upgrades when and if available, and on-site repair or replacement. Currently, the majority of our maintenance revenue is related to our Enterprise Intelligence solutions.

Direct and Indirect Sales

We sell our solutions through our direct sales teams and indirect channels, including distributors, systems integrators, value-added resellers (“VARs”), and OEM partners. Approximately half of our overall sales are made through partners, distributors, resellers, and system integrators.

Each of our solutions is sold by trained, dedicated, regionally-organized direct and indirect sales teams. Our direct sales teams are focused on large and mid-sized customers and, in many cases, co-sell with our other channels and sales agents. Our indirect sales teams are focused on developing and supporting relationships with our indirect channels, which provide us with broader market coverage, including access to their customer base, integration services, and presence in certain geographies and vertical markets. Our sales teams are supported by business consultants, solutions specialists, and pre-sales engineers who, during the sales process, help determine customer requirements and develop technical responses to those requirements. While we sell directly and indirectly in all three of our segments, sales of our Video Intelligence solutions are primarily indirect, and sales of our Cyber Intelligence solutions are primarily direct. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—If we are unable to establish and maintain our relationships with third parties that market and sell our products, our business and ability to grow could be materially adversely affected” under Item 1A of this report for a more detailed discussion of certain sales and distribution risks that we face.

Customers

Our solutions are used by more than 10,000 organizations in 180 countries. In the year ended January 31, 2016, we derived approximately 55%, 34%, and 11% of our revenue from the sale of our Enterprise Intelligence solutions, Cyber Intelligence solutions, and Video Intelligence solutions, respectively. In the year ended January 31, 2015, we derived approximately 58%, 32% and 10% of our revenue from the sale of our Enterprise Intelligence solutions, Cyber Intelligence solutions, and Video Intelligence solutions, respectively. In the year ended January 31, 2014, we derived approximately 55%, 32%, and 13% of our revenue from the sale of our Enterprise Intelligence solutions, Cyber Intelligence solutions, and Video Intelligence solutions, respectively. We are party to contracts with customers in each of our segments, the loss of which could have a material adverse effect on the segment.

In the year ended January 31, 2016, we derived approximately 51%, 31%, and 18% of our revenue from sales to end users in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions, respectively. In the year ended January 31, 2015, we derived approximately 52%, 31%, and 17% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively. In the year ended January 31, 2014, we derived approximately 56%, 20%, and 24% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively. See also Note 17, “Segment, Geographic, and Significant Customer Information” to our consolidated financial statements included under Item 8 of this report for additional information and financial data about each of our operating segments and geographic regions.

For the year ended January 31, 2016, approximately one third of our business was generated from contracts with various governments around the world, including local, regional, and national government agencies. Due to the unique nature of the terms and conditions associated with government contracts generally, our government contracts may be subject to renegotiation or termination at the election of the government customer. Some of our customer engagements require us to have security credentials or to participate in projects through an approved legal entity.

Seasonality and Cyclicality

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors. In most years, our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter (prior to the impact of unusual or nonrecurring items). Moreover, revenue and operating income in the first quarter of a new year may be lower than in the fourth quarter of the preceding year, in some years, potentially by a significant margin. In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that these seasonal and cyclical factors primarily reflect customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for our sales personnel. While seasonal and cyclical factors such as these are common in the software and technology industry, this pattern should not be considered a reliable indicator of our future revenue or financial performance. Many other factors, including general economic conditions, also have an impact on our business and financial results. See “Risk Factors” under Item 1A of this report for a more detailed discussion of factors which may affect our business and financial results.

Research and Development

We continue to enhance the features and performance of our existing solutions and to introduce new solutions through extensive R&D activities, including the development of new solutions, the addition of capabilities to existing solutions, quality assurance, and advanced technical support for our customer services organization. In certain instances, primarily in our Cyber Intelligence segment, we may customize our products to meet the particular requirements of our customers. R&D is performed primarily in the United States, Israel, the United Kingdom, Ireland, the Netherlands, and Indonesia for our Enterprise Intelligence segment; in Israel, Germany, Brazil, Cyprus, and Bulgaria for our Cyber Intelligence segment; and primarily in Israel, and the United States for our Video Intelligence segment.

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

To support these efforts, we make significant investments in R&D every year. In the years ended January 31, 2016, 2015, and 2014, we spent approximately $177.7 million, $173.7 million, and $126.5 million, respectively, on R&D, net. We allocate our R&D resources in response to market research and customer demand for additional features and solutions. Our development strategy involves rolling out initial releases of our products and adding features over time. We incorporate product feedback received from our customers into our product development process. While the majority of our products are developed internally, in some cases, we also acquire or license technologies, products, and applications from third parties based on timing and cost considerations. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products, components, or services, we rely on third-party suppliers, manufacturers, and partners and if these relationships are interrupted we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all, and we may be subject to other adverse effects” under Item 1A of this report.

As noted above, a significant portion of our R&D operations is located outside the United States. We have derived benefits from participation in certain government-sponsored programs, including those of the Israeli Office of the Chief Scientist (“OCS”) and in other jurisdictions, for the support of R&D activities conducted in those locations. In the case of Israel, the Israeli law under which our OCS grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel without permission from the OCS. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—Because we have significant foreign operations and business, we are subject to geopolitical and other risks that could materially adversely affect our results” and “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—Conditions in and our relationship to Israel may materially adversely affect our operations and personnel and may limit our ability to produce and sell our products or engage in certain transactions” under Item 1A of this report for a discussion of certain risks associated with our foreign operations.

Manufacturing, Suppliers, and Service Providers

We rely on both unaffiliated manufacturing subcontractors, as well as on our internal operations, to produce, assemble, and deliver our hardware products and solutions. We also rely on several unaffiliated manufacturing subcontractors for the supply of specific proprietary hardware components and assemblies that are incorporated into our products and solutions. Our internal manufacturing and assembly operations consist primarily of installing our software on externally purchased hardware components, final assembly, repair, and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies, and systems. We also perform system integration functions prior to shipping turnkey solutions to our customers. Our internal manufacturing and assembly operations are performed primarily in our German, Israeli, and Cypriot facilities for our Cyber Intelligence solutions, and in our U.S. and Israeli facilities for certain of our Video Intelligence solutions. Our Enterprise Intelligence solutions are substantially all software and do not require any significant internal manufacturing. Although we have occasionally experienced delays and shortages in the supply of proprietary components in the past, we have, to date, been able to obtain adequate supplies of all components in a timely manner from alternative sources, when necessary. We also rely on third parties to provide certain services to us or to our customers, including hosting providers and providers of other cloud-based services. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products, components, or services, we rely on third-party suppliers, manufacturers, and partners, and if these relationships are interrupted, we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all, and we may be subject to other adverse effects” under Item 1A of this report for a discussion of risks associated with our manufacturing operations and suppliers.

Employees

Currently, we employ approximately 5,000 professionals, including certain contractors, with approximately 42%, 21%, 25%, and 12% of our employees and contractors located in the Americas, Israel, EMEA (excluding Israel), and APAC, respectively.

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

Patents

As of January 31, 2016, we had more than 700 patents and patent applications worldwide, including more than 130 patent issuances or allowances during the past year. We have accumulated a significant amount of proprietary know-how and expertise in developing Actionable Intelligence solutions. We regularly review new areas of technology related to our businesses to determine whether they can and should be patented.

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

We license certain software, technology, and related rights for use in the manufacture and marketing of our products and pay royalties to third parties under such licenses and other agreements. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based on industry practice, such licenses generally can be obtained on commercially reasonable terms.

Trademarks and Service Marks

We use various trademarks and service marks to protect the marks used in our business. We also claim common law protections for other marks we use in our business. Competitors and other companies could adopt similar marks or try to prevent us from using our marks, consequently impeding our ability to build brand identity and possibly leading to customer confusion. See “Risk Factors—Risks Related to Our Business—Information/Product Security and Intellectual Property—Our intellectual property may not be adequately protected” under Item 1A of this report for a more detailed discussion regarding the risks associated with the protection of our intellectual property.

Competition

We face strong competition in all of our markets, and we expect that competition will persist and intensify.

In our Enterprise Intelligence segment, our competitors include Aspect Software, Inc., eGain Corporation, Genesys Telecommunications, NICE Systems Ltd. (“NICE”), Medallia Inc., Pegasystems Inc., and divisions of larger companies, including Oracle Corporation and Salesforce.com, Inc., along with many smaller companies, which can vary across regions. In our Cyber Intelligence segment, our competitors include BAE Systems plc, Cyberbit Ltd. (a subsidiary of Elbit Systems Ltd.), FireEye, Inc., JSI Telecom, Rohde & Schwarz, and RSA (a business unit of EMC Corporation), along with a number of smaller companies and divisions of larger companies that compete with us in certain regions or only with respect to portions of our product portfolio. In our Video Intelligence segment, our competitors include Avigilon Corporation, Genetec Inc., March Networks (a subsidiary of Infinova Ltd.), Milestone Systems A/S (a division of Canon), and Qognify (formerly part of NICE), and divisions of larger companies, such as Tyco International Ltd., along with many smaller companies, which can vary across regions.

In each of our operating segments, we believe that we compete principally on the basis of:

•	product performance and functionality;

•	product quality and reliability;

•	breadth of product portfolio and pre-defined integrations;

•	global presence and high-quality customer service and support;

•	specific industry knowledge, vision, and experience; and

•	price.

We believe that our competitive success depends primarily on our ability to provide technologically advanced and cost-effective solutions and services. Some of our competitors have superior brand recognition and significantly greater financial or other resources than we do. We expect that competition will increase as other established and emerging companies enter our markets or we enter theirs, and as new products, services, technologies, and delivery methods are introduced, such as SaaS. In addition, consolidation is common in our markets and has in the past and may in the future improve the position of our competitors. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—Intense competition in our markets and competitors with greater resources than us may limit our market share, profitability, and growth” under Item 1A of this report for a more detailed discussion of the competitive risks we face.

Export Regulations

We and our subsidiaries are subject to applicable export control regulations in countries from which we export goods and services. These controls may apply by virtue of the country in which the products are located or by virtue of the origin of the content contained in the products. If the controls of a particular country apply, the level of control generally depends on the nature of the goods and services in question. For example, our Cyber Intelligence solutions tend to be more highly controlled than our Enterprise Intelligence or Video Intelligence solutions. Where controls apply, the export of our products generally requires an export license or authorization or that the transaction qualify for a license exception or the equivalent, and may also be subject to corresponding reporting requirements.

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

Our business is subject to risks arising from adverse changes in domestic and global economic conditions. Slowdowns, recessions, economic instability, political unrest, armed conflicts, or natural disasters around the world may cause companies and governments to delay, reduce, or even cancel planned spending. In particular, declines in information technology spending and limited or reduced government budgets have affected the markets for our solutions in both the Enterprise Intelligence market and the Security Intelligence market in certain periods and in certain regions.  For the year ended January 31, 2016, approximately one third of our business was generated from contracts with various governments around the world, including national, regional, and local government agencies. We expect that government contracts will continue to be a significant source of our revenue for the foreseeable future. Customers or partners who are facing business challenges, reduced budgets, or liquidity issues are also more likely to defer purchase decisions or cancel or reduce orders, as well as to delay or default on payments. In the year ended January 31, 2016, we experienced extended sales cycles, particularly for large projects, a reduction in deal sizes, and pressure on maintenance renewals for our Enterprise Intelligence solutions. This trend regarding extended sales cycles and reduced deal sizes was particularly acute for our Security Intelligence business which has significant exposure to emerging markets where budgets have been reduced significantly due to weak economic conditions and currency devaluations. If customers or partners significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected.

The industry in which we operate is characterized by rapid technological changes, evolving industry standards and challenges, and changing market potential from area to area, and if we cannot anticipate and react to such changes our results may suffer.

The markets for our products are characterized by rapidly changing technology and evolving industry standards and challenges.  The introduction of products embodying new technology, new delivery platforms such as SaaS, managed services, or other cloud-based solutions, the commoditization of older technologies, and the emergence of new industry standards and technological hurdles can exert pricing pressure on existing products and/or render them unmarketable or obsolete.  For example, in our Security Intelligence business, stronger and more frequent use of encryption has created significantly greater challenges for our customers and for our solutions to address. Moreover, the market potential and growth rates of the markets we serve are not uniform and are evolving. It is critical to our success that we are able to anticipate and respond to changes in technology and industry standards and new customer challenges by consistently developing new, innovative, high-quality products and services that meet or exceed the changing needs of our customers.  We must also successfully identify, enter, and appropriately prioritize areas of growing market potential, including by launching, successfully executing, and driving demand for new and enhanced solutions and services, while simultaneously preserving our legacy businesses.  If we are unable to execute on these strategic priorities, we may lose market share or experience slower growth, and our profitability and other results of operations may be materially adversely affected.

Intense competition in our markets and competitors with greater resources than us may limit our market share, profitability, and growth.

We face aggressive competition from numerous and varied competitors in all of our markets, making it difficult to maintain market share, remain profitable, invest, and grow.  We are also encountering new competitors as we expand into new markets. Our competitors may be able to more quickly develop or adapt to new or emerging technologies, better respond to changes in customer needs or preferences, better identify and enter into new areas of growth, or devote greater resources to the development, promotion, and sale of their products.  Some of our competitors have, in relation to us, longer operating histories, larger customer bases, longer standing relationships with customers, superior brand recognition, superior margins, and significantly greater financial, technical, marketing, customer service, public relations, distribution, or other resources, especially in new markets we may enter. Consolidation among our competitors may also improve their competitive position. In recent years, several companies significantly larger than we are have also entered or increased their presence in our markets through internal development, partnerships, and acquisitions, and we have encountered larger competitors as we have expanded into new markets.  We also face competition from solutions developed internally by our customers or partners.  To the extent that we cannot compete effectively, our market share and, therefore, results of operations could be materially adversely affected.

Because price and related terms are key considerations for many of our customers, we may have to accept less-favorable payment terms, lower the prices of our products and services, and/or reduce our cost structure, including reducing headcount or investment in R&D, in order to remain competitive.  If we are forced to take these kinds of actions to remain competitive in the short-term, such actions may adversely impact our ability to execute and compete in the long-term.

Our future success depends on our ability to enhance our existing operations, execute on our growth strategy, and properly manage investment in our business and operations.

We experienced significant growth in recent years and our existing infrastructure, systems, processes, and personnel may not be adequate for our current or future needs. A key element of our long-term strategy is to continue to invest in, enhance, and secure our business and operations and grow, both organically and through acquisitions.  Investments in, among other things, new markets, new products, solutions, and technologies, R&D, infrastructure and systems, geographic expansion, and headcount are critical components in achieving this strategy.  However, such investments and efforts may not be successful, especially in new areas or new markets in which we have little or no experience, and even if successful, may negatively impact our short-term profitability.  Our success depends on our ability to effectively and efficiently enhance our existing operations and execute on our growth strategy, including our ability to properly allocate limited investment dollars, balance the extent and timing of investments with the associated impact on expenses and profitability, balance our focus between new areas or new markets and the operation and servicing of our legacy businesses and customers, capture efficiencies and economies of scale, and compete in the new areas or new markets and with the new solutions in which we have invested.  If we are unable to effectively and efficiently enhance our existing operations, execute on our growth strategy, and properly manage our investments, focus, and expenditures, our results of operations and market share may be materially adversely affected.

We may not be able to identify suitable targets for acquisition or investment, or complete acquisitions or investments on terms acceptable to us, which could negatively impact our ability to implement our growth strategy.
As part of our long-term growth strategy, we have made a number of acquisitions and investments and expect to continue to make acquisitions and investments in the future, subject to the terms of our senior credit agreement (the "Credit Agreement"), the indenture governing our 1.50% convertible senior notes due June 1, 2021 (the "Notes"), and other restrictions.
In many areas, we have seen the market for acquisitions become more competitive and valuations increase. Our competitors also continue to make acquisitions in or adjacent to our markets. As a result, it may be more difficult for us to identify suitable acquisition or investment targets or to consummate acquisitions or investments once identified on acceptable terms or at all. If we are not able to execute on our acquisition strategy, we may not be able to achieve our long-term growth strategy, may lose market share, or may lose our leadership position in one or more of our markets.
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

The process of integrating an acquired company's business into our operations and investing in new technologies is challenging and may result in expected or unexpected operating or compliance challenges, which may require significant expenditures and a significant amount of our management's attention that would otherwise be focused on the ongoing operation of our business.  The potential difficulties or risks of integrating an acquired company’s business include, among others:

•	the effect of the acquisition on our financial and strategic positions and our reputation;

•	risk that we fail to successfully implement our business plan for the combined business, including plans to accelerate growth;

•	risk that we are unable to obtain the anticipated benefits of the acquisition, including synergies or economies of scale;

•	risk that the market does not accept the integrated product portfolio;

•	challenges in reconciling business practices or in integrating product development activities, logistics, or information technology and other systems;

•	retention risk with respect to key customers, suppliers, and employees and challenges in assimilating and training new employees;

•	challenges in complying with newly applicable laws and regulations, including obtaining or retaining required approvals, licenses, and permits; and

•	potential impact on our internal controls over financial reporting.

Acquisitions and/or investments may also result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the expenditure of available cash, and amortization expenses or write-downs related to intangible assets such as goodwill, any of which could have a material adverse effect on our operating results or financial condition. Investments in immature businesses with unproven track records and technologies have an especially high degree of risk, with the possibility that we may lose our entire investment or incur unexpected liabilities.  Transactions that are not immediately accretive to earnings may make it more difficult for us to maintain satisfactory profitability levels or compliance with the maximum leverage ratio covenant under the revolving credit facility under our Credit Agreement. Large or costly acquisitions or investments may also diminish our capital resources and liquidity or limit our ability to engage in additional transactions for a period of time.

All of the foregoing risks may be magnified as the cost, size, or complexity of an acquisition or acquired company increases, where the acquired company’s products, market, or business are materially different from ours, or where more than one integration is occurring simultaneously or within a concentrated period of time. There can be no assurance that we will be successful in making additional acquisitions in the future or in integrating or executing on our business plan for existing or future acquisitions.

Our solutions may contain defects or may be vulnerable to cyber-attacks, which could expose us to both financial and non-financial damages.

Many of our existing solutions are and future solutions are expected to be sophisticated and may develop operational problems.  New products and new product versions, new service models such as hosting, SaaS, and managed services, and the incorporation of third-party products or services into our solutions, also give rise to the risk of defects or errors. These defects or errors may relate to the operation or the security of the products. If we do not discover and remedy such defects, errors, or other operational or security problems until after a product has been released to customers or partners, we may incur significant costs to correct such problems and/or become liable for substantial damages for product liability claims or other liabilities. Moreover, even products or services that are well-designed and tested may be vulnerable to cyber-attacks. If one or more of our products or services, including elements provided by third-party suppliers or partners, are found to have defects or errors, or if there is a successful cyber-attack on one of our products or services even absent a defect or error, it may also result in questions regarding the integrity of our products or services generally, which could cause adverse publicity and impair their market acceptance and could have a material adverse effect on our results or financial condition.

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

The timing of our sales cycle ranges from as little as a few weeks to more than a year. Our larger sales, which we have historically emphasized in our sales strategy, typically require a minimum of a few months to consummate.  As the length or complexity of a sales process increases, so does the risk of successfully closing the sale.  Larger sales are often made by competitive bid, which also increases the time and uncertainty associated with such opportunities.  In addition, because many of our solutions are sophisticated, customers may also require education on the value and functionality of our solutions as part of the sales process, further extending the time frame and uncertainty of the process.

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

•
We may be required to bid on a project in advance of the completion of its design or be required to begin working on a project in advance of finalizing a sale, in either case, increasing the risk of unforeseen technological difficulties or cost overruns.

•	We face greater downside risks if we do not correctly and efficiently deploy limited personnel and financial resources and convert such sales opportunities into orders.

Larger solution sales also require greater expertise in sales execution and transaction implementation than more basic product sales, including in establishing and maintaining appropriate contacts and relationships with customers and partners, product development, project management, staffing, integration, services, and support. Additionally, after the completion of a solution sale or the sale of a more sophisticated product in general, our customers or partners may need assistance from us in making full use of the functionality of these solutions or products, in realizing all of their benefits, or in implementation generally. If we are unable to assist our customers and partners in realizing the benefits they expect from our solutions and products, demand for our solutions and products may decline and our operating results may suffer.

The extended time frame and uncertainty associated with many of our sales opportunities also makes it difficult for us to accurately forecast our revenues (and attendant budgeting and guidance decisions) and increases the volatility of our operating results from period to period.  Our ability to forecast and the volatility of our operating results is also impacted by the fact that pricing, margins, and other deal terms may vary substantially from transaction to transaction, especially across business lines.  The terms of our transactions, including with respect to pricing, future deliverables, delivery model (e.g., perpetual license versus SaaS), and post-contract customer support, also impact the timing of our ability to recognize revenue.  Because these transaction-specific factors are difficult to predict in advance, this also complicates the forecasting of revenue.  The deferral or loss of one or more significant orders or a delay in a large implementation can also materially adversely affect our operating results, especially in a given quarter.  As with other software-focused companies, a large amount of our quarterly business tends to come in the last few weeks, or even the last few days, of each quarter.  This trend has also complicated the process of accurately predicting revenue and other operating results, particularly on a quarterly basis.  Finally, our business is subject to seasonal factors that may also cause our results to fluctuate from quarter to quarter.

For certain products, components, or services, we rely on third-party suppliers, manufacturers, and partners, and if these relationships are interrupted we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all and we may be subject to other adverse effects.

Although we generally use standard parts and components in our products, we do rely on non-affiliated suppliers and OEM partners for certain non-standard products or components which may be critical to our products, including both hardware and software, and on manufacturers of assemblies that are incorporated into our products. We also purchase technology, license intellectual property rights, and oversee third-party development and localization of certain products or components, in some cases, by or from companies that may compete with us or work with our competitors.  While we endeavor to use larger, more established suppliers, manufacturers, and partners wherever possible, in some cases, these providers may be smaller, less established companies, particularly in the case of suppliers of new or unique technologies that we have not developed internally.  If these suppliers, manufacturers, or partners experience financial, operational, manufacturing capacity, or quality assurance difficulties, cease production or sale of the products we buy from them entirely, or there is any other disruption, including loss of license, OEM, or distribution rights, including as a result of the acquisition of a supplier or partner by a competitor, we will be required to locate alternative sources of supply or manufacturing, to internally develop the applicable technologies, to redesign our products, and/or to remove certain features from our products, any of which would be likely to increase expenses, create delivery delays, and negatively impact our sales.  Although we endeavor to put in place contracts with key providers, including protections such as source code escrows (where needed), warranties, and indemnities, we may not be successful in obtaining adequate protections, these agreements may be short-term in duration, and the counterparties may be unwilling or unable to stand behind such protections. Moreover, these types of contractual protections offer limited practical benefits to us in the event our relationship with a key provider is interrupted.

We also rely on third parties to provide certain services to us or to our customers, including hosting partners and providers of other cloud-based services. If these third-party providers do not perform as expected, our customers may be adversely affected, resulting in potential liability and negative exposure for us. If it is necessary to migrate these services to other providers as a result of poor performance by these third parties, cyber breaches, security considerations, or other financial or operational factors, it could result in service disruptions to our customers and significant time and expense to us, any of which could adversely affect our business.

If we cannot retain and recruit qualified personnel, our ability to operate and grow our business may be impaired.

We depend on the continued services of our management and employees to run and grow our business. To remain successful and to grow, we need to retain existing employees and attract new employees who understand and/or have experience with our products, services, and markets, including new markets and growth areas we may enter. As we grow, we must also enhance and expand our management team to execute on new and larger agendas and challenges. The market for qualified personnel is competitive in the geographies in which we operate and may be limited especially in areas of emerging technology, and we may be at a disadvantage to companies with greater brand recognition or financial resources in recruiting. If we are unable to attract and retain qualified personnel, when and where they are needed, our ability to operate and grow our business could be impaired. Moreover, if we are not able to properly balance investment in personnel with growth in our business, our profitability may be adversely affected.

Because we have significant foreign operations and business, we are subject to geopolitical and other risks that could materially adversely affect our results.

We have significant operations and business outside the United States, including sales, research and development, manufacturing, customer services and support, and administrative services. The countries in which we have our most significant foreign operations include Israel, the United Kingdom, India, Indonesia, the Netherlands, Cyprus, Australia, and Brazil. We also generate significant revenue from more than 20 foreign countries, and smaller amounts of revenue from dozens more, including a number of emerging markets. We intend to continue to grow our business internationally.

Our foreign operations are, and any future foreign growth will be, subject to a variety of risks, many of which are beyond our control, including risks associated with:

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

We have significant operations in Israel, including R&D, manufacturing, sales, and support.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighbors, which in the past have led, and may in the future lead, to security and economic problems for Israel.  In addition, Israel has faced and continues to face difficult relations with the Palestinians and the risk of terrorist violence from both Palestinian as well as foreign elements such as Hezbollah.  Infighting among the Palestinians may also create security and economic risks to Israel.  Current and future conflicts and political, economic, and/or military conditions in Israel and the Middle East region have affected and may in the future affect our operations in Israel.  The exacerbation of violence within Israel or the outbreak of violent conflicts between Israel and its neighbors, including Iran, may impede our ability to manufacture, sell, and support our products or engage in R&D, or otherwise adversely affect our business or operations.  In addition, many of our employees in Israel are required to perform annual compulsory military service and are subject to being called to active duty at any time.  The absence of these employees may have an adverse effect on our operations.  Hostilities involving Israel may also result in the interruption or curtailment of trade between Israel and its trading partners or a significant downturn in the economic or financial condition of Israel and could materially adversely affect our results of operations.

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

Our business and operations are subject to a variety of regulatory requirements in the United States and abroad, including, among other things, with respect to government contracts, labor, tax, import and export, anti-corruption, information security, data privacy, and communications monitoring and interception.  Compliance with these regulatory requirements may be onerous, time-consuming, and expensive, especially where these requirements are inconsistent from jurisdiction to jurisdiction or where the jurisdictional reach of certain requirements is not clearly defined or seeks to reach across national borders.  Regulatory requirements in one jurisdiction may make it difficult or impossible to do business in another jurisdiction.  We may also be unsuccessful in obtaining permits, licenses, or other authorizations required to operate our business, such as for the marketing or sale or import or export of our products and services.

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

Some of our subsidiaries maintain security clearances domestically and abroad in connection with the development, marketing, sale, and support of our Security Intelligence solutions.  These clearances are reviewed from time to time by these countries and could be deactivated, including for political reasons unrelated to the merits of our solutions, such as the list of countries we do business with or the fact that our local entity is controlled by or affiliated with an entity based in another country.  If we lose our security clearances in a particular country, we may be unable to sell our Security Intelligence solutions for secure projects in that country and might also experience greater challenges in selling such solutions even for non-secure projects in that country.  Even if we are able to obtain and maintain applicable security clearances, government customers may decline to purchase our Security Intelligence solutions if they were not developed or manufactured in that country or if they were developed or manufactured in other countries that are considered disfavored by such country.  We may also experience negative publicity or other adverse impacts on our business if we sell our Security Intelligence solutions to countries that are considered disfavored by the media or political or social rights organizations even though such transactions may be permissible under applicable law.

Information / Product Security and Intellectual Property

Our intellectual property may not be adequately protected.

While much of our intellectual property is protected by patents or patent applications, we have not and cannot protect all of our intellectual property with patents or other registrations. There can be no assurance that patents we have applied for will be issued on the basis of our patent applications or that, if such patents are issued, they will be, or that our existing patents are, sufficiently broad enough to protect our technologies, products, or services. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, designed around, or challenged.

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

Our products are in some cases used by customers to compile and analyze highly sensitive or confidential information and data, including information or data used in intelligence gathering or law enforcement activities. While our customers' use of our products in no way affords us access to the customer's sensitive or confidential information or data, we or our partners may receive or come into contact with such information or data, including personally identifiable information, when we are asked to perform services or support functions for our customers. We or our partners may also receive or come into contact with such information or data in connection with our SaaS or other hosted or managed services offerings.  We have implemented policies and procedures, and use information technology systems, to help ensure the proper handling of such information and data, including background screening of certain service personnel, non-disclosure agreements with employees and partners, access rules, and controls on our information technology systems. Customers are also increasingly focused on the security of our products and services and we continuously work to address these concerns, including through the use of encryption, access rights, and other customary security features, which vary based on the solution in question and customer requirements. However, these measures are designed to mitigate the risks associated with handling or processing sensitive data and cannot safeguard against all risks at all times. The improper handling of sensitive data, or even the perception of such mishandling (whether or not valid), or other security lapses or breaches affecting us, our partners, or our products or services, could reduce demand for our products or services or otherwise expose us to financial or reputational harm or legal liability.

We may be subject to information technology system breaches, failures, or disruptions that could harm our operations, financial condition, or reputation.

We rely extensively on information technology systems to operate and manage our business and to process, maintain, and safeguard information, including information belonging to our customers, partners, and personnel.  These systems may be subject to breaches, failures, or disruptions as a result of, among other things, cyber-attacks, computer viruses, physical security breaches, natural disasters, accidents, power disruptions, telecommunications failures, new system implementations, or acts of terrorism or war.  We have experienced cyber-attacks in the past and may experience them in the future, potentially with greater frequency.  While we are continually working to maintain secure and reliable systems, our security, redundancy, and business continuity efforts may be ineffective or inadequate.  We must continuously improve our design and coordination of security controls across our business groups and geographies. Despite our efforts, it is possible that our security controls, and other procedures that we follow, may not prevent system breaches, failures, or disruptions. Such system breaches, failures, or disruptions could subject us to the loss, compromise, or disclosure of sensitive or confidential information or intellectual property, the destruction or corruption of data, financial losses from remedial actions, liabilities to customers or other third parties, damage to our reputation, delays in our ability to process orders, delays in our ability to provide products and services to customers, including SaaS or other hosted or managed services offerings, R&D or production downtimes, or delays or errors in financial reporting.  Information system breaches or failures at one of our partners, including hosting providers or those who support other cloud-based offerings, may also result in similar adverse consequences. Any of the foregoing could harm our competitive position, result in a loss of customer confidence, and materially and adversely affect our results of operations or financial condition.

Risks Related to Our Finances and Capital Structure

If our goodwill or other intangible assets become impaired, our financial condition and results of operations could be negatively affected.

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. Goodwill and other intangible assets totaled approximately $1,454 million, or approximately 62% of our total assets, as of January 31, 2016. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets. We make assumptions and estimates in this assessment which are complex and often subjective. These assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future, which could negatively affect our financial condition and results of operations.

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

We are entitled to certain rights to indemnification from Xura in connection with the transactions contemplated by our agreement and plan of merger with CTI (the "CTI Merger Agreement") and the agreements entered into in connection with the distribution by CTI to its shareholders of substantially all of its assets other than its interest in us (the "Comverse share distribution"). However, there is no assurance that Xura will be willing and able to provide such indemnification if needed. If we become responsible for liabilities (including tax liabilities) not covered by indemnification or substantially in excess of amounts covered by indemnification, or if Xura becomes unwilling or unable to stand behind such protections, our financial condition and results of operations could be materially and adversely affected.

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

We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Israeli shekel, British pound sterling, euro, and Singapore dollar, among others.  Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, expenses, assets, and liabilities of entities using non-U.S. dollar functional currencies into U.S. dollars using currency exchange rates in effect during or at the end of each reporting period, meaning we are exposed to the impact of changes in currency exchange rates. In addition, our net income is impacted by the revaluation and settlement of monetary assets and liabilities denominated in currencies other than an entity’s functional currency, gains or losses on which are recorded within other income (expense), net. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. However, our hedging activities are limited in scope and duration and may not be effective at reducing the U.S. dollar cost of our global operations.

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

At March 15, 2016, we had total outstanding indebtedness of approximately $811 million under our Credit Agreement and the Notes, meaning that we are significantly leveraged. In addition, we have the ability to borrow additional amounts under our Credit Agreement, including the revolving credit facility, for a variety of purposes, including, among others, acquisitions and stock repurchases. Our leverage position may, among other things:

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

In addition, because the unhedged portion of our indebtedness under our Credit Agreement bears interest at a variable rate, we are exposed to risk from fluctuations in interest rates in periods where market rates exceed the interest rate floor provided by our Credit Agreement.

The revolving credit facility under our Credit Agreement contains a financial covenant that requires us to maintain a maximum consolidated leverage ratio. Our ability to comply with the leverage ratio covenant is dependent upon our ability to continue to generate sufficient earnings each quarter, or in the alternative, to reduce expenses and/or reduce the level of our outstanding debt, and we cannot assure that we will be successful in any or all of these regards.

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

If certain events of default occur under our Credit Agreement, our lenders could declare all amounts outstanding to be immediately due and payable. An acceleration of indebtedness under our Credit Agreement may also result in an event of default under the indenture governing the Notes. Additionally, if a change of control as defined in our Credit Agreement were to occur, the lenders under our credit facilities would have the right to require us to repay all of our outstanding obligations under the facilities.

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

Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles ("GAAP").  Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement.  An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, because the degree of compliance with policies or procedures decreases over time, or because of unanticipated circumstances or other factors.  As a result, although our management has concluded that our internal controls are effective as of January 31, 2016, we cannot assure you that our internal controls will prevent or detect every misstatement, that material weaknesses or other deficiencies will not occur or be identified in the future, that this or future financial reports will not contain material misstatements or omissions, that future restatements will not be required, or that we will be able to timely comply with our reporting obligations in the future.

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

The prices of our common stock and the Notes have been, and may continue to be, volatile. Those prices could be affected by any of the risk factors discussed in this Item. In addition, other factors that could impact the prices of our common stock and/or the Notes include:

•
announcements by us or our competitors regarding, among other things, strategic changes, new products, product enhancements or technological advances, acquisitions, major transactions, stock repurchases, or management changes;

•
speculation in the press and the analyst community, including with respect to changes in recommendations or earnings estimates or growth rates by financial analysts, changes in investors' or analysts' valuation measures for our securities, our credit ratings, or market trends unrelated to our performance;

•	stock sales by our directors, officers, or other significant holders, or stock repurchases by us;

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
We lease a total of approximately 962,000 square feet of office space covering approximately 60 offices around the world and we own an aggregate of approximately 89,000 square feet of office space at three sites in Scotland, Germany, and Indonesia.
Other than as described below, these properties are comprised of small and mid-sized facilities that are used to support our administrative, marketing, manufacturing, product development, sales, training, support, and services needs for our three operating segments.
Our corporate headquarters is located in a leased facility in Melville, New York, and consists of approximately 49,000 square feet of space under a lease that we entered into on February 13, 2015 and that expires in 2027. The Melville facility is used primarily by our executive management and corporate groups, including finance, legal, and human resources, as well as for customer support and services for our Enterprise Intelligence operations.
We lease approximately 132,700 square feet of space at a facility in Alpharetta, Georgia under a lease that expires in 2026. The Alpharetta facility is used primarily by the administrative, marketing, product development, support, and sales groups for our Enterprise Intelligence operations.
We also occupy approximately 176,000 square feet of space at our main facility in Herzliya, Israel under a lease that we renewed on October 1, 2015 and that expires in 2025. This Herzliya facility is used primarily for manufacturing, storage, development, sales, marketing, and support related to our Cyber Intelligence operations, as well as for product development related to our Enterprise Intelligence and Video Intelligence operations. We also entered into a lease for approximately 138,000 square feet of space at another facility in Herzliya on February 1, 2015, which expires in 2028. This second Herzliya facility will allow us to consolidate approximately 72,000 square feet of space from several other smaller facilities in the area.

From time to time, we may lease or sublease portions of our owned or leased facilities to third parties based on our operational needs. For additional information regarding our lease obligations, see Note 16, "Commitments and Contingencies" to our consolidated financial statements included under Item 8 of this report.
We believe that our leased and owned facilities are in good operating condition and are adequate for our current requirements, although changes in our business may require us to acquire additional facilities or modify existing facilities. We believe that alternative locations are available on commercially reasonable terms in all areas where we currently do business.

Item 3. Legal Proceedings

On March 26, 2009, legal actions were commenced by Ms. Orit Deutsch, a former employee of our subsidiary, Verint Systems Limited ("VSL"), against VSL in the Tel Aviv Regional Labor Court (Case Number 4186/09) (the “Deutsch Labor Action”) and against CTI in the Tel Aviv District Court (Case Number 1335/09) (the “Deutsch District Action”). In the Deutsch Labor Action, Ms. Deutsch filed a motion to approve a class action lawsuit on the grounds that she purports to represent a class of our employees and former employees who were granted Verint and CTI stock options and were allegedly damaged as a result of the suspension of option exercises during the period from March 2006 through March 2010, during which we did not make periodic filings with the SEC as a result of certain internal and external investigations and reviews of accounting matters discussed in our prior public filings. In the Deutsch District Action, in addition to a small amount of individual damages, Ms. Deutsch is seeking to certify a class of plaintiffs who were allegedly damaged due to their inability to exercise Verint and CTI stock options as a result of alleged negligence by CTI in its financial reporting. The class certification motions do not specify an amount of damages. On February 8, 2010, the Deutsch Labor Action was dismissed for lack of material jurisdiction and was transferred to the Tel Aviv District Court and consolidated with the Deutsch District Action. On March 16, 2009 and March 26, 2009, respectively, legal actions were commenced by Ms. Roni Katriel, a former employee of CTI's former subsidiary, Comverse Limited, against Comverse Limited in the Tel Aviv Regional Labor Court (Case Number 3444/09) (the “Katriel Labor Action”) and against CTI in the Tel Aviv District Court (Case Number 1334/09) (the “Katriel District Action”). In the Katriel Labor Action, Ms. Katriel is seeking to certify a class of plaintiffs who were granted CTI stock options and were allegedly damaged as a result of the suspension of option exercises during an extended filing delay period affecting CTI's periodic reporting discussed in CTI's historical SEC filings. In the Katriel District Action, in addition to a small amount of individual damages, Ms. Katriel is seeking to certify a class of plaintiffs who were allegedly damaged due to their inability to exercise CTI stock options as a result of alleged negligence by CTI in its financial reporting. The class certification motions do not specify an amount of damages. On March 2, 2010, the Katriel Labor Action was transferred to the Tel Aviv District Court, based on an agreed motion filed by the parties requesting such transfer.
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
Following an unsuccessful mediation process, the proceeding before the District Court resumed and the parties have filed summations on the plaintiffs' motion to certify the suit as a class action, which remain under consideration by the District Court.

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

	Low	High
Year Ended January 31, 2015:
First quarter	$42.29	$49.99
Second quarter	$41.44	$53.19
Third quarter	$45.89	$57.89
Fourth quarter	$52.84	$61.05

Year Ended January 31, 2016:
First quarter	$52.79	$64.78
Second quarter	$57.05	$66.45
Third quarter	$40.90	$59.69
Fourth quarter	$35.61	$49.70

Holders

There were approximately 2,700 holders of record of our common stock at March 15, 2016. Such record holders include holders who are nominees for an undetermined number of beneficial owners.

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

Stock Performance Graph

The following table compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Index, assuming an investment of $100 on January 31, 2011 through January 31, 2016, and the reinvestment of any dividends. The comparisons in the graph below are based upon the closing sale prices on NASDAQ for our common stock from January 31, 2011 through January 31, 2016. This data is not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
1/11
1/12
1/13
1/14
1/15
1/16
Verint Systems Inc.
NASDAQ Composite
NASDAQ Computer & Data Processing

*$100 invested on 1/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending January 31.

January 31,	2011	2012	2013	2014	2015	2016
Verint Systems Inc.	$100.00	$82.07	$98.08	$131.86	$154.90	$106.24
NASDAQ Composite Index	$100.00	$105.66	$119.44	$159.71	$181.15	$180.76
NASDAQ Computer & Data Processing Index	$100.00	$105.14	$113.83	$167.27	$178.75	$217.29

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

On March 29, 2016, we announced that our board of directors had authorized a new share repurchase program whereby we may make up to $150 million in purchases of our outstanding shares of common stock over the two years following the date of announcement. Under the share repurchase program, purchases can be made from time to time using a variety of methods, which may include open market purchases. The specific timing, price and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations, including the amount of cash generated in the U.S. and other potential uses of cash, such as acquisitions. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The board of directors’ authorization of the share repurchase program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time.

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

Five-Year Selected Financial Highlights:

Consolidated Statements of Operations Data
	Year Ended January 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
Revenue	$1,130,266	$1,128,436	$907,292	$839,542	$782,648
Operating income	$67,852	$79,111	$122,286	$99,553	$86,478
Net income	$22,228	$36,402	$58,776	$58,804	$40,625
Net income attributable to Verint Systems Inc.	$17,638	$30,931	$53,757	$54,002	$36,993
Net income attributable to Verint Systems Inc. common shares	$17,638	$30,931	$53,583	$38,530	$22,203
Net income per share attributable to Verint Systems Inc.:
Basic	$0.29	$0.53	$1.01	$0.97	$0.58
Diluted	$0.28	$0.52	$0.99	$0.96	$0.56
Weighted-average shares:
Basic	61,813	58,096	52,967	39,748	38,419
Diluted	62,921	59,374	53,878	40,312	39,499

We have never declared a cash dividend to common stockholders.

Consolidated Balance Sheet Data
	January 31,
(in thousands)	2016	2015	2014	2013	2012
Total assets	$2,355,735	$2,340,452	$1,768,192	$1,556,553	$1,493,462
Long-term debt, including current maturities	$738,087	$726,258	$637,670	$568,973	$587,973
Preferred stock	$—	$—	$—	$285,542	$285,542
Total stockholders' equity	$1,068,164	$1,004,903	$633,118	$229,676	$144,295

Consolidated balance sheet data presented for periods prior to January 31, 2016 reflect the retrospective adoption of Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Agreements, under which certain debt issuance costs are now presented as direct reductions of the corresponding long-term debt rather than as other assets. As a result, both total assets and long-term debt, including current maturities, were reduced by $10.5 million, $4.7 million, $7.7 million, and $9.4 million as of January 31, 2015, 2014, 2013, and 2012, respectively.

During the five-year period ended January 31, 2016, we acquired a number of businesses, the more significant of which are identified in the table below. The operating results of acquired businesses have been included in our consolidated financial statements since their respective acquisition dates and have contributed to our revenue growth.

In addition to the impact of our business acquisitions, our consolidated operating results and consolidated financial condition during the five-year period ended January 31, 2016 included the following notable transactions:

As of and for the year ended January 31,		Description
2016	•	None

2015	•	Completion of the acquisitions of KANA Software, Inc. and its subsidiaries ("KANA") in February 2014 and UTX Technologies Limited ("UTX") in March 2014.
	•	An income tax benefit of $44.4 million resulting from the reduction of a valuation allowance on our deferred income tax assets recorded in connection with the acquisition of KANA; and
	•	Losses on early retirements of debt of $12.5 million, primarily associated with an amendment to our Credit Agreement and the early partial retirement of our term loans.

2014	•	Completion of the CTI Merger on February 4, 2013; and
	•	Losses on early retirements of debt of $9.9 million, primarily associated with an amendment to our Credit Agreement.

2013	•	Professional fees and related expenses of $16.1 million associated with the CTI Merger.

2012	•	Completion of the acquisition of Vovici Corporation in August 2011; and
	•	A loss on early retirement of debt of $8.1 million associated with the termination of a credit agreement.

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

Overview

Our Business

Verint is a global leader in Actionable Intelligence solutions. Actionable Intelligence is a necessity in a dynamic world of massive information growth because it empowers organizations with crucial insights and enables decision makers to anticipate, respond, and take action. With Verint solutions and value-added services, organizations of all sizes and across many industries can make more timely and effective decisions. Today, more than 10,000 organizations in 180 countries, including over 80 percent of the Fortune 100, use Verint solutions to improve enterprise performance and make the world a safer place. Verint’s vision is to create A Smarter World with Actionable Intelligence.

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

We conduct our business through three operating segments—Enterprise Intelligence, Cyber Intelligence, and Video Intelligence. Organizing our business through three operating segments allows us to align our resources and domain expertise to more effectively address the Actionable Intelligence market. We address the Customer Engagement Optimization market opportunity through solutions from our Enterprise Intelligence segment. We address the Security Intelligence market opportunity through solutions from our Cyber Intelligence segment and Video Intelligence segment, and we address the Fraud, Risk, and Compliance market opportunity through solutions from all three operating segments.

For the years ended January 31, 2016, 2015, and 2014, our Enterprise Intelligence segment represented approximately 55%, 58%, and 55% of our total revenue, respectively. For the years ended January 31, 2016, 2015, and 2014, our Cyber Intelligence segment represented approximately 34%, 32%, and 32% of our total revenue, respectively. For the years ended January 31, 2016, 2015, and 2014, our Video Intelligence segment represented approximately 11%, 10%, and 13% of our total revenue, respectively.

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

Key Trends and Factors That May Impact our Performance

We believe that there are many factors that affect our ability to sustain and increase both revenue and profitability, including:

•
Market acceptance of Actionable Intelligence solutions. We compete in markets where the value of aspects of our products and solutions is still in the process of market acceptance. Our future growth depends in part on the continued and increasing acceptance and realization of the value of our product offerings. However, we believe that organizations in both the enterprise and security markets want and need Actionable Intelligence solutions to help achieve their customer engagement, enhanced security, and risk mitigation goals.

•
Evolving technologies and market potential. Our success depends in part on our ability to keep pace with technological changes, customer challenges, and evolving industry standards in our product offerings, successfully developing, launching, and driving demand for new, innovative, high-quality products and services that meet or exceed customer needs, and identifying, entering, and prioritizing areas of growing market potential. For example, in our Security Intelligence business, stronger and more frequent use of encryption has created significantly greater challenges for our customers and for our solutions to address. In the enterprise market, we believe that today's customer-centric organizations are increasingly seeking Customer Engagement Optimization solutions that allow them to collect and analyze intelligence across different service channels to gain a better understanding of the performance of their workforce, the effectiveness of their service processes, the quality of their interactions, and changing customer behaviors, as well as to anticipate and prevent information security breaches, effectively authenticate customers, protect personal information, mitigate risk, prevent fraud, and help ensure compliance with evolving legal, regulatory, and internal requirements. In the security market, we believe that terrorism, criminal activities, cyber-attacks, and other security threats, combined with new and more complex security challenges, including increasingly frequent and sophisticated cyber-attacks and increasingly complex and secure communication networks, are driving demand for Actionable Intelligence solutions to help anticipate, prepare, and respond to these threats.

•
Information technology and government spending. Our growth and results depend in part on general economic conditions and the pace of information technology spending by both commercial and governmental customers. In the year ended January 31, 2016, we experienced extended sales cycles, particularly for large projects, a reduction in deal sizes, and pressure on maintenance renewals for our Enterprise Intelligence solutions. This trend regarding extended sales cycles and reduced deal sizes was particularly acute for our Security Intelligence business which has significant exposure to emerging markets where budgets have been reduced significantly due to weak economic conditions and currency devaluations.

See Item 1 of this report for more information on key trends that we believe are driving demand for our solutions and "Risk Factors" under Item 1A of this report for a more complete description of risks that may impact future revenue and profitability.

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

Revenue Recognition

Our revenue recognition policy is a critical component of determining our operating results and is based on a complex set of accounting rules that require us to make significant judgments and estimates. We derive and report our revenue in two categories: (a) product revenue, including sale of hardware products (which include software that works together with the hardware to deliver the product's essential functionality) and licensing of software products, and (b) service and support revenue, including revenue from installation services, post-contract customer support ("PCS"), project management, hosting services, SaaS, application managed services, product warranties, business advisory consulting and training services. Our customer arrangements may include any combination of these elements. We follow the appropriate revenue recognition rules for each of these revenue streams. For additional information, see Note 1, "Summary of Significant Accounting Policies" to our consolidated financial statements included under Item 8 of this report. Revenue recognition for a particular arrangement is dependent upon such factors as the level of customization within the solution and the contractual delivery, acceptance, payment, and support terms with the customer. Significant judgment is required to conclude on each of these factors, and if we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

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

Our policy for establishing VSOE for installation, business advisory consulting, and training is based upon an analysis of separate sales of services. We utilize either the substantive renewal rate approach or the bell-shaped curve approach to establish VSOE for our PCS offerings, depending upon the business segment, geographical region, or product line. The timing of revenue recognition on software licenses and other revenue could be significantly impacted if we are unable to maintain VSOE on one or more undelivered elements during any quarterly period. Loss of VSOE could result in (i) the complete deferral of all revenue or (ii) ratable recognition of all revenue under a customer arrangement until such time as VSOE is re-established. If we are unable to re-establish VSOE on one or more undelivered elements for an extended period of time it would impact our ability to accurately forecast the timing of quarterly revenue, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Our application managed services revenue is derived from providing services that enhance our customers IT processes and maximize the business benefits of our solutions. Application managed services revenue is recognized ratably over the applicable term which, in most cases, is at least one year. When application managed services is included within a multiple-

element arrangement, we utilize the substantive renewal rate approach to establish VSOE. In addition, we perform a budget versus actual time analysis to support our initial estimate of effort required to provide these services.

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

Impairment of Goodwill and Other Intangible Assets

We test goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. As of January 31, 2016, our reporting units are consistent with our operating segments identified in Note 17, "Segment, Geographic, and Significant Customer Information" to our consolidated financial statements included under Item 8 of this report.

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

Based upon our November 1, 2015 goodwill impairment reviews, we concluded that the estimated fair values of our Enterprise Intelligence, Cyber Intelligence, and Video Intelligence reporting units significantly exceeded their carrying values.
Our Enterprise Intelligence, Cyber Intelligence, and Video Intelligence reporting units carried goodwill of $1.0 billion, $120.7 million, and $37.5 million, respectively, at January 31, 2016.

We did not record any impairments of goodwill for the years ended January 31, 2016, 2015, or 2014.

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

During the three-year period ended January 31, 2016, restricted stock units were our predominant stock-based payment award. The fair value of these awards is equivalent to the market value of our common stock on the grant date. In the past, we have also awarded stock options, the fair value of which is estimated on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model for this purpose, which requires the input of significant assumptions including an estimate of the average period of time employees will retain stock options before exercising them, the estimated volatility of our common stock price over the expected term, the number of options that will ultimately be forfeited before completing vesting requirements, and the risk-free interest rate.

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

For example, in a multiple-element arrangement where revenue is recognized over the PCS support period, the cost of revenue associated with the product is capitalized upon product delivery and amortized over that same period. However, the cost of revenue associated with the services is expensed as incurred in the period in which the services are performed. In addition, we expense customer acquisition and origination costs to selling, general and administrative expense, including sales commissions, as incurred, with the exception of certain sales referral fees in our Cyber Intelligence segment which are capitalized and amortized ratably over the revenue recognition period.

Results of Operations

Seasonality and Cyclicality

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors. In most years, our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter (prior to the impact of unusual or nonrecurring items). Moreover, revenue and operating income in the first quarter of a new year may be lower than in the fourth quarter of the preceding year, in some years, by a significant margin. In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that these seasonal and cyclical factors primarily reflect customer spending patterns and budget cycles, as well as the impact of incentive compensation plans for our sales personnel. While seasonal and cyclical factors such as these are common in the software and technology industry, this pattern should not be considered a reliable indicator of our future revenue or financial performance.  Many other factors, including general economic conditions, may also have an impact on our business and financial results.

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,
(in thousands, except per share data)	2016	2015	2014
Revenue	$1,130,266	$1,128,436	$907,292
Operating income	$67,852	$79,111	$122,286
Net income attributable to Verint Systems Inc. common shares	$17,638	$30,931	$53,583
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.29	$0.53	$1.01
Diluted	$0.28	$0.52	$0.99

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Our revenue increased approximately $1.9 million to $1,130.3 million in the year ended January 31, 2016 from $1,128.4 million in the year ended January 31, 2015.  The increase consisted of a $34.1 million increase in service and support revenue, offset by a $32.2 million decrease in product revenue.  In our Cyber Intelligence segment, revenue increased approximately $26.0 million, or 7%, from $359.4 million in the year ended January 31, 2015 to $385.4 million in the year ended January 31, 2016.  The increase consisted of a $31.0 million increase in service and support revenue and a $5.0 million decrease in product revenue. In our Video Intelligence segment, revenue increased approximately $8.5 million, or 8%, from $110.4 million in the year ended January 31, 2015 to $118.9 million in the year ended January 31, 2016, primarily due to an increase in product revenue.  In our Enterprise Intelligence segment, revenue decreased approximately $32.8 million, or 5%, to $625.9 million in the year ended January 31, 2016 from $658.7 million in the year ended January 31, 2015 due to a decrease in product revenue. For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, EMEA, and APAC represented approximately 51%, 31%, and 18% of our total revenue, respectively, in the year ended January 31, 2016, compared to approximately 52%, 31%, and 17%, respectively, in the year ended January 31, 2015. Further details of changes in revenue are provided below.

Operating income was $67.9 million in the year ended January 31, 2016 compared to $79.1 million in the year ended January 31, 2015.  This decrease in operating income was primarily due to an $11.9 million decrease in gross profit primarily due to decreased gross profit in our Enterprise Intelligence segment and a $0.7 million decrease in operating expenses, which consisted of a $4.0 million increase in net research and development expenses, offset by a $2.6 million decrease in selling, general and administrative expense and a $2.1 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. common shares was $17.6 million, and diluted net income per common share was $0.28, in the year ended January 31, 2016 compared to net income attributable to Verint Systems Inc. common shares of $30.9 million, and diluted net income per common share of $0.52, in the year ended January 31, 2015.  The decrease in net income attributable to Verint Systems Inc. and diluted net income per common share in the year ended January 31, 2016 was primarily due to a $16.0 million decrease in our benefit for income taxes, from a benefit of $15.0 million in the year ended January 31, 2015 to an expense of $1.0 million in the year ended January 31, 2016, and decreased operating income, as described above. These decreases to net income attributable to Verint Systems Inc. common shares were partially offset by a $13.0 million decrease in other expense, net, primarily due to losses upon early retirement of debt recorded during the year ended January 31, 2015, with no comparable losses during the year ended January 31, 2016. Further details of changes in total other expense, net, are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the year ended January 31, 2016 to average exchange rates for the year ended January 31, 2015, the U.S. dollar strengthened relative to the British pound sterling, euro, Israeli shekel (both hedged and unhedged), Australian dollar, Brazilian real, and Singapore dollar, resulting in an overall decrease in our revenue (primarily in our Enterprise Intelligence and Cyber Intelligence segments), cost of revenue, and operating expenses on a U.S. dollar-denominated basis. For the year ended January 31, 2016, had foreign exchange rates remained unchanged from rates in effect for the year ended January 31, 2015, our revenue would have been approximately $40.0 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $44.6 million higher, which would have resulted in a $4.6 million decrease in operating income.

Currently, we employ approximately 5,000 professionals, including part-time employees and certain contractors, as compared to approximately 4,800 at January 31, 2015.

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Our revenue increased approximately $221.1 million, or 24%, to $1,128.4 million in the year ended January 31, 2015 from $907.3 million in the year ended January 31, 2014.  In our Enterprise Intelligence segment, revenue increased approximately $159.8 million, or 32%, to $658.7 million in the year ended January 31, 2015 from $498.9 million in the year ended January 31, 2014.  The increase consisted of a $132.9 million increase in service and support revenue and a $26.9 million increase in product revenue.  In our Cyber Intelligence segment, revenue increased approximately $71.4 million, or 25%, from $288.0 million in the year ended January 31, 2014 to $359.4 million in the year ended January 31, 2015.  The increase consisted of a $54.9 million increase in product revenue and a $16.5 million increase in service and support revenue. In our Video Intelligence segment, revenue decreased approximately $10.0 million, or 8%, from $120.4 million in the year ended January 31, 2014 to $110.4 million in the year ended January 31, 2015, primarily due to a decrease in product revenue.  For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, EMEA, and APAC represented approximately 52%, 31%, and 17% of our total revenue, respectively, in the year ended January 31, 2015, compared to approximately 56%, 20%, and 24%, respectively, in the year ended January 31, 2014. The change in the percentage of revenue by geographical region in the year ended January 31, 2015 compared to the year ended January 31, 2014 primarily reflected the timing of revenue recognized in those regions under several large contracts, primarily in our Cyber Intelligence segment. Further details of changes in revenue are provided below.

Operating income was $79.1 million in the year ended January 31, 2015 compared to $122.3 million in the year ended January 31, 2014.  This decrease in operating income was primarily due to a $155.6 million increase in operating expenses, from $478.6 million to $634.2 million, partially offset by a $112.4 million increase in gross profit from $600.9 million to $713.3 million.  The increase in gross profit was primarily due to increased gross profit in our Enterprise Intelligence and Communication Intelligence segments. Despite the increase in gross profit, our overall gross margin decreased from 66% in the year ended January 31, 2014 to 63% in the year ended January 31, 2015 primarily due to a change in the mix of services attributable to a business combination in our Enterprise Intelligence segment that closed during the year ended January 31, 2015.   The increase in operating expenses consisted of an $87.9 million increase in selling, general and administrative expense, a $47.2 million increase in net research and development expenses, and a $20.5 million increase in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

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

As of January 31, 2015, we employed approximately 4,800 employees, including part-time employees and certain contractors, as compared to approximately 3,400 at January 31, 2014. This increase was due to a combination of acquisitions and organic growth during the twelve months ended January 31, 2015.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,			% Change
(in thousands)	2016	2015	2014	2016 - 2015	2015 - 2014
Enterprise Intelligence	$625,943	$658,671	$498,901	(5)%	32%
Cyber Intelligence	385,393	359,395	288,003	7%	25%
Video Intelligence	118,930	110,370	120,388	8%	(8)%
Total revenue	$1,130,266	$1,128,436	$907,292	—%	24%

Enterprise Intelligence Segment

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Enterprise Intelligence revenue decreased approximately $32.8 million, or 5%, from $658.7 million in the year ended January 31, 2015 to $625.9 million in the year ended January 31, 2016.  The decrease consisted of a $31.9 million decrease in product revenue and a $0.9 million decrease in service and support revenue. The decrease in product revenue primarily reflects a lower aggregate value of executed license arrangements, which comprises the majority of our product revenue and which can fluctuate from period to period. The decrease in service and support revenue was primarily due to a decrease in revenue from professional services and consulting projects in the year ended January 31, 2016, partially offset by an increase in support revenue. As mentioned above, our revenue during the year ended January 31, 2016 was also adversely affected by the impact of the strengthening of the U.S dollar relative to foreign locations currencies where we conduct business.

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Enterprise Intelligence revenue increased approximately $159.8 million, or 32%, from $498.9 million in the year ended January 31, 2014 to $658.7 million in the year ended January 31, 2015.  The increase consisted of a $132.9 million increase in service and support revenue and a $26.9 million increase in product revenue.  The increase in service and support revenue was primarily due to an increase in our customer install base, both organically and through business combinations, and the related support revenue generated from this customer base during the year ended January 31, 2015, as well as increased revenue from new service offerings in the year ended January 31, 2015. The increase in product revenue was due to an increase in product sales to new customers during the year ended January 31, 2015. The growth of service revenue relative to product revenue was attributable to various factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in our standard arrangements, and growth in our install base, both organically and as a result of business combinations, through the end of such period.

Cyber Intelligence Segment

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Cyber Intelligence revenue increased approximately $26.0 million, or 7%, from $359.4 million in the year ended January 31, 2015 to $385.4 million in the year ended January 31, 2016.  The increase consisted of a $31.0 million increase in service and support revenue, partially offset by a $5.0 million decrease in product revenue.  The increase in service and support revenue was primarily attributable to an increase in progress realized during the current year on projects with revenue recognized using the percentage of completion ("POC") method, some of which commenced in the previous fiscal year, and an increase in support revenue from new and existing customers. The decrease in product revenue was primarily due to a decrease in product deliveries to customers, partially offset by an increase in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in the previous fiscal year. As mentioned above, our revenue during the year ended January 31, 2016 was also adversely affected by the impact of the strengthening of the U.S dollar relative to the currencies used in the foreign locations where we conduct business.

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Cyber Intelligence revenue increased approximately $71.4 million, or 25%, from $288.0 million in the year ended January 31, 2014 to $359.4 million in the year ended January 31, 2015.  The increase consisted of a $54.9 million increase in product revenue and a $16.5 million increase in service and support revenue.  The increase in product revenue was primarily due to an increase in product deliveries to customers and an increase in progress realized during the year ended January 31, 2015 on projects with revenue recognized using the POC method, some of which commenced in the previous fiscal year. The increase in service and support revenue was primarily attributable to an increase in progress realized during the year ended January 31, 2015 on projects with revenue recognized using the POC method, some of which commenced in the previous fiscal year, and an increase in revenue from software-as-a-service ("SaaS") offerings.

Video Intelligence Segment

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Video Intelligence revenue increased approximately $8.5 million, or 8%, from $110.4 million in the year ended January 31, 2015 to $118.9 million in the year ended January 31, 2016.  The increase was primarily attributable to an increase in product deliveries to customers during the year ended January 31, 2016 as compared to the year ended January 31, 2015.

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

Volume and Price

We sell products in multiple configurations, and the price of any particular product varies depending on the configuration of the product sold. Due to the variety of customized configurations for each product we sell, we are unable to quantify the amount of any revenue increase attributable to a change in the price of any particular product and/or a change in the number of products sold.

Product Revenue and Service and Support Revenue

We derive and report our revenue in two categories: (a) product revenue, including licensing of software products and sale of hardware products (which include software that works together with the hardware to deliver the product's essential functionality), and (b) service and support revenue, including revenue from installation services, post-contract customer support, project management, hosting services, SaaS, application managed services, product warranties, and business advisory consulting and training services.  For multiple-element arrangements for which we are unable to establish VSOE for one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement's revenue into product revenue and service and support revenue.

The following table sets forth product revenue and service and support revenue for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,			% Change
(in thousands)	2016	2015	2014	2016 - 2015	2015 - 2014
Product revenue	$455,406	$487,617	$416,478	(7)%	17%
Service and support revenue	674,860	640,819	490,814	5%	31%
Total revenue	$1,130,266	$1,128,436	$907,292	—%	24%

Product Revenue

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Product revenue decreased approximately $32.2 million, or 7%, from $487.6 million for the year ended January 31, 2015 to $455.4 million for the year ended January 31, 2016, resulting from a $31.9 million decrease in our Enterprise Intelligence segment and a $5.0 million decrease in our Cyber Intelligence segment, partially offset by a $4.7 million increase in our Video Intelligence segment.

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Product revenue increased approximately $71.1 million, or 17%, from $416.5 million for the year ended January 31, 2014 to $487.6 million for the year ended January 31, 2015, resulting from a $54.9 million increase in our Cyber Intelligence segment and a $26.9 million increase in our Enterprise Intelligence segment, partially offset by a $10.7 million decrease in our Video Intelligence segment.

For additional information see "—Revenue by Operating Segment".

Service and Support Revenue

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Service and support revenue increased approximately $34.1 million, or 5%, from $640.8 million for the year ended January 31, 2015 to $674.9 million for the year ended January 31, 2016.  This increase was primarily attributable to increases of $31.0 million and $3.8 million in our Cyber Intelligence and Video Intelligence segments, respectively, partially offset by a $0.9 million decrease in our Enterprise Intelligence segment.

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Service and support revenue increased approximately $150.0 million, or 31%, from $490.8 million for the year ended January 31, 2014 to $640.8 million for the year ended January 31, 2015.  This increase was primarily attributable to increases of $132.9 million and $16.5 million in our Enterprise Intelligence and Cyber Intelligence segments, respectively.

For additional information see "— Revenue by Operating Segment".

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology and backlog for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,			% Change
(in thousands)	2016	2015	2014	2016 - 2015	2015 - 2014
Cost of product revenue	$145,071	$144,870	$137,558	—%	5%
Cost of service and support revenue	248,061	239,274	156,593	4%	53%
Amortization of acquired technology and backlog	35,774	31,004	12,269	15%	153%
Total cost of revenue	$428,906	$415,148	$306,420	3%	35%

We exclude certain costs of both product revenue and service and support revenue, including shared support costs, stock-based compensation, and asset impairment charges, among others, when calculating our operating segment gross margins.

Cost of Product Revenue

Cost of product revenue primarily consists of hardware material costs and royalties due to third parties for software components that are embedded in our software solutions. When revenue is deferred, we also defer hardware material costs and third-party software royalties and recognize those costs over the same period that the product revenue is recognized. Cost of product revenue also includes amortization of capitalized software development costs, employee compensation and related expenses associated with our global operations, facility costs, and other allocated overhead expenses. In our Cyber Intelligence segment, cost of product revenue also includes employee compensation and related expenses, contractor and consulting expenses, and travel expenses, in each case for resources dedicated to project management and associated product delivery.

Our product gross margins are impacted by the mix of products that we sell from period to period. As with many other technology companies, our software products tend to have higher gross margins than our hardware products.

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Cost of product revenue remained relatively unchanged at $145.1 million for the year ended January 31, 2016 compared to $144.9 million for the year ended January 31, 2015. For the year ended January 31, 2016, we recorded a $3.2 million charge for the impairment of certain technology assets associated with a prior business combination in our Cyber Intelligence segment. For the year ended January 31, 2015, we recorded a $2.6 million charge for the impairment of certain capitalized software development costs, reflecting strategy changes in certain product development initiatives in our Cyber Intelligence segment as a result of the UTX acquisition. Our overall product gross margins decreased to 68% in the year ended January 31, 2016 from 70% in the year ended January 31, 2015. As noted above, certain costs are not allocated to our operating segments when we calculate product gross margins by operating segment. Product gross margins in our Enterprise Intelligence segment decreased to 93% in the year ended January 31, 2016 from 94% in the year ended January 31, 2015. Product gross margins in our Cyber Intelligence segment increased from 61% in the year ended January 31, 2015 to 62% in the year ended January 31, 2016. Product gross margins in our Video Intelligence segment increased to 60% in the year ended January 31, 2016 from 59% in the year ended January 31, 2015. The above changes in product gross margins are primarily attributable to changes in product mix in the year ended January 31, 2016 compared to the year ended January 31, 2015.

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Cost of product revenue increased approximately 5% from $137.6 million in the year ended January 31, 2014 to $144.9 million in the year ended January 31, 2015.  Our overall product gross margins increased to 70% in the year ended January 31, 2015 from 67% in the year ended January 31, 2014. Product gross margins in our Enterprise Intelligence segment increased from 92% in the year ended January 31, 2014 to 94% in the year ended January 31, 2015 primarily due to a continued decrease in hardware sales as part of our product offerings. Product gross margins in our Cyber Intelligence segment increased from 56% in the year ended January 31, 2014 to 61% in the year ended January 31, 2015 primarily due to a change in product mix.  Product gross margins in our Video Intelligence segment increased to 59% in the year ended January 31, 2015 compared to 58% in the year ended January 31, 2014 due to a change in product mix.

Cost of Service and Support Revenue

Cost of service and support revenue primarily consists of employee compensation and related expenses, contractor costs, and travel expenses relating to installation, training, application managed services, consulting, and maintenance services. Cost of service and support revenue also includes stock-based compensation expenses, facility costs, and other overhead expenses. In accordance with GAAP and our accounting policy, the cost of service and support revenue is generally expensed as incurred in the period in which the services are performed, with the exception of certain transactions accounted for using the POC method.

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Cost of service and support revenue increased approximately 4% from $239.3 million in the year ended January 31, 2015 to $248.1 million in the year ended January 31, 2016.  The increase is primarily attributable to an $11.3 million increase in employee compensation and related expenses due primarily to increased services and support employee headcount chiefly in our Cyber Intelligence segment, and a $3.4 million increase in contractor costs due to increase use of contractors in our Cyber Intelligence and Enterprise Intelligence segments during the year ended January 31, 2016 compared to the year ended January 31, 2015. These increases were partially offset by a $2.4 million decrease in travel expenses primarily in our Enterprise Intelligence segment and a $1.3 million decrease in materials expense incurred to provide services primarily in our Enterprise Intelligence segment. Our overall service and support gross margins were 63% in each of the years ended January 31, 2016 and 2015.

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Cost of service and support revenue increased approximately 53% from $156.6 million in the year ended January 31, 2014 to $239.3 million in the year ended January 31, 2015.  Employee compensation and related expenses increased $51.3 million due primarily to increased headcount in our Enterprise Intelligence segment in connection with a business combination that closed during the year ended January 31, 2015. Contractor costs, travel expense, and materials expense incurred to provide services increased $10.2 million, $5.2 million, and $8.2 million, respectively, primarily due to a business combination that closed during the year ended January 31, 2015 in our Enterprise Intelligence segment. Stock-based compensation expense increased $3.4 million resulting from an increase in average amounts of outstanding restricted stock units, and increases in our stock price during such period, which impacted the total stock-based compensation to be recognized over the vesting periods. Our overall service and support gross margins decreased from 68% in the year ended January 31, 2014 to 63% in the year ended January 31, 2015 primarily due to a change in the mix of services in connection with a business combination that closed during the year ended January 31, 2015 in our Enterprise Intelligence segment.

Amortization of Acquired Technology and Backlog

Amortization of acquired technology and backlog consists of amortization of technology assets and customer backlog acquired in connection with business combinations.

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Amortization of acquired technology and backlog increased approximately 15% from $31.0 million in the year ended January 31, 2015 to $35.8 million in the year ended January 31, 2016 primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the year ended January 31, 2016.

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

Research and Development, Net

Research and development expenses consist primarily of personnel and subcontracting expenses, facility costs, and other allocated overhead, net of certain software development costs that are capitalized, as well as reimbursements under government programs. Software development costs are capitalized upon the establishment of technological feasibility and continue to be capitalized through the general release of the related software product.

The following table sets forth research and development, net for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,			% Change
(in thousands)	2016	2015	2014	2016 - 2015	2015 - 2014
Research and development, net	$177,650	$173,748	$126,539	2%	37%

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Research and development, net increased approximately $4.0 million, or 2%, from $173.7 million in the year ended January 31, 2015 to $177.7 million in the year ended January 31, 2016.  The increase was primarily attributable to a $2.8 million increase in stock-based compensation expense due to a combination of an increase in the number of outstanding RSUs, higher expenses associated with performance-based RSUs, and higher grant-date stock prices during the year ended January 31, 2016 (which are used to determine the grant-date fair value of an RSU), and our bonus share program, further details for which appear in Note 13, "Stock-Based Compensation" to our consolidated financial statements included under Item 8 of this report. Contractor expenses increased $0.8 million due to increased use of contractors for research and development activities in our Cyber Intelligence segment during the year ended January 31, 2016 compared to the year ended January 31, 2015. Research and development reimbursements received from government programs decreased $1.1 million during the year ended January 31, 2016, primarily in our Enterprise Intelligence segment, resulting in an increase in research and development expense compared to the year ended January 31, 2015. These increases were partially offset by a $0.9 million decrease in employee compensation and related expenses due to decreased research and development employee headcount in our Enterprise Intelligence segment.

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Research and development, net increased approximately $47.2 million, or 37%, from $126.5 million in the year ended January 31, 2014 to $173.7 million in the year ended January 31, 2015.  The increase was primarily attributable to a $37.0 million increase in employee compensation and related expenses due to an increase in employee headcount in connection with business combinations that closed during the year ended January 31, 2015 in our Enterprise Intelligence and Communication Intelligence segments. Stock-based compensation expense increased $3.0 million resulting from an increase in average amounts of outstanding restricted stock units, and an increase in our stock price during such period (which impacted the total stock-based compensation to be recognized over the vesting periods). Contractor expense increased $2.4 million due to increased use of contractors for research and development activities in our Cyber Intelligence segment during the year ended January 31, 2015 compared to the year ended January 31, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,			% Change
(in thousands)	2016	2015	2014	2016 - 2015	2015 - 2014
Selling, general and administrative	$412,728	$415,266	$327,385	(1)%	27%

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Selling, general and administrative expenses decreased approximately $2.6 million, or 1%, from $415.3 million in the year ended January 31, 2015 to $412.7 million in the year ended January 31, 2016. Sales commissions expense decreased $3.8 million due primarily to decreased product bookings in our Enterprise Intelligence segment. Employee compensation and related expenses decreased $2.8 million due primarily to a decrease in headcount of general and administrative employees in our Enterprise Intelligence segment. Accounting, legal, and other professional service fees decreased $2.3 million primarily due to higher use of such services during the year ended January 31, 2015 as a result of services provided in connection with the KANA and UTX acquisitions. Travel expenses decreased $2.1 million due primarily to decreased travel expenses in our Enterprise Intelligence segment. The change in fair value of our obligations under contingent consideration arrangements was a $0.9 million benefit during the year ended January 31, 2016 compared to $0.9 million expense during the year ended January 31, 2015, resulting in a $1.8 million decrease in selling, general, and administrative expense. These decreases were partially offset by increases of $6.4 million and $2.5 million in stock-based compensation expense and facilities expenses, respectively. Stock-based compensation expense increased primarily due to a combination of an increase in the number of outstanding RSUs, higher expenses associated with performance-based RSUs, and higher grant-date stock prices during the year ended January 31, 2016 (which are used to determine the grant-date fair value of an RSU), and our bonus share program, further details for which appear in Note 13, "Stock-Based Compensation" to our consolidated financial statements included under Item 8 of this report. Facilities expenses increased due primarily to the early termination of a facility lease in the Americas region, and costs associated with entering our new headquarters in Melville, NY.

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Selling, general and administrative expenses increased approximately $87.9 million, or 27%, from $327.4 million in the year ended January 31, 2014 to $415.3 million in the year ended January 31, 2015. Employee compensation and related expenses increased $34.5 million due primarily to increased employee headcount in our Enterprise Intelligence and Cyber Intelligence segments, as well as an increase in employee headcount for corporate support employees. Stock-based compensation expense increased $12.6 million due primarily to an increase in average amounts of outstanding restricted stock units, and an increase in our stock price during the period (which impacted the total stock-based compensation to be recognized over the vesting periods). Sales and marketing expense, travel expense, and facilities expense increased $3.8 million, $4.0 million, and $6.4 million, respectively, due primarily to business combinations that closed during the year ended January 31. 2015. Also contributing to the increase in selling, general, and administrative expense was a $9.9 million increase in agent commissions expense in our Communication Intelligence segment, a $5.6 million increase in contractor expense due primarily to increased use of contractors for corporate support activities, including acquisition and integration related expenses, and a $3.5 million increase in the change in fair value of our obligations under contingent consideration arrangements. These increases were partially offset by a decrease of $3.5 million in expenses from special performance incentives associated with a prior period business combination that were included in selling, general, and administrative expenses for the year ended January 31, 2014 with no equivalent expenses in the year ended January 31, 2015.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names and non-compete agreements.
The following table sets forth amortization of other acquired intangible assets for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,			% Change
(in thousands)	2016	2015	2014	2016 - 2015	2015 - 2014
Amortization of other acquired intangible assets	$43,130	$45,163	$24,662	(5)%	83%

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Amortization of other acquired intangible assets decreased approximately $2.1 million, or 5%, from $45.2 million in the year ended January 31, 2015 to $43.1 million in the year ended January 31, 2016 primarily due to acquired intangible assets from historical business combinations becoming fully amortized during the year ended January 31, 2016, resulting in decreased amortization on those intangibles compared to the year ended January 31, 2015. This decrease was partially offset by amortization associated with business combinations that closed during the year ended January 31, 2016.

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

Other Income (Expense), Net

The following table sets forth total other expense, net for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,			% Change
(in thousands)	2016	2015	2014	2016 - 2015	2015 - 2014
Interest income	$1,490	$1,070	$963	39%	11%
Interest expense	(33,885)	(36,661)	(29,780)	(8)%	23%
Losses on early retirements of debt	—	(12,546)	(9,879)	(100)%	27%
Other income (expense):
Foreign currency (losses) gains	(8,037)	(13,402)	(6,057)	(40)%	121%
Gains on derivatives	394	3,986	345	(90)%	*
Derecognition of indemnification asset related to CTI Merger	—	—	(12,874)	—%	*
Other, net	(4,634)	(155)	(1,689)	*	(91)%
Total other income (expense)	(12,277)	(9,571)	(20,275)	28%	(53)%
Total other expense, net	$(44,672)	$(57,708)	$(58,971)	(23)%	(2)%

* Percentage is not meaningful.

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Total other expense, net, decreased by $13.0 million from $57.7 million in the year ended January 31, 2015 to $44.7 million in the year ended January 31, 2016.

During the year ended January 31, 2015, we recorded a $12.5 million loss upon early retirements of debt. Of this amount, $7.1 million was recorded in connection with the extinguishment of the March 2013 Term Loans (defined below), and $5.5 million was recorded in connection with the retirement of $530.0 million of the February 2014 Term Loans and March 2014 Term Loans (defined below). Further discussion regarding our credit facilities appears in Note 6, “Long-Term Debt” to our consolidated financial statements included under Item 8 of this report.

Interest expense decreased to $33.9 million in the year ended January 31, 2016 from $36.7 million in the year ended January 31, 2015 primarily due to lower interest rates on outstanding borrowings during the year ended January 31, 2016.

We recorded $8.0 million of net foreign currency losses in the year ended January 31, 2016 compared to $13.4 million of net losses in the year ended January 31, 2015.  Foreign currency losses in the year ended January 31, 2016 resulted primarily from the strengthening of the U.S. dollar against the Singapore dollar, euro, and Canadian dollar resulting in foreign currency losses on our Singapore dollar, euro, and Canadian dollar-denominated net assets, respectively, in certain entities which use a U.S. dollar functional currency. Also contributing to the net foreign currency loss was the strengthening of the U.S dollar against the British pound sterling, resulting in foreign currency losses on U.S dollar-denominated net liabilities in certain entities which use a British pound sterling functional currency, and the strengthening of the U.S dollar against the Brazilian real, resulting in foreign currency losses on U.S dollar denominated net liabilities in certain entities which use a Brazilian real functional currency.

In the year ended January 31, 2016, there were net gains on derivative financial instruments (not designated as hedging instruments) of $0.4 million, compared to net gains of $4.0 million on such instruments for the year ended January 31, 2015.  The net gains in the current year reflected gains on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the euro.

Other, net, expense increased to $4.6 million in the year ended January 31, 2016 from $0.2 million in the year ended January 31, 2015. Other, net, expense in the year ended January 31, 2016 consisted primarily of write-offs of indemnification assets associated with tax liabilities recorded in connection with prior business combinations.

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

Provision (Benefit) for Income Taxes

The following table sets forth our provision (benefit) for income taxes for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,			% Change
(in thousands)	2016	2015	2014	2016 - 2015	2015 - 2014
Provision (benefit) for income taxes	$952	$(14,999)	$4,539	*	*

* Percentage is not meaningful.

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Our effective income tax rate was 4.1% for the year ended January 31, 2016, compared to an effective income tax benefit rate of 70.1% for the year ended January 31, 2015.  For the year ended January 31, 2016, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 35% primarily due to mix and levels of income and losses among taxing jurisdictions and changes in unrecognized income tax benefits. We recorded tax benefits of $20.2 million as a result of audit settlements and statute of limitation lapses related to domestic and foreign jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions at rates lower than the U.S. federal statutory income tax rate, was substantially offset by our domestic losses where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $1.0 million on $23.2 million of pre-tax income, which represented an effective income tax rate of 4.1%. For the year ended January 31, 2015, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 35% primarily due to the release of $44.4 million of Verint valuation allowances. We maintain valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions. In connection with the acquisition of KANA on February 3, 2014, we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, we reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded. Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit and not as a component of the KANA acquisition accounting. The effective income tax rate was also affected by the mix and levels of income and losses among taxing jurisdictions, changes in unrecognized income tax benefits, and the recording of valuation allowance on certain income tax attributes of a foreign subsidiary where we do not expect to realize the benefits. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions at rates lower than the U.S. federal statutory income tax rate, was substantially offset by our domestic losses where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax benefit of $15.0 million on $21.4 million of pre-tax income, which represented an effective income tax benefit rate of 70.1%.

Year Ended January 31, 2015 compared to Year Ended January 31, 2014. Our effective income tax benefit rate was 70.1% for the year ended January 31, 2015, compared to 7.2% for the year ended January 31, 2014.  For the year ended January 31, 2015, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 35% primarily due to the release of $44.4 million of Verint valuation allowances. As discussed in the prior paragraph, this resulted in an income tax benefit of $15.0 million on $21.4 million of pre-tax income, resulting in an income tax benefit rate of 70.1%.  For the year ended January 31, 2014, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 35% primarily due to the level and mix of income and losses by jurisdiction and an income tax benefit of $12.4 million for the reversal of unrecognized tax benefits established in connection with the CTI Merger. The recognition of the CTI income tax benefits resulted in a charge within other income (expense), net due to the write-off of an indemnification asset. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions at rates lower than the U.S. federal statutory income tax rate, was partially offset by our domestic losses where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $4.5 million on $63.3 million of pre-tax income, which represented an effective income tax rate of 7.2%.

The comparison of our effective income tax rates between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, amount of permanent book to tax differences, the impact of unrecognized tax benefits, and the effects of valuation allowances on certain loss jurisdictions.

Backlog

While we have certain projects with multiple deliverables over longer periods of time, for most of our transactions, delivery generally occurs within several months following receipt of the order. As a result, we believe that our backlog at any particular time is not meaningful because it is not necessarily indicative of future revenue.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We have used cash as consideration for substantially all of our historical business acquisitions, including approximately $31 million of net cash expended for business acquisitions during the year ended January 31, 2016.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise additional equity or debt capital in the capital markets.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (including any long-term portions) held by our subsidiaries outside of the United States were $321.5 million and $297.2 million as of January 31, 2016 and 2015, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months or for the foreseeable future.

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

The following table sets forth our cash and cash equivalents, restricted cash and bank time deposits, short-term investments and long-term debt as of January 31, 2016 and 2015:

	January 31,
(in thousands)	2016	2015
Cash and cash equivalents	$352,105	$285,072
Restricted cash and bank time deposits	11,820	36,920
Short-term investments	55,982	35,751
Total cash, cash equivalents, restricted cash and bank time deposits, and short-term investments	$419,907	$357,743
Total debt, including current maturities	$738,087	$726,258

Our operating activities generated $156.9 million of cash during the year ended January 31, 2016, which was partially offset by $85.8 million of net cash used in combined investing and financing activities during this period.  Further discussion of these items appears below.

Consolidated Cash Flow Activity

The following table summarizes selected items from our consolidated statements of cash flows for the years ended January 31, 2016, 2015 and 2014:

	Year Ended January 31,
(in thousands)	2016	2015	2014
Net cash provided by operating activities	$156,903	$193,725	$178,284
Net cash used in investing activities	(75,600)	(676,835)	(64,196)
Net cash (used in) provided by financing activities	(10,204)	395,713	54,534
Effect of exchange rate changes on cash and cash equivalents	(4,066)	(6,149)	23
Net increase (decrease) in cash and cash equivalents	$67,033	$(93,546)	$168,645

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income (which decreased $14.2 million in the year ended January 31, 2016 compared to the year ended January 31, 2015), adjusted for non-cash items, and working capital changes. Operating activities generated $156.9 million of net cash during the year ended January 31, 2016, compared to $193.7 million generated during the year ended January 31, 2015.

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

Net Cash Used in Investing Activities

During the year ended January 31, 2016, our investing activities used $75.6 million of net cash, the primary components of which were $31.4 million of net cash utilized for business acquisitions, $30.3 million of payments for property, equipment, and capitalized software development costs, and $21.4 million of net purchases of short-term investments during the year.
Partially offsetting those uses was $7.5 million of net cash provided by other investing activities, consisting primarily of decreases in restricted cash and bank time deposits during the period. Restricted cash and bank time deposits are typically short-term deposits used to secure bank guarantees in connection with customer sales contracts, the amounts of which will fluctuate from period to period.

During the year ended January 31, 2015, our investing activities used $676.8 million of net cash, the primary component of which was $605.3 million of net cash utilized for business acquisitions, including the acquisitions of KANA in February 2014 and UTX in March 2014. We also had a $36.3 million increase in restricted cash and bank time deposits during this period. The increase in restricted cash and bank time deposits during the year reflected deposits associated with several large sales contracts. In addition, during the year we made $29.2 million of payments for property, equipment, and capitalized software development costs, and made $7.5 million of net purchases of short-term investments.

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

We had no significant commitments for capital expenditures at January 31, 2016.

Net Cash (Used in) Provided by Financing Activities

For the year ended January 31, 2016, our financing activities used $10.2 million of net cash, including payments of $7.2 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and dividend payments of $3.2 million to the noncontrolling interest holders in a joint venture which serves as a systems integrator for certain Asian markets.

For the year ended January 31, 2015, our financing activities provided $395.7 million of net cash. In connection with the February 2014 acquisition of KANA, we incurred $300.0 million of incremental term loans and borrowed $125.0 million under the revolving credit facility under our Credit Agreement (defined below). Additionally, in March 2014, we incurred $643.5 million of new term loans, the proceeds of which were used to repay $643.5 million of prior term loans. In June 2014, we completed concurrent public offerings of 5,750,000 shares of our common stock, gross proceeds from which were $274.6 million, and $400.0 million in aggregate principal amount of 1.50% convertible senior notes. We used $15.6 million of the net proceeds from these offerings to pay the net costs of an arrangement consisting of the purchase of call options and the sale of warrants to purchase our common stock, the intent of which is to reduce the potential dilution to our common stock upon conversion of the Notes. We used the majority of the remainder of the net proceeds to retire $530.0 million of the February 2014 Term Loans and March 2014 Term Loans, and all $106.0 million of then-outstanding borrowings under the rvolving credit facility under our Credit Agreement. In connection with these various financing activities, we paid $29.2 million of debt and equity issuance costs, including underwriting discounts and commissions associated with the public offerings. Other financing activities during the year ended January 31, 2015 included payments of $10.4 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and the receipt of $17.6 million of proceeds from exercises of stock options.

For the year ended January 31, 2014, our financing activities provided $54.5 million of net cash. During this period, we borrowed $646.7 million under our Credit Agreement, repaid $576.0 million of outstanding borrowings under our prior Credit Agreement, and paid $7.8 million of related debt issuance costs. We also received $10.4 million of cash in connection with the CTI Merger during this year. Other financing activities during the year ended January 31, 2014 included payments of $16.1 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and the receipt of $10.9 million of proceeds from exercises of stock options.

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

On March 29, 2016, we announced that our board of directors had authorized a new share repurchase program whereby we may make up to $150 million in purchases of our outstanding shares of common stock over the two years following the date of announcement. Under the share repurchase program, purchases can be made from time to time using a variety of methods, which may include open market purchases. The specific timing, price and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations, including the amount of cash generated in the U.S. and other potential uses of cash, such as acquisitions. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The board of directors’ authorization of the share repurchase program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time.

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

As of January 31, 2016, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of January 31, 2016, we had not purchased any shares under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of January 31, 2016, no Warrants had been exercised and all Warrants remained outstanding.

Credit Agreement

In April 2011, we entered into a credit agreement with our lenders, which was amended and restated on March 6, 2013, and further amended on February 3, 2014, March 7, 2014, and June 18, 2014 (the "Credit Agreement"). The Credit Agreement, as amended and restated, provides for senior secured credit facilities, comprised of $943.5 million of term loans, of which $300.0 million was borrowed in February 2014 (the "February 2014 Term Loans") and of which $643.5 million was borrowed in March 2014 (the "March 2014 Term Loans"), all of which mature in September 2019, and a $300.0 million revolving credit facility maturing in September 2018, subject to increase and reduction from time to time, as described in the Credit Agreement.
On June 18, 2014, we utilized the majority of the combined net proceeds from the issuance of the Notes and the concurrent issuance of 5,750,000 shares of common stock to retire $530.0 million of the February 2014 Term Loans and March 2014 Term
Loans. At January 31, 2016 and 2015, $411.1 million of combined borrowings were outstanding under the February 2014 Term Loans and March 2014 Term Loans, currently bearing interest at an annual rate of 3.50%, and there were no outstanding borrowings under our revolving credit facility.

On February 11, 2016, we executed a pay-fixed, receive-variable interest rate swap with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our term loans under which we will pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million. The effective date of the agreement is November 1, 2016, and settlements with the counterparty will occur on a quarterly basis, beginning on February 1, 2017. The agreement will terminate on September 6,

2019. Assuming that we elect three-month LIBOR at the term loans' interest rate reset dates, beginning on November 1, 2016 and throughout the term of the interest rate swap agreement, the annual interest rate on $200.0 million of our term loans will be fixed at 4.143% during that period.

Following the partial retirements of the February 2014 Term Loans and March 2014 Term Loans in June 2014 described above, there are no scheduled principal payments on the term loans until August 2016. The vast majority of the term loan balances are due upon maturity in September 2019.

The revolving credit facility contains a financial covenant that requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 5.00 to 1 until January 31, 2016 and no greater than 4.50 to 1 thereafter (the "Leverage Ratio Covenant"). At January 31, 2016, our consolidated leverage ratio was approximately 2.5 to 1 compared to a permitted consolidated leverage ratio of 5.00 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $120.0 million the minimum EBITDA required to satisfy the Leverage Ratio Covenant given our outstanding debt as of such date.

Contractual Obligations

At January 31, 2016, our contractual obligations were as follows:

	Payments Due by Period
(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations, including interest	$899,526	$22,723	$49,181	$424,622	$403,000
Operating lease obligations	139,485	17,361	31,319	26,846	63,959
Purchase obligations	45,776	29,396	16,380	—	—
Other long-term obligations	676	248	94	94	240
Total contractual obligations	$1,085,463	$69,728	$96,974	$451,562	$467,199

The long-term debt obligations reflected above include projected interest payments over the term of our outstanding debt as of January 31, 2016, assuming interest rates in effect for our term loan borrowings as of January 31, 2016.

Operating lease obligations reflected above exclude future sublease income from certain space we have subleased to third parties. As of January 31, 2016, total expected future sublease income was $1.0 million and will range from $0.1 million to $0.8 million on an annual basis through August 2018.

During the year ended January 31, 2016, we entered into a new operating lease for a facility in Herzliya, Israel, whose lease term commenced on February 1, 2016.  The aggregate minimum lease commitment over the 12-year term of this new lease, excluding operating expenses, is approximately $40.6 million. This operating lease commitment is reflected in the table above.

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

Our consolidated balance sheet at January 31, 2016 included $25.3 million of non-current tax reserves, net of related benefits (including interest and penalties of $3.3 million) for uncertain tax positions. However, these amounts are not included in the table above because it is not possible to predict or estimate the timing of payments for these obligations. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the year ended January 31, 2016, we made $7.4 million of payments under contingent consideration arrangements. As of January 31, 2016, potential future cash payments and earned consideration expected to be paid subsequent to January 31, 2016 under contingent consideration arrangements total $51.7 million, the estimated fair value of which was $22.4 million, including $4.0 million reported in accrued expenses and other current liabilities, and $18.4 million reported in other liabilities. The performance periods associated with these potential payments extend through April 2020.

Off-Balance Sheet Arrangements

As of January 31, 2016, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and in August 2015 issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU No. 2015-03 changes the presentation of debt issuance costs in financial statements by requiring an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU No. 2015-15 provides clarification regarding costs to secure revolving lines of credit, and indicates that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. We elected to early adopt ASU No. 2015-03 as of January 31, 2016, and retrospectively reclassified $10.5 million of debt issuance costs associated with our long-term debt as of January 31, 2015 from other non-current assets to long-term debt. $3.1 million of net deferred debt issuance costs related to our revolving credit facility continue to be reported within other assets on our consolidated balance sheet at January 31, 2016.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as long-term on the balance sheet. We have elected to early adopt ASU 2015-17 as of January 31, 2016 on a prospective basis. The January 31, 2015 consolidated balance sheet was not adjusted.

New Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet.  The new guidance is effective for all periods beginning after December 15, 2018 and we are currently evaluating the effects that the adoption of ASU No. 2016-02 will have on our consolidated financial statements, but anticipate that the new guidance will significantly impact our consolidated financial statements given our significant number of leases.

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

As of January 31, 2016, we have $411.1 million of outstanding term loan borrowings maturing in September 2019 under our Credit Agreement, which also includes a $300.0 million revolving credit facility maturing in September 2018, under which there were no outstanding borrowings at January 31, 2016. Borrowings under the Credit Agreement bear interest at our option at either a base rate plus a spread of 1.75% or an Adjusted LIBOR Rate, as defined in the Credit Agreement, plus a spread of 2.75%. As of January 31, 2016, the interest rate on our term loan borrowings was 3.50%.

Because the interest rates applicable to borrowings under our Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. To partially mitigate risks associated with the variable interest rate on our term loans, in February 2016, we executed a pay-fixed, receive-variable interest rate swap with a multinational financial institution under which we will pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million. The effective date of the agreement is November 1, 2016, and settlements with the counterparty will occur on a quarterly basis, beginning on February 1, 2017. The agreement will terminate on September 6, 2019. Assuming that we elect three-month LIBOR at the term loans' interest rate reset dates, beginning on November 1, 2016 and throughout the term of the interest rate swap agreement, the annual interest rate on $200.0 million of our term loans will be fixed at 4.143% during that period.

The periodic interest rates on unhedged borrowings under the Credit Agreement are currently a function of several factors, the most important of which is LIBOR. However, borrowings are subject to either a 0.75% (Eurodollar loans) or 1.00% (Base Rate loans) LIBOR floor in the interest rate calculation, which helps reduce the likelihood of increases in the current periodic interest rate, because current short-term LIBO Rates are below 0.75%, and accordingly changes in short-term LIBOR will not impact the calculation unless those rates increase above the interest rate floors. Excluding the impact of the interest swap agreement discussed in the previous paragraph, based upon our borrowings as of January 31, 2016, for each 1.00% increase in the applicable LIBOR above the interest rate floor, our annual interest payments would increase by approximately $4.1 million.

Interest Rate Risk on Our Investments

We invest in cash, cash equivalents, bank time deposits, and marketable debt securities. Interest rate changes could result in an increase or decrease in interest income we generate from these interest-bearing assets. Our cash, cash equivalents, and bank time deposits are primarily maintained at high credit-quality financial institutions around the world, and our marketable debt investments are restricted to highly rated corporate debt securities. We have not invested in marketable debt securities with remaining maturities in excess of twelve months or in marketable equity securities during the three-year period ended January 31, 2016.

The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

As of January 31, 2016 and 2015, we had cash and cash equivalents totaling approximately $352.1 million and $285.1 million, respectively, consisting of demand deposits, bank time deposits with maturities of 90 days or less, money market accounts, and marketable debt securities with remaining maturities of 90 days or less. At such dates we also held $27.2 million and $36.9 million, respectively, of restricted cash and restricted bank time deposits (including long-term portions) which were not available for general operating use. These balances primarily represent deposits to secure bank guarantees in connection with customer sales contracts. The amounts of these deposits can vary depending upon the terms of the underlying contracts. We also had short-term investments of $56.0 million and $35.8 million at January 31, 2016 and 2015, respectively, consisting of bank time deposits and marketable debt securities of corporations, all with remaining maturities in excess of 90 days, but less than one year, at the time of purchase.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the year ending January 31, 2016, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2015. Such a change would cause our projected interest income from cash, cash equivalents, restricted cash and bank time deposits, and short-term investments to increase or decrease by approximately $2.2 million, assuming a similar level of investments in the year ending January 31, 2017 as in the year ended January 31, 2016.

Due to the short-term nature of our cash and cash equivalents, time deposits, money market accounts, and marketable debt securities, their carrying values approximate their market values and are not generally subject to price risk due to fluctuations in interest rates.

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

For the year ended January 31, 2016, a significant portion of our operating expenses, primarily labor expenses, were denominated in the local currencies where our foreign operations are located, primarily Israel, the United Kingdom, Germany, certain other European countries whose functional currency is the euro, Singapore, and Australia. We also generate some portion of our revenue in foreign currencies, mainly the British pound sterling, euro, Singapore dollar, and Australian dollar. As a result, our consolidated U.S. dollar operating results are subject to the potentially material adverse impact of fluctuations in foreign currency exchange rates between the U.S. dollar and the other currencies in which we transact.

In addition, we have certain monetary assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that result in gains or losses. We recorded net foreign currency losses of $8.0 million, $13.4 million, and $6.1 million for the years ended January 31, 2016, 2015, and 2014, respectively, which are recorded in other expense, net.

From time to time, we enter into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted payroll and payroll-related expenses denominated in Israeli shekels. These contracts are generally limited to durations of approximately 12 months or less. Our 50% owned joint venture in Singapore periodically enters into foreign currency forward contracts in an effort to reduce the volatility of cash flows primarily related to forecasted U.S. dollar payments to its suppliers. These contracts are generally limited to durations of approximately 12 months or less. We have also periodically entered into foreign currency forward contracts to manage exposures resulting from forecasted customer collections denominated in currencies other than the respective entity’s functional currency and exposures from cash, cash equivalents and short-term investments denominated in currencies other than the applicable functional currency.

During the years ended January 31, 2016, 2015, and 2014, we recorded net gains of $0.4 million, $4.0 million, and $0.3 million, respectively, on foreign currency forward contracts not designated as hedges for accounting purposes. We had $2.3 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2016, with notional amounts totaling $136.4 million. We had $8.8 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2015, with notional amounts totaling $156.8 million.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2016. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar, and assumes no changes in interest rates. A 10% increase in the relative value of the U.S. dollar would decrease the estimated fair value of our foreign exchange derivatives by approximately $7.4 million. Conversely, a 10% decrease in the relative value of the U.S. dollar would increase the estimated the fair value of these financial instruments by approximately $9.1 million.

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

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Verint Systems Inc.
Melville, New York

We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the "Company") as of January 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Verint Systems Inc. and subsidiaries as of January 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 29, 2016

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	January 31,
(in thousands, except share and per share data)	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$352,105	$285,072
Restricted cash and bank time deposits	11,820	36,920
Short-term investments	55,982	35,751
Accounts receivable, net of allowance for doubtful accounts of $1.2 million and $1.1 million, respectively	256,419	262,092
Inventories	18,312	17,505
Deferred cost of revenue	1,876	6,722
Deferred income taxes	—	11,176
Prepaid expenses and other current assets	57,598	54,954
Total current assets	754,112	710,192
Property and equipment, net	68,904	62,490
Goodwill	1,207,176	1,200,817
Intangible assets, net	246,682	311,894
Capitalized software development costs, net	11,992	10,112
Long-term deferred cost of revenue	13,117	14,555
Long-term deferred income taxes	17,528	10,778
Other assets	36,224	19,614
Total assets	$2,355,735	$2,340,452

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$65,447	$72,885
Accrued expenses and other current liabilities	206,967	221,613
Current maturities of long-term debt	2,104	23
Deferred revenue	167,912	181,259
Deferred income taxes	—	2,108
Total current liabilities	442,430	477,888
Long-term debt	735,983	726,235
Long-term deferred revenue	20,488	20,544
Long-term deferred income taxes	27,042	30,664
Other liabilities	61,628	80,218
Total liabilities	1,287,571	1,335,549
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $0.001 par value; authorized 2,207,000 shares at January 31, 2016 and 2015, respectively; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 62,614,000 and 61,253,000 shares; outstanding 62,266,000 and 60,905,000 shares at January 31, 2016 and 2015, respectively.	63	61
Additional paid-in capital	1,387,955	1,321,455
Treasury stock, at cost - 348,000 shares at January 31, 2016 and 2015, respectively.	(10,251)	(10,251)
Accumulated deficit	(201,436)	(219,074)
Accumulated other comprehensive loss	(116,194)	(94,335)
Total Verint Systems Inc. stockholders' equity	1,060,137	997,856
Noncontrolling interest	8,027	7,047
Total stockholders' equity	1,068,164	1,004,903
Total liabilities and stockholders' equity	$2,355,735	$2,340,452

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended January 31,
(in thousands, except per share data)	2016	2015	2014
Revenue:
Product	$455,406	$487,617	$416,478
Service and support	674,860	640,819	490,814
Total revenue	1,130,266	1,128,436	907,292
Cost of revenue:
Product	145,071	144,870	137,558
Service and support	248,061	239,274	156,593
Amortization of acquired technology and backlog	35,774	31,004	12,269
Total cost of revenue	428,906	415,148	306,420
Gross profit	701,360	713,288	600,872
Operating expenses:
Research and development, net	177,650	173,748	126,539
Selling, general and administrative	412,728	415,266	327,385
Amortization of other acquired intangible assets	43,130	45,163	24,662
Total operating expenses	633,508	634,177	478,586
Operating income	67,852	79,111	122,286
Other income (expense), net:
Interest income	1,490	1,070	963
Interest expense	(33,885)	(36,661)	(29,780)
Losses on early retirements of debt	—	(12,546)	(9,879)
Other expense, net	(12,277)	(9,571)	(20,275)
Total other expense, net	(44,672)	(57,708)	(58,971)
Income before provision (benefit) for income taxes	23,180	21,403	63,315
Provision (benefit) for income taxes	952	(14,999)	4,539
Net income	22,228	36,402	58,776
Net income attributable to noncontrolling interest	4,590	5,471	5,019
Net income attributable to Verint Systems Inc.	17,638	30,931	53,757
Dividends on preferred stock	—	—	(174)
Net income attributable to Verint Systems Inc. common shares	$17,638	$30,931	$53,583

Net income per common share attributable to Verint Systems Inc.:
Basic	$0.29	$0.53	$1.01
Diluted	$0.28	$0.52	$0.99

Weighted-average common shares outstanding:
Basic	61,813	58,096	52,967
Diluted	62,921	59,374	53,878

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended January 31,
(in thousands)	2016	2015	2014
Net income	$22,228	$36,402	$58,776
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	(28,180)	(45,600)	5,283
Net unrealized (losses) gains on available-for-sale securities	(211)	92	9
Net unrealized gains (losses) on derivative financial instruments designated as hedges	6,919	(10,547)	(1,227)
(Provision) benefit for income taxes on net unrealized gains (losses) on derivative financial instruments designated as hedges	(798)	1,070	265
Other comprehensive (loss) income	(22,270)	(54,985)	4,330
Comprehensive (loss) income	(42)	(18,583)	63,106
Comprehensive income attributable to noncontrolling interest	4,179	5,096	4,849
Comprehensive (loss) income attributable to Verint Systems Inc.	$(4,221)	$(23,679)	$58,257

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interest
Balances as of January 31, 2013	40,158	$40	$580,762	$(8,013)	$(303,762)	$(44,225)	$224,802	$4,874	$229,676
Net income	—	—	—	—	53,757	—	53,757	5,019	58,776
Other comprehensive income (loss)	—	—	—	—	—	4,500	4,500	(170)	4,330
Stock-based compensation - equity portion	—	—	30,471	—	—	—	30,471	—	30,471
Exercises of stock options	384	—	10,982	—	—	—	10,982	—	10,982
Common stock issued for stock awards and stock bonuses	789	1	2,837	—	—	—	2,838	—	2,838
Common stock issued for CTI Merger, net	12,274	13	299,626	—	—	—	299,639	—	299,639
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(3,579)	(3,579)
Tax effects from stock award plans	—	—	(15)	—	—	—	(15)	—	(15)
Balances as of January 31, 2014	53,605	54	924,663	(8,013)	(250,005)	(39,725)	626,974	6,144	633,118
Net income	—	—	—	—	30,931	—	30,931	5,471	36,402
Other comprehensive loss	—	—	—	—	—	(54,610)	(54,610)	(375)	(54,985)
Common stock issued in public offering, net of issuance costs	5,750	6	264,927	—	—	—	264,933	—	264,933
Equity component of convertible notes, net of issuance costs	—	—	78,209	—	—	—	78,209	—	78,209
Purchase of convertible note hedges	—	—	(60,800)	—	—	—	(60,800)	—	(60,800)
Issuance of warrants	—	—	45,188	—	—	—	45,188	—	45,188
Stock-based compensation - equity portion	—	—	46,963	—	—	—	46,963	—	46,963
Exercises of stock options	505	—	17,520	—	—	—	17,520	—	17,520
Common stock issued for stock awards and stock bonuses	1,091	1	4,531	—	—	—	4,532	—	4,532
Purchases of treasury stock	(46)	—	—	(2,238)	—	—	(2,238)	—	(2,238)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(4,193)	(4,193)
Tax effects from stock award plans	—	—	254	—	—	—	254	—	254
Balances as of January 31, 2015	60,905	61	1,321,455	(10,251)	(219,074)	(94,335)	997,856	7,047	1,004,903
Net income	—	—	—	—	17,638	—	17,638	4,590	22,228
Other comprehensive loss	—	—	—	—	—	(21,859)	(21,859)	(411)	(22,270)
Stock-based compensation - equity portion	—	—	58,028	—	—	—	58,028	—	58,028
Exercises of stock options	6	—	232	—	—	—	232	—	232
Common stock issued for stock awards and stock bonuses	1,355	2	7,743	—	—	—	7,745	—	7,745
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(3,199)	(3,199)
Tax effects from stock award plans	—	—	497	—	—	—	497	—	497
Balances as of January 31, 2016	62,266	$63	$1,387,955	$(10,251)	$(201,436)	$(116,194)	$1,060,137	$8,027	$1,068,164

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended January 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$22,228	$36,402	$58,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,300	99,464	55,968
Provision for doubtful accounts	669	423	1,112
Stock-based compensation - equity portion	58,028	46,312	30,173
Amortization of discount on convertible notes	10,123	6,014	—
(Benefit) provision for deferred income taxes	(5,640)	(47,331)	2,553
Excess tax benefits from stock award plans	(523)	(298)	(64)
Non-cash gains on derivative financial instruments, net	(394)	(3,986)	(346)
Losses on early retirements of debt	—	12,546	9,879
Other non-cash items, net	12,343	8,928	(1,964)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	3,433	(54,921)	(23,387)
Inventories	(3,258)	(4,223)	3,105
Deferred cost of revenue	6,187	(677)	(6,148)
Prepaid expenses and other assets	(2,886)	21,412	33,487
Accounts payable and accrued expenses	(8,901)	41,414	23,444
Deferred revenue	(12,364)	24,057	(1,994)
Other liabilities	(28,515)	8,356	(6,513)
Other, net	73	(167)	203
Net cash provided by operating activities	156,903	193,725	178,284

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(31,358)	(605,279)	(32,767)
Purchases of property and equipment	(25,265)	(23,134)	(15,725)
Purchases of investments	(92,808)	(21,175)	(197,749)
Sales and maturities of investments	71,457	13,653	178,820
Settlements of derivative financial instruments not designated as hedges	766	3,858	(359)
Cash paid for capitalized software development costs	(5,027)	(6,083)	(6,668)
Change in restricted cash and bank time deposits, including long-term portion	11,133	(36,291)	7,677
Other investing activities	(4,498)	(2,384)	2,575
Net cash used in investing activities	(75,600)	(676,835)	(64,196)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	—	1,526,750	646,750
Repayments of borrowings and other financing obligations	(309)	(1,361,852)	(586,126)
Proceeds from public issuance of common stock	—	274,563	—
Proceeds from issuance of warrants	—	45,188	—
Payments for convertible note hedges	—	(60,800)	—
Payments of equity issuance, debt issuance and other debt-related costs	(239)	(29,164)	(7,754)
Proceeds from exercises of stock options	232	17,606	10,896
Cash received in CTI Merger	—	—	10,370
Dividends paid to noncontrolling interest	(3,199)	(4,193)	(3,579)
Purchases of treasury stock	—	(2,238)	—
Excess tax benefits from stock award plans	523	298	64
Payments of contingent consideration for business combinations (financing portion)	(7,212)	(10,445)	(16,087)
Net cash (used in) provided by financing activities	(10,204)	395,713	54,534
Effect of exchange rate changes on cash and cash equivalents	(4,066)	(6,149)	23
Net increase (decrease) in cash and cash equivalents	67,033	(93,546)	168,645
Cash and cash equivalents, beginning of year	285,072	378,618	209,973
Cash and cash equivalents, end of year	$352,105	$285,072	$378,618

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Unless the context otherwise requires, the terms "Verint", "we", "us", and "our" in these notes to consolidated financial statements refer to Verint Systems Inc. and its consolidated subsidiaries.

Verint is a global leader in Actionable Intelligence solutions. Actionable Intelligence is a necessity in a dynamic world of massive information growth because it empowers organizations with crucial insights and enables decision makers to anticipate, respond, and take action. With Verint solutions and value-added services, organizations of all sizes and across many industries can make more timely and effective decisions. Today, more than 10,000 organizations in 180 countries, including over 80 percent of the Fortune 100, use Verint solutions to improve enterprise performance and make the world a safer place. Verint’s vision is to create A Smarter World with Actionable Intelligence®.

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

Accounts receivable, net, includes unbilled accounts receivable on arrangements recognized under contract accounting methods, representing revenue recognized on contracts for which billing will occur in subsequent periods, in accordance with the terms of the contracts. Unbilled accounts receivable on such contracts were $46.6 million and $30.2 million at January 31, 2016 and 2015, respectively. Substantially all unbilled accounts receivable at January 31, 2016 are expected to be collected during the year ending January 31, 2017.

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

We grant credit terms to our customers in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the large number of customers comprising our customer base and their dispersion across different industries and geographic areas. One customer accounted for $70.9 million and $63.8 million of our accounts receivable (including both billed and unbilled amounts), at January 31, 2016 and 2015, respectively. This customer is a governmental agency outside of the U.S. which we believe presents insignificant credit risk.

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

The following table summarizes the activity in our allowance for doubtful accounts for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,
(in thousands)	2016	2015	2014
Allowance for doubtful accounts, beginning of year	$1,099	$1,187	$1,775
Provisions charged to expense	669	423	1,100
Amounts written off	(933)	(461)	(1,700)
Other, including fluctuations in foreign exchange rates	335	(50)	12
Allowance for doubtful accounts, end of year	$1,170	$1,099	$1,187

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

Goodwill, Other Acquired Intangible Assets, and Long-Lived Assets

For business combinations, the purchase prices are allocated to the tangible assets and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, with the remaining unallocated purchase prices recorded as goodwill. Goodwill is assigned, at the acquisition date, to those reporting units expected to benefit from the synergies of the combination.

We evaluate goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. As of January 31, 2016, our reporting units are consistent with our operating segments identified below under "Segment Reporting". In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference.

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

Acquired identifiable intangible assets include identifiable acquired technologies, customer relationships, trade names, distribution networks, non-competition agreements, sales backlog, and in-process research and development. We amortize the cost of finite-lived identifiable intangible assets over their estimated useful lives, which are periods of ten years or less. Amortization is based on the pattern in which the economic benefits of the intangible asset are expected to be realized, which typically is on a straight-line basis. The fair values assigned to identifiable intangible assets acquired in business combinations are determined primarily by using the income approach, which discounts expected future cash flows attributable to these assets to present value using estimates and assumptions determined by management. The acquired identifiable finite-lived intangible assets are being amortized primarily on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

Fair Value Measurements

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

We review the fair value hierarchy classification of our applicable assets and liabilities at each reporting period. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. We did not identify any transfers between levels of the fair value measurement hierarchy during the years ended January 31, 2016 and 2015.

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

We conduct our business through three operating segments, which are also our reportable segments, Enterprise Intelligence Solutions ("Enterprise Intelligence"), Cyber Intelligence Solutions ("Cyber Intelligence"), and Video and Situation Intelligence Solutions ("Video Intelligence"). Organizing our business through three operating segments allows us to align our resources and domain expertise to effectively address the Actionable Intelligence market. We determine our reportable segments based on a number of factors our management uses to evaluate and run our business operations, including similarities of customers, products and technology. Our Chief Executive Officer is our CODM, who regularly reviews segment revenue and segment operating contribution when assessing financial results of segments and allocating resources.

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

Revenue Recognition

We derive and report our revenue in two categories: (a) product revenue, including sale of hardware products (which include software that works together with the hardware to deliver the product's essential functionality) and licensing of software products, and (b) service and support revenue, including revenue from installation services, post-contract customer support ("PCS"), project management, hosting services, software-as-a-service ("SaaS"), application managed services, product warranties, business advisory consulting and training services.

Our revenue recognition policy is a critical component of determining our operating results and is based on a complex set of accounting rules that require us to make significant judgments and estimates. Our customer arrangements typically include several elements, including products, services, and support. Revenue recognition for a particular arrangement is dependent upon such factors as the level of customization within the solution and the contractual delivery, acceptance, payment, and support terms with the customer. Significant judgment is required to conclude whether collectability of fees is reasonably assured and whether fees are fixed or determinable.

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

Our multiple-element arrangements consist of a combination of our product and service offerings that may be delivered at various points in time. For arrangements within the scope of the multiple-deliverable accounting guidance, a deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. For multiple-element arrangements comprised only of hardware products containing software components and non-software components and related services, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. The total transaction revenue is allocated to the multiple elements based on each element's relative selling price compared to the total selling price. We limit the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.

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

For multiple-element arrangements comprised only of software products and related services, a portion of the total purchase price is allocated to the undelivered elements, primarily installation services, PCS, application managed services, business advisory consulting and training services, using VSOE of fair value of the undelivered elements. The remaining portion of the total transaction value is allocated to the delivered software, referred to as the residual method. If we are unable to establish VSOE for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered. However, if the only undelivered element is PCS, we recognize the arrangement fee ratably over the PCS period.

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

Our application managed services revenue is derived from providing services that enhance our customers IT processes and maximize the business benefits of our solutions. Application managed services revenue is recognized ratably over the applicable term which, in most cases, is at least one year. When application managed services is included within a multiple-element arrangement, we utilize the substantive renewal rate approach to establish VSOE. In addition, we perform a budget versus actual time analysis to support our initial estimate of effort required to provide these services.

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

Customer acquisition and origination costs, including sales commissions, are recorded in selling, general and administrative expenses. These costs are expensed as incurred, with the exception of certain sales referral fees in our Cyber Intelligence segment which are capitalized and amortized ratably over the revenue recognition period.

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

Functional Currencies and Foreign Currency Transaction Gains and Losses

The functional currency for most of our foreign subsidiaries is the applicable local currency, although we have several subsidiaries with functional currencies that differ from their local currency, of which the most notable exceptions are our subsidiaries in Israel, whose functional currencies are the U.S. dollar. During the year ended January 31, 2016, we changed the functional currency for one of our subsidiaries to the U.S. dollar in anticipation of an increase in U.S. dollar denominated revenue resulting from changes in the subsidiary's business model. This change in functional currency is applied on a prospective basis. Previously, this subsidiary was judged to operate in two economic environments which had differing foreign currency exchange risks, and therefore used a different functional currency (euro and U.S dollar) in each environment.

Transactions denominated in currencies other than a functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within other income (expense), net in the consolidated statements of operations. We recorded net foreign currency losses of $8.0 million, $13.4 million, and $6.1 million for the years ended January 31, 2016, 2015, and 2014, respectively.

For consolidated reporting purposes, in those instances where a foreign subsidiary has a functional currency other than the U.S. dollar, revenue and expenses are translated into U.S. dollars using average exchange rates for the reporting period, while assets and liabilities are translated into U.S. dollars using period-end rates. The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets.

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

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and in August 2015 issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU No. 2015-03 changes the presentation of debt issuance costs in financial statements by requiring an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU No. 2015-15 provides clarification regarding costs to secure revolving lines of credit, and indicates that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. We elected to early adopt ASU No. 2015-03 as of January 31, 2016, and retrospectively reclassified $10.5 million of debt issuance costs associated with our long-term debt as of January 31, 2015 from other non-current assets to long-term debt. $3.1 million of net deferred debt issuance costs related to our revolving credit facility continue to be reported within other assets on our consolidated balance sheet at January 31, 2016.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as long-term on the balance sheet. We have elected to early adopt ASU 2015-17 as of January 31, 2016 on a prospective basis. The January 31, 2015 consolidated balance sheet was not adjusted.

New Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet.  The new guidance is effective for all periods beginning after December 15, 2018 and we are currently evaluating the effects that the adoption of ASU No. 2016-02 will have on our consolidated financial statements, but anticipate that the new guidance will significantly impact our consolidated financial statements given our significant number of leases.

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

The following table summarizes the calculation of basic and diluted net income per common share attributable to Verint Systems Inc. for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,
(in thousands, except per share amounts)	2016	2015	2014
Net income	$22,228	$36,402	$58,776
Net income attributable to noncontrolling interest	4,590	5,471	5,019
Net income attributable to Verint Systems Inc.	17,638	30,931	53,757
Dividends on Preferred Stock	—	—	(174)
Net income attributable to Verint Systems Inc. for basic net income per common share	$17,638	$30,931	$53,583
Weighted-average shares outstanding:
Basic	61,813	58,096	52,967
Dilutive effect of employee equity award plans	1,108	1,278	911
Dilutive effect of 1.50% convertible senior notes	—	—	—
Dilutive effect of warrants	—	—	—
Diluted	62,921	59,374	53,878
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.29	$0.53	$1.01
Diluted	$0.28	$0.52	$0.99

We excluded the following weighted-average potential common shares from the calculations of diluted net income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended January 31,
(in thousands)	2016	2015	2014
Stock options and restricted stock-based awards	596	226	247
1.50% convertible senior notes	6,205	3,876	—
Warrants	6,205	3,876	—
Preferred Stock	—	—	123

The convertible senior notes will not impact the calculation of diluted net income per share unless the average price of our common stock, as calculated in accordance with the terms of the indenture governing the Notes, exceeds the conversion price of $64.46 per share. Likewise, diluted net income per share will not include any effect from the Warrants (as defined in Note 6, "Long-Term Debt") unless the average price of our common stock, as calculated under the terms of the Warrants, exceeds the exercise price of $75.00 per share.

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

Prior to February 4, 2013, Comverse Technology Inc. ("CTI") beneficially owned a majority of our common stock (assuming the conversion of CTI’s holdings of our then-outstanding Series A Convertible Preferred Stock into common stock). The preferred stock was canceled in conjunction with the CTI Merger on February 4, 2013, as further discussed in Note 14, "Merger with CTI".

3. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of January 31, 2016 and 2015:

	January 31, 2016
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$334,938	$—	$—	$334,938
Money market funds	12,137	—	—	12,137
Corporate debt securities	5,054	—	(24)	5,030
Total cash and cash equivalents	$352,129	$—	$(24)	$352,105

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$53,018	$—	$(86)	$52,932
Bank time deposits	3,050	—	—	3,050
Total short-term investments	$56,068	$—	$(86)	$55,982

	January 31, 2015
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$281,890	$—	$—	$281,890
Money market funds	183	—	—	183
Commercial paper	2,999	—	—	2,999
Total cash and cash equivalents	$285,072	$—	$—	$285,072

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$13,741	$101	$—	$13,842
Bank time deposits	21,909	—	—	21,909
Total short-term investments	$35,650	$101	$—	$35,751

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

As of January 31, 2016 and 2015, all of our available-for-sale investments had contractual maturities of less than one year. Gains and losses on sales of available-for-sale securities during the years ended January 31, 2016, 2015, and 2014 were not significant.

During the years ended January 31, 2016, 2015, and 2014, proceeds from maturities and sales of available-for-sale securities were $71.5 million, $13.7 million, and $178.8 million, respectively.

We believe that the investments we held at January 31, 2016 were not other-than-temporarily impaired. We held available-for-sale securities with aggregate fair values of $17.1 million which had insignificant unrealized losses at January 31, 2016. We do not intend to sell our available-for-sale securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.

4.	BUSINESS COMBINATIONS

On February 19, 2016, we completed the acquisition of Contact Solutions LLC, a provider of real-time, contextual self-service solutions. Please refer to Note 19, "Subsequent Events", for information regarding this business combination.

We have included the financial results of each of our business combinations in our consolidated financial statements from their respective acquisition dates.

Year Ended January 31, 2016

During the year ended January 31, 2016, we completed three business combinations:

•	On February 12, 2015, we completed the acquisition of a business that is being integrated into our Enterprise Intelligence operating segment.

•	On May 1, 2015, we completed the acquisition of a business that is being integrated into our Cyber Intelligence operating segment.

•	On August 11, 2015, we acquired certain technology and other assets for use in our Enterprise Intelligence operating segment in a transaction that qualified as a business combination.

These business combinations were not individually material to our consolidated financial statements.

The combined consideration for these business combinations was approximately $49.5 million, including $33.2 million of combined cash paid at the closings. For one of these business combinations, we also agreed to make potential additional cash payments to the respective former shareholders aggregating up to approximately $30.5 million, contingent upon the achievement of certain performance targets over periods extending through April 2020. The fair value of these contingent consideration obligations was estimated to be $16.2 million at the applicable acquisition date.

Included among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the addition of skilled, assembled workforces. Of the $28.7 million of goodwill associated with these business combinations, $7.7 million and $21.0 million was assigned to our Enterprise Intelligence and Cyber Intelligence segments, respectively. For income tax purposes, $5.1 million of this goodwill is deductible and $23.6 million is not deductible.

Revenue and the impact on net income attributable to these acquisitions for the year ended January 31, 2016 were not significant.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $1.4 million for the year ended January 31, 2016. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocations for the business combinations completed during the year ended January 31, 2016 have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the respective measurement periods (up to one year from the respective acquisition dates). Fair values still under review include values assigned to identifiable intangible assets, deferred income taxes and reserves for uncertain income tax positions.

The following table sets forth the components and the allocations of the combined purchase prices for the business combinations completed during the year ended January 31, 2016, including adjustments identified subsequent to the respective valuation dates, none of which were material:

(in thousands)	Amount
Components of Purchase Prices:
Cash	$33,222
Fair value of contingent consideration	16,237
Total purchase prices	$49,459

Allocation of Purchase Prices:
Net tangible assets (liabilities):
Accounts receivable	$992
Other current assets, including cash acquired	4,274
Other assets	395
Current and other liabilities	(3,037)
Deferred revenue - current and long-term	(1,872)
Deferred income taxes - current and long-term	(2,922)
Net tangible liabilities	(2,170)
Identifiable intangible assets:
Customer relationships	1,212
Developed technology	20,300
Trademarks and trade names	300
In-process research and development	1,100
Total identifiable intangible assets	22,912
Goodwill	28,717
Total purchase price allocations	$49,459

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

Year Ended January 31, 2015

KANA Software, Inc.

On February 3, 2014, we completed the acquisition of Sunnyvale, California-based KANA Software, Inc. and its subsidiaries ("KANA"), a leading global provider of on-premises and cloud-based solutions which create differentiated, personalized, and integrated customer experiences for large enterprises and mid-market organizations. The purchase price consisted of $542.4 million of cash paid at the closing, partially offset by $25.1 million of KANA’s cash received in the acquisition, and a $0.7 million post-closing purchase price adjustment, resulting in net cash consideration of $516.6 million.

The merger consideration was funded by a combination of cash on hand, $300.0 million of incremental term loans incurred in connection with an amendment to our Credit Agreement, and $125.0 million of borrowings under our 2013 Revolving Credit Facility (further details for which appear in Note 6, "Long-Term Debt").

KANA has been integrated into our Enterprise Intelligence operating segment.

Among the factors contributing to the recognition of goodwill as a component of the KANA purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. This goodwill has been assigned to our Enterprise Intelligence segment and while generally not deductible for income tax purposes, certain goodwill related to previous business combinations by KANA is deductible for income tax purposes.

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

Transaction and related costs directly related to the acquisition of KANA, consisting primarily of professional fees and integration expenses, were $3.2 million and $10.0 million for the years ended January 31, 2016 and 2015, respectively, and were expensed as incurred and are included in selling, general and administrative expenses.

UTX Technologies Limited

On March 31, 2014, we completed the acquisition of all of the outstanding shares of UTX Technologies Limited (“UTX”), a provider of certain mobile device tracking solutions for security applications, from UTX Limited. UTX Limited was the supplier of these products to our Cyber Intelligence operating segment prior to the acquisition. The purchase price consisted of $82.9 million of cash paid at closing, and up to $1.5 million of potential future contingent consideration payments to UTX Limited, the acquisition date fair value of which was estimated to be $1.3 million. During the year ended January 31, 2015, $1.5 million of contingent consideration was paid to UTX Limited.

UTX is based in the Europe, the Middle East and Africa (“EMEA”) region and has been integrated into our Cyber Intelligence operating segment.

Among the factors contributing to the recognition of goodwill as a component of the UTX purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. This goodwill has been assigned to our Cyber Intelligence segment and is not deductible for income tax purposes.

Transaction and related costs directly related to the acquisition of UTX, consisting primarily of professional fees, integration expenses and related adjustments, were $0.2 million and $2.5 million for the years ended January 31, 2016 and 2015, respectively, and were expensed as incurred and are included in selling, general and administrative expenses.

As a result of the UTX acquisition, we recorded a $2.6 million charge for the impairment of certain capitalized software development costs during the year ended January 31, 2015, reflecting strategy changes in certain product development initiatives. This charge is reflected within cost of product revenue.

Other Business Combinations

We completed two separate acquisitions of certain technologies and other assets for use in our Cyber Intelligence operating segment on April 16, 2014 and January 15, 2015, respectively, in transactions that qualified as business combinations. These business combinations were not material to our consolidated financial statements, individually or in the aggregate.

Purchase Price Allocations

The following table sets forth the components and the allocations of the purchase prices for our acquisitions of KANA and UTX, including adjustments identified subsequent to the respective acquisition dates:

(in thousands)	KANA	UTX
Components of Purchase Prices:
Cash, including post-closing adjustments	$541,685	$82,901
Fair value of contingent consideration	—	1,347
Total purchase prices	$541,685	$84,248

Allocation of Purchase Prices:
Net tangible assets (liabilities):
Accounts receivable	$18,473	$—
Other current assets, including cash acquired	49,707	3,799
Other assets	14,494	924
Current and other liabilities	(17,851)	(263)
Deferred revenue - current and long-term	(7,932)	(340)
Deferred income taxes - current and long-term	(60,879)	(4,882)
Net tangible liabilities	(3,988)	(762)
Identifiable intangible assets:
Customer relationships	152,700	2,000
Developed technology	55,500	37,400
Trademarks and trade names	11,500	—
Other intangible assets	—	1,100
Total identifiable intangible assets	219,700	40,500
Goodwill	325,973	44,510
Total purchase price allocations	$541,685	$84,248

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

For purposes of the following unaudited pro forma operating results, a $44.4 million income tax benefit resulting from a reduction of valuation allowances associated from the acquisition of KANA is reflected in the pro forma operating results for the year ended January 31, 2014. The actual tax benefit was recorded during the year ended January 31, 2015.

The unaudited pro forma results do not include any operating efficiencies or potential cost savings associated with these business combinations. Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on February 1, 2013, nor are they indicative of future operating results.

	Year Ended January 31,
(in thousands, except per share amounts)	2015	2014
Revenue	$1,158,141	$1,032,733
Net income	$29,644	$50,432
Net income attributable to Verint Systems Inc.	$24,173	$45,413
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.42	$0.85
Diluted	$0.41	$0.84

Year Ended January 31, 2014

On February 4, 2013, we completed the CTI Merger, details for which appear in Note 14, "Merger with CTI".

Other Business Combinations

During the year ended January 31, 2014, in addition to the CTI Merger, we completed five business combinations that were not material individually or in the aggregate to our consolidated financial statements.

Other Business Combination Information

The acquisition date fair values of contingent consideration obligations associated with business combinations are estimated based on probability adjusted present values of the consideration expected to be transferred using significant inputs that are not observable in the market. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. At each reporting date, we revalue the contingent consideration obligations to their fair values and record increases and decreases in fair value within selling, general and administrative expenses in our consolidated statements of operations. Changes in the fair value of the contingent consideration obligations result from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.

For the years ended January 31, 2016, 2015, and 2014, we recorded a benefit of $0.9 million, a charge of $0.9 million, and a benefit of $2.5 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair value of the remaining contingent consideration obligations associated with business combinations was $22.4 million at January 31, 2016, of which $4.0 million was recorded within accrued expenses and other current liabilities, and $18.4 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $7.4 million and $12.0 million for the years ended January 31, 2016 and 2015, respectively.

5.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of January 31, 2016 and 2015:

	January 31, 2016
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$371,722	$(211,824)	$159,898
Acquired technology	211,388	(134,391)	76,997
Trade names	18,457	(11,570)	6,887
Non-competition agreements	3,047	(2,137)	910
Distribution network	4,440	(3,550)	890
Total intangible assets with finite lives	609,054	(363,472)	245,582
In-process research and development, with indefinite lives	1,100	—	1,100
Total intangible assets	$610,154	$(363,472)	$246,682

	January 31, 2015
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, all with finite lives:
Customer relationships	$378,756	$(176,796)	$201,960
Acquired technology	201,294	(104,117)	97,177
Trade names	18,799	(9,131)	9,668
Non-competition agreements	3,625	(2,331)	1,294
Distribution network	4,440	(2,645)	1,795
Total intangible assets	$606,914	$(295,020)	$311,894

The following table presents net acquisition-related intangible assets by reportable segment as of January 31, 2016 and 2015:

	January 31,
(in thousands)	2016	2015
Enterprise Intelligence	$201,503	$261,354
Cyber Intelligence	44,802	49,670
Video Intelligence	377	870
Total	$246,682	$311,894

Total amortization expense recorded for acquisition-related intangible assets was $78.9 million, $76.2 million, and $36.9 million for the years ended January 31, 2016, 2015, and 2014, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2017	$75,595
2018	57,685
2019	29,984
2020	20,531
2021	17,650
Thereafter	44,137
Total	$245,582

During the years ended January 31, 2016 and 2014, we recorded acquired intangible asset impairments of $3.2 million and $0.5 million, respectively, which are included within cost of product revenue. No impairments of acquired intangible assets were recorded during the year ended January 31, 2015.

Goodwill activity for the years ended January 31, 2016, and 2015, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Enterprise Intelligence	Cyber Intelligence	Video Intelligence
Year Ended January 31, 2015:
Goodwill, gross, at January 31, 2014	$920,254	$795,722	$47,838	$76,694
Accumulated impairment losses through January 31, 2014	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at January 31, 2014	853,389	764,931	47,838	40,620
Business combinations	382,422	328,173	54,249	—
Foreign currency translation and other	(34,994)	(31,582)	(826)	(2,586)
Goodwill, net, at January 31, 2015	$1,200,817	$1,061,522	$101,261	$38,034

Year Ended January 31, 2016:
Goodwill, gross, at January 31, 2015	$1,267,682	$1,092,313	$101,261	$74,108
Accumulated impairment losses through January 31, 2015	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at January 31, 2015	1,200,817	1,061,522	101,261	38,034
Business combinations	28,717	7,695	21,022	—
Foreign currency translation and other	(22,358)	(20,262)	(1,564)	(532)
Goodwill, net, at January 31, 2016	$1,207,176	$1,048,955	$120,719	$37,502

Balance at January 31, 2016:
Goodwill, gross, at January 31, 2016	$1,274,041	$1,079,746	$120,719	$73,576
Accumulated impairment losses through January 31, 2016	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at January 31, 2016	$1,207,176	$1,048,955	$120,719	$37,502

Based upon our November 1, 2015 goodwill impairment reviews, we concluded that the estimated fair values of our Enterprise Intelligence, Cyber Intelligence, and Video Intelligence reporting units significantly exceeded their carrying values.

No changes in circumstances or indicators of potential impairment were identified between November 1 and January 31 in each of the years ended January 31, 2016 and 2015.

No goodwill impairment was identified for the years ended January 31, 2016, 2015, and 2014.

6.	LONG-TERM DEBT

The following table summarizes our long-term debt at January 31, 2016 and 2015:

	January 31,
(in thousands)	2016	2015

1.50% Convertible Senior Notes	$400,000	$400,000
February 2014 Term Loans	130,729	130,729
March 2014 Term Loans	280,413	280,413
Other debt	—	23
Less: Unamortized debt discounts and issuance costs	(73,055)	(84,907)
Total debt	738,087	726,258
Less: current maturities	2,104	23
Long-term debt	$735,983	$726,235

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
As of January 31, 2016, the Notes were not convertible.

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

We allocated transaction costs related to the issuance of the Notes, including underwriting discounts, of $7.6 million and $1.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component were netted against long-term debt and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at January 31, 2016.

As of January 31, 2016, the carrying amount of the debt component was $330.0 million, which is net of the unamortized debt discount and issuance costs of $64.0 million and $6.0 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% at January 31, 2016.

Based on the closing market price of our common stock on January 31, 2016, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

Note Hedges and Warrants

Concurrently with the issuance of the Notes, we entered into convertible note hedge transactions (the “Note Hedges”) and sold warrants (the “Warrants”). The combination of the Note Hedges and the Warrants serves to increase the effective initial conversion price for the Notes to $75.00 per share. The Note Hedges and Warrants are each separate instruments from the Notes.
Note Hedges
Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of January 31, 2016, we had not purchased any shares of our common stock under the Note Hedges.
Warrants
We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of January 31, 2016, no Warrants had been exercised and all Warrants remained outstanding.
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

From March 6, 2013 through March 6, 2014, the March 2013 Term Loans and borrowings under the 2013 Revolving Credit Facility, if any, incurred interest at our option at either a base rate plus a spread of 1.75% to 2.00% or an Adjusted LIBOR Rate, as defined in the Credit Agreement, plus a spread of 2.75% to 3.00%.

At the March 6, 2013 closing date of the amendment and restatement agreement, there were $11.0 million of unamortized deferred debt issuance costs and $2.2 million of unamortized discount associated with the April 2011 Term Loans and the 2011 Revolving Credit Facility. Of the $11.0 million of unamortized deferred debt issuance costs, $3.5 million were associated with commitments under the 2011 Revolving Credit Facility provided by lenders that continued to provide revolving credit commitments under the 2013 Revolving Credit Facility and therefore continued to be deferred, and were being amortized over the remaining term of the Credit Agreement. The remaining $7.5 million of unamortized deferred debt issuance costs and the $2.2 million unamortized discount, all of which related to the April 2011 Term Loans, were written off as a $9.7 million loss on early retirement of debt.

We are required to pay a commitment fee equal to 0.50% per annum of the undrawn portion on the 2013 Revolving Credit Facility.

2014 Amendments to Credit Agreement

During the year ended January 31, 2015, we entered into five separate amendments to the Credit Agreement as described below.

February 2014 Term Loans

On February 3, 2014, in connection with the acquisition of KANA, we borrowed $125.0 million under the 2013 Revolving Credit Facility and entered into Amendment No. 1 pursuant to which, on such date, we incurred $300.0 million of incremental term loans (the “February 2014 Term Loans”), maturing in September 2019.

The February 2014 Term Loans incur interest at our option at either a base rate plus a spread of 1.75% or an Adjusted LIBOR Rate, as defined in the Credit Agreement, plus a spread of 2.75%.

On February 3, 2014, we also entered into Amendment No. 2 to, among other things, (i) permit us to increase the permitted amount of additional incremental term loans and revolving credit commitments (beyond the February 2014 Term Loans borrowed under Amendment No. 1) by up to, in the aggregate, $200.0 million plus an additional amount such that the First Lien Leverage Ratio (as defined in Amendment No. 2) would not exceed the specified maximum ratio set forth therein, (ii) increase the size of certain negative covenant basket carve-outs, (iii) permit us to issue Permitted Convertible Indebtedness (as defined in Amendment No. 2), and (iv) permit us to refinance any portion of existing term loans under the Credit Agreement with replacement term loans.

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

March 2014 Term Loans

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

The refinancing of the March 2013 Term Loans with the proceeds of the March 2014 Term Loans was accounted for as an early retirement of the March 2013 Term Loans and, as a result, $4.3 million of unamortized deferred debt issuance costs and $2.8 million of unamortized discount associated with the March 2013 Term Loans as of the March 7, 2014 effective date of Amendment No. 4 were written off as a $7.1 million loss on early retirement of debt.

As of January 31, 2016, the interest rate on both the February 2014 Term Loans and the March 2014 Term Loans was 3.50%. Taking into account the impact of original issuance discounts, if any, and related deferred debt issuance costs, the effective interest rates on the February 2014 Term Loans and March 2014 Term Loans were approximately 4.03% and 3.58%, respectively, at that date.

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
Other Provisions of the Credit Agreement

Loans under the Credit Agreement are subject to mandatory prepayment requirements with respect to certain asset sales, excess cash flows (as defined in the Credit Agreement), and certain other events. Optional prepayments of the term loans are permitted without premium or penalty, other than customary breakage costs associated with the prepayment of loans bearing interest based on LIBOR.
Our obligations under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and certain foreign subsidiaries, and are secured by security interests in substantially all of our and the aforementioned subsidiaries' assets, subject to certain exceptions.

The Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The 2013 Revolving Credit Facility also contains a financial covenant that requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 5.00 to 1 until January 31, 2016 and no greater than 4.50 to 1 thereafter (the "Leverage Ratio Covenant").

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

Future Principal Payments on Term Loans

As of January 31, 2016, future scheduled principal payments on the February 2014 Term Loans and March 2014 Term Loans are presented in the following table:

(in thousands)	February 2014	March 2014
Years Ending January 31,	Term Loans	Term Loans
2017	$669	$1,434
2018	1,337	2,869
2019	1,337	2,869
2020	127,386	273,241
Total	$130,729	$280,413

Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our Credit Agreement for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,
(in thousands)	2016	2015	2014
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$6,000	$3,717	$—
Amortization of debt discount	10,123	6,014	—
Amortization of deferred debt issuance costs	955	566	—
Total - 1.50% Convertible Senior Notes	$17,078	$10,297	$—

Borrowings under Credit Agreement:
Interest expense at contractual rates	$14,590	$23,236	$26,254
Amortization of debt discounts	56	116	458
Amortization of deferred debt issuance costs	2,166	2,435	2,164
Total - Borrowings under Credit Agreement	$16,812	$25,787	$28,876

7.	SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Consolidated Balance Sheets

Inventories consisted of the following as of January 31, 2016 and 2015:

	January 31,
(in thousands)	2016	2015
Raw materials	$7,177	$6,203
Work-in-process	6,668	8,481
Finished goods	4,467	2,821
Total inventories	$18,312	$17,505

Property and equipment, net consisted of the following as of January 31, 2016 and 2015:

	January 31,
(in thousands)	2016	2015
Land and buildings	$10,276	$10,932
Leasehold improvements	28,538	25,747
Software	47,615	38,305
Equipment, furniture, and other	79,545	76,839
	165,974	151,823
Less: accumulated depreciation and amortization	(97,070)	(89,333)
Total property and equipment, net	$68,904	$62,490

Depreciation expense on property and equipment was $20.3 million, $17.7 million, and $13.5 million the years ended January 31, 2016, 2015, and 2014, respectively.

Other assets consisted of the following as of January 31, 2016 and 2015:

	January 31,
(in thousands)	2016	2015
Deferred debt issuance costs, net	$3,142	$4,350
Long-term restricted cash and time deposits	15,359	1,959
Other	17,723	13,305
Total other assets	$36,224	$19,614

As discussed in Note 1, "Summary of Significant Accounting Policies", we elected to early adopt ASU No. 2015-03 as of January 31, 2016, and retrospectively reclassified $10.5 million of debt issuance costs associated with our long-term debt as of January 31, 2015 from other assets to long-term debt.

Accrued expenses and other current liabilities consisted of the following as of January 31, 2016 and 2015:

	January 31,
(in thousands)	2016	2015
Compensation and benefits	$69,895	$76,736
Billings in excess of costs and estimated earnings on uncompleted contracts	54,873	75,414
Income taxes	18,707	7,350
Professional and consulting fees	7,094	7,374
Derivative financial instruments - current portion	2,347	9,509
Distributor and agent commissions	8,471	2,141
Taxes other than income taxes	8,430	9,423
Interest on indebtedness	4,597	4,597
Contingent consideration - current portion	3,691	3,892
Other	28,862	25,177
Total accrued expenses and other current liabilities	$206,967	$221,613

Other liabilities consisted of the following as of January 31, 2016 and 2015:

	January 31,
(in thousands)	2016	2015
Unrecognized tax benefits, including interest and penalties	$25,315	$50,451
Contingent consideration - long-term portion	18,401	10,615
Deferred rent expense	12,553	11,480
Obligations for severance compensation	2,712	2,664
Other	2,647	5,008
Total other liabilities	$61,628	$80,218

Consolidated Statements of Operations

Other expense, net consisted of the following for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,
(in thousands)	2016	2015	2014
Foreign currency losses, net	$(8,037)	$(13,402)	$(6,057)
Gains on derivative financial instruments, net	394	3,986	345
Derecognition of indemnification asset related to CTI Merger	—	—	(12,874)
Other, net	(4,634)	(155)	(1,689)
Total other expense, net	$(12,277)	$(9,571)	$(20,275)

Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our consolidated cash flows for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,
(in thousands)	2016	2015	2014
Cash paid for interest	$20,734	$29,296	$24,444
Cash payments (refunds) of income taxes, net	$17,165	$15,362	$(1,748)
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$4,562	$4,258	$1,161
Inventory transfers to property and equipment	$1,142	$630	$757
Liabilities for contingent consideration in business combinations	$16,238	$8,347	$11,907
Leasehold improvements funded by lease incentives	$1,721	$2,242	$—
Non-cash net assets acquired in CTI Merger	$—	$—	$3,727

8.	STOCKHOLDERS’ EQUITY

Issuance of Common Stock

On June 18, 2014, we completed a public offering of our common stock pursuant to which we issued and sold 5,750,000 shares of common stock at a price of $47.75 per share. We received aggregate proceeds of $265.6 million from the offering, net of underwriters’ discounts and commissions, but before deducting approximately $0.7 million of other offering expenses.

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the years ended January 31, 2016, 2015, and 2014. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock. Our previously-outstanding preferred stock, which was canceled on February 4, 2013 in connection with the CTI Merger, also restricted our ability to declare or pay dividends on our common stock. See Note 14, "Merger with CTI" for further information.

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost, but may from time to time be retired. At January 31, 2016 and 2015, we held approximately 348,000 shares of treasury stock with a cost of $10.3 million.

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

We did not acquire any shares of treasury stock during the years ended January 31, 2016 and 2014. During the year ended January 31, 2015, we acquired approximately 46,000 shares of treasury stock from directors, executive officers, and other employees at a cost of $2.2 million.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the years ended January 31, 2016 and 2015:

(in thousands)	Unrealized Gains (Losses) on Derivative Financial Instruments Designated as Hedges	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2014	$1,485	$9	$(41,219)	$(39,725)
Other comprehensive (loss) income before reclassifications	(11,035)	92	(45,225)	(56,168)
Amounts reclassified out of accumulated other comprehensive income (loss)	1,558	—	—	1,558
Net other comprehensive (loss) income	(9,477)	92	(45,225)	(54,610)
Accumulated other comprehensive (loss) income at January 31, 2015	(7,992)	101	(86,444)	(94,335)
Other comprehensive loss before reclassifications	(992)	(211)	(27,769)	(28,972)
Amounts reclassified out of accumulated other comprehensive income (loss)	7,113	—	—	7,113
Net other comprehensive income (loss)	6,121	(211)	(27,769)	(21,859)
Accumulated other comprehensive loss at January 31, 2016	$(1,871)	$(110)	$(114,213)	$(116,194)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated statement of operations, with presentation location, for the years ended January 31, 2016, 2015, and 2014 were as follows:

	Year Ended January 31,			Location
(in thousands)	2016	2015	2014
Unrealized losses (gains) on derivative financial instruments:
Foreign currency forward contracts	$718	$190	$(478)	Cost of product revenue
	672	159	(494)	Cost of service and support revenue
	4,556	1,050	(3,246)	Research and development, net
	2,205	458	(1,501)	Selling, general and administrative
	8,151	1,857	(5,719)	Total, before income taxes
	(1,038)	(299)	695	(Benefit) provision for income taxes
	$7,113	$1,558	$(5,024)	Total, net of income taxes

9. RESEARCH AND DEVELOPMENT, NET

Our gross research and development expenses for the years ended January 31, 2016, 2015, and 2014, were $181.7 million, $178.7 million, and $131.6 million, respectively. Reimbursements from the OCS and other government grant programs amounted to $4.0 million, $5.0 million, and $5.1 million for the years ended January 31, 2016, 2015, and 2014, respectively, which were recorded as reductions of gross research and development expenses.

We capitalize certain costs incurred to develop our commercial software products, and we then recognize those costs within cost of product revenue as the products are sold. Activity for our capitalized software development costs for the years ended January 31, 2016, 2015, and 2014 was as follows:

	Year Ended January 31,
(in thousands)	2016	2015	2014
Capitalized software development costs, net, beginning of year	$10,112	$8,483	$6,343
Software development costs capitalized during the year	5,027	6,083	6,668
Amortization of capitalized software development costs	(2,976)	(1,666)	(2,482)
Impairments, foreign currency translation and other	(171)	(2,788)	(2,046)
Capitalized software development costs, net, end of year	$11,992	$10,112	$8,483

During the years ended January 31, 2015 and 2014, we recorded $2.6 million and $2.1 million, respectively, for impairment of capitalized software development costs reflecting strategy changes in certain product development initiatives, due primarily to acquisition of technology associated with business combinations. There were no impairments of such costs during the year ended January 31, 2016.

10.	INCOME TAXES

The components of income before provision (benefit) for income taxes for the years ended January 31, 2016, 2015, and 2014 were as follows:

	Year Ended January 31,
(in thousands)	2016	2015	2014
Domestic	$(43,471)	$(53,877)	$(37,987)
Foreign	66,651	75,280	101,302
Total income before provision (benefit) for income taxes	$23,180	$21,403	$63,315

The provision (benefit) for income taxes for the years ended January 31, 2016, 2015, and 2014 consisted of the following:

	Year Ended January 31,
(in thousands)	2016	2015	2014
Current provision (benefit) for income taxes:
Federal	$(2,997)	$342	$(12,966)
State	1,300	1,575	664
Foreign	8,289	30,415	14,288
Total current provision for income taxes	6,592	32,332	1,986
Deferred (benefit) provision for income taxes:
Federal	2,244	(40,007)	2,187
State	12	(2,610)	493
Foreign	(7,896)	(4,714)	(127)
Total deferred (benefit) provision for income taxes	(5,640)	(47,331)	2,553
Total provision (benefit) for income taxes	$952	$(14,999)	$4,539

The reconciliation of the U.S. federal statutory rate to our effective tax rate on income before provision (benefit) for income taxes for the years ended January 31, 2016, 2015, and 2014 was as follows:

	Year Ended January 31,
(in thousands)	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Income tax provision at the U.S. federal statutory rate	$8,115	$7,489	$22,160
State income tax (benefit) provision	(79)	(1,739)	982
Foreign tax rate differential	(3,068)	(9,650)	(16,556)
Tax incentives	(12,293)	(14,865)	(14,390)
Valuation allowances	(3,422)	(10,922)	10,597
Stock-based and other compensation	3,562	4,222	3,163
Non-deductible expenses	6,061	2,156	4,969
Tax credits	(482)	(2,461)	(2,277)
Tax contingencies	(10,626)	9,891	(5,102)
Tax effects of reorganizations and liquidations	6,136	—	800
U.S. tax effects of foreign operations	7,574	1,451	1,197
Other, net	(526)	(571)	(1,004)
Total provision (benefit) for income taxes	$952	$(14,999)	$4,539
Effective income tax rate	4.1%	(70.1)%	7.2%

Our operations in Israel have been granted "Approved Enterprise" status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the program, income attributable to an approved enterprise is exempt from income tax for a period of two years and is subject to a reduced income tax rate for the subsequent five to eight years (generally 10%-25%, depending on the percentage of foreign investment in the company). These tax incentives decreased our effective tax rates by 51.0%, 64.0%, and 22.7% for the years ended January 31, 2016, 2015, and 2014, respectively.

Deferred tax assets and liabilities consisted of the following at January 31, 2016 and 2015:

	January 31,
(in thousands)	2016	2015
Deferred tax assets:
Accrued expenses	$9,553	$5,876
Deferred revenue	7,819	10,058
Loss carryforwards	140,135	153,351
Tax credits	8,308	9,290
Stock-based and other compensation	20,213	16,609
Capitalized research and development expenses	4,125	4,883
Other, net	3,783	1,745
Total deferred tax assets	193,936	201,812
Deferred tax liabilities:
Goodwill and other intangible assets	(53,354)	(62,815)
Unremitted earnings of foreign subsidiaries	(18,870)	(15,817)
Other, net	(3,053)	(2,089)
Total deferred tax liabilities	(75,277)	(80,721)
Valuation allowance	(128,173)	(131,909)
Net deferred tax liabilities	$(9,514)	$(10,818)

Recorded as:
Current deferred tax assets	$—	$11,176
Long-term deferred tax assets	17,528	10,778
Current deferred tax liabilities	—	(2,108)
Long-term deferred tax liabilities	(27,042)	(30,664)
Net deferred tax liabilities	$(9,514)	$(10,818)

At January 31, 2016 and 2015, we had U.S. federal net operating loss ("NOL") carryforwards of approximately $658.2 million and $656.5 million, respectively. These loss carryforwards expire in various years ending from January 31, 2018 to January 31, 2035. We had state NOL carryforwards of approximately $256.8 million and $247.5 million in the same respective years, expiring in years ending from January 31, 2017 to January 31, 2035. We had foreign NOL carryforwards of approximately $54.8 million and $61.8 million in the same respective years. At January 31, 2016, all but $4.5 million of these foreign loss carryforwards had indefinite carryforward periods. Certain of these federal, state, and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. The NOL carryforwards for tax return purposes are different from the NOL carryforwards for financial statement purposes, primarily due to the reduction of NOL carryforwards for financial statement purposes under the authoritative guidance on accounting for uncertainty in income taxes. We had U.S. federal, state, and foreign tax credit carryforwards of approximately $18.4 million and $18.1 million at January 31, 2016 and 2015, respectively, the utilization of which is subject to limitation. At January 31, 2016, approximately $2.7 million of these tax credit carryforwards may be carried forward indefinitely. The balance of $15.6 million expires in various years ending from January 31, 2017 to January 31, 2035.

As of January 31, 2016, we have not provided for deferred taxes on the excess of financial reporting over the tax basis of investments in certain foreign subsidiaries in the amount of $480.9 million because we plan to reinvest such earnings indefinitely outside the United States. If these earnings were repatriated in the future, additional income and withholding tax expense would be incurred. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income taxes that would have to be provided on such earnings.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. We have recorded valuation allowances in the amounts of $128.2 million and $131.9 million at January 31, 2016 and 2015, respectively.

Activity in the recorded valuation allowance consisted of the following for the years ended January 31, 2016 and 2015:

	Year Ended January 31,
(in thousands)	2016	2015
Valuation allowance, beginning of year	$(131,909)	$(146,860)
Provision (benefit) for income taxes	3,422	10,922
Additional paid-in capital	(59)	6,913
Business combinations	—	(3,473)
Cumulative translation adjustment	373	589
Valuation allowance, end of year	$(128,173)	$(131,909)

In accordance with the authoritative guidance for accounting for stock-based compensation, we use a "with-and-without" approach to applying the intra-period allocation rules in accordance with accounting for income taxes. Under this approach, the windfall tax benefit is calculated based on the incremental tax benefit received from deductions related to stock-based compensation. The amount is measured by calculating the tax benefit both "with" and "without" the excess tax deduction; the resulting difference between the two calculations is considered the windfall. We did not recognize windfall benefits in our U.S. federal income tax (benefit) provisions for the years ended January 31, 2016, 2015, and 2014.

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

For the years ended January 31, 2016, 2015, and 2014, the aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended January 31,
(in thousands)	2016	2015	2014
Gross unrecognized tax benefits, beginning of year	$159,648	$145,408	$55,412
Increases related to tax positions taken during the current year	9,465	15,522	11,013
Increases as a result of business combinations	985	4,744	83,523
Increases related to tax positions taken during prior years	2,514	1,927	—
(Decreases) increases related to foreign currency exchange rates	(741)	(3,900)	1,255
Reductions for tax positions of prior years	(13,613)	(3,440)	(4,491)
Reductions for settlements with tax authorities	(13,811)	—	—
Lapses of statutes of limitations	(2,176)	(613)	(1,304)
Gross unrecognized tax benefits, end of year	$142,271	$159,648	$145,408

As of January 31, 2016, we had $142.3 million of unrecognized tax benefits, of which $136.6 million represents the amount that, if recognized, would impact the effective income tax rate in future periods. We recorded $4.4 million of tax benefit, $1.9 million of tax expense, and $10.5 million of tax benefit for interest and penalties related to uncertain tax positions in our provision (benefit) for income taxes for the years ended January 31, 2016, 2015, and 2014, respectively. Accrued liabilities for interest and penalties were $3.3 million and $10.9 million at January 31, 2016 and 2015, respectively. Interest and penalties (expense and/or benefit) are recorded as a component of the provision (benefit) for income taxes in the consolidated financial statements.

Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. In Israel, we are no longer subject to income tax examination for years prior to January 31, 2013.  In the United Kingdom, with the exception of years which are currently under examination, we are no longer subject to income tax examination for years prior to January 31, 2014. In the U.S., our federal returns are no longer subject to income tax examination for years prior to January 31, 2013.  However, to the extent we generated NOLs or tax credits in closed tax years, future use of the NOL or tax credit carry forward balance would be subject to examination within the relevant statute of limitations for the year in which utilized.

As of January 31, 2016, income tax returns are under examination in the following significant tax jurisdictions:

Jurisdiction	Tax Years
Canada	January 31, 2011 - January 31, 2012
United Kingdom	December 31, 2006; January 31, 2008
India	March 31, 2006 - March 31, 2008; March 31, 2010 - March 31, 2014

We regularly assess the adequacy of our provisions for income tax contingencies. As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of expiration. We believe that it is reasonably possible that the total amount of unrecognized tax benefits at January 31, 2016 could decrease by approximately $3.2 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of certain deferred taxes including the need for additional valuation allowances and the recognition of tax benefits.

11.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of January 31, 2016 and 2015:

	January 31, 2016
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$12,137	$—	$—
Corporate debt securities, classified as cash and cash equivalents	—	5,030	—
Short-term investments, classified as available-for-sale	—	52,932	—
Foreign currency forward contracts	—	113	—
Total assets	$12,137	$58,075	$—
Liabilities:
Foreign currency forward contracts	$—	$2,377	$—
Contingent consideration - business combinations	—	—	22,391
Total liabilities	$—	$2,377	$22,391

	January 31, 2015
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$183	$—	$—
Commercial paper, classified as cash and cash equivalents	—	2,999	—
Short-term investments, classified as available-for-sale	—	13,842	—
Foreign currency forward contracts	—	763	—
Total assets	$183	$17,604	$—
Liabilities:
Foreign currency forward contracts	$—	$9,540	$—
Contingent consideration - business combinations	—	—	14,507
Total liabilities	$—	$9,540	$14,507

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the years ended January 31, 2016 and 2015:

	Year Ended January 31,
(in thousands)	2016	2015
Fair value measurement, beginning of year	$14,507	$17,307
Contingent consideration liabilities recorded for business combinations	16,238	8,347
Changes in fair values, recorded in operating expenses	(909)	900
Payments of contingent consideration	(7,444)	(11,974)
Foreign currency translation and other	(1)	(73)
Fair value measurement, end of year	$22,391	$14,507

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

Short-term Investments, Corporate Debt Securities, and Commercial Paper - The fair values of short-term investments, as well as corporate debt securities and commercial paper classified as cash equivalents, are estimated using observable market prices for identical securities that are traded in less-active markets, if available. When observable market prices for identical securities are not available, we value these short-term investments using non-binding market price quotes from brokers which we review for reasonableness using observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model.

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 3.0% to 41.7% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2016. We utilized discount rates ranging from 2.0% to 41.7% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2015.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $411 million and $409 million at January 31, 2016 and 2015, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices provided to us as at each of January 31, 2016 and 2015 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders. We had no revolving credit borrowings at January 31, 2016 and 2015.

The estimated fair values of our Notes were approximately $367 million and $427 million at January 31, 2016 and 2015, respectively. The estimated fair value of the Notes is determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

Foreign Currency Forward Contracts

Under our risk management strategy, we periodically use foreign currency forward contracts to manage our short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates. These cash flow exposures result from portions of our forecasted operating expenses, primarily compensation and related expenses, which are transacted in currencies other than the U.S. dollar, primarily the Israeli shekel and the Canadian dollar. We also periodically utilize foreign currency forward contracts to manage exposures resulting from forecasted customer collections to be remitted in currencies other than the applicable functional currency, and exposures from cash, cash equivalents, and short-term investments denominated in currencies other than the applicable functional currency. Our joint venture, which has a Singapore dollar functional currency, also utilizes foreign exchange forward contracts to manage its exposure to exchange rate fluctuations related to settlements of liabilities denominated in U.S. dollars. These foreign currency forward contracts generally have maturities of no longer than twelve months, although occasionally we will execute a contract that extends beyond twelve months, depending upon the nature of the underlying risk.

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consisted only of foreign currency forward contracts with notional amounts of $136.4 million and $156.8 million as of January 31, 2016 and 2015, respectively.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments as of January 31, 2016 and 2015 were as follows:

		January 31,
(in thousands)	Balance Sheet Classification	2016	2015
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$—	$164
Not designated as hedging instruments	Prepaid expenses and other current assets	113	599
Total derivative assets		$113	$763

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$2,108	$9,194
Not designated as hedging instruments	Accrued expenses and other current liabilities	239	346
	Other liabilities	30	—
Total derivative liabilities		$2,377	$9,540

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedging instruments for the years ended January 31, 2016, 2015, and 2014 were as follows:

	Year Ended January 31,
(in thousands)	2016	2015	2014
Net (losses) gains recognized in Other comprehensive (loss) income:
Foreign currency forward contracts	$(1,871)	$(7,992)	$1,485

Net (losses) gains reclassified from Other comprehensive (loss) income to the consolidated statements of operations:
Foreign currency forward contracts	$(8,151)	$(1,857)	$5,719

For information regarding the line item locations of the net losses on foreign currency forward contracts reclassified out of Other comprehensive (loss) income into the consolidated statements of operations, see Note 8, "Stockholders' Equity".

There were no gains or losses from ineffectiveness of these hedges recorded for the years ended January 31, 2016, 2015, and 2014. All of the foreign currency forward contracts underlying the $1.9 million of net unrealized losses recorded in our accumulated other comprehensive loss at January 31, 2016 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the years ended January 31, 2016, 2015, and 2014 were as follows:

	Classification in Consolidated Statements of Operations	Year Ended January 31,
(in thousands)		2016	2015	2014
Foreign currency forward contracts	Other income (expense), net	$394	$3,986	$346

13.	STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Stock-Based Compensation Plans

Plan Summaries

We issue stock-based incentive awards to eligible employees, directors and consultants, including stock options (both incentive and non-qualified), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), performance awards, stock appreciation rights, and other awards, under the terms of our outstanding stock benefit plans (the "Plans" or "Stock Plans") and/or forms of equity award agreements approved by our board of directors.

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

2015 Stock-Based Compensation Plan

On June 25, 2015, our stockholders approved the Verint Systems Inc. 2015 Long-Term Stock Incentive Plan (the "2015 Plan"). The 2015 Plan authorizes our board of directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, RSUs, performance awards, other stock-based awards, and performance compensation awards. Subject to adjustment as provided in the 2015 Plan, an aggregate of up to 9,700,000 shares of our common stock may be issued or transferred in connection with awards under the 2015 Plan. Each stock option or stock-settled stock appreciation right granted under the 2015 Plan will reduce the available plan capacity by one share and each other award denominated in shares that is granted under the 2015 Plan will reduce the available plan capacity by 2.29 shares.

Upon approval of the 2015 Plan on June 25, 2015, additional awards are no longer permitted under our other stock-based compensation plans. Awards outstanding at June 25, 2015 under our other stock-based compensation plans were not impacted by approval of the 2015 Plan.

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the consolidated statements of operations for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,
(in thousands)	2016	2015	2014
Component of income before provision (benefit) for income taxes:
Cost of revenue - product	$1,466	$1,228	$759
Cost of revenue - service and support	5,719	5,028	1,678
Research and development, net	9,195	6,421	3,417
Selling, general and administrative	48,169	41,781	29,137
Total stock-based compensation expense	64,549	54,458	34,991
Income tax benefits related to stock-based compensation (before consideration of valuation allowances)	14,385	12,364	8,171
Total stock-based compensation, net of taxes	$50,164	$42,094	$26,820

The following table summarizes stock-based compensation expense by type of award for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,
(in thousands)	2016	2015	2014
Component of stock-based compensation expense:
Restricted stock units and restricted stock awards	$58,028	$46,634	$30,115
Stock bonus and bonus share programs	6,359	7,680	4,572
Phantom stock units and stock options	162	144	304
Total stock-based compensation expense	$64,549	$54,458	$34,991

Total stock-based compensation expense by classification was as follows for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,
(in thousands)	2016	2015	2014
Equity-classified awards	$58,028	$46,963	$30,471
Stock bonus program and other reclassifications	—	(651)	(298)
Total equity-settled awards	58,028	46,312	30,173
Liability-classified awards	6,521	8,146	4,818
Total stock-based compensation expense	$64,549	$54,458	$34,991

Awards under our stock bonus and bonus share programs are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of our common stock. Upon settlement of liability-classified awards with equity, compensation expense associated with those awards is reported within equity-classified awards in the table above.

Net excess tax benefits resulting from our Stock Plans were $0.5 million and $0.3 million for the years ended January 31, 2016 and 2015, respectively, and were nominal for the year ended January, 2014. Excess tax benefits represent a reduction in income taxes, otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits, and are recorded as increases to additional paid-in capital.

Stock Options

We did not grant stock options during the years ended January 31, 2016, 2015, and 2014.

The following table summarizes stock option activity under the Plans for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,
	2016		2015		2014
(in thousands, except exercise prices)	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Beginning balance	9	$28.74	516	$34.60	924	$31.88
Exercised	(6)	$36.10	(505)	$34.71	(384)	$28.61
Forfeited	—	$—	—	$—	(8)	$8.71
Expired	—	$—	(2)	$23.13	(16)	$35.27
Ending balance	3	$9.59	9	$28.74	516	$34.60
Stock options exercisable	3	$9.59	9	$28.74	515	$34.64

The following table summarizes certain key data for exercised options:

	Year Ended January 31,
(in thousands)	2016	2015	2014
Intrinsic value of options exercised	$164	$8,759	$3,817
Cash received from the exercise of stock options	$232	$17,606	$10,896
Tax benefits realized from stock options exercised	$107	$2,306	$780
Fair value of options vested	$56	$178	$10,524

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

We periodically award RSUs to executive officers and certain employees that vest upon the achievement of specified performance goals or market conditions (“PRSUs”). An accounting grant date for PRSUs is generally not established until the performance vesting condition has been defined and communicated and for some PRSUs, the performance goals are established by our board subsequent to the award date.

We separately recognize compensation expense for each tranche of a PRSU award as if it were a separate award with its own vesting date. For certain PRSUs, an accounting grant date may be established prior to the requisite service period.

Once a performance vesting condition has been defined and communicated, and the requisite service period has begun, our estimate of the fair value of PRSUs requires an assessment of the probability that the specified performance criteria will be achieved, which we update at each reporting date and adjust our estimate of the fair value of the PRSUs, if necessary. All compensation expense for PRSUs with market conditions is recognized if the requisite service period is fulfilled, even if the market condition is not satisfied.

RSUs that are expected to settle with cash payments upon vesting, if any, are reflected as liabilities on our consolidated balance sheets. There were no such RSUs at January 31, 2016 and 2015.

The following table summarizes activity for RSAs and RSUs (including PRSUs) under the Plans for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,
	2016		2015		2014
(in thousands, except grant date fair values)	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value
Beginning balance	2,545	$40.96	2,250	$33.77	1,536	$31.42
Granted	1,729	$62.62	1,504	$46.11	1,533	$34.84
Released	(1,312)	$39.75	(1,009)	$33.11	(720)	$31.63
Forfeited	(313)	$50.56	(200)	$38.46	(99)	$31.87
Ending balance	2,649	$54.57	2,545	$40.96	2,250	$33.77

We granted 0.1 million, 0.3 million, and 0.5 million PRSUs during the years ended January 31, 2016, 2015, and 2014, respectively.  Shares of common stock earned and issued and under PRSU grants totaled 0.2 million, 0.2 million, and 0.1 million during the years ended January 31, 2016, 2015, and 2014, respectively. As of January 31, 2016, there were 0.3 million unvested PRSUs outstanding.

With respect of our stock bonus program, activity presented in the table above only includes shares earned and released in consideration of the discount provided under that program. Consistent with the provisions of the Plans under which such shares are issued, other shares issued under the stock bonus program are not included in the table above because they do not reduce available plan capacity (since such shares are deemed to be purchased by the grantee at fair value in lieu of receiving a cash bonus). Further details appear below under “Stock Bonus Program”.

As of January 31, 2016, unrecognized compensation expense related to 2.6 million unvested RSUs expected to vest subsequent to January 31, 2016 was approximately $85.3 million, with remaining weighted-average vesting periods of approximately 1.7 years, over which such expense is expected to be recognized. The unrecognized compensation expense does not include compensation expense related to shares for which a grant date has been established but the requisite service period has not begun. The total fair values of RSUs vested during the years ended January 31, 2016, 2015, and 2014 were $52.2 million, $33.4 million, and $24.9 million, respectively.

Phantom Stock Units

We have periodically issued phantom stock units to certain employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

Phantom stock unit activity for the years ended January 31, 2016, 2015, and 2014 was not significant.

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

The following table summarizes certain key data for the stock bonus program for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,
(in thousands, except discount)	2016	2015	2014
Maximum stock bonus program shares	125	125	150
Discount	15%	15%	15%
Shares in lieu of cash bonus - granted and released	43	82	69
Shares in respect of discount:
Granted	7	12	12
Released	5	9	12

Shares granted in a particular year, as presented in the table above, represent the shares earned under the prior year's stock bonus program authorization. Awards earned under the stock bonus program in respect of the performance period ended January 31, 2016 are expected to be issued during the first half of the year ending January 31, 2017.

In March 2016, our board of directors approved up to 125,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the year ending January 31, 2017. Executive officers will be permitted to participate in this program for the year ending January 31, 2017, but only to the extent that shares remain available for awards following the enrollment of all other participants. Shares awarded to executive officers with respect to the 15% discount will be subject to a one-year vesting period.

Bonus Share Program

In February 2015, the board of directors authorized an additional program under which we may provide discretionary year-end bonuses to employees in the form of shares of common stock. Unlike the stock bonus program, there is no enrollment for this program and no discount feature.
For bonuses in respect of the year ended January 31, 2015, the board of directors authorized the use of up to approximately $4.7 million in shares for bonuses under this program to employees other than executive officers, subject to certain limitations on the aggregate number of shares that may be issued. Similar to the accounting for the stock bonus program, obligations for these bonuses are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known, to be settled with a variable number of shares of common stock. During the year ended January 31, 2016, approximately 74,000 shares of common stock were awarded and released under the bonus share program in respect of the year ended January 31, 2015.

In March 2015, our board of directors authorized the continuation of the bonus share program in respect of bonuses for the year ending January 31, 2016. For bonuses in respect of the year ended January 31, 2016, the board of directors approved the use of up to 75,000 shares of common stock, plus any shares not used under the stock bonus program in respect of the year ended January 31, 2016, for awards under this program (not to exceed 200,000 shares in aggregate between the two programs). Shares awarded in respect of the bonus share program for the year ended January 31, 2016 are expected to be issued during the first half of the year ending January 31, 2017.

The combined accrued liabilities for the stock bonus program and the bonus share program were $6.6 million and $8.0 million at January 31, 2016 and 2015, respectively.

In March 2016, our board of directors authorized the continuation of the bonus share program in respect of bonuses for the year ending January 31, 2017, and has approved up to 81,250 shares of common stock, plus any shares not used under the 2017 Stock Bonus Program, for awards under this program in respect of the year ending January 31, 2017 (not to exceed 206,250 shares in aggregate between the two programs).

Other Benefit Plans

401(k) Plan and Other Retirement Plans

We maintain a 401(k) Plan for our full-time employees in the United States. The plan allows eligible employees who attain the age of 21 beginning with the first of the month following their date of hire to elect to contribute up to 60% of their annual compensation, subject to the prescribed maximum amount. We match employee contributions at a rate of 50%, up to a maximum annual matched contribution of $2,000 per employee.

Employee contributions are always fully vested, while our matching contributions for each year vest on the last day of the calendar year provided the employee remains employed with us on that day.

Our matching contribution expenses for our 401(k) Plan were $2.2 million, $2.1 million, and $1.8 million for the years ended January 31, 2016, 2015, and 2014, respectively.

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

Severance expenses for the years ended January 31, 2016, 2015, and 2014 were $7.2 million, $6.8 million, and $5.8 million, respectively.

14. MERGER WITH CTI

Overview
Prior to February 4, 2013, CTI beneficially owned a majority of our common stock (assuming the conversion of CTI’s holdings of our then-outstanding Series A Convertible Preferred Stock into common stock) and held a majority of the voting power of our common stock. As of January 31, 2013, shortly before the CTI Merger (as described below), CTI’s beneficial ownership position in us was approximately 53.5%.

On August 12, 2012, we entered into an agreement and plan of merger agreement with CTI, providing for the merger of CTI with and into our new, wholly owned subsidiary (the "CTI Merger"). The CTI Merger was completed on February 4, 2013 and eliminated CTI's majority ownership and control of us.

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

Under the terms of the Distribution Agreement entered into between CTI and Comverse in connection with the Comverse share distribution, Comverse agreed to indemnify CTI and its affiliates (including Verint following the CTI Merger) against certain losses arising as a result of the CTI Merger and the Comverse share distribution. Certain of Comverse's indemnification obligations are capped at $25.0 million and certain obligations are uncapped.

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

15.	RELATED PARTY TRANSACTIONS

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

Other Related Party Transactions

Our joint venture has incurred certain operating expenses, including office rent and other administrative costs, under arrangements with one of its noncontrolling shareholders. These expenses totaled $0.4 million for the year ended January 31,

2016 and $0.5 million for each of the years ended January 31, 2015, and 2014. Revenue recognized from this noncontrolling shareholder by our joint venture was $0.3 million and $0.2 million for the years ended January 31, 2016 and 2014, respectively. Revenue recognized from this noncontrolling shareholder was not significant for the year ended January 31, 2015.

16.	COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

We lease office, manufacturing, and warehouse space, as well as certain equipment, under non-cancelable operating lease agreements. We have also periodically entered into capital leases. Terms of the leases, including renewal options and escalation clauses, vary by lease.

Rent expense incurred under all operating leases was $19.4 million, $17.2 million, and $15.0 million for the years ended January 31, 2016, 2015, and 2014, respectively.

As of January 31, 2016, our minimum future rent obligations under non-cancelable operating leases were as follows:

(in thousands)	Operating
Years Ending January 31,	Leases
2017	$17,361
2018	16,324
2019	14,994
2020	13,599
2021	13,248
Thereafter	63,959
Total	$139,485

We sublease certain space in our facilities to third parties. As of January 31, 2016, total expected future sublease income was $1.0 million and will range from $0.1 million to $0.8 million on an annual basis through August 2018.

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

As of January 31, 2016, our unconditional purchase obligations totaled approximately $45.8 million, the majority of which were scheduled to occur within the subsequent twelve months. Due to the relatively short life of the obligations, the carrying value approximates the fair value of these obligations at January 31, 2016.

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other current liabilities in the consolidated balance sheets, for the years ended January 31, 2016, 2015, and 2014:

	Year Ended January 31,
(in thousands)	2016	2015	2014
Warranty liability, beginning of year	$633	$706	$1,045
Provision charged to (credited against) expenses	473	(60)	(337)
Warranty charges	(278)	—	—
Foreign currency translation and other	(2)	(13)	(2)
Warranty liability, end of year	$826	$633	$706

We accrue for warranty costs as part of our cost of revenue based on associated product costs, labor costs, and associated overhead. Our Enterprise Intelligence solutions are sold with a warranty of generally one year on hardware and 90 days for software. Our Cyber Intelligence solutions and Video Intelligence solutions are sold with warranties that typically range in duration from 90 days to three years, and in some cases longer.

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

Off-Balance Sheet Risk

In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2016, we had approximately $64.4 million of outstanding letters of credit and surety bonds relating primarily to these performance guarantees. As of January 31, 2016, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows. Our historical non-compliance with our performance obligations has been insignificant.

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

Legal Proceedings

On March 26, 2009, legal actions were commenced by Ms. Orit Deutsch, a former employee of our subsidiary, Verint Systems Limited ("VSL"), against VSL in the Tel Aviv Regional Labor Court (Case Number 4186/09) (the “Deutsch Labor Action”) and against CTI in the Tel Aviv District Court (Case Number 1335/09) (the “Deutsch District Action”). In the Deutsch Labor Action, Ms. Deutsch filed a motion to approve a class action lawsuit on the grounds that she purports to represent a class of our employees and former employees who were granted Verint and CTI stock options and were allegedly damaged as a result of the suspension of option exercises during the period from March 2006 through March 2010, during which we did not make periodic filings with the SEC as a result of certain internal and external investigations and reviews of accounting matters discussed in our prior public filings. In the Deutsch District Action, in addition to a small amount of individual damages, Ms. Deutsch is seeking to certify a class of plaintiffs who were allegedly damaged due to their inability to exercise Verint and CTI stock options as a result of alleged negligence by CTI in its financial reporting. The class certification motions do not specify an amount of damages. On February 8, 2010, the Deutsch Labor Action was dismissed for lack of material jurisdiction and was transferred to the Tel Aviv District Court and consolidated with the Deutsch District Action. On March 16, 2009 and March 26, 2009, respectively, legal actions were commenced by Ms. Roni Katriel, a former employee of CTI's former subsidiary, Comverse Limited, against Comverse Limited in the Tel Aviv Regional Labor Court (Case Number 3444/09) (the “Katriel Labor Action”) and against CTI in the Tel Aviv District Court (Case Number 1334/09) (the “Katriel District Action”). In the

Katriel Labor Action, Ms. Katriel is seeking to certify a class of plaintiffs who were granted CTI stock options and were allegedly damaged as a result of the suspension of option exercises during an extended filing delay period affecting CTI's periodic reporting discussed in CTI's historical SEC filings. In the Katriel District Action, in addition to a small amount of individual damages, Ms. Katriel is seeking to certify a class of plaintiffs who were allegedly damaged due to their inability to exercise CTI stock options as a result of alleged negligence by CTI in its financial reporting. The class certification motions do not specify an amount of damages. On March 2, 2010, the Katriel Labor Action was transferred to the Tel Aviv District Court, based on an agreed motion filed by the parties requesting such transfer.
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
Following an unsuccessful mediation process, the proceeding before the District Court resumed and the parties have filed summations on the plaintiffs' motion to certify the suit as a class action, which remain under consideration by the District Court.
From time to time we or our subsidiaries may be involved in legal proceedings and/or litigation arising in the ordinary course of our business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any current claims will have a material effect on our consolidated financial position, results of operations, or cash flows.

17.	SEGMENT, GEOGRAPHIC, AND SIGNIFICANT CUSTOMER INFORMATION

Segment Information

Operating results by segment for the years ended January 31, 2016, 2015, and 2014 were as follows:

	Year Ended January 31,
(in thousands)	2016	2015	2014
Revenue:
Enterprise Intelligence
Segment revenue	$629,384	$687,703	$500,847
Revenue adjustments	(3,441)	(29,032)	(1,946)
	625,943	658,671	498,901
Cyber Intelligence
Segment revenue	386,327	360,090	288,619
Revenue adjustments	(934)	(695)	(616)
	385,393	359,395	288,003
Video Intelligence
Segment revenue	118,930	110,370	120,555
Revenue adjustments	—	—	(167)
	118,930	110,370	120,388
Total revenue	$1,130,266	$1,128,436	$907,292

Segment contribution:
Enterprise Intelligence	$239,659	$276,754	$215,368
Cyber Intelligence	123,575	115,509	90,658
Video Intelligence	34,330	27,527	28,986
Total segment contribution	397,564	419,790	335,012

Unallocated expenses, net:
Amortization of acquired intangible assets	78,904	76,167	36,931
Stock-based compensation	64,549	54,458	34,991
Other unallocated expenses	186,259	210,054	140,804
Total unallocated expenses, net	329,712	340,679	212,726
Operating income	67,852	79,111	122,286
Other expense, net	(44,672)	(57,708)	(58,971)
Income before provision (benefit) for income taxes	$23,180	$21,403	$63,315

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

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the years ended January 31, 2016, 2015, and 2014.  The allocations of goodwill and acquired intangible assets by operating segment appear in Note 5, "Intangible Assets and Goodwill".

Geographic Information

Revenue by major geographic region is based upon the geographic location of the customers who purchase our products and services. The geographic locations of distributors, resellers, and systems integrators who purchase and resell our products may be different from the geographic locations of end customers.

Revenue in the Americas includes the United States, Canada, Mexico, Brazil, and other countries in the Americas. Revenue in EMEA includes the United Kingdom, Germany, Israel, and other countries in EMEA. Revenue in the Asia-Pacific ("APAC") region includes Australia, India, Singapore, and other Asia-Pacific countries.

The information below summarizes revenue from unaffiliated customers by geographic area for the years ended January 31,

2016, 2015, and 2014:

	Year Ended January 31,
(in thousands)	2016	2015	2014
Americas:
United States	$430,626	$430,565	$374,518
Other	150,435	157,992	133,531
Total Americas	581,061	588,557	508,049
EMEA	350,217	347,056	185,151
APAC	198,988	192,823	214,092
Total revenue	$1,130,266	$1,128,436	$907,292

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

Property and equipment, net by geographic area consisted of the following as of January 31, 2016 and 2015:

	January 31,
(in thousands)	2016	2015
United States	$28,572	$24,966
Israel	25,350	20,064
Other countries	14,982	17,460
Total property and equipment, net	$68,904	$62,490

Significant Customers

No single customer accounted for more than 10% of our revenue during the years ended January 31, 2016 and 2015. One customer in our Cyber Intelligence operating segment accounted for slightly more than 10% of our revenue during the year ended January 31, 2014.

18. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized condensed quarterly financial information for the years ended January 31, 2016 and 2015 appears in the following tables:

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2015	2015	2015	2016
Revenue	$269,536	$295,882	$284,054	$280,794
Gross profit	$166,363	$177,344	$178,537	$179,116
Income (loss) before (benefit) provision for income taxes	$1,678	$(3,139)	$10,021	$14,620
Net income (loss)	$731	$(5,760)	$8,470	$18,787
Net (loss) income attributable to Verint Systems Inc.	$(416)	$(7,085)	$7,634	$17,505
Net (loss) income attributable to Verint Systems Inc. common shares:
for basic net (loss) income per common share	$(416)	$(7,085)	$7,634	$17,505
for diluted net (loss) income per common share	$(416)	$(7,085)	$7,634	$17,505

Net (loss) income per common share attributable to Verint Systems Inc.
Basic	$(0.01)	$(0.11)	$0.12	$0.28
Diluted	$(0.01)	$(0.11)	$0.12	$0.28

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2014	2014	2014	2015
Revenue	$257,393	$276,816	$282,574	$311,653
Gross profit	$154,570	$174,261	$181,471	$202,986
(Loss) income before provision for income taxes	$(13,269)	$(4,846)	$16,239	$23,279
Net income (loss)	$28,819	$(10,380)	$11,473	$6,490
Net income (loss) attributable to Verint Systems Inc.	$27,956	$(12,278)	$10,670	$4,583
Net income (loss) attributable to Verint Systems Inc. common shares:
for basic net income (loss) per common share	$27,956	$(12,278)	$10,670	$4,583
for diluted net income (loss) per common share	$27,956	$(12,278)	$10,670	$4,583

Net income (loss) per common share attributable to Verint Systems Inc.
Basic	$0.52	$(0.21)	$0.18	$0.08
Diluted	$0.51	$(0.21)	$0.17	$0.07

Net income (loss) per common share attributable to Verint Systems Inc. is computed independently for each quarterly period and for the year. Therefore, the sum of quarterly net income (loss) per common share amounts may not equal the amounts reported for the years.

During the three months ended October 31, 2015, we identified an overstatement of stock-based compensation expense for the three months ended July 31, 2015, as reported in our previously issued condensed consolidated financial statements as of and for the three and six months ended July 31, 2015. We assessed the materiality of the misstatement, in accordance with guidance provided in SEC Staff Accounting Bulletin No. 99, and concluded that the misstatement was not material to the condensed consolidated financial statements as of and for the three and six months ended July 31, 2015.  Nonetheless, the presentation above reflects the impact of our retroactive correction of this immaterial misstatement in our operating results for the three months ended July 31, 2015. We will also reflect the correction of this immaterial misstatement when operating results as of and for the three and six months ended July 31, 2015 are presented as comparable prior period amounts in our future filings.

The impacts of the immaterial misstatement correction on the condensed consolidated statements of operations for the three and six months ended July 31, 2015 consisted of decreases in cost of product revenue, cost of service and support revenue, research and development, net, and selling, general and administrative expenses, of $0.1 million, $0.6 million, $0.8 million, and $3.2 million, respectively, in each period.  As a result, both periods’ loss before benefit for income taxes decreased by $4.7 million, and, after the impact of income taxes, both periods’ net loss and net loss attributable to Verint Systems Inc. decreased by $4.1 million. Basic and diluted net loss per share attributable to Verint Systems Inc. decreased by $0.07 in both periods, and our comprehensive income increased by $4.1 million in both periods.

Quarterly operating results for the year ended January 31, 2016 do not include any material unusual or infrequently occurring items.

Quarterly operating results for the year ended January 31, 2015 included:

•
an income tax benefit of $45.2 million in the three months ended April 30, 2014 resulting from the reduction of a valuation allowance on our deferred income tax assets in connection with the acquisition of KANA;

•	a $7.1 million loss on early retirement of debt in the three months ended April 30, 2014 associated with an amendment to our Credit Agreement; and

•	a $5.5 million loss on early retirement of debt in the three months ended July 31, 2014 associated with an the early partial retirement of our February 2014 Term Loans and March 2014 Term Loans.

As is typical for many software and technology companies, our business is subject to seasonal and cyclical factors. In most years, our revenue and operating income are typically highest in the fourth quarter and lowest in the first quarter (prior to the impact of unusual or nonrecurring items). Moreover, revenue and operating income in the first quarter of a new year may be lower than in the fourth quarter of the preceding year, in some years, potentially by a significant margin. In addition, we generally receive a higher volume of orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that these seasonal and cyclical factors primarily reflects customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for our sales personnel. While seasonal and cyclical factors such as these are common in the software and technology industry, this pattern should not be considered a reliable indicator of our future revenue or financial performance. Many other factors, including general economic conditions, also have an impact on our business and financial results. See "Risk Factors" under Item 1A of this report for a more detailed discussion of factors which may affect our business and financial results.

19. SUBSEQUENT EVENTS

Business Combination

On February 19, 2016, we completed the acquisition of Contact Solutions, LLC ("Contact Solutions"), a provider of real-time, contextual self-service solutions. The purchase price consisted of $66.9 million of cash paid at closing, subject to adjustment. The cash paid at closing was funded with cash on hand. The acquired business, based in Reston, Virginia, will operate as a unit within our Enterprise Intelligence operating segment.

Transaction and related costs directly related to the acquisition of Contact Solutions were not significant for the year ended January 31, 2016.

We are currently in the process of completing the purchase price accounting and related allocations associated with the acquisition of Contact Solutions. Although this work is still in process, at this time we anticipate that a significant portion of the purchase price will be allocated to goodwill and acquired identifiable intangible assets, including technology and customer assets, and we expect the preliminary purchase price accounting to be completed during the three months ending April 30, 2016. Additionally, we are still determining the pro forma impact of these acquisitions on our results for the year ended January 31, 2016.

Interest Rate Swap Agreement

On February 11, 2016, we executed a pay-fixed, receive-variable interest rate swap with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our term loans, under which we will pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million. The effective date of the agreement is November 1, 2016, and settlements with the counterparty will occur on a quarterly basis, beginning on February 1, 2017. The agreement will terminate on September 6, 2019.

Share Repurchase Program

On March 29, 2016, we announced that our board of directors had authorized a new share repurchase program whereby we may make up to $150 million in purchases of our outstanding shares of common stock over the two years following the date of announcement. Under the share repurchase program, purchases can be made from time to time using a variety of methods, which may include open market purchases. The specific timing, price and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations, including the amount of cash generated in the U.S. and other potential uses of cash, such as acquisitions. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The board of directors’ authorization of the share repurchase program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and

15d-15(e) under the Exchange Act, as of January 31, 2016.  Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2016.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2016 based on the 2013 framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2016. We reviewed the results of management’s assessment with our Audit Committee.

Our independent registered accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended January 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Verint Systems Inc.
Melville, New York

We have audited the internal control over financial reporting of Verint Systems Inc. and subsidiaries (the "Company") as of January 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2016 of the Company and our report dated March 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 29, 2016

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by Item 10 will be included under the captions “Election of Directors”, “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2016 (the "2016 Proxy Statement") and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by Item 11 will be included under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by Item 12 will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2016 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of January 31, 2016.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	2,656,949	(2)	$9.59	9,261,920	(3)
Equity compensation plans not approved by security holders	—			—

Total	2,656,949		$9.59	9,261,920

(1) The weighted-average price relates to outstanding stock options only (as of the applicable date). Other outstanding awards carry no exercise price and are therefore excluded from the weighted-average price.

(2) Consists of 2,469 stock options and 2,654,480 restricted stock units.

(3) Consists of shares that may be issued pursuant to future awards under the Verint Systems Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”). The 2015 Plan uses a fungible ratio such that each option or stock-settled stock appreciation right granted under the 2015 Plan will reduce the plan capacity by one share and each other award denominated in shares that is granted under the 2015 Plan will reduce the available capacity by 2.29 shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included under the captions “Corporate Governance” and “Certain Relationships and Related Person Transactions” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included under the caption “Audit Matters” in the 2016 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits

See (b) below.

(b) Exhibits

Number	Description	Filed Herewith / Incorporated by Reference from

2.1	Agreement and Plan of Merger, dated August 12, 2012, by and among Comverse Technology, Inc., Verint Systems Inc. and Victory Acquisition I LLC*	Form 8-K filed on August 13, 2012
2.2	Agreement and Plan of Merger, dated January 6, 2014, by and among Verint Systems Inc., Kiwi Acquisition Inc., Kay Technology Holdings, Inc. and Accel-KKR Capital Partners III, LP*	Form 8-K filed on January 6, 2014
2.3	Distribution Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
2.4	Tax Disaffiliation Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
3.1	Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
3.2	Amended and Restated By-laws of Verint Systems Inc. (as amended as of March 19, 2015)	Form 8-K filed on March 25, 2015
3.3	Amended and Restated Certificate of Designation, Preferences and Rights of the Series A Convertible Perpetual Preferred Stock of Verint Systems Inc.	Form 10-Q filed on September 6, 2012
4.1	Specimen Common Stock certificate	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
4.2	Specimen Series A Convertible Perpetual Preferred Stock certificate	Form 10-K filed on March 17, 2010
4.3	Indenture, dated as of June 18, 2014, between Verint Systems Inc. and Wilmington Trust, National Association, as trustee.	Form 8-K filed on June 18, 2014
4.4	First Supplemental Indenture, dated as of June 18, 2014, between Verint Systems Inc. and Wilmington Trust, National Association, as trustee.	Form 8-K filed on June 18, 2014
10.1	Form of Indemnification Agreement	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.2	Verint Systems Inc. 2010 Long-Term Stock Incentive Plan	Form S-8 (Commission File No. 333-169768) effective on October 5, 2010

10.3	Amendment No. 1 to Verint Systems Inc. 2010 Long-Term Stock Incentive Plan	Form 8-K filed on June 19, 2012
10.4	Vovici Corporation Amended and Restated Stock Plan	Form 10-K filed on April 2, 2012
10.5	Amended and Restated Comverse Technology, Inc. 2011 Stock Incentive Compensation Plan	Form S-8 (Commission File No. 333-189062) effective on June 3, 2013
10.6	Verint Systems Inc. 2015 Long-Term Stock Incentive Plan	Form 8-K filed on June 26, 2015
10.7	Verint Systems Inc. Stock Bonus Program**	Filed herewith
10.8	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2013**	Form 10-K filed on March 28, 2013
10.9	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2013**	Form 10-K filed on March 28, 2013
10.10	Form of Special Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2013**	Form 8-K filed on April 22, 2013
10.11	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2014**	Form 10-Q filed on June 5, 2014
10.12	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2014**	Form 10-K filed on March 31, 2014
10.13	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2015**	Form 10-K filed on March 27, 2015
10.14	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2016**	Filed herewith
10.15	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2016**	Filed herewith
10.16	Credit Agreement dated as of April 29, 2011 among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent	Form 8-K filed on May 2, 2011
10.17
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
10.18
Amendment No. 1, Incremental Amendment and Joinder Agreement dated February 3, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent
Form 8-K filed on February 3, 2014
10.19
Amendment No. 2, dated February 3, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent
Form 8-K filed on February 3, 2014
10.20
Amendment No. 3, dated February 3, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent
Form 8-K filed on February 3, 2014
10.21
Amendment No. 4, dated March 7, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent
Form 8-K filed on March 10, 2014
10.22
Amendment No. 5, Incremental Amendment and Joinder Agreement dated June 18, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent.
Form 8-K filed on June 18, 2014
10.23	Employment Agreement, dated February 23, 2010, between Verint Systems Inc. and Dan Bodner**	Form 8-K filed on February 23, 2010

10.24	Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Douglas Robinson**	Form 8-K filed on July 14, 2011
10.25	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Elan Moriah**	Form 8-K filed on July 14, 2011
10.26	Contract of Employment, dated July 10, 2011, by and among Meir Sperling, Verint Systems Ltd., and Verint Systems Inc.**	Form 8-K filed on July 14, 2011
10.27	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Peter Fante**	Form 8-K filed on July 14, 2011
10.28	Consulting Services Agreement, dated September 15, 2015, between Verint Systems Ltd. and Meir Sperling**	Form 8-K filed on September 18, 2015
10.29	Amended and Restated Employment Agreement, dated May 26, 2015, between Verint Systems Ltd. and Hanan Gino**	Form 10-Q filed on September 2, 2015
10.30	Amended and Restated Appendix to Employment Agreement, dated May 26, 2015, between Verint Systems Ltd. and Hanan Gino**	Form 10-Q filed on September 2, 2015
10.31	Statement of Undertaking, dated May 26, 2015, between Verint Systems Ltd. and Hanan Gino**	Form 10-Q filed on September 2, 2015
10.32	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan**	Form 10-K filed on March 27, 2015
10.33	Federal Income Tax Sharing Agreement, dated as of January 31, 2002, between Comverse Technologies, Inc. an Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
12.1	Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preference Security Dividends	Filed herewith
21.1	Subsidiaries of Verint Systems Inc.	Filed herewith
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

(1) These exhibits are being "furnished" with this periodic report and are not deemed "filed" with the SEC and are not incorporated by reference in any filing of the company under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

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

VERINT SYSTEMS INC.

March 29, 2016	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

March 29, 2016	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dan Bodner	Chief Executive Officer and President, and Director	March 29, 2016
Dan Bodner	(Principal Executive Officer)

/s/ Douglas E. Robinson	Chief Financial Officer	March 29, 2016
Douglas E. Robinson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Victor A. DeMarines	Chairman of the Board of Directors	March 29, 2016
Victor A. DeMarines

/s/ John R. Egan	Director	March 29, 2016
John R. Egan

/s/ Larry Myers	Director	March 29, 2016
Larry Myers

/s/ Richard Nottenburg	Director	March 29, 2016
Richard Nottenburg

/s/ Howard Safir	Director	March 29, 2016
Howard Safir

/s/ Earl Shanks	Director	March 29, 2016
Earl Shanks