Form 10-Q
period 2016-04-30
VERINT SYSTEMS INC
filed 2016-06-07
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2016
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

There were 62,198,014 shares of the registrant’s common stock outstanding on May 13, 2016.

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

•
risks arising as a result of contingent or other obligations or liabilities assumed in our acquisition of our former parent company, Comverse Technology, Inc. ("CTI"), or associated with formerly being consolidated with, and part of a consolidated tax group with, CTI, or as a result of CTI's former subsidiary, Xura, Inc. (formerly, Comverse, Inc.) ("Xura"), being unwilling or unable to provide us with certain indemnities or transition services to which we are entitled;

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
These risks, uncertainties, assumptions, and challenges, as well as other factors, are discussed in greater detail in "Risk Factors" under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2016. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

iii

Part I

Item 1.     Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,
(in thousands, except share and per share data)	2016	2016
Assets
Current Assets:
Cash and cash equivalents	$323,905	$352,105
Restricted cash and bank time deposits	11,089	11,820
Short-term investments	48,087	55,982
Accounts receivable, net of allowance for doubtful accounts of $1.8 million and $1.2 million, respectively	241,018	256,419
Inventories	20,751	18,312
Deferred cost of revenue	2,018	1,876
Prepaid expenses and other current assets	65,493	57,598
Total current assets	712,361	754,112
Property and equipment, net	79,728	68,904
Goodwill	1,248,110	1,207,176
Intangible assets, net	268,649	246,682
Capitalized software development costs, net	11,855	11,992
Long-term deferred cost of revenue	12,450	13,117
Other assets	54,576	53,752
Total assets	$2,387,729	$2,355,735

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$58,126	$65,447
Accrued expenses and other current liabilities	211,769	209,071
Deferred revenue	191,389	167,912
Total current liabilities	461,284	442,430
Long-term debt	737,878	735,983
Long-term deferred revenue	20,719	20,488
Other liabilities	101,638	88,670
Total liabilities	1,321,519	1,287,571
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $0.001 par value; authorized 2,207,000 shares at April 30, 2016 and January 31, 2016, respectively; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 63,046,000 and 62,614,000 shares; outstanding 62,198,000 and 62,266,000 shares at April 30, 2016 and January 31, 2016, respectively.	63	63
Additional paid-in capital	1,401,897	1,387,955
Treasury stock, at cost - 848,000 and 348,000 shares at April 30, 2016 and January 31, 2016, respectively.	(27,413)	(10,251)
Accumulated deficit	(218,892)	(201,436)
Accumulated other comprehensive loss	(99,034)	(116,194)
Total Verint Systems Inc. stockholders' equity	1,056,621	1,060,137
Noncontrolling interest	9,589	8,027
Total stockholders' equity	1,066,210	1,068,164
Total liabilities and stockholders' equity	$2,387,729	$2,355,735

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2016	2015
Revenue:
Product	$75,712	$102,799
Service and support	169,712	166,737
Total revenue	245,424	269,536
Cost of revenue:
Product	26,383	34,897
Service and support	65,131	60,296
Amortization of acquired technology	9,180	7,980
Total cost of revenue	100,694	103,173
Gross profit	144,730	166,363
Operating expenses:
Research and development, net	44,720	43,166
Selling, general and administrative	100,035	102,850
Amortization of other acquired intangible assets	11,266	10,737
Total operating expenses	156,021	156,753
Operating (loss) income	(11,291)	9,610
Other income (expense), net:
Interest income	153	194
Interest expense	(8,544)	(8,337)
Other income, net	3,819	211
Total other expense, net	(4,572)	(7,932)
(Loss) income before provision for income taxes	(15,863)	1,678
Provision for income taxes	330	947
Net (loss) income	(16,193)	731
Net income attributable to noncontrolling interest	1,263	1,147
Net loss attributable to Verint Systems Inc.	$(17,456)	$(416)

Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.28)	$(0.01)
Diluted	$(0.28)	$(0.01)

Weighted-average common shares outstanding:
Basic	62,258	61,041
Diluted	62,258	61,041

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2016	2015
Net (loss) income	$(16,193)	$731
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	13,531	5,169
Net unrealized gains on available-for-sale securities	105	57
Net unrealized gains on foreign exchange contracts designated as hedges	4,788	5,027
Net unrealized loss on interest rate swap designated as a hedge	(429)	—
Provision for income taxes on net unrealized gains on foreign exchange contracts designated as hedges	(536)	(582)
Other comprehensive income	17,459	9,671
Comprehensive income	1,266	10,402
Comprehensive income attributable to noncontrolling interest	1,562	937
Comprehensive (loss) income attributable to Verint Systems Inc.	$(296)	$9,465

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interest
Balances at January 31, 2015	60,905	$61	$1,321,455	$(10,251)	$(219,074)	$(94,335)	$997,856	$7,047	$1,004,903
Net (loss) income	—	—	—	—	(416)	—	(416)	1,147	731
Other comprehensive income (loss)	—	—	—	—	—	9,881	9,881	(210)	9,671
Stock-based compensation - equity-classified awards	—	—	13,100	—	—	—	13,100	—	13,100
Exercises of stock options	6	—	229	—	—	—	229	—	229
Common stock issued for stock awards and stock bonuses	447	1	(1)	—	—	—	—	—	—
Tax effects from stock award plans	—	—	179	—	—	—	179	—	179
Balances at April 30, 2015	61,358	$62	$1,334,962	$(10,251)	$(219,490)	$(84,454)	$1,020,829	$7,984	$1,028,813

Balances at January 31, 2016	62,266	$63	$1,387,955	$(10,251)	$(201,436)	$(116,194)	$1,060,137	$8,027	$1,068,164
Net (loss) income	—	—	—	—	(17,456)	—	(17,456)	1,263	(16,193)
Other comprehensive income	—	—	—	—	—	17,160	17,160	299	17,459
Stock-based compensation - equity-classified awards	—	—	13,966	—	—	—	13,966	—	13,966
Exercises of stock options	—	—	1	—	—	—	1	—	1
Common stock issued for stock awards and stock bonuses	432	—	—	—	—	—	—	—	—
Purchases of treasury stock	(500)	—	—	(17,162)	—	—	(17,162)	—	(17,162)
Tax effects from stock award plans	—	—	(25)	—	—	—	(25)	—	(25)
Balances at April 30, 2016	62,198	$63	$1,401,897	$(27,413)	$(218,892)	$(99,034)	$1,056,621	$9,589	$1,066,210

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net (loss) income	$(16,193)	$731
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	28,335	25,028
Stock-based compensation, excluding cash-settled awards	15,312	14,791
Amortization of discount on convertible notes	2,614	2,480
Non-cash losses (gains) on derivative financial instruments, net	1,558	(132)
Other non-cash items, net	2,747	9,072
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	25,545	4,950
Inventories	(2,587)	(3,691)
Deferred cost of revenue	550	1,970
Prepaid expenses and other assets	(1,392)	(9,074)
Accounts payable and accrued expenses	(16,090)	1,400
Deferred revenue	21,509	22,046
Other, net	(46)	(2,945)
Net cash provided by operating activities	61,862	66,626

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(69,751)	(2,149)
Purchases of property and equipment	(9,441)	(5,206)
Purchases of investments	(24,967)	(38,355)
Maturities and sales of investments	32,908	5,479
Cash paid for capitalized software development costs	(696)	(1,031)
Change in restricted cash and bank time deposits, including long-term portion, and other investing activities, net	693	11,376
Net cash used in investing activities	(71,254)	(29,886)

Cash flows from financing activities:
Repayments of borrowings and other financing obligations	(149)	(152)
Proceeds from exercises of stock options	1	229
Purchases of treasury stock	(17,162)	—
Payments of contingent consideration for business combinations (financing portion)	(2,947)	(2,006)
Other financing activities	(600)	(63)
Net cash used in financing activities	(20,857)	(1,992)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2,049	1,208
Net (decrease) increase in cash and cash equivalents	(28,200)	35,956
Cash and cash equivalents, beginning of period	352,105	285,072
Cash and cash equivalents, end of period	$323,905	$321,028

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") for the year ended January 31, 2016. The condensed consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the periods ended April 30, 2016 and 2015, and the condensed consolidated balance sheet as of April 30, 2016, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2016 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2016. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2016. The results for interim periods are not necessarily indicative of a full year’s results.

Reclassification Within Condensed Consolidated Statements of Cash Flows

Certain amounts within the presentation of net cash provided by operating activities in our condensed consolidated statement of cash flows for the three months ended April 30, 2015 have been reclassified to conform to the current period's presentation. These reclassifications had no effect on net cash provided by operating activities.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Verint Systems Inc., our wholly owned or otherwise controlled subsidiaries, and a joint venture in which we hold a 50% equity interest.  The joint venture is a variable interest entity in which we are the primary beneficiary. The noncontrolling interest in this joint venture is reflected within stockholders’ equity on our condensed consolidated balance sheet, but separately from our equity. We have two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interest. We consider the option to be an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within other liabilities and do not recognize noncontrolling interests in these subsidiaries.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2016. There were no material changes to our significant accounting policies during the three months ended April 30, 2016.

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Effective

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718), which amends the accounting for stock-based compensation and requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than stockholders' equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. ASU No. 2016-09 is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet.  The new guidance is effective for all periods beginning after December 15, 2018 and we are currently evaluating the effects that the adoption of ASU No. 2016-02 will have on our condensed consolidated financial statements, but anticipate that the new guidance will significantly impact our condensed consolidated financial statements given our significant number of leases.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As originally issued, this guidance was effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In July 2015, the FASB deferred the effective date by one year, to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. Entities may choose from two adoption methods, with certain practical expedients. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements and evaluating the available adoption methods.

2.	NET LOSS PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net loss per common share attributable to Verint Systems Inc. for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,
(in thousands, except per share amounts)	2016	2015
Net (loss) income	$(16,193)	$731
Net income attributable to noncontrolling interest	1,263	1,147
Net loss attributable to Verint Systems Inc.	$(17,456)	$(416)
Weighted-average shares outstanding:
Basic	62,258	61,041
Dilutive effect of employee equity award plans	—	—
Dilutive effect of 1.50% convertible senior notes	—	—
Dilutive effect of warrants	—	—
Diluted	62,258	61,041
Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.28)	$(0.01)
Diluted	$(0.28)	$(0.01)

We excluded the following weighted-average potential common shares from the calculations of diluted net income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,
(in thousands)	2016	2015
Common shares excluded from calculation:
Stock options and restricted stock-based awards	2,247	1,825
1.50% convertible senior notes	6,205	6,205
Warrants	6,205	6,205

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

Our Note Hedges (as defined in Note 6, "Long-Term Debt") do not impact the calculation of diluted net income per share under the treasury stock method, because their effect would be anti-dilutive. However, in the event of an actual conversion of any or all of the Notes, the common shares that would be delivered to us under the Note Hedges would neutralize the dilutive effect of the common shares that we would issue under the Notes. As a result, actual conversion of any or all of the Notes would not increase our outstanding common stock. Up to 6,205,000 common shares could be issued upon exercise of the Warrants. Further details regarding the Notes, Note Hedges, and the Warrants appear in Note 6, "Long-Term Debt".

3. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of April 30, 2016 and January 31, 2016:

	April 30, 2016
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$306,252	$—	$—	$306,252
Money market funds	170	—	—	170
Commercial paper and corporate debt securities	17,483	—	—	17,483
Total cash and cash equivalents	$323,905	$—	$—	$323,905

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$41,036	$—	$(5)	$41,031
Bank time deposits	7,056	—	—	7,056
Total short-term investments	$48,092	$—	$(5)	$48,087

	January 31, 2016
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$334,938	$—	$—	$334,938
Money market funds	12,137	—	—	12,137
Commercial paper and corporate debt securities	5,054	—	(24)	5,030
Total cash and cash equivalents	$352,129	$—	$(24)	$352,105

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$53,018	$—	$(86)	$52,932
Bank time deposits	3,050	—	—	3,050
Total short-term investments	$56,068	$—	$(86)	$55,982

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

As of April 30, 2016 and January 31, 2016, all of our available-for-sale investments had contractual maturities of less than one year. Gains and losses on sales of available-for-sale securities during the three months ended April 30, 2016 and 2015 were not significant.

During the three months ended April 30, 2016 and 2015, proceeds from maturities and sales of available-for-sale securities were $32.9 million and $5.5 million, respectively.

We believe that the investments we held at April 30, 2016 were not other-than-temporarily impaired. We held available-for-sale securities with aggregate fair values of $17.0 million which had insignificant unrealized losses at April 30, 2016. We do not intend to sell our available-for-sale securities and it is not more likely than not that we will be required to sell them before recovery at par, which may be at maturity.

4.	BUSINESS COMBINATIONS

Three Months Ended April 30, 2016

Contact Solutions, LLC

On February 19, 2016, we completed the acquisition of Contact Solutions, LLC ("Contact Solutions"), a provider of real-time, contextual self-service solutions, based in Reston, Virginia. The purchase price consisted of $66.9 million of cash paid at closing, and a $2.4 million post-closing purchase price adjustment based upon a determination of Contact Solutions' acquisition-date working capital, which was unpaid at April 30, 2016. The cash paid at closing was funded with cash on hand.

In connection with the purchase price allocation for Contact Solutions, the estimated fair value of undelivered performance obligations under customer contracts assumed in the acquisition was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs required to fulfill the obligations plus a reasonable profit margin, which approximates the amount that we believe would be required to pay a third party to assume the performance obligations. The estimated costs to fulfill the performance obligations were based on the historical direct costs for delivering similar services. As a result, in allocating the purchase price, we recorded $0.6 million of current and long-term deferred revenue, representing the estimated fair value of undelivered performance obligations for which payment had been received, which will be recognized as revenue as the underlying performance obligations are delivered. For undelivered performance obligations for which payment had not yet been received, we recorded a $2.9 million asset as a component of the purchase price allocation, representing the estimated fair value of these obligations, $1.2 million of which is included within prepaid expenses and other current assets, and $1.7 million of which is included in other assets. We are amortizing this asset over the underlying delivery periods, which adjusts the revenue we recognize for providing these services to its estimated fair value.

Revenue and income (loss) before provision for income taxes attributable to Contact Solutions included in our condensed consolidated statement of operations for the three months ended April 30, 2016 were not significant.

Transaction and related costs directly related to the acquisition of Contact Solutions, consisting primarily of professional fees and integration expenses, were $0.3 million for the three months ended April 30, 2016, and were expensed as incurred and are included in selling, general and administrative expenses.

The purchase price allocation for Contact Solutions has been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available during the measurement period (up to one year from the acquisition date). Fair values still under review include values assigned to identifiable intangible assets and certain pre-acquisition loss contingencies.

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired were determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management.

Among the factors contributing to the recognition of goodwill as a component of the Contact Solutions purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. This goodwill has been assigned to our Enterprise Intelligence segment and is deductible for income tax purposes.

The following table sets forth the components and the allocation of the purchase price for our acquisition of Contact Solutions.

(in thousands)	Amount
Components of Purchase Price:
Cash paid at closing	$66,915
Other purchase price adjustments	2,439
Total purchase price	$69,354

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$8,102
Other current assets, including cash acquired	2,392
Property and equipment, net	7,059
Other assets	1,904
Current and other liabilities	(4,943)
Deferred revenue - current and long-term	(642)
Net tangible assets	13,872
Identifiable intangible assets:
Customer relationships	18,000
Developed technology	13,100
Trademarks and trade names	2,400
Total identifiable intangible assets	33,500
Goodwill	21,982
Total purchase price allocation	$69,354

The acquired customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of ten years, four years, and five years, respectively, the weighted average of which is approximately 7.4 years.

The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

The pro forma impact of the acquisition of Contact Solutions was not material to our historical consolidated operating results and is therefore not presented.

Other Business Combination

During the three months ended April 30, 2016, we completed a transaction that qualified as a business combination in our Enterprise Intelligence segment. This business combination was not material to our condensed consolidated financial statements.

Year Ended January 31, 2016

During the year ended January 31, 2016, we completed three business combinations:

•	On February 12, 2015, we completed the acquisition of a business that has been integrated into our Enterprise Intelligence operating segment.

•	On May 1, 2015, we completed the acquisition of a business that has been integrated into our Cyber Intelligence operating segment.

•	On August 11, 2015, we acquired certain technology and other assets for use in our Enterprise Intelligence operating segment in a transaction that qualified as a business combination.

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

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.1 million and $0.5 million for the three months ended April 30, 2016 and 2015, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

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

The following table sets forth the components and the allocations of the combined purchase prices for the business combinations completed during the year ended January 31, 2016:

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

In connection with an immaterial business combination that closed during the three months ended April 30, 2016, we recorded a contingent consideration obligation with a fair value of $7.7 million.

For the three months ended April 30, 2016 and 2015, we recorded benefits of $0.7 million and $0.1 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair value of the remaining contingent consideration obligations associated with business combinations was $27.9 million at April 30, 2016, of which $3.8 million was recorded within accrued expenses and other current liabilities, and $24.1 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $3.0 million and $2.2 million for the three months ended April 30, 2016 and 2015, respectively.

5.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of April 30, 2016 and January 31, 2016:

	April 30, 2016
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, with finite lives:
Customer relationships	$398,474	$(223,495)	$174,979
Acquired technology	226,877	(145,179)	81,698
Trade names	21,952	(12,561)	9,391
Non-competition agreements	3,047	(2,228)	819
Distribution network	4,440	(3,778)	662
Total intangible assets with finite lives	654,790	(387,241)	267,549
In-process research and development, with indefinite lives	1,100	—	1,100
Total intangible assets	$655,890	$(387,241)	$268,649

	January 31, 2016
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, with finite lives:
Customer relationships	$371,722	$(211,824)	$159,898
Acquired technology	211,388	(134,391)	76,997
Trade names	18,457	(11,570)	6,887
Non-competition agreements	3,047	(2,137)	910
Distribution network	4,440	(3,550)	890
Total intangible assets with finite lives	609,054	(363,472)	245,582
In-process research and development, with indefinite lives	1,100	—	1,100
Total intangible assets	$610,154	$(363,472)	$246,682

The following table presents net acquisition-related intangible assets by reportable segment as of April 30, 2016 and January 31, 2016:

	April 30,	January 31,
(in thousands)	2016	2016
Enterprise Intelligence	$227,661	$201,503
Cyber Intelligence	40,692	44,802
Video Intelligence	296	377
Total	$268,649	$246,682

Total amortization expense recorded for acquisition-related intangible assets was $20.5 million and $18.7 million for the three months ended April 30, 2016 and 2015, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2017 (remainder of year)	$61,842
2018	64,653
2019	36,757
2020	27,063
2021	21,046
2022 and thereafter	56,188
Total	$267,549

No impairments of acquired intangible assets were recorded during the three months ended April 30, 2016 and 2015.

Goodwill activity for the three months ended April 30, 2016, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Enterprise Intelligence	Cyber Intelligence	Video Intelligence
Year Ended January 31, 2016:
Goodwill, gross, at January 31, 2016	$1,274,041	$1,079,746	$120,719	$73,576
Accumulated impairment losses through January 31, 2016	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at January 31, 2016	1,207,176	1,048,955	120,719	37,502
Business combinations	30,612	30,612	—	—
Foreign currency translation and other	10,322	9,076	517	729
Goodwill, net, at April 30, 2016	$1,248,110	$1,088,643	$121,236	$38,231

Balance at April 30, 2016:
Goodwill, gross, at April 30, 2016	$1,314,975	$1,119,434	$121,236	$74,305
Accumulated impairment losses through April 30, 2016	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at April 30, 2016	$1,248,110	$1,088,643	$121,236	$38,231

No events or circumstances indicating the potential for goodwill impairment were identified during the three months ended April 30, 2016.

6.	LONG-TERM DEBT

The following table summarizes our long-term debt at April 30, 2016 and January 31, 2016:

	April 30,	January 31,
(in thousands)	2016	2016

1.50% Convertible Senior Notes	$400,000	$400,000
February 2014 Term Loans	130,729	130,729
March 2014 Term Loans	280,413	280,413
Other debt	1,015	—
Less: Unamortized debt discounts and issuance costs	(70,108)	(73,055)
Total debt	742,049	738,087
Less: current maturities	4,171	2,104
Long-term debt	$737,878	$735,983

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

The Notes are convertible into, at our election, cash, shares of common stock, or a combination of both, subject to satisfaction of specified conditions and during specified periods. If converted, we currently intend to pay cash in respect of the principal amount of the Notes.

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
On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may surrender their Notes for conversion regardless of whether any of the other specified conditions for conversion have been satisfied.

As of April 30, 2016, the Notes were not convertible.

In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the Notes in a manner that reflected our estimated nonconvertible debt borrowing rate. We estimated the debt and equity components of the Notes to be $319.9 million and $80.1 million, respectively, at the issuance date, assuming a 5.00% non-convertible borrowing rate. The equity component was recorded as an increase to additional paid-in capital. The excess of the principal amount of the debt component over its carrying amount (the "debt discount") is being amortized as interest expense over the term of the Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

Issuance costs attributable to the debt component of the Notes were netted against long-term debt and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at April 30, 2016.

As of April 30, 2016, the carrying value of the debt component was $332.9 million, which is net of unamortized debt discount and issuance costs of $61.3 million and $5.8 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% at April 30, 2016.

Based on the closing market price of our common stock on April 30, 2016, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of April 30, 2016, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of April 30, 2016, no Warrants had been exercised and all Warrants remained outstanding.

The Note Hedges and Warrants both meet the requirements for classification within stockholders’ equity, and their respective fair values are not remeasured and adjusted as long as these instruments continue to qualify for stockholders’ equity classification.

Credit Agreement

In April 2011, we entered into a credit agreement with our lenders, which was amended and restated in March 2013, and further amended in February, March, and June 2014 (the "Credit Agreement"). The Credit Agreement, as amended and restated, provides for senior secured credit facilities, comprised of $943.5 million of term loans, of which $300.0 million was borrowed in February 2014 (the "February 2014 Term Loans") and $643.5 million was borrowed in March 2014 (the "March 2014 Term Loans"), all of which matures in September 2019, and a $300.0 million revolving credit facility maturing in September 2018 (the "Revolving Credit Facility"), subject to increase and reduction from time to time, as described in the Credit Agreement.
The February 2014 Term Loans were borrowed in connection with our February 2014 acquisition of Kana Software, Inc. (“Kana”). The March 2014 Term Loans were borrowed as part of a refinancing of previously outstanding amounts under the Credit Agreement. In June 2014, we utilized the majority of the combined net proceeds from the issuance of the Notes and the concurrent issuance of 5,750,000 shares of common stock to retire $530.0 million of the February 2014 Term Loans and March 2014 Term Loans, and all $106.0 million million of then-outstanding borrowings under the Revolving Credit Facility.
The outstanding February 2014 Term Loans and March 2014 Term Loans incur interest at our option at either a base rate plus a spread of 1.75% or an Adjusted LIBOR Rate as defined in the Credit Agreement, plus a spread of 2.75%.
As of April 30, 2016 and January 31, 2016, the interest rate on both the February 2014 Term Loans and the March 2014 Term Loans was 3.50%. Taking into account the impact of original issuance discounts, if any, and related deferred debt issuance costs, the effective interest rates on the February 2014 Term Loans and March 2014 Term Loans were approximately 4.03% and 3.58%, respectively, at that date.
We are required to pay a commitment fee equal to 0.50% per annum of the undrawn portion on the Revolving Credit Facility, payable quarterly, and customary administrative agent and letter of credit fees.
Debt issuance and debt modification costs, as well as original issuance discounts, incurred in connection with the Credit Agreement are deferred and amortized as adjustments to interest expense over the remaining contractual life of the associated borrowing.

The Credit Agreement, contains certain customary affirmative and negative covenants for credit facilities of this type, as well as a financial covenant that currently requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 4.50 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the Credit Agreement.
Future Principal Payments on Term Loans

As of April 30, 2016, future scheduled principal payments on the February 2014 Term Loans and March 2014 Term Loans are presented in the following table:

(in thousands)	February 2014	March 2014
Years Ending January 31,	Term Loans	Term Loans
2017 (remainder of year)	$669	$1,434
2018	1,337	2,869
2019	1,337	2,869
2020	127,386	273,241
Total	$130,729	$280,413
Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our Credit Agreement for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,
(in thousands)	2016	2015
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$1,500	$1,500
Amortization of debt discount	2,615	2,481
Amortization of deferred debt issuance costs	247	234
Total Interest Expense - 1.50% Convertible Senior Notes	$4,362	$4,215

Borrowings under Credit Agreement:
Interest expense at contractual rates	$3,597	$3,558
Amortization of debt discounts	14	14
Amortization of deferred debt issuance costs	541	507
Total Interest Expense - Borrowings under Credit Agreement	$4,152	$4,079

7.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of April 30, 2016 and January 31, 2016:

	April 30,	January 31,
(in thousands)	2016	2016
Raw materials	$8,520	$7,177
Work-in-process	7,581	6,668
Finished goods	4,650	4,467
Total inventories	$20,751	$18,312

Condensed Consolidated Statements of Operations

Other income, net consisted of the following for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,
(in thousands)	2016	2015
Foreign currency gains, net	$5,925	$445
(Loss) gains on derivative financial instruments, net	(1,559)	132
Other, net	(547)	(366)
Total other income, net	$3,819	$211

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,
(in thousands)	2016	2015
Cash paid for interest	$3,698	$3,643
Cash payments of income taxes, net	$16,541	$3,311
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$3,642	$3,385
Inventory transfers to property and equipment	$59	$895
Liabilities for contingent consideration in business combinations	$7,700	$—

8.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the three months ended April 30, 2016 and 2015. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

Share Repurchase Program

On March 29, 2016, we announced that our board of directors had authorized a share repurchase program whereby we may make up to $150.0 million in purchases of our outstanding shares of common stock over the two years following the date of announcement. Under the share repurchase program, purchases can be made from time to time using a variety of methods, which may include open market purchases. The specific timing, price and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations, including the amount of cash generated in the U.S. and other potential uses of cash, such as acquisitions. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The authorization of the share repurchase program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time.

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost. We periodically purchase treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards.

During the three months ended April 30, 2016, we acquired 500,000 shares of treasury stock at a cost of $17.2 million, under the aforementioned share repurchase program. We did not acquire any shares of treasury stock during the three months ended April 30, 2015.

At April 30, 2016, we held approximately 848,000 shares of treasury stock with a cost of $27.4 million. At January 31, 2016, we held approximately 348,000 shares of treasury stock with a cost of $10.3 million.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the three months ended April 30, 2016:

(in thousands)	Unrealized (Losses) Gains on Foreign Exchange Contracts Designated as Hedges	Unrealized Loss on Interest Rate Swap Designated as Hedge	Unrealized (Losses) Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive loss at January 31, 2016	$(1,871)	$—	$(110)	$(114,213)	$(116,194)
Other comprehensive income (loss) before reclassifications	4,797	(429)	105	13,232	17,705
Gains reclassified out of accumulated other comprehensive income (loss)	545	—	—	—	545
Net other comprehensive income (loss), current period	4,252	(429)	105	13,232	17,160
Accumulated other comprehensive income (loss) at April 30, 2016	$2,381	$(429)	$(5)	$(100,981)	$(99,034)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statement of operations, with presentation location, for the three months ended April 30, 2016 and 2015 were as follows:

	Three Months Ended April 30,
(in thousands)	2016	2015	Location
Unrealized gains (losses) on derivative financial instruments:
Foreign currency forward contracts	$57	$(289)	Cost of product revenue
	43	(254)	Cost of service and support revenue
	334	(1,805)	Research and development, net
	172	(845)	Selling, general and administrative
	606	(3,193)	Total, before income taxes
	(61)	363	(Provision) benefit for income taxes
	$545	$(2,830)	Total, net of income taxes

9.	INCOME TAXES

Our interim provision for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended April 30, 2016, we recorded an income tax provision of $0.3 million on a pre-tax loss of $15.9 million, which represented a negative effective income tax rate of 2.1%. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. Our pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record tax benefits were significantly higher than the pre-tax income in our profitable jurisdictions where we record a tax provision.

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

We had unrecognized tax benefits of $144.9 million and $142.3 million (excluding interest and penalties) as of April 30, 2016 and January 31, 2016, respectively.  The accrued liability for interest and penalties was $3.2 million and $3.3 million at April 30, 2016 and January 31, 2016, respectively.  Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of April 30, 2016 and January 31, 2016, the total amount of unrecognized tax benefits that, if recognized, would impact our effective income tax rate were approximately $139.3 million and $136.6 million, respectively.  We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes.  As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation.  Further, we believe that it is reasonably possible that the total amount of unrecognized tax benefits at April 30, 2016 could decrease by approximately $3.5 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation.  Such decreases may involve the payment of additional taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate.  We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized tax benefits; however, an estimate of such changes cannot reasonably be made.

10.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of April 30, 2016 and January 31, 2016:

	April 30, 2016
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$170	$—	$—
Commercial paper and corporate debt securities, classified as cash and cash equivalents	—	17,483	—
Short-term investments, classified as available-for-sale	—	41,031	—
Foreign currency forward contracts	—	2,801	—
Total assets	$170	$61,315	$—
Liabilities:
Foreign currency forward contracts	$—	$1,841	$—
Interest rate swap agreement	—	429	—
Contingent consideration - business combinations	—	—	27,933
Total liabilities	$—	$2,270	$27,933

	January 31, 2016
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$12,137	$—	$—
Commercial paper and corporate debt securities, classified as cash and cash equivalents	—	5,030	—
Short-term investments, classified as available-for-sale	—	52,932	—
Foreign currency forward contracts	—	113	—
Total assets	$12,137	$58,075	$—
Liabilities:
Foreign currency forward contracts	$—	$2,377	$—
Contingent consideration - business combinations	—	—	22,391
Total liabilities	$—	$2,377	$22,391

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,
(in thousands)	2016	2015
Fair value measurement at beginning of period	$22,391	$14,507
Contingent consideration liabilities recorded for business combinations	7,700	—
Changes in fair values, recorded in operating expenses	702	53
Payments of contingent consideration	(2,956)	(2,158)
Foreign currency translation and other	96	(2)
Fair value measurement at end of period	$27,933	$12,400

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

Interest Rate Swap Agreement - The fair value of our interest rate swap agreement is based in part on data received from the counterparty, and represents the estimated amount we would receive or pay to settle the agreement, taking into consideration current and projected future interest rates as well as the creditworthiness of the parties, all of which can be validated through readily observable data from external sources.

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 2.5% to 41.7% in our calculations of the estimated fair values of our contingent consideration liabilities as of April 30, 2016. We utilized discount rates ranging from 3.0% to 41.7% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2016.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $412 million and $411 million at April 30, 2016 and January 31, 2016, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices provided to us as at each of April 30, 2016 and January 31, 2016 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders. We had no revolving credit borrowings at April 30, 2016 and January 31, 2016.

The estimated fair values of our Notes were approximately $361 million and $367 million at April 30, 2016 and January 31, 2016, respectively. The estimated fair values of the Notes are determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

Notional Amounts of Derivative Financial Instruments

Our outstanding derivative financial instruments consisted only of foreign currency forward contracts with notional amounts of $139.3 million and $136.4 million as of April 30, 2016 and January 31, 2016, respectively.

Interest Rate Swap Agreement

During the three months ended April 30, 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our term loans, under which we will pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million. The effective date of the agreement is November 1, 2016, and settlements with the counterparty will occur on a quarterly basis, beginning on February 1, 2017. The agreement will terminate on September 6, 2019. Assuming that we elect three-month LIBOR at the term loans' interest rate reset dates, beginning on November 1, 2016 and throughout the term of the interest rate swap agreement, the annual interest rate on $200.0 million of our term loans will be fixed at 4.143% during that period.

The interest rate swap agreement is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet and are reclassified into the statement of operations in the period in which the hedged transaction affects earnings. Hedge ineffectiveness, if any, is recognized currently in the statement of operations.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of April 30, 2016 and January 31, 2016 were as follows:

		Fair Value at
		April 30,	January 31,
(in thousands)	Balance Sheet Classification	2016	2016
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$2,800	$—
Not designated as hedging instruments	Prepaid expenses and other current assets	1	113
Total derivative assets		$2,801	$113

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$42	$2,108
Not designated as hedging instruments	Accrued expenses and other current liabilities	1,544	239
	Other liabilities	256	30
Interest rate swap agreement, designated as a cash flow hedge	Accrued expenses and other current liabilities	256	—
	Other liabilities	173	—
Total derivative liabilities		$2,271	$2,377

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss ("AOCL") and on the condensed consolidated statements of operations for the three months ended April 30, 2016 and 2015 were as follows:

	Three Months Ended April 30,
(in thousands)	2016	2015
Net gains (losses) recognized in AOCL:
Foreign currency forward contracts	$5,394	$1,833
Interest rate swap agreement	(429)	—
	$4,965	$1,833

Net gains (losses) reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$606	$(3,193)

For information regarding the line item locations of the net gains (losses) on foreign currency forward contracts reclassified out of AOCL into the condensed consolidated condensed statements of operations, see Note 8, "Stockholders' Equity".

There were no gains or losses from ineffectiveness of these cash flow hedges recorded for the three months ended April 30, 2016 and 2015. All of the foreign currency forward contracts underlying the $2.4 million of net unrealized gains recorded in our accumulated other comprehensive loss at April 30, 2016 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

(Losses) gains recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three months ended April 30, 2016 and 2015 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended April 30,
(in thousands)		2016	2015
Foreign currency forward contracts	Other (expense) income, net	$(1,559)	$132

12.	STOCK-BASED COMPENSATION

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,
(in thousands)	2016	2015
Cost of revenue - product	$113	$135
Cost of revenue - service and support	1,391	461
Research and development, net	1,462	1,263
Selling, general and administrative	12,374	12,991
Total stock-based compensation expense	$15,340	$14,850

The following table summarizes stock-based compensation expense by type of award for the three months ended April 30, 2016, and 2015:

	Three Months Ended April 30,
(in thousands)	2016	2015
Restricted stock units and restricted stock awards	$13,966	$13,100
Stock bonus program and bonus share program	1,346	1,691
Total equity-settled awards	15,312	14,791
Phantom stock units (cash-settled awards)	28	59
Total stock-based compensation expense	$15,340	$14,850

Awards under our stock bonus and bonus share programs are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of our common stock.

Restricted Stock Units

We periodically award restricted stock units ("RSUs") to our directors, officers, and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting.

The following table summarizes restricted stock unit activity and related information for the three months ended April 30, 2016:

(in thousands, except per share data)	Number of RSUs	Weighted-Average Grant Date Fair Value
RSUs outstanding, January 31, 2016	2,649	$54.57
RSUs granted	1,605	$35.26
RSUs released	(431)	$48.14
RSUs forfeited	(89)	$57.17
RSUs outstanding, April 30, 2016	3,734	$46.95

Our restricted stock unit awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of April 30, 2016, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards.

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

As of April 30, 2016, there was approximately $118.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.2 years. The unrecognized compensation expense does not include compensation expense related to shares for which a grant date has been established but the requisite service period has not begun.

Stock Bonus Program

Our stock bonus program permits eligible employees to receive a portion of their earned bonuses, otherwise payable in cash, in the form of discounted shares of our common stock. Executive officers are eligible to participate in this program to the extent that shares remain available for awards following the enrollment of all other participants. Shares awarded to executive officers with respect to the discount feature of the program are subject to a one-year vesting period. This program is subject to annual funding approval by our board of directors and an annual cap on the number of shares that can be issued. Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-day trailing average price of our common stock when the awards are calculated, reduced by a discount determined by the board of directors each year (the "discount"). To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash. Obligations under this program are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of common stock determined using a discounted average price of our common stock.

For the year ended January 31, 2016, our board of directors approved up to 125,000 shares of common stock for awards under the program and a discount of 15%. (the "2016 stock bonus program"). Awards earned under the 2016 stock bonus program are expected to be issued during the three months ended July 31, 2016.

In March 2016, our board of directors approved up to 125,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the year ending January 31, 2017.

Bonus Share Program

Over the past several years, our board of directors authorized the use of shares of common stock available under our equity incentive plans to award discretionary bonuses to employees other than executive officers, subject to certain limitations on the aggregate number of shares that may be issued (the "bonus share program"). There is no discount feature associated with awards under the bonus share program. Similar to the accounting for the stock bonus program, obligations for these bonuses are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known, to be settled with a variable number of shares of common stock.

For bonuses in respect of the year ended January 31, 2016, the board of directors approved the use of up to 75,000 shares of common stock, plus any shares not used under the stock bonus program in respect of the year ended January 31, 2016, for awards under this program (not to exceed 200,000 shares in aggregate between the two programs). Shares awarded in respect of the bonus share program for the year ended January 31, 2016 are expected to be issued during the three months ended July 31, 2016.

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

The combined accrued liabilities for the stock bonus program and the bonus share program were $8.0 million and $6.6 million at April 30, 2016 and January 31, 2016, respectively.

13.	COMMITMENTS AND CONTINGENCIES

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,
(in thousands)	2016	2015
Warranty liability at beginning of period	$826	$633
Provision charged to expenses	201	45
Warranty charges	(167)	—
Foreign currency translation and other	3	(1)
Warranty liability at end of period	$863	$677

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

Our Actionable Intelligence solutions help organizations address three important challenges: Customer Engagement Optimization; Security Intelligence; and Fraud, Risk, and Compliance. We conduct our business through three operating segments—Enterprise Intelligence Solutions ("Enterprise Intelligence"), Cyber Intelligence Solutions ("Cyber Intelligence"), and Video and Situation Intelligence Solutions ("Video Intelligence"). Organizing our business through three operating segments allows us to align our resources and domain expertise to effectively address the Actionable Intelligence market. We address the Customer Engagement Optimization market opportunity through solutions from our Enterprise Intelligence segment. We address the Security Intelligence market opportunity through solutions from our Cyber Intelligence segment and Video Intelligence segment, and we address the Fraud, Risk, and Compliance market opportunity through solutions from all three operating segments.

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

Operating results by segment for the three months ended April 30, 2016 and 2015 were as follows:

	Three Months Ended April 30,
(in thousands)	2016	2015
Revenue:
Enterprise Intelligence
Segment revenue	$155,497	$147,399
Revenue adjustments	(3,489)	(681)
	152,008	146,718
Cyber Intelligence
Segment revenue	67,193	91,590
Revenue adjustments	(65)	(140)
	67,128	91,450
Video Intelligence
Segment revenue	26,288	31,368
Revenue adjustments	—	—
	26,288	31,368
Total revenue	$245,424	$269,536

Segment contribution:
Enterprise Intelligence	$52,321	$50,859
Cyber Intelligence	11,078	30,307
Video Intelligence	7,283	10,195
Total segment contribution	70,682	91,361

Unallocated expenses, net:
Amortization of acquired intangible assets	20,446	18,717
Stock-based compensation	15,340	14,850
Other unallocated expenses	46,187	48,184
Total unallocated expenses, net	81,973	81,751
Operating (loss) income	(11,291)	9,610
Other expense, net	(4,572)	(7,932)
(Loss) income before provision for income taxes	$(15,863)	$1,678

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

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the three months ended April 30, 2016 and 2015.  The allocations of goodwill and acquired intangible assets by operating segment appear in Note 5, "Intangible Assets and Goodwill".

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is provided to assist readers in understanding our financial condition, results of operations, and cash flows. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2016 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under "Cautionary Note on Forward-Looking Statements".

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

Critical Accounting Policies and Estimates

Note 1, "Summary of Significant Accounting Policies" to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2016 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this report. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our condensed consolidated financial statements are described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2016, and include the following:

•	Revenue recognition;

•	Accounting for business combinations;

•	Impairment of goodwill and other intangible assets;

•	Accounting for income taxes;

•	Contingencies;

•	Accounting for stock-based compensation;

•	Accounting for cost of revenue; and

•	Allowance for doubtful accounts

There were no significant changes to our critical accounting policies and estimates during the three months ended April 30, 2016.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,
(in thousands, except per share data)	2016	2015
Revenue	$245,424	$269,536
Operating (loss) income	$(11,291)	$9,610
Net loss attributable to Verint Systems Inc.	$(17,456)	$(416)
Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.28)	$(0.01)
Diluted	$(0.28)	$(0.01)

Three Months Ended April 30, 2016 compared to Three Months Ended April 30, 2015. Our revenue decreased approximately $24.1 million, or 9%, to $245.4 million in the three months ended April 30, 2016 from $269.5 million in the three months ended April 30, 2015. The decrease consisted of a $27.1 million decrease in product revenue, partially offset by a $3.0 million increase in service and support revenue.  In our Cyber Intelligence segment, revenue decreased approximately $24.3 million, or 27%, from $91.4 million in the three months ended April 30, 2015 to $67.1 million in the three months ended April 30, 2016.  The decrease consisted of a $20.3 million decrease in product revenue and a $4.0 million decrease in service and support revenue. In our Video Intelligence segment, revenue decreased approximately $5.1 million, or 16%, from $31.4 million in the three months ended April 30, 2015 to $26.3 million in the three months ended April 30, 2016.  In our Enterprise Intelligence segment, revenue increased $5.3 million, or approximately 4%, from $146.7 million in the three months ended April 30, 2015 to $152.0 million in the three months ended April 30, 2016.  For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, in Europe, the Middle East and Africa ("EMEA"), and in the Asia-Pacific ("APAC") regions represented approximately 55%, 30%, and 15% of our total revenue, respectively, in the three months ended April 30, 2016, compared to approximately 51%, 30%, and 19%, respectively, in the three months ended April 30, 2015. Further details of changes in revenue are provided below.

We reported an operating loss of $11.3 million in the three months ended April 30, 2016 compared to operating income of $9.6 million in the three months ended April 30, 2015.  This decrease in operating income was primarily due to a $21.7 million decrease in gross profit, from $166.4 million to $144.7 million and a $0.8 million decrease in operating expenses, from $156.8 million to $156.0 million. The decrease in operating expenses consisted of a $1.5 million increase in net research and development expenses and a $0.6 million increase in amortization of other acquired intangible assets, partially offset by a $2.9 million decrease in selling, general and administrative expenses. Further details of changes in operating income are provided below. The decrease in gross profit was primarily due to decreased gross profit in our Cyber Intelligence segment, as further described below.

Net loss attributable to Verint Systems Inc. was $17.5 million, and diluted net loss per common share was $0.28, in the three months ended April 30, 2016 compared to net loss attributable to Verint Systems Inc. of $0.4 million, and diluted net loss per common share of $0.01, in the three months ended April 30, 2015.  The increased net loss attributable to Verint Systems Inc. and diluted net loss per common share in the three months ended April 30, 2016 was primarily due to an operating loss during the three months ended April 30, 2016 as described above, a $1.7 million increase in net losses on derivative financial instruments, and a $0.6 million decrease in our provision for income taxes, partially offset by a $5.5 million increase in net foreign currency gains. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the three months ended April 30, 2016 to average exchange rates for the three months ended April 30, 2015, the U.S. dollar strengthened relative to the British pound sterling, Australian dollar, Brazilian real, Singapore dollar, and Israeli shekel, resulting in an overall decrease in our revenue, cost of revenue. and operating expenses on a U.S. dollar-denominated basis.  For the three months ended April 30, 2016, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended April 30, 2015, our revenue would have been approximately $1.6 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $4.2 million higher, which would have resulted in a $2.6 million decrease in operating income.

As of April 30, 2016 and 2015, we employed approximately 5,000 professionals, including part-time employees and certain contractors.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,		% Change
(in thousands)	2016	2015	2016 - 2015
Enterprise Intelligence	$152,008	$146,718	4%
Cyber Intelligence	67,128	91,450	(27)%
Video Intelligence	26,288	31,368	(16)%
Total revenue	$245,424	$269,536	(9)%

Enterprise Intelligence Segment

Three Months Ended April 30, 2016 compared to Three Months Ended April 30, 2015. Enterprise Intelligence revenue increased approximately $5.3 million, or 4%, from $146.7 million in the three months ended April 30, 2015 to $152.0 million in the three months ended April 30, 2016.  The increase consisted of a $6.5 million increase in service and support revenue, partially offset by a $1.2 million decrease in product revenue. The increase in Enterprise Intelligence revenue reflects the implementation of our product strategy of expanding our portfolio of Customer Engagement Solutions, through both internal development and acquisitions, and our go-to-market strategy of offering customers the ability to purchase our best-of-breed solutions individually or part of a more comprehensive deployment. We continue to experience a shift in our revenue mix from product revenue to service and support revenue as a result of several factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in our standard arrangements (including licenses sold through cloud deployment), and growth in our customer install base.

Cyber Intelligence Segment

Three Months Ended April 30, 2016 compared to Three Months Ended April 30, 2015. Cyber Intelligence revenue decreased approximately $24.3 million, or 27%, from $91.4 million in the three months ended April 30, 2015 to $67.1 million in the three months ended April 30, 2016.  The decrease consisted of a $20.3 million decrease in product revenue and a $4.0 million decrease in service and support revenue. The decrease in product revenue was primarily due to a decrease in product deliveries and a decrease in progress realized during the current year on projects with revenue recognized using the percentage of completion ("POC") method, some of which commenced in previous fiscal years. The decrease in service and support revenue was primarily attributable to a decrease in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in previous fiscal years, partially offset by an increase in support revenue from new and existing customers.

Video Intelligence Segment

Three Months Ended April 30, 2016 compared to Three Months Ended April 30, 2015. Video Intelligence revenue decreased approximately $5.1 million, or 16%, from $31.4 million in the three months ended April 30, 2015 to $26.3 million in the three months ended April 30, 2016.  The decrease was primarily attributable to a decrease in sales of certain hardware products to customers during the three months ended April 30, 2016 compared to the three months ended April 30, 2015.

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

The following table sets forth product revenue and service and support revenue for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,		% Change
(in thousands)	2016	2015	2016 - 2015
Product revenue	$75,712	$102,799	(26)%
Service and support revenue	169,712	166,737	2%
Total revenue	$245,424	$269,536	(9)%

Product Revenue

Three Months Ended April 30, 2016 compared to Three Months Ended April 30, 2015. Product revenue decreased approximately $27.1 million, or 26%, from $102.8 million for the three months ended April 30, 2015 to $75.7 million for the three months ended April 30, 2016, resulting from a $20.3 million decrease in our Cyber Intelligence segment, a $5.6 million decrease in our Video Intelligence segment, and a 1.2 million decrease in our Enterprise Intelligence segment.

For additional information see "—Revenue by Operating Segment".

Service and Support Revenue

Three Months Ended April 30, 2016 compared to Three Months Ended April 30, 2015. Service and support revenue increased approximately $3.0 million, or 2%, from $166.7 million for the three months ended April 30, 2015 to $169.7 million for the three months ended April 30, 2016.  This increase was primarily attributable to increases of $6.5 million and 0.5 million in our Enterprise Intelligence and Video Intelligence segments, respectively, partially offset by a $4.0 million decrease in our Cyber Intelligence segment.

For additional information see "— Revenue by Operating Segment".

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,		% Change
(in thousands)	2016	2015	2016 - 2015
Cost of product revenue	$26,383	$34,897	(24)%
Cost of service and support revenue	65,131	60,296	8%
Amortization of acquired technology	9,180	7,980	15%
Total cost of revenue	$100,694	$103,173	(2)%

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

Three Months Ended April 30, 2016 compared to Three Months Ended April 30, 2015. Cost of product revenue decreased approximately $8.5 million, or 24%, from $34.9 million in the three months ended April 30, 2015 to $26.4 million in the three months ended April 30, 2016. Our overall product gross margins decreased to 65% in the three months ended April 30, 2016 from 66% in the three months ended April 30, 2015. Product gross margins in our Enterprise Intelligence segment increased from 91% in the three months ended April 30, 2015 to 92% in the three months ended April 30, 2016. Product gross margins in our Cyber Intelligence segment decreased from 62% in the three months ended April 30, 2015 to 52% in the three months ended April 30, 2016 primarily due to a change in product mix and decreased product revenue, resulting in decreased absorption of fixed overhead costs during the three months ended April 30, 2016 compared to the three months ended April 30, 2015.  Product gross margins in our Video Intelligence segment decreased to 60% in the three months ended April 30, 2016 from 61% in the three months ended April 30, 2015 due to a change in product mix.

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

Three Months Ended April 30, 2016 compared to Three Months Ended April 30, 2015. Cost of service and support revenue increased approximately $4.8 million, or 8%, from $60.3 million in the three months ended April 30, 2015 to $65.1 million in the three months ended April 30, 2016. The increase is primarily attributable to increased cost of service and support revenue resulting from the addition of business combinations that closed in the three months ended April 30, 2016. Our overall service and support gross margins decreased from 64% in the three months ended April 30, 2015 to 62% in the three months ended April 30, 2016.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended April 30, 2016 compared to Three Months Ended April 30, 2015. Amortization of acquired technology increased approximately $1.2 million, or 15%, from $8.0 million in the three months ended April 30, 2015 to $9.2 million in the three months ended April 30, 2016 primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the three months ended April 30, 2016.

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

The following table sets forth research and development, net for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,		% Change
(in thousands)	2016	2015	2016 - 2015
Research and development, net	$44,720	$43,166	4%

Three Months Ended April 30, 2016 compared to Three Months Ended April 30, 2015. Research and development, net increased approximately $1.5 million, or 4%, from $43.2 million in the three months ended April 30, 2015 to $44.7 million in the three months ended April 30, 2016.  Employee compensation and related expenses increased $0.7 million primarily due to the inclusion of research and development expense from business combinations that closed during the three months ended April 30, 2016. Research and development reimbursements received from government programs decreased $0.3 million during the three months ended April 30, 2016, primarily in our Enterprise Intelligence segment, resulting in an increase in research and development expense compared to the three months ended April 30, 2015. Contractor expense increased $0.2 million primarily due to increased use of contractors for research and development activities in our Enterprise Intelligence segment during the three months ended April 30, 2016 compared to the three months ended April 30, 2015. Depreciation expense on fixed assets used for research and development activities increased $0.2 million. Capitalization of software development costs decreased $0.2 million in our Cyber Intelligence segment, resulting in increased research and development expense compared to the three months ended April 30, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,		% Change
(in thousands)	2016	2015	2016 - 2015
Selling, general and administrative	$100,035	$102,850	(3)%

Three Months Ended April 30, 2016 compared to Three Months Ended April 30, 2015. Selling, general and administrative expenses decreased approximately $2.9 million, or 3%, from $102.9 million in the three months ended April 30, 2015 to $100.0 million in the three months ended April 30, 2016. Excluding $3.2 million of additional selling, general, and administrative expense resulting from the inclusion of business combinations that closed during the three months ended April 30, 2016, selling, general, and administrative expense decreased $6.0 million. This decrease was primarily attributable to a $1.5 million increase in capitalized software development costs, resulting in decreased selling, general and administrative expense compared to the three months ended April 30, 2015, a $1.0 million decrease in employee compensation and related expenses due primarily to a decrease in headcount of general and administrative employees, a $0.6 million decrease in travel expense primarily in our Enterprise Intelligence segment, a $1.0 million decrease in sales and marketing expense primarily in our Enterprise Intelligence segment, and a $0.7 million decrease in contractor expense as a result of decreased use of contractors for corporate support activities, including acquisition and integration-related activities. Stock-based compensation expense decreased $0.6 million due primarily to a decrease in expense related to our bonus share program (which is discussed in Note 12, "Stock-based Compensation" to our condensed consolidated financial statements included under Part I, Item 1 of this report).

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names, and non-compete agreements.

The following table sets forth amortization of other acquired intangible assets for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,		% Change
(in thousands)	2016	2015	2016 - 2015
Amortization of other acquired intangible assets	$11,266	$10,737	5%

Three Months Ended April 30, 2016 compared to Three Months Ended April 30, 2015. Amortization of other acquired intangible assets increased approximately $0.6 million, or 5%, from $10.7 million in the three months ended April 30, 2015 to $11.3 million in the three months ended April 30, 2016 primarily due to acquired intangible assets from business combinations that closed during the three months ended April 30, 2016.

Further discussion regarding our business combinations appears in Note 4, "Business Combinations" to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Income (Expense), Net

The following table sets forth total other expense, net for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,		% Change
(in thousands)	2016	2015	2016 - 2015
Interest income	$153	$194	(21)%
Interest expense	(8,544)	(8,337)	2%
Other (expense) income:
Foreign currency gains, net	5,925	445	*
(Losses) gains on derivatives	(1,559)	132	*
Other, net	(547)	(366)	49%
Total other income, net	3,819	211	*
Total other expense, net	$(4,572)	$(7,932)	(42)%

* Percentage is not meaningful.

Three Months Ended April 30, 2016 compared to Three Months Ended April 30, 2015. Total other expense, net, decreased by $3.3 million from $7.9 million in the three months ended April 30, 2015 to $4.6 million in the three months ended April 30, 2016.

We recorded $5.9 million of net foreign currency gains in the three months ended April 30, 2016 compared to $0.4 million of net foreign currency gains in the three months ended April 30, 2015.  Foreign currency gains in the three months ended April 30, 2016 resulted primarily from weakening of the U.S. dollar against the Singapore dollar from January 31, 2016 to April 30, 2016, resulting in foreign currency gains on Singapore dollar-denominated net assets in certain entities which use a U.S. dollar functional currency and foreign currency gains on U.S dollar-denominated net liabilities in certain entities which use a Singapore dollar functional currency. Also contributing to the net gain was the weakening of the U.S. dollar against the British pound sterling and Brazilian real, each from January 31, 2016 to April 30, 2016, resulting in foreign currency gains on U.S dollar-denominated net liabilities in certain entities which use British pound sterling and Brazilian real functional currencies, respectively.

In the three months ended April 30, 2016, there were net losses on derivative financial instruments (not designated as hedging instruments) of $1.6 million, compared to net gains of $0.1 million on such instruments for the three months ended April 30, 2015.  The net losses in the current year reflected losses on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the euro and Brazilian real.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,		% Change
(in thousands)	2016	2015	2016 - 2015
Provision for income taxes	$330	$947	(65)%

Three Months Ended April 30, 2016 compared to Three Months Ended April 30, 2015. Our effective income tax benefit rate was 2.1% for the three months ended April 30, 2016, compared to an effective income tax rate of 56.4% for the three months ended April 30, 2015.  For the three months ended April 30, 2016, pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was significantly lower than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related tax benefits. The result was an income tax provision of $0.3 million on a pre-tax loss of $15.9 million, which represented an effective income tax benefit rate of 2.1%. For the three months ended April 30, 2015, pre-tax income in our profitable jurisdictions, where we recorded tax provisions, was higher than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related tax benefits. In addition, following the receipt of a tax ruling in a foreign jurisdiction, we reorganized certain operations within that foreign jurisdiction resulting in a discrete income tax benefit of $3.0 million. The result was an income tax provision of $0.9 million on pre-tax income of $1.7 million, which represented an effective income tax rate of 56.4%.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We have used cash as consideration for substantially all of our historical business acquisitions, including approximately $70 million of net cash expended for business acquisitions during the three months ended April 30, 2016.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise additional equity or debt capital in the capital markets.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (including any long-term portions) held by our subsidiaries outside of the United States were $321.1 million and $321.5 million as of April 30, 2016 and January 31, 2016, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months or for the foreseeable future.

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

The following table summarizes our total cash, cash equivalents, restricted cash and bank time deposits, and short-term investments, as well as our total debt, as of April 30, 2016 and January 31, 2016:

	April 30,	January 31,
(in thousands)	2016	2016
Cash and cash equivalents	$323,905	$352,105
Restricted cash and bank time deposits	11,089	11,820
Short-term investments	48,087	55,982
Total cash, cash equivalents, restricted cash and bank time deposits, and short-term investments	$383,081	$419,907
Total debt, including current portion	$742,049	$738,087

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$61,862	$66,626
Net cash used in investing activities	(71,254)	(29,886)
Net cash used in financing activities	(20,857)	(1,992)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2,049	1,208
Net (decrease) increase in cash and cash equivalents	$(28,200)	$35,956

Our operating activities generated $61.9 million of cash during the three months ended April 30, 2016, which was offset by $92.1 million of net cash used in combined investing and financing activities during this period.  Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income (which decreased $17.0 million in the three months ended April 30, 2016 compared to the three months ended April 30, 2015), as adjusted for non-cash items and working capital changes. Operating activities generated $61.9 million of net cash during the three months ended April 30, 2016, compared to $66.6 million generated during the three months ended April 30, 2015. Contributing to the lower net cash provided by operating activities were $16.5 million of payments of income taxes, net during the three months ended April 30, 2016, compared to $3.3 million paid during the three months ended April 30, 2015.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the three months ended April 30, 2016, our investing activities used $71.3 million of net cash, including $69.8 million of net cash utilized for business acquisitions, and $10.1 million of payments for property, equipment, and capitalized software development costs. Partially offsetting those uses were $7.9 million of net proceeds from sales and maturities of short-term investments and $0.7 million of net cash provided by other investing activities, consisting primarily of decreases in restricted cash and bank time deposits during the period. Restricted cash and bank time deposits are typically short-term deposits used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period.

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

We had no significant commitments for capital expenditures at April 30, 2016.

Net Cash Used in Financing Activities

For the three months ended April 30, 2016, our financing activities used $20.9 million of net cash, the most significant portion of which was payments of $17.2 million of purchases of treasury stock under our share repurchase program, and $2.9 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations.

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

On March 29, 2016, we announced that our board of directors had authorized a share repurchase program whereby we may make up to $150 million in purchases of our outstanding shares of common stock over the two years following the date of announcement. Under the share repurchase program, purchases can be made from time to time using a variety of methods, which may include open market purchases. The specific timing, price and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations, including the amount of cash generated in the U.S. and other potential uses of cash, such as acquisitions. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The authorization of the share repurchase program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time.

During the three months ended April 30, 2016, we acquired 500,000 shares of treasury stock at a cost of $17.2 million, under the share repurchase program.

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

As of April 30, 2016, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of April 30, 2016, we had not purchased any shares under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of April 30, 2016, no Warrants had been exercised and all Warrants remained outstanding.

Credit Agreement

In April 2011, we entered into a credit agreement with our lenders, which was amended and restated in March 2013, and further amended in February 2014, March 2014, and June 2014 (the "Credit Agreement"). The Credit Agreement, as amended and restated, provides for senior secured credit facilities, comprised of $943.5 million of term loans, of which $300.0 million was borrowed in February 2014 (the "February 2014 Term Loans") and of which $643.5 million was borrowed in March 2014 (the "March 2014 Term Loans"), all of which mature in September 2019, and a $300.0 million revolving credit facility maturing in September 2018, subject to increase and reduction from time to time, as described in the Credit Agreement.

The February 2014 Term Loans were borrowed in connection with our acquisition of Kana. The March 2014 Term Loans were borrowed as part of a refinancing of previously outstanding amounts under the Credit Agreement. In June 2014, we utilized the majority of the combined net proceeds from the issuance of the Notes and the concurrent issuance of 5,750,000 shares of common stock to retire $530.0 million of the February 2014 Term Loans and March 2014 Term Loans, and all $106.0 million of then-outstanding borrowings under the Revolving Credit Facility.
As of April 30, 2016, there were $411.1 million of combined borrowings outstanding under our February 2014 Term Loans and March 2014 Term Loans, currently bearing interest at an annual rate of 3.50%, and no borrowings outstanding under our revolving credit facility.
On February 11, 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our term loans, under which we will pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million. The effective date of the agreement is November 1, 2016, and settlements with the counterparty will occur on a quarterly basis, beginning on February 1, 2017. The agreement will terminate on September 6, 2019. Assuming that we elect three-month LIBOR at the term loans' interest rate reset dates, beginning on November 1, 2016 and throughout the term of the interest rate swap agreement, the annual interest rate on $200.0 million of our term loans will be fixed at 4.143% during that period.

There are no scheduled principal payments on our term loans until August 2016. The vast majority of the term loan balances are due upon maturity in September 2019.

The revolving credit facility contains a financial covenant that currently requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 4.50 to 1 (the "Leverage Ratio Covenant"). At April 30, 2016, our consolidated leverage ratio was approximately 2.7 to 1 compared to a permitted consolidated leverage ratio of 4.50 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $100.0 million the minimum EBITDA required to satisfy the Leverage Ratio Covenant given our outstanding debt as of such date.

Contractual Obligations

Our Annual Report on Form 10-K for the year ended January 31, 2016 includes a table summarizing our contractual obligations of approximately $1.1 billion as of January 31, 2016, including approximately $900 million for long-term debt obligations, including projected future interest. That table appears under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in that report.

As described above under "Credit Agreement", we executed an interest rate swap agreement during the three months ended April 30, 2016, covering $200.0 million of our term loans, the impact of which does not materially change our long-term debt obligations.

We believe that our contractual obligations and commercial commitments did not materially change during the three months ended April 30, 2016.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the three months ended April 30, 2016, we made $3.0 million of payments under contingent consideration arrangements. As of April 30, 2016, potential future cash payments and earned consideration expected to be paid subsequent to April 30, 2016 under contingent consideration arrangements total $65.6 million, the estimated fair value of which was $27.9 million, including $3.8 million reported in accrued expenses and other current liabilities, and $24.1 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2022.

Off-Balance Sheet Arrangements

As of April 30, 2016, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The section entitled "Quantitative and Qualitative Disclosures About Market Risk" under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2016 provides detailed quantitative and qualitative discussions of the market risks affecting our operations.

Interest Rate Risk on Our Debt

Because the interest rates applicable to borrowings under our Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. To partially mitigate this risk, during the three months ended April 30, 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution under which we will pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million. The effective date of the agreement is November 1, 2016, and settlements with the counterparty will occur on a quarterly basis, beginning on February 1, 2017. The agreement will terminate on September 6, 2019. Assuming that we elect three-month LIBOR at the term loans' interest rate reset dates, beginning on November 1, 2016 and throughout the term of the interest rate swap agreement, the annual interest rate on $200.0 million of our term loans will be fixed at 4.143% during that period.

Other than the impact of the interest rate swap agreement as described herein, we believe that our market risk profile did not materially change during the three months ended April 30, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 30, 2016.  Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended April 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In performing the assessment of disclosure controls and procedures and of changes in our internal control over financial reporting as of the date of the evaluation, our management has excluded the operations of Contact Solutions. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of the evaluation for a period of up to one year following the acquisition. We are currently assessing the control environment of this acquired business.
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

Item 1A.                   Risk Factors

There have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 31, 2016. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us, however. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 29, 2016, we announced that our board of directors had authorized a share repurchase program whereby we may make up to $150 million in purchases of our outstanding shares of common stock over the two years following the date of announcement. Under the share repurchase program, purchases can be made from time to time using a variety of methods, which may include open market purchases. The specific timing, price and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations, including the amount of cash generated in the U.S. and other potential uses of cash, such as acquisitions. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The authorization of the share repurchase program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time.

We periodically purchase treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during a company-imposed trading blackout or lockup periods. There was no such activity during the three months ended April 30, 2016.

Share repurchase activity during the three months ended April 30, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
February 1, 2016 - February 29, 2016	—	—	—	—
March 1, 2016 - March 31, 2016	—	—	—	$150,000
April 1, 2016 - April 30, 2016	500,000	$34.33	500,000	$132,847
Total	500,000	$34.33	500,000	—

(1) Represents the approximate weighted-average price paid per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended April 30, 2016:

Number	Description	Filed Herewith / Incorporated by Reference from
10.1	Verint Systems Inc. Stock Bonus Program*	Form 10-K filed on March 30, 2016
10.2	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2016*	Form 10-K filed on March 30, 2016
10.3	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2016*	Form 10-K filed on March 30, 2016
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Verint Systems Inc.

June 7, 2016	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)