Form 10-Q
period 2016-07-31
VERINT SYSTEMS INC
filed 2016-09-07
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2016
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

There were 63,138,821 shares of the registrant’s common stock outstanding on August 15, 2016.

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

iii

Part I

Item 1.     Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,
(in thousands, except share and per share data)	2016	2016
Assets
Current Assets:
Cash and cash equivalents	$340,116	$352,105
Restricted cash and bank time deposits	8,957	11,820
Short-term investments	27,337	55,982
Accounts receivable, net of allowance for doubtful accounts of $2.1 million and $1.2 million, respectively	265,227	256,419
Inventories	21,069	18,312
Deferred cost of revenue	3,450	1,876
Prepaid expenses and other current assets	64,148	57,598
Total current assets	730,304	754,112
Property and equipment, net	77,802	68,904
Goodwill	1,218,699	1,207,176
Intangible assets, net	240,460	246,682
Capitalized software development costs, net	10,662	11,992
Long-term deferred cost of revenue	10,345	13,117
Other assets	50,980	53,752
Total assets	$2,339,252	$2,355,735

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$56,876	$65,447
Accrued expenses and other current liabilities	222,531	209,071
Deferred revenue	166,628	167,912
Total current liabilities	446,035	442,430
Long-term debt	739,914	735,983
Long-term deferred revenue	19,057	20,488
Other liabilities	97,892	88,670
Total liabilities	1,302,898	1,287,571
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $0.001 par value; authorized 2,207,000 shares at July 31, 2016 and January 31, 2016, respectively; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 63,986,000 and 62,614,000 shares; outstanding 63,138,000 and 62,266,000 shares at July 31, 2016 and January 31, 2016, respectively.	64	63
Additional paid-in capital	1,422,906	1,387,955
Treasury stock, at cost - 848,000 and 348,000 shares at July 31, 2016 and January 31, 2016, respectively.	(27,413)	(10,251)
Accumulated deficit	(230,597)	(201,436)
Accumulated other comprehensive loss	(138,822)	(116,194)
Total Verint Systems Inc. stockholders' equity	1,026,138	1,060,137
Noncontrolling interest	10,216	8,027
Total stockholders' equity	1,036,354	1,068,164
Total liabilities and stockholders' equity	$2,339,252	$2,355,735

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue:
Product	$90,456	$121,767	$166,168	$224,566
Service and support	171,465	174,115	341,177	340,852
Total revenue	261,921	295,882	507,345	565,418
Cost of revenue:
Product	26,573	41,877	52,956	76,774
Service and support	66,754	66,805	131,885	127,101
Amortization of acquired technology	9,134	9,856	18,314	17,836
Total cost of revenue	102,461	118,538	203,155	221,711
Gross profit	159,460	177,344	304,190	343,707
Operating expenses:
Research and development, net	43,099	46,132	87,819	89,298
Selling, general and administrative	101,146	111,769	201,181	214,619
Amortization of other acquired intangible assets	11,466	10,733	22,732	21,470
Total operating expenses	155,711	168,634	311,732	325,387
Operating income (loss)	3,749	8,710	(7,542)	18,320
Other income (expense), net:
Interest income	313	463	466	657
Interest expense	(8,724)	(8,561)	(17,268)	(16,898)
Other expense, net	(5,358)	(3,751)	(1,539)	(3,540)
Total other expense, net	(13,769)	(11,849)	(18,341)	(19,781)
Loss before provision for income taxes	(10,020)	(3,139)	(25,883)	(1,461)
Provision for income taxes	1,058	2,621	1,388	3,568
Net loss	(11,078)	(5,760)	(27,271)	(5,029)
Net income attributable to noncontrolling interest	627	1,325	1,890	2,472
Net loss attributable to Verint Systems Inc.	$(11,705)	$(7,085)	$(29,161)	$(7,501)

Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.19)	$(0.11)	$(0.47)	$(0.12)
Diluted	$(0.19)	$(0.11)	$(0.47)	$(0.12)

Weighted-average common shares outstanding:
Basic	62,668	61,733	62,463	61,392
Diluted	62,668	61,733	62,463	61,392

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2016	2015	2016	2015
Net loss	$(11,078)	$(5,760)	$(27,271)	$(5,029)
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(36,800)	6,253	(23,269)	11,422
Net unrealized gains (losses) on available-for-sale securities	5	(13)	110	44
Net unrealized (losses) gains on foreign exchange contracts designated as hedges	(2,010)	5,002	2,778	10,029
Net unrealized loss on interest rate swap designated as a hedge	(1,195)	—	(1,624)	—
Benefit (provision) for income taxes on net unrealized (losses) gains on foreign exchange contracts designated as hedges	212	(509)	(324)	(1,091)
Other comprehensive (loss) income	(39,788)	10,733	(22,329)	20,404
Comprehensive (loss) income	(50,866)	4,973	(49,600)	15,375
Comprehensive income attributable to noncontrolling interest	627	1,446	2,189	2,383
Comprehensive (loss) income attributable to Verint Systems Inc.	$(51,493)	$3,527	$(51,789)	$12,992

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interest
Balances at January 31, 2015	60,905	$61	$1,321,455	$(10,251)	$(219,074)	$(94,335)	$997,856	$7,047	$1,004,903
Net (loss) income	—	—	—	—	(7,501)	—	(7,501)	2,472	(5,029)
Other comprehensive income (loss)	—	—	—	—	—	20,493	20,493	(89)	20,404
Stock-based compensation - equity-classified awards	—	—	29,584	—	—	—	29,584	—	29,584
Exercises of stock options	6	—	229	—	—	—	229	—	229
Common stock issued for stock awards and stock bonuses	1,228	1	7,744	—	—	—	7,745	—	7,745
Tax effects from stock award plans	—	—	577	—	—	—	577	—	577
Balances at July 31, 2015	62,139	$62	$1,359,589	$(10,251)	$(226,575)	$(73,842)	$1,048,983	$9,430	$1,058,413

Balances at January 31, 2016	62,266	$63	$1,387,955	$(10,251)	$(201,436)	$(116,194)	$1,060,137	$8,027	$1,068,164
Net (loss) income	—	—	—	—	(29,161)	—	(29,161)	1,890	(27,271)
Other comprehensive (loss) income	—	—	—	—	—	(22,628)	(22,628)	299	(22,329)
Stock-based compensation - equity-classified awards	—	—	28,489	—	—	—	28,489	—	28,489
Exercises of stock options	—	—	1	—	—	—	1	—	1
Common stock issued for stock awards and stock bonuses	1,372	1	6,952	—	—	—	6,953	—	6,953
Purchases of treasury stock	(500)	—	—	(17,162)	—	—	(17,162)	—	(17,162)
Tax effects from stock award plans	—	—	(491)	—	—	—	(491)	—	(491)
Balances at July 31, 2016	63,138	$64	$1,422,906	$(27,413)	$(230,597)	$(138,822)	$1,026,138	$10,216	$1,036,354

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net loss	$(27,271)	$(5,029)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,035	52,388
Stock-based compensation, excluding cash-settled awards	31,638	33,702
Amortization of discount on convertible notes	5,264	4,995
Non-cash losses (gains) on derivative financial instruments, net	1,963	(274)
Other non-cash items, net	7,402	11,075
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(21)	16,614
Inventories	(3,142)	(2,460)
Deferred cost of revenue	1,169	2,834
Prepaid expenses and other assets	(2,450)	(8,400)
Accounts payable and accrued expenses	(2,838)	(26,380)
Deferred revenue	(2,450)	(9,982)
Other, net	2,997	(2,920)
Net cash provided by operating activities	69,296	66,163

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(72,269)	(21,215)
Purchases of property and equipment	(15,133)	(10,191)
Purchases of investments	(32,260)	(39,842)
Maturities and sales of investments	60,942	15,479
Cash paid for capitalized software development costs	(1,338)	(2,136)
Change in restricted cash and bank time deposits, including long-term portion, and other investing activities, net	2,720	15,141
Net cash used in investing activities	(57,338)	(42,764)

Cash flows from financing activities:
Repayments of borrowings and other financing obligations	(371)	(212)
Proceeds from exercises of stock options	1	229
Purchases of treasury stock	(17,162)	—
Payments of contingent consideration for business combinations (financing portion)	(3,231)	(2,856)
Other financing activities	(849)	(239)
Net cash used in financing activities	(21,612)	(3,078)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,335)	794
Net (decrease) increase in cash and cash equivalents	(11,989)	21,115
Cash and cash equivalents, beginning of period	352,105	285,072
Cash and cash equivalents, end of period	$340,116	$306,187

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") for the year ended January 31, 2016. The condensed consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the periods ended July 31, 2016 and 2015, and the condensed consolidated balance sheet as of July 31, 2016, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2016 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2016. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2016. The results for interim periods are not necessarily indicative of a full year’s results.

Reclassification Within Condensed Consolidated Statements of Cash Flows

Certain amounts within the presentation of net cash provided by operating activities in our condensed consolidated statement of cash flows for the six months ended July 31, 2015 have been reclassified to conform to the current period's presentation. These reclassifications had no effect on net cash provided by operating activities.

Correction of Immaterial Overstatement of Prior Period Expenses

During the three months ended October 31, 2015, we identified an overstatement of stock-based compensation expense for the three and six months ended July 31, 2015, as reported in our previously issued condensed consolidated financial statements as of and for the three and six months ended July 31, 2015. We assessed the materiality of the misstatement, in accordance with guidance provided in SEC Staff Accounting Bulletin No. 99, and concluded that the misstatement was not material to the condensed consolidated financial statements as of and for the three and six months ended July 31, 2015.  Nonetheless, the accompanying condensed consolidated financial statements as of and for the three and six months ended July 31, 2016 and 2015 reflect the impact of our retroactive correction of this immaterial misstatement in our operating results for the three and six months ended July 31, 2015.

The impacts of the immaterial misstatement correction on the condensed consolidated statements of operations for the three and six months ended July 31, 2015 consisted of decreases in cost of product revenue, cost of service and support revenue, research and development, net, and selling, general and administrative expenses, of $0.1 million, $0.6 million, $0.8 million, and $3.2 million, respectively, in each period.  As a result, both periods’ loss before benefit for income taxes decreased by $4.7 million, and, after the impact of income taxes, both periods’ net loss and net loss attributable to Verint Systems Inc. decreased by $4.1 million. Basic and diluted net loss per share attributable to Verint Systems Inc. decreased by $0.07 in both periods, and our comprehensive income increased by $4.1 million in both periods. There was no impact to our cash flows.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Verint Systems Inc., our wholly owned or otherwise controlled subsidiaries, and a joint venture in which we hold a 50% equity interest.  The joint venture is a variable interest entity in which we are the primary beneficiary. The noncontrolling interest in this joint venture is reflected within stockholders’ equity on our condensed consolidated balance sheet, but separately from our equity. We have two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interest. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within other liabilities and do not recognize noncontrolling interests in these subsidiaries.

We include the results of operations of acquired companies from the date of acquisition. All significant intercompany transactions and balances are eliminated.

Investments in companies in which we have less than a 20% ownership interest and can not exercise significant influence are accounted for at cost.

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

Significant Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2016. There were no material changes to our significant accounting policies during the six months ended July 31, 2016.

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Effective

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326). This new standard changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The new standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), which amends the accounting for stock-based compensation and requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than stockholders' equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. ASU No. 2016-09 is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements.

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

The following table summarizes the calculation of basic and diluted net loss per common share attributable to Verint Systems Inc. for the three and six months ended July 31, 2016 and 2015:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net loss	$(11,078)	$(5,760)	$(27,271)	$(5,029)
Net income attributable to noncontrolling interest	627	1,325	1,890	2,472
Net loss attributable to Verint Systems Inc.	$(11,705)	$(7,085)	$(29,161)	$(7,501)
Weighted-average shares outstanding:
Basic	62,668	61,733	62,463	61,392
Dilutive effect of employee equity award plans	—	—	—	—
Dilutive effect of 1.50% convertible senior notes	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Diluted	62,668	61,733	62,463	61,392
Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.19)	$(0.11)	$(0.47)	$(0.12)
Diluted	$(0.19)	$(0.11)	$(0.47)	$(0.12)

We excluded the following weighted-average potential common shares from the calculations of diluted net loss per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2016	2015	2016	2015
Common shares excluded from calculation:
Stock options and restricted stock-based awards	1,035	1,482	1,276	1,925
1.50% convertible senior notes	6,205	6,205	6,205	6,205
Warrants	6,205	6,205	6,205	6,205

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

3. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of July 31, 2016 and January 31, 2016:

	July 31, 2016
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$339,956	$—	$—	$339,956
Money market funds	160	—	—	160
Total cash and cash equivalents	$340,116	$—	$—	$340,116

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$17,981	$—	$—	$17,981
Bank time deposits	9,356	—	—	9,356
Total short-term investments	$27,337	$—	$—	$27,337

	January 31, 2016
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$334,938	$—	$—	$334,938
Money market funds	12,137	—	—	12,137
Commercial paper and corporate debt securities	5,054	—	(24)	5,030
Total cash and cash equivalents	$352,129	$—	$(24)	$352,105

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$53,018	$—	$(86)	$52,932
Bank time deposits	3,050	—	—	3,050
Total short-term investments	$56,068	$—	$(86)	$55,982

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

As of July 31, 2016 and January 31, 2016, all of our available-for-sale investments had contractual maturities of less than one year. Gains and losses on sales of available-for-sale securities during the three months ended July 31, 2016 and 2015 were not significant.

During the six months ended July 31, 2016 and 2015, proceeds from maturities and sales of available-for-sale securities were $60.9 million and $15.5 million, respectively.

None of our available-for-sale securities had unrealized gains or losses at July 31, 2016.

4.	BUSINESS COMBINATIONS

Six Months Ended July 31, 2016

Contact Solutions, LLC

On February 19, 2016, we completed the acquisition of Contact Solutions, LLC ("Contact Solutions"), a provider of real-time, contextual self-service solutions, based in Reston, Virginia. The purchase price consisted of $66.9 million of cash paid at closing, and a $2.5 million post-closing purchase price adjustment based upon a determination of Contact Solutions' acquisition-date working capital, which was paid during the three months ended July 31, 2016. The cash paid at closing was funded with cash on hand.

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

The purchase price for Contact Solutions was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired were determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management.

The purchase price allocation for Contact Solutions has been prepared on a preliminary basis and changes to the allocation may occur as additional information becomes available during the measurement period (up to one year from the acquisition date). Fair values still under review include values assigned to identifiable intangible assets and certain pre-acquisition loss contingencies.

Among the factors contributing to the recognition of goodwill as a component of the Contact Solutions purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. This goodwill has been assigned to our Enterprise Intelligence segment and is deductible for income tax purposes.

Transaction and related costs directly related to the acquisition of Contact Solutions, consisting primarily of professional fees and integration expenses, were $0.3 million and $0.6 million for the three and six months ended July 31, 2016, and were expensed as incurred and are included in selling, general and administrative expenses.

Revenue and income (loss) before provision for income taxes attributable to Contact Solutions included in our condensed consolidated statement of operations for the three and six months ended July 31, 2016 were not significant.

The following table sets forth the components and the allocation of the purchase price for our acquisition of Contact Solutions.

(in thousands)	Amount
Components of Purchase Price:
Cash paid at closing	$66,915
Other purchase price adjustments	2,518
Total purchase price	$69,433

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$8,102
Other current assets, including cash acquired	2,392
Property and equipment, net	7,007
Other assets	1,904
Current and other liabilities	(4,943)
Deferred revenue - current and long-term	(642)
Net tangible assets	13,820
Identifiable intangible assets:
Customer relationships	18,000
Developed technology	13,100
Trademarks and trade names	2,400
Total identifiable intangible assets	33,500
Goodwill	22,113
Total purchase price allocation	$69,433

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

Other Business Combination

During the six months ended July 31, 2016, we completed a transaction that qualified as a business combination in our Enterprise Intelligence segment. This business combination was not material to our condensed consolidated financial statements.

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

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions were insignificant for the three and six months ended July 31, 2016, and $0.3 million and $0.8 million for the three and six months ended July 31, 2015, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.
The purchase price allocation for the business combination completed on August 11, 2015 has been prepared on a preliminary basis and changes to this allocation may occur as additional information becomes available during the measurement period (up to one year from the acquisition date). Fair values still under review include values assigned to identifiable intangible assets, deferred income taxes and reserves for uncertain income tax positions. The purchase price allocations for the other business combinations completed during the year ended January 31, 2016 are final.

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

In connection with an immaterial business combination that closed during the six months ended July 31, 2016, we recorded a contingent consideration obligation with a fair value of $7.7 million.

For the three and six months ended July 31, 2016, we recorded $1.8 million and $2.6 million respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. For the three and six months ended July 31, 2015, we recorded $0.8 million and $0.9 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair value of the remaining contingent consideration obligations associated with business combinations was $29.3 million at July 31, 2016, of which $9.5 million was recorded within accrued expenses and other current liabilities, and $19.9 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $0.4 million and $3.3 million for the three and six months ended July 31, 2016, respectively and $0.9 million and $3.0 million for the three and six months ended July 31, 2015, respectively.

5.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of July 31, 2016 and January 31, 2016:

	July 31, 2016
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, with finite lives:
Customer relationships	$386,588	$(227,826)	$158,762
Acquired technology	219,925	(148,809)	71,116
Trade names	21,240	(12,931)	8,309
Non-competition agreements	3,047	(2,318)	729
Distribution network	4,440	(3,996)	444
Total intangible assets with finite lives	635,240	(395,880)	239,360
In-process research and development, with indefinite lives	1,100	—	1,100
Total intangible assets	$636,340	$(395,880)	$240,460

	January 31, 2016
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, with finite lives:
Customer relationships	$371,722	$(211,824)	$159,898
Acquired technology	211,388	(134,391)	76,997
Trade names	18,457	(11,570)	6,887
Non-competition agreements	3,047	(2,137)	910
Distribution network	4,440	(3,550)	890
Total intangible assets with finite lives	609,054	(363,472)	245,582
In-process research and development, with indefinite lives	1,100	—	1,100
Total intangible assets	$610,154	$(363,472)	$246,682

The following table presents net acquisition-related intangible assets by reportable segment as of July 31, 2016 and January 31, 2016:

	July 31,	January 31,
(in thousands)	2016	2016
Enterprise Intelligence	$203,822	$201,503
Cyber Intelligence	36,423	44,802
Video Intelligence	215	377
Total	$240,460	$246,682

Total amortization expense recorded for acquisition-related intangible assets was $20.6 million and $41.1 million for the three and six months ended July 31, 2016, respectively, and $20.6 million and $39.3 million for the three and six months ended July 31, 2015, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2017 (remainder of year)	$39,919
2018	63,017
2019	35,750
2020	26,284
2021	20,259
2022 and thereafter	54,131
Total	$239,360

During the three months ended July 31, 2015, we recorded a $2.3 million impairment of an acquired technology asset, which is included within cost of product revenue. No other impairments of acquired intangible assets were recorded during the six months ended July 31, 2016 and 2015.

Goodwill activity for the six months ended July 31, 2016, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Enterprise Intelligence	Cyber Intelligence	Video Intelligence
Year Ended January 31, 2016:
Goodwill, gross, at January 31, 2016	$1,274,041	$1,079,746	$120,719	$73,576
Accumulated impairment losses through January 31, 2016	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at January 31, 2016	1,207,176	1,048,955	120,719	37,502
Business combinations	30,725	30,725	—	—
Foreign currency translation and other	(19,202)	(20,347)	749	396
Goodwill, net, at July 31, 2016	$1,218,699	$1,059,333	$121,468	$37,898

Balance at July 31, 2016:
Goodwill, gross, at July 31, 2016	$1,285,564	$1,090,124	$121,468	$73,972
Accumulated impairment losses through July 31, 2016	(66,865)	(30,791)	—	(36,074)
Goodwill, net, at July 31, 2016	$1,218,699	$1,059,333	$121,468	$37,898

No events or circumstances indicating the potential for goodwill impairment were identified during the six months ended July 31, 2016.

6.	LONG-TERM DEBT

The following table summarizes our long-term debt at July 31, 2016 and January 31, 2016:

	July 31,	January 31,
(in thousands)	2016	2016

1.50% Convertible Senior Notes	$400,000	$400,000
February 2014 Term Loans	130,729	130,729
March 2014 Term Loans	280,413	280,413
Other debt	979	—
Less: Unamortized debt discounts and issuance costs	(67,021)	(73,055)
Total debt	745,100	738,087
Less: current maturities	5,186	2,104
Long-term debt	$739,914	$735,983

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

As of July 31, 2016, the Notes were not convertible.

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

Issuance costs attributable to the debt component of the Notes were netted against long-term debt and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at July 31, 2016.

As of July 31, 2016, the carrying value of the debt component was $335.8 million, which is net of unamortized debt discount and issuance costs of $58.7 million and $5.5 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% at July 31, 2016.

Based on the closing market price of our common stock on July 31, 2016, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of July 31, 2016, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of July 31, 2016, no Warrants had been exercised and all Warrants remained outstanding.

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
As of July 31, 2016 and January 31, 2016, the interest rate on both the February 2014 Term Loans and the March 2014 Term Loans was 3.50%. Taking into account the impact of original issuance discounts, if any, and related deferred debt issuance costs, the effective interest rates on the February 2014 Term Loans and March 2014 Term Loans were approximately 4.03% and 3.58%, respectively, at July 31, 2016.
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
Future Principal Payments on Term Loans

As of July 31, 2016, future scheduled principal payments on the February 2014 Term Loans and March 2014 Term Loans are presented in the following table:

(in thousands)	February 2014	March 2014
Years Ending January 31,	Term Loans	Term Loans
2017 (remainder of year)	$669	$1,434
2018	1,337	2,869
2019	1,337	2,869
2020	127,386	273,241
Total	$130,729	$280,413
Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our Credit Agreement for the three and six months ended July 31, 2016 and 2015:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2016	2015	2016	2015
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$1,500	$1,500	$3,000	$3,000
Amortization of debt discount	2,649	2,514	5,264	4,995
Amortization of deferred debt issuance costs	250	237	497	471
Total Interest Expense - 1.50% Convertible Senior Notes	$4,399	$4,251	$8,761	$8,466

Borrowings under Credit Agreement:
Interest expense at contractual rates	$3,677	$3,677	$7,274	$7,235
Amortization of debt discounts	15	14	29	28
Amortization of deferred debt issuance costs	555	562	1,096	1,069
Total Interest Expense - Borrowings under Credit Agreement	$4,247	$4,253	$8,399	$8,332

7.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of July 31, 2016 and January 31, 2016:

	July 31,	January 31,
(in thousands)	2016	2016
Raw materials	$9,632	$7,177
Work-in-process	8,234	6,668
Finished goods	3,203	4,467
Total inventories	$21,069	$18,312

Condensed Consolidated Statements of Operations

Other expense, net consisted of the following for the three and six months ended July 31, 2016 and 2015:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2016	2015	2016	2015
Foreign currency (losses) gains, net	$(1,903)	$(3,361)	$4,022	$(2,916)
(Losses) gains on derivative financial instruments, net	(404)	142	(1,963)	274
Other, net	(3,051)	(532)	(3,598)	(898)
Total other expense, net	$(5,358)	$(3,751)	$(1,539)	$(3,540)

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the six months ended July 31, 2016 and 2015:

	Six Months Ended July 31,
(in thousands)	2016	2015
Cash paid for interest	$10,315	$10,189
Cash payments of income taxes, net	$20,208	$7,967
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$3,738	$4,179
Inventory transfers to property and equipment	$93	$1,031
Liabilities for contingent consideration in business combinations	$7,700	$16,238

8.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the six months ended July 31, 2016 and 2015. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

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

During the six months ended July 31, 2016, we acquired 500,000 shares of treasury stock at a cost of $17.2 million, under the aforementioned share repurchase program. We did not acquire any shares of treasury stock during the six months ended July 31, 2015.

At July 31, 2016, we held approximately 848,000 shares of treasury stock with a cost of $27.4 million. At January 31, 2016, we held approximately 348,000 shares of treasury stock with a cost of $10.3 million.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the six months ended July 31, 2016:

(in thousands)	Unrealized (Losses) Gains on Foreign Exchange Contracts Designated as Hedges	Unrealized Loss on Interest Rate Swap Designated as Hedge	Unrealized (Losses) Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive loss at January 31, 2016	$(1,871)	$—	$(110)	$(114,213)	$(116,194)
Other comprehensive income (loss) before reclassifications	2,640	(1,624)	110	(23,568)	(22,442)
Gains reclassified out of accumulated other comprehensive income (loss)	186	—	—	—	186
Net other comprehensive income (loss), current period	2,454	(1,624)	110	(23,568)	(22,628)
Accumulated other comprehensive income (loss) at July 31, 2016	$583	$(1,624)	$—	$(137,781)	$(138,822)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statement of operations, with presentation location, for the three and six months ended July 31, 2016 and 2015 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2016	2015	2016	2015	Location
Unrealized (losses) gains on derivative financial instruments:
Foreign currency forward contracts	$(35)	$(252)	$22	$(541)	Cost of product revenue
	(36)	(232)	7	(486)	Cost of service and support revenue
	(209)	(1,624)	125	(3,429)	Research and development, net
	(120)	(764)	52	(1,609)	Selling, general and administrative
	(400)	(2,872)	206	(6,065)	Total, before income taxes
	41	322	(20)	685	Benefit (provision) for income taxes
	$(359)	$(2,550)	$186	$(5,380)	Total, net of income taxes

9.	INCOME TAXES

Our interim provision for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended July 31, 2016, we recorded an income tax provision of $1.1 million on a pre-tax loss of $10.0 million, which represented a negative effective income tax rate of 10.6%. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. Our pre-tax income in profitable jurisdictions, where we record income tax provisions, was lower than the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record income tax benefits.

For the three months ended July 31, 2015, we recorded an income tax provision of $2.6 million on pre-tax loss of $3.1 million, which represented a negative effective income tax rate of 83.5%. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. Our pre-tax income in profitable jurisdictions, where we record tax provisions, was lower than the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record income tax benefits.

For the six months ended July 31, 2016, we recorded an income tax provision of $1.4 million on a pre-tax loss of $25.9 million, which represented a negative effective income tax rate of 5.4%. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. Our pre-tax income in profitable jurisdictions, where we record income tax provisions, was significantly lower than the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record income tax benefits.

For the six months ended July 31, 2015, we recorded an income tax provision of $3.6 million on a pre-tax loss of $1.5 million, which represented a negative effective income tax rate of 244.2%. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. In addition, following the receipt of a tax ruling in a foreign jurisdiction, we reorganized certain operations within the foreign jurisdiction, resulting in a discrete income tax benefit of $3.0 million. Our pre-tax income in profitable jurisdictions, where we record income tax provisions, was slightly lower than the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record income tax benefits.

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

We had unrecognized income tax benefits of $146.1 million and $142.3 million (excluding interest and penalties) as of July 31, 2016 and January 31, 2016, respectively. The accrued liability for interest and penalties was $3.5 million and $3.3 million at July 31, 2016 and January 31, 2016, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of July 31, 2016 and January 31, 2016, the total amount of unrecognized income tax benefits that, if recognized, would impact our effective income tax rate were approximately $140.6 million and $136.6 million, respectively. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at July 31, 2016 could decrease by approximately $3.2 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

10.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of July 31, 2016 and January 31, 2016:

	July 31, 2016
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$160	$—	$—
Commercial paper and corporate debt securities, classified as cash and cash equivalents	—	9,356	—
Short-term investments, classified as available-for-sale	—	17,981	—
Foreign currency forward contracts	—	1,105	—
Total assets	$160	$28,442	$—
Liabilities:
Foreign currency forward contracts	$—	$2,505	$—
Interest rate swap agreement	—	1,624	—
Contingent consideration - business combinations	—	—	29,332
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,284
Total liabilities	$—	$4,129	$32,616

	January 31, 2016
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$12,137	$—	$—
Commercial paper and corporate debt securities, classified as cash and cash equivalents	—	5,030	—
Short-term investments, classified as available-for-sale	—	52,932	—
Foreign currency forward contracts	—	113	—
Total assets	$12,137	$58,075	$—
Liabilities:
Foreign currency forward contracts	$—	$2,377	$—
Contingent consideration - business combinations	—	—	22,391
Total liabilities	$—	$2,377	$22,391

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended July 31, 2016 and 2015:

	Six Months Ended July 31,
(in thousands)	2016	2015
Fair value measurement at beginning of period	$22,391	$14,507
Contingent consideration liabilities recorded for business combinations	7,700	16,238
Changes in fair values, recorded in operating expenses	2,554	878
Payments of contingent consideration	(3,313)	(3,008)
Foreign currency translation and other	—	(9)
Fair value measurement at end of period	$29,332	$28,606

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

During the six months ended July 31, 2016, we acquired two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interests. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within other liabilities and do not recognize noncontrolling interests in these subsidiaries. The following table presents the change in the estimated fair value of this liability, which is measured using significant unobservable inputs (Level 3), for the six months ended July 31, 2016:

(in thousands)	Six Months Ended July 31, 2016
Fair value measurement at beginning of period	$—
Acquisition of option to acquire noncontrolling interests of consolidated subsidiaries	3,134
Change in fair value, recorded in operating expenses	150
Fair value measurement at end of period	$3,284

There were no transfers between levels of the fair value measurement hierarchy during the six months ended July 31, 2016 and 2015.

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 2.5% to 41.7% in our calculations of the estimated fair values of our contingent consideration liabilities as of July 31, 2016. We utilized discount rates ranging from 3.0% to 41.7% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2016.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option is determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasure the fair value of the option at each reporting period, and any changes in fair value are recorded within selling, general, and administrative expenses. We utilized a discount rate of 15.0% in our calculation of the estimated fair value of the option as of July 31, 2016.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $412 million and $411 million at July 31, 2016 and January 31, 2016, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices provided to us as at each of July 31, 2016 and January 31, 2016 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders. We had no revolving credit borrowings at July 31, 2016 and January 31, 2016.

The estimated fair values of our Notes were approximately $377 million and $367 million at July 31, 2016 and January 31, 2016, respectively. The estimated fair values of the Notes are determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

We held outstanding foreign currency forward contracts with notional amounts of $152.8 million and $136.4 million as of July 31, 2016 and January 31, 2016, respectively.

Interest Rate Swap Agreement

During the six months ended July 31, 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our term loans, under which we will pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million. The effective date of the agreement is November 1, 2016, and settlements with the counterparty will occur on a quarterly basis, beginning on February 1, 2017. The agreement will terminate on September 6, 2019. Assuming that we elect three-month LIBOR at the term loans' interest rate reset dates, beginning on November 1, 2016 and throughout the term of the interest rate swap agreement, the annual interest rate on $200.0 million of our term loans will be fixed at 4.143% during that period.

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

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of July 31, 2016 and January 31, 2016 were as follows:

		Fair Value at
		July 31,	January 31,
(in thousands)	Balance Sheet Classification	2016	2016
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$1,105	$—
Not designated as hedging instruments	Prepaid expenses and other current assets	—	113
Total derivative assets		$1,105	$113

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$407	$2,108
Not designated as hedging instruments	Accrued expenses and other current liabilities	1,866	239
	Other liabilities	231	30
Interest rate swap agreement, designated as a cash flow hedge	Accrued expenses and other current liabilities	579	—
	Other liabilities	1,045	—
Total derivative liabilities		$4,128	$2,377

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss ("AOCL") and on the condensed consolidated statements of operations for the three and six months ended July 31, 2016 and 2015 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2016	2015	2016	2015
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$(2,410)	$2,131	$2,984	$3,964
Interest rate swap agreement	(1,195)	—	(1,624)	—
	$(3,605)	$2,131	$1,360	$3,964

Net (losses) gains reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$(400)	$(2,872)	$206	$(6,065)

For information regarding the line item locations of the net (losses) gains on foreign currency forward contracts reclassified out of AOCL into the condensed consolidated condensed statements of operations, see Note 8, "Stockholders' Equity".

There were no gains or losses from ineffectiveness of these cash flow hedges recorded for the three and six months ended July 31, 2016 and 2015. All of the foreign currency forward contracts underlying the $0.6 million of net unrealized gains recorded in our accumulated other comprehensive loss at July 31, 2016 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

(Losses) gains recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and six months ended July 31, 2016 and 2015 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)		2016	2015	2016	2015
Foreign currency forward contracts	Other (expense) income, net	$(404)	$142	$(1,963)	$274

12.	STOCK-BASED COMPENSATION

Correction of Immaterial Overstatement of Expenses

Please refer to Note 1, "Basis of Presentation and Significant Accounting Policies" for information regarding the correction of an immaterial overstatement of stock-based compensation expense as reported in our previously issued condensed consolidated financial statements as of and for the three and six months ended July 31, 2015.

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and six months ended July 31, 2016 and 2015:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2016	2015	2016	2015
Cost of revenue - product	$399	$484	$512	$620
Cost of revenue - service and support	1,863	1,802	3,254	2,262
Research and development, net	3,146	2,599	4,608	3,862
Selling, general and administrative	10,980	14,098	23,354	27,089
Total stock-based compensation expense	$16,388	$18,983	$31,728	$33,833

The following table summarizes stock-based compensation expense by type of award for the three and six months ended July 31, 2016, and 2015:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2016	2015	2016	2015
Restricted stock units and restricted stock awards	$14,523	$16,484	$28,489	$29,584
Stock bonus program and bonus share program	1,804	2,427	3,149	4,118
Total equity-settled awards	16,327	18,911	31,638	33,702
Phantom stock units (cash-settled awards)	61	72	90	131
Total stock-based compensation expense	$16,388	$18,983	$31,728	$33,833

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

The following table summarizes restricted stock unit activity and related information for the six months ended July 31, 2016:

(in thousands, except per share data)	Number of RSUs	Weighted-Average Grant Date Fair Value
RSUs outstanding, January 31, 2016	2,649	$54.57
RSUs granted	1,804	$35.29
RSUs released	(1,372)	$47.81
RSUs forfeited	(188)	$56.35
RSUs outstanding, July 31, 2016	2,893	$45.72

Our restricted stock unit awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of July 31, 2016, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards.

With respect to our stock bonus program, activity presented in the table above only includes shares earned and released in consideration of the discount provided under that program. Consistent with the provisions of the plan under which such shares are issued, other shares issued under the stock bonus program are not included in the table above because they do not reduce available plan capacity (since such shares are deemed to be purchased by the grantee at fair value in lieu of receiving a cash bonus). Activity presented in the table above includes all shares awarded and released under the bonus share program. Further details appear below under "Stock Bonus Program" and "Bonus Share Program".

As of July 31, 2016, there was approximately $100.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years. The unrecognized compensation expense does not include compensation expense related to shares for which a grant date has been established but the requisite service period has not begun.

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

For the year ending January 31, 2017, our board of directors approved up to 125,000 shares of common stock for awards under the program and a discount of 15%.

The following table summarizes activity under the stock bonus program during the six months ended July 31, 2016 and 2015:

	Six Months Ended July 31,
(in thousands)	2016	2015
Shares in lieu of cash bonus - granted and released	25	43
Shares in respect of discount:
Granted	—	7
Released	2	5

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

For bonuses in respect of the year ended January 31, 2016, the board of directors approved the use of up to 75,000 shares of common stock, plus any shares not used under the stock bonus program in respect of the year ended January 31, 2016, for awards under this program (not to exceed 200,000 shares in aggregate between the two programs). During the three months ended July 31, 2016, approximately 171,000 shares of common stock were awarded and released under the bonus share program in respect of the year ended January 31, 2016.

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

The combined accrued liabilities for the stock bonus program and the bonus share program were $2.8 million and $6.6 million at July 31, 2016 and January 31, 2016, respectively.

13.	COMMITMENTS AND CONTINGENCIES

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, for the six months ended July 31, 2016 and 2015:

	Six Months Ended July 31,
(in thousands)	2016	2015
Warranty liability at beginning of period	$826	$633
Provision charged to expenses	481	105
Warranty charges	(350)	—
Foreign currency translation and other	2	(2)
Warranty liability at end of period	$959	$736

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

Prior to the consummation of the Comverse share distribution, CTI either sold or transferred substantially all of its business operations and assets (other than its equity ownership interests in us and Comverse) to Comverse or unaffiliated third parties. On October 31, 2012, CTI completed the Comverse share distribution, in which it distributed all of the outstanding shares of common stock of Comverse to CTI's shareholders. As a result of the Comverse share distribution, Comverse became an independent public company and ceased to be a wholly owned subsidiary of CTI, and CTI ceased to have any material assets other than its equity interest in us. On September 9, 2015, Comverse changed its name to Xura, Inc. ("Xura"), and on August 19, 2016, Xura was taken private by affiliates of Siris Capital Group, LLC.

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

Following an unsuccessful mediation process, the proceeding before the District Court resumed. On August 28, 2016, the District Court (i) denied plaintiffs’ motion to certify the suit as a class action with respect to all claims relating to Verint stock options and (ii) approved the plaintiffs’ motion to certify the suit as a class action with respect to claims of current or former employees of Comverse Limited (now Xura) or VSL who held unexercised CTI stock options at the time CTI suspended option exercises as a result of its previous extended filing delay period. The court also ruled that the merits of the case and any calculation of damages would be evaluated under New York law. The plaintiffs have 45 days from September 6, 2016 to appeal the portions of the plaintiffs’ motion denied by the court.

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

Our Actionable Intelligence solutions help organizations address three important challenges: Customer Engagement Optimization; Security Intelligence; and Fraud, Risk, and Compliance. Through July 31, 2016, we conducted our business in three operating segments—Enterprise Intelligence Solutions ("Enterprise Intelligence"), Cyber Intelligence Solutions ("Cyber Intelligence"), and Video and Situation Intelligence Solutions ("Video Intelligence"), through which we aligned our resources and domain expertise to effectively address Actionable Intelligence market opportunities. Our Enterprise Intelligence solutions serve the Customer Engagement market, while our Cyber Intelligence solutions and Video Intelligence solutions serve the Security Intelligence market. Solutions from all three operating segments serve the Fraud, Risk, and Compliance market.

In August 2016, we changed our operating segments, further details of which appear below under "Change in Operating Segments".

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

Operating results by segment for the three and six months ended July 31, 2016 and 2015 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2016	2015	2016	2015
Revenue:
Enterprise Intelligence
Segment revenue	$166,401	$160,185	$321,898	$307,582
Revenue adjustments	(2,018)	(628)	(5,507)	(1,309)
	164,383	159,557	316,391	306,273
Cyber Intelligence
Segment revenue	74,948	107,286	142,141	198,877
Revenue adjustments	(211)	(589)	(276)	(729)
	74,737	106,697	141,865	198,148
Video Intelligence
Segment revenue	22,801	29,628	49,089	60,997
Revenue adjustments	—	—	—	—
	22,801	29,628	49,089	60,997
Total revenue	$261,921	$295,882	$507,345	$565,418

Segment contribution:
Enterprise Intelligence	$62,091	$56,465	$114,411	$107,324
Cyber Intelligence	19,093	34,100	30,172	64,407
Video Intelligence	4,427	7,891	11,710	18,086
Total segment contribution	85,611	98,456	156,293	189,817

Unallocated expenses, net:
Amortization of acquired intangible assets	20,600	20,589	41,046	39,306
Stock-based compensation	16,388	18,983	31,728	33,833
Other unallocated expenses	44,874	50,174	91,061	98,358
Total unallocated expenses, net	81,862	89,746	163,835	171,497
Operating income (loss)	3,749	8,710	(7,542)	18,320
Other expense, net	(13,769)	(11,849)	(18,341)	(19,781)
Loss before provision for income taxes	$(10,020)	$(3,139)	$(25,883)	$(1,461)

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

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  There were no material changes in the allocation of goodwill and acquired intangible assets by operating segment during the three months ended July 31, 2016 and 2015.  The allocations of goodwill and acquired intangible assets by operating segment appear in Note 5, "Intangible Assets and Goodwill".

Change in Operating Segments

As noted above, through July 31, 2016, we were organized and had reported our operating results in three operating segments: Enterprise Intelligence, Video Intelligence, and Cyber Intelligence. In August 2016, we reorganized into two businesses and, beginning for the three and nine months ending October 31, 2016, we will report our results in two operating segments, Customer Engagement Solutions ("Customer Engagement") and Cyber Intelligence Solutions ("Cyber Intelligence").

Over time, our Video Intelligence business has evolved to focus on two use cases: the first is fraud mitigation and loss prevention, and the second is situational intelligence and incident response. The fraud and loss prevention use case is applicable to our banking and retail customers, while the situational intelligence and incident response use case is applicable to other verticals, including our public sector and campus customers. As part of this evolution, in August 2016, we separated our Video Intelligence team to create better vertical market alignment and growth opportunities. We transitioned the banking and retail portion of the Video Intelligence team into our Enterprise Intelligence segment, aligning it with our large banking and retail customer presence in our Enterprise Intelligence segment. This combined segment has been named Customer Engagement Solutions. We transitioned the situational intelligence portion of the Video Intelligence team into our Cyber Intelligence segment, reflecting this business’s focus on security and public safety. We believe this change creates two strong businesses of scale, well positioned for growth in their respective markets, with dedicated management teams, unique product portfolios, and domain expertise, and aligns with the manner in which, beginning for the three and nine months ending October 31, 2016, our CODM will receive and use financial information to allocate resources and evaluate the performance of our Customer Engagement and Cyber Intelligence businesses.

This change in segment reporting will begin with our condensed consolidated financial statements as of and for the three and nine months ending October 31, 2016. Comparative segment financial information provided for prior periods will be recast to conform to this revised segment structure. Identifiable intangible assets and goodwill previously allocated to the Video Intelligence segment will be reallocated to the Customer Engagement and Cyber Intelligence segments.

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

Through July 31, 2016, we conducted our business in three operating segments—Enterprise Intelligence Solutions ("Enterprise Intelligence"), Cyber Intelligence Solutions ("Cyber Intelligence"), and Video and Situation Intelligence Solutions ("Video

Intelligence"), through which we aligned our resources and domain expertise to effectively address Actionable Intelligence market opportunities. Our Enterprise Intelligence solutions serve the Customer Engagement market, while our Cyber Intelligence solutions and Video Intelligence solutions serve the Security Intelligence market. Solutions from all three operating segments serve the Fraud, Risk, and Compliance market.

In August 2016, we reorganized into two businesses, and beginning for the three and nine months ending October 31, 2016, we will report our results in two operating segments, Customer Engagement Solutions ("Customer Engagement") and Cyber Intelligence Solutions ("Cyber Intelligence").

Over time, our Video Intelligence business has evolved to focus on two use cases: the first is fraud mitigation and loss prevention, and the second is situational intelligence and incident response. The fraud and loss prevention use case is applicable to our banking and retail customers, while the situational intelligence and incident response use case is applicable to other verticals, including our public sector and campus customers. As part of this evolution, in August 2016, we separated our Video Intelligence team to create better vertical market alignment and growth opportunities. We transitioned the banking and retail portion of the Video Intelligence team into our Enterprise Intelligence segment, aligning it with our large banking and retail customer presence in our Enterprise Intelligence segment. This combined segment has been named Customer Engagement Solutions. We transitioned the situational intelligence portion of the Video Intelligence team into our Cyber Intelligence segment, reflecting this business’s focus on security and public safety. We believe this change creates two strong businesses of scale, well positioned for growth in their respective markets, with dedicated management teams, unique product portfolios, and domain expertise, and aligns with the manner in which, beginning for the three and nine months ending October 31, 2016, our CODM will receive and use financial information to allocate resources and evaluate the performance of our Customer Engagement and Cyber Intelligence businesses.

This change in segment reporting will begin with our condensed consolidated financial statements as of and for the three and nine months ending October 31, 2016. Comparative segment financial information provided for prior periods will be recast to conform to this revised segment structure.

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

There were no significant changes to our critical accounting policies and estimates during the six months ended July 31, 2016.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and six months ended July 31, 2016 and 2015:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue	$261,921	$295,882	$507,345	$565,418
Operating income (loss)	$3,749	$8,710	$(7,542)	$18,320
Net loss attributable to Verint Systems Inc.	$(11,705)	$(7,085)	$(29,161)	$(7,501)
Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.19)	$(0.11)	$(0.47)	$(0.12)
Diluted	$(0.19)	$(0.11)	$(0.47)	$(0.12)

Three Months Ended July 31, 2016 compared to Three Months Ended July 31, 2015. Our revenue decreased approximately $34.0 million, or 11%, to $261.9 million in the three months ended July 31, 2016 from $295.9 million in the three months ended July 31, 2015. The decrease consisted of a $31.3 million decrease in product revenue and a $2.6 million decrease in service and support revenue.  In our Cyber Intelligence segment, revenue decreased approximately $32.0 million, or 30%, from $106.7 million in the three months ended July 31, 2015 to $74.7 million in the three months ended July 31, 2016.  The decrease consisted of a $22.1 million decrease in product revenue and a $9.9 million decrease in service and support revenue. In our Video Intelligence segment, revenue decreased approximately $6.8 million, or 23%, from $29.6 million in the three months ended July 31, 2015 to $22.8 million in the three months ended July 31, 2016.  In our Enterprise Intelligence segment, revenue increased $4.8 million, or approximately 3%, from $159.6 million in the three months ended July 31, 2015 to $164.4 million in the three months ended July 31, 2016.  For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, in Europe, the Middle East and Africa ("EMEA"), and in the Asia-Pacific ("APAC") regions represented approximately 53%, 31%, and 16% of our total revenue, respectively, in the three months ended July 31, 2016, compared to approximately 51%, 33%, and 16%, respectively, in the three months ended July 31, 2015. Further details of changes in revenue are provided below.

We reported operating income of $3.7 million in the three months ended July 31, 2016 compared to operating income of $8.7 million in the three months ended July 31, 2015.  This decrease in operating income was primarily due to a $17.8 million decrease in gross profit, from $177.3 million to $159.5 million, partially offset by a $12.9 million decrease in operating expenses, from $168.6 million to $155.7 million. The decrease in operating expenses consisted of a $10.7 million decrease in selling, general and administrative expenses and a $3.0 million decrease in net research and development expenses, partially offset by a $0.8 million increase in amortization of other acquired intangible assets. Further details of changes in operating income are provided below. The decrease in gross profit was primarily due to decreased gross profit in our Cyber Intelligence segment, as further described below.

Net loss attributable to Verint Systems Inc. was $11.7 million, and diluted net loss per common share was $0.19, in the three months ended July 31, 2016 compared to net loss attributable to Verint Systems Inc. of $7.1 million, and diluted net loss per common share of $0.11, in the three months ended July 31, 2015.  The increased net loss attributable to Verint Systems Inc. and diluted net loss per common share in the three months ended July 31, 2016 was primarily due to an operating loss during the three months ended July 31, 2016 as described above, and the write-off of a $2.4 million cost-basis investment in our Cyber Intelligence segment, partially offset by a $1.5 million decrease in net foreign currency losses. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the three months ended July 31, 2016 to average exchange rates for the three months ended July 31, 2015, the U.S. dollar strengthened relative to the British pound sterling, Australian dollar, Brazilian real, Singapore dollar, and our hedged Israeli shekel rate, resulting in an overall decrease in our revenue, cost of revenue. and operating expenses on a U.S. dollar-

denominated basis.  For the three months ended July 31, 2016, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended July 31, 2015, our revenue would have been approximately $3.3 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $4.8 million higher, which would have resulted in a $1.5 million decrease in operating income.

Six Months Ended July 31, 2016 compared to Six Months Ended July 31, 2015. Our revenue decreased approximately $58.1 million, or 10%, to $507.3 million in the six months ended July 31, 2016 from $565.4 million in the six months ended July 31, 2015. The decrease consisted of a $58.4 million decrease in product revenue, partially offset by a $0.3 million increase in service and support revenue.  In our Cyber Intelligence segment, revenue decreased approximately $56.2 million, or 28%, from $198.1 million in the six months ended July 31, 2015 to $141.9 million in the six months ended July 31, 2016.  The decrease consisted of a $42.4 million decrease in product revenue and a $13.9 million decrease in service and support revenue. In our Video Intelligence segment, revenue decreased approximately $11.9 million, or 20%, from $61.0 million in the six months ended July 31, 2015 to $49.1 million in the six months ended July 31, 2016.  In our Enterprise Intelligence segment, revenue increased $10.1 million, or approximately 3%, from $306.3 million in the six months ended July 31, 2015 to $316.4 million in the six months ended July 31, 2016.  For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, EMEA, and in the APAC regions represented approximately 54%, 30%, and 16% of our total revenue, respectively, in the six months ended July 31, 2016, compared to approximately 51%, 32%, and 17%, respectively, in the six months ended July 31, 2015. Further details of changes in revenue are provided below.

We reported an operating loss of $7.5 million in the six months ended July 31, 2016 compared to operating income of $18.3 million in the six months ended July 31, 2015.  This decrease in operating income was primarily due to a $39.5 million decrease in gross profit, from $343.7 million to $304.2 million, partially offset by a $13.7 million decrease in operating expenses, from $325.4 million to $311.7 million. The decrease in operating expenses consisted of a $13.4 million decrease in selling, general and administrative expenses and a $1.5 million decrease in research and development expenses, partially offset by a $1.2 million increase in amortization of other acquired intangible assets. Further details of changes in operating income are provided below. The decrease in gross profit was primarily due to decreased gross profit in our Cyber Intelligence segment, as further described below.

Net loss attributable to Verint Systems Inc. was $29.2 million, and diluted net loss per common share was $0.47, in the six months ended July 31, 2016 compared to net loss attributable to Verint Systems Inc. of $7.5 million, and diluted net loss per common share of $0.12, in the six months ended July 31, 2015.  The increased net loss attributable to Verint Systems Inc. and diluted net loss per common share in the six months ended July 31, 2016 was primarily due to an operating loss during the six months ended July 31, 2016 as described above, the write-off of a $2.4 million cost-basis investment in our Cyber Intelligence segment, and a $2.2 million increase in net losses on derivative financial instruments, partially offset by a $6.9 million increase in net foreign currency gains. Further details of these changes are provided below.

When comparing average exchange rates for the six months ended July 31, 2016 to average exchange rates for the six months ended July 31, 2015, the U.S. dollar strengthened relative to the British pound sterling, Australian dollar, Brazilian real, Singapore dollar, and our hedged Israeli shekel rate, resulting in an overall decrease in our revenue, cost of revenue. and operating expenses on a U.S. dollar-denominated basis.  For the six months ended July 31, 2016, had foreign currency exchange rates remained unchanged from rates in effect for the six months ended July 31, 2015, our revenue would have been approximately $5.0 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $9.0 million higher, which would have resulted in a $4.0 million decrease in operating income.

As of July 31, 2016 and 2015, we employed approximately 4,900 professionals, including part-time employees and certain contractors.

Revenue by Operating Segment

The following table sets forth revenue for each of our three operating segments for the three and six months ended July 31, 2016 and 2015:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2016	2015	2016 - 2015	2016	2015	2016 - 2015
Enterprise Intelligence	$164,383	$159,557	3%	$316,391	$306,273	3%
Cyber Intelligence	74,737	106,697	(30)%	141,865	198,148	(28)%
Video Intelligence	22,801	29,628	(23)%	49,089	60,997	(20)%
Total revenue	$261,921	$295,882	(11)%	$507,345	$565,418	(10)%

Enterprise Intelligence Segment

Three Months Ended July 31, 2016 compared to Three Months Ended July 31, 2015. Enterprise Intelligence revenue increased approximately $4.8 million, or 3%, from $159.6 million in the three months ended July 31, 2015 to $164.4 million in the three months ended July 31, 2016.  The increase consisted of a $7.1 million increase in service and support revenue, partially offset by a $2.3 million decrease in product revenue. The increase in Enterprise Intelligence revenue reflects the implementation of our product strategy of expanding our portfolio of Customer Engagement Solutions, through both internal development and acquisitions, and our go-to-market strategy of offering customers the ability to purchase our best-of-breed solutions individually or part of a more comprehensive deployment. We continue to experience a shift in our revenue mix from product revenue to service and support revenue as a result of several factors, including an increase in services associated with customer product upgrades, a higher component of service offerings in our standard arrangements (including licenses sold through cloud deployment), and growth in our customer install base.

Six Months Ended July 31, 2016 compared to Six Months Ended July 31, 2015. Enterprise Intelligence revenue increased approximately $10.1 million, or 3%, from $306.3 million in the six months ended July 31, 2015 to $316.4 million in the six months ended July 31, 2016.  The increase consisted of a $13.7 million increase in service and support revenue, partially offset by a $3.5 million decrease in product revenue. The increase in Enterprise Intelligence revenue reflects the implementation of our product strategy of expanding our portfolio of Customer Engagement Solutions, through both internal development and acquisitions, and our go-to-market strategy of offering customers the ability to purchase our best-of-breed solutions individually or part of a more comprehensive deployment.

Cyber Intelligence Segment

Three Months Ended July 31, 2016 compared to Three Months Ended July 31, 2015. Cyber Intelligence revenue decreased approximately $32.0 million, or 30%, from $106.7 million in the three months ended July 31, 2015 to $74.7 million in the three months ended July 31, 2016.  The decrease consisted of a $22.1 million decrease in product revenue and a $9.8 million decrease in service and support revenue. The decrease in product revenue was primarily due to a decrease in product deliveries and a decrease in progress realized during the current year on projects with revenue recognized using the percentage of completion ("POC") method, some of which commenced in previous fiscal years. The decrease in service and support revenue was primarily attributable to a decrease in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in previous fiscal years, partially offset by an increase in support revenue from new and existing customers.

Six Months Ended July 31, 2016 compared to Six Months Ended July 31, 2015. Cyber Intelligence revenue decreased approximately $56.2 million, or 28%, from $198.1 million in the six months ended July 31, 2015 to $141.9 million in the six months ended July 31, 2016.  The decrease consisted of a $42.4 million decrease in product revenue and a $13.9 million decrease in service and support revenue. The decrease in product revenue was primarily due to a decrease in product deliveries and a decrease in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in previous fiscal years. The decrease in service and support revenue was primarily attributable to a decrease in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in previous fiscal years, partially offset by an increase in support and other value-added services revenue from new and existing customers.

Video Intelligence Segment

Three Months Ended July 31, 2016 compared to Three Months Ended July 31, 2015. Video Intelligence revenue decreased approximately $6.8 million, or 23%, from $29.6 million in the three months ended July 31, 2015 to $22.8 million in the three months ended July 31, 2016.  The decrease was primarily attributable to a decrease in sales of certain products to customers during the three months ended July 31, 2016 compared to the three months ended July 31, 2015.

Six Months Ended July 31, 2016 compared to Six Months Ended July 31, 2015. Video Intelligence revenue decreased approximately $11.9 million, or 20%, from $61.0 million in the six months ended July 31, 2015 to $49.1 million in the six months ended July 31, 2016.  The decrease was primarily attributable to a decrease in sales of certain products to customers during the six months ended July 31, 2016 compared to the six months ended July 31, 2015.

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

The following table sets forth product revenue and service and support revenue for the three and six months ended July 31, 2016 and 2015:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2016	2015	2016 - 2015	2016	2015	2016 - 2015
Product revenue	$90,456	$121,767	(26)%	$166,168	$224,566	(26)%
Service and support revenue	171,465	174,115	(2)%	341,177	340,852	—%
Total revenue	$261,921	$295,882	(11)%	$507,345	$565,418	(10)%

Product Revenue

Three Months Ended July 31, 2016 compared to Three Months Ended July 31, 2015. Product revenue decreased approximately $31.3 million, or 26%, from $121.8 million for the three months ended July 31, 2015 to $90.5 million for the three months ended July 31, 2016, resulting from a $22.1 million decrease in our Cyber Intelligence segment, a $6.9 million decrease in our Video Intelligence segment, and a $2.3 million decrease in our Enterprise Intelligence segment.

Six Months Ended July 31, 2016 compared to Six Months Ended July 31, 2015. Product revenue decreased approximately $58.4 million, or 26%, from $224.6 million for the six months ended July 31, 2015 to $166.2 million for the six months ended July 31, 2016, resulting from a $42.4 million decrease in our Cyber Intelligence segment, a $12.5 million decrease in our Video Intelligence segment, and a $3.5 million decrease in our Enterprise Intelligence segment.

For additional information see "—Revenue by Operating Segment".

Service and Support Revenue

Three Months Ended July 31, 2016 compared to Three Months Ended July 31, 2015. Service and support revenue decreased approximately $2.6 million, or 1%, from $174.1 million for the three months ended July 31, 2015 to $171.5 million for the three months ended July 31, 2016.  This decrease was primarily attributable to a $9.8 million decrease in our Cyber Intelligence segment, partially offset by increases of $7.1 million and $0.1 million in our Enterprise Intelligence and Video Intelligence segments, respectively.

Six Months Ended July 31, 2016 compared to Six Months Ended July 31, 2015. Service and support revenue increased approximately $0.3 million, from $340.9 million for the six months ended July 31, 2015 to $341.2 million for the six months ended July 31, 2016.  This increase was primarily attributable to increases of $13.7 million and $0.6 million in our Enterprise

Intelligence and Video Intelligence segments, respectively, partially offset by a $13.9 million decrease in our Cyber Intelligence segment.

For additional information see "— Revenue by Operating Segment".

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the three and six months ended July 31, 2016 and 2015:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2016	2015	2016 - 2015	2016	2015	2016 - 2015
Cost of product revenue	$26,573	$41,877	(37)%	$52,956	$76,774	(31)%
Cost of service and support revenue	66,754	66,805	—%	131,885	127,101	4%
Amortization of acquired technology	9,134	9,856	(7)%	18,314	17,836	3%
Total cost of revenue	$102,461	$118,538	(14)%	$203,155	$221,711	(8)%

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

Three Months Ended July 31, 2016 compared to Three Months Ended July 31, 2015. Cost of product revenue decreased approximately $15.3 million, or 37%, from $41.9 million in the three months ended July 31, 2015 to $26.6 million in the three months ended July 31, 2016 primarily due to decreased cost of revenue in our Cyber Intelligence segment as a result of decreased revenue discussed above. Our overall product gross margins increased to 71% in the three months ended July 31, 2016 from 66% in the three months ended July 31, 2015. Product gross margins in our Enterprise Intelligence segment increased from 94% in the three months ended July 31, 2015 to 95% in the three months ended July 31, 2016. Product gross margins in our Cyber Intelligence segment increased from 61% in the three months ended July 31, 2015 to 62% in the three months ended July 31, 2016 primarily due to a change in product mix.  Product gross margins in our Video Intelligence segment increased to 59% in the three months ended July 31, 2016 from 58% in the three months ended July 31, 2015 due to a change in product mix.

Six Months Ended July 31, 2016 compared to Six Months Ended July 31, 2015. Cost of product revenue decreased approximately $23.8 million, or 31%, from $76.8 million in the six months ended July 31, 2015 to $53.0 million in the six months ended July 31, 2016 primarily due to decreased cost of revenue in our Cyber Intelligence segment as a result of decreased revenue discussed above. Our overall product gross margins increased to 68% in the six months ended July 31, 2016 from 66% in the six months ended July 31, 2015. Product gross margins in our Enterprise Intelligence segment increased from 93% in the three months ended July 31, 2015 to 94% in the six months ended July 31, 2016. Product gross margins in our Cyber Intelligence segment decreased from 62% in the six months ended July 31, 2015 to 58% in the six months ended July 31, 2016 primarily due to a change in product mix and decreased product revenue, resulting in decreased absorption of fixed overhead costs during the six months ended July 31, 2016 compared to the six months ended July 31, 2015.  Product gross margins in our Video Intelligence segment were 60% in each of the the six months ended July 31, 2016 and 2015.

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

Three Months Ended July 31, 2016 compared to Three Months Ended July 31, 2015. Cost of service and support revenue was $66.8 million in each of the three months ended July 31, 2016 and 2015. Cost of service revenue increased $2.7 million in our Enterprise Intelligence segment primarily due to increased employee compensation and related expense in our Enterprise Intelligence segment as a result of additional headcount in connection with business combinations that closed in the six months ended July 31, 2016. This increase was offset primarily by decreased cost of service revenue in our Cyber Intelligence segment due primarily to decreased employee compensation and related expense. Our overall service and support gross margins decreased from 62% in the three months ended July 31, 2015 to 61% in the three months ended July 31, 2016.

Six Months Ended July 31, 2016 compared to Six Months Ended July 31, 2015. Cost of service and support revenue increased approximately $4.8 million, or 4%, from $127.1 million in the six months ended July 31, 2015 to $131.9 million in the six months ended July 31, 2016. The increase is primarily attributable to increased cost of service and support revenue in our Enterprise Intelligence segment resulting from the addition of business combinations that closed in the six months ended July 31, 2016. Our overall service and support gross margins decreased from 63% in the six months ended July 31, 2015 to 61% in the six months ended July 31, 2016.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended July 31, 2016 compared to Three Months Ended July 31, 2015. Amortization of acquired technology decreased approximately $0.8 million, or 7%, from $9.9 million in the three months ended July 31, 2015 to $9.1 million in the three months ended July 31, 2016 primarily due to the inclusion of a $2.3 million impairment of an acquired technology asset in the three months ended July 31, 2015, with no impairments recorded during the three months ended July 31, 2016, and a decrease in amortization expense as a result of acquired technology intangibles from historical business combinations becoming fully amortized. These decreases were partially offset by an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the six months ended July 31, 2016.

Six Months Ended July 31, 2016 compared to Six Months Ended July 31, 2015. Amortization of acquired technology increased approximately $0.5 million, or 3%, from $17.8 million in the six months ended July 31, 2015 to $18.3 million in the six months ended July 31, 2016 primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the six months ended July 31, 2016, partially offset by the inclusion of a $2.3 million impairment of an acquired technology asset in the six months ended July 31, 2015, with no impairments recorded during the six months ended July 31, 2016.

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

The following table sets forth research and development, net for the three and six months ended July 31, 2016 and 2015:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2016	2015	2016 - 2015	2016	2015	2016 - 2015
Research and development, net	$43,099	$46,132	(7)%	$87,819	$89,298	(2)%

Three Months Ended July 31, 2016 compared to Three Months Ended July 31, 2015. Research and development, net decreased approximately $3.0 million, or 7%, from $46.1 million in the three months ended July 31, 2015 to $43.1 million in the three months ended July 31, 2016.  Employee compensation and related expenses decreased $3.5 million primarily due to decreased research and development employee headcount across all three of our operating segments, partially offset by a $0.3 million increase in research and development expense as a result of a decrease in research and development reimbursements during the three months ended July 31, 2016 compared to the three months ended July 31, 2015.

Six Months Ended July 31, 2016 compared to Six Months Ended July 31, 2015. Research and development, net decreased approximately $1.5 million, or 2%, from $89.3 million in the six months ended July 31, 2015 to $87.8 million in the six months ended July 31, 2016.  Employee compensation and related expenses decreased $2.8 million primarily due to decreased research and development employee headcount across all three of our operating segments. This decrease was partially offset by a $0.6 million increase in research and development expense as a result of a decrease in research and development reimbursements received from government programs during the six months ended July 31, 2016 compared to the six months ended July 31, 2015, primarily in our Enterprise Intelligence segment, a $0.2 million increase in depreciation expense on fixed assets used for research and development activities and a $0.3 million increase in research and development expense as a result of decreased capitalization of software development costs in our Cyber Intelligence segment compared to the six months ended July 31, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three and six months ended July 31, 2016 and 2015:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2016	2015	2016 - 2015	2016	2015	2016 - 2015
Selling, general and administrative	$101,146	$111,769	(10)%	$201,181	$214,619	(6)%

Three Months Ended July 31, 2016 compared to Three Months Ended July 31, 2015. Selling, general and administrative expenses decreased approximately $10.7 million, or 10%, from $111.8 million in the three months ended July 31, 2015 to $101.1 million in the three months ended July 31, 2016. This decrease was primarily attributable to a $2.1 million decrease in selling, general, and administrative expense as a result of increased capitalized software development costs compared to the three months ended July 31, 2015, a $3.0 million decrease in employee compensation and related expenses due primarily to a decrease in headcount of general and administrative employees, and a $2.9 million decrease in agent commissions in our Cyber Intelligence segment. Stock-based compensation expense decreased $3.1 million due primarily to a decrease in expense related to our performance based awards and stock bonus and bonus share programs (which are discussed in Note 12, "Stock-based Compensation" to our condensed consolidated financial statements included under Part I, Item 1 of this report).

Six Months Ended July 31, 2016 compared to Six Months Ended July 31, 2015. Selling, general and administrative expenses decreased approximately $13.4 million, or 6%, from $214.6 million in the six months ended July 31, 2015 to $201.2 million in the six months ended July 31, 2016. This decrease was primarily attributable to a $3.6 million decrease in selling, general and administrative expense as a result of increased capitalized software development costs compared to the six months ended July 31, 2015, a $1.4 million decrease in employee compensation and related expenses due primarily to a decrease in headcount of general and administrative employees, a $3.6 million decrease in agent commissions in our Cyber Intelligence segment. Stock-based compensation expense decreased $3.7 million due primarily to a decrease in expense related to our performance based awards and stock bonus and bonus share programs (which is discussed in Note 12, "Stock-based Compensation" to our condensed consolidated financial statements included under Part I, Item 1 of this report).

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names, and non-compete agreements.

The following table sets forth amortization of other acquired intangible assets for the three and six months ended July 31, 2016 and 2015:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2016	2015	2016 - 2015	2016	2015	2016 - 2015
Amortization of other acquired intangible assets	$11,466	$10,733	7%	$22,732	$21,470	6%

Three Months Ended July 31, 2016 compared to Three Months Ended July 31, 2015. Amortization of other acquired intangible assets increased approximately $0.8 million, or 7%, from $10.7 million in the three months ended July 31, 2015 to $11.5 million in the three months ended July 31, 2016 primarily due to acquired intangible assets from business combinations that closed during the six months ended July 31, 2016.

Six Months Ended July 31, 2016 compared to Six Months Ended July 31, 2015. Amortization of other acquired intangible assets increased approximately $1.2 million, or 6%, from $21.5 million in the six months ended July 31, 2015 to $22.7 million in the six months ended July 31, 2016 primarily due to acquired intangible assets from business combinations that closed during the six months ended July 31, 2016.

Further discussion regarding our business combinations appears in Note 4, "Business Combinations" to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Income (Expense), Net

The following table sets forth total other expense, net for the three and six months ended July 31, 2016 and 2015:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2016	2015	2016 - 2015	2016	2015	2016 - 2015
Interest income	$313	$463	(32)%	$466	$657	(29)%
Interest expense	(8,724)	(8,561)	2%	(17,268)	(16,898)	2%
Other (expense) income:
Foreign currency (losses) gains, net	(1,903)	(3,361)	(43)%	4,022	(2,916)	*
(Losses) gains on derivatives	(404)	142	*	(1,963)	274	*
Other, net	(3,051)	(532)	*	(3,598)	(898)	*
Total other income, net	(5,358)	(3,751)	43%	(1,539)	(3,540)	(57)%
Total other expense, net	$(13,769)	$(11,849)	16%	$(18,341)	$(19,781)	(7)%

* Percentage is not meaningful.

Three Months Ended July 31, 2016 compared to Three Months Ended July 31, 2015. Total other expense, net, increased by $2.0 million from $11.8 million in the three months ended July 31, 2015 to $13.8 million in the three months ended July 31, 2016.

We recorded $1.9 million of net foreign currency losses in the three months ended July 31, 2016 compared to $3.4 million of net foreign currency losses in the three months ended July 31, 2015.  Foreign currency losses in the three months ended July 31, 2016 resulted primarily from the strengthening of the U.S. dollar against the British pound sterling from April 30, 2016 to July 31, 2016, resulting in foreign currency losses on U.S dollar-denominated net liabilities in certain entities which use British pound sterling functional currency.

In the three months ended July 31, 2016, there were net losses on derivative financial instruments (not designated as hedging instruments) of $0.4 million, compared to net gains of $0.1 million on such instruments for the three months ended July 31, 2015.  The net losses in the current year reflected losses on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Brazilian real.

Other, net expense increased by $2.5 million from $0.5 million in the three months ended July 31, 2015 to $3.1 million in the three months ended July 31, 2016 primarily due to the write-off of a $2.4 million cost-basis investment in our Cyber Intelligence segment in the three months ended July 31, 2016.

Six Months Ended July 31, 2016 compared to Six Months Ended July 31, 2015. Total other expense, net, decreased by $1.5 million from $19.8 million in the six months ended July 31, 2015 to $18.3 million in the six months ended July 31, 2016.

We recorded $4.0 million of net foreign currency gains in the six months ended July 31, 2016 compared to $2.9 million of net foreign currency losses in the six months ended July 31, 2015.  Foreign currency gains in the six months ended July 31, 2016 resulted primarily from weakening of the U.S. dollar against the Singapore dollar and Brazilian real from January 31, 2016 to July 31, 2016, resulting in foreign currency gains on Singapore dollar-denominated net assets in certain entities which use a U.S. dollar functional currency and foreign currency gains on U.S dollar-denominated net liabilities in certain entities which use Singapore dollar and Brazilian real functional currencies.

In the six months ended July 31, 2016, there were net losses on derivative financial instruments (not designated as hedging instruments) of $2.0 million, compared to net gains of $0.3 million on such instruments for the six months ended July 31, 2015.  The net losses in the current year reflected losses on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Brazilian real.

Other, net expense increased by $2.7 million from $0.9 million in the six months ended July 31, 2015 to $3.6 million in the six months ended July 31, 2016 primarily due to the write-off of a $2.4 million cost-basis investment in our Cyber Intelligence segment in the six months ended July 31, 2016.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three and six months ended July 31, 2016 and 2015:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2016	2015	2016 - 2015	2016	2015	2016 - 2015
Provision for income taxes	$1,058	$2,621	(60)%	$1,388	$3,568	(61)%

Three Months Ended July 31, 2016 compared to Three Months Ended July 31, 2015. Our effective income tax rate was negative 10.6% for the three months ended July 31, 2016, compared to a negative effective income tax rate of 83.5% for the three months ended July 31, 2015.  For the three months ended July 31, 2016, pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was lower than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $1.1 million on a pre-tax loss of $10.0 million, which represented a negative effective income tax rate of 10.6%.

For the three months ended July 31, 2015, pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was lower than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $2.6 million on a pre-tax loss of $3.1 million, which represented a negative effective income tax rate of 83.5%.

Six Months Ended July 31, 2016 compared to Six Months Ended July 31, 2015. Our effective income tax rate was negative 5.4% for the six months ended July 31, 2016, compared to a negative effective income tax rate of 244.2% for the six months ended July 31, 2015.  For the six months ended July 31, 2016, pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was significantly lower than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $1.4 million on a pre-tax loss of $25.9 million, which represented a negative effective income tax rate of 5.4%.

For the six months ended July 31, 2015, pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was slightly lower than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. In addition, following the receipt of a tax ruling in a foreign jurisdiction, we reorganized certain operations within that foreign jurisdiction resulting in a discrete income tax benefit of $3.0 million. The result was an income tax provision of $3.6 million on a pre-tax loss of $1.5 million, which represented a negative effective income tax rate of 244.2%.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We have used cash as consideration for substantially all of our historical business acquisitions, including approximately $72 million of net cash expended for business acquisitions during the six months ended July 31, 2016.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise additional equity or debt capital in the capital markets.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $310.3 million and $306.1 million as of July 31, 2016 and January 31, 2016, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and bank time deposits of $15.4 million at both July 31, 2016 and January 31, 2016. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months or for the foreseeable future.

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

The following table summarizes our total cash, cash equivalents, restricted cash and bank time deposits, and short-term investments, as well as our total debt, as of July 31, 2016 and January 31, 2016:

	July 31,	January 31,
(in thousands)	2016	2016
Cash and cash equivalents	$340,116	$352,105
Restricted cash and bank time deposits	8,957	11,820
Short-term investments	27,337	55,982
Total cash, cash equivalents, restricted cash and bank time deposits, and short-term investments	$376,410	$419,907
Total debt, including current portion	$745,100	$738,087

Condensed Consolidated Cash Flow Activity

The following table summarizes selected items from our condensed consolidated statements of cash flows for the six months ended July 31, 2016 and 2015:

	Six Months Ended July 31,
(in thousands)	2016	2015
Net cash provided by operating activities	$69,296	$66,163
Net cash used in investing activities	(57,338)	(42,764)
Net cash used in financing activities	(21,612)	(3,078)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,335)	794
Net (decrease) increase in cash and cash equivalents	$(11,989)	$21,115

Our operating activities generated $69.3 million of cash during the six months ended July 31, 2016, which was offset by $79.0 million of net cash used in combined investing and financing activities during this period.  Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income, as adjusted for non-cash items and working capital changes. Operating activities generated $69.3 million of net cash during the six months ended July 31, 2016, compared to $66.2 million generated during the six months ended July 31, 2015.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the six months ended July 31, 2016, our investing activities used $57.3 million of net cash, including $72.3 million of net cash utilized for business acquisitions, and $16.5 million of payments for property, equipment, and capitalized software development costs. Partially offsetting those uses were $28.7 million of net proceeds from sales and maturities of short-term investments and $2.7 million of net cash provided by other investing activities, consisting primarily of decreases in restricted cash and bank time deposits during the period. Restricted cash and bank time deposits are typically short-term deposits used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period.

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

We had no significant commitments for capital expenditures at July 31, 2016.

Net Cash Used in Financing Activities

For the six months ended July 31, 2016, our financing activities used $21.6 million of net cash, the most significant portions of which were payments of $17.2 million for purchases of treasury stock under our share repurchase program and $3.2 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations.

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

We did not acquire any shares under the share repurchase program during the three months ended July 31, 2016. During the three months ended April 30, 2016, we acquired 500,000 shares of treasury stock at a cost of $17.2 million under this program.

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

As of July 31, 2016, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of July 31, 2016, we had not purchased any shares under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of July 31, 2016, no Warrants had been exercised and all Warrants remained outstanding.

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
As of July 31, 2016, there were $411.1 million of combined borrowings outstanding under our February 2014 Term Loans and March 2014 Term Loans, bearing interest at an annual rate of 3.50%, and no borrowings outstanding under our revolving credit facility.
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

Beginning in the three months ending October 31, 2016, we are required to make quarterly principal payments of approximately $1.1 million on our term loans. The vast majority of the term loan balances are due upon maturity in September 2019.

The revolving credit facility contains a financial covenant that currently requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 4.50 to 1 (the "Leverage Ratio Covenant"). At July 31, 2016, our consolidated leverage ratio was approximately 2.8 to 1 compared to a permitted consolidated leverage ratio of 4.50 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $90.0 million the minimum EBITDA required to satisfy the Leverage Ratio Covenant given our outstanding debt as of such date.

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

As described above under "Credit Agreement", we executed an interest rate swap agreement during the six months ended July 31, 2016, covering $200.0 million of our term loans, the impact of which does not materially change our long-term debt obligations.

We believe that our contractual obligations and commercial commitments did not materially change during the six months ended July 31, 2016.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the six months ended July 31, 2016, we made $3.3 million of payments under contingent consideration arrangements. As of July 31, 2016, potential future cash payments and earned consideration expected to be paid subsequent to July 31, 2016 under contingent consideration arrangements total $65.3 million, the estimated fair value of which was $29.3 million, including $9.5 million reported in accrued expenses and other current liabilities, and $19.8 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2022.

Off-Balance Sheet Arrangements

As of July 31, 2016, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Interest Rate Risk on Our Debt

Because the interest rates applicable to borrowings under our Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. To partially mitigate this risk, during the six months ended July 31, 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution under which we will pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million. The effective date of the agreement is November 1, 2016, and settlements with the counterparty will occur on a quarterly basis, beginning on February 1, 2017. The agreement will terminate on September 6, 2019. Assuming that we elect three-month LIBOR at the term loans' interest rate reset dates, beginning on November 1, 2016 and throughout the term of the interest rate swap agreement, the annual interest rate on $200.0 million of our term loans will be fixed at 4.143% during that period.

Other than the impact of the interest rate swap agreement as described herein, we believe that our market risk profile did not materially change during the six months ended July 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2016.  Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended July 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 29, 2016, we announced that our board of directors had authorized a share repurchase program whereby we may make up to $150 million in purchases of our outstanding shares of common stock over the two years following the date of announcement. Under the share repurchase program, purchases can be made from time to time using a variety of methods, which may include open market purchases. The specific timing, price and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations, including the amount of cash generated in the U.S. and other potential uses of cash, such as acquisitions. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The authorization of the share repurchase program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time. There were no share repurchases made under this share repurchase program during the three months ended July 31, 2016.

We periodically purchase treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during a company-imposed trading blackout or lockup periods. There was no such activity during the three months ended July 31, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended July 31, 2016:

Number	Description	Filed Herewith / Incorporated by Reference from
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Verint Systems Inc.

September 7, 2016	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)