Form 10-Q
period 2016-10-31
VERINT SYSTEMS INC
filed 2016-12-07
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2016
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

There were 62,679,652 shares of the registrant’s common stock outstanding on November 15, 2016.

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

•
risks associated with our ability to keep pace with technological changes, evolving industry standards, and customer challenges, such as the proliferation and strengthening of encryption and the transition of portions of the software market to the cloud, to adapt to changing market potential from area to area within our markets, and to successfully develop, launch, and drive demand for new, innovative, high-quality products that meet or exceed customer needs, while simultaneously preserving our legacy businesses;

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

•
risks relating to our ability to effectively and efficiently enhance our existing operations and execute on our growth strategy and profitability goals, including managing investments in our business and operations, managing our cloud transition and our revenue mix, and enhancing and securing our internal and external operations;

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

•
challenges associated with pursuing larger sales opportunities, including with respect to longer sales cycles, transaction reductions, deferrals, or cancellations during the sales cycle, risk of customer concentration, our ability to accurately forecast when a sales opportunity will convert to an order, or to forecast revenue and expenses, and increased volatility of our operating results from period to period;

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

iii

Part I

Item 1.     Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,
(in thousands, except share and per share data)	2016	2016
Assets
Current Assets:
Cash and cash equivalents	$295,829	$352,105
Restricted cash and bank time deposits	14,628	11,820
Short-term investments	10,318	55,982
Accounts receivable, net of allowance for doubtful accounts of $1.9 million and $1.2 million, respectively	260,032	256,419
Inventories	20,392	18,312
Deferred cost of revenue	3,233	1,876
Prepaid expenses and other current assets	66,627	57,598
Total current assets	671,059	754,112
Property and equipment, net	77,551	68,904
Goodwill	1,197,557	1,207,176
Intangible assets, net	215,494	246,682
Capitalized software development costs, net	10,219	11,992
Long-term deferred cost of revenue	10,462	13,117
Other assets	79,553	53,752
Total assets	$2,261,895	$2,355,735

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$57,785	$65,447
Accrued expenses and other current liabilities	203,128	209,071
Deferred revenue	144,787	167,912
Total current liabilities	405,700	442,430
Long-term debt	742,067	735,983
Long-term deferred revenue	19,872	20,488
Other liabilities	98,178	88,670
Total liabilities	1,265,817	1,287,571
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $0.001 par value; authorized 2,207,000 shares at October 31, 2016 and January 31, 2016, respectively; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 64,027,000 and 62,614,000 shares; outstanding 62,679,000 and 62,266,000 shares at October 31, 2016 and January 31, 2016, respectively.	64	63
Additional paid-in capital	1,435,928	1,387,955
Treasury stock, at cost - 1,348,000 and 348,000 shares at October 31, 2016 and January 31, 2016, respectively.	(46,147)	(10,251)
Accumulated deficit	(238,834)	(201,436)
Accumulated other comprehensive loss	(165,816)	(116,194)
Total Verint Systems Inc. stockholders' equity	985,195	1,060,137
Noncontrolling interest	10,883	8,027
Total stockholders' equity	996,078	1,068,164
Total liabilities and stockholders' equity	$2,261,895	$2,355,735

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue:
Product	$88,004	$115,573	$254,172	$340,139
Service and support	170,898	168,481	512,075	509,333
Total revenue	258,902	284,054	766,247	849,472
Cost of revenue:
Product	29,499	34,982	82,455	111,756
Service and support	64,007	61,475	195,892	188,576
Amortization of acquired technology	9,700	9,060	28,014	26,896
Total cost of revenue	103,206	105,517	306,361	327,228
Gross profit	155,696	178,537	459,886	522,244
Operating expenses:
Research and development, net	41,028	45,443	128,847	134,741
Selling, general and administrative	98,899	99,870	300,080	314,489
Amortization of other acquired intangible assets	10,244	10,896	32,976	32,366
Total operating expenses	150,171	156,209	461,903	481,596
Operating income (loss)	5,525	22,328	(2,017)	40,648
Other income (expense), net:
Interest income	229	335	695	992
Interest expense	(8,708)	(8,467)	(25,976)	(25,365)
Other expense, net	(1,121)	(4,175)	(2,660)	(7,715)
Total other expense, net	(9,600)	(12,307)	(27,941)	(32,088)
(Loss) income before provision for income taxes	(4,075)	10,021	(29,958)	8,560
Provision for income taxes	3,359	1,551	4,747	5,119
Net (loss) income	(7,434)	8,470	(34,705)	3,441
Net income attributable to noncontrolling interest	803	836	2,693	3,308
Net (loss) income attributable to Verint Systems Inc.	$(8,237)	$7,634	$(37,398)	$133

Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.13)	$0.12	$(0.60)	$0.00
Diluted	$(0.13)	$0.12	$(0.60)	$0.00

Weighted-average common shares outstanding:
Basic	62,895	62,206	62,602	61,666
Diluted	62,895	62,778	62,602	62,803

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2016	2015	2016	2015
Net (loss) income	$(7,434)	$8,470	$(34,705)	$3,441
Other comprehensive (loss) income, net of reclassification adjustments:
Foreign currency translation adjustments	(26,207)	(6,568)	(49,476)	4,854
Net unrealized (losses) gains on available-for-sale securities	—	(156)	110	(112)
Net unrealized (losses) gains on foreign exchange contracts designated as hedges	(1,570)	(686)	1,208	9,343
Net unrealized gain (loss) on interest rate swap designated as a hedge	478	—	(1,146)	—
Benefit (provision) for income taxes on net unrealized (losses) gains on foreign exchange contracts designated as hedges	169	35	(155)	(1,056)
Other comprehensive (loss) income	(27,130)	(7,375)	(49,459)	13,029
Comprehensive (loss) income	(34,564)	1,095	(84,164)	16,470
Comprehensive income attributable to noncontrolling interest	667	468	2,856	2,851
Comprehensive (loss) income attributable to Verint Systems Inc.	$(35,231)	$627	$(87,020)	$13,619

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interest
Balances at January 31, 2015	60,905	$61	$1,321,455	$(10,251)	$(219,074)	$(94,335)	$997,856	$7,047	$1,004,903
Net income	—	—	—	—	133	—	133	3,308	3,441
Other comprehensive income (loss)	—	—	—	—	—	13,486	13,486	(457)	13,029
Stock-based compensation - equity-classified awards	—	—	43,771	—	—	—	43,771	—	43,771
Exercises of stock options	6	—	229	—	—	—	229	—	229
Common stock issued for stock awards and stock bonuses	1,342	2	7,743	—	—	—	7,745	—	7,745
Tax effects from stock award plans	—	—	577	—	—	—	577	—	577
Balances at October 31, 2015	62,253	$63	$1,373,775	$(10,251)	$(218,941)	$(80,849)	$1,063,797	$9,898	$1,073,695

Balances at January 31, 2016	62,266	$63	$1,387,955	$(10,251)	$(201,436)	$(116,194)	$1,060,137	$8,027	$1,068,164
Net (loss) income	—	—	—	—	(37,398)	—	(37,398)	2,693	(34,705)
Other comprehensive (loss) income	—	—	—	—	—	(49,622)	(49,622)	163	(49,459)
Stock-based compensation - equity-classified awards	—	—	41,610	—	—	—	41,610	—	41,610
Exercises of stock options	—	—	1	—	—	—	1	—	1
Common stock issued for stock awards and stock bonuses	1,413	1	6,952	—	—	—	6,953	—	6,953
Purchases of treasury stock	(1,000)	—	—	(35,896)	—	—	(35,896)	—	(35,896)
Tax effects from stock award plans	—	—	(590)	—	—	—	(590)	—	(590)
Balances at October 31, 2016	62,679	$64	$1,435,928	$(46,147)	$(238,834)	$(165,816)	$985,195	$10,883	$996,078

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net (loss) income	$(34,705)	$3,441
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	85,411	79,469
Stock-based compensation, excluding cash-settled awards	45,547	50,099
Amortization of discount on convertible notes	7,948	7,542
Non-cash gains (losses) on derivative financial instruments, net	693	(583)
Other non-cash items, net	8,767	11,220
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	3,708	6,241
Inventories	(2,823)	(2,138)
Deferred cost of revenue	1,349	4,477
Prepaid expenses and other assets	(6,066)	(5,462)
Accounts payable and accrued expenses	(21,305)	(16,722)
Deferred revenue	(21,749)	(40,130)
Other, net	4,914	(9,883)
Net cash provided by operating activities	71,689	87,571

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(72,269)	(31,618)
Purchases of property and equipment	(20,611)	(17,012)
Purchases of investments	(34,215)	(90,689)
Maturities and sales of investments	79,930	30,985
Cash paid for capitalized software development costs	(1,730)	(3,453)
Change in restricted cash and bank time deposits, including long-term portion, and other investing activities, net	(31,737)	16,843
Net cash used in investing activities	(80,632)	(94,944)

Cash flows from financing activities:
Repayments of borrowings and other financing obligations	(1,987)	(260)
Proceeds from exercises of stock options	1	229
Purchases of treasury stock	(35,896)	—
Payments of contingent consideration for business combinations (financing portion)	(3,231)	(4,792)
Other financing activities	(1,076)	(239)
Net cash used in financing activities	(42,189)	(5,062)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(5,144)	(377)
Net decrease in cash and cash equivalents	(56,276)	(12,812)
Cash and cash equivalents, beginning of period	352,105	285,072
Cash and cash equivalents, end of period	$295,829	$272,260

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Unless the context otherwise requires, the terms "Verint", "we", "us", and "our" in these notes to condensed consolidated financial statements refer to Verint Systems Inc. and its consolidated subsidiaries.

Verint is a global leader in Actionable Intelligence solutions. Actionable Intelligence is a necessity in a dynamic world of massive information growth because it empowers organizations with crucial insights and enables decision makers to anticipate, respond, and take action. With Verint solutions and value-added services, organizations of all sizes and across many industries can make more timely and effective decisions. Today, more than 10,000 organizations in approximately 180 countries, including over 80 percent of the Fortune 100, use Verint solutions to improve enterprise performance and make the world a safer place. Verint’s vision is to create A Smarter World with Actionable Intelligence®.

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

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") for the year ended January 31, 2016. The condensed consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the periods ended October 31, 2016 and 2015, and the condensed consolidated balance sheet as of October 31, 2016, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2016 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2016. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2016. The results for interim periods are not necessarily indicative of a full year’s results.

Recasting of Prior Period Segment Information

Through July 31, 2016, we were organized and had reported our operating results in three operating segments. In August 2016, we reorganized into two businesses and now report our results in two operating segments, as further discussed in Note 14, "Segment Information". Comparative segment financial information for prior periods appearing in Note 5, "Intangible Assets and Goodwill" and Note 14, "Segment Information", has been recast to conform to this revised segment structure.

Reclassification Within Condensed Consolidated Statements of Cash Flows

Certain amounts within the presentation of net cash provided by operating activities in our condensed consolidated statement of cash flows for the nine months ended October 31, 2015 have been reclassified to conform to the current period's presentation. These reclassifications had no effect on net cash provided by operating activities.

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

Accounts Receivable, Net

Accounts receivable, net, includes unbilled accounts receivable on arrangements recognized under contract accounting methods, representing revenue recognized on contracts for which billing will occur in subsequent periods, in accordance with the terms of the contracts. Unbilled accounts receivable on such contracts were $64.5 million and $46.6 million at October 31, 2016 and January 31, 2016, respectively. Under most contracts, unbilled accounts receivable are typically billed and collected within one year of revenue recognition. However, as of October 31, 2016, we have unbilled accounts receivable on certain complex projects with a long-standing customer for which the underlying billing milestones are still in progress and have remained unbilled for periods in excess of one year, and in some cases, for several years. We have no history of uncollectible accounts with this customer and believe that collection of such amounts is still reasonably assured. We expect billing and collection of these unbilled accounts receivable to occur within the next twelve months.

Significant Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2016. There were no material changes to our significant accounting policies during the nine months ended October 31, 2016.

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Effective

In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This update also requires an entity to disclose the nature of restrictions on its cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. We typically have restrictions on certain amounts of cash and cash equivalents, primarily consisting of amounts used to secure bank guarantees in connection with sales contract performance obligations, and expect to continue to have similar restrictions in the future. We currently report changes in such restricted amounts as cash flows from investing activities on our condensed consolidated statement of cash flows. This standard will change that presentation. We are currently reviewing this standard to assess other potential impacts on our future condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance with the intent of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). This new standard changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The new standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements.

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

The following table summarizes the calculation of basic and diluted net (loss) income per common share attributable to Verint Systems Inc. for the three and nine months ended October 31, 2016 and 2015:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net (loss) income	$(7,434)	$8,470	$(34,705)	$3,441
Net income attributable to noncontrolling interest	803	836	2,693	3,308
Net (loss) income attributable to Verint Systems Inc.	$(8,237)	$7,634	$(37,398)	$133
Weighted-average shares outstanding:
Basic	62,895	62,206	62,602	61,666
Dilutive effect of employee equity award plans	—	572	—	1,137
Dilutive effect of 1.50% convertible senior notes	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Diluted	62,895	62,778	62,602	62,803
Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.13)	$0.12	$(0.60)	$0.00
Diluted	$(0.13)	$0.12	$(0.60)	$0.00

We excluded the following weighted-average potential common shares from the calculations of diluted net (loss) income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2016	2015	2016	2015
Common shares excluded from calculation:
Stock options and restricted stock-based awards	1,239	1,466	1,060	650
1.50% convertible senior notes	6,205	6,205	6,205	6,205
Warrants	6,205	6,205	6,205	6,205

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

3. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of October 31, 2016 and January 31, 2016:

	October 31, 2016
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$295,661	$—	$—	$295,661
Money market funds	168	—	—	168
Total cash and cash equivalents	$295,829	$—	$—	$295,829

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$2,997	$—	$—	$2,997
Bank time deposits	7,321	—	—	7,321
Total short-term investments	$10,318	$—	$—	$10,318

	January 31, 2016
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$334,938	$—	$—	$334,938
Money market funds	12,137	—	—	12,137
Commercial paper and corporate debt securities	5,054	—	(24)	5,030
Total cash and cash equivalents	$352,129	$—	$(24)	$352,105

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$53,018	$—	$(86)	$52,932
Bank time deposits	3,050	—	—	3,050
Total short-term investments	$56,068	$—	$(86)	$55,982

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

As of October 31, 2016 and January 31, 2016, all of our available-for-sale investments had contractual maturities of less than one year. Gains and losses on sales of available-for-sale securities during the nine months ended October 31, 2016 and 2015 were not significant.

During the nine months ended October 31, 2016 and 2015, proceeds from maturities and sales of available-for-sale securities were $79.9 million and $31.0 million, respectively.

None of our available-for-sale securities had unrealized gains or losses at October 31, 2016.

4.	BUSINESS COMBINATIONS

On November 16, 2016, we completed the acquisition of OpinionLab, Inc., a leading software-as-a-service ("SaaS") provider of omnichannel Voice of Customer (“VoC”) feedback solutions which help organizations collect, understand, and leverage customer insights, helping drive smarter, real-time business action.

Please refer to Note 15, "Subsequent Event", for information regarding this business combination.

Nine Months Ended October 31, 2016

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

Among the factors contributing to the recognition of goodwill as a component of the Contact Solutions purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. This goodwill has been assigned to our Customer Engagement segment and is deductible for income tax purposes.

Transaction and related costs directly related to the acquisition of Contact Solutions, consisting primarily of professional fees and integration expenses, were $0.4 million and $1.0 million for the three and nine months ended October 31, 2016, and were expensed as incurred and are included in selling, general and administrative expenses.

Revenue and (loss) income before provision for income taxes attributable to Contact Solutions included in our condensed consolidated statement of operations for the three and nine months ended October 31, 2016 were not significant.

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

Other Business Combination

During the nine months ended October 31, 2016, we completed a transaction that qualified as a business combination in our Customer Engagement segment. This business combination was not material to our condensed consolidated financial statements.

Year Ended January 31, 2016

During the year ended January 31, 2016, we completed three business combinations:

•	On February 12, 2015, we completed the acquisition of a business that has been integrated into our Customer Engagement operating segment.

•	On May 1, 2015, we completed the acquisition of a business that has been integrated into our Cyber Intelligence operating segment.

•	On August 11, 2015, we acquired certain technology and other assets for use in our Customer Engagement operating segment in a transaction that qualified as a business combination.

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

Included among the factors contributing to the recognition of goodwill in these transactions were synergies in products and technologies, and the addition of skilled, assembled workforces. Of the $28.7 million of goodwill associated with these business combinations, $7.7 million and $21.0 million was assigned to our Customer Engagement and Cyber Intelligence segments, respectively. For income tax purposes, $5.1 million of this goodwill is deductible and $23.6 million is not deductible.

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions were insignificant for the three and nine months ended October 31, 2016, and $0.3 million and $1.0 million for the three and nine months ended October 31, 2015, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.
The purchase price allocations for business combinations completed during the year ended January 31, 2016 are final.

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

In connection with an immaterial business combination that closed during the nine months ended October 31, 2016, we recorded a contingent consideration obligation with a fair value of $7.7 million.

For the three and nine months ended October 31, 2016, we recorded $2.2 million and $4.8 million respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. For the three and nine months ended October 31, 2015, we recorded net benefits of $1.0 million and $0.1 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair value of the remaining contingent consideration obligations associated with business combinations was $31.6 million at October 31, 2016, of which $10.1 million was recorded within accrued expenses and other current liabilities, and $21.5 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $3.3 million for the nine months ended October 31, 2016, and $1.9 million and $4.9 million for the three and nine months ended October 31, 2015, respectively. There were no payments of contingent consideration earned during the three months ended October 31, 2016.

5.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of October 31, 2016 and January 31, 2016:

	October 31, 2016
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, with finite lives:
Customer relationships	$378,056	$(233,255)	$144,801
Acquired technology	219,805	(158,571)	61,234
Trade names	20,719	(13,276)	7,443
Non-competition agreements	3,047	(2,409)	638
Distribution network	4,440	(4,162)	278
Total intangible assets with finite lives	626,067	(411,673)	214,394
In-process research and development, with indefinite lives	1,100	—	1,100
Total intangible assets	$627,167	$(411,673)	$215,494

	January 31, 2016
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, with finite lives:
Customer relationships	$371,722	$(211,824)	$159,898
Acquired technology	211,388	(134,391)	76,997
Trade names	18,457	(11,570)	6,887
Non-competition agreements	3,047	(2,137)	910
Distribution network	4,440	(3,550)	890
Total intangible assets with finite lives	609,054	(363,472)	245,582
In-process research and development, with indefinite lives	1,100	—	1,100
Total intangible assets	$610,154	$(363,472)	$246,682

The following table presents net acquisition-related intangible assets by reportable segment as of October 31, 2016 and January 31, 2016:

	October 31,	January 31,
(in thousands)	2016	2016
Customer Engagement	$183,258	$201,503
Cyber Intelligence	32,236	45,179
Total	$215,494	$246,682

Total amortization expense recorded for acquisition-related intangible assets was $19.9 million and $61.0 million for the three and nine months ended October 31, 2016, respectively, and $20.0 million and $59.3 million for the three and nine months ended October 31, 2015, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2017 (remainder of year)	$19,442
2018	61,838
2019	35,028
2020	25,730
2021	19,693
2022 and thereafter	52,663
Total	$214,394

During the nine months ended October 31, 2015, we recorded a $2.3 million impairment of an acquired technology asset, which is included within cost of product revenue. No other impairments of acquired intangible assets were recorded during the nine months ended October 31, 2016 and 2015.
As discussed in Note 14, "Segment Information", effective in August 2016, we reorganized into two businesses and now report our results in two operating segments. We have reallocated $51.8 million of goodwill, net of $25.3 million of accumulated impairment losses, from our former Video Intelligence segment to our Customer Engagement segment, and $22.2 million of goodwill, net of $10.8 million of accumulated impairment losses to our Cyber Intelligence segment using a relative fair value approach. In addition, we completed an assessment for potential impairment of the goodwill previously allocated to our former Video Intelligence segment immediately prior to the reallocation and determined that no impairment existed.

Goodwill activity for the nine months ended October 31, 2016, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Customer Engagement	Cyber Intelligence
Year Ended January 31, 2016:
Goodwill, gross, at January 31, 2016	$1,274,041	$1,131,249	$142,792
Accumulated impairment losses through January 31, 2016	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2016	1,207,176	1,075,206	131,970
Business combinations	30,725	30,725	—
Foreign currency translation and other	(40,344)	(41,212)	868
Goodwill, net, at October 31, 2016	$1,197,557	$1,064,719	$132,838

Balance at October 31, 2016:
Goodwill, gross, at October 31, 2016	$1,264,422	$1,120,762	$143,660
Accumulated impairment losses through October 31, 2016	(66,865)	(56,043)	(10,822)
Goodwill, net, at October 31, 2016	$1,197,557	$1,064,719	$132,838

Based upon our November 1, 2015 goodwill impairment reviews, we concluded that the estimated fair values of all of our reporting units, then consisting of Enterprise Intelligence, Cyber Intelligence, and Video Intelligence, significantly exceeded their carrying values.
As a result of the segment reorganization discussed above, we have concluded that we now have three reporting units, consisting of Customer Engagement, Cyber Intelligence (excluding situational intelligence solutions), and the Situational Intelligence business of our former Video Intelligence segment, which is now a component of our Cyber

Intelligence operating segment. No events or circumstances indicating the potential for goodwill impairment were identified during the nine months ended October 31, 2016.

6.	LONG-TERM DEBT

The following table summarizes our long-term debt at October 31, 2016 and January 31, 2016:

	October 31,	January 31,
(in thousands)	2016	2016

1.50% Convertible Senior Notes	$400,000	$400,000
February 2014 Term Loans	130,394	130,729
March 2014 Term Loans	279,696	280,413
Other debt	502	—
Less: Unamortized debt discounts and issuance costs	(63,816)	(73,055)
Total debt	746,776	738,087
Less: current maturities	4,709	2,104
Long-term debt	$742,067	$735,983

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

As of October 31, 2016, the Notes were not convertible.

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

Issuance costs attributable to the debt component of the Notes were netted against long-term debt and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at October 31, 2016.

As of October 31, 2016, the carrying value of the debt component was $338.7 million, which is net of unamortized debt discount and issuance costs of $56.0 million and $5.3 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% at October 31, 2016.

Based on the closing market price of our common stock on October 31, 2016, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of October 31, 2016, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of October 31, 2016, no Warrants had been exercised and all Warrants remained outstanding.

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
As of October 31, 2016 and January 31, 2016, the interest rate on both the February 2014 Term Loans and the March 2014 Term Loans was 3.50%. Taking into account the impact of original issuance discounts, if any, and related deferred debt issuance costs, the effective interest rates on the February 2014 Term Loans and March 2014 Term Loans were approximately 4.03% and 3.58%, respectively, at October 31, 2016.
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
Future Principal Payments on Term Loans

As of October 31, 2016, future scheduled principal payments on the February 2014 Term Loans and March 2014 Term Loans are presented in the following table:

(in thousands)	February 2014	March 2014
Years Ending January 31,	Term Loans	Term Loans
2017 (remainder of year)	$334	$717
2018	1,337	2,869
2019	1,337	2,869
2020	127,386	273,241
Total	$130,394	$279,696
Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our Credit Agreement for the three and nine months ended October 31, 2016 and 2015:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2016	2015	2016	2015
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$1,500	$1,500	$4,500	$4,500
Amortization of debt discount	2,685	2,547	7,949	7,542
Amortization of deferred debt issuance costs	253	240	750	711
Total Interest Expense - 1.50% Convertible Senior Notes	$4,438	$4,287	$13,199	$12,753

Borrowings under Credit Agreement:
Interest expense at contractual rates	$3,669	$3,677	$10,943	$10,912
Amortization of debt discounts	15	14	44	42
Amortization of deferred debt issuance costs	557	547	1,653	1,616
Total Interest Expense - Borrowings under Credit Agreement	$4,241	$4,238	$12,640	$12,570

7.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of October 31, 2016 and January 31, 2016:

	October 31,	January 31,
(in thousands)	2016	2016
Raw materials	$9,891	$7,177
Work-in-process	6,466	6,668
Finished goods	4,035	4,467
Total inventories	$20,392	$18,312

Condensed Consolidated Statements of Operations

Other expense, net consisted of the following for the three and nine months ended October 31, 2016 and 2015:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2016	2015	2016	2015
Foreign currency (losses) gains, net	$(2,152)	$(2,517)	$1,870	$(5,434)
Gains (losses) on derivative financial instruments, net	1,266	309	(696)	583
Other, net	(235)	(1,967)	(3,834)	(2,864)
Total other expense, net	$(1,121)	$(4,175)	$(2,660)	$(7,715)

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the nine months ended October 31, 2016 and 2015:

	Nine Months Ended October 31,
(in thousands)	2016	2015
Cash paid for interest	$13,927	$13,949
Cash payments of income taxes, net	$25,023	$13,168
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$5,169	$4,041
Inventory transfers to property and equipment	$139	$1,084
Liabilities for contingent consideration in business combinations	$7,700	$16,237

8.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the nine months ended October 31, 2016 and 2015. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

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

During the nine months ended October 31, 2016, we acquired 1,000,000 shares of treasury stock at a cost of $35.9 million, including 500,000 shares at a cost $18.7 million during the three months ended October 31, 2016, under the aforementioned share repurchase program. We did not acquire any shares of treasury stock during the nine months ended October 31, 2015.

At October 31, 2016, we held approximately 1,348,000 shares of treasury stock with a cost of $46.1 million. At January 31, 2016, we held approximately 348,000 shares of treasury stock with a cost of $10.3 million.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the nine months ended October 31, 2016:

(in thousands)	Unrealized (Losses) Gains on Foreign Exchange Contracts Designated as Hedges	Unrealized Loss on Interest Rate Swap Designated as Hedge	Unrealized (Losses) Gains on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive loss at January 31, 2016	$(1,871)	$—	$(110)	$(114,213)	$(116,194)
Other comprehensive income (loss) before reclassifications	1,848	(1,147)	110	(49,639)	(48,828)
Gains reclassified out of accumulated other comprehensive income (loss)	794	—	—	—	794
Net other comprehensive income (loss), current period	1,054	(1,147)	110	(49,639)	(49,622)
Accumulated other comprehensive loss at October 31, 2016	$(817)	$(1,147)	$—	$(163,852)	$(165,816)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statement of operations, with presentation location, for the three and nine months ended October 31, 2016 and 2015 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2016	2015	2016	2015	Location
Unrealized gains (losses) on derivative financial instruments:
Foreign currency forward contracts	$57	$(162)	$79	$(703)	Cost of product revenue
	67	(164)	74	(650)	Cost of service and support revenue
	345	(1,029)	470	(4,458)	Research and development, net
	213	(527)	265	(2,136)	Selling, general and administrative
	682	(1,882)	888	(7,947)	Total, before income taxes
	(75)	187	(94)	872	(Provision) benefit for income taxes
	$607	$(1,695)	$794	$(7,075)	Total, net of income taxes

9.	INCOME TAXES

Our interim provision for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended October 31, 2016, we recorded an income tax provision of $3.4 million on a pre-tax loss of $4.1 million, which represented a negative effective income tax rate of 82.4%. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. Our pre-tax income in profitable jurisdictions, where we record income tax provisions, was lower than the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record income tax benefits.

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

For the nine months ended October 31, 2016, we recorded an income tax provision of $4.7 million on a pre-tax loss of $30.0 million, which represented a negative effective income tax rate of 15.8%. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. Our pre-tax income in profitable jurisdictions, where we record income tax provisions, was significantly lower than the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record income tax benefits.

For the nine months ended October 31, 2015, we recorded an income tax provision of $5.1 million on pre-tax income of $8.6 million, which represented an effective income tax rate of 59.8%. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. Our pre-tax income in profitable jurisdictions, where we record income tax provisions, was slightly higher than the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record income tax benefits. In addition, following the receipt in the three months ended October 31, 2015 of an approval from a foreign government agency and of a tax ruling in a foreign jurisdiction, we adjusted certain unrecognized tax benefits and deferred tax items resulting in net discrete income tax benefits of $3.4 million. During the three months ended October 31, 2015, we also recorded a discrete income tax benefit of $1.5 million for the adjustment of certain unrecognized tax benefits established in connection with the KANA acquisition. The adjustment to the KANA acquisition unrecognized tax benefits resulted in a charge within other expense, net due to the write-off of an indemnification asset. Also, following the receipt of a tax ruling in a foreign jurisdiction in the three months ended April 30, 2015, we reorganized certain operations within the foreign jurisdiction, resulting in a discrete income tax benefit of $3.0 million.

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

We had unrecognized income tax benefits of $147.8 million and $142.3 million (excluding interest and penalties) as of October 31, 2016 and January 31, 2016, respectively. The accrued liability for interest and penalties was $3.6 million and $3.3 million at October 31, 2016 and January 31, 2016, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of October 31, 2016 and January 31, 2016, the total amount of unrecognized income tax benefits that, if recognized, would impact our effective income tax rate were approximately $142.3 million and $136.6 million, respectively. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at October 31, 2016 could decrease by approximately $3.1 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

10.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of October 31, 2016 and January 31, 2016:

	October 31, 2016
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$168	$—	$—
Commercial paper and corporate debt securities, classified as cash and cash equivalents	—	2,997	—
Short-term investments, classified as available-for-sale	—	7,320	—
Foreign currency forward contracts	—	746	—
Total assets	$168	$11,063	$—
Liabilities:
Foreign currency forward contracts	$—	$2,471	$—
Interest rate swap agreement	—	1,146	—
Contingent consideration - business combinations	—	—	31,578
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,434
Total liabilities	$—	$3,617	$35,012

	January 31, 2016
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$12,137	$—	$—
Commercial paper and corporate debt securities, classified as cash and cash equivalents	—	5,030	—
Short-term investments, classified as available-for-sale	—	52,932	—
Foreign currency forward contracts	—	113	—
Total assets	$12,137	$58,075	$—
Liabilities:
Foreign currency forward contracts	$—	$2,377	$—
Contingent consideration - business combinations	—	—	22,391
Total liabilities	$—	$2,377	$22,391

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended October 31, 2016 and 2015:

	Nine Months Ended October 31,
(in thousands)	2016	2015
Fair value measurement at beginning of period	$22,391	$14,507
Contingent consideration liabilities recorded for business combinations	7,700	16,238
Changes in fair values, recorded in operating expenses	4,800	(132)
Payments of contingent consideration	(3,313)	(4,944)
Foreign currency translation and other	—	—
Fair value measurement at end of period	$31,578	$25,669

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

During the nine months ended October 31, 2016, we acquired two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interests. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within other liabilities and do not recognize noncontrolling interests in these subsidiaries. The following table presents the change in the estimated fair value of this liability, which is measured using Level 3 inputs, for the nine months ended October 31, 2016:

(in thousands)	Nine Months Ended October 31,
Fair value measurement at beginning of period	$—
Acquisition of option to acquire noncontrolling interests of consolidated subsidiaries	3,134
Change in fair value, recorded in operating expenses	300
Fair value measurement at end of period	$3,434

There were no transfers between levels of the fair value measurement hierarchy during the nine months ended October 31, 2016 and 2015.

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 2.5% to 41.7% in our calculations of the estimated fair values of our contingent consideration liabilities as of October 31, 2016. We utilized discount rates ranging from 3.0% to 41.7% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2016.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option is determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasure the fair value of the option at each reporting period, and any changes in fair value are recorded within selling, general, and administrative expenses. We utilized a discount rate of 14.5% in our calculation of the estimated fair value of the option as of October 31, 2016.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $412 million and $411 million at October 31, 2016 and January 31, 2016, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices provided to us as at each of October 31, 2016 and January 31, 2016 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders. We had no revolving credit borrowings at October 31, 2016 and January 31, 2016.

The estimated fair values of our Notes were approximately $378 million and $367 million at October 31, 2016 and January 31, 2016, respectively. The estimated fair values of the Notes are determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

We held outstanding foreign currency forward contracts with notional amounts of $147.1 million and $136.4 million as of October 31, 2016 and January 31, 2016, respectively.

Interest Rate Swap Agreement

During the nine months ended October 31, 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our term loans, under which we will pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million. The effective date of the agreement is November 1, 2016, and settlements with the counterparty will occur on a quarterly basis, beginning on February 1, 2017. The agreement will terminate on September 6, 2019. Assuming that we elect three-month LIBOR at the term loans' interest rate reset dates, beginning on November 1, 2016 and throughout the term of the interest rate swap agreement, the annual interest rate on $200.0 million of our term loans will be fixed at 4.143% during that period.

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

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of October 31, 2016 and January 31, 2016 were as follows:

		Fair Value at
		October 31,	January 31,
(in thousands)	Balance Sheet Classification	2016	2016
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$250	$—
Not designated as hedging instruments	Prepaid expenses and other current assets	496	113
Total derivative assets		$746	$113

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$1,151	$2,108
Not designated as hedging instruments	Accrued expenses and other current liabilities	1,210	239
	Other liabilities	110	30
Interest rate swap agreement, designated as a cash flow hedge	Accrued expenses and other current liabilities	694	—
	Other liabilities	452	—
Total derivative liabilities		$3,617	$2,377

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss ("AOCL") and on the condensed consolidated statements of operations for the three and nine months ended October 31, 2016 and 2015 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2016	2015	2016	2015
Net (losses) gains recognized in AOCL:
Foreign currency forward contracts	$(886)	$(2,568)	$2,098	$1,396
Interest rate swap agreement	478	—	(1,146)	—
	$(408)	$(2,568)	$952	$1,396

Net gains (losses) reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$682	$(1,882)	$888	$(7,947)

For information regarding the line item locations of the net (losses) gains on foreign currency forward contracts reclassified out of AOCL into the condensed consolidated condensed statements of operations, see Note 8, "Stockholders' Equity".

There were no gains or losses from ineffectiveness of these cash flow hedges recorded for the three and nine months ended October 31, 2016 and 2015. All of the foreign currency forward contracts underlying the $0.8 million of net unrealized losses recorded in our accumulated other comprehensive loss at October 31, 2016 mature within twelve months, and therefore we expect all such losses to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and nine months ended October 31, 2016 and 2015 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)		2016	2015	2016	2015
Foreign currency forward contracts	Other (expense) income, net	$1,267	$309	$(696)	$583

12.	STOCK-BASED COMPENSATION

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and nine months ended October 31, 2016 and 2015:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2016	2015	2016	2015
Cost of revenue - product	$290	$431	$802	$1,051
Cost of revenue - service and support	1,517	1,761	4,771	4,023
Research and development, net	2,585	2,583	7,193	6,445
Selling, general and administrative	9,562	11,649	32,916	38,738
Total stock-based compensation expense	$13,954	$16,424	$45,682	$50,257

The following table summarizes stock-based compensation expense by type of award for the three and nine months ended October 31, 2016, and 2015:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2016	2015	2016	2015
Restricted stock units and restricted stock awards	$13,121	$14,187	$41,610	$43,771
Stock bonus program and bonus share program	788	2,210	3,937	6,328
Total equity-settled awards	13,909	16,397	45,547	50,099
Phantom stock units (cash-settled awards)	45	27	135	158
Total stock-based compensation expense	$13,954	$16,424	$45,682	$50,257

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

The following table summarizes restricted stock unit activity and related information for the nine months ended October 31, 2016:

(in thousands, except per share data)	Number of RSUs	Weighted-Average Grant Date Fair Value
RSUs outstanding, January 31, 2016	2,649	$54.57
RSUs granted	1,850	$35.26
RSUs released	(1,413)	$47.91
RSUs forfeited	(264)	$53.64
RSUs outstanding, October 31, 2016	2,822	$45.34

Our restricted stock unit awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of October 31, 2016, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards.

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

As of October 31, 2016, there was approximately $85.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.9 years. The unrecognized compensation expense does not include compensation expense related to shares for which a grant date has been established but the requisite service period has not begun.

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

The following table summarizes activity under the stock bonus program during the nine months ended October 31, 2016 and 2015:

	Nine Months Ended October 31,
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

The combined accrued liabilities for the stock bonus program and the bonus share program were $3.6 million and $6.6 million at October 31, 2016 and January 31, 2016, respectively.

13.	COMMITMENTS AND CONTINGENCIES

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, for the nine months ended October 31, 2016 and 2015:

	Nine Months Ended October 31,
(in thousands)	2016	2015
Warranty liability at beginning of period	$826	$633
Provision charged to expenses	746	187
Warranty charges	(536)	(120)
Foreign currency translation and other	1	(2)
Warranty liability at end of period	$1,037	$698

Legal Proceedings

On March 26, 2009, legal actions were commenced by Ms. Orit Deutsch, a former employee of our subsidiary, Verint Systems Limited ("VSL"), against VSL in the Tel Aviv Regional Labor Court (Case Number 4186/09) (the "Deutsch Labor Action") and against CTI in the Tel Aviv District Court (Case Number 1335/09) (the "Deutsch District Action"). In the Deutsch Labor Action, Ms. Deutsch filed a motion to approve a class action lawsuit on the grounds that she purported to represent a class of our employees and former employees who were granted Verint and CTI stock options and were allegedly damaged as a result of the suspension of option exercises during our previous extended filing delay period. In the Deutsch District Action, in addition to a small amount of individual damages, Ms. Deutsch was seeking to certify a class of plaintiffs who were allegedly damaged due to their inability to exercise Verint and CTI stock options as a result of alleged negligence by CTI in its financial reporting. The class certification motions did not specify an amount of damages. On February 8, 2010, the Deutsch Labor Action was dismissed for lack of material jurisdiction and was transferred to the Tel Aviv District Court and consolidated with the Deutsch District Action. On March 16, 2009 and March 26, 2009, respectively, legal actions were commenced by Ms. Roni Katriel, a former employee of CTI's former subsidiary, Comverse Limited, against Comverse Limited in the Tel Aviv Regional Labor Court (Case Number 3444/09) (the "Katriel Labor Action") and against CTI in the Tel Aviv District Court (Case Number 1334/09) (the "Katriel District Action"). In the Katriel Labor Action, Ms. Katriel was seeking to certify a class of plaintiffs who were granted CTI stock options and were allegedly damaged as a result of the suspension of option exercises during CTI's previous extended filing delay period. In the Katriel District Action, in addition to a small amount of individual damages, Ms. Katriel was seeking to certify a class of plaintiffs who were allegedly damaged due to their inability to exercise CTI stock options as a result of alleged negligence by CTI in its financial reporting. The class certification motions did not specify an amount of damages. On March 2, 2010, the Katriel Labor Action was transferred to the Tel Aviv District Court, based on an agreed motion filed by the parties requesting such transfer.

On April 4, 2012, Ms. Deutsch and Ms. Katriel filed an uncontested motion to consolidate and amend their claims and on June 7, 2012, the District Court allowed Ms. Deutsch and Ms. Katriel to file the consolidated class certification motion and an amended consolidated complaint against VSL, CTI, and Comverse Limited. Following CTI's announcement of its intention to effect the distribution of all of the issued and outstanding shares of capital stock of its former subsidiary, Comverse, Inc., on July 12, 2012, the plaintiffs filed a motion requesting that the District Court order CTI to set aside up to $150.0 million in assets to secure any future judgment. The District Court ruled at such time that it would not decide this motion until the Deutsch and Katriel class certification motion was heard. Plaintiffs initially filed a motion to appeal this ruling in August 2012, but subsequently withdrew it in July 2014.

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

Following an unsuccessful mediation process, the proceeding before the District Court resumed. On August 28, 2016, the District Court (i) denied plaintiffs’ motion to certify the suit as a class action with respect to all claims relating to Verint stock options and (ii) approved the plaintiffs’ motion to certify the suit as a class action with respect to claims of current or former employees of Comverse Limited (now Xura) or VSL who held unexercised CTI stock options at the time CTI suspended option exercises as a result of its previous extended filing delay period. The court also ruled that the merits of the case and any calculation of damages would be evaluated under New York law. The deadline for appeals of the court's August 28, 2016 ruling is December 15, 2016.

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

Through July 31, 2016, we were organized and had reported our operating results in three operating segments: Enterprise Intelligence, Video Intelligence, and Cyber Intelligence. In August 2016, we reorganized into two businesses and, now report our results in two operating segments, Customer Engagement Solutions ("Customer Engagement") and Cyber Intelligence Solutions ("Cyber Intelligence"). Comparative segment financial information provided for prior periods has been recast to conform to this revised segment structure.

Over time, our Video Intelligence business had evolved to focus on two use cases: the first is fraud mitigation and loss prevention, and the second is situational intelligence and incident response. The fraud and loss prevention use case is applicable to our banking and retail customers, while the situational intelligence and incident response use case is applicable to other vertical markets, including our public sector and campus customers. As part of this evolution, in August 2016, we separated our Video Intelligence team to create better vertical market alignment and growth opportunities. We transitioned the banking and retail portion of the Video Intelligence team into our Enterprise Intelligence segment, aligning it with our large banking and retail customer presence in our Enterprise Intelligence segment. This combined segment has been named Customer Engagement Solutions. We transitioned the situational intelligence portion of the Video Intelligence team into our Cyber Intelligence segment, reflecting this business’s focus on security and public safety. We believe this change creates two strong businesses of scale, well positioned for growth in their respective markets, with dedicated management teams, unique product portfolios, and domain expertise, and aligns with the manner in which, beginning for the three and nine months ending October 31, 2016, our CODM receives and uses financial information to allocate resources and evaluate the performance of our Customer Engagement and Cyber Intelligence businesses.

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

Operating results by segment for the three and nine months ended October 31, 2016 and 2015 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2016	2015	2016	2015
Revenue:
Customer Engagement
Segment revenue	$173,860	$176,775	$525,620	$518,468
Revenue adjustments	(1,103)	(1,168)	(6,610)	(2,477)
	172,757	175,607	519,010	515,991
Cyber Intelligence
Segment revenue	86,169	108,569	247,537	334,332
Revenue adjustments	(24)	(122)	(300)	(851)
	86,145	108,447	247,237	333,481
Total revenue	$258,902	$284,054	$766,247	$849,472

Segment contribution:
Customer Engagement	$65,085	$69,546	$188,800	$189,157
Cyber Intelligence	20,575	31,809	55,506	102,033
Total segment contribution	85,660	101,355	244,306	291,190

Unallocated expenses, net:
Amortization of acquired intangible assets	19,944	19,956	60,990	59,262
Stock-based compensation	13,954	16,424	45,682	50,257
Other unallocated expenses	46,237	42,647	139,651	141,023
Total unallocated expenses, net	80,135	79,027	246,323	250,542
Operating income (loss)	5,525	22,328	(2,017)	40,648
Other expense, net	(9,600)	(12,307)	(27,941)	(32,088)
(Loss) income before provision for income taxes	$(4,075)	$10,021	$(29,958)	$8,560

During the three months ended October 31, 2016, we identified certain net expenses incurred during the six months ended July 31, 2016 which were incorrectly charged against the segment contribution of our Cyber Intelligence segment, which instead should have been included within other unallocated expenses. As a result, the Cyber Intelligence segment contribution previously reported for the three months ended April 30, 2016 was understated by $2.6 million, and for the three months ended July 31, 2016 was overstated by $0.2 million, resulting in a net $2.4 million understatement of our Cyber Intelligence segment contribution for the six months ended July 31, 2016. Other unallocated expenses were misstated in the opposite direction by corresponding amounts in the same periods. The Cyber Intelligence segment contribution and other unallocated expenses for the nine months ended October 31, 2016 as presented the table above reflect the correct classification of these net expenses.
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
With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment.  In connection with the change in operating segments noted above, we have reallocated $26.5 million of goodwill from our former Video Intelligence segment to our Customer Engagement segment, and $11.4 million to our Cyber Intelligence segment. The allocations of goodwill and acquired intangible assets by operating segment appear in Note 5, "Intangible Assets and Goodwill".

15. SUBSEQUENT EVENT

Business Combination

On November 16, 2016, we completed the acquisition of all of the outstanding shares of OpinionLab, Inc. ("OpinionLab"), a leading SaaS provider of omnichannel Voice of Customer (“VoC”) feedback solutions which help organizations collect, understand, and leverage customer insights, helping drive smarter, real-time business action. OpinionLab is based in Chicago, Illinois.

The purchase price consisted of $56.4 million of cash paid at the closing, funded from cash on hand, partially offset by $6.4 million of OpinionLab's cash received in the acquisition, resulting in net cash consideration at closing of $50.0 million, and we agreed to pay potential additional future cash consideration of up to $28.0 million, contingent upon the achievement of certain performance targets over the period from closing through January 31, 2021. The purchase price is subject to customary purchase price adjustments related to the final determination of OpinionLab's cash, net working capital, transaction expenses, and taxes as of November 16, 2016. The acquired business is being integrated into our Customer Engagement operating segment.

We incurred transaction and related costs, consisting primarily of professional fees directly related to the acquisition of OpinionLab, of $0.3 million for the three months ended October 31, 2016. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

We are currently in the process of completing the purchase price accounting and related allocations associated with the acquisition of OpinionLab. Although this work is still in process, at this time we anticipate that a significant portion of the purchase price will be allocated to goodwill and acquired identifiable intangible assets, including technology and customer assets, and we expect the preliminary purchase price accounting to be completed during the three months ending January 31, 2017. Additionally, we are still determining the pro forma impact of this acquisition on our operating results for the applicable historical reporting periods.

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

Overview

Our Business

Verint is a global leader in Actionable Intelligence solutions. Actionable Intelligence is a necessity in a dynamic world of massive information growth because it empowers organizations with crucial insights and enables decision makers to anticipate, respond, and take action. With Verint solutions and value-added services, organizations of all sizes and across many industries can make more timely and effective decisions. Today, more than 10,000 organizations in approximately 180 countries, including over 80 percent of the Fortune 100, use Verint solutions to improve enterprise performance and make the world a safer place. Verint’s vision is to create A Smarter World with Actionable Intelligence.

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

Through July 31, 2016, we conducted our business in three operating segments—Enterprise Intelligence Solutions ("Enterprise Intelligence"), Cyber Intelligence Solutions ("Cyber Intelligence"), and Video and Situation Intelligence Solutions ("Video Intelligence"), through which we aligned our resources and domain expertise to effectively address Actionable Intelligence market opportunities. Our Enterprise Intelligence solutions served the Customer Engagement market, while our Cyber

Intelligence solutions and Video Intelligence solutions served the Security Intelligence market. Solutions from all three operating segments served the Fraud, Risk, and Compliance market.

In August 2016, we reorganized into two businesses, and beginning with this report as of and for the three and nine months ended October 31, 2016, we are reporting our results in two operating segments, Customer Engagement Solutions ("Customer Engagement") and Cyber Intelligence Solutions ("Cyber Intelligence").

Over time, our Video Intelligence business has evolved to focus on two use cases: the first is fraud mitigation and loss prevention, and the second is situational intelligence and incident response. The fraud and loss prevention use case is applicable to our banking and retail customers, while the situational intelligence and incident response use case is applicable to other verticals, including our public sector and campus customers. As part of this evolution, in August 2016, we separated our Video Intelligence team to create better vertical market alignment and growth opportunities. We transitioned the banking and retail portion of the Video Intelligence team into our Enterprise Intelligence segment, aligning it with our large banking and retail customer presence in our Enterprise Intelligence segment. This combined segment has been named Customer Engagement Solutions. We transitioned the situational intelligence portion of the Video Intelligence team into our Cyber Intelligence segment, reflecting this business’s focus on security and public safety. We believe this change creates two strong businesses of scale, well positioned for growth in their respective markets, with dedicated management teams, unique product portfolios, and domain expertise, and aligns with the manner in which, beginning for the three and nine months ended October 31, 2016, our CODM receives and uses financial information to allocate resources and evaluate the performance of our Customer Engagement and Cyber Intelligence businesses.

This change in segment reporting is reflected in the condensed consolidated financial statements as of and for the three and nine months ending October 31, 2016 included in this report. Comparative segment financial information provided for prior periods has been recast to conform to this revised segment structure.

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

•
Evolving technologies and market potential. Our success depends in part on our ability to keep pace with technological changes, customer challenges, and evolving industry standards in our product offerings, successfully developing, launching, and driving demand for new, innovative, high-quality products and services that meet or exceed customer needs, and identifying, entering, and prioritizing areas of growing market potential. For example, in our Cyber Intelligence business, stronger and more frequent use of encryption has created significantly greater challenges for our customers and for our solutions to address, and in our Customer Engagement business, we are seeing significant interest in cloud-based deployments.

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

•
Information technology and government spending. Our growth and results depend in part on general economic conditions and the pace of information technology spending by both commercial and governmental customers. During the year ended January 31, 2016, we began experiencing extended sales cycles, particularly for large projects, a reduction in deal sizes, and pressure on maintenance renewals for our Customer Engagement solutions. The trends of extended sales cycles and reduced deal sizes were particularly acute for our Cyber Intelligence business, which has considerable exposure to conditions in emerging markets where some budgets have been reduced due to weak economic conditions and currency devaluations.

In our Customer Engagement segment, we have adjusted our sales strategy to engage more closely with our customers on their long-term customer engagement optimization strategy and to focus more directly on their near-term priorities and budget constraints, including by emphasizing the flexible and modular nature of our solution portfolio, in which a customer can make an initial purchase anywhere in our portfolio and then expand into other areas over time, or can make a larger, more transformational suite purchase all at once. We have also continued to increase the flexibility of our deployment model, affording our customers the choice of deploying our solutions on-premises or in the cloud, and we also offer a menu of managed services. We have also implemented new sales commission plans to better align with our revised sales strategy.

In our Cyber Intelligence segment, we believe that our solutions have proven to be very effective in fighting terrorism and crime, which continues to be a high priority around the world. As a result, we have continued to expand our solutions portfolio, including the recent introduction of a new fusion intelligence solution, ongoing enhancements of our cyber security solutions, and enhancements to our video analytics and situational intelligence solutions. We believe that the decline in business in emerging markets is temporary and will improve as economic conditions in these markets strengthen. We have therefore maintained our efforts in these markets through the decline and are well positioned to resume growth in these markets when conditions improve. We have also provided additional focus on smaller transactions for purposes of achieving a better mix of transaction sizes, for both our leading edge and legacy solutions.

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

There were no significant changes to our critical accounting policies and estimates during the nine months ended October 31, 2016.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and nine months ended October 31, 2016 and 2015:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue	$258,902	$284,054	$766,247	$849,472
Operating income (loss)	$5,525	$22,328	$(2,017)	$40,648
Net (loss) income attributable to Verint Systems Inc.	$(8,237)	$7,634	$(37,398)	$133
Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.13)	$0.12	$(0.60)	$0.00
Diluted	$(0.13)	$0.12	$(0.60)	$0.00

Three Months Ended October 31, 2016 compared to Three Months Ended October 31, 2015. Our revenue decreased approximately $25.2 million, or 9%, to $258.9 million in the three months ended October 31, 2016 from $284.1 million in the three months ended October 31, 2015. The decrease consisted of a $27.6 million decrease in product revenue, partially offset by a $2.4 million increase in service and support revenue.  In our Cyber Intelligence segment, revenue decreased approximately $22.3 million, or 21%, from $108.5 million in the three months ended October 31, 2015 to $86.1 million in the three months ended October 31, 2016.  The decrease consisted of a $17.5 million decrease in product revenue and a $4.8 million decrease in service and support revenue. In our Customer Engagement segment, revenue decreased $2.8 million, or approximately 2%, from $175.6 million in the three months ended October 31, 2015 to $172.8 million in the three months ended October 31, 2016.  The decrease consisted of a $10.1 million decrease in product revenue, partially offset by a $7.3 million increase in service and support revenue. For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, in Europe, the Middle East and Africa ("EMEA"), and in the Asia-Pacific ("APAC") regions represented approximately 53%, 29%, and 18% of our total revenue, respectively, in the three months ended October 31, 2016, compared to approximately 54%, 29%, and 17%, respectively, in the three months ended October 31, 2015. Further details of changes in revenue are provided below.

We reported operating income of $5.5 million in the three months ended October 31, 2016 compared to operating income of $22.3 million in the three months ended October 31, 2015.  This decrease in operating income was primarily due to a $22.8 million decrease in gross profit, from $178.5 million to $155.7 million, partially offset by a $6.0 million decrease in operating expenses, from $156.2 million to $150.2 million. The decrease in operating expenses consisted of a $4.4 million decrease in net research and development expenses, a decrease of $0.6 million in amortization of other acquired intangible assets, and a $1.0 million decrease in selling, general and administrative expenses. Further details of changes in operating income are provided below. The decrease in gross profit was primarily due to decreased gross profit in our Cyber Intelligence segment, as further described below.

Net loss attributable to Verint Systems Inc. was $8.2 million, and diluted net loss per common share was $0.13, in the three months ended October 31, 2016 compared to net income attributable to Verint Systems Inc. of $7.6 million, and diluted net income per common share of $0.12, in the three months ended October 31, 2015.  The increased net loss attributable to Verint Systems Inc. and diluted net loss per common share in the three months ended October 31, 2016 was primarily due to decreased operating income during the three months ended October 31, 2016 as described above, partially offset by $1.0 million increase in net gains on derivative instruments and a $1.8 million decrease in other, net expense. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the three months ended October 31, 2016 to average exchange rates for the three months ended October 31, 2015, the U.S. dollar strengthened relative to the British pound sterling and our hedged Israeli shekel rate, resulting in an overall decrease in our revenue, cost of revenue and operating expenses on a U.S. dollar-denominated basis.  For the three months ended October 31, 2016, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended October 31, 2015, our revenue would have been approximately $2.5 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $4.3 million higher, which would have resulted in a $1.8 million decrease in operating income.

Nine Months Ended October 31, 2016 compared to Nine Months Ended October 31, 2015. Our revenue decreased approximately $83.3 million, or 10%, to $766.2 million in the nine months ended October 31, 2016 from $849.5 million in the nine months ended October 31, 2015. The decrease consisted of a $85.9 million decrease in product revenue, partially offset by a $2.8 million increase in service and support revenue.  In our Cyber Intelligence segment, revenue decreased approximately $86.3 million, or 26%, from $333.5 million in the nine months ended October 31, 2015 to $247.2 million in the nine months ended October 31, 2016.  The decrease consisted of a $68.1 million decrease in product revenue and a $18.2 million decrease in service and support revenue. In our Customer Engagement segment, revenue increased $3.0 million, or approximately 1%, from $516.0 million in the nine months ended October 31, 2015 to $519.0 million in the nine months ended October 31, 2016. The increase consisted of a $21.0 million increase in service and support revenue, partially offset by a $18.0 million decrease in product revenue. For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, EMEA, and in the APAC regions represented approximately 54%, 30%, and 16% of our total revenue, respectively, in the nine months ended October 31, 2016, compared to approximately 52%, 31%, and 17%, respectively, in the nine months ended October 31, 2015. Further details of changes in revenue are provided below.

We reported an operating loss of $2.0 million in the nine months ended October 31, 2016 compared to operating income of $40.6 million in the nine months ended October 31, 2015.  This decrease in operating income was primarily due to a $62.3 million decrease in gross profit, from $522.2 million to $459.9 million, partially offset by a $19.7 million decrease in operating expenses, from $481.6 million to $461.9 million. The decrease in operating expenses consisted of a $14.4 million decrease in selling, general and administrative expenses and a $5.9 million decrease in research and development expenses, partially offset by a $0.6 million increase in amortization of other acquired intangible assets. Further details of changes in operating income are provided below. The decrease in gross profit was primarily due to decreased gross profit in our Cyber Intelligence segment, as further described below.

Net loss attributable to Verint Systems Inc. was $37.4 million, and diluted net loss per common share was $0.60, in the nine months ended October 31, 2016 compared to net income attributable to Verint Systems Inc. of $0.1 million, and diluted net income per common share of $0.00, in the nine months ended October 31, 2015.  The increased net loss attributable to Verint Systems Inc. and diluted net loss per common share in the nine months ended October 31, 2016 was primarily due to an operating loss during the nine months ended October 31, 2016 as described above, a $1.3 million increase in net losses on derivative financial instruments, and a $0.9 million increase in other, net expense, partially offset by a $7.3 million increase in net foreign currency gains and a $0.4 million decrease in provision for income taxes. Further details of these changes are provided below.

When comparing average exchange rates for the nine months ended October 31, 2016 to average exchange rates for the nine months ended October 31, 2015, the U.S. dollar strengthened relative to the British pound sterling, Brazilian real, and our hedged Israeli shekel rate, resulting in an overall decrease in our revenue, cost of revenue, and operating expenses on a U.S. dollar-denominated basis.  For the nine months ended October 31, 2016, had foreign currency exchange rates remained unchanged from rates in effect for the nine months ended October 31, 2015, our revenue would have been approximately $7.5 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $13.3 million higher, which would have resulted in a $5.8 million decrease in operating income.

As of October 31, 2016 we employed approximately 4,900 professionals, including part-time employees and certain contractors. as compared to 4,800 at October 31, 2015.

Revenue by Operating Segment

The following table sets forth revenue for each of our two operating segments for the three and nine months ended October 31, 2016 and 2015:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2016	2015	2016 - 2015	2016	2015	2016 - 2015
Customer Engagement	$172,757	$175,607	(2)%	$519,010	$515,991	1%
Cyber Intelligence	86,145	108,447	(21)%	247,237	333,481	(26)%
Total revenue	$258,902	$284,054	(9)%	$766,247	$849,472	(10)%

Customer Engagement Segment

Three Months Ended October 31, 2016 compared to Three Months Ended October 31, 2015. Customer Engagement revenue decreased approximately $2.8 million, or 2%, from $175.6 million in the three months ended October 31, 2015 to $172.8 million in the three months ended October 31, 2016.  The decrease consisted of a $10.1 million decrease in product revenue, partially offset by a $7.3 million increase in service and support revenue. The decrease in product revenue was primarily due to a decrease in revenue from on-premises licensing arrangements in the three months ended October 31, 2016 compared to the three months ended October 31, 2015. We continue to experience a shift in our revenue mix from product revenue to service and support revenue as a result of several factors, including a higher component of service offerings in our standard arrangements (including licenses sold through cloud deployment) an increase in services associated with customer product upgrades, and growth in our customer install base.

Nine Months Ended October 31, 2016 compared to Nine Months Ended October 31, 2015. Customer Engagement revenue increased approximately $3.0 million, or 1%, from $516.0 million in the nine months ended October 31, 2015 to $519.0 million in the nine months ended October 31, 2016.  The increase consisted of a $21.0 million increase in service and support revenue, partially offset by an $18.0 million decrease in product revenue. We continue to experience a shift in our revenue mix from product revenue to service and support revenue as a result of several factors, including a higher component of service offerings in our standard arrangements (including licenses sold through cloud deployment), an increase in services associated with customer product upgrades, and growth in our customer install base. Excluding a decrease in revenue associated with the fraud and loss prevention solutions that were transitioned to the Customer Engagement segment from our former Video Intelligence segment, revenue increased $7.1 million in the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015. The increase in Customer Engagement revenue reflects the implementation of our product strategy of expanding our portfolio of Customer Engagement Solutions, through both internal development and acquisitions, and our go-to-market strategy of offering customers the ability to purchase our best-of-breed solutions individually or part of a more comprehensive deployment.

Cyber Intelligence Segment

Three Months Ended October 31, 2016 compared to Three Months Ended October 31, 2015. Cyber Intelligence revenue decreased approximately $22.3 million, or 21%, from $108.5 million in the three months ended October 31, 2015 to $86.1 million in the three months ended October 31, 2016.  The decrease consisted of a $17.5 million decrease in product revenue and a $4.8 million decrease in service and support revenue. The decrease in product revenue was primarily due to a decrease in product deliveries and a decrease in progress realized during the current year on projects with revenue recognized using the percentage of completion ("POC") method, some of which commenced in previous fiscal years. The decrease in service and support revenue was primarily attributable to a decrease in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in previous fiscal years, partially offset by an increase in support revenue from new and existing customers.

Nine Months Ended October 31, 2016 compared to Nine Months Ended October 31, 2015. Cyber Intelligence revenue decreased approximately $86.3 million, or 26%, from $333.5 million in the nine months ended October 31, 2015 to $247.2 million in the nine months ended October 31, 2016.  The decrease consisted of a $68.1 million decrease in product revenue and an $18.2 million decrease in service and support revenue. The decrease in product revenue was primarily due to a decrease in product deliveries and a decrease in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in previous fiscal years. The decrease in service and support revenue was primarily attributable to a decrease in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in previous fiscal years, partially offset by an increase in support and other value-added services revenue from new and existing customers.

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

The following table sets forth product revenue and service and support revenue for the three and nine months ended October 31, 2016 and 2015:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2016	2015	2016 - 2015	2016	2015	2016 - 2015
Product revenue	$88,004	$115,573	(24)%	$254,172	$340,139	(25)%
Service and support revenue	170,898	168,481	1%	512,075	509,333	1%
Total revenue	$258,902	$284,054	(9)%	$766,247	$849,472	(10)%

Product Revenue

Three Months Ended October 31, 2016 compared to Three Months Ended October 31, 2015. Product revenue decreased approximately $27.6 million, or 24%, from $115.6 million for the three months ended October 31, 2015 to $88.0 million for the three months ended October 31, 2016, resulting from a $17.5 million decrease in our Cyber Intelligence segment and a $10.1 million decrease in our Customer Engagement segment.

Nine Months Ended October 31, 2016 compared to Nine Months Ended October 31, 2015. Product revenue decreased approximately $85.9 million, or 25%, from $340.1 million for the nine months ended October 31, 2015 to $254.2 million for the nine months ended October 31, 2016, resulting from a $68.1 million decrease in our Cyber Intelligence segment and a $18.0 million decrease in our Customer Engagement segment.

For additional information see "—Revenue by Operating Segment".

Service and Support Revenue

Three Months Ended October 31, 2016 compared to Three Months Ended October 31, 2015. Service and support revenue increased approximately $2.4 million, or 1%, from $168.5 million for the three months ended October 31, 2015 to $170.9 million for the three months ended October 31, 2016.  This increase was primarily attributable to a $7.3 million increase in our Customer Engagement segment, partially offset by a $4.8 million decrease in our Cyber Intelligence segment.

Nine Months Ended October 31, 2016 compared to Nine Months Ended October 31, 2015. Service and support revenue increased approximately $2.8 million, or 1% from $509.3 million for the nine months ended October 31, 2015 to $512.1 million for the nine months ended October 31, 2016.  This increase was primarily attributable to an increase of $21.0 million in our Customer Engagement segment, partially offset by an $18.2 million decrease in our Cyber Intelligence segment.

For additional information see "— Revenue by Operating Segment".

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the three and nine months ended October 31, 2016 and 2015:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2016	2015	2016 - 2015	2016	2015	2016 - 2015
Cost of product revenue	$29,499	$34,982	(16)%	$82,455	$111,756	(26)%
Cost of service and support revenue	64,007	61,475	4%	195,892	188,576	4%
Amortization of acquired technology	9,700	9,060	7%	28,014	26,896	4%
Total cost of revenue	$103,206	$105,517	(2)%	$306,361	$327,228	(6)%

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

Three Months Ended October 31, 2016 compared to Three Months Ended October 31, 2015. Cost of product revenue decreased approximately $5.5 million, or 16%, from $35.0 million in the three months ended October 31, 2015 to $29.5 million in the three months ended October 31, 2016 primarily due to decreased cost of revenue in our Cyber Intelligence segment as a result of decreased revenue discussed above. Our overall product gross margins decreased to 66% in the three months ended October 31, 2016 from 70% in the three months ended October 31, 2015. Product gross margins in our Customer Engagement segment decreased from 84% in the three months ended October 31, 2015 to 81% in the three months ended October 31, 2016. Product gross margins in our Cyber Intelligence segment decreased from 62% in the three months ended October 31, 2015 to 57% in the three months ended October 31, 2016 primarily due to a change in product mix.  Our product gross margins in our Customer Engagement segment are lower than our former Enterprise Intelligence segment as a result of the inclusion of hardware products associated with the fraud and loss prevention solutions that were transitioned to the Customer Engagement segment from our former Video Intelligence segment.

Nine Months Ended October 31, 2016 compared to Nine Months Ended October 31, 2015. Cost of product revenue decreased approximately $29.3 million, or 26%, from $111.8 million in the nine months ended October 31, 2015 to $82.5 million in the nine months ended October 31, 2016 primarily due to decreased cost of revenue in our Cyber Intelligence segment as a result of decreased revenue discussed above. Our overall product gross margins increased to 68% in the nine months ended October 31, 2016 from 67% in the nine months ended October 31, 2015. Product gross margins in our Customer Engagement segment decreased from 82% in the three months ended October 31, 2015 to 81% in the nine months ended October 31, 2016. Product gross margins in our Cyber Intelligence segment decreased from 62% in the nine months ended October 31, 2015 to 58% in the nine months ended October 31, 2016 primarily due to a change in product mix and decreased product revenue, resulting in decreased absorption of fixed overhead costs during the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015.  Our product gross margins in our Customer Engagement segment are lower than our former Enterprise Intelligence segment as a result of the inclusion of hardware products associated with the fraud and loss prevention solutions that were transitioned to the Customer Engagement segment from our former Video Intelligence segment.

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

Three Months Ended October 31, 2016 compared to Three Months Ended October 31, 2015. Cost of service and support revenue increased approximately $2.5 million, or 4%, from $61.5 million in the three months ended October 31, 2015 to $64.0 million in the three months ended October 31, 2016. Cost of service revenue increased in our Customer Engagement segment primarily due to increased employee compensation and related expense in our Customer Engagement segment as a result of additional services employee headcount in connection with business combinations that closed in the nine months ended October 31, 2016. This increase was offset primarily by decreased cost of service revenue in our Cyber Intelligence segment due primarily to decreased employee compensation and related expense. Our overall service and support gross margins decreased from 64% in the three months ended October 31, 2015 to 63% in the three months ended October 31, 2016.

Nine Months Ended October 31, 2016 compared to Nine Months Ended October 31, 2015. Cost of service and support revenue increased approximately $7.3 million, or 4%, from $188.6 million in the nine months ended October 31, 2015 to $195.9 million in the nine months ended October 31, 2016. The increase is primarily attributable to increased cost of service and support revenue in our Customer Engagement segment resulting from the addition of business combinations that closed in the nine months ended October 31, 2016. Our overall service and support gross margins decreased from 63% in the nine months ended October 31, 2015 to 62% in the nine months ended October 31, 2016.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended October 31, 2016 compared to Three Months Ended October 31, 2015. Amortization of acquired technology increased approximately $0.6 million, or 7%, from $9.1 million in the three months ended October 31, 2015 to $9.7 million in the three months ended October 31, 2016. The increase was attributable to amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the nine months ended October 31, 2016, partially offset by a decrease in amortization expense as a result of acquired technology intangibles from historical business combinations becoming fully amortized.

Nine Months Ended October 31, 2016 compared to Nine Months Ended October 31, 2015. Amortization of acquired technology increased approximately $1.1 million, or 4%, from $26.9 million in the nine months ended October 31, 2015 to $28.0 million in the nine months ended October 31, 2016 primarily due to an increase in amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the nine months ended October 31, 2016, partially offset by the inclusion of a $2.3 million impairment of an acquired technology asset in the nine months ended October 31, 2015, with no impairments recorded during the nine months ended October 31, 2016, and a decrease in amortization expense as a result of acquired technology intangibles from historical business combinations becoming fully amortized.

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

The following table sets forth research and development, net for the three and nine months ended October 31, 2016 and 2015:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2016	2015	2016 - 2015	2016	2015	2016 - 2015
Research and development, net	$41,028	$45,443	(10)%	$128,847	$134,741	(4)%

Three Months Ended October 31, 2016 compared to Three Months Ended October 31, 2015. Research and development, net decreased approximately $4.4 million, or 10%, from $45.4 million in the three months ended October 31, 2015 to $41.0 million in the three months ended October 31, 2016.  The decrease is primarily due to decreased employee compensation and related expenses primarily due to decreased research and development employee headcount in both of our operating segments.

Nine Months Ended October 31, 2016 compared to Nine Months Ended October 31, 2015. Research and development, net decreased approximately $5.9 million, or 4%, from $134.7 million in the nine months ended October 31, 2015 to $128.8 million in the nine months ended October 31, 2016.  Employee compensation and related expenses decreased $6.8 million primarily due to decreased research and development employee headcount in both of our operating segments. This decrease was partially offset by a $0.5 million increase in research and development expense as a result of a decrease in research and development reimbursements received from government programs during the nine months ended October 31, 2016 compared to the nine months ended October 31, 2015, primarily in our Customer Engagement segment, a $0.3 million increase in depreciation expense on fixed assets used for research and development activities and a $0.3 million increase in research and development expense as a result of decreased capitalization of software development costs in our Cyber Intelligence segment compared to the nine months ended October 31, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three and nine months ended October 31, 2016 and 2015:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2016	2015	2016 - 2015	2016	2015	2016 - 2015
Selling, general and administrative	$98,899	$99,870	(1)%	$300,080	$314,489	(5)%

Three Months Ended October 31, 2016 compared to Three Months Ended October 31, 2015. Selling, general and administrative expenses decreased approximately $1.0 million, or 1%, from $99.9 million in the three months ended October 31, 2015 to $98.9 million in the three months ended October 31, 2016. This decrease was primarily attributable to the following:

•	$1.8 million decrease in employee compensation and related expenses due primarily to a decrease in headcount of general and administrative employees

•	$1.9 million decrease in agent commissions in our Cyber Intelligence segment

•	$0.9 million decrease in travel and sales and marketing expenses primarily in our Customer Engagement segment.

•
$2.1 million decrease in stock-based compensation expense due primarily to a decrease in expense related to our performance based awards and stock bonus and bonus share programs (which are discussed in Note 12, "Stock-based Compensation" to our condensed consolidated financial statements included under Part I, Item 1 of this report)

•	$0.2 million decrease as a result of increased capitalized software development costs compared to the three months ended October 31, 2015.

These decreases were partially offset by the following:

•	$2.8 million increase in facilities expense primarily as a result of the inclusion of a $1.8 million charge associated with the partial abandonment of a facility in our Americas region

•
$3.2 million increase in the change in fair value of our obligations under contingent consideration arrangements from a net benefit of $1.0 million during the three months ended October 31, 2015 to net expense of $2.2 million, resulting in an increase in selling, general, and administrative expense.

Nine Months Ended October 31, 2016 compared to Nine Months Ended October 31, 2015. Selling, general and administrative expenses decreased approximately $14.4 million, or 5%, from $314.5 million in the nine months ended October 31, 2015 to $300.1 million in the nine months ended October 31, 2016. This decrease was primarily attributable to the following:

•	$3.9 million decrease as a result of increased capitalized software development costs compared to the nine months ended October 31, 2015

•	$3.2 million decrease in employee compensation and related expenses due primarily to a decrease in headcount of general and administrative employees

•	$5.5 million decrease in agent commissions in our Cyber Intelligence segment

•	$1.0 million decrease in travel expense primarily in our Customer Engagement segment

•
$5.8 million decrease in stock-based compensation expense due primarily to a decrease in expense related to our performance based awards and stock bonus and bonus share programs (which is discussed in Note 12, "Stock-based Compensation" to our condensed consolidated financial statements included under Part I, Item 1 of this report).

These decreases were partially offset by an increase in the change in fair value of our obligations under contingent consideration arrangements from a net benefit of $0.1 million during the nine months ended October 31, 2015 to net expense of $4.8 million in the nine months ended October 31, 2016, resulting in a $4.9 million increase in selling, general, and administrative expense.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names, and non-compete agreements.

The following table sets forth amortization of other acquired intangible assets for the three and nine months ended October 31, 2016 and 2015:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2016	2015	2016 - 2015	2016	2015	2016 - 2015
Amortization of other acquired intangible assets	$10,244	$10,896	(6)%	$32,976	$32,366	2%

Three Months Ended October 31, 2016 compared to Three Months Ended October 31, 2015. Amortization of other acquired intangible assets decreased approximately $0.7 million, or 6%, from $10.9 million in the three months ended October 31, 2015 to $10.2 million in the three months ended October 31, 2016. Amortization of acquired intangible assets decreased $0.7 million as a result of acquired intangible assets from historical business combinations becoming fully amortized, partially offset by an increase in amortization expense from acquired intangible assets from business combinations that closed during the nine months ended October 31, 2016.

Nine Months Ended October 31, 2016 compared to Nine Months Ended October 31, 2015. Amortization of other acquired intangible assets increased approximately $0.6 million, or 2%, from $32.4 million in the nine months ended October 31, 2015 to $33.0 million in the nine months ended October 31, 2016 primarily due to a $2.1 million increase in amortization as a result of acquired intangible assets from business combinations that closed during the nine months ended October 31, 2016, partially offset by a decrease in amortization expense as a result of acquired intangible assets from historical business combinations becoming fully amortized.

Further discussion regarding our business combinations appears in Note 4, "Business Combinations" to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the three and nine months ended October 31, 2016 and 2015:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2016	2015	2016 - 2015	2016	2015	2016 - 2015
Interest income	$229	$335	(32)%	$695	$992	(30)%
Interest expense	(8,708)	(8,467)	3%	(25,976)	(25,365)	2%
Other (expense) income:
Foreign currency (losses) gains, net	(2,152)	(2,517)	(15)%	1,870	(5,434)	*
Gains (losses) on derivatives	1,266	309	*	(696)	583	*
Other, net	(235)	(1,967)	(88)%	(3,834)	(2,864)	34%
Total other (expense) income, net	(1,121)	(4,175)	(73)%	(2,660)	(7,715)	(66)%
Total other expense, net	$(9,600)	$(12,307)	(22)%	$(27,941)	$(32,088)	(13)%

* Percentage is not meaningful.

Three Months Ended October 31, 2016 compared to Three Months Ended October 31, 2015. Total other expense, net, decreased by $2.7 million from $12.3 million in the three months ended October 31, 2015 to $9.6 million in the three months ended October 31, 2016.

We recorded $2.2 million of net foreign currency losses in the three months ended October 31, 2016 compared to $2.5 million of net foreign currency losses in the three months ended October 31, 2015.  Foreign currency losses in the three months ended October 31, 2016 resulted primarily from the strengthening of the U.S. dollar against the British pound sterling from July 31, 2016 to October 31, 2016, resulting in foreign currency losses on U.S dollar-denominated net liabilities in certain entities which use British pound sterling functional currency and the strengthening of the U.S. dollar against the Singapore dollar from July

31, 2016 to October 31, 2016, resulting in foreign currency losses on Singapore dollar-denominated net assets in certain entities which use a U.S. dollar functional currency.

In the three months ended October 31, 2016, there were net gains on derivative financial instruments (not designated as hedging instruments) of $1.3 million, compared to net gains of $0.3 million on such instruments for the three months ended October 31, 2015.  The net gains in the current year primarily reflected gains on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Brazilian real.

Other, net expense decreased by $1.8 million from $2.0 million in the three months ended October 31, 2015 to $0.2 million in the three months ended October 31, 2016 primarily due to write-offs of indemnification assets associated with tax liabilities recorded in connection with prior business combinations during the three months ended October 31, 2015, with no comparable write-offs during the three months ended October 31, 2016.

Nine Months Ended October 31, 2016 compared to Nine Months Ended October 31, 2015. Total other expense, net, decreased by $4.2 million from $32.1 million in the nine months ended October 31, 2015 to $27.9 million in the nine months ended October 31, 2016.

We recorded $1.9 million of net foreign currency gains in the nine months ended October 31, 2016 compared to $5.4 million of net foreign currency losses in the nine months ended October 31, 2015.  Foreign currency gains in the nine months ended October 31, 2016 resulted primarily from weakening of the U.S. dollar against the Singapore dollar from January 31, 2016 to October 31, 2016, resulting in foreign currency gains on Singapore dollar-denominated net assets in certain entities which use a U.S. dollar functional currency and the strengthening of the euro against the British pound sterling, resulting in foreign currency gains on euro-denominated net assets in certain entities which use a British pound sterling functional currency.

In the nine months ended October 31, 2016, there were net losses on derivative financial instruments (not designated as hedging instruments) of $0.7 million, compared to net gains of $0.6 million on such instruments for the nine months ended October 31, 2015.  The net losses in the current year reflected losses on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Brazilian real.

Other, net expense increased by $0.9 million from $2.9 million in the nine months ended October 31, 2015 to $3.8 million in the nine months ended October 31, 2016. In the nine months ended October 31, 2016, we recorded a write-off of a $2.4 million cost-basis investment in our Cyber Intelligence segment. In the nine months ended October 31, 2015, other, net expense consisted primarily of write-offs of indemnification assets associated with tax liabilities recorded in connection with prior business combinations.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three and nine months ended October 31, 2016 and 2015:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2016	2015	2016 - 2015	2016	2015	2016 - 2015
Provision for income taxes	$3,359	$1,551	117%	$4,747	$5,119	(7)%

Three Months Ended October 31, 2016 compared to Three Months Ended October 31, 2015. Our effective income tax rate was negative 82.4% for the three months ended October 31, 2016, compared to an effective income tax rate of 15.5% for the three months ended October 31, 2015.  For the three months ended October 31, 2016, pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was lower than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $3.4 million on a pre-tax loss of $4.1 million, which represented a negative effective income tax rate of 82.4%.

For the three months ended October 31, 2015, pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was higher than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. In addition, following the receipt of an approval from a foreign government agency and of a tax ruling in a foreign jurisdiction, we adjusted certain unrecognized tax benefits and deferred tax items resulting in net discrete income tax benefits of $3.4 million. We also recorded a discrete income tax benefit of $1.5 million for the adjustment of certain unrecognized tax benefits established in connection with the KANA acquisition. The adjustment to the KANA acquisition unrecognized tax benefits resulted in a charge within other expense, net due to the write-

off of an indemnification asset. The result was an income tax provision of $1.6 million on pre-tax income of $10.0 million, which represented an effective income tax rate of 15.5%.

Nine Months Ended October 31, 2016 compared to Nine Months Ended October 31, 2015. Our effective income tax rate was negative 15.8% for the nine months ended October 31, 2016, compared to an effective income tax rate of 59.8% for the nine months ended October 31, 2015.  For the nine months ended October 31, 2016, pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was significantly lower than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $4.7 million on a pre-tax loss of $30.0 million, which represented a negative effective income tax rate of 15.8%.

For the nine months ended October 31, 2015, pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was slightly higher than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. In addition, following the receipt in the three months ended October 31, 2015 of an approval from a foreign government agency and of a tax ruling in a foreign jurisdiction, we adjusted certain unrecognized tax benefits and deferred tax items resulting in net discrete income tax benefits of $3.4 million. During the three months ended October 31, 2015, we also recorded a discrete income tax benefit of $1.5 million for the adjustment of certain unrecognized tax benefits established in connection with the KANA acquisition. The adjustment to the KANA acquisition unrecognized tax benefits resulted in a charge within other expense, net due to the write-off of an indemnification asset. Also, following the receipt of a tax ruling in a foreign jurisdiction in the three months ended April 30, 2015, we reorganized certain operations within the foreign jurisdiction resulting in a discrete income tax benefit of $3.0 million. The result was an income tax provision of $5.1 million on pre-tax income of $8.6 million, which represented an effective income tax rate of 59.8%.

Backlog

While we have certain projects with multiple deliverables over longer periods of time, for most of our transactions, delivery generally occurs within several months following receipt of the order. As a result, we believe that our backlog at any particular time is generally not meaningful because it is not necessarily indicative of future revenue.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We have used cash as consideration for substantially all of our historical business acquisitions, including approximately $72 million of net cash expended for business acquisitions during the nine months ended October 31, 2016, and $50 million of net cash expended for a business acquisition in November 2016.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise additional equity or debt capital in the capital markets.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $257.5 million and $306.1 million as of October 31, 2016 and January 31, 2016, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and bank time deposits of $44.4 million and $15.4 million at

October 31, 2016 and January 31, 2016, respectively. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months or for the foreseeable future.

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

The following table summarizes our total cash, cash equivalents, restricted cash and bank time deposits, and short-term investments, as well as our total debt, as of October 31, 2016 and January 31, 2016:

	October 31,	January 31,
(in thousands)	2016	2016
Cash and cash equivalents	$295,829	$352,105
Restricted cash and bank time deposits	14,628	11,820
Short-term investments	10,318	55,982
Total cash, cash equivalents, restricted cash and bank time deposits, and short-term investments	$320,775	$419,907
Total debt, including current portion	$746,776	$738,087

The principal activities comprising the net decrease in cash, cash equivalents, restricted cash and bank time deposits, and short-term investments during the nine months ended October 31, 2016 were expenditures of $72 million for business acquisitions, $36 million for purchases of treasury stock, $22 million for investments in property, equipment, and capitalized software development costs, and $32 million for other investing activities, partially offset by $72 million of cash generated from operating activities. The $32 million of other investing activities consisted primarily of restrictions on the use of certain existing cash balances, which are required to secure contract performance obligations, resulting in such restricted cash being classified within other assets on our condensed consolidated balance sheet.
Condensed Consolidated Cash Flow Activity
The following table summarizes selected items from our condensed consolidated statements of cash flows for the nine months ended October 31, 2016 and 2015:

	Nine Months Ended October 31,
(in thousands)	2016	2015
Net cash provided by operating activities	$71,689	$87,571
Net cash used in investing activities	(80,632)	(94,944)
Net cash used in financing activities	(42,189)	(5,062)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(5,144)	(377)
Net decrease in cash and cash equivalents	$(56,276)	$(12,812)

Our operating activities generated $71.7 million of cash during the nine months ended October 31, 2016, which was offset by $122.8 million of net cash used in combined investing and financing activities during this period.  Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income, as adjusted for non-cash items and working capital changes. Operating activities generated $71.7 million of net cash during the nine months ended October 31, 2016, compared to $87.6 million generated during the nine months ended October 31, 2015. An $11.9 million increase in net income tax payments in the current-year nine month period, compared to the prior year nine-month period, contributed to the decline in net cash provided by operating activities.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the nine months ended October 31, 2016, our investing activities used $80.6 million of net cash, including $72.3 million of net cash utilized for business acquisitions, $22.3 million of payments for property, equipment, and capitalized software development costs, and $31.7 million of net cash used in other investing activities, consisting primarily of an increase in restricted cash and bank time deposits during the period. Restricted cash and bank time deposits are typically short-term deposits used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period. The increase in restricted cash and bank time deposits during the nine months ended October 31, 2016 reflected increased restricted cash associated with several large sales contracts. Partially offsetting those uses were $45.7 million of net proceeds from sales, maturities, and purchases of short-term investments.

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

We had no significant commitments for capital expenditures at October 31, 2016.

Net Cash Used in Financing Activities

For the nine months ended October 31, 2016, our financing activities used $42.2 million of net cash, the most significant portions of which were payments of $35.9 million for purchases of treasury stock under our share repurchase program and $3.2 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations.

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

During the nine months ended October 31, 2016, we acquired 1,000,000 shares of treasury stock at a cost of $35.9 million under this program.

In November 2016, we completed the acquisition of OpinionLab, Inc. for net cash consideration of $50.0 million at closing, and potential additional future cash consideration of up to $28.0 million, further details for which appear in Note 15, "Subsequent Event" to our condensed consolidated financial statements included under Part I, Item 1 of this report.

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

As of October 31, 2016, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of October 31, 2016, we had not purchased any shares under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of October 31, 2016, no Warrants had been exercised and all Warrants remained outstanding.

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
As of October 31, 2016, there were $410.1 million of combined borrowings outstanding under our February 2014 Term Loans and March 2014 Term Loans, bearing interest at an annual rate of 3.50%, and no borrowings outstanding under our revolving credit facility.
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

The revolving credit facility contains a financial covenant that currently requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 4.50 to 1 (the "Leverage Ratio Covenant"). At October 31, 2016, our consolidated leverage ratio was approximately 2.9 to 1 compared to a permitted consolidated leverage ratio of 4.50 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $80.0 million the minimum EBITDA required to satisfy the Leverage Ratio Covenant given our outstanding debt as of such date.

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

As described above under "Credit Agreement", we executed an interest rate swap agreement during the nine months ended October 31, 2016, covering $200.0 million of our term loans, the impact of which does not materially change our long-term debt obligations.

We believe that our contractual obligations and commercial commitments did not materially change during the nine months ended October 31, 2016.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the nine months ended October 31, 2016, we made $3.3 million of payments under contingent consideration arrangements. As of October 31, 2016, potential future cash payments and earned consideration expected to be paid subsequent to October 31, 2016 under contingent consideration arrangements total $65.3 million, the estimated fair value of which was $31.6 million, including $10.1 million reported in accrued expenses and other current liabilities, and $21.5 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2022.

Off-Balance Sheet Arrangements

As of October 31, 2016, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Interest Rate Risk on Our Debt

Because the interest rates applicable to borrowings under our Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. To partially mitigate this risk, during the nine months ended October 31, 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution under which we will pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million. The effective date of the agreement is November 1, 2016, and settlements with the counterparty will occur on a quarterly basis, beginning on February 1, 2017. The agreement will terminate on September 6, 2019. Assuming that we elect three-month LIBOR at the term loans' interest rate reset dates, beginning on November 1, 2016 and throughout the term of the interest rate swap agreement, the annual interest rate on $200.0 million of our term loans will be fixed at 4.143% during that period.

Other than the impact of the interest rate swap agreement as described herein, we believe that our market risk profile did not materially change during the nine months ended October 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 31, 2016.  Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended October 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In performing the assessment of disclosure controls and procedures and of changes in our internal control over financial reporting as of the date of the evaluation, our management has excluded the operations of Contact Solutions. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of the evaluation for a period of up to one year following the acquisition. Revenue and total assets subject to Contact Solutions' internal control over financial reporting represented approximately 3% of both our consolidated revenue and consolidated total assets as of and for the nine months ended October 31, 2016. We are currently assessing the control environment of this acquired business.

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

We periodically purchase treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during a company-imposed trading blackout or lockup periods. There was no such activity during the three months ended October 31, 2016.

Share repurchase activity during the three months ended October 31, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
August 1, 2016 - August 31, 2016	—	—	—	—
September 1, 2016 - September 30, 2016	500,000	$37.47	500,000	$114,124
October 1, 2016 - October 31, 2016	—	—	—	—
Total	500,000	$37.47	500,000	—

(1) Represents the approximate weighted-average price paid per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended October 31, 2016:

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

Verint Systems Inc.

December 7, 2016	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)