Form 10-K
period 2017-01-31
VERINT SYSTEMS INC
filed 2017-03-28
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended January 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the NASDAQ Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter (July 29, 2016) was approximately $2,172,714,000.

There were 62,418,926 shares of the registrant’s common stock outstanding on March 15, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2017, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

•
risks associated with our ability to keep pace with technological changes, evolving industry standards, and customer challenges, such as the proliferation and strengthening of encryption and the transition of portions of the software market to the cloud, to adapt to changing market potential from area to area within our markets, and to successfully develop, launch, and drive demand for new, innovative, high-quality products that meet or exceed customer needs, while simultaneously preserving our legacy businesses and migrating away from areas of commoditization;

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

•
risks associated with our significant international operations, including, among others, in Israel, Europe, and Asia, exposure to regions subject to political or economic instability, fluctuations in foreign exchange rates, and challenges associated with a significant portion of our cash being held overseas;

ii

•
risks associated with a significant amount of our business coming from domestic and foreign government customers, including the ability to maintain security clearances for applicable projects and reputational risks associated with our security solutions;

•
risks associated with complex and changing local and foreign regulatory environments in the jurisdictions in which we operate, including, among others, with respect to privacy, information security, trade compliance, anti-corruption, and regulations related to our security solutions;

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

•
risks relating to the adequacy of our existing infrastructure, systems, processes, policies, procedures, and personnel and our ability to successfully implement and maintain enhancements to the foregoing and adequate systems and internal controls for our current and future operations and reporting needs, including related risks of financial statement omissions, misstatements, restatements, or filing delays; and

•	risks associated with changing accounting principles, tax rates, tax laws and regulations, and the continuing availability of expected tax benefits.

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

Actionable Intelligence is a necessity in a dynamic world of massive information growth because it empowers organizations with crucial insights and enables decision makers to anticipate, respond, and take action. With Verint solutions and value-added services, organizations of all sizes and across many industries can make more informed, timely, and effective decisions. Today, over 10,000 organizations in more than 180 countries, including over 80 percent of the Fortune 100, use Verint solutions to optimize customer engagement and make the world a safer place. Verint delivers its Actionable Intelligence solutions through two operating segments: Customer Engagement Solutions™ and Cyber Intelligence Solutions™.

We have established leadership positions in Actionable Intelligence by developing highly-scalable, enterprise-class software and services with advanced, integrated analytics for both structured and unstructured information. Our innovative solutions are developed by a large research and development (“R&D”) team comprised of approximately 1,400 professionals and backed by more than 800 patents and patent applications worldwide.

To help our customers maximize the benefits of our technology over the solution lifecycle and provide a high degree of flexibility, we offer a broad range of services, such as strategic consulting, managed services, implementation services, training, maintenance, and 24x7 support. Additionally, we offer a broad range of deployment options, including cloud, on-premises, and hybrid, and software licensing and delivery models that include perpetual licenses and software as a service (“SaaS”).

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

Our Actionable Intelligence solutions initially focused on the capture of unstructured data, mainly speech data. Over time, we added capabilities for video, text, and other data types and sources, including the web, social media, and machine data. As the company has grown and achieved scale, we have built domain expertise in two areas: customer engagement and cyber intelligence. These areas have driven the evolution of our focus on Actionable Intelligence solutions.

The two operating segments we have today are Customer Engagement Solutions (“Customer Engagement”) and Cyber Intelligence Solutions (“Cyber Intelligence”). Each operating segment has dedicated management teams, sales and marketing, customer service, and research and development resources with shared back-office services.

Our two operating segments are described in greater detail below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this report. See also Note 16, “Segment, Geographic, and Significant Customer Information” to our consolidated financial statements included under Item 8 of this report for additional information and financial data about each of our operating segments and geographic regions.

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

Our Actionable Intelligence Strategy

To address the need for Actionable Intelligence across many use cases in customer engagement and cyber intelligence, we developed an innovative foundation—Verint’s advanced Actionable Intelligence platform. We define our platform as having the following four components:

•
Data Capture—Our Actionable Intelligence platform enables the capture of a wide range of data, including both structured and unstructured data, such as operational, transactional, network, and web data. Our platform is designed to support big data applications which depend on the ability to capture, store, and manage very large data sets from multiple data sources.

•
Data Processing—Our Actionable Intelligence platform facilitates the process of taking structured and unstructured data from multiples sources and then cleansing, fusing, and preparing the data for analysis. This data processing stage is particularly important in applications that require data capture and fusion from multiple sources, different systems, and numerous environments.

•
Data Analysis—Our Actionable Intelligence platform enables the use of a wide range of engines for data analytics, including classification, correlation, anomaly detection, identity extraction, behavioral analysis, and predictive analytics. Big data analysis is a crucial step in identifying critical insights that otherwise might not be intuitive.

•
Data Visualization—Our Actionable Intelligence platform facilitates the presentation of crucial insights from data to decision makers and the provision of workflow, collaboration, and case management capabilities so they can make more timely and informed decisions. The platform supports many use cases, and the type of data visualization used for delivering actionable insights to users can be optimized based on the specific user environment.

Our strategy is to continue to leverage our Actionable Intelligence platform as a foundation for new analytical solutions to address specific use cases for Customer Engagement and Cyber Intelligence. As noted above, our two operating segments have dedicated domain experts and operational functions focused on understanding the specific requirements of their respective markets and customers, and develop leading Actionable Intelligence solutions that can effectively address the unique needs of their customers.

Customer Engagement Solutions

Overview

Verint is a leading provider of Customer Engagement software and services that can be deployed on-premises or in the cloud. Our solutions help customer-centric organizations optimize customer engagement, increase customer loyalty, and maximize revenue opportunities, while generating operational efficiencies, reducing cost, and mitigating risk. We offer solutions that help organizations empower their customers and employees through intelligence that can be shared enterprise-wide. As a result, organizations are better informed and have greater automation and agility to engage with customers in a highly effective, consistent way. Empowered employees can provide customers with the high-quality, contextual experiences they expect, while generating significant operational efficiencies at the same time. We deploy our solutions globally in a wide range of industries and across an organization’s contact centers, branch and back-office operations, customer experience teams, and digital marketing initiatives. Our Customer Engagement vision is powered by our Actionable Intelligence platform to generate intelligence from structured and unstructured data.

Trends

We believe the key trends driving demand for solutions that optimize Customer Engagement include:

•
Evolving Customer Expectations. Consumers expect a more personalized, contextual, and consistent customer experience across service channels. Customer service has evolved from traditional call centers and in-store visits, to omnichannel contact centers, or customer engagement centers, that include self-service channels, such as web, voice and mobile self-service, and customer communities; a host of digital communications mediums, such as email, chat, and social media; and the traditional telephone. Today, consumers may select a service channel based on a number of factors, including which channels are available, their experiences with those channels, personal preference, and the type of service issue at hand. Often they use multiple channels for the same service-related issue, and alternate between traditional (voice) and digital (web, social, and mobile) channels based on individual preferences. With multiple engagement channels available and consumers having a preference to have their needs addressed in the first contact, we believe a focus on “ease of doing business” with an organization is becoming increasingly important and can be a key competitive differentiator.

Forward-looking organizations are evolving their customer engagement operations to meet or exceed their customers’ expectations, and we believe that Customer Engagement solutions, such as those from Verint, can play an important role in achieving this goal.

•
Evolving Employee Expectations. Employee expectations are also evolving. Employees want their voices to be heard and their opinions to be taken into account. They want their skills and preferences to be considered and acted upon, and they want to be able to do the right things for their customers. Studies from the industry analyst community have reinforced the impact and importance of an engaged and empowered workforce, finding that when it comes to serving customers, happier, more empowered employees can have a significant impact not only on the customer experience, but also on a company’s financial performance. We believe an engaged and empowered employee base can be a significant differentiator for organizations. Customer Engagement solutions, such as those from Verint, can play an important role in helping empower and develop employees, as well as solicit, analyze, and act on their opinions and feedback.

•
Evolving Customer-Centric Organizations. Customer-centric organizations are increasingly looking to aggregate, analyze, and act on information to improve the customer experience, build customer loyalty, and drive profitability. Today’s organizations have a significant amount of structured and unstructured data related to their customers, workforce, and other information that is generated from numerous departments and multiple systems across the enterprise. We believe that these organizations are increasingly seeking customer engagement solutions that allow them to collect and analyze intelligence across multiple engagement channels to gain a better understanding of the performance of their workforces, the effectiveness of their service processes, the quality of their interactions, and changing customer behaviors. When captured, analyzed, and acted upon, organizations can use this Actionable Intelligence to help achieve important strategic objectives, such as empowering staff, enhancing loyalty, gaining a holistic view of operations and effectiveness, driving automation, reducing operational costs, increasing revenue, and mitigating risk.

•
Evolving Requirements for Authentication, Fraud Detection, Risk Management, and Compliance. Organizations face significant challenges when it comes to safeguarding customers’ personal information, investigating fraud, and complying with regulatory and compliance requirements. Many of these risks are fueled by new system vulnerabilities, insider threats, and the rise of sophisticated methods of cyber-attack. For example, in financial services, contact center fraud has driven demand for voice biometrics and predictive analytics solutions that can identify and thwart fraudsters, while quickly authenticating legitimate customers. In financial services, branch and ATM fraud has driven demand for surveillance and analytics tools to support fraud investigations. Financial protection and other regulations—such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Payment Card Industry Data Security Standard—also present tremendous challenges, with the risk of significant financial penalties and remediation efforts for non-compliance. While organizations often have detailed processes/procedures for employees to follow, we believe that many are increasingly seeking Actionable Intelligence to anticipate and prevent breaches, effectively authenticate customers and protect personal information, mitigate risk, investigate and prevent fraud, and help ensure compliance.

•
Adopting Innovative Technology. We see several trends in the Customer Engagement market resulting from the availability of new technologies. With the evolution of cloud technologies, some customers expect deployment flexibility, such as the ability to deploy solutions on-premises, in the cloud, or in a hybrid fashion. We see greater adoption of cloud solutions in smaller organizations and greater interest in hybrid deployments in larger enterprises. With the evolution of artificial intelligence technologies, we also see interest in greater automation, such as next-generation self-service solutions based on advanced natural language processing and robotic automation. Interest in these solutions is being driven by a desire to reduce the cost of delivering customer service, while at the same time improving customer retention through a faster and high quality self-service experience. Finally, with the evolution of social media, mobile, and other interaction technologies, we see organizations interested in leveraging newer engagement channels to address rapidly-evolving customer preferences.

Strategy

Our strategy is to further enhance our position as a global leader, enabling organizations to partner with Verint to evolve their customer engagement operations based on a holistic approach that includes deep domain expertise and deployment flexibility, as well as a rich portfolio of best-of-breed solutions. Our strategy pillars include:

•
Offering the Broadest and Most Innovative Portfolio of Best-of-Breed Customer Engagement Solutions. Verint strives to offer the broadest and most innovative portfolio of purpose-built software and supporting services that enhance operational efficiency, reduce cost, improve the customer experience, and drive revenue for contact centers, branch and back office operations, customer experience, and digital marketing. We continue to invest to further expand our portfolio of Customer Engagement solutions.

•
Offering a Holistic Approach to Customer Engagement with the Flexibility to Start Anywhere. Customer-centric organizations are seeking to evolve their customer engagement operations to address the trends outlined above. Organizations are migrating towards a more holistic approach at different paces, depending on their prior investments, business priorities, and current budgets. Verint’s strategy is to offer our broad portfolio in a highly modular fashion that allows customers to preserve their investments in legacy solutions and start anywhere within the Verint portfolio for maximum flexibility. Many of our customers start with the solution that addresses their most urgent needs, and over time, adopt more solutions from our portfolio.

•	Offering On-Premises, Cloud, and Hybrid Deployment Models with a Broad Range of Value-Added Services.
We believe that customers today are looking for flexible cloud deployment options. To address their varying needs, our Customer Engagement Optimization portfolio has been cloud-enabled, providing customers the ability to deploy our solutions in the way that best meets their objectives, including on-premises, in a private cloud, in a public cloud, or in a hybrid fashion with some solutions deployed on-premises and some in the cloud. In addition, to enable our customers to gain maximum value from our solutions regardless of deployment mode, we offer a broad range of services, including implementation services, consulting services, technical services, and managed services.

•
Partnering With Customer-Centric Organizations to Address Evolving Trends. We believe that organizations are looking for strategic partners with a broad portfolio and deep domain expertise to help them evolve their customer engagement operations to achieve strategic business goals. Historically, voice/telephony was the dominating channel. Organizations are now looking to add a variety of digital engagement channels (such as web, social, and mobile), as well as assisted service and self-service capabilities. They are also looking to add analytics, automation, and intelligence to power a consistent, contextual, and personalized customer engagement, while reducing operating cost and increasing revenue. To address this opportunity, Verint’s strategy has been to build a broad portfolio of analytics-driven Customer Engagement solutions that enable organizations to implement a holistic approach to customer engagement with greater automation and shared intelligence across applications. We partner with customer-centric organizations to help them protect their legacy investments, while adding new capabilities based on their specific business priorities.

Our Solutions

Verint’s Customer Engagement portfolio is comprised of a large number of discrete solutions for customer engagement optimization. We have developed many integration points across the portfolio but have also kept the design modular to allow customers to choose the sequence and pace of the implementation. Our portfolio can be described across five solution sets:

•	Voice of the Customer

•	Workforce Optimization

•	Employee Engagement

•	Engagement Channels

•	Security, Fraud, and Compliance

Voice of the Customer:
Organizations are looking to measure and improve their customers’ experiences, satisfaction, and loyalty, which is why Voice of the Customer (VoC) solutions have become a strategic imperative across contact center, customer experience, marketing, and other departments. We offer a complete portfolio for listening, analyzing, and acting on the VoC across all channels (surveys, digital, voice, text, and social), providing a holistic approach to VoC that spans from recording and analyzing customer interactions (“active listening”), to soliciting and analyzing customer feedback (“proactive feedback”) across channels. Holistic VoC implementations help amplify the voice of the customer and create shared intelligence that organizations can leverage to take action and achieve business objectives across the enterprise. Our Voice of the Customer solutions include the following:

Voice of the Customer Solutions	Description
Interaction Analytics
Includes Speech Analytics, Text Analytics, and Social Analytics that proactively identify trends, themes, and the root causes driving customer behavior in order to improve performance, optimize processes, and enhance customer experiences. Provides a fast, smart, accurate solution for automatically categorizing, identifying trends, and performing root cause analysis on voice and text-based communications—including call recordings, survey verbatims, social media posts, email, and customer service chat sessions—according to organizations’ unique objectives and challenges.

Enterprise Feedback
Provides an enterprise-class platform to help organizations gain a complete view into the perceptions, opinions, and intentions of their customers and employees through company-initiated surveys delivered via mobile, email, web, IVR, and SMS channels.

Digital Feedback
Features an enterprise solution that captures web and mobile customer-initiated feedback during key moments in the digital customer journey, and empowers organizations to analyze and act in real-time on that feedback to deliver demonstrable business value.

Workforce Optimization:
Workforce Optimization (WFO) drives workforce and operational efficiencies across the contact center, branch, and back-office operations departments, and is a core component of any organization’s customer engagement strategy. Key functional domains, outlined in the chart below, facilitate the recording and assessment of employee performance, combined with the ability to plan, forecast, and schedule staff to help ensure operational service-level targets are met. We are a holistic WFO provider that uniquely delivers tight integration and workflow across these functions and tight integrations to other Customer Engagement Optimization solution sets (including VoC, employee engagement, engagement channels, and security, fraud, and compliance). In addition, we embed analytics within our various WFO solutions including real-time speech analytics, analytics-driven quality, and desktop and process analytics, enabling greater performance and generating Actionable Intelligence across the enterprise.

Our Workforce Optimization solutions include the following:

Workforce Optimization Solutions	Description
Intelligent Recording
Enables full-time, enterprise recording to help ensure compliance, reduce liability, and support customer engagement. Reliably and securely captures, encrypts, indexes, archives, searches, and replays audio, screen, and other methods of interaction from different and mixed recording environments, and couples these capabilities with powerful speech analytics to provide greater value from recorded interactions.

Analytics-Driven Quality
Features sophisticated quality management functionality infused with the power of speech analytics, enabling a more strategic approach to QM and performance evaluations. Enables organizations to drive customer-focused quality initiatives by rapidly surfacing the interactions, intelligence, and issues that are of high business value and relevance.

Coaching/Learning
Provides a forum for consistent, performance-based mentoring of employees by supervisors and the delivery of training right to the employee desktop. Can be scheduled at the best times for minimal impact on service levels, and to enable employees to engage and improve their skills on-demand.

Workforce Management
Enables organizations to efficiently plan, forecast, and schedule employees to meet service level goals. Provides visibility into and a singular management tool for the work, the people, and the processes across customer touchpoints in contact center, branch and back-office operations.

Work Allocation
Helps increase productivity, meet service delivery goals, and enhance customer satisfaction by prioritizing the work of individual employees, helping ensure they focus on the right activities at the right time. Provides a practical approach to managing claims processing, loan production, and other blended and back-office functions by prioritizing work items to meet service level agreements (SLAs) based on available employees with the right skills.

Desktop and Process Analytics
Provides organizations with visibility into how employees use different systems, applications, and processes to perform their functions.  Helps identify opportunities to improve business processes, enhance compliance, and heighten the overall efficiency, cost, and quality of customer service.

Robotic Process Automation
Automates repetitive manual processes, allowing employees to focus on more complex and value-added customer-facing activities. Leverages software robots to execute specific tasks or entire multistep processes within a functional area, leading to improved quality and productivity.

Performance Management
Serves as a complete, closed-loop solution to manage individual and departmental performance against goals. Provides a comprehensive view of key performance indicators (KPIs) using performance scorecards to report on customer interactions, customer experience trends, and contact center, branch, and back-office staff performance. Leverages scorecards, along with learning, coaching, and gamification, as part of a broader capability.

Employee Engagement:
Organizations are looking to empower their employees, while satisfying customers. Likewise, employees expect to be engaged in order to effectively execute their companies’ strategies. This highlights the importance of having the tools and resources needed to achieve the key components of employee engagement: flexibility, transparency, motivation, mobility, and empowerment. In addition to Workforce Optimization (a subset of Employee Engagement), employees can benefit from knowledge management, advanced desktop tools, and motivational applications, as well as mobile solutions that allow them to leverage their mobile devices for greater productivity. Verint offers a holistic employee engagement portfolio that enables today’s organizations to enhance workforce effectiveness and improve employee satisfaction, creating a more engaged and empowered approach to service delivery.

Our Employee Engagement solutions include the following:

Employee Engagement Solutions	Description
Workforce Optimization	Described above
Knowledge Management
Provides a central repository of up-to-date information to deliver the right knowledge to users in the contact center and to customers through self-service. Provides answers quickly by searching, browsing, or following guided processes, with personalized results tailored to the customer’s context, while helping organizations increase first contact resolution, improve the consistency and quality of answers, enhance compliance with regulations and company processes, and reduce employee training time.

Employee Desktop
Unifies the disparate applications on an employee’s desktop by presenting on one screen all of the contextual customer information, relevant knowledge, and business process guidance that an employee needs for handling interactions in any channel, without having to toggle among numerous screens and applications.

Case Management
Allows organizations to automate and rapidly adapt business processes in response to changing market and customer requirements. Tracks the progress of customer and internal issues as they are resolved between various parties in the organization, helping deliver end-to-end case lifecycle management using business rules and SLAs.

Internal Communities
Supports employee engagement, collaboration, and enterprise social networking through open and closed micro-communities, peer-to-peer support forums, communications blogs, wikis, activity streams, and online resources. Enables knowledge and best practice sharing in a high-value, low-effort manner, enhancing relationships, productivity, and efficiency.

Gamification
Applies game mechanics to energize employee engagement, communicate personal and organizational goals, measure and acknowledge achievements, inspire collaboration, and motivate teams. Delivers KPI-linked programs to transform the process of acquiring, maintaining, and improving the skills, knowledge, and behaviors necessary for employees to enhance quality, customer engagement, sales, and other expertise.

Mobile Workforce Apps
Comprises a family of mobile applications, offering anytime, anywhere access to important operational and customer information. Allows employees to access and change schedules and view performance information, and enables the convenient collection of in-the-moment feedback through device-friendly survey formats over the web, email, and SMS, as well as on site in retail stores and sporting venues.

Voice of the Employee
Features an enterprise-class platform that enables employees to share their perceptions, opinions, and feedback, while providing organizations with key insights to foster employee engagement, productivity, satisfaction, and retention, as well as optimize the customer experience.

Engagement Channels:
Verint’s portfolio supports a wide range of engagement channels, such as digital, social, and mobile, with assisted, as well as self-service, capabilities. Our engagement channel approach is based on open access to data and vendor neutrality. Therefore, our engagement channels can be seamlessly deployed into environments that have a combination of legacy or new on-premises or cloud voice infrastructures. We believe this approach provides organizations looking to modernize their customer operations with maximum flexibility to build their next-generation, multi-channel customer engagement strategy. As part of building a modern and open engagement channel strategy, organizations can leverage intelligence generated from other parts of Verint’s portfolio, such as our knowledge management solution, which helps share knowledge across channels and can empower both agents and self-service bots.

Our Engagement Channel solutions include the following:

Engagement Channel Solutions	Description
Web/Mobile Self-Service
Enables customers to self-serve on the web or via their mobile devices, accommodating the preferences of those that prefer to engage with organizations digitally. Unites knowledge management, case management, process management, and channel escalation to enable personalized web and mobile self-service experiences. Features advanced cross-channel messaging, enabling customers to start a digital interaction on one device and continue it on another, as well as seamlessly transition from self-service to live service within a mobile app, mobile web, or web application.

Voice Self-Service
Provides speech-enabled voice self-service enhanced by real-time, contextual automation and analytics-driven personalization.  Leverages business intelligence to analyze and adapt call flow and the pace of interactions based on caller behavior, and to continually improve performance over time.

Customer Communities
Enables organizations to establish and manage online communities on behalf of their customers and partners to support social customer service, digital marketing, and engagement. Fosters self-service, knowledge sharing, collaboration, and networking, through peer-to-peer support forums, communications blogs, and online resources, such as discussion forums, product documentation, and how-to videos.  Helps organizations deliver better products faster by sourcing new ideas from customers, partners, and potential buyers.

Email/Secure Messaging
Automates the process of capturing, documenting, interpreting, and routing emails, helping organizations respond to customers quickly and consistently. Routes messages to the most appropriate employee based on skills, entitlements, and availability, providing standard templates and responses, a central knowledge base, and unified customer history across channels. Features a secure web portal for customers to send/receive confidential information as needed.

Web Chat
Enables employees to help online customers when they need it the most, in real-time. Provides customers with a quick, easy way to communicate with customer service employees via a simple text interface, and helps employees rapidly address needs and decrease the abandonment of online transactions. Guides customers through online processes using chat in conjunction with co-browsing.

Co-Browse
Enables employees to strengthen customer relationships by guiding customers to successful completions of their digital journeys. Helps reduce web page abandonment, drive revenue, and deliver better customer experiences by allowing employees to simultaneously browse the same web pages as customers and assist them with completing their transactions.

Mobile Messaging
Provides the ability for customers to start an interaction on one device, such as a website on their laptop, pause for a while, and then pick up right where they left off on a smartphone or tablet, minutes, hours, or even days later. Enables “conversations” to persist across devices, over time, all the way from self-service through live assistance.

Social Engagement
Collects, analyzes, and reports relevant insights derived from posts and content published to social media sites and messaging services. Reveals intelligence and trends related to sentiment, emerging topics and themes, and locations, enabling organizations to understand the voice of the customer, and giving employees the means and insight they need to respond to and address issues and concerns expressed through these channels.

Security, Fraud, and Compliance:

Whether consumers choose to engage with humans (e.g., contact center agents and branch tellers) or machines (e.g., self-service voice response, or ATM machines), they expect safe, secure interactions.  At the same time, organizations are looking to minimize and investigate fraud, heighten security and safety for customers and employees, and comply with applicable rules and regulations.

Verint solutions help fraud mitigation and investigation as part of an organization’s customer engagement strategy. For example, banking customers use our video and transaction analytics tools to investigate fraud in branch banking. Our voice biometrics software is used to authenticate customers in the voice channel to mitigate fraud, and our analytics solutions are used to identify fraudulent transactions in self-service channels. Verint solutions also help emergency response centers (e.g., 911) ensure quality and timeliness of response, and effectively dispatch first responders.

We provide many security and compliance capabilities embedded in our Customer Engagement Optimization portfolio. These include the encryption of voice recording for maximum data security, compliance that supports the Payment Card Industry Data Security Standard in the contact center, and voice/data capture and analytics for trading compliance and other mandates.  Our Security, Fraud, and Compliance solutions include the following:

Security, Fraud, and Compliance Solutions	Description
Compliance Recording
Reliably and securely captures, encrypts, archives, searches, and replays interactions for compliance and liability protection. Enables organizations and employees to protect credit card data and personal information (data compliance), adhere to rules for recording and telemarketing practices (communications compliance), and proactively address complaints and help prevent identity theft.

Fraud and Identity Analytics
Combines recorder-embedded “passive” voice biometrics technology with multifactor metadata analytics to screen calls against the databases of both customer and known fraudster voiceprints. Offers “upstream fraud detection” functionality to identify suspicious caller behavior within voice self-service interactions, and helps improve experiences by authenticating legitimate customers faster, reducing call handling and fraud-related losses.

Trading Compliance
Helps organizations mitigate risk, ensure compliance, enforce regulations, and proactively identify policy breaches by reliably recording and analyzing 100 percent of the voice and text interactions related to trading activities. Helps ensure adherence to company, industry, and government regulations; reduce operational and reputational risk; and save on the cost, time, and resources required for trade surveillance and audits.

Branch Surveillance and Investigation
Helps financial institutions, retailers, and other organizations identify security threats and vulnerabilities, mitigate risk, ensure operational compliance, and improve fraud investigations. Offers real-time intelligence and protection, helping enhance the customer experience, while safeguarding people, property, and assets. Features video recording and analytics to heighten protection, improve performance, reduce costs, and provide rapid action/response when required.

Public Safety Compliance
Allows emergency services first responders (e.g., police, fire departments, emergency medical services) to rapidly capture, analyze, manage, and act on public safety data. Improves emergency preparedness and response, addresses evolving challenges and threats, reduces liability and risk, and makes the most of budgets and staff. Includes incident investigation, evidence preparation, and compliance audit trail capabilities.

Cyber Intelligence Solutions

Overview
Verint is a leading provider of security and intelligence data mining software. Our solutions are used for a wide range of applications, including predictive intelligence, advanced and complex investigations, security threat analysis, and electronic data and physical assets protection, as well as for generating legal evidence and preventing criminal activity and terrorism. We deploy our solutions, including software, hardware, and services, globally for governments, critical infrastructure providers and enterprise customers. Our vision for security and intelligence data mining solutions is powered by our Actionable Intelligence platform to generate intelligence and insights from structured and unstructured data.

Trends
We believe that the key trends driving demand for security and intelligence data mining solutions include:

•
Security Threats Remain Pervasive Globally, and Preventing Crime and Terrorism Is Becoming More Complex. Governments, critical infrastructure providers, and enterprises face ongoing security threats from criminal and terrorist organizations, foreign governments, and other groups and individuals looking to do harm. Increasingly, these security threats come from well-organized and well-funded operations utilizing highly sophisticated methods and technologies. As a result, detecting, investigating, and responding to security threats is becoming more complex. Security and intelligence organizations responsible for addressing these increasingly sophisticated threats are seeking advanced data mining solutions to help them generate Actionable Intelligence. Such solutions often involve collecting, fusing, and analyzing structured and unstructured data from multiple sources, including from cyber space and a variety of other data and communications networks. We believe that the increasing complexity and technological challenges related to preventing crime and terror will drive customer demand for greater intelligence and for data mining solutions such as ours.

•
Security Organizations Face Competing Budget Priorities and a Global Shortage of Qualified Intelligence Analysts and Data Scientists. Security organizations are seeking sophisticated technology to help combat crime and terror. While security threats are becoming more complex, security spending competes with other spending priorities. Organizations need to employ a large number of intelligence analysts and data scientists to meet the increasing complexity of an ever-growing number of security threats. Even with adequate budgets, there is a shortage of such qualified personnel globally, leading to elongated investigations and increased risk that security threats are not addressed. We believe that competing budget priorities and the shortage of qualified personnel have made security and intelligence data mining solutions critical, as they provide customers with automation, drive operational efficiencies, and improve the quality and speed of investigations.

•
Security Organizations Seek To Partner With Vendors That Can Bring Both Sophisticated Data Mining Software and Deep Domain Expertise. Security operations involve people, processes, and technology, including data mining software. To facilitate the effective deployment of data mining solutions, in many cases security organizations seek to partner with vendors that can also offer relevant domain expertise and can deliver turnkey solutions. We believe that security and intelligence data mining solutions that incorporate domain expertise with advanced analytical technologies better enable customers to achieve their objectives of generating Actionable Intelligence and of accelerating investigations without major budget increases or the need to employ large numbers of data scientists and security analysts. We also believe that customers seek turnkey solutions that address their specific requirements and that are better aligned with their strategic needs and financial constraints, rather than unspecialized data analysis software that often requires expensive customizations and managed services.

Strategy
Our objective is to be the global leader in security and intelligence data mining software. The key elements of our growth strategy include:

•
Extending Our Market Leadership and Increasing Our Total Addressable Market (“TAM”) by Expanding Our Portfolio of Data Mining Solutions to Address Evolving Security Threats. Verint has a long history of working closely with leading security organizations around the world and has created a strong security and intelligence data mining solution portfolio based on a deep understanding of our customers’ needs. We are well positioned to expand existing customer relationships, win new customers, and continue to grow our portfolio to address evolving security threats. Historically, most of our Cyber Intelligence revenue has been generated from government customers. We see an opportunity to increase our TAM over time by leveraging our strong government experience to introduce new security and intelligence data mining solutions and domain expertise to critical infrastructure providers and enterprises that face complex security threats.

•
Delivering Advanced Data Mining Solutions with Deep Domain Expertise to Improve the Velocity and Effectiveness of Our Customers’ Security Operations. Recognizing that security organizations face many evolving threats, while at the same time experiencing financial constraints and a shortage of intelligence analysts and data scientists, our strategy is to bring to market security and intelligence data mining solutions that can address specific customer needs. The design of our solutions is based on our deep knowledge of customers’ operational needs and advanced analytical technologies in the areas of artificial intelligence, machine learning, predictive analytics, and visualization, with the goal of automating the intelligence process and reducing dependency on intelligence analysts and data scientists. We believe this approach enables our customers to gain Actionable Intelligence quickly and efficiently with higher quality and a lower total cost of ownership.

•
Partnering with our Customers and Offering Flexible Deployment Models. We are a strategic partner to our customers, providing them with security and intelligence data mining solutions to help address security threats and ensure the long-term success of their mission. Our strategy is to offer customers multiple options to deploy our solutions, including working directly with us in a turnkey project or indirectly through systems integrators. Many of our customers choose Verint to deploy turnkey projects that include software, hardware, and services (including from third-party vendors), while other customers choose to implement our security and intelligence data mining software in conjunction with hardware and services provided by others. Regardless of how customers deploy our solutions, we are constantly working to enhance our products and services to help them stay ahead of evolving security threats.

Our Solutions
Verint offers a broad range of security and intelligence data mining solutions, including:

Solutions	Description
National Security
National security agencies are mandated to prevent terrorism, collect intelligence, and investigate national security threats. Verint’s National Security data mining solution enables governments around the world to generate Actionable Intelligence by collecting, correlating, and analyzing a wide range of structured and unstructured data from multiple sources to identify and prevent potential threats.

Law Enforcement
Law enforcement agencies are mandated to fight a wide range of criminal activity, such as arson, drug trafficking, homicides, human trafficking, identity theft, kidnapping, anti-poaching, illegal immigration, financial crimes, and other organized crimes. Verint’s Law Enforcement evidence collection data mining and investigation solution provides critical intelligence to advance complex investigations for a wide array of crimes.

Cyber Security
Governments, critical infrastructure organizations, and enterprises are facing attacks from sophisticated malware. Due to the increased sophistication of these attacks they are becoming more difficult to detect, prevent, and investigate. Verint’s data mining cyber security solution helps organizations collect network, end-point, and other information from multiple sources and apply analytics in order to prioritize responses to attacks, automate part of the investigation process to reduce dependency on cyber analysts and data scientists, and reduce the critical time from detection to remediation.

Critical Infrastructure
Critical infrastructure providers are mandated to protect sensitive assets, such as airports, bridges, electrical grids, pipelines, ports, nuclear power plants, water supplies, and government facilities. Given the large size of these types of assets, critical infrastructure providers seek solutions to help them detect and respond to threats efficiently and across large distances. Verint’s Critical Infrastructure security and intelligence data mining solution combines and analyzes data from a range of sensors and other systems to provide Actionable Intelligence to security personal, allowing them to centrally monitor and respond to security threats.

Enterprise Security
Enterprises with significant risk of data loss, intellectual property theft, financial fraud, or other security risks are interested in data mining solutions to help mitigate such risks. For example, Verint’s Enterprise Security data mining solution has been deployed by a global pharmaceutical company to mine the open source web for counterfeit drugs that may infringe on their patent-protected pharmaceutical products. Verint’s Enterprise Security data mining solution has also been deployed by a large retail company to mine data captured in stores to help investigate and mitigate fraud.

Telecommunications Lawful Interception Compliance
Telecommunication carriers are mandated to comply with certain government regulations requiring them to assist the government in their evidence and intelligence collection process. This can involve collecting information from a wide range of sources across disparate networks. Verint’s Telecommunication Lawful Interception Compliance solution helps telecommunication providers comply efficiently and adequately with these regulations.

Border Control
Governments are mandated to monitor and regulate borders to control the movement of people and goods into and out of a country. Borders can be very large and impossible to monitor with people alone. As a result, border control agencies seek physical security technologies, as well as intelligence gathering technologies, to adequately protect borders. Verint’s Border Control solution leverages data mining of machine data, telecommunications, social data, and enterprise systems to identify suspicious behavior, and help investigate and prevent border control incidents.

Correctional Facilities
Correctional agencies are mandated to safely detain criminals in low, medium, and high security facilities. They are also required to ensure that criminals do not continue to conduct illegal activities from inside prisons. Verint’s Correctional Facilities solution assists prison monitoring through situational awareness and intelligence gathering capabilities to enhance physical security and help identify illegal activities from inside the prison.

Our data mining solutions for security and intelligence listed above are delivered using a product, or several products implemented together, from our Cyber Intelligence portfolio described below:

Solutions	Description
Network Intelligence Suite
Verint’s Network Intelligence Suite generates insights and intelligence by rapidly uncovering critical information from network traffic. The Network Intelligence suite can address a wide range of communications networks and can scale to capture and analyze massive volumes of communications traffic.

Threat Protection System (TPS)
Verint’s TPS integrates multiple advanced detection engines and provides unified workflows for investigation, behavioral analytics, and forensics that analyze cyber-attack paths, enable remediation, and help protect against future attempts. Its orchestration and automation capabilities reduce the need for labor-intensive manual processes and help shorten the period of time between malware detection and remediation.

Situational Awareness Platform
Verint’s Situational Intelligence Platform integrates data from multiple systems and sensors, such as access control, video, intrusion, fire, public safety, weather, traffic, first responder, and other mobile device systems. It provides a unified visualization layer and workflow, enabling organizations to fuse, analyze, and report information, and take action on risks, alarms, and incidents across business and security systems. Situational awareness helps identify and mitigate risks, improve response times, increase operational effectiveness, and reduce total cost of ownership.

Intelligence Fusion Center (IFC)
Verint’s Intelligence Fusion Center provides organizations with a centralized data mining platform for creating insights, identifying potential threats, and generating predictive intelligence. It enables a cross-source/cross-format single point of access to intelligence data sources to facilitate organization-wide investigation, management, and analysis. In addition to the fusion of data generated by Verint’s products, it provides capabilities to connect structured and unstructured data originating from customer-provided databases and other sources.

Web and Social Intelligence	Verint’s Web and Social Intelligence solution helps transform large volumes of web and open source content into insights, identify suspicious behavioral patterns, and generate predictive intelligence.

Customer Services

We offer a range of customer services, including implementation and training, consulting and managed services, and maintenance support, to help our customers maximize their return on investment in our solutions.

Implementation and Training
Our solutions are implemented by our service organizations, authorized partners, resellers, or customers. Our implementation services include project management, system installation, and commissioning, including integrating our solutions with our customers’ environments and third-party solutions. Our training programs are designed to enable our customers to use our solutions effectively and to certify our partners to sell, install, and support our solutions. Customer and partner training is provided at the customer site, at our training centers around the world, and/or remotely online.

Consulting
Our management consulting capabilities include business strategy, process excellence, performance management, and project and program management, and are designed to help our customers maximize the value of our solutions in their own environments.

Managed Services
We also offer a range of managed services to help our customers manage their customer service operations.  Our managed services are designed to help customers effectively maximize business insights and also enable us to create strong relationships with our customers.  Our managed services are recurring in nature and can be delivered in conjunction with Verint’s technology or on a standalone basis.

Maintenance Support
We offer a range of customer maintenance support plans to our customers and resellers, which may include phone, web, and email access to technical personnel up to 24-hours-a-day, seven-days-a-week. Our support programs are designed to help ensure long-term, successful use of our solutions. We believe that customer support is critical to retaining and expanding our customer base. Our Customer Engagement solutions are generally sold with a warranty of one year for hardware and 90 days for software. Our Cyber Intelligence solutions, and certain of our Customer Engagement solutions, are sold with warranties that typically range from 90 days to three years and, in some cases, longer. In addition, customers are typically provided the option to purchase maintenance plans that provide a range of services, such as telephone support, advanced replacement, upgrades when and if available, and on-site repair or replacement. Currently, the majority of our maintenance revenue is related to our Customer Engagement solutions.

Direct and Indirect Sales

We sell our solutions through our direct sales teams and indirect channels, including distributors, systems integrators, value-added resellers (“VARs”), and OEM partners. Approximately half of our overall sales are made through partners, distributors, resellers, and system integrators.

Each of our solutions is sold by trained, dedicated, regionally-organized direct and indirect sales teams. Our direct sales teams are focused on large and mid-sized customers and, in many cases, co-sell with our other channels and sales agents. Our indirect sales teams are focused on developing and supporting relationships with our indirect channels, which provide us with broader market coverage, including access to their customer bases, integration services, and presence in certain geographies and vertical markets. Our sales teams are supported by business consultants, solutions specialists, and pre-sales engineers who, during the sales process, help determine customer requirements and develop technical responses to those requirements. We sell directly and indirectly in both of our segments. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—If we are unable to establish and maintain our relationships with third parties that market and sell our products, our business and ability to grow could be materially adversely affected” under Item 1A of this report for a more detailed discussion of certain sales and distribution risks that we face.

Customers

Our solutions are used by over 10,000 organizations in more than 180 countries. In the year ended January 31, 2017, we derived approximately 66% and 34% of our revenue from the sale of our Customer Engagement and Cyber Intelligence solutions, respectively. In the year ended January 31, 2016, we derived approximately 61% and 39% of our revenue from the sale of our Customer Engagement and Cyber Intelligence solutions, respectively. In the year ended January 31, 2015, we derived approximately 63% and 37% of our revenue from the sale of our Customer Engagement and Cyber Intelligence solutions, respectively. We are party to contracts with customers in both of our segments, the loss of which could have a material adverse effect on the segment.

In the year ended January 31, 2017, we derived approximately 54%, 30%, and 16% of our revenue from sales to end users in the Americas, in Europe, the Middle East and Africa (“EMEA”), and in the Asia-Pacific (“APAC”) regions, respectively. In the year ended January 31, 2016, we derived approximately 51%, 31%, and 18% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively. In the year ended January 31, 2015, we derived approximately 52%, 31%, and 17% of our revenue from sales to end users in the Americas, EMEA, and APAC, respectively. See also Note 16, “Segment, Geographic, and Significant Customer Information” to our consolidated financial statements included under Item 8 of this report for additional information and financial data about each of our operating segments and geographic regions.

For the year ended January 31, 2017, approximately one third of our business was generated from contracts with various governments around the world, including local, regional, and national government agencies. Due to the unique nature of the terms and conditions associated with government contracts generally, our government contracts may be subject to renegotiation or termination at the election of the government customer. Some of our customer engagements require us to have security credentials or to participate in projects through an approved legal entity.

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

Research and Development

We continue to enhance the features and performance of our existing solutions and to introduce new solutions through extensive R&D activities, including the development of new solutions, the addition of capabilities to existing solutions, quality assurance, and advanced technical support for our customer services organization. In certain instances, primarily in our Cyber Intelligence segment, we may tailor our products to meet the particular requirements of our customers. R&D is performed primarily in the United States, Israel, the United Kingdom, Ireland, the Netherlands, and Indonesia for our Customer Engagement segment; and in Israel, Germany, Brazil, Cyprus, Taiwan, the Netherlands, and Bulgaria for our Cyber Intelligence segment.

To support our research and development efforts, we make significant investments in R&D every year. In the years ended January 31, 2017, 2016, and 2015, we spent approximately $171.1 million, $177.7 million, and $173.7 million, respectively, on R&D, net. We allocate our R&D resources in response to market research and customer demand for additional features and solutions. Our development strategy involves rolling out initial releases of our products and adding features over time. We incorporate product feedback received from our customers into our product development process. While the majority of our products are developed internally, in some cases, we also acquire or license technologies, products, and applications from third parties based on timing and cost considerations. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products, components, or services, we rely on third-party suppliers, manufacturers, and partners and if these relationships are interrupted, we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all and we may be subject to other adverse effects” under Item 1A of this report.

As noted above, a significant portion of our R&D operations is located outside the United States. We have derived benefits from participation in certain government-sponsored programs, including those of the Israeli Innovation Authority (“IAA”), formerly the Office of the Chief Scientist (“OCS”), and in other jurisdictions for the support of R&D activities conducted in those locations. In the case of Israel, the Israeli law under which our IAA grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel without permission from the IAA. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—Because we have significant foreign operations and business, we are subject to geopolitical and other risks that could materially adversely affect our results” and “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—Conditions in and our relationship to Israel may materially adversely affect our operations and personnel and may limit our ability to produce and sell our products or engage in certain transactions” under Item 1A of this report for a discussion of certain risks associated with our foreign operations.

Manufacturing, Suppliers, and Service Providers

While Verint is focused on developing enterprise software to accommodate customers’ desire for turnkey solutions, we will deliver solutions that incorporate third-party hardware components. This applies mainly to our Cyber Intelligence segment, as the majority of the solutions from our Customer Engagement segment are comprised of software and do not incorporate hardware components. We utilize both unaffiliated manufacturing subcontractors, as well as our internal operations, to produce, assemble, and deliver solutions incorporating hardware components. These internal operations consist primarily of installing our software on externally purchased hardware components, final assembly, repair, and testing, which involves the application of extensive quality control procedures to materials, components, subassemblies, and systems. We also perform system integration functions prior to shipping turnkey solutions to our customers. Our internal operations are performed primarily in our German, Israeli, and Cypriot facilities for solutions in our Cyber Intelligence segment, and in our U.S. facility for certain solutions in our Customer Engagement segment. Although we have occasionally experienced delays and shortages in the supply of proprietary components in the past, we have, to date, been able to obtain adequate supplies of all components in a timely manner from alternative sources, when necessary. We also rely on third parties to provide certain services to us or to our customers, including hosting providers and providers of other cloud-based services. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products, components, or services, we rely on third-party suppliers, manufacturers, and partners, and if these relationships are interrupted we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all and we may be subject to other adverse effects” under Item 1A of this report for a discussion of risks associated with our manufacturing operations and suppliers.

Employees

As of January 31, 2017, we employed approximately 5,100 professionals, including certain contractors, with approximately 44%, 21%, 23%, and 12% of our employees and contractors located in the Americas, Israel, EMEA (excluding Israel), and APAC, respectively.

We consider our relationship with our employees to be good and a critical factor in our success. Our employees in the United States are not covered by any collective bargaining agreements. In some cases, our employees outside the United States are automatically subject to certain protections negotiated by organized labor in those countries directly with the government or trade unions, or are automatically entitled to severance or other benefits mandated under local laws. For example, while we are not a party to any collective bargaining or other agreement with any labor organization in Israel, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Laborers in Israel) and the Coordinating Bureau of Economic Organizations (including the Manufacturers’ Association of Israel) are applicable to our Israeli employees by virtue of expansion orders of the Israeli Ministry of Industry, Trade and Labor.

Intellectual Property Rights

General
Our success depends to a significant degree on the legal protection of our software and other proprietary technology. We rely on a combination of patent, trade secret, copyright, and trademark laws, and confidentiality and non-disclosure agreements with employees and third parties to establish and protect our proprietary rights.

Patents
As of January 31, 2017, we had more than 800 patents and patent applications worldwide, including more than 130 patent issuances or allowances during the past year. We have accumulated a significant amount of proprietary know-how and expertise in developing Actionable Intelligence solutions. We regularly review new areas of technology related to our businesses to determine whether they can and should be patented.

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
We license our products in a format that does not permit users to change the software code. See “Risk Factors—Risks Related to Our Business—Competition, Markets, and Operations—For certain products, components, or services, we rely on third-party suppliers, manufacturers, and partners, and if these relationships are interrupted we may not be able to obtain substitute suppliers, manufacturers, or partners on favorable terms or at all and we may be subject to other adverse effects” under Item 1A of this report.

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

In our Customer Engagement segment, our competitors include Aspect Software, Inc., eGain Corporation, Genesys Telecommunications, Medallia Inc., NICE Systems Ltd., Pegasystems Inc., and divisions of larger companies, including Microsoft Corporation, Oracle Corporation, and Salesforce.com, Inc., along with many smaller companies, which can vary across regions. In our Cyber Intelligence segment, our competitors include BAE Systems plc, Cyberbit Ltd. (a subsidiary of Elbit Systems Ltd.), FireEye, Inc., IBM Corporation, JSI Telecom, Palantir Technologies, Inc., and Rohde & Schwarz GmbH & Co. KG, along with a number of smaller companies and divisions of larger companies that compete with us in certain regions or only with respect to portions of our product portfolio, and many smaller companies, which can vary across regions.

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

Export Regulations

We and our subsidiaries are subject to applicable export control regulations in countries from which we export goods and services. These controls may apply by virtue of the country in which the products are located or by virtue of the origin of the content contained in the products. If the controls of a particular country apply, the level of control generally depends on the nature of the goods and services in question. For example, our Cyber Intelligence solutions tend to be more highly controlled than our Customer Engagement solutions. Where controls apply, the export of our products generally requires an export license or authorization or that the transaction qualify for a license exception or the equivalent, and may also be subject to corresponding reporting requirements.

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

Our business is subject to risks arising from adverse changes in domestic and global economic conditions. Slowdowns, recessions, economic instability, political unrest, armed conflicts, or natural disasters around the world may cause companies and governments to delay, reduce, or even cancel planned spending. In particular, declines in information technology spending and limited or reduced government budgets have affected the markets for our solutions in both the Customer Engagement market and the Cyber Intelligence market in certain periods and in certain regions.  For the year ended January 31, 2017, approximately one third of our business was generated from contracts with various governments around the world, including national, regional, and local government agencies. We expect that government contracts will continue to be a significant source of our revenue for the foreseeable future. Customers or partners who are facing business challenges, reduced budgets, or liquidity issues are also more likely to defer purchase decisions or cancel or reduce orders, as well as to delay or default on payments. If customers or partners significantly reduce their spending with us or significantly delay or fail to make payments to us, our business, results of operations, and financial condition would be materially adversely affected.

The industry in which we operate is characterized by rapid technological changes, evolving industry standards and challenges, and changing market potential from area to area, and if we cannot anticipate and react to such changes our results may suffer.

The markets for our products are characterized by rapidly changing technology and evolving industry standards and challenges.  The introduction of products embodying new technology, new delivery platforms such as SaaS, managed services, or other cloud-based solutions, the commoditization of older technologies, and the emergence of new industry standards and technological hurdles can exert pricing pressure on existing products and services and/or render them unmarketable or obsolete.  For example, in our Cyber Intelligence business, stronger and more frequent use of encryption has created significantly greater challenges for our customers and for our solutions to address. In our Customer Engagement business, we see increased interest in cloud- based solutions as well as pricing pressure on legacy products. Moreover, the market potential and growth rates of the markets we serve are not uniform and are evolving. It is critical to our success that we are able to anticipate and respond to changes in technology and industry standards and new customer challenges by consistently developing new, innovative, high-quality products and services that meet or exceed the changing needs of our customers.  We must also successfully identify, enter, and appropriately prioritize areas of growing market potential, including by launching, successfully executing, and driving demand for new and enhanced solutions and services, while simultaneously preserving our legacy businesses and migrating away from areas of commoditization.  If we are unable to execute on these strategic priorities, we may lose market share or experience slower growth, and our profitability and other results of operations may be materially adversely affected.

Intense competition in our markets and competitors with greater resources than us may limit our market share, profitability, and growth.

We face aggressive competition from numerous and varied competitors in all of our markets, making it difficult to maintain market share, remain profitable, invest, and grow.  We are also encountering new competitors as we expand into new markets or new competitors expand into ours. Our competitors may be able to more quickly develop or adapt to new or emerging technologies, better respond to changes in customer needs or preferences, better identify and enter into new areas of growth, or devote greater resources to the development, promotion, and sale of their products.  Some of our competitors have, in relation to us, longer operating histories, larger customer bases, longer standing relationships with customers, superior brand recognition, superior margins, and significantly greater financial, technical, marketing, customer service, public relations, distribution, or other resources, especially in new markets we may enter. Consolidation among our competitors may also improve their competitive position. We also face competition from solutions developed internally by our customers or partners.  To the extent that we cannot compete effectively, our market share and, therefore, results of operations could be materially adversely affected.

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

A key element of our long-term strategy is to continue to invest in, enhance, and secure our business and operations and grow, both organically and through acquisitions.  Investments in, among other things, new markets, new products, solutions, and technologies, R&D, infrastructure and systems, geographic expansion, and headcount are critical components in achieving this strategy.  However, such investments and efforts may not be successful, especially in new areas or new markets in which we have little or no experience, and even if successful, may negatively impact our short-term profitability.  Our success depends on our ability to effectively and efficiently enhance our existing operations and execute on our growth strategy, including our ability to properly allocate limited investment dollars, balance the extent and timing of investments with the associated impact on expenses and profitability, balance our focus between new areas or new markets and the operation and servicing of our legacy businesses and customers, capture efficiencies and economies of scale, and compete in the new areas or new markets and with the new solutions in which we have invested.  Moreover, our existing infrastructure, systems, processes, and personnel may not be adequate for our current or future needs. For example, we are currently in the process of upgrading our enterprise resource planning system as well as introducing a new revenue recognition system. These implementations are complex, time-consuming, and expensive and we cannot assure you that we will not experience problems during or following such implementations, including among others, potential disruptions in our ability to report accurate and timely financial results. If we are unable to effectively and efficiently enhance our existing operations, execute on our growth strategy, and properly manage our investments, focus, and expenditures, our results of operations and market share may be materially adversely affected.

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

Acquisitions and investments are an important part of our strategy. Successful execution of a transaction, including the process of integrating an acquired company's business following the closing of an acquisition or investment, is paramount to achieving the anticipated benefits of the transaction. If we are unable to execute successfully, we may experience both a loss on the investment and damage to our legacy business and valuation.

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

All of the foregoing risks may be magnified as the cost, size, or complexity of an acquisition or acquired company increases, where the acquired company’s products, market, or business are materially different from ours, or where more than one transaction or integration is occurring simultaneously or within a concentrated period of time. There can be no assurance that we will be successful in making additional acquisitions in the future or in integrating or executing on our business plan for existing or future acquisitions.

Sales opportunities and sales processes for sophisticated solutions like ours present significant challenges.

We offer our customers a broad solution portfolio with the flexibility to purchase a single point solution, which can be expanded over time, or a larger more comprehensive system. Regardless of the size of a customer's purchase, many of our solutions are sophisticated and may represent a significant investment for the customer. As a result, our sales cycles can range in duration from as little as a few weeks to more than a year. Our larger sales typically require a minimum of a few months to consummate.  As the length or complexity of a sales process increases, so does the risk of successfully closing the sale.  Larger sales are often made by competitive bid, which also increases the time and uncertainty associated with such opportunities.  Customers may also require education on the value and functionality of our solutions as part of the sales process, further extending the time frame and uncertainty of the process.

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

Larger solution sales also require greater expertise in sales execution and transaction implementation than more basic product sales, including in establishing and maintaining appropriate contacts and relationships with customers and partners, product development, project management, staffing, integration, services, and support. Our ability to sell and support larger solutions also generally requires greater investment for us, in terms of personnel and other resources, and increases the risk that our revenue and profitability becomes concentrated in a given period or over time. Additionally, after the completion of a solution sale or the sale of a more sophisticated product in general, our customers or partners may need assistance from us in making full use of the functionality of these solutions or products, in realizing all of their benefits, or in implementation generally. If we are unable to assist our customers and partners in realizing the benefits they expect from our solutions and products, demand for our solutions and products may decline and our operating results may suffer.

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

We have significant operations and business outside the United States, including sales, research and development, manufacturing, customer services and support, and administrative services. The countries in which we have our most significant foreign operations include Israel, the United Kingdom, India, Cyprus, Indonesia, Australia, Brazil and the Netherlands. We also generate significant revenue from more than a dozen foreign countries, and smaller amounts of revenue from many more, including a number of emerging markets. We intend to continue to grow our business internationally.

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

We have significant operations in Israel, including R&D, manufacturing, sales, and support. Conflicts and political, economic, and/or military conditions in Israel and the Middle East region have affected and may in the future affect our operations in Israel.  Violence within Israel or the outbreak of violent conflicts between Israel and its neighbors, including the Palestinians or Iran, may impede our ability to manufacture, sell, and support our products or engage in R&D, or otherwise adversely affect our business or operations.  Many of our employees in Israel are required to perform annual compulsory military service and are subject to being called to active duty at any time.  Hostilities involving Israel may also result in the interruption or curtailment of trade between Israel and its trading partners or a significant downturn in the economic or financial condition of Israel and could materially adversely affect our results of operations.

Restrictive laws, policies, or practices in certain countries directed toward Israel, Israeli goods, or companies having operations in Israel may also limit our ability to sell some of our products in certain countries.

We receive grants from the IAA for the financing of a portion of our research and development expenditures in Israel. The availability in any given year of these IAA grants depends on IAA approval of the projects and related budgets that we submit to the IAA each year.  The Israeli law under which these IAA grants are made limits our ability to manufacture products, or transfer technologies, developed using these grants outside of Israel. This may limit our ability to engage in certain outsourcing or business combination transactions involving these products or require us to pay significant royalties or fees to the IAA in order to obtain any IAA consent that may be required in connection with such transactions.

Loss of security clearances or political factors may adversely affect our business.

Some of our subsidiaries maintain security clearances domestically and abroad in connection with the development, marketing, sale, and support of our Cyber Intelligence solutions.  These clearances are reviewed from time to time by these countries and could be deactivated, including for political reasons unrelated to the merits of our solutions, such as the list of countries we do business with or the fact that our local entity is controlled by or affiliated with an entity based in another country.  If we lose our security clearances in a particular country, we may be unable to sell our Cyber Intelligence solutions for secure projects in that country and might also experience greater challenges in selling such solutions even for non-secure projects in that country.  Even if we are able to obtain and maintain applicable security clearances, government customers may decline to purchase our Cyber Intelligence solutions if they were not developed or manufactured in that country or if they were developed or manufactured in other countries that are considered disfavored by such country.  We may also experience negative publicity or other adverse impacts on our business if we sell our Cyber Intelligence solutions to countries that are considered disfavored by the media or political or social rights organizations even though such transactions are permissible under applicable law.

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

Regulation of privacy and data security may adversely affect sales of our products and result in increased compliance costs.

We believe increased regulation is likely with respect to the solicitation, collection, processing or use of personal, financial and consumer information as regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection, privacy and data security. In addition, the interpretation and application of consumer and data protection laws and industry standards in the United States, Europe and elsewhere are often uncertain and in flux. The application of existing laws to cloud-based solutions is particularly uncertain and cloud-based solutions may be subject to further regulation, the impact of which cannot be fully understood at this time. Moreover, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data and privacy practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data and privacy practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Information / Product Security and Intellectual Property

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

Some of our products contain free or open source software (together, "open source software") and we anticipate making use of open source software in the future. Open source software is generally covered by license agreements that permit the user to use, copy, modify, and distribute the software without cost, provided that the users and modifiers abide by certain licensing requirements. The original developers of the open source software generally provide no warranties on such software or protections in the event the open source software infringes a third party's intellectual property rights. Although we endeavor to monitor the use of open source software in our product development, we cannot assure you that past, present, or future products will not contain open source software elements that impose unfavorable licensing restrictions or other requirements on our products, including the need to seek licenses from third parties, to re-engineer affected products, to discontinue sales of affected products, or to release all or portions of the source code of affected products.  Any of these developments could materially adversely affect our business.

Risks Related to Our Finances and Capital Structure

We have a significant amount of indebtedness, which exposes us to leverage risks and subjects us to covenants which may adversely affect our operations.

At March 15, 2017, we had total outstanding indebtedness of approximately $808 million under our Credit Agreement and the Notes, meaning that we are significantly leveraged. In addition, we have the ability to borrow additional amounts under our Credit Agreement, including the revolving credit facility, for a variety of purposes, including, among others, acquisitions and stock repurchases. Our leverage position may, among other things:

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

A significant portion of our cash and cash equivalents are held overseas. If we are not able to generate sufficient cash domestically in order to fund our U.S. operations, stock repurchases and strategic opportunities, and to service our debt, we may incur a significant tax liability in order to repatriate the overseas cash balances, or we may need to raise additional capital in the future.

As of January 31, 2017, approximately $336.6 million of our cash, cash equivalents, restricted cash, bank time deposits, and investments were held in foreign countries. These amounts are not freely available for dividend repatriation to the U.S. without triggering significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations, our broader corporate initiatives such as stock repurchases, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders' ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign sources of liquidity and incur a significant tax expense or we may not be able to take advantage of strategic opportunities, develop new products, respond to competitive pressures, repurchase outstanding stock or repay our outstanding indebtedness. In any such case, our business, operating results or financial condition could be adversely impacted. For further information, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

Changes in accounting principles, or interpretations thereof, could adversely impact our financial condition or operating results.

We prepare our Consolidated Financial Statements in accordance with GAAP. These principles are subject to interpretation by the SEC and other organizations that develop and interpret accounting principles. Changes in these principles can have a significant effect on our reported operating results and may even retroactively affect previously reported operating results.

For example, the Financial Accounting Standard Board (“FASB”) has recently issued new, comprehensive accounting standards for revenue recognition and accounting for leases, and may issue other comprehensive accounting standards in the future, implementations of which may significantly impact our reported operating results and financial condition or could increase the volatility of our operating results. In addition, the implementation of new accounting standards may require significant changes to our customer and vendor contracts, business processes, accounting systems, and internal controls over financial reporting. The costs and effects of these changes could adversely impact our operating results.

For additional information regarding new accounting standards, please refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included under Item 8 of this report, under the heading “Recent Accounting Pronouncements”.

Our internal controls over financial reporting may not prevent misstatements and material weaknesses or deficiencies could arise in the future which could lead to restatements or filing delays.

Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles ("GAAP").  Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement.  An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, because the degree of compliance with policies or procedures decreases over time, or because of unanticipated circumstances or other factors.  As a result, although our management has concluded that our internal controls are effective as of January 31, 2017, we cannot assure you that our internal controls will prevent or detect every misstatement, that material weaknesses or other deficiencies will not occur or be identified in the future, that this or future financial reports will not contain material misstatements or omissions, that future restatements will not be required, or that we will be able to timely comply with our reporting obligations in the future.

If our goodwill or other intangible assets become impaired, our financial condition and results of operations could be negatively affected.

Because we have historically acquired a significant number of companies, goodwill and other intangible assets have represented a substantial portion of our assets. Goodwill and other intangible assets totaled approximately $1,500 million, or approximately 63% of our total assets, as of January 31, 2017. We test our goodwill for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment, and we assess on an as-needed basis whether there have been impairments in our other intangible assets. We make assumptions and estimates in this assessment which are complex and often subjective. These assumptions and estimates can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. To the extent that the factors described above change, we could be required to record additional non-cash impairment charges in the future, which could negatively affect our financial condition and results of operations.

Our international operations subject us to currency exchange risk.

We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Israeli shekel, euro, British pound sterling, Singapore dollar, and Australia dollar, among others.  Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, expenses, assets, and liabilities of entities using non-U.S. dollar functional currencies into U.S. dollars using currency exchange rates in effect during or at the end of each reporting period, meaning we are exposed to the impact of changes in currency exchange rates. In addition, our net income is impacted by the revaluation and settlement of monetary assets and liabilities denominated in currencies other than an entity’s functional currency, gains or losses on which are recorded within other income (expense), net. We attempt to mitigate a portion of these risks through foreign currency hedging, based on our judgment of the appropriate trade-offs among risk, opportunity and expense. However, our hedging activities are limited in scope and duration and may not be effective at reducing the U.S. dollar cost of our global operations.

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

We lease a total of approximately 1,106,000 square feet of office space covering approximately 66 offices around the world and we own an aggregate of approximately 89,000 square feet of office space at three sites in Scotland, Germany, and Indonesia.
Other than as described below, these properties are comprised of small and mid-sized facilities that are used to support our administrative, marketing, manufacturing, product development, sales, training, support, and services needs for our two operating segments.
Our corporate headquarters is located in a leased facility in Melville, New York, and consists of approximately 49,000 square feet of space under a lease that we entered into on February 13, 2015 and that expires in 2027. The Melville facility is used primarily by our executive management and corporate groups, including finance, legal, and human resources, as well as for customer support and services for our Customer Engagement operations.
We lease approximately 132,700 square feet of space at a facility in Alpharetta, Georgia under a lease that expires in 2026. The Alpharetta facility is used primarily by the administrative, marketing, product development, support, and sales groups for our Customer Engagement operations.
We also occupy approximately 176,000 square feet of space at our main facility in Herzliya, Israel under a lease that we renewed on October 1, 2015 and that expires in 2025. This Herzliya facility is used primarily for manufacturing, storage, development, sales, marketing, and support related to our Cyber Intelligence operations, as well as for product development related to our Customer Engagement Solutions. We also lease approximately 76,000 square feet of space at a second facility in Herzliya under a lease that expires in 2028.
From time to time, we may lease or sublease portions of our owned or leased facilities to third parties based on our operational needs. For additional information regarding our lease obligations, see Note 15, "Commitments and Contingencies" to our consolidated financial statements included under Item 8 of this report.
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
Following an unsuccessful mediation process, the proceeding before the District Court resumed. On August 28, 2016, the District Court (i) denied the plaintiffs’ motion to certify the suit as a class action with respect to all claims relating to Verint stock options and (ii) approved the plaintiffs’ motion to certify the suit as a class action with respect to claims of current or former employees of Comverse Limited (now Xura) or VSL who held unexercised CTI stock options at the time CTI suspended option exercises. The court also ruled that the merits of the case and any calculation of damages would be evaluated under New York law.
On December 15, 2016, CTI filed with the Supreme Court a motion for leave to appeal the District Court’s August 28, 2016 ruling. The plaintiffs filed their response to the motion on February 26, 2017. The plaintiffs did not file an appeal of the District Court’s August 28, 2016 ruling.
On December 13, 2016, the plaintiffs filed a notice with the District Court regarding the appointment of a new representative plaintiff, David Vaknin, for the current or former employees of VSL who held unexercised CTI stock options at the time CTI suspended option exercises. The plaintiffs must now file an amended statement of claims by May 1, 2017.
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

	Low	High
Year Ended January 31, 2016:
First quarter	$52.79	$64.78
Second quarter	$57.05	$66.45
Third quarter	$40.90	$59.69
Fourth quarter	$35.61	$49.70

Year Ended January 31, 2017:
First quarter	$29.76	$38.00
Second quarter	$31.43	$37.13
Third quarter	$33.59	$39.68
Fourth quarter	$33.40	$38.95

Holders

There were approximately 2,000 holders of record of our common stock at March 15, 2017. Such record holders include holders who are nominees for an undetermined number of beneficial owners.

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

Stock Performance Graph

The following table compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Index, assuming an investment of $100 on January 31, 2012 through January 31, 2017, and the reinvestment of any dividends. The comparisons in the graph below are based upon the closing sale prices on NASDAQ for our common stock from January 31, 2012 through January 31, 2017. This data is not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
1/12
1/13
1/14
1/15
1/16
1/17
Verint Systems Inc.
NASDAQ Composite
NASDAQ Computer & Data Processing

*$100 invested on 1/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending January 31.

January 31,	2012	2013	2014	2015	2016	2017
Verint Systems Inc.	$100.00	$119.52	$160.68	$188.76	$129.46	$132.07
NASDAQ Composite Index	$100.00	$113.43	$151.83	$173.28	$173.18	$211.73
NASDAQ Computer & Data Processing Index	$100.00	$108.33	$159.33	$166.04	$201.99	$238.65

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

We periodically purchase treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during a company-imposed trading blackout or lockup periods. There was no such activity during the year ended January 31, 2017.

Share repurchase activity during the three months ended January 31, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
November 1, 2016 - November 30, 2016	—	—	—	—
December 1, 2016 - December 31, 2016	306,452	$35.89	306,452	$103,130
January 1, 2017 - January 31, 2017	—	—	—	—
Total	306,452	$35.89	306,452	—

(1) Represents the approximate weighted-average price paid per share.

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

Five-Year Selected Financial Highlights:

Consolidated Statements of Operations Data
	Year Ended January 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Revenue	$1,062,106	$1,130,266	$1,128,436	$907,292	$839,542
Operating income	$17,366	$67,852	$79,111	$122,286	$99,553
Net (loss) income	$(26,246)	$22,228	$36,402	$58,776	$58,804
Net (loss) income attributable to Verint Systems Inc.	$(29,380)	$17,638	$30,931	$53,757	$54,002
Net (loss) income attributable to Verint Systems Inc. common shares	$(29,380)	$17,638	$30,931	$53,583	$38,530
Net (loss) income per share attributable to Verint Systems Inc.:
Basic	$(0.47)	$0.29	$0.53	$1.01	$0.97
Diluted	$(0.47)	$0.28	$0.52	$0.99	$0.96
Weighted-average shares:
Basic	62,593	61,813	58,096	52,967	39,748
Diluted	62,593	62,921	59,374	53,878	40,312

We have never declared a cash dividend to common stockholders.

Consolidated Balance Sheet Data
	January 31,
(in thousands)	2017	2016	2015	2014	2013
Total assets	$2,362,784	$2,355,735	$2,340,452	$1,768,192	$1,556,553
Long-term debt, including current maturities	$748,871	$738,087	$726,258	$637,670	$568,973
Preferred stock	$—	$—	$—	$—	$285,542
Total stockholders' equity	$1,015,040	$1,068,164	$1,004,903	$633,118	$229,676

During the five-year period ended January 31, 2017, we acquired a number of businesses, the more significant of which are identified in the table below. The operating results of acquired businesses have been included in our consolidated financial statements since their respective acquisition dates.

Our consolidated operating results and consolidated financial condition during the five-year period ended January 31, 2017 included the following notable transactions:

As of and for the year ended January 31,		Description
2017	•	Completion of the acquisitions of Contact Solutions LLC in February 2016 and OpinionLab, Inc. in November 2016.

2016	•	None

2015	•	Completion of the acquisitions of KANA Software, Inc. and its subsidiaries ("KANA") in February 2014 and UTX Technologies Limited ("UTX") in March 2014.
	•	An income tax benefit of $44.4 million resulting from the reduction of a valuation allowance on our deferred income tax assets recorded in connection with the acquisition of KANA; and
	•	Losses on early retirements of debt of $12.5 million, primarily associated with an amendment to our Credit Agreement and the early partial retirement of our term loans.

2014	•	Completion of the CTI Merger on February 4, 2013; and
	•	Losses on early retirements of debt of $9.9 million, primarily associated with an amendment to our Credit Agreement.

2013	•	Professional fees and related expenses of $16.1 million associated with the CTI Merger.

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

Overview

Our Business

Verint is a global leader in Actionable Intelligence solutions. Actionable Intelligence is a necessity in a dynamic world of massive information growth because it empowers organizations with crucial insights and enables decision makers to anticipate, respond, and take action. With Verint solutions and value-added services, organizations of all sizes and across many industries can make more informed, timely, and effective decisions. Today, over 10,000 organizations in more than 180 countries, including over 80 percent of the Fortune 100, use Verint solutions to optimize customer engagement and make the world a safer place.

We have established leadership positions in Actionable Intelligence by developing highly-scalable, enterprise-class software and services with advanced, integrated analytics for both unstructured and structured information. Our innovative solutions are developed by a large research and development (“R&D”) team comprised of approximately 1,400 professionals and backed by more than 800 patents and patent applications worldwide.

To help our customers maximize the benefits of our technology over the solution lifecycle and provide a high degree of flexibility, we offer a broad range of services, such as strategic consulting, managed services, implementation services, training, maintenance, and 24x7 support. Additionally, we offer a broad range of deployment options, including cloud, on-premises, and hybrid, and software licensing and delivery models that include perpetual licenses and software as a service (“SaaS”).

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

In August 2016, we reorganized into two businesses, and are now reporting our results in two operating segments, Customer Engagement Solutions ("Customer Engagement") and Cyber Intelligence Solutions ("Cyber Intelligence").

Over time, our Video Intelligence business had evolved to focus on two use cases: the first is fraud mitigation and loss prevention, and the second is situational intelligence and incident response. The fraud and loss prevention use case is applicable to our banking and retail customers, while the situational intelligence and incident response use case is applicable to other verticals, including our public sector and campus customers. As part of this evolution, in August 2016, we separated our Video Intelligence team to create better vertical market alignment and growth opportunities. We transitioned the banking and retail portion of the Video Intelligence team into our Enterprise Intelligence segment, aligning it with our large banking and retail customer presence in our Enterprise Intelligence segment. This combined segment has been named Customer Engagement Solutions. We transitioned the situational intelligence portion of the Video Intelligence team into our Cyber Intelligence segment, reflecting this business’s focus on security and public safety. We believe this change creates two strong businesses of scale, well positioned for growth in their respective markets, with dedicated management teams, unique product portfolios, and domain expertise, and aligns with the manner in which our CODM currently receives and uses financial information to allocate resources and evaluate the performance of our Customer Engagement and Cyber Intelligence businesses.

This change in segment reporting is reflected in the consolidated financial statements as of and for the year ended January 31, 2017 included in this report. Comparative segment financial information provided for prior periods has been recast to conform to this revised segment structure.

For the years ended January 31, 2017, 2016, and 2015, our Customer Engagement segment represented approximately 66%, 61%, and 63% of our total revenue, respectively, while for those same years, our Cyber Intelligence segment represented approximately 34%, 39%, and 37% of our total revenue, respectively.

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

•
Evolving technologies and market potential. Our success depends in part on our ability to keep pace with technological changes, customer challenges, and evolving industry standards in our product offerings, successfully developing, launching, and driving demand for new, innovative, high-quality products and services that meet or exceed customer needs, and identifying, entering, and prioritizing areas of growing market potential, while migrating away from areas of commoditization. For example, in our Cyber Intelligence business, stronger and more frequent use of encryption has created significantly greater challenges for our customers and for our solutions to address. In our Customer Engagement business, we see increased interest in cloud-based solutions, as well as pricing pressure on legacy products.

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

•
Information technology and government spending. Our growth and results depend in part on general economic conditions and the pace of information technology spending by both commercial and governmental customers. Beginning in the year ended January 31, 2016, we began experiencing extended sales cycles, particularly for large projects, a reduction in deal sizes, and pressure in certain areas of our legacy business. We have made adjustments in response to these market trends and believe that improvements in the economic environment and growing demand for our solutions will drive growth in both of our segments in the year ending January 31, 2018.

In our Customer Engagement segment, we have aligned our sales strategy to engage more closely with our customers on their long-term customer engagement optimization strategy and to focus on their near-term priorities and budget constraints, including by emphasizing the flexible and modular nature of our solution portfolio, in which a customer can make an initial purchase anywhere in our portfolio and then expand into other areas over time, or can make a larger, more transformational suite purchase all at once. We have also continued to increase the flexibility of our deployment model, affording our customers the choice of deploying our solutions on-premises or in the cloud, or a hybrid of both, and we also offer a menu of managed services.

In our Cyber Intelligence segment, we believe that our solutions have proven to be very effective in fighting terrorism and crime, which continues to be a high priority around the world. As a result, we have continued to expand our solutions portfolio to address emerging threats and have designed our solutions to address specific customer needs. We have also provided additional focus on smaller transactions, achieving a better mix of transaction sizes, for both our leading edge and legacy solutions, and have continued to expand our security domain expertise. We believe that global economic spending has stabilized, and with our ongoing investments in our markets, we believe we are well positioned to resume growth.

See Item 1, "Business", of this report for more information on key trends that we believe are driving demand for our solutions and "Risk Factors" under Item 1A of this report for a more complete description of risks that may impact future revenue and profitability.

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

We account for multiple-element arrangements that contain only software and software-related elements by allocating a portion of the total purchase price to the undelivered elements, primarily installation services, PCS, consulting, and training, using VSOE of fair value of the undelivered elements. The remaining portion of the total transaction value is allocated to the delivered software, referred to as the residual method. If we are unable to establish VSOE for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered, unless the only undelivered element is PCS, in which case we recognize the arrangement fee ratably over the PCS period.

For multiple-element arrangements that are comprised of a combination of software and non-software deliverables, the total transaction value is bifurcated between the software deliverables and non-software deliverables based on the relative selling prices of the software and non-software deliverables as a group. Revenue is then recognized for the software and software-related services following the residual method or ratably over the PCS period if VSOE for PCS does not exist, and for the non-software deliverables following the revenue recognition methodology outlined above for multiple-element arrangements that contain tangible products and other non-software related services.

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

Impairment of Goodwill and Other Intangible Assets

We test goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. As of January 31, 2017, our reporting units are Customer Engagement, Cyber Intelligence (excluding situational intelligence solutions), and the Situational Intelligence business of our former Video Intelligence segment, which is now a component of our Cyber Intelligence operating segment.

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

Based upon our November 1, 2016 goodwill impairment reviews, we concluded that the estimated fair values of our Customer Engagement, Cyber Intelligence, and Situational Intelligence reporting units significantly exceeded their carrying values.
Our Customer Engagement, Cyber Intelligence, and Situational Intelligence reporting units carried goodwill of $1.1 billion, $121.6 million, and $11.3 million, respectively, at January 31, 2017.

We did not record any impairments of goodwill for the years ended January 31, 2017, 2016, or 2015.

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

During the three-year period ended January 31, 2017, restricted stock units were our predominant stock-based payment award. The fair value of these awards is equivalent to the market value of our common stock on the grant date. In the past, we have also awarded stock options, the fair value of which is estimated on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model for this purpose, which requires the input of significant assumptions including an estimate of the average period of time employees will retain stock options before exercising them, the estimated volatility of our common stock price over the expected term, the number of options that will ultimately be forfeited before completing vesting requirements, and the risk-free interest rate.

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

For example, in a multiple-element arrangement where revenue is recognized over the PCS support period, the cost of revenue associated with the product is capitalized upon product delivery and amortized over that same period. However, the cost of revenue associated with the services is expensed as incurred in the period in which the services are performed. In addition, we expense customer acquisition and origination costs to selling, general and administrative expenses, including sales commissions, as incurred, with the exception of certain sales referral fees in our Cyber Intelligence segment which are capitalized and amortized ratably over the revenue recognition period.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,
(in thousands, except per share data)	2017	2016	2015
Revenue	$1,062,106	$1,130,266	$1,128,436
Operating income	$17,366	$67,852	$79,111
Net (loss) income attributable to Verint Systems Inc.	$(29,380)	$17,638	$30,931
Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.47)	$0.29	$0.53
Diluted	$(0.47)	$0.28	$0.52

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Our revenue decreased approximately $68.2 million to $1,062.1 million in the year ended January 31, 2017 from $1,130.3 million in the year ended January 31, 2016.  The decrease consisted of a $76.9 million decrease in product revenue, partially offset by a $8.7 million increase in service and support revenue.  In our Cyber Intelligence segment, revenue decreased approximately $79.2 million, or 18%, from $435.4 million in the year ended January 31, 2016 to $356.2 million in the year ended January 31, 2017.  The decrease consisted of a $55.8 million decrease in product revenue and a $23.4 million decrease in service and support revenue. In our Customer Engagement segment, revenue increased approximately $11.0 million, or 2%, to $705.9 million in the year ended January 31, 2017 from $694.9 million in the year ended January 31, 2016. The increase consisted of a $32.1 million increase in service and support revenue, partially offset by a $21.1 million decrease in product revenue. For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, EMEA, and APAC represented approximately 54%, 30%, and 16% of our total revenue, respectively, in the year ended January 31, 2017, compared to approximately 51%, 31%, and 18%, respectively, in the year ended January 31, 2016. Further details of changes in revenue are provided below.

Operating income was $17.4 million in the year ended January 31, 2017 compared to $67.9 million in the year ended January 31, 2016.  This decrease in operating income was primarily due to a $61.9 million decrease in gross profit primarily due to decreased gross profit in our Cyber Intelligence segment, partially offset by an $11.4 million decrease in operating expenses, which primarily consisted of a $6.6 million decrease in net research and development expenses and a $5.7 million decrease in selling, general and administrative expenses. Further details of changes in operating income are provided below.

Net loss attributable to Verint Systems Inc. was $29.4 million, and diluted net loss per common share was $0.47 in the year ended January 31, 2017, compared to net income attributable to Verint Systems Inc. of $17.6 million, and diluted net income per common share of $0.28, in the year ended January 31, 2016.  The decrease in net income attributable to Verint Systems Inc. and diluted net income per common share in the year ended January 31, 2017 was primarily due to decreased operating income, as described above, a $1.5 million decrease net income attributable to our noncontrolling interest, a $1.1 million increase in interest expense, and a $1.8 million increase in our provision for income taxes. These increases were partially offset by a $5.3 million decrease in net foreign currency losses.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the year ended January 31, 2017 to average exchange rates for the year ended January 31, 2016, the U.S. dollar strengthened relative to the British pound sterling and our hedged Israeli shekel rate, resulting in an overall decrease in our revenue, cost of revenue, and operating expenses on a U.S. dollar-denominated basis. For the year ended January 31, 2017, had foreign exchange rates remained unchanged from rates in effect for the year ended January 31, 2016, our revenue would have been approximately $10.2 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $17.1 million higher, which would have resulted in a $6.9 million decrease in operating income.

As of January 31, 2017, we employed approximately 5,100 professionals, including part-time employees and certain contractors, as compared to approximately 5,000 at January 31, 2016.

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Our revenue increased approximately $1.9 million to $1,130.3 million in the year ended January 31, 2016 from $1,128.4 million in the year ended January 31, 2015.  The increase consisted of a $34.1 million increase in service and support revenue, partially offset by a $32.2 million decrease in product revenue.  In our Cyber Intelligence segment, revenue increased approximately $20.5 million, or 5%, from $414.9 million in the year ended January 31, 2015 to $435.4 million in the year ended January 31, 2016.  The increase consisted of a $31.8 million increase in service and support revenue, partially offset by an $11.3 million decrease in product revenue. In our Customer Engagement segment, revenue decreased approximately $18.6 million, or 3%, to $694.9 million in the year ended January 31, 2016 from $713.5 million in the year ended January 31, 2015 due to a decrease in product revenue. For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, EMEA, and APAC represented approximately 51%, 31%, and 18% of our total revenue, respectively, in the year ended January 31, 2016, compared to approximately 52%, 31%, and 17%, respectively, in the year ended January 31, 2015. Further details of changes in revenue are provided below.

Operating income was $67.9 million in the year ended January 31, 2016 compared to $79.1 million in the year ended January 31, 2015.  This decrease in operating income was primarily due to an $11.9 million decrease in gross profit primarily due to decreased gross profit in our Customer Engagement segment and a $0.7 million decrease in operating expenses, which consisted of a $2.6 million decrease in selling, general and administrative expenses and a $2.1 million decrease in amortization of other acquired intangible assets, partially offset by a $4.0 million increase in net research and development expenses. Further details of changes in operating income are provided below.

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

When comparing average exchange rates for the year ended January 31, 2016 to average exchange rates for the year ended January 31, 2015, the U.S. dollar strengthened relative to the British pound sterling, euro, Israeli shekel (both hedged and unhedged), Australian dollar, Brazilian real, and Singapore dollar, resulting in an overall decrease in our revenue (primarily in our Customer Engagement and Cyber Intelligence segments), cost of revenue, and operating expenses on a U.S. dollar-denominated basis. For the year ended January 31, 2016, had foreign exchange rates remained unchanged from rates in effect for the year ended January 31, 2015, our revenue would have been approximately $40.0 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $44.6 million higher, which would have resulted in a $4.6 million decrease in operating income.

As of January 31, 2016, we employed approximately 5,000 employees, including part-time employees and certain contractors, as compared to approximately 4,800 at January 31, 2015.

Revenue by Operating Segment

The following table sets forth revenue for each of our two operating segments for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,			% Change
(in thousands)	2017	2016	2015	2017 - 2016	2016 - 2015
Customer Engagement	$705,897	$694,857	$713,505	2%	(3)%
Cyber Intelligence	356,209	435,409	414,931	(18)%	5%
Total revenue	$1,062,106	$1,130,266	$1,128,436	(6)%	—%

Customer Engagement Segment

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Customer Engagement revenue increased approximately $11.0 million, or 2%, from $694.9 million in the year ended January 31, 2016 to $705.9 million in the year ended January 31, 2017.  The increase consisted of a $32.1 million increase in service and support revenue, partially offset by a $21.1 million decrease in product revenue. We continue to experience a shift in our revenue mix from product revenue to service and support revenue as a result of several factors, including a higher component of service offerings in our standard arrangements (including licenses sold through cloud deployment), an increase in services associated with customer product upgrades, and growth in our customer install base. The increase in Customer Engagement revenue reflects the implementation of our product strategy of expanding our portfolio of Customer Engagement Solutions, through both internal development and acquisitions, and our go-to-market strategy of offering customers the ability to purchase our best-of-breed solutions individually or part of a more comprehensive deployment.

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Customer Engagement revenue decreased approximately $18.6 million, or 3%, from $713.5 million in the year ended January 31, 2015 to $694.9 million in the year ended January 31, 2016.  The decrease consisted of a $20.9 million decrease in product revenue, partially offset by a $2.3 million increase in service and support revenue. The decrease in product revenue reflects a $31.9 million decrease in our former Enterprise Intelligence segment that reflects a lower aggregate value of executed license arrangements, which comprises the majority of our product revenue and which can fluctuate from period to period. This was partially offset by an $11.0 million increase in product revenue from the banking and retail portion of our former Video Intelligence segment due to an increase in product deliveries to these customers during the year ended January 31, 2016 as compared to the year ended January 31, 2015. The decrease in service and support revenue was primarily due to a decrease in revenue from professional services and consulting projects in the year ended January 31, 2016, partially offset by an increase in support revenue. Our revenue during the year ended January 31, 2016 was also adversely affected by the impact of the strengthening of the U.S dollar relative to the currencies used in the foreign locations where we conduct business.

Cyber Intelligence Segment

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Cyber Intelligence revenue decreased approximately $79.2 million, or 18%, from $435.4 million in the year ended January 31, 2016 to $356.2 million in the year ended January 31, 2017.  The decrease consisted of a $55.8 million decrease in product revenue and a $23.4 million decrease in service and support revenue. The decrease in product revenue was primarily due to a decrease in product deliveries and, to a lesser extent, a decrease in progress realized during the current year on projects with revenue recognized using the percentage of completion ("POC") method, some of which commenced in previous years. The decrease in service and support revenue was primarily attributable to a decrease in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in previous years, partially offset by an increase in support and other value-added services revenue from new and existing customers.

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Cyber Intelligence revenue increased approximately $20.5 million, or 5%, from $414.9 million in the year ended January 31, 2015 to $435.4 million in the year ended January 31, 2016.  The increase consisted of a $31.8 million increase in service and support revenue, partially offset by a $11.3 million decrease in product revenue.  The increase in service and support revenue was primarily attributable to an increase in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in the previous year, and an increase in support revenue from new and existing customers. The decrease in product revenue was primarily due to a decrease in product deliveries to customers, partially offset by an increase in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in the previous year. Our revenue during the year ended January 31, 2016 was also adversely affected by the impact of the strengthening of the U.S dollar relative to the currencies used in the foreign locations where we conduct business.

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

The following table sets forth product revenue and service and support revenue for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,			% Change
(in thousands)	2017	2016	2015	2017 - 2016	2016 - 2015
Product revenue	$378,504	$455,406	$487,617	(17)%	(7)%
Service and support revenue	683,602	674,860	640,819	1%	5%
Total revenue	$1,062,106	$1,130,266	$1,128,436	(6)%	—%

Product Revenue

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Product revenue decreased approximately $76.9 million, or 17%, from $455.4 million for the year ended January 31, 2016 to $378.5 million for the year ended January 31, 2017, resulting from a $55.8 million decrease in our Cyber Intelligence segment and a $21.1 million decrease in our Customer Engagement segment.

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Product revenue decreased approximately $32.2 million, or 7%, from $487.6 million for the year ended January 31, 2015 to $455.4 million for the year ended January 31, 2016, resulting from a $20.9 million decrease in our Customer Engagement segment and a $11.3 million decrease in our Cyber Intelligence segment.

For additional information see "—Revenue by Operating Segment".

Service and Support Revenue

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Service and support revenue increased approximately $8.7 million, or 1%, from $674.9 million for the year ended January 31, 2016 to $683.6 million for the year ended January 31, 2017, resulting from a $32.1 million increase in our Customer Engagement segment, partially offset by a decrease of $23.4 million in our Cyber Intelligence segment.

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Service and support revenue increased approximately $34.1 million, or 5%, from $640.8 million for the year ended January 31, 2015 to $674.9 million for the year ended January 31, 2016.  This increase was primarily attributable to increases of $31.8 million and $2.3 million in our Cyber Intelligence and Customer Engagement segments, respectively.

For additional information see "— Revenue by Operating Segment".

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology and backlog for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,			% Change
(in thousands)	2017	2016	2015	2017 - 2016	2016 - 2015
Cost of product revenue	$123,279	$145,071	$144,870	(15)%	—%
Cost of service and support revenue	261,978	248,061	239,274	6%	4%
Amortization of acquired technology and backlog	37,372	35,774	31,004	4%	15%
Total cost of revenue	$422,629	$428,906	$415,148	(1)%	3%

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

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Cost of product revenue decreased approximately 15% from $145.1 million for the year ended January 31, 2016 to $123.3 million for the year ended January 31, 2017 primarily due to decreased cost of product revenue in our Cyber Intelligence segment as a result of decreased Cyber Intelligence product revenue discussed above. Our overall product gross margins decreased to 67% in the year ended January 31, 2017 from 68% in the year ended January 31, 2016. Product gross margins in our Customer Engagement segment were 82% in each of the years ended January 31, 2017 and 2016. Product gross margins in our Cyber Intelligence segment decreased from 62% in the year ended January 31, 2016 to 57% in the year ended January 31, 2017 primarily due to a change in product mix and decreased product revenue, resulting in decreased absorption of fixed overhead costs during in the year ended January 31, 2017 compared to the year ended January 31, 2016.

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Cost of product revenue remained relatively unchanged at $145.1 million for the year ended January 31, 2016 compared to $144.9 million for the year ended January 31, 2015. For the year ended January 31, 2016, we recorded a $3.2 million charge for the impairment of certain technology assets associated with a prior business combination in our Cyber Intelligence segment. For the year ended January 31, 2015, we recorded a $2.6 million charge for the impairment of certain capitalized software development costs, reflecting strategy changes in certain product development initiatives in our Cyber Intelligence segment as a result of the UTX acquisition. Our overall product gross margins decreased to 68% in the year ended January 31, 2016 from 70% in the year ended January 31, 2015. As noted above, certain costs are not allocated to our operating segments when we calculate product gross margins by operating segment. Product gross margins in our Customer Engagement segment decreased to 82% in the year ended January 31, 2016 from 85% in the year ended January 31, 2015. Product gross margins in our Cyber Intelligence segment increased from 61% in the year ended January 31, 2015 to 62% in the year ended January 31, 2016. The above changes in product gross margins are primarily attributable to changes in product mix in the year ended January 31, 2016 compared to the year ended January 31, 2015.

Cost of Service and Support Revenue

Cost of service and support revenue primarily consists of employee compensation and related expenses, contractor costs, hosting infrastructure costs, and travel expenses relating to installation, training, application managed services, consulting, and maintenance services. Cost of service and support revenue also includes stock-based compensation expenses, facility costs, and other overhead expenses. In accordance with GAAP and our accounting policy, the cost of service and support revenue is generally expensed as incurred in the period in which the services are performed, with the exception of certain transactions accounted for using the POC method.

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Cost of service and support revenue increased approximately 6% from $248.1 million in the year ended January 31, 2016 to $262.0 million in the year ended January 31, 2017.  Cost of service and support revenue increased in our Customer Engagement segment primarily due to increased employee compensation and related expense in our Customer Engagement segment as a result of additional services employee headcount in connection with business combinations that closed in the year ended January 31, 2017. This increase was partially offset primarily by decreased cost of service and support revenue in our Cyber Intelligence segment primarily due to decreased employee compensation and related expense. Our overall service and support gross margins decreased from 63% in the year ended January 31, 2016 to 62% in the year ended January 31, 2017.

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Cost of service and support revenue increased approximately 4% from $239.3 million in the year ended January 31, 2015 to $248.1 million in the year ended January 31, 2016.  The increase is primarily attributable to an $11.3 million increase in employee compensation and related expenses due primarily to increased services and support employee headcount chiefly in our Cyber Intelligence segment, and a $3.4 million increase in contractor costs due to increase use of contractors in our Cyber Intelligence and Customer Engagement segments during the year ended January 31, 2016 compared to the year ended January 31, 2015. These increases were partially offset by a $2.4 million decrease in travel expenses primarily in our Customer Engagement segment and a $1.3 million decrease in materials expense incurred to provide services primarily in our Customer Engagement segment. Our overall service and support gross margins were 63% in each of the years ended January 31, 2016 and 2015.

Amortization of Acquired Technology and Backlog

Amortization of acquired technology and backlog consists of amortization of technology assets and customer backlog acquired in connection with business combinations.

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Amortization of acquired technology and backlog increased approximately 4% from $35.8 million in the year ended January 31, 2016 to $37.4 million in the year ended January 31, 2017. The increase was attributable to amortization expense of acquired technology-based intangible assets associated with business combinations that closed during the year ended January 31, 2017, partially offset by a decrease in amortization expense as a result of acquired technology intangibles from historical business combinations becoming fully amortized.

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

The following table sets forth research and development, net for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,			% Change
(in thousands)	2017	2016	2015	2017 - 2016	2016 - 2015
Research and development, net	$171,070	$177,650	$173,748	(4)%	2%

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Research and development, net decreased approximately $6.6 million, or 4%, from $177.7 million in the year ended January 31, 2016 to $171.1 million in the year ended January 31, 2017.  The decrease is primarily due to decreased employee compensation and related expenses as a result of decreased research and development employee headcount in both of our operating segments.

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Research and development, net increased approximately $4.0 million, or 2%, from $173.7 million in the year ended January 31, 2015 to $177.7 million in the year ended January 31, 2016.  The increase was primarily attributable to a $2.8 million increase in stock-based compensation expense due to a combination of an increase in the number of outstanding RSUs, higher expenses associated with performance-based RSUs, and higher grant-date stock prices during the year ended January 31, 2016 (which are used to determine the grant-date fair value of an RSU), and our bonus share program, further details for which appear in Note 13, "Stock-Based Compensation and Other Benefit Plans" to our consolidated financial statements included under Item 8 of this report. Research and development reimbursements received from government programs decreased $1.1 million during the year ended January 31, 2016, primarily in our Customer Engagement segment, resulting in an increase in research and development expense compared to the year ended January 31, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,			% Change
(in thousands)	2017	2016	2015	2017 - 2016	2016 - 2015
Selling, general and administrative	$406,952	$412,728	$415,266	(1)%	(1)%

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Selling, general and administrative expenses decreased approximately $5.7 million, or 1%, from $412.7 million in the year ended January 31, 2016 to $407.0 million in the year ended January 31, 2017. This decrease was primarily attributable to the following:

•	$4.2 million decrease as a result of increased capitalized software development costs compared to the year ended January 31, 2016;

•	$3.3 million decrease in employee compensation and related expenses due primarily to a decrease in headcount of general and administrative employees; and

•	$5.3 million decrease in agent commissions in our Cyber Intelligence segment.

These decreases were partially offset by an $8.2 million increase in selling, general, and administrative expenses due to the change in fair value of our obligations under contingent consideration arrangements from a net benefit of $0.9 million during the year ended January 31, 2016 to net expense of $7.3 million in the year ended January 31, 2017.

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Selling, general and administrative expenses decreased approximately $2.6 million, or 1%, from $415.3 million in the year ended January 31, 2015 to $412.7 million in the year ended January 31, 2016. This decrease was primarily attributable to the following:

•	$3.8 million decrease in sales commissions expense due primarily to decreased product bookings in our Customer Engagement segment;

•	$2.8 million decrease in employee compensation and related expenses due primarily to a decrease in headcount of general and administrative employees in our Customer Engagement segment;

•
$2.3 million decrease in accounting, legal, and other professional service fees primarily due to higher use of such services during the year ended January 31, 2015 as a result of services provided in connection with the KANA and UTX acquisitions;

•	$2.1 million decrease in travel expenses due primarily to decreased travel expenses in our Customer Engagement segment; and

•
$1.8 million decrease in selling, general, and administrative expenses resulting from the change in fair value of our obligations under contingent consideration arrangements from a $0.9 million net expense during the year ended January 31, 2015 to $0.9 million net benefit during the year ended January 31, 2016.

These decreases were partially offset by increases of $6.4 million and $2.5 million in stock-based compensation expense and facilities expenses, respectively. Stock-based compensation expense increased primarily due to a combination of an increase in the number of outstanding RSUs, higher expenses associated with performance-based RSUs, and higher grant-date stock prices during the year ended January 31, 2016 (which are used to determine the grant-date fair value of an RSU), and our bonus share program, further details for which appear in Note 13, "Stock-Based Compensation and Other Benefit Plans" to our consolidated financial statements included under Item 8 of this report. Facilities expenses increased due primarily to the early termination of a facility lease in the Americas region, and costs associated with entering our new headquarters in Melville, New York.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names and non-compete agreements.
The following table sets forth amortization of other acquired intangible assets for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,			% Change
(in thousands)	2017	2016	2015	2017 - 2016	2016 - 2015
Amortization of other acquired intangible assets	$44,089	$43,130	$45,163	2%	(5)%

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Amortization of other acquired intangible assets increased approximately $1.0 million, or 2%, from $43.1 million in the year ended January 31, 2016 to $44.1 million in the year ended January 31, 2017 primarily due to amortization expense from acquired intangible assets from business combinations that closed during the year ended January 31, 2017, partially offset by a decrease in amortization expense as a result of acquired other intangibles from historical business combinations becoming fully amortized.

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

Other Expense, Net

The following table sets forth total other expense, net for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,			% Change
(in thousands)	2017	2016	2015	2017 - 2016	2016 - 2015
Interest income	$1,048	$1,490	$1,070	(30)%	39%
Interest expense	(34,962)	(33,885)	(36,661)	3%	(8)%
Losses on early retirements of debt	—	—	(12,546)	—%	(100)%
Other (expense) income:
Foreign currency losses	(2,743)	(8,037)	(13,402)	(66)%	(40)%
(Losses) gains on derivatives	(322)	394	3,986	*	*
Other, net	(3,861)	(4,634)	(155)	(17)%	*
Total other expense	(6,926)	(12,277)	(9,571)	(44)%	28%
Total other expense, net	$(40,840)	$(44,672)	$(57,708)	(9)%	(23)%

* Percentage is not meaningful.

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Total other expense, net, decreased by $3.9 million from $44.7 million in the year ended January 31, 2016 to $40.8 million in the year ended January 31, 2017.

Interest expense increased to $35.0 million in the year ended January 31, 2017 from $33.9 million in the year ended January 31, 2016 primarily due to higher interest rates on outstanding borrowings during the year ended January 31, 2017.

We recorded $2.7 million of net foreign currency losses in the year ended January 31, 2017 compared to $8.0 million of net losses in the year ended January 31, 2016.  Foreign currency losses in the year ended January 31, 2017 resulted primarily from the strengthening of the U.S. dollar against the British pound sterling, resulting in foreign currency losses on U.S dollar-denominated net liabilities in certain entities which use the British pound sterling functional currency, and the weakening of the U.S. dollar against the Brazilian real, resulting in foreign currency losses on U.S dollar-denominated net assets in certain entities which use the Brazilian real function currency.

In the year ended January 31, 2017, there were net losses on derivative financial instruments (not designated as hedging instruments) of $0.3 million, compared to net gains of $0.4 million on such instruments for the year ended January 31, 2016.  The net losses in the current year reflected losses on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Brazilian real.

Other net expenses decreased to $3.9 million in the year ended January 31, 2017 from $4.6 million in the year ended January 31, 2016. In the year ended January 31, 2017, we recorded a write-off of a $2.4 million cost-basis investment in our Cyber Intelligence segment. In the year ended January 31, 2016, other, net expense consisted primarily of write-offs of indemnification assets associated with tax liabilities recorded in connection with prior business combinations.

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Total other expense, net, decreased by $13.0 million from $57.7 million in the year ended January 31, 2015 to $44.7 million in the year ended January 31, 2016.

During the year ended January 31, 2015, we recorded a $12.5 million loss upon early retirements of debt. Of this amount, $7.1 million was recorded in connection with the extinguishment of previously outstanding amounts under our Credit Agreement, and $5.5 million was recorded in connection with the retirement of $530.0 million of the February 2014 Term Loans and March 2014 Term Loans (defined below). Further discussion regarding our credit facilities appears in Note 6, “Long-Term Debt” to our consolidated financial statements included under Item 8 of this report.

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

Other net expenses increased to $4.6 million in the year ended January 31, 2016 from $0.2 million in the year ended January 31, 2015. Other, net, expense in the year ended January 31, 2016 consisted primarily of write-offs of indemnification assets associated with tax liabilities recorded in connection with prior business combinations.

Provision (Benefit) for Income Taxes

The following table sets forth our provision (benefit) for income taxes for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,			% Change
(in thousands)	2017	2016	2015	2017 - 2016	2016 - 2015
Provision (benefit) for income taxes	$2,772	$952	$(14,999)	*	*

* Percentage is not meaningful.

Year Ended January 31, 2017 compared to Year Ended January 31, 2016. Our effective income tax rate was negative 11.8% for the year ended January 31, 2017, compared to an effective income tax rate of 4.1% for the year ended January 31, 2016. For the year ended January 31, 2017, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 35%

due to the release of $10.4 million of Verint valuation allowances, and the mix and levels of income and losses among taxing jurisdictions, offset by changes in unrecognized income tax benefits. We maintain valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions. In connection with acquisitions during the fourth quarter of the year ended January 31, 2017 (OpinionLab and an acquisition deemed immaterial in our Customer Engagement segment), we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, we reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded. Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit and not as a component of the acquisition accounting. In addition, pre-tax income in our profitable jurisdictions, where we recorded income tax provisions at rates lower than the U.S. federal statutory income tax rate, was lower than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $2.8 million on a pre-tax loss of $23.5 million, which represented a negative effective income tax rate of 11.8%. For the year ended January 31, 2016, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 35% primarily due to mix and levels of income and losses among taxing jurisdictions and changes in unrecognized income tax benefits. We recorded tax benefits of $20.2 million as a result of audit settlements and statute of limitation lapses related to domestic and foreign jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions at rates lower than the U.S. federal statutory income tax rate, was substantially offset by our domestic losses where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $1.0 million on $23.2 million of pre-tax income, which represented an effective income tax rate of 4.1%.

Year Ended January 31, 2016 compared to Year Ended January 31, 2015. Our effective income tax rate was 4.1% for the year ended January 31, 2016, compared to a negative effective income tax rate of 70.1% for the year ended January 31, 2015.  For the year ended January 31, 2016, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 35% primarily due to mix and levels of income and losses among taxing jurisdictions and changes in unrecognized income tax benefits. We recorded tax benefits of $20.2 million related to changes in unrecognized income tax benefits as a result of audit settlements and statute of limitation lapses related to domestic and foreign jurisdictions. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions at rates lower than the U.S. federal statutory income tax rate, was substantially offset by our domestic losses where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $1.0 million on $23.2 million of pre-tax income, which represented an effective income tax rate of 4.1%. For the year ended January 31, 2015, our effective income tax rate was lower than the U.S. federal statutory income tax rate of 35% primarily due to the release of $44.4 million of Verint valuation allowances. We maintain valuation allowances on our net U.S. deferred income tax assets related to federal and certain state jurisdictions. In connection with the acquisition of KANA on February 3, 2014, we recorded deferred income tax liabilities primarily attributable to acquired intangible assets to the extent the amortization will not be deductible for income tax purposes. Under accounting guidelines, because the amortization of the intangible assets in future periods provides a source of taxable income, we expect to realize a portion of our existing deferred income tax assets. As such, we reduced the valuation allowance recorded on our deferred income tax assets to the extent of the deferred income tax liabilities recorded. Because the valuation allowance related to existing Verint deferred income tax assets, the impact of the release was reflected as a discrete income tax benefit and not as a component of the KANA acquisition accounting. The effective income tax rate was also affected by the mix and levels of income and losses among taxing jurisdictions, changes in unrecognized income tax benefits, and the recording of valuation allowance on certain income tax attributes of a foreign subsidiary where we do not expect to realize the benefits. Pre-tax income in our profitable jurisdictions, where we recorded income tax provisions at rates lower than the U.S. federal statutory income tax rate, was substantially offset by our domestic losses where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax benefit of $15.0 million on $21.4 million of pre-tax income, which represented a negative effective income tax rate of 70.1%.

The comparison of our effective income tax rates between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, amount of permanent book to tax differences, the impact of unrecognized tax benefits, and the effects of valuation allowances on certain loss jurisdictions.

Backlog

For most of our transactions, delivery generally occurs within several months following receipt of the order.  However, certain projects, particularly in our Cyber Intelligence segment, can extend over longer periods of time, delivery under which, for various reasons, may be delayed, modified, or canceled.  As a result, we believe that our backlog at any particular time is not meaningful because it is not necessarily indicative of future revenue.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We have used cash as consideration for substantially all of our historical business acquisitions, including approximately $142 million of net cash expended for business acquisitions during the year ended January 31, 2017.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise additional equity or debt capital in the capital markets.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $282.1 million and $306.1 million as of January 31, 2017 and 2016, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and bank time deposits of $54.5 million and $15.4 million at January 31, 2017 and January 31, 2016, respectively. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months or for the foreseeable future.

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

The following table sets forth our cash and cash equivalents, restricted cash and bank time deposits, short-term investments and long-term debt as of January 31, 2017 and 2016:

	January 31,
(in thousands)	2017	2016
Cash and cash equivalents	$307,363	$352,105
Restricted cash and bank time deposits (excluding long term portions)	9,198	11,820
Short-term investments	3,184	55,982
Total cash, cash equivalents, restricted cash and bank time deposits, and short-term investments	$319,745	$419,907
Total debt, including current maturities	$748,871	$738,087

The principal activities comprising the net decrease in cash, cash equivalents, restricted cash and bank time deposits, and short-term investments during the year ended January 31, 2017 were expenditures of $142 million for business acquisitions, $47 million for stock repurchases, $30 million for investments in property, equipment, and capitalized software development costs, and a $37 million increase in restrictions on the use of certain existing cash balances, which are required to secure contractual performance obligations, resulting in such restricted cash being classified within other assets on our consolidated balance sheet. These uses of cash were partially offset by $172 million of cash generated from operating activities.
 Consolidated Cash Flow Activity

The following table summarizes selected items from our consolidated statements of cash flows for the years ended January 31, 2017, 2016 and 2015:

	Year Ended January 31,
(in thousands)	2017	2016	2015
Net cash provided by operating activities	$172,415	$156,903	$193,725
Net cash used in investing activities	(156,028)	(75,600)	(676,835)
Net cash (used in) provided by financing activities	(56,919)	(10,204)	395,713
Effect of exchange rate changes on cash and cash equivalents	(4,210)	(4,066)	(6,149)
Net (decrease) increase in cash and cash equivalents	$(44,742)	$67,033	$(93,546)

Our operating activities generated $172.4 million of cash during the year ended January 31, 2017, which was offset by $212.9 million of net cash used in combined investing and financing activities during this period.  Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items, and working capital changes. Operating activities generated $172.4 million of net cash during the year ended January 31, 2017, compared to $156.9 million generated during the year ended January 31, 2016. Our operating cash flow improved, despite reporting a net loss in the year ended January 31, 2017 compared to net income in the prior year, and despite $12.4 million of higher net income tax payments.

Operating activities generated $156.9 million of net cash during the year ended January 31, 2016, compared to $193.7 million generated during the year ended January 31, 2015 primarily due to lower net income.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the year ended January 31, 2017, our investing activities used $156.0 million of net cash, including $141.8 million of net cash utilized for business acquisitions, $29.9 million of payments for property, equipment, and capitalized software development costs, and a $36.6 million increase in restricted cash and bank time deposits during the period. Restricted cash and bank time deposits are typically short-term deposits used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period. The increase in restricted cash and bank time deposits during the year ended January 31, 2017 reflected increased restricted cash associated with several large sales contracts. Partially offsetting those uses were $52.6 million of net proceeds from sales, maturities, and purchases of short-term investments.

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

We had no significant commitments for capital expenditures at January 31, 2017.

Net Cash (Used in) Provided by Financing Activities

For the year ended January 31, 2017, our financing activities used $56.9 million of net cash, the most significant portions of which were payments of $46.9 million for stock repurchases under our share repurchase program, $3.3 million for repayments of borrowings and other financing obligations, $3.2 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and dividend payments of $2.4 million to the noncontrolling interest holders in a joint venture which serves as a systems integrator for certain Asian markets.

For the year ended January 31, 2016, our financing activities used $10.2 million of net cash, including payments of $7.2 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and dividend payments of $3.2 million to the noncontrolling interest holders in our joint venture.

For the year ended January 31, 2015, our financing activities provided $395.7 million of net cash. In connection with the February 2014 acquisition of KANA, we incurred $300.0 million of incremental term loans and borrowed $125.0 million under the revolving credit facility under our Credit Agreement (defined below). Additionally, in March 2014, we incurred $643.5 million of new term loans, the proceeds of which were used to repay $643.5 million of prior term loans. In June 2014, we completed concurrent public offerings of 5,750,000 shares of our common stock, gross proceeds from which were $274.6 million, and $400.0 million in aggregate principal amount of 1.50% convertible senior notes. We used $15.6 million of the net proceeds from these offerings to pay the net costs of an arrangement consisting of the purchase of call options and the sale of warrants to purchase our common stock, the intent of which is to reduce the potential dilution to our common stock upon conversion of the Notes. We used the majority of the remainder of the net proceeds to retire $530.0 million of the February 2014 Term Loans and March 2014 Term Loans, and all $106.0 million of then-outstanding borrowings under the revolving credit facility under our Credit Agreement. In connection with these various financing activities, we paid $29.2 million of debt and equity issuance costs, including underwriting discounts and commissions associated with the public offerings. Other financing activities during the year ended January 31, 2015 included payments of $10.4 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and the receipt of $17.6 million of proceeds from exercises of stock options.

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

On March 29, 2016, we announced that our board of directors had authorized a share repurchase program whereby we may make up to $150 million in purchases of our outstanding shares of common stock over the two years following the date of announcement. Under the share repurchase program, purchases can be made from time to time using a variety of methods, which may include open market purchases. The specific timing, price and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations, including the amount of cash generated in the U.S. and other potential uses of cash, such as acquisitions. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The board of directors’ authorization of the share repurchase program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time. During the year ended January 31, 2017, we acquired 1,306,000 shares of treasury stock at a cost of $46.9 million under this program.

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

On or after December 1, 2020 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may surrender their Notes for conversion regardless of whether any of the foregoing conditions have been satisfied. Holders of the Notes may require us to purchase for cash all or any portion of their Notes upon the occurrence of a “fundamental change” at a price equal to 100% of the principal amount of the Notes being purchased, plus accrued and unpaid interest.

As of January 31, 2017, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of January 31, 2017, we had not purchased any shares under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of January 31, 2017, no Warrants had been exercised and all Warrants remained outstanding.

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
As of January 31, 2017, there were $409.0 million of combined borrowings outstanding under our February 2014 Term Loans and March 2014 Term Loans, bearing interest at a weighted-average annual rate of 3.58%, and no borrowings outstanding under our revolving credit facility.
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

The revolving credit facility contains a financial covenant that currently requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 4.50 to 1 (the "Leverage Ratio Covenant"). At January 31, 2017, our consolidated leverage ratio was approximately 2.9 to 1 compared to a permitted consolidated leverage ratio of 4.50 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $80 million the minimum EBITDA required to satisfy the Leverage Ratio Covenant given our outstanding debt as of such date.

Contractual Obligations

At January 31, 2017, our contractual obligations were as follows:

	Payments Due by Period
(in thousands)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-term debt obligations, including interest	$878,545	$25,282	$444,263	$409,000	$—
Operating lease obligations	154,190	25,447	42,003	29,795	56,945
Purchase obligations	83,560	73,839	9,655	66	—
Other long-term obligations	1,333	448	646	94	145
Total contractual obligations	$1,117,628	$125,016	$496,567	$438,955	$57,090

The long-term debt obligations reflected above include projected interest payments over the term of our outstanding debt as of January 31, 2017, assuming interest rates in effect for our term loan borrowings as of January 31, 2017.

Operating lease obligations reflected above exclude future sublease income from certain space we have subleased to third parties. As of January 31, 2017, total expected future sublease income was $0.6 million and will range from $0.2 million to $0.4 million on an annual basis through August 2018.

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

Our consolidated balance sheet at January 31, 2017 included $28.2 million of non-current tax reserves, net of related benefits (including interest and penalties of $3.9 million) for uncertain tax positions. However, these amounts are not included in the table above because it is not possible to predict or estimate the timing of payments for these obligations. We do not expect to make any significant payments for these uncertain tax positions within the next 12 months.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the year ended January 31, 2017, we made $3.3 million of payments under contingent consideration arrangements. As of January 31, 2017, potential future cash payments and earned consideration expected to be paid subsequent to January 31, 2017 under contingent consideration arrangements total $100.2 million, the estimated fair value of which was $52.7 million, including $10.0 million reported in accrued expenses and other current liabilities, and $42.7 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2021.

Off-Balance Sheet Arrangements

As of January 31, 2017, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

None

New Accounting Pronouncements Not Yet Effective

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.

ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While we are still assessing the impact of this standard, we do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.

While we are still assessing the impact of this standard, we do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This update also requires an entity to disclose the nature of restrictions on its cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. We typically have restrictions on certain amounts of cash and cash equivalents, primarily consisting of amounts used to secure bank guarantees in connection with sales contract performance obligations, and expect to continue to have similar restrictions in the future. We currently report changes in such restricted amounts as cash flows from investing activities on our consolidated statement of cash flows. This standard will change that presentation. We are currently reviewing this standard to assess other potential impacts on our future consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period. The new standard must be adopted using a modified retrospective transition method, with the cumulative effect recognized as of the date of initial adoption. We are currently reviewing this standard to assess the impact on our future consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), which amends the accounting for stock-based compensation and requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than stockholders' equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. ASU No. 2016-09 is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The most significant impact of the pending adoption of this guidance on our future consolidated financial statements, will largely be dependent upon the intrinsic value of our stock-based compensation awards at the time of vesting and may result in more variability in our effective tax rates and net (loss) income, and may also impact the calculation of common stock equivalents, which are used in calculating diluted net income per share. In addition, upon adoption of the new guidance, we will classify excess tax benefits or deficits as operating activities in the consolidated statements of cash flows rather than as financing activities.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As originally issued, this guidance was effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In July 2015, the FASB deferred the effective date by one year, to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”). We currently expect to adopt ASU No. 2014-09 using the modified retrospective option.

We are continuing to review the impacts of adopting ASU No. 2014-09 to our consolidated financial statements.  Based upon our preliminary assessments, we currently do not expect the new standard to materially impact the amount or timing of the majority of revenue recognized in our consolidated financial statements. We are still assessing the impact on the timing of revenue recognized under certain contracts under which customized solutions are delivered over extended periods of time.
In addition, the timing of cost of revenue recognition for certain customer contracts requiring significant customization will change, because unlike current guidance, the new guidance precludes the deferral of costs simply to obtain an even profit margin over the contract term. We are also assessing the new standard’s requirement to capitalize costs associated with obtaining customer contracts, including commission payments, which are currently expensed as incurred. Under the new standard, these costs will be deferred on our consolidated balance sheet. We are evaluating the period over which to amortize these capitalized costs. In addition, for sales transactions that have been billed, but for which the recognition of revenue has been deferred and the related account receivable has not been collected, we currently do not recognize deferred revenue or the related accounts receivable on our consolidated balance sheet. Under the new standard, we will record accounts receivable and related contract liabilities for noncancelable contracts with customers when the right to consideration is unconditional, which we currently expect will result in increases in accounts receivable and contract liabilities (currently presented as deferred revenue) on our consolidated balance sheet, compared to our current presentation. Our preliminary assessments of the impacts to our consolidated financial statements of adopting this new standard are subject to change.

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

The Notes have a fixed annual interest rate of 1.50% and therefore do not have interest rate exposure. However, the fair values of the Notes are subject to interest rate risk, market risk and other factors due to the convertible feature. The fair values of the Notes are also affected by our common stock price. Generally, the fair values of Notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. Changes in the fair values of the Notes do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value on our consolidated balance sheet, but we report the fair value of the Notes for disclosure purposes.

As of January 31, 2017, we have $409.0 million of outstanding term loan borrowings maturing in September 2019 under our Credit Agreement, which also includes a $300.0 million revolving credit facility maturing in September 2018, under which there were no outstanding borrowings at January 31, 2017. Borrowings under the Credit Agreement bear interest at our option at either a base rate plus a spread of 1.75% or an Adjusted LIBOR Rate, as defined in the Credit Agreement, plus a spread of 2.75%. As of January 31, 2017, the weighted-average annual interest rate on our term loan borrowings was 3.58%.

Because the interest rates applicable to borrowings under our Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. To partially mitigate risks associated with the variable interest rate on our term loans, in February 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution under which we pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million. The effective date of the agreement was November 1, 2016, and settlements with the counterparty occur on a quarterly basis, beginning on February 1, 2017. The agreement will terminate on September 6, 2019. Throughout the term of the interest rate swap agreement, if we elect three-month LIBOR at the term loans' periodic interest rate reset dates for at least $200.0 million of our term loans, as we did on November 1, 2016 and February 1, 2017, the annual interest rate on $200.0 million of our term loans will be fixed at 4.143% for the applicable three-month interest rate period. As of January 31, 2017, the fair value of the interest rate swap agreement was a gain of $1.0 million.

The periodic interest rates on unhedged borrowings under the Credit Agreement are currently a function of several factors, the most important of which is LIBOR. However, borrowings are subject to either a 0.75% (Eurodollar loans) or 1.00% (Base Rate loans) LIBOR floor in the interest rate calculation, which reduces the variability in the periodic interest rate when short-term LIBOR rates are below 0.75%. During the year ended January 31, 2017, short-term LIBOR rates increased above 0.75%, which has increased the periodic interest rate on unhedged borrowings under the Credit Agreement above 3.50% (the effective interest rate floor on Eurodollar loans), to 3.52% at January 31, 2017.

Excluding the impact of the interest swap agreement, upon our borrowings as of January 31, 2017, for each 1.00% increase in the applicable LIBOR Rate above the interest rate floor, our annual interest payments would increase by approximately $4.1 million.

Interest Rate Risk on Our Investments

We invest in cash, cash equivalents, bank time deposits, and marketable debt securities. Interest rate changes could result in an increase or decrease in interest income we generate from these interest-bearing assets. Our cash, cash equivalents, and bank time deposits are primarily maintained at high credit-quality financial institutions around the world, and our marketable debt investments are restricted to highly rated corporate debt securities. We have not invested in marketable debt securities with remaining maturities in excess of twelve months or in marketable equity securities during the three-year period ended January 31, 2017.

The primary objective of our investment activities is the preservation of principal while maximizing investment income and minimizing risk. We have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

As of January 31, 2017 and 2016, we had cash and cash equivalents totaling approximately $307.4 million and $352.1 million, respectively, consisting of demand deposits, bank time deposits with maturities of 90 days or less, money market accounts, and marketable debt securities with remaining maturities of 90 days or less. At such dates we also held $63.8 million and $27.2 million, respectively, of restricted cash and restricted bank time deposits (including long-term portions) which were not available for general operating use. These restricted balances primarily represent deposits to secure bank guarantees in connection with customer sales contracts. The amounts of these deposits can vary depending upon the terms of the underlying contracts. We also had short-term investments of $3.2 million and $56.0 million at January 31, 2017 and 2016, respectively, consisting of bank time deposits and marketable debt securities of corporations, all with remaining maturities in excess of 90 days, but less than one year, at the time of purchase.

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming, during the year ending January 31, 2017, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2016. Such a change would cause our projected interest income from cash, cash equivalents, restricted cash and bank time deposits, and short-term investments to increase or decrease by approximately $1.9 million, assuming a similar level of investments in the year ending January 31, 2018 as in the year ended January 31, 2017.

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

For the year ended January 31, 2017, a significant portion of our operating expenses, primarily labor expenses, were denominated in the local currencies where our foreign operations are located, primarily Israel, the United Kingdom, Germany, certain other European countries whose functional currency is the euro, Australia, and Singapore. We also generate some portion of our revenue in foreign currencies, mainly the British pound sterling, euro, Singapore dollar, and Australian dollar. As a result, our consolidated U.S. dollar operating results are subject to the potentially material adverse impact of fluctuations in foreign currency exchange rates between the U.S. dollar and the other currencies in which we transact.

In addition, we have certain monetary assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that result in gains or losses. We recorded net foreign currency losses of $2.7 million, $8.0 million, and $13.4 million for the years ended January 31, 2017, 2016, and 2015, respectively, which are reported in other expense, net.

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

During the year ended January 31, 2017, we recorded net losses of $0.3 million on foreign currency forward contracts not designated as hedges for accounting purposes, and net gains on such contracts of $0.4 million, and $4.0 million for the years ended January 31, 2016 and 2015, respectively. We had $0.4 million of net unrealized gains on outstanding foreign currency forward contracts as of January 31, 2017, with notional amounts totaling $144.0 million. We had $2.3 million of net unrealized losses on outstanding foreign currency forward contracts as of January 31, 2016, with notional amounts totaling $136.4 million.

A sensitivity analysis was performed on all of our foreign exchange derivatives as of January 31, 2017. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar, and assumes no changes in interest rates. A 10% increase in the relative value of the U.S. dollar would decrease the estimated fair value of our foreign exchange derivatives by approximately $6.3 million. Conversely, a 10% decrease in the relative value of the U.S. dollar would increase the estimated the fair value of these financial instruments by approximately $7.7 million.

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

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Verint Systems Inc.
Melville, New York

We have audited the accompanying consolidated balance sheets of Verint Systems Inc. and subsidiaries (the "Company") as of January 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Verint Systems Inc. and subsidiaries as of January 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 28, 2017

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	January 31,
(in thousands, except share and per share data)	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$307,363	$352,105
Restricted cash and bank time deposits	9,198	11,820
Short-term investments	3,184	55,982
Accounts receivable, net of allowance for doubtful accounts of $1.8 million and $1.2 million, respectively	266,590	256,419
Inventories	17,537	18,312
Deferred cost of revenue	3,621	1,876
Prepaid expenses and other current assets	64,561	57,598
Total current assets	672,054	754,112
Property and equipment, net	77,551	68,904
Goodwill	1,264,818	1,207,176
Intangible assets, net	235,259	246,682
Capitalized software development costs, net	9,509	11,992
Long-term deferred cost of revenue	5,463	13,117
Deferred income taxes	21,510	17,528
Other assets	76,620	36,224
Total assets	$2,362,784	$2,355,735

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$62,049	$65,447
Accrued expenses and other current liabilities	213,224	206,967
Current maturities of long-term debt	4,611	2,104
Deferred revenue	182,515	167,912
Total current liabilities	462,399	442,430
Long-term debt	744,260	735,983
Long-term deferred revenue	20,912	20,488
Deferred income taxes	25,814	27,042
Other liabilities	94,359	61,628
Total liabilities	1,347,744	1,287,571
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $0.001 par value; authorized 2,207,000 shares at January 31, 2017 and 2016, respectively; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 64,073,000 and 62,614,000 shares; outstanding 62,419,000 and 62,266,000 shares at January 31, 2017 and 2016, respectively.	64	63
Additional paid-in capital	1,449,335	1,387,955
Treasury stock, at cost - 1,654,000 and 348,000 shares at January 31, 2017 and 2016, respectively.	(57,147)	(10,251)
Accumulated deficit	(230,816)	(201,436)
Accumulated other comprehensive loss	(154,856)	(116,194)
Total Verint Systems Inc. stockholders' equity	1,006,580	1,060,137
Noncontrolling interest	8,460	8,027
Total stockholders' equity	1,015,040	1,068,164
Total liabilities and stockholders' equity	$2,362,784	$2,355,735

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended January 31,
(in thousands, except per share data)	2017	2016	2015
Revenue:
Product	$378,504	$455,406	$487,617
Service and support	683,602	674,860	640,819
Total revenue	1,062,106	1,130,266	1,128,436
Cost of revenue:
Product	123,279	145,071	144,870
Service and support	261,978	248,061	239,274
Amortization of acquired technology and backlog	37,372	35,774	31,004
Total cost of revenue	422,629	428,906	415,148
Gross profit	639,477	701,360	713,288
Operating expenses:
Research and development, net	171,070	177,650	173,748
Selling, general and administrative	406,952	412,728	415,266
Amortization of other acquired intangible assets	44,089	43,130	45,163
Total operating expenses	622,111	633,508	634,177
Operating income	17,366	67,852	79,111
Other income (expense), net:
Interest income	1,048	1,490	1,070
Interest expense	(34,962)	(33,885)	(36,661)
Losses on early retirements of debt	—	—	(12,546)
Other expense, net	(6,926)	(12,277)	(9,571)
Total other expense, net	(40,840)	(44,672)	(57,708)
(Loss) income before provision (benefit) for income taxes	(23,474)	23,180	21,403
Provision (benefit) for income taxes	2,772	952	(14,999)
Net (loss) income	(26,246)	22,228	36,402
Net income attributable to noncontrolling interest	3,134	4,590	5,471
Net (loss) income attributable to Verint Systems Inc.	$(29,380)	$17,638	$30,931

Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.47)	$0.29	$0.53
Diluted	$(0.47)	$0.28	$0.52

Weighted-average common shares outstanding:
Basic	62,593	61,813	58,096
Diluted	62,593	62,921	59,374

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	Year Ended January 31,
(in thousands)	2017	2016	2015
Net (loss) income	$(26,246)	$22,228	$36,402
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(42,130)	(28,180)	(45,600)
Net unrealized gains (losses) on available-for-sale securities	110	(211)	92
Net unrealized gains (losses) on derivative financial instruments designated as hedges	2,750	6,919	(10,547)
Net unrealized gains on interest rate swap designated as a hedge	1,021	—	—
(Provision) benefit for income taxes on net unrealized gains (losses) on derivative financial instruments and interest rate swap designated as hedges	(693)	(798)	1,070
Other comprehensive loss	(38,942)	(22,270)	(54,985)
Comprehensive loss	(65,188)	(42)	(18,583)
Comprehensive income attributable to noncontrolling interest	2,854	4,179	5,096
Comprehensive loss attributable to Verint Systems Inc.	$(68,042)	$(4,221)	$(23,679)

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interest
Balances as of January 31, 2014	53,605	$54	$924,663	$(8,013)	$(250,005)	$(39,725)	$626,974	$6,144	$633,118
Net income	—	—	—	—	30,931	—	30,931	5,471	36,402
Other comprehensive loss	—	—	—	—	—	(54,610)	(54,610)	(375)	(54,985)
Common stock issued in public offering, net of issuance costs	5,750	6	264,927	—	—	—	264,933	—	264,933
Equity component of convertible notes, net of issuance costs	—	—	78,209	—	—	—	78,209	—	78,209
Purchase of convertible note hedges	—	—	(60,800)	—	—	—	(60,800)	—	(60,800)
Issuance of warrants	—	—	45,188	—	—	—	45,188	—	45,188
Stock-based compensation - equity portion	—	—	46,963	—	—	—	46,963	—	46,963
Exercises of stock options	505	—	17,520	—	—	—	17,520	—	17,520
Common stock issued for stock awards and stock bonuses	1,091	1	4,531	—	—	—	4,532	—	4,532
Purchases of treasury stock	(46)	—	—	(2,238)	—	—	(2,238)	—	(2,238)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(4,193)	(4,193)
Tax effects from stock award plans	—	—	254	—	—	—	254	—	254
Balances as of January 31, 2015	60,905	61	1,321,455	(10,251)	(219,074)	(94,335)	997,856	7,047	1,004,903
Net income	—	—	—	—	17,638	—	17,638	4,590	22,228
Other comprehensive loss	—	—	—	—	—	(21,859)	(21,859)	(411)	(22,270)
Stock-based compensation - equity portion	—	—	58,028	—	—	—	58,028	—	58,028
Exercises of stock options	6	—	232	—	—	—	232	—	232
Common stock issued for stock awards and stock bonuses	1,355	2	7,743	—	—	—	7,745	—	7,745
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(3,199)	(3,199)
Tax effects from stock award plans	—	—	497	—	—	—	497	—	497
Balances as of January 31, 2016	62,266	63	1,387,955	(10,251)	(201,436)	(116,194)	1,060,137	8,027	1,068,164
Net (loss) income	—	—	—	—	(29,380)	—	(29,380)	3,134	(26,246)
Other comprehensive loss	—	—	—	—	—	(38,662)	(38,662)	(280)	(38,942)
Stock-based compensation - equity portion	—	—	55,123	—	—	—	55,123	—	55,123
Exercises of stock options	1	—	7	—	—	—	7	—	7
Common stock issued for stock awards and stock bonuses	1,458	1	6,952	—	—	—	6,953	—	6,953
Purchases of treasury stock	(1,306)	—	—	(46,896)	—	—	(46,896)	—	(46,896)
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(2,421)	(2,421)
Tax effects from stock award plans	—	—	(702)	—	—	—	(702)	—	(702)
Balances as of January 31, 2017	62,419	$64	$1,449,335	$(57,147)	$(230,816)	$(154,856)	$1,006,580	$8,460	$1,015,040

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended January 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(26,246)	$22,228	$36,402
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	114,257	106,300	99,464
Provision for doubtful accounts	1,791	669	423
Stock-based compensation, excluding cash-settled awards	65,421	64,387	54,314
Amortization of discount on convertible notes	10,668	10,123	6,014
Benefit for deferred income taxes	(16,941)	(5,640)	(47,331)
Excess tax benefits from stock award plans	(6)	(523)	(298)
Non-cash losses (gains) on derivative financial instruments, net	323	(394)	(3,986)
Losses on early retirements of debt	—	—	12,546
Other non-cash items, net	7,666	12,343	8,928
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(353)	3,433	(54,921)
Inventories	(286)	(3,258)	(4,223)
Deferred cost of revenue	7,124	6,187	(677)
Prepaid expenses and other assets	4,941	(2,886)	21,412
Accounts payable and accrued expenses	(9,521)	(15,260)	33,412
Deferred revenue	8,705	(12,364)	24,057
Other liabilities	4,987	(28,515)	8,356
Other, net	(115)	73	(167)
Net cash provided by operating activities	172,415	156,903	193,725

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(141,803)	(31,358)	(605,279)
Purchases of property and equipment	(27,540)	(25,265)	(23,134)
Purchases of investments	(36,761)	(92,808)	(21,175)
Maturities and sales of investments	89,342	71,457	13,653
Settlements of derivative financial instruments not designated as hedges	(349)	766	3,858
Cash paid for capitalized software development costs	(2,338)	(5,027)	(6,083)
Change in restricted cash and bank time deposits, including long-term portion	(36,579)	11,133	(36,291)
Other investing activities	—	(4,498)	(2,384)
Net cash used in investing activities	(156,028)	(75,600)	(676,835)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	—	—	1,526,750
Repayments of borrowings and other financing obligations	(3,308)	(309)	(1,361,852)
Proceeds from public issuance of common stock	—	—	274,563
Proceeds from issuance of warrants	—	—	45,188
Payments for convertible note hedges	—	—	(60,800)
Payments of equity issuance, debt issuance and other debt-related costs	(249)	(239)	(29,164)
Proceeds from exercises of stock options	7	232	17,606
Dividends paid to noncontrolling interest	(2,421)	(3,199)	(4,193)
Purchases of treasury stock	(46,896)	—	(2,238)
Excess tax benefits from stock award plans	6	523	298
Payments of contingent consideration for business combinations (financing portion) and other financing activities	(4,058)	(7,212)	(10,445)
Net cash (used in) provided by financing activities	(56,919)	(10,204)	395,713
Effect of exchange rate changes on cash and cash equivalents	(4,210)	(4,066)	(6,149)
Net (decrease) increase in cash and cash equivalents	(44,742)	67,033	(93,546)
Cash and cash equivalents, beginning of year	352,105	285,072	378,618
Cash and cash equivalents, end of year	$307,363	$352,105	$285,072

See notes to consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Unless the context otherwise requires, the terms "Verint", "we", "us", and "our" in these notes to consolidated financial statements refer to Verint Systems Inc. and its consolidated subsidiaries.

Verint is a global leader in Actionable Intelligence solutions. Actionable Intelligence is a necessity in a dynamic world of massive information growth because it empowers organizations with crucial insights and enables decision makers to anticipate, respond, and take action. With Verint solutions and value-added services, organizations of all sizes and across many industries can make more informed, timely, and effective decisions. Today, over 10,000 organizations in more than 180 countries, including over 80 percent of the Fortune 100, use Verint solutions to optimize customer engagement and make the world a safer place.

Verint delivers its Actionable Intelligence solutions through two operating segments: Customer Engagement Solutions and Cyber Intelligence Solutions.

We have established leadership positions in Actionable Intelligence by developing highly-scalable, enterprise-class software and services with advanced, integrated analytics for both unstructured and structured information. Our innovative solutions are developed by a large research and development (“R&D”) team comprised of approximately 1,400 professionals and backed by more than 800 patents and patent applications worldwide.

To help our customers maximize the benefits of our technology over the solution lifecycle and provide a high degree of flexibility, we offer a broad range of services, such as strategic consulting, managed services, implementation services, training, maintenance, and 24x7 support. Additionally, we offer a broad range of deployment options, including cloud, on-premises, and hybrid, and software licensing and delivery models that include perpetual licenses and software as a service (“SaaS”).

Headquartered in Melville, New York, we support our customers around the globe directly and with an extensive network of selling and support partners.

Recasting of Historical Segment Information

Through July 31, 2016, we were organized and had reported our operating results in three operating segments. In August 2016, we reorganized into two businesses and now report our results in two operating segments, as further discussed in Note 16, "Segment, Geographic, and Customer Information". Comparative segment financial information for prior periods appearing in Note 5, "Intangible Assets and Goodwill" and Note 16, "Segment, Geographic, and Customer Information", has been recast to conform to this revised segment structure.

Reclassification Within Consolidated Statements of Cash Flows

Certain amounts within the presentation of net cash provided by operating activities in our consolidated statement of cash flows for the years ended January 31, 2016 and 2015 have been reclassified to conform to the current year's presentation. These reclassifications had no effect on net cash provided by operating activities.

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

Investments

Our investments generally consist of bank time deposits, and marketable debt securities of corporations, the U.S. government, and agencies of the U.S. government, all with remaining maturities in excess of 90 days at the time of purchase. As of January 31, 2017, we held no marketable debt securities. As of January 31, 2016, all of our marketable debt securities were classified as “available-for-sale” and were reported at fair value, with unrealized gains and losses reported in stockholders’ equity until disposition or maturity. Investments with maturities in excess of one year are included in other assets.

Accounts Receivable, Net

Trade accounts receivable are recorded at the invoiced amount and are not interest-bearing.

Accounts receivable, net, includes unbilled accounts receivable on arrangements recognized under contract accounting methods, representing revenue recognized on contracts for which billing will occur in subsequent periods, in accordance with the terms of the contracts. Unbilled accounts receivable on such contracts were $39.7 million and $46.6 million at January 31, 2017 and 2016, respectively. Substantially all unbilled accounts receivable at January 31, 2017 are expected to be collected during the year ending January 31, 2018. Under most contracts, unbilled accounts receivable are typically billed and collected within one year of revenue recognition. However, as of January 31 2017, we had unbilled accounts receivable on certain complex projects with a long-standing customer for which the underlying billing milestones are still in progress and have remained unbilled for periods in excess of one year, and in some cases, for several years. We have no history of uncollectible accounts with this customer and believe that collection of such amounts is still reasonably assured. We expect billing and collection of these unbilled accounts receivable to occur within the next year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, bank time deposits, short-term investments, and trade accounts receivable. We invest our cash in bank accounts, certificates of deposit, and money market accounts with major financial institutions, in U.S. government and agency obligations, and in debt securities of corporations. By policy, we seek to limit credit exposure on investments through diversification and by restricting our investments to highly rated securities.

We grant credit terms to our customers in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the large number of customers comprising our customer base and their dispersion across different industries and geographic areas. One customer accounted for $63.5 million and $70.9 million of our accounts receivable (including both billed and unbilled amounts), at January 31, 2017 and 2016, respectively. This customer is a governmental agency outside of the U.S. which we believe presents insignificant credit risk.

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

The following table summarizes the activity in our allowance for doubtful accounts for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,
(in thousands)	2017	2016	2015
Allowance for doubtful accounts, beginning of year	$1,170	$1,099	$1,187
Provisions charged to expense	1,791	669	423
Amounts written off	(1,484)	(933)	(461)
Other, including fluctuations in foreign exchange rates	365	335	(50)
Allowance for doubtful accounts, end of year	$1,842	$1,170	$1,099

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

We conduct our business through two operating segments, which are also our reportable segments, Customer Engagement Solutions ("Customer Engagement") and Cyber Intelligence Solutions ("Cyber Intelligence"). Organizing our business through two operating segments allows us to align our resources and domain expertise to effectively address the Actionable Intelligence market. We determine our reportable segments based on a number of factors our management uses to evaluate and run our business operations, including similarities of customers, products and technology. Our Chief Executive Officer is our CODM, who regularly reviews segment revenue and segment operating contribution when assessing financial results of segments and allocating resources.

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

We test goodwill for impairment at the reporting unit level, which can be an operating segment or one level below an operating segment, on an annual basis as of November 1, or more frequently if changes in facts and circumstances indicate that impairment in the value of goodwill may exist. As of January 31, 2017, our reporting units are Customer Engagement, Cyber Intelligence (excluding situational intelligence solutions), and the Situational Intelligence business of our former Video Intelligence segment, which is now a component of our Cyber Intelligence operating segment.

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

We review the fair value hierarchy classification of our applicable assets and liabilities at each reporting period. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. We did not identify any transfers between levels of the fair value measurement hierarchy during the years ended January 31, 2017 and 2016.

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

For multiple-element arrangements comprised only of software products and related services, a portion of the total purchase price is allocated to the undelivered elements, primarily installation services, PCS, application managed services, business advisory consulting and training services, using VSOE of fair value of the undelivered elements. The remaining portion of the total transaction value is allocated to the delivered software, referred to as the residual method. If we are unable to establish VSOE for the undelivered elements of the arrangement, revenue recognition is deferred for the entire arrangement until all elements of the arrangement are delivered, unless the only undelivered element is PCS, in which case, we recognize the arrangement fee ratably over the PCS period.

For multiple-element arrangements that contain software and software-related elements for which we are unable to establish VSOE of one or more elements, we use various available indicators of fair value and apply our best judgment to reasonably classify the arrangement's revenue into product revenue and service revenue for financial reporting purposes.

For multiple-element arrangements that are comprised of a combination of software and non-software deliverables, the total transaction value is bifurcated between the software deliverables and non-software deliverables based on the relative selling prices of the software and non-software deliverables as a group. Revenue is then recognized for the software and software-related services following the residual method or ratably over the PCS period if VSOE for PCS does not exist, and for the non-software deliverables following the revenue recognition methodology outlined above for multiple-element arrangements that contain tangible products and other non-software related services.

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

In instances where revenue is derived from sale of third-party vendor services and we are a principal in the transaction, we record revenue on a gross basis and record costs related to a sale within cost of revenue. Though uncommon, in cases where we act as an agent between the customer and the vendor, revenue is recorded net of costs.

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

Transactions denominated in currencies other than a functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within other income (expense), net in the consolidated statements of operations. We recorded net foreign currency losses of $2.7 million, $8.0 million, and $13.4 million for the years ended January 31, 2017, 2016, and 2015, respectively.

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

Net (Loss) Income Per Common Share Attributable to Verint Systems Inc.

Shares used in the calculation of basic net (loss) income per common share are based on the weighted-average number of common shares outstanding during the accounting period. Shares used in the calculation of basic net income per common share include vested but unissued shares underlying awards of restricted stock units when all necessary conditions for earning those shares have been satisfied at the award's vesting date, but exclude unvested shares of restricted stock because they are contingent upon future service conditions.

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

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Effective

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.

ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While we are still assessing the impact of this standard, we do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  While we are still assessing the impact of this standard, we do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This update also requires an entity to disclose the nature of restrictions on its cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. We typically have restrictions on certain amounts of cash and cash equivalents, primarily consisting of amounts used to secure bank guarantees in connection with sales contract performance obligations, and expect to continue to have similar restrictions in the future. We currently report changes in such restricted amounts as cash flows from investing activities on our consolidated statement of cash flows. This standard will change that presentation. We are currently reviewing this standard to assess other potential impacts on our future consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period. The new standard must be adopted using a modified retrospective transition method, with the cumulative effect recognized as of the date of initial adoption. We are currently reviewing this standard to assess the impact on our future consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), which amends the accounting for stock-based compensation and requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than stockholders' equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. ASU No. 2016-09 is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The most significant impact of the pending adoption of this guidance on our future consolidated financial statements, will largely be dependent upon the intrinsic value of our stock-based compensation awards at the time of vesting and may result in more variability in our effective tax rates and net (loss) income, and may also impact the calculation of common stock equivalents, which are used in calculating diluted net income per share. In addition, upon adoption of the new guidance, we will classify excess tax benefits or deficits as operating activities in the consolidated statements of cash flows rather than as financing activities.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As originally issued, this guidance was effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In July 2015, the FASB deferred the effective date by one year, to interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. The standard allows entities to apply the standard retrospectively to each prior reporting period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”). We currently expect to adopt ASU No. 2014-09 using the modified retrospective option.

We are continuing to review the impacts of adopting ASU No. 2014-09 to our consolidated financial statements.  Based upon our preliminary assessments, we currently do not expect the new standard to materially impact the amount or timing of the majority of revenue recognized in our consolidated financial statements. We are still assessing the impact on the timing of revenue recognized under certain contracts under which customized solutions are delivered over extended periods of time.
In addition, the timing of cost of revenue recognition for certain customer contracts requiring significant customization will change, because unlike current guidance, the new guidance precludes the deferral of costs simply to obtain an even profit margin over the contract term. We are also assessing the new standard’s requirement to capitalize costs associated with obtaining customer contracts, including commission payments, which are currently expensed as incurred. Under the new standard, these costs will be deferred on our consolidated balance sheet. We are evaluating the period over which to amortize these capitalized costs. In addition, for sales transactions that have been billed, but for which the recognition of revenue has been deferred and the related account receivable has not been collected, we currently do not recognize deferred revenue or the related accounts receivable on our consolidated balance sheet. Under the new standard, we will record accounts receivable and related contract liabilities for noncancelable contracts with customers when the right to consideration is unconditional, which we currently expect will result in increases in accounts receivable and contract liabilities (currently presented as deferred revenue) on our consolidated balance sheet, compared to our current presentation. Our preliminary assessments of the impacts to our consolidated financial statements of adopting this new standard are subject to change.

2.	NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net (loss) income per common share attributable to Verint Systems Inc. for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,
(in thousands, except per share amounts)	2017	2016	2015
Net (loss) income	$(26,246)	$22,228	$36,402
Net income attributable to noncontrolling interest	3,134	4,590	5,471
Net (loss) income attributable to Verint Systems Inc.	$(29,380)	$17,638	$30,931
Weighted-average shares outstanding:
Basic	62,593	61,813	58,096
Dilutive effect of employee equity award plans	—	1,108	1,278
Dilutive effect of 1.50% convertible senior notes	—	—	—
Dilutive effect of warrants	—	—	—
Diluted	62,593	62,921	59,374
Net (loss) income per common share attributable to Verint Systems Inc.:
Basic	$(0.47)	$0.29	$0.53
Diluted	$(0.47)	$0.28	$0.52

We excluded the following weighted-average potential common shares from the calculations of diluted net (loss) income per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended January 31,
(in thousands)	2017	2016	2015
Stock options and restricted stock-based awards	1,097	596	226
1.50% convertible senior notes	6,205	6,205	3,876
Warrants	6,205	6,205	3,876

In periods for which we report a net loss attributable to Verint Systems Inc., basic net loss per common share and diluted net loss per common share are identical since the effect of all potential common shares is anti-dilutive and therefore excluded.

Our 1.50% convertible senior notes will not impact the calculation of diluted net income per share unless the average price of our common stock, as calculated in accordance with the terms of the indenture governing the Notes, exceeds the conversion price of $64.46 per share. Likewise, diluted net income per share will not include any effect from the Warrants (as defined in Note 6, "Long-Term Debt") unless the average price of our common stock, as calculated under the terms of the Warrants, exceeds the exercise price of $75.00 per share.

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

3. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of January 31, 2017 and 2016:

	January 31, 2017
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$307,188	$—	$—	$307,188
Money market funds	175	—	—	175
Total cash and cash equivalents	$307,363	$—	$—	$307,363

Short-term investments:
Bank time deposits	$3,184	$—	$—	$3,184
Total short-term investments	$3,184	$—	$—	$3,184

	January 31, 2016
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$334,938	$—	$—	$334,938
Money market funds	12,137	—	—	12,137
Commercial paper and corporate debt securities	5,054	—	(24)	5,030
Total cash and cash equivalents	$352,129	$—	$(24)	$352,105

Short-term investments:
Commercial paper and corporate debt securities (available-for-sale)	$53,018	$—	$(86)	$52,932
Bank time deposits	3,050	—	—	3,050
Total short-term investments	$56,068	$—	$(86)	$55,982

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

As of January 31, 2016, all of our available-for-sale investments had contractual maturities of less than one year. Gains and losses on sales of available-for-sale securities during the years ended January 31, 2017, 2016, and 2015 were not significant.

During the years ended January 31, 2017, 2016, and 2015, proceeds from maturities and sales of available-for-sale securities were $52.8 million, $71.5 million, and $13.7 million, respectively.

4.	BUSINESS COMBINATIONS

Year Ended January 31, 2017

Contact Solutions, LLC

On February 19, 2016, we completed the acquisition of Contact Solutions, LLC ("Contact Solutions"), a provider of real-time, contextual self-service solutions, based in Reston, Virginia. The purchase price consisted of $66.9 million of cash paid at closing, and a $2.5 million post-closing purchase price adjustment based upon a determination of Contact Solutions' acquisition-date working capital, which was paid during the three months ended July 31, 2016. The cash paid for this acquisition was funded with cash on hand.

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

Transaction and related costs directly related to the acquisition of Contact Solutions, consisting primarily of professional fees and integration expenses, were $1.4 million and $0.1 million for the years ended January 31, 2017 and 2016, respectively, and were expensed as incurred and are included in selling, general and administrative expenses.

Revenue attributable to Contact Solutions included in our consolidated statement of operations for the year ended January 31, 2017 was not material.  Contact Solutions reported a loss before provision (benefit) for income taxes of $8.5 million for the year ended January 31, 2017.

OpinionLab, Inc.

On November 16, 2016, we completed the acquisition of all of the outstanding shares of OpinionLab, Inc. ("OpinionLab"), a leading SaaS provider of omnichannel Voice of Customer (“VoC”) feedback solutions which help organizations collect, understand, and leverage customer insights, helping drive smarter, real-time business action. OpinionLab is based in Chicago, Illinois.

The purchase price consisted of $56.4 million of cash paid at the closing, funded from cash on hand, partially offset by $6.4 million of OpinionLab's cash received in the acquisition, resulting in net cash consideration at closing of $50.0 million, and we agreed to pay potential additional future cash consideration of up to $28.0 million, contingent upon the achievement of certain performance targets over the period from closing through January 31, 2021, the acquisition date fair value of which was estimated to be $15.0 million. The purchase price is subject to customary purchase price adjustments related to the final determination of OpinionLab's cash, net working capital, transaction expenses, and taxes as of November 16, 2016. The acquired business is being integrated into our Customer Engagement operating segment.

The purchase price for OpinionLab was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired were determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management.

Among the factors contributing to the recognition of goodwill as a component of the OpinionLab purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. This goodwill has been assigned to our Customer Engagement segment and is not deductible for income tax purposes.

In connection with the purchase price allocation for OpinionLab, the estimated fair value of undelivered performance obligations under customer contracts assumed in the acquisition was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs required to fulfill the obligations plus a reasonable profit margin, which approximates the amount that we believe would be required to pay a third party to assume the performance obligations.

The estimated costs to fulfill the performance obligations were based on the historical direct costs for delivering similar services. As a result, in allocating the purchase price, we recorded $3.1 million of current and long-term deferred revenue, representing the estimated fair value of undelivered performance obligations for which payment had been received, which will be recognized as revenue as the underlying performance obligations are delivered. For undelivered performance obligations for which payment had not yet been received, we recorded a $5.4 million asset as a component of the purchase price allocation, representing the estimated fair value of these obligations, $3.4 million of which is included within prepaid expenses and other current assets, and $2.0 million of which is included in other assets. We are amortizing this asset over the underlying delivery periods, which adjusts the revenue we recognize for providing these services to its estimated fair value.

The purchase price allocation for OpinionLab has been prepared on a preliminary basis and changes to the allocation may occur as additional information becomes available during the measurement period (up to one year from the acquisition date). Fair values still under review include values assigned to identifiable intangible assets and certain pre-acquisition loss contingencies.

Transaction and related costs directly related to the acquisition of OpinionLab, consisting primarily of professional fees and integration expenses, were $0.6 million for the year ended January 31, 2017, and were expensed as incurred and are included in selling, general and administrative expenses.

Revenue and (loss) income before provision (benefit) for income taxes attributable to OpinionLab included in our consolidated statement of operations for the year ended January 31, 2017 were not material.

The following table sets forth the components and the allocation of the purchase price for our acquisitions of Contact Solutions and OpinionLab.

(in thousands)	Contact Solutions	OpinionLab
Components of Purchase Price:
Cash paid at closing	$66,915	$56,355
Fair value of contingent consideration	—	15,000
Other purchase price adjustments	2,518	—
Total purchase price	$69,433	$71,355

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$8,102	$748
Other current assets, including cash acquired	2,392	10,625
Property and equipment, net	7,007	298
Other assets	1,904	2,036
Current and other liabilities	(4,943)	(1,600)
Deferred revenue - current and long-term	(642)	(3,082)
Deferred Income Taxes - current and long-term	—	(9,995)
Net tangible assets (liabilities)	13,820	(970)
Identifiable intangible assets:
Customer relationships	18,000	19,100
Developed technology	13,100	10,400
Trademarks and trade names	2,400	1,800
Total identifiable intangible assets	33,500	31,300
Goodwill	22,113	41,025
Total purchase price allocation	$69,433	$71,355

For the acquisition of Contact Solutions, the acquired customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of ten years, four years, and five years, respectively, the weighted average of which is approximately 7.3 years.

For the acquisition of OpinionLab, the acquired customer relationships, developed technology, and trademarks and trade names were assigned estimated useful lives of ten years, six years, and four years, respectively, the weighted average of which is approximately 8.3 years.

The weighted-average estimated useful life of all finite-lived identifiable intangible assets acquired during the year ended January 31, 2017 is 7.8 years.

The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives.

Other Business Combinations

During the year ended January 31, 2017, we completed two transactions that qualified as business combinations in our Customer Engagement segment. These business combinations were not material to our consolidated financial statements individually or in the aggregate.

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

Transaction and related costs, consisting primarily of professional fees and integration expenses, directly related to these acquisitions, totaled $0.6 million and $1.4 million for the years ended January 31, 2017 and 2016, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.

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

KANA has been integrated into our Customer Engagement operating segment.

Among the factors contributing to the recognition of goodwill as a component of the KANA purchase price allocation were synergies in products and technologies, and the addition of a skilled, assembled workforce. This goodwill has been assigned to our Customer Engagement segment and while generally not deductible for income tax purposes, certain goodwill related to previous business combinations by KANA is deductible for income tax purposes.

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

Transaction and related costs directly related to the acquisition of KANA, consisting primarily of professional fees and integration expenses, were $0.6 million, $3.2 million, and $10.0 million for the years ended January 31, 2017, 2016, and 2015, respectively. All transaction and related costs were expensed as incurred and are included in selling, general and administrative expenses.
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

Transaction and related costs directly related to the acquisition of UTX, consisting primarily of professional fees, integration expenses and related adjustments, were $2.5 million for the year ended January 31, 2015 and not material for the years ended January 31, 2017 and 2016. Such costs were expensed as incurred and are included in selling, general and administrative expenses.

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

Pro Forma Information

The following table provides unaudited pro forma operating results for the year ended January 31, 2015, as if KANA and UTX had been acquired on February 1, 2014. These unaudited pro forma results reflect certain adjustments related to these acquisitions, including amortization expense on finite-lived intangible assets acquired from KANA and UTX, interest expense and fees associated with additional long-term debt incurred to partially fund the acquisition of KANA, and adjustments to recognize the fair value of revenue associated with performance obligations assumed in the acquisition of KANA.

The unaudited pro forma results do not include any operating efficiencies or potential cost savings associated with these business combinations. Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on February 1, 2014, nor are they indicative of future operating results.

(in thousands, except per share amounts)	Year Ended January 31, 2015
Revenue	$1,158,141
Net income	$29,644
Net income attributable to Verint Systems Inc.	$24,173
Net income per common share attributable to Verint Systems Inc.:
Basic	$0.42
Diluted	$0.41

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

For the years ended January 31, 2017, 2016, and 2015, we recorded a charge of $7.3 million, a benefit of $0.9 million, and a charge of $0.9 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair value of the remaining contingent consideration obligations associated with business combinations was $52.7 million at January 31, 2017, of which $10.0 million was recorded within accrued expenses and other current liabilities, and $42.7 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $3.3 million, $7.4 million, and $12.0 million for the years ended January 31, 2017, 2016, and 2015, respectively.

5.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of January 31, 2017 and 2016:

	January 31, 2017
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$403,657	$(244,792)	$158,865
Acquired technology	233,982	(168,653)	65,329
Trade names	23,493	(14,187)	9,306
Non-competition agreements	3,047	(2,499)	548
Distribution network	4,440	(4,329)	111
Total intangible assets with finite lives	668,619	(434,460)	234,159
In-process research and development, with indefinite lives	1,100	—	1,100
Total intangible assets	$669,719	$(434,460)	$235,259

	January 31, 2016
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, all with finite lives:
Customer relationships	$371,722	$(211,824)	$159,898
Acquired technology	211,388	(134,391)	76,997
Trade names	18,457	(11,570)	6,887
Non-competition agreements	3,047	(2,137)	910
Distribution network	4,440	(3,550)	890
Total intangible assets with finite lives	609,054	(363,472)	245,582
In-process research and development, with indefinite lives	1,100	—	1,100
Total intangible assets	$610,154	$(363,472)	$246,682

The following table presents net acquisition-related intangible assets by reportable segment as of January 31, 2017 and 2016:

	January 31,
(in thousands)	2017	2016
Customer Engagement	$207,436	$201,503
Cyber Intelligence	27,823	45,179
Total	$235,259	$246,682

Total amortization expense recorded for acquisition-related intangible assets was $81.5 million, $78.9 million, and $76.2 million for the years ended January 31, 2017, 2016, and 2015, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2018	$68,227
2019	41,246
2020	31,888
2021	24,716
2022	21,626
Thereafter	46,456
Total	$234,159

During the year ended January 31, 2016, we recorded a $3.2 million impairment of an acquired technology asset, which is included within cost of product revenue. No impairments of acquired intangible assets were recorded during the years ended January 31, 2017 and 2015.

As discussed in Note 16, "Segment Information", effective in August 2016, we reorganized into two businesses and now present our results in two reportable segments. We reallocated $51.8 million of goodwill, net of $25.3 million of accumulated impairment losses, from our former Video Intelligence segment to our Customer Engagement segment, and $22.2 million of goodwill, net of $10.8 million of accumulated impairment losses, to our Cyber Intelligence segment, using a relative fair value approach. In addition, we completed an assessment for potential impairment of the goodwill previously allocated to our former Video Intelligence segment immediately prior to the reallocation and determined that no impairment existed.

Goodwill activity for the years ended January 31, 2017, and 2016, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Customer Engagement	Cyber Intelligence
Year Ended January 31, 2016:
Goodwill, gross, at January 31, 2015	$1,267,682	$1,144,188	$123,494
Accumulated impairment losses through January 31, 2015	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2015	1,200,817	1,088,145	112,672
Business combinations	28,717	7,695	21,022
Foreign currency translation and other	(22,358)	(20,634)	(1,724)
Goodwill, net, at January 31, 2016	$1,207,176	$1,075,206	$131,970

Year Ended January 31, 2017:
Goodwill, gross, at January 31, 2016	$1,274,041	$1,131,249	$142,792
Accumulated impairment losses through January 31, 2016	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2016	1,207,176	1,075,206	131,970
Business combinations	91,209	91,209	—
Foreign currency translation and other	(33,567)	(34,436)	869
Goodwill, net, at January 31, 2017	$1,264,818	$1,131,979	$132,839

Balance at January 31, 2017:
Goodwill, gross, at January 31, 2017	$1,331,683	$1,188,022	$143,661
Accumulated impairment losses through January 31, 2017	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2017	$1,264,818	$1,131,979	$132,839

As a result of the segment reorganization discussed above, we concluded that, for purposes of reviewing for potential goodwill impairment, we have three reporting units, consisting of Customer Engagement, Cyber Intelligence (excluding situational intelligence solutions), and the Situational Intelligence business of our former Video Intelligence segment, which is now a component of our Cyber Intelligence operating segment. Based upon our November 1, 2016 goodwill impairment reviews, we concluded that the estimated fair values of all of our reporting units significantly exceeded their carrying values.

No changes in circumstances or indicators of potential impairment were identified between November 1 and January 31 in each of the years ended January 31, 2017 and 2016.

No goodwill impairment was identified for the years ended January 31, 2017, 2016, and 2015.

6.	LONG-TERM DEBT

The following table summarizes our long-term debt at January 31, 2017 and 2016:

	January 31,
(in thousands)	2017	2016

1.50% Convertible Senior Notes	$400,000	$400,000
February 2014 Term Loans	130,060	130,729
March 2014 Term Loans	278,978	280,413
Other debt	404	—
Less: Unamortized debt discounts and issuance costs	(60,571)	(73,055)
Total debt	748,871	738,087
Less: current maturities	4,611	2,104
Long-term debt	$744,260	$735,983

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
As of January 31, 2017, the Notes were not convertible.

In accordance with accounting guidance for convertible debt with a cash conversion option, we separately accounted for the debt and equity components of the Notes in a manner that reflected our estimated nonconvertible debt borrowing rate. We estimated the debt and equity components of the Notes to be $319.9 million and $80.1 million respectively, at the issuance date assuming a 5.00% non-convertible borrowing rate. The equity component was recorded as an increase to additional paid-in capital. The excess of the principal amount of the debt component over its carrying amount (the “debt discount”) is being amortized as interest expense over the term of the Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

We allocated transaction costs related to the issuance of the Notes, including underwriting discounts, of $7.6 million and $1.9 million to the debt and equity components, respectively. Issuance costs attributable to the debt component of the Notes are presented as a reduction of long-term debt and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at January 31, 2017.

As of January 31, 2017, the carrying value of the debt component was $341.7 million, which is net of unamortized debt discount and issuance costs of $53.3 million and $5.0 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% for each of the years ended January 31, 2017, 2016, and 2015.

Based on the closing market price of our common stock on January 31, 2017, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

Note Hedges and Warrants

Concurrently with the issuance of the Notes, we entered into convertible note hedge transactions (the “Note Hedges”) and sold warrants (the “Warrants”). The combination of the Note Hedges and the Warrants serves to increase the effective initial conversion price for the Notes to $75.00 per share. The Note Hedges and Warrants are each separate instruments from the Notes.
Note Hedges
Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of January 31, 2017, we had not purchased any shares of our common stock under the Note Hedges.
Warrants
We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of January 31, 2017, no Warrants had been exercised and all Warrants remained outstanding.
The Note Hedges and Warrants both meet the requirements for classification within stockholders’ equity, and their respective fair values are not remeasured and adjusted as long as these instruments continue to qualify for stockholders’ equity classification.
Credit Agreement
In April 2011, we terminated a prior credit agreement and entered into a credit agreement with our lenders, which was amended and restated in March 2013, and further amended in February, March and June 2014 (the “Credit Agreement"). The Credit Agreement, as amended and restated, provides for senior secured credit facilities, currently comprised of $300.0 million of term loans borrowed in February 2014 (the “February 2014 Term Loans”), and $643.5 million of term loans borrowed in March 2014 (the "March 2014 Term Loans"), all of which matures in September 2019, and a $300.0 million revolving credit facility maturing in September 2018 (the "Revolving Credit Facility"), subject to increase and reduction from time to time as described in the Credit Agreement.
Debt issuance and debt modification costs, as well as original issuance discounts, incurred in connection with the Credit Agreement are deferred and amortized as adjustments to interest expense over the remaining contractual life of the associated borrowing.
The February 2014 Term Loans were borrowed in connection with our February 2014 acquisition of KANA. The March 2014 Term Loans were borrowed as part of a refinancing of previously outstanding term loans under the Credit Agreement, which was accounted for as an early retirement of the previously outstanding term loans. As a result, $4.3 million of unamortized deferred debt issuance costs and a $2.8 million unamortized discount associated with the previously outstanding term loans were written off as a $7.1 million loss on early retirement of debt during the year ended January 31, 2015.

In June 2014, we utilized the majority of the combined net proceeds from the issuance of the Notes and the concurrent issuance of 5,750,000 shares of common stock to retire $530.0 million of the February 2014 Term Loans and March 2014 Term Loans, and all $106.0 million of then-outstanding borrowings under the Revolving Credit Facility. As a result, $3.8 million and $1.3 million of deferred debt issuance costs associated with the February 2014 Term Loans and March 2014 Term Loans, respectively, and a $0.4 million unamortized discount associated with the February 2014 Term Loans, were written off as a $5.5 million loss on early retirement of debt during the year ended January 31, 2015.
The outstanding February 2014 Term Loans and March 2014 Term Loans incur interest at our option at either a base rate plus a spread of 1.75% or an Adjusted LIBOR Rate, as defined in the Credit Agreement, plus a spread of 2.75%.
As of January 31, 2017, the weighted-average interest rate on both the February 2014 Term Loans and the March 2014 Term Loans was 3.58%. Taking into account the impact of original issuance discounts, if any, and related deferred debt issuance costs, the effective interest rates on the February 2014 Term Loans and March 2014 Term Loans were approximately 4.11% and 3.66%, respectively, at January 31, 2017.
During the year ended January 31, 2017, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our term loans, further details for which appear in Note 12, "Derivative Financial Instruments".
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

The Credit Agreement provides for certain customary events of default with corresponding grace periods. Upon the occurrence of an event of default resulting from a violation of the Leverage Ratio Covenant, the lenders under our Revolving Credit Facility may require us to immediately repay outstanding borrowings under the Revolving Credit Facility and may terminate their commitments to provide loans under that facility. A violation of the Leverage Ratio Covenant would not, by itself, result in an event of default under the February 2014 Term Loans or March 2014 Term Loans but may trigger a cross-default under the term loans in the event we are required to repay outstanding borrowings under the Revolving Credit Facility. Upon the occurrence of other events of default, the lenders may require us to immediately repay all outstanding borrowings under the Credit Agreement and the lenders under our Revolving Credit Facility may terminate their commitments to provide loans under the facility.

Future Principal Payments on Term Loans

As of January 31, 2017, future scheduled principal payments on the February 2014 Term Loans and March 2014 Term Loans are presented in the following table:

(in thousands)	February 2014	March 2014
Years Ending January 31,	Term Loans	Term Loans
2018	$1,337	$2,869
2019	1,337	2,869
2020	127,386	273,240
Total	$130,060	$278,978

Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our Credit Agreement for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,
(in thousands)	2017	2016	2015
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$6,000	$6,000	$3,717
Amortization of debt discount	10,669	10,123	6,014
Amortization of deferred debt issuance costs	1,007	955	566
Total - 1.50% Convertible Senior Notes	$17,676	$17,078	$10,297

Borrowings under Credit Agreement:
Interest expense at contractual rates	$14,682	$14,590	$23,236
Impact of interest rate swap agreement	259	—	—
Amortization of debt discounts	58	56	116
Amortization of deferred debt issuance costs	2,211	2,166	2,435
Total - Borrowings under Credit Agreement	$17,210	$16,812	$25,787

7.	SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Consolidated Balance Sheets

Inventories consisted of the following as of January 31, 2017 and 2016:

	January 31,
(in thousands)	2017	2016
Raw materials	$9,074	$7,177
Work-in-process	4,355	6,668
Finished goods	4,108	4,467
Total inventories	$17,537	$18,312

Property and equipment, net consisted of the following as of January 31, 2017 and 2016:

	January 31,
(in thousands)	2017	2016
Land and buildings	$9,543	$10,276
Leasehold improvements	29,247	28,538
Software	61,810	47,615
Equipment, furniture, and other	93,968	79,545
	194,568	165,974
Less: accumulated depreciation and amortization	(117,017)	(97,070)
Total property and equipment, net	$77,551	$68,904

Depreciation expense on property and equipment was $25.2 million, $20.3 million, and $17.7 million the years ended January 31, 2017, 2016, and 2015, respectively.

Other assets consisted of the following as of January 31, 2017 and 2016:

	January 31,
(in thousands)	2017	2016
Long-term restricted cash and time deposits	$54,566	$15,359
Deferred debt issuance costs, net	1,929	3,142
Long-term security deposits	4,123	4,112
Other	16,002	13,611
Total other assets	$76,620	$36,224

Accrued expenses and other current liabilities consisted of the following as of January 31, 2017 and 2016:

	January 31,
(in thousands)	2017	2016
Compensation and benefits	$73,998	$69,895
Billings in excess of costs and estimated earnings on uncompleted contracts	59,810	54,873
Income taxes	11,410	18,707
Professional and consulting fees	8,020	7,094
Derivative financial instruments - current portion	1,655	2,347
Distributor and agent commissions	10,384	8,471
Taxes other than income taxes	8,564	8,430
Interest on indebtedness	3,712	4,597
Contingent consideration - current portion	9,725	3,691
Other	25,946	28,862
Total accrued expenses and other current liabilities	$213,224	$206,967

Other liabilities consisted of the following as of January 31, 2017 and 2016:

	January 31,
(in thousands)	2017	2016
Unrecognized tax benefits, including interest and penalties	$28,204	$25,315
Contingent consideration - long-term portion	42,708	18,401
Deferred rent expense	13,805	12,553
Obligations for severance compensation	2,880	2,712
Other	6,762	2,647
Total other liabilities	$94,359	$61,628

Consolidated Statements of Operations

Other expense, net consisted of the following for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,
(in thousands)	2017	2016	2015
Foreign currency losses, net	$(2,743)	$(8,037)	$(13,402)
(Losses) gains on derivative financial instruments, net	(322)	394	3,986
Other, net	(3,861)	(4,634)	(155)
Total other expense, net	$(6,926)	$(12,277)	$(9,571)

Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our consolidated cash flows for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,
(in thousands)	2017	2016	2015
Cash paid for interest	$21,892	$20,734	$29,296
Cash payments of income taxes, net	$29,582	$17,165	$15,362
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$2,868	$4,562	$4,258
Inventory transfers to property and equipment	$552	$1,142	$630
Liabilities for contingent consideration in business combinations	$26,400	$16,238	$8,347
Leasehold improvements funded by lease incentives	$82	$1,721	$2,242

8.	STOCKHOLDERS’ EQUITY

Issuance of Common Stock

On June 18, 2014, we completed a public offering of our common stock pursuant to which we issued and sold 5,750,000 shares of common stock at a price of $47.75 per share. We received aggregate proceeds of $265.6 million from the offering, net of underwriters’ discounts and commissions, but before deducting approximately $0.7 million of other offering expenses.

Common Stock Dividends

We did not declare or pay any dividends on our common stock during the years ended January 31, 2017, 2016, and 2015. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

Share Repurchase Program

On March 29, 2016, we announced that our board of directors had authorized a share repurchase program whereby we may make up to $150 million in purchases of our outstanding shares of common stock over the two years following the date of announcement. Under the share repurchase program, purchases can be made from time to time using a variety of methods, which may include open market purchases. The specific timing, price and size of purchases depends on prevailing stock prices, general market and economic conditions, and other considerations, including the amount of cash generated in the U.S. and other potential uses of cash, such as acquisitions. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The authorization of the share repurchase program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time.

Treasury Stock

Repurchased shares of common stock are recorded as treasury stock, at cost, but may from time to time be retired. At January 31, 2017, we held approximately 1,654,000 shares of treasury stock with a cost of $57.1 million. At January 31, 2016, we held approximately 348,000 and shares of treasury stock with a cost of $10.3 million.

During the year ended January 31, 2017 we acquired approximately 1,306,000 shares of treasury stock with a cost of $46.9 million under the aforementioned share repurchase program. We did not acquire any shares of treasury stock during the year ended January 31, 2016. During the year ended January 31, 2015, we acquired approximately 46,000 shares of treasury stock from directors, executive officers, and other employees at a cost of $2.2 million.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the years ended January 31, 2017 and 2016:

(in thousands)	Unrealized Gains (Losses) on Derivative Financial Instruments Designated as Hedges	Unrealized Gain on Interest Rate Swap Designated as Hedge	Unrealized Gains (Losses) on Available-for-Sale Investments	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive (loss) income at January 31, 2015	$(7,992)	$—	$101	$(86,444)	$(94,335)
Other comprehensive loss before reclassifications	(992)	—	(211)	(27,769)	(28,972)
Amounts reclassified out of accumulated other comprehensive income (loss)	7,113	—	—	—	7,113
Net other comprehensive income (loss)	6,121	—	(211)	(27,769)	(21,859)
Accumulated other comprehensive loss at January 31, 2016	(1,871)	—	(110)	(114,213)	(116,194)
Other comprehensive income (loss) before reclassifications	3,585	632	110	(41,850)	(37,523)
Amounts reclassified out of accumulated other comprehensive income (loss)	(1,139)	—	—	—	(1,139)
Net other comprehensive income (loss)	2,446	632	110	(41,850)	(38,662)
Accumulated other comprehensive income (loss) at January 31, 2017	$575	$632	$—	$(156,063)	$(154,856)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the consolidated statement of operations, with presentation location, for the years ended January 31, 2017, 2016, and 2015 were as follows:

	Year Ended January 31,			Financial Statement Location
(in thousands)	2017	2016	2015
Unrealized (gains) losses on derivative financial instruments:
Foreign currency forward contracts	$(108)	$718	$190	Cost of product revenue
	(115)	672	159	Cost of service and support revenue
	(651)	4,556	1,050	Research and development, net
	(383)	2,205	458	Selling, general and administrative
	(1,257)	8,151	1,857	Total, before income taxes
	118	(1,038)	(299)	Provision (benefit) for income taxes
	$(1,139)	$7,113	$1,558	Total, net of income taxes

9. RESEARCH AND DEVELOPMENT, NET

Our gross research and development expenses for the years ended January 31, 2017, 2016, and 2015, were $174.6 million, $181.7 million, and $178.7 million, respectively. Reimbursements from the OCS and other government grant programs amounted to $3.5 million, $4.0 million, and $5.0 million for the years ended January 31, 2017, 2016, and 2015, respectively, which were recorded as reductions of gross research and development expenses.

We capitalize certain costs incurred to develop our commercial software products, and we then recognize those costs within cost of product revenue as the products are sold. Activity for our capitalized software development costs for the years ended January 31, 2017, 2016, and 2015 was as follows:

	Year Ended January 31,
(in thousands)	2017	2016	2015
Capitalized software development costs, net, beginning of year	$11,992	$10,112	$8,483
Software development costs capitalized during the year	2,338	5,027	6,083
Amortization of capitalized software development costs	(3,341)	(2,976)	(1,666)
Impairments, foreign currency translation and other	(1,480)	(171)	(2,788)
Capitalized software development costs, net, end of year	$9,509	$11,992	$10,112

During the years ended January 31, 2017 and 2015, we recorded impairments of capitalized software development costs of $1.3 million and $2.6 million, respectively, reflecting strategy changes in certain product development initiatives, due in part to acquisition of technology associated with business combinations. There were no impairments of such costs during the year ended January 31, 2016.

10.	INCOME TAXES

The components of (loss) income before provision (benefit) for income taxes for the years ended January 31, 2017, 2016, and 2015 were as follows:

	Year Ended January 31,
(in thousands)	2017	2016	2015
Domestic	$(60,722)	$(43,471)	$(53,877)
Foreign	37,248	66,651	75,280
Total (loss) income before provision (benefit) for income taxes	$(23,474)	$23,180	$21,403

The provision (benefit) for income taxes for the years ended January 31, 2017, 2016, and 2015 consisted of the following:

	Year Ended January 31,
(in thousands)	2017	2016	2015
Current provision (benefit) for income taxes:
Federal	$604	$(2,997)	$342
State	989	1,300	1,575
Foreign	18,120	8,289	30,415
Total current provision for income taxes	19,713	6,592	32,332
Deferred (benefit) provision for income taxes:
Federal	(8,179)	2,244	(40,007)
State	(842)	12	(2,610)
Foreign	(7,920)	(7,896)	(4,714)
Total deferred benefit for income taxes	(16,941)	(5,640)	(47,331)
Total provision (benefit) for income taxes	$2,772	$952	$(14,999)

We identified misstatements in certain income tax disclosures included in the footnotes to our previously issued consolidated financial statements as of and for the years ended January 31, 2016 and 2015. The misstatements impacted certain components of the income tax rate reconciliation, deferred income tax, and valuation allowance tables, but had no effect on our consolidated statements of operations, comprehensive loss, stockholders’ equity, or cash flows for the years ended January 31, 2016 and 2015, or on our consolidated balance sheet as of January 31, 2016. We assessed the materiality of the misstatements, in accordance with guidance provided in SEC Staff Accounting Bulletin No. 99, and concluded that the misstatements were not material to the applicable consolidated financial statements. The comparative financial information presented in the applicable tables included in this footnote reflects the correction of these immaterial misstatements, details for which appear following those tables.

The reconciliation of the U.S. federal statutory rate to our effective tax rate on (loss) income before provision (benefit) for income taxes for the years ended January 31, 2017, 2016, and 2015 was as follows:

	Year Ended January 31,
(in thousands)	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

Income tax (benefit) provision at the U.S. federal statutory rate	$(8,215)	$8,115	$7,489
State income tax (benefit) provision	(312)	(79)	(1,739)
Foreign tax rate differential	(5,794)	(3,068)	(9,650)
Tax incentives	(3,507)	(12,293)	(14,865)
Valuation allowances	(3,640)	(7,767)	(15,793)
Stock-based and other compensation	2,522	3,562	4,222
Non-deductible expenses	5,315	6,061	2,156
Tax credits	(112)	(482)	(2,461)
Tax contingencies	5,566	(6,281)	14,762
Tax effects of reorganizations and liquidations	975	6,136	—
U.S. tax effects of foreign operations	9,542	7,574	1,451
Other, net	432	(526)	(571)
Total provision (benefit) for income taxes	$2,772	$952	$(14,999)
Effective income tax rate	(11.8)%	4.1%	(70.1)%

The table above reflects the correction of certain amounts previously presented for the years ended January 31, 2016 and 2015. For the year ended January 31, 2016, the favorable impact of valuation allowances was increased by $4.3 million, and the favorable impact of tax contingencies was reduced by $4.3 million. For the year ended January 31, 2015, the favorable impact of valuation allowances was increased by $4.9 million, and the unfavorable impact of tax contingencies was increased by $4.9 million. The effective income tax rates for the years ended January 31, 2016 and 2015 were unchanged.

Our operations in Israel have been granted "Approved Enterprise" ("AE") status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the program, income attributable to an approved enterprise is exempt from income tax for a period of two years and is subject to a reduced income tax rate for the subsequent five to eight years (generally 10% - 25%, depending on the percentage of foreign investment in the company). In addition, certain operations in Cyprus qualify for favorable tax treatment under the Cypriot Intellectual Property Regime ("IP Regime"). This legislation exempts 80% of income and gains derived from patents, copyrights, and trademarks from taxation. These tax incentives decreased our effective tax rate by 12.4%, 51.0%, and 64.0% for the years ended January 31, 2017, 2016, and 2015, respectively. The current year benefit is lower than in prior years as a result of the Company’s taxable loss position in the Cyprus entity. At the lower IP Regime tax rate, the deferred tax benefit of the net operating losses generated by those companies is less than it would be under the higher statutory tax rate.

Deferred tax assets and liabilities consisted of the following at January 31, 2017 and 2016:

	January 31,
(in thousands)	2017	2016
Deferred tax assets:
Accrued expenses	$10,627	$9,553
Deferred revenue	3,953	7,819
Loss carryforwards	125,986	127,718
Tax credits	7,972	8,308
Stock-based and other compensation	20,187	20,213
Capitalized research and development expenses	4,146	4,125
Other, net	2,672	3,783
Total deferred tax assets	175,543	181,519
Deferred tax liabilities:
Goodwill and other intangible assets	(50,679)	(53,354)
Unremitted earnings of foreign subsidiaries	(18,215)	(18,870)
Other, net	(2,344)	(3,053)
Total deferred tax liabilities	(71,238)	(75,277)
Valuation allowance	(108,609)	(115,756)
Net deferred tax liabilities	$(4,304)	$(9,514)

Recorded as:
Long-term deferred tax assets	$21,510	$17,528
Long-term deferred tax liabilities	(25,814)	(27,042)
Net deferred tax liabilities	$(4,304)	$(9,514)

The table above reflects the correction of certain amounts previously presented as of January 31, 2016. Deferred tax assets resulting from loss carryforwards and total deferred tax assets were both reduced by $12.4 million, with a corresponding $12.4 million decrease to the valuation allowance. Net deferred tax liabilities as of January 31, 2016 were unchanged.

At January 31, 2017, we had U.S. federal net operating loss ("NOL") carryforwards of approximately $661.0 million. These loss carryforwards expire in various years ending from January 31, 2019 to January 31, 2036. We had state NOL carryforwards of approximately $248.6 million, expiring in years ending from January 31, 2018 to January 31, 2035. We had foreign NOL carryforwards of approximately $53.8 million. At January 31, 2017, all but $8.8 million of these foreign loss carryforwards had indefinite carryforward periods. Certain of these federal, state, and foreign loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. The NOL carryforwards for tax return purposes are different from the NOL carryforwards for financial statement purposes, primarily due to the reduction of NOL carryforwards for financial statement purposes under the authoritative guidance on accounting for uncertainty in income taxes. We had U.S. federal, state, and foreign tax credit carryforwards of approximately $12.1 million at January 31, 2017, the utilization of which is subject to limitation. At January 31, 2017, approximately $3.0 million of these tax credit carryforwards may be carried forward indefinitely. The balance of $9.1 million expires in various years ending from January 31, 2019 to January 31, 2034.

As of January 31, 2017, we have not provided for deferred taxes on the excess of financial reporting over the tax basis of investments in certain foreign subsidiaries in the amount of $479.8 million because we plan to reinvest such earnings indefinitely outside the United States. If these earnings were repatriated in the future, additional income and withholding tax expense would be incurred. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the total amount of income taxes that would have to be provided on such earnings.

As required by the authoritative guidance on accounting for income taxes, we evaluate the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. We have recorded valuation allowances in the amounts of $108.6 million and $115.8 million at January 31, 2017 and 2016, respectively.

Activity in the recorded valuation allowance consisted of the following for the years ended January 31, 2017 and 2016:

	Year Ended January 31,
(in thousands)	2017	2016
Valuation allowance, beginning of year	$(115,756)	$(123,837)
Provision (benefit) for income taxes	3,640	7,767
Additional paid-in capital	3,204	(59)
Currency translation adjustment	303	373
Valuation allowance, end of year	$(108,609)	$(115,756)

The table above reflects the correction of certain amounts previously presented for the year ended January 31, 2016. The valuation allowance at January 31, 2015 year was reduced by $8.1 million, and the reduction in the valuation allowance resulting from the provision for income taxes for the year ended January 31, 2016 was increased by $4.3 million, resulting in a $12.4 million net decrease to the valuation allowance as of January 31, 2016.

In accordance with the authoritative guidance for accounting for stock-based compensation, we use a "with-and-without" approach to applying the intra-period allocation rules in accordance with accounting for income taxes. Under this approach, the windfall tax benefit is calculated based on the incremental tax benefit received from deductions related to stock-based compensation. The amount is measured by calculating the tax benefit both "with" and "without" the excess tax deduction; the resulting difference between the two calculations is considered the windfall. We did not recognize windfall benefits in our U.S. federal income tax (benefit) provisions for the years ended January 31, 2017, 2016, and 2015.

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

For the years ended January 31, 2017, 2016, and 2015, the aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Year Ended January 31,
(in thousands)	2017	2016	2015
Gross unrecognized tax benefits, beginning of year	$142,271	$159,648	$145,408
Increases related to tax positions taken during the current year	11,034	9,465	15,522
Increases as a result of business combinations	—	985	4,744
Increases related to tax positions taken during prior years	585	2,514	1,927
Increases (decreases) related to foreign currency exchange rates	648	(741)	(3,900)
Reductions for tax positions of prior years	(5,094)	(13,613)	(3,440)
Reductions for settlements with tax authorities	(145)	(13,811)	—
Lapses of statutes of limitations	(660)	(2,176)	(613)
Gross unrecognized tax benefits, end of year	$148,639	$142,271	$159,648

As of January 31, 2017, we had $148.6 million of unrecognized tax benefits, of which $143.0 million represents the amount that, if recognized, would impact the effective income tax rate in future periods. We recorded $0.5 million of tax expense, $4.4 million of tax benefit, and $1.9 million of tax expense for interest and penalties related to uncertain tax positions in our provision (benefit) for income taxes for the years ended January 31, 2017, 2016, and 2015, respectively. Accrued liabilities for interest and penalties were $3.9 million and $3.3 million at January 31, 2017 and 2016, respectively. Interest and penalties (expense and/or benefit) are recorded as a component of the provision (benefit) for income taxes in the consolidated financial statements.

Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. In Israel, we are no longer subject to income tax examination for years prior to January 31, 2014.  In the United Kingdom, with the exception of years which are currently under examination, we are no longer subject to income tax examination for years prior to January 31, 2015. In the U.S., our federal returns are no longer subject to income tax examination for years prior to January 31, 2014.  However, to the extent we generated NOLs or tax credits in closed tax years, future use of the NOL or tax credit carry forward balance would be subject to examination within the relevant statute of limitations for the year in which utilized.

As of January 31, 2017, income tax returns are under examination in the following significant tax jurisdictions:

Jurisdiction	Tax Years
Canada	January 31, 2011 - January 31, 2012
United Kingdom	December 31, 2006; January 31, 2008
India	March 31, 2006 - March 31, 2008; March 31, 2010 - March 31, 2013, March 31, 2015
Israel	January 31, 2014 - January 31, 2016

We regularly assess the adequacy of our provisions for income tax contingencies. As a result, we may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of expiration. We believe that it is reasonably possible that the total amount of unrecognized tax benefits at January 31, 2017 could decrease by approximately $3.2 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional taxes, the adjustment of certain deferred taxes including the need for additional valuation allowances and the recognition of tax benefits.

11.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of January 31, 2017 and 2016:

	January 31, 2017
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$175	$—	$—
Foreign currency forward contracts	—	1,646	—
Interest rate swap agreement	—	1,429	—
Total assets	$175	$3,075	$—
Liabilities:
Foreign currency forward contracts	$—	$1,246	$—
Interest rate swap agreement	—	408	—
Contingent consideration - business combinations	—	—	52,733
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,550
Total liabilities	$—	$1,654	$56,283

	January 31, 2016
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$12,137	$—	$—
Commercial paper and corporate debt securities, classified as cash and cash equivalents	—	5,030	—
Short-term investments, classified as available-for-sale	—	52,932	—
Foreign currency forward contracts	—	113	—
Total assets	$12,137	$58,075	$—
Liabilities:
Foreign currency forward contracts	$—	$2,377	$—
Contingent consideration - business combinations	—	—	22,391
Total liabilities	$—	$2,377	$22,391

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the years ended January 31, 2017 and 2016:

	Year Ended January 31,
(in thousands)	2017	2016
Fair value measurement, beginning of year	$22,391	$14,507
Contingent consideration liabilities recorded for business combinations	26,400	16,238
Changes in fair values, recorded in operating expenses	7,255	(910)
Payments of contingent consideration	(3,313)	(7,444)
Fair value measurement, end of year	$52,733	$22,391

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the consolidated statements of operations within selling, general and administrative expenses.

During the year ended January 31, 2017, we acquired two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interests. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within other liabilities and do not recognize noncontrolling interests in these subsidiaries. The following table presents the change in the estimated fair value of this liability, which is measured using Level 3 inputs, for the year ended January 31, 2017:

(in thousands)	Year Ended January 31, 2017
Fair value measurement, beginning of year	$—
Acquisition of option to acquire noncontrolling interests of consolidated subsidiaries	3,134
Change in fair value, recorded in operating expenses	416
Fair value measurement, end of year	$3,550

There were no transfers between levels of the fair value measurement hierarchy during the years ended January 31, 2017 and 2016.

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 3.0% to 20.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2017. We utilized discount rates ranging from 3.0% to 41.7% in our calculations of the estimated fair values of our contingent consideration liabilities as of January 31, 2016.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option is determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasure the fair value of the option at each reporting period, and any changes in fair value are recorded within selling, general, and administrative expenses. We utilized a discount rate of 14.0% in our calculation of the estimated fair value of the option as of January 31, 2017.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $410 million and $411 million at January 31, 2017 and 2016, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices provided to us as at each of January 31, 2017 and 2016 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders. We had no revolving credit borrowings at January 31, 2017 and 2016.

The estimated fair values of our Notes were approximately $381 million and $367 million at January 31, 2017 and 2016, respectively. The estimated fair value of the Notes is determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

Our outstanding foreign currency forward contracts had notional amounts of $144.0 million and $136.4 million as of January 31, 2017 and 2016, respectively.

Interest Rate Swap Agreement

During the year ended January 31, 2017, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our term loans, under which we will pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million. The effective date of the agreement was November 1, 2016, and settlements with the counterparty occur on a quarterly basis, beginning on February 1, 2017. The agreement will terminate on September 6, 2019. Throughout the term of the interest rate swap agreement, if we elect three-month LIBOR at the term loans' periodic interest rate reset dates for at least $200.0 million of our term loans, as we did on November 1, 2016 and February 1, 2017, the annual interest rate on $200.0 million of our term loans will be fixed at 4.143% for the applicable interest rate period.

The interest rate swap agreement is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive income (loss) in the consolidated balance sheet and are reclassified into the statement of operations in the period in which the hedged transaction affects earnings. Hedge ineffectiveness, if any, is recognized currently in the consolidated statement of operations.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our consolidated balance sheets as of January 31, 2017 and 2016 were as follows:

		January 31,
(in thousands)	Balance Sheet Classification	2017	2016
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$927	$—
Not designated as hedging instruments	Prepaid expenses and other current assets	719	113
Interest rate swap agreement, designated as a cash flow hedge	Other assets	1,429	—
Total derivative assets		$3,075	$113

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$288	$2,108
Not designated as hedging instruments	Accrued expenses and other current liabilities	958	239
	Other liabilities	—	30
Interest rate swap agreement, designated as a cash flow hedge	Accrued expenses and other current liabilities	408	—
Total derivative liabilities		$1,654	$2,377

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss ("AOCL") and on the consolidated statement of operations for the years ended January 31, 2017, 2016, and 2015 were as follows:

	Year Ended January 31,
(in thousands)	2017	2016	2015
Net gains (losses) recognized in Other comprehensive (loss) income:
Foreign currency forward contracts	$575	$(1,871)	$(7,992)
Interest rate swap agreement	632	—	—
	$1,207	$(1,871)	$(7,992)
Net gains (losses) reclassified from Other comprehensive (loss) income to the consolidated statements of operations:
Foreign currency forward contracts	$1,257	$(8,151)	$(1,857)

For information regarding the line item locations of the net gains (losses) on foreign currency forward contracts reclassified out of Other comprehensive (loss) income into the consolidated statements of operations, see Note 8, "Stockholders' Equity".

There were no gains or losses from ineffectiveness of these cash flow hedges recorded for the years ended January 31, 2017, 2016, and 2015. All of the foreign currency forward contracts underlying the $0.6 million of net unrealized gains recorded in our accumulated other comprehensive loss at January 31, 2017 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months. The $0.6 million net unrealized gain recorded in our accumulated other comprehensive loss at January 31, 2017 for the interest rate swap agreement includes $0.4 million of net losses expected to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

(losses) gains recognized on derivative financial instruments not designated as hedging instruments in our consolidated statements of operations for the years ended January 31, 2017, 2016, and 2015 were as follows:

	Classification in Consolidated Statements of Operations	Year Ended January 31,
(in thousands)		2017	2016	2015
Foreign currency forward contracts	Other income (expense), net	$(323)	$394	$3,986

13.	STOCK-BASED COMPENSATION AND OTHER BENEFIT PLANS

Stock-Based Compensation Plans

Plan Summaries

We issue stock-based incentive awards to eligible employees, directors and consultants, including restricted stock units (“RSUs”), restricted stock awards (“RSAs”), performance awards, stock options (both incentive and non-qualified), and other awards, under the terms of our outstanding stock benefit plans (the "Plans" or "Stock Plans") and/or forms of equity award agreements approved by our board of directors.

Awards are generally subject to multi-year vesting periods. We recognize compensation expense for awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods, reduced by estimated forfeitures. Upon issuance of restricted stock, exercise of stock options, or issuance of shares under the Plans, we generally issue new shares of common stock, but occasionally may issue treasury shares.

2015 Stock-Based Compensation Plan

On June 25, 2015, our stockholders approved the Verint Systems Inc. 2015 Long-Term Stock Incentive Plan (the "2015 Plan"). which authorizes our board of directors to provide equity-based compensation in various forms, including RSUs, RSAs, performance awards, and other stock-based awards. Subject to adjustment as provided in the 2015 Plan, an aggregate of up to 9,700,000 shares of our common stock may be issued or transferred in connection with awards under the 2015 Plan. Each stock option or stock-settled stock appreciation right granted under the 2015 Plan will reduce the available plan capacity by one share and each other award denominated in shares that is granted under the 2015 Plan will reduce the available plan capacity by 2.29 shares.

Upon approval of the 2015 Plan, additional awards were no longer permitted under our other stock-based compensation plans. Awards outstanding at June 25, 2015 under our prior stock-based compensation plans were not impacted by approval of the 2015 Plan.

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the consolidated statements of operations for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,
(in thousands)	2017	2016	2015
Component of (loss) income before provision (benefit) for income taxes:
Cost of revenue - product	$1,290	$1,466	$1,228
Cost of revenue - service and support	7,297	5,719	5,028
Research and development, net	11,637	9,195	6,421
Selling, general and administrative	45,384	48,169	41,781
Total stock-based compensation expense	65,608	64,549	54,458
Income tax benefits related to stock-based compensation (before consideration of valuation allowances)	15,752	14,385	12,364
Total stock-based compensation, net of taxes	$49,856	$50,164	$42,094

Total stock-based compensation expense by type of award was as follows for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,
(in thousands)	2017	2016	2015
Restricted stock units and restricted stock awards	$55,123	$58,028	$46,634
Stock bonus program and bonus share program	10,298	6,359	7,680
Total equity-settled awards	65,421	64,387	54,314
Phantom stock units (cash-settled awards)	187	162	144
Total stock-based compensation expense	$65,608	$64,549	$54,458

Awards under our stock bonus and bonus share programs are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of our common stock.

Net excess tax benefits resulting from our Stock Plans were $0.7 million, $0.5 million, and $0.3 million for the years ended January 31, 2017, 2016, and 2015, respectively. Excess tax benefits represent a reduction in income taxes, otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits, and are recorded as increases to additional paid-in capital.

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

RSUs that are expected to settle with cash payments upon vesting, if any, are reflected as liabilities on our consolidated balance sheets. Such RSU's were insignificant at January 31, 2017 and 2016.

The following table summarizes activity for RSUs (including PRSUs) and RSAs under the Plans for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,
	2017		2016		2015
(in thousands, except grant date fair values)	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value	Shares or Units	Weighted-Average Grant-Date Fair Value
Beginning balance	2,649	$54.57	2,545	$40.96	2,250	$33.77
Granted	1,870	$35.33	1,729	$62.62	1,504	$46.11
Released	(1,433)	$47.98	(1,312)	$39.75	(1,009)	$33.11
Forfeited	(344)	$52.20	(313)	$50.56	(200)	$38.46
Ending balance	2,742	$45.20	2,649	$54.57	2,545	$40.96

With respect of our stock bonus program, activity presented in the table above only includes shares earned and released in consideration of the discount provided under that program. Consistent with the provisions of the Plans under which such shares are issued, other shares issued under the stock bonus program are not included in the table above because they do not reduce available plan capacity (since such shares are deemed to be purchased by the grantee at fair value in lieu of receiving an earned cash bonus). Further details appear below under “Stock Bonus Program”.

Activity for performance awards under the Plans for the years ended January 31, 2017, 2016, and 2015 was as follows:

	Year Ended January 31,
(in thousands)	2017	2016	2015
Beginning balance	332	497	477
Granted	312	195	250
Released	(159)	(239)	(189)
Forfeited	(47)	(121)	(41)
Ending balance	438	332	497

As of January 31, 2017, unrecognized compensation expense related to unvested RSUs expected to vest subsequent to January 31, 2017 was approximately $70.2 million, with remaining weighted-average vesting periods of approximately 1.7 years, over which such expense is expected to be recognized. The unrecognized compensation expense does not include compensation expense of up to $2.1 million, related to shares for which a grant date has been established but the requisite service period has not begun. The total fair values of RSUs vested during the years ended January 31, 2017, 2016, and 2015 were $68.7 million, $52.2 million, and $33.4 million, respectively.

Stock Options

We did not grant stock options during the years ended January 31, 2017, 2016, and 2015.

The following table summarizes stock option activity under the Plans for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,
	2017		2016		2015
(in thousands, except exercise prices)	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price	Stock Options	Weighted-Average Exercise Price
Beginning balance	3	$9.59	9	$28.74	516	$34.60
Exercised	(1)	$8.71	(6)	$36.10	(505)	$34.71
Expired	—	$—	—	$—	(2)	$23.13
Ending balance	2	$10.09	3	$9.59	9	$28.74
Stock options exercisable	2	$10.09	3	$9.59	9	$28.74

The following table summarizes certain key data for exercised options:

	Year Ended January 31,
(in thousands)	2017	2016	2015
Intrinsic value of options exercised	$24	$164	$8,759
Cash received from the exercise of stock options	$8	$232	$17,606
Tax benefits realized from stock options exercised	$6	$107	$2,306
Fair value of options vested	$35	$56	$178

Phantom Stock Units

We have periodically issued phantom stock units to certain employees that settle, or are expected to settle, with cash payments upon vesting. Like equity-settled awards, phantom stock units are awarded with vesting conditions and are subject to certain forfeiture provisions prior to vesting.

Phantom stock unit activity for the years ended January 31, 2017, 2016, and 2015 was not significant.

Stock Bonus Program

Under the terms of our stock bonus program, eligible employees may elect to receive a portion of their earned bonuses, otherwise payable in cash, in the form of discounted shares of our common stock. Executive officers are eligible to participate in this program to the extent that shares remained available for awards following the enrollment of all other participants. Shares awarded to executive officers with respect to the discount feature of the program are subject to a one-year vesting period. This program is subject to annual funding approval by our board of directors and an annual cap on the number of shares that can be issued. Subject to these limitations, the number of shares to be issued under the program for a given year is determined using a five-day trailing average price of our common stock when the awards are calculated, reduced by a discount to be determined by the board of directors each year (the "discount"). To the extent that this program is not funded in a given year or the number of shares of common stock needed to fully satisfy employee enrollment exceeds the annual cap, the applicable portion of the employee bonuses will generally revert to being paid in cash. Obligations under this program are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of common stock determined using a discounted average price of our common stock, as described above.

The following table summarizes certain key data for the stock bonus program for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,
(in thousands, except discount)	2017	2016	2015
Maximum stock bonus program shares	—	125	125
Discount	—%	—%	15%
Shares in lieu of earned cash bonus - granted and released	25	43	82
Shares in respect of discount:
Granted	—	7	12
Released	—	5	9

Shares granted in a particular year, as presented in the table above, represent the shares earned under the prior year's stock bonus program authorization.

Awards under the stock bonus program for the performance period ended January 31, 2017 will consist of shares earned in respect of executive officer incentive plans and will be awarded without a discount, and are expected to be issued during the first half of the year ending January 31, 2018.

In March 2017, our board of directors approved up to 125,000 shares of common stock, and a discount of 15%, for awards under our stock bonus program for the year ending January 31, 2018. Executive officers will be permitted to participate in this program for the year ending January 31, 2018, but only to the extent that shares remain available for awards following the enrollment of all other participants. Shares awarded to executive officers with respect to the 15% discount will be subject to a one-year vesting period.

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
For bonuses in respect of the year ended January 31, 2015, the board of directors authorized the use of up to approximately $4.7 million in shares for bonuses under this program to employees other than executive officers, subject to certain limitations on the aggregate number of shares that may be issued. During the year ended January 31, 2016, approximately 74,000 shares of common stock were awarded and released under the bonus share program in respect of the performance period ended January 31, 2015.

For bonuses in respect of the year ended January 31, 2016, the board of directors approved the use of up to 75,000 shares of common stock, plus any shares not used under the stock bonus program in respect of the year ended January 31, 2016, for awards under this program (not to exceed 200,000 shares in aggregate between the two programs). During the year ended January 31, 2017, approximately 171,000 shares of common stock were awarded and released under the bonus share program in respect of the performance period ended January 31, 2016.

Our board of directors has authorized up to 300,000 shares of common stock for awards under this program in respect of the performance period ended January 31, 2017.

The combined accrued liabilities for the stock bonus program and the bonus share program were $10.0 million and $6.6 million at January 31, 2017 and 2016, respectively.

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

Our matching contribution expenses for our 401(k) Plan were $2.6 million, $2.2 million, and $2.1 million for the years ended January 31, 2017, 2016, and 2015, respectively.

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

Severance expenses for the years ended January 31, 2017, 2016, and 2015 were $6.4 million, $7.2 million, and $6.8 million, respectively.

14. RELATED PARTY TRANSACTIONS

During the years ended January 31, 2016 and 2015, our joint venture incurred certain operating expenses, including office rent and other administrative costs, under arrangements with one of its then noncontrolling shareholders. These expenses totaled $0.4 million and $0.5 million for the years ended January 31, 2016 and 2015, respectively. Revenue recognized by our joint venture from this noncontrolling shareholder was $0.3 million for the year ended January 31, 2016, and was not significant for the year ended January 31, 2015. The counterparty to these transactions is no longer a noncontrolling shareholder of our joint venture.

15. COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

We lease office, manufacturing, and warehouse space, as well as certain equipment, under non-cancelable operating lease agreements. We have also periodically entered into capital leases. Terms of the leases, including renewal options and escalation clauses, vary by lease.

Rent expense incurred under all operating leases was $25.6 million, $19.4 million, and $17.2 million for the years ended January 31, 2017, 2016, and 2015, respectively.

As of January 31, 2017, our minimum future rent obligations under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows:

(in thousands)	Operating
Years Ending January 31,	Leases
2018	$25,447
2019	24,138
2020	17,865
2021	15,460
2022	14,335
Thereafter	56,945
Total	$154,190

We sublease certain space in our facilities to third parties. As of January 31, 2017, total expected future sublease income was $0.6 million and will range from $0.2 million to $0.4 million on an annual basis through August 2018.

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

As of January 31, 2017, our unconditional purchase obligations totaled approximately $109.8 million, the majority of which were scheduled to occur within the subsequent twelve months. Due to the relatively short life of the obligations, the carrying value approximates the fair value of these obligations at January 31, 2017.

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other current liabilities in the consolidated balance sheets, for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,
(in thousands)	2017	2016	2015
Warranty liability, beginning of year	$826	$633	$706
Provision charged to (credited against) expenses	797	473	(60)
Warranty charges	(658)	(278)	—
Foreign currency translation and other	(3)	(2)	(13)
Warranty liability, end of year	$962	$826	$633

We accrue for warranty costs as part of our cost of revenue based on associated product costs, labor costs, and associated overhead. Our Customer Engagement solutions are sold with a warranty of generally one year on hardware and 90 days for software. Our Cyber Intelligence solutions are sold with warranties that typically range in duration from 90 days to three years, and in some cases longer.

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

Off-Balance Sheet Risk

In the normal course of business, we provide certain customers with financial performance guarantees, which are generally backed by standby letters of credit or surety bonds. In general, we would only be liable for the amounts of these guarantees in the event that our nonperformance permits termination of the related contract by our customer, which we believe is remote. At January 31, 2017, we had approximately $92.6 million of outstanding letters of credit and surety bonds relating primarily to these performance guarantees. As of January 31, 2017, we believe we were in compliance with our performance obligations under all contracts for which there is a financial performance guarantee, and the ultimate liability, if any, incurred in connection with these guarantees will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows. Our historical non-compliance with our performance obligations has been insignificant.

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

Following an unsuccessful mediation process, the proceeding before the District Court resumed. On August 28, 2016, the District Court (i) denied the plaintiffs' motion to certify the suit as a class action with respect to all claims relating to Verint stock options and (ii) approved the plaintiffs' motion to certify the suit as a class action with respect to claims of current or former employees of Comverse Limited (now Xura) or VSL who held unexercised CTI stock options at the time CTI suspended option exercises. The court also ruled that the merits of the case and any calculation of damages would be evaluated under New York law.
On December 15, 2016, CTI filed with the Supreme Court a motion for leave to appeal the District Court's August 28, 2016 ruling. The plaintiffs filed their response to the motion on February 26, 2017. The plaintiffs did not file an appeal of the District Court's August 28, 2016 ruling.

On December 13, 2016, the plaintiffs filed a notice with the District Court regarding the appointment of a new representative plaintiff, David Vaknin, for the current or former employees of VSL who held unexercised CTI stock options at the time CTI suspended option exercises. The plaintiffs must now file an amended statement of claims by May 1, 2017.
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

Over time, our Video Intelligence business had evolved to focus on two use cases: the first is fraud mitigation and loss prevention, and the second is situational intelligence and incident response. The fraud and loss prevention use case is applicable to our banking and retail customers, while the situational intelligence and incident response use case is applicable to other vertical markets, including our public sector and campus customers. As part of this evolution, in August 2016, we separated our Video Intelligence team to create better vertical market alignment and growth opportunities. We transitioned the banking and retail portion of the Video Intelligence team into our Enterprise Intelligence segment, aligning it with our large banking and retail customer presence in our Enterprise Intelligence segment. This combined segment has been named Customer Engagement Solutions. We transitioned the situational intelligence portion of the Video Intelligence team into our Cyber Intelligence segment, reflecting this business’s focus on security and public safety. We believe this change creates two strong businesses of scale, well positioned for growth in their respective markets, with dedicated management teams, unique product portfolios, and domain expertise, and aligns with the manner in which our CODM receives and uses financial information to allocate resources and evaluate the performance of our Customer Engagement and Cyber Intelligence businesses.

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

Operating results by segment for the years ended January 31, 2017, 2016, and 2015 were as follows:

	Year Ended January 31,
(in thousands)	2017	2016	2015
Revenue:
Customer Engagement:
Segment revenue	$716,163	$698,298	$742,537
Revenue adjustments	(10,266)	(3,441)	(29,032)
	705,897	694,857	713,505
Cyber Intelligence:
Segment revenue	356,533	436,343	415,626
Revenue adjustments	(324)	(934)	(695)
	356,209	435,409	414,931
Total revenue	$1,062,106	$1,130,266	$1,128,436

Segment contribution:
Customer Engagement	$269,017	$264,378	$286,587
Cyber Intelligence	85,777	133,186	133,203
Total segment contribution	354,794	397,564	419,790

Unallocated expenses, net:
Amortization of acquired intangible assets	81,461	78,904	76,167
Stock-based compensation	65,608	64,549	54,458
Other unallocated expenses	190,359	186,259	210,054
Total unallocated expenses, net	337,428	329,712	340,679
Operating income	17,366	67,852	79,111
Other expense, net	(40,840)	(44,672)	(57,708)
(Loss) income before provision (benefit) for income taxes	$(23,474)	$23,180	$21,403

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

With the exception of goodwill and acquired intangible assets, we do not identify or allocate our assets by operating segment.  Consequently, it is not practical to present assets by operating segment. In connection with our August 2016 change in segmentation, we reallocated goodwill previously assigned to the Video Intelligence operating segment to the Customer Engagement and Cyber Intelligence operating segments. There were no other material changes in the allocations of goodwill and acquired intangible assets by operating segment during the years ended January 31, 2017, 2016, and 2015.  Further details regarding the allocations of goodwill and acquired intangible assets by operating segment appear in Note 5, "Intangible Assets and Goodwill".

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

The information below summarizes revenue from unaffiliated customers by geographic area for the years ended January 31, 2017, 2016, and 2015:

	Year Ended January 31,
(in thousands)	2017	2016	2015
Americas:
United States	$438,034	$430,626	$430,565
Other	134,111	150,435	157,992
Total Americas	572,145	581,061	588,557
EMEA	322,130	350,217	347,056
APAC	167,831	198,988	192,823
Total revenue	$1,062,106	$1,130,266	$1,128,436

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

Property and equipment, net by geographic area consisted of the following as of January 31, 2017 and 2016:

	January 31,
(in thousands)	2017	2016
United States	$37,751	$28,572
Israel	25,421	25,350
Other countries	14,379	14,982
Total property and equipment, net	$77,551	$68,904

Significant Customers

No single customer accounted for more than 10% of our revenue during the years ended January 31, 2017, 2016 and 2015.

17. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized condensed quarterly financial information for the years ended January 31, 2017 and 2016 appears in the following tables:

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2016	2016	2016	2017
Revenue	$245,424	$261,921	$258,902	$295,859
Gross profit	$144,730	$159,460	$155,696	$179,591
(Loss) income before (benefit) provision for income taxes	$(15,863)	$(10,020)	$(4,075)	$6,484
Net (loss) income	$(16,193)	$(11,078)	$(7,434)	$8,459
Net (loss) income attributable to Verint Systems Inc.	$(17,456)	$(11,705)	$(8,237)	$8,018

Net (loss) income per common share attributable to Verint Systems Inc.
Basic	$(0.28)	$(0.19)	$(0.13)	$0.13
Diluted	$(0.28)	$(0.19)	$(0.13)	$0.13

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,
(in thousands, except per share data)	2015	2015	2015	2016
Revenue	$269,536	$295,882	$284,054	$280,794
Gross profit	$166,363	$177,344	$178,537	$179,116
Income (loss) before (benefit) provision for income taxes	$1,678	$(3,139)	$10,021	$14,620
Net income (loss)	$731	$(5,760)	$8,470	$18,787
Net (loss) income attributable to Verint Systems Inc.	$(416)	$(7,085)	$7,634	$17,505

Net (loss) income per common share attributable to Verint Systems Inc.
Basic	$(0.01)	$(0.11)	$0.12	$0.28
Diluted	$(0.01)	$(0.11)	$0.12	$0.28

Net (loss) income per common share attributable to Verint Systems Inc. is computed independently for each quarterly period and for the year. Therefore, the sum of quarterly net (loss) income per common share amounts may not equal the amounts reported for the years.

Quarterly operating results for the years ended January 31, 2017 and 2016 did not include any material unusual or infrequently occurring items.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 31, 2017.  Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2017.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2017 based on the 2013 framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2017. We reviewed the results of management’s assessment with our Audit Committee.

Our independent registered accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as stated in their report included herein.

In performing the assessment of our internal control over financial reporting as of the date of the evaluation, our management has excluded the operations of Contact Solutions and OpinionLab. These exclusions are in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of the evaluation for a period of up to one year following the acquisition. Total assets (excluding acquired goodwill and intangible assets) and revenue subject to Contact Solutions' and OpinionLab's internal control over financial reporting represented approximately 1% and 3% our consolidated total assets and revenue, respectively, as of and for the year ended January 31, 2017. We are currently assessing the control environments of these acquired businesses.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended January 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Verint Systems Inc.
Melville, New York

We have audited the internal control over financial reporting of Verint Systems Inc. and subsidiaries (the "Company") as of January 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2017 of the Company and our report dated March 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 28, 2017

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by Item 10 will be included under the captions “Election of Directors”, “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended January 31, 2017 (the "2017 Proxy Statement") and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by Item 11 will be included under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by Item 12 will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2017 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of January 31, 2017.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	2,743,978	(2)	$10.09	5,231,990	(3)
Equity compensation plans not approved by security holders	—			—

Total	2,743,978		$10.09	5,231,990

(1) The weighted-average price relates to outstanding stock options only (as of the applicable date). Other outstanding awards carry no exercise price and are therefore excluded from the weighted-average price.

(2) Consists of 1,569 stock options and 2,742,409 restricted stock units.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included under the captions “Corporate Governance” and “Certain Relationships and Related Person Transactions” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included under the caption “Audit Matters” in the 2017 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits

See (b) below.

(b) Exhibits

Number	Description	Filed Herewith / Incorporated by Reference from

2.1	Agreement and Plan of Merger, dated August 12, 2012, by and among Comverse Technology, Inc., Verint Systems Inc. and Victory Acquisition I LLC*	Form 8-K filed on August 13, 2012
2.2	Agreement and Plan of Merger, dated January 6, 2014, by and among Verint Systems Inc., Kiwi Acquisition Inc., Kay Technology Holdings, Inc. and Accel-KKR Capital Partners III, LP*	Form 8-K filed on January 6, 2014
2.3	Distribution Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
2.4	Tax Disaffiliation Agreement, dated as of October 31, 2012, by and between Comverse Technology, Inc. and Comverse, Inc.	Comverse, Inc. Current Report on Form 8-K filed with the SEC on November 2, 2012
3.1	Amended and Restated Certificate of Incorporation of Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
3.2	Amended and Restated By-laws of Verint Systems Inc. (as amended as of March 19, 2015)	Form 8-K filed on March 25, 2015
3.3	Amended and Restated Certificate of Designation, Preferences and Rights of the Series A Convertible Perpetual Preferred Stock of Verint Systems Inc.	Form 10-Q filed on September 6, 2012
4.1	Specimen Common Stock certificate	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
4.2	Specimen Series A Convertible Perpetual Preferred Stock certificate	Form 10-K filed on March 17, 2010
4.3	Indenture, dated as of June 18, 2014, between Verint Systems Inc. and Wilmington Trust, National Association, as trustee.	Form 8-K filed on June 18, 2014
4.4	First Supplemental Indenture, dated as of June 18, 2014, between Verint Systems Inc. and Wilmington Trust, National Association, as trustee.	Form 8-K filed on June 18, 2014
10.1	Form of Indemnification Agreement	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
10.2	Verint Systems Inc. 2010 Long-Term Stock Incentive Plan	Form S-8 (Commission File No. 333-169768) effective on October 5, 2010

10.3	Amendment No. 1 to Verint Systems Inc. 2010 Long-Term Stock Incentive Plan	Form 8-K filed on June 19, 2012
10.4	Vovici Corporation Amended and Restated Stock Plan	Form 10-K filed on April 2, 2012
10.5	Amended and Restated Comverse Technology, Inc. 2011 Stock Incentive Compensation Plan	Form S-8 (Commission File No. 333-189062) effective on June 3, 2013
10.6	Verint Systems Inc. 2015 Long-Term Stock Incentive Plan	Form 8-K filed on June 26, 2015
10.7	Verint Systems Inc. Stock Bonus Program**	Form 10-K filed on March 30, 2016
10.8	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2014**	Form 10-K filed on March 31, 2014
10.9	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2015**	Form 10-K filed on March 27, 2015
10.10	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2016**	Form 10-K filed on March 30, 2016
10.11	Form of Time-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2016**	Form 10-K filed on March 30, 2016
10.12	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2017**	Filed herewith
10.13	Credit Agreement dated as of April 29, 2011 among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent	Form 8-K filed on May 2, 2011
10.14
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
10.15
Amendment No. 1, Incremental Amendment and Joinder Agreement dated February 3, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent
Form 8-K filed on February 3, 2014
10.16
Amendment No. 2, dated February 3, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent
Form 8-K filed on February 3, 2014
10.17
Amendment No. 3, dated February 3, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent
Form 8-K filed on February 3, 2014
10.18
Amendment No. 4, dated March 7, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent
Form 8-K filed on March 10, 2014
10.19
Amendment No. 5, Incremental Amendment and Joinder Agreement dated June 18, 2014 to the Amended and Restated Credit Agreement, dated as of March 6, 2013, among Verint Systems Inc., as Borrower, the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent.
Form 8-K filed on June 18, 2014
10.20	Employment Agreement, dated February 23, 2010, between Verint Systems Inc. and Dan Bodner**	Form 8-K filed on February 23, 2010
10.21	Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Douglas Robinson**	Form 8-K filed on July 14, 2011
10.22	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Elan Moriah**	Form 8-K filed on July 14, 2011
10.23	Second Amended and Restated Employment Agreement, dated July 13, 2011, between Verint Systems Inc. and Peter Fante**	Form 8-K filed on July 14, 2011

10.24	Summary of the Terms of Verint Systems Inc. Executive Officer Annual Bonus Plan**	Form 10-K filed on March 27, 2015
10.25	Federal Income Tax Sharing Agreement, dated as of January 31, 2002, between Comverse Technologies, Inc. an Verint Systems Inc.	Form S-1 (Commission File No. 333-82300) effective on May 16, 2002
12.1	Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preference Security Dividends	Filed herewith
21.1	Subsidiaries of Verint Systems Inc.	Filed herewith
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERINT SYSTEMS INC.

March 28, 2017	/s/ Dan Bodner
Dan Bodner
President and Chief Executive Officer

March 28, 2017	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dan Bodner	Chief Executive Officer and President, and Director	March 28, 2017
Dan Bodner	(Principal Executive Officer)

/s/ Douglas E. Robinson	Chief Financial Officer	March 28, 2017
Douglas E. Robinson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Victor A. DeMarines	Chairman of the Board of Directors	March 28, 2017
Victor A. DeMarines

/s/ John R. Egan	Director	March 28, 2017
John R. Egan

/s/ William H. Kurtz	Director	March 28, 2017
William H. Kurtz

/s/ Larry Myers	Director	March 28, 2017
Larry Myers

/s/ Richard Nottenburg	Director	March 28, 2017
Richard Nottenburg

/s/ Howard Safir	Director	March 28, 2017
Howard Safir

/s/ Earl Shanks	Director	March 28, 2017
Earl Shanks