Form 10-Q
period 2017-04-30
VERINT SYSTEMS INC
filed 2017-06-08
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

There were 62,674,730 shares of the registrant’s common stock outstanding on May 15, 2017.

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

•
risks associated with our ability to keep pace with technological changes, evolving industry standards, and customer challenges, such as the proliferation and strengthening of encryption, and the transition of portions of the software market to the cloud, to adapt to changing market potential from area to area within our markets, and to successfully develop, launch, and drive demand for new, innovative, high-quality products that meet or exceed customer needs, while simultaneously preserving our legacy businesses and migrating away from areas of commoditization;

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

•
risks arising as a result of contingent or other obligations or liabilities assumed in our acquisition of our former parent company, Comverse Technology, Inc. ("CTI"), or associated with formerly being consolidated with, and part of a consolidated tax group with, CTI, or as a result of CTI's former subsidiary, Comverse, Inc. (now known as Mavenir Inc.), being unwilling or unable to provide us with certain indemnities or transition services to which we are entitled;

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
These risks, uncertainties, assumptions, and challenges, as well as other factors, are discussed in greater detail in "Risk Factors" under Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2017. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except as otherwise required under the federal securities laws. If we were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that we would make additional updates or corrections thereafter except as otherwise required under the federal securities laws.

iii

Part I

Item 1.     Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,
(in thousands, except share and per share data)	2017	2017
Assets
Current Assets:
Cash and cash equivalents	$340,091	$307,363
Restricted cash and bank time deposits	12,623	9,198
Short-term investments	4,533	3,184
Accounts receivable, net of allowance for doubtful accounts of $1.9 million and $1.8 million, respectively	265,180	266,590
Inventories	18,149	17,537
Deferred cost of revenue	3,227	3,621
Prepaid expenses and other current assets	66,652	64,561
Total current assets	710,455	672,054
Property and equipment, net	78,674	77,551
Goodwill	1,281,288	1,264,818
Intangible assets, net	224,570	235,259
Capitalized software development costs, net	8,877	9,509
Long-term deferred cost of revenue	4,880	5,463
Other assets	90,778	98,130
Total assets	$2,399,522	$2,362,784

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$64,952	$62,049
Accrued expenses and other current liabilities	221,939	217,835
Deferred revenue	202,162	182,515
Total current liabilities	489,053	462,399
Long-term debt	746,312	744,260
Long-term deferred revenue	19,904	20,912
Other liabilities	121,181	120,173
Total liabilities	1,376,450	1,347,744
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $0.001 par value; authorized 2,207,000 shares at April 30, 2017 and January 31, 2017, respectively; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 64,329,000 and 64,073,000 shares; outstanding 62,675,000 and 62,419,000 shares at April 30, 2017 and January 31, 2017, respectively.	64	64
Additional paid-in capital	1,462,778	1,449,335
Treasury stock, at cost - 1,654,000 shares at April 30, 2017 and January 31, 2017, respectively.	(57,147)	(57,147)
Accumulated deficit	(251,471)	(230,816)
Accumulated other comprehensive loss	(142,518)	(154,856)
Total Verint Systems Inc. stockholders' equity	1,011,706	1,006,580
Noncontrolling interests	11,366	8,460
Total stockholders' equity	1,023,072	1,015,040
Total liabilities and stockholders' equity	$2,399,522	$2,362,784

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
(in thousands, except per share data)	2017	2016
Revenue:
Product	$89,817	$75,712
Service and support	171,178	169,712
Total revenue	260,995	245,424
Cost of revenue:
Product	33,924	26,383
Service and support	67,345	65,131
Amortization of acquired technology	9,534	9,180
Total cost of revenue	110,803	100,694
Gross profit	150,192	144,730
Operating expenses:
Research and development, net	46,233	44,720
Selling, general and administrative	101,807	100,035
Amortization of other acquired intangible assets	11,537	11,266
Total operating expenses	159,577	156,021
Operating loss	(9,385)	(11,291)
Other income (expense), net:
Interest income	330	153
Interest expense	(8,988)	(8,544)
Other (expense) income, net	(1,889)	3,819
Total other expense, net	(10,547)	(4,572)
Loss before (benefit) provision for income taxes	(19,932)	(15,863)
(Benefit) provision for income taxes	(892)	330
Net loss	(19,040)	(16,193)
Net income attributable to noncontrolling interests	746	1,263
Net loss attributable to Verint Systems Inc.	$(19,786)	$(17,456)

Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.32)	$(0.28)
Diluted	$(0.32)	$(0.28)

Weighted-average common shares outstanding:
Basic	62,485	62,258
Diluted	62,485	62,258

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2017	2016
Net loss	$(19,040)	$(16,193)
Other comprehensive income, net of reclassification adjustments:
Foreign currency translation adjustments	9,673	13,531
Net unrealized gains on available-for-sale securities	—	105
Net unrealized gains on foreign exchange contracts designated as hedges	3,250	4,788
Net unrealized losses on interest rate swap designated as a hedge	(33)	(429)
Provision for income taxes on net unrealized gains (losses) on foreign exchange contracts and interest rate swap designated as hedges	(326)	(536)
Other comprehensive income	12,564	17,459
Comprehensive (loss) income	(6,476)	1,266
Comprehensive income attributable to noncontrolling interests	972	1,562
Comprehensive loss attributable to Verint Systems Inc.	$(7,448)	$(296)

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances at January 31, 2016	62,266	$63	$1,387,955	$(10,251)	$(201,436)	$(116,194)	$1,060,137	$8,027	$1,068,164
Net (loss) income	—	—	—	—	(17,456)	—	(17,456)	1,263	(16,193)
Other comprehensive income	—	—	—	—	—	17,160	17,160	299	17,459
Stock-based compensation - equity-classified awards	—	—	13,966	—	—	—	13,966	—	13,966
Exercises of stock options	—	—	1	—	—	—	1	—	1
Common stock issued for stock awards and stock bonuses	432	—	—	—	—	—	—	—	—
Purchases of treasury stock	(500)	—	—	(17,162)	—	—	(17,162)	—	(17,162)
Tax effects from stock award plans	—	—	(25)	—	—	—	(25)	—	(25)
Balances at April 30, 2016	62,198	$63	$1,401,897	$(27,413)	$(218,892)	$(99,034)	$1,056,621	$9,589	$1,066,210

Balances at January 31, 2017	62,419	$64	$1,449,335	$(57,147)	$(230,816)	$(154,856)	$1,006,580	$8,460	$1,015,040
Net (loss) income	—	—	—	—	(19,786)	—	(19,786)	746	(19,040)
Other comprehensive income	—	—	—	—	—	12,338	12,338	226	12,564
Stock-based compensation - equity-classified awards	—	—	13,443	—	—	—	13,443	—	13,443
Common stock issued for stock awards and stock bonuses	256	—	—	—	—	—	—	—	—
Initial noncontrolling interest related to business combination	—	—	—	—	—	—	—	2,300	2,300
Capital contribution by noncontrolling interest	—	—	—	—	—	—	—	350	350
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(716)	(716)
Cumulative effect from adoption of ASU No. 2016-16	—	—	—	—	(869)	—	(869)	—	(869)
Balances at April 30, 2017	62,675	$64	$1,462,778	$(57,147)	$(251,471)	$(142,518)	$1,011,706	$11,366	$1,023,072

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net loss	$(19,040)	$(16,193)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,422	28,335
Stock-based compensation, excluding cash-settled awards	17,620	15,312
Amortization of discount on convertible notes	2,756	2,614
Non-cash losses on derivative financial instruments, net	370	1,558
Other non-cash items, net	4,605	2,747
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	1,633	25,545
Inventories	(942)	(2,587)
Deferred cost of revenue	977	550
Prepaid expenses and other assets	1,512	(1,392)
Accounts payable and accrued expenses	41	(16,090)
Deferred revenue	18,139	21,509
Other, net	2,668	(46)
Net cash provided by operating activities	59,761	61,862

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(13,922)	(69,751)
Purchases of property and equipment	(7,159)	(9,441)
Purchases of investments	(1,500)	(24,967)
Maturities and sales of investments	300	32,908
Cash paid for capitalized software development costs	(148)	(696)
Change in restricted cash and bank time deposits, including long-term portion, and other investing activities, net	311	693
Net cash used in investing activities	(22,118)	(71,254)

Cash flows from financing activities:
Repayments of borrowings and other financing obligations	(1,395)	(149)
Proceeds from exercises of stock options	—	1
Purchases of treasury stock	—	(17,162)
Dividends paid to noncontrolling interest	(716)	—
Payments of contingent consideration for business combinations (financing portion)	(1,750)	(2,947)
Other financing activities, net	278	(600)
Net cash used in financing activities	(3,583)	(20,857)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,332)	2,049
Net increase (decrease) in cash and cash equivalents	32,728	(28,200)
Cash and cash equivalents, beginning of period	307,363	352,105
Cash and cash equivalents, end of period	$340,091	$323,905

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") for the year ended January 31, 2017. The condensed consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the periods ended April 30, 2017 and 2016, and the condensed consolidated balance sheet as of April 30, 2017, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2017 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2017. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2017. The results for interim periods are not necessarily indicative of a full year’s results.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Verint Systems Inc., our wholly owned or otherwise controlled subsidiaries, and a joint venture in which we hold a 50% equity interest.  The joint venture is a variable interest entity in which we are the primary beneficiary. Noncontrolling interests in less than wholly owned subsidiaries are reflected within stockholders’ equity on our condensed consolidated balance sheet, but separately from our stockholders' equity. We hold an option to acquire the noncontrolling interests in two majority owned subsidiaries and we account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within other liabilities and do not recognize noncontrolling interests in these subsidiaries.

We include the results of operations of acquired companies from the date of acquisition. All significant intercompany transactions and balances are eliminated.

Investments in companies in which we have less than a 20% ownership interest and cannot exercise significant influence are accounted for at cost.

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

Accounts Receivable, Net

Accounts receivable, net, includes unbilled accounts receivable on arrangements recognized under contract accounting methods, representing revenue recognized on contracts for which billing will occur in subsequent periods, in accordance with the terms of the contracts. Unbilled accounts receivable on such contracts were $57.2 million and $39.7 million at April 30, 2017 and January 31, 2017, respectively.

Under most contracts, unbilled accounts receivable are typically billed and collected within one year of revenue recognition. However, as of April 30, 2017, we have unbilled accounts receivable on certain complex projects with a long-standing customer for which the underlying billing milestones are still in progress and have remained unbilled for periods in excess of one year, and in some cases, for several years. Unbilled accounts receivable from this customer have declined significantly over the past year. We have no history of uncollectible accounts with this customer and believe that collection of all unbilled amounts is reasonably assured. We expect billing and collection of all unbilled accounts receivable from this customer to occur within the next twelve months.

Significant Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2017. There were no material changes to our significant accounting policies during the three months ended April 30, 2017.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718), which amends the accounting for stock-based compensation and requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than stockholders' equity. This guidance also requires excess tax benefits to be presented as an operating activity on the consolidated statements of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. ASU No. 2016-09 was effective for us on February 1, 2017. The adoption did not result in a cumulative-effect adjustment to retained earnings, and in accordance with the new guidance, we recorded certain tax effects from stock-based compensation awards as components of the benefit for income taxes for the three months ended April 30, 2017, whereas such tax effects were previously recognized in stockholders’ equity.  These tax effects were not material for the three months ended April 30, 2017. Our accounting for forfeitures of stock-based compensation awards has not changed because we have elected to continue our current policy of estimating expected forfeitures. The effects of adopting the other provisions of ASU No. 2016-09 were not material to our condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual reporting period. The new standard must be adopted using a modified retrospective transition method, with the cumulative effect recognized as of the date of initial adoption. We have elected to early adopt this standard as of February 1, 2017, resulting in a $0.9 million cumulative charge to retained deficit, a $1.3 million reduction to other current assets, and a $0.4 million increase in other assets.

New Accounting Pronouncements Not Yet Effective

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.

ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. While we are still assessing the impact of this standard, we do not believe that the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  While we are still assessing the impact of this standard, we do not believe that the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This update also requires an entity to disclose the nature of restrictions on its cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. We typically have restrictions on certain amounts of cash and cash equivalents, primarily consisting of amounts used to secure bank guarantees in connection with sales contract performance obligations, and expect to continue to have similar restrictions in the future. We currently report changes in such restricted amounts as cash flows from investing activities on our consolidated statement of cash flows. This standard will change that presentation. We are currently reviewing this standard to assess other potential impacts on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance with the intent of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. We are currently reviewing this standard to assess the impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). This new standard changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The new standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. We are currently reviewing this standard to assess the impact on our condensed consolidated financial statements.

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

We are continuing to review the impacts of adopting ASU No. 2014-09 to our condensed consolidated financial statements. Based upon our preliminary assessments, we currently do not expect the new standard to materially impact the amount or timing of the majority of revenue recognized in our condensed consolidated financial statements. We are still assessing the impact on the timing of revenue recognized under certain contracts under which customized solutions are delivered over extended periods of time.

In addition, the timing of cost of revenue recognition for certain customer contracts requiring significant customization will change, because unlike current guidance, the new guidance precludes the deferral of costs simply to obtain an even profit margin over the contract term. We are also assessing the new standard’s requirement to capitalize costs associated with obtaining customer contracts, including commission payments, which are currently expensed as incurred. Under the new standard, these costs will be deferred on our consolidated balance sheet. We are evaluating the period over which to amortize these capitalized costs. In addition, for sales transactions that have been billed, but for which the recognition of revenue has been deferred and the related account receivable has not been collected, we currently do not recognize deferred revenue or the related accounts receivable on our consolidated balance sheet. Under the new standard, we will record accounts receivable and related contract liabilities for noncancelable contracts with customers when the right to consideration is unconditional, which we currently expect will result in increases in accounts receivable and contract liabilities (currently presented as deferred revenue) on our consolidated balance sheet, compared to our current presentation. Our preliminary assessments of the impacts to our condensed consolidated financial statements of adopting this new standard are subject to change.

2.	NET LOSS PER COMMON SHARE ATTRIBUTABLE TO VERINT SYSTEMS INC.

The following table summarizes the calculation of basic and diluted net loss per common share attributable to Verint Systems Inc. for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,
(in thousands, except per share amounts)	2017	2016
Net loss	$(19,040)	$(16,193)
Net income attributable to noncontrolling interests	746	1,263
Net loss attributable to Verint Systems Inc.	$(19,786)	$(17,456)
Weighted-average shares outstanding:
Basic	62,485	62,258
Dilutive effect of employee equity award plans	—	—
Dilutive effect of 1.50% convertible senior notes	—	—
Dilutive effect of warrants	—	—
Diluted	62,485	62,258
Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.32)	$(0.28)
Diluted	$(0.32)	$(0.28)

We excluded the following weighted-average potential common shares from the calculations of diluted net loss per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,
(in thousands)	2017	2016
Common shares excluded from calculation:
Stock options and restricted stock-based awards	2,125	2,247
1.50% convertible senior notes	6,205	6,205
Warrants	6,205	6,205

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

3. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of April 30, 2017 and January 31, 2017:

	April 30, 2017
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$339,915	$—	$—	$339,915
Money market funds	176	—	—	176
Total cash and cash equivalents	$340,091	$—	$—	$340,091

Short-term investments:
Bank time deposits	$4,533	$—	$—	$4,533
Total short-term investments	$4,533	$—	$—	$4,533

	January 31, 2017
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$307,188	$—	$—	$307,188
Money market funds	175	—	—	175
Total cash and cash equivalents	$307,363	$—	$—	$307,363

Short-term investments:
Bank time deposits	$3,184	$—	$—	$3,184
Total short-term investments	$3,184	$—	$—	$3,184

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the three months ended April 30, 2017 and 2016, proceeds from maturities and sales of short-term investments were $0.3 million and $32.9 million, respectively.

4.	BUSINESS COMBINATIONS

Three Months Ended April 30, 2017

During the three months ended April 30, 2017, we completed two transactions that qualified as business combinations in our Customer Engagement segment, one of which retained a noncontrolling interest. These business combinations were not material to our condensed consolidated financial statements individually or in the aggregate.

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

In connection with the purchase price allocation for Contact Solutions, the estimated fair value of undelivered performance obligations under customer contracts assumed in the acquisition was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs required to fulfill the obligations plus a reasonable profit margin, which approximates the amount that we believe would be required to pay a third party to assume the performance obligations. The estimated costs to fulfill the performance obligations were based on the historical direct costs for delivering similar services. As a result, in allocating the purchase price, we recorded $0.6 million of current and long-term deferred revenue, representing the estimated fair value of undelivered performance obligations for which payment had been received, which will be recognized as revenue as the underlying performance obligations are delivered. For undelivered performance obligations for which payment had not yet been received, we recorded a $2.9 million asset as a component of the purchase price allocation, representing the estimated fair value of these obligations, $1.2 million of which was included within prepaid expenses and other current assets, and $1.7 million of which was included in other assets. We are amortizing this asset over the underlying delivery periods, which adjusts the revenue we recognize for providing these services to its estimated fair value.

Transaction and related costs directly related to the acquisition of Contact Solutions, consisting primarily of professional fees and integration expenses, were $0.1 million and $0.3 million for the three months ended April 30, 2017 and 2016, respectively, and were expensed as incurred in selling, general and administrative expenses.

OpinionLab, Inc.

On November 16, 2016, we completed the acquisition of all of the outstanding shares of Chicago, Illinois-based OpinionLab, Inc. ("OpinionLab"), a leading SaaS provider of omnichannel Voice of Customer (“VoC”) feedback solutions which help organizations collect, understand, and leverage customer insights, helping drive smarter, real-time business action.

The purchase price consisted of $56.4 million of cash paid at the closing, funded from cash on hand, partially offset by $6.4 million of OpinionLab's cash received in the acquisition, resulting in net cash consideration at closing of $50.0 million, and we agreed to pay potential additional future cash consideration of up to $28.0 million, contingent upon the achievement of certain performance targets over the period from closing through January 31, 2021, the acquisition date fair value of which was estimated to be $15.0 million. The purchase price is subject to customary purchase price adjustments related to the final determination of OpinionLab's cash, net working capital, transaction expenses, and taxes as of November 16, 2016. The acquired business has been integrated into our Customer Engagement operating segment.

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

In connection with the purchase price allocation for OpinionLab, the estimated fair value of undelivered performance obligations under customer contracts assumed in the acquisition was determined utilizing a cost build-up approach. The cost build-up approach calculates fair value by estimating the costs required to fulfill the obligations plus a reasonable profit margin, which approximates the amount that we believe would be required to pay a third party to assume the performance obligations. The estimated costs to fulfill the performance obligations were based on the historical direct costs for delivering similar services. As a result, in allocating the purchase price, we recorded $3.1 million of current and long-term deferred revenue, representing the estimated fair value of undelivered performance obligations for which payment had been received, which will be recognized as revenue as the underlying performance obligations are delivered. For undelivered performance obligations for which payment had not yet been received, we recorded a $5.4 million asset as a component of the purchase price allocation, representing the estimated fair value of these obligations, $3.4 million of which was included within prepaid expenses and other current assets, and $2.0 million of which was included in other assets. We are amortizing this asset over the underlying delivery periods, which adjusts the revenue we recognize for providing these services to its estimated fair value.

The purchase price allocation for OpinionLab has been prepared on a preliminary basis and changes to the allocation may occur as additional information becomes available during the measurement period (up to one year from the acquisition date). Fair values still under review include values assigned to identifiable intangible assets and certain pre-acquisition loss contingencies.

Transaction and related costs directly related to the acquisition of OpinionLab, consisting primarily of professional fees and integration expenses, were $0.2 million for the three months ended April 30, 2017, and were expensed as incurred within selling, general and administrative expenses.

The following table sets forth the components and the allocations of the purchase prices for our acquisitions of Contact Solutions and OpinionLab.

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

Other Business Combinations

During the year ended January 31, 2017, in addition to the acquisitions of Contact Solutions and OpinionLab, we completed two transactions that qualified as business combinations in our Customer Engagement segment. These business combinations were not material to our condensed consolidated financial statements individually or in the aggregate.

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

In connection with an immaterial business combination that closed during the three months ended April 30, 2017, we recorded a contingent consideration obligation with a fair value of $1.9 million.

For the three months ended April 30, 2017 and 2016, we recorded $3.5 million and $0.7 million respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair values of the remaining contingent consideration obligations associated with business combinations was $55.7 million at April 30, 2017, of which $12.1 million was recorded within accrued expenses and other current liabilities, and $43.6 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $2.4 million and $3.0 million for the three months ended April 30, 2017 and 2016, respectively.

5.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of April 30, 2017 and January 31, 2017:

	April 30, 2017
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, with finite lives:
Customer relationships	$412,094	$(257,105)	$154,989
Acquired technology	235,453	(176,333)	59,120
Trade names	24,086	(15,182)	8,904
Non-competition agreements	3,047	(2,590)	457
Distribution network	4,440	(4,440)	—
Total intangible assets with finite lives	679,120	(455,650)	223,470
In-process research and development, with indefinite lives	1,100	—	1,100
Total intangible assets	$680,220	$(455,650)	$224,570

	January 31, 2017
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, with finite lives:
Customer relationships	$403,657	$(244,792)	$158,865
Acquired technology	233,982	(168,653)	65,329
Trade names	23,493	(14,187)	9,306
Non-competition agreements	3,047	(2,499)	548
Distribution network	4,440	(4,329)	111
Total intangible assets with finite lives	668,619	(434,460)	234,159
In-process research and development, with indefinite lives	1,100	—	1,100
Total intangible assets	$669,719	$(434,460)	$235,259

The following table presents net acquisition-related intangible assets by reportable segment as of April 30, 2017 and January 31, 2017:

	April 30,	January 31,
(in thousands)	2017	2017
Customer Engagement	$201,122	$207,436
Cyber Intelligence	23,448	27,823
Total	$224,570	$235,259

Total amortization expense recorded for acquisition-related intangible assets was $21.1 million and $20.5 million for the three months ended April 30, 2017 and 2016, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2018 (remainder of year)	$49,376
2019	43,534
2020	34,219
2021	25,723
2022	22,532
2023 and thereafter	48,086
Total	$223,470

Goodwill activity for the three months ended April 30, 2017, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Customer Engagement	Cyber Intelligence
Year Ended January 31, 2017:
Goodwill, gross, at January 31, 2017	$1,331,683	$1,188,022	$143,661
Accumulated impairment losses through January 31, 2017	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2017	1,264,818	1,131,979	132,839
Business combinations	8,317	8,317	—
Foreign currency translation and other	8,153	8,204	(51)
Goodwill, net, at April 30, 2017	$1,281,288	$1,148,500	$132,788

Balance at April 30, 2017:
Goodwill, gross, at April 30, 2017	$1,348,153	$1,204,543	$143,610
Accumulated impairment losses through April 30, 2017	(66,865)	(56,043)	(10,822)
Goodwill, net, at April 30, 2017	$1,281,288	$1,148,500	$132,788
No events or circumstances indicating the potential for goodwill impairment were identified during the three months ended April 30, 2017.

6.	LONG-TERM DEBT

The following table summarizes our long-term debt at April 30, 2017 and January 31, 2017:

	April 30,	January 31,
(in thousands)	2017	2017

1.50% Convertible Senior Notes	$400,000	$400,000
February 2014 Term Loans	129,726	130,060
March 2014 Term Loans	278,261	278,978
Other debt	366	404
Less: Unamortized debt discounts and issuance costs	(57,468)	(60,571)
Total debt	750,885	748,871
Less: current maturities	4,573	4,611
Long-term debt	$746,312	$744,260

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

The Notes are unsecured and are convertible into, at our election, cash, shares of common stock, or a combination of both, subject to satisfaction of specified conditions and during specified periods. If converted, we currently intend to pay cash in respect of the principal amount of the Notes.

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

As of April 30, 2017, the Notes were not convertible.

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

Issuance costs attributable to the debt component of the Notes were netted against long-term debt and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at April 30, 2017.

As of April 30, 2017, the carrying value of the debt component was $344.7 million, which is net of unamortized debt discount and issuance costs of $50.5 million and $4.8 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% at April 30, 2017.

Based on the closing market price of our common stock on April 30, 2017, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of April 30, 2017, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of April 30, 2017, no Warrants had been exercised and all Warrants remained outstanding.

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
As of April 30, 2017, the weighted-average interest rate on both the February 2014 Term Loans and the March 2014 Term Loans was 3.76%. Taking into account the impact of original issuance discounts, if any, and related deferred debt issuance costs, the effective interest rates on the February 2014 Term Loans and March 2014 Term Loans were approximately 4.29% and 3.84%, respectively, at April 30, 2017.
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
We intend to seek to refinance the Credit Agreement to, among other things, extend the maturities and modify certain terms of the facilities provided for under the agreement.  Completion of the refinancing, if successful, is expected to occur during the three months ending July 31, 2017.
Future Principal Payments on Term Loans
As of April 30, 2017, future scheduled principal payments on the February 2014 Term Loans and March 2014 Term Loans are presented in the following table:

(in thousands)	February 2014	March 2014
Years Ending January 31,	Term Loans	Term Loans
2018 (remainder of year)	$1,003	$2,152
2019	1,338	2,869
2020	127,385	273,240
Total	$129,726	$278,261
Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our Credit Agreement for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,
(in thousands)	2017	2016
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$1,500	$1,500
Amortization of debt discount	2,756	2,615
Amortization of deferred debt issuance costs	260	247
Total Interest Expense - 1.50% Convertible Senior Notes	$4,516	$4,362

Borrowings under Credit Agreement:
Interest expense at contractual rates	$3,719	$3,597
Amortization of debt discounts	15	14
Amortization of deferred debt issuance costs	541	541
Total Interest Expense - Borrowings under Credit Agreement	$4,275	$4,152

7.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of April 30, 2017 and January 31, 2017:

	April 30,	January 31,
(in thousands)	2017	2017
Raw materials	$9,891	$9,074
Work-in-process	4,234	4,355
Finished goods	4,024	4,108
Total inventories	$18,149	$17,537

Condensed Consolidated Statements of Operations

Other (expense) income, net consisted of the following for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,
(in thousands)	2017	2016
Foreign currency (losses) gains, net	$(424)	$5,925
Losses on derivative financial instruments, net	(370)	(1,559)
Other, net	(1,095)	(547)
Total other (expense) income, net	$(1,889)	$3,819

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,
(in thousands)	2017	2016
Cash paid for interest	$3,962	$3,698
Cash payments of income taxes, net	$9,355	$16,541
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$2,956	$3,642
Inventory transfers to property and equipment	$225	$59
Liabilities for contingent consideration in business combinations	$1,900	$7,700

8.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the three months ended April 30, 2017 and 2016. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

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

We did not acquire any treasury stock during the three months ended April 30, 2017. During the three months ended April 30, 2016, we acquired 500,000 shares of treasury stock at a cost of $17.2 million under the aforementioned share repurchase program.

At April 30, 2017 and January 31, 2017, we held approximately 1,654,000 shares of treasury stock with a cost of $57.1 million.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the three months ended April 30, 2017:

(in thousands)	Unrealized Gains on Foreign Exchange Contracts Designated as Hedges	Unrealized Gain on Interest Rate Swap Designated as Hedge	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2017	$575	$632	$(156,063)	$(154,856)
Other comprehensive income (loss) before reclassifications	3,753	(33)	9,447	13,167
Gains reclassified out of accumulated other comprehensive income (loss)	829	—	—	829
Net other comprehensive income (loss), current period	2,924	(33)	9,447	12,338
Accumulated other comprehensive income (loss) at April 30, 2017	$3,499	$599	$(146,616)	$(142,518)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statement of operations, with presentation location, for the three months ended April 30, 2017 and 2016 were as follows:

	Three Months Ended April 30,
(in thousands)	2017	2016	Location
Unrealized gains on derivative financial instruments:
Foreign currency forward contracts	$86	$57	Cost of product revenue
	75	43	Cost of service and support revenue
	482	334	Research and development, net
	278	172	Selling, general and administrative
	921	606	Total, before income taxes
	(92)	(61)	Provision for income taxes
	$829	$545	Total, net of income taxes

9.	INCOME TAXES

Our interim (benefit) provision for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended April 30, 2017, we recorded an income tax benefit of $0.9 million on a pre-tax loss of $19.9 million, which represented an effective income tax rate of 4.5%. The income tax benefit does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances. Our pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record tax benefits were significantly higher than the pre-tax loss in jurisdictions where we record a tax benefit. We also recorded a discrete income tax benefit of $0.9 million for the adjustment of certain unrecognized tax benefits mainly due to an audit settlement.

For the three months ended April 30, 2016, we recorded an income tax provision of $0.3 million on a pre-tax loss of $(15.9) million, which represented a negative effective income tax rate of 2.1%. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances and is mainly the result of the activities of profitable jurisdictions. Our pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record tax benefits were significantly higher than the pre-tax income in our profitable jurisdictions where we record a tax provision.

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

We had unrecognized income tax benefits of $150.2 million and $148.6 million (excluding interest and penalties) as of April 30, 2017 and January 31, 2017, respectively. The accrued liability for interest and penalties was $4.0 million and $3.9 million at April 30, 2017 and January 31, 2017, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of April 30, 2017 and January 31, 2017, the total amount of unrecognized income tax benefits that, if recognized, would impact our effective income tax rate were approximately $145.9 million and $143.0 million, respectively. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at April 30, 2017 could decrease by approximately $3.0 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

10.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of April 30, 2017 and January 31, 2017:

	April 30, 2017
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$176	$—	$—
Foreign currency forward contracts	—	3,911	—
Interest rate swap agreement	—	1,126	—
Total assets	$176	$5,037	$—
Liabilities:
Foreign currency forward contracts	$—	$1,070	$—
Interest rate swap agreement	—	138	—
Contingent consideration - business combinations	—	—	55,749
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,750
Total liabilities	$—	$1,208	$59,499

	January 31, 2017
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$175	$—	$—
Foreign currency forward contracts	—	1,646	—
Interest rate swap agreement	—	1,429	—
Total assets	$175	$3,075	$—
Liabilities:
Foreign currency forward contracts	$—	$1,246	$—
Interest rate swap agreement	—	408	—
Contingent consideration - business combinations	—	—	52,733
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,550
Total liabilities	$—	$1,654	$56,283

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,
(in thousands)	2017	2016
Fair value measurement at beginning of period	$52,733	$22,391
Contingent consideration liabilities recorded for business combinations	1,900	7,700
Changes in fair values, recorded in operating expenses	3,479	702
Payments of contingent consideration	(2,363)	(2,956)
Foreign currency translation and other	—	96
Fair value measurement at end of period	$55,749	$27,933

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

During the year ended January 31, 2017, we acquired two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interests. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within other liabilities and do not recognize noncontrolling interests in these subsidiaries. The following table presents the change in the estimated fair value of this liability, which is measured using Level 3 inputs, for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,
(in thousands)	2017	2016
Fair value measurement at beginning of period	$3,550	$—
Acquisition of option to acquire noncontrolling interests of consolidated subsidiaries	—	3,134
Change in fair value, recorded in operating expenses	200	—
Fair value measurement at end of period	$3,750	$3,134

There were no transfers between levels of the fair value measurement hierarchy during the three months ended April 30, 2017 and 2016.

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 3.0% to 20.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of April 30, 2017 and January 31, 2017.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option is determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasure the fair value of the option at each reporting period, and any changes in fair value are recorded within selling, general, and administrative expenses. We utilized a discount rate of 14.0% in our calculation of the estimated fair value of the option as of April 30, 2017 and January 31, 2017, respectively.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $410 million at April 30, 2017 and January 31, 2017, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices provided to us as at each of April 30, 2017 and January 31, 2017 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders. We had no revolving credit borrowings at April 30, 2017 and January 31, 2017.

The estimated fair values of our Notes were approximately $386 million and $381 million at April 30, 2017 and January 31, 2017, respectively. The estimated fair values of the Notes are determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

We held outstanding foreign currency forward contracts with notional amounts of $126.5 million and $144.0 million as of April 30, 2017 and January 31, 2017, respectively.

Interest Rate Swap Agreement

During the three months ended October 31, 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our term loans, under which we will pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million. The effective date of the agreement is November 1, 2016, and settlements with the counterparty began on February 1, 2017 and occur on a quarterly basis. The agreement will terminate on September 6, 2019. Assuming that we elect three-month LIBOR at the term loans' interest rate reset dates throughout the remaining term of the interest rate swap agreement, the annual interest rate on $200.0 million of our term loans will be fixed at 4.143% during that period.

The interest rate swap agreement is designated as a cash flow hedge and as such, changes in its fair value are recognized in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets and are reclassified into the condensed consolidated statements of operations in the period in which the hedged transaction affects earnings. Hedge ineffectiveness, if any, is recognized currently in the condensed consolidated statement of operations.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of April 30, 2017 and January 31, 2017 were as follows:

		Fair Value at
		April 30,	January 31,
(in thousands)	Balance Sheet Classification	2017	2017
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$3,911	$927
Not designated as hedging instruments	Prepaid expenses and other current assets	—	719
Interest rate swap agreement, designated as a cash flow hedge	Other assets	1,126	1,429
Total derivative assets		$5,037	$3,075

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$23	$288
Not designated as hedging instruments	Accrued expenses and other current liabilities	1,047	958
Interest rate swap agreement, designated as a cash flow hedge	Accrued expenses and other current liabilities	138	408
Total derivative liabilities		$1,208	$1,654

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss ("AOCL") and on the condensed consolidated statements of operations for the three months ended April 30, 2017 and 2016 were as follows:

	Three Months Ended April 30,
(in thousands)	2017	2016
Net gains (losses) recognized in AOCL:
Foreign currency forward contracts	$4,170	$5,394
Interest rate swap agreement	(33)	(429)
	$4,137	$4,965

Net gains reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$921	$606

For information regarding the line item locations of the net (losses) gains on foreign currency forward contracts reclassified out of AOCL into the condensed consolidated condensed statements of operations, see Note 8, "Stockholders' Equity".

There were no gains or losses from ineffectiveness of these cash flow hedges recorded for the three months ended April 30, 2017 and 2016. All of the foreign currency forward contracts underlying the $3.5 million of net unrealized gains recorded in our accumulated other comprehensive loss at April 30, 2017 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months. The $0.6 million net unrealized gain recorded in our accumulated other comprehensive loss at April 30, 2017 for the interest rate swap agreement includes $0.1 million of net losses expected to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Losses recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three months ended April 30, 2017 and 2016 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended April 30,
(in thousands)		2017	2016
Foreign currency forward contracts	Other (expense) income, net	$(370)	$(1,559)

12.	STOCK-BASED COMPENSATION

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,
(in thousands)	2017	2016
Cost of revenue - product	$341	$113
Cost of revenue - service and support	1,252	1,391
Research and development, net	3,031	1,462
Selling, general and administrative	13,059	12,374
Total stock-based compensation expense	$17,683	$15,340

The following table summarizes stock-based compensation expense by type of award for the three months ended April 30, 2017, and 2016:

	Three Months Ended April 30,
(in thousands)	2017	2016
Restricted stock units and restricted stock awards	$13,443	$13,966
Stock bonus program and bonus share program	4,177	1,346
Total equity-settled awards	17,620	15,312
Phantom stock units (cash-settled awards)	63	28
Total stock-based compensation expense	$17,683	$15,340

Awards under our stock bonus and bonus share programs are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of our common stock.

Restricted Stock Units

We periodically award restricted stock units ("RSUs") to our directors, officers, and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting. Some of these RSU awards to executive officers and certain employees vest upon the achievement of specified performance goals or market conditions (performance awards).

The following table summarizes restricted stock unit activity and related information for the three months ended April 30, 2017:

(in thousands, except per share data)	Number of RSUs	Weighted-Average Grant Date Fair Value
RSUs outstanding, January 31, 2017	2,742	$45.20
RSUs granted	1,426	$39.87
RSUs released	(256)	$44.63
RSUs forfeited	(138)	$56.30
RSUs outstanding, April 30, 2017	3,774	$42.84

Our restricted stock unit awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of April 30, 2017, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards.

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

Activity for performance awards for the three months ended April 30, 2017 and 2016 was as follows:

	Three Months Ended April 30,
(in thousands)	2017	2016
Beginning balance	438	332
Granted	204	313
Released	(50)	(159)
Forfeited	(79)	(35)
Ending balance	513	451

As of April 30, 2017, there was approximately $108.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years. The unrecognized compensation expense does not include compensation expense of up to $1.4 million related to shares for which a grant date has been established but the requisite service period has not begun.

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

Awards under the stock bonus program for the performance period ended January 31, 2017 will consist of shares earned in respect of executive officer incentive plans and will be awarded without a discount, and are expected to be issued during the three months ending July 31, 2017.

In March 2017, our board of directors approved up to 125,000 shares of common stock, and a discount of 15%, for awards under our stock bonus programs for the year ending January 31, 2018.

There was no activity under the stock bonus program during the three months ended April 30, 2017 and 2016.

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

For bonuses in respect of the year ended January 31, 2017, the board of directors approved the use of up to 300,000 shares of common stock under this program. Shares awarded in respect of the bonus share program for the year ended January 31, 2017 are expected to be issued during the three months ending July 31, 2017.
The combined accrued liabilities for the stock bonus program and the bonus share program were $14.1 million and $10.0 million at April 30, 2017 and January 31, 2017, respectively.

13.	COMMITMENTS AND CONTINGENCIES

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,
(in thousands)	2017	2016
Warranty liability at beginning of period	$962	$826
Provision charged to expenses	76	201
Warranty charges	(97)	(167)
Foreign currency translation and other	(12)	3
Warranty liability at end of period	$929	$863

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

Prior to the consummation of the Comverse share distribution, CTI either sold or transferred substantially all of its business operations and assets (other than its equity ownership interests in us and Comverse) to Comverse or unaffiliated third parties. On October 31, 2012, CTI completed the Comverse share distribution, in which it distributed all of the outstanding shares of common stock of Comverse to CTI's shareholders. As a result of the Comverse share distribution, Comverse became an independent public company and ceased to be a wholly owned subsidiary of CTI, and CTI ceased to have any material assets other than its equity interest in us. On September 9, 2015, Comverse changed its name to Xura, Inc. and, on February 28, 2017, Xura, Inc. changed its name to Mavenir Inc.

On February 4, 2013, we merged with CTI. As a result of the merger, we have assumed certain rights and liabilities of CTI, including any liability of CTI arising out of the Deutsch District Action and the Katriel District Action. However, under the terms of the Distribution Agreement between CTI and Comverse relating to the Comverse share distribution, we, as successor to CTI, are entitled to indemnification from Comverse (now Mavenir) for any losses we suffer in our capacity as successor-in-interest to CTI in connection with the Deutsch District Action and the Katriel District Action.

Following an unsuccessful mediation process, the proceeding before the District Court resumed. On August 28, 2016, the District Court (i) denied plaintiffs’ motion to certify the suit as a class action with respect to all claims relating to Verint stock options and (ii) approved the plaintiffs’ motion to certify the suit as a class action with respect to claims of current or former employees of Comverse Limited (now Mavenir) or VSL who held unexercised CTI stock options at the time CTI suspended option exercises. The court also ruled that the merits of the case and any calculation of damages would be evaluated under New York law.

On December 15, 2016, CTI filed with the Supreme Court a motion for leave to appeal the District Court's August 28, 2016 ruling. The plaintiffs did not file an appeal of the District Court's August 28, 2016 ruling.

On December 13, 2016, the plaintiffs filed a notice with the District Court regarding the appointment of a new representative plaintiff, Mr. David Vaaknin, for the current or former employees of VSL who held unexercised CTI stock options at the time CTI suspended option exercises in replacement of Ms. Deutsch. On February 5, 2017, the District Court issued its decision to approve the appointment of Mr. Vaaknin as lead plaintiff.

On April 19, 2017, the parties submitted an agreed motion for a procedural arrangement according to which the deadline for submission of the plaintiffs' amended complaint will be 45 days after a decision of the Supreme Court on defendant's appeal.

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

Operating results by segment for the three months ended April 30, 2017 and 2016 were as follows:

	Three Months Ended April 30,
(in thousands)	2017	2016
Revenue:
Customer Engagement
Segment revenue	$174,700	$172,414
Revenue adjustments	(4,715)	(3,489)
	169,985	168,925
Cyber Intelligence
Segment revenue	91,034	76,564
Revenue adjustments	(24)	(65)
	91,010	76,499
Total revenue	$260,995	$245,424

Segment contribution:
Customer Engagement	$59,308	$58,530
Cyber Intelligence	20,352	14,736
Total segment contribution	79,660	73,266

Unallocated expenses, net:
Amortization of acquired intangible assets	21,071	20,446
Stock-based compensation	17,683	15,340
Other unallocated expenses	50,291	48,771
Total unallocated expenses, net	89,045	84,557
Operating loss	(9,385)	(11,291)
Other expense, net	(10,547)	(4,572)
Loss before (benefit) provision for income taxes	$(19,932)	$(15,863)

We identified certain net expenses incurred during the three months ended April 30, 2016 which were incorrectly charged against the segment contribution of our Cyber Intelligence segment, which instead should have been included within other unallocated expenses. As a result, the Cyber Intelligence segment contribution previously reported for the three months ended April 30, 2016 was understated by $2.6 million, and other unallocated expenses were misstated in the opposite direction by a corresponding amount. The Cyber Intelligence segment contribution and other unallocated expenses for the three months ended April 30, 2016 as presented the table above reflect the correct classification of these net expenses.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is provided to assist readers in understanding our financial condition, results of operations, and cash flows. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2017 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under "Cautionary Note on Forward-Looking Statements".

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

Through July 31, 2016, we conducted our business in three operating segments—Enterprise Intelligence Solutions, Cyber Intelligence Solutions, and Video and Situation Intelligence Solutions, through which we aligned our resources and domain expertise to effectively address Actionable Intelligence market opportunities.

In August 2016, we reorganized into two businesses, and are now reporting our results in two operating segments, Customer Engagement Solutions ("Customer Engagement") and Cyber Intelligence Solutions ("Cyber Intelligence").

This change in segment reporting is reflected in the condensed consolidated financial statements as of and for the three months ending April 30, 2017 included in this report. Comparative segment financial information provided for prior periods has been recast to conform to this revised segment structure.

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

In the security market, we believe that terrorism, criminal activities, cyber-attacks, and other security threats, combined with new and more complex security challenges, including increasingly frequent and sophisticated cyber-attacks and increasingly complex and encrypted communication networks, are driving demand for security and intelligence data mining solutions that can access structured and unstructured data and help analyze, anticipate, prepare, and respond to these threats.

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

In our Cyber Intelligence segment, we believe that our solutions have proven to be highly effective in fighting terrorism and crime, which continues to be a high priority around the world. As a result, we have continued to expand our solutions portfolio to address emerging threats and have designed our solutions to address specific customer needs. We have also provided additional focus on smaller transactions, achieving a better mix of transaction sizes, for both our leading edge and legacy solutions, and have continued to expand our security domain expertise.

Critical Accounting Policies and Estimates

Note 1, "Summary of Significant Accounting Policies" to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2017 describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements appearing in this report. The accounting policies that reflect our more significant estimates, judgments and assumptions in the preparation of our condensed consolidated financial statements are described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2017, and include the following:

•	Revenue recognition;

•	Accounting for business combinations;

•	Impairment of goodwill and other intangible assets;

•	Accounting for income taxes;

•	Contingencies;

•	Accounting for stock-based compensation;

•	Accounting for cost of revenue; and

•	Allowance for doubtful accounts

There were no significant changes to our critical accounting policies and estimates during the three months ended April 30, 2017.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,
(in thousands, except per share data)	2017	2016
Revenue	$260,995	$245,424
Operating loss	$(9,385)	$(11,291)
Net loss attributable to Verint Systems Inc.	$(19,786)	$(17,456)
Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.32)	$(0.28)
Diluted	$(0.32)	$(0.28)

Three Months Ended April 30, 2017 compared to Three Months Ended April 30, 2016. Our revenue increased approximately $15.6 million, or 6%, to $261.0 million in the three months ended April 30, 2017 from $245.4 million in the three months ended April 30, 2016. The increase consisted of a $14.1 million increase in product revenue and a $1.5 million increase in service and support revenue.  In our Cyber Intelligence segment, revenue increased approximately $14.5 million, or 19%, from $76.5 million in the three months ended April 30, 2016 to $91.0 million in the three months ended April 30, 2017.  The increase consisted of a $15.6 million increase in product revenue, partially offset by a $1.1 million decrease in service and support revenue. In our Customer Engagement segment, revenue increased $1.0 million, or approximately 1%, from $169.0 million in the three months ended April 30, 2016 to $170.0 million in the three months ended April 30, 2017.  The increase consisted of a $2.5 million increase in service and support revenue, partially offset by a $1.5 million decrease in product revenue. For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, in Europe, the Middle East and Africa ("EMEA"), and in the Asia-Pacific ("APAC") regions represented approximately 55%, 31%, and 14% of our total revenue, respectively, in the three months ended April 30, 2017, compared to approximately 55%, 30%, and 15%, respectively, in the three months ended April 30, 2016. Further details of changes in revenue are provided below.

We reported an operating loss of $9.4 million in the three months ended April 30, 2017 compared to an operating loss of $11.3 million in the three months ended April 30, 2016.  The lower operating loss was primarily due to a $5.5 million increase in gross profit, from $144.7 million to $150.2 million, partially offset by a $3.6 million increase in operating expenses, from $156.0 million to $159.6 million. The increase in operating expenses consisted of a $1.8 million increase in selling, general and administrative expenses, a $1.5 million increase in net research and development expenses, and a $0.3 million increase amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net loss attributable to Verint Systems Inc. was $19.8 million, and diluted net loss per common share was $0.32, in the three months ended April 30, 2017 compared to net loss attributable to Verint Systems Inc. of $17.5 million, and diluted net loss per common share of $0.28, in the three months ended April 30, 2016.  The increased net loss attributable to Verint Systems Inc. and diluted net loss per common share in the three months ended April 30, 2017 was primarily due to a $5.9 million increase in total other expense, net, which offset the impact of decreased operating loss described above. The $5.9 million increase in total other expense, net, consisted primarily of a $6.3 million increase in foreign currency losses, net and a $0.4 million increase in other, net expense, partially offset by a $1.2 million decrease in net losses on derivative instruments. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the three months ended April 30, 2017 to average exchange rates for the three months ended April 30, 2016, the U.S. dollar strengthened relative to the British pound sterling, resulting in an overall decrease in our revenue, cost of revenue and operating expenses on a U.S. dollar-denominated basis.  For the three months ended April 30, 2017, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended April 30, 2016, our revenue would have been approximately $2.8 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $1.9 million higher, which would have resulted in a $0.9 million decrease in our operating loss.

As of April 30, 2017, we employed approximately 5,100 professionals, including part-time employees and certain contractors. as compared to 5,000 at April 30, 2016.

Revenue by Operating Segment

The following table sets forth revenue for each of our two operating segments for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,		% Change
(in thousands)	2017	2016	2017 - 2016
Customer Engagement	$169,985	$168,925	1%
Cyber Intelligence	91,010	76,499	19%
Total revenue	$260,995	$245,424	6%

Customer Engagement Segment

Three Months Ended April 30, 2017 compared to Three Months Ended April 30, 2016. Customer Engagement revenue increased approximately $1.0 million, or 1%, from $169.0 million in the three months ended April 30, 2016 to $170.0 million in the three months ended April 30, 2017.  The increase consisted of a $2.5 million increase in service and support revenue, partially offset by a $1.5 million decrease in product revenue. We continue to experience a shift in our revenue mix from product revenue to service and support revenue as a result of several factors, including a higher component of service offerings in our standard arrangements (including licenses sold through cloud deployment), an increase in services associated with customer product upgrades, and growth in our customer install base. The increase in Customer Engagement revenue was primarily attributable to growth in sales of our cloud-based solutions in the three months ended April 30, 2017 compared to the three months ended April 30, 2016.

Cyber Intelligence Segment

Three Months Ended April 30, 2017 compared to Three Months Ended April 30, 2016. Cyber Intelligence revenue increased approximately $14.5 million, or 19%, from $76.5 million in the three months ended April 30, 2016 to $91.0 million in the three months ended April 30, 2017.  The increase consisted of a $15.6 million increase in product revenue, partially offset by a $1.1 million decrease in service and support revenue. The increase in product revenue was due to an increase in product deliveries and an increase in progress realized during the current year on projects with revenue recognized using the percentage of completion ("POC") method, some of which commenced in previous fiscal years. The decrease in service and support revenue was primarily attributable to a decrease in support revenue from existing customers as well as provision of other value added services, partially offset by an increase in progress realized during the current year on projects with revenue recognized using the POC method.

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

The following table sets forth product revenue and service and support revenue for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,		% Change
(in thousands)	2017	2016	2017 - 2016
Product revenue	$89,817	$75,712	19%
Service and support revenue	171,178	169,712	1%
Total revenue	$260,995	$245,424	6%

Product Revenue

Three Months Ended April 30, 2017 compared to Three Months Ended April 30, 2016. Product revenue increased approximately $14.1 million, or 19%, from $75.7 million for the three months ended April 30, 2016 to $89.8 million for the three months ended April 30, 2017, resulting from a $15.6 million increase in our Cyber Intelligence segment, partially offset by a $1.5 million decrease in our Customer Engagement segment.

For additional information see "—Revenue by Operating Segment".

Service and Support Revenue

Three Months Ended April 30, 2017 compared to Three Months Ended April 30, 2016. Service and support revenue increased approximately $1.5 million, or 1%, from $169.7 million for the three months ended April 30, 2016 to $171.2 million for the three months ended April 30, 2017.  This increase was primarily attributable to a $2.5 million increase in our Customer Engagement segment, partially offset by a $1.1 million decrease in our Cyber Intelligence segment.

For additional information see "— Revenue by Operating Segment".

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,		% Change
(in thousands)	2017	2016	2017 - 2016
Cost of product revenue	$33,924	$26,383	29%
Cost of service and support revenue	67,345	65,131	3%
Amortization of acquired technology	9,534	9,180	4%
Total cost of revenue	$110,803	$100,694	10%

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

Three Months Ended April 30, 2017 compared to Three Months Ended April 30, 2016. Cost of product revenue increased approximately $7.5 million, or 29%, from $26.4 million in the three months ended April 30, 2016 to $33.9 million in the three months ended April 30, 2017 primarily due to increased cost of revenue in our Cyber Intelligence segment as a result of an increase in material costs and increase in contractor expense primarily due to increased revenue activity discussed above. Our overall product gross margins decreased to 62% in the three months ended April 30, 2017 from 65% in the three months ended April 30, 2016. Product gross margins in our Customer Engagement segment decreased from 79% in the three months ended April 30, 2016 to 77% in the three months ended April 30, 2017. Product gross margins in our Cyber Intelligence segment increased from 53% in the three months ended April 30, 2016 to 55% in the three months ended April 30, 2017 primarily due to a change in product mix.

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

Three Months Ended April 30, 2017 compared to Three Months Ended April 30, 2016. Cost of service and support revenue increased approximately $2.2 million, or 3%, from $65.1 million in the three months ended April 30, 2016 to $67.3 million in the three months ended April 30, 2017. The increase was primarily attributable to increased contractor expense as a result of increased use of contractors in our Customer Engagement segment in the three months ended April 30, 2017 compared to the three months ended April 30, 2016. Our overall service and support gross margins decreased from 62% in the three months ended April 30, 2016 to 61% in the three months ended April 30, 2017.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended April 30, 2017 compared to Three Months Ended April 30, 2016. Amortization of acquired technology increased approximately $0.3 million, or 4%, from $9.2 million in the three months ended April 30, 2016 to $9.5 million in the three months ended April 30, 2017. The increase was attributable to amortization expense of acquired technology-based intangible assets associated with recent business combinations, partially offset by a decrease in amortization expense as a result of acquired technology intangibles from historical business combinations becoming fully amortized.

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

The following table sets forth research and development, net for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,		% Change
(in thousands)	2017	2016	2017 - 2016
Research and development, net	$46,233	$44,720	3%

Three Months Ended April 30, 2017 compared to Three Months Ended April 30, 2016. Research and development, net increased approximately $1.5 million, or 3%, from $44.7 million in the three months ended April 30, 2016 to $46.2 million in the three months ended April 30, 2017.  The increase is primarily due to increased stock-based compensation expense attributable to research and development employees related to our bonus share program (which is discussed in Note 12, "Stock-based Compensation" to our condensed consolidated financial statements included under Part I, Item 1 of this report).

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,		% Change
(in thousands)	2017	2016	2017 - 2016
Selling, general and administrative	$101,807	$100,035	2%

Three Months Ended April 30, 2017 compared to Three Months Ended April 30, 2016. Selling, general and administrative expenses increased approximately $1.8 million, or 2%, from $100.0 million in the three months ended April 30, 2016 to $101.8 million in the three months ended April 30, 2017. This increase was primarily attributable to a $2.8 million increase in the change in fair value of our obligations under contingent consideration arrangements, a $1.0 million increase in contractor expense, and a $0.7 million increase in stock-based compensation expense due primarily to an increase in expenses related to our bonus share program (which is discussed in Note 12, "Stock-based Compensation" to our condensed consolidated financial statements included under Part I, Item 1 of this report). These increases were partially offset by a $2.6 million decrease in selling, general, and administrative expense as a result of increased costs associated with capitalized software development for internal use during the three months ended April 30, 2017 compared to the three months ended April 30, 2016.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names, and non-compete agreements.

The following table sets forth amortization of other acquired intangible assets for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,		% Change
(in thousands)	2017	2016	2017 - 2016
Amortization of other acquired intangible assets	$11,537	$11,266	2%

Three Months Ended April 30, 2017 compared to Three Months Ended April 30, 2016. Amortization of other acquired intangible assets increased approximately $0.2 million, or 2%, from $11.3 million in the three months ended April 30, 2016 to $11.5 million in the three months ended April 30, 2017 as a result of an increase in amortization expense from acquired intangible assets from recent business combinations, partially offset by acquired intangible assets from historical business combinations becoming fully amortized.

Further discussion regarding our business combinations appears in Note 4, "Business Combinations" to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,		% Change
(in thousands)	2017	2016	2017 - 2016
Interest income	$330	$153	116%
Interest expense	(8,988)	(8,544)	5%
Other (expense) income:
Foreign currency (losses) gains, net	(424)	5,925	*
Losses on derivatives	(370)	(1,559)	(76)%
Other, net	(1,095)	(547)	100%
Total other (expense) income, net	(1,889)	3,819	*
Total other expense, net	$(10,547)	$(4,572)	131%

* Percentage is not meaningful.

Three Months Ended April 30, 2017 compared to Three Months Ended April 30, 2016. Total other expense, net, increased by $5.9 million from $4.6 million in the three months ended April 30, 2016 to $10.5 million in the three months ended April 30, 2017.

Interest expensed increased from $8.5 million in the three months ended April 30, 2016 to $9.0 million in the three months ended April 30, 2017 primarily due to higher interest rates on outstanding borrowings.

We recorded $0.4 million of net foreign currency losses in the three months ended April 30, 2017 compared to $5.9 million of net foreign currency gains in the three months ended April 30, 2016.  Foreign currency losses in the three months ended April 30, 2017 resulted primarily from the weakening of the U.S. dollar against the British pound sterling from January 31, 2017 to April 30, 2017, resulting in foreign currency losses on U.S dollar-denominated net assets in certain entities which use British pound sterling functional currency.

In the three months ended April 30, 2017, there were net losses on derivative financial instruments (not designated as hedging instruments) of $0.4 million, compared to net losses of $1.6 million on such instruments for the three months ended April 30, 2016.  The net losses in the current year primarily reflected losses on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Brazilian real.

(Benefit) Provision for Income Taxes

The following table sets forth our (benefit) provision for income taxes for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,		% Change
(in thousands)	2017	2016	2017 - 2016
(Benefit) provision for income taxes	$(892)	$330	(370)%

Three Months Ended April 30, 2017 compared to Three Months Ended April 30, 2016. Our effective income tax rate was 4.5% for the three months ended April 30, 2017, compared to a negative effective income tax rate of 2.1% for the three months ended April 30, 2016.  For the three months ended April 30, 2017, the pre-tax loss in our jurisdictions where we recorded income tax benefits was significantly lower than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. We also recorded a discrete income tax benefit of $0.9 million for the adjustment of certain unrecognized tax benefits mainly due to an audit settlement. The result was an income tax benefit of $0.9 million on a pre-tax loss of $19.9 million, which represented an effective income tax rate of 4.5%.

For the three months ended April 30, 2016, pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was significantly lower than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related tax benefits. The result was an income tax provision of $0.3 million on a pre-tax loss of $15.9 million, which represented a negative effective income tax rate of 2.1%.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We have used cash as consideration for substantially all of our historical business acquisitions, including approximately $13.9 million of net cash expended for business acquisitions during the three months ended April 30, 2017, and $69.8 million of net cash expended for business acquisitions during the three months ended April 30, 2016.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise additional equity or debt capital in the capital markets.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $309.7 million and $282.1 million as of April 30, 2017 and January 31, 2017, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and bank time deposits of $51.3 million and $54.6 million at April 30, 2017 and January 31, 2017, respectively. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months or for the foreseeable future.

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

The following table summarizes our total cash, cash equivalents, restricted cash and bank time deposits, and short-term investments, as well as our total debt, as of April 30, 2017 and January 31, 2017:

	April 30,	January 31,
(in thousands)	2017	2017
Cash and cash equivalents	$340,091	$307,363
Restricted cash and bank time deposits (excluding long term portions)	12,623	9,198
Short-term investments	4,533	3,184
Total cash, cash equivalents, restricted cash and bank time deposits, and short-term investments	$357,247	$319,745
Total debt, including current portion	$750,885	$748,871

Condensed Consolidated Cash Flow Activity
The following table summarizes selected items from our condensed consolidated statements of cash flows for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$59,761	$61,862
Net cash used in investing activities	(22,118)	(71,254)
Net cash used in financing activities	(3,583)	(20,857)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,332)	2,049
Net increase (decrease) in cash and cash equivalents	$32,728	$(28,200)

Our operating activities generated $59.8 million of cash during the three months ended April 30, 2017, which was offset by $25.7 million of net cash used in combined investing and financing activities during this period.  Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income, as adjusted for non-cash items and working capital changes. Operating activities generated $59.8 million of net cash during the three months ended April 30, 2017, compared to $61.9 million generated during the three months ended April 30, 2016.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the three months ended April 30, 2017, our investing activities used $22.1 million of net cash, including $13.9 million of net cash utilized for business acquisitions, $7.3 million of payments for property, equipment and capitalized software development costs, and $1.2 million of purchases of short-term investments, partially offset by $0.3 million of net cash provided by other investing activities, consisting primarily of an increase in restricted cash and bank time deposits during the period.

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

We had no significant commitments for capital expenditures at April 30, 2017.

Net Cash Used in Financing Activities

For the three months ended April 30, 2017, our financing activities used $3.6 million of net cash, the most significant portions of which were $1.8 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations and $1.4 million repayments of borrowing and other financing obligations.

For the three months ended April 30, 2016, our financing activities used $20.9 million of net cash, the most significant portions of which were payments of $17.2 million of purchases of treasury stock under our share repurchase program, and $2.9 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations.

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

We did not acquire any shares of treasury stock during the three months ended April 30, 2017 under this program.

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

As of April 30, 2017, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of April 30, 2017, we had not purchased any shares under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of April 30, 2017, no Warrants had been exercised and all Warrants remained outstanding.

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
As of April 30, 2017, there were $408.0 million of combined borrowings outstanding under our February 2014 Term Loans and March 2014 Term Loans, bearing interest at a weighted-average annual rate of 3.76%, and no borrowings outstanding under our revolving credit facility.
On February 11, 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our term loans, under which we will pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million. The effective date of the agreement is November 1, 2016, and settlements with the counterparty began on February 1, 2017 and will occur on a quarterly basis. The agreement will terminate on September 6, 2019. Assuming that we elect three-month LIBOR at the term loans' interest rate reset dates throughout the remaining term of the interest rate swap agreement, the annual interest rate on $200.0 million of our term loans will be fixed at 4.143% during that period.

We are required to make quarterly principal payments of approximately $1.1 million on our term loans. The vast majority of the term loan balances are due upon maturity in September 2019.

The revolving credit facility contains a financial covenant that currently requires us to maintain a ratio of Consolidated Total Debt to Consolidated EBITDA (each as defined in the Credit Agreement) of no greater than 4.50 to 1 (the "Leverage Ratio Covenant"). At April 30, 2017, our consolidated leverage ratio was approximately 2.7 to 1 compared to a permitted consolidated leverage ratio of 4.50 to 1, and our EBITDA for the twelve-month period then ended exceeded by at least $90.0 million the minimum EBITDA required to satisfy the Leverage Ratio Covenant given our outstanding debt as of such date.

We intend to seek to refinance the Credit Agreement to, among other things, extend the maturities and modify certain terms of the facilities provided for under the agreement.  Completion of the refinancing, if successful, is expected to occur during the three months ending July 31, 2017.
Contractual Obligations

Our Annual Report on Form 10-K for the year ended January 31, 2017 includes a table summarizing our contractual obligations of approximately $1.1 billion as of January 31, 2017, including approximately $900 million for long-term debt obligations, including projected future interest. That table appears under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in that report.

We believe that our contractual obligations and commercial commitments did not materially change during the three months ended April 30, 2017.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the three months ended April 30, 2017, we made $2.4 million of payments under contingent consideration arrangements. As of April 30, 2017, potential future cash payments and earned consideration expected to be paid subsequent to April 30, 2017 under contingent consideration arrangements total $102.3 million, the estimated fair value of which was $55.7 million, including $12.1 million reported in accrued expenses and other current liabilities, and $43.6 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2022.

Off-Balance Sheet Arrangements

As of April 30, 2017, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The section entitled "Quantitative and Qualitative Disclosures About Market Risk" under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2017 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. We believe that our market risk profile did not materially change during the three months ended April 30, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 30, 2017.  Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended April 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                   Risk Factors

There have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 31, 2017. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us, however. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 29, 2016, we announced that our board of directors had authorized a share repurchase program whereby we may make up to $150 million in purchases of our outstanding shares of common stock over the two years following the date of announcement. Under the share repurchase program, purchases can be made from time to time using a variety of methods, which may include open market purchases. The specific timing, price and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations, including the amount of cash generated in the U.S. and other potential uses of cash, such as acquisitions. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The authorization of the share repurchase program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time. There was no share repurchase activity during the three months ended April 30, 2017.

We periodically purchase treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during a company-imposed trading blackout or lockup periods. There was no such activity during the three months ended April 30, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended April 30, 2017:

Number	Description	Filed Herewith / Incorporated by Reference from
10.1	Form of Performance-Based Restricted Stock Unit Award Agreement for Grants Subsequent to March 2017*	Form 10-K filed on March 28, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Verint Systems Inc.

June 7, 2017	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)