Form 10-Q
period 2017-07-31
VERINT SYSTEMS INC
filed 2017-09-06
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2017
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

There were 63,734,741 shares of the registrant’s common stock outstanding on August 15, 2017.

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

•
risks that our products or services, or those of third-party suppliers, partners, or OEMs which we use in or with our offerings or otherwise rely on, may contain defects or may be vulnerable to cyber-attacks;

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

•
risks arising as a result of contingent or other obligations or liabilities assumed in our acquisition of our former parent company, Comverse Technology, Inc. ("CTI"), or associated with formerly being consolidated with, and part of a consolidated tax group with, CTI, or as a result of CTI's former subsidiary, Comverse, Inc. (now known as Mavenir Inc.), being unwilling or unable to provide us with certain indemnities to which we are entitled;

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

•	risks associated with changing accounting principles or standards, tax rates, tax laws and regulations, and the continuing availability of expected tax benefits.
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

iii

Part I

Item 1.     Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,
(in thousands, except share and per share data)	2017	2017
Assets
Current Assets:
Cash and cash equivalents	$365,138	$307,363
Restricted cash and bank time deposits	35,673	9,198
Short-term investments	8,410	3,184
Accounts receivable, net of allowance for doubtful accounts of $2.1 million and $1.8 million, respectively	250,592	266,590
Inventories	18,615	17,537
Deferred cost of revenue	3,792	3,621
Prepaid expenses and other current assets	71,368	64,561
Total current assets	753,588	672,054
Property and equipment, net	80,759	77,551
Goodwill	1,294,243	1,264,818
Intangible assets, net	209,896	235,259
Capitalized software development costs, net	8,217	9,509
Long-term deferred cost of revenue	4,157	5,463
Other assets	71,034	98,130
Total assets	$2,421,894	$2,362,784

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$65,824	$62,049
Accrued expenses and other current liabilities	212,910	217,835
Deferred revenue	184,864	182,515
Total current liabilities	463,598	462,399
Long-term debt	763,788	744,260
Long-term deferred revenue	23,738	20,912
Other liabilities	114,675	120,173
Total liabilities	1,365,799	1,347,744
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $0.001 par value; authorized 2,207,000 shares at July 31, 2017 and January 31, 2017, respectively; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 65,396,000 and 64,073,000 shares; outstanding 63,735,000 and 62,419,000 shares at July 31, 2017 and January 31, 2017, respectively.	65	64
Additional paid-in capital	1,491,290	1,449,335
Treasury stock, at cost - 1,661,000 and 1,654,000 shares at July 31, 2017 and January 31, 2017, respectively.	(57,425)	(57,147)
Accumulated deficit	(257,898)	(230,816)
Accumulated other comprehensive loss	(132,231)	(154,856)
Total Verint Systems Inc. stockholders' equity	1,043,801	1,006,580
Noncontrolling interests	12,294	8,460
Total stockholders' equity	1,056,095	1,015,040
Total liabilities and stockholders' equity	$2,421,894	$2,362,784

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue:
Product	$94,412	$90,456	$184,229	$166,168
Service and support	180,365	171,465	351,543	341,177
Total revenue	274,777	261,921	535,772	507,345
Cost of revenue:
Product	31,944	26,573	65,868	52,956
Service and support	69,200	66,754	136,545	131,885
Amortization of acquired technology	9,530	9,134	19,064	18,314
Total cost of revenue	110,674	102,461	221,477	203,155
Gross profit	164,103	159,460	314,295	304,190
Operating expenses:
Research and development, net	48,521	43,099	94,754	87,819
Selling, general and administrative	103,494	101,146	205,301	201,181
Amortization of other acquired intangible assets	8,142	11,466	19,679	22,732
Total operating expenses	160,157	155,711	319,734	311,732
Operating income (loss)	3,946	3,749	(5,439)	(7,542)
Other income (expense), net:
Interest income	809	313	1,139	466
Interest expense	(9,118)	(8,724)	(18,106)	(17,268)
Loss on early retirement of debt	(1,934)	—	(1,934)	—
Other income (expense), net	4,983	(5,358)	3,094	(1,539)
Total other expense, net	(5,260)	(13,769)	(15,807)	(18,341)
Loss before provision for income taxes	(1,314)	(10,020)	(21,246)	(25,883)
Provision for income taxes	4,452	1,058	3,560	1,388
Net loss	(5,766)	(11,078)	(24,806)	(27,271)
Net income attributable to noncontrolling interests	661	627	1,407	1,890
Net loss attributable to Verint Systems Inc.	$(6,427)	$(11,705)	$(26,213)	$(29,161)

Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.10)	$(0.19)	$(0.42)	$(0.47)
Diluted	$(0.10)	$(0.19)	$(0.42)	$(0.47)

Weighted-average common shares outstanding:
Basic	63,185	62,668	62,838	62,463
Diluted	63,185	62,668	62,838	62,463

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2017	2016	2017	2016
Net loss	$(5,766)	$(11,078)	$(24,806)	$(27,271)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	11,431	(36,800)	21,104	(23,269)
Net increase from available-for-sale securities	—	5	—	110
Net (decrease) increase from foreign exchange contracts designated as hedges	(149)	(2,010)	3,101	2,778
Net (decrease) from interest rate swap designated as a hedge	(988)	(1,195)	(1,021)	(1,624)
Benefit (provision) for income taxes on net increase (decrease) from foreign exchange contracts and interest rate swap designated as hedges	55	212	(271)	(324)
Other comprehensive income (loss)	10,349	(39,788)	22,913	(22,329)
Comprehensive income (loss)	4,583	(50,866)	(1,893)	(49,600)
Comprehensive income attributable to noncontrolling interests	723	627	1,695	2,189
Comprehensive income (loss) attributable to Verint Systems Inc.	$3,860	$(51,493)	$(3,588)	$(51,789)

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances at January 31, 2016	62,266	$63	$1,387,955	$(10,251)	$(201,436)	$(116,194)	$1,060,137	$8,027	$1,068,164
Net (loss) income	—	—	—	—	(29,161)	—	(29,161)	1,890	(27,271)
Other comprehensive (loss) income	—	—	—	—	—	(22,628)	(22,628)	299	(22,329)
Stock-based compensation - equity-classified awards	—	—	28,489	—	—	—	28,489	—	28,489
Exercises of stock options	—	—	1	—	—	—	1	—	1
Common stock issued for stock awards and stock bonuses	1,372	1	6,952	—	—	—	6,953	—	6,953
Treasury stock acquired	(500)	—	—	(17,162)	—	—	(17,162)	—	(17,162)
Tax effects from stock award plans	—	—	(491)	—	—	—	(491)	—	(491)
Balances at July 31, 2016	63,138	$64	$1,422,906	$(27,413)	$(230,597)	$(138,822)	$1,026,138	$10,216	$1,036,354

Balances at January 31, 2017	62,419	$64	$1,449,335	$(57,147)	$(230,816)	$(154,856)	$1,006,580	$8,460	$1,015,040
Net (loss) income	—	—	—	—	(26,213)	—	(26,213)	1,407	(24,806)
Other comprehensive income	—	—	—	—	—	22,625	22,625	288	22,913
Stock-based compensation - equity-classified awards	—	—	28,980	—	—	—	28,980	—	28,980
Common stock issued for stock awards and stock bonuses	1,323	1	12,975	—	—	—	12,976	—	12,976
Treasury stock acquired	(7)	—	—	(278)	—	—	(278)	—	(278)
Initial noncontrolling interest related to business combination	—	—	—	—	—	—	—	2,300	2,300
Capital contributions by noncontrolling interest	—	—	—	—	—	—	—	555	555
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(716)	(716)
Cumulative effect of adoption of ASU No. 2016-16	—	—	—	—	(869)	—	(869)	—	(869)
Balances at July 31, 2017	63,735	$65	$1,491,290	$(57,425)	$(257,898)	$(132,231)	$1,043,801	$12,294	$1,056,095

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net loss	$(24,806)	$(27,271)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,416	57,035
Stock-based compensation, excluding cash-settled awards	34,355	31,638
Amortization of discount on convertible notes	5,548	5,264
Non-cash losses on derivative financial instruments, net	542	1,963
Loss on early retirement of debt	1,934	—
Other non-cash items, net	4,809	7,402
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	16,638	(21)
Inventories	(958)	(3,142)
Deferred cost of revenue	1,170	1,169
Prepaid expenses and other assets	(2,542)	(2,450)
Accounts payable and accrued expenses	(1,533)	(2,838)
Deferred revenue	3,343	(2,450)
Other, net	4,594	2,997
Net cash provided by operating activities	98,510	69,296

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(16,867)	(72,269)
Purchases of property and equipment	(16,168)	(15,133)
Purchases of investments	(6,759)	(32,260)
Maturities and sales of investments	1,692	60,942
Cash paid for capitalized software development costs	(302)	(1,338)
Change in restricted cash and bank time deposits, including long-term portion, and other investing activities, net	(3,449)	2,720
Net cash used in investing activities	(41,853)	(57,338)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	424,469	—
Repayments of borrowings and other financing obligations	(409,429)	(371)
Payments of debt-related costs	(6,482)	(249)
Purchases of treasury stock	—	(17,162)
Dividends paid to noncontrolling interest	(716)	—
Payments of contingent consideration for business combinations (financing portion)	(7,108)	(3,231)
Other financing activities, net	(345)	(599)
Net cash provided by (used in) financing activities	389	(21,612)
Effect of foreign currency exchange rate changes on cash and cash equivalents	729	(2,335)
Net increase (decrease) in cash and cash equivalents	57,775	(11,989)
Cash and cash equivalents, beginning of period	307,363	352,105
Cash and cash equivalents, end of period	$365,138	$340,116

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") for the year ended January 31, 2017. The condensed consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the periods ended July 31, 2017 and 2016, and the condensed consolidated balance sheet as of July 31, 2017, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2017 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2017. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2017. The results for interim periods are not necessarily indicative of a full year’s results.

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

Accounts Receivable, Net

Accounts receivable, net, includes unbilled accounts receivable on arrangements recognized under contract accounting methods, representing revenue recognized on contracts for which billing will occur in subsequent periods, in accordance with the terms of the contracts. Unbilled accounts receivable on such contracts were $62.0 million and $39.7 million at July 31, 2017 and January 31, 2017, respectively.

Under most contracts, unbilled accounts receivable are typically billed and collected within one year of revenue recognition. However, as of July 31, 2017, we have unbilled accounts receivable on certain complex projects with a long-standing customer for which the underlying billing milestones are still in progress and have remained unbilled for periods in excess of one year, and in some cases, for several years. Unbilled accounts receivable from this customer have declined significantly over the past year. We have no history of uncollectible accounts with this customer and believe that collection of all unbilled amounts is reasonably assured. We expect billing and collection of all unbilled accounts receivable from this customer to occur within the next twelve months.

Significant Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2017. There were no material changes to our significant accounting policies during the six months ended July 31, 2017.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718), which amends the accounting for stock-based compensation and requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than stockholders' equity. This guidance also requires excess tax benefits to be presented as an operating activity on the consolidated statements of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. ASU No. 2016-09 was effective for us on February 1, 2017. The adoption did not result in a cumulative-effect adjustment to retained earnings, and in accordance with the new guidance, we recorded certain tax effects from stock-based compensation awards as components of the benefit for income taxes for the three and six months ended July 31, 2017, whereas such tax effects were previously recognized in stockholders’ equity.  These tax effects were not material for the three and six months ended July 31, 2017. Our accounting for forfeitures of stock-based compensation awards has not changed because we have elected to continue our current policy of estimating expected forfeitures. The effects of adopting the other provisions of ASU No. 2016-09 were not material to our condensed consolidated financial statements.

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

New Accounting Pronouncements Not Yet Effective

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities. This update better aligns risk management activities and financial reporting for hedging relationships, simplifies hedge accounting requirements, and improves disclosures of hedging arrangements. ASU No. 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently reviewing this standard to assess the impact on our condensed consolidated financial statements.

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

The following table summarizes the calculation of basic and diluted net loss per common share attributable to Verint Systems Inc. for the three and six months ended July 31, 2017 and 2016:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net loss	$(5,766)	$(11,078)	$(24,806)	$(27,271)
Net income attributable to noncontrolling interests	661	627	1,407	1,890
Net loss attributable to Verint Systems Inc.	$(6,427)	$(11,705)	$(26,213)	$(29,161)
Weighted-average shares outstanding:
Basic	63,185	62,668	62,838	62,463
Dilutive effect of employee equity award plans	—	—	—	—
Dilutive effect of 1.50% convertible senior notes	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Diluted	63,185	62,668	62,838	62,463
Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.10)	$(0.19)	$(0.42)	$(0.47)
Diluted	$(0.10)	$(0.19)	$(0.42)	$(0.47)

We excluded the following weighted-average potential common shares from the calculations of diluted net loss per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2017	2016	2017	2016
Common shares excluded from calculation:
Stock options and restricted stock-based awards	1,282	1,035	1,243	1,276
1.50% convertible senior notes	6,205	6,205	6,205	6,205
Warrants	6,205	6,205	6,205	6,205

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

3. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of July 31, 2017 and January 31, 2017:

	July 31, 2017
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$349,936	$—	$—	$349,936
Money market funds	209	—	—	209
Commercial paper	14,993	—	—	14,993
Total cash and cash equivalents	$365,138	$—	$—	$365,138

Short-term investments:
Corporate debt securities	$1,193	$—	$—	$1,193
Bank time deposits	7,217	—	—	7,217
Total short-term investments	$8,410	$—	$—	$8,410

	January 31, 2017
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$307,188	$—	$—	$307,188
Money market funds	175	—	—	175
Total cash and cash equivalents	$307,363	$—	$—	$307,363

Short-term investments:
Bank time deposits	$3,184	$—	$—	$3,184
Total short-term investments	$3,184	$—	$—	$3,184

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the six months ended July 31, 2017 and 2016, proceeds from maturities and sales of short-term investments were $1.7 million and $60.9 million, respectively.

4.	BUSINESS COMBINATIONS

Six Months Ended July 31, 2017

During the six months ended July 31, 2017, we completed two transactions in our Customer Engagement segment, one of which retained a noncontrolling interest, and one acquisition in our Cyber Intelligence segment, all of which qualified as business combinations. These business combinations were not material to our condensed consolidated financial statements individually or in the aggregate.

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

Transaction and related costs directly related to the acquisition of Contact Solutions, consisting primarily of professional fees and integration expenses, were not material for the three and six months ended July 31, 2017, and $0.3 million and $0.6 million for the three and six months ended July 31, 2016, respectively, and were expensed as incurred in selling, general, and administrative expenses.

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

Transaction and related costs directly related to the acquisition of OpinionLab, consisting primarily of professional fees and integration expenses, were and $0.3 million and $0.5 million for the three and six months ended July 31, 2017, respectively and were expensed as incurred within selling, general and administrative expenses. Such costs were not material for the three and six months ended July 31, 2016.

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

Other Business Combinations

During the year ended January 31, 2017, in addition to the acquisitions of Contact Solutions and OpinionLab, we completed two transactions in our Customer Engagement segment which qualified as business combinations. These business combinations were not material to our condensed consolidated financial statements individually or in the aggregate.

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

In connection with immaterial business combinations that closed during the six months ended July 31, 2017, we recorded contingent consideration obligations with a combined fair value of $3.7 million.

For the three months ended July 31, 2017 and 2016, we recorded $0.6 million and $1.8 million, respectively, and for the six months ended July 31, 2017 and 2016, we recorded $2.9 million and $2.6 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair values of the remaining contingent consideration obligations associated with business combinations was $50.1 million at July 31, 2017, of which $13.2 million was recorded within accrued expenses and other current liabilities, and $36.9 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $6.9 million and $0.4 million for the three months ended July 31, 2017 and 2016, respectively, and $9.3 million and $3.3 million for the six months ended July 31, 2017 and 2016, respectively.

5.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of July 31, 2017 and January 31, 2017:

	July 31, 2017
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, with finite lives:
Customer relationships	$416,129	$(266,010)	$150,119
Acquired technology	237,065	(187,322)	49,743
Trade names	24,799	(16,232)	8,567
Non-competition agreements	3,047	(2,680)	367
Distribution network	4,440	(4,440)	—
Total intangible assets with finite lives	685,480	(476,684)	208,796
In-process research and development, with indefinite lives	1,100	—	1,100
Total intangible assets	$686,580	$(476,684)	$209,896

	January 31, 2017
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, with finite lives:
Customer relationships	$403,657	$(244,792)	$158,865
Acquired technology	233,982	(168,653)	65,329
Trade names	23,493	(14,187)	9,306
Non-competition agreements	3,047	(2,499)	548
Distribution network	4,440	(4,329)	111
Total intangible assets with finite lives	668,619	(434,460)	234,159
In-process research and development, with indefinite lives	1,100	—	1,100
Total intangible assets	$669,719	$(434,460)	$235,259

The following table presents net acquisition-related intangible assets by reportable segment as of July 31, 2017 and January 31, 2017:

	July 31,	January 31,
(in thousands)	2017	2017
Customer Engagement	$189,425	$207,436
Cyber Intelligence	20,471	27,823
Total	$209,896	$235,259

Total amortization expense recorded for acquisition-related intangible assets was $17.7 million and $20.6 million for the three months ended July 31, 2017 and 2016, respectively, and $38.7 million and $41.1 million for the six months ended July 31, 2017 and 2016, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2018 (remainder of year)	$32,028
2019	44,075
2020	34,651
2021	26,148
2022	22,937
2023 and thereafter	48,957
Total	$208,796

Goodwill activity for the six months ended July 31, 2017, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Customer Engagement	Cyber Intelligence
Year Ended January 31, 2017:
Goodwill, gross, at January 31, 2017	$1,331,683	$1,188,022	$143,661
Accumulated impairment losses through January 31, 2017	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2017	1,264,818	1,131,979	132,839
Business combinations	12,292	8,457	3,835
Foreign currency translation and other	17,133	16,767	366
Goodwill, net, at July 31, 2017	$1,294,243	$1,157,203	$137,040

Balance at July 31, 2017:
Goodwill, gross, at July 31, 2017	$1,361,108	$1,213,246	$147,862
Accumulated impairment losses through July 31, 2017	(66,865)	(56,043)	(10,822)
Goodwill, net, at July 31, 2017	$1,294,243	$1,157,203	$137,040
No events or circumstances indicating the potential for goodwill impairment were identified during the six months ended July 31, 2017.

6.	LONG-TERM DEBT

The following table summarizes our long-term debt at July 31, 2017 and January 31, 2017:

	July 31,	January 31,
(in thousands)	2017	2017

1.50% Convertible Senior Notes	$400,000	$400,000
2014 Term Loans	—	409,038
2017 Term Loan	425,000	—
Other debt	326	404
Less: Unamortized debt discounts and issuance costs	(56,961)	(60,571)
Total debt	768,365	748,871
Less: current maturities	4,577	4,611
Long-term debt	$763,788	$744,260

Current maturities of long-term debt are reported within accrued expenses and other current liabilities on our condensed consolidated balance sheet.

1.50% Convertible Senior Notes

On June 18, 2014, we issued $400.0 million in aggregate principal amount of 1.50% convertible senior notes due June 1, 2021 ("Notes"), unless earlier converted by the holders pursuant to their terms. Net proceeds from the Notes after underwriting discounts were $391.9 million. The Notes pay interest in cash semiannually in arrears at a rate of 1.50% per annum.

The Notes were issued concurrently with our public issuance of 5,750,000 shares of common stock, the majority of the combined net proceeds of which were used to partially repay certain indebtedness under our Prior Credit Agreement, as further described below.

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

As of July 31, 2017, the Notes were not convertible.

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

Issuance costs attributable to the debt component of the Notes were netted against long-term debt and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at July 31, 2017.

As of July 31, 2017, the carrying value of the debt component was $347.8 million, which is net of unamortized debt discount and issuance costs of $47.7 million and $4.5 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% at July 31, 2017.

Based on the closing market price of our common stock on July 31, 2017, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of July 31, 2017, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of July 31, 2017, no Warrants had been exercised and all Warrants remained outstanding.

The Note Hedges and Warrants both meet the requirements for classification within stockholders’ equity, and their respective fair values are not remeasured and adjusted as long as these instruments continue to qualify for stockholders’ equity classification.

Credit Agreements

Prior Credit Agreement

In April 2011, we entered into a credit agreement with certain lenders, which was amended and restated in March 2013, and further amended in February, March, and June 2014 (the "Prior Credit Agreement"). The Prior Credit Agreement, as amended and restated, provided for senior secured credit facilities, comprised of $943.5 million of term loans, of which $300.0 million was borrowed in February 2014 and $643.5 million was borrowed in March 2014 (together, the "2014 Term Loans"), the outstanding portion of which was scheduled to mature in September 2019, and a $300.0 million revolving credit facility (the "Prior Revolving Credit Facility"), scheduled to mature in September 2018, subject to increase and reduction from time to time, as described in the Prior Credit Agreement.
In June 2014, we utilized the majority of the combined net proceeds from the issuance of the Notes and the concurrent issuance of 5,750,000 shares of common stock to retire $530.0 million of the 2014 Term Loans and all $106.0 million of then-outstanding borrowings under the Prior Revolving Credit Facility.
The 2014 Term Loans incurred interest at our option at either a base rate plus a margin of 1.75% or an Adjusted LIBOR Rate, as defined in the Prior Credit Agreement, plus a margin of 2.75%.
2017 Credit Agreement

On June 29, 2017, we entered into a new Credit Agreement (the “2017 Credit Agreement”) with certain lenders and terminated the Prior Credit Agreement.

The 2017 Credit Agreement provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “2017 Term Loan”) and a $300.0 million revolving credit facility maturing on June 29, 2022 (the “2017 Revolving Credit Facility”), subject to increase and reduction from time to time according to the terms of the 2017 Credit Agreement. The maturity dates of the 2017 Term Loan and 2017 Revolving Credit Facility will be accelerated to March 1, 2021 if on such date any Notes remain outstanding.
The majority of the proceeds from the 2017 Term Loan were used to repay all $406.9 million owed under the 2014 Term Loans at June 29, 2017 upon termination of the Prior Credit Agreement. There were no borrowings under the Prior Revolving Credit Facility at June 29, 2017.
The 2017 Term Loan was subject to an original issuance discount of approximately $0.5 million. This discount is being amortized as interest expense over the term of the 2017 Term Loan using the effective interest method.
Interest rates on loans under the 2017 Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR rate (each as defined in the 2017 Credit Agreement), plus in each case a margin. The margin for the 2017 Term Loan is fixed at 2.25% for Eurodollar loans, and at 1.25% for ABR loans. For loans under the 2017 Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio (the “Leverage Ratio”).
As of July 31, 2017, the interest rate on 2017 Term Loan was 3.47%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 3.65% at July 31, 2017. As of January 31, 2017 the weighted-average interest rate on the 2014 Terms Loans was 3.58%.
We are required to pay a commitment fee with respect to unused availability under the 2017 Revolving Credit Facility at a rate per annum determined by reference to our Leverage Ratio.
The 2017 Term Loan requires quarterly principal payments of approximately $1.1 million commencing on August 1, 2017, with the remaining balance due on June 29, 2024. Optional prepayments of loans under the 2017 Credit Agreement are generally permitted without premium or penalty.
Our obligations under the 2017 Credit Agreement are guaranteed by each of our direct and indirect existing and future material domestic wholly owned restricted subsidiaries, and are secured by a security interest in substantially all of our assets and the assets of the guarantor subsidiaries, subject to certain exceptions.

The 2017 Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The 2017 Credit Agreement also contains a financial covenant that, solely with respect to the 2017 Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2017 Credit Agreement.
The 2017 Credit Agreement provides for events of default with corresponding grace periods that we believe are customary for credit facilities of this type. Upon an event of default, all of our obligations owed under the 2017 Credit Agreement may be declared immediately due and payable, and the lenders’ commitments to make loans under the 2017 Credit Agreement may be terminated.
Loss on Early Retirement of 2014 Term Loans

At the June 29, 2017 closing date of the 2017 Credit Agreement, there were $3.2 million of unamortized deferred debt issuance costs and a $0.1 million unamortized term loan discount associated with the 2014 Term Loans and the Prior Revolving Credit Facility. Of the $3.2 million of unamortized deferred debt issuance costs, $1.4 million was associated with commitments under the Prior Revolving Credit Facility provided by lenders that are continuing to provide commitments under the 2017 Revolving Credit Facility and therefore continued to be deferred, and are being amortized on a straight-line basis over the term of the 2017 Revolving Credit Facility. The remaining $1.8 million of unamortized deferred debt issuance costs and the $0.1 million unamortized discount, all of which related to the 2014 Term Loans, were written off as a $1.9 million loss on early retirement of debt during the three months ended July 31, 2017.
2017 Credit Agreement Issuance Costs
We incurred debt issuance costs of approximately $6.8 million in connection with the 2017 Credit Agreement, which were deferred and are being amortized as interest expense over the terms of the facilities under the 2017 Credit Agreement. Of these deferred debt issuance costs, $4.1 million were associated with the 2017 Term Loan and are being amortized using the effective interest rate method, and $2.7 million were associated with the 2017 Revolving Credit Facility and are being amortized on a straight-line basis.
Future Principal Payments on Term Loan
As of July 31, 2017, future scheduled principal payments on the 2017 Term Loan were as follows:

(in thousands)
Years Ending January 31,	Amount
2018 (remainder of year)	$2,125
2019	4,250
2020	4,250
2021	4,250
2022	4,250
2023 and thereafter	405,875
Total	$425,000

Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our credit agreements for the three and six months ended July 31, 2017 and 2016:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2017	2016	2017	2016
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$1,500	$1,500	$3,000	$3,000
Amortization of debt discount	2,792	2,649	5,548	5,264
Amortization of deferred debt issuance costs	263	250	523	497
Total Interest Expense - 1.50% Convertible Senior Notes	$4,555	$4,399	$9,071	$8,761

Borrowings under Credit Agreements:
Interest expense at contractual rates	$3,916	$3,677	$7,635	$7,274
Impact of interest rate swap	76	—	254	—
Amortization of debt discounts	16	15	31	29
Amortization of deferred debt issuance costs	514	555	1,055	1,096
Total Interest Expense - Borrowings under Credit Agreements	$4,522	$4,247	$8,975	$8,399

7.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of July 31, 2017 and January 31, 2017:

	July 31,	January 31,
(in thousands)	2017	2017
Raw materials	$10,755	$9,074
Work-in-process	4,760	4,355
Finished goods	3,100	4,108
Total inventories	$18,615	$17,537

Condensed Consolidated Statements of Operations

Other income (expense), net consisted of the following for the three and six months ended July 31, 2017 and 2016:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2017	2016	2017	2016
Foreign currency gains (losses), net	$4,283	$(1,903)	$3,859	$4,022
Losses on derivative financial instruments, net	(171)	(404)	(541)	(1,963)
Other, net	871	(3,051)	(224)	(3,598)
Total other income (expense), net	$4,983	$(5,358)	$3,094	$(1,539)

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the six months ended July 31, 2017 and 2016:

	Six Months Ended July 31,
(in thousands)	2017	2016
Cash paid for interest	$12,184	$10,315
Cash payments of income taxes, net	$14,848	$20,208
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$3,570	$3,738
Inventory transfers to property and equipment	$1,020	$93
Liabilities for contingent consideration in business combinations	$3,700	$7,700

8.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the six months ended July 31, 2017 and 2016. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

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

During the six months ended July 31, 2017, we received approximately 7,000 shares of treasury stock in a nonmonetary transaction valued at $0.3 million. During the six months ended July 31, 2016, we acquired 500,000 shares of treasury stock at a cost of $17.2 million under the aforementioned share repurchase program.

At July 31, 2017 we held approximately 1,661,000 shares of treasury stock with a cost of $57.4 million. At January 31, 2017, we held approximately 1,654,000 shares of treasury stock with a cost of $57.1 million.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the six months ended July 31, 2017:

(in thousands)	Unrealized Gains on Foreign Exchange Contracts Designated as Hedges	Unrealized Gain on Interest Rate Swap Designated as Hedge	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2017	$575	$632	$(156,063)	$(154,856)
Other comprehensive income (loss) before reclassifications	5,028	(341)	20,816	25,503
Gains reclassified out of accumulated other comprehensive income (loss)	2,587	291	—	2,878
Net other comprehensive income (loss), current period	2,441	(632)	20,816	22,625
Accumulated other comprehensive income (loss) at July 31, 2017	$3,016	$—	$(135,247)	$(132,231)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statement of operations, with presentation location, for the three and six months ended July 31, 2017 and 2016 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2017	2016	2017	2016	Location
Unrealized gains (losses) on derivative financial instruments:
Foreign currency forward contracts	$180	$(35)	$266	$22	Cost of product revenue
	158	(36)	233	7	Cost of service and support revenue
	1,033	(209)	1,515	125	Research and development, net
	582	(120)	860	52	Selling, general and administrative
	1,953	(400)	2,874	206	Total, before income taxes
	(195)	41	(287)	(20)	Benefit (provision) for income taxes
	$1,758	$(359)	$2,587	$186	Total, net of income taxes

Interest rate swap agreement	$(76)	$—	$(254)	$—	Interest expense
	934	—	934	—	Other income (expense), net
	858	—	680	—	Total, before income taxes
	(389)	—	(389)	—	Provision for income taxes
	$469	$—	$291	$—	Total, net of income taxes

9. INCOME TAXES

Our interim (benefit) provision for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended July 31, 2017, we recorded an income tax provision of $4.5 million on a pre-tax loss of $1.3 million, which represented a negative effective income tax rate of 338.8%. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances. Our income in profitable jurisdictions, where we record income tax provisions, was slightly lower than the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record tax benefits.

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

For the six months ended July 31, 2017, we recorded an income tax provision of $3.6 million on a pre-tax loss of $21.2 million, which represented a negative effective income tax rate of 16.8%. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances. Our pre-tax income in profitable jurisdictions, where we record income tax provisions, was significantly lower than the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record income tax benefits.

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

We had unrecognized income tax benefits of $152.5 million and $148.6 million (excluding interest and penalties) as of July 31, 2017 and January 31, 2017, respectively. The accrued liability for interest and penalties was $4.3 million and $3.9 million at July 31, 2017 and January 31, 2017, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of July 31, 2017 and January 31, 2017, the total amount of unrecognized income tax benefits that, if recognized, would impact our effective income tax rate were approximately $148.1 million and $143.0 million, respectively. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at July 31, 2017 could decrease by approximately $3.1 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

10.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of July 31, 2017 and January 31, 2017:

	July 31, 2017
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$209	$—	$—
Foreign currency forward contracts	—	3,740	—
Interest rate swap agreement	—	797	—
Total assets	$209	$4,537	$—
Liabilities:
Foreign currency forward contracts	$—	$2,164	$—
Interest rate swap agreement	—	57	—
Contingent consideration - business combinations	—	—	50,052
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,900
Total liabilities	$—	$2,221	$53,952

	January 31, 2017
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$175	$—	$—
Foreign currency forward contracts	—	1,646	—
Interest rate swap agreement	—	1,429	—
Total assets	$175	$3,075	$—
Liabilities:
Foreign currency forward contracts	$—	$1,246	$—
Interest rate swap agreement	—	408	—
Contingent consideration - business combinations	—	—	52,733
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,550
Total liabilities	$—	$1,654	$56,283

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended July 31, 2017 and 2016:

	Six Months Ended July 31,
(in thousands)	2017	2016
Fair value measurement at beginning of period	$52,733	$22,391
Contingent consideration liabilities recorded for business combinations	3,700	7,700
Changes in fair values, recorded in operating expenses	2,929	2,554
Payments of contingent consideration	(9,310)	(3,313)
Fair value measurement at end of period	$50,052	$29,332

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

During the year ended January 31, 2017, we acquired two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interests. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within other liabilities and do not recognize noncontrolling interests in these subsidiaries. The following table presents the change in the estimated fair value of this liability, which is measured using Level 3 inputs, for the six months ended July 31, 2017 and 2016:

	Six Months Ended July 31,
(in thousands)	2017	2016
Fair value measurement at beginning of period	$3,550	$—
Acquisition of option to acquire noncontrolling interests of consolidated subsidiaries	—	3,134
Change in fair value, recorded in operating expenses	350	—
Fair value measurement at end of period	$3,900	$3,134

There were no transfers between levels of the fair value measurement hierarchy during the six months ended July 31, 2017 and 2016.

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 3.0% to 20.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of July 31, 2017 and January 31, 2017.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option is determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasure the fair value of the option at each reporting period, and any changes in fair value are recorded within selling, general, and administrative expenses. We utilized discount rates of 12.5% and 14.0% in our calculation of the estimated fair value of the option as of July 31, 2017 and January 31, 2017, respectively.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $427 million and $410 million at July 31, 2017 and January 31, 2017, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices provided to us as at each of July 31, 2017 and January 31, 2017 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders. We had no revolving credit borrowings at July 31, 2017 and January 31, 2017.

The estimated fair values of our Notes were approximately $388 million and $381 million at July 31, 2017 and January 31, 2017, respectively. The estimated fair values of the Notes are determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

Foreign Currency Forward Contracts

Under our risk management strategy, we periodically use foreign currency forward contracts to manage our short-term exposures to fluctuations in operational cash flows resulting from changes in foreign currency exchange rates. These cash flow exposures result from portions of our forecasted operating expenses, primarily compensation and related expenses, which are transacted in currencies other than the U.S. dollar, most notably the Israeli shekel. We also periodically utilize foreign currency forward contracts to manage exposures resulting from forecasted customer collections to be remitted in currencies other than the applicable functional currency, and exposures from cash, cash equivalents and short-term investments denominated in currencies other than the applicable functional currency. Our joint venture, which has a Singapore dollar functional currency, also periodically utilizes foreign exchange forward contracts to manage its exposure to exchange rate fluctuations related to settlements of liabilities denominated in U.S. dollars. These foreign currency forward contracts generally have maturities of no longer than twelve months, although occasionally we will execute a contract that extends beyond twelve months, depending upon the nature of the underlying risk.

We held outstanding foreign currency forward contracts with notional amounts of $144.8 million and $144.0 million as of July 31, 2017 and January 31, 2017, respectively.

Interest Rate Swap Agreement

To partially mitigate risks associated with the variable interest rates on the term loan borrowings under our Prior Credit Agreement, in February 2016 we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution under which we pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million. Although the Prior Credit Agreement was terminated on June 29, 2017, the interest rate swap agreement remains in effect, and serves as an economic hedge to partially mitigate the risk of higher borrowing costs under our 2017 Credit Agreement resulting from increases in market interest rates.
Prior to June 29, 2017, the interest rate swap agreement was designated as a cash flow hedge and as such, changes in its fair value were recognized in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets and were reclassified into the condensed consolidated statements of operations within interest expense in the period in which the hedged transaction affected earnings. Hedge ineffectiveness, if any, was recognized currently in the condensed consolidated statement of operations.

On June 29, 2017, concurrent with the execution of the 2017 Credit Agreement and termination of the Prior Credit Agreement, the interest rate swap agreement was no longer designated as a cash flow hedge for accounting purposes, and because future occurrence of the specific forecasted variable cash flows which had been hedged by the interest rate swap agreement was no longer probable, $0.9 million fair value of the interest rate swap at that date was reclassified from accumulated other comprehensive income (loss) into the condensed consolidated statement of operations as income within other income (expense), net. Ongoing changes in the fair value of the interest rate swap agreement are now recognized within other income (expense), net in the condensed consolidated statement of operations.

Settlements with the counterparty under the interest rate swap agreement occur quarterly, and the agreement will terminate on September 6, 2019.

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of July 31, 2017 and January 31, 2017 were as follows:

		Fair Value at
		July 31,	January 31,
(in thousands)	Balance Sheet Classification	2017	2017
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$3,740	$927
Not designated as hedging instruments	Prepaid expenses and other current assets	—	719
Interest rate swap agreement:
Designated as cash flow hedge	Other assets	—	1,429
Not designated as hedging instrument	Other assets	797	—
Total derivative assets		$4,537	$3,075

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$388	$288
Not designated as hedging instruments	Accrued expenses and other current liabilities	1,776	958
Interest rate swap agreement:
Designated as cash flow hedge	Accrued expenses and other current liabilities	—	408
Not designated as hedging instrument	Accrued expenses and other current liabilities	57	—
Total derivative liabilities		$2,221	$1,654

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss ("AOCL") and on the condensed consolidated statements of operations for the three and six months ended July 31, 2017 and 2016 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2017	2016	2017	2016
Net gains (losses) recognized in AOCL:
Foreign currency forward contracts	$1,416	$(2,410)	$5,586	$2,984
Interest rate swap agreement	(130)	(1,195)	(341)	(1,624)
	$1,286	$(3,605)	$5,245	$1,360

Net gains (losses) reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$1,953	$(400)	$2,874	$206
Interest rate swap agreement	(76)	—	(254)	—
	$1,877	$(400)	$2,620	$206

For information regarding the line item locations of the net (losses) gains reclassified out of AOCL into the condensed consolidated condensed statements of operations, see Note 8, "Stockholders' Equity".

There were no gains or losses from ineffectiveness of these cash flow hedges recorded for the three and six months ended July 31, 2017 and 2016. All of the foreign currency forward contracts underlying the $3.0 million of net unrealized gains recorded in our accumulated other comprehensive loss at July 31, 2017 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and six months ended July 31, 2017 and 2016 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)		2017	2016	2017	2016
Foreign currency forward contracts	Other income (expense), net	$(912)	$(404)	$(1,282)	$(1,963)
Interest rate swap	Other income (expense), net	740	—	740	—
		$(172)	$(404)	$(542)	$(1,963)

12.	STOCK-BASED COMPENSATION

Amended and Restated Stock-Based Compensation Plan

On June 22, 2017, our stockholders approved the Verint Systems Inc. Amended and Restated 2015 Long-Term Stock Incentive Plan (the "2017 Amended Plan"), which amended and restated the Verint Systems Inc. 2015 Long-Term Stock Incentive Plan (the "2015 Plan"). As with the 2015 Plan, the 2017 Amended Plan authorizes our board of directors to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards, and performance compensation awards.

The 2017 Amended Plan amends and restates the 2015 Plan to, among other things, increase the number of shares available for issuance under the 2017 Amended Plan. Subject to adjustment as provided in the 2017 Amended Plan, up to an aggregate of (i) 7,975,000 shares of our common stock (on an option-equivalent basis), plus (ii) the number of shares of our common stock available for issuance under the 2015 Plan as of June 22, 2017, plus (iii) the number of shares of our common stock that become available for issuance as a result of awards made under the 2015 Plan or the 2017 Amended Plan that are forfeited, cancelled, exchanged, withheld or surrendered or terminate or expire, may be issued or transferred in connection with awards under the 2017 Amended Plan. Each stock option or stock-settled stock appreciation right granted under the 2017 Amended Plan will reduce the available plan capacity by one share and each other award will reduce the available plan capacity by 2.47 shares.

The 2017 Amended Plan expires on June 22, 2027.

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and six months ended July 31, 2017 and 2016:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2017	2016	2017	2016
Cost of revenue - product	$365	$399	$706	$512
Cost of revenue - service and support	1,713	1,863	2,965	3,254
Research and development, net	3,110	3,146	6,141	4,608
Selling, general and administrative	11,616	10,980	24,675	23,354
Total stock-based compensation expense	$16,804	$16,388	$34,487	$31,728

The following table summarizes stock-based compensation expense by type of award for the three and six months ended July 31, 2017, and 2016:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2017	2016	2017	2016
Restricted stock units and restricted stock awards	$15,307	$14,523	$28,749	$28,489
Stock bonus program and bonus share program	1,428	1,804	5,606	3,149
Total equity-settled awards	16,735	16,327	34,355	31,638
Phantom stock units (cash-settled awards)	69	61	132	90
Total stock-based compensation expense	$16,804	$16,388	$34,487	$31,728

Awards under our stock bonus and bonus share programs are accounted for as liability-classified awards, because the obligations are based predominantly on fixed monetary amounts that are generally known at inception of the obligation, to be settled with a variable number of shares of our common stock.

Restricted Stock Units

We periodically award restricted stock units ("RSUs") to our directors, officers, and other employees. These awards contain various vesting conditions and are subject to certain restrictions and forfeiture provisions prior to vesting. Some of these RSU awards to executive officers and certain employees vest upon the achievement of specified performance goals or market conditions (performance-based RSUs).

The following table (Award Activity Table) summarizes award activity (including stock-settled RSUs, performance-based stock-settled RSUs, and other awards which reduce available plan capacity) and related information for the six months ended July 31, 2017:

(in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value
Awards outstanding, January 31, 2017	2,742	$45.20
Awards granted	1,744	$40.13
Awards released	(1,323)	$46.08
Awards forfeited	(214)	$52.63
Awards outstanding, July 31, 2017	2,949	$41.29

Our RSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of July 31, 2017, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

With respect to our stock bonus program, activity presented in the table above only includes shares earned and released in consideration of the discount provided under that program. Consistent with the provisions of the 2015 Plan and the 2017 Amended Plan, other shares issued under the stock bonus program are not included in the table above because they do not reduce available plan capacity (since such shares are deemed to be purchased by the grantee at fair value in lieu of receiving an earned cash bonus). Activity presented in the table above includes all shares awarded and released under the bonus share program. Further details appear below under "Stock Bonus Program" and "Bonus Share Program".

The following table summarizes activity for performance-based RSUs for the six months ended July 31, 2017 and 2016 in isolation (these amounts are already included in the Award Activity Table above):

	Six Months Ended July 31,
(in thousands)	2017	2016
Beginning balance	438	332
Granted	204	313
Released	(50)	(159)
Forfeited	(86)	(42)
Ending balance	506	444

As of July 31, 2017, there was approximately $91.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years. The unrecognized compensation expense does not include compensation expense of up to $1.4 million related to shares for which a grant date has been established but the requisite service period has not begun.

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

The following table summarizes activity under the stock bonus program during the six months ended July 31, 2017 and 2016 in isolation. As noted above, shares issued in respect of the discount feature under the program reduce available plan capacity and are included in the Award Activity Table above. Other shares issued under the program do not reduce available plan capacity and are therefore excluded from the Award Activity Table above.

	Six Months Ended July 31,
(in thousands)	2017	2016
Shares in lieu of cash bonus - granted and released	21	25
Shares in respect of discount:
Granted	—	—
Released	—	2

In March 2017, our board of directors approved up to 125,000 shares of common stock, and a discount of 15%, for awards under our stock bonus programs for the year ending January 31, 2018.

Bonus Share Program

In February 2015, the board of directors authorized a separate program under which we may provide discretionary year-end bonuses to employees in the form of shares of common stock. Unlike the stock bonus program, there is no enrollment for this program and no discount feature. Similar to the accounting for the stock bonus program, obligations for these bonuses are accounted for as liabilities, because the obligations are based predominantly on fixed monetary amounts that are generally known, to be settled with a variable number of shares of common stock.

For bonuses in respect of the year ended January 31, 2017, the board of directors approved the use of up to 300,000 shares of common stock under this program. During the three months ended July 31, 2017, approximately 293,000 shares of common stock were awarded and released under the bonus share program in respect of the year ended January 31, 2017.

The combined accrued liabilities for the stock bonus program and the bonus share program were $2.6 million and $10.0 million at July 31, 2017 and January 31, 2017, respectively. As noted above, shares issued under this program are included in the Award Activity Table above

13.	COMMITMENTS AND CONTINGENCIES

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, for the six months ended July 31, 2017 and 2016:

	Six Months Ended July 31,
(in thousands)	2017	2016
Warranty liability at beginning of period	$962	$826
Provision (credited) charged to expenses	(12)	481
Warranty charges	(150)	(350)
Foreign currency translation and other	4	2
Warranty liability at end of period	$804	$959

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

On December 15, 2016, CTI filed with the Supreme Court a motion for leave to appeal the District Court's August 28, 2016 ruling. The plaintiffs did not file an appeal of the District Court's August 28, 2016 ruling. On February 5, 2017, the District Court approved the plaintiff's motion to appoint a new representative plaintiff, Mr. David Vaaknin, for the current or former employees of VSL who held unexercised CTI stock options at the time CTI suspended option exercises in replacement of Ms. Deutsch.

On August 8, 2017, the Supreme Court partially allowed CTI's appeal and ordered the case to be returned to the District Court to determine whether a cause of action exists in this case under New York law, based on CTI's previously submitted expert opinion and the opinion of any expert the plaintiffs elect to introduce. The District Court's decision on this question will act to either affirm its earlier ruling to certify a portion of the suit as a class action or to reverse this class certification. A hearing date before the District Court has not yet been set.

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

We measure the performance of our operating segments based on segment revenue and segment contribution.

Segment revenue includes adjustments associated with revenue of acquired companies which are not recognizable within GAAP revenue.  These adjustments primarily relate to the acquisition-date excess of the historical carrying value over the fair value of acquired companies’ future maintenance and service performance obligations. As the obligations are satisfied, we report our segment revenue using the historical carrying values of these obligations, which we believe better reflects our ongoing maintenance and service revenue streams, whereas GAAP revenue is reported using the obligations’ acquisition-date fair values. Segment revenue adjustments can also result from aligning an acquired company’s historical revenue recognition policies to our policies.

Segment contribution includes segment revenue and expenses incurred directly by the segment, including material costs, service costs, research and development, selling, marketing, and certain administrative expenses. When determining segment contribution, we do not allocate certain operating expenses which are provided by shared resources or are otherwise generally not controlled by segment management. These expenses are reported as “Shared support expenses” in our table of segment operating results, the majority of which are expenses for administrative support functions, such as information technology, human resources, finance, legal, and other general corporate support, and for occupancy expenses. These unallocated expenses also include procurement, manufacturing support, and logistics expenses.

In addition, segment contribution does not include amortization of acquired intangible assets, stock-based compensation, and other expenses that either can vary significantly in amount and frequency, are based upon subjective assumptions, or in certain cases are unplanned for or difficult to forecast, such as restructuring expenses and business combination transaction and integration expenses, all of which are not considered when evaluating segment performance.

Revenue from transactions between our operating segments is not material.

Operating results by segment for the three and six months ended July 31, 2017 and 2016 were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2017	2016	2017	2016
Revenue:
Customer Engagement
Segment revenue	$183,502	$179,346	$358,202	$351,760
Revenue adjustments	(3,434)	(2,018)	(8,149)	(5,507)
	180,068	177,328	350,053	346,253
Cyber Intelligence
Segment revenue	94,736	84,804	185,770	161,368
Revenue adjustments	(27)	(211)	(51)	(276)
	94,709	84,593	185,719	161,092
Total revenue	$274,777	$261,921	$535,772	$507,345

Segment contribution:
Customer Engagement	$65,679	$65,186	$124,988	$123,715
Cyber Intelligence	18,891	20,206	39,242	34,943
Total segment contribution	84,570	85,392	164,230	158,658

Reconciliation of segment contribution to operating income (loss):
Revenue adjustments	3,461	2,229	8,200	5,783
Shared support expenses	38,942	36,981	75,872	75,452
Amortization of acquired intangible assets	17,672	20,600	38,743	41,046
Stock-based compensation	16,804	16,388	34,487	31,728
Acquisition, integration, restructuring, and other unallocated expenses	3,745	5,445	12,367	12,191
Total reconciling items, net	80,624	81,643	169,669	166,200
Operating income (loss)	$3,946	$3,749	$(5,439)	$(7,542)

We identified certain net expenses incurred during the three and six months ended July 31, 2016 which were incorrectly charged against the segment contribution of our Cyber Intelligence segment, which instead should have been included within acquisition, integration, restructuring, and other unallocated expenses. As a result, the Cyber Intelligence segment contribution previously reported for the three months ended July 31, 2016 was overstated by $0.2 million, and for the six months ended July 31, 2016 was understated by $2.4 million, and acquisition, integration, restructuring, and other unallocated expenses were misstated in those periods in the opposite direction by a corresponding amount. The Cyber Intelligence segment contribution and acquisition, integration, restructuring, and other unallocated expenses for the three and six months ended July 31, 2016 as presented the table above reflect the correct classification of these net expenses.

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

This change in segment reporting is reflected in the condensed consolidated financial statements as of and for the three and six months ending July 31, 2017 included in this report. Comparative segment financial information provided for prior periods has been recast to conform to this revised segment structure.

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

•
Information technology and government spending. Our growth and results depend in part on general economic conditions and the pace of information technology spending by both commercial and governmental customers. In prior fiscal periods, we began to experience trends related to extended sales cycles, particularly for large projects, a reduction in deal sizes, and pressure in certain areas of our legacy business. We have made adjustments in response to these market trends, some of which we continue to see in areas of our business. We believe that these adjustments together with improvements in the economic environment and demand for our solutions will drive growth in both of our segments in the year ending January 31, 2018.

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

There were no significant changes to our critical accounting policies and estimates during the six months ended July 31, 2017.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and six months ended July 31, 2017 and 2016:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue	$274,777	$261,921	$535,772	$507,345
Operating income (loss)	$3,946	$3,749	$(5,439)	$(7,542)
Net loss attributable to Verint Systems Inc.	$(6,427)	$(11,705)	$(26,213)	$(29,161)
Net loss per common share attributable to Verint Systems Inc.:
Basic	$(0.10)	$(0.19)	$(0.42)	$(0.47)
Diluted	$(0.10)	$(0.19)	$(0.42)	$(0.47)

Three Months Ended July 31, 2017 compared to Three Months Ended July 31, 2016. Our revenue increased approximately $12.9 million, or 5%, to $274.8 million in the three months ended July 31, 2017 from $261.9 million in the three months ended July 31, 2016. The increase consisted of an $8.9 million increase in service and support revenue and a $4.0 million increase in product revenue.  In our Cyber Intelligence segment, revenue increased approximately $10.1 million, or 12%, from $84.6 million in the three months ended July 31, 2016 to $94.7 million in the three months ended July 31, 2017.  The increase consisted of a $7.1 million increase in service and support revenue and a $3.0 million increase in product revenue. In our Customer Engagement segment, revenue increased $2.8 million, or approximately 2%, from $177.3 million in the three months ended July 31, 2016 to $180.1 million in the three months ended July 31, 2017.  The increase consisted of a $1.8 million increase in service and support revenue and a $1.0 million increase in product revenue. For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, in Europe, the Middle East and Africa ("EMEA"), and in the Asia-Pacific ("APAC") regions represented approximately 51%, 31%, and 18% of our total revenue, respectively, in the three months ended July 31, 2017, compared to approximately 53%, 31%, and 16%, respectively, in the three months ended July 31, 2016. Further details of changes in revenue are provided below.

We reported operating income of $3.9 million in the three months ended July 31, 2017 compared to operating income of $3.7 million in the three months ended July 31, 2016.  The increase was primarily due to a $4.6 million increase in gross profit, from $159.5 million to $164.1 million, partially offset by a $4.4 million increase in operating expenses, from $155.7 million to $160.1 million. The increase in operating expenses consisted of a $2.3 million increase in selling, general and administrative expenses, and a $5.4 million increase in net research and development expenses, partially offset by a $3.3 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net loss attributable to Verint Systems Inc. was $6.4 million, and diluted net loss per common share was $0.10, in the three months ended July 31, 2017 compared to net loss attributable to Verint Systems Inc. of $11.7 million, and diluted net loss per common share of $0.19, in the three months ended July 31, 2016.  The decreased net loss attributable to Verint Systems Inc. and diluted net loss per common share in the three months ended July 31, 2017 was primarily due to an $8.5 million decrease in total other expense, net, partially offset by a $3.4 million increase in provision for income taxes. The $8.5 million decrease in total other expense, net, consisted primarily of a $6.2 million increase in foreign currency gains, net and a $3.9 million decrease in other, net expense, partially offset by a $1.9 million loss on early retirement of debt. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the three months ended July 31, 2017 to average exchange rates for the three months ended July 31, 2016, the U.S. dollar strengthened relative to the British pound sterling, resulting in an overall decrease in our revenue on a U.S. dollar-denominated basis. Furthermore, the U.S. dollar weakened relative to our Israeli shekel rate (hedged and unhedged), resulting in an overall increase in cost of revenue and operating expenses on a U.S. dollar-denominated basis.  For the three months ended July 31, 2017, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended July 31, 2016, our revenue would have been approximately $0.6 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $0.6 million lower, which would have resulted in a $1.2 million increase in our operating income.

Six Months Ended July 31, 2017 compared to Six Months Ended July 31, 2016. Our revenue increased approximately $28.5 million, or 6%, to $535.8 million in the six months ended July 31, 2017 from $507.3 million in the six months ended July 31, 2016. The increase consisted of a $18.1 million increase in product revenue and a $10.4 million increase in service and support revenue.  In our Cyber Intelligence segment, revenue increased approximately $24.6 million, or 15%, from $161.1 million in the six months ended July 31, 2016 to $185.7 million in the six months ended July 31, 2017.  The increase consisted of a $18.6 million increase in product revenue and a $6.0 million increase in service and support revenue. In our Customer Engagement segment, revenue increased $3.8 million, or approximately 1%, from $346.3 million in the six months ended July 31, 2016 to $350.1 million in the six months ended July 31, 2017.  The increase consisted of a $4.3 million increase in service and support revenue, partially offset by a $0.5 million decrease in product revenue. For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, in Europe, the Middle East and Africa ("EMEA"), and in the Asia-Pacific ("APAC") regions represented approximately 53%, 31%, and 16% of our total revenue, respectively, in the six months ended July 31, 2017, compared to approximately 54%, 30%, and 16%, respectively, in the six months ended July 31, 2016. Further details of changes in revenue are provided below.

We reported an operating loss of $5.4 million in the six months ended July 31, 2017 compared to an operating loss of $7.5 million in the six months ended July 31, 2016.  The smaller operating loss was primarily due to a $10.1 million increase in gross profit, from $304.2 million to $314.3 million, partially offset by a $8.0 million increase in operating expenses, from $311.7 million to $319.7 million. The increase in operating expenses consisted of a $4.1 million increase in selling, general and administrative expenses, and a $7.0 million increase in net research and development expenses, partially offset by a $3.1 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net loss attributable to Verint Systems Inc. was $26.2 million, and diluted net loss per common share was $0.42, in the six months ended July 31, 2017 compared to net loss attributable to Verint Systems Inc. of $29.2 million, and diluted net loss per common share of $0.47, in the six months ended July 31, 2016.  The smaller net loss attributable to Verint Systems Inc. and diluted net loss per common share in the six months ended July 31, 2017 was primarily due to a decrease in operating loss as discussed above, a $1.4 million increase in net gains on derivative instruments, a $3.4 million increase in other income, net, and a $0.5 million decrease in net income attributable to noncontrolling interests. These were partially offset by a $1.9 million loss on early retirement of debt, a $2.2 million increase in provision for income taxes, and a $0.8 million increase in interest expense. Further details of these changes are provided below.

When comparing average exchange rates for the six months ended July 31, 2017 to average exchange rates for the six months ended July 31, 2016, the U.S. dollar strengthened relative to the British pound sterling, resulting in an overall decrease in our revenue, cost of revenue and operating expenses on a U.S. dollar-denominated basis.  For the six months ended July 31, 2017, had foreign currency exchange rates remained unchanged from rates in effect for the six months ended July 31, 2016, our revenue would have been approximately $3.4 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $1.2 million higher, which would have resulted in a $2.2 million decrease in our operating loss.

As of July 31, 2017, we employed approximately 5,000 professionals, including part-time employees and certain contractors, as compared to 4,900 at July 31, 2016.

Revenue by Operating Segment

The following table sets forth revenue for each of our two operating segments for the three and six months ended July 31, 2017 and 2016:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2017	2016	2017 - 2016	2017	2016	2017 - 2016
Customer Engagement	$180,068	$177,328	2%	$350,053	$346,253	1%
Cyber Intelligence	94,709	84,593	12%	185,719	161,092	15%
Total revenue	$274,777	$261,921	5%	$535,772	$507,345	6%

Customer Engagement Segment

Three Months Ended July 31, 2017 compared to Three Months Ended July 31, 2016. Customer Engagement revenue increased approximately $2.8 million, or 2%, from $177.3 million in the three months ended July 31, 2016 to $180.1 million in the three months ended July 31, 2017.  The increase consisted of a $1.8 million increase in service and support revenue and a $1.0 million increase in product revenue. The increase in service revenue was primarily attributable to growth in sales of our cloud-based solutions in the three months ended July 31, 2017 compared to the three months ended July 31, 2016. The increase in product revenue primarily reflects a modest increase in product deliveries in the three months ended July 31, 2017 compared to the three months ended July 31, 2016.

Six Months Ended July 31, 2017 compared to Six Months Ended July 31, 2016. Customer Engagement revenue increased approximately $3.8 million, or 1%, from $346.3 million in the six months ended July 31, 2016 to $350.1 million in the six months ended July 31, 2017.  The increase consisted of a $4.3 million increase in service and support revenue, partially offset by a $0.5 million decrease in product revenue. We continue to experience a shift in our revenue mix from product revenue to service and support revenue as a result of several factors, including a higher component of service offerings in our standard arrangements (including licenses sold through cloud deployment), an increase in services associated with customer product upgrades, and growth in our customer install base. The increase in service revenue was primarily attributable to growth in sales of our cloud-based solutions in the six months ended July 31, 2017 compared to the six months ended July 31, 2016.

Cyber Intelligence Segment

Three Months Ended July 31, 2017 compared to Three Months Ended July 31, 2016. Cyber Intelligence revenue increased approximately $10.1 million, or 12%, from $84.6 million in the three months ended July 31, 2016 to $94.7 million in the three months ended July 31, 2017.  The increase consisted of a $7.1 million increase in service and support revenue and a $3.0 million increase in product revenue. The increase in service and support revenue was primarily attributable to increases in progress realized during the current year on projects with revenue recognized using the percentage of completion ("POC") method and growth in sales of our cloud-based solutions, partially offset by a decrease in support revenue from existing customers. The increase in product revenue was due to an increase in product deliveries, partially offset by a decrease in progress realized during the current year on projects with revenue recognized using the POC method.

Six Months Ended July 31, 2017 compared to Six Months Ended July 31, 2016. Cyber Intelligence revenue increased approximately $24.6 million, or 15%, from $161.1 million in the six months ended July 31, 2016 to $185.7 million in the six months ended July 31, 2017.  The increase consisted of an $18.6 million increase in product revenue and a $6.0 million increase in service and support revenue. The increase in product revenue was due to an increase in product deliveries and an increase in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in previous fiscal years. The increase in service and support revenue was primarily attributable to an increase in progress realized during the current year on projects with revenue recognized using the POC method and growth in sales of our cloud-based solutions, partially offset by a decrease in support revenue from existing customers and other value added services.

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

The following table sets forth product revenue and service and support revenue for the three and six months ended July 31, 2017 and 2016:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2017	2016	2017 - 2016	2017	2016	2017 - 2016
Product revenue	$94,412	$90,456	4%	$184,229	$166,168	11%
Service and support revenue	180,365	171,465	5%	351,543	341,177	3%
Total revenue	$274,777	$261,921	5%	$535,772	$507,345	6%

Product Revenue

Three Months Ended July 31, 2017 compared to Three Months Ended July 31, 2016. Product revenue increased approximately $4.0 million, or 4%, from $90.4 million for the three months ended July 31, 2016 to $94.4 million for the three months ended July 31, 2017, resulting from a $3.0 million increase in our Cyber Intelligence segment and a $1.0 million increase in our Customer Engagement segment.

Six Months Ended July 31, 2017 compared to Six Months Ended July 31, 2016. Product revenue increased approximately $18.1 million, or 11%, from $166.1 million for the six months ended July 31, 2016 to $184.2 million for the six months ended July 31, 2017, resulting from an $18.6 million increase in our Cyber Intelligence segment, partially offset by a $0.5 million decrease in our Customer Engagement segment.

For additional information see "—Revenue by Operating Segment".

Service and Support Revenue

Three Months Ended July 31, 2017 compared to Three Months Ended July 31, 2016. Service and support revenue increased approximately $8.9 million, or 5%, from $171.5 million for the three months ended July 31, 2016 to $180.4 million for the three months ended July 31, 2017.  This increase was primarily attributable to a $7.1 million increase in our Cyber Intelligence segment and a $1.8 million increase in our Customer Engagement segment.

Six Months Ended July 31, 2017 compared to Six Months Ended July 31, 2016. Service and support revenue increased approximately $10.4 million, or 3%, from $341.2 million for the six months ended July 31, 2016 to $351.6 million for the six months ended July 31, 2017.  This increase was primarily attributable to a $6.0 million increase in our Cyber Intelligence segment and a $4.3 million increase in our Customer Engagement segment.

For additional information see "— Revenue by Operating Segment".

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the three and six months ended July 31, 2017 and 2016:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2017	2016	2017 - 2016	2017	2016	2017 - 2016
Cost of product revenue	$31,944	$26,573	20%	$65,868	$52,956	24%
Cost of service and support revenue	69,200	66,754	4%	136,545	131,885	4%
Amortization of acquired technology	9,530	9,134	4%	19,064	18,314	4%
Total cost of revenue	$110,674	$102,461	8%	$221,477	$203,155	9%

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

As with many other technology companies, our software products tend to have higher gross margins than our hardware products, so the mix of products we sell in a particular period can have a significant impact on our gross margins in that period.

Three Months Ended July 31, 2017 compared to Three Months Ended July 31, 2016. Cost of product revenue increased approximately $5.3 million, or 20%, from $26.6 million in the three months ended July 31, 2016 to $31.9 million in the three months ended July 31, 2017 primarily due to increased cost of revenue in our Cyber Intelligence segment as a result of an increase in material costs due to increased revenue activity as discussed above. Our overall product gross margins decreased to 66% in the three months ended July 31, 2017 from 71% in the three months ended July 31, 2016. Product gross margins in our Cyber Intelligence segment decreased from 63% in the three months ended July 31, 2016 to 55% in the three months ended July 31, 2017 primarily due to a change in product mix.  Product gross margins in our Customer Engagement segment decreased from 84% in the three months ended July 31, 2016 to 82% in the three months ended July 31, 2017 primarily due to a change in product mix.

Six Months Ended July 31, 2017 compared to Six Months Ended July 31, 2016. Cost of product revenue increased approximately $12.9 million, or 24%, from $53.0 million in the six months ended July 31, 2016 to $65.9 million in the six months ended July 31, 2017 primarily due to increased cost of revenue in our Cyber Intelligence segment as a result of an increase in material costs and increase in contractor expense primarily due to increased revenue activity as discussed above. Our overall product gross margins decreased to 64% in the six months ended July 31, 2017 from 68% in the six months ended July 31, 2016. Product gross margins in our Cyber Intelligence segment decreased from 59% in the six months ended July 31, 2016 to 55% in the six months ended July 31, 2017 primarily due to a change in product mix.  Product gross margins in our Customer Engagement segment decreased from 82% in the six months ended July 31, 2016 to 80% in the six months ended July 31, 2017 primarily due to a change in product mix.

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

Three Months Ended July 31, 2017 compared to Three Months Ended July 31, 2016. Cost of service and support revenue increased approximately $2.4 million, or 4%, from $66.8 million in the three months ended July 31, 2016 to $69.2 million in the three months ended July 31, 2017. The increase was primarily attributable to increased contractor expense as a result of increased use of contractors in our Cyber Intelligence segment in the three months ended July 31, 2017 compared to the three months ended July 31, 2016. Our overall service and support gross margins increased from 61% in the three months ended July 31, 2016 to 62% in the three months ended July 31, 2017.

Six Months Ended July 31, 2017 compared to Six Months Ended July 31, 2016. Cost of service and support revenue increased approximately $4.6 million, or 3%, from $131.9 million in the six months ended July 31, 2016 to $136.5 million in the six months ended July 31, 2017. The increase was primarily attributable to increased contractor expense as a result of increased use of contractors in our Cyber Intelligence and Customer Engagement segments in the six months ended July 31, 2017 compared to the six months ended July 31, 2016. Our overall service and support gross margins were 61% in each of the six months ended July 31, 2017 and 2016.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended July 31, 2017 compared to Three Months Ended July 31, 2016. Amortization of acquired technology increased approximately $0.4 million, or 4%, from $9.1 million in the three months ended July 31, 2016 to $9.5 million in the three months ended July 31, 2017. The increase was attributable to amortization expense of acquired technology-based intangible assets associated with recent business combinations, partially offset by a decrease in amortization expense as a result of acquired technology intangibles from historical business combinations becoming fully amortized.

Six Months Ended July 31, 2017 compared to Six Months Ended July 31, 2016. Amortization of acquired technology increased approximately $0.8 million, or 4%, from $18.3 million in the six months ended July 31, 2016 to $19.1 million in the six months ended July 31, 2017. The increase was attributable to amortization expense of acquired technology-based intangible assets associated with recent business combinations, partially offset by a decrease in amortization expense as a result of acquired technology intangibles from historical business combinations becoming fully amortized.

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

The following table sets forth research and development, net for the three and six months ended July 31, 2017 and 2016:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2017	2016	2017 - 2016	2017	2016	2017 - 2016
Research and development, net	$48,521	$43,099	13%	$94,754	$87,819	8%

Three Months Ended July 31, 2017 compared to Three Months Ended July 31, 2016. Research and development, net increased approximately $5.4 million, or 13%, from $43.1 million in the three months ended July 31, 2016 to $48.5 million in the three months ended July 31, 2017.  The increase is primarily due to a $3.6 million increase in employee compensation and related expense primarily due to increased headcount of research and development employees, a $0.8 million increase in contractor expense primarily due to increased use of contractors for research and development activities in our Cyber Intelligence segment in the three months ended July 31, 2017 compared to the three months ended July 31, 2016, and a $0.3 million decrease in research and development reimbursements under governmental programs.

Six Months Ended July 31, 2017 compared to Six Months Ended July 31, 2016. Research and development, net increased approximately $7.0 million, or 8%, from $87.8 million in the six months ended July 31, 2016 to $94.8 million in the six months ended July 31, 2017.  The increase is primarily due to a $2.3 million increase in employee compensation and related expense due primarily to increased headcount of research and development employees, a $1.1 million increase in contractor expense primarily due to increased use of contractors for research and development activities in our Cyber Intelligence segment in the six months ended July 31, 2017 compared to the six months ended July 31, 2016, a $0.6 million decrease in research and development reimbursements under governmental programs, and a $1.5 million increase in stock-based compensation expense attributable to research and development employees related to our bonus share program (which is discussed in Note 12, "Stock-based Compensation" to our condensed consolidated financial statements included under Part I, Item 1 of this report).

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three and six months ended July 31, 2017 and 2016:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2017	2016	2017 - 2016	2017	2016	2017 - 2016
Selling, general and administrative	$103,494	$101,146	2%	$205,301	$201,181	2%

Three Months Ended July 31, 2017 compared to Three Months Ended July 31, 2016. Selling, general and administrative expenses increased approximately $2.4 million, or 2%, from $101.1 million in the three months ended July 31, 2016 to $103.5 million in the three months ended July 31, 2017. This increase was primarily attributable to an increase in employee compensation expense and contractor expense, offset by a decrease in the change in fair value of our obligations under contingent consideration arrangements during the three months ended July 31, 2017 compared to the three months ended July 31, 2016.

Six Months Ended July 31, 2017 compared to Six Months Ended July 31, 2016. Selling, general and administrative expenses increased approximately $4.1 million, or 2%, from $201.2 million in the six months ended July 31, 2016 to $205.3 million in the six months ended July 31, 2017. This increase was primarily attributable to an increase in contractor expense and stock-based compensation expense, offset by a decrease in selling, general, and administrative expense as a result of increased capitalization of costs associated with capitalized software development for internal use during the six months ended July 31, 2017 compared to the six months ended July 31, 2016.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names, and non-compete agreements.

The following table sets forth amortization of other acquired intangible assets for the three and six months ended July 31, 2017 and 2016:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2017	2016	2017 - 2016	2017	2016	2017 - 2016
Amortization of other acquired intangible assets	$8,142	$11,466	(29)%	$19,679	$22,732	(13)%

Three Months Ended July 31, 2017 compared to Three Months Ended July 31, 2016. Amortization of other acquired intangible assets decreased approximately $3.4 million, or 29%, from $11.5 million in the three months ended July 31, 2016 to $8.1 million in the three months ended July 31, 2017 as a result of acquired customer related intangible assets from historical business combinations becoming fully amortized, partially offset by an increase in amortization expense from acquired intangible assets from recent business combinations.

Six Months Ended July 31, 2017 compared to Six Months Ended July 31, 2016. Amortization of other acquired intangible assets decreased approximately $3.0 million, or 13%, from $22.7 million in the six months ended July 31, 2016 to $19.7 million in the six months ended July 31, 2017 as a result of acquired customer related intangible assets from historical business combinations becoming fully amortized, partially offset by an increase in amortization expense from acquired intangible assets from recent business combinations.

Further discussion regarding our business combinations appears in Note 4, "Business Combinations" to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the three and six months ended July 31, 2017 and 2016:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2017	2016	2017 - 2016	2017	2016	2017 - 2016
Interest income	$809	$313	158%	$1,139	$466	144%
Interest expense	(9,118)	(8,724)	5%	(18,106)	(17,268)	5%
Loss on early retirement of debt	(1,934)	—	*	(1,934)	—	*
Other income (expense):
Foreign currency gains (losses), net	4,283	(1,903)	*	3,859	4,022	(4)%
Losses on derivatives	(171)	(404)	(58)%	(541)	(1,963)	(72)%
Other, net	871	(3,051)	(129)%	(224)	(3,598)	(94)%
Total other income (expense), net	4,983	(5,358)	*	3,094	(1,539)	*
Total other expense, net	$(5,260)	$(13,769)	(62)%	$(15,807)	$(18,341)	(14)%

* Percentage is not meaningful.

Three Months Ended July 31, 2017 compared to Three Months Ended July 31, 2016. Total other expense, net, decreased by $8.5 million from $13.8 million in the three months ended July 31, 2016 to $5.3 million in the three months ended July 31, 2017.

Interest expensed increased from $8.7 million in the three months ended July 31, 2016 to $9.1 million in the three months ended July 31, 2017 primarily due to higher interest rates on outstanding borrowings.

In the three months ended July 31, 2017 we entered into a new credit agreement with certain lenders and terminated our prior credit agreement. In connection with these transactions, we recorded a $1.9 million loss on early retirement of debt. There were no comparable charges in the three months ended July 31, 2016.

We recorded $4.3 million of net foreign currency gains in the three months ended July 31, 2017 compared to $1.9 million of net foreign currency losses in the three months ended July 31, 2016.  Foreign currency gains in the three months ended July 31, 2017 resulted primarily from the weakening of the U.S. dollar against the euro from April 30, 2017 to July 31, 2017, resulting in foreign currency gains on U.S dollar-denominated net liabilities in certain entities which use euro functional currency, the strengthening of the euro against the British pound sterling, resulting in foreign currency gains on euro-denominated net assets in certain entities which use a British pound sterling functional currency, and the weakening of the U.S. dollar against the Singapore dollar, resulting in foreign currency gains on Singapore dollar-denominated net assets in certain entities which use a U.S. dollar functional currency,

Other, net expense decreased from an expense of $3.1 million to a net benefit of $0.9 million primarily due to the resolution of a previously accrued sales tax contingency in our APAC region in the three months ended July 31, 2017.

Six Months Ended July 31, 2017 compared to Six Months Ended July 31, 2016. Total other expense, net, decreased by $2.5 million from $18.3 million in the six months ended July 31, 2016 to $15.8 million in the six months ended July 31, 2017.

Interest expensed increased from $17.3 million in the six months ended July 31, 2016 to $18.1 million in the six months ended July 31, 2017 primarily due to higher interest rates on outstanding borrowings.

In the six months ended July 31, 2017 we entered into a new credit agreement with certain lenders and terminated our prior credit agreement. In connection with these transactions, we recorded a $1.9 million loss on early retirement of debt. There were no comparable charges in the six months ended July 31, 2016.

We recorded $3.9 million of net foreign currency gains in the six months ended July 31, 2017 compared to $4.0 million of net foreign currency gains in the six months ended July 31, 2016.  Foreign currency gains in the six months ended July 31, 2017 resulted primarily from the weakening of the U.S. dollar against the euro from January 31, 2017 to July 31, 2017, resulting in foreign currency gains on U.S dollar-denominated net liabilities in certain entities which use euro functional currency, and the weakening of the U.S. dollar against the Singapore dollar, resulting in foreign currency gains on Singapore dollar-denominated net assets in certain entities which use a U.S. dollar functional currency,

In the six months ended July 31, 2017, there were net losses on derivative financial instruments (not designated as hedging instruments) of $0.5 million, compared to net losses of $2.0 million on such instruments for the six months ended July 31, 2016.  The net losses in the current year primarily reflected losses on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Brazilian real.

Other, net expense decreased $3.4 million primarily due to the resolution of a previously accrued sales tax contingency in our APAC region in the six months ended July 31, 2017.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three and six months ended July 31, 2017 and 2016:

	Three Months Ended July 31,		% Change	Six Months Ended July 31,		% Change
(in thousands)	2017	2016	2017 - 2016	2017	2016	2017 - 2016
Provision for income taxes	$4,452	$1,058	321%	$3,560	$1,388	156%

Three Months Ended July 31, 2017 compared to Three Months Ended July 31, 2016. Our effective income tax rate was negative 338.8% for the three months ended July 31, 2017, compared to a negative effective income tax rate of 10.6% for the three months ended July 31, 2016.  For the three months ended July 31, 2017, the pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was slightly lower than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $4.5 million on a pre-tax loss of $1.3 million, which represented an effective income tax rate of 338.8%.

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

Six Months Ended July 31, 2017 compared to Six Months Ended July 31, 2016. Our effective income tax rate was negative 16.8% for the six months ended July 31, 2017, compared to a negative effective income tax rate of 5.4% for the six months ended July 31, 2016.  For the six months ended July 31, 2017, pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was significantly lower than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $3.6 million on a pre-tax loss of $21.2 million, which represented a negative effective income tax rate of 16.8%.

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

On June 29, 2017, we entered into a new Credit Agreement (the “2017 Credit Agreement”) with certain lenders, and terminated our Prior Credit Agreement. The 2017 Credit Agreement provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “2017 Term Loan”) and a $300.0 million revolving credit facility maturing on June 29, 2022 (the “2017 Revolving Credit Facility”), subject to increase and reduction from time to time according to the terms of the 2017 Credit Agreement. The majority of the proceeds from the 2017 Term Loan were used to repay all $406.9 million owed under the 2014 Term Loans at June 29, 2017 upon termination of the Prior Credit Agreement.

There were no borrowings under the Prior Revolving Credit Facility at June 29, 2017. Further discussion of our Credit Agreement appears below, under "Financing Arrangements".

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We have used cash as consideration for substantially all of our historical business acquisitions, including approximately $16.9 million of net cash expended for business acquisitions during the six months ended July 31, 2017, and $72.3 million of net cash expended for business acquisitions during the six months ended July 31, 2016.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise additional equity or debt capital in the capital markets.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $369.9 million and $282.1 million as of July 31, 2017 and January 31, 2017, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and bank time deposits of $31.5 million and $54.6 million at July 31, 2017 and January 31, 2017, respectively. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months or for the foreseeable future.

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

The following table summarizes our total cash, cash equivalents, restricted cash and bank time deposits, and short-term investments, as well as our total debt, as of July 31, 2017 and January 31, 2017:

	July 31,	January 31,
(in thousands)	2017	2017
Cash and cash equivalents	$365,138	$307,363
Restricted cash and bank time deposits (excluding long term portions)	35,673	9,198
Short-term investments	8,410	3,184
Total cash, cash equivalents, restricted cash and bank time deposits, and short-term investments	$409,221	$319,745
Total debt, including current portion	$768,365	$748,871

Condensed Consolidated Cash Flow Activity
The following table summarizes selected items from our condensed consolidated statements of cash flows for the three months ended July 31, 2017 and 2016:

	Six Months Ended July 31,
(in thousands)	2017	2016
Net cash provided by operating activities	$98,510	$69,296
Net cash used in investing activities	(41,853)	(57,338)
Net cash provided by (used in) financing activities	389	(21,612)
Effect of foreign currency exchange rate changes on cash and cash equivalents	729	(2,335)
Net increase (decrease) in cash and cash equivalents	$57,775	$(11,989)

Our operating activities generated $98.5 million of cash during the six months ended July 31, 2017, which was offset by $41.5 million of net cash used in combined investing and financing activities during this period.  Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income, as adjusted for non-cash items and working capital changes. Operating activities generated $98.5 million of net cash during the six months ended July 31, 2017, compared to $69.3 million generated during the six months ended July 31, 2016.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the six months ended July 31, 2017, our investing activities used $41.9 million of net cash, including $16.9 million of net cash utilized for business acquisitions, $16.5 million of payments for property, equipment and capitalized software development costs, and $5.1 million of net purchases of short-term investments, partially offset by $3.4 million of net cash provided by other investing activities, consisting primarily of an increase in restricted cash and bank time deposits during the period. Restricted cash and bank time deposits are typically short-term deposits used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period.

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

We had no significant commitments for capital expenditures at July 31, 2017.

Net Cash Provided by (Used in) Financing Activities

For the six months ended July 31, 2017, our financing activities provided $0.4 million of net cash. On June 29, 2017, we entered into the 2017 Credit Agreement with certain lenders, under which we received net proceeds of $424.5 million from the 2017 Term Loan, the majority of which were used to repay all $406.9 million owed under the 2014 Term Loans at June 29, 2017 upon termination of the Prior Credit Agreement. Other financing activities during the six months ended July 31, 2017 included $6.5 million paid for debt issuance costs, $7.1 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and a $0.7 million dividend payment to a noncontrolling interest shareholder of one of our subsidiaries.

For the six months ended July 31, 2016, our financing activities used $21.6 million of net cash, the most significant portions of which were payments of $17.2 million of purchases of treasury stock under our share repurchase program, and $3.2 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations.

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

We did not acquire any shares of treasury stock during the six months ended July 31, 2017 under this program.

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

As of July 31, 2017, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of July 31, 2017, we had not purchased any shares under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of July 31, 2017, no Warrants had been exercised and all Warrants remained outstanding.

Credit Agreements

On June 29, 2017, we entered into a new Credit Agreement (the “2017 Credit Agreement”) with certain lenders and terminated the Prior Credit Agreement.

The 2017 Credit Agreement provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “2017 Term Loan”) and a $300.0 million revolving credit facility maturing on June 29, 2022 (the “2017 Revolving Credit Facility”), subject to increase and reduction from time to time according to the terms of the 2017 Credit Agreement. The maturity dates of the 2017 Term Loan and 2017 Revolving Credit Facility will be accelerated to March 1, 2021 if on such date any Notes remain outstanding.
The majority of the proceeds from the 2017 Term Loan were used to repay all $406.9 million owed under the 2014 Term Loans at June 29, 2017 upon termination of the Prior Credit Agreement. There were no borrowings under the Prior Revolving Credit Facility at June 29, 2017.
As of July 31, 2017, the interest rate on 2017 Term Loan was 3.47%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 3.65% at July 31, 2017. As of January 31, 2017 the weighted-average interest rate on the 2014 Terms Loans was 3.58%.
On February 11, 2016, we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution to partially mitigate risks associated with the variable interest rate on our term loans, under which we will pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million. Although the Prior Credit Agreement was terminated on June 29, 2017, the interest rate swap agreement remains in effect, and serves as an economic hedge to partially mitigate the risk of higher borrowing costs under our 2017 Credit Agreement resulting from increases in market interest rates. The interest rate swap agreement is no longer formally designated as a cash flow hedge for accounting purposes, and therefore settlements are reported within other income (expense), net on the condensed consolidated statement of operations, not within interest expense.

The 2017 Term Loan requires quarterly principal payments of approximately $1.1 million commencing on August 1, 2017, with the remaining balance due on June 29, 2024. Optional prepayments of loans under the 2017 Credit Agreement are generally permitted without premium or penalty.
The 2017 Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The 2017 Credit Agreement also contains a financial covenant that, solely with respect to the 2017 Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. At July 31, 2017, our Leverage Ratio was approximately 2.8 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2017 Credit Agreement.

Contractual Obligations

Our Annual Report on Form 10-K for the year ended January 31, 2017 includes a table summarizing our contractual obligations of approximately $1.1 billion as of January 31, 2017, including approximately $900 million for long-term debt obligations, including projected future interest. That table appears under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the report. As described above under "Financing Arrangements", during the six months ended July 31, 2017, we entered into the 2017 Credit Agreement and terminated our Prior Credit Agreement. As a result, our long-term debt obligations, including projected future interest (assuming future interest rates remain consistent with current interest rates), have increased from approximately $900 million at January 31, 2017 to approximately $950 million at July 31, 2017. Details regarding our long-term debt obligations are provided in Note 6, "Long-Term Debt" to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other than the impact of the transactions described above, we believe that our contractual obligations and commercial commitments did not materially change during the six months ended July 31, 2017.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the six months ended July 31, 2017, we made $9.3 million of payments under contingent consideration arrangements. As of July 31, 2017, potential future cash payments and earned consideration expected to be paid subsequent to July 31, 2017 under contingent consideration arrangements total $92.9 million, the estimated fair value of which was $50.1 million, including $13.2 million reported in accrued expenses and other current liabilities, and $36.9 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2022.

Off-Balance Sheet Arrangements

As of July 31, 2017, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Interest Rate Risk on Our Debt

On June 29, 2017, we entered into the 2017 Credit Agreement with certain lenders and terminated our Prior Credit Agreement.
The 2017 Credit Agreement provides for $725.0 million of senior secured credit facilities, comprised of a $425.0 million term loan maturing on June 29, 2024 (the “2017 Term Loan”) and a $300.0 million revolving credit facility maturing on June 29, 2022 (the “2017 Revolving Credit Facility”), subject to increase and reduction from time to time according to the terms of the 2017 Credit Agreement.

Interest rates on loans under the 2017 Credit Agreement are periodically reset, at our option, at either a Eurodollar Rate or an ABR rate (each as defined in the 2017 Credit Agreement), plus in each case a margin. The margin for the 2017 Term Loan is fixed at 2.25% for Eurodollar loans, and at 1.25% for ABR loans. For loans under the 2017 Revolving Credit Facility, the margin is determined by reference to our Consolidated Total Debt to Consolidated EBITDA (each as defined in the 2017 Credit Agreement) leverage ratio. Because the interest rates applicable to borrowings under the 2017 Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing.

As of July 31, 2017, the interest rate on 2017 Term Loan was 3.47%. There were no borrowings outstanding under the 2017 Revolving Credit Facility at that date.

To partially mitigate risks associated with the variable interest rates on the term loan borrowings under our Prior Credit Agreement, in February 2016 we executed a pay-fixed, receive-variable interest rate swap agreement with a multinational financial institution under which we pay interest at a fixed rate of 4.143% and receive variable interest of three-month LIBOR (subject to a minimum of 0.75%), plus a spread of 2.75%, on a notional amount of $200.0 million. Although the Prior Credit Agreement was terminated on June 29, 2017, the interest rate swap agreement remains in effect, and serves as an economic hedge to partially mitigate the risk of higher borrowing costs under our 2017 Credit Agreement resulting from increases in market interest rates. The interest rate swap agreement is no longer formally designated as a cash flow hedge for accounting purposes, and therefore settlements are reported within other income (expense), net on the condensed consolidated statement of operations, not within interest expense.

Settlements with the counterparty under the interest rate swap agreement occur quarterly, and the agreement will terminate on September 6, 2019.

The section entitled "Quantitative and Qualitative Disclosures About Market Risk" under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2017 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Other than as described above under "Interest Rate Risk on Our Debt", we believe that our market risk profile did not materially change during the six months ended July 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of July 31, 2017.  Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2017.

Changes in Internal Control Over Financial Reporting

During the three months ended July 31, 2017, we deployed a global upgrade of our existing Oracle-based enterprise resource planning (“ERP”) system, and implemented the first phase of a new global revenue management solution. These system implementations are intended to increase efficiency and better align our processes throughout the organization.  As discussed in "Risk Factors" under Part I, Item 1A in our Annual Report on Form 10-K for the year ended January 31, 2017, implementations such as these are complex and we cannot assure you that we will not experience problems during or following such implementations, including among others, potential disruptions in our ability to report accurate and timely financial results. As a result of these system changes, we modified certain existing process controls and implemented new process controls to adapt to changes arising from the new systems.

There were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended July 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 29, 2016, we announced that our board of directors had authorized a share repurchase program whereby we may make up to $150 million in purchases of our outstanding shares of common stock over the two years following the date of announcement. Under the share repurchase program, purchases can be made from time to time using a variety of methods, which may include open market purchases. The specific timing, price and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations, including the amount of cash generated in the U.S. and other potential uses of cash, such as acquisitions. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The authorization of the share repurchase program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time. There was no share repurchase activity during the three months ended July 31, 2017.

We periodically purchase treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during a company-imposed trading blackout or lockup periods. There was no such activity during the three months ended July 31, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended July 31, 2017:

Number	Description	Filed Herewith / Incorporated by Reference from
10.1	Verint Systems Inc. Amended and Restated 2015 Long-Term Stock Incentive Plan*	Form 8-K filed on June 26, 2017
10.2	Credit Agreement dated June 29, 2017, among Verint Systems Inc., as borrower, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent	Form 8-K filed on July 6, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350 (1)	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Verint Systems Inc.

September 6, 2017	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)