Form 10-Q
period 2017-10-31
VERINT SYSTEMS INC
filed 2017-12-06
CIK 1166388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2017
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

There were 63,781,211 shares of the registrant’s common stock outstanding on November 15, 2017.

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

iii

Part I

Item 1.     Financial Statements

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	October 31,	January 31,
(in thousands, except share and per share data)	2017	2017
Assets
Current Assets:
Cash and cash equivalents	$312,666	$307,363
Restricted cash and bank time deposits	63,326	9,198
Short-term investments	6,411	3,184
Accounts receivable, net of allowance for doubtful accounts of $2.2 million and $1.8 million, respectively	284,050	266,590
Inventories	19,522	17,537
Deferred cost of revenue	4,271	3,621
Prepaid expenses and other current assets	81,436	64,561
Total current assets	771,682	672,054
Property and equipment, net	85,248	77,551
Goodwill	1,304,971	1,264,818
Intangible assets, net	199,545	235,259
Capitalized software development costs, net	7,881	9,509
Long-term deferred cost of revenue	3,402	5,463
Other assets	70,224	98,130
Total assets	$2,442,953	$2,362,784

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$73,820	$62,049
Accrued expenses and other current liabilities	220,772	217,835
Deferred revenue	166,945	182,515
Total current liabilities	461,537	462,399
Long-term debt	766,006	744,260
Long-term deferred revenue	24,095	20,912
Other liabilities	117,948	120,173
Total liabilities	1,369,586	1,347,744
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $0.001 par value; authorized 2,207,000 shares at October 31, 2017 and January 31, 2017, respectively; none issued.	—	—
Common stock - $0.001 par value; authorized 120,000,000 shares. Issued 65,442,000 and 64,073,000 shares; outstanding 63,781,000 and 62,419,000 shares at October 31, 2017 and January 31, 2017, respectively.	65	64
Additional paid-in capital	1,505,492	1,449,335
Treasury stock, at cost - 1,661,000 and 1,654,000 shares at October 31, 2017 and January 31, 2017, respectively.	(57,425)	(57,147)
Accumulated deficit	(255,409)	(230,816)
Accumulated other comprehensive loss	(132,363)	(154,856)
Total Verint Systems Inc. stockholders' equity	1,060,360	1,006,580
Noncontrolling interests	13,007	8,460
Total stockholders' equity	1,073,367	1,015,040
Total liabilities and stockholders' equity	$2,442,953	$2,362,784

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue:
Product	$94,827	$88,004	$279,056	$254,172
Service and support	185,899	170,898	537,442	512,075
Total revenue	280,726	258,902	816,498	766,247
Cost of revenue:
Product	32,840	29,499	98,708	82,455
Service and support	69,383	64,007	205,928	195,892
Amortization of acquired technology	9,182	9,700	28,246	28,014
Total cost of revenue	111,405	103,206	332,882	306,361
Gross profit	169,321	155,696	483,616	459,886
Operating expenses:
Research and development, net	47,157	41,028	141,911	128,847
Selling, general and administrative	97,304	98,899	302,605	300,080
Amortization of other acquired intangible assets	7,048	10,244	26,727	32,976
Total operating expenses	151,509	150,171	471,243	461,903
Operating income (loss)	17,812	5,525	12,373	(2,017)
Other income (expense), net:
Interest income	654	229	1,793	695
Interest expense	(8,891)	(8,708)	(26,997)	(25,976)
Loss on early retirement of debt	—	—	(1,934)	—
Other (expense) income, net	(565)	(1,121)	2,529	(2,660)
Total other expense, net	(8,802)	(9,600)	(24,609)	(27,941)
Income (loss) before provision for income taxes	9,010	(4,075)	(12,236)	(29,958)
Provision for income taxes	5,944	3,359	9,504	4,747
Net income (loss)	3,066	(7,434)	(21,740)	(34,705)
Net income attributable to noncontrolling interests	577	803	1,984	2,693
Net income (loss) attributable to Verint Systems Inc.	$2,489	$(8,237)	$(23,724)	$(37,398)

Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.04	$(0.13)	$(0.38)	$(0.60)
Diluted	$0.04	$(0.13)	$(0.38)	$(0.60)

Weighted-average common shares outstanding:
Basic	63,759	62,895	63,152	62,602
Diluted	64,588	62,895	63,152	62,602

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2017	2016	2017	2016
Net income (loss)	$3,066	$(7,434)	$(21,740)	$(34,705)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	779	(26,207)	21,883	(49,476)
Net increase from available-for-sale securities	—	—	—	110
Net (decrease) increase from foreign exchange contracts designated as hedges	(829)	(1,570)	2,272	1,208
Net increase (decrease) from interest rate swap designated as a hedge	—	478	(1,021)	(1,146)
Benefit (provision) for income taxes on net increase (decrease) from foreign exchange contracts and interest rate swap designated as hedges	29	169	(242)	(155)
Other comprehensive (loss) income	(21)	(27,130)	22,892	(49,459)
Comprehensive income (loss)	3,045	(34,564)	1,152	(84,164)
Comprehensive income attributable to noncontrolling interests	688	667	2,383	2,856
Comprehensive income (loss) attributable to Verint Systems Inc.	$2,357	$(35,231)	$(1,231)	$(87,020)

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Verint Systems Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss	Total Verint Systems Inc. Stockholders' Equity		Total Stockholders' Equity
(in thousands)	Shares	Par Value		Treasury Stock	Accumulated Deficit			Non-controlling Interests
Balances at January 31, 2016	62,266	$63	$1,387,955	$(10,251)	$(201,436)	$(116,194)	$1,060,137	$8,027	$1,068,164
Net (loss) income	—	—	—	—	(37,398)	—	(37,398)	2,693	(34,705)
Other comprehensive (loss) income	—	—	—	—	—	(49,622)	(49,622)	163	(49,459)
Stock-based compensation - equity-classified awards	—	—	41,610	—	—	—	41,610	—	41,610
Exercises of stock options	—	—	1	—	—	—	1	—	1
Common stock issued for stock awards and stock bonuses	1,413	1	6,952	—	—	—	6,953	—	6,953
Treasury stock acquired	(1,000)	—	—	(35,896)	—	—	(35,896)	—	(35,896)
Tax effects from stock award plans	—	—	(590)	—	—	—	(590)	—	(590)
Balances at October 31, 2016	62,679	$64	$1,435,928	$(46,147)	$(238,834)	$(165,816)	$985,195	$10,883	$996,078

Balances at January 31, 2017	62,419	$64	$1,449,335	$(57,147)	$(230,816)	$(154,856)	$1,006,580	$8,460	$1,015,040
Net (loss) income	—	—	—	—	(23,724)	—	(23,724)	1,984	(21,740)
Other comprehensive income	—	—	—	—	—	22,493	22,493	399	22,892
Stock-based compensation - equity-classified awards	—	—	43,182	—	—	—	43,182	—	43,182
Common stock issued for stock awards and stock bonuses	1,369	1	12,975	—	—	—	12,976	—	12,976
Treasury stock acquired	(7)	—	—	(278)	—	—	(278)	—	(278)
Initial noncontrolling interest related to business combination	—	—	—	—	—	—	—	2,300	2,300
Capital contributions by noncontrolling interest	—	—	—	—	—	—	—	580	580
Dividends to noncontrolling interest	—	—	—	—	—	—	—	(716)	(716)
Cumulative effect of adoption of ASU No. 2016-16	—	—	—	—	(869)	—	(869)	—	(869)
Balances at October 31, 2017	63,781	$65	$1,505,492	$(57,425)	$(255,409)	$(132,363)	$1,060,360	$13,007	$1,073,367

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net loss	$(21,740)	$(34,705)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79,879	85,411
Stock-based compensation, excluding cash-settled awards	50,397	45,547
Amortization of discount on convertible notes	8,377	7,948
Non-cash (gains) losses on derivative financial instruments, net	(292)	693
Loss on early retirement of debt	1,934	—
Other non-cash items, net	307	8,767
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(15,824)	3,708
Inventories	(2,232)	(2,823)
Deferred cost of revenue	1,503	1,349
Prepaid expenses and other assets	(12,947)	(6,066)
Accounts payable and accrued expenses	13,145	(21,305)
Deferred revenue	(14,129)	(21,749)
Other, net	7,796	4,914
Net cash provided by operating activities	96,174	71,689

Cash flows from investing activities:
Cash paid for business combinations, including adjustments, net of cash acquired	(28,071)	(72,269)
Purchases of property and equipment	(26,445)	(20,611)
Purchases of investments	(8,305)	(34,215)
Maturities and sales of investments	5,244	79,930
Cash paid for capitalized software development costs	(909)	(1,730)
Change in restricted cash and bank time deposits, including long-term portion, and other investing activities, net	(30,207)	(31,737)
Net cash used in investing activities	(88,693)	(80,632)

Cash flows from financing activities:
Proceeds from borrowings, net of original issuance discount	424,469	—
Repayments of borrowings and other financing obligations	(410,536)	(1,987)
Payments of debt-related costs	(7,107)	(249)
Proceeds from exercises of stock options	—	1
Purchases of treasury stock	—	(35,896)
Dividends paid to noncontrolling interest	(716)	—
Payments of contingent consideration for business combinations (financing portion)	(7,210)	(3,231)
Other financing activities, net	(320)	(827)
Net cash used in financing activities	(1,420)	(42,189)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(758)	(5,144)
Net increase (decrease) in cash and cash equivalents	5,303	(56,276)
Cash and cash equivalents, beginning of period	307,363	352,105
Cash and cash equivalents, end of period	$312,666	$295,829

See notes to condensed consolidated financial statements.

VERINT SYSTEMS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Verint delivers its Actionable Intelligence solutions through two operating segments: Customer Engagement Solutions and Cyber Intelligence Solutions. Please refer to Note 14, "Segment Information" for further details regarding our operating segments.

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

Preparation of Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") for the year ended January 31, 2017. The condensed consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the periods ended October 31, 2017 and 2016, and the condensed consolidated balance sheet as of October 31, 2017, are not audited but reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair presentation of the results for the periods shown. The condensed consolidated balance sheet as of January 31, 2017 is derived from the audited consolidated financial statements presented in our Annual Report on Form 10-K for the year ended January 31, 2017. Certain information and disclosures normally included in annual consolidated financial statements have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and disclosures required by GAAP for a complete set of financial statements, they should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K filed with the SEC for the year ended January 31, 2017. The results for interim periods are not necessarily indicative of a full year’s results.

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

Accounts Receivable, Net

Accounts receivable, net, includes unbilled accounts receivable on arrangements recognized under contract accounting methods, representing revenue recognized on contracts for which billing will occur in subsequent periods, in accordance with the terms of the contracts. Unbilled accounts receivable on such contracts were $60.5 million and $39.7 million at October 31, 2017 and January 31, 2017, respectively.

Under most contracts, unbilled accounts receivable are typically billed and collected within one year of revenue recognition. However, as of October 31, 2017, we have unbilled accounts receivable on certain complex projects for which the underlying billing milestones are still in progress and have remained unbilled for periods in excess of one year, and in some cases, for several years. Unbilled accounts receivable on these projects have declined significantly over the past year. We have no history of uncollectible accounts on such projects and believe that collection of all unbilled amounts is reasonably assured. We expect billing and collection of all unbilled accounts receivable to occur within the next twelve months.

Significant Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2017. There were no material changes to our significant accounting policies during the nine months ended October 31, 2017.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718), which amends the accounting for stock-based compensation and requires excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than stockholders' equity. This guidance also requires excess tax benefits to be presented as an operating activity on the consolidated statements of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. ASU No. 2016-09 was effective for us on February 1, 2017. The adoption did not result in a cumulative-effect adjustment to retained earnings, and in accordance with the new guidance, we recorded certain tax effects from stock-based compensation awards as components of the benefit for income taxes for the three and nine months ended October 31, 2017, whereas such tax effects were previously recognized in stockholders’ equity.  These tax effects were not material for the three and nine months ended October 31, 2017. Our accounting for forfeitures of stock-based compensation awards has not changed because we have elected to continue our current policy of estimating expected forfeitures. The effects of adopting the other provisions of ASU No. 2016-09 were not material to our condensed consolidated financial statements.

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

The following table summarizes the calculation of basic and diluted net income (loss) per common share attributable to Verint Systems Inc. for the three and nine months ended October 31, 2017 and 2016:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net income (loss)	$3,066	$(7,434)	$(21,740)	$(34,705)
Net income attributable to noncontrolling interests	577	803	1,984	2,693
Net income (loss) attributable to Verint Systems Inc.	$2,489	$(8,237)	$(23,724)	$(37,398)
Weighted-average shares outstanding:
Basic	63,759	62,895	63,152	62,602
Dilutive effect of employee equity award plans	829	—	—	—
Dilutive effect of 1.50% convertible senior notes	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Diluted	64,588	62,895	63,152	62,602
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.04	$(0.13)	$(0.38)	$(0.60)
Diluted	$0.04	$(0.13)	$(0.38)	$(0.60)

We excluded the following weighted-average potential common shares from the calculations of diluted net loss per common share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2017	2016	2017	2016
Common shares excluded from calculation:
Stock options and restricted stock-based awards	600	1,239	1,205	1,060
1.50% convertible senior notes	6,205	6,205	6,205	6,205
Warrants	6,205	6,205	6,205	6,205

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

3. CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The following tables summarize our cash, cash equivalents, and short-term investments as of October 31, 2017 and January 31, 2017:

	October 31, 2017
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$312,488	$—	$—	$312,488
Money market funds	178	—	—	178
Total cash and cash equivalents	$312,666	$—	$—	$312,666

Short-term investments:
Corporate debt securities	$1,197	$—	$—	$1,197
Bank time deposits	5,214	—	—	5,214
Total short-term investments	$6,411	$—	$—	$6,411

	January 31, 2017
(in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and bank time deposits	$307,188	$—	$—	$307,188
Money market funds	175	—	—	175
Total cash and cash equivalents	$307,363	$—	$—	$307,363

Short-term investments:
Bank time deposits	$3,184	$—	$—	$3,184
Total short-term investments	$3,184	$—	$—	$3,184

Bank time deposits which are reported within short-term investments consist of deposits held outside of the U.S. with maturities of greater than 90 days, or without specified maturity dates which we intend to hold for periods in excess of 90 days. All other bank deposits are included within cash and cash equivalents.

During the nine months ended October 31, 2017 and 2016, proceeds from maturities and sales of short-term investments were $5.2 million and $79.9 million, respectively.

4.	BUSINESS COMBINATIONS

Nine Months Ended October 31, 2017

During the nine months ended October 31, 2017, we completed three transactions in our Customer Engagement segment, one of which retained a noncontrolling interest, and one acquisition in our Cyber Intelligence segment, all of which qualified as business combinations. These business combinations were not material to our condensed consolidated financial statements individually or in the aggregate.

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

Transaction and related costs directly related to the acquisition of Contact Solutions, consisting primarily of professional fees and integration expenses, were not material and $0.2 million for the three and nine months ended October 31, 2017, and $0.4 million and $1.0 million for the three and nine months ended October 31, 2016, respectively, and were expensed as incurred in selling, general, and administrative expenses.

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

Transaction and related costs directly related to the acquisition of OpinionLab, consisting primarily of professional fees and integration expenses, were $0.3 million and $0.8 million for the three and nine months ended October 31, 2017, respectively and $0.4 million in each of the three and nine months ended October 31, 2016. These costs were expensed as incurred within selling, general and administrative expenses.

The following table sets forth the components and the allocations of the purchase prices for our acquisitions of Contact Solutions and OpinionLab. An immaterial adjustment to the purchase price allocation for OpinionLab, which is now complete, was recorded during the three months ended October 31, 2017.

(in thousands)	Contact Solutions	OpinionLab
Components of Purchase Price:
Cash paid at closing	$66,915	$56,355
Fair value of contingent consideration	—	15,000
Other purchase price adjustments	2,518	—
Total purchase price	$69,433	$71,355

Allocation of Purchase Price:
Net tangible assets (liabilities):
Accounts receivable	$8,102	$748
Other current assets, including cash acquired	2,392	10,625
Property and equipment, net	7,007	298
Other assets	1,904	2,036
Current and other liabilities	(4,943)	(1,600)
Deferred revenue - current and long-term	(642)	(3,082)
Deferred Income Taxes - current and long-term	—	(9,877)
Net tangible assets (liabilities)	13,820	(852)
Identifiable intangible assets:
Customer relationships	18,000	19,100
Developed technology	13,100	10,400
Trademarks and trade names	2,400	1,800
Total identifiable intangible assets	33,500	31,300
Goodwill	22,113	40,907
Total purchase price allocation	$69,433	$71,355

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

Other Business Combination Information

At October 31, 2017, restricted cash and bank time deposits includes approximately $35.0 million held in an escrow account in connection with an immaterial business combination that closed in November 2017.

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

In connection with immaterial business combinations that closed during the nine months ended October 31, 2017, we recorded contingent consideration obligations with a combined fair value of $9.1 million.

For the three months ended October 31, 2017 and 2016, we recorded benefits of $6.7 million and charges of $2.2 million, respectively, and for the nine months ended October 31, 2017 and 2016, we recorded benefits of $3.8 million and charges of $4.8 million, respectively, within selling, general and administrative expenses for changes in the fair values of contingent consideration obligations associated with business combinations. The aggregate fair values of the remaining contingent consideration obligations associated with business combinations was $48.7 million at October 31, 2017, of which $10.9 million was recorded within accrued expenses and other current liabilities, and $37.8 million was recorded within other liabilities.

Payments of contingent consideration earned under these agreements were $0.1 million for the three months ended October 31, 2017, and $9.4 million and $3.3 million for the nine months ended October 31, 2017 and 2016, respectively. There were no payments of contingent consideration in the three months ended October 31, 2016.

5.	INTANGIBLE ASSETS AND GOODWILL

Acquisition-related intangible assets consisted of the following as of October 31, 2017 and January 31, 2017:

	October 31, 2017
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, with finite lives:
Customer relationships	$418,704	$(272,263)	$146,441
Acquired technology	241,499	(196,439)	45,060
Trade names	24,901	(17,133)	7,768
Non-competition agreements	3,047	(2,771)	276
Distribution network	4,440	(4,440)	—
Total intangible assets	$692,591	$(493,046)	$199,545

	January 31, 2017
(in thousands)	Cost	Accumulated Amortization	Net
Intangible assets, with finite lives:
Customer relationships	$403,657	$(244,792)	$158,865
Acquired technology	233,982	(168,653)	65,329
Trade names	23,493	(14,187)	9,306
Non-competition agreements	3,047	(2,499)	548
Distribution network	4,440	(4,329)	111
Total intangible assets with finite lives	668,619	(434,460)	234,159
In-process research and development, with indefinite lives	1,100	—	1,100
Total intangible assets	$669,719	$(434,460)	$235,259

The following table presents net acquisition-related intangible assets by reportable segment as of October 31, 2017 and January 31, 2017:

	October 31,	January 31,
(in thousands)	2017	2017
Customer Engagement	$183,267	$207,436
Cyber Intelligence	16,278	27,823
Total	$199,545	$235,259

Total amortization expense recorded for acquisition-related intangible assets was $16.2 million and $19.9 million for the three months ended October 31, 2017 and 2016, respectively, and $55.0 million and $61.0 million for the nine months ended October 31, 2017 and 2016, respectively. The reported amount of net acquisition-related intangible assets can fluctuate from the impact of changes in foreign currency exchange rates on intangible assets not denominated in U.S. dollars.

Estimated future amortization expense on finite-lived acquisition-related intangible assets is as follows:

(in thousands)
Years Ending January 31,	Amount
2018 (remainder of year)	$16,286
2019	45,476
2020	35,987
2021	27,481
2022	23,998
2023 and thereafter	50,317
Total	$199,545

Goodwill activity for the nine months ended October 31, 2017, in total and by reportable segment, was as follows:

		Reportable Segment
(in thousands)	Total	Customer Engagement	Cyber Intelligence
Year Ended January 31, 2017:
Goodwill, gross, at January 31, 2017	$1,331,683	$1,188,022	$143,661
Accumulated impairment losses through January 31, 2017	(66,865)	(56,043)	(10,822)
Goodwill, net, at January 31, 2017	1,264,818	1,131,979	132,839
Business combinations	22,459	18,624	3,835
Foreign currency translation and other	17,694	17,570	124
Goodwill, net, at October 31, 2017	$1,304,971	$1,168,173	$136,798

Balance at October 31, 2017:
Goodwill, gross, at October 31, 2017	$1,371,836	$1,224,216	$147,620
Accumulated impairment losses through October 31, 2017	(66,865)	(56,043)	(10,822)
Goodwill, net, at October 31, 2017	$1,304,971	$1,168,173	$136,798
No events or circumstances indicating the potential for goodwill impairment were identified during the nine months ended October 31, 2017.

6.	LONG-TERM DEBT

The following table summarizes our long-term debt at October 31, 2017 and January 31, 2017:

	October 31,	January 31,
(in thousands)	2017	2017

1.50% Convertible Senior Notes	$400,000	$400,000
2014 Term Loans	—	409,038
2017 Term Loan	423,937	—
Other debt	302	404
Less: Unamortized debt discounts and issuance costs	(53,681)	(60,571)
Total debt	770,558	748,871
Less: current maturities	4,552	4,611
Long-term debt	$766,006	$744,260

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

As of October 31, 2017, the Notes were not convertible.

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

Issuance costs attributable to the debt component of the Notes were netted against long-term debt and are being amortized as interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital. The carrying amount of the equity component, net of issuance costs, was $78.2 million at October 31, 2017.

As of October 31, 2017, the carrying value of the debt component was $350.8 million, which is net of unamortized debt discount and issuance costs of $44.9 million and $4.3 million, respectively. Including the impact of the debt discount and related deferred debt issuance costs, the effective interest rate on the Notes was approximately 5.29% at October 31, 2017.

Based on the closing market price of our common stock on October 31, 2017, the if-converted value of the Notes was less than the aggregate principal amount of the Notes.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of October 31, 2017, we had not purchased any shares of our common stock under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The Warrants could have a dilutive effect on net income per share to the extent that the market value of our common stock exceeds the strike price of the Warrants. Proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of October 31, 2017, no Warrants had been exercised and all Warrants remained outstanding.

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
As of October 31, 2017, the interest rate on 2017 Term Loan was 3.56%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 3.74% at October 31, 2017. As of January 31, 2017 the weighted-average interest rate on the 2014 Terms Loans was 3.58%.
We are required to pay a commitment fee with respect to unused availability under the 2017 Revolving Credit Facility at a rate per annum determined by reference to our Leverage Ratio.
The 2017 Term Loan requires quarterly principal payments of approximately $1.1 million, which commenced on August 1, 2017, with the remaining balance due on June 29, 2024. Optional prepayments of loans under the 2017 Credit Agreement are generally permitted without premium or penalty.
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
Future Principal Payments on Term Loan
As of October 31, 2017, future scheduled principal payments on the 2017 Term Loan were as follows:

(in thousands)
Years Ending January 31,	Amount
2018 (remainder of year)	$1,062
2019	4,250
2020	4,250
2021	4,250
2022	4,250
2023 and thereafter	405,875
Total	$423,937
Interest Expense

The following table presents the components of interest expense incurred on the Notes and on borrowings under our credit agreements for the three and nine months ended October 31, 2017 and 2016:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2017	2016	2017	2016
1.50% Convertible Senior Notes:
Interest expense at 1.50% coupon rate	$1,500	$1,500	$4,500	$4,500
Amortization of debt discount	2,829	2,685	8,377	7,949
Amortization of deferred debt issuance costs	267	253	790	750
Total Interest Expense - 1.50% Convertible Senior Notes	$4,596	$4,438	$13,667	$13,199

Borrowings under Credit Agreements:
Interest expense at contractual rates	$3,858	$3,669	$11,493	$10,943
Impact of interest rate swap	—	—	254	—
Amortization of debt discounts	17	15	48	44
Amortization of deferred debt issuance costs	396	557	1,451	1,653
Total Interest Expense - Borrowings under Credit Agreements	$4,271	$4,241	$13,246	$12,640

7.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Condensed Consolidated Balance Sheets

Inventories consisted of the following as of October 31, 2017 and January 31, 2017:

	October 31,	January 31,
(in thousands)	2017	2017
Raw materials	$11,014	$9,074
Work-in-process	4,673	4,355
Finished goods	3,835	4,108
Total inventories	$19,522	$17,537

Condensed Consolidated Statements of Operations

Other (expense) income, net consisted of the following for the three and nine months ended October 31, 2017 and 2016:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2017	2016	2017	2016
Foreign currency (losses) gains, net	$(1,474)	$(2,152)	$2,384	$1,870
Gains (losses) on derivative financial instruments, net	834	1,266	292	(696)
Other, net	75	(235)	(147)	(3,834)
Total other (expense) income, net	$(565)	$(1,121)	$2,529	$(2,660)

Condensed Consolidated Statements of Cash Flows

The following table provides supplemental information regarding our condensed consolidated cash flows for the nine months ended October 31, 2017 and 2016:

	Nine Months Ended October 31,
(in thousands)	2017	2016
Cash paid for interest	$13,618	$13,927
Cash payments of income taxes, net	$18,344	$25,023
Non-cash investing and financing transactions:
Accrued but unpaid purchases of property and equipment	$3,487	$5,169
Inventory transfers to property and equipment	$1,265	$139
Liabilities for contingent consideration in business combinations	$9,100	$7,700
Capital leases of property and equipment	$1,929	$—

8.	STOCKHOLDERS’ EQUITY

Dividends on Common Stock

We did not declare or pay any dividends on our common stock during the nine months ended October 31, 2017 and 2016. Under the terms of our Credit Agreement, we are subject to certain restrictions on declaring and paying dividends on our common stock.

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

During the nine months ended October 31, 2017, we received approximately 7,000 shares of treasury stock in a nonmonetary transaction valued at $0.3 million. During the nine months ended October 31, 2016, we acquired 1,000,000 shares of treasury stock at a cost of $35.9 million under the aforementioned share repurchase program.

At October 31, 2017 we held approximately 1,661,000 shares of treasury stock with a cost of $57.4 million. At January 31, 2017, we held approximately 1,654,000 shares of treasury stock with a cost of $57.1 million.

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

The following table summarizes changes in the components of our accumulated other comprehensive income (loss) by component for the nine months ended October 31, 2017:

(in thousands)	Unrealized Gains on Foreign Exchange Contracts Designated as Hedges	Unrealized Gain on Interest Rate Swap Designated as Hedge	Foreign Currency Translation Adjustments	Total
Accumulated other comprehensive income (loss) at January 31, 2017	$575	$632	$(156,063)	$(154,856)
Other comprehensive income (loss) before reclassifications	5,548	(341)	21,484	26,691
Gains reclassified out of accumulated other comprehensive income (loss)	3,907	291	—	4,198
Net other comprehensive income (loss), current period	1,641	(632)	21,484	22,493
Accumulated other comprehensive income (loss) at October 31, 2017	$2,216	$—	$(134,579)	$(132,363)

All amounts presented in the table above are net of income taxes, if applicable. The accumulated net losses in foreign currency translation adjustments primarily reflect the strengthening of the U.S. dollar against the British pound sterling, which has resulted in lower U.S. dollar-translated balances of British pound sterling-denominated goodwill and intangible assets.

The amounts reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statement of operations, with presentation location, for the three and nine months ended October 31, 2017 and 2016 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2017	2016	2017	2016	Location
Unrealized gains (losses) on derivative financial instruments:
Foreign currency forward contracts	$141	$57	$407	$79	Cost of product revenue
	145	67	378	74	Cost of service and support revenue
	825	345	2,339	470	Research and development, net
	461	213	1,322	265	Selling, general and administrative
	1,572	682	4,446	888	Total, before income taxes
	(252)	(75)	(539)	(94)	Provision for income taxes
	$1,320	$607	$3,907	$794	Total, net of income taxes

Interest rate swap agreement	$—	$—	$(254)	$—	Interest expense
	—	—	934	—	Other income (expense), net
	—	—	680	—	Total, before income taxes
	—	—	(389)	—	Provision for income taxes
	$—	$—	$291	$—	Total, net of income taxes

9. INCOME TAXES

Our interim (benefit) provision for income taxes is measured using an estimated annual effective income tax rate, adjusted for discrete items that occur within the periods presented.

For the three months ended October 31, 2017, we recorded an income tax provision of $5.9 million on pre-tax income of $9.0 million, which represented an effective income tax rate of 66.0%. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances. Our pre-tax income in profitable jurisdictions, where we record income tax provisions, was higher than the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record tax benefits.

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

For the nine months ended October 31, 2017, we recorded an income tax provision of $9.5 million on a pre-tax loss of $12.2 million, which represented a negative effective income tax rate of 77.7%. The income tax provision does not include income tax benefits on losses incurred by certain domestic and foreign operations where we maintain valuation allowances. Our pre-tax income in profitable jurisdictions, where we record income tax provisions, was lower than the pre-tax losses in domestic and foreign jurisdictions where we maintain valuation allowances and do not record income tax benefits.

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

We had unrecognized income tax benefits of $154.9 million and $148.6 million (excluding interest and penalties) as of October 31, 2017 and January 31, 2017, respectively. The accrued liability for interest and penalties was $4.7 million and $3.9 million at October 31, 2017 and January 31, 2017, respectively. Interest and penalties are recorded as a component of the provision for income taxes in our condensed consolidated statements of operations.  As of October 31, 2017 and January 31, 2017, the total amount of unrecognized income tax benefits that, if recognized, would impact our effective income tax rate were approximately $150.5 million and $143.0 million, respectively. We regularly assess the adequacy of our provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. As a result, we may adjust the reserves for unrecognized income tax benefits for the impact of new facts and developments, such as changes to interpretations of relevant tax law, assessments from taxing authorities, settlements with taxing authorities, and lapses of statutes of limitation. Further, we believe that it is reasonably possible that the total amount of unrecognized income tax benefits at October 31, 2017 could decrease by approximately $3.1 million in the next twelve months as a result of settlement of certain tax audits or lapses of statutes of limitation. Such decreases may involve the payment of additional income taxes, the adjustment of deferred income taxes including the need for additional valuation allowances, and the recognition of income tax benefits.  Our income tax returns are subject to ongoing tax examinations in several jurisdictions in which we operate. We also believe that it is reasonably possible that new issues may be raised by tax authorities or developments in tax audits may occur which would require increases or decreases to the balance of reserves for unrecognized income tax benefits; however, an estimate of such changes cannot reasonably be made.

10.	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis consisted of the following as of October 31, 2017 and January 31, 2017:

	October 31, 2017
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$178	$—	$—
Foreign currency forward contracts	—	2,811	—
Interest rate swap agreement	—	1,360	—
Total assets	$178	$4,171	$—
Liabilities:
Foreign currency forward contracts	$—	$1,591	$—
Contingent consideration - business combinations	—	—	48,652
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,100
Total liabilities	$—	$1,591	$51,752

	January 31, 2017
	Fair Value Hierarchy Category
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money market funds	$175	$—	$—
Foreign currency forward contracts	—	1,646	—
Interest rate swap agreement	—	1,429	—
Total assets	$175	$3,075	$—
Liabilities:
Foreign currency forward contracts	$—	$1,246	$—
Interest rate swap agreement	—	408	—
Contingent consideration - business combinations	—	—	52,733
Option to acquire noncontrolling interests of consolidated subsidiaries	—	—	3,550
Total liabilities	$—	$1,654	$56,283

The following table presents the changes in the estimated fair values of our liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended October 31, 2017 and 2016:

	Nine Months Ended October 31,
(in thousands)	2017	2016
Fair value measurement at beginning of period	$52,733	$22,391
Contingent consideration liabilities recorded for business combinations	9,100	7,700
Changes in fair values, recorded in operating expenses	(3,769)	4,800
Payments of contingent consideration	(9,412)	(3,313)
Fair value measurement at end of period	$48,652	$31,578

Our estimated liability for contingent consideration represents potential payments of additional consideration for business combinations, payable if certain defined performance goals are achieved. Changes in fair value of contingent consideration are recorded in the condensed consolidated statements of operations within selling, general and administrative expenses.

During the year ended January 31, 2017, we acquired two majority owned subsidiaries for which we hold an option to acquire the noncontrolling interests. We account for the option as an in-substance investment in the noncontrolling common stock of each such subsidiary. We include the fair value of the option within other liabilities and do not recognize noncontrolling interests in these subsidiaries. The following table presents the change in the estimated fair value of this liability, which is measured using Level 3 inputs, for the nine months ended October 31, 2017 and 2016:

	Nine Months Ended October 31,
(in thousands)	2017	2016
Fair value measurement at beginning of period	$3,550	$—
Acquisition of option to acquire noncontrolling interests of consolidated subsidiaries	—	3,134
Change in fair value, recorded in operating expenses	(450)	300
Fair value measurement at end of period	$3,100	$3,434

There were no transfers between levels of the fair value measurement hierarchy during the nine months ended October 31, 2017 and 2016.

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

Contingent Consideration - Business Combinations - The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. We remeasure the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within selling, general, and administrative expenses. Increases or decreases in discount rates would have inverse impacts on the related fair value measurements, while favorable or unfavorable changes in expectations of achieving performance targets would result in corresponding increases or decreases in the related fair value measurements. We utilized discount rates ranging from 3.0% to 20.0% in our calculations of the estimated fair values of our contingent consideration liabilities as of October 31, 2017 and January 31, 2017.

Option to Acquire Noncontrolling Interests of Consolidated Subsidiaries - The fair value of the option is determined primarily by using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. This fair value measurement is based upon significant inputs not observable in the market. We remeasure the fair value of the option at each reporting period, and any changes in fair value are recorded within selling, general, and administrative expenses. We utilized discount rates of 12.5% and 14.0% in our calculation of the estimated fair value of the option as of October 31, 2017 and January 31, 2017, respectively.

Other Financial Instruments

The carrying amounts of accounts receivable, accounts payable, and accrued liabilities and other current liabilities approximate fair value due to their short maturities.

The estimated fair values of our term loan borrowings were $426 million and $410 million at October 31, 2017 and January 31, 2017, respectively. The estimated fair values of the term loans are based upon indicative bid and ask prices as determined by the agent responsible for the syndication of our term loans. We consider these inputs to be within Level 3 of the fair value hierarchy because we cannot reasonably observe activity in the limited market in which participations in our term loans are traded. The indicative prices provided to us as at each of October 31, 2017 and January 31, 2017 did not significantly differ from par value. The estimated fair value of our revolving credit borrowings, if any, is based upon indicative market values provided by one of our lenders. We had no revolving credit borrowings at October 31, 2017 and January 31, 2017.

The estimated fair values of our Notes were approximately $393 million and $381 million at October 31, 2017 and January 31, 2017, respectively. The estimated fair values of the Notes are determined based on quoted bid and ask prices in the over-the-counter market in which the Notes trade. We consider these inputs to be within Level 2 of the fair value hierarchy.

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

We held outstanding foreign currency forward contracts with notional amounts of $145.6 million and $144.0 million as of October 31, 2017 and January 31, 2017, respectively.

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

Fair Values of Derivative Financial Instruments

The fair values of our derivative financial instruments and their classifications in our condensed consolidated balance sheets as of October 31, 2017 and January 31, 2017 were as follows:

		Fair Value at
		October 31,	January 31,
(in thousands)	Balance Sheet Classification	2017	2017
Derivative assets:
Foreign currency forward contracts:
Designated as cash flow hedges	Prepaid expenses and other current assets	$2,811	$927
Not designated as hedging instruments	Prepaid expenses and other current assets	—	719
Interest rate swap agreement:
Designated as cash flow hedge	Other assets	—	1,429
Not designated as hedging instrument	Prepaid expenses and other current assets	240	—
	Other assets	1,120	—
Total derivative assets		$4,171	$3,075

Derivative liabilities:
Foreign currency forward contracts:
Designated as cash flow hedges	Accrued expenses and other current liabilities	$288	$288
Not designated as hedging instruments	Accrued expenses and other current liabilities	1,303	958
Interest rate swap agreement:
Designated as cash flow hedge	Accrued expenses and other current liabilities	—	408
Total derivative liabilities		$1,591	$1,654

Derivative Financial Instruments in Cash Flow Hedging Relationships

The effects of derivative financial instruments designated as cash flow hedges on accumulated other comprehensive loss ("AOCL") and on the condensed consolidated statements of operations for the three and nine months ended October 31, 2017 and 2016 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2017	2016	2017	2016
Net gains (losses) recognized in AOCL:
Foreign currency forward contracts	$743	$(886)	$6,329	$2,098
Interest rate swap agreement	—	478	(341)	(1,146)
	$743	$(408)	$5,988	$952

Net gains (losses) reclassified from AOCL to the condensed consolidated statements of operations:
Foreign currency forward contracts	$1,572	$682	$4,446	$888
Interest rate swap agreement	—	—	(254)	—
	$1,572	$682	$4,192	$888

For information regarding the line item locations of the net (losses) gains reclassified out of AOCL into the condensed consolidated condensed statements of operations, see Note 8, "Stockholders' Equity".

There were no gains or losses from ineffectiveness of these cash flow hedges recorded for the three and nine months ended October 31, 2017 and 2016. All of the foreign currency forward contracts underlying the $2.2 million of net unrealized gains recorded in our accumulated other comprehensive loss at October 31, 2017 mature within twelve months, and therefore we expect all such gains to be reclassified into earnings within the next twelve months.

Derivative Financial Instruments Not Designated as Hedging Instruments

Gains (losses) recognized on derivative financial instruments not designated as hedging instruments in our condensed consolidated statements of operations for the three and nine months ended October 31, 2017 and 2016 were as follows:

	Classification in Condensed Consolidated Statements of Operations	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)		2017	2016	2017	2016
Foreign currency forward contracts	Other (expense) income, net	$257	$1,267	$(1,025)	$(696)
Interest rate swap	Other (expense) income, net	577	—	1,317	—
		$834	$1,267	$292	$(696)

12.	STOCK-BASED COMPENSATION

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

The 2017 Amended Plan expires on June 22, 2027.

Stock-Based Compensation Expense

We recognized stock-based compensation expense in the following line items on the condensed consolidated statements of operations for the three and nine months ended October 31, 2017 and 2016:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2017	2016	2017	2016
Cost of revenue - product	$384	$290	$1,090	$802
Cost of revenue - service and support	1,813	1,517	4,778	4,771
Research and development, net	3,181	2,585	9,322	7,193
Selling, general and administrative	10,588	9,562	35,263	32,916
Total stock-based compensation expense	$15,966	$13,954	$50,453	$45,682

The following table summarizes stock-based compensation expense by type of award for the three and nine months ended October 31, 2017, and 2016:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2017	2016	2017	2016
Restricted stock units and restricted stock awards	$14,201	$13,121	$42,951	$41,610
Stock bonus program and bonus share program	1,840	788	7,446	3,937
Total equity-settled awards	16,041	13,909	50,397	45,547
Phantom stock units (cash-settled awards)	(75)	45	56	135
Total stock-based compensation expense	$15,966	$13,954	$50,453	$45,682

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

The following table (Award Activity Table) summarizes award activity (including stock-settled RSUs, performance-based stock-settled RSUs, and other awards which reduce available plan capacity) and related information for the nine months ended October 31, 2017:

(in thousands, except per share data)	Number of Shares	Weighted-Average Grant Date Fair Value
Awards outstanding, January 31, 2017	2,742	$45.20
Awards granted	1,766	$40.12
Awards released	(1,369)	$46.07
Awards forfeited	(295)	$49.78
Awards outstanding, October 31, 2017	2,844	$41.17

Our RSU awards may include a provision which allows the awards to be settled with cash payments upon vesting, rather than with delivery of common stock, at the discretion of our board of directors. As of October 31, 2017, for such awards that are outstanding, settlement with cash payments was not considered probable, and therefore these awards have been accounted for as equity-classified awards and are included in the table above.

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

The following table summarizes activity for performance-based RSUs for the nine months ended October 31, 2017 and 2016 in isolation (these amounts are already included in the Award Activity Table above):

	Nine Months Ended October 31,
(in thousands)	2017	2016
Beginning balance	438	332
Granted	204	313
Released	(50)	(159)
Forfeited	(86)	(48)
Ending balance	506	438

Excluding performance-based RSUs, we granted 1,562,000 RSUs during the nine months ended October 31, 2017.

As of October 31, 2017, there was approximately $76.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years. The unrecognized compensation expense does not include compensation expense of up to $1.3 million related to shares for which a grant date has been established but the requisite service period has not begun.

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

The following table summarizes activity under the stock bonus program during the nine months ended October 31, 2017 and 2016 in isolation. As noted above, shares issued in respect of the discount feature under the program reduce available plan capacity and are included in the Award Activity Table above. Other shares issued under the program do not reduce available plan capacity and are therefore excluded from the Award Activity Table above.

	Nine Months Ended October 31,
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

For bonuses in respect of the year ended January 31, 2017, the board of directors approved the use of up to 300,000 shares of common stock under this program. During the nine months ended October 31, 2017, approximately 293,000 shares of common stock were awarded and released under the bonus share program in respect of the year ended January 31, 2017.

The combined accrued liabilities for the stock bonus program and the bonus share program were $4.5 million and $10.0 million at October 31, 2017 and January 31, 2017, respectively. As noted above, shares issued under this program are included in the Award Activity Table appearing above.

In August 2017, the board of directors approved the use of up to 300,000 shares of common stock for bonuses in respect of the year ending January 31, 2018 under the bonus share program, the stock bonus program, or otherwise. This authorization replaced the board’s previous authorization in March 2017 for the use of up to 125,000 shares under the stock bonus program for the year ending January 31, 2018.

13.	COMMITMENTS AND CONTINGENCIES

Warranty Liability

The following table summarizes the activity in our warranty liability, which is included in accrued expenses and other liabilities in the condensed consolidated balance sheets, for the nine months ended October 31, 2017 and 2016:

	Nine Months Ended October 31,
(in thousands)	2017	2016
Warranty liability at beginning of period	$962	$826
Provision (credited) charged to expenses	(84)	746
Warranty charges	(219)	(536)
Foreign currency translation and other	—	1
Warranty liability at end of period	$659	$1,037

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

We report our results in two operating segments—Customer Engagement Solutions ("Customer Engagement") and Cyber Intelligence Solutions ("Cyber Intelligence"). Our Customer Engagement solutions help customer-centric organizations optimize customer engagement, increase customer loyalty, and maximize revenue opportunities, while generating operational efficiencies, reducing cost, and mitigating risk.  Our Cyber Intelligence solutions are used for a wide range of applications, including predictive intelligence, advanced and complex investigations, security threat analysis, and electronic data and physical assets protection, as well as for generating legal evidence and preventing criminal activity and terrorism.

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

Revenue from transactions between our operating segments is not material.

Operating results by segment for the three and nine months ended October 31, 2017 and 2016 were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2017	2016	2017	2016
Revenue:
Customer Engagement
Segment revenue	$184,506	$173,860	$542,708	$525,620
Revenue adjustments	(2,916)	(1,103)	(11,065)	(6,610)
	181,590	172,757	531,643	519,010
Cyber Intelligence
Segment revenue	99,254	86,169	285,024	247,537
Revenue adjustments	(118)	(24)	(169)	(300)
	99,136	86,145	284,855	247,237
Total revenue	$280,726	$258,902	$816,498	$766,247

Segment contribution:
Customer Engagement	$70,768	$65,085	$195,756	$188,800
Cyber Intelligence	23,160	20,575	62,402	55,506
Total segment contribution	93,928	85,660	258,158	244,306

Reconciliation of segment contribution to operating income (loss):
Revenue adjustments	3,034	1,127	11,234	6,910
Shared support expenses	38,150	36,617	114,022	112,057
Amortization of acquired intangible assets	16,230	19,944	54,973	60,990
Stock-based compensation	15,966	13,954	50,453	45,682
Acquisition, integration, restructuring, and other unallocated expenses	2,736	8,493	15,103	20,684
Total reconciling items, net	76,116	80,135	245,785	246,323
Operating income (loss)	$17,812	$5,525	$12,373	$(2,017)

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

We conduct our business in two operating segments—Customer Engagement Solutions ("Customer Engagement") and Cyber Intelligence Solutions ("Cyber Intelligence"). Our Customer Engagement solutions help customer-centric organizations optimize customer engagement, increase customer loyalty, and maximize revenue opportunities, while generating operational efficiencies, reducing cost, and mitigating risk.  Our Cyber Intelligence solutions are used for a wide range of applications, including predictive intelligence, advanced and complex investigations, security threat analysis, and electronic data and physical assets protection, as well as for generating legal evidence and preventing criminal activity and terrorism.

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

There were no significant changes to our critical accounting policies and estimates during the nine months ended October 31, 2017.

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

Overview of Operating Results

The following table sets forth a summary of certain key financial information for the three and nine months ended October 31, 2017 and 2016:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue	$280,726	$258,902	$816,498	$766,247
Operating income (loss)	$17,812	$5,525	$12,373	$(2,017)
Net income (loss) attributable to Verint Systems Inc.	$2,489	$(8,237)	$(23,724)	$(37,398)
Net income (loss) per common share attributable to Verint Systems Inc.:
Basic	$0.04	$(0.13)	$(0.38)	$(0.60)
Diluted	$0.04	$(0.13)	$(0.38)	$(0.60)

Three Months Ended October 31, 2017 compared to Three Months Ended October 31, 2016. Our revenue increased approximately $21.8 million, or 8%, to $280.7 million in the three months ended October 31, 2017 from $258.9 million in the three months ended October 31, 2016. The increase consisted of a $15.0 million increase in service and support revenue and a $6.8 million increase in product revenue.  In our Cyber Intelligence segment, revenue increased approximately $13.0 million, or 15%, from $86.1 million in the three months ended October 31, 2016 to $99.1 million in the three months ended October 31, 2017.  The increase consisted of a $7.8 million increase in product revenue and a $5.2 million increase in service and support revenue. In our Customer Engagement segment, revenue increased $8.8 million, or approximately 5%, from $172.7 million in the three months ended October 31, 2016 to $181.5 million in the three months ended October 31, 2017.  The increase consisted of a $9.8 million increase in service and support revenue, partially offset by a $1.0 million decrease in product revenue. For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, in Europe, the Middle East and Africa ("EMEA"), and in the Asia-Pacific ("APAC") regions represented approximately 52%, 32%, and 16% of our total revenue, respectively, in the three months ended October 31, 2017, compared to approximately 53%, 29%, and 18%, respectively, in the three months ended October 31, 2016. Further details of changes in revenue are provided below.

We reported operating income of $17.8 million in the three months ended October 31, 2017 compared to operating income of $5.5 million in the three months ended October 31, 2016.  The increase was primarily due to a $13.6 million increase in gross profit, from $155.7 million to $169.3 million, partially offset by a $1.3 million increase in operating expenses, from $150.2 million to $151.5 million. The increase in operating expenses consisted of a $6.1 million increase in net research and development expenses, partially offset by a $3.2 million decrease in amortization of other acquired intangible assets, and a $1.6 million decrease in selling, general and administrative expenses. Further details of changes in operating income are provided below.

Net income attributable to Verint Systems Inc. was $2.5 million, and diluted net income per common share was $0.04, in the three months ended October 31, 2017 compared to net loss attributable to Verint Systems Inc. of $8.2 million, and net loss per common share of $0.13, in the three months ended October 31, 2016.  These improved operating results in the three months ended October 31, 2017 were primarily due to a $12.3 million increase in operating income described above, and an $0.8 million decrease in total other expense, net, partially offset by a $2.6 million increase in provision for income taxes. Further details of these changes are provided below.

A portion of our business is conducted in currencies other than the U.S. dollar, and therefore our revenue and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  When comparing average exchange rates for the three months ended October 31, 2017 to average exchange rates for the three months ended October 31, 2016, the U.S. dollar weakened relative to the euro, resulting in an overall increase in our revenue on a U.S. dollar-denominated basis. Furthermore, the U.S. dollar weakened relative to our Israeli shekel rate (hedged and unhedged), resulting in an overall increase in cost of revenue and operating expenses on a U.S. dollar-denominated basis.  For the three months ended October 31, 2017, had foreign currency exchange rates remained unchanged from rates in effect for the three months ended October 31, 2016, our revenue would have been approximately $2.3 million lower and our cost of revenue and operating expenses on a combined basis would have been approximately $4.2 million lower, which would have resulted in a $1.9 million increase in our operating income.

Nine Months Ended October 31, 2017 compared to Nine Months Ended October 31, 2016. Our revenue increased approximately $50.3 million, or 7%, to $816.5 million in the nine months ended October 31, 2017 from $766.2 million in the nine months ended October 31, 2016. The increase consisted of a $24.9 million increase in product revenue and a $25.4 million increase in service and support revenue.  In our Cyber Intelligence segment, revenue increased approximately $37.7 million, or 15%, from $247.2 million in the nine months ended October 31, 2016 to $284.9 million in the nine months ended October 31, 2017.  The increase consisted of a $26.5 million increase in product revenue and a $11.2 million increase in service and support revenue. In our Customer Engagement segment, revenue increased $12.6 million, or approximately 2%, from $519.0 million in the nine months ended October 31, 2016 to $531.6 million in the nine months ended October 31, 2017.  The increase consisted of a $14.2 million increase in service and support revenue, partially offset by a $1.6 million decrease in product revenue. For additional details on our revenue by segment, see "—Revenue by Operating Segment".  Revenue in the Americas, in Europe, the Middle East and Africa ("EMEA"), and in the Asia-Pacific ("APAC") regions represented approximately 53%, 31%, and 16% of our total revenue, respectively, in the nine months ended October 31, 2017, compared to approximately 54%, 30%, and 16%, respectively, in the nine months ended October 31, 2016. Further details of changes in revenue are provided below.

We reported operating income of $12.4 million in the nine months ended October 31, 2017 compared to an operating loss of $2.0 million in the nine months ended October 31, 2016.  The increased operating income was primarily due to a $23.7 million increase in gross profit, from $459.9 million to $483.6 million, partially offset by a $9.3 million increase in operating expenses, from $461.9 million to $471.2 million. The increase in operating expenses consisted of a $13.1 million increase in net research and development expenses, a $2.5 million increase in selling, general and administrative expenses, partially offset by a $6.3 million decrease in amortization of other acquired intangible assets. Further details of changes in operating income are provided below.

Net loss attributable to Verint Systems Inc. was $23.7 million, and net loss per common share was $0.38, in the nine months ended October 31, 2017 compared to net loss attributable to Verint Systems Inc. of $37.4 million, and net loss per common share of $0.60, in the nine months ended October 31, 2016.  The smaller net loss attributable to Verint Systems Inc. and net loss per common share in the nine months ended October 31, 2017 was primarily due to a $14.4 million increase in operating income as discussed above, a $1.1 million increase in interest income, a $1.0 million increase in net gains on derivative instruments, a $0.5 million increase in net foreign currency gains, a $3.7 million decrease in other expenses, net, and a $0.7 million decrease in net income attributable to noncontrolling interests. These were partially offset by a $1.9 million loss on early retirement of debt, a $4.8 million increase in provision for income taxes, and a $1.0 million increase in interest expense. Further details of these changes are provided below.

When comparing average exchange rates for the nine months ended October 31, 2017 to average exchange rates for the nine months ended October 31, 2016, the U.S. dollar strengthened relative to the British pound sterling, resulting in an overall decrease in our revenue on a U.S. dollar-denominated basis.  Furthermore, the U.S. dollar weakened relative to our Israeli shekel rate (hedged and unhedged), resulting in an overall increase in operating expenses on a U.S. dollar-denominated basis. For the nine months ended October 31, 2017, had foreign currency exchange rates remained unchanged from rates in effect for the nine months ended October 31, 2016, our revenue would have been approximately $1.6 million higher and our cost of revenue and operating expenses on a combined basis would have been approximately $3.0 million lower, which would have resulted in a $4.6 million increase in our operating income.

As of October 31, 2017, we employed approximately 5,000 professionals, including part-time employees and certain contractors, as compared to 4,900 at October 31, 2016.

Revenue by Operating Segment

The following table sets forth revenue for each of our two operating segments for the three and nine months ended October 31, 2017 and 2016:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2017	2016	2017 - 2016	2017	2016	2017 - 2016
Customer Engagement	$181,590	$172,757	5%	$531,643	$519,010	2%
Cyber Intelligence	99,136	86,145	15%	284,855	247,237	15%
Total revenue	$280,726	$258,902	8%	$816,498	$766,247	7%

Customer Engagement Segment

Three Months Ended October 31, 2017 compared to Three Months Ended October 31, 2016. Customer Engagement revenue increased approximately $8.8 million, or 5%, from $172.7 million in the three months ended October 31, 2016 to $181.5 million in the three months ended October 31, 2017.  The increase consisted of a $9.8 million increase in service and support revenue, partially offset by a $1.0 million decrease in product revenue. The increase in service revenue was primarily attributable to growth in sales of our cloud-based solutions in the three months ended October 31, 2017 compared to the three months ended October 31, 2016. The decrease in product revenue primarily reflects a modest decrease in product deliveries in the three months ended October 31, 2017 compared to the three months ended October 31, 2016. We continue to experience a shift in our revenue mix from product revenue to service and support revenue as a result of several factors, including a higher component of service offerings in our standard arrangements (including licenses sold through cloud deployment), an increase in services associated with customer product upgrades, and growth in our customer install base.

Nine Months Ended October 31, 2017 compared to Nine Months Ended October 31, 2016. Customer Engagement revenue increased approximately $12.6 million, or 2%, from $519.0 million in the nine months ended October 31, 2016 to $531.6 million in the nine months ended October 31, 2017.  The increase consisted of a $14.2 million increase in service and support revenue, partially offset by a $1.6 million decrease in product revenue. The increase in service revenue was primarily attributable to growth in sales of our cloud-based solutions in the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016. The decrease in product revenue primarily reflects a modest decrease in product deliveries in the three months ended October 31, 2017 compared to the three months ended October 31, 2016.

Cyber Intelligence Segment

Three Months Ended October 31, 2017 compared to Three Months Ended October 31, 2016. Cyber Intelligence revenue increased approximately $13.0 million, or 15%, from $86.1 million in the three months ended October 31, 2016 to $99.1 million in the three months ended October 31, 2017.  The increase consisted of a $7.8 million increase in product revenue and a $5.2 million increase in service and support revenue. The increase in product revenue was due to an increase in product deliveries and an increase in progress realized during the current year on projects with revenue recognized using the percentage of completion ("POC") method. The increase in service and support revenue was primarily attributable to increases in progress realized during the current year on projects with revenue recognized using the POC method, and an increase in support revenue from existing customers and other value add services.

Nine Months Ended October 31, 2017 compared to Nine Months Ended October 31, 2016. Cyber Intelligence revenue increased approximately $37.7 million, or 15%, from $247.2 million in the nine months ended October 31, 2016 to $284.9 million in the nine months ended October 31, 2017.  The increase consisted of an $26.5 million increase in product revenue and a $11.2 million increase in service and support revenue. The increase in product revenue was due to an increase in product deliveries and an increase in progress realized during the current year on projects with revenue recognized using the POC method, some of which commenced in previous fiscal years. The increase in service and support revenue was primarily attributable to an increase in progress realized during the current year on projects with revenue recognized using the POC method and growth in sales of our cloud-based solutions, partially offset by a decrease in support revenue from existing customers.

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

The following table sets forth product revenue and service and support revenue for the three and nine months ended October 31, 2017 and 2016:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2017	2016	2017 - 2016	2017	2016	2017 - 2016
Product revenue	$94,827	$88,004	8%	$279,056	$254,172	10%
Service and support revenue	185,899	170,898	9%	537,442	512,075	5%
Total revenue	$280,726	$258,902	8%	$816,498	$766,247	7%

Product Revenue

Three Months Ended October 31, 2017 compared to Three Months Ended October 31, 2016. Product revenue increased approximately $6.8 million, or 8%, from $88.0 million for the three months ended October 31, 2016 to $94.8 million for the three months ended October 31, 2017, resulting from a $7.8 million increase in our Cyber Intelligence segment, partially offset by a $1.0 million decrease in our Customer Engagement segment.

Nine Months Ended October 31, 2017 compared to Nine Months Ended October 31, 2016. Product revenue increased approximately $24.9 million, or 10%, from $254.2 million for the nine months ended October 31, 2016 to $279.1 million for the nine months ended October 31, 2017, resulting from a $26.5 million increase in our Cyber Intelligence segment, partially offset by a $1.6 million decrease in our Customer Engagement segment.

For additional information see "—Revenue by Operating Segment".

Service and Support Revenue

Three Months Ended October 31, 2017 compared to Three Months Ended October 31, 2016. Service and support revenue increased approximately $15.0 million, or 9%, from $170.9 million for the three months ended October 31, 2016 to $185.9 million for the three months ended October 31, 2017.  This increase was primarily attributable to a $9.8 million increase in our Customer Engagement segment and a $5.2 million increase in our Cyber Intelligence segment.

Nine Months Ended October 31, 2017 compared to Nine Months Ended October 31, 2016. Service and support revenue increased approximately $25.4 million, or 5%, from $512.1 million for the nine months ended October 31, 2016 to $537.5 million for the nine months ended October 31, 2017.  This increase was primarily attributable to a $14.2 million increase in our Customer Engagement segment and an $11.2 million increase in our Cyber Intelligence segment.

For additional information see "— Revenue by Operating Segment".

Cost of Revenue

The following table sets forth cost of revenue by product and service and support, as well as amortization of acquired technology for the three and nine months ended October 31, 2017 and 2016:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2017	2016	2017 - 2016	2017	2016	2017 - 2016
Cost of product revenue	$32,840	$29,499	11%	$98,708	$82,455	20%
Cost of service and support revenue	69,383	64,007	8%	205,928	195,892	5%
Amortization of acquired technology	9,182	9,700	(5)%	28,246	28,014	1%
Total cost of revenue	$111,405	$103,206	8%	$332,882	$306,361	9%

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

Three Months Ended October 31, 2017 compared to Three Months Ended October 31, 2016. Cost of product revenue increased approximately $3.3 million, or 11%, from $29.5 million in the three months ended October 31, 2016 to $32.8 million in the three months ended October 31, 2017 primarily due to increased cost of product revenue in our Cyber Intelligence segment, principally resulting from costs associated with increased use of contractors. Our overall product gross margins decreased to 65% in the three months ended October 31, 2017 from 66% in the three months ended October 31, 2016. Product gross margins in our Cyber Intelligence segment decreased from 57% in the three months ended October 31, 2016 to 55% in the three months ended October 31, 2017 primarily due to a change in product mix.  Product gross margins in our Customer Engagement segment decreased from 81% in the three months ended October 31, 2016 to 80% in the three months ended October 31, 2017 primarily due to a change in product mix.

Nine Months Ended October 31, 2017 compared to Nine Months Ended October 31, 2016. Cost of product revenue increased approximately $16.2 million, or 20%, from $82.5 million in the nine months ended October 31, 2016 to $98.7 million in the nine months ended October 31, 2017 primarily due to increased cost of product revenue in our Cyber Intelligence segment, resulting from increased material costs and increased contractor expenses, driven primarily by increased revenue activity as discussed above. Our overall product gross margins decreased to 65% in the nine months ended October 31, 2017 from 68% in the nine months ended October 31, 2016. Product gross margins in our Cyber Intelligence segment decreased from 58% in the nine months ended October 31, 2016 to 55% in the nine months ended October 31, 2017 primarily due to a change in product mix.  Product gross margins in our Customer Engagement segment decreased from 81% in the nine months ended October 31, 2016 to 80% in the nine months ended October 31, 2017 primarily due to a change in product mix.

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

Three Months Ended October 31, 2017 compared to Three Months Ended October 31, 2016. Cost of service and support revenue increased approximately $5.4 million, or 8%, from $64.0 million in the three months ended October 31, 2016 to $69.4 million in the three months ended October 31, 2017. The increase was primarily attributable to costs associated with increased use of contractors in our Customer Engagement and Cyber Intelligence segments in the three months ended October 31, 2017 compared to the three months ended October 31, 2016. Our overall service and support gross margins were 63% in each of the three months ended October 31, 2017 and 2016.

Nine Months Ended October 31, 2017 compared to Nine Months Ended October 31, 2016. Cost of service and support revenue increased approximately $10.0 million, or 5%, from $195.9 million in the nine months ended October 31, 2016 to $205.9 million in the nine months ended October 31, 2017. The increase was primarily attributable to costs associated with increased use of contractors in our Cyber Intelligence and Customer Engagement segments in the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016. Our overall service and support gross margins were 62% in each of the nine months ended October 31, 2017 and 2016.

Amortization of Acquired Technology

Amortization of acquired technology consists of amortization of technology assets acquired in connection with business combinations.

Three Months Ended October 31, 2017 compared to Three Months Ended October 31, 2016. Amortization of acquired technology decreased approximately $0.5 million, or 5%, from $9.7 million in the three months ended October 31, 2016 to $9.2 million in the three months ended October 31, 2017. The decrease resulted from acquired technology intangible assets from historical business combinations becoming fully amortized, partially offset by an increase in amortization expense associated with recent business combinations.

Nine Months Ended October 31, 2017 compared to Nine Months Ended October 31, 2016. Amortization of acquired technology increased approximately $0.2 million, or 1%, from $28.0 million in the nine months ended October 31, 2016 to $28.2 million in the nine months ended October 31, 2017. The increase was attributable to amortization associated with recent business combinations, partially offset by acquired technology intangible assets from historical business combinations becoming fully amortized.

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

The following table sets forth research and development, net for the three and nine months ended October 31, 2017 and 2016:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2017	2016	2017 - 2016	2017	2016	2017 - 2016
Research and development, net	$47,157	$41,028	15%	$141,911	$128,847	10%

Three Months Ended October 31, 2017 compared to Three Months Ended October 31, 2016. Research and development, net increased approximately $6.1 million, or 15%, from $41.0 million in the three months ended October 31, 2016 to $47.2 million in the three months ended October 31, 2017.  The increase is primarily due to a $3.1 million increase in employee compensation and related expenses, primarily due to increased headcount of research and development employees, and a $1.7 million increase in expenses reflecting increased use of contractors for research and development activities primarily in our Cyber Intelligence segment, in the three months ended October 31, 2017 compared to the three months ended October 31, 2016.

Nine Months Ended October 31, 2017 compared to Nine Months Ended October 31, 2016. Research and development, net increased approximately $13.1 million, or 10%, from $128.8 million in the nine months ended October 31, 2016 to $141.9 million in the nine months ended October 31, 2017.  The increase in the nine months ended October 31, 2017, compared to the nine months ended October 31, 2016, is primarily due to a $5.5 million increase in employee compensation and related expenses due primarily to increased headcount of research and development employees, a $2.8 million increase in contractor expenses primarily in our Cyber Intelligence segment, and a $2.1 million increase in stock-based compensation expenses attributable to research and development employees related to our bonus share program (which is discussed in Note 12, "Stock-based Compensation" to our condensed consolidated financial statements included under Part I, Item 1 of this report).

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs and related expenses, professional fees, sales and marketing expenses, including travel, sales commissions and sales referral fees, facility costs, communication expenses, and other administrative expenses.

The following table sets forth selling, general and administrative expenses for the three and nine months ended October 31, 2017 and 2016:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2017	2016	2017 - 2016	2017	2016	2017 - 2016
Selling, general and administrative	$97,304	$98,899	(2)%	$302,605	$300,080	1%

Three Months Ended October 31, 2017 compared to Three Months Ended October 31, 2016. Selling, general and administrative expenses decreased approximately $1.6 million, or 2%, from $98.9 million in the three months ended October 31, 2016 to $97.3 million in the three months ended October 31, 2017. This decrease was primarily attributable to an $8.9 million decrease in the change in fair value of our obligations under contingent consideration arrangements, from a net expense of $2.2 million in the three months ended October 31, 2016 to a net benefit of $6.7 million during the three months ended October 31, 2017. The impact of contingent consideration arrangements on our operating results can vary over time as we revise our outlook for achieving the performance targets underlying the arrangements.  This impact on our operating results may be more significant in some periods than in others, depending on a number of factors, including the magnitude of the change in the outlook for each arrangement separately as well as the number of contingent consideration arrangements in place, the liabilities requiring adjustment in that period, and the net effect of those adjustments.  The benefit recorded during the three months ended October 31, 2017 resulted from revised outlooks to several unrelated arrangements. This decrease was partially offset by a $2.7 million increase in employee compensation expenses due to increased headcount, a $2.4 million increase in contractor expenses, a $2.0 million increase in legal fees, and a $1.0 million increase in stock-based compensation expenses.

Nine Months Ended October 31, 2017 compared to Nine Months Ended October 31, 2016. Selling, general and administrative expenses increased approximately $2.5 million, or 1%, from $300.1 million in the nine months ended October 31, 2016 to $302.6 million in the nine months ended October 31, 2017. This increase was primarily attributable to a $4.4 million increase in contractor expenses, a $3.4 million increase in employee compensation expenses, a $2.8 million increase in legal fees, and a $2.3 million increase stock-based compensation expenses. These increases were partially offset by a $8.6 million decrease in the change in fair value of our obligations under contingent consideration arrangements, from a net expense of $4.8 million in the nine months ended October 31, 2016 to a net benefit of $3.8 million during the nine months ended October 31, 2017, as a result of revised outlooks for achieving the performance targets set forth in several unrelated contingent consideration arrangements, as further discussed in the three-month comparison appearing in the previous paragraph. Additionally, selling, general, and administrative expenses decreased an additional $4.7 million as a result of increased capitalization of costs associated with development of internal-use software during the nine months ended October 31, 2017 compared to the nine months ended October 31, 2016.

Amortization of Other Acquired Intangible Assets

Amortization of other acquired intangible assets consists of amortization of certain intangible assets acquired in connection with business combinations, including customer relationships, distribution networks, trade names, and non-compete agreements.

The following table sets forth amortization of other acquired intangible assets for the three and nine months ended October 31, 2017 and 2016:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2017	2016	2017 - 2016	2017	2016	2017 - 2016
Amortization of other acquired intangible assets	$7,048	$10,244	(31)%	$26,727	$32,976	(19)%

Three Months Ended October 31, 2017 compared to Three Months Ended October 31, 2016. Amortization of other acquired intangible assets decreased approximately $3.2 million, or 31%, from $10.2 million in the three months ended October 31, 2016 to $7.0 million in the three months ended October 31, 2017 as a result of acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by an increase in amortization expense from acquired intangible assets from recent business combinations.

Nine Months Ended October 31, 2017 compared to Nine Months Ended October 31, 2016. Amortization of other acquired intangible assets decreased approximately $6.3 million, or 19%, from $33.0 million in the nine months ended October 31, 2016 to $26.7 million in the nine months ended October 31, 2017 as a result of acquired customer-related intangible assets from historical business combinations becoming fully amortized, partially offset by an increase in amortization expense from acquired intangible assets from recent business combinations.

Further discussion regarding our business combinations appears in Note 4, "Business Combinations" to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other Expense, Net

The following table sets forth total other expense, net for the three and nine months ended October 31, 2017 and 2016:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2017	2016	2017 - 2016	2017	2016	2017 - 2016
Interest income	$654	$229	186%	$1,793	$695	158%
Interest expense	(8,891)	(8,708)	2%	(26,997)	(25,976)	4%
Loss on early retirement of debt	—	—	—%	(1,934)	—	*
Other income (expense):
Foreign currency (losses) gains , net	(1,474)	(2,152)	(32)%	2,384	1,870	27%
Gains (losses) on derivatives	834	1,266	(34)%	292	(696)	(142)%
Other, net	75	(235)	(132)%	(147)	(3,834)	(96)%
Total other (expense) income, net	(565)	(1,121)	(50)%	2,529	(2,660)	*
Total other expense, net	$(8,802)	$(9,600)	(8)%	$(24,609)	$(27,941)	(12)%

* Percentage is not meaningful.

Three Months Ended October 31, 2017 compared to Three Months Ended October 31, 2016. Total other expense, net, decreased by $0.8 million from $9.6 million in the three months ended October 31, 2016 to $8.8 million in the three months ended October 31, 2017.

Interest expense increased from $8.7 million in the three months ended October 31, 2016 to $8.9 million in the three months ended October 31, 2017 primarily due to higher interest rates on outstanding borrowings.

We recorded $1.5 million of net foreign currency losses in the three months ended October 31, 2017 compared to $2.2 million of net foreign currency losses in the three months ended October 31, 2016.  Foreign currency losses in the three months ended October 31, 2017 resulted primarily from the strengthening of the British pound sterling against the euro, resulting in foreign currency losses on euro-denominated net assets in certain entities which use a British pound sterling functional currency, and the strengthening of the U.S. dollar against the Singapore dollar, resulting in foreign currency losses on Singapore dollar-denominated net assets in certain entities which use a U.S. dollar functional currency.

Nine Months Ended October 31, 2017 compared to Nine Months Ended October 31, 2016. Total other expense, net, decreased by $3.3 million from $27.9 million in the nine months ended October 31, 2016 to $24.6 million in the nine months ended October 31, 2017.

Interest expense increased from $26.0 million in the nine months ended October 31, 2016 to $27.0 million in the nine months ended October 31, 2017 primarily due to higher interest rates on outstanding borrowings.

In the nine months ended October 31, 2017 we entered into a new credit agreement with certain lenders and terminated our prior credit agreement. In connection with these transactions, we recorded a $1.9 million loss on early retirement of debt. There were no comparable charges in the nine months ended October 31, 2016.

We recorded $2.4 million of net foreign currency gains in the nine months ended October 31, 2017 compared to $1.9 million of net foreign currency gains in the nine months ended October 31, 2016.  Foreign currency gains in the nine months ended October 31, 2017 resulted primarily from the weakening of the U.S. dollar against the euro from January 31, 2017 to October 31, 2017, resulting in foreign currency gains on U.S dollar-denominated net liabilities in certain entities which use a euro functional currency, and the weakening of the U.S. dollar against the British pound sterling, resulting in foreign currency gains on U.S. dollar-denominated net payables in certain entities which use a British pound sterling functional currency.

In the nine months ended October 31, 2017, there were net gains on derivative financial instruments (not designated as hedging instruments) of $0.3 million, compared to net losses of $0.7 million on such instruments for the nine months ended October 31, 2016.  The net gains in the current year primarily reflected gains on our interest rate swap agreement, partially offset by losses on contracts executed to hedge movements in the exchange rate between the U.S. dollar and the Singapore dollar.

Other net expenses decreased $3.7 million primarily due to a write-off of a $2.4 million cost-basis investment in our Cyber Intelligence segment in the nine months ended October 31, 2016, with no comparable charges in the nine months ended October 31, 2017. Also contributing to the decrease in other net expenses was resolution of a previously accrued sales tax contingency in our APAC region in the nine months ended October 31, 2017.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the three and nine months ended October 31, 2017 and 2016:

	Three Months Ended October 31,		% Change	Nine Months Ended October 31,		% Change
(in thousands)	2017	2016	2017 - 2016	2017	2016	2017 - 2016
Provision for income taxes	$5,944	$3,359	77%	$9,504	$4,747	100%

Three Months Ended October 31, 2017 compared to Three Months Ended October 31, 2016. Our effective income tax rate was 66.0% for the three months ended October 31, 2017, compared to a negative effective income tax rate of 82.4% for the three months ended October 31, 2016.  For the three months ended October 31, 2017, the pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was higher than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $5.9 million on pre-tax income of $9.0 million, which represented an effective income tax rate of 66.0%.

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

Nine Months Ended October 31, 2017 compared to Nine Months Ended October 31, 2016. Our effective income tax rate was negative 77.7% for the nine months ended October 31, 2017, compared to a negative effective income tax rate of 15.8% for the nine months ended October 31, 2016.  For the nine months ended October 31, 2017, pre-tax income in our profitable jurisdictions, where we recorded income tax provisions, was lower than the pre-tax losses in our domestic and foreign jurisdictions where we maintain valuation allowances and did not record the related income tax benefits. The result was an income tax provision of $9.5 million on a pre-tax loss of $12.2 million, which represented a negative effective income tax rate of 77.7%.

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

We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We have used cash as consideration for substantially all of our historical business acquisitions, including approximately $28.1 million and $72.3 million of net cash expended for business acquisitions during the nine months ended October 31, 2017 and 2016, respectively.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise additional equity or debt capital in the capital markets.

A considerable portion of our operating income is earned outside the United States. Cash, cash equivalents, short-term investments, and restricted cash and bank time deposits (excluding any long-term portions) held by our subsidiaries outside of the United States were $331.6 million and $282.1 million as of October 31, 2017 and January 31, 2017, respectively, and are generally used to fund the subsidiaries’ operating requirements and to invest in growth initiatives, including business acquisitions. These subsidiaries also held long-term restricted cash and bank time deposits of $31.5 million and $54.6 million at October 31, 2017 and January 31, 2017, respectively. We currently do not anticipate that we will need funds generated from foreign operations to fund our domestic operations for the next 12 months or for the foreseeable future.

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

The following table summarizes our total cash, cash equivalents, restricted cash and bank time deposits, and short-term investments, as well as our total debt, as of October 31, 2017 and January 31, 2017:

	October 31,	January 31,
(in thousands)	2017	2017
Cash and cash equivalents	$312,666	$307,363
Restricted cash and bank time deposits (excluding long term portions)	63,326	9,198
Short-term investments	6,411	3,184
Total cash, cash equivalents, restricted cash and bank time deposits, and short-term investments	$382,403	$319,745
Total debt, including current portion	$770,558	$748,871

Condensed Consolidated Cash Flow Activity
The following table summarizes selected items from our condensed consolidated statements of cash flows for the three months ended October 31, 2017 and 2016:

	Nine Months Ended October 31,
(in thousands)	2017	2016
Net cash provided by operating activities	$96,174	$71,689
Net cash used in investing activities	(88,693)	(80,632)
Net cash used in financing activities	(1,420)	(42,189)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(758)	(5,144)
Net increase (decrease) in cash and cash equivalents	$5,303	$(56,276)

Our operating activities generated $96.2 million of cash during the nine months ended October 31, 2017, which was offset by $90.1 million of net cash used in combined investing and financing activities during this period.  Further discussion of these items appears below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities is driven primarily by our net income or loss, as adjusted for non-cash items and working capital changes. Operating activities generated $96.2 million of net cash during the nine months ended October 31, 2017, compared to $71.7 million generated during the nine months ended October 31, 2016.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including the timing of our billings and collections, the timing and amounts of interest, income tax and other payments, and our operating results.

Net Cash Used in Investing Activities

During the nine months ended October 31, 2017, our investing activities used $88.7 million of net cash, including $28.1 million of net cash utilized for business acquisitions, $27.4 million of payments for property, equipment and capitalized software development costs, $3.1 million of net purchases of short-term investments, and $30.2 million of net cash used by other investing activities, consisting primarily of a net increase in restricted cash and bank time deposits during the period. Restricted cash and bank time deposits are typically deposits used to secure bank guarantees in connection with sales contracts, the amounts of which will fluctuate from period to period. However, the net increase in restricted cash and bank time deposits during the nine months ended October 31, 2017 resulted primarily from the deposit of approximately $35.0 million into an escrow account in connection with an immaterial business combination that closed in November 2017. This escrow deposit is classified within restricted cash and bank time deposits at October 31, 2017.

During the nine months ended October 31, 2016, our investing activities used $80.6 million of net cash, including $72.3 million of net cash utilized for business acquisitions, $22.3 million of payments for property, equipment, and capitalized software development costs, and $31.7 million of net cash used in other investing activities, consisting primarily of an increase in restricted cash and bank time deposits during the period. The increase in restricted cash and bank time deposits during the nine months ended October 31, 2016 reflected increased restricted cash associated with several large sales contracts. Partially offsetting those uses were $45.7 million of net proceeds from sales and maturities of short-term investments.

We had no significant commitments for capital expenditures at October 31, 2017.

Net Cash Used in Financing Activities

For the nine months ended October 31, 2017, our financing activities used $1.4 million of net cash. On June 29, 2017, we entered into the 2017 Credit Agreement with certain lenders, under which we received net proceeds of $424.5 million from the 2017 Term Loan, the majority of which was used to repay all $406.9 million owed under the 2014 Term Loans at June 29, 2017 upon termination of the Prior Credit Agreement. Additionally, we made a $1.1 million quarterly principal payment on our 2017 Term Loan during the three months ended October 31, 2017. Other financing activities during the nine months ended October 31, 2017 included $7.1 million paid for debt issuance costs, $7.2 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations, and a $0.7 million dividend payment to a noncontrolling shareholder of one of our subsidiaries.

For the nine months ended October 31, 2016, our financing activities used $42.2 million of net cash, the most significant portions of which were payments of $35.9 million of purchases of treasury stock under our share repurchase program, and $3.2 million for the financing portion of payments under contingent consideration arrangements related to prior business combinations.

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

We did not acquire any shares of treasury stock during the nine months ended October 31, 2017 under this program.

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

As of October 31, 2017, the Notes were not convertible.

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

Note Hedges

Pursuant to the Note Hedges, we purchased call options on our common stock, under which we have the right to acquire from the counterparties up to approximately 6,205,000 shares of our common stock, subject to customary anti-dilution adjustments, at a price of $64.46, which equals the initial conversion price of the Notes. Our exercise rights under the Note Hedges generally trigger upon conversion of the Notes and the Note Hedges terminate upon maturity of the Notes, or the first day the Notes are no longer outstanding. The Note Hedges may be settled in cash, shares of our common stock, or a combination thereof, at our option, and are intended to reduce our exposure to potential dilution upon conversion of the Notes. We paid $60.8 million for the Note Hedges, which was recorded as a reduction to additional paid-in capital. As of October 31, 2017, we had not purchased any shares under the Note Hedges.

Warrants

We sold the Warrants to several counterparties. The Warrants provide the counterparties rights to acquire from us up to approximately 6,205,000 shares of our common stock at a price of $75.00 per share. The Warrants expire incrementally on a series of expiration dates beginning in August 2021. At expiration, if the market price per share of our common stock exceeds the strike price of the Warrants, we will be obligated to issue shares of our common stock having a value equal to such excess. The proceeds from the sale of the Warrants were $45.2 million and were recorded as additional paid-in capital. As of October 31, 2017, no Warrants had been exercised and all Warrants remained outstanding.

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
As of October 31, 2017, the interest rate on 2017 Term Loan was 3.56%. Taking into account the impact of the original issuance discount and related deferred debt issuance costs, the effective interest rate on the 2017 Term Loan was approximately 3.74% at October 31, 2017. As of January 31, 2017 the weighted-average interest rate on the 2014 Terms Loans was 3.58%.
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

The 2017 Term Loan requires quarterly principal payments of approximately $1.1 million, which commenced on August 1, 2017, with the remaining balance due on June 29, 2024. Optional prepayments of loans under the 2017 Credit Agreement are generally permitted without premium or penalty.
The 2017 Credit Agreement contains certain customary affirmative and negative covenants for credit facilities of this type. The 2017 Credit Agreement also contains a financial covenant that, solely with respect to the 2017 Revolving Credit Facility, requires us to maintain a Leverage Ratio of no greater than 4.50 to 1. At October 31, 2017, our Leverage Ratio was approximately 2.8 to 1. The limitations imposed by the covenants are subject to certain exceptions as detailed in the 2017 Credit Agreement.
Contractual Obligations

Our Annual Report on Form 10-K for the year ended January 31, 2017 includes a table summarizing our contractual obligations of approximately $1.1 billion as of January 31, 2017, including approximately $900 million for long-term debt obligations, including projected future interest. That table appears under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the report. As described above under "Financing Arrangements", during the nine months ended October 31, 2017, we entered into the 2017 Credit Agreement and terminated our Prior Credit Agreement. As a result, our long-term debt obligations, including projected future interest (assuming future interest rates remain consistent with current interest rates), have increased from approximately $900 million at January 31, 2017 to approximately $950 million at October 31, 2017. Details regarding our long-term debt obligations are provided in Note 6, "Long-Term Debt" to our condensed consolidated financial statements included under Part I, Item 1 of this report.

Other than the impact of the transactions described above, we believe that our contractual obligations and commercial commitments did not materially change during the nine months ended October 31, 2017.

Contingent Payments Associated with Business Combinations

In connection with certain of our business combinations, we have agreed to make contingent cash payments to the former owners of the acquired companies based upon achievement of performance targets following the acquisition dates.

For the nine months ended October 31, 2017, we made $9.4 million of payments under contingent consideration arrangements. As of October 31, 2017, potential future cash payments and earned consideration expected to be paid subsequent to October 31, 2017 under contingent consideration arrangements total $101.8 million, the estimated fair value of which was $48.7 million, including $10.9 million reported in accrued expenses and other current liabilities, and $37.8 million reported in other liabilities. The performance periods associated with these potential payments extend through January 2022.

Off-Balance Sheet Arrangements

As of October 31, 2017, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

As of October 31, 2017, the interest rate on 2017 Term Loan was 3.56%. There were no borrowings outstanding under the 2017 Revolving Credit Facility at that date.

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

The section entitled "Quantitative and Qualitative Disclosures About Market Risk" under Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 31, 2017 provides detailed quantitative and qualitative discussions of the market risks affecting our operations. Other than as described above under "Interest Rate Risk on Our Debt", we believe that our market risk profile did not materially change during the nine months ended October 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 31, 2017.  Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended October 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 29, 2016, we announced that our board of directors had authorized a share repurchase program whereby we may make up to $150 million in purchases of our outstanding shares of common stock over the two years following the date of announcement. Under the share repurchase program, purchases can be made from time to time using a variety of methods, which may include open market purchases. The specific timing, price and size of purchases will depend on prevailing stock prices, general market and economic conditions, and other considerations, including the amount of cash generated in the U.S. and other potential uses of cash, such as acquisitions. Purchases may be made through a Rule 10b5-1 plan pursuant to pre-determined metrics set forth in such plan. The authorization of the share repurchase program does not obligate us to acquire any particular amount of common stock, and the program may be suspended or discontinued at any time. There was no share repurchase activity during the three months ended October 31, 2017.

We periodically purchase treasury stock from directors, officers, and other employees to facilitate income tax withholding and payment requirements upon vesting of equity awards during a company-imposed trading blackout or lockup periods. There was no such activity during the three months ended October 31, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The following exhibit list includes agreements that we entered into or that became effective during the three months ended October 31, 2017:

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

Verint Systems Inc.

December 6, 2017	/s/ Douglas E. Robinson
Douglas E. Robinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)